Form 10-Q/A
period 1993-09-30
CONCURRENT COMPUTER CORP/DE
filed 1994-02-07
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549
                      ----------------------


                   FORM 10-Q/A - AMENDMENT NO. 1


  (Mark One)

     X    Quarterly Report Pursuant to Section 13 or 15(d) of
    ---
                  the Securities Exchange Act of 1934

               For the Quarter Ended September 30, 1993

                                   or

    ----  Transition Report Pursuant to Section 13 or 15(d) of
                the Securities Exchange Act of 1934

           For the Transition Period from      to
                                          -----   ------
                    Commission File No. 0-13150
                    ---------------------------


                  CONCURRENT COMPUTER CORPORATION


         Delaware                        04-2735766
  (State of Incorporation)  (I.R.S. Employer Identification No.)


         2 Crescent Place, Oceanport,  New Jersey 07757
                   Telephone: (908) 870-4500


   	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X   No

	29,584,365 shares of the Registrant's Common Stock, par value $0.01 per share, were outstanding as of November 1, 1993.

	Concurrent Computer Corporation hereby amends the Management's Discussion and Analysis of Financial Condition and Results of
Operations section of its quarterly report on Form 10-Q for the three months ended September 30, 1993 to read in its entirety as follows:



             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview


Concurrent is experiencing continuing slow business conditions throughout the world affecting investment in capital goods, combined with worldwide industry and government spending controls, and delays in orders for spare parts under the Department of Commerce's Next Generation Weather Radar (NEXRAD) program. As a result of these factors, the Company is restructuring its operations to position its cost structure and to focus its revenue generating activities in a manner to fund growth and ensure that ongoing development programs, particularly related to the new MAXION and 3200-850 product lines, remain on schedule, and achieve profitability. For purposes of restructuring its operations to achieve the foregoing objectives, the Company has assumed a revenue trend for the remaining quarters of the fiscal year on average below the first quarter of fiscal year 1994 but growing on a quarter to quarter basis from the second quarter of fiscal year 1994, which is expected to be the low point for the fiscal year. The Company believes that ultimately orders for spare parts under the NEXRAD program will resume, however, because of the uncertainty as to timing, the Company has not assumed any revenue from the sales of spare parts under the program during fiscal year 1994.



The Company's objective is to increase revenues by providing real-time computer systems and services to its installed base of proprietary systems and to its open-systems target markets. The achievement of these objectives requires that the Company continue to enhance its proprietary hardware and operating system platforms, while investing heavily in developing its real-time open-system hardware and operating systems. It also requires the development and marketing of professional services, such as performance and capacity analysis and systems integration ("Professional Services"). One of the goals of the Company's strategy is to minimize the effect of the anticipated decline in sales of the Company's proprietary systems and traditional maintenance and support services ("Traditional Services"), while increasing sales of its open systems and Professional Services. A shift in sales from proprietary systems may result in lower gross margins. Currently, gross margins on open systems are lower than gross margins on proprietary systems. The Company believes gross margins on its open systems will improve with the continued implementation of its value-added market strategy. This strategy involves the introduction of new next generation open systems products, the first of which was introduced during October 1993, which the Company believes will generate higher gross margins than its existing open systems products. It also involves the development and sale of needed value-added products and services, such as software productivity and development tools, and packaged services comprised of Traditional Services and Professional Services, which sales are expected to have an aggregate positive impact on total gross margins.


The future growth of the Company's business and its future financial performance will depend to a significant extent upon its ability to develop and market competitive open systems which meet the real-time computing needs of its targeted end users. The Company is developing new next generation open-systems products (based on the MIPS R4400 microprocessor) which are expected to strengthen the Company's competitive position.

Selected Operating Data as a Percentage of Net Sales

The Company considers its computer systems and service business (including maintenance, support and training) to be one class of products which accounted for the percentages of net sales set forth below. The following table sets forth selected operating data as a percentage of net sales for certain items in the Company's consolidated statements of operations for the periods indicated.

                                              Three Months Ended
                                                 September 30,
                                                 1993     1992

Net sales:
   Computer systems                              49.3 %   51.7 %
   Service and other                             50.7     48.3
                                                -----    -----
      Total net sales                           100.0    100.0

Cost of sales (% of respective sales
      category):
   Computer systems                              50.1     46.6
   Service and other                             57.2     59.8
                                                -----    -----
      Total cost of sales                        53.7     53.0

Gross margin                                     46.3     47.0

Operating expenses:
   Research and development                      12.6     12.3
   Selling, general and administrative           28.2     26.6
   Provision for restructuring                   24.3      -
                                                -----    -----
      Total operating expenses                   65.1     38.9
                                                -----    -----
Operating income (loss)                         (18.8)     8.1

Interest expense                                 (3.0)    (6.6)
Interest income                                   0.3      0.5
Other income (expense) - net                      0.1      0.8
                                                -----    -----
Income (loss) before provision for income
  taxes, extraordinary loss and cumulative
  effect of change in accounting principles     (21.4)     2.8

Provision for income taxes                        0.9      0.9
                                                -----    -----
Income (loss) before extraordinary loss and
  cumulative effect of change in accounting
  principles (a)                                (22.3)%    1.9 %
                                                =====    =====

(a) The ratio for the three months ended September 30, 1993 excludes consideration of a $23.2 million extraordinary loss on early extinguishment of debt and a $5.0 million non-cash charge for the cumulative effect of change in accounting principles.

Results Of Operations

Three Months Ended September 30, 1993 in Comparison to Three Months Ended September 30, 1992

Net Sales

Net sales for the three months ended September 30, 1993 were $49.4 million, a decrease of $4.9 million from the prior year period. This decrease was due to a decrease of $3.7 million, or 13.2%, in computer systems and a decrease of $1.2 million, or 4.4%, in service and other revenues. The decrease in computer system sales was primarily due to a decline in domestic business and, to a lesser extent, unfavorable foreign exchange rates partially offset by an increase in European business which trend is not expected to continue in the near term. The decrease in service and other revenues was primarily due to unfavorable foreign exchange rates.


Gross Margin

Gross Margin, as measured in dollars and as a percentage of net sales, was $22.8 million and 46.3%, respectively, for the three months ended September 30, 1993 compared to $25.5 million and 47.0%, respectively, for the prior year period. The decrease in gross margin dollars and percentage was primarily due to the aforementioned decline in net sales, unfavorable product mix and unfavorable foreign exchange rates.


Operating Income (Loss)

Operating loss for the current year period was $9.3 million compared with operating income of $4.4 million for the prior year period. The $13.7 million change was due to the aforementioned $2.7 million decrease in gross margin and a $12.0 million provision for restructuring partially offset by a $1.0 million reduction in operating expenses.

The $1.0 million decrease in operating expenses was primarily due to a $0.6 million increase in capitalized software production costs and a $0.5 million decrease in selling, general and administrative expenses. The Company increased its gross research and development expenses by $0.1 million during the current year period reflecting the cost of its recently announced next generation open-systems products and new 3200-850 systems.

Income (Loss) Before Extraordinary Loss and Cumulative Effect of Change in Accounting Principles

Loss before extraordinary loss and cumulative effect of change in accounting principles was $11.0 million in the current year period compared to income of $1.0 million for the prior year period. Income (loss) before extraordinary loss and cumulative effect of change in accounting principles changed by $12.0 million as a result of a $12.0 million provision for restructuring and a $1.7 million decrease in operating income (excluding the provision for restructuring) partially offset by a $1.7 million decrease in non-operating expenses. The decrease in non-operating expenses was primarily due to a $2.1 million decrease in interest expense resulting from the reduction of the Company's indebtedness partially offset by an increase in foreign exchange losses.


Extraordinary Loss on Early Extinguishment of Debt

The extraordinary loss on early extinguishment of debt of $23.2 million resulted from the redemption in full of the Company's outstanding Subordinated Debt in connection with the Refinancing.


Cumulative Effect of Change in Accounting Principles

The cumulative effect of change in accounting principles of $5.0 million resulted from the adoption of the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Financial Resources and Liquidity


Liquidity of the business is dependent on many factors, including sales volume, operating profit ratio, debt service and the efficiency of asset utilization and turnover. Historically, the Company has derived approximately 75% of its total revenues from its installed base, from long-term programs, and long-term customer relationships which have provided a stable and generally predictable source of cash flow. The future liquidity of the Company's business will depend to a significant extent on: 1) its ability to develop and market competitive open systems as revenues attributable to sales and service of proprietary systems decline; 2) whether sales and services to its installed base, particularly of proprietary systems, decline more rapidly than anticipated; and
3) its ongoing cost containment efforts.



Due to lower than expected sales and orders volume in the first quarter of fiscal year 1994, resulting from the continuing slow business conditions throughout the world affecting investment in capital goods, combined with worldwide industry and government spending controls and delays in orders for spare parts under the NEXRAD program, the Company recorded a provision for restructuring of $12.0 million in connection with its operational restructuring efforts. The provision includes employee termination, office closing or downsizing and other related costs which account for approximately 50%, 25% and 25% of the provision, respectively. The Company is restructuring its operations to position its cost structure and to focus its revenue generating activities in a manner to fund growth and ensure that ongoing development programs, particularly related to the new MAXION and 3200-850 product lines, remain on schedule, and achieve profitability.



The Company estimates that the cost savings related to the restructuring of operations and other actions will be approximately $7 million per quarter when fully realized. Such savings can be expected to begin during the second quarter of fiscal year 1994 and be fully realized during the first quarter of fiscal year 1995. The cost savings actions primarily include reductions in work force (employee terminations), office closings or downsizings and reduced or controlled spending on items such as annual salary increases, employee benefits, consulting, auto leases, travel and other costs. Total cash outlays are not expected to decline until the quarter ending March 31, 1994, and not substantially until after the quarter ending June 30, 1994 primarily due to employee termination costs. The Company believes that it will be able to fund the cash outlays through cash flow from operations under the restructured organization and by managing the timing of certain restructuring payments (e.g., office lease buy-outs). The Company also expects to explore the possibility of deferring certain principal amortization payments under its term loan with its lenders.

On July 21, 1993, the Company completed a comprehensive refinancing (the "Refinancing"). The objectives of the Refinancing were to reduce and improve the terms of the Company's indebtedness, improve the Company's capital structure and financial flexibility, reduce interest expense and improve profitability, and increase the market liquidity of the Common
Stock.

The Refinancing reduced total indebtedness by an aggregate amount of approximately $67 million and, consequently, reduced the Company's total debt to total capitalization ratio from greater than 80% to approximately 49% (which also reflects the results of operations for the three months ended September 30, 1993 including the recognition of a provision for restructuring of $12.0 million, an extraordinary loss on early extinguishment of debt of approximately $23 million and a non-cash charge of $5.0 million for the cumulative effect of change in accounting principles). Additionally, the Refinancing will reduce annual interest expense by more than $10 million during each of the next four fiscal years (with a reduction in cash interest expense of more than $5 million in fiscal year 1994 and more than $7 million per year thereafter). The Company also has tax basis net operating loss carryforwards available to offset future U.S. federal, state and certain foreign taxable income.

As of September 30, 1993, the Company had a current ratio of
1.2 to 1, an inventory turnover ratio of 4.8 times and net working capital of $13.1 million. At September 30, 1993, cash and cash equivalents amounted to $9.7 million and accounts receivable amounted to $40.6 million.

At September 30, 1993, the outstanding balance of the Existing Term Loan was $29.4 million. Pursuant to the Refinancing, the Amended Term Loan amortization schedule was revised to provide for 24 equal installments of $687,500 each commencing July 30, 1993 and each month thereafter, with a final payment of $15 million payable June 30, 1995. The Company has the right to prepay the Amended Term Loan at any time without penalty.


On September 28, 1993, and November 18, 1993, the Company's bank term loan was amended to modify certain financial covenants. The latter amendment also waived the Company's obligations with respect to certain financial covenants for the three months ended September 30, 1993. On November 10, 1993, the term loan was also amended to allow the Company to defer up to four monthly principal amortization payments depending on cash balances and to provide for up to $3 million in standby letters of credit in connection with overseas lines of credit. In connection with that amendment the Company made a $3 million prepayment to be applied to the amortization payment due on the June 15, 1995 maturity date. The three amendments were obtained to provide the Company with greater financial flexibility in light of lower than expected revenues and earnings for the three months ended September 30, 1993, a $12.0 million provision for restructuring recorded during the same period and anticipated financial results for fiscal year 1994.

The Company has placed its Tinton Falls Facility for sale. In the event the Company sells the facility, the Company will be required under the terms of the Amended Term Loan to make a prepayment of the Amended Term Loan in an amount equal to 75% of the net proceeds to the Company from such sale, after any payments to the lenders of the Existing Term Loan pursuant to a disposition proceeds sharing arrangement. The prepayment would be applied to payments due in inverse order of maturity.


Although management believes that anticipated improvements in cash flow from operations resulting from the restructuring of operations and other actions, together with reduced debt service requirements resulting from the Refinancing, will enhance the Company's ability to manage its cash requirements, the short term prospects for the Company's liquidity are dependent to a significant degree upon the level of revenue from sales and service of its computing systems and the Company's ongoing restructuring actions and cost containment efforts. The decline in revenue during the three months ended September 30, 1993 adversely affected the Company's liquidity. Further declines may adversely affect the Company's ability to
meet obligations when due.   Depending on the revenue levels
attained, the Company may need to seek additional flexibility with respect to its obligations under its bank term loan. In addition, to the extent that sales of the Company's new open systems significantly increase, the Company will have increased working capital requirements to fund inventory and capital equipment needs. Management does not anticipate being able to fund this potential need for increased working capital through internal cash flow and may need to obtain financing from outside sources. There can be no assurance that such financing can be obtained.


The Company has not adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The Company is currently analyzing the standard to determine the impact, if any, on the Company's reported results of operations or financial condition. The Company is required to adopt this standard by fiscal year 1995.

                           Signatures


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to the quarterly report for the quarter ended
September 30, 1993 to be signed on its behalf by the undersigned thereunto duly authorized.





                              CONCURRENT COMPUTER CORPORATION
                                         (Registrant)




                              By: /s/ John T. Stihl
                                  John T. Stihl
                                  Chairman of the Board
                                  President and
                                  Chief Executive Officer


                              By: /s/ James P. McCloskey
                                  James P. McCloskey
                                  Vice President, Finance
                                  Treasurer and
                                  Chief Financial Officer



Dated: February 4, 1994