Form 10-Q
period 1993-12-31
CONCURRENT COMPUTER CORP/DE
filed 1994-02-14
CIK 749038

U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                              FORM 12b-25

                                                       SEC File Number: 0-13150
                                                       CUSIP Number: 206-710-204

                     NOTIFICATION OF LATE FILING
                             (Check One):

	    [ ]	Form 10-K  		[ ] Form 11-K 	[ ] Form 20-F
	    [X] Form 10-Q  		[ ] Form N-SAR

	    For Period Ended: 	December 31, 1993

	    If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

	    Part I-Registrant Information

	    Full Name of Registrant:  Concurrent Computer Corporation

	    Former Name if Applicable: Massachusetts Computer Corporation

	    Address of Principal Executive Office (Street and Number)

	    		2 Crescent Place
	    		Oceanport, New Jersey 07757

	    Part II-Rules 12b-25 (b) and (c)

	    If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

	    [X]	(a) The reasons described in reasonable detail in Part
	    III of this form could not be eliminated without unreasonable effort or expense;

	    [X]	(b) The subject quarterly report on Form 10-Q will be
	    filed on or before the fifth calendar day following the prescribed due date; and

	    [ ]	(c) The accountant's statement or other exhibit required
	    by Rule 12b-25(c) has been attached, if applicable.

	    Part III-Narrative

	    State below in reasonable detail the reasons why Form 10-K, 11-K, 20-F, 10-Q or N-SAR or portion thereof could not be filed within the prescribed time period.

	    The Form 10-Q could not be timely filed on the February 14, 1994 due date because the Registrant needed additional time to revise its disclosure to reflect (a) conditions affecting its results and actions being taken in response to these conditions and (b) an expected amendment to its credit agreement to provide for additional flexibility in certain financial covenants as a result thereof.


	    Part IV-Other Information

	    	(1) Name and telephone number of person to contact in
	    regard to this notification.

	    Kevin J. Dell					(908) 870-4354
	    Vice President, General Counsel
	    and Assistant Secretary

	    	(2) Have all other periodic reports required under
	    section 13 or 15(d) of the Securities and Exchange Act of 1934 or section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s). [X] Yes [ ] No

	    	(3) Is it anticipated that any significant change in
	    results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? [X] Yes [ ] No

	    If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reason why a reasonable estimate of the results cannot be made. (See attached press release.)

	    Concurrent Computer Corporation (name of Registrant as specified in its charter) has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.




	    Date: February 11, 1994		By:     /s/ Kevin J. Dell
                                                        --------------------
	    						Kevin J. Dell
	    						Vice President
	    						General Counsel
	    						and Assistant Secretary

CONCURRENT                                                  PRESS RELEASE
COMPTER
CORPORATION
- -------------------------------------------------------------------------

FOR IMMEDIATE RELEASE

	    				CONTACT:
	    				Michael A. Stugrin
	    				Director, Corporate &
	    				Marketing Communications
	    				1-908-870-5888


	    CONCURRENT COMPUTER CORPORATION REPORTS SECOND FISCAL
	    QUARTER RESULTS

	    Oceanport, NJ, January 28, 1994 -- Concurrent Computer Corporation today reported the results of its second fiscal quarter ended December 31, 1993. The Company also said it had implemented a major restructuring and worldwide reorganization and that it has shipped on schedule beta units of its new-generation open systems platform, the MAXION multiprocessor system.

	    For the quarter, Concurrent reported a net loss of $3.5 million, or $.12 per share, which compares with net income of $705,000, or $.07 per share, in last year's second fiscal quarter. The net loss for the quarter includes a sales and use tax credit of $1.4 million, or $.05 per share, related to a change in estimate of state sales and use tax reserves. The company reported that net sales were $40.7 million compared with $54.5 million in last year's second quarter.

	    For the six months ending December 31, 1993, Concurrent reported that before extraordinary items, accounting changes, and a provision for restructuring, it had a net loss of $2.5 million, or $.10 per share, compared to income of $1.7 million or $.17 per share, in the comparable prior year period. As previously reported, the Company had an extraordinary loss of $23.2 million, or $.87 per share, on early extinguishment of debt. In addition, the Company had a non-cash charge of $5.0 million, or $.19 per share, related to


                   	          - more -

	    Concurrent Reports Second Fiscal Quarter Results    Page 2 of 3

	    the required adoption of new accounting standards SFAS 106 and 109, and a provision for restructuring of $12 million or $.45 per share. There were no comparable items in the prior year. Including these charges, net loss for the six months was $42.7 million, or $1.61 per share.

	    Net sales of $90.0 million in the current six-month period compares with $108.7 million in the prior period.

	    John T. Stihl, Chairman, President, and Chief Executive Officer, said: "The results for the quarter were disappointing in two respects: First, our sales were slightly lower than projected. Second, gross profit was affected by reduced volume and an unfavorable mix of product shipped. We also experienced the incremental costs of the MAXION multiprocessor system introduction during the quarter. In light of these factors as well as the continuing uncertain worldwide economic environment, we have taken firm actions to reduce our cost structure consistent with current and anticipated revenue levels and to restore profitability."

	    Concurrent said that as a result of restructuring and other actions taken over the last six months, the company had reduced its expense base by about $7.0 million per quarter. Actions taken included reducing its worldwide workforce by about 200, or 12 percent, to about 1500; consolidating or closing non-critical facilities; and reducing spending. The company said that it is continuing to implement its restructuring activities in order to preserve and improve its liquidity. Based on the quarter's results, the Company said it would not be able to satisfy all of its obligations under its domestic bank debt agreement and that it is in active discussions with its lenders to obtain appropriate modifications.

	    Earlier this month, Concurrent announced a new decentralized sales, services and marketing field operation which is intended to enhance revenue growth by speeding-up decision-making and being more responsive to our customers. The company is completing its annual strategic planning activities and expects to pursue new market initiatives and alliances aimed at spurring revenue growth. Concurrent also said that beta shipments of its


   	                              - more -

	    Concurrent Reports Second Fiscal Quarter Results	Page 3 of 3

	    new MAXION multiprocessor system have been on schedule and that the systems are receiving favorable customer response. Beta systems are in place at the Boeing Company's Defense and Space Group, McDonnell Douglas Training Systems, and other customer sites.

	    Regarding the near-term outlook, Stihl said: "We are cautiously optimistic about the second half of the fiscal year. We had a rebound in customer orders in the second quarter and our current expectation is for a modest increase in revenue during the current quarter. Our goal is to be profitable over the rest of the fiscal year and beyond."

	    Concurrent Computer Corporation, headquartered in Oceanport, New Jersey, is a leading, worldwide supplier of networked and distributed, high-performance, real-time, fault-tolerant computing systems supported by a technology-based, worldwide customer services organization. The Company's products, systems and professional services provide real-time solutions in simulation and training, weather and airspace management, signal intelligence and analysis, financial trading, hospital administration, measurement and control, and to its Series 3200 system customer base. Concurrent Computer Corporation has achieved ISO 9000 quality certification for its design, development, manufacturing and support processes. Its common stock trades on NASDAQ under the symbol CCUR.

                                    ###

	    262C0194

		                                CONCURRENT COMPUTER CORPORATION
		                            CONSOLIDATED STATEMENTS OF OPERATIONS
		                    (Dollars and shares in thousands, except per share amounts)



				                Three Months Ended		   Six Months Ended
  				                   December 31,	                     December 31,
                                                 -----------------                -----------------
      				                1993 		1992		 1993 		  1992
                                                ----            ----             ----             ----
Net sales:
    Computer systems			       $19,393	       $31,471		$43,708          $59,492
    Service and other				21,295		23,008		 46,340		  49,204
                                               -------        --------          -------         --------
            Total				40,688		54,479		 90,048	         108,696
                                               -------        --------          -------         --------
Cost of sales:
    Computer systems				11,360		14,562		 23,553		  27,627
    Service and other				13,545		14,724		 27,860		  30,382
                                               -------        --------          -------         --------
            Total				24,905		29,286		 51,413		  58,009
                                               -------        --------          -------         --------
Gross margin				        15,783		25,193		 38,635		  50,687
                                               -------        --------          -------         --------
Operating expenses:
    Research and development			 6,551		 6,319		 12,775		  12,978
    Selling, general and administrative	        13,371		14,389		 27,279		  28,816
    Provision for restructuring			  -		  -		 12,000		    -
    Sales and use tax credit		        (1,440)		  -	         (1,440) 	    -
                                               -------        --------          -------         --------
            Total				18,482		20,708		 50,614		  41,794
                                               -------        --------          -------         --------
Operating income (loss)			        (2,699)		 4,485	        (11,979)	   8,893

Interest expense				  (640)		(3,255)		 (2,141)          (6,832)
Interest income				           144		   294		    305		     583
Other income (expense) - net			  (147)		  (319)		    (92)	      89
                                               -------        --------          -------         --------
Income (loss) before provision for income
    taxes, extraordinary loss and cumulative
    effect of change in accounting principles   (3,342)		 1,205	        (13,907)	   2,733
Provision for income taxes			   150		   500		    600		   1,000
                                               -------        --------          -------         --------
Income (loss) before extraordinary loss and
    cumulative effect of change in accounting
    principles				        (3,492)		   705	        (14,507)           1,733
Extraordinary loss on early extinguishment of
    debt				          -		  -	        (23,193)	    -
Cumulative effect of change in accounting
    principles for income taxes and
    postretirement benefits		          -		  -		 (5,000)	    -
                                               -------        --------          -------         --------
Net income (loss)			       ($3,492)		  $705 	       ($42,700)	  $1,733
                                               =======        ========          =======         ========
Income (loss) per share:
   Primary:
      Income (loss) before extraordinary
        loss and cumulative effect of
        change in accounting principles	        ($0.12)		 $0.07 		 ($0.55)           $0.18
      Extraordinary loss on early
        extinguishment of debt		          -		  -		  (0.87)            -
      Cumulative effect of change in
        accounting principles for income
        taxes and postretirement benefits	  -		  -		  (0.19)	    -
                                               -------        --------          -------         --------
      Net income (loss)			        ($0.12)		 $0.07 		 ($1.61)           $0.18
                                               =======        ========          =======         ========
    Fully diluted:
      Income (loss) before extraordinary
      loss and cumulative effect of change
         in accounting principles	        ($0.12)		 $0.07 		 ($0.55)           $0.17
      Extraordinary loss on early
         extinguishment of debt		          -		  -		  (0.87)            -
      Cumulative effect of change in
         accounting principles for income
         taxes and postretirement benefits        -		  -		  (0.19)	    -
                                               -------        --------          -------         --------
      Net income (loss)				($0.12)		 $0.07 		 ($1.61)	   $0.17
                                               =======        ========          =======         ========
Weighted average number of common shares and
         stock equivalents
      Primary				        29,585	         9,659		 26,524		   9,490
                                               =======        ========          =======         ========
      Fully Diluted				29,585		10,075		 26,524		   9,980
                                               =======        ========          =======         ========