Form 10-Q
period 1993-12-31
CONCURRENT COMPUTER CORP/DE
filed 1994-02-22
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            --------------


                             FORM 10-Q


  (Mark One)

      X    Quarterly Report Pursuant to Section 13 or 15(d) of
    -----         the Securities Exchange Act of 1934

               For the Quarter Ended December 31, 1993

                                 or

           Transition Report Pursuant to Section 13 or 15(d) of
    -----         the Securities Exchange Act of 1934

               For the Transition Period from      to
                                              -----  -----

                     Commission File No. 0-13150

                            --------------

                    CONCURRENT COMPUTER CORPORATION


           Delaware                        04-2735766
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

                           Yes  X   No
                               ---     ---

       Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of February 1, 1994 were 29,584,548.

PART I.   Financial Information
Item 1.   Financial Statements

Concurrent Computer Corporation
Consolidated  Statements of Operations
(Dollars in thousands, except per share amounts)

                                  Three Months Ended    Six Months Ended
                                     December 31,          December 31,
                                  ------------------    ----------------
                                    1993      1992       1993      1992
                                  --------  -------     -------  -------
  Net sales:
    Computer systems              $ 19,393  $ 31,471   $ 43,708  $ 59,492
    Service and other               21,295    23,008     46,340    49,204
                                  --------  --------   --------  --------
         Total                      40,688    54,479     90,048   108,696

  Cost of sales:
    Computer systems                11,360    14,562     23,553    27,627
    Service and other               13,545    14,724     27,860    30,382
                                  --------  --------   --------  --------
         Total                      24,905    29,286     51,413    58,009

  Gross margin                      15,783    25,193     38,635    50,687

  Operating expenses:
    Research and development         6,551     6,319     12,775    12,978
    Selling, general and
      administrative                13,371    14,389     27,279    28,816
    Provision for restructuring        -         -       12,000       -
    Sales and use tax credit        (1,440)      -       (1,440)      -
                                  --------  --------   --------  --------
  Total operating expenses          18,482    20,708     50,614    41,794
                                  --------  --------   --------  --------
  Operating income (loss)           (2,699)    4,485    (11,979)    8,893

  Interest expense                    (640)   (3,255)    (2,141)   (6,832)
  Interest income                      144       294        305       583
  Other income (expense) - net        (147)     (319)       (92)       89
                                  --------  --------   --------  --------
  Income (loss) before
    provision for income taxes,
    extraordinary loss and
    cumulative effect of change
    in accounting principles        (3,342)    1,205    (13,907)    2,733
  Provision for income taxes           150       500        600     1,000
                                  --------  --------   --------  --------
  Income (loss) before
    extraordinary loss and
    cumulative effect of change
    in accounting principles        (3,492)      705    (14,507)    1,733

  Extraordinary loss on early
    extinguishment of debt             -         -      (23,193)      -

  Cumulative effect of change in
    accounting principles for
    income taxes and postretirement
    benefits                           -         -       (5,000)      -
                                  --------  --------   --------  --------
  Net income (loss)               $ (3,492) $    705   $(42,700) $  1,733
                                  ========  ========   ========  ========
  Income (loss) per share:
    Primary:
     Income (loss) before
      extraordinary loss and
      cumulative effect of change
      in accounting principles    $ (0.12)  $   0.07   $  (0.55) $   0.18
     Extraordinary loss on early
      extinguishment of debt           -         -        (0.87)       -
     Cumulative effect of change
      in accounting principles
      for income taxes and post-
      retirement benefits              -         -        (0.19)       -
                                  --------  --------   --------  --------
    Net income (loss)             $  (0.12) $   0.07   $  (1.61) $   0.18
                                  ========  ========   ========  ========
    Fully diluted:
     Income (loss) before
      extraordinary loss and
      cumulative effect of change
      in accounting principles    $ (0.12)  $   0.07   $  (0.55) $   0.17
     Extraordinary loss on early
      extinguishment of debt           -         -        (0.87)       -
     Cumulative effect of change
      in accounting principles
      for income taxes and post-
      retirement benefits              -         -        (0.19)       -
                                  --------  --------   --------  --------
    Net income (loss)             $  (0.12) $   0.07   $  (1.61) $   0.17
                                  ========  ========   ========  ========

                  The accompanying notes are an integral part of the
                          consolidated financial statements.

                              Concurrent Computer Corporation
                                Consolidated Balance Sheets
                                   (Dollars in thousands)

                                                     Pro Forma
                                                      June 30,
                                     December 31,       1993       June 30,
                                         1993       (See Note 2)     1993
                                     ------------   ------------  ---------
     ASSETS
Current assets:
  Cash and cash equivalents          $     7,752    $    18,162    $ 30,422
  Accounts receivable - net               32,568         37,502      37,502
  Inventories                             24,462         21,920      21,920
  Prepaid expenses and other
    current assets                        10,904         10,874      10,874
                                     -----------    -----------    --------
    Total current assets                  75,686         88,458     100,718

Property, plant and equipment - net       45,383         48,220      48,220
Other long-term assets                     7,108          8,948       8,148
                                     -----------    -----------    --------
Total assets                         $   128,177    $   145,626    $157,086
                                     ===========    ===========    ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                      $     4,496    $     2,783    $  2,783
  Current portion of long-term debt        9,625          8,250       8,250
  Accounts payable and accrued
    expenses                              51,135         47,334      47,334
  Deferred revenue                         5,997          7,575       7,575
                                     -----------    -----------    --------
    Total current liabilities             71,253         65,942      65,942

Long-term debt                            17,390         24,731      67,938
Other long-term liabilities                7,630          4,703       4,703

Stockholders' equity:
  Preferred stock                            -              -            70
  Common stock                               296            293          26
  Capital in excess of par value          71,687         70,429      15,626
  Accumulated earnings (deficit)
    after eliminating accumulated
    deficit of $81,826 at December
    31, 1991, date of quasi-
    reorganization                       (37,898)       (18,451)      4,802
  Treasury stock                             (58)           (58)        (58)
  Cumulative translation adjustment       (2,123)        (1,963)     (1,963)
                                     -----------    -----------    --------
    Total stockholders' equity            31,904         50,250      18,503
                                     -----------    -----------    --------
Total liabilities and
  stockholders' equity               $   128,177    $   145,626    $157,086
                                     ===========    ===========    ========

                  The accompanying notes are an integral part of the
                           consolidated financial statements.

                Concurrent Computer Corporation
              Consolidated Statements of Cash Flows
                     (Dollars in thousands)

                                                    Six Months Ended
                                                       December 31,
                                                    ----------------
                                                     1993       1992
                                                    ------     -----

Cash flows provided by (used by) operating
  activities:
  Net income (loss)                                $(42,700)  $  1,733
  Adjustments to reconcile net income (loss)       --------   --------
    to net cash provided by (used by) operating
    activities:
    Depreciation, amortization and other              6,267      6,477
    Non-cash interest and amortization of
       financing costs                                  801      4,401
    Extraordinary loss on extinguishment of debt     23,193        -
    Cumulative effect of change in accounting
       principles                                     5,000        -
    Provision for restructuring                      12,000        -
    Sales and use tax credit                         (1,440)       -
    Decrease (increase) in current assets:
      Accounts receivable                             4,538      4,014
      Inventories                                    (2,338)        81
      Prepaid expenses and other current assets         (70)       850
    Decrease in current liabilities,
      other than debt obligations                    (7,668)    (3,719)
    (Increase) decrease in other long-term assets    (1,457)       456
    Increase (decrease) in other long-term
       liabilities                                      461       (168)
                                                   --------   --------
    Total adjustments to net income (loss)           39,287     12,392
                                                   --------   --------
Net cash (used by) provided by operating
    activities                                       (3,413)    14,125
                                                   --------   --------
Cash flows used by investing activities:
  Additions to property, plant and equipment         (3,497)    (5,305)
                                                   --------   --------
Cash flow provided by (used by) financing
  activities:
    Net proceeds (payments) of notes payable          1,908       (666)
    Repayment of long-term debt                     (73,615)    (4,914)
    Issuance of long-term debt                          708        -
    Net proceeds from sale and issuance
       of common stock                               55,001          5
                                                   --------   --------
Net cash used by financing activities               (15,998)    (5,575)
                                                   --------   --------
Effect of exchange rate changes on cash
  and cash equivalents                                  238     (1,201)
                                                   --------   --------

(Decrease) increase in cash and cash equivalents   $(22,670)  $  2,044
                                                   ========   ========

Cash paid during the year for:

   Interest                                        $  1,642   $  2,640
                                                   ========   ========
   Income taxes (net of refunds)                   $    204   $    872
                                                   ========   ========

                      The accompanying notes are an integral part of
                         the consolidated financial statements.

                Concurrent Computer Corporation
            Notes To Consolidated Financial Statements
- ---------------------------------------------------------------------

Note 1:  Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles. The foregoing financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal, recurring nature. These results, however, are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2: Refinancing

On July 21, 1993, the Company completed a comprehensive refinancing (the "Refinancing"). The Refinancing consisted of the following: a) the sale and issuance of $59.1 million in common stock (the "Offering"); b) the modification of the Company's existing bank term loan (the "Existing Term Loan") to, among other things, extend the maturity date and reduce the interest rate (the "Amended Term Loan"); and c) the conversion of all of the outstanding shares of the Company's convertible participating preferred stock (the "Convertible Preferred Stock") into shares of common stock at a ratio of one to one.

The net proceeds of the Offering ($55.0 million) together with approximately $12 million of Company cash were used to redeem in full the Company's outstanding 12.08% Senior Subordinated Notes due 1997 (the "Subordinated Debt") at face amount, including accrued interest, as of July 21, 1993. The Subordinated Debt was originally recorded with an original issue discount resulting in an effective yield-to-maturity of 25%. The redemption of the Subordinated Debt resulted in an extraordinary charge reducing net income by approximately $23 million during the three months ended September 30, 1993 based on an aggregate cash redemption price of approximately $67 million and a book value of approximately $44 million. The Refinancing, including the effect of the redemption of the Subordinated Debt and related $23 million extraordinary charge, resulted in an estimated $32 million increase to stockholders' equity during the three months ended September 30, 1993.

Note 3:  Debt Covenants

On September 28, 1993, November 18, 1993 and February 18, 1994, the Company's bank term loan was amended to modify certain financial covenants. The amendments on November 18, 1993 and February 18, 1994 also waived the Company's requirements with respect to certain financial covenants for the three months ended September 30, 1993 and December 31, 1993, respectively.

On November 10, 1993, the term loan was amended to allow the Company to defer up to four monthly principal amortization payments, depending on cash balances, until April 1, 1994 and to provide for up to $3 million in standby letters of credit in connection with overseas lines of credit. In consideration of the amendment, the Company made a $3 million principal prepayment, which was applied to the term loan amortization payment due on the June 30, 1995 maturity date, from the proceeds of borrowings under such overseas lines of credit.

On February 18, 1994, the term loan was further amended to allow the Company to further defer the four monthly principal amortization payments until September 30, 1994, at which time two of the deferred monthly principal amortization payments are due, and December 31, 1994, at which time the remaining two deferred monthly principal amortization payments are due. In connection with this amendment, the Company granted an aggregate of 600,000 of stock purchase warrants to the banks. The warrants were issued with an exercise price equal to the fair market value of a share of the Company's common stock on the date of the amendment and expire on September 30, 1994. The warrants provide for the possibility of an extension, at the option of the banks, of the expiration of these warrants in consideration of further extensions of the four monthly principal amortization payments and a restructuring of the term loan.

The above amendments were obtained to provide the Company with greater financial flexibility in light of lower than expected revenues and financial results for the first six months of fiscal year 1994, a $12 million provision for restructuring recorded during the three months ended September 30, 1993 and anticipated financial results for the remainder of the fiscal year.

Note 4:  Provision for Restructuring

During the three months ended September 30, 1993, the Company recorded a provision for restructuring of $12.0 million in connection with its operational restructuring to bring costs in line with current and anticipated revenue levels.

Note 5:  Change in Accounting Estimate

During the three months ended December 31, 1993, the Company recorded a sales and use tax credit of $1.4 million, or $.05 per share, related to a change in the estimate of state sales and use tax reserves.

Note 6:  Income Taxes

On July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS No. 109"). This standard requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, a deferred tax asset or liability is recognized for temporary differences between financial reporting and income tax bases of assets and liabilities, tax credit carryforwards and operating loss carryforwards. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The provisions of FAS No. 109 have been applied without restating the prior years' financial statements.

In connection with the adoption of this standard, the Company recorded a non-cash charge of $2.0 million representing a valuation allowance to reduce its deferred tax assets as of the date of adoption. As of the date of adoption, the Company's deferred tax assets and liabilities were comprised of the following:

(Dollars in thousands)

	Gross deferred tax assets:

        Net operating loss carryforwards              $ 14,320

        Accumulated depreciation                        10,121

        Accrued compensation                             2,772

        Inventory reserves                               2,342

        Other                                            5,118
                                                      --------
        Gross deferred tax assets                       34,673

	Gross deferred tax liabilities:

        Subordinated debt                               (9,045)
                                                      --------
     Sub-total                                          25,628

     Valuation allowance                               (25,628)
                                                      --------
     Net deferred tax assets/liabilities              $      0
                                                      ========


During the three months ended September 30, 1993, the deferred tax liability related to the Company's Subordinated Debt was reversed upon the early extinguishment of such debt. In connection with this reversal, the Company recorded a corresponding increase to its deferred tax asset valuation allowance.

Note 7:  Postretirement Benefits Other Than Pensions

On July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard requires companies to accrue postretirement benefits throughout the employees' active service periods until they attain full eligibility for those benefits. The transition obligation (the accumulated postretirement benefit obligation at the date of adoption) may be recognized either immediately or by amortization over the longer of the average remaining service period for active employees or 20 years.

The Company has a plan for retiree medical and life insurance benefits for its U.S. employees but does not have any significant foreign plans. Based on the terms of the U.S. plan, participants must be age 55 with at least 10 years of service to be eligible for medical benefits. If the retiree is age 55 and has a minimum of five years of service, but less than 10 years of service, coverage of certain medical benefits can be purchased through the Company. The comprehensive plan, which may be amended at the Company's discretion, provides lifetime coverage for retirees and coverage for spouses until one year after the death of the retiree. The plan provides that the Company's costs will be capped at the 1993 level. Eligibility for life insurance is restricted to employees who retired prior to January 1993.

In connection with the adoption of this standard, the Company recorded a non-cash charge of $3.0 million representing the accumulated postretirement benefit obligation at the date of adoption. The unfunded status of the Company's plan on the date of adoption was as follows:

	Accumulated Postretirement Benefit Obligation:

    (Dollars in thousands)

	Active Ineligible Plan Participants                 $1,134
  	Active Eligible Plan Participants                      619
  	Retirees and Dependents                              1,247
                                                            ------
                                                            $3,000
                                                            ======


The weighted-average discount rate and the rate of increase in compensation levels used in determining the accumulated postretirement benefit obligation was 7.5% and 5.0%, respectively.

Assumed health care cost increases, estimated to be 11% for the year 1993, decline at a rate of approximately 0.5% to 1.0% per year to the ultimate trend rate of 5.0% in the year 2001. Notwithstanding the above, a 1% increase in the health care cost trend rate would not have an effect on the accumulated postretirement benefit obligation since the plan provides that the Company's future costs will be capped at the 1993 level.

Note 8:  Income (Loss) Per Share

Income (loss) per share for the three and six months ended December 31, 1993 and 1992, respectively, is based on the weighted average number of shares of common stock outstanding and for the three and six months ended December 31, 1992 includes common stock equivalents (Convertible Preferred Stock and dilutive stock options). The number of shares used in computing earnings per share were as follows:

(Shares in thousands)
                        Three Months Ended      Six Months Ended
                           December 31,           December 31,
                        ------------------      -----------------
                          1993      1992         1993      1992
                        --------  --------      -------   -------

   Primary                29,585     9,659       26,524    9,490
                        ========  ========      =======  =======

   Fully Diluted          29,585    10,075       26,524    9,980
                        ========  ========      =======  =======

Supplemental net loss per share for the six months ended December 31, 1993 which is calculated assuming the Company's comprehensive refinancing (as described in Note 2) took place at the beginning of the fiscal year on July 1, 1993 was as follows:

                                                    Six Months Ended
                                                    December 31, 1993
                                                    -----------------

   Loss before extraordinary loss and cumulative
   effect of change in accounting principles
   (including a $12.0 million, or $0.41 per share,
   provision for restructuring)                          $(0.49)

   Extraordinary loss on early extinguishment of debt     (0.79)

   Cumulative effect of change in accounting principles
   for income taxes and postretirement benefits           (0.17)
                                                         -------
   Net loss                                              $(1.45)
                                                         =======

Note 9:  Inventories

                                       December 31,      June 30,
                                           1993            1993
                                       ------------      --------

   (Dollars in thousands)

   Raw materials                       $     11,824      $ 11,177
   Work-in-process                            6,172         6,633
   Finished goods                             6,466         4,110
                                       ------------      --------
                                       $     24,462      $ 21,920
                                       ============      ========

Note 10:  Accumulated Depreciation

Accumulated depreciation at December 31, 1993 and June 30, 1993 was $23,826,000 and $18,155,000, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Concurrent is experiencing the effects of a significant unexpected decline in incoming business during its first fiscal quarter which ended September 30, 1993. The Company believes this decline reflected worldwide economic conditions which have not, until recently, been conducive to the capital goods investment cycle as customers delayed spending until signs of recovery are stronger. This trend was particularly noticeable in the Company's previously predictable proprietary systems business. This and other business has also been affected by further declines and delays in certain defense related government spending around the world.

In other government business, shipments of systems under the Department of Commerce's Next Generation Weather Radar (NEXRAD) program have been accelerated at the request of the customer. The Government has asserted that Concurrent's prices for spare parts under the program are too high and issued an advisory notice to that effect to various Government contracting authorities. Such notice, which subsequently came to the attention of the Company, may result in delays in the contracting process of other government related business. The Company believes that its pricing practices are in compliance with applicable regulations and is contesting the Government's actions.

The Company has taken steps to restructure its operations to reduce its cost structure and to focus its revenue generating activities with the objectives to fund growth and ongoing development programs, particularly related to the new MAXION multiprocessing system and Series 3200-850 product lines, and to achieve profitability. Restructuring and other actions taken through February 2, 1994 have reduced the Company's cost structure by approximately $8.0 million per quarter. Such cost savings began during the second quarter of fiscal year 1994 and are expected to be fully realized during the fourth quarter of fiscal year 1994. Total cash flow savings from these actions are expected to begin during the third quarter of fiscal year 1994 and be significantly realized after the fourth quarter of fiscal 1994. Cost reduction actions taken included reducing the Company's worldwide work force by about 300 employees, or 18%, to about 1350; consolidating certain field offices; and reducing spending. Actions taken to focus revenue generating activities include restructuring the sales, services and marketing field operations which is intended to enhance revenue growth by decentralizing and localizing appropriate decisions with the intended effect to be more competitive and responsive to customers.

For purposes of restructuring its operations to achieve the foregoing objectives, the Company has assumed a revenue trend for the remaining quarters of the fiscal year on average at approximately the average of the first two quarters of fiscal year 1994. There can be no assurance that the foregoing revenue assumptions will be achieved. The Company has not assumed any future revenue from the sales of spare parts under the NEXRAD program.

The Company's objective is to increase revenues by providing real-time computer systems and services to its installed base of proprietary systems and to its open-systems target markets. The achievement of these objectives requires that the Company continue to enhance its proprietary hardware and operating system platforms, while investing in developing its real-time open-system hardware and operating systems and providing industry standard product enhancements, such as networking, graphics and data acquisition.
The future growth of the Company's business and its future financial performance will depend, to a significant extent, upon its ability to develop and market competitive open systems which meet the real-time computing needs of its targeted customers.

During the quarter ended December 31, 1993, the Company announced significant product developments to both its proprietary and open system hardware and operating system platforms. On October 14, 1993, the Company announced its new Series 3200-850 proprietary multiprocessing system. The system provides improved price/performance and an upward growth path for the Company's Series 3200 customers -- a significant portion of its installed base. The Company also introduced its MAXION multiprocessor open system -- the world's first crosspoint multiprocessor system. The MAXION system is among the most price/performance competitive multiprocessing systems available in the market today. Customer response in the beta phase has been favorable and production shipments are scheduled to begin during the quarter ending March 31, 1994. The Company believes that the introduction of the MAXION system has strengthened its competitive position in the marketplace. The Company is also in the process of applying for patents in connection with the MAXION architecture; however, there can be no assurance that patents will be issued.

One of the goals of the Company's strategy is to minimize the effect of the anticipated decline in sales of the Company's proprietary systems and traditional maintenance and support services, while increasing sales of its open systems and professional services, such as performance and capacity analysis and systems integration. A shift in sales from proprietary systems is likely to result in lower gross margins. Currently, gross margins on open systems are lower than gross margins on proprietary systems.

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

                               Three Months Ended  Six Months Ended
                                  December 31,       December 31,
                               ------------------  ----------------
                                 1993      1992      1993     1992
                               --------  --------  -------- -------
Net sales:
   Computer systems              47.7%     57.8%    48.5%     54.7%
   Service and other             52.3      42.2     51.5      45.3
                                -----     -----    -----     -----
      Total net sales           100.0     100.0    100.0     100.0

Cost of sales (% of respective
sales category):
   Computer systems              58.6      46.3     53.9      46.4
   Service and other             63.6      64.0     60.1      61.7
                                -----     -----    -----     -----
      Total cost of sales        61.2      53.8     57.1      53.4

Gross margin                     38.8      46.2     42.9      46.6

Operating expenses:
   Research and development      16.1      11.6     14.2      11.9
   Selling, general and
      administrative             32.8      26.4     30.3      26.5
   Provision for restructuring    -         -       13.3       -
   Sales and use tax credit      (3.5)      -       (1.6)      -
                                -----     -----    -----     -----
      Total operating expenses   45.4      38.0     56.2      38.4
                                -----     -----    -----     -----
Operating income (loss)          (6.6)      8.2    (13.3)      8.2

Interest expense                 (1.6)     (6.0)    (2.4)     (6.3)
Interest income                   0.4       0.6      0.4       0.5
Other income (expense) - net     (0.4)     (0.6)    (0.1)      0.1
                                -----     -----    -----     -----
Income (loss) before provision
  for income taxes, extra-
  ordinary loss and cumulative
  effect of change in
  accounting principles          (8.2)      2.2    (15.4)      2.5
Provision for income taxes        0.4       0.9      0.7       0.9
                                -----     -----    -----     -----
Income (loss) before extra-
  ordinary loss and cumulative
  effect of change in
  accounting principles (a)      (8.6)%     1.3%   (16.1)%     1.6%
                                =====     =====    =====     =====

(a) The percentage for the six months ended December 31, 1993 excludes a $23.2 million extraordinary loss on early extinguishment of debt and a $5.0 million non-cash charge for the cumulative effect of change in accounting principles.

Results Of Operations

Three Months Ended December 31, 1993 in Comparison to Three Months Ended December 31, 1992

Net Sales

Net sales for the three months ended December 31, 1993 were $40.7 million, a decrease of $13.8 million from the prior year period. This decrease was due to a decrease of $12.1 million, or 38.4%, in computer systems and a decrease of $1.7 million, or 7.4%, in service and other revenues. The decrease in computer system sales was primarily due to a decline in worldwide business resulting from worldwide economic conditions and declines and delays in defense related government spending around the world. The decrease in service and other revenues was primarily due to fewer maintenance contracts resulting from the decline in computer system sales experienced in prior periods and unfavorable foreign exchange rates.

Gross Margin

Gross margin, as measured in dollars and as a percentage of net sales, was $15.8 million and 38.8%, respectively, for the three months ended December 31, 1993 compared to $25.2 million and 46.2%, respectively, for the prior year period. The decrease in gross margin dollars and percentage was primarily due to the aforementioned decline in net sales and unfavorable product mix.

Operating Income (Loss)

Operating loss for the current year period was $2.7 million compared with operating income of $4.5 million for the prior year period. The $7.2 million change was due to the aforementioned $9.4 million decrease in gross margin partially offset by a sales and use tax credit of $1.4 million related to a change in the estimate of state sales and use tax reserves and a $.8 million reduction in operating expenses.

The $.8 million decrease in operating expenses was primarily due to a $1.0 million decrease in selling, general and administrative expenses and a $0.4 million increase in capitalized software production costs partially offset by a $0.6 million increase in gross research and development expenses. The Company increased its gross research and development expenses during the current year period compared to the prior year period reflecting its commitment to new product development and the cost of its recently announced Maxion system and new Series 3200-850 system.

Income (Loss) Before Extraordinary Loss and Cumulative Effect of
Change in Accounting Principles

Loss before extraordinary loss and cumulative effect of change in accounting principles was $3.5 million in the current year period compared to income of $.7 million for the prior year period. The $4.2 million change compared to the prior year period results from a $8.6 million decrease in operating income (excluding the sales and use tax credit) partially offset by a $1.4 million sales and use tax credit and a $3.0 million net decrease in non-operating expenses. The decrease in non-operating expenses was primarily due to a $2.6 million decrease in interest expense resulting from the reduction of the Company's indebtedness, an increase in income related to minority interest and a decrease in the provision for income taxes.


Six Months Ended December 31, 1993 in Comparison to Six Months Ended December 31, 1992

Net Sales

Net sales for the six months ended December 31, 1993 were $90.0 million, a decrease of $18.6 million from the prior year period. This decrease was due to a decrease of $15.8 million, or 26.5%, in computer systems and a decrease of $2.8 million, or 5.8%, in service and other revenues. The decrease in computer system sales was primarily due to a decline in worldwide business resulting from worldwide economic conditions, declines and delays in defense related government spending around the world and, to a lesser extent, unfavorable foreign exchange rates. The decrease in service and other revenues was primarily due to fewer maintenance contracts resulting from the decline in computer system sales experienced in prior periods and unfavorable foreign exchange rates.

Gross Margin

Gross margin, as measured in dollars and as a percentage of net sales, was $38.6 million and 42.9%, respectively, for the six months ended December 31, 1993 compared to $50.7 million and 46.6%, respectively, for the prior year period. The decrease in gross margin dollars and percentage was primarily due to the aforementioned decline in net sales and unfavorable product mix.

Operating Income (Loss)

Operating loss for the current year period was $12.0 million compared with operating income of $8.9 million for the prior year period. The $20.9 million change was due to the aforementioned $12.1 million decrease in gross margin and a $12.0 million provision for restructuring partially offset by a sales and use tax credit of $1.4 million related to a change in the estimate of state sales and use tax reserves and a $1.8 million reduction in operating expenses.

The $1.8 million decrease in operating expenses was primarily due to a $1.5 million decrease in selling, general and administrative expenses and a $1.0 million increase in capitalized software production costs partially offset by a $0.7 million increase in gross research and development expenses. The Company increased its gross research and development expenses during the current year period compared to the prior year period reflecting its commitment to new product development and the cost of its recently announced Maxion system and new Series 3200-850 system.

Income (Loss) Before Extraordinary Loss and Cumulative Effect of
Change in Accounting Principles

Loss before extraordinary loss and cumulative effect of change in accounting principles was $14.5 million in the current year period compared to income of $1.7 million for the prior year period. The $16.2 million change compared to the prior year period results from a $10.3 million decrease in operating income (excluding the provision for restructuring and the sales and use tax credit) and a $12.0 million provision for restructuring partially offset by a $1.4 million sales and use tax credit and a $4.7 million net decrease in non-operating expenses. The decrease in non-operating expenses was primarily due to a $4.7 million decrease in interest expense resulting from the reduction of the Company's indebtedness, an increase in income related to minority interest and a decrease in the provision for income taxes partially offset by an increase in foreign exchange losses.

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

Financial Resources and Liquidity

Liquidity of the business is dependent on many factors, including sales volume, operating profit ratio, debt service and the efficiency of asset utilization and turnover. Historically, the Company has derived approximately 75% of its total computer systems and service revenues from its installed base and from long-term programs which, until recently, provided a stable and generally predictable source of revenue and cash flow. The future liquidity of the Company's business will depend to a significant extent on: 1) its ability to develop and achieve significant growth of open systems while revenues attributable to sales and service of proprietary systems decline; 2) whether sales and services to its installed base, particularly of proprietary systems, decline more rapidly than anticipated; 3) its ongoing cost containment efforts; and 4) efforts to raise additional debt or equity if necessary.

Due to lower than expected sales and orders volume in the first quarter of fiscal year 1994, resulting from worldwide economic conditions, declines and delays in defense related government spending around the world and delays in orders for spare parts under the NEXRAD program, the Company recorded a provision for restructuring of $12.0 million in connection with its operational restructuring. The provision includes employee termination, office closing or downsizing and other related costs which account for approximately 50%, 25% and 25% of the provision, respectively. The Company is restructuring its operations to reduce its cost structure and to focus its revenue generating activities with the objective to fund growth and ongoing development programs, particularly related to the new MAXION system and Series 3200-850 product lines, and to achieve profitability.

The Company estimates that the cost savings related to the restructuring of operations and other actions taken through February 2, 1994 will be approximately $8 million per quarter when fully realized. Such cost savings began during the second quarter of fiscal year 1994 and are expected to be fully realized during the fourth quarter of fiscal year 1994. The cost savings actions primarily include reductions in work force, office closings or downsizings and reduced or controlled spending on items such as salaries, employee benefits, consulting, auto leases, travel and other costs. Total cash outlays related to the cost savings actions are not expected to decline until the quarter ending March 31, 1994, and not significantly until after the quarter ending June 30, 1994 primarily due to employee termination costs. The Company believes that it will be able to fund the cash outlays related to the cost savings actions through cash flow from operations under the restructured organization and by managing the timing of certain restructuring payments (e.g., office lease buy-outs).

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

As of December 31, 1993, the Company had a current ratio of 1.1 to 1, an inventory turnover ratio of 4.4 times and net working capital of $4.4 million. At December 31, 1993, cash and cash equivalents amounted to $7.8 million and accounts receivable amounted to $32.6 million.

At December 31, 1993, the outstanding balance of the Amended Term Loan was $25.8 million. Pursuant to the Refinancing, the Amended Term Loan amortization schedule was revised to provide for 24 equal installments of $687,500 each commencing July 30, 1993 and each month thereafter, with a final payment of $15 million payable June 30, 1995. The Company has the right to prepay the Amended Term Loan at any time without penalty.

On September 28, 1993, November 18, 1993 and February 18, 1994, the Company's bank term loan was amended to modify certain financial covenants. The amendments on November 18, 1993 and February 18, 1994 also waived the Company's requirements with respect to certain financial covenants for the three months ended September 30, 1993 and December 31, 1993, respectively.

On November 10, 1993, the term loan was amended to allow the Company to defer up to four monthly principal amortization payments, depending on cash balances, until April 1, 1994 and to provide for up to $3 million in standby letters of credit in connection with overseas lines of credit. In consideration of the amendment, the Company made a $3 million principal prepayment, which was applied to the term loan amortization payment due on the June 30, 1995 maturity date, from the proceeds of borrowings under such overseas lines of credit.

On February 18, 1994, the term loan was further amended to allow the Company to further defer the four monthly principal amortization payments until September 30, 1994, at which time two of the deferred monthly principal amortization payments are due, and December 31, 1994, at which time the remaining two deferred monthly principal amortization payments are due. In connection with this amendment, the Company granted an aggregate of 600,000 of stock purchase warrants to the banks. The warrants were issued with an exercise price equal to the fair market value of a share of the Company's common stock on the date of the amendment and expire on September 30, 1994.
The warrants provide for the possibility of an extension, at the option of the banks, of the expiration of these warrants in consideration of further extensions of the four monthly principal amortization payments and a restructuring of the term loan.

The above amendments were obtained to provide the Company with greater financial flexibility in light of lower than expected revenues and financial results for the first six months of fiscal year 1994, a $12 million provision for restructuring recorded during the three months ended September 30, 1993 and anticipated financial results for the remainder of the fiscal year.

The Company has placed its Tinton Falls office facility for sale. In the event the Company sells the facility, the Company will be required under the terms of the Amended Term Loan to make a prepayment of the Amended Term Loan in an amount equal to 75% of the net proceeds to the Company from such sale, after any payments to the lenders under a prior term loan pursuant to a disposition proceeds sharing arrangement. The prepayment would be applied to payments due in inverse order of maturity.

Although management believes that anticipated improvements in cash flow from operations resulting from the restructuring of operations and other actions, together with reduced debt service requirements resulting from the Refinancing, will enhance the Company's ability to manage its cash requirements, the short term prospects for the Company's liquidity are dependent to a significant degree upon the level of revenue from sales and service of its computer systems and the Company's ongoing restructuring and cost containment actions. The decline in revenue during the six months ended December 31, 1993 adversely affected the Company's liquidity. Further declines may adversely affect the Company's ability to meet
obligations when due.   Depending on the revenue levels
attained, the Company may need to seek additional flexibility with respect to its obligations under its Amended Term Loan.
In addition, to the extent that sales of the Company's new open systems significantly increase, the Company will have increased working capital requirements to fund inventory and capital equipment needs. Management believes its ability to fund this potential need for increased working capital through internal cash flow will depend on the rate of growth and there may be a need to obtain financing from outside sources. There can be no assurance that such financing can be obtained.

The Company has not adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The Company is currently analyzing the standard to determine the impact, if any, on the Company's reported results of operations or financial condition. The Company is required to adopt this standard by fiscal year 1995.

PART II.	Other Information

Item 6. Exhibits and Reports on Form 8-K


      (a)	Exhibits:

	11.1	Computation of Primary Earnings Per Share

	11.2	Computation of Fully Diluted Earnings Per Share


      (b)	No reports on Form 8-K were filed during the fiscal
	   quarter ended December 31, 1993.

                               Signatures
                               ----------


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this quarterly report for the quarter ended December 31, 1993 to be signed on its behalf by the undersigned thereunto duly authorized.




                                  CONCURRENT COMPUTER CORPORATION
                                           (Registrant)




                               By: /s/ John T. Stihl
                                  -----------------------------------
                                  John T. Stihl
                                  Chairman of the Board,
                                  President and
                                  Chief Executive Officer


                               By: /s/ James P. McCloskey
                                  -----------------------------------
                                  James P. McCloskey
                                  Vice President,
                                  Finance and Treasurer
                                  Chief Financial Officer



Dated: February 18, 1994

                                  Exhibit Index
                                  -------------



     Exhibit No.    Description
     ----------     -----------

	11.1	    Computation of primary earnings per share

	11.2	    Computation of fully diluted earnings per
		    share

                          Concurrent Computer Corporation
                                   Exhibit 11.1
                      Primary Earnings Per Share Computation
          (Dollars and shares in thousands, except per share amounts)


                                 Three Months Ended   Six Months Ended
                                    December 31,        December 31,
                                 ------------------   ----------------
                                   1993      1992      1993      1992
                                  ------    ------    ------    ------

  Income (loss) before extra-
    ordinary loss and cumulative
    effect of change in
    accounting principles        $ (3,492) $    705  $(14,507) $  1,733

  Extraordinary loss on early
    extinguishment of debt            -         -     (23,193)      -

  Cumulative effect of change
    in accounting principles
    for income taxes and post-
    retirement benefits               -         -      (5,000)      -
                                 --------  --------  --------  --------
  Net income (loss)              $ (3,492) $    705  $(42,700) $  1,733
                                 ========  ========  ========  ========

  Weighted average number
    of common shares               29,585     2,212    26,524     2,192

 Increase in weighted average
    number of common shares
    upon assumed conversion of
    preferred stock                   -       6,983       -       6,983

  Increase in weighted average
    number of common shares
    upon assumed exercise of
    stock options                     -         464       -         315
                                 --------  --------  --------  --------
  Total                            29,585     9,659    26,524     9,490
                                 ========  ========  ========  ========

  Income (loss) per share:
    Income (loss) before extra-
      ordinary loss and
      cumulative effect of change
      in accounting principles   $  (0.12) $   0.07  $  (0.55) $   0.18
    Extraordinary loss on early
      extinguishment of debt          -         -       (0.87)      -
    Cumulative effect of change
      in accounting principles
      for income taxes and
      postretirement benefits         -         -       (0.19)      -

                                 --------  --------  --------  --------
    Net income (loss)            $  (0.12) $   0.07  $  (1.61) $   0.18
                                 ========  ========  ========  ========

                          Concurrent Computer Corporation
                                   Exhibit 11.2
                   Fully Diluted Earnings Per Share Computation
          (Dollars and shares in thousands, except per share amounts)


                                 Three Months Ended  Six Months Ended
                                    December 31,        December 31,
                                 ------------------  ----------------
                                   1993      1992      1993      1992
                                  ------    ------    ------    -----

  Income (loss) before extra-
    ordinary loss and cumulative
    effect of change in
    accounting principles        $ (3,492) $    705  $(14,507) $  1,733

  Extraordinary loss on early
    extinguishment of debt            -         -     (23,193)      -

  Cumulative effect of change
    in accounting principles
    for income taxes and post-
    retirement benefits               -         -      (5,000)      -
                                 --------  --------  --------  --------
  Net income (loss)              $ (3,492) $    705  $(42,700) $  1,733
                                 ========  ========  ========  ========

  Weighted average number
    of common shares               29,585     2,212    26,524     2,192

 Increase in weighted average
    number of common shares
    upon assumed conversion of
    preferred stock                   -       6,983       -       6,983

  Increase in weighted average
    number of common shares
    upon assumed exercise of
    stock options                     -         880       -         805
                                 --------  --------  --------  --------
  Total                            29,585    10,075    26,524     9,980
                                 ========  ========  ========  ========

  Income (loss) per share:
    Income (loss) before extra-
      ordinary loss and
      cumulative effect of change
      in accounting principles   $  (0.12) $   0.07  $  (0.55) $   0.17
    Extraordinary loss on early
      extinguishment of debt          -         -       (0.87)      -
    Cumulative effect of change
      in accounting principles
      for income taxes and
      postretirement benefits         -         -       (0.19)      -

                                 --------  --------  --------  --------
    Net income (loss)            $  (0.12) $   0.07  $  (1.61) $   0.17
                                 ========  ========  ========  ========