Form 10-Q
period 1994-03-31
CONCURRENT COMPUTER CORP/DE
filed 1994-05-16
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            --------------


                             FORM 10-Q


  (Mark One)

      X    Quarterly Report Pursuant to Section 13 or 15(d) of
    -----         the Securities Exchange Act of 1934

                  For the Quarter Ended March 31, 1994

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

       Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of May 1, 1994 were 29,584,548.

PART I.   Financial Information
Item 1.   Financial Statements

                        Concurrent Computer Corporation
                     Consolidated  Statements of Operations
                (Dollars in thousands, except per share amounts)

                                  Three Months Ended    Nine Months Ended
                                       March 31,            March 31,
                                  ------------------   ------------------
                                    1994      1993       1994      1993
                                  --------  --------   --------  --------
  Net sales:
    Computer systems              $ 22,178  $ 31,248   $ 65,886  $ 90,740
    Service and other               21,881    24,842     68,221    74,046
                                  --------  --------   --------  --------
         Total                      44,059    56,090    134,107   164,786

  Cost of sales:
    Computer systems                14,243    15,327     37,796    42,954
    Service and other               12,285    14,641     40,145    45,023
                                  --------  --------   --------  --------
         Total                      26,528    29,968     77,941    87,977

  Gross margin                      17,531    26,122     56,166    76,809

  Operating expenses:
    Research and development         5,585     6,597     18,360    19,575
    Selling, general and
      administrative                10,318    14,550     37,597    43,366
    Provision for restructuring        -         -       12,000       -
    Sales and use tax credit           -         -       (1,440)      -
                                  --------  --------   --------  --------
  Total operating expenses          15,903    21,147     66,517    62,941
                                  --------  --------   --------  --------
  Operating income (loss)            1,628     4,975    (10,351)   13,868

  Interest expense                    (686)   (3,324)    (2,827)  (10,156)
  Interest income                      132       267        437       850
  Other income (expense) - net        (195)     (204)      (287)     (115)
                                  --------  --------   --------  --------
  Income (loss) before
    provision for income taxes,
    extraordinary loss and
    cumulative effect of change
    in accounting principles           879     1,714    (13,028)    4,447
  Provision for income taxes           300       700        900     1,700
                                  --------  --------   --------  --------
  Income (loss) before
    extraordinary loss and
    cumulative effect of change
    in accounting principles           579     1,014    (13,928)    2,747

  Extraordinary loss on early
    extinguishment of debt             -         -      (23,193)      -

  Cumulative effect of change in
    accounting principles for
    income taxes and postretirement
    benefits                           -         -       (5,000)      -
                                  --------  --------   --------  --------
  Net income (loss)               $    579  $  1,014   $(42,121) $  2,747
                                  ========  ========   ========  ========

  Income (loss) per share:
     Income (loss) before
      extraordinary loss and
      cumulative effect of change
      in accounting principles    $   0.02  $   0.10   $  (0.51) $   0.28
     Extraordinary loss on early
      extinguishment of debt           -         -        (0.84)      -
     Cumulative effect of change
      in accounting principles
      for income taxes and post-
      retirement benefits              -         -        (0.18)      -
                                  --------  --------   --------  --------
    Net income (loss)             $   0.02  $   0.10   $  (1.53) $   0.28
                                  ========  ========   ========  ========

             The accompanying notes are an integral part of the
                     consolidated financial statements.

                        Concurrent Computer Corporation
                          Consolidated Balance Sheets
                            (Dollars in thousands)

                                                  Pro Forma
                                                   June 30,
                                     March 31,       1993        June 30,
                                       1994      (See Note 2)      1993
                                     ---------    -----------    --------
     ASSETS
Current assets:
  Cash and cash equivalents          $   9,499    $    18,162    $ 30,422
  Accounts receivable - net             33,109         37,502      37,502
  Inventories                           19,066         21,920      21,920
  Prepaid expenses and other
    current assets                      10,008         10,874      10,874
                                     ---------    -----------    --------
    Total current assets                71,682         88,458     100,718

Property, plant and equipment - net     45,088         48,220      48,220
Other long-term assets                   7,128          8,948       8,148
                                     ---------    -----------    --------
Total assets                         $ 123,898    $   145,626    $157,086
                                     =========    ===========    ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                      $   5,563    $     2,783    $  2,783
  Current portion of long-term debt     11,000          8,250       8,250
  Accounts payable and accrued
    expenses                            44,978         47,334      47,334
  Deferred revenue                       6,616          7,575       7,575
                                     ---------    -----------    --------
    Total current liabilities           68,157         65,942      65,942

Long-term debt                          15,308         24,731      67,938
Other long-term liabilities              7,960          4,703       4,703

Stockholders' equity:
  Preferred stock                          -              -            70
  Common stock                             296            293          26
  Capital in excess of par value        71,517         70,429      15,626
  Accumulated earnings (deficit)
    after eliminating accumulated
    deficit of $81,826 at December
    31, 1991, date of quasi-
    reorganization                     (37,319)       (18,451)      4,802
  Treasury stock                           (58)           (58)        (58)
  Cumulative translation adjustment     (1,963)        (1,963)     (1,963)
                                     ---------    -----------    --------
    Total stockholders' equity          32,473         50,250      18,503
                                     ---------    -----------    --------
Total liabilities and
  stockholders' equity               $ 123,898    $   145,626    $157,086
                                     =========    ===========    ========

            The accompanying notes are an integral part of the
                    consolidated financial statements.

                Concurrent Computer Corporation
              Consolidated Statements of Cash Flows
                     (Dollars in thousands)

                                                    Nine Months Ended
                                                        March 31,
                                                   -------------------
                                                     1994       1993
                                                   --------   --------
Cash flows provided by (used by) operating
  activities:
  Net income (loss)                                $(42,121)  $  2,747
  Adjustments to reconcile net income (loss)       --------   --------
    to net cash provided by operating activities:
    Depreciation, amortization and other              9,038      9,773
    Non-cash interest and amortization of
       financing costs                                  931      6,734
    Extraordinary loss on extinguishment of debt     23,193        -
    Cumulative effect of change in accounting
       principles                                     5,000        -
    Provision for restructuring                      12,000        -
    Sales and use tax credit                         (1,440)       -
    Decrease (increase) in current assets:
      Accounts receivable                             4,472     (3,398)
      Inventories                                     2,944       (279)
      Prepaid expenses and other current assets         906      1,864
    Decrease in current liabilities,
      other than debt obligations                   (13,578)    (3,803)
    (Increase) decrease in other long-term assets    (1,446)       610
    Increase in other long-term liabilities             717        100
                                                   --------   --------
    Total adjustments to net income (loss)           42,737     11,601
                                                   --------   --------
Net cash provided by operating activities               616     14,348
                                                   --------   --------
Cash flows used by investing activities:
  Additions to property, plant and equipment         (5,473)    (6,685)
                                                   --------   --------
Cash flow provided by (used by) financing
  activities:
    Net proceeds of notes payable                     2,544      1,241
    Repayment of long-term debt                     (74,412)    (7,194)
    Issuance of long-term debt                          708        -
    Net proceeds from sale and issuance
       of common stock                               55,001          5
                                                   --------   --------
Net cash used by financing activities               (16,159)    (5,948)
                                                   --------   --------
Effect of exchange rate changes on cash
  and cash equivalents                                   93     (1,328)
                                                   --------   --------

(Decrease) increase in cash and cash equivalents   $(20,923)  $    387
                                                   ========   ========


Cash paid during the year for:

   Interest                                        $  2,162   $  3,625
                                                   ========   ========
   Income taxes (net of refunds)                   $    400   $  1,292
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

The net proceeds of the Offering ($55.0 million) together with approximately $12 million of Company cash were used to redeem in full the Company's outstanding 12.08% Senior Subordinated Notes due 1997 (the "Subordinated Debt") at face amount, plus accrued interest, as of July 21, 1993. The Subordinated Debt was originally recorded with an original issue discount resulting in an effective yield-to-maturity of 25%. The redemption of the Subordinated Debt resulted in an extraordinary charge reducing net income by approximately $23 million during the three months ended September 30, 1993 based on an aggregate cash redemption price of approximately $67 million and a book value of approximately $44 million. The Refinancing, including the effect of the redemption of the Subordinated Debt and related $23 million extraordinary charge, resulted in an estimated $32 million increase to stockholders' equity during the three months ended September 30, 1993.

Note 3:  Debt Covenants

On September 28 and November 18, 1993 and on February 18, 1994, the Company's Amended Term Loan agreement was amended to modify certain financial covenants. The amendments on November 18, 1993 and February 18, 1994 also waived the Company's requirements with respect to certain financial covenants for the three months ended September 30 and December 31, 1993, respectively.

On November 10, 1993, the Amended Term Loan agreement was amended to allow the Company to defer up to four monthly principal amortization payments, depending on cash balances, until April 1, 1994 and to provide for up to $3 million in standby letters of credit in connection with overseas lines of credit. In consideration of the amendment, the Company made a $3 million principal prepayment, which was applied to the term loan amortization payment due on the June 30, 1995 maturity date, from the proceeds of borrowings under such overseas lines of credit.

The February 18, 1994 amendment allowed the Company to further defer the four monthly principal amortization payments until September 30, 1994, at which time two of the deferred monthly principal amortization payments are due, and December 31, 1994, at which time the remaining two deferred monthly principal amortization payments are due. The deferred payments are in addition to the regular monthly amortization payments due on these dates. In connection with this amendment, the Company granted an aggregate of 600,000 of stock purchase warrants to the banks. The warrants were issued with an exercise price per share of $1.50 (the fair market value of a share of the Company's common stock on February 18, 1994) and expire on September 30, 1994. The warrants provide for the possibility of an extension, at the option of the banks, of the expiration date of these warrants in consideration of further extensions of the four monthly principal amortization payments and a restructuring of the Amended Term Loan.

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

Note 6:  Income Taxes

On July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS No. 109"). This standard requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, a deferred tax asset or liability is recognized for temporary differences between financial reporting and income tax bases of assets and liabilities, tax credit carryforwards and operating loss carryforwards. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that such deferred tax assets will not be realized. The provisions of FAS No. 109 have been applied without restating the prior years' financial statements.

In connection with the adoption of this standard, the Company recorded a non-cash charge of $2.0 million representing a valuation allowance to reduce its deferred tax assets as of the date of adoption. As of the date of adoption, the Company's deferred tax assets and liabilities were comprised of the following:

(Dollars in thousands)

        Gross deferred tax assets related to:

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

        Gross deferred tax liabilities related to:

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

Note 8:  Income (Loss) Per Share

Income (loss) per share for the three and nine months ended March 31, 1994 and 1993, respectively, is based on the weighted average number of shares of common stock outstanding and for the three and nine months ended March 31, 1993 includes common stock equivalents (Convertible Preferred Stock and dilutive stock options). Income per share on a primary and fully diluted basis for the three and nine months ended March 31, 1993 are equivalent. The number of shares used in computing earnings per share were as follows:

(Shares in thousands)
                        Three Months Ended      Nine Months Ended
                             March 31,               March 31,
                        ------------------      -----------------
                          1994      1993          1994      1993
                        --------  --------      -------   -------
   Primary                29,585    10,144       27,544     9,687
                        ========  ========      =======   =======

   Fully Diluted          29,585    10,144       27,544     9,815
                        ========  ========      =======   =======

Supplemental net loss per share for the nine months ended March 31, 1994 which is calculated assuming the Company's comprehensive refinancing (as described in Note 2) took place at the beginning of the fiscal year on July 1, 1993 was as follows:

                                                    Nine Months Ended
                                                      March 31, 1994
                                                    -----------------
   Loss before extraordinary loss and cumulative
   effect of change in accounting principles
   (including a $12.0 million, or $0.41 per share,
   provision for restructuring)                          $(0.47)

   Extraordinary loss on early extinguishment of debt     (0.79)

   Cumulative effect of change in accounting principles
   for income taxes and postretirement benefits           (0.17)
                                                         -------
   Net loss                                              $(1.43)
                                                         =======

Note 9:  Inventories

                                          March 31,      June 30,
                                            1994           1993
                                          ---------      --------
   (Dollars in thousands)

   Raw materials                          $   9,653      $ 11,177
   Work-in-process                            3,051         6,633
   Finished goods                             6,362         4,110
                                          ---------      --------
                                          $  19,066      $ 21,920
                                          =========      ========

Note 10:  Accumulated Depreciation

Accumulated depreciation at March 31, 1994 and June 30, 1993 was
$26,617,000 and $18,155,000, respectively.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the quarter ended March 31, 1994, Concurrent returned to profitability and achieved revenue growth, compared to the prior quarter ended December 31, 1993, after two quarters of losses and declining revenues from the effects of a significant unexpected decline in incoming business during its first fiscal quarter ended September 30, 1993. The Company's profit performance for the quarter reflects the combination of improved revenues and a substantial cost reduction effort. Product margins were reduced by discounting of older products, trade-in credits, unfavorable product mix and manufacturing expenses associated with ramp-up of full-scale production of the Company's new MAXION multiprocessor system introduced in October 1993. The goals for the fourth quarter of fiscal year 1994 are to achieve improved profitability and revenue growth; however, there can be no assurance that these goals will be achieved.

During the quarter ended March 31, 1994, the first full-scale production units of the MAXION open system and Series 3200-850 proprietary system were shipped on time to customers. Both products were introduced during the quarter ended December 31, 1993. The Series 3200-850 proprietary system provides improved price/performance and an upward growth path for the Company's Series 3200 customers -- a significant portion of its installed base. The MAXION open system is the world's first multiprocessor system employing crosspoint architecture. It is among the most price/performance competitive multiprocessing systems available in
the market today.   The MAXION system has been well received in the
market and the Company believes the MAXION system has strengthened its competitive position in the marketplace. The Company is also in the process of preparing to apply for patents in connection with the MAXION architecture but there can be no assurance that patents will be issued.

The Company believes the decline in incoming business during its quarter ended September 30, 1993 reflected worldwide economic conditions which have not been conducive to the capital goods investment cycle as customers delayed spending until signs of recovery are stronger. This trend was particularly noticeable in the Company's previously predictable proprietary systems business. The business has also been affected by further declines and delays in certain government spending around the world.

In reaction to the first fiscal quarter decline in incoming business, the Company took steps to restructure its operations to reduce its cost structure and to focus its revenue generating activities with the objectives to fund growth and ongoing development programs, particularly related to the new MAXION system and Series 3200-850 product lines, and to achieve profitability. Restructuring and other actions taken since the first fiscal quarter have reduced the Company's cost structure by approximately $8.0 million per quarter. Such cost savings began during the second quarter of fiscal year 1994 and are expected to be fully realized during the fourth quarter of fiscal year 1994. Total cash flow savings from these actions began during the third quarter of fiscal year 1994 and will be significantly realized after the fourth quarter of fiscal 1994. Cost reduction actions taken included reducing the Company's worldwide work force by about 300 employees, or 18%, to about 1,300; consolidating certain field offices; and reducing spending. Actions taken to focus revenue generating activities include restructuring the sales, services and marketing field operations. The actions are expected to enhance revenue growth by decentralizing and localizing appropriate decision-making authority with the intended effect to be more competitive and responsive to customers.

For purposes of restructuring its operations to achieve the foregoing objectives, the Company assumed a revenue trend for the three remaining quarters of the fiscal year on average below the first quarter of fiscal year 1994 but growing on a quarter to quarter basis from the second quarter of fiscal year 1994, which is expected to be the low point for the fiscal year. Revenues for the first three quarters of fiscal year 1994 were $49.4, $40.7 and $44.1 million, respectively. There can be no assurance that the foregoing revenue assumptions will be achieved in future quarters. The Company has not assumed any future revenue from the sales of spare parts under the Department of Commerce's Next Generation Weather Radar (NEXRAD) program. The Company has submitted proposals in response to two Department solicitations for spare parts that are conditioned on a comprehensive resolution of all outstanding matters related to the sale of spare parts under the NEXRAD program. There can be no assurance that there will be a near-term comprehensive resolution or that the Company will have continuing sales of spare parts under the program and, as such, none are planned. The Government has asserted that Concurrent's prices for spare parts under the program are too high and issued an October 1993 advisory notice to that effect to various Government contracting authorities. Such notice, which subsequently came to the attention of the Company, has had the effect of delaying the contracting process of other Government related business. The Company believes that its pricing practices are in compliance with applicable regulations and has conditioned the comprehensive resolution to include remedial actions by the Government.

The Company's objective is to increase revenues by providing real-time computer systems and services to its installed base of proprietary systems and to its open-systems target markets. The achievement of these objectives requires that the Company continue to enhance its proprietary hardware and operating system platforms, while investing in the development of its real-time open-system hardware and operating systems and providing industry standard product enhancements, such as networking, graphics and data acquisition. The future growth of the Company's business and its future financial performance will depend, to a significant extent, upon its ability to develop and market competitive open systems which meet the real-time computing needs of its targeted customers.

One of the goals of the Company's strategy is to minimize the effect of the anticipated decline in sales of the Company's proprietary systems and traditional maintenance and support services, while increasing sales of its open systems and professional services, such as performance and capacity analysis and systems integration. A shift in sales from proprietary systems is likely to result in lower gross margins. Currently, gross margins on open systems are lower than gross margins on proprietary systems. The Company's operating income would be adversely affected by such a shift unless total net sales increase, the gross margins on its open systems improve and/or total operating expenses are further reduced. Although there can be no assurance that this will be the case, the Company believes gross margins on its open systems will improve with the continued implementation of its value-added market strategy. This strategy involves the continued introduction of new next generation open system products, which the Company believes will generate higher gross margins than its older open systems products. It also involves the development and sale of needed value-added products and services such as software productivity and development tools, and packaged services comprised of Traditional Services and Professional Services, which sales are expected to have an aggregate positive impact on total gross margins.

Effective May 5, 1994, Michael J. King resigned as a director of the Company due to pressures on his time which made it difficult to commit to regular attendance at board of directors' meetings.

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

                               Three Months Ended  Nine Months Ended
                                    March 31,          March 31,
                               ------------------  -----------------
                                 1994       1993    1994       1993
                               -------    -------  ------    -------
Net sales:
   Computer systems              50.3%     55.7%    49.1%     55.1%
   Service and other             49.7      44.3     50.9      44.9
                                -----     -----    -----     -----
      Total net sales           100.0     100.0    100.0     100.0

Cost of sales (% of respective
sales category):
   Computer systems              64.2      49.0     57.4      47.3
   Service and other             56.1      58.9     58.8      60.8
                                -----     -----    -----     -----
      Total cost of sales        60.2      53.4     58.1      53.4

Gross margin                     39.8      46.6     41.9      46.6

Operating expenses:
   Research and development      12.7      11.8     13.7      11.9
   Selling, general and
      administrative             23.4      25.9     28.0      26.3
   Provision for restructuring    -         -        9.0       -
   Sales and use tax credit       -         -       (1.1)      -
                                -----     -----    -----     -----
      Total operating expenses   36.1      37.7     49.6      38.2
                                -----     -----    -----     -----
Operating income (loss)           3.7       8.9     (7.7)      8.4

Interest expense                 (1.6)     (5.9)    (2.1)     (6.1)
Interest income                   0.3       0.5      0.3       0.5
Other income (expense) - net     (0.4)     (0.4)    (0.2)     (0.1)
                                -----     -----    -----     -----
Income (loss) before provision
  for income taxes, extra-
  ordinary loss and cumulative
  effect of change in
  accounting principles           2.0       3.1     (9.7)      2.7
Provision for income taxes        0.7       1.3      0.7       1.0
                                -----     -----    -----     -----
Income (loss) before extra-
  ordinary loss and cumulative
  effect of change in
  accounting principles (a)       1.3%      1.8%   (10.4)%     1.7%
                                =====     =====    =====     =====

(a) The percentage for the nine months ended March 31, 1994 excludes a $23.2 million extraordinary loss on early extinguishment of debt and a $5.0 million non-cash charge for the cumulative effect of change in accounting principles.

Results Of Operations

Three Months Ended March 31, 1994 in Comparison to Three Months
Ended March 31, 1993

Net Sales

Net sales for the three months ended March 31, 1994 were $44.1 million, a decline of $12.0 million from the prior year period. This decline was due to a decrease of $9.0 million, or 29.0%, in computer systems sales and a decrease of $3.0 million, or 11.9%, in service and other revenues. The decrease in computer system sales was primarily due to a decline in worldwide business resulting from worldwide economic conditions and declines and delays in certain government spending around the world. The decrease in service and other revenues was primarily due to the decline in computer system sales experienced in prior periods which resulted in fewer maintenance contracts.

Gross Margin

Gross margin, as measured in dollars and as a percentage of net sales, was $17.5 million and 39.8%, respectively, for the three months ended March 31, 1994 compared to $26.1 million and 46.6%, respectively, for the prior year period. The decrease in gross margin dollars and percentage was primarily due to the aforementioned decline in net sales, unfavorable discounting of older products, the issuance of trade-in credits, unfavorable product mix and manufacturing expenses associated with ramp-up of full-scale production of the MAXION multiprocessor system partially offset by cost savings resulting from the operational restructuring during fiscal year 1994.

Operating Income (Loss)

Operating income for the current year period was $1.6 million compared with operating income of $5.0 million for the prior year period. The $3.4 million change was due to the aforementioned $8.6 million decrease in gross margin offset by a $5.2 million reduction in operating expenses.

The $5.2 million decrease in operating expenses was primarily due to a $4.2 million decrease in selling, general and administrative expenses, a $0.5 million decrease in gross research and development expenses and a $0.5 million increase in capitalized software production costs. The decrease in selling, general and administrative and gross research and development expenses is primarily due to cost savings resulting from the operational restructuring during fiscal year 1994 and the completion of extensive development effort on the MAXION multiprocessor system.

Income (Loss) Before Extraordinary Loss and Cumulative Effect of
Change in Accounting Principles

Income before extraordinary loss and cumulative effect of change in accounting principles was $0.6 million in the current year period compared to income of $1.0 million for the prior year period. The $0.4 million change compared to the prior year period results from a $3.4 million decrease in operating income partially offset by a $3.0 million net decrease in non-operating expenses. The decrease in non-operating expenses was primarily due to a $2.6 million decrease in interest expense resulting from the reduction of the Company's indebtedness and a decrease in the provision for income taxes.


Nine Months Ended March 31, 1994 in Comparison to Nine Months Ended
March 31, 1993

Net Sales

Net sales for the nine months ended March 31, 1994 were $134.1 million, a decline of $30.7 million from the prior year period. This decline was due to a decrease of $24.9 million, or 27.4%, in computer systems sales and a decrease of $5.8 million, or 7.9%, in service and other revenues. The decrease in computer system sales was primarily due to a decline in worldwide business resulting from worldwide economic conditions, declines and delays in certain government spending around the world and, to a lesser extent, unfavorable foreign exchange rates. The decrease in service and other revenues was primarily due to the decline in computer system sales experienced in prior periods which resulted in fewer maintenance contracts and unfavorable foreign exchange rates.

Gross Margin

Gross margin, as measured in dollars and as a percentage of net sales, was $56.2 million and 41.9%, respectively, for the nine months ended March 31, 1994 compared to $76.8 million and 46.6%, respectively, for the prior year period. The decrease in gross margin dollars and percentage was primarily due to the aforementioned decline in net sales, unfavorable discounting of older products, the issuance of trade-in credits, unfavorable product mix and manufacturing expenses associated with ramp-up of full-scale production of the MAXION multiprocessor system partially offset by cost savings resulting from the operational restructuring during fiscal year 1994.

Operating Income (Loss)

Operating loss for the current year period was $10.3 million compared with operating income of $13.9 million for the prior year period. The $24.2 million change was due to the aforementioned $20.6 million decrease in gross margin and a $12.0 million provision for restructuring partially offset by a sales and use tax credit of $1.4 million related to a change in the estimate of state sales and use tax reserves and a $7.0 million reduction in operating expenses.

The $7.0 million decrease in operating expenses was primarily due to a $5.8 million decrease in selling, general and administrative expenses and a $1.4 million increase in capitalized software production costs partially offset by a $0.2 million increase in gross research and development expenses. The decrease in selling, general and administrative expenses is primarily due to cost savings resulting from the operational restructuring during fiscal year 1994. The increase in gross research and development expenses during the current year period compared to the prior year period reflects the Company's commitment to new product development and the cost of its recently released MAXION multiprocessor system and the new series 3200-850 system partially offset by cost savings resulting from the operational restructuring during fiscal year 1994.

Income (Loss) Before Extraordinary Loss and Cumulative Effect of
Change in Accounting Principles

Loss before extraordinary loss and cumulative effect of change in accounting principles was $13.9 million in the current year period compared to income of $2.7 million for the prior year period. The $16.6 million change compared to the prior year period results from a $13.6 million decrease in operating income (excluding the provision for restructuring and the sales and use tax credit) and a $12.0 million provision for restructuring partially offset by a $1.4 million sales and use tax credit and a $7.6 million net decrease in non-operating expenses. The decrease in non-operating expenses was primarily due to a $7.3 million decrease in interest expense resulting from the reduction of the Company's indebtedness, an increase in income related to minority interest and a decrease in the provision for income taxes partially offset by an increase in foreign exchange losses.

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

Due to lower than expected sales and orders volume in the first quarter of fiscal year 1994, resulting from worldwide economic conditions and declines and delays in certain government spending around the world, the Company recorded a provision for restructuring of $12.0 million in connection with its operational restructuring. The provision includes employee termination, office closing or downsizing and other related costs which are estimated to be approximately 60%, 25% and 15% of the provision, respectively. The Company is restructuring its operations to reduce its cost structure and to focus its revenue generating activities with the objective to fund growth and ongoing development programs, particularly related to the new MAXION system and Series 3200-850 product lines, and to achieve profitability.

The Company estimates that the cost savings related to the restructuring of operations and other actions taken since the first fiscal quarter will be approximately $8 million per quarter when fully realized. Such cost savings began during the second quarter of fiscal year 1994 and are expected to be fully realized during the fourth quarter of fiscal year 1994. The cost savings actions primarily include reductions in work force, office closings or downsizings and reduced or controlled spending on items such as salaries, employee benefits, consulting, auto leases, travel and other costs. Primarily due to employee termination costs which are paid out over a period of time following termination, total cash outlays related to the cost savings actions are not expected to decline until the quarter ending June 30, 1994, and not significantly until after that quarter. The Company believes that it will be able to fund the cash outlays related to the cost savings actions through cash flow from operations under the restructured organization and by managing the timing of certain restructuring payments (e.g., office lease buy-outs).

On July 21, 1993, the Company completed a comprehensive refinancing (the "Refinancing"). The objectives of the Refinancing were to reduce and improve the terms of the Company's indebtedness, improve the Company's capital structure and financial flexibility, reduce interest expense and improve profitability, and increase the market liquidity of the Common
Stock.

The Refinancing reduced total indebtedness by an aggregate amount of approximately $67 million and, consequently, reduced the Company's total debt to total capitalization ratio from greater than 80% to approximately 49% (which also reflects the results of operations for the three months ended September 30, 1993 including the recognition of a provision for restructuring of $12.0 million, an extraordinary loss on early extinguishment of debt of approximately $23.2 million and a non-cash charge of $5.0 million for the cumulative effect of change in accounting principles). Additionally, the Refinancing will reduce annual interest expense by more than $10 million during each of the next four fiscal years (with a reduction in cash interest expense of more than $5 million in fiscal year 1994 and more than $7 million per year thereafter). The Company also has tax basis net operating loss carryforwards available to offset future U.S. federal, state and certain foreign taxable income.

As of March 31, 1994, the Company had a current ratio of 1.05 to 1, an inventory turnover ratio of 4.9 times and net working capital of $3.5 million. At March 31, 1994, cash and cash equivalents amounted to $9.5 million and accounts receivable amounted to $33.1 million.

At March 31, 1994, the outstanding balance of the Amended Term Loan was $25.1 million. Pursuant to the Refinancing, the Amended Term Loan amortization schedule was revised to provide for 24 equal installments of $687,500 each commencing July 30, 1993 and each month thereafter, with a final payment of $15 million payable June 30, 1995. The Company has the right to prepay the Amended Term Loan at any time without penalty.

On September 28 and November 18, 1993 and on February 18, 1994, the Company's Amended Term Loan agreement was amended to modify certain financial covenants. The amendments on November 18, 1993 and February 18, 1994 also waived the Company's requirements with respect to certain financial covenants for the three months ended September 30 and December 31, 1993, respectively.

On November 10, 1993, the Amended Term Loan agreement was amended to allow the Company to defer up to four monthly principal amortization payments, depending on cash balances, until April 1, 1994 and to provide for up to $3 million in standby letters of credit in connection with overseas lines of credit. In consideration of the amendment, the Company made a $3 million principal prepayment, which was applied to the term loan amortization payment due on the June 30, 1995 maturity date, from the proceeds of borrowings under such overseas lines of credit.

The February 18, 1994 amendment allowed the Company to further defer the four monthly principal amortization payments until September 30, 1994, at which time two of the deferred monthly principal amortization payments are due, and December 31, 1994, at which time the remaining two deferred monthly principal amortization payments are due. The deferred payments are in addition to the regular monthly amortization payments due on these dates. In connection with this amendment, the Company granted an aggregate of 600,000 of stock purchase warrants to the banks. The warrants were issued with an exercise price per share of $1.50 (the fair market value of a share of the Company's common stock on February 18, 1994) and expire on September 30, 1994. The warrants provide for the possibility of an extension, at the option of the banks, of the expiration date of these warrants in consideration of further extensions of the four monthly principal amortization payments and a restructuring of the Amended Term Loan.

The above amendments were obtained to provide the Company with greater financial flexibility in light of lower than expected revenues and financial results for the first six months of fiscal year 1994, a $12 million provision for restructuring recorded during the three months ended September 30, 1993 and anticipated financial results for the remainder of the fiscal year. Depending on the revenue levels attained, the Company may need to seek additional flexibility with respect to its obligations under its Amended Term Loan, particularily financial covenants for fiscal year 1995.

The Company has placed its Tinton Falls office facility for sale. In the event the Company sells the facility, the Company will be required to make a prepayment of the Amended Term Loan in an amount equal to 75% of the net proceeds to the Company from such sale, after any payments to the lenders under a prior term loan pursuant to a disposition proceeds sharing arrangement. The prepayment would be applied to payments due in inverse order of maturity.

Although management believes that anticipated improvements in cash flow from operations resulting from the restructuring of operations and other actions, together with reduced debt service requirements resulting from the Refinancing, will enhance the Company's ability to manage its cash requirements, the short term prospects for the Company's liquidity are dependent to a significant degree upon the level of revenue from sales and service of its computer systems and the Company's ongoing restructuring and cost containment actions. The decline in revenue during the six months ended December 31, 1993 adversely affected the Company's liquidity. Although revenues for the three months ended March 31, 1994 increased compared to the preceding three month period, future declines may adversely affect the Company's ability to meet obligations when due. In addition, to the extent that sales of the Company's new open systems significantly increase, the Company will have increased working capital requirements to fund inventory and capital equipment needs. Management believes its ability to fund this potential need for increased working capital through internal cash flow will depend on the rate of growth and there may be a need to obtain financing from outside sources. There can be no assurance that such financing can be obtained.

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

Item 6. Exhibits and Reports on Form 8-K


      (a)       Exhibits:

        11.1    Computation of Primary Earnings Per Share

        11.2    Computation of Fully Diluted Earnings Per Share


      (b) No reports on Form 8-K were filed during the fiscal quarter ended March 31, 1994.

                           Signatures


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this quarterly report for the quarter ended March 31, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.




                                  CONCURRENT COMPUTER CORPORATION
                                           (Registrant)




                               By: /s/ John T. Stihl
                                  -------------------------------
                                  John T. Stihl
                                  Chairman of the Board,
                                  President and
                                  Chief Executive Officer


                               By: /s/ James P. McCloskey
                                  -------------------------------
                                  James P. McCloskey
                                  Vice President,
                                  Finance and Treasurer
                                  Chief Financial Officer



Dated: May 13, 1994

                          Exhibit Index




         Exhibit No.      Description

            11.1          Computation of primary earnings per share

            11.2 Computation of fully diluted earnings per share