Form 10-K
period 1994-06-30
CONCURRENT COMPUTER CORP/DE
filed 1994-09-30
CIK 749038

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K
                                         (Mark One)
        ____X______    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

  For the fiscal year ended June 30, 1994
  or
   _________  Transition Report Pursuant to Section 13 or 15(d) of
              the Securities Exchange Act of 1934 [No Fee Reqired]

  For the Transition Period From _________ to __________

  Commission file number 0-13150

                       CONCURRENT COMPUTER CORPORATION
          (Exact name of registrant as specified in its charter)

            Delaware                              04-2735766
   (State of Incorporation)          (I.R.S. Employer Identification No.)

              2 Crescent Place, Oceanport, NJ 07757, (908) 870-4500 (Address and telephone number of principal executive offices)

         Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock (par value $0.01 per share)

                           (Title of class)

  Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     As of September 23, 1994, there were 30,208,396 shares of Common Stock outstanding. The aggregate market value of shares of such Common Stock (based upon the last sale price of $1.625 of a share as reported for such date on the Nasdaq National Market System) held by non-affiliates (i.e., shares held by other than entities identified as beneficial owners of more than 5% of the Common Stock and, without determining such status, including shares held by directors and executive officers of the Company) was approximately $38,252,704.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

                  DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Registrant's Proxy Statement dated October 1, 1994 in connection with Registrant's 1994 Annual Meeting of Stockholders scheduled to be held on November 3, 1994 are incorporated by reference in Part III hereof.

                                 PART I

Item 1. BUSINESS

  (a) General Development of Business

  Concurrent Computer Corporation ("Concurrent" or the "Company") is the world's leading provider of high-performance real-time computer systems and services, based on 1993 net sales of companies focused on providing real-time systems. A "real-time" system must be able to meet guaranteed rapid response times, acquire, process, store and display large amounts of rapidly changing data as the changes occur, and have high system reliability. Concurrent has over 25 years of experience in real- time systems, including specific expertise in systems, applications software, productivity tools and networking. Its systems provide real-time applications for gaming, simulation, air traffic control, weather analysis and mission critical data services such as financial market information.

  (b) Financial Information About Industry Segments

  The Company considers its products to be one class of products which accounted for 50.8%, 55.1% and 53.0% of total revenues in the 1994, 1993 and 1992 fiscal years, respectively. Service and other operating revenues (including maintenance, support and training) accounted for 49.2%, 44.9% and 47.0% of total revenues in the 1994, 1993 and 1992 fiscal years, respectively.

  Financial information about the Company's foreign operations is included in Note 16 to the financial statements included herein. The Company's Tokyo-based subsidiary, a joint venture with Nippon Steel Corporation, provides for marketing and sales in the Japanese market and accounted for approximately $11.8 million in net sales 6.7% for the 1994 fiscal year. The Company and Nippon Steel Corporation consider the renewal of the joint venture agreement on an annual basis, which was recently renewed through the end of fiscal year 1995.

  (c) Narrative Description of Business

  Concurrent's vision is to be the premier supplier of high technology real-time computer systems and services through customer focus, total quality and the rapid development of standard and custom products with the objective of strong, profitable growth. Real-time systems concurrently acquire, analyze, store, display and control within a predictable time, analog, digital and network data to provide time critical information as real world events occur.

  Concurrent decentralized and restructured its operations in January 1994 to achieve its vision and objective of strong, profitable growth. The restructured organization focuses on the customer through a Field Operations organization combining all sales and services functions staffed with additional support functions such as contracts, finance and human resources. All other functions (manufacturing, development and engineering, marketing, business development, finance, law, human resources, quality and program management) are considered corporate Operations with Field Operations as their number one customer. In an environment encouraging constant improvement consistent with the Company's Basic Beliefs (a credo for a worldwide organization operating to the highest standards of ethics, quality and teamwork to generate profits and long-term vitality of the business), the Company believes the restructuring has resulted in greater customer focus, process improvement and more efficient allocation of resources. Successful strategic alliances will be instrumental in achieving the objective of strong, profitable growth.

  Concurrent has over 25 years of real-time systems experience, including specific design, development and manufacturing expertise in systems, applications software, productivity tools and networking. Concurrent's real-time systems offer networked and distributed computing solutions which include software controlled configurations to provide fault tolerance. The Company sells its systems worldwide to end-users as well as to original equipment manufacturers, systems integrators, independent software vendors and value-added resellers who combine the Company's products with other equipment or with additional application software for resale to end-users. End uses of the Company's systems include product design and testing; flight simulation; head end servers for cable networks;

power plant simulation; air traffic control and weather forecasting; intelligence data acquisition and analysis; financial trading; lottery/gaming; automated mass transit control and hospital information management.

  The Company designs, manufactures, sells, and supports real-time proprietary systems and standards-based open systems. The Company has a long and successful history and a core competency of customizing its systems with both specialized hardware and software to meet unique customer requirements. It also offers worldwide, traditional hardware and software maintenance and support services ("Traditional Services") and professional services, such as performance and capacity analysis, system migration and systems integration ("Professional Services"). The Company routinely offers long term service and support of its products for up to fifteen years. Currently, Traditional Services and Professional Services account for approximately 95% and 5%, respectively, of total service revenues. The Company anticipates a shift in end-user demand from proprietary to open systems and, accordingly, has developed a strategy to be the premier supplier of high technology real-time computer systems and services through customer focus, total quality and the rapid development of standard open and custom products. The Company's strategy requires that it upgrade and service its proprietary computing platforms while investing heavily in developing its real-time open system computing platforms. The Company is also leveraging its investment in research and development and enhancing market penetration through strategic alliances.

  In October 1993, the Company introduced its new MAXION multiprocessor system, its next generation open system based on the new MIPS R4400 reduced instruction set (RISC) microprocessor. This new system supports Concurrent's real-time enhanced UNIX operating system including real-time extensions to the UNIX SVR4.2 multiprocessor operating system through a partnership with the Novell UNIX Systems Group. The Company also introduced in October 1993, a new proprietary high-end Series 3200 multiprocessing system, the Model 3200-850. This new system is an upgrade to Concurrent's Model 3280 MPS and MicroFive MPS systems. Full-scale production shipments of the new MAXION system and the new Model 3200-850 system began on schedule during the quarter ended March 31, 1994.

Markets

  The Company focuses its business on its installed base of proprietary systems and five strategic target markets and alternate channels for its open systems. Although its installed base of proprietary systems is currently its largest market, accounting for approximately 75% of total systems sales for fiscal year 1994, the growth of the business and the long-term financial performance of the Company will depend largely on its ability to continue to develop and market industry-leading real-time open systems such as its MAXION multiprocessor system. The Company believes the MAXION system has strengthened its competitive position. The Company is focusing on the target markets because of their growth potential for networked and distributed real-time open systems and because of Concurrent's experience in meeting customer requirements.

  Concurrent's strategic target markets include its proprietary systems installed base, multimedia communications, simulation and training, weather and airspace management, wagering and gaming, and data acquisition, analysis and control. Summaries of these markets follows:

  Series 3200 Systems Installed Base. Concurrent's reputation in the industry is largely attributable to its proprietary real-time computing systems. Now in their fifth generation, these proprietary systems meet customers' needs in extremely demanding real-time environments. Many of the applications using the Series 3200 systems, including the U.S. Department of Commerce's Next Generation Radar (NEXRAD) program, are unique with long life cycles and "mission critical" demands and are the result of a significant investment in application software by the customer. The Company's goal is to work with these customers so that they can maximize their return on investment and to assure them a competitive total cost of ownership through Professional Services and products that provide compatible upgrade paths. The Company considers its Series 3200 customer base a critical market and is committed to meeting the needs of this installed base regardless of whether the customer's application is related to the target niche markets listed below. The first production units of the Company's next generation higher performance Series 3200-850 proprietary system were shipped in the quarter ended March 31, 1994.

          Multimedia Communications. Concurrent has identified the network server resident in multimedia interactive applications as a business opportunity where its Maxion multiprocessor systems offer unique advantages. Concurrent's strategy is to position itself as a supplier of communication server technology for these interactive, time critical video/image on demand applications.
This horizontal strategy focuses on a range of applications having requirements where the Maxion system offers price performance and a technical competitive advantage. Concurrent has targeted a number of initial multimedia markets that include both business to business applications (e.g., financial information servers, telemedicine and simulation and training) and business to consumer applications (e.g., interactive gaming and interactive home shopping). These interactive applications require fast response, medium to high system compute capabilities, high network bandwidth and high disk input/output bandwidth, all areas in which the Maxion system technology offers unique advantages over competing systems. Concurrent is seeking a strategic partner to provide market presence and additional financial resources to exploit opportunities using Concurrent's Maxion system technology in multimedia networks.

         Simulation and Training. Concurrent is a recognized leader in real-time systems for simulation and training, particularly for flight simulation, nuclear power plant operations training, military battle management training and command and control analysis. The Company's Maxion system architecture is uniquely positioned to satisfy the trend in the simulation and training industry towards a networked and interactive environment in which training simulators are networked with other training simulators to represent a virtual reality interactive environment. Maxion systems are being used by customers to create this virtual reality networked and interactive simulation and training environment.

  Weather and Airspace Management. Air traffic control and weather analysis and forecasting require the ability to gather, analyze and display continuous flows of information from simultaneous sources and distribute them electronically. This market demands real-time computing solutions because there is little or no margin for error where lives and property are at risk. Concurrent offers a fault-tolerant system with the ability to simultaneously provide high throughput, high speed graphics, deterministic response and computational capacity for these demanding applications. The Company provides the computer systems which power the computing requirements for the Department of Commerce's highly regarded Next Generation Radar (NEXRAD) weather program. The Company's success in this market has led to significant sales accomplishments with the U.S. Navy and the U.S. Air Force and to an international joint marketing agreement with Lockheed Corporation to market a series of jointly developed meteorological commercial open systems to weather systems users worldwide.

         Wagering and Gaming. Concurrent is a leading provider of systems for the wagering and gaming industry. Concurrent has provided the processing systems for the wagering and gaming industry's largest provider of public lottery systems (GTech) and the majority of tabulator (off-track betting) systems in Australia and Asia/Pacific. In both applications, the number of simultaneous users is measured in thousands with data analysis required in real-time. High system availability is assured using Concurrent's Fault Tolerant Network Computing remote network-based and redundant system architecture.

  Data Acquisition, Analysis and Control. Concurrent is a leading supplier of systems to users requiring simultaneous multi-channel acquisition, processing, display and archiving of analog and digital signals at throughput rates in excess of 1 million samples per second, in stand-alone or networked environments. Engineers and scientists use the systems to collect, control, analyze and distribute test data from multiple high speed data sources. Concurrent, together with its value-added resellers, provides both programming development tools and complete solutions for applications such as engine and turbine testing, vibration control and flight and aerodynamics analysis. The Company believes that it is a leading supplier of real-time systems used for intelligence data acquisition and processing. The Company's balanced system performance combined with graphics and data acquisition also provide solutions for applications in communications and electronic, acoustic and image intelligence.

Products and Services

  The Company considers its products and services a total package to provide complete value-added real-time solutions. The Company offers two types of systems, proprietary and open, as well as Traditional Services and Professional Services.

  Series 3200 Real-Time Proprietary Systems. The Company has a large installed base of its Series 3200 real-time proprietary systems. A central feature of the Company's strategic plan is to work closely with these existing proprietary system users to meet their needs for improvements and upgrades and, should they decide to switch to a real-time open system, to be their vendor of choice. The Series 3200 system product line uses the Company's proprietary OS/32 operating system and processor technology. Below is a list of the Company's current proprietary systems product offerings. Performance currently ranges from 3.9 to 70 MIPS (million instructions per second) and price ranges from $55,000 to approximately $1.3 million. The Company's 3200-850 system was introduced in October 1993 with the first production units shipped on schedule in the quarter ended March 31, 1994.


                        Series 3200 Product Line

                        Performance           Typical Price
Model                     (MIPS)*                 Range

3200-400/A                  3.9                  $55,000
3200-400                    3.9                  $65,000
3200-600                6.8 to 35.6       $160,000 to $585,000
3280                    6.4 to 35.6       $300,000 to $900,000
3200-650               13.6 to 35.6       $230,000 to $570,000
3280E                    6.4 to 70       $360,000 to $1,350,000
3200-850**             13.6 to 35.6       $330,000 to $810,000

*MIPS - Million Instructions Per Second
**MIPS rate is the same but delivered performance increases dramatically over 3200-650

    UNIX-Based Real-Time Open Systems. The emergence of industry-standard operating systems, high-performance microprocessors and networking technology has dramatically lowered the cost of providing real-time open systems to the marketplace, thus greatly expanding the universe of potential real-time systems purchasers. The Company plans to capitalize on this trend by focusing on its target markets and alternate channels as well as by developing internally or arranging strategic alliances with third parties to bring to market new solutions and software applications for new and existing customers. The current product line uses the Company's real-time UNIX (RTU ) operating system with the processor technology identified below. Performance currently ranges from 3 to 420 SPECmarks with typical price ranging from $22,000 to approximately $516,000. The MAXION multiprocessor system, the first model of the Company's new next-generation open systems using the MIPS R4400 microprocessor, was introduced in October 1993.

                        Open Systems Product Line

                    Performance             Typical Price          Processor
Model              (SPECMarks)*                 Range             Technology
7150                 11 to 21            $24,725 to $ 68,725        MC68040
7250                 11 to 21            $36,495 to $ 75,505        MC68040
7550                 11 to 21            $44,295 to $143,305        MC68040
7552                 11 to 21            $52,495 to $151,505        MC68040
MAXION        105 to 420 (estimated)     $24,995 to $148,900      MIPS R4400

*SPECMarks - Independently developed industry standard benchmark.

  Traditional Services. One of the largest benefits to the Company of its extensive installed customer base is the large and generally predictable revenue stream generated from Traditional Services. While Traditional Services revenue has declined and is expected to further decline as a result of the industry shift to open systems, the Company expects this business to be a significant source of revenues and cash flow for the foreseeable future. The Company offers a variety of service and support programs to meet the customer's maintenance needs for both its hardware and software products. The Company also offers contract service for selected third party equipment. The service and support programs offered by Concurrent include spare parts sales, rentals and exchanges and used goods sales; diagnostic and repair service; resident service; and preventive maintenance. The Company routinely offers long term service and support of its products for up to fifteen years. The Company has approximately 650 employees in its worldwide Field Operations providing and supporting Traditional and Professional Services.

  Professional Services. Professional Services accounted for approximately $4 million or approximately 5% of total service revenues for fiscal year 1994. The growth of the Company's business and its long-term financial performance will depend, in part, on its ability to grow Professional Services. The Company's strategic plan emphasizes Professional Services which will utilize the Company's expertise in UNIX-based real-time open systems, data acquisition and graphics as well as its traditional strengths of systems integration, custom hardware design and packaging, data communications and program management. Customers often purchase Professional Services together with a real-time computing system and the services are targeted at vertical niches as part of a customized total solution offering. Professional Services include education and training; application development; software and system integration; network planning, design, integration and implementation; and performance training and measurement. Additionally, the Company has a long and successful history of customizing its systems with both specialized hardware and software to meet unique customer requirements.

Systems and Technology

  Concurrent has made a considerable investment in developing its product lines and today offers computer systems satisfying a broad range of high-performance requirements for real-time applications. Both the Company's proprietary and open systems incorporate a wide range of integrated capabilities, including operating systems, languages, distributed computing and networking, data acquisition, graphics, system software and application software. The Company's open systems, particularly the Maxion multiprocessor system, are designed to incorporate widely accepted industry-standard technologies. Below is a summary of some of the features of Concurrent's real-time systems and technology.

  Distributed Computing & Networking. Concurrent's fault-tolerant distributed computing and networking system architecture allows a user's real-time application to operate in a heterogeneous network in conjunction with other computer operating systems. Distributed features can be used to deploy computing resources to meet, in real-time, the ebb and flow of real world demands on the system. The Company's networked computing lets users choose and design a fault-tolerant solution which is scalable to the level of fault tolerance required and uses the Company's Fault-Tolerant Networked Computing (FTNC) software products.

  System Software. The Company's real-time operating systems software (OS/32 and RTU) operates within a distributed architecture to provide multiprocessing, preemptive scheduling and deterministic event notification. This allows applications to be constantly in touch with moment-to-moment user demands and to provide the guaranteed response times that are a critical requirement of real-time applications.

  Hardware Architecture. An increasing portion of Concurrent's open system hardware architecture uses industry-standard components and technology to provide exceptional price/performance and real-time features in an open system. Real-time hardware is designed to ensure scalable high-performance processing, using state-of-the-art
CISC (complex instruction set computing) and RISC (reduced instruction set computing) technology. For example, the Company's
Series 7000 open systems product line features support for VME bus-based I/O (input/output) with data throughput of 39 MB/second per VME64 bus and integrated precision timers for fast response. The
Company's new next-generation Maxion open system is based on the MIPS R4400 microprocessor providing superior throughput and high-speed event detection. Concurrent's proprietary system hardware architecture is based on a custom CISC architecture designed for scalable real-time application requirements.
The Company's next-generation proprietary Series 3200-850 system is designed to achieve even higher performance using a similar architecture.

  Graphics. Powerful graphics are essential in many real-time applications. In addition to offering its own applications, Concurrent's open systems graphics strategy is to work with suppliers to integrate powerful graphics systems into its distributed architecture to maximize display responsiveness without adversely impacting processing. The Company's graphics interfaces are standards-based "windows" environments with real-time enhancements.

  Data Acquisition. The Company's open systems platform provides integrated, multi-source data acquisition systems that it believes are superior to systems of other providers at acquiring, analyzing and displaying high volumes of complex data, in real-time. Through a scalable front end architecture, users can interface application-specific devices while having a growth path to take advantage of emerging technologies.

  Productivity Tools. Concurrent's software productivity tools are tailored to optimize the productivity of application development and operations staffs, offering computer-assisted software engineering (CASE) tools and language systems via user interfaces with graphics. Likewise, real-time performance monitoring and tuning tools provide information about the utilization of the application and the ability to optimize the application and eliminate bottlenecks.

Management

  Executive officers of Concurrent are elected by the Board of
Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal. Set forth below are the names, positions and ages of the Company's executive officers as of the September 28, 1994 Form 10-K filing date:
                                                                  Director or
                                                                    Executive
Name                   Position                            Age       Officer
- - ----                   --------                            ---    -----------

John T. Stihl          Chairman of the Board, President    61       1991
                       Chief Executive Officer
                       Acting Chief Financial Officer (1)

George E. Chapman      Vice President, Marketing           60       1994

David S. Cowie         Vice President,                     47       1993
                       Development and Engineering

Kevin J. Dell          Vice President, General Counsel
                       and                                 38       1993
                       Assistant Secretary

Robert S. Kovarcik     Vice President, Manufacturing       47       1994

Thomas D. Robinson     Vice President, Field Operations    49       1992

David L. Vienneau      Vice President, Human Resources     40       1994

(1) Effective September 16, 1994, James P. McCloskey (former vice president, finance and treasurer, chief financial officer) accepted an offer to join a company in an unrelated industry and stepped down as an employee of the Company.

  John T. Stihl, Chairman of the Board, President and Chief Executive Officer, Director. Mr. Stihl was elected to the additional positions of Chairman of the Board and Chief Executive Officer in August 1993 (continuing as President). As of September 19, 1994, he is serving as acting Chief Financial Officer until that position is filled. In April 1992 he was elected President and Chief Operating Officer. Prior to that he served as

Executive Vice President of the Company, a position to which he was elected upon joining the Company in May 1991. In 1988, after retiring as a Major General from the United States Air Force, he was elected President and Chief Executive Officer of G&H Technology, Inc., a division of Penn Central Corporation, which designs, develops, manufactures and markets electromechanical components for the defense and aerospace industries. His experience includes over 20 years in high level executive positions with the United States Air Force managing large scale telecommunications, computer and air traffic control operations, including from 1986 to 1988, commander
(CEO) of the 58,000 persons worldwide, Air Force Communications Command, headquartered at Scott Air Force Base, Illinois. Prior to his retirement, he had been an officer in the United States Air
Force since 1955.

  George E. Chapman, Vice President, Marketing. Mr. Chapman was elected to this position in January 1994. He joined Concurrent in 1992 as Director, Business Development for Weather and Airspace Management. In 1988, after retiring as a Brigadier General from the United States Air Force, he joined Lockheed Corporation's Austin Division as Senior Staff Engineer working toward the worldwide commercial application of high technoogy systems developed for the U.S. Government. In December 1989, he received an appointment as Executive Director to the newly legislated Texas Workers Compensation Commission. His career with the U.S. Air Force spanned 36 years, with the last six years devoted to leadership of a 5,000 person organization responsible for the long-range technology, investment and training requirements for the nation's weather prediction and warning capability supporting U.S. forces throughout the world.

  David S. Cowie, Vice President, Development and Engineering. Mr. Cowie was elected to this position in August 1993. Mr. Cowie joined the Company in 1982 as Senior Manager, Commercial Systems Software Development and advanced to Director, European Software Development in 1983. In 1991, Mr. Cowie was promoted to the position of Senior Director, Systems Engineering. Prior to joining the Company, he held systems development, project management, and systems consultancy positions with ICL Systems, Gemini Computer Systems, and ICL Dataskil.

  Kevin J. Dell, Vice President, General Counsel and Assistant Secretary. Mr. Dell was elected to the position of Vice President, General Counsel in August 1993 (continuing as Assistant Secretary). As Concurrent's chief legal officer, he is responsible for the Company's legal and contractual requirements worldwide. Mr. Dell joined the Company in 1987 as Senior Corporate Attorney and advanced to Assistant General Counsel in 1988. Prior to joining the Company, he was an associate at the law firm of Finley, Kumble, Wagner, Underberg, Manley, Myerson & Casey in New York.

  Robert S. Kovarcik, Vice President, Manufacturing. Mr. Kovarcik was elected to the position of Vice President, Manufacturing in June 1994. He joined Concurrent in 1991 as Director, Program
Management. Prior to joining Concurrent, he served for 12 years in management positions with several high technology companies: Vice
President/General Manager of the Cubic Division of Cubic
Corporation, a public manufacturer of electro-optical equipment;
Vice President/General Manager of New Brunswick Scientific, Inc., a public manufacturer of bio-technology processing equipment; and Program Director of ITT, a public diversified electronics company.

  Thomas D. Robinson, Vice President, Field Operations. Mr. Robinson was elected to this position in January 1994. Mr. Robinson joined the Company in September 1992 as Vice President, Worldwide Customer Services. Prior to joining Concurrent, he served for nearly 10 years as a Vice President with two other public computer system manufacturers with responsibility for worldwide customer service (from 1988 with Sequoia Systems Inc., and prior thereto from 1983 with Stratus Computer). He also has 13 years experience with Honeywell Information Systems, Inc., a public computer system manufacturer, in customer service and engineering and two years engineering experience with IBM Corporation, a public computer system manufacturer.

  David L. Vienneau, Vice President, Human Resources. Mr. Vienneau was elected to this position in May 1994. He is also President and founder of Performance Based Solutions, a human resources consulting services company. Prior to forming Performance Based Solutions, Mr. Vienneau was Director, Human Resources at Akzo America, Inc., a diversified manufacturer of chemical products, and Director, Compensation and Benefits at Penn Central Corporation, which designs, develops, manufactures and markets electromechanical components for the defense and aerospace industries

Sales and Service

  The Company sells its systems in key markets worldwide through direct field sales and services offices as well as through a network of software suppliers, distributors and system integrators. The Company does not believe the loss of any particular distributor or system integrator would have a material impact on the Company's operating results. The Company's principal customers are original equipment manufacturers (OEMs), systems integrators, independent software vendors (ISVs) and value-added resellers (VARs) who combine the Company's products with other equipment or with additional application software for resale to end-users. Collectively, these customers account for approximately 60-70% of sales, with sales to end-users accounting for the remaining 30-40%. Several major customer accounts historically have provided a stable and generally predictable contribution to revenues.

  Servicing the Company's large installed base, particularly its proprietary systems, is an important element in Concurrent's business strategy and generates significant revenue and cash flow to the Company. Total service revenues in fiscal year 1994 were $88 million (49.2% of total revenues). Approximately 86% of Traditional Services revenues are generated from maintenance and support contracts which generally run from one to three years with annual renewal provisions. The Company's existing installed base of proprietary systems also represents an opportunity for incremental sales of both systems and Traditional and Professional Services.

  No customer, other than the U.S. Government (including sales to UNISYS Corp. in connection with the NEXRAD program), has accounted for 10% or more of Concurrent's net sales in the three fiscal years ended June 30, 1994. For the 1994 fiscal year, approximately $54.8 million of the Company's revenues were attributable directly or indirectly to entities related to branches of the U.S. Government. This amount represented approximately 31% of the Company's worldwide revenues, compared to 29% and 21% for the 1993 and 1992 fiscal years, respectively. However, the Company's revenues related to sales to the U.S. Government are derived from various Federal agencies, no one of which accounted for more than 5% of total revenues. The NEXRAD program contributed approximately $23 and $35 million in revenues in fiscal years 1994 and 1993, respectively. The program has been funded by the Government and, based on the program as currently contemplated, the Company expects to earn additional revenue in fiscal year 1995 of at least $17 million.
In an effort to reduce total program costs, sales of spare parts by Concurrent under the program are now being made directly to the Government. Reaching an agreement on the sale of spare parts directly to the Government delayed approximately $9 million in spare parts shipments from fiscal year 1994 to fiscal year 1995. The basic ordering agreement ("BOA") with UNISYS Corp. as prime contractor under the NEXRAD program provides for Concurrent to deliver its Micro5 proprietary systems for installation at up to 175 NEXRAD sites throughout the United States and at selected international locations. Each installation includes at least three Micro5 systems. The installations are expected to be concluded by the end of fiscal year 1995. U.S. Government contracts and subcontracts generally contain provision for cancellation at the convenience of the Government. Substantially all of the Company's U.S. Government related orders are subcontracts and most are for standard catalog equipment which would be available for sale to others in the event of cancellation. To date, there have been no cancellations that have had a material impact on the Company's business or results of operations.

Research and Development

  During the three fiscal years ended June 30, 1994, Concurrent has invested in the aggregate approximately $77 million in research and development which, as a percentage of sales, represented 13.3%, 12.2%, and 11.8% in fiscal years 1994, 1993, and 1992, respectively. Research and development investment was made across all of Concurrent's key technology areas for both proprietary systems and open systems. New networking products, graphics, data acquisition sub-systems, enhancements to the proprietary OS/32 and UNIX-based operating systems, and three new proprietary Series 3200 systems (32-400, 32-600 and 32-850 Series) and the Series 7000 and MAXION open computer systems and other products resulted from this investment. Although in terms of absolute dollar amounts total research and development investment has declined over the past several years, the Company expects a greater return on its total research and development investment for two reasons. First, research and development investment is now focused solely on products and applications for its target markets--investment in projects not satisfying this focused investment requirement has stopped. Second, the Company's increasing use of joint research and development and technology sharing arrangements is expected to leverage the Company's investment in research and development. The Company's strategy is to acquire or co-develop technology when the market requires parity with competitive technology and to develop technology internally when market leadership is possible. This strategy is expected to give the Company greater flexibility in meeting the technology requirements of its customers and to allow it to provide increasingly higher performance products by focusing its research and development resources where it can add the most value.

Manufacturing Operations

  The Company's manufacturing operation is located at its Oceanport, New Jersey facility. The Oceanport facility has approximately 285,000 square feet of space of which approximately 85,000 square feet is used for manufacturing. Utilization of manufacturing capacity was approximately 70% based on a two shift operation in fiscal year 1994. Management believes that the manufacturing capacity available at the Oceanport facility could be significantly increased (with minimal capital spending) to meet increased manufacturing requirements either by raising the utilization rate or by adding assembly personnel on its second shift or by adding a third shift. The Company outsources several subassembly operations, including all printed circuit board subassemblies, which has resulted in significant cost savings. The Company's manufacturing operations are now limited to assembly, systems integration and systems test. Extensive testing and burn-in conditioning is performed at the board and subassembly levels and at final system integration. Because of the wide range of product configurations, final assembly and test usually occur when a specific customer order is being prepared for shipment. As a result of the successful outsourcing activities and significant reductions in manufacturing inventories, the Oceanport manufacturing operations have been consolidated into a focused factory layout which includes assembly cells and a focused warehouse to minimize non-value-added material movement, improve manufacturing quality, and reduce assembly cycle times.

Sources of Supply

  Concurrent has multiple commercial sources of supply throughout the world for most of the materials and components it uses to produce its products. In some cases, components are being purchased by the Company from a single supplier to obtain the required technology and the most favorable price and delivery terms. Although the Company has not experienced any materially adverse impact on its operating results as a result of a delay in supplier performance, any delay in delivery of components may cause a delay in shipments by the Company of certain products. The Company estimates that a lead time of up to 16-24 weeks may be necessary to switch to an alternate supplier of certain custom application specific integrated circuits and printed circuit assemblies. A change in the supplier of these circuits without the appropriate lead time would result in a delay in shipments by the Company of certain products. Since revenue is recognized typically upon shipment, any delay in shipment may also result in a delay in revenue recognition, possibly outside the fiscal period originally planned, and, as a result, may adversely affect the Company's financial results for that particular period. A transition from one single supplier to another could have a similar impact. The Company carefully monitors the ability of any single supplier to timely meet the Company's requirements, including the supplier's financial condition. Management believes it has good relationships with its suppliers, including alternative suppliers, and expects that adequate sources of supply for components and peripheral equipment will continue to be available.

Competition

  The shift from proprietary systems to standards-based open systems is expected both to expand market demand for systems with performance characteristics previously only found in proprietary real-time computing systems and to increase competition, making product differentiation a more important factor. Due in part to the range of performance and applications capabilities of its products, the Company competes in various markets against a number of companies, many of which have greater financial and operating resources than the Company. Competition in the high performance real-time computing systems and applications market comes from five sources: (1) major computer companies that participate in the real-time marketplace by layering specialized hardware and software on top of or as an extension of their general purpose product platforms--these are principally Digital Equipment Corporation and Hewlett-Packard Corporation; (2) companies like Concurrent that target the high performance, real-time market with specialized systems designed uniquely for real-time application--Harris Corporation's Systems Division is a competitor in certain markets in this category; (3) other computer companies that provide solutions for applications that address a specific characteristic of real-time, such as fault tolerance or high-performance graphics-- these computer companies include Silicon Graphics Inc., Stratus Computer, Inc., and Tandem Computers, Inc. ; (4) general purpose computing companies that provide a platform on which third party vendors add real-time capabilities--these computer companies include International Business Machines Corp. and Sun Microsystems, Inc.; and (5) single board computer companies that provide board-level processors that are typically integrated into a customer's computer system--these computer companies include Force, MIZAR and Motorola, Inc.

Intellectual Property

  The Company relies on a combination of contracts and copyright, trademark and trade secret laws to establish and protect its proprietary rights in its technology. The Company distributes its products under software license agreements which grant customers perpetual licenses to the Company's products and which contain various provisions protecting the Company's ownership and confidentiality of the licensed technology. The source code of the Company's products is protected as a trade secret and as an unpublished copyright work. In addition, in limited instances the Company licenses its products under licenses that give licensees limited access to the source code of certain of the Company's products, particularly in connection with its strategic alliances. Despite precautions taken by the Company, however, there can be no assurance that the Company's products or technology will not be copied or otherwise obtained and used without authorization. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

  The Company believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal protections of its technology.

  Concurrent has entered into licensing agreements with several third-party software developers and suppliers. Generally, such agreements grant to the Company non-exclusive, worldwide licenses with respect to certain software provided as part of computers and systems marketed by the Company and terminate on varying dates. Concurrent is licensed by USL to use and sublicense USL's UNIX operating system in the Company's computer systems. The Company has entered into licensing agreements with USL for internal use of source code version of the UNIX operating system and for the sublicensing of binary version of the UNIX operating system. Both licenses are perpetual unless terminated in accordance with the notice provisions and address versions of the UNIX operating system through and including System V, Release 4.0 (SVR4). The Company pays a royalty to USL for each computer systems shipped using the UNIX operating system equal to 2% of the list price of the basic (minimum) configuration of the system.

 Employees

  As of June 30, 1994, the Company employs approximately 1,250 employees worldwide of whom approximately 900 were employed in the United States, compared to approximately 1,600 and 1,800 employees worldwide at June 30, 1993 and 1992, respectively. The Company's employees are not unionized.

Backlog

  Generally, the Company records in "backlog" computer orders which it is anticipated will be shipped during the subsequent six months or, where special engineering is required, in the subsequent 12 months. The backlog of unfilled computer systems orders was approximately $21.9 million on June 30, 1994 compared to approximately $46.2 million a year earlier. While the Company anticipates shipping the majority of backlog during subsequent periods, the amount of orders in backlog is not necessarily a meaningful indicator of business trends for the Company because orders may be canceled before shipment or rescheduled for a subsequent period which may affect the amount of backlog that may be realized in revenue in any succeeding period.

    (d) Financial Information About Foreign and Domestic
Operations and Export Sales

    A summary of net sales (consolidated net sales reflects sales to unaffiliated customers), attributable to Concurrent's foreign and domestic operations for the fiscal years ended June 30, 1994, 1993 and 1992, respectively, is presented at Note 16 to the financial statements of the Registrant included herein.

Item 2. PROPERTIES

         Listed below are Concurrent's principal facilities as of June 30, 1994. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service and administration. Management believes that its Oceanport, New Jersey manufacturing facility has sufficient capacity to meet the Company's projected manufacturing requirements.


                                                                               Approximate
                                             Owned or    Expiration Date        Floor Area
Location              Principal Use          Leased       of Lease              (square feet)
- - --------              -------------         -------      ----------            --------------
2 Crescent Place     Manufacturing/          Owned         --                    285,000
Oceanport, NJ        Service/Marketing
Corporate Head

106 Apple Street     Held for                Owned          --                   132,000
Tinton Falls, NJ     Disposition

One Technology Way   Research &              Leased         1998                  88,500
Westford, MA         Development/Marketing

227 Bath Rd.,
Berkshire            Sales/Research          Leased         1995(1)               36,000
Slough, England      & Development

_____________
(1) Renewable at the Company's option  through March 1998.

         In addition to the facilities listed above, Concurrent also leases space in various domestic and international industrial centers for use as sales and service offices and warehousing and also engages in certain research and development activities at a Florida facility. The Company has placed the Tinton Falls facility for sale.

Item 3. LEGAL PROCEEDINGS

    There are no material legal proceedings pending to which the Company or any of its subsidiaries is aarty or to which any of the Company's or any of its subsidiaries' property is subject. To Concurrent's Knowledge there are no material legal proceedings to which any director, officer or affiliate of Concurrent, orny owner of record or beneficially of more than five percent of Common Stock, or any associate of any of the foregoing, is a party adverse to Concurrent or any of its subsidiaries. No material legal proceedings were terminated during the fourth quarter of the fiscal year ended June 30, 1994.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                 PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
      AND RELATED STOCKHOLDER MATTERS

         The Common Stock is currently authorized for quotation under the symbol "CCUR" on the NASDAQ National Market System. The following table sets forth the high and low closing bid prices for the Common Stock for the periods indicated, as reported in published financial journals or otherwise available from NASDAQ. The price quotations below reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                                   High           Low
Fiscal Year 1993:
         First Quarter                           4              1 3/4
         Second Quarter                          7 1/2          1 1/4
         Third Quarter                           6 3/4          4
         Fourth Quarter                          4 3/4          3 1/2

Fiscal Year 1994:
         First Quarter                           3 9/16          2 1/2
         Second Quarter                          3 1/4           1 1/2
         Third Quarter                           2 5/16          1
         Fourth Quarter                          2 3/8           1 3/8

Fiscal Year 1995:
         First Quarter
           (through September 23, 1994)          2 7/16          1 3/8


         As of September 23, 1994, there were 30,208,396 shares of Common Stock outstanding, held of record by approximately 2,300 stockholders.

         The Company has never declared or paid any cash dividends on its capital stock. The Company's present policy is to retain earnings to finance expansion and growth, and no change in the policy is anticipated. In addition, the terms of the Company's credit agreement with its banks prohibit the Company from payment of cash dividends on its capital stock until the term loan under the credit agreement is paid in full. As a result, it is not anticipated that cash dividends will be paid in the foreseeable future.

         On July 31, 1992, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Common
Stock and then outstanding Convertible Preferred Stock of the Company to stockholders of record at the close of business on August 14, 1992. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Participating Cumulative Preferred Stock, par value $.01 per share, at a cash purchase price of $30.00 per Right, subject to adjustment, which become exercisable upon the occurrence of certain events. (See Note 20 of Notes to Consolidated Financial Statements.)

Item 6.  SELECTED FINANCIAL DATA

    This information is set forth in the Selected Financial Data section of the Consolidated Financial Statements in Item 8.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

    This information is set forth in the Selected Financial Data section of the Consolidated Financial Statements in Item 8.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following Consolidated Financial Statements and supplementary data for Concurrent are attached and incorporated into Item 8.

                    Report of Independent Accountants
        Consolidated Statements of Operations for the years ended
                      June 30, 1994, 1993 and 1992
        Consolidated Balance Sheets as of June 30, 1994 and 1993
        Consolidated Statements of Cash Flows for the years ended
                      June 30, 1994, 1993 and 1992
Consolidated Statements of Stockholders' Equity (deficiency) for the years ended
                      June 30, 1994, 1993 and 1992
               Notes to Consolidated Financial Statements
            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations
                         Selected Financial Data


Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a)  Identification of Directors

Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's Proxy Statement to be dated October 1, 1994 in connection with its Annual Meeting of Stockholders to be held on November 3, 1994 ("Registrant's 1994 Proxy Statement").

    (b)  Identification of Executive Officers

The information called for hereunder is included in Part I of this Form 10-K under the caption "Executive Officers of Registrant".

    (c)  Identification of Certain Significant Employees

             Not applicable.

    (d)  Family Relationships

There is no family relationship between any director and/or executive officer of the Company.

    (e)  Business Experience

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's 1994 Proxy Statement with respect to the business experience of Registrant's directors. The information called for by this Item 10 with respect to executive officers of Registrant is included in Part I of this Form 10-K under the caption "Management".

    (f)  Involvement in Certain Legal Proceedings

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's 1994 Proxy Statement.

    (g)  Compliance with Section 16(a) of the Exchange Act

The Registrant hereby incorporates by reference in this Form
10-K certain information contained under the caption "Election of Directors" in Registrant's 1994 Proxy Statement.

 Item 11. EXECUTIVE COMPENSATION

The Registrant hereby incorporates by reference in this Form
10-K certain information contained under the caption "Executive Compensation" in Registrant's 1994 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   (a) Security Ownership of Certain Beneficial Owners.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Principal Stockholders" in Registrant's 1994 Proxy Statement.

   (b) Security Ownership of Management.

The Registrant hereby incorporates by reference in this Form
10-K certain information contained under the caption "Election of Directors" in Registrant's 1994 Proxy Statement.

   (c) Changes in Control

The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions "Security Ownership of Certain Beneficial Owners and Management," "Election of Directors" and "Executive Compensation" in Registrant's 1994 Proxy Statement.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1)    Financial Statements filed as part of this report:

                   Report of Independent Accountants
        Consolidated Statements of Operations for the years ended
                     June 30, 1994, 1993 and 1992
        Consolidated Balance Sheets as of June 30, 1994 and 1993
        Consolidated Statements of Cash Flows for the years ended
                     June 30, 1994, 1993 and 1992
Consolidated Statements of Stockholders' Equity (deficiency) for the years ended June 30, 1994, 1993 and 1992
                 Notes to Consolidated Financial Statements
             Management's Discussion and Analysis of Financial
                   Condition and Results of Operations
                        Selected Financial Data

(2)      Financial Statement Schedules

Schedule Number                Description
- - --------------                 -----------

Schedule V                     Property, Plant and Equipment

Schedule VI                    Accumulated Depreciation and
                               Amortization of Property, Plant and Equipment

Schedule VIII                  Valuation and Qualifying Accounts

Schedule IX                    Short-term Borrowings

Schedule X                     Supplementary Income Statement
                               Information

    All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable, material or required.

    (3)  Exhibits

Exhibit No.   Description
- - ----------    -----------
4.1           Restated Certificate of Incorporation of the Company. (a)

4.2 Registration Rights Agreement dated March 3, 1992 between the Company and the Selling Securityholders named therein.(b)

4.3 Registration Rights Agreement dated September 27, 1988 between the Company and the Selling Securityholders named therein.(c)

4.4 Warrant Termination Agreement dated February 19, 1992 between the Company and the holders of Series A and Series C Warrants of the Company named therein.(b)

4.5 Warrant Agreements dated September 27, 1988 between the Company and Ameritrust Company, N.A. (f/k/a MTrust Company N.A.) in connection with the Company's Series A and Series B Warrants.(c)

4.6 Form of Warrant and Registration Rights Agreement to be dated as of the closing of the Offering attached as an Annex to the "lock-up" agreements with the holders of Convertible Preferred Stock that have entered into lock-up agreements.(a)

4.7 Rights Agreement dated as of July 31, 1992 between the Company and The First National Bank of Boston, as rights agent.(d)

10.1(a)  1991 Restated Stock Option Plan.(e)

10.1(b)  Amendment No. 1 to 1991 Restated Stock Option Plan.(e)

10.2(a)  Employee Stock Purchase Plan.(e)

10.2(b)  Amendment No. 1 to Employee Stock Purchase Plan.(f)

10.3 Retirement Savings Plan (f/k/a Profit Sharing and Savings Plan) of former Concurrent dated August 1, 1985, as restated.(g)

10.4 Form of Severance Agreement between the Company and its executive officers. All agreements contain substantially the same terms other than annual base salary and annual target bonus percentage.(h)

10.5 Form of Incentive Stock Option Agreement between the Company and its executive officers. All agreements contain the same terms with the exception of the number or shares subject to the option and the vesting schedules.(b)

10.6(a) Amended and Restated Credit Agreement dated October 11, 1991 among the Company and the banks named therein, as amended by Amendment No. 1 dated November 14, 1991.(i)

10.6(b) Amendment No. 2 dated as of January 13, 1992 to Amended and Restated Credit Agreement. (b)

10.6(c) Amendment No. 3 dated as of March 1, 1993 to Amended and Restated Credit Agreement. (h)

10.7(a)  Second Amended and Restated Credit Agreement.(m)

10.7(b) Amendment No. 1 dated September 28, 1993 to Second Amended and Restated Credit Agreement.(m)

10.7(c) Amendment No. 2 dated November 10, 1993 to Second Amended and Restated Credit Agreement.

10.7(d) Amendment No. 3 dated November 18, 1993 to Second Amended and Restated Credit Agreement.

10.7(e) Amendment No. 4 dated February 18, 1994 to Second Amended and Restated Credit Agreement.

10.7(f) Amendment No. 5 dated August 19, 1994 to Second Amended and Restated Credit Agreement.

10.8 (a) Slough, England real property lease.(j)

10.8 (b) Form of renewal agreement of Slough, England real property lease.(m)

10.9 Settlement Agreement dated June 30, 1992 by and between the Company, Teachers Insurance and Annuity Association of America and other named parties in connection with the disposition of the Company's Westford, Massachusetts facility.(k)

10.10 Lease dated June 30, 1992 between WRC Properties, Inc. (Lessor) and the Company (Lessee) in connection with Westford, Massachusetts office space.(k)

10.11 Settlement and Release Agreement dated June 30, 1992 between Albert L. Nardone and Anthony B. Nardone, individually, and as Trustees of One Robbins Realty Trust and the Company in connection with the disposition of the Company's Westford, Massachusetts facility.(k)

10.12(a) Indenture dated as of November 22, 1991 between the Company and Ameritrust Texas N.A., as trustee.(l)

10.12(b) Amendment to Indenture.(m)

10.13    AT&T Information Systems Sublicensing Agreement.(a)

10.14    Basic Ordering Agreement No. GN-NEXRAD-101. (a)

11.0     Statement re computation of per share earnings.

22.0     Subsidiaries of Registrant.

24.1     Consent of Coopers & Lybrand L.L.P.

______________

(a) Incorporated herein by reference to the Exhibits to the Company's Amendment No. 3 to Registration Statement on Form S-2 dated
         July 14, 1993 (No. 33-62440).

(b) Incorporated herein by reference to the Exhibits to the Company's Amendment No. 1 to Registration Statement on Form S-1 dated
         April 20, 1992. (No. 33-45871).

(c) Incorporated herein by reference to Exhibit 4.5 of Item 16 of the Company's Registration Statement on Form S-2 dated June 5, 1989. (No. 33-27776.)

(d) Incorporated herein by reference to the Company's Current Report on Form 8-K dated August 20, 1992 (File No. 0-13150).

(e) Incorporated herein by reference to Notice of 1991 Annual Meeting of Stockholders and Proxy Statement, dated January 10, 1992. (File No. 0-13150.)

(f) Incorporated by reference to Notice of 1992 Annual Meeting of Stockholders and Proxy Statement, dated October 2, 1992.
         (File No. 0-13150.)

(g) Incorporated herein by reference to Exhibit Number 10 of Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1988.

(h) Incorporated herein by reference to Exhibit Number 10 of Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991. (File No. 0-13150.)

(i) Incorporated hereby by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.

(j) Incorporated herein by reference to Exhibit Number 10 of Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989. (File No. 0-13150.)

(k) Incorporated herein by reference to Exhibit Number 10 of Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992. (File No. 0-13150).

(l) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991.
         (File No. 0-13150).

(m) Incorporated herein by reference to Exhibit Number 10 of Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993. (File No. 0-13150)

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CONCURRENT COMPUTER CORPORATION


Date:    September 16, 1994                  By:  /s/ Kevin J. Dell
                                                  _____________________
                                                  Kevin J. Dell
                                                  Vice President
                                                  General Counsel
                                                  and Assistant Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the date indicated.

    Name                               Capacity

/s/ John T. Stihl               Chairman of the Board,President and
- - --------------------------      Chief Executive Officer
John T. Stihl

/s/ James P. McCloskey          Vice President, Finance and Treasurer
- - --------------------------      Chief Financial Officer and Chief
James P. McCloskey              Accounting Officer


/s/ Phillip W. Arneson          Director
- - --------------------------
Phillip W. Arneson

/s/ C. Michael Carter           Director
- - --------------------------
C. Michael Carter

/s/ Kevin N. Clowe              Director
- - --------------------------
Kevin N. Clowe

/s/ C. Forbes Dewey, Jr.        Director
- - --------------------------
C. Forbes Dewey, Jr.

/s/ Morton E. Handel            Director
- - --------------------------
Morton E. Handel

/s/ Leonard N. Hecht            Director
- - --------------------------
Leonard N. Hecht

/s/ Richard P. Rifenburgh       Director
- - --------------------------
Richard P. Rifenburgh


Date:  September 16, 1994

                     REPORT OF INDEPENDENT ACCOUNTANTS
                               ____________


To the Shareholders and the Board of Directors of Concurrent Computer Corporation

    We have audited the accompanying consolidated balance sheets of Concurrent Computer Corporation as of June 30, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended June 30, 1994, and the financial statement schedules listed in Item 14(a) of the Company's 1994 Annual Report on Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concurrent Computer Corporation as of June 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

    As discussed in Notes 15 and 18 to the consolidated financial statements, in 1994 the Company changed its method of accounting for income taxes and changed its method of accounting for postretirement benefits other than pensions.

                                     COOPERS & LYBRAND L.L.P.



Parsippany, New Jersey
August 19, 1994

                             CONCURRENT COMPUTER CORPORATION
                             -------------------------------





                                  FINANCIAL STATEMENTS

                                                CONCURRENT COMPUTER CORPORATION
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Dollars in thousands, except per share amounts)

                                                                        Years ended June 30,
                                                            ---------------------------------------

                                                               1994           1993           1992
                                                            ---------     ----------     ----------
Net sales:
    Computer systems                                          $91,035       $121,578       $117,516
    Service and other                                          87,996         98,886        104,056
                                                            ---------     ----------     ----------
            Total                                             179,031        220,464        221,572
                                                            ---------     ----------     ----------
Cost of sales:
    Computer systems                                           51,198         55,556         56,454
    Service and other                                          51,792         60,067         60,407
                                                            ---------     ----------     ----------
            Total                                             102,990        115,623        116,861

Gross margin                                                   76,041        104,841        104,711
                                                            ---------     ----------     ----------
Operating expenses:
    Research and development                                   23,823         26,824         26,115
    Selling, general and administrative                        48,651         59,279         61,813
    Provision for restructuring                                12,000            -              -
    Sales and use tax credit                                   (1,440)           -              -
                                                           ----------     ----------     ----------
            Total                                              83,034         86,103         87,928
                                                           ----------     ----------     ----------
Operating income (loss)                                        (6,993)        18,738         16,783

Interest expense                                               (3,486)       (13,553)       (16,228)
Interest income                                                   634          1,167          1,559
Other income (expense) - net                                     (486)          (183)          (269)
                                                            ----------     ----------     ----------
Income (loss) before provision for income taxes,
    extraordinary gain (loss) and cumulative effect
    of change in accounting principles                        (10,331)         6,169          1,845
Provision for income taxes                                      1,300          2,300          2,800
                                                           ----------     ----------     ----------
Income (loss) before extraordinary gain (loss) and
    cumulative effect of change in accounting princ           (11,631)         3,869           (955)
Extraordinary gain (loss) on early extinguishment o           (23,193)           -           61,102
Cumulative effect of change in accounting principles
    for income taxes and postretirement benefits               (5,000)           -              -
                                                           ----------     ----------     ----------
Net income (loss)                                            ($39,824)        $3,869        $60,147
                                                           ==========     ==========     ==========
Income (loss) per share:
    Income (loss) before extraordinary gain (loss) and
       cumulative effect of change in accounting pr            ($0.41)         $0.40         ($0.13)
    Extraordinary gain (loss) on early extinguishme             (0.83)           -             8.13
    Cumulative effect of change in accounting principles
       for income taxes and postretirement benefits             (0.18)           -             -
                                                           ----------     ----------     ----------
    Net income (loss)                                          ($1.42)         $0.40          $8.00
                                                           ==========     ==========     ==========

                               The accompanying notes are an integral part of
                                       the consolidated financial statements.

                                       CONCURRENT COMPUTER CORPORATION
                                        CONSOLIDATED BALANCE SHEETS
                                            (Dollars in thousands)
                                                                                         Pro Forma
                                                                                         June 30,
                                                           June 30,       June 30,        1993 *
                                                              1994          1993 *     (See Note 3)
                                                        ------------   ------------   -------------
                                                                                        (Unaudited)
                        ASSETS
Current assets:
    Cash and cash equivalents                                 $9,374        $30,422        $18,162
    Accounts receivable, less allowance for doubtful
        accounts of $3,405 - 1994; $2,173 - 1993              34,519         37,502         37,502
    Inventories                                               17,829         21,920         21,920
    Facility held for disposal                                   -            6,000          6,000
    Prepaid expenses and other current assets                  5,334          6,771          6,771
                                                        ------------   ------------   ------------
        Total current assets                                  67,056        102,615         90,355

Property, plant and equipment - net                           42,742         46,323         46,323
Facility held for disposal                                     6,000            -              -
Other long-term assets                                         7,372          8,148          8,948
                                                        ------------   ------------   ------------
Total assets                                                $123,170       $157,086       $145,626
                                                        ============   ============   ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                                             $5,749         $2,783         $2,783
    Current portion of long-term debt                         11,000          8,250          8,250
    Accounts payable and accrued expenses                     44,687         47,334         47,334
    Deferred revenue                                           6,236          7,575          7,575
                                                        ------------   ------------   ------------
        Total current liabilities                             67,672         65,942         65,942

Long-term debt                                                13,240         67,938         24,731
Other long-term liabilities                                    7,210          4,703          4,703
Commitments and contingencies                                    -              -              -

Stockholders' Equity:
    Shares of preferred stock, par value $.01; authorized
        25,000,000 - 1994 and 1993; issued 6,981,706 - 1993      -               70            -
    Shares of common stock, par value $.01; authorized
        100,000,000 - 1994 and 1993; issued 29,585,388
        - 1994 and 2,579,026 - 1993                              296             26            293
    Capital in excess of par value                            71,547         15,626         70,429
    Accumulated earnings (deficit) after eliminating
        accumulated deficit of $81,826 at December
        31, 1991, date of quasi-reorganization               (35,022)         4,802        (18,451)
    Shares of treasury stock, at cost                            (58)           (58)           (58)
        (840 - 1994 and 1993)
    Cumulative translation adjustment                         (1,715)        (1,963)        (1,963)
                                                        ------------   ------------   ------------
        Total stockholders' equity                            35,048         18,503         50,250
                                                        ------------   ------------   ------------
Total liabilities and stockholders' equity                  $123,170       $157,086       $145,626
                                                        ============   ============   ============

        *  Reclassified to conform to current year presentation.

                                 The accompanying notes are an integral part of
                                      the consolidated financial statements

                                    CONCURRENT COMPUTER CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Dollars in thousands)
                                                                          Years ended June 30,

                                                                      1994         1993         1992
                                                                 ----------   ----------   ----------
Cash flows provided by (used by) operating activities:
    Net income (loss)                                              ($39,824)      $3,869      $60,147
    Adjustments to reconcile net income (loss) to net            ----------   ----------   ----------
        cash provided by (used by) operating activities:
        Depreciation, amortization and other                         12,527       14,075       18,824
        Non-cash interest and amortization of financin                1,061        9,265        4,948
        Extraordinary (gain) loss on extinquishment of               23,193          -        (61,102)
        Cumulative effect of change in accounting prin                5,000          -            -
        Provision for restructuring                                  12,000          -            -
        Sales and use tax credit                                     (1,440)         -            -
        Decrease (increase) in current assets:
            Accounts receivable                                       3,690        4,782       11,301
            Inventories                                               4,142       (2,041)       4,980
            Prepaid expenses and other current assets                 1,238        1,698        1,172
        Decrease in current liabilities, other than
            debt obligations                                        (14,797)      (2,361)      (5,987)
        (Increase) decrease in other long-term assets                (1,790)         391       (3,058)
        Increase (decrease) in other long-term liabili                  193         (264)      (1,930)
                                                                 ----------   ----------   ----------
    Total adjustments to net income (loss)                           45,017       25,545      (30,852)
                                                                 ----------   ----------   ----------
Net cash provided by operating activities                             5,193       29,414       29,295
                                                                 ----------   ----------   ----------
Cash flows used by investing activities:
     Additions to property, plant and equipment                      (7,584)     (10,569)      (9,980)
                                                                 ----------   ----------   ----------
Cash flows provided by (used by) financing activities:
     Net proceeds (payments) of notes payable                         2,511          588       (7,033)
     Repayment of long-term debt                                    (76,602)      (8,460)     (14,084)
     Issuance of long-term debt                                         708          -            -
     Net proceeds from sale and issuance of common sto               55,001          291           24
                                                                 ----------   ----------   ----------
Net cash used by financing activities                               (18,382)      (7,581)     (21,093)
                                                                 ----------   ----------   ----------
Effect of exchange rate changes on cash
    and cash equivalents                                               (275)      (1,453)      (1,050)
                                                                 ----------   ----------   ----------
(Decrease) increase in cash and cash equivalents                   ($21,048)      $9,811      ($2,828)
                                                                 ==========   ==========   ==========
Cash and cash equivalents - Beginning of Year                       $30,422      $20,611      $23,439
                                                                 ----------   ----------   ----------
Cash and cash equivalents - End of Year                              $9,374      $30,422      $20,611
                                                                 ==========   ==========   ==========
Cash paid during the year for:

    Interest                                                         $2,731       $4,282       $5,690
                                                                 ==========   ==========   ==========
    Income taxes  (net of refunds)                                     $659       $1,510       $3,898
                                                                 ==========   ==========   ==========

                                 The accompanying notes are an integral part of
                                     the consolidated financial statements.

                                                                CONCURRENT COMPUTER CORPORATION
                                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                                     (Dollars in thousands)
                             Preferred Stock       Common Stock    Capital in  Accumulated  Cumulative    Treasury Stock
                                         Par                 Par   Excess of    Earnings    Translation
                              Shares    Value     Shares    Value  Par Value    (Deficit)   Adjustment     Shares    Cost    Total
                            ----------  -----   ----------  -----  ----------  -----------  -----------  ----------  ----  ---------
Balance June 30, 1991           -         -     19,178,396    192   $  72,414    ($141,040)       ($694)    (43,151) ($67) ($69,195)

Loss before extraordinary
   gain for six months
   ended December 31, 1991                                                          (1,888)                                  (1,888)
Other                                              (20,000)                18                                                    18
Foreign currency translation
   adjustment                                                                                      455                          455
Recapitalization adjustments:
   Issuance of preferred
      stock                 6,983,284     70                          33,107                                                 33,177
   Conversion of redeemable
      preferred stock                             818,273      8         892                                                    900
   Extraordinary gain on
      early extinguishment
      of debt                                                                      61,102                                    61,102
Quasi-reorganization
   adjustments:
      Elimination of cost
         in excess of net
         assets acquired                                             (14,235)                                               (14,235)
      Elimination of accumulated
         deficit                                                     (81,826)      81,826                                       -
      Elimination of foreign
         currency translation
         adjustment                                                     (239)                      239                          -
                           ----------  -----   ----------  -----  ----------  -----------  -----------  ----------  ----  ---------
Balance December 31,
   1991 (effective date
   of quasi-
   reorganization)          6,983,284     70   19,976,699    200      10,131          -            -       (43,151)  (67)    10,334

1 for 10 reverse stock split                  (17,979,606)  (180)        180                                38,105              -
Issuance of common
   stock under retirement
   savings plan                                   171,763      2       1,157                                                  1,159
Other                                               3,057                 16                                 4,206      9        25
Net income for the six
   months ended June 30,
   1992                                                                               933                                       933
Foreign currency translation
   adjustment                                                                                     (465)                        (465)
Quasi-reorganization
   related adjustments:
      Adjustment to accrued
         interest related to the
         transfer of title of the
         Westford, Ma. facility                                        1,353                                                  1,353
      Tax settlement                                                   1,400                                                  1,400
                           ----------  -----   ----------  -----  ----------  -----------  -----------  ----------  ----  ---------
Balance June 30, 1992       6,983,284     70    2,171,883     22      14,237          933         (465)       (840)  (58)    14,739

Sale of common stock
   under stock plans                               67,021      1         284                                                    285
Issuance of common stock
   under retirement savings plan                  336,404      3         527                                                    530
Conversion of preferred stock  (1,578)              1,578
Other                                               2,140                  6                                                      6
Net income                                                                          3,869                                     3,869
Foreign currency translation
   adjustment                                                                                   (1,498)                      (1,498)
Quasi-reorganization
   related adjustments:
      Utilization of net operating
         loss carryforwards                                              572                                                    572
                           ----------  -----   ----------  -----  ----------  -----------  -----------  ----------  ----  ---------
Balance June 30, 1993       6,981,706     70    2,579,026     26      15,626        4,802       (1,963)       (840)  (58)    18,503

Issuance of common stock
   under retirement savings plan                  324,377      3       1,057                                                  1,060
Issuance of common stock                       19,700,000    197      54,803                                                 55,000
Conversion of preferred
   stock                   (6,981,706)   (70)   6,981,706     70
Other                                                 279                 61                                                     61
Net loss                                                                          (39,824)                                  (39,824)
Foreign currency translation
   adjustment                                                                                      248                          248
                           ----------  -----   ----------  -----  ----------  -----------  -----------  ----------  ----  ---------
Balance June 30, 1994                          29,585,388   $296      71,547     ($35,022)     ($1,715)       (840) ($58)   $35,048
                           ==========  =====   ==========  =====  ==========  ===========  ===========  ==========  ====  =========

                                  The accompanying notes are an integral part of
                                      the consolidated financial statements.

                   CONCURRENT COMPUTER CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   During fiscal year 1994, the Company sustained a significant unexpected decline in business resulting in a $25.7 million decline in operating income (loss) and a $24.2 million decline in net cash from operations. In response to the decline in business, the Company restructured its operations to reduce its cost structure and to focus its revenue generating activities with the objectives to achieve growth and improve profitability. In addition, the Company obtained various amendments to its bank term loan which provided the Company with greater financial flexibility under its debt agreement allowing the Company to meet its financial covenant compliance requirements.

   Although the Company's operating results improved during the second half of fiscal year 1994, the Company may not be able to fund, from cash flow from operations, the $12.0 million maturity payment on its bank term loan due October 1, 1995. The Company is currently in discussions with its banks to restructure its term loan to provide for the repayment of the $12.0 million due at maturity over a 24 month period and to establish a revolving credit facility. The Company plans to continue to evaluate and manage its existing cost structure to anticipated revenue levels to achieve improved profitability and quarter to quarter revenue growth during fiscal year 1995. However, there can be no assurance that the Company's operating efforts or the restructuring of its term loan will be achieved.

2. Summary of Significant Accounting Policies

   Principles of Consolidation

   The consolidated financial statements include the accounts of all majority-owned domestic and foreign subsidiary companies. All intercompany transactions and balances have been eliminated.

   Foreign Currency

   The functional currency of substantially all of the Company's foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates of exchange prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity until the entity is sold or substantially liquidated. Gains or losses resulting from foreign currency transactions are included in the results of operations, except for those relating to intercompany transactions of a long-term investment nature which are accumulated in a separate component of stockholders' equity.

   Gains (losses) on foreign currency transactions of ($360,000), $606,000 and $1,091,000 for the fiscal years ended June 30, 1994, 1993 and 1992, respectively, are included in Other income
   (expense) - net.

   Cash and Cash Equivalents

   For financial statement purposes, short-term investments with original maturities of ninety days or less from the date of purchase are considered cash equivalents.

   Cash equivalents are stated at cost plus accrued interest, which approximates market, and represents cash invested in U.S.
   Government securities, bank certificates of deposit, or commercial paper. Such short-term investments amounted to $2,591,000 and $18,178,000 at June 30, 1994 and 1993, respectively.

   Inventories

   Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis.

   Property, Plant and Equipment

   Property, plant and equipment are stated at acquired cost.
   Depreciation is provided on a straight-line basis over the estimated useful lives of assets ranging from three to forty years.

   Leasehold improvements are amortized over the shorter of the useful lives of the improvements or the terms of the related lease. Gains and losses resulting from the disposition of property, plant and equipment are included in Other income (expense) - net.

   Expenditures for repairs and maintenance are charged to operations as incurred and expenditures for major renewals and betterments are capitalized.

   Revenue Recognition

   Computer systems sales (hardware and software, including bundled software) are recorded when the earnings process is complete, typically upon shipment to customers.

   Service contract revenue related to hardware and software is recognized separately and as earned over the respective maintenance period in accordance with the terms of the applicable contract.

   Income Taxes

   The Company and its domestic subsidiaries file a consolidated Federal income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes and are accounted for under the asset and liability method as required by the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS No. 109").

   On July 1, 1993, the Company adopted the provisions of FAS No.
   109. This standard requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, a deferred tax asset or liability is recognized for temporary differences between financial reporting and income tax bases of assets and liabilities, tax credit carryforwards and operating loss carryforwards. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that such deferred tax assets will not be realized. Utilization of net operating loss carryforwards, which originated prior to the Company's quasi-reorganization effected on December 31, 1991, are recorded as adjustments to capital in excess of par value. Prior years' financial statements have not been restated.

   The cumulative effect of adopting this standard resulted in the Company recording a $2.0 million non-cash charge reducing its deferred tax assets as of the date of adoption.

   Investment and research and development tax credits are recorded under the flow-through method of accounting. Under the Tax Reform Act of 1986, the investment tax credit was repealed as of January 1, 1986, subject to certain transition rules. The repeal of the investment tax credit did not have a material impact on the Company's financial statements.

   Capitalized Software

   The Company, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", commences capitalization of software production costs upon the achievement of technological feasibility and ceases capitalization upon the achievement of customer availability. Such costs are amortized over the greater of the ratio of the product's current to total revenue stream or the straight-line method over its estimated useful life. Such amortization period generally does not exceed three years. For the years ended June 30, 1994, 1993 and 1992, amortization expense relating to software production costs which is included as a component of cost of sales amounted to $445,000, $436,000 and $1,204,000, respectively. Accumulated amortization amounted to $165,000 and $389,000, respectively, at June 30, 1994 and 1993. Capitalized software (net) amounted to $1,985,000 and $494,000 at June 30, 1994 and 1993, respectively.

   Research and Development

   Research and development expenditures, other than capitalized software, are expensed when incurred.

   Income (Loss) per Share

   Primary earnings per share (including convertible participating preferred stock, dilutive stock options and common stock purchase warrants) is computed on the basis of the weighted average number of common shares outstanding during each year and includes shares assumed issued upon the exercise of all dilutive stock options and common stock purchase warrants and the purchase of treasury stock with the proceeds at the average market price for the period.

   Fully diluted earnings per share assumes the exercise of all dilutive stock options and common stock purchase warrants and the purchase of treasury stock at the higher of the market price at the end of the year or the average market price during the year. For fiscal years 1993 and 1992, the computation of fully diluted earnings per share did not have a dilutive effect on earnings per share.

   The number of shares used in computing income (loss) per share was 28,054,000, 9,765,000, and 7,517,000 for the years ended June 30,
   1994, 1993 and 1992, respectively.

   Supplemental income per share for the year ended June 30, 1993 was calculated assuming the Company's comprehensive refinancing (as described in Note 3) took place on July 1, 1992. The Company's supplemental net income per share for the year ended June 30, 1993 was $0.32.

   Postretirement Benefits Other Than Pensions

   On July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS No. 106"). This standard requires companies to accrue postretirement benefits throughout the employees' active service periods until they attain full eligibility for those benefits. The transition obligation (the accumulated postretirement benefit obligation at the date of adoption) may be recognized either immediately or by amortization over the longer of the average remaining service period for active employees or 20 years.

   In connection with the adoption of this standard, the Company recorded a non-cash charge of $3.0 million representing the immediate recognition of the accumulated postretirement benefit obligation at the date of adoption.

   Postemployment Benefits

   The Company has not adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS No. 112"). This standard requires that companies providing postemployment benefits to their employees accrue the cost of such benefits throughout the employees' service period. The Company is currently analyzing the standard to determine the impact, if any, on the Company's reported results of operations or financial condition. The Company believes this standard will not have a material impact on the Company's liquidity and results of operations. The Company is required to adopt this standard in fiscal year 1995.

3. Refinancing

   On July 21, 1993, the Company completed a comprehensive refinancing (the "Refinancing"). The Refinancing consisted of the following: a) the sale and issuance of $59.1 million in common stock (the "Offering"); b) the modification of the Company's existing bank term loan (the "Existing Term Loan") to, among other things, extend the maturity date and reduce the interest rate (the "Amended Term Loan") (see Note 6); and c) the conversion of all of the outstanding shares of the Company's convertible participating preferred stock (the "Convertible Preferred Stock") into shares of common stock at a ratio of one to one.

   The net proceeds of the Offering ($55.0 million) together with $11.9 million of Company cash were used to redeem in full the Company's outstanding 12.08% Senior Subordinated Notes due 1997 (the "Subordinated Debt") at face amount, plus accrued interest, as of July 21, 1993. The Subordinated Debt was originally recorded with an original issue discount resulting in an effective yield-to-maturity of 25%. The redemption of the Subordinated Debt resulted in an extraordinary charge reducing net income by $23.2 million during the first quarter of fiscal year 1994 based on an aggregate cash redemption price of $66.9 million and a book value of $43.7 million. The Refinancing, including the effect of the redemption of the Subordinated Debt and related $23.2 million extraordinary charge, resulted in a $31.8 million increase to stockholders' equity as of the date the transactions were completed.

   The following unaudited pro forma balance sheet gives effect to the Refinancing of the Company as if the transaction had occurred as of June 30, 1993.

Pro Forma Consolidated Balance Sheet
(Dollars in thousands)
(Unaudited)

                                      As
                                   Reported                  Pro Forma
                                   June 30,                   June 30,
                                    1993 *     Adjustments     1993 *
                                 ------------  -----------   ---------
    Assets
Cash and cash equivalents           $ 30,422    $(12,260)(a)  $ 18,162
Accounts receivable - net             37,502                    37,502
Inventories                           21,920                    21,920
Facility held for disposal             6,000                     6,000
Prepaid expenses and other
  current assets                       6,771                     6,771
                                    --------    ---------     --------
  Total current assets               102,615     (12,260)       90,355

Property, plant and
  equipment - net                     46,323                    46,323
Other long-term assets                 8,148         800 (a)     8,948
                                    --------    ---------     --------
Total assets                        $157,086    $(11,460)     $145,626
                                    ========    =========     ========

    Liabilities and
      Stockholders' Equity
Notes payable                       $  2,783    $             $  2,783
Current portion of
  long-term debt                       8,250                     8,250
Accounts payable and
  accrued expenses                    47,334                    47,334
Deferred revenue                       7,575                     7,575
                                    --------    ---------     --------
  Total current liabilities           65,942                    65,942

Long-term debt                        67,938     (43,207)(a)    24,731
Other long-term liabilities            4,703                     4,703
Commitments and contingencies            -                         -

Stockholders' equity
  Shares of preferred stock               70         (70)(b)       -
  Shares of common stock                  26         197 (a)       293
                                                      70 (b)
  Capital in excess of par value      15,626      54,803 (a)    70,429
  Accumulated earnings after
    eliminating accumulated
    deficit of $81,826 at
    December 31, 1991, date of
    quasi-reorganization               4,802     (23,253)(a)   (18,451)
  Shares of treasury stock               (58)                      (58)
  Cumulative translation adjustment   (1,963)                   (1,963)
                                    --------    ---------     --------
  Total stockholders' equity          18,503      31,747        50,250
                                    --------    ---------     --------
Total liabilities and
  stockholders' equity              $157,086    $(11,460)     $145,626
                                    ========    =========     ========


   * Reclassified to conform to current year presentation.

See accompanying notes to Pro Forma Consolidated Balance Sheet.

   Notes to Pro Forma Consolidated Balance Sheet

   The following adjustments were made to the balance sheet at June 30, 1993 to give effect to the Refinancing as if the transaction had occurred as of such date.

  (a) To reflect (i) the redemption of $66,430,000 of Subordinated Debt (face amount plus accrued interest as of June 30, 1993) with a book value of $43,177,000 (the redemption of the Subordinated Debt prior to maturity results in an extraordinary loss of $23,253,000 on the early extinguishment of debt); (ii) the modification of the Existing Term Loan and the deferred financing fees related to the Amended Term Loan (approximately $800,000); (iii) the issuance of 19,700,000 shares of common stock, with a par value of $0.01, at a price of $3.00 per share for $59,100,000 (less issuance costs of approximately $4,100,000) and (iv) the repayment of $30,000 of the principal amount outstanding under the Existing Term Loan.

      The extraordinary loss on the early extinguishment of debt is determined as follows:

      (Dollars in thousands)

      Face amount of Subordinated Debt              $64,158
      Accrued interest on Subordinated Debt           2,272
                                                    -------
      Sub-total                                      66,430
      Book value of Subordinated Debt               (43,177)
                                                    -------
         Extraordinary loss                         $23,253
                                                    =======

      The extraordinary loss on the early extinguishment of debt, if effected on June 30, 1993, does not result in the recognition of a tax benefit due to a difference in the financial reporting and tax bases of the underlying subordinated debt.

  (b) To reflect the conversion of 6,981,706 shares of Convertible Preferred Stock into shares of common stock at a ratio of 1 to 1.

4. Recapitalization

   On November 22, 1991, the Company completed a recapitalization (the "Recapitalization") of its debt with its senior lenders (the "Bank Group") and the holders of 100% of its Senior Subordinated Notes due 1998 (the "Noteholders" and the "Cancelled Notes", respectively). The Recapitalization included the restructuring of the Company's then outstanding

   $53.3 million term loan and $110.6 million in principal amount of the Cancelled Notes. The recapitalization also included the conversion of 9,001 shares of the Company's redeemable Class A preferred stock into 818,273 shares of the Company's common stock. The Noteholders tendered their Cancelled Notes in exchange for new notes and Convertible Preferred Stock pursuant to the private placement exchange offer (the "Exchange Offer") commenced by the Company on September 12, 1991 and completed on November 22, 1991.

   The Exchange Offer resulted in the exchange of $55 million in principal amount of Subordinated Debt and 6,983,284 shares of Convertible Preferred Stock for the then outstanding $110.6 million in principal amount of Cancelled Notes and accrued and unpaid interest thereon (approximately $22.9 million as of November 22, 1991). The Convertible Preferred Stock, after giving effect to the Company's February 1992 one for ten reverse stock split (as described in Note 5), was convertible into common stock at a ratio of one to one and represented, at the time of the recapitalization, in the aggregate, approximately a 70% fully diluted equity interest in the Company (assuming all then existing warrants and certain options to acquire common stock were cancelled or expired unexercised).

5. Reverse Stock Split

   On January 31, 1992, the Company received stockholder approval to effect a one for ten reverse stock split of its common stock. The terms (e.g., par value, voting rights, etc.) of the shares of the post-split common stock are the same as the pre-split
   common stock.  The reverse stock split became   effective at the
   close of business on February 7, 1992. In connection with the reverse stock split, the Company reclassified $180,000 (the aggregate amount in excess of the par value of the outstanding shares of common stock) from common stock to capital in excess of par value.

   All share and per share data in these financial statements have been restated to give effect to the one for ten reverse stock split.

6. Debt and Lines of Credit

 As described in Notes 3 and 4, the Company completed the Refinancing on July 21, 1993 and the Recapitalization on
   November 22, 1991, respectively. The following describes the terms and conditions of both the Amended Term Loan and the Existing Term Loan agreements.

   The Amended Term Loan resulted from the modification of various terms of the Existing Term Loan, including the interest rate, maturity date and principal amortization schedule of the Company's then outstanding $31.5 million (as of June 30, 1993) term loan facility.

   At June 30, 1994, the outstanding balance under the Amended Term Loan was $23.0 million and bears interest, at the Company's option, at an annual rate equal to either the prime rate plus 1.0%, or the London Interbank Offered Rate (LIBOR) plus 3.0%. The Amended Term Loan is payable in 24 equal monthly installments of $687,500 each, commencing July 30, 1993, with a final payment of $12.0 million (reduced from $15 million as described below) payable October 1, 1995. On August 19, 1994, the maturity date of the Amended Term Loan was extended from the original maturity date of June 30, 1995 to October 1, 1995. The Company has pledged substantially all of its domestic assets as collateral for the Amended Term Loan. The Company may prepay the Amended Term Loan at any time without penalty.

   At June 30, 1993, the then outstanding balance under the Existing Term Loan was $31.5 million and bore interest at an annual rate equal to (1) the prime rate plus 1.9% (7.9% at June 30, 1993) or (2) prime rate plus 1.5% when the outstanding balance was equal to or less than $25 million. Principal and interest payments on the then Existing Term Loan were payable monthly. Scheduled monthly amortization payments were to reduce the balance due at maturity to $23.1 million on May 31, 1994. The classification of the then Existing Term Loan balance as of June 30, 1993 was based upon the maturity date of the Amended Term Loan.

   The Amended Term Loan contains various covenants and restrictions, which among other things (1) place certain limits on corporate acts of the Company such as fundamental changes in the corporate structure of the Company, investments in other entities, incurrence of additional indebtedness, creation of liens or certain distributions or dispositions of assets, including cash dividends, and (2) require the Company to meet financial tests on a periodic basis, the most restrictive of which relate to the maintenance of collateral coverage and debt coverage all as defined in the Amended Term Loan agreement.

   On September 28 and November 18, 1993 and on February 18 and August 19, 1994, the Company's Amended Term Loan agreement was amended to modify certain financial covenants. The amendments on November 18, 1993 and February 18, 1994 also waived the Company's requirements with respect to certain financial covenants for the three months ended September 30 and December 31, 1993, respectively.

   On November 10, 1993, the Amended Term Loan agreement was amended to allow the Company to defer up to four monthly principal amortization payments, depending on cash balances, until April 1, 1994 and to provide for up to $3 million in standby letters of credit in connection with overseas lines of credit. In consideration of the amendment, the Company made a $3 million principal prepayment, which was applied to the term loan amortization payment due on the October 1, 1995 maturity date, from the proceeds of borrowings under such overseas lines of credit.

   The February 18, 1994 amendment allowed the Company to further defer the four monthly principal amortization payments until September 30, 1994, at which time two of the deferred monthly principal amortization payments are due, and December 31, 1994, at which time the remaining two deferred monthly principal amortization payments are due. The deferred payments are in addition to the regular monthly amortization payments due on these dates. In connection with this amendment, the Company granted an aggregate of 600,000 of stock purchase warrants to the banks. The warrants were issued with an exercise price per share of $1.50 (the fair market value of a share of the Company's common stock on February 18, 1994) and expire on September 30, 1994. The warrants provide for the possibility of an extension, at the option of the banks, of the expiration date of these warrants in consideration of further extensions of the four monthly principal amortization payments and a restructuring of the Amended Term Loan. The Company and the banks are in discussions to provide for the repayment of the four deferred monthly payments over the time period ending October 1, 1995.
   An extended payment plan would provide the Company with additional flexibility to fund its revenue growth initiatives.

   The amendments to the Amended Term Loan were obtained to provide the Company with greater financial flexibility in light of: 1) lower than expected revenues and financial results for the first six months of fiscal year 1994, 2) a $12 million provision for restructuring recorded during the three months ended September 30, 1993 and 3) anticipated financial results for the remainder of fiscal year 1994 and for fiscal year 1995. Depending on the revenue levels attained during fiscal year 1995, the Company may need to seek additional flexibility with respect to its obligations under its Amended Term Loan.

   The Company is currently in discussions with its banks in an attempt to restructure its bank term loan to provide for the repayment of the $12.0 million due at maturity over a 24 month period and to establish a revolver credit facility. The Company is also exploring a refinancing of the bank term loan with other lenders. However, there can be no assurance that any such agreements will be reached.

   Although the Company's original term loan agreement had been terminated as part of the Recapitalization, the terms of an interest rate swap agreement remained in effect until bought-out at the time of the Refinancing. The fixed rate under the swap agreement resulted in additional interest expense of $822,000 and $1,227,000 for the years ended June 30, 1993 and 1992, respectively.

   The net proceeds of the July 93 offering ($55.0 million) together with approximately $12 million of Company cash were
   used to redeem   in full the Subordinated Debt.  The
   Subordinated Debt of $55 million in principal amount issued on November 22, 1991 bore interest at an annual rate of 12.08%, payable semi-annually on March 15 and September 15 and payable in additional Subordinated Debentures in lieu of cash for up to the first three years, but not less than the first two years. The Subordinated Debt was recorded net of a $25.5 million discount based upon its estimated fair value at the time of issuance, resulting in an effective yield to maturity of 25%. The principal amount of the Subordinated Debt, including notes issued in lieu of payment of cash interest, was payable in a lump sum at maturity on December 31, 1997. Subordinated Debt issued and accrued amounted to approximately $.6 million, $7.4 million and $4.0 million for the years ended June 30, 1994, 1993 and 1992, respectively. The unamortized discount of the Subordinated Debt amounted to $23.3 million at June 30, 1993.

   The Company's foreign subsidiaries have certain bank borrowing arrangements in local currencies which provide for borrowings of up to $8,056,000 at prevailing rates of interest ranging from 3.0% to 16.0% at June 30, 1994. At June 30, 1994, $5,749,000 of
   demand notes were outstanding under such arrangements of which $2,689,000 is guaranteed by the minority shareholder in the Company's Japanese subsidiary. The remaining amounts are guaranteed by the Company. Foreign unused lines of credit can be withdrawn at any time at the option of either the Company or the lending institutions.

 Annual maturities of all the Company's debt for the fiscal years ended June 30, 1995 through 1999, and thereafter, are as follows:

         (Dollars in thousands)                   Annual
                                              Maturities
                                              ----------
               1995                             $ 16,749
               1996                               12,294
               1997                                  338
               1998                                  391
               1999                                  217
               Thereafter                            -
                                                --------
               Total                            $ 29,989
                                                ========

7. Quasi-Reorganization

   In connection with the Recapitalization, a corporate readjustment of the accounts was effected on December 31, 1991, in the form of a quasi-reorganization ("fresh-start" accounting). The readjustment resulted in the revaluation, as necessary, of all assets and liabilities to estimated fair values and the elimination of the excess of cost over net assets acquired and the elimination of the accumulated deficit and cumulative translation adjustment balances against capital in excess of par value.

   The following schedule and accompanying notes show the effect of the Recapitalization and the quasi-reorganization on stockholders' equity at December 31, 1991:

Schedule of Stockholders' Equity (Deficiency)
(Dollars in thousands)

                         Unadjusted                          Adjusted
                        December 31, Recapital-   Quasi-   December 31,
                            1991      ization     Reorg.       1991
                        -----------  ---------  ---------  ------------

  Stockholders' equity
       (deficiency)
  Preferred stock    $     -      $     70 (a)$            $     70
  Common stock             192           8 (b)                  200
  Capital in excess
   of par value         72,432      33,107 (a) (96,300)(c)   10,131
                                      892 (b)
  Accumulated deficit (142,928)     61,102 (a)  81,826 (c)      -
  Treasury stock           (67)                                 (67)
  Cumulative
    translation adj.      (239)                    239 (c)      -
                      --------    --------    --------     --------
  Total stockholders'
    equity
    (deficiency)      $(70,610)   $ 95,179    $(14,235)    $ 10,334
                      ========    ========    ========     ========

    (a) To reflect the issuance of the Subordinated Debt in the amount of $55,000,000, recorded net of a $25,497,000 valuation discount, and the issuance of 6,983,284 shares of Convertible Preferred Stock, with a par value of $.01, in exchange for all of the outstanding Cancelled Notes in the amount of $110,600,000, plus accrued interest of $22,850,000 and less unamortized issue costs of $3,668,000. The resulting gain, net of $6,000,000 in capital restructuring costs, was credited to the accumulated deficit. The net gain on debt restructuring was determined as follows:

         (Dollars in thousands)

         Face amount of Cancelled Notes                 $110,600
         Accrued interest on Cancelled Notes              22,850
         Unamortized bond issue costs                     (3,668)
                                                        --------
         Sub-total                                       129,782

         Subordinated Debt, net of discount              (29,503)
         Fair value of Convertible
           Preferred Stock                               (33,177)
         Capital restructuring costs                      (6,000)
                                                        --------
         Extraordinary gain on early
           extinguishment of debt                       $ 61,102
                                                        ========

 (b) To reflect the conversion of the redeemable Class A preferred stock into 818,273 shares of common stock.

 (c) To effect a quasi-reorganization, approved by the Board of Directors, by eliminating the excess of cost over net assets acquired and eliminating the accumulated deficit and cumulative translation adjustment balances against capital in excess of par value.

    Subsequent to June 30, 1992, the Company completed the transfer of title of its Westford, Massachusetts facility to the mortgagee and settled certain tax matters with the parent company of the former Concurrent which have been accounted for through adjustments to capital in excess of par value as part of the Company's quasi-reorganization.

    During the year ended June 30, 1993, the Company utilized net operating loss carryforwards, which originated prior to the quasi-reorganization. The utilization of these net operating loss carryforwards have been accounted for through adjustments to capital in excess of par value.

8. Recapitalization Pro Forma Financial Information (Unaudited)

    The following unaudited pro forma financial information gives effect to the Recapitalization and quasi-reorganization of the Company as if such transactions had occurred at the beginning of fiscal year 1992. This information as set forth below does not reflect the nonrecurring credit of $61,102,000 related to an extraordinary gain on early extinguishment of debt recorded during the year ended June 30, 1992.

8. Recapitalization Pro Forma Financial Information (Unaudited),
    Continued

    (Dollars in thousands)
                                               1992
                                             --------
    Net sales                                $221,572
                                             ========
    Net income (loss)                        $  1,661
                                             ========
    Net income (loss)
      per share                              $   0.18
                                             ========

9. Provision for Restructuring

    During the three months ended September 30, 1993, the Company recorded a provision for restructuring of $12.0 million in connection with its operational restructuring to bring costs in line with current and anticipated revenue levels. The provision includes employee terminations, office closings or downsizings and other related costs which are approximately 65%, 25% and 10% of the provision, respectively.

10. Change in Accounting Estimate

    During the three months ended December 31, 1993, the Company recorded a sales and use tax credit of $1.4 million, or $.05 per share, related to a change in the estimate of state sales and use tax reserves.

11. Concentration of Credit Risk

    Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed and collateral is generally not required.


12. Inventories

    Inventories consist of:

    (Dollars in thousands)
                                                1994      1993
                                              -------   -------
          Raw materials                       $10,770   $11,177
          Work-in-process                       2,872     6,633
          Finished goods                        4,187     4,110
                                              -------   -------
                                              $17,829   $21,920
                                              =======   =======

13. Property, Plant and Equipment and Facility Held for Disposal

    Property, plant and equipment consists of:

    (Dollars in thousands)
                                               1994      1993
                                             --------  --------
          Land                               $  5,275  $  5,244
          Buildings                            16,530    16,569
          Machinery and equipment              47,581    41,638
                                             --------  --------
                                               69,386    63,451
          Less:  Accumulated depreciation
                   and amortization           (26,644)  (17,128)
                                             --------  --------
                                             $ 42,742  $ 46,323
                                             ========  ========

   For the years ended June 30, 1994, 1993 and 1992, depreciation and amortization expense for property plant and equipment amounted to $11,685,000, $12,668,000 and $15,691,000, respectively.

   Based on the Company's experience to date, the estimated disposal date of the Tinton Falls, New Jersey facility is uncertain, therefore the estimated net realizable value of such asset has been classified as a non-current facility held for disposal at June 30, 1994.


14. Accounts Payable and Accrued Expenses

    Accounts payable and accrued expenses consist of:

    (Dollars in thousands)
                                               1994      1993
                                             --------  --------
          Accounts payable - trade           $ 13,327  $ 14,975
          Accrued payroll, vacation
            and other employee expenses        12,775    16,291
          Restructuring costs                   6,274     1,932
          Other accrued expenses               12,311    14,136
                                             --------  --------
                                             $ 44,687  $ 47,334
                                             ========  ========

15. Income Taxes

   On July 1, 1993, the Company adopted the provisions of FAS No.
   109. The cumulative effect of adopting this standard resulted in the Company recording a $2.0 million non-cash charge reducing its deferred tax assets as of the date of adoption. Prior years' financial statements have not been restated.

   The domestic and foreign components of income (loss) before provision for income taxes, extraordinary gain (loss) on early extinguishment of debt, and the cumulative effect of change in accounting principles are as follows:

   (Dollars in thousands)
                                     1994      1993      1992
                                   --------  --------  --------
         United States             $ (5,758) $  5,797  $ (3,504)
         Foreign                     (4,573)      372     5,349
                                   --------  --------  --------
                                   $(10,331) $  6,169  $  1,845
                                   ========  ========  ========

   The components of the provision for income taxes are as follows:

    (Dollars in thousands)
                                     1994      1993      1992
                                   --------  --------  --------
         Current:
           Federal                 $    -    $    300  $    130
           Foreign                    1,300     1,692     2,712
           State                        -          72        70
                                   --------  --------  --------
             Total                 $  1,300  $  2,064  $  2,912
                                   --------  --------  --------
         Deferred:
           Federal                 $    -    $    -    $    -
           Foreign                      -         236      (112)
           State                        -         -         -
                                   --------  --------  --------
             Total                 $    -    $    236  $   (112)
                                   --------  --------  --------
                                   $  1,300  $  2,300  $  2,800
                                   ========  ========  ========

   For the fiscal year ended June 30, 1993, the current provision for income taxes includes an equivalent charge of $572,000, (federal: $430,000 and state: $142,000) which was fully offset in capital in excess of par value due to the utilization of tax loss carryforwards which originated prior to the Company's quasi-reorganization effected on December 31, 1991.

   A reconciliation of the Federal statutory tax provision to the Company's provision for income taxes is as follows:

   (Dollars in thousands)
                                        1994      1993      1992
                                      --------  --------  --------
   Income (loss) before provision for
     income taxes, extraordinary gain
     (loss) and cumulative effect of
     change in accounting principles  $(10,331) $  6,169  $  1,845
                                      --------  --------  --------

   Tax at Federal statutory rate        (3,513)    2,097       627
   U.S. Federal and non U.S. net
     operating losses for which no
     tax benefit was recorded            4,466     1,472     1,553
   Difference between U.S. and non
     U.S. income tax rates                  10       329       420
   Tax benefit related to permanent
     differences                           -      (1,496)      -
   State income tax                        -          54        70
   Other                                   337      (156)      130
                                      --------  --------  --------
    Provision for income taxes        $  1,300  $  2,300  $  2,800
                                      ========  ========  ========

   As of June 30, 1994, the Company's deferred tax assets were comprised of the following:

         (Dollars in thousands)
                                                 June,30
                                                  1994
    Gross deferred tax assets related to:        -------
        Net operating loss carryforwards         $34,170
        Accumulated depreciation                   5,042
        Restructuring reserves                     4,276
        Inventory reserves                         3,557
        Accrued compensation                       1,544
        Post-retirement benefits                   1,010
        Other                                      3,009
                                                 -------
        Total Gross deferred tax assets           52,608

    Valuation Allowance                          (52,608)
                                                 -------
    Net deferred tax assets                      $     0
                                                 =======

   During fiscal year 1994, the deferred tax liability related to the Company's Subordinated Debt was reversed upon the early extinguishment of such debt. In connection with this reversal, the Company recorded a corresponding increase to its deferred tax asset valuation allowance.

   During the fiscal year ended June 30, 1992, the Company received a favorable private letter ruling from the Internal Revenue Service which permitted the Company to utilize existing net operating loss carryforwards less Alternative Minimum Tax limitations to offset the gain on the early extinguishment of debt resulting from the Recapitalization. Approximately $61,100,000 and $12,000,000 of the Company's net operating loss carryforwards for financial reporting and income tax purposes, respectively, were utilized to offset the gain on the Recapitalization.

   As of June 30, 1994, the Company has remaining net operating loss carryforwards of approximately $79 million for income tax purposes. Approximately $60 million of these net operating loss carryforwards originated prior to the Company's quasi-reorganization effected on December 31, 1991.

   Any future benefits attributable to the net operating loss carryforwards which originated prior to the Company's quasi-reorganization effected on December 31, 1991 are accounted for through adjustments to capital in excess of par value. Under
   Section 382 of the Internal Revenue code, future benefits attributable to the net operating loss carryforwards and tax credits which originated prior to the quasi-reorganization are
   limited to approximately $1.3 million    per year.  The Company's
   net operating loss carryforwards begin to expire in 2004. As of June 30, 1994, after giving effect to the aforementioned Internal Revenue Code limitation, the Company has remaining utilizable net operating loss carryforwards of approximately $45 million for income tax purposes.

   Deferred income taxes have not been provided on approximately $7 million of undistributed earnings of foreign subsidiaries, which originated subsequent to the Company's quasi-reorganization effected on December 31, 1991, primarily due to either the Company's required investment in certain subsidiaries or foreign tax rates which exceed the U.S. tax rate.

   Additionally, deferred income taxes have not been provided on approximately $3 million of undistributed earnings of foreign subsidiaries which originated prior to the Company's quasi-reorganization effected on December 31, 1991. The impact of both the subsequent repatriation of such earnings and the resulting offset, in full, from the utilization of net operating loss carryforwards will be accounted for through adjustments to capital in excess of par value. The Company has sufficient net operating loss carryforwards remaining to offset such subsequent repatriation.

16. Geographic Information

   Below is a summary of the Company's 1994, 1993 and 1992 financial data by geographic area.

    (Dollars in thousands)           1994      1993      1992
                                   --------  --------  --------
    Net Sales:
      United States                $106,256  $141,355  $129,072
      Intercompany                   17,241    20,938    25,517
                                   --------  --------  --------
                                    123,497   162,293   154,589
                                   --------  --------  --------
      Europe                         43,807    47,031    52,871
      Intercompany                       38        19       241
                                   --------  --------  --------
                                     43,845    47,050    53,112
                                   --------  --------  --------
      Asia/Pacific                   26,139    28,350    35,377
      Other                           2,829     3,728     4,252
                                   --------  --------  --------
                                    196,310   241,421   247,330
      Eliminations                  (17,279)  (20,957)  (25,758)
                                   --------  --------  --------
        Total                      $179,031  $220,464  $221,572
                                   ========  ========  ========

   Operating income (loss):
      United States                $ (3,836) $ 18,440  $  7,968
      Europe                         (2,432)     (493)    5,231
      Asia/Pacific                    1,907     2,730     5,098
      Other                             853     1,050     1,073
      General corporate expenses     (2,976)   (3,179)   (3,043)
      Eliminations                     (509)      190       456
                                   --------  --------  --------
        Total                      $ (6,993) $ 18,738  $ 16,783
                                   ========  ========  ========

   (Dollars in thousands)            1994      1993
                                   --------  --------
   Identifiable assets:
      United States                $128,147  $141,054
      Europe                         26,748    32,264
      Asia/Pacific                   18,228    18,754
      Other                           1,815     1,936
      Corporate                       8,285    23,703
      Eliminations                  (60,053)  (60,625)
                                   --------  --------
        Total                      $123,170  $157,086
                                   ========  ========

   Intercompany transfers between geographic areas are accounted for at prices similar to those available to comparable unaffiliated customers. Sales to unaffiliated customers outside the U.S., including U.S. export sales, were $73,893,000, $83,134,000 and $96,218,000 for the years ended June 30, 1994, 1993 and 1992, respectively, which amounts represented 41%, 38%, and 43% of total sales for the respective years.

   Sales to the U.S. Government and its agencies amounted to $54,757,000, $64,340,000 and $45,772,000, respectively, for the years ended June 30, 1994, 1993 and 1992, which amounts represented 31%, 29% and 21% of total sales for the respective years. The Company's revenues are derived from various customer sources including Unisys Corp., the prime contractor under the U.S. Department of Commerce's Next Generation Radar (NEXRAD) program. Sales to Unisys Corp. amounted to $22,245,000 and $35,723,000, respectively, for the years ended June 30, 1994 and 1993, which amounts represented 12% and 16%, respectively, of total revenues.

17. Retirement Benefits

   The Company has a retirement savings plan (the "Plan") available to U.S. employees which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Annual Company contributions currently are determined based upon the achievement of certain return on equity objectives with the minimum contribution being 2% of employees' eligible earnings, as defined by the Plan. The Company also matches a portion of employees' before-tax savings.

   The Company's annual and matching contributions under this plan are as follows:

 (Dollars in thousands)
                                     1994      1993      1992
   Annual contribution:           -------   -------   -------
      Cash                        $   -     $   -     $   530
      Common stock                    767     1,100       530
   Matching contribution              333       359       437
                                  -------   -------   -------
      Total                       $ 1,100   $ 1,459   $ 1,497
                                  =======   =======   =======

   The Company's annual contribution under this Plan for the year ended June 30, 1994 will be funded in common stock of the Company in the three months ended September 30, 1994.

   Certain foreign subsidiaries of the Company maintain pension plans for their employees which conform to the common practice in their respective countries. The pension expense related to these plans amounted to $213,000, $286,000 and $33,000 for the years ended June 30, 1994, 1993 and 1992, respectively.

   The Company's net pension expense (income) for the years ended
   June 30, 1994, 1993 and 1992 consists of the following components:

    (Dollars in thousands)                1994      1993     1992
                                       --------  --------  -------
      Service cost                      $  522    $  509   $   478
      Interest cost                        546       539       560
      Return on plan assets               (707)   (1,324)     (685)
      Net amortization and deferral       (148)      562      (320)
                                       -------   -------   -------
                                       $   213   $   286   $    33
                                       =======   =======   =======

   Net pension expense for the year ended June 30, 1992, includes
   (1) a curtailment gain of $160,000 as a result of the reduction in work force in connection with the restructuring of the Company and (2) a settlement gain of $69,000 as a result of the conversion of a subsidiary's defined benefit plan to a defined contribution plan.

   The funded status of the Company's international pension plans at June 30, 1994 and 1993 was as follows:

    (Dollars in thousands)                        1994     1993
                                                 -------  -------
    Actuarial present value of benefit obligations:

      Vested benefit obligation                  $ 6,048  $ 4,840
      Accumulated benefit obligation               6,207    4,938

      Projected benefit obligation                 7,486    6,566
      Plan assets at fair value                    8,718    7,769
                                                 -------  -------
      Plan assets in excess of projected
        benefit obligation                       $ 1,232  $ 1,203
      Unrecognized net asset at transition          (479)    (540)
      Unrecognized net gain                       (1,499)  (1,367)
                                                 -------  -------
      Accrued pension liability                  $  (746) $  (704)
                                                 =======  =======

   In determining the present value of benefit obligations and the expected return on plan assets for the Company's foreign pension plans, the following assumptions were used for the years ended
   June 30, 1994, 1993 and 1992:

                            1994            1993            1992
                       -------------   -------------   -------------
   Discount rate      6.0% to  9.0%   7.5% to  9.0%   8.0% to  9.0%
   Rate of increase
     in future compen-
      sation levels    4.0% to  6.0%   5.5% to  6.0%        6.0%
   Expected long-term
      rate of return   7.0% to 10.0%   7.5% to 10.0%   7.5% to 10.0%

   Plan assets are comprised primarily of investments in managed funds consisting of common stock, money market and real estate investments.

18. Postretirement Benefits Other Than Pensions

   On July 1, 1993, the Company adopted the provisions of FAS No.
   106. In connection with the adoption of this standard, the Company recorded a non-cash charge of $3.0 million representing the immediate recognition of the accumulated postretirement benefit obligation at the date of adoption.

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

   The unfunded status of the plan at June 30, 1994 was as follows:

 Accumulated Postretirement Benefit Obligation:

    (Dollars in thousands)
                                                      June 30,
                                                        1994
                                                      -------
         Active Ineligible Plan Participants           $1,115
         Active Eligible Plan Participants                516
         Retirees and Dependents                        1,356
                                                       ------
                                                       $2,987
                                                       ======

   The Company's net periodic postretirement benefit expense
   (income) for the year ended June 30, 1994 consists of the following components:

         (Dollars in thousands)
                                                       1994
                                                      -------
      Service cost                                    $   188
      Interest cost                                       238
      Return on plan assets                               -
      Curtailment gain                                   (300)
                                                      -------
                                                      $   126
                                                      =======

   For the years ended June 30, 1993 and 1992, the Company recognized postretirement benefit costs as incurred, thus the amounts recognized as expense in prior years are not comparable.

   During the year ended June 30, 1994, the Company recorded a curtailment gain of $300,000 as a result of the reduction in work force in connection with the restructuring of the Company.

   For the year ended June 30, 1994, the weighted-average discount rate and the rate of increase in compensation levels used in determining the accumulated postretirement benefit obligation was 7.5% and 5.0%, respectively.

   Assumed health care cost increases, estimated to be 10% for the fiscal year 1995, decline at a rate of approximately 0.5% to 1.0% per year to the ultimate trend rate of 5.0% in the year 2001. Notwithstanding the above, a 1% increase in the health care cost trend rate would not have an effect on the accumulated postretirement benefit obligation since the plan provides that the Company's future costs will be capped at the 1993 level.

19. Employee Stock Plans

   The Company has a Stock Option Plan providing for the grant of incentive stock options to employees and non-qualified stock options (NSOs) to employees, non-employee directors and consultants. The Stock Option Plan is administered by the Stock Award Committee comprised of members of the Management Resources Committee of the Board of Directors or the Board of Directors, as the case may be. Under the plan, the Stock Award Committee may
   award, in addition to    stock options, shares of Common Stock on
   a restricted basis. The plan also specifically provides for stock appreciation rights and authorizes the Stock Award Committee to provide, either at the time of the grant of an option or otherwise, that the option may be cashed out upon terms and conditions to be determined by the Committee or the Board. Only stock options, which for the most part contain limited stock appreciation rights in connection with a change of control followed by certain subsequent events, have been granted under the plan. The plan terminates on January 31, 2002. Stockholders have approved the purchase of up to 3,164,725 shares under the plan.

   During fiscal year 1994, stock options to purchase an aggregate of 1,785,822 shares of Common Stock were granted, with an exercise price equal to at least the fair market value on the effective date of grant. During fiscal year 1994, options to purchase 283 shares were exercised.

   After giving retroactive effect to the February 1992 one for ten reverse stock split, changes in options outstanding under these plans during the years ended June 30, 1992, 1993 and 1994 are as follows:

                                      Number of        Price
                                       Options       Per Option
                                      ---------    ----------------
   Outstanding at June 30, 1991         359,299    $  .10 - $150.00
   Granted                              792,556    $ 2.13 - $  9.06
   Exercised                             (6,531)   $ 1.88 - $  3.75
   Cancelled                           (158,008)   $ 1.88 - $150.00
                                     ----------    ----------------
   Outstanding at June 30, 1992         987,316    $  .10 - $ 58.75
   Granted                              759,663    $ 2.13 - $  6.50
   Exercised                             (2,140)   $ 1.88 - $  4.38
   Cancelled                            (41,648)   $ 1.88 - $ 53.75
                                     ----------    ----------------
   Outstanding at June 30, 1993       1,703,191    $  .10 - $ 58.75
   Granted                            1,785,822    $ 1.63 - $  3.31
   Exercised                               (283)   $ 1.88 - $  2.13
   Cancelled                           (697,713)   $ 1.88 - $ 58.75
                                     ----------    ----------------
   Outstanding at June 30, 1994       2,791,017    $  .10 - $ 56.25
                                     ==========    ================

   Included in the options granted in fiscal year 1992 are 670,168 options granted during fiscal year 1991 which were contingent upon the completion of the Recapitalization. The exercise price of these options approximated the fair market value of the Company's common stock at the date of the Recapitalization.

   Included in the 1,785,822 options granted in fiscal year 1994 are 777,850 options granted in consideration of the eight-month deferral of worldwide annual merit salary increases and 117,728 options granted in consideration of the cancellation of a like number of previously granted stock options and the restarting of the vesting schedule associated with the cancelled options.

   Options with respect to 899,270 shares of common stock, with an average exercise price of $3.67, were exercisable at June 30, 1994.

   Employee Stock Purchase Plan

   The Company has an Employee Stock Purchase Plan (the "Purchase Plan") pursuant to which the Company is authorized to grant rights to employees to purchase up to an aggregate of 1,000,000 shares of common stock in a series of offerings, each of which generally lasts six to twelve months. Unless extended by the stockholders, the Purchase Plan expires December 31, 1997. Substantially all employees are eligible to participate in the Purchase Plan. The purchase price of shares of common stock is limited to the lesser of 85% of the fair market value of the common stock on the commencement of the offering and the last day of the offering. As of June 30, 1994, the Company had issued 250,073 shares and had 749,927 shares of common stock available for issuance pursuant to the Purchase Plan.


20. Rights Plan

   On July 31, 1992, the Board of Directors of the Company declared a dividend distribution of one Series A Participating Cumulative Preferred Right for each share of the Company's common stock and Convertible Preferred Stock. The dividend was made to stockholders of record on August 14, 1992. Under the rights plan, each Right becomes exercisable unless redeemed (1) after a third party owns 20% or more of the outstanding shares of the Company's voting stock and engages in one or more specified self-dealing transactions, (2) after a third party owns 30% or more of the outstanding voting stock or (3) following the announcement of a tender or exchange offer that would result in a third party owning 30% or more of the Company's voting stock.
   Any of these events would trigger the rights plan and entitle each right holder to purchase from the Company one one-hundredth of a share of Series A Participating Cumulative Preferred Stock at a cash price of $30 per right.

   Under certain circumstances following satisfaction of third party ownership tests of the Company's voting stock, upon exercise each holder of a right would be able to receive common stock of the Company or its equivalent, or common stock of the acquiring entity, in each case having a value of two times the exercise price of the right. The rights will expire on August 14, 2002 unless earlier exercised or redeemed, or earlier termination of the plan.

   The adoption of the plan reinstated a similar rights plan put in place in July 1989, which was terminated in connection with the Recapitalization to avoid its inadvertent trigger.

21. Quarterly Consolidated Financial Information (Unaudited)

   The following is a summary of quarterly financial results for the years ended June 30, 1994 and 1993:

    (Dollars in thousands, except per share amounts)

    1994
    ----                                Three Months Ended
                            -----------------------------------------
                            September   December  March 31,  June 30,
                            30, 1993    31, 1993    1994      1994
                            ---------   --------  --------  --------
    Net sales                $ 49,360    $40,688   $44,059   $44,924
    Gross margin             $ 22,852    $15,783   $17,531   $19,875
    Income (loss) before
      extraordinary loss and
      cumulative effect of
      change in accounting
      principles             $(11,015)   $(3,492)  $   579   $ 2,297
    Net income (loss) (a)    $(39,208)   $(3,492)  $   579   $ 2,297
    Income (loss) per share: (b)
      Income (loss) before
        extraordinary loss and
        cumulative effect of
        change in accounting
        principles           $  (0.47)   $ (0.12)  $  0.02   $  0.08
      Net income (loss)      $  (1.67)   $ (0.12)  $  0.02   $  0.08


   (a) Net loss for the three months ended September 30, 1993 reflects an extraordinary loss on early extinguishment of debt of $23,193,000 ($0.99 per share), a cumulative effect of change in accounting principles of $5.0 million ($0.21 per share) and a provision for restructuring of $12.0 million.
        Net loss for the three months ended December 31, 1993 reflects a sales and use tax credit of $1,440,000. Net income for the three months ended June 30, 1994 reflects a non-recurring provision for inventory reserves of $1.5 million.

   (b) Net income (loss) per share when added does not equal the reported fiscal year amount primarily due to the effect on average shares outstanding from the issuance of 324,377 shares of common stock during the three months ended September 30, 1993 in connection with the annual contribution to the Company's retirement savings plan for fiscal year 1993 and the issuance of 19,700,000 shares of common stock and the conversion of 6,981,706 shares of Convertible Preferred Stock to common stock during the three months ended
        September 30, 1993 in connection with the Refinancing (see
        Note 3).

    1993
    ----                                Three Months Ended
                           ------------------------------------------
                            September   December   March 31,  June 30,
                             30, 1992   31, 1992     1993      1993
                           ---------  ---------  ---------  ---------
    Net sales               $ 54,217   $ 54,479   $ 56,090   $ 55,678
    Gross margin            $ 25,494   $ 25,193   $ 26,122   $ 28,032
    Net income              $  1,028   $    705   $  1,014   $  1,122
    Net income per share(a) $   0.11   $   0.07   $   0.10   $   0.11

   (a) Net income per share when added does not equal the reported yearly amount primarily due to the effect on average shares outstanding from the issuance of 336,404 shares of common stock during the three months ended December 31, 1992 in connection with the annual contribution to the Company's retirement savings plan for fiscal year 1992, along with the issuance of 67,021 shares of common stock during the three months ended June 30, 1993 under the Employee Stock Purchase Plan.

22. Commitments and Contingencies

   The Company leases certain sales and service offices, warehousing, and equipment. The leases expire at various dates through 2005 and generally provide for the payment of taxes, insurance and maintenance costs. Additionally, certain leases contain escalation clauses which provide for increased rents resulting from the pass through of increases in operating costs, property taxes and consumer price indexes.

   At June 30, 1994, future minimum payments under noncancellable operating leases for the fiscal years ending June 30 of each year are as follows:

    (Dollars in thousands)

         1995                                       $5,021
         1996                                        4,138
         1997                                        3,074
         1998                                        1,962
         1999                                          672
         2000 and thereafter                           278
                                                   -------
                                                   $15,145
                                                   =======

   Rent expense amounted to $8,369,000, $9,731,000, and $10,012,000 for the years ended June 30, 1994, 1993 and 1992, respectively.

   The Company, from time to time, is involved in litigation incidental to the conduct of its business. The Company and its counsel believe that such pending litigation will not have a material adverse effect on the Company's results of operations or financial condition.

   The Company has entered into employment agreements with its executive officers. In the event an executive officer is terminated directly by the Company without cause or in certain circumstances constructively by the Company, the terminated officer will be paid severance compensation for a one-year period (a two-year period in the case of the Chief Executive Officer) in an annualized amount equal to the respective officer's annual salary then in effect plus an amount equal to the then most recent annual bonus paid or, if determined, payable, to such officer. Based on annual salaries as of August 1994 and stock awards granted in August 1994, in respect of fiscal year 1994, the maximum contingent liability at June 30, 1994 under these agreements is approximately $1.8 million. The Company's employment agreements with its executive officers contain certain offset provisions, as defined in their respective agreements.

   On May 5, 1992, the Company completed the sale of its Cork, Ireland facility to the Industrial Development Authority (IDA). Under the terms of this agreement, the Company is required to maintain its European service/repair center in Ireland through April 30, 1998 and maintain minimum employment levels. In the event the Company does not meet these requirements, the IDA may require payment of up to approximately $550,000 (360,000 Irish pounds). The Company's contingent obligation to the IDA is collateralized by the machinery and equipment of the Company's Ireland subsidiary.

  MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Overview

       During the second half of fiscal year 1994, Concurrent returned to profitability and achieved revenue growth (compared to the fiscal quarter ended December 31, 1993) after two quarters of losses and declining revenues
  during the six months ended December 31, 1993.   The losses and declining
  revenues resulted from the effects of a significant unexpected decline in incoming business during the fiscal quarter ended September 30, 1993. The Company's profit performance during the second half of fiscal year 1994 reflects the combination of improved revenues and a substantial cost reduction effort. Positive sales momentum is building for new MAXION systems but may fall short of plan goals which may effect revenue growth in fiscal year 1995. Although sales of new MAXION systems are growing, a decline in sales of systems other than MAXION systems may result in a decline in revenue in the quarter ending September 30, 1994 compared to the previous quarter. Nevertheless, the goals for fiscal year 1995 are to achieve improved profitability and revenue growth. The Company plans to continue to evaluate and manage its existing cost structure to anticipated revenue levels to achieve improved profitability and quarter to quarter revenue growth during fiscal year 1995. However, there can be no assurance that these goals will be achieved.

       The Company believes the decline in incoming business during its quarter ended September 30, 1993 reflected worldwide economic conditions which had not been conducive to the capital goods investment cycle as customers delayed spending until signs of recovery were stronger. This trend was particularly noticeable in the Company's previously predictable proprietary systems
  business.   The business has also been affected by further declines and delays in certain government spending around the world, including shipments of spare parts under the U.S. Department of Commerce's Next Generation Weather Radar (NEXRAD) program, and the highly competitive nature of the real-time computer industry.

       In reaction to the decline in incoming business, the Company took steps to restructure its operations to reduce its cost structure and to focus its revenue generating activities with the objectives to fund growth and ongoing development programs, particularly related to its new MAXION multiprocessor
  open system   and Series 3200-850 product lines, and to achieve
  profitability.   Restructuring and other actions taken since the first fiscal quarter have reduced the Company's cost structure by approximately $8.0 million per quarter. Such cost savings began during the second quarter of fiscal year 1994 and were fully realized during the fourth quarter of fiscal year 1994. Total cash flow savings from these actions began during the third quarter of fiscal year 1994 and will be significantly realized after the fourth quarter of fiscal 1994. Cost reduction actions taken included reducing the Company's worldwide work force by about 300 employees; consolidating certain field offices; and reducing spending. Actions taken to focus revenue generating activities include restructuring the sales, services and marketing field operations. The actions are intended to enhance revenue growth by decentralizing and localizing appropriate decision-making authority to be more competitive and responsive to customers. The Company is also focusing on a variety of growth initiatives, including its recently announced entry into the multimedia interactive server market and other new markets for the MAXION open system. The Company continues to expand relationships with strategic partners and is working on new high-potential distribution and marketing alliances.

       The Company's objective is to increase revenues by providing real-time computer systems and services to its installed base of proprietary systems and to its open systems target markets. The achievement of these objectives requires that the Company continue to enhance its proprietary hardware and operating system platforms, while investing in the development of its real-time open system hardware and operating systems and providing industry standard product enhancements, such as networking, graphics and data acquisition. The future growth of the Company's business and its future financial performance will depend, to a significant extent, upon its ability to develop and market competitive open systems which meet the real-time computing needs of its targeted customers.

       During the quarter ended March 31, 1994, the first full-scale production units of the MAXION open system and Series 3200-850 proprietary system were shipped on time to customers. Both products were introduced during the quarter ended December 31, 1993. The Series 3200-850 proprietary system provides improved price/performance and an upward growth path for the Company's Series 3200 customers -- a significant portion of its installed base. The MAXION open system is the world's first multiprocessor system employing crosspoint architecture. It is among the most price/performance
  competitive multiprocessing systems available in  the market today.   The
  MAXION system technology has been well received in the market and the Company believes the MAXION system has strengthened its competitive position in the marketplace.

       One of the goals of the Company's strategy is to minimize the effect of the anticipated decline in sales of the Company's proprietary systems and traditional maintenance and support services, while increasing sales of its open systems and professional services, such as performance and capacity analysis and systems integration. A shift in sales from proprietary systems is likely to result in lower gross margins. Currently, gross margins on open systems are lower than gross margins on proprietary systems. The Company's operating income would be adversely affected by such a shift unless total net sales increase, the gross margins on its open systems improve and/or total operating expenses are further reduced. Although there can be no assurance that this will be the case, the Company believes gross
  margins on its open systems   will improve with the continued implementation
  of its value-added market strategy. This strategy involves the continued introduction of new next generation open system products, which the Company believes will generate higher gross margins than its older open systems products. It also involves the development and sale of value-added products and services such as software productivity and development tools, and packaged services comprised of Traditional Services and Professional Services, which sales are expected to have an aggregate positive impact on total gross margins.

       Effective September 16, 1994, James P. McCloskey (former Vice President, Finance and Treasurer, Chief Financial Officer) accepted an offer to join a company in an unrelated industry and stepped down as an employee of the Company.

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

                                                 Years Ended June 30,
                                                ----------------------
                                                1994    1993     1992
                                                -----   -----    -----
    Net sales:
       Computer systems                          50.8%   55.1%    53.0%
       Service and other                         49.2    44.9     47.0
                                                -----   -----    -----
          Total net sales                       100.0   100.0    100.0
       Cost of sales (% of respective sales
         category):
       Computer systems                          56.2    45.7     48.0
       Service and other                         58.9    60.7     58.1
                                                -----   -----    -----
          Total cost of sales                    57.5    52.4     52.7

    Gross margin                                 42.5    47.6     47.3
       Operating expenses:
       Research and development                  13.3    12.2    11.8
       Selling, general and administrative       27.2    26.9    27.9
       Provisionfor restructuring                 6.7      -        -
       Sales and use tax credit                  (0.8)     -        -
                                                -----   -----    -----
          Total operating expenses               46.4    39.1     39.7
                                                 -----   ----    -----
    Operating income (loss)                      (3.9)    8.5      7.6

    Interest expense                             (1.9)   (6.1)    (7.3)
    Interest income                               0.3     0.5      0.7
    Other income (expense) - net                 (0.3)   (0.1)    (0.1)
                                                -----   -----    -----
    Income (loss) before provision for income
       taxes, extraordinary gain (loss) and
       cumulative effect of change in
       accounting principles                     (5.8)    2.8      0.9

    Provision for income taxes                    0.7     1.0      1.3
                                                -----   -----    -----
    Income (loss) before extraordinary gain
       (loss) and cumulative effect of change
       in accounting principles (a)              (6.5)%   1.8%    (0.4)%
                                                =====   =====     =====

  (a) The percentage for the year ended June 30, 1994 excludes a $23.2 million extraordinary loss on early extinguishment of debt and a $5.0 million non-cash charge for the cumulative effect of change in accounting principles. The percentage for the year ended June 30, 1992 excludes a $61.1 million extraordinary gain on early extinguishment of debt.

  Results Of Operations

  Fiscal Year 1994 in Comparison to Fiscal Year 1993


  Net Sales

       Net sales for fiscal year 1994 were $179.0 million, a decrease of $41.5 million from fiscal year 1993. This decrease was due to a decrease of $30.6 million, or 25.1%, in computer systems sales and a decrease of $10.9 million, or 11.0%, in service and other revenues. The decrease in computer system sales was primarily due to a decline in worldwide business resulting from declines and delays in certain government spending around the world, including shipments of spare parts under the U.S. Department of Commerce's Next Generation Weather Radar (NEXRAD) program, and the highly competitive nature of the real-time computer industry. The decrease in service and other revenues was primarily due to the decline in computer system sales experienced in prior periods which resulted in fewer maintenance contracts, a decline in renewal rates on maturing contracts and approximately $.7 million related to the impact of unfavorable foreign exchange rates.

  Gross Margin

       Gross Margin, as measured in dollars and as a percentage of net sales, was $76.0 million and 42.5%, respectively, for fiscal year 1994 compared to $104.8 million and 47.6%, respectively, for fiscal year 1993. The decrease in gross margin dollars and percentage was primarily due to the aforementioned decline in net sales, unfavorable discounting of older products, unfavorable product mix and manufacturing expenses associated with the ramp-up of full-scale production of the MAXION multiprocessor system partially offset by cost savings resulting from the operational restructuring during fiscal year 1994.

  Operating Income (Loss)

       Operating loss for fiscal year 1994 was $7.0 million compared to operating income of $18.7 million for fiscal year 1993. The $25.7 million decrease in operating income was due to the aforementioned $28.8 million decrease in gross margin and a $12.0 million provision for restructuring partially offset by a sales and use tax credit of $1.4 million related to a change in the estimate of state sales and use tax reserves and a $13.7 million reduction in operating expenses.

       The $13.7 million decrease in operating expenses was primarily due to a $10.6 million decrease in selling, general and administrative expenses, a $1.5 million decrease in gross research and development expenses and a $1.5 million increase in capitalized software production costs. The decrease in selling, general and administrative and gross research and development expenses is primarily due to cost savings resulting from the operational restructuring during fiscal year 1994 and the completion of extensive development effort on the MAXION multiprocessor system.

  Income (Loss) Before Extraordinary Gain (Loss) and Cumulative Effect of Change in Accounting Principles

  Loss before extraordinary gain (loss) and cumulative effect of change in accounting principles was $11.6 million for fiscal year 1994 compared to income of $3.9 million for fiscal year 1993. The $15.5 million change results from the aforementioned $25.7 million decrease in operating income partially offset by a $10.2 million net decrease in non-operating expenses. The decrease in non-operating expenses was primarily due to a $10.1 million decrease in interest expense resulting from the reduction of the Company's indebtedness and a decrease in the provision for income taxes partially offset by an increase in foreign exchange losses.


  Fiscal Year 1993 in Comparison to Fiscal Year 1992


  Net Sales

       Net sales for fiscal year 1993 were $220.5 million, a decrease of $1.1 million from fiscal year 1992. This decrease was due to a decrease of $5.2 million, or 5.0%, in service and other revenues partially offset by an increase of $4.1 million, or 3.5%, in computer systems sales. The decrease in service and other revenues was due to fewer maintenance contracts resulting from the decline in computer systems sales experienced in prior periods and approximately $1.7 million related to the impact of unfavorable foreign exchange rates. The increase in computer systems sales was due to an increase in domestic systems sales partially offset by a decline in international systems sales. The decline in international systems sales was primarily due to poor economic conditions worldwide and approximately $1.0 million related to the impact of unfavorable foreign exchange rates. Domestic sales increased primarily due to shipments under the U.S. Department of Commerce's Next Generation Weather Radar (NEXRAD) program.

  Gross Margin

       Gross Margin, as measured in dollars and as a percentage of net sales, was $104.8 million and 47.6%, respectively, for fiscal year 1993 compared to $104.7 million and 47.3%, respectively, for fiscal year 1992. The increase in both gross margin dollars and percentage was primarily attributable to an increase in computer systems sales and a $1.1 million decrease in non-cash charges (attributable to the completion during fiscal year 1992 of amortization and depreciation of certain assets associated with the acquisition of former Concurrent), partially offset by the reduction in service and other revenues.

  Operating Income

       Operating income for fiscal year 1993 was $18.7 million compared to $16.8 million for fiscal year 1992. The $1.9 million increase in operating income was primarily attributable to a decrease in operating expenses.

       Operating expenses decreased to $86.1 million for fiscal year 1993 from $87.9 million for fiscal year 1992. The decrease was primarily due to a $2.2 million decrease in non-cash charges (attributable to the completion during fiscal year 1992 of amortization and depreciation of certain assets associated with the acquisition of former Concurrent) and a decrease in selling, general and administrative expenses of $1.0 million partially offset by an increase in research and development expenses of $1.4 million primarily due to investment in the Company's next generation of products.

  Income (Loss) Before Extraordinary Gain (Loss)

       Income before extraordinary gain (loss) was $3.9 million for fiscal year 1993 compared to a loss before extraordinary gain of $1.0 million for fiscal year 1992. Income (loss) before extraordinary gain (loss) improved by $4.9 million as a result of a decrease in non-operating expenses of $3.0 million and an increase in operating income of $1.9 million. The $3.0 million decrease in non-operating expenses was primarily due to a decrease in interest expense of $2.7 million primarily related to the overall reduction of the Company's indebtedness and a decrease in the provision for income taxes.

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

       As a result of lower than expected sales and orders volume in the first quarter of fiscal year 1994, the Company restructured its operations and recorded a provision for restructuring of $12.0 million. The provision includes employee terminations, office closings or downsizings and other related costs which are approximately 65%, 25% and 10% of the provision, respectively. The Company is restructuring its operations to reduce its cost structure and to focus its revenue generating activities with the objective to fund growth and ongoing development programs, particularly related to the new MAXION system and Series 3200-850 product lines, and to achieve profitability.

       The Company estimates that the cost savings related to the restructuring of operations and other actions taken since the first fiscal quarter will be approximately $8 million per quarter when fully realized. Such cost savings began during the second quarter of fiscal year 1994 and were substantially realized during the fourth quarter of fiscal year 1994. The cost savings actions primarily include reductions in work force, office closings or downsizings and reduced or controlled spending on items such as salaries, employee benefits, consulting, auto leases, travel and other costs.
  Primarily due to employee termination costs which are paid out over a period of time following termination, total cash outlays related to the cost savings actions did not decline until the quarter ending June 30, 1994, and will not significantly decline until after that quarter. The Company believes that it will be able to fund the cash outlays related to the cost savings actions through cash flow from operations under the restructured organization and by managing the timing of certain restructuring payments (e.g., office lease buy-outs).

       On July 21, 1993, the Company completed a comprehensive refinancing (the "Refinancing"). The objectives of the Refinancing were to reduce and improve the terms of the Company's indebtedness, improve the Company's capital structure and financial flexibility, reduce interest expense and improve profitability, and increase the market liquidity of the Common Stock.

       The Refinancing reduced total indebtedness by an aggregate amount of approximately $67 million and, consequently, reduced the Company's total debt to total capitalization ratio from greater than 80% to approximately 42% (on a pro forma basis) and 46% as of June 30, 1993 and June 30, 1994, respectively. Additionally, the Refinancing reduced annual interest expense by more than $10 million during fiscal year 1994 and will reduce annual interest expense by more than $10 million during each of the next three fiscal years (with a reduction in cash interest expense of more than $5 million in fiscal year 1994 and more than $7 million per year thereafter). The Company also has tax basis net operating loss carryforwards available to offset future U.S. federal, state and certain foreign taxable income.

       As of June 30, 1994, the Company had a current ratio of 1.0 to 1, an inventory turnover ratio of 5.2 times and negative working capital of $0.6 million. At June 30, 1994, cash and cash equivalents amounted to $9.4 million and accounts receivable amounted to $34.5 million.

       At June 30, 1994, the outstanding balance of the Amended Term Loan was $23.0 million. Pursuant to the Refinancing, the Amended Term Loan amortization schedule was revised to provide for 24 equal installments of $687,500 each commencing July 30, 1993 and each month thereafter, with a final payment of $12 million payable October 1, 1995. On August 19, 1994, the maturity date of the Amended Term Loan was extended from the original maturity date of June 30, 1995 to October 1, 1995. The Company has the right to prepay the Amended Term Loan at any time without penalty.

       On September 28 and November 18, 1993 and on February 18 and August 19, 1994, the Company's Amended Term Loan agreement was amended to modify certain financial covenants. The amendments on November 18, 1993 and February 18, 1994 also waived the Company's requirements with respect to certain financial covenants for the three months ended September 30 and December 31, 1993, respectively.

       On November 10, 1993, the Amended Term Loan agreement was amended to allow the Company to defer up to four monthly principal amortization payments, depending on cash balances, until April 1, 1994 and to provide for up to $3 million in standby letters of credit in connection with overseas lines of credit. In consideration of the amendment, the Company made a $3 million principal prepayment, which was applied to the term loan amortization payment due on the October 1, 1995 maturity date, from the proceeds of borrowings under such overseas lines of credit.

       The February 18, 1994 amendment allowed the Company to further defer the four monthly principal amortization payments until September 30, 1994, at which time two of the deferred monthly principal amortization payments are due, and December 31, 1994, at which time the remaining two deferred monthly principal amortization payments are due. The deferred payments are in addition to the regular monthly amortization payments due on these dates. In connection with this amendment, the Company granted an aggregate of 600,000 of stock purchase warrants to the banks. The warrants were issued with an exercise price per share of $1.50 (the fair market value of a share of the Company's common stock on February 18, 1994) and expire on September 30, 1994. The warrants provide for the possibility of an extension, at the option of the banks, of the expiration date of these warrants in consideration of further extensions of the four monthly principal amortization payments and a restructuring of the Amended Term Loan. The Company and the banks are in discussions to provide for the repayment of the four deferred monthly payments over the time period ending October 1, 1995. An extended payment plan would provide the Company with additional flexibility to fund its revenue growth initiatives.

       The amendments to the Amended Term Loan were obtained to provide the Company with greater financial flexibility in light of: 1) lower than expected revenues and financial results for the first six months of fiscal year 1994, 2) a $12 million provision for restructuring recorded during the three months ended September 30, 1993 and 3) anticipated financial results for the remainder of fiscal year 1994 and for fiscal year 1995. Depending on the revenue levels attained during fiscal year 1995, the Company may need to seek additional flexibility with respect to its obligations under its Amended Term Loan.

       The Company is currently in discussions with its banks in an attempt to restructure its bank term loan to provide for the repayment of the $12.0 million due at maturity over a 24 month period and to establish a revolver credit facility. The Company is also exploring a refinancing of the bank term loan with other lenders. However, there can be no assurance that any such agreements will be reached.

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

       Although management believes that anticipated improvements in cash flow from operations resulting from the restructuring of operations and other actions, together with reduced debt service requirements resulting from the Refinancing, will enhance the Company's ability to manage its cash requirements, the short term prospects for the Company's liquidity are dependent to a significant degree upon the level of revenue from sales and service of its computer systems and the Company's ongoing restructuring and cost containment actions. The decline in revenue during the six months ended December 31, 1993 adversely affected the Company's liquidity. Although revenues for the three months ended March 31, 1994 and June 30, 1994, respectively, increased compared to the three months ended December 31, 1993, future declines may adversely affect the Company's ability to meet obligations when due. In addition, to the extent that sales of the Company's new open systems significantly increase, the Company will have increased working capital requirements to fund inventory and capital equipment needs. Management believes its ability to fund this potential need for increased working capital through internal cash flow will depend on the rate of growth and there may be a need to obtain financing from outside sources. There can be no assurance that such financing can be obtained.

       The Company has not adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires that companies providing postemployment benefits to their employees accrue the cost of such benefits throughout the employees service period. The Company is currently analyzing the standard to determine the impact, if any, on the Company's reported results of operations or financial condition. The Company is required to adopt this standard by fiscal year 1995. The Company believes this standard will not have a material impact on the Company's liquidity and results of operations.

                                                                    CONCURRENT COMPUTER CORPORATION
                                                                        SELECTED FINANCIAL DATA
                                                            (Dollars in Thousands, except per share amounts)
                                                                          Years Ended June 30,
                                                     ----------------------------------------------------------
Income Statement Data                                   1994        1993        1992        1991         1990
                                                     ---------    --------    --------    --------    ---------
Net Sales:
    Computer systems                                   $91,035    $121,578    $117,516    $142,635    $230,994
    Service and other                                   87,996      98,886     104,056     112,310     109,119
                                                     ---------    --------    --------    --------    ---------
          Total                                        179,031     220,464     221,572     254,945     340,113
                                                     ---------    --------    --------    --------    ---------
Cost of Sales:
    Computer systems                                    51,198      55,556      56,454      90,883     116,694
    Service and other                                   51,792      60,067      60,407      70,403      70,964
                                                     ---------    --------    --------    --------    ---------
          Total                                        102,990     115,623     116,861     161,286     187,658
                                                     ---------    --------    --------    --------    ---------
Gross Margin                                            76,041     104,841     104,711      93,659     152,455
                                                     ---------    --------    --------    --------    ---------
Operating expenses:
    Research and development                            23,823      26,824      26,115      38,064      43,038
    Selling, general and administrative                 48,651      59,279      61,813      72,595      94,442
    Provisions for restructuring and
         other non-recurring charges                    12,000        -           -         16,922      27,200
    Sales and use tax credit                            (1,440)       -           -           -           -
                                                     ---------    --------    --------    --------    ---------
          Total                                         83,034      86,103      87,928     127,581     164,680
                                                     ---------    --------    --------    --------    ---------
Operating income (loss)                                 (6,993)     18,738      16,783     (33,922)    (12,225)

Interest expense                                        (3,486)    (13,553)    (16,228)    (28,102)    (26,666)
Interest income                                            634       1,167       1,559       1,395         973
Other income (expense) - net                              (486)       (183)       (269)     (3,402)     (1,186)
                                                     ---------    --------    --------    --------    ---------
Income (loss) before provision for income taxes,
     extraordinary gain (loss) and cumulative
     effect of change in accounting principle          (10,331)      6,169       1,845     (64,031)    (39,104)
Provision for income taxes                               1,300       2,300       2,800       2,803       2,550
                                                     ---------    --------    --------    --------    ---------
Income (loss) before extraordinary gain (loss)
     and cumulative effect of change in
     accounting principles                             (11,631)      3,869        (955)    (66,834)    (41,654)
Extraordinary gain (loss) on early
     extinguishment of debt                            (23,193)       -         61,102        -           -
Cumulative effect of change in accounting principles
     for income taxes and postretirement bene           (5,000)       -           -           -           -
                                                     ---------    --------    --------    --------    ---------
Net income (loss)                                     ($39,824)     $3,869     $60,147    ($66,834)    ($41,654)
                                                     =========    ========    ========    ========    =========
Income (loss) per share:
    Income (loss) before extraordinary gain (loss)
       and cumulative effect of change in
       accounting principles                            ($0.41)      $0.40      ($0.13)    ($35.46)    ($22.85)
    Extraordinary gain (loss) on early
       extinguishment of debt                            (0.83)       -           8.13        -           -
    Cumulative effect of change in accounting principles
       for income taxes and postretirement be            (0.18)       -           -           -           -
                                                     ---------    --------    --------    --------    ---------
    Net income (loss)  (a)                              ($1.42)      $0.40       $8.00     ($35.46)    ($22.85)
                                                     =========    ========    ========    ========    =========

                   (a)  Net income (loss) per share for all periods has been restated for the effect of the Company's one for ten reverse stock split.

                                                                    CONCURRENT COMPUTER CORPORATION
                                                                        SELECTED FINANCIAL DATA
                                                             (Dollars in Thousands, except per share amounts)
                                                                                At June 30,
                                                         -----------------------------------------------------
Balance Sheet Data                                         1994       1993        1992        1991        1990
                                                         ------     -------     -------     -------     -------
Cash and short-term investments                          $9,374     $30,422     $20,611     $23,439     $25,725


Working capital                                            (616)     36,673      22,742    (146,937)   (124,499)

Total assets                                            123,170     157,086     158,136     213,351     298,883


Long-term debt                                           13,240      67,938      61,613       2,131      13,632


Redeemable preferred stock                                  -           -           -           900         900


Stockholders' equity (deficiency)                        35,048      18,503      14,739     (69,195)     (2,442)


Book value per share  (a)                                 $1.18       $1.94       $1.61     ($36.15)     ($1.32)


         *  Reclassified to conform to current year presentation.

         (a)  Book value per share for all periods has been restated for the effect of the Company's one for ten reverse stock split. Book value per share at June 30, 1993, includes 6,981,706 shares of
               Convertible Preferred Stock which was converted, pursuant to the Company's comprehensive refinancing on July 21, 1993, into the Company's common stock at a ratio of one to one.

                                   Schedule V
                        Concurrent Computer Corporation

                       Property, Plant and Equipment
               For the Years Ended June 30, 1994, 1993 and 1992
                           (Dollars in thousands)

Column A       Column B     Column C     Column D   Column E       Column F
- - --------       --------     --------     --------   --------       --------
                                                    Other
               Balance at                           Changes-       Balance
               Beginning    Additions    Retire-     Add           at End
Description    of Year       at Cost      ments     (Deduct)(a)    of Year(b)
- - ----------    ----------   ---------    --------   -----------    ----------
1994
- - ----
Land            $  5,244    $    -       $   -       $     31      $  5,275
Buildings         16,569          50        (181)          92        16,530
Machinery and
  Equipment       41,638       7,534      (2,167)         576        47,581
                --------    --------     --------    ---------     --------
                $ 63,451    $  7,584     $(2,348)    $    699     $  69,386
                ========    ========     ========    =========     ========
1993 (c)
- - ----
Land            $  5,311    $    -       $   -       $    (67)     $  5,244
Buildings         15,645       1,247        (176)        (147)       16,569
Machinery and
  Equipment       33,660       9,322        (307)      (1,037)       41,638
                --------    --------     --------    ---------     --------
                $ 54,616    $ 10,569     $  (483)    $ (1,251)     $ 63,451
                ========    ========     ========    =========     ========
1992 (c)
- - ----
Land            $  5,210    $    -       $   -       $    101      $  5,311
Buildings         19,247       1,014         (45)      (4,571)       15,645
Machinery and
  Equipment      113,626       8,966      (1,916)     (87,016)       33,660
                --------    --------     --------    ---------     --------
                $138,083    $  9,980     $(1,961)    $(91,486)     $ 54,616
                ========    ========     ========    =========     ========


(a) Includes translation effect of $847, $(422), and $2,598 for the years ended June 30, 1994, 1993 and 1992, respectively. For the year ended June 30, 1992, includes the adjustment of $(93,407) of aggregate accumulated depreciation which was eliminated at December 31, 1991 against gross property, plant, and equipment, to reflect estimated fair value pursuant to the Company's quasi-reorganization.

(b) Property, Plant and Equipment is depreciated on a straight-line basis over the estimated useful lives of assets ranging from three to forty years. Leasehold Improvements are amortized over the shorter of the useful life of the improvement or the term of the related lease.

(c) Reclassified to conform to current year presentation.

                                   Schedule VI
                        Concurrent Computer Corporation

                    Accumulated Depreciation and Amortization
                        of Property, Plant and Equipment
                For the Years Ended June 30, 1994, 1993 and 1992
                              (Dollars in thousands)

Column A     Column B    Column C   Column D   Column E    Column F
- - --------     --------    --------   --------   --------    --------
                         Additions             Other
             Balance at  Charged to            Changes-    Balance
             Beginning   Costs and  Retire-     Add        at End
Description  of Year     Expenses    ments    (Deduct)(a)  of Year
- - -----------  ----------  ---------  --------  -----------  --------
1994
- - ----
Buildings      $ 2,125    $ 1,311   $  (154)    $    32    $ 3,314
Machinery and
  Equipment     15,003     10,374    (1,797)       (250)    23,330
               -------    -------   --------    -------    -------
               $17,128    $11,685   $(1,951)    $  (218)   $26,644
               =======    =======   ========    =======    =======
1993 (b)
- - ----
Buildings      $   702    $ 1,454   $   (31)   $   -       $ 2,125
Machinery and
  Equipment      4,551     11,214       (53)      (709)     15,003
               -------    -------   --------   --------    -------
               $ 5,253    $12,668   $   (84)   $  (709)    $17,128
               =======    =======   ========   ========    =======
1992 (b)
- - ----
Buildings      $ 4,195    $ 1,551   $   (29)   $ (5,015)   $   702
Machinery and
  Equipment     78,721     14,140    (1,078)    (87,232)     4,551
               -------    -------   --------   --------    -------
               $82,916    $15,691   $(1,107)   $(92,247)   $ 5,253
               =======    =======   ========   ========    =======

(a) Includes translation effect of $357 and $1,444 for the years ended June 30, 1994 and 1992, respectively. The translation effect for the year ended June 30, 1993 was not material. For the year ended June 30, 1992, includes the adjustment of $(93,407) of aggregate accumulated depreciation which was eliminated as of December 31, 1991, against gross property, plant and equipment, to reflect estimated fair value pursuant to the Company's quasi-reorganization.

(b) Reclassified to conform to current year presentation.

                                   Schedule VIII
                        Concurrent Computer Corporation

                       Valuation and Qualifying Accounts
               For the Years Ended June 30, 1994, 1993 and 1992
                              (Dollars in thousands)

                        Balance at  Charged to                        Balance
                        Beginning   Costs and                 Other   at End
Description             of Year     Expenses    Deductions     (a)    of Year
- - -----------             ----------  ----------  ----------  --------  -------
Reserves and allowances
 deducted from asset
 accounts:

1994
- - ----
Reserve for inventory
 obsolescence and
 shrinkage                $ 3,167   $ 4,461    $(1,753)(b) $    263  $ 6,138

Allowance for
 doubtful accounts          2,173     2,114       (882)(c)      -      3,405

1993
- - ----
Reserve for inventory
 obsolescence and
 shrinkage                $ 1,662   $ 1,840    $  (335)(b) $    -    $ 3,167

Allowance for
 doubtful accounts          2,121        52        -            -      2,173

1992
- - ----
Reserve for inventory
 obsolescence and
 shrinkage                $15,222   $ 2,387    $(3,469)(b) $(12,478) $ 1,662

Allowance for
 doubtful accounts          4,972       738       (518)(c)   (3,071)   2,121

(a) For the year ended June 30, 1992, includes the adjustments of $(12,812) of inventory reserves and $(3,257) of allowance for doubtful accounts, which were eliminated as of December 31, 1991, to reflect estimated fair value of the related asset pursuant to the Company's quasi-reorganization. In addition, includes adjustments to the reserve account for foreign currency translation.

(b) Charges and adjustments to the reserve account primarily for inventory write offs.

(c) Charges to the reserve account for uncollectible amounts written off during the year.

                                   Schedule IX
                        Concurrent Computer Corporation

                             Short-term Borrowings
              For the Years Ended June 30, 1994, 1993 and 1992
                  (Dollars in thousands except percentages)

Column A     Column B   Column C  Column D     Column E     Column F
- - --------     --------   --------  --------     --------     --------

                        Weighted  Maximum                   Weighted
Category                Average   Month-end    Average      Average
of Aggregate            Interest  Amount       Amount       Interest
Short-term    Balance   Rate at   Outstanding  Outstanding  Rate
Borrowings    at End     End of   During the   During the   During the
   (a)       of Period   Period   Period       Period (b)   Period (c)
- - -----------  ---------  --------  -----------  -----------  ----------

1994
- - ----
Bank
  Borrowings   $ 5,749    3.41%     $ 5,749      $ 4,202      3.81%

1993
- - ----
Bank
  Borrowings   $ 2,783    5.93%     $ 3,904      $ 2,548      5.18%

1992
- - ----
Bank
  Borrowings   $ 2,064    6.44%     $ 8,946      $ 4,135      8.08%


(a) Bank Borrowings are generally non-collateralized debt obligations including those due on demand, as well as those with fixed terms. With respect to some Bank Borrowings, interest rates are fixed; in other cases, interest floats in accordance with a prescribed index.

(b) The average amount outstanding during the period was determined on the basis of average month-end balances of short-term borrowings.

(c) The weighted average interest rate during the period was computed by dividing the interest expense on short-term borrowings by the average month-end balances.

                                   Schedule X
                        Concurrent Computer Corporation

                  Supplementary Income Statement Information
               For the Years Ended June 30, 1994, 1993 and 1992
                              (Dollars in thousands)


The following items have been charged to costs and expenses as stated:


                                         1994     1993     1992
                                        ------   ------   ------

Maintenance and repairs                 $2,110   $2,342   $1,708

Advertising                             $1,862   $1,661   $1,447


The following items have been charged to costs and expenses but do not exceed one percent of net sales by category:


- - --  Taxes, other than payroll and income taxes

- - --  Royalties

                               EXHIBIT INDEX

10.7(c)   Amendment No. 2 dated November 10, 1993 to Second
          Amended and Restated Credit Agreement.

10.7(d)   Amendment No. 3 dated November 18, 1993 to Second
          Amended and Restated Credit Agreement.

10.7(e)   Amendment No. 4 dated February 18, 1994 to Second
          Amended and Restated Credit Agreement.

10.7(f) Amendment No. 5 dated August 19, 1994 to Second Amended and Restated Credit Agreement.

11.0      Statement re computation of per share earnings.

22.0      Subsidiaries of Registrant.

24.1      Consent of Coopers & Lybrand L.L.P.