Form 10-Q
period 1994-09-30
CONCURRENT COMPUTER CORP/DE
filed 1994-11-14
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                              --------------


                                FORM 10-Q

        (Mark One)

           X        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1994

                                 or

                    Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Transition Period from ____ to  ____

                       Commission File No. 0-13150
                              _____________

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

              Yes __X__      No _____


Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of November 1, 1994 were 30,208,396.

PART I.   Financial Information
Item 1.   Financial Statements
                     Concurrent Computer Corporation
                  Consolidated  Statements of Operations
             (Dollars in thousands, except per share amounts)


                                               Three Months Ended
                                                September 30,

                                                  1994        1993 *

Net Sales:
   Computer systems                             $23,873      $27,788
   Service and other                             17,635       21,572

  Total                                          41,508       49,360

Cost of sales:
   Computer systems                              12,179       13,118
   Service and other                             10,552       13,390
                                                _______       ______
  Total                                          22,731       26,508

Gross margin                                     18,777       22,852

Operating expenses:
  Research and development                        5,421        6,224
  Selling, general and administrative            10,198       13,908
  Provision for restructuring                      -          12,000
                                               ________     ________

Total operating expenses                         15,619       32,132

Operating income (loss)                           3,158       (9,280)

Interest expense                                   (724)      (1,501)
Interest income                                     182          161

Other income (expense) - net                        158           55

Income (loss) before provision for income taxes,
 extraordinary loss and cumulative effect of
 change in accounting principles                  2,774      (10,565)

Provision for income taxes                        1,100          450

Income (loss) before extraordinary loss and
 cumulative effect of change in accounting
 principles                                       1,674      (11,015)
Extraordinary loss on early extinguishment
 of debt                                            -        (23,193)
Cumulative effect of change in accounting
 principles for income taxes and
 postretirement  benefits                           -         (5,000)
                                              __________     _________
Net income (loss)                                $1,674     ($39,208)

Income (loss) per share:
 Income (loss) before extraordinary loss
  and cumulative effect of change in
  accounting principles                           $0.06       ($0.47)
 Extraordinary loss on early extinguishment
  of debt                                           -          (0.99)
 Cumulative effect of change in accounting
  principles for income taxes and
  postretirement benefits                           -          (0.21)
                                               _________     _________

 Net income (loss)                                $0.06       ($1.67)

 * Reclassified to conform to current year presentation.


     The accompanying notes are an integral part of the consolidated financial statements.

                 Concurrent Computer Corporation
                   Consolidated Balance Sheets
                      (Dollars in thousands)

                                       September 30,      June 30,
                                          1994              1994
                 ASSETS

Current assets:
 Cash and cash equivalents              $10,439           $9,374
 Accounts receivable - net               33,186           34,519
 Inventories                             18,012           17,829
 Prepaid expenses and other
  current assets                          4,745            5,334
                                        _______           ______
  Total current assets                   66,382           67,056

Property plant and equipment - net       41,417           42,742
Other long-term assets                   13,108           13,372

Total assets                           $120,907         $123,170

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                          $6,450            $5,749
 Current portion of long-term debt       8,643            11,000
 Accounts payable and accrued
  expenses                              40,865            44,687
 Deferred revenue                        6,093             6,236
                                      ________          ________
  Total current liabilities             62,051            67,672

Long-term debt                          13,203            13,240
Other long-term liabilities              7,058             7,210

Stockholders' equity:
 Common stock                              301               296
 Capital in excess of par value         73,356            71,547
 Accumulated deficit after
  eliminating accumulated deficit of
  $81,826 at December 31, 1991, date of
  quasi-reorganization                 (33,348)          (35,022)

 Treasury stock                            (58)              (58)
 Cumulative translation adjustment      (1,656)           (1,715)
  Total stockholders' equity            38,595            35,048

Total liabilities and stockholders'
 equity                               $120,907          $123,170
                                     ----------         --------
                                     ----------         --------

  The accompanying notes are an integral part of the consolidated financial statements.

                         Concurrent Computer Corporation
                      Consolidated Statements of Cash Flows
                           (Dollars in thousands)

                                                      Three Months Ended
                                                          September 30,
                                                      1994         1993 *

Cash flows provided by (used by) operating activities:

 Net income (loss)                                  $1,674      ($39,208)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used by) operating
  activities:
  Depreciation, amortization and other               3,167         3,053
  Non-cash taxes                                       700           200
  Non-cash interest and amortization of
   financing costs                                     130           701
  Extraordinary loss on early extinguishment
   of debt                                              -         23,193
  Cumulative effect of change in accounting
   principles                                           -          5,000
  Provision for restructuring                           -         12,000
  Decrease (increase) in current assets:
   Accounts receivable                               1,505        (3,021)
  Inventories                                          (60)         (403)
  Prepaid expenses and other current assets            493          (316)
 Decrease in current liabilities,
  other than debt obligations                       (3,199)       (6,084)
 Increase in other long-term assets                    (34)       (1,174)
 (Decrease) increase in other long-term liabilities   (229)        1,077
                                                    --------    ---------
 Total adjustments to net income (loss)              2,473        34,226
                                                    -------      -------
Net cash provided by (used by) operating activities  4,147        (4,982)
                                                    -------      -------
Cash flows used by investing activities:
 Additions to property,  plant and equipment        (1,468)       (1,630)
                                                    -------       ------
Cash flow provided by (used by) financing
 activities:
  Net proceeds (payments) of notes payable             689           (90)
  Repayment of long-term debt                       (2,478)      (69,823)
  Issuance of long-term debt                            -            708
  Net proceeds from sale and issuance of common stock  150        55,000
                                                   --------       --------
Net cash used by financing activities               (1,639)      (14,205)
                                                  ----------     ---------
Effect of exchange rate changes on cash
 and cash equivalents                                   25            65

Increase (decrease) in cash and cash equivalents    $1,065      ($20,752)
                                                  ---------    -----------
                                                  ---------    -----------
Cash paid during the year for:

 Interest                                             $568        $1,057
                                                  ---------     ---------
                                                  ---------     ---------

 Income taxes (net of refunds)                        $347         ($35)
                                                 ----------     ---------
                                                 ----------     ---------

* Reclassified to conform to current year presentation.


The accompanying notes are an integral part of the consolidated financial statements.

Concurrent Computer Corporation
Notes To Consolidated Financial Statements

__________________________________________________________________


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

Note 2:  Debt Agreement

At September 30, 1994, the outstanding balance of the Company's senior bank debt (the "debt") was approximately $20.6 million, including approximately $1.0 million of payments one of the lenders was authorized to debit from the Company's bank account on September 30, 1994 which was not debited until October 3, 1994. The debt carries monthly amortization payments of $687,500 through June 1995, an additional amortization payment of $1.375 million on December 31,1994, and a final maturity payment of $12 million on October 1, 1995. The debt bears interest, at the Company's option, at the prime rate plus 1% or the London Interbank Rate plus 3%. The debt is secured by a first security interest in the Company's domestic assets and a security interst in two-thirds of the Company's ownership interest in its subsidiaries. The debt may be prepaid at any time without penalty.

The term loan agreement covering the debt was amended during the quarter ended September 30, 1994 to modify certain financial covenants. The amendment also extended the maturity date from June 30, 1995 to October 1, 1995. The amendment was obtained to provide the Company with greater financial flexibility in light of anticipated financial results for fiscal year 1995. Additional flexibility may be required depending on actual financial results. The Company is in discussions with asset based lenders to refinance the debt to include a term loan and revolving credit facility. There can be no assurance that any such refinancing will be achieved.

Note 3:  Income (Loss) Per Share

Income (loss) per share for the three months ended September 30, 1994 and 1993, respectively, is based on the weighted average number of shares of common stock outstanding and for the three months ended September 30, 1994 includes common stock equivalents (dilutive stock options). Income per share on a primary and fully diluted basis for the three months ended September 30, 1994 are equivalent. The number of shares used in computing earnings per share were 29,946,000 and 23,463,000 for the three months ended September 30, 1994 and 1993, respectively.

Supplemental net loss per share for the three months ended September 30, 1993, which is calculated assuming the Company's comprehensive refinancing (completed on July 21, 1993) took place on July 1, 1993, was as follows:


                                       Three Months Ended
                                       September 30, 1993


Income (loss) before extraordinary
loss and cumulative effect of change
in accounting principles (including
a $12.0 million, or $0.41 per share,
provision for restructuring)                 ($0.38)


Extraordinary loss on early
extinguishment of debt                        (0.79)

Cumulative effect of change in
accounting principles for income taxes
and postretirement benefits                   (0.17)
                                            --------
Net loss                                     ($1.34)


Note 4:  Inventories

(Dollars in thousands)

                                    September 30,          June 30,
                                        1994                 1994

Raw materials                         $ 9,554              $ 9,270
Work-in-process                         3,250                2,872
Finished goods                          5,208                5,687
                                    ---------            ---------
                                      $18,012              $17,829



Note 5:  Accumulated Depreciation

Accumulated depreciation at September 30, 1994 and June 30, 1994 was $29,896,000 and $26,644,000, respectively.

Note 6:  Contingency

The U.S. government has asserted that the Company's prices for shipments of spare parts prior to 1994 under the U.S. Department of Commerce's Next Generation Weather Radar (NEXRAD) program were too high. No claim or action has been filed against the Company. The Company believes that its pricing practices are in compliance with applicable regulations. At the government's request, the Company and the government are pursuing settlement. Although there can be no assurance, the Company expects that any resolution of the matter will not have a material adverse affect on the Company's financial condition or liquidity.

            MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     During the first quarter of fiscal year 1995, Concurrent continued to be profitable despite a decline in revenues from the fiscal quarter ended June 30, 1994. The Company's profit performance reflects the benefits from continued tight cost controls and focused investment, particularly to promote its new MAXION real-time multiprocessor system and other products and services. Although sales of the MAXION systems are growing, a decline in sales of other systems resulted in a decline in revenue in the quarter ended September 30, 1994. As the market demand for computer systems continues to shift from proprietary to open systems, the Company continues to experience a decline in sales of proprietary systems and traditional services such as maintenance. The goals for fiscal year 1995 include achievement of sustained profitability and revenues with continued growth in MAXION system sales. The Company plans to continue to evaluate and manage its existing cost structure to anticipated revenue levels to achieve sustained profitability. There can be no assurance that these goals will be achieved. The Company is pursuing a number of major program opportunities for its MAXION system. Prospects are promising but uncertain. Given the long (6-18 months) selling cycle for such programs, should the Company be selected as a supplier, the benefits from such programs are not likely to be realized in fiscal year 1995.


     During fiscal year 1994, the Company took steps to restructure its operations to reduce its cost structure and to focus its revenue generating activities with the objectives to fund growth and ongoing development programs, particularly related to its new MAXION multiprocessor open system and Series 3200-850 product lines. The actions are intended to enhance revenue growth by decentralizing and localizing appropriate decision-making authority to be more competitive and responsive to customers. The Company is also focusing on a variety of growth initiatives, including its recently announced entry into the multimedia interactive server market and other new markets for the MAXION open system. The Company continues to expand its product offerings through strategic alliances, such as those with Oracle and Bull Information Systems, and is working on new high-potential distribution and marketing alliances.

     The Company's objective is to increase revenues by providing real-time computer systems and services to its installed base of proprietary systems and to its open systems target markets. The achievement of these objectives requires that the Company continue to enhance its proprietary hardware and operating system platforms, while investing in the development of its real-time open system hardware and operating systems and providing industry standard product enhancements, such as networking, graphics and data acquisition. The future growth of the Company's business and its future financial performance will depend, to a significant extent, upon its ability to continue to develop and market competitive open systems which meet the real-time computing needs of its targeted customers.

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

     One of the goals of the Company's strategy is to minimize the effect of the anticipated decline in sales of the Company's proprietary systems and traditional maintenance and support services, while increasing sales of its open systems and professional services, such as performance and capacity analysis and systems integration. Since the average selling price of an open system is considerably less than the average selling price of a proprietary system, the number of total systems sold must increase to maintain and grow revenues. A shift in sales from proprietary systems, however, is likely to result in lower gross margins. Currently, gross margins on open systems are lower than gross margins on proprietary systems. The Company's operating income would be adversely affected by such a shift unless total net sales increase, the gross margins on its open systems improve and/or total operating expenses are further reduced. Although there can be no assurance that this will be the case, the Company believes gross margins on its open systems will improve with the continued implementation of its value-added market strategy. This strategy involves the continued introduction of new next generation open system products, which the Company believes will generate higher gross margins than its older open systems products. It also involves the development and sale of value-added products and services such as software productivity and development tools, and packaged services comprised of traditional services and professional services, which sales are expected to have an aggregate positive impact on total gross margins.

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

                                             Three Months Ended
                                               September 30,

                                                1994      1993
Net sales:
   Computer systems                            57.5%     56.3%
   Service and other                           42.5      43.7
                                              ------    ------
    Total net sales                           100.0     100.0

Cost of sales (% of respective sales
  category):
   Computer systems                            51.0      47.2
   Service and other                           59.8      62.1
                                              ------    ------
    Total cost of sales                        54.8      53.7

Gross margin                                   45.2      46.3

Operating expenses:
   Research and development                    13.0      12.6
   Selling, general and administrative         24.6      28.2
   Provision for restructuring                   -       24.3
                                              ------    ------
      Total operating expenses                 37.6      65.1
                                              -----     -----

Operating income (loss)                         7.6     (18.8)

Interest expense                               (1.7)     (3.0)
Interest income                                 0.4       0.3
Other income (expense) - net                    0.4       0.1
                                               -----    ------
Income (loss) before provision for income
taxes, extraordinary loss and cumulative
effect of change in accounting principles       6.7     (21.4)

Provision for income taxes                      2.7       0.9
                                               ----     -----
Income (loss) before extraordinary loss and
cumulative  effect of change in accounting
principles (a)                                  4.0%    (22.3)%
                                              ------    ------
                                              ------    ------

(a) The percentage for the three months ended September 30, 1993 excludes a $23.2 million extraordinary loss on early extinguishment of debt and a $5.0 million non-cash charge for the cumulative effect of change in accounting principles.


Results of Operations

Three Months Ended September 30, 1994 in Comparison to Three Months Ended September 30, 1993

Net Sales

     Net sales for the three months ended September 30, 1994 were $41.5 million, a decrease of $7.8 million from the prior year period. This decrease was due to a decrease of $3.9 million, or 14.1%, in computer systems sales and a decrease of $3.9 million, or 18.3%, in service and other revenues. The decrease in computer system sales was primarily due to the anticipated worldwide decline in sales of proprietary systems, partially offset by shipments of spare parts under the U.S. Department of Commerce's Next Generation Weather Radar (NEXRAD) program and sales of the Company's new MAXION open systems. The decrease in service and other revenues was primarily due to the decline in computer system sales experienced in prior periods which resulted in fewer maintenance contracts and a decline in renewal rates on maturing contracts.

Gross Margin

     Gross margin, as measured in dollars and as a percentage of net sales, was $18.8 million and 45.2%, respectively, for the three months ended September 30, 1994 compared to $22.8 million and 46.3%, respectively, for the prior year period. The decrease in gross margin dollars and percentage was primarily due to the decline in net sales, partially offset by cost savings resulting from the operational restructuring implemented during fiscal year 1994.

Operating Income (Loss)

     Operating income for the current year period was $3.2 million compared to operating loss of $9.3 million for the prior year period. The $0.5 million increase in operating income (net of the one-time $12.0 million provision for restructuring incurred in the prior year) was due to a $4.5 million reduction in operating expenses, partially offset by the $4.0 million decrease in gross margin.

     The $4.5 million decrease in operating expenses was primarily due to a $3.7 million decrease in selling, general and administrative expenses and a $1.2 million decrease in gross research and development expenses, partially offset by a $0.4 million increase in software production costs. The decrease in selling, general and administrative and gross research and development expenses is primarily due to cost savings resulting from the operational restructuring implemented during fiscal year 1994.

Income (Loss) Before Extraordinary Loss and Cumulative Effect of Change in Accounting Principles

Income before extraordinary loss and cumulative effect of change in accounting principles was $1.7 million in the current year period compared to loss of $11.0 million for the prior year period. The $12.7 million change results from the $12.5 million increase in operating income and a $0.2 million net decrease in non-operating expenses. The decrease in non-operating expenses was primarily due to a $0.8 million decrease in interest expense resulting from the reduction of the Company's indebtedness, partially offset by an $0.6 million increase in the provision for income taxes. The increase in the provision for income taxes relates primarily to domestic operations. Such increase represents non-cash taxes which are offset in capital in excess of par value through the utilization of net operating loss carryforwards which originated prior to the Company's quasi-reorganization on December 31, 1991.

Financial Resources and Liquidity

     Liquidity of the business is dependent on many factors, including sales volume, operating profit ratio, debt service and the efficiency of asset utilization and turnover. The future liquidity of the Company's business will depend to a significant extent on: 1) its ability to sustain significant revenue growth of its MAXION systems; 2) the actual versus anticipated decline in sales of proprietary systems and traditional services; 3) its ongoing cost control efforts; and 4) refinancing of the existing senior bank debt and access to additional equity, if necessary.

     The Company has restructured its operations to reduce its cost structure and to focus its revenue generating activities with the objective to fund revenue growth and ongoing development programs, particularly related to the new MAXION system and Series 3200-850 product lines.

     As of September 30, 1994, the Company had a current ratio of 1.1 to 1, an inventory turnover ratio of 5.1 times and net working capital of $4.3 million. At September 30, 1994, cash and cash equivalents amounted to $10.4 million and accounts receivable amounted to $33.2 million.

    At September 30, 1994, the outstanding balance of the Company's senior bank debt (the "debt") was approximately $20.6 million, including approximately $1.0 million of payments one of the lenders was authorized to debit from the Company's bank account on September 30, 1994 which was not debited until October 3, 1994. The debt carries monthly amortization payments of $687,500 through June 1995, an additional amortization payment of $1.375 million on December 31,1994, and a final maturity payment of $12 million on October 1, 1995. Amortization payments during the quarter ended September 30, 1994 included the regular $687,500 monthly payments and an additional payment of $1.375 million on September 30, 1994. The September 30 and December 31, 1994 payments of $1.375 million result from the bank approved deferral of the four regular monthly amortization payments from November 1993 through February 1994. In consideration of the deferral, the Company granted stock purchase warrants to the senior banks to purchase an aggregate of 600,000 shares of Common Stock at an exercise price of $1.50, the fair market value of a share of Common Stock at the time of the applicable bank term loan amendment. The warrants expired unexercised on September 30, 1994. The debt bears interest, at the Company's option, at the prime rate plus 1% or the London Interbank Rate plus 3%. The debt is secured by a first security interest in the Company's domestic assets and a security interest in two-thirds of the Company's ownership interest in its subsidiaries.
The debt may be prepaid at any time without penalty.

     The term loan agreement covering the debt was amended during the quarter ended September 30, 1994 to modify certain financial covenants. The amendment also extended the maturity date from June 30, 1995 to October 1, 1995. The amendment was obtained to provide the Company with greater financial flexibility in light of anticipated financial results for fiscal year 1995. Additional flexibility may be required depending on actual financial results. The Company is in discussions with asset based lenders to refinance the debt to include a term loan and revolving credit facility. The refinancing, if completed as contemplated, would significantly reduce the Company's regular monthly amortization payments while giving the Company the flexibility provided by a revolving credit facility. There can be no assurance that any such refinancing will be achieved.

     The Company's Tinton Falls, New Jersey office facility continues to be for sale. In the event the Company sells the facility, the Company will be required to make a prepayment of the existing senior bank debt in an amount equal to 75% of the net proceeds to the Company from such sale.
The prepayment would be applied to the payment due on the October 1, 1995 maturity date.

     Although management believes that anticipated improvements in cash flow from operations resulting from the restructuring of operations in fiscal year 1994 and other actions will enhance the Company's ability to manage its cash requirements, the short term prospects for the Company's liquidity are dependent to a significant degree upon the level and stability of revenue from sales and service of its computer systems and the Company's ongoing cost control actions.

PART II.   Other Information

Item 6. Exhibits and Reports on Form 8-K


      (a) Exhibits:

             11     Computation of Primary Earnings Per Share


      (b) No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1994.

                         Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this quarterly report for the quarter ended September 30, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.




                           CONCURRENT COMPUTER CORPORATION
                                    (Registrant)


                              By:  /s/John T. Stihl
                                   John T. Stihl
                                   Chairman of the Board,
                                   President and
                                   Chief Executive Officer


                              By:  /s/ Roger J. Mason
                                   Roger J. Mason
                                   Vice President,
                                   Finance and Treasurer
                                   Chief Financial Officer



Dated:  November 14, 1994



                         Exhibit Index


         Exhibit No.                       Description

            11                  Computation of primary earnings per share

                          Concurrent Computer Corporation
                                  Exhibit 11
                       Primary Earnings Per Share Computation
           (Dollars and shares in thousands, except per share amounts)


                                                       Three Months Ended
                                                          September 30,
                                                        1994       1993

Income (loss) before extraordinary loss and
 cumulative effect of change in accounting
 principles                                            $1,674    ($11,015)

Extraordinary loss on early extinguishment of debt       -        (23,193)

Cumulative effect of change in accounting principles
 for income taxes and postretirement benefits            -         (5,000)
                                                      ________    _________

Net income (loss)                                      $1,674    ($39,208)

Weighted average number of common shares               29,729      23,463

Increase in weighted average number of common
 shares upon assumed exercise of stock options            217        -
                                                        _____      ______
Total                                                  29,946      23,463

Income (loss) per share:
 Income (loss) before extraordinary loss and
 cumulative effect of change in accounting
 principles                                             $0.06     ($0.47)

 Extraordinary loss on early extinguishment of debt        -       (0.99)

 Cumulative effect of change in accounting
  principles for income taxes and postretirement
  benefits                                                 -       (0.21)
                                                        ______    _______

 Net income (loss)                                      $0.06     ($1.67)

                                    November 14, 1994


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

          Re:    Concurrent Computer Corporation
                 Q1 10Q Filing - Fiscal Year 1995
                 --------------------------------
Dear Sirs:

     On behalf of Concurrent Computer Corporation (the "Company"), we are filing by means of the EDGAR system a 10-Q for Q1 Fiscal Year 1995.

     Please call me if you have any questions relating to this filing.

                                    Sincerely,

                                    /s/ Kevin J. Dell
                                    Vice President
                                    General Counsel and Secretary
                                    Concurrent Computer Corporation