Form 10-K/A
period 1994-06-30
CONCURRENT COMPUTER CORP/DE
filed 1994-12-09
CIK 749038

Securities and Exchange COmmission
                  Washington, D.C.  20549

                FORM 10-K/A  -  Amendment No. 1


(Mark One)

__X__    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934 (Fee Required)

                  For the fiscal year ended June 30, 1994

_____ Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (No Fee Required)

           For the Transition Period from ______ to _______

                 Commission file number 0-13150


              CONCURRENT COMPUTER CORPORATION
    (Exact name of registrant as specified in charter)

   Delaware                                      04-2735766
(State of Incorporation)            (I.R.S. Employer Identification No.)

       2 Crescent Place, Oceanport, NJ 07757, (908) 870-4500
   (Address and telephone number of principal executive offices)

      Securities registered pursuant to Section 12(g) of the Act:
       Common Stock (par value $0.01 per share)

                       (Title of class)
  Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes __X__     No ____

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

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

              DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of Registrant's Proxy Statement dated October 1, 1994 in connection with Registrant's 1994 Annual Meeting of Stockholders scheduled to be held on November 3, 1994 are incorporated by reference in Part III hereof.

                           Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to the annual report for the fiscal year ended June 30, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CONCURRENT COMPUTER CORPORATION


                                 By: /S/ John T. Stihl
                                     John T. Stihl
                                     Chairman of the Board
                                     President and
                                     Chief Executive Officer



                                 By: /s/ Roger J. Mason
                                     Roger J. Mason
                                     Vice President, Finance
                                     Treasurer and
                                     Chief Financial Officer


Date:  12/9/94