Form 10-Q/A
period 1994-09-30
CONCURRENT COMPUTER CORP/DE
filed 1994-12-15
CIK 749038

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                       FORM 10-Q/A  Amendment No. 1
(Mark One)
___X___   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                 For the quarter ended September 30, 1994
                                    or
_______   Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

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

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    x      No.

     Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of November 1, 1994 were 30,208,396.

                                Signatures


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amendment to the quarterly report for the quarter ended September 30, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CONCURRENT COMPUTER CORPORATION


                                 By: ____________________________
                                        John T. Stihl
                                        Chairman of the Board
                                        President and
                                        Chief Executive Officer


                                 By: ____________________________
                                        Roger J. Mason
                                        Vice President, Finance
                                        Treasurer and
                                        Chief Financial Officer



Date:  12/15/94