Form 10-Q
period 1994-12-31
CONCURRENT COMPUTER CORP/DE
filed 1995-02-14
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

- - --------------


FORM 10-Q


	     (Mark One)

            X        Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

			      For the Quarter Ended December 31, 1994

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

            Yes  X        No___


Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of February 1, 1995 were 30,208,396.


PART I.   Financial Information
Item 1.   Financial Statements

                  Concurrent Computer Corporation
              Consolidated  Statements of Operations
         (Dollars in thousands, except per share amounts)


                            Three Months Ended  Six Months Ended
                             December 31,       December 31,

                              1994    1993*      1994      1993*
  Net Sales:
    Computer systems        $20,402  $21,254   $44,275   $49,042
    Service and other        17,384   19,434    35,019    41,006
         Total               37,786   40,688    79,294    90,048

  Cost of sales:
    Computer systems          9,718   12,131    21,897    25,249
    Service and other        10,782   12,774    21,334    26,164
         Total               20,500   24,905    43,231    51,413

  Gross margin               17,286   15,783    36,063    38,635

  Operating expenses:
    Research and development  5,327    6,551    10,748    12,775
    Selling, general and
     administrative          10,086   13,371    20,284    27,279
    Provision for
      restructuring            -         -         -      12,000
    Sales and use tax
     credit                  (1,000)  (1,440)   (1,000)   (1,440)
                            ________  _______   _______   _______

  Total operating expenses   14,413   18,482    30,032    50,614

  Operating income (loss)     2,873   (2,699)    6,031   (11,979)

  Interest expense             (648)    (640)   (1,372)   (2,141)
  Interest income               129      144       311       305

  Other income (expense)-net    (14)    (147)      144       (92)

  Income (loss) before provision
   for income taxes,extraordinary
   loss and cumulative effect
   of change in accounting
   principles                 2,340   (3,342)    5,114   (13,907)

  Provision for income taxes  1,300      150     2,400       600

  Income (loss) before
   extraordinary loss and
   cumulative effect of
   change in accounting
   principles                 1,040    (3,492)   2,714   (14,507)
  Extraordinary loss on early
   extinguishment of debt       -        -          -    (23,193)
  Cumulative effect of change
   in accounting principles
   for income taxes and
   postretirement  benefits      -        -         -     (5,000)

  Net income (loss)          $1,040   ($3,492)  $2,714  ($42,700)

  Income (loss) per share:
   Income (loss) before
    extraordinary loss and
    cumulative effect of
    change in accounting
    principles                $0.03    ($0.12)   $0.09    ($0.55)
   Extraordinary loss on
    early extinguishment
    of debt                     -         -         -      (0.87)
   Cumulative effect of change
    in accounting principles
    for income taxes and
    postretirement benefits     -         -         -      (0.19)

   Net income (loss)         $0.03     ($0.12)   $0.09    ($1.61)

    * Reclassified to conform to current year presentation.

The accompanying notes are an integral part of the consolidated financial statements.



                  Concurrent Computer Corporation
                   Consolidated Balance Sheets
                     (Dollars in thousands)


                                   December 31,    June 30,
                                       1994          1994
      ASSETS
Current assets:
  Cash and cash equivalents          $8,249        $9,374
  Accounts receivable - net          26,759        34,519
  Inventories                        19,834        17,829
  Prepaid expenses and other
   current assets                     5,099         5,334
    Total current assets             59,941        67,056

Property plant and equipment - net   39,510        42,742
Other long-term assets               12,722        13,372

Total assets                       $112,173      $123,170


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                      $6,193        $5,749
  Current portion of long-term debt  16,125        11,000
  Accounts payable and accrued
   expenses                          35,485        44,687
  Deferred revenue                    5,337         6,236
    Total current liabilities        63,140        67,672

Long-term debt                        1,125        13,240
Other long-term liabilities           6,982         7,210

Stockholders' equity:
  Common stock                          301           296
  Capital in excess of par value     74,456        71,547
  Accumulated deficit after
   eliminating accumulated deficit
   of $81,826 at December 31, 1991,
   date of quasi-reorganization     (32,308)      (35,022)
  Treasury stock                        (58)          (58)
  Cumulative translation adjustment  (1,465)       (1,715)
                                    _______      _________
    Total stockholders' equity       40,926        35,048

Total liabilities and stockholders'
  equity                           $112,173      $123,170


The accompanying notes are an integral part of the consolidated financial statements.




               Concurrent Computer Corporation
             Consolidated Statements of Cash Flows
                  (Dollars in thousands)


                                             Six Months Ended
                                                December 31,
                                              1994       1993 *
Cash flows provided by (used by) operating
 activities:
  Net income (loss)                          $2,714    ($42,700)
                                            _______    _________
  Adjustments to reconcile net income
   (loss) to net cash provided by (used
   by) operating activities:
   Depreciation, amortization and other       6,502       6,067
    Non-cash taxes                            1,800         200
    Non-cash interest and amortization of
     financing costs                            230         801
    Extraordinary loss on early
     extinguishment of debt                     -        23,193
    Cumulative effect of change in
     accounting principles                      -         5,000
    Provision for restructuring                 -        12,000
    Sales and use tax credit                 (1,000)     (1,440)
    Decrease (increase) in current assets:
     Accounts receivable                      7,970       4,538
      Inventories                            (1,751)     (2,338)
      Prepaid expenses and other current
       assets                                    52         (70)
    Decrease in current liabilities,
      other than debt obligations            (8,359)     (7,668)
    Increase in other long-term assets          (88)     (1,457)
    (Decrease) increase in other long-
     term liabilities                          (310)        461
                                            ________     _______

    Total adjustments to net income (loss)    5,046      39,287
                                            ________     _______
Net cash provided by (used by) operating
 activities                                   7,760      (3,413)
                                            ________     _______
Cash flows used by investing activities:
  Additions to property, plant and equipment (2,626)     (3,497)

Cash flow provided by (used by) financing
  activities:
 Net proceeds of notes payable                  488       1,908
 Repayment of long-term debt                 (7,065)    (73,615)
 Issuance of long-term debt                      -          708
 Net proceeds from sale and issuance of
   common stock                                 150      55,001
                                             _______    ________
Net cash used by financing activities        (6,427)    (15,998)
                                             _______    ________
Effect of exchange rate changes on cash
 and cash equivalents                           168         238

Decrease in cash and cash equivalents       ($1,125)   ($22,670)
                                            ________   _________
Cash paid during the year for:

   Interest                                  $1,189      $1,642
                                            _______    _________
   Income taxes (net of refunds)               $551        $204
                                              _____       _____
* Reclassified to conform to current year presentation.

The accompanying notes are an integral part of the consolidated financial statements.



                Concurrent Computer Corporation
           Notes To Consolidated Financial Statements

                ___________________________


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

Note 2:  Debt Agreement

At December 31, 1994, the outstanding balance of the Company's senior bank debt (the "debt") was approximately $16.1 million, excluding up to $3.0 million in standby letters of credit in connection with overseas lines of credit. The debt carries monthly amortization payments of $687,500 through June 1995 and a final maturity payment of $12 million on October 1, 1995. The debt bears interest, at the Company's option, at the prime rate plus
1% or the London Interbank Rate plus 3%. The debt is secured by a first security interest in the Company's domestic assets and a security interest in two-thirds of the Company's ownership interest in its subsidiaries.
The debt may be prepaid at any time without penalty.

The term loan agreement covering the debt was amended during the quarter ended September 30, 1994 to modify certain financial covenants. The amendment also extended the maturity date from June 30, 1995 to October 1, 1995.


The Company is in discussions with its lenders to amend the term loan agreement to modify certain financial covenants. The amendments are expected to be necessary based on anticipated financial results for the remainder of fiscal year 1995.

Note 3:  Change in Accounting Estimate

During the three months ended December 31, 1994, the Company recorded a sales and use tax credit of $1.0 million, or $.03 per share, related to a change in estimate of state sales and use tax reserves based on a final state audit determination.


Note 4:  Income (Loss) Per Share

Income (loss) per share for the three and six months ended December 31, 1994 and 1993, respectively, is based on the weighted average number of shares of common stock outstanding and for the three and six months ended December 31, 1994 includes common stock equivalents (dilutive stock options). Income per share on a primary and fully diluted basis for the three and six months ended December 31, 1994 are equivalent.
The number of shares used in computing earnings per share were as follows:

(Shares in thousands)


                            Three Months Ended	  Six Months Ended
                               December 31,         December 31,
                               1994     1993       1994      1993

Primary                      30,127    29,585     29,991    26,524

Fully Diluted                30,127    29,585     29,991    26,524

Supplemental net loss per share for the six months ended December 31, 1993, which is calculated assuming the Company's comprehensive refinancing (completed on July 21, 1993) took place on July 1, 1993, was as follows:


                                               Six Months Ended
                                              December 31, 1993
   Income (loss) before extraordinary loss
     and cumulative effect of change in
     accounting principles (including a
     $12.0 million, or $0.41 per share,
     provision for restructuring)                   ($0.49)

   Extraordinary loss on early extinguishment
    of debt                                          (0.79)

   Cumulative effect of change in accounting
    principles for income taxes and
    postretirement benefits                          (0.17)

   Net loss                                         ($1.45)

Note 5:  Inventories

(Dollars in thousands)


                                          December 31,  June 30,
                                              1994        1994

 Raw materials                              $10,883      $9,270
 Work-in-process                              1,799       2,872
 Finished goods                               7,152       5,687
                                           ________     ________
                                            $19,834     $17,829


Note 6:  Accumulated Depreciation

Accumulated depreciation at December 31, 1994 and June 30, 1994 was $33,274,000 and $26,644,000, respectively.

Note 7:  Contingency

The U.S. government has asserted that the Company's prices for shipments of spare parts prior to 1994 under the U.S. Department of Commerce's Next Generation Weather Radar (NEXRAD) program were too high. No claim or action has been filed against the Company. The Company believes that its pricing practices are in compliance with applicable regulations. The Company and the government are in discussions to resolve the matter. Although there can be no assurance, the Company expects that any resolution of the matter will not have a material adverse affect on the Company's financial condition or liquidity.

Note 8:  Subsequent Event

Commencing during January 1995, the Company began the process of restructuring its operations. The restructuring plan includes a reduction in headcount and the closing of certain offices. The plan will result in the recording of a provision for restructuring during the three months ending March 31, 1995.


               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During the first and second quarters of fiscal year 1995, Concurrent achieved profitability despite declining revenues. The Company's profit performance reflects the benefits from continued tight cost controls and focused investment. The decline in revenues results from the continued shift in market demand from higher unit-priced proprietary systems to lower unit-priced open systems, such as the MAXION systems. The MAXION systems continue to be well received by customers who have purchased them. However, sales of the MAXION systems have not increased as expected and declined in the quarter ended December 31, 1994. Management believes the reason sales of the MAXION systems have not reached the initially anticipated levels is that not enough potential customers are aware of the MAXION systems, its capabilities and benefits. Therefore, the Company is in the process of streamlining operations and realigning resources to focus even more intently on its MAXION system business. The Company is initiating new efforts to position, market and sell its MAXION systems to customers who, like existing customers who have purchased them, require high-performance, high-throughput and real-time capabilities to stay competitive in their industries. In connection with restructuring efforts, the Company will record a provision for restructuring during the quarter ending March 31, 1995. Although revenues for the quarter ending March 31, 1995 are expected to be lower than the quarter ended December 31, 1994 (reflecting, in part, a reduction in shipments of spare parts under the U.S. Department of Commerce's Next Generation Weather Radar (NEXRAD) program), management believes that the Company's focused investment and cost containment efforts will result in future revenue growth and profitability. However, there can be no assurance that these goals will be achieved.

 The Company is pursuing a number of major program opportunities for its MAXION systems. Prospects are promising but uncertain. Given the long (6-18 months) selling cycle for such programs, should the Company be selected as a supplier, the benefits from such programs are not likely to be realized in fiscal year 1995.

 During the quarter ended December 31, 1994 the Company shipped MAXION systems to a number of strategic customers, including the 120th MAXION system to Lockheed Austin for its work on the U.S. Navy's Tactical Environmental Support System (TESS) program, initial units of the MAXION/ATR "flyable" MAXION multiprocessor system to Loral Electronic Systems, and other MAXION systems to such customers as the U.S. Government, CAE, Fuji Heavy Industries, Ltd., and Boeing. The Company continues to expand its product offerings through strategic alliances, such as those with Oracle in data acquisition and Bull Information Systems in networking, and is pursuing additional distribution and marketing alliances.

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

 One of the goals of the Company's strategy is to minimize the effect of the anticipated decline in sales of the Company's proprietary systems and traditional maintenance and support services, while increasing sales of its open systems and associated services. Since the average selling price of an open system is considerably less than the average selling price of a proprietary system, the number of total systems sold must increase to maintain and grow revenues. A shift in sales from proprietary systems, however, is likely to result in lower gross margins. Currently, gross margins on open systems are lower than gross margins on proprietary systems. The Company's operating income would be adversely affected by such a shift unless total net sales increase, the gross margins on its open systems improve and/or total operating expenses are further reduced. Although there can be no assurance that this will be the case, the Company believes gross margins on its open systems will improve with the continued implementation of its value-added market strategy. This strategy involves the continued introduction of new next generation open system products, which the Company believes will generate higher gross margins than its older open systems products. It also involves the development and sale of value-added products and services such as software productivity and development tools, and packaged services, which sales are expected to have an aggregate positive impact on total gross margins.

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


                               Three Months Ended   Six Months Ended
                                  December 31,         December 31,

                                  1994    1993      1994       1993
Net sales:
   Computer systems              54.0%   47.7%       55.8%     48.5%
   Service and other             46.0    52.3        44.2      51.5
                                _____    _____       _____     _____
    Total net sales             100.0   100.0       100.0     100.0

Cost of sales (% of respective
   sales category):
   Computer systems              47.6    58.6        49.5      53.9
   Service and other             62.0    63.6        60.9      60.1
                                _____    _____       _____     _____
      Total cost of sales        54.3    61.2        54.5      57.1

Gross margin                     45.7    38.8        45.5      42.9

Operating expenses:
   Research and development      14.1    16.1        13.6      14.2
   Selling, general and
    administrative               26.7    32.8        25.6      30.3
   Provision for restructuring    -       -           -        13.3
   Sales and use tax credit      (2.7)   (3.5)       (1.3)     (1.6)
                                ______  ______      ______     _____
    Total operating expenses     38.1    45.4        37.9      56.2
                                ______  ______      ______     _____
Operating income (loss)           7.6    (6.6)        7.6     (13.3)

Interest expense                 (1.7)   (1.6)       (1.7)     (2.4)
Interest income                   0.3     0.4         0.3       0.4
Other income (expense) - net       -     (0.4)        0.2      (0.1)
                                 ____    ____        _____     ______

Income (loss) before provision
  for income taxes, extraordinary
  loss and cumulative effect
  of change in accounting
  principles                      6.2    (8.2)        6.4     (15.4)
Provision for income taxes        3.4     0.4         3.0       0.7
                                 ____    ____         ____    ______

Income (loss) before
 extraordinary loss and cumulative
 effect of change in accounting
 principles (a)                  2.8%   (8.6)%       3.4%     (16.1)%
                                _____   ______       ____     _______

(a) The percentage for the six months ended December 31, 1993 excludes a $23.2 million extraordinary loss on early extinguishment of debt and a $5.0 million non-cash charge for the cumulative effect of change in accounting principles.

Results of Operations

Three Months Ended December 31, 1994 in Comparison to Three Months Ended December 31, 1993

Net Sales

 Net sales for the three months ended December 31, 1994 were $37.8 million, a decrease of $2.9 million from the prior year period. This decrease was due to a decrease of $0.9 million, or 4.0%, in computer systems sales and a decrease of $2.0 million, or 10.5%, in service and other revenues. The decrease in computer system sales was primarily due to the anticipated decline in sales of proprietary systems substantially offset by shipments of spare parts under the U.S. Department of Commerce's Next Generation Weather Radar (NEXRAD) program and sales of the Company's new MAXION open systems. The decrease in service and other revenues was primarily due to the decline in computer system sales experienced in prior periods which resulted in fewer maintenance contracts and a decline in renewal rates on maturing contracts partially offset by approximately $1.0 million related to the impact of favorable exchange rates.

Gross Margin

 Gross margin, as measured in dollars and as a percentage of net sales, was $17.3 million and 45.7%, respectively, for the three months ended December 31, 1994 compared to $15.8 million and 38.8%, respectively, for the prior year period. The increase in gross margin dollars and percentage was primarily due to a favorable mix of higher margin products and cost savings resulting from the operational restructuring implemented during fiscal year 1994 partially offset by the decline in net sales.

Operating Income (Loss)

Operating income for the current year period was $2.9 million compared to operating loss of $2.7 million for the prior year period. The $5.6 million increase in operating income was due to the aforementioned $1.5 million increase in gross margin and a $4.5 million reduction in operating expenses partially offset by a $0.4 million reduction in the sales and use tax credit as compared to a similar credit in the prior year period. The sales and use tax credit in both periods relates to a change in the estimate of state sales and use tax reserves.

The $4.5 million decrease in operating expenses was primarily due to a $3.3 million decrease in selling, general and administrative expenses and a $1.2 million decrease in net research and development expenses. The $1.2 million decrease in net research and development expenses reflects a $1.5 million decrease in gross research and development expenses partially offset by a $0.3 million decrease in the amount of software production costs which were capitalized during the period. The decrease in selling, general and administrative and gross research and development expenses is primarily due to cost savings resulting from the operational restructuring implemented during fiscal year 1994.


Income (Loss) Before Extraordinary Loss and Cumulative Effect of Change in Accounting Principles

Income before extraordinary loss and cumulative effect of change in accounting principles was $1.0 million in the current year period compared to a loss of $3.5 million for the prior year period. The $4.5 million change results from the $5.6 million increase in operating income partially offset by a $1.1 million net increase in non-operating expenses. The increase in non-operating expenses was primarily due to an $1.1 million increase in the provision for income taxes. The increase in the provision for income taxes relates primarily to domestic operations. Such increase represents non-cash taxes which are offset in capital in excess of par value through the reversal of temporary differences which originated prior to the Company's quasi-reorganization on December 31, 1991.


Six Months Ended December 31, 1994 in Comparison to Six Months Ended December 31, 1993

Net Sales

	Net sales for the six months ended December 31, 1994 were $79.3 million, a decrease of $10.8 million from the prior year period. This decrease was due to a decrease of $4.8 million, or 9.7%, in computer systems sales and a decrease of $6.0 million, or 14.6%, in service and other revenues. The decrease in computer system sales was primarily due to the anticipated decline in sales of proprietary systems substantially offset by shipments of spare parts under the U.S. Department of Commerce's Next Generation
Weather Radar (NEXRAD) program and sales of the Company's new MAXION open systems. The decrease in service and other revenues was primarily due to the decline in computer system sales experienced in prior periods which resulted in fewer maintenance contracts and a decline in renewal rates on maturing contracts partially offset by approximately $1.6 million related to the impact of favorable exchange rates.

Gross Margin

	Gross margin, as measured in dollars and as a percentage of net sales, was $36.1 million and 45.5%, respectively, for the six months ended
December 31, 1994 compared to $38.6 million and 42.9%, respectively, for the prior year period. The decrease in gross margin dollars was primarily due to the decline in net sales partially offset by a favorable mix of higher margin products and cost savings resulting from the operational restructuring implemented during fiscal year 1994.
The increase in gross margin as a percentage of net sales was primarily due to a favorable mix of higher margin products and cost savings resulting from the operational restructuring implemented during fiscal year 1994 partially offset by the decline in net sales.


Operating Income (Loss)

	Operating income for the current year period was $6.0 million compared to an operating loss of $12.0 million for the prior year period. The
$6.0 million increase in operating income (net of the one-time $12.0 million provision for restructuring incurred in the prior year) was due to a $9.0 million reduction in operating expenses partially offset by the $2.6 million decrease in gross margin and a $0.4 million reduction in the sales and use tax credit as compared to a similar credit in the prior year period. The sales and use tax credit in both periods relates to a change in the estimate of state sales and use tax reserves.

	The $9.0 million decrease in operating expenses was primarily due to a $7.0 million decrease in selling, general and administrative expenses and a $2.0 million decrease in net research and development expenses. The
$2.0 million decrease in net research and development expenses reflects a $2.8 million decrease in gross research and development expenses partially offset by a $0.8 million decrease in the amount of software production costs which were capitalized during the period. The decrease in selling, general and administrative and gross research and development expenses is primarily due to cost savings resulting from the operational restructuring implemented during fiscal year 1994.

Income (Loss) Before Extraordinary Loss and Cumulative Effect of Change in Accounting Principles

	Income before extraordinary loss and cumulative effect of change in accounting principles was $2.7 million in the current year period compared to loss of $14.5 million for the prior year period. The $17.2 million change results from the $18.0 million increase in operating income partially offset by a $0.8 million net increase in non-operating expenses. The increase in non-operating expenses was primarily due to an $1.8 million increase in the provision for income taxes partially offset by a $0.8 million decrease in interest expense resulting from the reduction of the Company's indebtedness and a $0.03 million decrease in foreign exchange losses. The increase in the provision for income taxes relates primarily to domestic operations. Such increase represents non-cash taxes which are offset in capital in excess of par value through the reversal of temporary differences which originated prior to the Company's quasi-reorganization on December 31, 1991.


Financial Resources and Liquidity

	The liquidity of the business is dependent on many factors, including sales volume, operating profit ratio, debt service and the efficiency of asset utilization and turnover. The future liquidity of the Company's business will depend to a significant extent on: 1) its ability to generate significant revenue growth of its MAXION systems; 2) the actual versus anticipated decline in sales of proprietary systems and traditional services; 3) its ongoing cost control efforts; and 4) refinancing of its existing senior bank debt and access to additional equity, if necessary.

	The liquidity of the business is also affected by: 1) the timing of shipments which predominantly occur during the last month of the quarter;
2) the increasing percentage of sales derived from outside of the United States where there is generally longer accounts receivable collection patterns; 3) the number of countries in which the Company operates resulting in the requirement to maintain minimum cash levels in each country; and 4) restrictions in some countries where the Company operates which limit its ability to repatriate cash.

 As of December 31, 1994, the Company had a current ratio of .95 to 1, an inventory turnover ratio of 4.3 times and negative net working capital of $3.2 million. Current liabilities include the final maturity payment on the Company's senior bank debt of $12.0 million due on October 1, 1995. The reduction in the inventory turnover ratio (from 5.2 at June 30, 1994) is due primarily to the timing of shipments and inventory purchases made in anticipation of orders for certain business opportunities in process. At December 31, 1994, cash and cash equivalents amounted to $8.2 million and accounts receivable amounted to $26.8 million.

 At December 31, 1994, the outstanding balance of the Company's senior bank debt (the "debt") was approximately $16.1 million, excluding up to $3.0 million in standby letters of credit in connection with overseas lines of credit. The debt carries monthly amortization payments of $687,500 through June 1995 and a final maturity payment of $12 million on October 1, 1995. Amortization payments during the quarters ended
September 30, 1994 and December 31, 1994 included the regular $687,500 monthly payments and additional payments of $1.375 million on September
30, 1994 and December 31, 1994, respectively. The September 30, 1994 and December 31, 1994 payments of $1.375 million resulted from the bank approved deferral of the four regular monthly amortization payments from November 1993 through February 1994. In consideration of the deferral, the Company granted stock purchase warrants to the senior banks to purchase an aggregate of 600,000 shares of Common Stock at an exercise price of $1.50, the fair market value of a share of Common Stock at the time of the applicable bank term loan amendment. The warrants expired unexercised on September 30, 1994. The debt bears interest, at the Company's option, at the prime rate plus 1% or the London Interbank Rate plus 3%. The debt is secured by a first security interest in the Company's domestic assets and a security interest in two-thirds of the Company's ownership interest in its subsidiaries. The debt may be prepaid at any time without penalty.

 The term loan agreement covering the debt was amended during the quarter ended September 30, 1994 to modify certain financial covenants. The amendment also extended the maturity date from June 30, 1995 to October 1, 1995. The Company is in discussions with its lenders to modify certain financial covenants based on anticipated financial results for the remainder of fiscal year 1995. The Company does not expect to be in a position to repay the final maturity payment of $12.0 million due on October 1, 1995 from internally generated funds and is pursuing options for refinancing the debt. There can be no assurance that any of the above will be obtained or achieved.

 The Company's Tinton Falls, New Jersey facility continues to be for sale. In the event of a sale, the Company is required to make a prepayment of the existing senior bank debt in an amount equal to 75% of the net sale proceeds. The prepayment would be applied to the payment due on the October 1, 1995 maturity date.

	Commencing during January 1995, the Company began the process of restructuring its operations. The restructuring plan will include a reduction in headcount and the closing of certain offices. The plan will result in the recording of a provision for restructuring during the three months ending March 31, 1995.

	Although management believes that improvements in cash flow will result from the restructuring of operations and other actions which will enhance the Company's ability to manage its cash requirements, the short term prospects for the Company's liquidity are dependent to a significant degree upon the level and stability of revenue from sales and service of its computer systems and the Company's ongoing cost control actions.
To provide additional flexibility, the Company is in discussions with its lenders to reschedule future monthly debt amortization payments.



PART II.	Other Information

Item 6. Exhibits and Reports on Form 8-K


   (a)	   Exhibits:

    11	   Computation of Primary Earnings Per Share

    27    Financial Data Schedule


(b)	No reports on Form 8-K were filed during the fiscal quarter ended
December 31, 1994.


                            Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this quarterly report for the quarter ended December 31, 1994 to be signed on its behalf by the undersigned thereunto duly authorized.




                 CONCURRENT COMPUTER CORPORATION
                          (Registrant)



                     By:/s/  John T. Stihl
                             John T. Stihl
                             Chairman of the Board
                             President and
                             Chief Executive Officer


                     By:/s/ Roger J. Mason
                            Roger J. Mason
                            Vice President,
                            Finance and Treasurer
                            Chief Financial Officer



Dated:  February 14, 1995



                   Exhibit Index



 Exhibit No.        Description

    11       Computation of primary earnings per share
    27       Financial data schedule



                 Concurrent Computer Corporation
                        Exhibit 11
          Primary Earnings Per Share Computation
 (Dollars and shares in thousands, except per share amounts)



                          Three Months Ended  Six Months Ended
                              December 31,       December 31,
                             1994      1993     1994     1993

Income (loss) before
 extraordinary loss and
 cumulative effect of change
 in accounting principles   $1,040  ($3,492)   $2,714  ($14,507)

Extraordinary loss on early
 extinguishment of debt       -        -         -      (23,193)

Cumulative effect of change
 in accounting principles
 for income taxes and
 postretirement benefits      -        -         -       (5,000)
                           _____   ______     ______     ________
Net income (loss)         $1,040   ($3,492)   $2,714   ($42,700)
                          _______  ________   _______  __________

Weighted average number
 of common shares         30,126    29,585    29,928     26,524

Increase in weighted
 average number of common
 shares upon assumed
 exercise of stock options     1       -          63        -
                         _______   _______    _______   _______
Total                     30,127    29,585    29,991     26,524
                         _______    ______    ______     ______

Income (loss) per share:
  Income (loss) before
  extraordinary loss and
  cumulative effect of
  change in accounting
  principles              $0.03    ($0.12)     $0.09     ($0.55)

  Extraordinary loss on
   early extinguishment     -        -           -        (0.87)
   of debt

  Cumulative effect of
   change in accounting
   principles for income
   taxes and postretirement
   benefits                -         -           -        (0.19)
                       _______    _______      ______    _______
    Net income (loss)    $0.03    ($0.12)      $0.09     ($1.61)

                                         February 14, 1995


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549


     Re:  Concurrent Computer Corporation
          Q2 10-Q Filing

Dear Sirs:

     On behalf of Concurrent Computer Corporation (the "Company"), we are filing by means of the EDGAR system a 10-Q for Fiscal Year 95 Q-2.

                                         Sincerely,

                                         /s/ Kevin J. Dell
                                         Vice President
                                         General Counsel and Secretary
                                         Concurrent Computer Corporation