Form 10-Q
period 1995-03-31
CONCURRENT COMPUTER CORP/DE
filed 1995-05-15
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

- - - - --------------


FORM 10-Q


(Mark One)

  X        Quarterly Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934

               For the Quarter Ended March 31, 1995

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X        No___


Number of shares of the Registrant's Common Stock, par value
$0.01 per share, outstanding as of May 1, 1995 were 30,208,396.


PART I.   Financial Information
Item 1.   Financial Statements
             Concurrent Computer Corporation
           Consolidated  Statements of Operations
            (Dollars in thousands, except per share amounts)

	                    Three Months Ended     Nine Months Ended
                              March 31,              March 31,

                           1995      1994*         1995     1994*

Net Sales:
    Computer systems      $13,597    $24,616      $57,872  $73,658
    Service and other      16,747     19,443       51,766   60,449
         Total             30,344     44,059      109,638  134,107

Cost of sales:
    Computer systems        8,523     14,946       30,420   40,195
    Service and other      10,437     11,582       31,771   37,746
        Total              18,960     26,528       62,191   77,941

  Gross margin             11,384     17,531       47,447   56,166

  Operating expenses:
  Research and development  4,707      5,585       15,455   18,360
    Selling, general and
         administrative     8,665     10,318       28,949   37,597
    Provision for
         restructuring      2,700        -          2,700   12,000
    Sales and use tax
         credit               -          -         (1,000)  (1,440)

 Total operating expenses  16,072     15,903       46,104   66,517

  Operating income (loss)  (4,688)     1,628        1,343  (10,351)

  Interest expense           (737)      (686)      (2,109)  (2,827)
  Interest income             101        132          412      437
 Other non-recurring charge(1,000)        -        (1,000)      -
  Other income (expense)-net  339       (195)         483     (287)

  Income (loss) before
  provision for income taxes,
  extraordinary loss and
  cumulative effect of change
  in accounting principles  (5,985)      879         (871) (13,028)

 Provision for income taxes (1,000)      300        1,400      900

  Income (loss) before
  extraordinary loss and
  cumulative effect of
  change in accounting
  principles                (4,985)      579       (2,271) (13,928)
  Extraordinary loss
  on early extinguishment
  of debt                      -          -           -    (23,193)
  Cumulative effect of
  change in accounting principles
  for income taxes and
  postretirement benefits      -          -           -     (5,000)

  Net income (loss)       ($4,985)      $579     ($2,271) ($42,121)

  Income (loss) per share
    Income (loss) before
    extraordinary loss and
    cumulative effect of
    change in accounting
    principles             ($0.17)     $0.02     ($0.08)    ($0.51)
    Extraordinary loss on
    early extinguishment of
    debt                       -         -         -         (0.84)
    Cumulative effect of
    change in accounting
    principles for income
    taxes and postretirement
    benefits                   -         -         -         (0.18)

    Net income (loss)      ($0.17)     $0.02    ($0.08)     ($1.53)

* Reclassified to conform to current year presentation.


The accompanying notes are an integral part of the consolidated financial statements.


                         Concurrent Computer Corporation
                            Consolidated Balance Sheets
                               (Dollars in thousands)


                                                March 31,           June 30,
                                                   1995,              1994

        ASSETS


Current assets:, ,
  Cash and cash equivalents                      $9,773              $9,374
  Accounts receivable - net                      23,665              34,519
  Inventories                                    17,381              17,829
  Prepaid expenses and other current assets       4,630               5,334
    Total current assets                         55,449              67,056


Property plant and equipment - net               40,362              42,742
Other long-term assets                            9,758              13,372

Total assets                                   $105,569            $123,170


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                  $7,399              $5,749
  Current portion of long-term debt              15,438              11,000
  Accounts payable and accrued expenses          34,341              44,687
  Deferred revenue                                6,500               6,236
    Total current liabilities                    63,678              67,672

Long-term debt                                    1,160              13,240
Other long-term liabilities                       6,198               7,210

Stockholders' equity:

  Common stock                                      301                296
  Capital in excess of par value                 72,754             71,547
  Accumulated deficit after eliminating
     accumulated deficit of  $81,826 at
     December 31, 1991, date of quasi-
     reorganization                             (37,293)           (35,022)
  Treasury stock                                    (58)               (58)
  Cumulative translation adjustment              (1,171)            (1,715)
    Total stockholders' equity                   34,533             35,048

Total liabilities and stockholders' equity     $105,569           $123,170



The accompanying notes are an integral part of the consolidated financial statements.



                            Concurrent Computer Corporation
                          Consolidated Statements of Cash Flows
                                 (Dollars in thousands)

                                                       Nine Months Ended
                                                          March 31,
                                                        1995            1994
Cash flows provided by (used by) operating activities:

  Net loss                                             ($2,271)      ($42,121)
  Adjustments to reconcile net loss
    to net cash provided by (used by) operating activities:
    Depreciation, amortization and other                 9,564          9,038
    Non-cash taxes                                         100             -
    Non-cash interest and amortization of financing costs  330            931
    Extraordinary loss on early extinguishment of debt     -           23,193
    Cumulative effect of change in accounting principles   -            5,000
    Provision for restructuring                          2,700         12,000
    Other non-recurring charge                           1,000              -
    Sales and use tax credit                            (1,000)        (1,440)
    Decrease (increase) in current assets:
      Accounts receivable                               12,196          4,472
      Inventories                                         (813)         2,944
      Prepaid expenses and other current assets            762            906
    Decrease in current liabilities
      other than debt obligations                      (10,961)       (13,578)
    Decrease (increase) in other long-term assets          939         (1,446)
    (Decrease) increase in other long-term liabilit     (1,307)           717

    Total adjustments to net loss                       13,510         42,737

Net cash provided by operating activities               11,239            616

Cash flows used by investing activities:

Cash flow provided by (used by) financing activities:

    Net proceeds of notes payable                         742        2,544
    Repayment of long-term debt                       (7,873)      (74,412)
    Issuance of long-term debt                            -            708
    Net proceeds from sale and issuance of common stock  150        55,001

Net cash used by financing activities                 (6,981)      (16,159)

Effect of exchange rate changes on cash
  and cash equivalents                                  (167)           93

Increase (decrease) in cash and cash equivalents        $399      ($20,923)

Cash paid during the period for:

   Interest                                           $1,752        $2,162
   Income taxes (net of refunds)                        $610          $400

* Reclassified to conform to current year presentation.


 The accompanying notes are an integral part of the consolidated financial statements.



Concurrent Computer Corporation
Notes To Consolidated Financial Statements
______________________________________________________________________


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

Note 2:  Debt Agreement

At March 31, 1995, the outstanding balance of the Company's senior bank debt (the "Debt") was approximately $15.4 million, excluding up to $3.0 million in standby letters of credit in connection with overseas lines of credit. Prior to the amendment during the quarter ended March 31, 1995, the Debt carried monthly amortization payments of $687,500 through June 1995. The Debt also carries a final maturity payment of $12 million on October 1, 1995. The Debt bears interest, at the Company's option, at the prime rate plus 1% or the London Interbank Rate plus 3%. The Debt is secured by a first security interest in the Company's domestic assets and a security interest in two-thirds of the Company's ownership interest in its subsidiaries. The Debt may be prepaid at any time without penalty.

The term loan agreement covering the Debt was amended during the quarter ended March 31, 1995 to modify certain financial covenants and the principal amortization payments schedule. One financial covenant was also waived for the quarter ended March 31, 1995. The $687,500 monthly amortization payments for February, March and April 1995 were rescheduled to July, August, and September 1995, months during which no payment was previously required. Additional covenant modifications or waivers and monthly amortization payment deferrals may be required depending on actual financial results through the maturity date and if such modifications, waivers or deferrals are necessary, there can be no assurance that they will be obtained or granted.

Note 3:  Provision for Restructuring

In January 1995, the Company's senior management approved a plan to restructure its operations. The restructuring plan provided for a reduction of approximately 150 worldwide employees and the downsizing or closing of office locations. In connection with the restructuring, the Company recorded a $2.7 million provision for restructuring during the quarter ended March 31, 1995. Such provision is net of a $0.5 million release of an excess restructuring reserve previously recorded during the three months ended September 30, 1993. During the quarter ended March 31, 1995, the actual cash payments related to this restructuring was approximately $1.5 million.


Note 4:  Change in Accounting Estimate

During the three months ended December 31, 1994, the Company recorded a sales and use tax credit of $1.0 million, or $.03 per share, related to a change in estimate of state sales and use tax reserves based on a final state audit determination.

Note 5:  Other Non-recurring Charge

During the three months ended March 31, 1995, the Company recorded a $1.0 million, or $.03 per share, other non-recurring charge in order to adjust the carrying value of its Tinton Falls, New Jersey facility to its net realizable value based on current market conditions.

The Company is pursuing the sale of this facility. In the event of a sale, the Company is required to make a prepayment of the existing senior bank debt in an amount equal to 75% of the net sale proceeds. The prepayment would be applied to the payment due on the October 1, 1995 maturity date.

Note 6:  Income (Loss) Per Share

Income (loss) per share for the three and nine months ended March 31, 1995 and 1994, respectively, is based on the weighted average number of shares of common stock outstanding. Income per share on a primary and fully diluted basis for the three and nine months ended March 31, 1995 and 1994 are equivalent. The number of shares used in computing earnings per share were as follows:

(Shares in thousands)               Three Months Ended    Nine Months Ended
                                        March 31             March 31
                                    1995       1994         1995         1994

Primary                           30,126      29,585       29,994       27,544

Fully Diluted                     30,126      29,585       29,994       27,544

Supplemental net loss per share for the nine months ended March 31, 1994, which is calculated assuming the Company's comprehensive refinancing (completed on July 21, 1993) took place on July 1, 1993, was as follows:

                                                            Nine Months Ended
                                                             March 31, 1994
Loss before extraordinary loss and cumulative effect of
change in accounting principles (including a $12.0 million
or $0.41 per share, provision for restructuring)                 ($0.47)

   Extraordinary loss on early extinguishment of debt             (0.79)
,
   Cumulative effect of change in accounting principles
   for income taxes and postretirement benefits                   (0.17)

   Net loss                                                      ($1.43)

Note 7:  Inventories

(Dollars in thousands)                        March 31, 1995,   June 30,1994

 Raw materials                                  $10,262             $  9,270
 Work-in-process                                  1,904                2,872
 Finished goods                                   5,215                5,687
                                                $17,381              $17,829

Note 8:  Accumulated Depreciation

Accumulated depreciation at March 31, 1995 and June 30, 1994 was $36,812,000 and $26,644,000, respectively.

Note 9:  Contingency

The U.S. government has asserted that the Company's prices for shipments of spare parts prior to 1994 under the U.S. Department of Commerce's Next Generation Weather Radar (NEXRAD) program were too high. No claim or action has been filed against the Company. The Company believes that its pricing practices are in compliance with applicable regulations and intends to vigorously defend against any claim. Although there can be no assurance, the Company expects that any resolution of the matter will not have a material adverse affect on the Company's financial condition or liquidity.




MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

	The Company had indicated at the beginning of the quarter that the quarter ended March 31, 1995, would be difficult. The operating loss reflects lower revenues and only the partial benefit of the cost reduction initiatives implemented during the quarter. Sales cycles in many of the Company's markets tend to be protracted thus delaying certain orders and revenues. The Company is continuing to realign its cost structure based on anticipated revenues. Intensified sales and marketing programs have identified significant new prospective business that should lead to sustained revenue growth.

	During the quarter ended March 31, 1995, revenues from computer systems sales in international markets exceeded those in North America. International sales and business opportunities for the Company's industry leading, standards based, POSIX compliant MAXION multiprocessor system appear to be gaining momentum. The decline in North America business is due to the anticipated decline in sales of proprietary systems, reduced shipments under the U.S. Department of Commerce's Next Generation Weather Radar (NEXRAD) program and less than anticipated open systems business. The Company is pursuing a number of major program opportunities for its MAXION systems. Prospects are promising but uncertain. Given the long (6-18 months) selling cycle for such programs, should the Company be selected as a supplier, the benefits from such programs may not be realized for more than six months.

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



                                 Three Months Ended        Nine Months Ended
                                      March 31                 March 31

                                  1995        1994          1995        1994

Net sales:
   Computer systems              44.8         55.9%         52.8%      54.9%
   Service and other             55.2         44.1          47.2       45.1

      Total net sales           100.0        100.0         100.0      100.0

Cost of sales (% of respective
     sales category):
   Computer systems             62.7          60.7          52.6       54.6
   Service and other            62.3          59.6          61.4       62.4

      Total cost of sales       62.5          60.2          56.7       58.1

Gross margin                    37.5          39.8          43.3       41.9

Operating expenses:
   Research and development     15.5          12.7          14.1       13.7
   Selling, general and
    administrative              28.5          23.4          26.4       28.3
   Provision for restructuring   8.9           -             2.5        9.0
   Sales and use tax credit       -            -            (0.9)      (1.1)
      Total operating expenses  52.9          36.1          42.1       49.6

Operating income (loss)        (15.4)          3.7           1.2       (7.7)

Interest expense                (2.4)         (1.6)         (1.9)      (2.1)
Interest income                  0.3           0.3           0.4        0.3
Other non-recurring charge      (3.3)           -           (0.9)        -
Other income (expense) - net     1.1          (0.4)          0.4       (0.2)

Income (loss) before provision for income taxes
   extraordinary loss and cumulative effect of
   change in accounting principles (19.7)      2.0          (0.8)      (9.7)
Provision for income taxes          (3.3)      0.7           1.3        0.7

Income (loss) before extraordinary loss and
cumulative  effect of change in accounting
principles (a)                   (16.4)%      1.3%          (2.1)%   (10.4)%

(a) The percentage for the nine months ended March 31, 1994 excludes a $23.2 million extraordinary loss on early extinguishment of debt and a $5.0 million non-cash charge for the cumulative effect of change in accounting principles.


Results of Operations

Three Months Ended March 31, 1995 in Comparison to Three Months Ended March 31, 1994

Net Sales

	Net sales for the three months ended March 31, 1995 were $30.3 million, a decrease of $13.7 million from the prior year period. This decrease was due to a decrease of $11.0 million, or 44.8%, in computer systems sales and a decrease of $2.7 million, or 13.9%, in service and other revenues. The decrease in computer system sales was primarily due to the anticipated decline in sales of proprietary systems, reduced shipments under the U.S. Department of Commerce's Next Generation Weather Radar (NEXRAD) program and reduced sales of open systems (other than the Company's new MAXION open systems). The decrease in service and other revenues was primarily due to the decline in computer system sales experienced in prior periods which resulted in fewer maintenance contracts and a decline in renewal rates on maturing contracts partially offset by approximately $0.8 million related to the impact of favorable exchange rates.

Gross Margin

	Gross margin, as measured in dollars and as a percentage of net sales, was $11.4 million and 37.5%, respectively, for the three months ended March 31, 1995 compared to $17.5 million and 39.8%, respectively, for the prior year period. The decrease in gross margin dollars and percentage was primarily due to the aforementioned decline in net sales partially offset by cost savings resulting from the operational restructurings implemented during fiscal year 1994 and the three months ended March 31, 1995.

Operating Income (Loss)

	Operating loss for the current year period was $4.7 million compared to operating income of $1.6 million for the prior year period. The $6.3 million decrease in operating income was due to the aforementioned $6.1 million decrease in gross margin and a $2.7 million provision for restructuring recorded in the current period partially offset by a $2.5 million reduction in operating expenses.

	The $2.5 million decrease in operating expenses was primarily due to a $1.6 million decrease in selling, general and administrative expenses and a $0.9 million decrease in net research and development expenses. The $0.9 million decrease in net research and development expenses reflects a $1.4 million decrease in gross research and development expenses partially offset by a $0.5 million decrease in the amount of software production costs which were capitalized during the period. The decrease in selling, general and administrative and gross research and development expenses is primarily due to cost savings resulting from the operational restructurings implemented during fiscal year 1994 and the three months ended March 31, 1995.


Income (Loss) Before Extraordinary Loss and Cumulative Effect of Change in Accounting Principles

	Loss before extraordinary loss and cumulative effect of change in accounting principles was $5.0 million in the current year period compared to income of $0.6 million for the prior year period. The $5.6 million change results from the $6.3 million decrease in operating income partially offset by a $0.7 million net decrease in non-operating expenses. The decrease in non-operating expenses was primarily due to an $1.3 million decrease in the provision for income taxes and a $0.4 million increase in income related to minority interest partially offset by a $1.0 million other non-recurring charge incurred in the current year period. The decrease in the provision for income taxes relates primarily to domestic operations. Such decrease represents non-cash taxes which are offset in capital in excess of par value through the reversal of temporary differences which originated prior to the Company's quasi-reorganization on December 31, 1991. The $1.0 million other non-recurring charge incurred in the current year was necessary in order to adjust the carrying value of the Company's Tinton Falls, New Jersey facility to its net realizable value based on current market conditions.


Nine Months Ended March 31, 1995 in Comparison to Nine Months Ended March 31,
1994

Net Sales

	Net sales for the nine months ended March 31, 1995 were $109.6 million, a decrease of $24.5 million from the prior year period. This decrease was due to a decrease of $15.8 million, or 21.4%, in computer systems sales and a decrease of $8.7 million, or 14.4%, in service and other revenues. The decrease in computer system sales was primarily due to the anticipated decline in sales of proprietary systems and reduced sales of open systems (other than the Company's new MAXION open systems) partially offset by sales of the Company's new MAXION open systems. The decrease in service and other revenues was primarily due to the decline in computer system sales experienced in prior periods which resulted in fewer maintenance contracts and a decline in renewal rates on maturing contracts partially offset by approximately $2.4 million related to the impact of favorable exchange rates.


Gross Margin

	Gross margin, as measured in dollars and as a percentage of net sales, was $47.4 million and 43.3%, respectively, for the nine months ended March 31, 1995 compared to $56.2 million and 41.9%, respectively, for the prior year period. The decrease in gross margin dollars was primarily due to the aforementioned decline in net sales partially offset by a favorable mix of higher margin products and cost savings resulting from the operational restructurings implemented during fiscal year 1994 and the three months ended March 31, 1995. The increase in gross margin as a percentage of net sales was primarily due to a favorable mix of higher margin products and cost savings resulting from the operational restructurings implemented during fiscal year 1994 and the three months ended March 31, 1995 partially offset by the decline in net sales.


Operating Income (Loss)

	Operating income for the current year period was $1.3 million compared to an operating loss of $10.4 million for the prior year period. The $11.7 million increase in operating income was due to a $11.5 million reduction in operating expenses and a net reduction of $9.3 million in the provision for restructuring (a $2.7 million provision for restructuring in the current year period offset by a $12.0 million provision for restructuring in the prior year period) partially offset by the $8.7 million decrease in gross margin and a $0.4 million reduction in the sales and use tax credit as compared to a similar credit in the prior year period. The sales and use tax credit in both periods relates to a change in the estimate of state sales and use tax reserves.

	The $11.5 million decrease in operating expenses was primarily due to a $8.6 million decrease in selling, general and administrative expenses and a $2.9 million decrease in net research and development expenses. The $2.9 million decrease in net research and development expenses reflects a $4.2 million decrease in gross research and development expenses partially offset by a $1.3 million decrease in the amount of software production costs which were capitalized during the period. The decrease in selling, general and administrative and gross research and development expenses is primarily due to cost savings resulting from the operational restructurings implemented during fiscal year 1994 and the three months ended March 31, 1995.


Income (Loss) Before Extraordinary Loss and Cumulative Effect of Change in Accounting Principles

	Loss before extraordinary loss and cumulative effect of change in accounting principles was $2.3 million in the current year period compared to loss of $13.9 million for the prior year period. The $11.6 million change results from the $11.7 million increase in operating income partially offset by a $0.1 million net increase in non-operating expenses. The increase in non-operating expenses was primarily due to a $1.0 million other non-recurring charge incurred in the current year period and a $0.5 million increase in the provision for income taxes partially offset by a $0.7 million decrease in interest expense resulting from the reduction of the Company's indebtedness, a $0.4 million increase in income related to minority interest and a $0.3 million decrease in foreign exchange losses The $1.0 million other non-recurring charge incurred in the current year was necessary in order to adjust the carrying value of the Company's Tinton Falls, New Jersey facility to its
net realizable value based on current market conditions.   The increase in the
provision for income taxes relates primarily to international operations.



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


	The liquidity of the business is also affected by: 1) the timing of shipments which predominantly occur during the last month of the quarter; 2) the increasing percentage of sales derived from outside of the United States where there is generally longer accounts receivable collection patterns; 3) the sales level from within the United States where such related accounts receivable are included in the borrowing base of the Company's existing bank debt; 4) the number of countries in which the Company operates resulting in the requirement to maintain minimum cash levels in each country; and 5) restrictions in some countries where the Company operates which limit its ability to repatriate cash.

	As of March 31, 1995, the Company had a current ratio of .87 to 1, an inventory turnover ratio of 4.1 times and negative net working capital of $8.2 million. Current liabilities include the final maturity payment on the Company's senior bank debt of $12.0 million due on October 1, 1995. The reduction in the inventory turnover ratio (from 5.2 at June 30, 1994) is due primarily to the timing of shipments and inventory purchases made in anticipation of orders for certain business opportunities in process. At March 31, 1995, cash and cash equivalents amounted to $9.8 million and accounts receivable amounted to $23.7 million.

	At March 31, 1995, the outstanding balance of the Company's senior bank debt (the "Debt") was approximately $15.4 million, excluding up to $3.0 million in standby letters of credit in connection with overseas lines of credit. Prior to the amendment during the quarter ended March 31, 1995, the Debt carried monthly amortization payments of $687,500 through June 1995. The Debt also carries a final maturity payment of $12 million on October 1, 1995. The Debt bears interest, at the Company's option, at the prime rate plus 1% or the London Interbank Rate plus 3%. The Debt is secured by a first security interest in the Company's domestic assets and a security interest in two-thirds of the Company's ownership interest in its subsidiaries. The Debt may be prepaid at any time without penalty.

	The term loan agreement covering the Debt was amended during the quarter ended March 31, 1995 to modify certain financial covenants and the principal amortization payments schedule. One financial covenant was also waived for the quarter ended March 31, 1995. The $687,500 monthly amortization payments for February, March and April 1995 were rescheduled to July, August, and September 1995, months during which no payment was previously required. Additional covenant modifications or waivers and monthly amortization payment deferrals may be required depending on actual financial results through the maturity date and if such modifications, waivers or deferrals are necessary, there can be no assurance that they will be obtained or granted.


	Amortization payments during the quarters ended September 30, 1994 and December 31, 1994 included the regular $687,500 monthly amortization payments and additional amortization payments of $1.375 million on the last day of each quarter. The additional amortization payments resulted from the bank approved deferral of the four regular monthly amortization payments from November 1993 through February 1994.

	A final maturity payment of $12 million is due on October 1, 1995. The Company does not expect to be in a position to make this payment in full through internally generated funds and is pursuing two alternatives: (1) the sale of its Tinton Falls, New Jersey facility and the sale/leaseback of its Oceanport, New Jersey facility and (2) the refinancing of this debt through current or other lenders. However, there can be no assurance that this will be completed as contemplated. In the event the Company is unable to repay the final maturity payment in full, the banks would have the right to treat the loan as in default and to exercise certain rights.

	In connection with the restructuring of its operations, the Company recorded a provision for restructuring of $2.7 million during the quarter ended March 31, 1995. The restructuring plan provided for a reduction of approximately 150 worldwide employees and the downsizing or closing of office locations. The Company estimates that the cost savings related to the restructuring of its operations will be approximately $2.2 million per quarter when fully realized. Such savings began during the third quarter of fiscal year 1995 and will be fully realized during the fourth quarter of fiscal year 1995. Total cash savings are expected to begin during the quarter ending June 30, 1995 and will not be substantially realized until the quarter thereafter primarily due to employee termination costs. The Company believes that it will be able to fund the cash outlays through cash flow from operations under the restructured operations and by managing the timing of certain cash payments.

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




PART II.         Other Information

Item 6. Exhibits and Reports on Form 8-K


(a)        Exhibits:

       11         Computation of Primary Earnings Per Share

       27         Financial Data Schedule


      (b)          No reports on Form 8-K were filed during the fiscal
                  quarter ended March 31, 1995.



Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this quarterly report for the quarter ended
March 31, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.




CONCURRENT COMPUTER CORPORATION
                           (Registrant)



                               By:/s/John T. Stihl
                                  John T. Stihl
                                  Chairman of the Board
                                  President and
                                  Chief Executive Officer


                               By:/s/Roger J. Mason
                                  Roger J. Mason
                                  Vice President,
                                  Finance and Treasurer
                                  Chief Financial Officer



Dated:  May 15, 1995



Exhibit Index




         Exhibit No.                      Description

               11               Computation of primary earnings per share


               27               Financial data schedule



                                Concurrent Computer Corporation
                                     Exhibit 11
                          Primary Earnings Per Share Computation
                (Dollars and shares in thousands, except per share amounts)


                                       Three Months Ended      Nine Months Ended
                                          March 31                March 31
                                       1995           1994     1995        1994
Income (loss) before extraordinary
  loss and cumulative effect of
  change in accounting principles    ($4,985)        $579    ($2,271)  ($13,928)

Extraordinary loss on early
extinguishment of debt                   -            -           -     (23,193)

Cumulative effect of change in
   accounting principles
   for income taxes and postretirement
    benefits                            -               -         -      (5,000)

Net income (loss)                    ($4,985)        $579    ($2,271)  ($42,121)


Weighted average number of
     common shares                    30,126       29,585     29,994     27,544

Increase in weighted average
   number of common shares upon
   assumed exercise of stock options    -             -          -         -

Total                                 30,126       29,585     29,994     27,544


Income (loss) per share:
    Income (loss) before
    extraordinary loss and
    cumulative effect of change
     in accounting principles         ($0.17)       $0.02     ($0.08)    ($0.51)

    Extraordinary loss on
    early extinguishment               -             -           -        (0.84)
      of debt

    Cumulative effect of change
    in accounting principles
    for income taxes and
    postretirement benefits           -               -          -        (0.18)

    Net income (loss)                 ($0.17)      $0.02      ($0.08)    ($1.53)






{PAGE|19}