Form 10-K
period 1995-06-30
CONCURRENT COMPUTER CORP/DE
filed 1995-09-28
CIK 749038

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

                            FORM 10-K
(Mark One)
   X         ANNUAL REPORT PURSUANT TO SECTION 13 or
                   15(d) OF THE SECURITIES EXCHANGE ACT OF
                   1934 (Fee Required)

             For the fiscal year ended June 30, 1995

_________    Transition Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange act of 1934
            (No Fee Required)

For the Transition Period From _________ to __________

Commission file number 0-13150

CONCURRENT COMPUTER CORPORATION
(Exact name of registrant as specified in its charter)

         Delaware                       04-2735766
(State of Incorporation)    (I.R.S. Employer Identification
                                         Number)

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

    As of September 22, 1995, there were 30,562,613 shares of Common Stock outstanding. The aggregate market value of shares of such Common Stock (based upon the last sale price of $2.0625 of a share as reported for such date on the Nasdaq
National Market System) held by non-affiliates (i.e., shares held by other than entities identified as beneficial owners of more than
 5% of the Common Stock and, without determining such status, including shares held by directors and executive officers of the Company) was approximately $56,503,579.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of Registrant's Proxy Statement dated
October 1, 1995 in connection with Registrant's 1995 Annual
Meeting of Stockholders scheduled to be held on November 1, 1995 are incorporated by reference in Part III hereof.

                           PART I

Item 1. BUSINESS

    (a)  General Development of Business

	Concurrent Computer Corporation ("Concurrent" or the "Company") is the world's leading provider of high-performance real-time computer systems and services, based on 1994 net sales of companies focused on providing real-time systems. A "real-time" system must be able to meet guaranteed rapid response times, acquire, process, store and display large amounts of rapidly changing data as the changes occur, and have high system reliability. Concurrent has nearly 30 years of experience in real-time systems, including specific expertise in systems, applications software, productivity tools and networking. Its systems provide real-time applications for gaming, simulation, air traffic control, weather analysis, multimedia and mission critical data services such as financial market information.

    (b)  Financial Information About Industry Segments

    The Company considers its products to be one class of products which accounted for 51.4%, 56.0% and 60.3% of total revenues in the 1995, 1994 and 1993 fiscal years, respectively. Service and other operating revenues (including maintenance, support and training) accounted for 48.6%, 44.0% and 39.7% of total revenues in the 1995, 1994 and 1993 fiscal years, respectively.

    Financial information about the Company's foreign operations is included in Note 12 to the financial statements included herein. The Company's Tokyo-based subsidiary, a joint venture with Nippon Steel Corporation, provides for marketing and sales in the Japanese market and accounted for approximately $7.8 million in net sales (5.6%) for the 1995 fiscal year. The Company and Nippon Steel Corporation consider the renewal of the joint venture agreement on an annual basis, which was recently renewed through the end of fiscal year 1996.

	(c) Narrative Description of Business

	Concurrent's vision is to remain the premier supplier of high-technology real-time computer systems and services through customer focus, total quality and the rapid development of standard and custom products with the objective of strong, profitable growth. Real-time systems concurrently acquire, analyze, store, display and control data to provide critical information within a predictable time as real world events occur. Compared to general purpose computer systems, these unique real-time capabilities are applicable to a wide range of application requirements, including higher performance processing, higher data throughput, predictable and repeatable response times, reliably meeting required deadlines, consistently handling peak loads, and better balancing of system resources. These benefits are useful for an ever increasing range of existing and emerging markets.

    Concurrent decentralized and restructured its operations in January 1994. The restructured organization focuses on the customer to achieve its vision and objective of strong, profitable growth. To directly focus on the customer, the Field Operations organization combines all sales and services functions. Corporate Operations, composed of all other functions (manufacturing, development and engineering, marketing, business development, finance, law, human resources, quality and program management), supports Field Operations in fulfilling the needs of the customer. Both operations are enhanced through successful strategic alliances, which are instrumental in achieving the objective of strong, profitable growth. The restructuring has resulted in greater customer focus, process improvement and more efficient allocation of resources. It has also created an environment encouraging constant improvement consistent with the Company's Basic Beliefs (a credo for a worldwide organization operating to the highest standards of ethics, quality and teamwork to generate profits and the long-term viability of the business).

    Concurrent has nearly 30 years of real-time systems experience, including specific design, development and manufacturing expertise in system architectures, system software, application software, productivity tools and networking. Concurrent's real-time systems are currently used in host, client, server and distributed computing solutions, including software controlled configurations to provide fault tolerance. The Company sells its systems worldwide to end-users as well as to system integrators, independent software vendors and value-added resellers. End uses of the Company's systems include product design and testing; simulation and training systems; telemetry and range systems; servers for multimedia applications; power plant control and simulation; airline reservation systems and cockpit communications; weather satellite data acquisition and forecasting; intelligence data acquisition and analysis; financial trading and services; lotteries and gaming; and automated mass transit control.

    The Company designs, manufactures, sells, and supports real-time proprietary systems and standards-based open systems. It offers worldwide hardware and software maintenance and support services ("Traditional Services"), for its products and for the products of other computer and peripheral suppliers. The Company routinely offers and successfully delivers long term service and support of its products for up to fifteen years. The Company also has a long and successful history of customizing systems with both specialized hardware and software to meet unique customer requirements. Frequently in demand, these special support services ("Professional Services") have included system integration, performance and capacity analysis, and application migration.

    As the computer market continues its shift in end-user demand from proprietary to open systems, the Company has developed a strategy to adjust service offerings to those more appropriate for open systems, while maintaining support for proprietary systems. The Company's strategy also strikes a balance between appropriate upgrades for proprietary system offerings while predominantly investing in the open-system computing platforms. The Company is also leveraging its investment in research and development and enhancing market penetration through strategic alliances.

    In October 1993, the Company introduced its new MAXION Systems. Incorporating industry standards throughout its design, these multiprocessor systems were based on the new MIPS R4400 reduced nstruction set computer (RISC) microprocessor. These new systems supported Concurrent's real-time enhanced UNIX operating system. Based upon the UNIX SVR4.2 MP multiprocessor operating system and working in partnership with the Novell UNIX Systems Group, this operating system provides superior resource utilization and real-time extensions for a variety of applications while supporting and complying with all major operating system standards. Demonstrating its continued commitment to its proprietary system customers, the Company also introduced in October 1993, a new proprietary high-end Series 3200 multiprocessing system, the Model 3200-850. This new system is an upgrade to Concurrent's Model 3280 MPS and MicroFive MPS systems. Full-scale production shipments of the new MAXION system and the new Model 3200-850 system began on schedule during the quarter ended March 31, 1994.

Markets

    The Company focuses its business on its installed base of proprietary systems and strategic target markets for its open systems. Although its installed base of proprietary systems is currently its largest market, accounting for approximately 65% of total systems sales for fiscal year 1995, the growth of the business and the long-term financial performance of the Company will depend largely on its ability to continue to develop and market industry-leading real-time open systems such as its MAXION multiprocessor system. The Company believes the MAXION system has strengthened its competitive position. The Company is focusing on the target markets because of their growth potential for real-time open systems and because of Concurrent's experience in meeting customer requirements.

    Concurrent's strategic target markets include its proprietary systems installed base, simulation, weather, wagering and gaming, measurement and control, command, control, communications and intelligence (C3I) and multimedia. Summaries of these markets follows:

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

    Simulation. Concurrent is a recognized leader in real-time systems for simulation. Primary applications include trainers/simulators for operators in commercial and military aviation, vehicle operation and power plants, scenario trainers for battle management, mission planning and rehearsal, engineering design simulation for avionics and automotive labs and modeling systems for wargaming and synthetic environments. The Company's MAXION system architecture is uniquely positioned to satisfy the trend in the simulation and training industry towards a networked and interactive environment in which training simulators are networked with other training simulators to represent a distributed interactive environment. MAXION systems are being used today by customers to create this networked and interactive simulation and training environment.

    Weather. Weather analysis and forecasting require the ability to gather, analyze and display continuous flows of information from simultaneous sources and distribute them electronically. Primary applications include environmental analysis and display, doppler weather radar, and numerical weather prediction. This market demands real-time computing solutions because there is little or no margin for error where lives and property are at risk. The Company provides the computer systems which power the computing requirements for the Department of Commerce's Next Generation Radar (NEXRAD) weather program. The
Company's success in this market has led to significant sales with the U.S. Navy and the U.S. Air Force.

    Wagering and Gaming. Concurrent is a leading provider of systems for the wagering and gaming industry. Concurrent has provided the processing systems for the wagering and gaming industry's largest provider of public lottery systems, the majority of tabulator (off-track betting) systems in Australia and Asia/Pacific and for large scale casino systems such as Keno. In these applications, the number of simultaneous users is measured in thousands with data analysis required in real-time. High system availability is assured using Concurrent's Fault Tolerant Network Computing remote network-based and redundant system architecture.

    Measurement and Control. Concurrent is a leading supplier of systems to users requiring simultaneous multi-channel acquisition, processing, display and archiving of analog and digital signals at throughput rates in excess of 1 million samples per second, in stand-alone or networked environments. Engineers and scientists use the systems to collect, control, analyze and distribute test data from multiple high speed data sources. Concurrent, together with its value-added resellers, provides both programming development tools and complete solutions for applications such as wind tunnel engine and turbine testing, vibration control, range and telemetry, missile design, vehicle design, seismic exploration and underwater acoustics. The Company's balanced system performance combined with graphics and data acquisition provide the ideal solution for these applications.

    Command, Control, Communications and Intelligence (C3I). Concurrent is a leading supplier to a broad range of C3I applications requiring the ability to ingest data, analyze the data for assistance in decision making and dissemination of commands for response. Primary applications include command and control, mission planning, signal intelligence and analysis, air traffic control, air defense and message processing. Examples of Concurrent's success in this market include systems used by the German and Spanish Governments for air traffic control, and systems used by the U.S. National Security Agency for Signal Intelligence and Analysis.

    Multimedia. Concurrent has identified the network server resident in multimedia interactive applications as an emerging market where its MAXION
multiprocessor systems offer unique advantages.   Concurrent's strategy is
to position itself as a supplier of server technology for these interactive, time critical video/image on demand applications. This horizontal strategy focuses primarily on business applications such as distance learning, entertainment and services systems for hotels and airlines, and telemedicine. These applications require reliable delivery of multiple streams of high quality video and simultaneous servicing of interactive requests from multiple users. For these requirements, the MAXION system technology offers unique advantages over competing systems.

Products and Services

    The Company considers its products and services a total package to provide complete value-added real-time solutions. The Company offers two types of systems, proprietary and open, as well as Traditional Services and Professional Services.

Series 3200 Real-Time Proprietary Systems. The Company has a large installed base of its Series 3200 real-time proprietary systems. A central feature of the Company's strategic plan is to work closely with these existing proprietary system users to meet their needs for improvements and upgrades and, should they decide to switch to a real-time open system, to be their vendor of choice for the migration. The Series 3200 system product line uses the Company's proprietary OS/32 operating system and processor technology. Below is a list of the Company's current proprietary systems product offerings. Performance currently ranges from
3.9 to 70 MIPS (million instructions per second) and price ranges from $55,000 to approximately $1.3 million. The Company's 3200-850 system was introduced in October 1993 with the first production units shipped on schedule in the quarter ended March 31, 1994.

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
3200-850**                   13.6 to 35.6          $330,000 to $810,000

*MIPS - Million Instructions Per Second
**MIPS rate is the same but delivered performance increases dramatically over 3200-650

UNIX-Based Real-Time Open Systems.  The emergence of industry-standard operating systems, high-performance microprocessors and networking technology has dramatically lowered the cost of providing real-time open systems to the marketplace, thus greatly expanding the universe of potential real-time systems purchasers. The Company plans to capitalize on this trend by focusing on its target markets as well as through strategic alliances with third parties to bring to market new solutions and software applications for new and existing customers. The current product line uses the Company's real-time UNIX (RTU) operating system with the processor technology identified below. Performance currently ranges from 3 to 460 SPECmarks with typical price ranging from $22,000 to approximately $170,000. The MAXION multiprocessor system, the first model of the Company's new next-generation open systems using the MIPS R4400 microprocessor, was introduced in October 1993.

                       Open Systems Product Line

                  Performance               Typical Price      Processor
Model             (SPECMarks)*                 Range           Technology

7150             11 to 21               $24,725 to $ 68,725     MC68040
7250             11 to 21               $36,495 to $ 75,505     MC68040
7550             11 to 21               $44,295 to $143,305     MC68040
7552             11 to 21               $52,495 to $151,505     MC68040
MAXION 9150      115 to 345             $27,495 to $68,495      MIPS R4400
MAXION 9250      115 to 460             $48,795 to $108,295     MIPS R4400
MAXION 9552      230 to 460            $117,000 to $170,000     MIPS R4400

* SPECMarks - Independently developed industry standard benchmark.

	Traditional Services. One of the largest benefits to the Company of its extensive installed customer base is the large and generally predictable revenue stream generated from Traditional Services. While Traditional Services revenue has declined and is expected to further decline as a result of the industry shift to open systems, the Company expects this business to be a significant source of revenues and cash flow for the foreseeable future. The Company offers a variety of service and support programs to meet the customer's maintenance needs for both its hardware and software products. The Company also offers contract service for selected third party equipment. The service and support programs offered by Concurrent include rentals and exchanges; diagnostic and repair service; resident service; and preventive maintenance. The Company routinely offers long-term service and support of its products for up to fifteen years.

    Professional Services and Custom Engineering. Throughout the Company's history, it has supported its customers through Professional Services and Custom Engineering support efforts. This remains true today as customers transition to open systems and manage their costs through the increased use of outsourcing. This is especially true for the time constrained, cost sensitive or mission critical requirements of real-time applications. Custom Engineering frequently assists customers in designing their application systems. In many cases, the Company also provides custom and integration engineering services to implement the design. This may include custom modifications to the Company's products or integration of third party interfaces or devices into the Company's systems. Many customers use Professional Services to migrate existing applications from earlier generations of the Company's or competitor's systems to the Company's state-of-the-art systems. Professional Services also include classroom and on-site training, system and site performance analysis, and multiple vendor support planning. Although the total revenues associated with any single Professional Services or Customer Engineering effort may be small in comparison to total revenues, the positive effect on overall revenue production and increased customer satisfaction is an integral part of the business plan of the Company.

Systems and Technology

    Concurrent has made a considerable investment in developing its product lines and today offers computer systems satisfying a broad range of high-performance requirements for real-time applications. While maintaining a competitive capability and continued enhancement of the Company's proprietary product line for a still significant installed base, the primary investments have been in the evolution of the open systems product line. The Company has delivered a unique balance of supporting industry standards while providing innovative superiority in key architectural issues. Below is a summary of some of the features of Concurrent's real-time systems and technology.

    Hardware Architecture. For almost three decades, Concurrent has demonstrated its ability to develop and deliver state-of-the-art system architectures to meet the increasing demands of real-time applications. Concurrent has evolved both proprietary and open system architectures, delivering pioneering work in symmetrical multiprocessing architectures. Over the past several years, all computer companies have been challenged to use a wide range of evolving industry-standard components and technologies to continuously achieve exceptional price/performance to remain competitive. As today's microprocessor components deliver unparalleled increases in performance, the traditional bus multiprocessor architecture (used previously by Concurrent and still used by most computer vendors) is having increasing difficulties avoiding bottlenecks and resource contentions that rob applications of performance. The Company's MAXION Systems use an innovative architecture to achieve not only high performance but also the industry's most predictable and scaleable systems on the market. The first generation of MAXION Systems (which started production shipments in 1994 and were subsequently upgraded to use faster clock rates in 1995) are already used in a wide range of demanding applications. The second generation of MAXION Systems is scheduled for introduction during 1996.

    System Software. The Company is recognized for its continuous development and evolution of real-time operating systems and other system software for almost three decades. An active participant in the development of industry standards for real-time computing, the Company also supports features well advanced beyond system software available on general purpose systems on the market. User's of the Company's systems automatically benefit from these capabilities while developing programs in industry-standard software development environments and using third-party software tools and products. Special system tools are also provided to allow applications to be tuned to fully utilized the maximum performance from each system.

    I/O Subsystems. As microprocessor chips performance ratings increase dramatically, the demands on the I/O subsystem to supply the program loads and data for applications to take advantage of these higher performance chips increases proportionally. Although the emergence of industry-standard I/O buses has dramatically increased the number of interfaces and peripherals available while decreasing the cost, these same standards dictate the maximum performance any single bus can deliver. The MAXION Systems are designed to allow the user to select the number of I/O buses required. This flexibility was further increased by doubling the number of possible I/O buses as the result of a new extension for the MAXION Systems released in 1995.

    Distributed Computing & Networking. Concurrent's computer systems have been used as server systems in heterogeneous networks (i.e., with Concurrent and non-Concurrent computers) for decades. To support this capability, Concurrent systems continue to support the most widely demanded networking protocols and features. These include the Company's Fault-Tolerant Networked Computing (FTNC) support, which allows user's to use and manage resources on a network to design a solution that is scaleable to the level of fault tolerance required for a specific application. Distributed computing and networking support continue to be expanded as communications requirements evolve, including such additions as Asynchronous Transfer Mode (ATM) support in 1995. The unique demands of real-time applications also push Concurrent to support special capabilities, such as the Distributed Interactive Simulation (DIS) network for military distributed simulation and training.

    Data Acquisition. The Company continues its heritage of integrated data acquisition systems. Demonstrated to be superior to other systems at acquiring, analyzing and displaying high volumes of complex data, these capabilities continue to support applications such as wind tunnel analysis, engine test facilities, satellite data acquisition, range telemetry, and intelligence gathering and analysis.

    Graphics. Powerful graphics are essential in many real-time applications. The Company supports integrated graphics processors and industry-standard graphics software, such as X-Windows, MOTIF, and OpenGL. Many third party graphics tools and applications are also supported on the systems. In many applications, however, the demands for graphics become so great that the Company has helped design and implement graphics topologies using real-time processing servers coupled with high-performance graphics servers to meet even the most demanding needs of real-time applications without encountering the system bottlenecks prevalent on implementations using only multiprocessing graphics servers of competitors.

    Productivity Tools. During 1995, the Company has implemented a powerful software development environment that has addressed a weaker product offering in this area. Using Hewlett Packard's SoftBench as a software infrastructure, a robust set of tools has been assembled and fully integrated with a graphics user interface to provide outstanding support for C, C++, FORTRAN and Ada. Additional tools to facilitate debugging and performance tuning across multiple processors are also a part of the development environment. Specialized tools for specific market requirements, such as the Simulation Workbench (which simplifies the design, development, testing and production of simulations through a powerful graphical interface), round out the software development environment focused on unparalleled productivity and preservation of software investments across multiple generations of computer systems.

Management

    Executive officers of Concurrent are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal. Set forth below are the names, positions and ages of the Company's executive officers as of the September 28, 1995 Form 10-K filing date:

                                                           Director or
                                                             Executive
NAME                  POSITION                AGE             Officer

John T. Stihl      Chairman of the Board,      62               1991
                   President,Chief Executive
                   Officer

George E. Chapman	Vice President,             61               1994
                   International Field
                   Operations

David S. Cowie     Vice President,
                   Development and Engineering 48               1993

Kevin J. Dell      Vice President, General     39               1993
                   Counsel and Secretary

Robert S. Kovarcik Vice President,             47               1994
                   Manufacturing & Logistics

Roger J. Mason     Vice President, Finance and 46               1994
                   Treasurer, Chief Financial
                   Officer

Charles R. Maule   Vice President, Marketing   44               1994
                   and Strategy

C. Dennis McWatters Vice President, North      49               1994
                   American Field Operations

David L. Vienneau  Vice President, Human       41               1994
                   Resources

    John T. Stihl, Chairman of the Board, President and Chief Executive Officer. Mr. Stihl has served as Chairman of the Board, President and Chief Executive Officer since August 1993. He joined the Company in May 1991 as Executive Vice President and was promoted to President and Chief Operating Officer less than one year later in April 1992. He joined the Company from G&H Technology, Inc., a division of Penn Central Corporation, which designs, develops, manufactures and markets electromechanical components for the defense and aerospace industries where he served as President and Chief Executive Officer from 1988 after retiring as a Major General from the United States Air Force. His experience includes over 20 years in high level executive positions with the United States Air Force managing large scale telecommunications, computer and air traffic control operations, including from 1986 to 1988, commander (CEO) of the 58,000 persons worldwide, Air Force Communications Command, headquartered at Scott Air Force Base, Illinois. Prior to his retirement, he had been an officer in the United States Air Force since 1955.

    George E. Chapman, Vice President, International Field Operations. Mr. Chapman was elected to this position in November 1994. He previously served as Vice President, Marketing since January 1994. He joined Concurrent in 1992 as Director, Business Development for Weather and Airspace Management. In 1988, after retiring as a Brigadier General from the United States Air Force, he joined Lockheed Corporation's Austin Division as Senior Staff Engineer working toward the worldwide commercial application of high technology systems developed for the U.S. Government. In December 1989, he received an appointment as Executive Director to the newly legislated Texas Workers Compensation Commission. His career with the U.S. Air Force spanned 36 years, with the last six years devoted to leadership of a 5,000 person organization responsible for the long-range technology, investment and training requirements for the nation's weather prediction and warning capability supporting U.S. forces throughout the world.

    David S. Cowie, Vice President, Development and Engineering. Mr. Cowie was elected to this position in August 1993. He joined the Company in 1982 as Senior Manager, Commercial Systems Software Development and advanced to Director, European Software Development in 1983. In 1991, Mr. Cowie was promoted to the position of Senior Director, Systems Engineering. Prior to joining the Company, he held systems development, project management, and systems consultancy positions with ICL Systems, Gemini Computer Systems, and ICL Dataskil.

    Kevin J. Dell, Vice President, General Counsel and Secretary. Mr. Dell was elected to the position of Vice President, General Counsel and Assistant Secretary in August 1993 and advanced to the position of Secretary in November 1994. As Concurrent's chief legal officer, he is responsible for the Company's legal and contractual requirements worldwide. Mr. Dell joined the Company in 1987 as Senior Corporate Attorney and advanced to Assistant General Counsel in 1988. Prior to joining the Company, he was an associate at the law firm of Finley, Kumble, Wagner, Underberg, Manley, Myerson & Casey in New York.

    Robert S. Kovarcik, Vice President, Manufacturing and Logistics. Mr. Kovarcik was elected to this position in June 1994. He joined Concurrent in 1991 as Director, Program Management. Prior to joining Concurrent, he served for 12 years in management positions with several high technology companies including Vice President/General Manager of the Cubic Division of Cubic Corporation, a public manufacturer of electro-optical equipment; Vice President/General Manager of New Brunswick Scientific, Inc., a public manufacturer of bio-technology processing equipment; and Program Director of ITT, a public diversified electronics company.

    Roger J. Mason, Vice President, Finance and Treasurer, Chief Financial
Officer.   Mr. Mason joined the Company in this position in October 1994.
Prior to joining the Company, he served as Chief Financial Officer and
Treasurer at Integral Peripherals Inc. a disk drive manufacturer.   From
1981 to 1991, he held senior executive positions at Maxtor Corporation, a publicly held disk drive manufacturer, MiniScribe Corporation, a publicly held disk drive manufacturer whose assets were acquired by Maxtor Corporation and Ironstone Group, Inc., a publicly held holding company. His experience also includes public accounting with Coopers & Lybrand and Honey, Perriam & Company.

    Charles R. (Rick) Maule, Vice President, Marketing and Strategy. Mr. Maule was elected to this position in November 1994 after joining the Company in October 1994 as Vice President, Strategy and Business Development. Prior to joining the Company he served for two years as Director, Business Development and Director, Commercial Programs at Lockheed Missiles and Space Company. Prior to that he spent 14 years with Harris Corporation, Computer Systems Division in a number of senior positions, including Vice President, Simulation and Training, and Vice President, Development and Engineering.

    C. Dennis McWatters, Vice President, North American Field Operations. Mr. McWatters was elected to this position in November 1994. He joined the Company in November 1993 as Director of OEM and Major Account Sales. Prior to joining the Company he served as Vice President, Data Acquisition of the Harris Corporation, Computer Systems Division. Mr. McWatters has also held senior positions at Encore and Gould Computer Systems, Jim Lemick & Associates and Digital Equipment Corporation. He also served as a pilot in the United States Marine Corps.

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

    Servicing the Company's large installed base, particularly its proprietary systems, is an important element in Concurrent's business strategy and generates significant revenue and cash flow to the Company. Total service revenues in fiscal year 1995 were approximately $68 million (48.6% of total revenues). Approximately 86% of Traditional Services revenues are generated from maintenance and support contracts which generally run from one to three years with annual renewal provisions. The Company's existing installed base of proprietary systems also represents an opportunity for incremental sales of both systems and Traditional and Professional Services.

    No customer, other than the U.S. Government, has accounted for 10% or more of Concurrent's net sales in the three fiscal years ended June 30,
1995. For the 1995 fiscal year, approximately $39.2 million of the
Company's revenues were attributable directly or indirectly to entities related to branches of the U.S. Government. This amount represented approximately 28% of the Company's worldwide revenues, compared to 31% and
29% for the 1994 and 1993 fiscal years, respectively.   Sales to Unisys Corp.,
as prime contractor, under the NEXRAD program are considered sales to the U.S. Government. However, the Company's revenues related to sales to the U.S. Government are derived from various Federal agencies, no one of which accounted for more than 5% of total revenues. The NEXRAD program contributed approximately $17.5, $23 and $35 million in revenues in fiscal years 1995, 1994 and 1993, respectively. In an effort to reduce total program costs, sales of spare parts by Concurrent under the program are now being made directly to the Government. The program is largely completed and no significant revenue is planned for future periods. U.S. Government contracts and subcontracts generally contain provision for cancellation at the convenience of the Government. Substantially all of the Company's U.S. Government related orders are subcontracts and most are for standard catalog equipment which would be available for sale to others in the event of cancellation. To date, there have been no cancellations that have had a material impact on the Company's business or results of operations.

Research and Development

    During the three fiscal years ended June 30, 1995, Concurrent invested a total of over $70 million in research and development which, as a percentage of sales, represented 13.9%, 13.3% and 12.2% in fiscal years 1995, 1994 and 1993, respectively. Research and development investment was made across all of Concurrent's key technology areas for both proprietary systems and open systems. New networking products, graphics, data acquisition sub-systems, enhancements to the proprietary OS/32 and UNIX-based operating systems, and three new proprietary Series 3200 systems (32-400, 32-600 and 32-850 Series) and the Series 7000 and MAXION open computer systems and other products resulted from this investment. Although in terms of absolute dollar amounts total research and development investment has declined over the past several years, the Company expects a greater return on its total research and development investment for two reasons. First, research and development investment is focused solely on products and applications for its target markets. Second, the Company's increasing use of joint research and development and technology sharing arrangements is expected to leverage the Company's investment in research and development. The Company's strategy is to acquire or co-develop technology when the market requires parity with competitive technology and to develop technology internally when market leadership is possible. This strategy is expected to give the Company greater flexibility in meeting the technology requirements of its customers and to allow it to provide increasingly higher performance products by focusing its research and development resources where it can add the most value.

Manufacturing Operations

    The Company's manufacturing operation is located at its Oceanport, New Jersey facility. The Oceanport facility has approximately 285,000 square feet of space of which approximately 85,000 square feet is used for manufacturing. Utilization of manufacturing capacity was approximately 70% based on a two shift operation in fiscal year 1995. Management believes that the manufacturing capacity available at the Oceanport facility could be significantly increased (with minimal capital spending) to meet increased manufacturing requirements either by raising the utilization rate or by adding assembly personnel on its first and second shift or by adding a third shift. The Company outsources several subassembly operations, including all printed circuit board subassemblies, which has resulted in significant cost savings. The Company's manufacturing operations are now limited to systems assembly, systems integration and systems test. Extensive testing and burn-in conditioning is performed at the board and subassembly levels and at final system integration. Because of the wide range of product configurations, final assembly and test usually occur when a specific customer order is being prepared for shipment. As a result of the successful outsourcing activities and significant reductions in manufacturing inventories, the Oceanport manufacturing operations have been consolidated into a focused factory layout which includes assembly cells and a focused warehouse to minimize non-value-added material movement, improve manufacturing quality, and reduce assembly cycle times.

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

Competition

    The shift from proprietary systems to standards-based open systems is expected both to expand market demand for systems with performance characteristics previously only found in proprietary real-time computing systems and to increase competition, making product differentiation a more important factor. Due in part to the range of performance and applications capabilities of its products, the Company competes in various markets against a number of companies, many of which have greater financial and operating resources than the Company. Competition in the high performance real-time computing systems and applications market comes from five sources: (1) major computer companies that participate in the real-time marketplace by layering specialized hardware and software on top of or as an extension of their general purpose product platforms--these are principally Digital Equipment Corporation and Hewlett-Packard Corporation;
(2) companies like Concurrent that target the high performance, real-time market with specialized systems designed uniquely for real-time application--Harris Computer Systems Corporation is a competitor in certain markets in this category; (3) other computer companies that provide solutions for applications that address a specific characteristic of real-time, such as fault tolerance or high-performance graphics--these computer companies include Silicon Graphics Inc., Stratus Computer, Inc., and Tandem Computers, Inc.; (4) general purpose computing companies that provide a platform on which third party vendors add real-time capabilities--these computer companies include International Business Machines Corp. and Sun Microsystems, Inc.; and (5) single board computer companies that provide board-level processors that are typically integrated into a customer's computer system--these computer companies include Force, MIZAR and Motorola, Inc.

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

    Concurrent has entered into licensing agreements with several third-party software developers and suppliers. Generally, such agreements grant to the Company non-exclusive, worldwide licenses with respect to certain software provided as part of computers and systems marketed by the Company and terminate on varying dates. For example, Concurrent is licensed by Novell, Inc. to use and sublicense Novell's UNIX operating system in the Company's computer systems. The Company has entered into licensing agreements with Novell for internal use of source code version of the UNIX operating system and for the sublicensing of binary version of the UNIX operating system. Both licenses are perpetual unless terminated in accordance with the notice provisions and address versions of the UNIX operating system through and including System V, Release 4.0 (SVR4). The Company pays a royalty to Novell for each computer system shipped using the UNIX operating system equal to approximately 2% of the list price of the basic (minimum) configuration of the system.

Employees

    As of June 30, 1995, the Company employs approximately 825 employees worldwide of whom approximately 500 were employed in the United States, compared to approximately 1,250 and 1,600 employees worldwide at June 30, 1994 and 1993, respectively. The Company's employees are not unionized.

Backlog

    Generally, the Company records in "backlog" computer orders which it is anticipated will be shipped during the subsequent six months or, where special engineering is required, in the subsequent 12 months. The backlog of unfilled computer systems orders was approximately $9.8 million on June 30, 1995 compared to approximately $21.9 million a year earlier. While the Company anticipates shipping the majority of backlog during subsequent periods, the amount of orders in backlog is not necessarily a meaningful indicator of business trends for the Company because orders may be canceled before shipment or rescheduled for a subsequent period which may affect the amount of backlog that may be realized in revenue in any succeeding period. In addition, with the increasing emphasis on open systems, more customers are placing orders within the quarter where delivery is expected thus backlog is a less meaningfull measurement of anticipated revenue.

    (d) Financial Information About Foreign and Domestic Operations and Export Sales

    A summary of net sales (consolidated net sales reflects sales to unaffiliated customers), attributable to Concurrent's foreign and domestic operations for the fiscal years ended June 30, 1995, 1994 and 1993, respectively, is presented at Note 12 to the financial statements of the Registrant included herein.

Item 2. PROPERTIES

	Listed below are Concurrent's principal facilities as of June 30, 1995. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service and administration. Management believes that its Oceanport, New Jersey manufacturing facility has sufficient capacity to meet the Company's projected manufacturing requirements.

                                                               Approximate
                                      Owned or     Expiration   Floor Area
 Location         Principal Use        Leased     Date of Lease(square ft)

2 Crescent Place   Manufacturing/       Owned (1)       - (1)      285,000
Oceanport, NJ      Service/Marketing
                   Corporate Headquarters

106 Apple Street   Held for disposition Owned           -          132,000
Tinton Falls, NJ

One Technology Way Research &           Leased         1998         88,500
Westford, MA       Development/Marketing

227 Bath Rd.,      Sales/Research &     Leased         1996 (2)     36,000
Berkshire          Development
Slough, England

(1) The Company has entered into a contract for the sale and leaseback of its Oceanport, New Jersey facility expected to be completed in the quarter ending December 31, 1995.
(2)    Renewable at the Company's option through March 1998.

    In addition to the facilities listed above, Concurrent also leases space in various domestic and international industrial centers for use as sales and service offices and warehousing and also engages in certain research and development activities at a Florida facility. The Company has placed the Tinton Falls facility for sale.

Item 3. LEGAL PROCEEDINGS

    There are no material legal proceedings pending to which the Company or any of its subsidiaries is a party or to which any of the Company's or any of its subsidiaries' property is subject. To Concurrent's knowledge there are no material legal proceedings to which any director, officer or affiliate of Concurrent, or any owner of record or beneficially of more than five percent of Common Stock, or any associate of any of the foregoing, is a party adverse to Concurrent or any of its subsidiaries.
No material legal proceedings were terminated during the fourth quarter of the fiscal year ended June 30, 1995.

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

								                 High          Low
Fiscal Year 1994:
   First Quarter                         3 9/16         2 1/2
   Second Quarter                        3 1/4          1 1/2
   Third Quarter                         2 5/16         1
   Fourth Quarter                        2 3/8          1 3/8

Fiscal Year 1995:
	First Quarter                         2 7/16         1 15/16
	Second Quarter                        1 15/16        1 1/4
	Third Quarter                         1 5/8           25/32
	Fourth Quarter                        2 1/2            3/4

Fiscal Year 1996:
	First Quarter
   (through September 22, 1995)          2 21/32          1 1/2

    As of September 22, 1995, there were 30,562,613 shares of Common Stock outstanding, held of record by approximately 2,500 stockholders.

    The Company has never declared or paid any cash dividends on its capital stock. The Company's present policy is to retain earnings to finance expansion and growth, and no change in the policy is anticipated. In addition, the terms of the Company's loan agreement with its lender prohibit the Company from payment of cash dividends on its capital stock. As a result, it is not anticipated that cash dividends will be paid in the foreseeable future.

    On July 31, 1992, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Common Stock and then outstanding Convertible Preferred Stock of the Company to stockholders of record at the close of business on August 14, 1992. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Participating Cumulative Preferred Stock, par value $.01 per share, at a cash purchase price of $30.00 per Right, subject to adjustment, which become exercisable upon the occurrence of certain events. (See Note 16 of Notes to Consolidated Financial Statements.)

Item 6.  SELECTED FINANCIAL DATA

	This information is set forth in the Selected Financial Data section of the Consolidated Financial Statements in Item 8.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

    This information is set forth in the Management's Discussion and Analysis of Financial Conditions and Results of Operations section of the Consolidated Financial Statements in Item 8.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The following Consolidated Financial Statements and supplementary data for Concurrent are attached and incorporated into Item 8.

Report of Independent Accountants
Consolidated Statements of Operations for the years ended June 30, 1995,
    1994 and 1993
Consolidated Balance Sheets as of June 30, 1995 and 1994
Consolidated Statements of Cash Flows for the years ended June 30, 1995,
    1994 and 1993
Consolidated Statements of Stockholders' Equity (deficiency) for the years ended June 30, 1995, 1994 and 1993
Notes to Consolidated Financial Statements
Management's Discussion and Analysis of Financial Condition and Results of
    Operations
Selected Financial Data

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                               PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a)    Identification of Directors

		Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's Proxy Statement to be dated October 1, 1995 in connection with its Annual Meeting of Stockholders to be held on November 1, 1995 ("Registrant's 1995 Proxy Statement").

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

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's 1995 Proxy Statement with respect to the business experience of Registrant's directors. The information called for by this Item 10 with respect to executive officers of Registrant is included in Part I of this Form 10-K under the caption "Management".

     (f)    Involvement in Certain Legal Proceedings

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's 1995 Proxy Statement.

    (g)	Compliance with Section 16(a) of the Exchange Act

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's 1995 Proxy Statement.

Item 11. EXECUTIVE COMPENSATION

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Executive Compensation" in Registrant's 1995 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a)	Security Ownership of Certain Beneficial Owners.

	The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Principal Stockholders" in Registrant's 1995 Proxy Statement.

    (b)   Security Ownership of Management.

    The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's
 1995 Proxy Statement.

    (c)   Changes in Control

    The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions "Security Ownership of Certain Beneficial Owners and Management," "Election of Directors" and "Executive Compensation" in Registrant's 1995 Proxy Statement.

                                PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)	(1)	Financial Statements filed as part of this report:

Report of Independent Accountants
Consolidated Statements of Operations for the years ended June 30, 1995,
         1994 and 1993
Consolidated Balance Sheets as of June 30, 1995 and 1994
Consolidated Statements of Cash Flows for the years ended June 30, 1995,
         1994 and 1993
Consolidated Statements of Stockholders' Equity (deficiency) for the years ended June 30, 1995, 1994 and 1993
Notes to Consolidated Financial Statements
Management's Discussion and Analysis of Financial Condition and Results of
         Operations

                    Selected Financial Data

    (2)   Financial Statement Schedules

          Schedule II        Valuation and Qualifying Accounts

    All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable, material or required.

    (3)   Exhibits

    Exhibit No.    Description

    4.1    Restated Certificate of Incorporation of the Company. (a)

    4.2 Form of Warrant and Registration Rights Agreement to be dated as of the closing of the Offering attached as an Annex to the "lock-up" agreements with the holders of Convertible Preferred Stock that have entered into lock-up agreements.(a)

    4.3 Rights Agreement dated as of July 31, 1992 between the Company and The First National Bank of Boston, as rights agent.(b)

    10.1(a)    1991 Restated Stock Option Plan.(c)

    10.1(b)    Amendment No. 1 to 1991 Restated Stock Option Plan.(c)

    10.2(a)    Employee Stock Purchase Plan.(c)

    10.2(b)    Amendment No. 1 to Employee Stock Purchase Plan.(d)

    10.3       Retirement Savings Plan (f/k/a Profit Sharing and Savings
Plan) of former Concurrent dated August 1, 1985, as restated.(e)

    10.4 Form of Severance Agreement between the Company and its executive officers. All agreements contain substantially the same terms other than annual base salary and annual target bonus percentage.(f)

    10.5 Form of Incentive Stock Option Agreement between the Company and its executive officers. All agreements contain the same terms with the exception of the number or shares subject to the option and the vesting schedules.(g)

    10.6(a)    Amended and Restated Credit Agreement dated October 11,
1991 among the Company and the banks named therein, as amended by Amendment No. 1 dated November 14, 1991.(h)

    10.6(b)    Amendment No. 2 dated as of January 13, 1992 to Amended and
Restated Credit Agreement.  (g)

    10.6(c)    Amendment No. 3 dated as of March 1, 1993 to Amended and
Restated Credit Agreement. (f)

    10.7(a)    Second Amended and Restated Credit Agreement.(i)

    10.7(b)    Amendment No. 1 dated September 28, 1993 to Second Amended and Restated Credit Agreement. (i)

    10.7(c)    Amendment No. 2 dated November 10, 1993 to Second Amended
and Restated Credit Agreement. (j)

    10.7(d)    Amendment No. 3 dated November 18, 1993 to Second Amended
and Restated Credit Agreement. (j)

    10.7(e)    Amendment No. 4 dated February 18, 1994 to Second Amended
and Restated Credit Agreement. (j)

    10.7(f)    Amendment No. 5 dated August 19, 1994 to Second Amended and
Restated Credit Agreement. (j)

    10.7(g)    Amendment No. 6 dated February 28, 1995 to Second Amended
and Restated Credit Agreement.

    10.7(h)    Amendment No. 7 dated March 31, 1995 to Second Amended and
Restated Credit Agreement.

    10.7(i)    Third Amended and Restated Credit Agreement dated June 29,
1995

    10.8 (a)    Slough, England real property lease.(k)

    10.8 (b)    Form of renewal agreement of Slough, England real property lease.(i)

    10.9 Lease dated June 30, 1992 between WRC Properties, Inc. (Lessor) and the Company (Lessee) in connection with Westford, Massachusetts office space.
(i)

    10.10    AT&T Information Systems Sublicensing Agreement.(a)

    10.11 Loan and Security Agreement dated June 29, 1995 between the Company and the lender named therein.

    11.0     Statement re computation of per share earnings.

    22.0     Subsidiaries of Registrant.

    24.1     Consent of Coopers & Lybrand L.L.P.

__________

(a) Incorporated herein by reference to the Exhibits to the Company's Amendment No. 3 to Registration Statement on Form S-2 dated July 14, 1993 (No. 33-62440).

(b) Incorporated herein by reference to the Company's Current Report on Form 8-K dated August 20, 1992 (File No.0-13150).

(c) Incorporated herein by reference to Notice of 1991 Annual Meeting of Stockholders and Proxy Statement, dated January 10, 1992. (File No. 0-13150.)

(d) Incorporated by reference to Notice of 1992 Annual Meeting of Stockholders and Proxy Statement, dated October 2, 1992. (File No. 0-13150.)

(e) Incorporated herein by reference to Exhibit Number 10 of Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1988.

(f) Incorporated herein by reference to Exhibit Number 10 of Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991. (File No. 0-13150.)

(g) Incorporated herein by reference to the Exhibits to the Company's Amendment No. 1 to Registration Statement on Form S-1 dated April 20, 1992. (No. 33-45871).

(h) Incorporated hereby by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.

(i) Incorporated herein by reference to Exhibit Number 10 of Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993. (File No. 0-13150).

(j) Incorporated herein by reference to Exhibit Number 10 of Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994. (File No. 0-13150).

(k) Incorporated herein by reference to Exhibit Number 10 of Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1989. (File No. 0-13150.)

(l) Incorporated herein by reference to Exhibit Number 10 of Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992. (File No. 0-13150).


                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						CONCURRENT COMPUTER CORPORATION

Date: 	September 27, 1995			By:	/s/ Kevin J. Dell
                                                 Kevin J. Dell
                                                 Vice President, General
                                                   Counsel and Secretary

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the date indicated.

    Name                                                 Capacity

/s/ John T. Stihl                                Chairman of the Board,
    John T. Stihl                                  President and Chief
                                                   Executive Officer

/s/ Roger J. Mason                               Vice President, Finance
    Roger J. Mason                                  and Treasurer
                                                    Chief Financial
                                                    Officer

/s/ Michael A. Brunner                           Director
    Michael A. Brunner

/s/ Kevin N. Clowe                               Director
    Kevin N. Clowe

/s/ C. Forbes Dewey, Jr.                         Director
    C. Forbes Dewey, Jr.

/s/ Morton E. Handel                             Director
    Morton E. Handel

/s/ Richard P. Rifenburgh                        Director
    Richard P. Rifenburgh

/s/ Robert R. Sparacino                          Director
    Robert R. Sparacino

Date:  September 27, 1995


                 REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and the Board of Directors of Concurrent Computer Corporation

	We have audited the accompanying consolidated balance sheets of Concurrent Computer Corporation as of June 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended June 30, 1995, and the financial statement schedules listed in Item 14(a) of the Company's 1995 Annual Report on Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concurrent Computer Corporation as of June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

	As discussed in Notes 11 and 14 to the consolidated financial statements, in 1994 the Company changed its method of accounting for income taxes and changed its method of accounting for postretirement benefits other than pensions.


                                  COOPERS & LYBRAND L.L.P.

Parsippany, New Jersey
August 15, 1995,
except for Note 19, as to which
the date is September 26, 1995





                     CONCURRENT COMPUTER CORPORATION







                           FINANCIAL STATEMENTS








                    Concurrent Computer Corporation
                 Consolidated  Statements of Operations
             (Dollars in thousands, except per share amounts)

                                              Year Ended June 30,

                                           1995        1994*      1993*
Net sales:
    Computer systems                      $72,074     $100,293   $132,883
    Service and other                      68,070       78,738     87,581
        Total                             140,144      179,031    220,464

  Cost of sales:
   Computer systems                        38,639       54,517     59,961
   Service and other                       40,838       48,473     55,662
        Total                              79,477      102,990    115,623

  Gross margin                             60,667       76,041    104,841

  Operating expenses:
   Research and development                19,464       23,823     26,824
   Selling, general and administrative     36,921       48,651     59,279
   Provision for restructuring              3,200       12,000         -
   Sales and use tax credit                (1,000)      (1,440)       -

  Total operating expenses                 58,585       83,034     86,103

  Operating income (loss)                   2,082       (6,993)    18,738

  Interest expense                         (2,638)      (3,486)    13,553)
  Interest income                             513          634      1,167
  Other non-recurring charge               (1,000)         -          -
  Other income (expense) - net                737         (486)      (183)

Income (loss) before provision for income taxes,
   extraordinary loss and cumulative effect of change
   in accounting principles                  (306)     (10,331)     6,169
Provision for income taxes                  1,700        1,300      2,300

Income (loss) before extraordinary loss and
    cumulative effect of change in accounting
    principles                             (2,006)     (11,631)     3,869
Extraordinary loss on early extinguishment
    of debt                                   -        (23,193)        -
Cumulative effect of change in accounting
   principles for income taxes and
   postretirement benefits                    -         (5,000)        -

  Net income (loss)                       ($2,006)    ($39,824)    $3,869

 Income (loss) per share:
    Income (loss) before extraordinary loss
    and cumulative effect of change in
    accounting principles                  ($0.07)      ($0.41)     $0.40
    Extraordinary loss on early
    extinguishment of debt                     -         (0.83)        -
    Cumulative effect of change in
    accounting principles for income taxes
    and postretirement benefits                -         (0.18)        -

Net income (loss)                          ($0.07)      ($1.42)     $0.40

* Reclassified to conform to current year presentation.


The accompanying notes are an integral part of the consolidated financial statements.



                        Concurrent Computer Corporation
                         Consolidated Balance Sheets
                           (Dollars in thousands)

                                       June 30,                June 30,
                                         1995                   1994
     ASSETS
Current assets:
  Cash and cash equivalents             $5,728                 $9,374
  Accounts receivable, less allowance
    for doubtful accounts of
    $1,434-1995; $3,405-1994            25,456                 34,519
  Inventories                           14,510                 17,829
  Prepaid expenses and other
   current assets                        4,303                  5,334
  Total current assets                  49,997                 67,056
Property, plant and equipment - net     38,567                 42,742
Other long-term assets                   9,795                 13,372
Total assets                           $98,359                $123,170

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                         $6,716                  $5,749
  Current portion of long-term debt      1,529                  11,000
  Revolving credit facility              5,761                     -
  Accounts payable and accrued expenses 29,285                  44,687
  Deferred revenue                       4,841                   6,236
Total current liabilities               48,132                  67,672

Long-term debt                           9,536                  13,240
Other long-term liabilities              5,521                   7,210
Commitments and contingencies              -                       -

Stockholders' equity
Shares of preferred stock,
   par value $0.01; authorized
   25,000,000                              -                       -
Shares of common stock,
   par value $0.01; authorized
   100,000,000; issued
   30,208,276-1995 and 29,585,388-1994     302                     296
Capital in excess of par value          73,112                  71,547
Accumulated deficit after
   eliminating accumulated deficit of
   $81,826 at December 31, 1991, date
   of quasi-reorganization             (37,028)                (35,022)
Shares of treasury stock, at cost;
   840 shares                              (58)                    (58)
Cumulative translation adjustment       (1,158)                 (1,715)
    Total stockholders' equity          35,170                  35,048

Total liabilities and stockholders'
    equity                             $98,359                $123,170


The accompanying notes are an integral part of the consolidated financial statements.


                             Concurrent Computer Corporation
                         Consolidated Statements of Cash Flows
                                  (Dollars in thousands)

                                               Years Ended June 30,

                                                1995      1994*     1993*
Cash flows provided by (used by) operating
   activities:
  Net income/(loss)                          ($2,006)   ($39,824)  $3,869
  Adjustments to reconcile net income/(loss)
     to net cash provided by (used by)
     operating activities:
    Depreciation, amortization and other      12,284      12,527   13,503
    Provision for inventory reserves           5,037       4,461    1,840
    Non-cash taxes related to the utilization
      of net operating loss carryforwards
      which originated prior to the Company's
      quasi-reorganization, effected on
      December 31, 1991                          300         -        572
    Non-cash interest and amortization of
      financing costs                            450      1,061     9,265
    Extraordinary loss on early extinguishment
      of debt                                     -      23,193        -
    Cumulative effect of change in accounting
      principles                                  -       5,000        -
    Provision for restructuring                3,200     12,000        -
    Other non-recurring charge                 1,000        -          -
    Sales and use tax credit                  (1,000)    (1,440)       -
    Decrease (increase) in current assets:
      Accounts receivable                     10,431      3,690     4,782
      Inventories                             (2,044)      (319)   (3,881)
      Prepaid expenses and other current
       assets                                    998      1,238     1,698
    Decrease in current liabilities, other
       than debt obligations                 (18,017)   (14,797)   (2,361)
    Decrease (increase) in other long-term
       assets                                    599     (1,790)      391
    (Decrease) increase in other long-term
       liabilities                            (1,983)       193      (264)

    Total adjustments to net income/(loss)    11,255     45,017    25,545

Net cash provided by operating activities      9,249      5,193    29,414

Cash flows used by investing activities:
Additions to property, plant and equipment    (5,140)    (7,584)  (10,569)

Cash flows provided by (used by) financing
   activities:
  Net proceeds (payments) of notes payable      (100)     2,511       588
  Repayment of long-term debt                (23,395)   (76,602)   (8,460)
  Issuance of long-term debt                  15,761        708        -
  Net proceeds from sale and issuance of
   common stock                                  150     55,001       291

Net cash used by financing activities         (7,584)   (18,382)   (7,581)

Effect of exchange rate changes on cash
   and cash equivalents                         (171)      (275)   (1,453)

Increase (decrease) in cash and cash
   equivalents                               ($3,646)  ($21,048)   $9,811

Cash and cash equivalents - Beginning of year $9,374    $30,422   $20,611

Cash and cash equivalents - End of year	$5,728     $9,374   $30,422

Cash paid during the period for:
   Interest                                   $2,256     $2,731    $4,282
   Income taxes (net of refunds)                $727       $659    $1,510


* Reclassified to conform to current year presentation.

The accompanying notes are an integral part of the consolidated financial statements.

                        Concurrent Computer Corporation
                 Consolidated Statements of Stockholders' Equity
                            (Dollars in thousands)
                  Preferred Stock Common Stock Capital in Accumulated Cumulative
                              Par         Par   Excess of   Earnings  Translation  Treasury Stock
                     Shares  Value Shares Value Par Value  (Deficit)   Adjustment Shares  Cost   Total
Balance
June 30, 1992     6,983,284 $70  2,171,883 $22  $14,237       $933       ($465)    (840)  ($58) $14,739

Sale of common stock
  under stock plans                 67,021   1      284                                             285

Issuance of common
  stock under retirement
  savings plan                     336,404   3      527                                             530

Conversion of preferred
   stock            (1,578)          1,578                                                           -

Other                                2,140            6                                              6

Net income                                                    3,869                              3,869

Foreign currency trans-
   lation adjustment                                                    (1,498)                 (1,498)

Quasi-reorganization
   related adjustments:
     Utilization of net
         operating loss
           carryforwards                            572                                            572

Balance June 30,
         1993    6,981,706   70  2,579,026  26   15,626       4,802     (1,963)   (840)  (58)   18,503

Issuance of common
   stock under retirement
    savings plan                   324,377   3    1,057                                          1,060

Issuance of common
 stock                          19,700,000 197   54,803                                         55,000

Conversion of preferred
   stock        (6,981,706) (70) 6,981,706  70                                                     -

Other                                  279           61                                             61

Net loss                                                    (39,824)                           (39,824)

Foreign currency trans-
   lation adjustment                                                        248                    248

Balance June 30,
     1994          -          - 29,585,388 296   71,547     (35,022)     (1,715)  (840)  (58)   35,048

Sale of common stock
   under stock plans                85,358   1      149                                            150

Issuance of common
   stock under retirement
    savings plan                   368,823   3      762                                            765

Issuance of common
   stock under bonus plan          168,707   2      324                                            326

Other                                                30                                             30

Net loss                                                     (2,006)                            (2,006)

Foreign currency trans-
   lation adjustment                                                        557                    557

Quasi-reorganization
   related adjustments:
     Utilization of net
          operating loss
             carryforwards                          300                                             300

Balance June 30,
      1995,         -       -   30,208,276 $302 $73,112    ($37,028)    ($1,158)  (840) ($58)   $35,170


The accompanying  notes are an integral part of the consolidated financial statements.


                       CONCURRENT COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

During fiscal year 1995, the Company continued to experience a decline in net sales. Despite the decline, operating income improved by approximately $9.1 million and net cash from operations improved by approximately $4.1 million as a result of the Company's productivity improvements, restructuring and ongoing cost reduction initiatives. The Company continues to manage its resources and to focus its revenue generating activities with the objectives to achieve growth and improve profitability. In addition, the Company recently completed a refinancing of its bank term loan providing the Company with reduced debt service payments and less stringent financial covenant compliance requirements (see Note 3). The Company continues to pursue various additional financing alternatives, including a sale/leaseback of its Oceanport, New Jersey facility (see Note 19), to further improve its financial flexibility. The Company believes that it will be able to meet its obligations when due through its operating and financing efforts.

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

Gains (losses) on foreign currency transactions of $175,000, ($360,000) and $606,000 for the fiscal years ended June 30, 1995, 1994 and 1993, respectively, are included in Other income (expense) - net.

2.  Summary of Significant Accounting Policies, Continued

Cash and Cash Equivalents

For financial statement purposes, short-term investments with original maturities of ninety days or less from the date of purchase are considered cash equivalents.

Cash equivalents are stated at cost plus accrued interest, which approximates market, and represents cash invested in U.S. Government securities, bank certificates of deposit, or commercial paper. Such short-term investments amounted to $480,000 and $2,591,000 at June 30, 1995 and 1994, respectively.

At June 30, 1995, the Company had $684,000 of restricted cash primarily supporting building rental deposits.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis.

Property, Plant and Equipment

Property, plant and equipment are stated at acquired cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of assets ranging from three to forty years.

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

2.  Summary of Significant Accounting Policies, Continued

Income Taxes, Continued

On July 1, 1993, the Company adopted the provisions of FAS No. 109. This standard requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, a deferred tax asset or liability is recognized for temporary differences between financial reporting and income tax bases of assets and liabilities, tax credit carryforwards and operating loss carryforwards. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that such deferred tax assets will not be realized. Utilization of net operating loss carryforwards and tax credits, which originated prior to the Company's quasi-reorganization effected on December 31, 1991, are recorded as adjustments to capital in excess of par value. Prior years' financial statements have not been restated.

The cumulative effect of adopting this standard resulted in the Company recording a $2.0 million non-cash charge reducing its deferred tax assets as of the date of adoption.

Capitalized Software

The Company, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", commences capitalization of software production costs upon the achievement of technological feasibility and ceases capitalization upon the achievement of customer availability. Such costs are amortized over the greater of the ratio of the product's current to total revenue stream or the straight-line method over its estimated useful life. Such amortization period generally does not exceed three years. For the years ended June 30, 1995, 1994 and 1993, amortization expense relating to software production costs which is included as a component of cost of sales amounted to $1,160,000, $445,000 and $436,000, respectively.
Accumulated amortization amounted to $1,325,000 and $165,000, respectively, at June 30, 1995 and 1994. Capitalized software (net) amounted to $965,000 and $1,985,000 at June 30, 1995 and 1994,
respectively.

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

2.  Summary of Significant Accounting Policies, Continued

Income (Loss) per Share, Continued

Fully diluted earnings per share assumes the exercise of all dilutive stock options and common stock purchase warrants and the purchase of treasury stock at the higher of the market price at the end of the year or the average market price during the year. For fiscal year 1993, the computation of fully diluted earnings per share did not have a dilutive effect on earnings per share.

The number of shares used in computing income (loss) per share was 30,095,000, 28,054,000 and 9,765,000 for the years ended June 30,
1995, 1994 and 1993, respectively.

Supplemental income per share for the year ended June 30, 1993 was calculated assuming the Company's comprehensive refinancing (as described in Note 4) took place on July 1, 1992. The Company's supplemental net income per share for the year ended June 30, 1993 was $0.32.

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

3.  Debt and Lines of Credit

On June 29, 1995, the Company completed a refinancing of its then outstanding $15.4 million existing bank term loan (the "Existing Term Loan"), excluding up to $3.0 million in standby letters of credit in connection with overseas lines of credit which remain in place. In connection with this refinancing, the Company has entered into a new agreement providing for a $18.0 million credit facility. The facility includes a $10.0 million term loan (the "Term Loan") and a $8.0 million revolving credit facility (the "Revolver").

3.  Debt and Lines of Credit, Continued

At June 30, 1995, the outstanding balances under the Term Loan and the Revolver were $10.0 and $5.8 million, respectively. The outstanding balance of the Revolver has been classified as a current liability at June 30, 1995. Both the Term Loan and the Revolver bear interest at the prime rate plus 2.0%. The Term Loan is payable in 36 equal monthly installments of $139,000 each, commencing August 1, 1995, with a final payment of approximately $5.0 million payable August 1, 1998. The Revolver may be repaid and reborrowed, subject to certain collateral requirements, at any time during the term ending August 1, 1998. The Company has pledged substantially all of its domestic assets as collateral for the Term Loan and the Revolver. The Company may repay the Term Loan at any time without penalty. In the event of a sale or sale/leaseback of its Oceanport and Tinton Falls facilities, the Company is required to make a prepayment of the Term Loan up to an amount equal to 75% of the net
sale proceeds.   Certain early termination fees apply if the Company
terminates the facility in its entirety prior to August 1, 1998.

The new agreement contains various covenants and restrictions, which among other things (1) place certain limits on corporate acts of the Company such as fundamental changes in the corporate structure of the Company, investments in other entities, incurrence of additional indebtedness, creation of liens or certain distributions or dispositions of assets, including cash dividends, and (2) require the Company to meet financial tests on a periodic basis, the most restrictive of which relate to the maintenance of collateral coverage and debt coverage all as defined in the agreement. In addition, the new agreement contains a subjective provision entitling the lender to accelerate payments under the Term Loan and Revolver.

At June 30, 1994, the outstanding balance under the Existing Term Loan, which resulted from modifications of a previous term loan in connection the 1993 Refinancing (defined in Note 4), was $23.0 million and bore interest, at the Company's option, at an annual rate equal to either the prime rate plus 1.0%, or the London Interbank Offered Rate (LIBOR) plus 3.0%. The Existing Term Loan was payable in 24 equal monthly installments of $687,500 each, commencing July 30, 1993, with a final payment of $12.0 million (reduced from $15 million) payable October 1, 1995. The Company had pledged substantially all of its domestic assets as collateral for the Existing Term Loan. The Company was able to prepay the Existing Term Loan at any time without penalty.

	Since the 1993 Refinancing, the Existing Term Loan was amended from time to time to provide the Company with greater financial flexibility.
The various amendments provided for amendments to and waivers of certain financial covenants, deferrals of certain scheduled debt payments, extension of the maturity date from June
30, 1995 to October 1, 1995, up to $3.0 million in standby letters of credit in connection with overseas lines of credit and the issuance of 600,000 stock purchase warrants to the banks with an exercise price per share of $1.50 which was equal to the then fair market value. The warrants expired unexercised on September 30, 1994.

3.  Debt and Lines of Credit, Continued

Although the Company's original term loan agreement was terminated as part of the recapitalization of the Company in November 1991, the terms of an interest rate swap agreement remained in effect until it was bought-out in connection with the 1993 Refinancing. The fixed rate under the swap agreement resulted in additional interest expense of $822,000 for the year ended June 30, 1993.

The net proceeds of the 1993 Refinancing ($55.0 million) together with $11.9 million of Company cash were used to redeem in full the Subordinated Debt. The Subordinated Debt of $55 million in principal amount issued on November 22, 1991 bore interest at an annual rate of 12.08%, payable semi-annually on March 15 and September 15 and payable in additional Subordinated Debentures in lieu of cash for up to the first three years, but not less than the first two years.

The principal amount of the Subordinated Debt, including notes issued in lieu of payment of cash interest, was payable in a lump sum at maturity on December 31, 1997. Subordinated Debt issued and accrued in lieu of cash interest amounted to approximately $0.6 million and $7.4 million for the years ended June 30, 1994 and 1993, respectively.

The Company's foreign subsidiaries have certain bank borrowing arrangements in local currencies which provide for borrowings of up to $8,861,000 at prevailing rates of interest ranging from 2.375% to 9.4% at June 30, 1995. At June 30, 1995, $6,716,000 of demand notes were outstanding under such arrangements of which $3,375,000 is guaranteed by the minority shareholder in the Company's Japanese subsidiary and $2,749,000 is guaranteed by the Company. Foreign unused lines of credit can be withdrawn at any time at the option of either the Company or the lending institutions.

 	Annual maturities of all the Company's debt for the fiscal years ended June 30, 1996 through 2000, and thereafter, are as follows:


	(Dollars in thousands)
                                        Annual
                                      Maturities
   1996                                $14,006
   1997                                  2,048
   1998                                  2,108
   1999                                  5,380
   2000                                      -
   Thereafter                                -

                 Total                           $23,542

4.  Refinancing

On July 21, 1993, the Company completed a comprehensive refinancing (the "1993 Refinancing"). The 1993 Refinancing consisted of the following: a) the sale and issuance of 19,700,000 shares of common stock, with a par value of $0.01, at a price of $3.00 per share for $59.1 million less issuance costs of approximately $4.1 million (the "Offering"); b) the modification of the Company's then existing bank term loan to, among other things, extend the maturity date and reduce the interest rate; and c) the conversion of all of the 6,981,706 outstanding shares of the Company's convertible participating preferred stock (the "Convertible Preferred Stock") into shares of common stock at a ratio of one to one.

The net proceeds of the Offering ($55.0 million) together with $11.9 million of Company cash were used to redeem in full the Company's outstanding 12.08% Senior Subordinated Notes due 1997 (the "Subordinated Debt") at face amount, plus accrued interest, as of July 21, 1993. The Subordinated Debt was originally recorded with an original issue discount resulting in an effective yield-to-maturity of 25%. The redemption of the Subordinated Debt resulted in an extraordinary charge reducing net income by $23.2 million during the first quarter of fiscal year 1994 based on an aggregate cash redemption price of $66.9 million and a book value of $43.7 million. The 1993 Refinancing, including the effect of the redemption of the Subordinated Debt and related $23.2 million extraordinary charge, resulted in a $31.8 million increase to stockholders' equity as of the date the transactions were completed.

The extraordinary loss on the early extinguishment of debt is determined as follows:

(Dollars in thousands)

Face amount of Subordinated Debt          $64,206
Accrued interest on Subordinated Debt       2,715
 Sub-total                                 66,921

Book value of Subordinated Debt           (43,728)

Extraordinary loss                        $23,193

The extraordinary loss on the early extinguishment of debt did not result in the recognition of a tax benefit due to a difference in the financial reporting and tax bases of the underlying subordinated debt.

5.  Provision for Restructuring

In January 1995 and April 1995, the Company's senior management approved plans to restructure its operations. The restructuring plans provided for a reduction of approximately 175 worldwide employees and the downsizing or closing of office locations. In connection with the restructurings, the Company recorded a $2.7 million and a $0.5 million provision for restructuring during the quarters ended March 31, 1995 and June 30, 1995, respectively. The provision during the quarter ended March 31, 1995 is net of a $0.5 million release of an excess restructuring reserve previously recorded during the three months ended September 30, 1993. The provision includes employee terminations in positions ranging from the staff level to the middle management level, office closings or downsizings and other related costs which represented approximately 60%, 30% and 10% of the provision, respectively. During the year ended June 30, 1995, the actual cash payments related to the 1995 restructurings amounted to approximately $2.4 million and were primarily related to employee termination costs.

During the three months ended September 30, 1993, the Company recorded a provision for restructuring of $12.0 million in connection with its operational restructuring to reduce its worldwide cost structure. The provision included employee terminations, office closings or downsizings and other related costs which represented approximately 65%, 25% and 10% of the provision, respectively.

6.  Change in Accounting Estimate

During the three months ended December 31, 1994 and 1993, the Company recorded a sales and use tax credit of $1.0 million, or $0.03 per share, and $1.4 million, or $0.05 per share, respectively, related to a change in the estimate of state sales and use tax reserves based on a final state audit determination.

7.  Concentration of Credit Risk

Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed and collateral is generally not required.

 8.  Inventories

	Inventories consist of:

            (Dollars in thousands)
                                           1995               1994
      Raw Materials                      $ 7,111           $ 9,270
      Work-in-process                        753             2,872
      Finished goods                       6,646             5,687
                                         $14,510           $17,829

9.   Property, Plant and Equipment and Other Long-Term Assets

	Property, plant and equipment consists of:

   	(Dollars in thousands)
                                           1995        1994

     Land                               $ 5,346     $ 5,275
     Buildings                           17,158      16,530
     Machinery and equipment             53,636      47,581
                                         76,140      69,386
     Less: Accumulated depreciation     (37,573)    (26,644)
                                        $38,567     $42,742

For the years ended June 30, 1995, 1994 and 1993, depreciation and amortization expense for property plant and equipment amounted to $10,641,000, $11,685,000 and $12,668,000 respectively.

10.  Accounts Payable and Accrued Expenses

    Accounts payable and accrued expenses consist of:

    (Dollars in thousands)
                                         1995              1994

  Accounts payable - trade            $11,023           $13,327
  Accrued payroll, vacation and other
    employee expenses                   8,510            12,775
  Restructuring costs                   2,568             6,274
  Other accrued expenses                7,184            12,311
                                      $29,285           $44,687
11.	Income Taxes

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

The domestic and foreign components of income (loss) before provision for income taxes, extraordinary gain (loss) on early extinguishment of debt, and the cumulative effect of change in accounting principles are as follows:

(Dollars in thousands)

                         1995          1994         1993

United States         $ (4,705)    $ (5,758)     $  5,797
Foreign                  4,399       (4,573)          372
                      $   (306)    $(10,331)     $  6,169



The components of the provision for income taxes are as follows:

(Dollars in thousands)
                             1995            1994         1993
 Current:
    Federal              $     -         $     -        $  300
    Foreign                 1,700           1,300        1,692
    State                      -               -            72
       Total             $  1,700        $  1,300       $2,064

Deferred:
    Federal              $     -         $     -        $   -
    Foreign                    -               -           236
    State                      -               -            -
       Total             $     -         $     -        $  236

Total                      $1,700        $  1,300       $2,300

11.    Income Taxes, Continued

For the fiscal years ended June 30, 1995 and 1993, the current provision for income taxes includes an equivalent charge of $300,000 and $572,000, respectively, which was fully offset in capital in excess of par value due to the utilization of tax loss carryforwards which originated prior to the Company's quasi-reorganization, effected on December 31, 1991.

A reconciliation of the Federal statutory tax provision to the Company's provision for income taxes is as follows:

	(Dollars in thousands)

                                         1995        1994      1993

Income (loss) before provision for
  income taxes, extraordinary gain
  (loss) and cumulative effect of
  change in accounting principles    $   (306)    $(10,331)  $ 6,169

Tax at Federal statutory rate            (104)      (3,513)    2,097
U.S. Federal and non U.S. net
  operating losses for which no
  tax benefit was recorded              2,890        4,466     1,472
Difference between U.S. and non
  U.S. income tax rates                (1,146)          10       329
Tax benefit related to permanent
  differences                              -            -     (1,496)
State income tax                           -            -         54
Other                                      60          337      (156)
Provision for income taxes              1,700      $ 1,300   $ 2,300

As of June 30, 1995 and 1994, the Company's deferred tax assets were comprised of the following:

         (Dollars in thousands)
                                	      June 30,      June 30,
                                                1995          1994

Gross deferred tax assets related to:
    Net operating loss carryforwards           $37,740       $34,170
    Accumulated depreciation                     3,737         5,042
    Restructuring reserves                       3,253         4,276
    Inventory reserves                           3,300         3,557
    Accrued compensation                           931         1,544
    Post-retirement benefits                       928         1,010
    Other                                        2,426         3,009
    Total Gross deferred tax assets             52,315        52,608
Valuation Allowance                            (52,315)      (52,608)
Net deferred tax assets                        $     0       $     0

11.   Income Taxes, Continued

During fiscal year 1994, the deferred tax liability related to the Company's Subordinated Debt was reversed upon the early extinguishment of such debt. In connection with this reversal, the Company recorded a corresponding increase to its deferred tax asset valuation allowance.

As of June 30, 1995, the Company has remaining net operating loss carryforwards of approximately $104 million for income tax purposes. Approximately $61 million of these net operating loss carryforwards originated prior to the Company's quasi-reorganization, effected on December 31, 1991. In addition, approximately $9 million of these net operating loss carryforwards originated subsequent to the Company's quasi-reorganization through the date of the 1993 Refinancing.

Any future benefits attributable to the net operating loss carryforwards which originated prior to the Company's quasi-reorganization are accounted for through adjustments to capital in excess of par value. Under the changes in ownership provisions of
Section 382 of the Internal Revenue Code, future benefits attributable to the net operating loss carryforwards and tax credits which originated prior to the quasi-reorganization are limited to approximately $1.3 million per year and those which originated subsequent to the Company's quasi-reorganization through the date of the 1993 Refinancing are limited to approximately $0.3 million per year. The Company's net operating loss carryforwards begin to expire in 2004. As of June 30, 1995, after giving effect to the aforementioned Internal Revenue Code limitation, the Company has remaining utilizable net operating loss carryforwards of approximately $66 million for income tax purposes.

Deferred income taxes have not been provided on approximately $10 million of undistributed earnings of foreign subsidiaries, which originated subsequent to the Company's quasi-reorganization, primarily due to either the Company's required investment in certain subsidiaries or foreign tax rates which exceed the U.S. tax rate.

Additionally, deferred income taxes have not been provided on approximately $3 million of undistributed earnings of foreign subsidiaries which originated prior to the Company's quasi-reorganization. The impact of both the subsequent repatriation of such earnings and the resulting offset, in full, from the utilization of net operating loss carryforwards will be accounted for through adjustments to capital in excess of par value. The Company has sufficient net operating loss carryforwards remaining to offset such subsequent repatriation.

12.  Geographic Information

Below is a summary of the Company's 1995, 1994 and 1993 financial data by geographic area.

Dollars in thousands)
                                 1995        1994         1993
Net Sales:
    United States              $ 75,362     $106,256    $141,355
    Intercompany                 15,265       17,241      20,938
                                 90,627      123,497     162,293

    Europe                       39,431       43,807      47,031
    Intercompany                    127           38          19
                                 39,558       43,845      47,050

    Asia/Pacific                 14,100       14,380      16,051
    Japan                         7,818       11,759      12,299
    Other                         3,433        2,829       3,728
                                 25,351       28,968      32,078
                                155,536      196,310     241,421
    Eliminations                (15,392)     (17,279)    (20,957)
       Total                   $140,144     $179,031    $220,464

Operating income (loss):
    United States              $ (2,398)    $ (3,836)   $ 18,440
    Europe                        4,602       (2,432)       (493)
    Asia/Pacific                  3,809        2,010       2,237
    Japan                        (1,792)        (103)        493
    Other                           863          853       1,050
    General corporate expenses   (2,741)      (2,976)     (3,179)
    Eliminations                   (261)        (509)        190
       Total                   $  2,082     $ (6,993)   $ 18,738

                                  1995         1994
Identifiable assets:
    United States              $106,510     $128,147
    Europe                       24,493       26,748
    Asia/Pacific                  7,441        6,115
    Japan                        11,559       12,113
    Other                         1,807        1,815
    Corporate                     5,489        8,285
    Eliminations                (58,940)     (60,053)
       Total                   $ 98,359     $123,170

12.	Geographic Information, Continued

Intercompany transfers between geographic areas are accounted for at prices similar to those available to comparable unaffiliated customers. Sales to unaffiliated customers outside the U.S., including U.S. export sales, were $66,913,000, $73,893,000 and $83,134,000 for the years ended June 30, 1995, 1994 and 1993, respectively, which amounts represented 48%, 41%, and 38% of total sales for the respective years.

Sales to the U.S. Government and its agencies amounted to $39,207,000, $54,757,000 and $64,340,000, respectively, for the years ended June 30, 1995, 1994 and 1993, which amounts represented 28%, 31% and 29% of total sales for the respective years. The Company's revenues are derived from various customer sources including Unisys Corp., the prime contractor under the U.S. Department of Commerce's Next Generation Radar (NEXRAD) program and the U.S. Department of Commerce under the NEXRAD program. Sales to Unisys Corp. amounted to $7,473,000, $22,245,000 and $35,723,000, respectively, for the years ended June 30, 1995, 1994 and 1993, which amounts represented 5%, 12% and 16%, respectively, of total revenues. Sales directly to U.S. Department of Commerce amounted to $10,022,000 for the year ended June 30, 1995 which amount represented 7% of total revenues.

13.	Retirement Benefits

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

The Company's annual and matching contributions under this plan are as follows:

(Dollars in thousands)
                                                1995       1994     1993

         Annual contribution in common stock $   518   $    767  $ 1,100
         Matching contribution                   251        333      359
            Total                            $   769    $ 1,100  $ 1,459

The Company's annual contribution under this Plan for the year ended June 30, 1995 was funded in common stock of the Company during the quarter ending September 30, 1995.

Certain foreign subsidiaries of the Company maintain pension plans for their employees which conform to the common practice in their respective countries. The pension expense related to these plans amounted to $381,000, $213,000 and $286,000 for the years ended June 30, 1995, 1994 and 1993, respectively.

13.	Retirement Benefits, Continued

The Company's net pension expense (income) for the years ended June 30, 1995, 1994 and 1993 consists of the following components:

(Dollars in thousands)
                                         1995         1994       1993

          Service cost                 $   645       $ 522      $ 509
          Interest cost                    653         546        539
          Return on plan assets           (661)       (707)    (1,324)
          Net amortization and deferral   (256)       (148)       562
                                       $   381       $ 213      $ 286

The funded status of the Company's international pension plans at June 30, 1995 and 1994 was as follows:

(Dollars in thousands)
                                                     1995       1994

Actuarial present value of benefit obligations:
Vested benefit obligation                           $7,624    $6,048
Accumulated benefit obligation                       7,783     6,207
Projected benefit obligation                         9,288     7,486
Plan assets at fair value                            9,531     8,718

Plan assets in excess of projected
   benefit obligation                                  243     1,232
Unrecognized net asset at transition                  (418)     (479)
Unrecognized net gain                                 (806)   (1,499)

Accrued pension liability                           $ (981)   $ (746)

In determining the present value of benefit obligations and the expected return on plan assets for the Company's foreign pension plans, the following assumptions were used for the years ended June 30, 1995, 1994 and 1993:

(Dollars in Thousands)
                               1995            1994          1993

Discount rate              6.0% to 9.0%   6.0% to 9.0%   7.5% to 9.0%
    Rate of increase in future
   compensation levels     4.0% to 7.0%   4.0% to 6.0%   5.5% to 6.0%
    Expected long-term
    rate of return         7.0% to 9.0%  7.0% to 10.0%  7.5% to 10.0%


Plan assets are comprised primarily of investments in managed funds consisting of common stock, money market and real estate investments.

14.  Postretirement Benefits Other Than Pensions

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

The unfunded status of the plan at June 30, 1995 and 1994 was as follows:

	Accumulated Postretirement Benefit Obligation:

(Dollars in thousands)
                                         June 30,               June 30,
                                           1995                  1994

Active Ineligible Plan Participants $   790                $ 1,115
Active Eligible Plan Participants       521                    516
Retirees and Dependents               1,275                  1,356
Total accumulated postretirement
   benefit obligation                 2,586                  2,987

Unrecognized net gain                   144                     -
Accrued postretirement benefit
   obligation                       $ 2,730                $ 2,987

The Company's net periodic postretirement benefit expense (income) for the years ended June 30, 1995 and 1994 consist of the following components:

(Dollars in thousands)

                                                 1995        1994

Service cost                                     $116        $188
Interest cost                                     209         238
Return on plan assets                              -           -
Curtailment gain                                 (422)       (300)
                                                ($ 97)       $126

14.  Postretirement Benefits Other Than Pensions, Continued

For the year ended June 30, 1993, the Company recognized postretirement benefit costs as incurred, thus the amounts recognized as expense in prior years are not comparable.

During the years ended June 30, 1995 and 1994, the Company recorded a curtailment gain of $422,000 and $300,000, respectively as a result of the reduction in work force in connection with several restructuring initiatives undertaken by the Company.

In determining the accumulated postretirement benefit obligation for the years ended June 30, 1995 and 1994, the assumed weighted average discount rate was 7.5% and the assumed rate of increase in compensation was 5.0%.

Assumed health care cost increases, estimated to be 9% for the fiscal year 1996, decline at a rate of approximately 0.5% to 1.0% per year to the ultimate trend rate of 5.0% in the year 2001. Notwithstanding the above, a 1% increase in the health care cost trend rate would not have an effect on the accumulated postretirement benefit obligation since the plan provides that the Company's future costs will be capped at the 1993 level.

15.  Employee Stock Plans

The Company has a Stock Option Plan providing for the grant of incentive stock options to employees with an exercise price not less than fair market value and non-qualified stock options
(NSOs) to employees, non-employee directors and consultants with an exercise price not less than 50% of fair market value. The
Stock Option Plan is administered by the Stock Award Committee comprised of members of the Compensation Committee of the Board of Directors or the Board of Directors, as the case may be. Under the plan, the Stock Award Committee may award, in addition to stock options, shares of Common Stock on a restricted basis. The plan also specifically provides for stock appreciation rights and authorizes the Stock Award Committee to provide, either at the time of the grant of an option or otherwise, that the option may be cashed out upon terms and conditions to be determined by the Committee or the Board.
Only stock options, which for the most part contain limited stock appreciation rights in connection with a change of control followed by certain subsequent events, have been granted under the plan. The plan terminates on January 31, 2002. Stockholders have approved the purchase of up to 3,929,841 shares under the plan.

15.  Employees Stock Plans, Continued

Changes in options outstanding under the plan during the years ended June 30, 1993, 1994 and 1995 are as follows:

                                             Number of
                                          Options    Price Per Option
Outstanding at June 30, 1992              987,316  $  .10  -  $58.75
Granted                                   759,663  $ 2.13  -  $ 6.50
Exercised                                  (2,140) $ 1.88  -  $ 4.38
Canceled                                  (41,648) $ 1.88  -  $53.75

Outstanding at June 30, 1993            1,703,191  $  .10  -  $58.75
Granted                                 1,787,596  $ 1.63  -  $ 3.31
Exercised                                    (283) $ 1.88  -  $ 2.13
Canceled                                 (697,663) $ 1.88  -  $58.75

Outstanding at June 30, 1994            2,792,841  $  .10  -  $56.25
Granted                                 3,128,942  $  .875 -  $ 2.12
Exercised                                    -             -
Canceled                               (2,685,080) $ 1.63  -  $45.00

Outstanding at June 30, 1995            3,236,703  $  .10  -  $56.25

Included in the 3,128,942 options granted in fiscal year 1995 are 1,917,493 options granted in a stock option repricing program. The stock option repricing program was effected on March 1, 1995 and provided for the repricing of stock options held by current employees and members of the Board of Directors to an exercise price equal to the net asset book value per share at December 31, 1994 (the latest balance sheet date prior to the grant) and the cancellation of a like number of previously granted stock options without restarting the vesting schedule associated with the canceled options or extending the term.

Included in the 1,787,596 options granted in fiscal year 1994 are 777,850 options granted in consideration of the eight-month deferral of worldwide annual merit salary increases and 117,728 options granted in consideration of the cancellation of a like number of previously granted stock options and the restarting of the vesting schedule associated with the canceled options.

Options with respect to 1,413,937 shares of common stock, with an average exercise price of $2.20, were exercisable at June 30, 1995.

The Company has an Employee Stock Purchase Plan (the "Purchase Plan") pursuant to which the Company is authorized to grant rights to employees to purchase up to an aggregate of 1,000,000 shares of common stock in a series of offerings, each of which generally lasts six to twelve months. Unless extended by the stockholders, the Purchase Plan expires December 31, 1997. Substantially all employees are eligible to participate in the Purchase Plan. The purchase price of shares of common stock is limited to the lesser of 85% of the fair market value of the common stock on the commencement of the offering and the last day of the offering. As of June 30, 1995, the Company had issued 390,522 shares and had 609,478 shares of common stock available for issuance pursuant to the Purchase Plan.

16.	Rights Plan

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

The adoption of the plan reinstated a similar rights plan put in place in July 1989, which was terminated in connection with the recapitalization of the Company in November 1991 to avoid its inadvertent trigger.

17.  Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of quarterly financial results for the years ended June 30, 1995 and 1994:

(Dollars in thousands, except per share amounts)

	1995
			Three Months Ended

                                   September   December    March     June
                               30, 1994   31, 1994   31, 1995  30, 1995

Net sales                       $41,508    $37,786    $30,344   $30,506

Gross margin                    $18,777    $17,286    $11,384   $13,220

Net income (loss) (a)            $1,674     $1,040    $(4,985)     $265

Net income (loss) per share       $0.06      $0.03     $(0.17)    $0.01

17.  Quarterly Consolidated Financial Information (Unaudited), Continued

(a)	Net income/(loss) for the three months ended March 31, and June
30, 1995 reflect a provision for restructuring of $2.7 and $0.5 million, respectively. Net income for the three months ended December 31, 1994 reflects a sales and use tax credit of $1,000,000. Net income for the three months ended June 30, 1995 reflects an adjustment to inventory reserves of $0.9 million.

	1994

                                           Three Months Ended
                                September    December     March      June
                            30, 1993     31, 1993   31, 1994   30, 1994

Net sales                    $49,360      $40,688    $44,059    $44,924

Gross margin                 $22,852      $15,783    $17,531    $19,875

    Income (loss) before
    extraordinary loss and
    cumulative effect of
    change in accounting
    principles              $(11,015)     $(3,492)      $579     $2,297

Net income (loss) (a)       $(39,208)     $(3,492)      $579     $2,297

Income (loss) per share: (b)

    Income (loss) before
    extraordinary loss and
    cumulative effect of
    change in accounting
principles                    $(0.47)      $(0.12)     $0.02      $0.08

Net income (loss)             $(1.67)      $(0.12)     $0.02      $0.08


(a) Net loss for the three months ended September 30, 1993 reflects an extraordinary loss on early extinguishment of debt of $23,193,000 ($0.99 per share), a cumulative effect of change in accounting principles of $5.0 million ($0.21 per share) and a provision for restructuring of $12.0 million. Net loss for the three months ended December 31, 1993 reflects a sales and use tax credit of $1,440,000. Net income for the three months ended June 30, 1994 reflects an adjustment to inventory reserves of $1.5 million.

17.  Quarterly Consolidated Financial Information (Unaudited), Continued

(b) Net income (loss) per share when added does not equal the reported fiscal year amount primarily due to the effect on average shares outstanding from the issuance of 324,377 shares of common stock during the three months ended September 30, 1993 in connection with the annual contribution to the Company's retirement savings plan for fiscal year 1993 and the issuance of 19,700,000 shares of common stock and the conversion of 6,981,706 shares of Convertible Preferred Stock to common stock during the three months ended September 30, 1993 in connection with the 1993 Refinancing (see Note 4).

18.	Commitments and Contingencies

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

At June 30, 1995, future minimum payments under noncancelable operating leases for the fiscal years ending June 30 of each year are as follows:

	(Dollars in thousands)

           1996                         $ 4,551
           1997                           3,127
           1998                           1,753
           1999                             146
           2000                              90
           2001 and thereafter              182
                                        $ 9,849

Rent expense amounted to $6,686,000, $8,369,000, and $9,731,000 for the years ended June 30, 1995, 1994 and 1993, respectively.

The Company, from time to time, is involved in litigation incidental to the conduct of its business. The Company and its counsel believe that such pending litigation will not have a material adverse effect on the Company's results of operations or financial condition.

Additionally, the U.S. government has asserted that the Company's prices for shipments of spare parts prior to 1994 under the U.S. Department of Commerce's Next Generation Weather Radar (NEXRAD) program were too high. No claim or action has been filed against the Company. The Company believes that its pricing practices are in compliance with applicable regulations and intends to vigorously defend against any claim. Although there can be no assurance, the Company expects that any resolution of the matter will not have a material adverse affect on the Company's financial condition or liquidity.

18.  Commitments and Contingencies, Continued

The Company has entered into employment agreements with its executive officers. In the event an executive officer is terminated directly by the Company without cause or in certain circumstances constructively by the Company, the terminated officer will be paid severance compensation for a one-year period (a two-year period in the case of the Chief Executive Officer) in an annualized amount equal to the respective officer's annual salary then in effect plus an amount equal to the then most recent annual bonus paid or, if determined, payable, to such officer. At June 30, 1995, the maximum contingent liability under these agreements is approximately $1.9 million. The Company's employment agreements with its executive officers contain certain offset provisions, as defined in their respective agreements.

On May 5, 1992, the Company completed the sale of its Cork, Ireland facility to the Industrial Development Authority (the "IDA"). Under the terms of this agreement, the Company is required to maintain its European service/repair center in Ireland through April 30, 1998 and maintain minimum employment levels. In the event the Company does not meet these requirements, the IDA may require payment of up to approximately $590,000 (360,000 Irish pounds). The Company's contingent obligation to the IDA is collateralized by the machinery and equipment of the Company's Ireland subsidiary.

19.  Subsequent Event

On September 26, 1995, the Company entered into a contract providing for the sale/leaseback of its Oceanport, New Jersey facility. The transaction is expected to close during the quarter ending December 31, 1995. The $15 million sales price will be reduced by estimated selling costs of approximately $1.0 million. A portion of the net proceeds will be applied to the remaining outstanding balance of the Term Loan (approximately $9.3 million). The remainder of the net proceeds will be then available for working capital purposes. However, there can be no assurance that the transaction will be completed as contemplated.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   During fiscal year 1995, the Company continued to experience a decline in net sales. Sales cycles in many of the Company's markets tend to be protracted thus delaying certain orders and revenues. In addition, intense competition, rapid advances in technology, government spending levels and general economic conditions impact the Company's business. Despite the decline, operating income improved by approximately $9.1 million and net cash from operations improved by approximately $4.1 million as a result of the Company's productivity improvements, restructuring and ongoing cost reduction initiatives. The Company continues to manage its resources and to focus its revenue generating activities with the objectives to achieve growth and improve profitability. In addition, the Company continues to pursue various additional financing alternatives, including a sale/leaseback of its Oceanport, New Jersey facility, to improve its financial flexibility. The Company believes that it will be able to meet its obligations when due through its operating and financing efforts.

   During the second half of fiscal year 1995, revenues from international markets exceeded those of North America. International sales and business opportunities for the Company's standards based, POSIX compliant MAXION multiprocessor system appear to be gaining momentum. The decline in North America business is due to the anticipated decline in sales of proprietary systems, reduced shipments under the U.S. Department of Commerce's Next Generation Weather Radar (NEXRAD) program and less than anticipated open systems business. The Company is pursuing a number of major program opportunities for its MAXION systems. Prospects are promising but uncertain. Given the long (6-18 months) selling cycle for such programs, the benefits from such programs may not be realized for more than six months.

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

   One of the goals of the Company's strategy is to minimize the effect of the anticipated decline in sales of the Company's proprietary systems and traditional maintenance and support services, while increasing sales of its open systems and associated services. Since the average selling price of an open system is considerably less than the average selling price of a proprietary system, the number of total systems sold must increase to maintain and grow revenues. A shift in sales from proprietary systems, however, is likely to result in lower gross margins as the gross margins on open systems are currently lower than gross margins on proprietary systems. The Company's operating income would be adversely affected by such a shift unless total net sales increase, the gross margins on its open systems improve and/or total operating expenses are further reduced. Although there can be no assurance that this will be the case, the Company believes gross margins on its open systems will improve as the shift to customer purchases of larger multiprocessor and server-class systems increases.


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

                                                 1995      1994*    1993*
Net sales:
   Computer systems                              51.4%     56.0%    60.3%
   Service and other                             48.6      44.0     39.7

      Total net sales                            100.0    100.0    100.0

Cost of sales (% of respective sales category):
   Computer systems                               53.6     54.3     45.1
   Service and other                              60.0     61.6     63.5

      Total cost of sales                         56.7     57.5     52.4

Gross margin                                      43.3     42.5     47.6

Operating expenses:
   Research and development                       13.9     13.3     12.2
   Selling, general and administrative            26.3     27.2     26.9
   Provision for restructuring                     2.3      6.7       -
   Sales and use tax credit                       (0.7)    (0.8)      -

   Total operating expenses                       41.8     46.4     39.1

Operating income (loss)                            1.5     (3.9)     8.5

Interest expense                                  (1.9)    (1.9)    (6.1)
Interest income                                    0.4      0.3      0.5
Other non-recurring charge                        (0.7)      -        -
Other income (expense) - net                       0.5     (0.3)    (0.1)

Income (loss) before provision for income
   taxes, extraordinary loss and cumulative
   effect of change in accounting principles      (0.2)    (5.8)     2.8

Provision for income taxes                         1.2      0.7      1.0

Income (loss) before extraordinary loss and
   cumulative effect of change in accounting
   principles (a)                                 (1.4)%   (6.5)%    1.8%

* Reclassified to conform to current year presentation.

(a)	The percentage for the year ended June 30, 1994 excludes a $23.2 million extraordinary loss on early extinguishment of debt and a $5.0 million non-cash charge for the cumulative effect of change in accounting principles.

Results Of Operations

Fiscal Year 1995 in Comparison to Fiscal Year 1994

Net Sales

	Net sales for fiscal year 1995 were $140.1 million, a decrease of $38.9 million from fiscal year 1994. This decrease was due to a decrease of $28.2 million, or 28.1%, in computer systems sales and a decrease of $10.7 million, or 13.5%, in service and other revenues. The decrease in computer system sales was primarily due to the anticipated decline in sales of proprietary systems and reduced shipments under the U.S. Department of Commerce's Next Generation Weather Radar (NEXRAD) program. Although sales of open systems remained constant, sales of the Company's MAXION open systems increased while sales of other open systems declined. The decrease in service and other revenues was primarily due to the decline in computer system sales experienced in prior periods which resulted in fewer maintenance contracts and a decline in renewal rates on maturing contracts partially offset by approximately $3.3 million related to the impact of favorable foreign exchange rates.

Gross Margin

	Gross Margin, as measured in dollars and as a percentage of net sales, was $60.6 million and 43.3%, respectively, for fiscal year 1995 compared to $76.0 million and 42.5%, respectively, for fiscal year 1994. The decrease in gross margin dollars was primarily due to the aforementioned decline in net sales partially offset by cost savings resulting from the operational restructurings implemented during fiscal year 1994 and fiscal year 1995. The increase in gross margin as a percentage of net sales was primarily due to cost savings resulting from the operational restructurings implemented during fiscal year 1994 and fiscal year 1995 partially offset by the decline in net sales.

Operating Income

	Operating income for fiscal year 1995 was $2.1 million compared to operating loss of $7.0 million for fiscal year 1994. The $9.1 million increase in operating income was due to a $16.1 million reduction in operating expenses and a net reduction of $8.8 million in the provision for restructuring (a $3.2 million provision for restructuring in the current year offset by a $12.0 million provision for restructuring in the prior year) partially offset by the $15.4 million decrease in gross margin and a $0.4 million reduction in the sales and use tax credit as compared to a similar credit in the prior year. The sales and use tax credit in both periods relates to a change in the estimate of state sales and use tax reserves based on a final state audit determination.

	The $16.1 million decrease in operating expenses was primarily due to a $11.7 million decrease in selling, general and administrative expenses and a $4.4 million decrease in net research and development expenses. The
$4.4 million decrease in net research and development expenses reflects a $5.8 million decrease in gross research and development expenses partially offset by a $1.4 million decrease in the amount of software production costs which were capitalized during the period. The decrease in selling, general and administrative and gross research and development expenses is primarily due to cost savings resulting from the operational restructurings implemented during fiscal year 1994 and fiscal year 1995.

Income (Loss) Before Extraordinary Gain (Loss) and Cumulative Effect of Change in Accounting Principles

	Loss before extraordinary loss and cumulative effect of change in accounting principles was $2.0 million for fiscal year 1995 compared to a loss of $11.6 million for fiscal year 1994. The $9.6 million change results from the $9.1 million increase in operating income and a $0.5 million net decrease in non-operating expenses. The decrease in non-operating expenses was primarily due to a $0.8 million decrease in interest expense resulting from the reduction of the Company's indebtedness, a $0.6 million increase in income related to minority interest and a $0.5 million decrease in foreign exchange losses partially offset by a $1.0 million other non-recurring charge incurred in the current year period and a $0.4 million increase in the provision for income taxes. The $1.0 million other non-recurring charge incurred in the current year was a result of an adjustment of the carrying value of the Company's Tinton Falls, New Jersey facility to its net realizable value based on current market conditions. The increase in the provision for income taxes relates primarily to international operations.

Fiscal Year 1994 in Comparison to Fiscal Year 1993

Net Sales

	Net sales for fiscal year 1994 were $179.0 million, a decrease of $41.4 million from fiscal year 1993. This decrease was due to a decrease of $32.6 million, or 24.5%, in computer systems sales and a decrease of $8.8 million, or 10.1%, in service and other revenues. The decrease in computer system sales was primarily due to a decline in worldwide business resulting from declines and delays in certain government spending around the world, including shipments of spare parts under the U.S. Department of Commerce's Next Generation Weather Radar (NEXRAD) program, and the highly competitive nature of the real-time computer industry. The decrease in service and other revenues was primarily due to the decline in computer system sales experienced in prior periods which resulted in fewer maintenance contracts, a decline in renewal rates on maturing contracts and approximately $0.7 million related to the impact of unfavorable foreign exchange rates.

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

Financial Resources and Liquidity

	The liquidity of the business is dependent on many factors, including sales volume, operating profit ratio, debt service and the efficiency of asset utilization and turnover. The future liquidity of the Company's business will depend to a significant extent on: 1) the actual versus anticipated decline in sales of proprietary systems and traditional services; 2) its ongoing cost control efforts; 3) its ability to generate significant revenue growth from its open systems; and 4) access to additional sources of financing and/or equity, if necessary.

	The liquidity of the business is also affected by: 1) the timing of shipments which predominantly occur during the last month of the quarter;
2) the increasing percentage of sales derived from outside of the United States where there is generally longer accounts receivable collection patterns; 3) the sales level in the United States where related accounts receivable are included in the borrowing base of the Company's revolving credit facility; 4) the number of countries in which the Company operates resulting in the requirement to maintain minimum cash levels in each country; and 5) restrictions in some countries where the Company operates which limit its ability to repatriate cash.

      As of June 30, 1995, the Company had a current ratio of 1.04 to 1, an inventory turnover ratio of 4.9 times and net working capital of $1.9 million. At June 30, 1995, cash and cash equivalents amounted to $5.7 million and accounts receivable amounted to $25.5 million.

     On June 29, 1995, the Company completed a refinancing of its then outstanding $15.4 million existing bank term loan (the "Existing Term Loan"), excluding up to $3.0 million in standby letters of credit in connection with overseas lines of credit which remain in place. In connection with this refinancing, the Company has entered into a new agreement providing for a $18.0 million credit facility. The facility includes a $10.0 million term loan (the "Term Loan") and a $8.0 million revolving credit facility (the "Revolver"). The completion of the refinancing of the bank term loan provides the Company with greater financial flexibility with respect to its debt service payments and financial covenant compliance requirements. The terms of the Existing Term Loan would have required the Company to make a final payment of $12.0 million at maturity on October 1, 1995.

     At June 30, 1995, the outstanding balances under the Term Loan and the Revolver were $10.0 and $5.8 million, respectively. The outstanding balance of the Revolver has been classified as a current liability at June 30, 1995. Both the Term Loan and the Revolver bear interest at the prime rate plus 2.0%. The Term Loan is payable in 36 equal monthly installments of $139,000 each, commencing August 1, 1995, with a final payment of approximately $5.0 million payable August 1, 1998. The Revolver may be repaid and reborrowed, subject to certain collateral requirements, at any time during the term ending August 1, 1998. The Company has pledged substantially all of its domestic assets as collateral for the Term Loan and the Revolver. The Company may repay the Term Loan at any time without penalty. In the event of a sale or sale/leaseback of its Oceanport and Tinton Falls facilities, the Company is required to make a prepayment of the Term Loan up to an amount equal to 75% of the net sale proceeds. Certain early termination fees apply if the Company terminates the facility in its entirety prior to August 1, 1998.

     In connection with the restructuring of its operations, the Company recorded a provision for restructuring of $2.7 million and $0.5 million during the quarters ended March 31, 1995 and June 30, 1995, respectively. The restructuring provision includes employee terminations of approximately 175 worldwide employees in positions ranging from the staff level to the middle management level, office closings or downsizings and other related costs which represented approximately 60%, 30% and 10% of the provision, respectively. The Company estimates that the cost savings related to the restructuring of its operations will be approximately $2.7 million per quarter when fully realized. Such savings began during the third quarter of fiscal year 1995 and will be fully realized during the first quarter of fiscal year 1996. Total cash savings began during the quarter ending June 30, 1995 and will not be substantially realized until the quarter thereafter primarily due to employee termination costs. During the year ended June 30, 1995, the actual cash payments related to the 1995 restructurings amounted to approximately $2.4 million and were primarily related to employee termination costs. The Company believes that it will be able to fund the cash outlays through cash flow from operations and effective cash management.

	Although management believes that improvements in cash flow will result from the refinancing of the bank term loan, restructuring of operations and other actions which will enhance the Company's ability to manage its cash requirements, the short term prospects for the Company's liquidity are dependent to a significant degree upon the level and stability of revenue from sales and service of its computer systems and the Company's ongoing cost control actions. The Company plans to continue to evaluate and manage its resources to anticipated revenue levels to achieve improved profitability and quarter to quarter revenue growth during fiscal year
1996. The Company is also pursuing various additional financing alternatives including a sale or sale/leaseback of its facilities. On
 September 67, 1995, the Company entered into a contract providing for the sale/leaseback of its Oceanport, New Jersey facility. The transaction is expected to close during the quarter ending December 31, 1995. The $15 million sales price will be reduced by estimated selling costs of approximately $1.0 million. A portion of the net proceeds.
Accordingly, the net proceeds will be applied to the remaining outstanding balance of the Term Loan (approximately $9.3 million). The remainder of the net proceeds will be then available for working capital purposes. The Company believes that it will be able to meet its obligations when due through its operating and financing efforts. However, there can be no assurance that the Company's operating and financing efforts will be achieved.

                            CONCURRENT COMPUTER CORPORATION
                            SELECTED FINANCIAL DATA
                                  (Unaudited)

(Dollars in thousands, except per share amounts)

                                                Years Ended June 30,

Income Statement Data        1995     1994      1993     1992      1991

Net sales                 $140,144  $179,031  $220,464  $221,572 $254,945

Gross margin                60,667    76,041   104,841   104,711   93,659

Operating income (loss)      2,082    (6,993)   18,738    16,783  (33,922)

Income (loss) before
 extraordinary gain (loss)
 and cumulative effect
 of change in  accounting
 principles                 (2,006)  (11,631)    3,869      (955) (66,834)

Net income (loss)          ($2,006) ($39,824)   $3,869   $60,147 ($66,834)

Income (loss) per share:

Income (loss) before
 extraordinary gain (loss)
 and cumulative effect
 of change in  accounting
 principles                 ($0.07)   ($0.41)    $0.40    ($0.13) ($35.46)

  Net income (loss)         ($0.07)   ($1.42)    $0.40     $8.00  ($35.46)


                                              At June 30,

Balance Sheet Data        1995       1994       1993      1992     1991

Cash and short-term
    investments          $5,728     $9,374    $30,422   $20,611  $23,439

Working capital           1,865       (616)    36,673    22,742 (146,937)

Total assets             98,359    123,170    157,086   158,136  213,351

Long-term debt            9,536     13,240     67,938    61,613    2,131

Redeemable preferred stock   -          -          -         -       900

Stockholders' equity
 (deficiency)            35,170     35,048     18,503    14,739  (69,195)

Book value per share      $1.16      $1.18      $1.94     $1.61  ($36.15)


                                        Schedule II
                             Concurrent Computer Corporation

                            Valuation and Qualifying Accounts
                  For the Years Ended June 30, 1995 1994 and 1993

(Dollars in thousands)

                         Balance at   Charged to                       Balance
                         Beginning    Costs and                Other    at End
Description                of Year    Expenses    Deductions     (a)    of Year

Reserves and allowances
 deducted from asset
 accounts:

1995

Reserve for inventory
 obsolescence and
 shrinkage                $ 6,138     $ 5,037      $(2,712)(b) $  81  $ 8,544

Allowance for
 doubtful accounts          3,405         130       (2,117)(c)    16    1,434

1994

Reserve for inventory
 obsolescence and
 shrinkage                $ 3,167     $ 4,461      $(1,753)(b) $ 263  $ 6,138

Allowance for
 doubtful accounts          2,173       2,114         (882)(c)     -    3,405

1993

Reserve for inventory
 obsolescence and
 shrinkage                $ 1,662     $ 1,840      $  (335)(b) $   -  $ 3,167

Allowance for
 doubtful accounts          2,121          52            -         -    2,173



(a)	Includes adjustments to the reserve account and allowance for doubtful accounts for foreign currency translation.

(b)	Charges and adjustments to the reserve account primarily for inventory write-offs.

(c)	Charges to the reserve account for uncollectible amounts written off and credits issued during the year.