Form 10-Q
period 1995-09-30
CONCURRENT COMPUTER CORP/DE
filed 1995-11-14
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549




                            FORM 10-Q


	     (Mark One)

             X      Quarterly Report Pursuant to Section 13 or
                    15(d) of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1995

                               or

                    Transition Report Pursuant to Section 13 or
                    15(d) of the Securities Exchange Act of 1934

For the Transition Period from          to


                     Commission File No. 0-13150


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

Yes  X        No


Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of November 1, 1995 were 30,569,159.


PART I.   Financial Information
Item 1.   Financial Statements

                     Concurrent Computer Corporation
                 Consolidated  Statements of Operations

(Dollars in thousands, except per share amounts)


                                                Three Months Ended
                                                   September 30,

                                                  1995      1994

Net Sales:
  Computer systems                              $11,533    $23,873
  Service and other                              14,919     17,635
      Total                                      26,452     41,508

Cost of sales:
  Computer systems                                6,471     12,179
  Service and other                               8,776     10,552
      Total                                      15,247     22,731

Gross margin                                     11,205     18,777

Operating expenses:
  Research and development                        3,715      5,421
  Selling, general and administrative             7,952     10,198

      Total operating expenses                   11,667     15,619

Operating income (loss)                            (462)     3,158

Interest expense                                   (694)      (724)
Interest income                                     111        182
Other non-recurring charge                       (1,700)         -
Other income (expense) - net                       (487)       158

Income (loss) before provision for income taxes  (3,232)     2,774

Provision for income taxes                          400      1,100

Net income (loss)                               ($3,632)    $1,674

Net income (loss) per share                      ($0.12)     $0.06

         The accompanying notes are an integral part of the consolidated financial statements.



                         Concurrent Computer Corporation
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                        September 30,     June 30,
                                            1995	         1995
       ASSETS
Current assets:
  Cash and cash equivalents                $3,345           $5,728
  Accounts receivable - net                24,646           25,456
  Inventories                              13,559           14,510
  Prepaid expenses and
      other current assets                  3,845            4,303
    Total current assets                   45,395           49,997

Property plant and equipment - net         35,899           38,567
Other long-term assets                      7,336            9,795

Total assets                              $88,630          $98,359

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                            $6,118           $6,716
  Current portion of long-term debt         1,668            1,529
  Revolving credit facility                 3,471            5,761
  Accounts payable and accrued expenses    25,714           29,285
  Deferred revenue                          5,119            4,841
    Total current liabilities              42,090           48,132

Long-term debt                              9,012            9,536
Other long-term liabilities                 5,313            5,521

Stockholders' equity:

  Common stock                                306              302
  Capital in excess of par value           73,729           73,112
  Accumulated deficit after
     eliminating accumulated deficit of
     $81,826 at December 31, 1991,
     date of quasi-reorganization         (40,660)         (37,028)
  Treasury stock                              (58)             (58)
  Cumulative translation adjustment        (1,102)          (1,158)
    Total stockholders' equity             32,215           35,170

Total liabilities and stockholders'
   equity                                 $88,630          $98,359



       The accompanying notes are an integral part of the
                  consolidated financial statements.

                      Concurrent Computer Corporation
                   Consolidated Statements of Cash Flows
                           (Dollars in thousands)

                                               Three Months Ended
                                                  September 30,
                                                1994          1995

Cash flows provided by
    (used by) operating activities:
 Net income (loss)                            ($3,632)      $1,674
 Adjustments to reconcile net income (loss)
   to net cash provided by (used by)
   operating activities:
   Depreciation, amortization and other         3,067        3,167
   Provision for inventory reserves               636          815
   Non-cash taxes                                  -           700
   Non-cash interest and amortization
     of financing costs                            93          130
   Other non-recurring charge                   1,700            -
   Decrease (increase) in current assets:
     Accounts receivable                          266        1,505
     Inventories                                  233         (875)
      Prepaid expenses and other current assets   246          493
   Decrease in current liabilities,
     other than debt obligations               (2,416)      (3,199)
   Increase in other long-term assets             (50)         (34)
   Decrease in other long-term liabilities       (122)        (229)

    Total adjustments to net income (loss)      3,653        2,473

Net cash provided by operating activities          21        4,147

Cash flows used by investing activities:
  Additions to property, plant and equipment     (704)      (1,468)

Cash flow provided by (used by)
      financing activities:
  Net proceeds of notes payable                   476          689
  Net proceeds (payments) of
      revolving credit facility                (2,290)           -
  Repayment of long-term debt                    (368)      (2,478)
  Net proceeds from sale and
      issuance of common stock

Net cash used by financing activities          (2,080)      (1,639)

Effect of exchange rate changes on cash
  and cash equivalents                            380           25

Increase (decrease) in cash and cash
  equivalents                                 ($2,383)      $1,065

Cash paid during the period for:

   Interest                                      $400         $568
   Income taxes (net of refunds)                 $685         $347

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

Note 2:  Income (Loss) Per Share

Income (loss) per share for the three months ended September 30, 1995 and 1994, respectively, is based on the weighted average number of shares of common stock outstanding and for the three months ended September 30, 1994 includes common stock equivalents (dilutive stock options). Income per share on a primary and fully diluted basis for the three months ended September 30, 1994 are equivalent. The number of shares used in computing earnings per share were 30,311,000 and 29,946,000 for the three months ended September 30, 1995 and 1994, respectively.

Note 3:  Inventories

(Dollars in thousands)                   September 30,    June 30,
                                             1995           1995

 Raw materials                            $  6,727        $  7,111
 Work-in-process                               891             753
 Finished goods                              5,941           6,646

                                           $13,559         $14,510

Note 4:  Accumulated Depreciation

Accumulated depreciation at September 30, 1995 and June 30, 1995 was $39,242,000 and $37,573,000, respectively.

Note 5:  Sale/Leaseback

On September 26, 1995, the Company entered into a contract providing for the sale/leaseback of its Oceanport, New Jersey facility. The transaction is contingent upon the buyer obtaining satisfactory financing by November 25, 1995. Due to this contingency and the change in circumstances resulting from the merger referred to in Note 6, it is unlikely that this transaction will be completed as contemplated. The Company, assuming completion of the merger, is reviewing its facilities requirements and is exploring the possible sale or sale and partial leaseback of the facility.

Note 6:  Subsequent Event

During October 1995, the Company approved and implemented a plan to restructure its operations. The restructuring plan includes primarily a reduction in headcount. The plan will result in the recording of a provision for restructuring during the three months ended December 31, 1995.

On November 6, 1995, the Company and Harris Computer Systems Corporation jointly announced that the companies' respective boards of directors have unanimously approved a definitive agreement to merge the two companies. Under the terms of the agreement, the shareholders of Harris Computer Systems will receive 9.56 shares of the Company's common stock for each share of Harris Computer Systems common stock they own. The merger will result in the Company's shareholders owning 61% and Harris Computer Systems' shareholders owning 39% of the combined company. The merger is subject to a number of conditions, including approval by the shareholders of each company and the effectiveness of the registration statement covering the shares of the Company to be issued in the merger. The transaction is expected to be accounted for as a purchase and to be completed during the three months ended March 31, 1996.

On November 14, 1995, the Company accepted an offer for the purchase of its Tinton Falls, New Jersey facility. The transaction is expected to close during the quarter ended December 31, 1995. The net proceeds from this transaction are expected to be approximately $2.3 million. As a result, the Company has adjusted its results for the three months ended September 30, 1995 and has recorded a non-recurring charge of $1.7 million in order to adjust the book value of this facility to its net realizable value. Upon completion of this transaction, the Company, pursuant to its term loan agreement, is required to make a prepayment of the term loan up to an amount equal to 75% of the net sale proceeds. There can be no assurance that this transaction will be completed as contemplated.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    On November 6, 1995, the Company and Harris Computer Systems Corporation jointly announced that the companies' respective boards of directors have unanimously approved a definitive agreement to merge the two companies. Under the terms of the agreement, the shareholders of Harris Computer Systems will receive 9.56 shares of the Company's common stock for each share of Harris Computer Systems common stock they own. The merger will result in the Company's shareholders owning 61% and Harris Computer Systems' shareholders owning 39% of the combined company. The merger is subject to a number of conditions, including approval by the shareholders of each company and the effectiveness of the registration statement covering the shares of the Company to be issued in the merger. The transaction is expected to be accounted for as a purchase and to be completed during the three months ended March 31, 1996. For additional information on the merger, refer to the press release filed herewith as Exhibit 99.1.

     During the quarter ended September 30, 1995, the Company continued to experience a decline in net sales. The current quarter revenue was affected by the traditional summer slowdown of business in Europe, which had a greater than typical impact since revenues from international business continued to represent more than half of total revenues with a majority of international business coming from Europe. The quarter was also affected by the timing of some major shipments which moved out of the first quarter and into the second quarter. Further, sales cycles in many of the Company's markets tend to be protracted thus delaying certain orders and revenues. In addition, competition, rapid advances in technology, government spending levels and general economic conditions impact the Company's business. The Company continues to manage its resources and to focus its revenue generating activities with the objectives to achieve sustained growth and profitability. In connection with cost reduction efforts, the Company will record a provision for restructuring during the quarter ending December 31, 1995. In addition to the sale of its Tinton Falls, New Jersey facility, the Company continues to pursue various additional financing alternatives, including a possible sale or sale and partial leaseback of its Oceanport, New Jersey facility, to improve its financial flexibility. The Company believes that it will be able to meet its obligations when due through its operating and financing efforts.

	During the past three quarters, revenues from international markets have exceeded those of North America. The decline in North America business is due to the anticipated decline in sales of proprietary systems, reduced shipments under the U.S. Department of Commerce's Next Generation Weather Radar (NEXRAD) program and less than anticipated open systems business.

     The Company's objective is to increase revenues by providing real-time computer systems and services to its installed base of proprietary systems and to its open systems target markets. The achievement of these objectives requires that the Company continue to enhance its proprietary hardware and operating systems, while investing in the development of its real-time open system hardware and operating system and providing industry standard product enhancements, such as networking, graphics and data acquisition. The future growth of the Company's business and its future financial performance will depend, to a significant extent, upon its ability to continue to develop and market competitive open systems which meet the real-time computing needs of its targeted customers.

     One of the goals of the Company's strategy is to minimize the effect of the anticipated decline in sales of the Company's proprietary systems and traditional maintenance and support services, while increasing sales of its open systems and associated services. Since the average selling price of an open system is considerably less than the average selling price of a proprietary system, the number of total systems sold must increase to maintain and grow revenues. A shift in sales from proprietary systems, however, is likely to result in lower gross margins as the gross margins on open systems are currently lower than gross margins on proprietary systems. The Company's operating income would be adversely affected by such a shift unless total net sales increase, the gross margins on its open systems improve and/or total operating expenses are reduced. Although there can be no assurance that this will be the case, the Company believes gross margins on its open systems will improve as the shift to customer purchases of larger multiprocessor and server-class systems increases.

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

                                                 Three Months Ended
                                                     September 30,
                                                  1995        1994

Net sales:

   Computer systems                              43.6%        57.5%
   Service and other                             56.4         42.5

      Total net sales                           100.0        100.0

Cost of sales (% of respective sales category):
   Computer systems                              56.1         51.0
   Service and other                             58.8         59.8

      Total cost of sales                        57.6         54.8

Gross margin                                     42.4         45.2

Operating expenses:
   Research and development                      14.0         13.0
   Selling, general and administrative           30.1         24.6
     Total operating expenses                    44.1         37.6

Operating income (loss)                          (1.7)         7.6

Interest expense                                 (2.6)        (1.7)
Interest income                                   0.4          0.4
Other non-recurring charge                       (6.4)           -
Other income (expense) - net                     (1.9)         0.4

Income (loss) before provision for income taxes (12.2)         6.7
Provision for income taxes                        1.5          2.7

Net income (loss)                               (13.7)%        4.0%


Results of Operations

Three Months Ended September 30, 1995 in Comparison to Three Months Ended
 September 30, 1994

Net Sales

     Net sales for the three months ended September 30, 1995 were $26.5 million, a decrease of $15.0 million from the prior year period. This decrease was due to a decrease of $12.3 million, or 51.7%, in computer systems sales and a decrease of $2.7 million, or 15.4%, in service and other revenues. The decrease in computer system sales was primarily due to reduced shipments under the U.S. Department of Commerce's Next Generation Weather Radar (NEXRAD) program and reduced sales of open systems. The decline in sales of open systems is attributable to a decline in North America business partially offset by an increase in international business. The decrease in service and other revenues was primarily due to the decline in computer system sales experienced in prior periods which resulted in fewer maintenance contracts and a decline in renewal rates on maturing contracts partially offset by approximately $0.4 million related to the impact of favorable exchange rates.

Gross Margin

     Gross margin, as measured in dollars and as a percentage of net sales, was $11.2 million and 42.4%, respectively, for the three months ended September 30, 1995 compared to $18.8 million and 45.2%, respectively, for the prior year period. The decrease in gross margin dollars and percentage was primarily due to the aforementioned decline in net sales partially offset by cost savings resulting from the operational restructurings implemented during the prior year.

Operating Income (Loss)

     Operating loss for the three months ended September 30, 1995 was $0.5 million compared to operating income of $3.2 million for the prior year period. The $3.7 million change was due to the aforementioned $7.6 million decrease in gross margin partially offset by a $3.9 million reduction in operating expenses.

     The $3.9 million decrease in operating expenses was primarily due to a $2.2 million decrease in selling, general and administrative expenses and a $1.7 million decrease in research and development expenses. The decrease in selling, general and administrative and research and development expenses is primarily due to cost savings resulting from the operational restructurings implemented during the prior year.

Net Income (Loss)

     Net loss for the three months ended September 30, 1995 was $3.6 million compared to net income of $1.7 million for the prior year period. The $5.3 million change results from the $3.7 million decrease in operating income and a $1.6 million net increase in non-operating expenses. The increase in non-operating expenses was primarily due to a non-recurring charge of $1.7 million incurred during the current period, a $0.4 million increase in foreign exchange losses and a $0.2 million decrease in income related to minority interest partially offset by a $0.7 million decrease in the provision for income taxes. The non-recurring charge of $1.7 million incurred during the current period was recorded in order to adjust the book value of the Company's Tinton Falls, New Jersey facility to its net realizable value as a result of the acceptance of an offer to purchase the facility.
  The decrease
in the provision for income taxes relates primarily to domestic operations.

Financial Resources and Liquidity

     The liquidity of the business is dependent on many factors, including sales volume, operating profit ratio, debt service and the efficiency of asset use and turnover. The future liquidity of the Company's business will depend to a significant extent on: 1) the actual versus anticipated decline in sales of proprietary systems and traditional services; 2) its ongoing cost control efforts; 3) its ability to generate revenue growth from its open systems; and 4) its ability to pursue various additional financing alternatives.

     The liquidity of the business is also affected by: 1) the timing of shipments which predominantly occur during the last month of the quarter; 2) the increasing percentage of sales derived from outside of the United States where there are generally longer accounts receivable collection patterns; 3) the sales level in the United States where related accounts receivable are included in the borrowing base of the Company's revolving credit facility; and 4) the number of countries in which the Company operates resulting in the requirement to maintain minimum cash levels in each country and, in certain cases, requirements which restrict cash, such as cash supporting building rental deposits.

     As of September 30, 1995, the Company had a current ratio of
1.08 to 1, an inventory turnover ratio of 4.3 times and net working capital of $3.3 million. At September 30, 1995, cash and cash equivalents amounted to $3.3 million and accounts receivable amounted to $24.6 million. The Company purposefully manages its cash and cash equivalents at minimum levels and borrows under its Revolver (as described below) as needed.

     The Company's current bank arrangement provides for a $18.0 million credit facility. The facility includes a $10.0 million term loan (the "Term Loan") and a $8.0 million revolving credit facility (the "Revolver"). At September 30, 1995, the outstanding balances under the Term Loan and the Revolver were $9.7 and $3.5 million, respectively. At September 30, 1995, the borrowing availability under the Revolver was $4.9 million. The outstanding balance of the Revolver is classified as a current liability. Both the Term Loan and the Revolver bear interest at the prime rate plus 2.0%. The Term Loan is payable in 36 equal monthly installments of $139,000 each, commencing August 1, 1995, with a final payment of approximately $5.0 million payable August 1, 1998. The Revolver may be repaid and reborrowed, subject to certain collateral requirements, at any time during the term ending August 1, 1998. The Company has pledged substantially all of its domestic assets as collateral for the Term Loan and the Revolver. The Company may repay the Term Loan at any time without penalty. In the event of a possible sale or sale and partial leaseback of its Oceanport and Tinton Falls, New Jersey facilities, the Company is required to make a prepayment of the Term Loan up to an amount equal to 75% of the net sale proceeds. Certain early termination fees apply if the Company terminates the facility in its entirety prior to August 1, 1998.

     On November 14, 1995, the Company accepted an offer for the purchase of its Tinton Falls, New Jersey facility. The transaction is expected to close during the quarter ended December 31, 1995. The net proceeds from this transaction are expected to be approximately $2.3 million. As a result, the Company has adjusted its results for the three months ended September 30, 1995 and has recorded a non-recurring charge of $1.7 million in order to adjust the book value of this facility to its net realizable value. Upon completion of this transaction, the Company, pursuant to its term loan agreement, is required to make a prepayment of the term loan up to an amount equal to 75% of the net sale proceeds. There can be no assurance that this transaction will be completed as contemplated.

     The Company anticipates substantial merger related costs to close the transaction and merge the two companies. The Company believes that it will be able to fund the costs of the transaction and the merger through operating results, ongoing cost control actions, the sales of certain facilities and the existing bank revolver arrangement. The Company currently has borrowings available based on the existing borrowing base under the Revolver. In addition, the Company believes that incremental borrowings will be available based on a higher borrowing base from the combined company.

     Although management believes that improvements in cash flow will result from the refinancing of the bank term loan during June 1995, restructuring of operations and other actions which will enhance the Company's ability to manage its cash requirements, the short term prospects for the Company's liquidity are dependent to a significant degree upon the level and stability of revenue from sales and service of its computer systems, the Company's ongoing cost control actions and the Company's ability to manage the merger with Harris Computer Systems. The Company plans to continue to evaluate and invest its resources available at anticipated revenue levels to achieve profitability and quarter to quarter revenue growth during fiscal year 1996. In addition to the sale of its Tinton Falls, New Jersey facility, the Company is also pursuing various additional financing alternatives, including a possible sale or sale and partial leaseback of its Oceanport, New Jersey facility, to improve its financial flexibility. The Company believes that it will be able to meet its obligations when due through its operating and financing efforts. However, there can be no assurance that the Company's operating and financing efforts will be achieved.

PART II.	Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a)     Exhibits:
                11     Computation of Primary Earnings Per Share

                27     Financial Data Schedule

                99     Press Release dated November 6, 1995

     (b) No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1995.


                             Signatures

Pursuant to the requirements of the Securities and Exchange Act of 934, the Registrant has duly caused this quarterly report for the quarter ended September 30, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.

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

Dated:  November 14, 1995





                             Exhibit Index


           Exhibit No.                    Description

               11             Computation of primary
                                     earnings per share



               27             Financial data schedule

               99             Press Release dated November 6, 1995



                      Concurrent Computer Corporation
                               Exhibit 11
               Primary Earnings Per Share Computation
        (Dollars and shares in thousands, except per share amounts)

                                                 Three Months Ended
                                                    September 30,

                                                1995           1994

Net income (loss)                             ($3,632)         $1,674


Weighted average number of common shares       30,311          29,729


Increase in weighted average number of
    common shares upon assumed exercise
    of stock options                               -             217


Total                                          30,311          29,946

Net income (loss) per share                    ($0.12)          $0.06




                   Concurrent Computer Corporation
                               Exhibit 99
                 Press Release dated November 6, 1995



Concurrent Computer Corporation and Harris Computer
                 Systems Corporation
                   Announce Merger
Merger of the two companies creates the worldwide
             leader in real-time computing

Oceanport, New Jersey/Ft. Lauderdale, Florida, November 6,
1995 - Concurrent Computer Corporation (NASDAQ-CCUR) and
Harris Computer Systems Corporation (NASDAQ: NHWK) today jointly announced that the companies' respective boards of directors have unanimously approved a definitive agreement to merge and create the worldwide leader in real-time computing.

Under the terms of the merger agreement, Harris Computer Systems Corporation shareholders will receive 9.56 shares of Concurrent Computer Corporation common stock for each share of Harris Computer System common stock they own. The merger will result in Concurrent Computer's shareholders owning 61% and Harris Computer Systems' shareholders owning 39% of the combined company. The transaction is expected to be tax-free to both companies' shareholders and to be accounted for on a purchase accounting basis. The merger is subject to a number of conditions, including approval by the stockholders of each company and the effectiveness of the registration statement covering the shares of Concurrent common stock to be issued in the merger. Management of both companies believes that the merger will create substantial synergies and will result in significant benefits for stockholders and customers. In addition, the combined company will be better positioned to grow the emerging business opportunities of each company, such as Concurrent Computer's multimedia business and Harris Computer System's secure computing business.

Complementary Strengths

The two companies are recognized leaders in real-time computing technology. More than two decades of experience in solving real-time computing problems has led the two companies to develop product lines with many similarities. Each, however, has also developed unique advantages that will now be available to their combined customers, providing the merged company with greater depth to meet a broader range of application needs.

John Stihl, Concurrent Computer's Chairman, President and Chief Executive Officer commented, This merger will create the worldwide leader in real-time computing. Separately, Concurrent Computer and Harris Computer Systems now have the leadership position in key real-time computing areas, such as military and commercial simulation, data acquisition for range and telemetry, wagering and gaming systems and acquisition and processing of weather related information. The combination of the two companies into a single company will result in a stronger company than either of the two separate companies. The merger will strengthen our distribution and product solutions from a single board computer, up to an 8-way symmetric multiprocessor. In addition, there will be substantial cost savings resulting from the combination that can be invested for future growth."

The benefits of the merger are highlighted best by the synergies of the growth markets being pursued by each company. Concurrent Computer is a formidable competitor in the emerging market for multimedia applications such as video-on-demand and in-flight entertainment, winning competitions against such recognized computer giants as IBM and DEC. At the same time, Harris Computer Systems has developed a reputation for the finest security software and firewall systems on the market today and has been selected by numerous Fortune 1000 companies for network security. Other customers include Internet providers, NASA, and DoD. The company has licensed its secure software to other computer companies including SCO (Novell) and Bull. Concurrent Computer's prospects for rapid growth in the expanding multimedia market and Harris Computer Systems' prospects for rapid growth in the trusted systems and secure software markets are excellent.

E. Courtney (Corky) Siegel, Harris Computer Systems'
Chairman, President, and Chief Executive Officer observed,
Not only does this merger create the world's largest real-time computer company but it will accelerate, through new distribution channels, Harris Computer Systems' revenue for secure computing. In addition to the attractive prospects for growth for multimedia and trusted systems separately, the combination should be ideal for a world now exploding into network communications and applications.

Company Operations

Under the terms of the merger agreement, Concurrent Computer's John Stihl will serve as Chairman of the Board of the combined company and Harris Computer Systems' Corky Siegel will serve as President and Chief Executive Officer. Principal executive offices will be in Florida. The Board of Directors for the merged company will be composed of six members designated by Concurrent Computer and three members designated by Harris Computer Systems.

The merged company will continue its commitment to leadership in real-time, networking and secure computing. Current products of the merged company will continue to be supported throughout their life cycle. The companies enjoy an excellent reputation in supporting and servicing customers around the world. The enhanced support capabilities of the combined companies will continue this unparalleled support for customers of both open and proprietary systems. The open systems product lines for both companies are very complementary. The combined product lines will provide even greater flexibility for existing customers and new prospects. The continuing commitment to open systems by both Concurrent Computer and Harris Computer Systems will be clearly demonstrated in the planned next generation of products. These products will combine the product strengths of both companies with a clear transition path for all current products to the next generation.

John Stihl added, The path for merging our technologies is clear. The biggest winners are our customers. They will have the best of both worlds -- today and tomorrow -- from a company with greater support capability.

Concurrent Computer and Harris Computer Systems will leverage their respective distribution strengths. Both companies market their products through a worldwide network of direct sales forces, distributors, OEMs, VARs and systems integrators. The combined distribution strength of the merged company will have over 70 North American sales and service offices and will operate in more than 25 countries around the world.

In addition to a broader product line, greater technological capability, a stronger presence in real-time markets, the combination and synergies of new growth markets, and a larger support presence for customers, the merger will also result in substantial cost savings. Significant reduction of costs through the elimination of redundancies between the two companies is anticipated. In addition, the similarities of the two companies' goals provides an opportunity to achieve greater effectiveness and efficiency through the combined knowledge and experience of their work forces. The resulting increase in productivity and decrease in costs compared to the two companies operating independently are expected to be substantial.

Financial

For the first quarter of their fiscal year ended September 30, 1995, Concurrent Computer reported a net loss of $1.9 million on revenue of $26.5 million compared to a net income of $1.7 million on revenue of $41.5 million in the same quarter last year. Loss per share for the quarter was $0.06, compared with earnings per share of $0.06 a year ago.

For the fourth quarter of the fiscal year ended September 30, 1995, Harris Computer Systems Corporation reported a net loss of $5.3 million on revenue of $8.7 million compared to a net loss of $7.6 million on revenue of $7.7 million for the same quarter last year. Loss per share for the quarter was $2.38, compared with loss per share of $3.41 a year ago.

During 1995 the company changed its fiscal year to September 30 from June 30. For the fiscal year ended September 30, 1995, Harris Computer Systems Corporation reported a net loss of $11.1 million on revenue of $45.1 million, compared to a proforma 12 months ended September 30, 1994 loss of $3.6 million on $58.2 million of revenue. Loss per share for the year was $4.97, compared to a proforma loss per share of $1.61 a year ago.

The companies have combined revenues over the last twelve months of approximately $170 million.

Concurrent Computer is being advised in this transaction by Berenson Minella & Company. Harris Computer Systems is being advised by Bear, Stearns & Co. Inc. The merger is targeted to be completed during the first quarter of calendar year 1996.

Concurrent Computer Corporation, headquartered in Oceanport, New Jersey is the leading worldwide supplier of networked and distributed, high-performance, real-time, fault-tolerant computing systems supported by technology-based customer services. The Company provides real-time solutions in simulation, weather, wagering and gaming, measurement and control, C3I (command, control, communications, and intelligence), financial services, insurance services and transaction processing, electronic transfer, paging systems, transportation control systems, multimedia, and network security systems. Concurrent produces the industry-leading, standards-based, POSIX compliant MAXION multiprocessor system and MAXION/OS real-time UNIX operating system. The company also provides support to its worldwide Series 3200 system and UNIX system customers. Concurrent Computer has achieved ISO 9000 quality certification for its design, development, manufacturing and support processes. The company provides sales and support worldwide from offices throughout North America, Europe, and Asia, as well as through authorized distributors.

Harris Computer Systems Corporation, a worldwide corporation headquartered in Ft. Lauderdale, Florida is a leading supplier of high-performance real-time and multi-level secure computer systems, solutions and software for commercial and government markets. The company's Real-time Systems Division designs, manufactures and markets the Night Hawk series of real-time computers for simulation, data acquisition and control applications and the Power Hawk system for entry level real-time applications. For embedded applications the company's Power UNIX real-time operating system and development tools are available on Motorola 604 based single board computers. The company's Trusted Systems Division is the leading supplier of computer security products that prevent break-ins over public networks such as the Internet to Fortune 1000 companies and the government. Products include secure operating systems, networking products and the CyberGuard Firewall - the only commercial firewall available with an operating system and networking product evaluated by the NCSC at the B1 level of trust.

                 Concurrent Computer Corporation
             Consolidated  Statements of Operations
(Dollars in thousands, except per share amounts)

                                                    Three Months Ended
                                                       September 30,
                                                 1995         1994

Net Sales:
    Computer systems                           $11,533       $23,873
    Service and other                           14,919        17,635
         Total                                  26,452        41,508

  Cost of sales:
    Computer systems                             6,471        12,179
    Service and other                            8,776        10,552
         Total                                  15,247        22,731

  Gross margin                                  11,205        18,777

  Operating expenses:
    Research and development                     3,715         5,421
    Selling, general and administrative          7,952        10,198

  Total operating expenses                      11,667        15,619

  Operating income (loss)                         (462)        3,158

  Interest expense                                (694)         (724)
  Interest income                                  111           182
  Other non-recurring charge                    (1,700)           -
  Other income (expense) - net                    (487)          158

  Income (loss) before provision
      for income taxes                          (3,232)        2,774

  Provision for income taxes                       400         1,100

  Net income (loss)                            ($3,632)       $1,674

  Net income (loss) per share                   ($0.12)        $0.06





                               Harris Computer Systems Corporation
                              Consolidated Statements of Operations
                                            (Unaudited)

(Dollars in thousands except earnings per share)

                           Three Months Ending          Year Ending
                          Sept 30     Sept 30      Sept 30     Sept 30
                           1995         1994        1995        1994

Sales:
 Equipment              $5,259       $4,242       $31,184     $43,789
 Maintenance             3,448        3,506        13,927      14,439
    Total sales          8,707        7,748        45,111      58,228

Cost of sales:
 Equipment               3,368        3,443        16,250      21,393
 Reserve for inventory       0            0         2,300           0
 Maintenance             1,787        2,023         7,214       8,280
    Total cost of sales  5,155        5,466        25,764      29,673

Gross income             3,552        2,282        19,347      28,555

Other operating expense
 Research and
    development          1,933        1,517         7,903       6,538
 Selling, general and
    administrative       5,585        4,836        21,324      20,773
 Restructuring               0        1,256             0       1,256
   Total other operating
       expenses          7,518        7,609        29,227      28,567

Operating income (loss) (3,966)      (5,327)       (9,880)        (12)

Transaction costs            0        2,500             0       2,500
Interest income (expense)   95          (69)          456         (85)
Other income (expense)  (1,432)         (72)       (1,664)       (136)
Total other income
   (expense)            (1,337)       2,641        (1,208)     (2,721)

Income before taxes     (5,303)      (7,968)     (11,088)      (2,733)

Provision for taxes          0       (2,117)            0      (1,034)
Provision for taxes on
  $4,791 of cash from
  German subsidiary
  repatriated to the
  United States              0        1,739             0       1,739

Net earnings before
  cumulative effect of
  change in accounting
  principle             (5,303)      (7,590)      (11,088)     (3,438)

Cumulative effect of
  change in accounting
  principle                  0            0             0        (135)

Net earnings (loss)     (5,303)      (7,590)      (11,088)     (3,573)

Earnings (loss) per
  common and common
  equivalent share      ($2.38)       ($3.41)      ($4.97)      ($1.61)






{PAGE|17}