Form 10-K/A
period 1994-06-30
CONCURRENT COMPUTER CORP/DE
filed 1996-01-24
CIK 749038

January 24, 1996


Securities and Exchange Commission
Washington, D.C.  20549

RE:	Concurrent Computer Corporation
	Form 10-K/A (Amendment No. 1 to Form 10-K)

Dear SEC:

On behalf of Concurrent Computer Corporation, we are filing by means of the EDGAR system an Amendment to Form 10-K for the fiscal year ended June 30, 1995.

Please call me if you have any questions related to this filing.

Sincerely,



Kevin J. Dell
/s/ Kevin J. Dell
    Vice President, General Counsel and Secretary



SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

                            FORM 10-K/A Amendment No. 1
(Mark One)
   X         ANNUAL REPORT PURSUANT TO SECTION 13 or
                   15(d) OF THE SECURITIES EXCHANGE ACT OF
                   1934 (Fee Required)

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

     Through inadvertent error, portions of Concurrent's Proxy Statement, dated October 1, 1995, incorporated by reference to the Form 10-K for the fiscal year ended June 30, 1995, were not received electronically by the Securities and Exchange Commission. Those portions incorporated by reference in Items 10, 11, 12 and 13 of the Form 10-K are produced in their entirety herein and the Form 10-K is hereby amended to include the information set forth below.


(EXCERPT FROM NOTICE OF 1995 ANNUAL MEETING OF STOCKHOLDERS AND
PROXY STATEMENT)

                            ELECTION OF DIRECTORS
                              (Item 1 of Notice)

     At the time of this proxy statement, the size of the Board of Directors is seven Directors. All seven Directors are nominees standing for reelection to the Board of Directors at the Annual Meeting and have agreed to serve if elected. Directors are elected to hold office until the 1996 Annual Meeting and until their successors have been elected and qualified. Unless a contrary direction is indicated on the proxy card, the Proxy Holders will vote the proxies received by them for the nominees or, in the event of a contingency not presently foreseen, for the election of such substitute nominee(s), if any, as the Board of Directors may propose. There are no arrangements or understandings between any nominee and any other person pursuant to which he was or is to be selected as a Director or nominee.

     The Board of Directors Recommends a Vote "For" The Nominees

     Information on each Director's principal occupation and business experience for at least the last five years and the name of other publicly held companies in which he serves as a director is set forth below.

     Michael A. Brunner. Age 62 and a Director since November
1994. Mr. Brunner is the former President, AT&T Federal Systems from 1986-1992, a division of AT&T focused on federal communications and computer systems programs. Served in additional management, operating, sales, accounting and personnel positions with AT&T over a career spanning 37 years.

     Kevin N. Clowe. Age 44 and a Director since December 1991. Mr. Clowe has been employed since 1986 at the American International Group, Inc. ("AIG"), an international insurance and financial services company. He is currently Assistant Treasurer and a corporate officer of AIG. He also holds the following positions with certain affiliates of AIG: Director of American International Fund Distributors, a broker dealer; and Vice President of AIG Capital Corp., a merchant banking/investment manager.

     C. Forbes Dewey, Jr. Age 60. Mr. Dewey is one of the founders of the Company and is and has been a Director since its organization in 1981. He is and has been a Professor of Mechanical Engineering at the Massachusetts Institute of Technology since 1969. Since 1984, he has been an Associate in Pathology at Brigham and Women's Hospital in Boston, Massachusetts. He is Co-Director of the International Consortium for Medical Imaging Technology, a non-profit network consortium of thirteen laboratories worldwide.

     Morton E. Handel. Age 60 and a Director since June 1991. Mr. Handel is President of S&H Consulting, Ltd., a privately held investment and consulting company. From 1988 to 1990, he served as Chairman of the Board and Chief Executive Officer of Coleco Industries, Inc., a publicly held company and formerly a manufacturer of toys and games. Prior to that time, and from 1983, he served as Executive Vice President and, from 1974 to 1983, as Chief Financial Officer of Coleco.

     Richard P. Rifenburgh. Age 63 and a Director since June 1991. Mr. Rifenburgh is Chairman of the Board of Moval Management Corporation, a privately held company specializing in restoring companies in financial distress. He is, or in the past five years has been, a member of the Board of Directors of the following public companies: Tristar Corporation (formerly known as Ross Cosmetics Distribution Centers, Inc.) since June 1992 and Chairman since August 1992; Miniscribe Corporation (manufacturer of disc drives for personal computers), Chairman and CEO from 1989 to 1991; and Library Bureau (manufacturer of library furniture) from 1976 to 1995. His experience also includes three years as a General Partner of Hambrecht & Quist Venture Partners; one year as Chairman of the Board and CEO of GCA Corporation, a publicly held manufacturer of semiconductor manufacturing equipment; founding Mohawk Data Sciences Corporation, a publicly held manufacturer of computer equipment, in 1964 and later serving as Chairman of the Board through 1974; and two years (1975 and 1976) as Chairman of the Board of the Communications and Computer Industry Association.

     Robert R. Sparacino. Age 67 and a Director since November 1994. Mr. Sparacino is President, Sparacino Associates, Inc.
(SAI) since 1982. SAI offers management and venture capital consulting services primarily for high-technology businesses.
He is a member of the Board of Directors of Tristar Corporation since June 1992 and Vice Chairman since August 1992. Mr. Sparacino's experience includes four years as General Partner of a $125M venture capital fund, focused primarily on investments in technology companies; twelve years in executive management positions with Xerox Corporation, including Corporate Senior Vice President and Senior Vice President - Information Products Group; and nine years in engineering and research and development positions with General Motors Corporation, including Director of Engineering and Director of Research and Development of GM's major aerospace division. He has earned an Sc.D. in Instrumentation from MIT.

     John T. Stihl, Chairman. Age 62 and a Director since June 1991. In August 1993 he was elected to the positions of Chairman of the Board, President and Chief Executive Officer. He joined the Company in May 1991 as Executive Vice President and in April 1992 he was elected President and Chief Operating Officer. In 1988, after retiring as a Major General from the United States Air Force, he was elected President and Chief Executive Officer of G&H Technology, Inc., a subsidiary of Penn Central Corporation which designs, develops, manufactures and markets electromechanical components for the defense and aerospace industries. His experience includes over 20 years in high level executive positions with the United States Air Force managing large scale telecommunications, computer and air traffic control operations, including from 1986 to 1988, commander (CEO), Air Force Communications Command, Scott Air Force Base. Prior to his retirement, he had been an officer in the United States Air Force since 1955.

     As noted above, Mr. Rifenburgh served as a member of the Board of Directors and as a director and executive officer of Miniscribe Corporation from 1989 to 1991 and as a director of Library Bureau, Inc. from 1976 to 1995. He also served as Chairman of the Board and CEO of Ironstone Group, Inc. (a public holding company) from 1988 to 1990. Mr. Sparacino served as director of Miniscribe from 1989 to 1991. Miniscribe filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in 1990 and Ironstone and Library Bureau similarly filed for reorganization in 1991 and 1993, respectively. Miniscribe subsequently converted its reorganization into a liquidation under Chapter 7 of the U.S. Bankruptcy Code and is currently in liquidation. Ironstone completed its reorganization in August 1993. Library Bureau continues in reorganization.

Corporate Governance

     Concurrent is a corporation created and chartered under the laws of Delaware. It is governed by a Board of Directors and its Committees. As permitted under Delaware law and the Certificate of Incorporation and By-laws of the Company, the Board of Directors has established and delegated certain authority and responsibility to four committees: the Executive Committee; the Audit Committee; the Finance Committee; and the Compensation Committee. The Board annually reviews the membership of and the authority and responsibility delegated to each Committee at the organizational meeting of Directors immediately following the Annual Meeting of Stockholders. From time to time as required, the Chairman of the Board has the authority from the Board of Directors to establish a nominating committee to recommend nominees to fill vacancies on the Board, newly created directorships, and expired terms of directors.

     The current members of the Executive Committee are Messrs. Stihl (Chairman), Handel and Rifenburgh. The Committee has, to the extent legally permitted, the power and authority of the Board of Directors in periods between meetings of the full Board. No meetings of the Executive Committee were held during the Company's fiscal year ended June 30, 1995. All matters that could have been addressed by the Committee during the fiscal year were addressed by the full Board of Directors.

     The current members of the Audit Committee are Messrs. Rifenburgh (Chairman), Brunner, Clowe and Dewey. The current principal responsibilities of the Committee are to review the Company's financial statements contained in filings with the Commission, matters relating to the examination of the Company by its independent auditors, accounting procedures and controls, and the use and security of the Company's liquid assets through the review of the Treasurer's function, and to recommend the appointment of independent accountants to the Board for its consideration and approval subject to ratification by the stockholders. The Audit Committee held four meetings during the Company's fiscal year ended June 30, 1995.

     The current members of the Finance Committee are Messrs. Handel (Chairman), Clowe, Rifenburgh and Sparacino. The current principal responsibilities of the Committee are to review, appraise and recommend actions relating to the Company's capital structure, to review the Company's compliance with financial covenants in its financing documents, and to review capital needs and expenditures, risk-management programs and financial performance of the retirement savings plan. The Finance Committee held three meetings during the Company's fiscal year ended June 30, 1995.

     The current members of the Compensation Committee are Messrs. Brunner (Chairman), Handel and Sparacino. The current principal responsibilities of the Committee are to make recommendations with respect to executive officer and senior management compensation and incentive compensation programs and, subject to limitations, to administer the Company's stock option plans, stock purchase plan and stock bonus plan, including the issuance of stock in connection with the Company's retirement savings plan and incentive bonus plans, and to review management development and succession programs. The Compensation Committee held two meetings during the fiscal year ended June 30, 1995.

     During the fiscal year ended June 30, 1995, the Board of Directors held six meetings. All nominees attended at least 75% of the aggregate number of meetings of the Board of Directors and the Committees of which they were members held during their tenure.

Director Compensation

     Non-employee Directors receive a $15,000 annual retainer payable upon election as Director of the Company at the Annual Meeting of Stockholders (and a pro rata amount to any non-employee who becomes a Director of the Company thereafter, payable at the time of becoming a Director), and $2,000 per meeting (including supplemental meetings in person with management where the business to be conducted cannot be reasonably accomplished during any scheduled meeting times and is necessary in furtherance of the required duties of a Director -- representing $2,000 in fees for one supplemental meeting involving three Directors in fiscal year 1995) not to exceed $2,000 per day for attendance at Board, Committee and supplemental meetings regardless of the number of meetings attended on a given day, payable following such meetings. Non-employee Directors who serve as chairman of Committees of the Board of Directors receive $4,000 per annum, payable quarterly at the end of a quarter. No compensation is paid to Mr. Stihl for services as a Director.

     The Company's Stock Option Plan provides for the automatic grant, upon the election of a non-employee to the Board of Directors, of an option to purchase 3,000 shares of Common Stock at an exercise price equal to the fair market value of a share of Common Stock on the date of grant. On their date of election, Messrs. Brunner, Clowe, Handel, Rifenburgh and Sparacino were each granted options to purchase 3,000 shares of Common Stock at an exercise price equal to 100% of the fair market value of the Common Stock on the date of grant (i.e., $1.79 for Messrs. Brunner and Sparacino, $5.00 for Messrs. Handel, and Rifenburgh and $5.90 for Mr. Clowe). Prior to the adoption of the Plan, Mr. Dewey was granted an option to purchase 10,000 shares of Common Stock at an exercise price equal to par value, $0.01, upon the founding of the Company and his election in 1981. As a result of the Company's one-for-ten reverse stock split in February 1992, this option represents an option to purchase 1,000 shares at an exercise price of $0.10 per share. All options held by directors with an exercise price greater than $1.35 were repriced to $1.35 pursuant to the March 1995 stock option repricing program. (See Stock Option Repricing Program.)

Executive Compensation

     The following table sets forth information with respect to the compensation of the chief executive officer and each of the other four most highly compensated executive officers of the Company for fiscal year 1995 for services in all capacities to the Company for fiscal years 1993, 1994 and 1995 beginning with the year in which they became an executive officer.


Summary Compensation Table


                                                         Long Term Compensation
                             Annual Compensation Awards
Name                                                     Securities
and                                                      Underlying   All Other
Principal                   Fiscal   Salary  Bonus  Other   Options Compensation
Position                     Year   ($) (a) ($) (b) ($)(c) (#)(d)      ($) (e)


J.T. Stihl (f)             1995    375,409     -      -    651,212     25,633
Chairman, President and    1994    324,960     -    58,875 328,750     17,384
Chief Executive Officer    1993    219,177   93,985   -     45,200      5,927


C.D. McWatters(g)          1995    157,668     -    14,267 137,300      2,565
Vice President,            1994       -        -      -       -          -
North American Field       1993       -        -      -       -          -
Operations

D.S. Cowie (h)
Vice President,Development 1995    152,891     -      -    151,869       -
 and Engineering           1994    133,670     -    14,000  62,024       -
                           1993       -        -      -       -          -

G.E. Chapman (i)           1995    148,846     -      -    141,900      3,836
Vice President,            1994    128,100     -    14,000  67,000      2,893
International Field        1993       -        -      -       -          -
Operations

R.S. Kovarcik (j)          1995    146,730     -      -    139,774      4,083
Vice President,            1994    131,333     -     6,375  57,510      3,859
Manufacturing and          1993       -        -      -       -          -
Logistics

(a) Includes commissions earnings: for Mr. McWatters, $14,266 in 1995 and for Mr. Chapman $10,666 in 1994.
(b)  Shows awards of incentive compensation under the Company's
     Executive Bonus Plan (EBP). No incentive compensation under the EBP for fiscal years 1994 and 1995 was earned or paid.
(c) Shows the dollar value of shares of Common Stock granted in respect of achievement of corporate performance commitments for the quarters ended March 31 and June 30, 1994 based on the $2.125 closing sale price of a share on August 19, 1994, the effective date of the grant.
(d) For 1995, includes new stock option grants resulting from the Stock Option Repricing Program. The repricing resulted in the following number of options repriced in fiscal year
     1995 for each of the named persons: Stihl (451,212), McWatters (67,300), Cowie (88,353), Chapman (71,900), and
     Kovarcik (69,774). The number of options repriced also includes the repricing of the following number of options previously granted in fiscal year 1995 which number is excluded from the total number reflected in the table to avoid double-counting: Stihl (31,100), McWatters (43,300),
     Cowie (13,000), Chapman (3,200) and Kovarcik (3,000). For fiscal year 1994, includes stock options in the following amounts in consideration of an eight month deferral in annual merit salary increases: Stihl (8,625), Cowie
     (3,450), Chapman (1,800) and Kovarcik (1,610).  For 1994,
     also includes performance based restricted stock options granted under the Long-Term Incentive Compensation Plan for executive officers. The named persons received stock options to purchase the following number of shares: Stihl
     (100,000), McWatters (35,000), Cowie (35,000), Chapman
     (35,000) and Kovarcik (35,000).
(e) Includes the Company's matching contribution to the "401(k)" savings feature during the year and annual contribution during the year for the prior fiscal year in shares of Common Stock, based on the value of such shares at the time of contribution, to such person under the Company's
     Retirement Savings Plan, a defined contribution plan.  For
     Mr. Stihl, includes $15,550 paid by the Company as the premium for $1 million in term life insurance and $2,086 paid by the Company for a long-term disability policy.
(f) On August 25, 1993, Mr. Stihl was elected to the positions of Chairman of the Board, President and Chief Executive
     Officer. Prior to his election, Mr. Stihl served as President and Chief Operating Officer of the Company since
     April 1992.
(g)  Elected an executive officer in November 1994.
(h)  Elected an executive officer in August 1993.
(i)  Elected an executive officer in January 1994.
(j)  Elected an executive officer in June 1994.


Option Grants

     The following table shows all grants in fiscal year 1995 of stock options under the Company's 1991 Restated Stock Option Plan (the "Stock Option Plan") to the executive officers named in the Summary Compensation Table. All options shown below with an exercise price of $1.35 represent a repricing of previously granted stock options, including the first shown option(s) granted for each person with an exercise price of $2.125 and $1.7188. No stock appreciation rights were granted during fiscal year 1995.

                Option Grants in Last Fiscal Year

                                                               Potential Realizable Value
                    Percent of Total                               at Assumed Annual
                    Options Granted to  Exercise or              Rates of Stock Price
            Options Employees in Fiscal  Base Price Expiration Appreciation for Option Term
Name        Granted        Year        ($/share)(b)    Date    5% ($)         10% ($)


J.T. Stihl  31,100 (a)                    2.125         N/A       N/A           N/A
            15,000                        1.35       05/03/01    1,366         8,656
            26,187                        1.35       06/20/01    2,491        15,389
            15,000                        1.35       04/30/02    2,356        11,298
            35,200                        1.35       07/31/02    6,186        28,313
            10,100                        1.35       08/25/03    2,600        10,457
            64,969                        1.35       08/25/03   16,722        67,262
           135,031                        1.35       08/25/03   34,754       139,798
            10,000                        1.35       08/25/03    2,574        10,353
             8,625                        1.35       01/28/04    2,512         9,785
            66,055                        1.35       06/23/04   21,375        81,315
            33,945                        1.35       06/23/04   10,984        41,787
            31,100                        1.35       08/19/04   10,462        39,488
           200,000                        0.875      05/03/05  110,057       278,905

           682,312         21.9%                               224,439       742,806


C.D.         2,300 (a)                     2.125        N/A       N/A           N/A
McWatters    6,000 (a)                     1.7188       N/A       N/A           N/A
            35,000 (a)                     1.7188       N/A       N/A           N/A
             3,000                         1.35      11/03/03      817         3,237
            21,000                         1.35      01/28/04    6,116        23,824
             2,300                         1.35      08/19/04      774         2,920
             6,000                         1.35      11/03/04    2,122         7,933
            35,000                         1.35      11/03/04   12,377        46,278
            70,000                         0.875     05/03/05   38,520        97,617

           180,600         5.8%                                 60,726       182,456

D.S. Cowie   3,000 (a)                     2.125        N/A        N/A          N/A
            10,000 (a)                     2.125        N/A        N/A          N/A
             1,345                         1.35      11/15/00       72           647
             2,700                         1.35      12/09/01      348         1,827
             2,800                         1.35      07/31/02      492         2,252
             1,125                         1.35      08/25/03      290         1,165
            20,000                         1.35      08/25/03    5,148        20,706
               100                         1.35      08/25/03       26           104
             2,349                         1.35      08/25/03      605         2,432
             3,450                         1.35      01/28/04    1,005         3,914
            35,000                         1.35      06/23/04   11,326        43,086
             3,000                         1.35      08/19/04    1,009         3,809
            10,000                         1.35      08/19/04    3,364        12,697
            70 000                         0.875     05/03/05   38,520        97,617

           164,869         5.3%                                 62,205       290,256


G.E. Chapman 3,200 (a)                     2.125        N/A        N/A          N/A
             1,700                         1.35      07/31/02      299         1,367
               200                         1.35      08/25/03       51           207
            30,000                         1.35      01/28/04    8,738        34,034
             1,800                         1.35      01/28/04      524         2,042
            35,000                         1.35      06/23/04   11,326        43,086
             3,200                         1.35      08/19/04    1,076         4,063
            70,000                         0.875     05/03/05   38,520        97,517

           145,100         4.7%                                 60,534       182,416

R.S.
Kovarcik     3,000 (a)                     2.125         N/A       N/A          N/A
             2,500                         1.35      09/16/01      281         1,582
               100                         1.35      09/16/01       11            63
             4,364                         1.35      09/16/01      490         2,761
             2,300                         1.35      07/31/02      404         1,850
               900                         1.35      08/25/03      232           932
             1,610                         1.35      01/28/04      469         1,827
            35,000                         1.35      06/23/04   11,326        43,086
            20,000                         1.35      06/23/04    6,472        24,620
             3,000                         1.35      08/19/04    1,009         3,809
            70,000                         0.875     05/03/05   38,520        97,617

           142,774	      4.6%                                 59,214       178,147

(a)  Cancelled as a result of the March 1995 Stock Option
     Repricing Program.
(b) Represents an exercise price not less than the fair market value of a share of Common Stock on the effective date of grant.



Option Exercises and Fiscal Year-End Values

     The following table provides information as to the number and value of unexercised options to purchase the Company's Common Stock held by the named executive officers at June 30, 1995.
None of the named executive officers exercised any options during fiscal year 1995.

                   Fiscal Year-End Option Values

Name  	        Number of Unexercised    Value of Unexercised
                         Options at      In-the-Money  Options at
                     Fiscal Year-End        Fiscal Year-End (a)
	          Exercisable (b)Unexercisable Exercisable Unexercisable

J.T. Stihl 185,668         465,544      $213,519     $630,376
C.D.
McWatters	   8,198          129,101        $9,428     $181,716
D.S.
Cowie	      18,906          133,762       $20,822     $153,827
G.E.
Chapman    13,096          128,803       $15,060     $181,373
R.S.
Kovarcik   14,236          125,538       $17,370     $199,621

(a) Based on the fair market value of the Company's Common Stock on that date ($2.50).
(b)  Includes options exercisable within 60 days of Fiscal Year-
     End.

Stock Option Repricing Program

     On March 1, 1995, the Board of Directors approved a Stock Option Repricing Program. All options held by employees and Directors were repriced effective March 1, 1995 to $1.35 (the net asset book value as of December 31, 1994, the latest publicly released balance sheet). The fair market value on March 1, 1995 was $1.12 based on the closing sale price. The new options retained all other terms of the previously granted options and, accordingly, there was no change to the vesting or term of the option. The table below presents the required disclosure of all options held by executive officers repriced during the last 10 completed fiscal years.


                  Ten-Year Option/SAR Repricings

                 Number of                                              Length of
              Securities     Market Price                            Original Option
               Underlying    of Stock at    Exercise Price             Term Remaining
              Options/SARs     Time of       at time of      New       at Date of
              Repriced or   Repricing or    Repricing or   Exercise    Repricing or
                Amended      Amendment        Amendment     Price      Amendment
Name	    Date   #   (a)      $    (a)         $    (a)     $   (a)


John T. 8/25/93   10,000       3.31             3.75         3.31          9.7
Stihl    3/1/95   15,000       1.06             4.38         1.35          6.2
         3/1/95   26,187       1.06             4.63         1.35          6.3
         3/1/95   15,000       1.06             2.13         1.35          7.2
         3/1/95   35,200       1.06             3.31         1.35          7.4
         3/1/95   10,100       1.06             3.31         1.35          8.5
         3/1/95   64,969       1.06             3.31         1.35          8.5
         3/1/95  135,031       1.06             3.31         1.35          8.5
         3/1/95   10,000       1.06             1.63         1.35          8.5
         3/1/95    8,625       1.06             1.78         1.35          8.9
         3/1/95   66,055       1.06             1.78         1.35          9.3
         3/1/95   33,945       1.06             2.13         1.35          9.3
         3/1/95   31,100       1.06             1.69         1.35          9.5

George E.3/1/95    1,700       1.06             2.13         1.35          7.4
Chapman  3/1/95      200       1.06             3.31         1.35          8.5
         3/1/95   30,000       1.06             1.63         1.35          8.9
         3/1/95    1,800       1.06             1.63         1.35          8.9
         3/1/95   35,000       1.06             1.78         1.35          9.3
         3/1/95    3,200       1.06             2.13         1.35          9.5

David S.11/22/89   1,081      25.63            45.00        25.63          8.9
Cowie   11/22/89     264      25.63            47.50        25.63          9.7
        11/15/90   1,345       1.88            26.63         1.88          9.0
         8/25/93     100       3.31             4.38         3.31          9.8
         8/25/93   2,349       3.31             4.38         3.31          9.8
          3/1/95   1,345       1.06             2.13         1.35          5.7
          3/1/95   2,700       1.06             1.88         1.35          6.8
          3/1/95   2,800       1.06             2.81         1.35          7.4
          3/1/95   1,125       1.06             2.13         1.35          8.5
          3/1/95  20,000       1.06             3.31         1.35          8.5
          3/1/95     100       1.06             3.31         1.35          8.5
          3/1/95   2,349       1.06             3.31         1.35          8.5
          3/1/95   3,450       1.06             3.31         1.35          8.9
          3/1/95  35,000       1.06             1.63         1.35          9.3
          3/1/95   3,000       1.06             1.78         1.35          9.5
          3/1/95  10,000       1.06             2.13         1.35          9.5

Kevin J.11/22/89     400      25.63            45.00        25.63          8.9
Dell    11/22/89     750      25.63            47.50        25.63          9.7
        11/15/90   1,150       1.88            25.63         1.88          9.0
        11/15/89   1,000       1.88            17.50         1.88          9.4
         8/25/93   1,000       3.31             4.38         3.31          7.8
         8/25/93     100       3.31             4.38         3.31          7.8
         8/25/93   5,499       3.31             4.38         3.31          7.8
          3/1/95   2,150       1.06             1.88         1.35          5.7
          3/1/95   2,150       1.06             2.13         1.35          7.4
          3/1/95   1,000       1.06             3.75         1.35          8.2
          3/1/95   1,500       1.06             3.31         1.35          8.5
          3/1/95  20,000       1.06             3.31         1.35          8.5
          3/1/95     100       1.06             3.31         1.35          8.5
          3/1/95   5,400       1.06             3.31         1.35          8.5
          3/1/95   1,000       1.06             3.31         1.35          8.5
          3/1/95   3,325       1.06             1.63         1.35          8.9
          3/1/95  25,000       1.06             1.78         1.35          9.3
          3/1/95   3,300       1.06             2.13         1.35          9.5
          3/1/95   3,000       1.06             2.13         1.35          9.5

Robert J. 3/1/95     100       1.06             4.38         1.35          6.5
Kovarcik  3/1/95   4,364       1.06             4.38         1.35          6.5
          3/1/95   2,300       1.06             2.13         1.35          7.4
          3/1/95     900       1.06             3.31         1.35          8.5
          3/1/95   1,610       1.06             1.63         1.35          8.9
          3/1/95  35,000       1.06             1.78         1.35          9.3
          3/1/95  20,000       1.06             1.78         1.35          9.3
          3/1/95   3,000       1.06             2.13         1.35          9.3

Roger J.  3/1/95  30,000       1.06             1.72         1.35          9.7
Mason     3/1/95  30,000       1.06             1.72         1.35          9.7

Charles R.3/1/95  30,000       1.06             1.72         1.35          9.7
Maule     3/1/95  35,000       1.06             1.72         1.35          9.7

C. Dennis 3/1/95   3,000       1.06             3.00         1.35          8.7
McWatters 3/1/95  21,000       1.06             1.63         1.35          8.9
          3/1/95   2,300       1.06             2.13         1.35          9.5
          3/1/95   6,000       1.06             1.72         1.35          9.5
          3/1/95  35,000       1.06             1.72         1.35          9.5


David L.  3/1/95  30,000       1.06             1.69         1.35          9.2
Vienneau  3/1/95  25,000       1.06             1.78         1.35          9.3
          3/1/95   3,000       1.06             2.13         1.35          9.5

(a) For transactions prior to February 7, 1992, the number of securities, market price and exercise price have been adjusted to reflect the one-for-ten reverse stock split effective that date.


Severance Arrangements

     The Company has entered into employment agreements with its executive officers. With the exception of the employment agreements with Mr. Stihl and except as described below, these agreements contain generally the same terms and provide for a base salary to be reviewed for increase annually with such increases as shall be awarded in the discretion of the Board of Directors. The agreements also provide for an annual bonus opportunity in a target amount to be established by the Board of Directors at the recommendation of the Compensation Committee, the actual amounts to be paid depending upon the degree of achievement of various objectives reasonably consistent with the Company's business plan to be established annually by the Board of Directors.

     Employment under the employment agreements with executive officers of the Company may be terminated by either the Company or the respective executive officer at any time. In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreements will end. In the event an agreement, other than the agreement with Mr. Stihl the terms of which differ, is terminated directly by the Company without cause or in certain circumstances constructively by the Company, the terminated employee will receive severance compensation for a one-year period, in an annualized amount equal to the respective employee's base salary then in effect plus an amount equal to the then most recent annual bonus paid or, if determined, payable, to such employee. Any compensation earned by the former executive officer for subsequent employment during the period for which severance compensation is payable will offset such severance compensation amount by one dollar for every two dollars in subsequent employment compensation.

     Upon his election to the additional positions of Chairman of the Board and Chief Executive Officer on August 25, 1993, the Company entered into an agreement with Mr. Stihl which provides that he serve as Chairman of the Board, President and Chief Executive Officer. It also provides for a base annual salary of not less than $350,000, as may be adjusted based on annual merit increases, plus an annual bonus opportunity in a target amount not less than 65% of annual base salary. The actual amount of the bonus opportunity to be paid depends on the degree of achievement of various objectives established annually by the Board of Directors reasonably consistent with the Company's annual business plan. The agreement also provides that the Company pay the premiums associated with portable, renewable term life insurance providing a death benefit of $1 million on the life of Mr. Stihl.

     The Agreement further provides that either Mr. Stihl or the Company may terminate the employment relationship at any time. In the event Mr. Stihl voluntarily resigns (except following certain events constituting constructive termination), retires or is terminated for cause, compensation under the agreement would end and no further compensation would be owed or payable. In the event the agreement is terminated directly by the Company without cause, or in the event Mr. Stihl terminates his employment following certain specified events constituting constructive termination by the Company (including a demotion or election to positions other than his current positions), he would be entitled to receive severance compensation for a two-year period commencing upon such termination in an annualized amount equal to his annual base salary then in effect without offset.

                     Compensation Committee Report
                       on Executive Compensation

Overview and Philosophy

     The Company's primary objective is to maximize stockholder value over time by developing and implementing a comprehensive business strategy. The Compensation Committee's primary objective is to review compensation programs, employee benefit plans, and personnel policies applicable to officers and other members of senior management of the Company to assure that they support the Company's objectives and are in the long range interests of the stockholders. The Compensation Committee reviews performance of executive officers and recommends appropriate compensation, including cash and incentive compensation, and stock option grants for approval by the Board. The Compensation Committee meets at least quarterly. The Compensation Committee's overall compensation philosophy is to provide rewards that (1) are linked to the achievement of Company and individual performance objectives, (2) align employee interests with the interests of its stockholders, (3) are sufficient to attract and retain needed, high-quality employees, and (4) provide a mix of cash and potential stock ownership tied to the immediate and long term business strategy. The Compensation Committee solicits and analyzes periodic reports from independent consultants retained by management regarding the appropriateness of compensation levels.

Executive Officer Compensation

     The Compensation Committee uses the following key principles in structuring, reviewing and revisiting compensation targets and packages of executive officers:

   Long-Term and At-Risk Focus so that a significant portion of executive officer pay is focused toward the achievement of long-term strategic objectives and maximization of stockholder value.

	Management Development programs designed to successfully attract and retain individuals who can maximize the creation of stockholder value, and motivate employees to attain Company and individual performance objectives.

   Equity At-Risk Link of Company performance and individual rewards to instill ownership (stockholder) thinking.
   Recognition of individual contributions toward achievement of specific business objectives as well as overall Company results.

   Competitive Position of both base salary and total compensation with the high technology computer industry.

Components of Executive Compensation

     The four components of executive compensation are (1) base salary, (2) annual incentive (bonus) awards, (3) equity participation and (4) long term incentive compensation.

     Base Salary.   Base salary is determined based on
competitive factors and individual and Company performance. It is targeted to be at approximately the average of the high technology computer industry for comparable positions of responsibility. Annual increases are intended to be consistent with individual and Company performance and competitive with industry trends.

     Annual Incentive (Bonus) Awards. At the start of each fiscal year, the Compensation Committee establishes Company performance objectives for the fiscal year and target bonus opportunities for each executive officer based on the achievement of Company and individual performance objectives. The target bonus opportunity is a percentage of base salary initially established at the time the person became an executive officer, generally 30 to 50% for executive officers other than the chief executive officer and 65% for the chief executive officer. The target bonus opportunity is reviewed periodically for increase based on level of responsibility, potential contribution to the achievement of Company objectives and competitive practices. Under recent plans, the target bonus is earned 75% based on the achievement of Company performance objectives set annually, for example, the achievement of a certain level of revenue and before tax income or profitability, and 25% based on the achievement of individual performance objectives tied to the Company's annual business plan. Minimum thresholds of achievement are also established. Actual awards are determined at the end of the fiscal year based on achievement of the established Company and individual performance objectives. Based on corporate performance results against targeted objectives, no annual incentive (bonus) awards were earned or paid to any executive officer for fiscal year 1995.

     Equity participation.   Equity participation is in the form
of annual stock option grants with exercise prices equal to the fair market value of a share of Common Stock at the effective date of grant. Participation is limited to executive officers and employees at or above a minimum grade level eligible for participation in the Concurrent Incentive Plan (an annual incentive (bonus) award plan). The target amount for annual equity participation stock option grants, if any, is 10% of the stock options previously granted to the eligible participant. During fiscal year 1995, stock option grants to purchase from 50,000 to 70,000 shares were made to executive officers other than Mr. Stihl who was granted options to purchase 200,000 shares.

     Long Term Incentive Compensation. Long term incentive compensation is distributed through the Company's Long-Term Incentive Compensation Plan (the "LTIC Plan"). The objective of the LTIC Plan is to provide a strong recruitment and retention device for employee executive officers that provides an incentive for achievement of long-term financial strategic success of the Company. Cycles for determining LTIC performance objectives and incentive compensation are recommended by the Compensation Committee for approval by the Board. Target performance objectives for each fiscal year during the cycle and extraordinary performance objectives for the cycle are recommended by the Committee for approval by the Board. The performance objectives are based on one or more discrete financial objectives that are consistent with the Company's five-year strategic plan. The current cycle is the three fiscal years ending June 30, 1997. The performance objectives for the cycle are based on revenue and net income. Incentive compensation under the LTIC Plan is in the form of stock options for the achievement of target performance objectives and stock grants for the achievement of extraordinary performance objectives. The aggregate incentive compensation opportunity for achievement of all target performance objectives for the cycle is a percentage of annual base salary. For the current cycle, the percentage for executive officers other than the Chairman, President and CEO, ranges from 30 to 40%. The percentage for the Chairman, President and CEO is 50%. Stock options based on the incentive compensation opportunity for achievement of all target performance objectives are granted at the beginning of the cycle. The right to exercise the stock option is earned based on
achievement of the target performance objectives.   No right to
exercise was earned based on fiscal year 1995 performance. The right to exercise that portion of the stock option earned through achievement of the target performance objectives vests 60% on the date the Board approves the financial statements for the last fiscal year in the cycle (i.e., for the initial three-year cycle, FY'97) and 40% on the last day of the fiscal year following the last fiscal year of the cycle (i.e., for the initial three-year cycle, June 30, 1998). Except in certain limited circumstances, an employee must be an employee of the Company at the time of vesting in order to be receive any incentive compensation earned during the cycle.

Chief Executive Officer Compensation

     Mr. Stihl joined the Company in May of 1991 and has played a significant role in the development and implementation of the Company's strategic plan. Mr. Stihl was elected Chairman, President, and Chief Executive Officer in August 1993. At that time, Mr. Stihl's annual base salary was set at $350,000 with an annual bonus target of 65% and he was granted an equity participation stock option to purchase 200,000 shares of Common Stock at an exercise price per share of $3.3125, the fair market value on the date of grant. The option vests over a five-year period (20% on the anniversary of the date of grant and monthly thereafter). In June 1994, at the Committee's recommendation the Board granted performance based stock options to Mr. Stihl to purchase 100,000 shares of Common Stock under the LTIC Plan for the initial three year cycle ending June 30, 1997. Similar grants were made to all other executive officers. For fiscal year 1995, based on corporate performance results against targeted objectives, no annual incentive (bonus) award was earned or paid to Mr. Stihl or any other executive officer of the Company. Likewise, no right to exercise any of the performance based stock options previously granted under the LTIC was earned. At the Committee's recommendation, in May 1995 the Board granted equity participation stock options to executive officers to purchase an aggregate of 710,000 shares of Common Stock as additional incentive to deliver the Corporation's business and strategic plans. The options vest over three years. In connection therewith, Mr. Stihl was granted an option to purchase 200,000 shares of Common Stock.

Repricing Program


     Upon the Committee's recommendation, on March 1, 1995 the Board of Directors approved a Stock Option Repricing Program to provide employee option holders additional opportunity and incentive to achieve business plan goals.. All options held by employees and directors were repriced effective March 1, 1995 to an exercise price of $1.35 (the net asset book value as of December 31, 1994, the latest publicly released balance sheet). The fair market value of a share on March 1, 1995 was $1.12 based on the closing sale price.

Conclusion

     The Compensation Committee believes the executive compensation policies and programs serve the interest of the stockholders and the Company. The Compensation Committee also believes the base salary amounts, bonus awards, equity participation grants, and long term incentive compensation for executive officers have been linked to and are commensurate with Company performance and individual efforts in achieving the strategic goals of the Company.

Compensation Committee Members

Michael A. Brunner, Chairman
Morton E. Handel
Robert R. Sparacino

Stockholder Return Performance Presentation

     Set forth below is a line graph comparing the total returns (assuming reinvestment of dividends) of the Company's Common Stock, the NASDAQ Stock Market (U.S. companies) and a peer group of companies determined by the Company. The graph assumes $100 invested on June 30, 1990 in Concurrent Common Stock and each of the indices.


         Comparison of Five Year-Cumulative Total Returns
                         Performance Graph for
                  Concurrent Computer Corporation

Prepared by the Center for Research in Security Prices
Produced on 09/15/95 including data to 06/30/95


CRSP Total Returns Index for:

(X)   Concurrent Computer Corporation
(Y)   Nasdaq Stock Market (US Companies)
(Z)   Self-Determined Peer Group

Fiscal Year Ended               (X)           (Y)         (Z)

    06/29/90                   100.0         100.0       100.0
    06/28/91                    49.2         105.9        69.7
    06/30/92                    20.9         127.2        49.8
    06/30/93                    38.2         160.0        62.1
    06/30/94                    18.5         161.6        45.5
    06/30/95                    24.6         215.4        78.1


LEGEND

Companies in the Self-Determined Peer Group
   Convex Computer Corp                Data General Corp
   Digital Equipment Corp              Encore Computer Corp
   Harris Computer Systems Corp        Pyramid Technology Corp
   Sequent Computer Systems Inc        Silicon Graphics Inc
   Stratus Computer Inc                Tandem Computers Inc

Notes:
A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceeding trading day is used.
D.  The index level for all series was set to $100.0 on 06/29/90.



Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, to the knowledge of the Company, the beneficial owners of more than 5% of the Company's
Common Stock as of September 22, 1995.

                                                   Percentage of
Name and Address                   Number of        Common Stock
of Beneficial Owner              Shares Owned       Outstanding

Teachers Insurance and Annuity    1,596,938             5.2%
Association of America (a)
730 Third Avenue
New York, NY 10017-3206

Cowen & Company                   1,570,000             5.1%
Financial Square
New York, NY 10005

(a) Assumes for such beneficial owner the exercise of warrants to purchase 80,000 shares of Common Stock at $3.00 per share granted in connection with the "lock-up" through January 21, 1994 of the shares of Common Stock held by such beneficial owner. Does not assume the exercise of warrants by any other warrant holder. In August 1992, in an arms-length transaction, Concurrent transferred all its interests in its Westford, Massachusetts facility to an affiliate of Teachers Insurance and Annuity Association of America in exchange for consideration including cancellation of $11,000,000 in mortgage indebtedness plus accrued interest. As part of the transaction, the Company leased back a portion of the facility and continued its existing operations from the facility.

     The following table sets forth for each nominee for Director, and each of the persons named in the executive compensation table, his name, and the number of shares and percentage of Common Stock of the Company which he reported were beneficially owned by him as of June 30, 1995, including the number of shares of Common Stock he has the right to purchase during the 60 days thereafter (through August 29, 1995) upon the exercise of existing stock options. The beneficial owners have sole voting and investment power with respect to such shares.


                                    Common Stock    Percentage of
                                 Beneficially Owned  Common Stock
Name                         Directly or Indirectly  Outstanding

Michael A. Brunner (a)                3,000               *
George E. Chapman (b)                27,108               *
Kevin N. Clowe  (a)                   3,000               *
David S. Cowie (c)                   27,762               *
C. Forbes Dewey, Jr. (d)             14,901               *
Morton E. Handel (a)                  3,000               *
Robert S. Kovarcik (e)               17,729               *
C. Dennis McWatters (f)               8,923               *
Richard P. Rifenburgh (g)            13,000               *
Robert R. Sparacino (a)               3,000               *
John T. Stihl (h)                   225,963               *
Directors and executive
   officers as a group (15 persons) 429,851               *

(a) Represents options to purchase 3,000 shares of Common Stock of the Company currently exercisable.
(b) Includes options to purchase 13,096 shares of Common Stock of the Company currently exercisable or which become exercisable within 60 days of June 30, 1995.
(c) Includes options to purchase 21,173 shares of Common Stock of the Company currently exercisable or which become exercisable within 60 days of June 30, 1995.
(d) Excludes 10 shares held by Mr. Dewey's wife and 26 shares held in trust for Mr. Dewey's son, as to both of which holdings he disclaims beneficial ownership. Includes options to purchase 5,491 shares of Common Stock of the Company which are currently exercisable.
(e) Includes options to purchase 15,104 shares of Common Stock of the Company currently exercisable or which become exercisable within 60 days of June 30, 1995.
(f) Includes options to purchase 8,198 shares of Common Stock of the Company currently exercisable or which become exercisable within 60 days of June 30, 1995.
(g) Includes options to purchase 3,000 shares of Common Stock of the Company currently exercisable.
(h) Includes options to purchase 185,668 shares of Common Stock of the Company currently exercisable or which become exercisable within 60 days of June 30, 1995.

*  Less than 1% of the Company's outstanding Common Stock.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("ten percent stockholders"), to file reports of ownership of the Company's securities and changes in such ownership with the Securities and Exchange Commission (the "Commission) and the National Association of Securities Dealers, Inc. Officers, directors and ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon its review of copies of such filings received by it and written representations from certain reporting persons that no Form 5 was required for those persons, the Company believes that during its fiscal year ended June 30, 1995 all filing requirements applicable to its officers, directors and ten percent stockholders were satisfied except that applicable Form 5s were filed two days late and a Form 4 for Charles R. Maule, Vice President, Marketing and Strategy, was not timely filed by the Company.

CONCURRENT COMPUTER CORPORATION
Proxy Solicited By Board of Directors
for Annual Meeting November 1, 1995

The undersigned stockholder hereby appoints John T. Stihl and Kevin J. Dell or either of them, attorneys and proxies for the undersigned with power of substitution in each to act for and to vote, as designated below, with the same force and effect as the undersigned, all share of Concurrent Computer Corporation Common Stock standing in the name of the undersigned at the Annual Meeting of Stockholders to be held at the Oyster Point Hotel, Red Bank, New Jersey on November 1, 1995 at 2:00 p.m., and at any adjournment thereof.

When properly executed, this proxy will be voted in the matter directed herein by the undersigned stockholder. If no direction is made, this proxy will grant authority to the proxy holders to vote on behalf of the undersigned stockholder and will be voted "for" all nominees for the director and "for" all other proposals.

In their discretion, the proxy holders are authorized to vote upon such other matters as may properly come before the meeting or any adjournments thereof. The proxy will be voted in accordance with the proxy holders' best judgment as to any other matter.

1.  Elect Directors
Nominees:  Brunner, Clowe, Dewey, Handel, Rifenburgh, Sparacino, Stihl

____ For               ____ Withheld

2.  Ratify Coopers & Lybrand LLP as independent auditors for fiscal year 1996.

____ For              ____ Against                   ____ Abstain


                                  ____Mark here for address change and
                                      note at left

                                  ____Mark here if you plan to attend
                                      the meeting


Please mark, date and sign exactly as your name appears hereon. Joint owners should each sign. If the signer is a corporation, please sign in full corporate name by duly authorized officer. Executors, administrators, trustees etc. should give full title as such.

Signature: ________________________    Date___________________

Signature: ________________________    Date___________________




(END OF EXCERPT)


                               Signatures



   Pursuant to the requirements of the Securities and Exchange
Act of 1934, the Registrant has duly caused this amendment to the annual report for the fiscal year ended June 30, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.

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

Date:  1/24/96