Form 10-Q
period 1995-12-31
CONCURRENT COMPUTER CORP/DE
filed 1996-02-14
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                --------------


                                   FORM 10-Q

(Mark One)

    X       Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

                   For the Quarter Ended December 31, 1995

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
   (State of Incorporation)  (I.R.S. Employer Identification No.
         2 Crescent Place, Oceanport,  New Jersey 07757
                      Telephone: (908) 870-4500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
 90 days.

                                   Yes  X    No


Number of shares of the Registrant's Common Stock, par value 0.01 per share, outstanding as of February 1, 1996 were 30,569,159.

PART I.   Financial Information
Item 1.   Financial Statements

                          Concurrent Computer Corporation
                      Consolidated  Statements of Operations
                 (Dollars in thousands, except per share amounts)

                      Three Months Ended         Six Months Ended
                          December 31,              December 31,

                         1995       1994         1995      1994
Net Sales:
  Computer systems      $10,332    $20,402     $21,865   $44,275
  Service and other      14,151     17,384      29,070    35,019
   Total                 24,483     37,786      50,935    79,294

Cost of sales:
  Computer systems        5,892      9,718      12,363    21,897
  Service and other       8,004     10,782      16,780    21,334
   Total                 13,896     20,500      29,143    43,231

Gross margin             10,587     17,286      21,792    36,063

Operating expenses:
 Research and development 3,339      5,327       7,054    10,748
 Selling, general and
    administrative        7,319     10,086      15,271    20,284
 Provision for
    restructuring         1,300         -        1,300        -
 Sales and use tax credit    -      (1,000)         -     (1,000)

Total operating expenses 11,958     14,413      23,625    30,032

Operating income (loss)  (1,371)     2,873      (1,833)    6,031

Interest expense           (626)      (648)     (1,320)   (1,372)

Interest income              70        129         181       311
Other non-recurring charge   -          -       (1,700)       -
Other income (expense)-net  (30)       (14)       (517)      144

Income (loss) before
 provision for income
 taxes                   (1,957)     2,340      (5,189)    5,114

Provision for income taxes  600      1,300       1,000     2,400

Net income (loss)       ($2,557)    $1,040     ($6,189)   $2,714

Net income (loss) per
    share                ($0.08)     $0.03      ($0.20)    $0.09


The accompanying notes are an integral part of the consolidated financial statements.


                        Concurrent Computer Corporation
                          Consolidated Balance Sheets
                            (Dollars in thousands)


                                        December 31,    June 30,
                                            1995          1995

    ASSETS

Current assets:
 Cash and cash equivalents                 $3,433         $5,728
 Accounts receivable - net                 23,092         25,456
 Inventories                               12,835         14,510
 Prepaid expenses and other current assets  3,749          4,303
    Total current assets                   43,109         49,997

Property plant and equipment - net         33,930         38,567
Other long-term assets                      5,983          9,795

Total assets                              $83,022        $98,359


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                             $5,124         $6,716
 Current portion of long-term debt          1,668          1,529
 Revolving credit facility                  4,931          5,761
 Accounts payable and accrued expenses     23,590         29,285
 Deferred revenue                           4,349          4,841

Total current liabilities                  39,662         48,132

Long-term debt                              8,508          9,536
Other long-term liabilities                 5,275          5,521

Stockholders' equity:
 Common stock                                 306            302
 Capital in excess of par value            73,736         73,112
 Accumulated deficit after eliminating
   accumulated deficit of $81,826 at
   December 31, 1991, date of quasi-
   reorganization                         (43,217)       (37,028)
 Treasury stock                               (58)           (58)
 Cumulative translation adjustment         (1,190)        (1,158)
  Total stockholders' equity               29,577         35,170

Total liabilities and stockholders'
   equity                                 $83,022        $98,359

The accompanying notes are an integral part of the consolidated financial statements.

                             Concurrent Computer Corporation
                         Consolidated Statements of Cash Flows
                                (Dollars in thousands)

                                                 Six Months Ended
                                                   December 31,

                                              1995        1994*

Cash flows (used by) provided by
    operating activities:
 Net (loss) income                         ($6,189)       $2,714
 Adjustments to reconcile net (loss)
  income to net cash (used by) provided
  by operating activities:
    Depreciation, amortization and other     5,977         6,502
    Provision for inventory reserves         1,219         1,910
    Non-cash taxes                              -          1,800
    Non-cash interest and amortization
     of financing costs                        146           230
    Provision for restructuring              1,300            -
    Other non-recurring charge               1,700            -
    Sales and use tax credit                    -         (1,000)
    Decrease (increase) in current assets:
      Accounts receivable                    1,750         7,970
      Inventories                              400        (3,661)
      Prepaid expenses and other current
        assets                                 (25)           52
    Decrease in current liabilities, other
      than debt obligations                 (6,532)       (8,359)
    Decrease (increase )in other
      long-term assets                         934           (88)
    Decrease in other long-term liabilities    (86)         (310)

Total adjustments to net (loss) income       6,783         5,046

Net cash provided by operating activities      594         7,760

Cash flows used by investing activities:
  Additions to property, plant and
     equipment                              (1,230)       (2,626)

Cash flow (used by) provided by
  financing activities:
    Net (payments) proceeds of notes payable  (307)          488
    Net payments of revolving credit facility (830)           -
    Repayment of long-term debt               (875)       (7,065)
    Net proceeds from sale and issuance
      of common stock                          109           150

Net cash used by financing activities       (1,903)       (6,427)

Effect of exchange rate changes on cash
  and cash equivalents                         244           168

Decrease in cash and cash equivalents      ($2,295)      ($1,125)

Cash paid during the period for:

   Interest                                   $921        $1,189
   Income taxes (net of refunds)            $1,261          $551


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

Note 2:  Income (Loss) Per Share

Income (loss) per share for the three and six months ended December 31, 1995 and 1994, respectively, is based on the weighted average number of shares of common stock outstanding and for the three and six months ended December 31, 1994 includes common stock equivalents (dilutive stock options). Income per share on a primary and fully diluted basis for the three and six months ended December 31, 1994 are equivalent. The number of shares used in computing earnings per share were as follows:

(Shares in thousands)

                            Three Months Ended   Six Months Ended
                               December 31,          December 31,
                              1995      1994      1995      1994

Primary                     30,567     30,127    30,439    29,991

Fully Diluted               30,567     30,127    30,439    29,991



Note 3:  Inventories

(Dollars in thousands)                  December 31,    June 30,
                                            1995          1995

Raw materials                            $  6,767      $  7,111
Work-in-process                               623           753
Finished goods                              5,445         6,646

                                          $12,835       $14,510


Note 4:  Accumulated Depreciation

Accumulated depreciation at December 31, 1995 and June 30, 1995 was $41,312,000 and $37,573,000, respectively.


Note 5: Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of:

(Dollars in thousands)

                                        December 31,     June 30,
                                  1995            1995


Accounts payable -trade                   $7,759          $11,023
Accrued payroll, vacation and other
   employee expenses                       6,332            8,510
Restructuring costs                        2,055            2,568
Other accrued expenses                     7,444            7,184

                                         $23,590          $29,285

Note 6:  Sale/Leaseback

On September 26, 1995, the Company entered into a contract providing for the sale/leaseback of its Oceanport, New Jersey facility. Due to the change in circumstances resulting from the anticipated business combination referred to in Note 9 it is unlikely that this transaction will be completed as contemplated. Pending completion of the business combination, the Company is reviewing its facilities requirements and may explore the possible sale or sale leaseback of the facility.

Note 7: Provision for Restructuring

In October 1995, the Company's management approved a plan to restructure its operations. In connection with the restructuring, the Company recorded a $1.3 million provision for restructuring during the quarter ended December 31,1995. The restructuring plan provided for a reduction of approximately 55 employees worldwide and the downsizing or closing of certain office locations which represents approximately 85% and 15% of the provision, respectively. During the quarter ended December 31,1995, the actual cash payments related to this restructuring amounted to approximately $0.7 million and were primarily related to employee termination costs.

Note 8:  Other Non-recurring Charge

On November 14, 1995, the Company accepted an offer for the purchase of its Tinton Falls, New Jersey facility. Completion of the transaction has been delayed in order for the buyer to obtain suitable mortgage financing. The transaction is expected to close during the fiscal year. The net proceeds from this transaction are expected to be approximately $2.3 million. As a result, the Company adjusted its results for the three months ended September 30, 1995 and recorded a non-recurring charge of $1.7 million in order to adjust the book value of this facility to its estimated net realizable value. Upon completion of this transaction, the Company is required to make a prepayment of its outstanding term loan up to an amount equal to 75% of the net sale proceeds. There can be no assurance that this transaction will be completed as contemplated.

Note 9:  Subsequent Event

On February 8, 1996 the Company and Harris Computer Systems Corporation ("HCSC") jointly announced that the companies' respective boards of directors had unanimously approved a Memorandum of Understanding between the two companies to modify the proposed transaction structure previously announced on November 6, 1995. The modified transaction will result in a combination of the real-time businesses of both companies. Under the modified transaction structure, HCSC will sell its real-time computing business (retaining its trusted systems computing business) and approximately 230,000 shares of HCSC common stock to Concurrent, in exchange for approximately 10 million shares of Concurrent common stock and $10 million liquidation preference of Concurrent convertible, exchangeable preferred stock (the "Preferred Stock") with a 9% coupon, convertible into Concurrent common stock at $2.50 per share subject to mandatory redemption in ten years unless previously converted. Upon completion of the modified transaction, Concurrent and HCSC shareholders will own approximately 75% and 25%, respectively, of Concurrent , and HCSC shareholders and Concurrent will own approximately 90% and 10%, respectively, of HCSC. HCSC shareholders could increase their ownership interest in Concurrent to approximately 32% upon full conversion of the Preferred Stock. The modified transaction is subject to a number of conditions including execution of definitive documentation and approval of the board of directors
and shareholders of both companies.   For additional information
on the transaction, refer to the press release filed herewith as
Exhibit 99.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     On February 8, 1996 the Company and Harris Computer Systems Corporation ("HCSC") jointly announced that the companies' respective boards of directors had unanimously approved a Memorandum of Understanding between the two companies to modify the proposed transaction structure previously announced November
6, 1995. The modified transaction will result in a combination of the real-time businesses of both companies. The initial transaction would have resulted in the merger of HCSC into a subsidiary of Concurrent with each HCSC shareholder receiving
9.56 shares of Concurrent common stock for each share of HCSC common stock. If completed, Concurrent and HCSC shareholders would have owned approximately 61% and 39%, respectively, of the combined company. Under the modified transaction structure, HCSC will sell its real-time computing business (retaining its trusted systems computing business) and approximately 230,000 shares of HCSC common stock to Concurrent, in exchange for approximately 10 million shares of Concurrent common stock and $10 million liquidation preference of Concurrent convertible, exchangeable preferred stock (the "Preferred Stock") with a 9% coupon, convertible into Concurrent common stock at $2.50 per share subject to mandatory redemption in ten years unless previously converted. Upon completion of the modified transaction, Concurrent and HCSC shareholders will own approximately 75% and 25% respectively, of Concurrent , and HCSC shareholders and Concurrent will own approximately 90% and 10%, respectively, of HCSC. HCSC shareholders could increase their ownership interest in Concurrent to approximately 32% upon full conversion of the Preferred Stock. The modified transaction is subject to a number of conditions including execution of definitive documentation and approval of the board of directors and shareholders of both companies.

     The execution of the Memorandum of Understanding follows a number of marketplace-related events, including a significant increase in the current market price of HCSC common stock relative to Concurrent common stock, public statements by a large holder of HCSC common stock that it would not support the merger transaction as originally structured, and recent successful initial public offerings by other companies in the trusted systems computing business. Additionally, the merger transaction as originally constituted required that the fairness opinions delivered to both Concurrent and HCSC in November 1995 by their respective financial advisors be confirmed prior to completion of the transaction, and it was determined that this condition was not likely to be satisfied. For additional information on the transaction, refer to the press release filed herewith as Exhibit 99.

     Although the Company continued to experience a decline in net sales for the quarter ended December 31, 1995, the backlog for computer systems at the end of the quarter was higher than at any point in the past year. The decline in net sales from the previous quarter was largely due to a delay of approximately $2 million in customer orders previously expected to ship during the quarter. In addition, certain customers may also have delayed purchase decisions until completion of the anticipated combination of the Company and HCSC. The Company is pursuing a number of significant opportunities which, if it is selected, will result in long-term revenues. Since the sales cycles for these major program opportunities tend to be protracted, the resulting revenue, if any, may be delayed to future quarters.

     The Company is cautiously optimistic about its results for the next 12 months for a number of reasons. The Company recently met a major product development milestone with the completion of a new configuration for its MAXION real time computer that can support up to 64 processors. The new configuration is expected to make the Company more competitive in several key markets such as simulation and training and C4I (command, control, communications, computers, and intelligence). The Company also expects to announce a new product delivery schedule in the upcoming months with new products scheduled to be available by the end of the fiscal year. In addition, there has been increased activity by potential customers exploring the benefits of the MAXION system for multimedia opportunities, especially in support of interactive video-on-demand and multimedia server applications. This is especially true in international markets where the Company's revenues have exceeded those of North America for the past four quarters.

     The Company continues to manage its resources and to focus on its revenue generating activities with the objectives to achieve sustained growth and profitability. In connection with its cost reduction efforts, the Company recorded a provision for restructuring of $1.3 million during the quarter ended December 31, 1995. In addition to the anticipated sale of the Company's Tinton Falls, New Jersey facility, the Company continues to pursue various additional financing alternatives to improve its financial flexibility. The Company expects to be able to meet its obligations when due through its operating and financing efforts.

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

                           Three Months Ended    Six Months Ended
                              December 31,          December 31,
                             1995       1994      1995      1994

Net sales:
  Computer systems           42.2%      54.0%     42.9%     55.8%
  Service and other          57.8       46.0      57.1      44.2

      Total net sales       100.0      100.0     100.0     100.0

Cost of sales (% of
 respective sales category):
  Computer systems           57.0       47.6      56.5      49.5
  Service and other          56.6       62.0      57.7      60.9

      Total cost of sales    56.8       54.3      57.2      54.5

Gross margin                 43.2       45.7      42.8      45.5

Operating expenses:
  Research and development   13.6       14.1      13.8      13.6
  Selling, general and
    administrative           29.9       26.7      30.0      25.6
  Provision for
    restructuring             5.3         -        2.6        -
  Sales and use tax credit     -        (2.7)       -       (1.3)

   Total operating expenses  48.8       38.1      46.4      37.9

Operating income (loss)      (5.6)       7.6      (3.6)      7.6

Interest expense             (2.6)      (1.7)     (2.6)     (1.7)
Interest income               0.3        0.3       0.4       0.3
Other non-recurring charge     -          -       (3.3)       -
Other income (expense) - net (0.1)        -       (1.0)      0.2

Income (loss) before
  provision for income taxes (8.0)       6.2     (10.2)      6.4
Provision for income taxes    2.5        3.4       2.0       3.0

Net income (loss)           (10.5)%      2.8%    (12.2)%     3.4%


Results of Operations

Three Months Ended December 31, 1995 in Comparison to Three
Months Ended December 31, 1994

Net Sales

     Net sales for the three months ended December 31, 1995 were $24.5 million, a decrease of $13.3 million from the prior year period. This decrease was due to a decrease of $10.0 million, or 49.4%, in computer systems sales and a decrease of $3.2 million, or 18.5%, in service and other revenues. The decrease in computer system sales was primarily due to reduced shipments under the U.S. Department of Commerce's Next Generation Weather Radar (NEXRAD) program and reduced sales of open systems. The decline in sales of open systems is attributable to a decline in North America business partially offset by an ongoing increase in international business. The decrease in service and other revenues was primarily due to the decline in computer system sales experienced in prior periods which resulted in fewer maintenance contracts and a decline in renewal rates on maturing contracts partially offset by approximately $0.2 million related to the impact of favorable exchange rates.

Gross Margin

     Gross margin, as measured in dollars and as a percentage of net sales, was $10.6 million and 43.2%, respectively, for the three months ended December 31, 1995 compared to $17.3 million and 45.7%, respectively, for the prior year period. The decrease in gross margin dollars and percentage was primarily due to the aforementioned decline in net sales partially offset by cost savings resulting from the Company's operational restructurings.

Operating Income (Loss)

     Operating loss for the three months ended December 31, 1995 was $1.4 million compared to operating income of $2.9 million for the prior year period. The $4.3 million change was due to the aforementioned $6.7 million decrease in gross margin and a $1.3 million provision for restructuring recorded in the current period partially offset by a $3.7 million reduction in operating expenses.

     The $3.7 million decrease in operating expenses was primarily due to a $2.7 million decrease in selling, general and administrative expenses and a $2.0 million decrease in research and development expenses offset by a $1.0 million decrease in the sales and use tax credit. The decrease in selling, general and administrative and research and development expenses is primarily due to cost savings resulting from the Company's operational restructurings.

Net Income (Loss)

     Net loss for the three months ended December 31, 1995 was $2.6 million compared to net income of $1.0 million for the prior year period. The $3.6 million change results from the $4.3 million decrease in operating income and a $0.7 million net decrease in non-operating expenses. The decrease in non-operating expenses was primarily due to $0.7 million decrease in the provision for income taxes. The decrease in the provision for income taxes relates primarily to domestic operations.

Six Months Ended December 31, 1995 in Comparison to Six Months
Ended December 31, 1994

Net Sales

     Net sales for the six months ended December 31, 1995 were $50.9 million, a decrease of $28.4 million from the prior year period. This decrease was due to a decrease of $22.4 million, or 50.6%, in computer systems sales and a decrease of $6.0 million, or 17.0%, in service and other revenues. The decrease in computer system sales was primarily due to reduced shipments under the U.S. Department of Commerce's Next Generation Weather Radar (NEXRAD) program and reduced sales of open systems and refurbished products. The decline in sales of open systems is primarily attributable to a decline in North America business. The decrease in service and other revenues was primarily due to the decline in computer system sales experienced in prior periods which resulted in fewer maintenance contracts and a decline in renewal rates on maturing contracts partially offset by approximately $0.6 million related to the impact of favorable exchange rates.

Gross Margin

     Gross margin, as measured in dollars and as a percentage of net sales, was $21.8 million and 42.8%, respectively, for the six months ended December 31, 1995 compared to $36.0 million and 45.5%, respectively, for the prior year period. The decrease in gross margin dollars and percentage was primarily due to the aforementioned decline in net sales partially offset by cost savings resulting from the Company's operational restructurings.

Operating Income (Loss)

     Operating loss for the six months ended December 31, 1995 was $1.8 million compared to operating income of $6.0 million for the prior year period. The $7.8 million change was due to the aforementioned $14.2 million decrease in gross margin and a $1.3 million provision for restructuring recorded in the quarter ending December 31,1995 partially offset by a $7.7 million reduction in operating expenses.

     The $7.7 million decrease in operating expenses was primarily due to a $5.0 million decrease in selling, general and administrative expenses and a $3.7 million decrease in research and development expenses offset by a $1.0 million decrease in the sales and use tax credit. The decrease in selling, general and administrative and research and development expenses is primarily due to cost savings resulting from the Company's operational restructurings.

Net Income (Loss)

     Net loss for the six months ended December 31, 1995 was $6.2 million compared to net income of $2.7 million for the prior year period. The $8.9 million change results from the $7.8 million decrease in operating income and a $1.2 million net increase in non-operating expenses. The increase in non-operating expenses was primarily due to a non-recurring charge of $1.7 million incurred during the prior period, a $0.3 million increase in foreign exchange losses and a $0.3 million decrease in income related to minority interest partially offset by a $1.4 million decrease in the provision for income taxes. The non-recurring charge of $1.7 million incurred during the prior period was recorded in order to adjust the book value of the Company's Tinton Falls, New Jersey facility to its estimated net realizable value based on the acceptance of an offer to purchase the facility. The decrease in the provision for income taxes relates primarily to domestic operations.

Financial Resources and Liquidity

     The liquidity of the business is dependent on many factors, including sales volume, operating profit ratio, debt service and the efficiency of asset use and turnover. The future liquidity of the Company's business will depend to a significant extent on:
1) the actual versus anticipated decline in sales of proprietary systems and traditional services; 2) its ongoing cost control efforts; 3) its ability to generate revenue growth from its open systems; and 4) if necessary, its ability to pursue various additional financing alternatives.

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

     As of December 31, 1995, the Company had a current ratio of
1.09 to 1, an inventory turnover ratio of 4.3 times and net working capital of $3.4 million. At December 31, 1995, cash and cash equivalents amounted to $3.4 million and accounts receivable amounted to $23.1 million. The Company purposefully manages its cash and cash equivalents at minimum levels and borrows under its Revolver (as described below) as needed.

     The Company's current bank arrangement provides for a $18.0 million credit facility. The facility includes a $10.0 million term loan (the "Term Loan") and a $8.0 million revolving credit facility (the "Revolver"). At December 31, 1995, the outstanding balances under the Term Loan and the Revolver were $9.3 and $4.9 million, respectively. At December 31, 1995, the additional borrowing availability under the Revolver was $2.5 million. The outstanding balance of the Revolver is classified as a current liability. Both the Term Loan and the Revolver bear interest at the prime rate plus 2.0%. The Term Loan is payable in 36 equal monthly installments of $139,000 each, commencing August 1, 1995, with a final payment of approximately $5.0 million payable August 1, 1998. The Revolver may be repaid and reborrowed, subject to certain collateral requirements, at any time during the term ending August 1, 1998. The Company has pledged substantially all of its domestic assets as collateral for the Term Loan and the Revolver. The Company may repay the Term Loan at any time without penalty. In the event of a possible sale of its Oceanport and Tinton Falls, New Jersey facilities, the Company is required to make a prepayment of the Term Loan up to an amount equal to 75% of the net sale proceeds. Certain early termination fees apply if the Company terminates the facility in its entirety prior to August 1, 1998. The Company is in discussions with the lender to modify the lending arrangement, specifically to increase the amount available under the Revolver and to modify various covenants to become effective upon completion of the acquisition of HCSC's real-time computing business. In the event the Company experiences a loss prior to the effectiveness of such modifications, the Company may not be able to satisfy a certain financial covenant in which case it will seek a waiver. There can be no assurance that such a waiver, if necessary, will be granted or that the Company will be able to modify the lending arrangement as contemplated.

     On November 14, 1995, the Company accepted an offer for the purchase of its Tinton Falls, New Jersey facility. Completion of the transaction has been delayed in order for the buyer to obtain suitable mortgage financing. The transaction is expected to close during the fiscal year. The net proceeds from this transaction are expected to be approximately $2.3 million. As a result of this agreement, the Company adjusted its results for the three months ended September 30, 1995 and recorded a non-recurring charge of $1.7 million in order to adjust the book value of this facility to its estimated net realizable value. Upon completion of this transaction, the Company is required to make a prepayment of the term loan up to an amount equal to 75% of the net sale proceeds. There can be no assurance that this transaction will be completed as contemplated.

     The Company anticipates substantial costs to close the acquisition of HCSC's real-time computing business. The Company believes that it will be able to fund the costs of the transaction through operating results, ongoing cost control actions, the sale of certain facilities, the existing Revolver and cash that is expected to be available from HCSC in the acquisition transaction. Depending on the available borrowing base, from time to time the Company has borrowings available under the Revolver. In addition, the Company believes that incremental borrowings will be available as a result of a higher borrowing base from the acquisition of HCSC's real-time computing business.

     Although management believes that improvements in cash flow will result from the restructuring of operations and other actions which will enhance the Company's ability to manage its cash requirements, the short term prospects for the Company's liquidity are dependent to a significant degree upon the level and stability of revenue from sales and service of its computer systems, the Company's ongoing cost control actions and the Company's ability to manage the costs related to the acquisition of HCSC's real-time computing business. The Company plans to continue to evaluate and invest its resources based on anticipated revenue levels to achieve profitability and quarter to quarter revenue growth during calendar year 1996. In addition to the sale of its Tinton Falls, New Jersey facility, the Company is also pursuing various additional financing alternatives to improve its financial flexibility. The Company expects to be able to meet its obligations when due through its operating and financing efforts. There can be no assurance that the Company's operating and financing efforts will be achieved.

PART II.    Other Information

Item 6. Exhibits and Reports on Form 8-K


    (a)    Exhibits:

               11    Computation of Primary Earnings Per Share

               27    Financial Data Schedule

               99    Press Release dated February 8, 1996

    (b) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1995.



                              Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this quarterly report for the quarter ended December 31, 1995 to be signed on its behalf by the undersigned thereunto duly authorized.


                       CONCURRENT COMPUTER CORPORATION
                           (Registrant)

                       By: /s/ John T. Stihl
                               John T. Stihl
                               Chairman of the Board
                               President and
                               Chief Executive Officer


                       By: /s/ Roger J. Mason
                               Roger J. Mason
                               Vice President,
                               Finance and Treasurer
                               Chief Financial Officer
                               (Principal Accounting Officer)

Dated:  February 14, 1996




                             Exhibit Index




     Exhibit No.                        Description

     11                Computation of primary earnings per share

     27                Financial data schedule

     99                Press Release dated February 8, 1996



                    Concurrent Computer Corporation
                                Exhibit 11
                  Primary Earnings Per Share Computation
        (Dollars and shares in thousands, except per share amounts)


                         Three Months Ended      Six Months Ended
                            December 31,           December 31,
                           1995      1994         1995      1994

Net income (loss)       ($2,557)    $1,040     ($6,189)    $2,714


Weighted average number
  of common shares       30,567     30,126      30,439     29,928


Increase in weighted
  average number of
  common shares upon
  assumed exercise of
  stock options              -           1          -          63

Total                    30,567     30,127      30,439     29,991


Net income (loss)
   per share             ($0.08)     $0.03      ($0.20)     $0.09


Income per share on a primary and fully diluted basis for the three and six months ended December 31, 1994 are equivalent.





                                         Exhibit 99


NEWS RELEASE
FOR IMMEDIATE RELEASE


Concurrent Computer Corporation and Harris Computer Systems Corporation Announce Revised Combination Transaction Structure


Oceanport, New Jersey/Ft. Lauderdale, Florida, February 8, 1996 - Concurrent Computer Corporation (NASDAQ:CCUR) and Harris Computer Systems Corporation (NASDAQ:NHWK) today jointly announced that the companies' respective boards of directors have unanimously approved a Memorandum of Understanding to modify the proposed transaction structure between the two companies that would result in a combination of the real-time businesses of both companies.

Under the revised transaction structure Harris Computer Systems Corporation (HCSC), would sell its real-time computing business and approximately 230,000 shares of HCSC common stock to Concurrent Computer Corporation (CCC), in exchange for approximately 10 million shares of CCC common stock and $10 million liquidation preference of convertible, exchangeable preferred stock of CCC with a 9% coupon, convertible into CCC common stock at $2.50 per share. The transaction is subject to a number of conditions including execution of definitive documentation and approval of the board of directors and shareholders of each company.

Immediately following the transaction, CCC's shareholders are expected to own approximately 75% of CCC's outstanding common stock, with the balance to be owned by HCSC. HCSC shareholders will own approximately 90% of HCSC's common stock, with CCC owning approximately 10%. HCSC could increase its position in CCC from approximately 25% to approximately 32% upon full conversion of the preferred stock.

In November 1995, both companies agreed to a transaction in which HCSC would merge with CCC and each HCSC shareholder would receive
9.56 shares of CCC common stock for each share of HCSC common stock. The execution of the Memorandum of Understanding follows a number of marketplace-related events, including a significant increase in the current market price of HCSC common stock relative to CCC common stock, public statements by a large holder of HCSC common stock that they would not support the merger transaction as originally constituted, and recent successful initial public offerings by other companies in the trusted systems computing business. Additionally, the merger transaction as originally constituted required that the fairness opinions delivered to both CCC and HCSC in November 1995 by their respective financial advisors be confirmed, and it was determined that this condition was not likely to be satisfied.

HCSC intends to change its name and will be totally focused on its leading edge secure business. Corky Siegel, HCSC's Chairman, President and Chief Executive Officer stated, "Our two divisions, Real-time and Trusted, needed to be separated. It is the culmination of a strategy initiated last April when we broke the corporation into two separate divisions. This is a significant win for both divisions. By combining our real-time business with Concurrent we create the world leader in real-time computing and at the same time the Trusted Systems Division will be free to focus solely on its secure computing business including access to both private and public equity."

Complementary Strengths

The two companies are recognized leaders in real-time computing technology. More than two decades of experience in solving real-time computing problems has led the two companies to develop product lines with many similarities. Each, however, has also developed unique advantages that will now be available to their combined customers, providing the combined operations with greater depth to meet a broader range of application needs.

John Stihl, CCC's Chairman, President and Chief Executive Officer commented, "The revised transaction represents an opportunity to strengthen our leadership position in real-time computing and obtain an interest in the secure computing market through our ownership interest in Harris Computer Systems. Currently, Concurrent and Harris Computer Systems have leadership positions in key real-time computing areas, such as military and commercial simulation, data acquisition for range and telemetry, wagering and gaming systems and acquisition and processing of weather related information, as well as a strong position in the emerging multimedia marketplace. This transaction will strengthen our distribution and product solutions."

Company Operations

Under the terms of the revised transaction, CCC's John Stihl will serve as Chairman of the Board and HCSC's Corky Siegel will serve as President and Chief Executive Officer of Concurrent Computer Corporation. Principal executive offices will be in the south Florida area. An active search has been initiated to replace Mr. Siegel as President and Chief Executive Officer of HCSC.

Corky Siegel added, "I am pleased to accept the challenging opportunity that will be provided to me as the President and Chief Executive Officer of Concurrent at the close of the transaction. At this time we are seeking a recognized leader in network computing to lead HCSC as it capitalizes on its growing market position in secure computing. A complete team that has been working in the Trusted Division has been assembled for more than one year. This team includes heads of sales, marketing, and engineering. The Chief Financial Officer of HCSC has already been selected from within the Trusted Systems Division. Harris Computer Systems' head of International Operations, with 2 years of experience with HCSC and over 30 years with IBM, will remain as head of the international business. Our search for a new President and Chief Executive Officer is well underway and will be concluded prior to this transaction."

The parties do not intend to make any further press announcements concerning the merger or the revised transaction prior to the execution of a definitive agreement for the revised transaction.

Concurrent Computer Corporation, headquartered in Oceanport, New Jersey is the leading worldwide supplier of networked and distributed, high-performance, real-time, fault-tolerant computing systems supported by technology-based computer services. The Company provides real-time solutions in simulation, weather, wagering and gaming, measurement and control, C3I (command, control, communications, and intelligence), financial services, insurance services and transaction processing, electronic transfer, paging systems, transportation control systems, multimedia, and network security systems. Concurrent produces the industry-leading, standards-based, POSIX compliant MAXION multiprocessor system and MAXION/OS real-time UNIX operating system. The Company also provides support to its worldwide Series 3200 system and UNIX system customers. Concurrent Computer has achieved ISO 9000 quality certification for its design, development, manufacturing and support processes. The company provides sales and support worldwide from offices throughout North America, Europe, and Asia, as well as through authorized distributors.

Harris Computer Systems Corporation, a worldwide corporation headquartered in Ft. Lauderdale, Florida is a leading supplier of high-performance real-time and multi-level secure computer systems, solutions and software for commercial and government markets. The company's Real-time Systems Division designs, manufactures and markets the Night Hawk series of real-time computers for simulation, data acquisition and control applications and the Power Hawk system for entry level real-time applications. For embedded applications the company's Power/UX real-time operating system and development tools are available on Motorola 604 based single board computers. The company's Trusted Systems Division is the leading supplier of computer security products that prevent break-ins over public networks such as the Internet to Fortune 1000 companies and the government. Products include secure operating systems, networking products and the CyberGuard Firewall - the only commercial firewall available with an operating system and networking product evaluated by the NCSC at the B1 level of trust.



Concurrent Computer Corporation         Harris Computer Systems
                                               Corporation
Analyst/Investor Contact:               Analyst/Investor Contact:
Ron Baker 908-870-5888	Beth Alonzo 954-973-5100



{PAGE|5}