Form 10-Q
period 1996-03-31
CONCURRENT COMPUTER CORP/DE
filed 1996-05-14
CIK 749038

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

                        For the Quarter Ended March 31, 1996

                                    or

                  _          Transition Report Pursuant to
                                Section 13 or 15(d) of
                                the Securities Exchange
                                      Act of 1934

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

                                        Yes  X        No___


   Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of May 1, 1996 were 30,590,239.




   PART I.   Financial Information
   Item 1.   Financial Statements

                        Concurrent Computer Corporation
                    Consolidated  Statements of Operations
                (Dollars in thousands, except per share amounts)

                                     Three Months Ended    Nine Months Ended
                                         March 31,             March 31,

                                       1996      1995       1996       1995
      Net sales:
        Computer systems             $13,831    $13,597     35,696    $57,872
        Service and other             12,342     16,747     41,412     51,766
             Total                    26,173     30,344     77,108    109,638

      Cost of sales:
        Computer systems               7,766      8,523     20,129     30,420
        Service and other              7,517     10,437     24,297     31,771
             Total                    15,283     18,960     44,426     62,191

      Gross margin                    10,890     11,384     32,682     47,447

      Operating expenses:
        Research and development       2,809      4,707      9,863     15,455
        Selling, general and
         administrative                6,666      8,665     21,937     28,949
        Provision for restructuring        -      2,700      1,300      2,700
        Sales and use tax credit           -       -          -        (1,000)

      Total operating expenses         9,475     16,072      33,100     46,104

      Operating income (loss)          1,415     (4,688)       (418)     1,343

      Interest expense                  (531)      (737)     (1,851)    (2,109)
      Interest income                      12       101         193        412
      Other non-recurring charge           -     (1,000)     (1,700)    (1,000)
      Other income (expense) - net         37       339        (480)       483

      Income (loss) before
       provision for income taxes         933    (5,985)     (4,256)      (871)

      Provision for income taxes          400    (1,000)      1,400      1,400

      Net income (loss)                  $533   $(4,985)    ($5,656)   ($2,271)

      Net income (loss) per share       $0.02    ($0.17)     ($0.19)    ($0.08)


                   The accompanying notes are an integral part
                     of the consolidated financial statements.



                     Concurrent Computer Corporation
                       Consolidated Balance Sheets
                          (Dollars in thousands)

                                                    March 31,     June 30,
                                                      1996          1995
             ASSETS

   Current assets:
     Cash and cash equivalents                         $3,078      $5,728
     Accounts receivable - net                         24,887      25,456
     Inventories                                       12,662      14,510
     Prepaid expenses and other current assets          4,477       4,303
       Total current assets                            45,104      49,997

   Property plant and equipment - net                  32,048      38,567
   Other long-term assets                               3,354       9,795

   Total assets                                       $80,506     $98,359

            LIABILITIES AND STOCKHOLDERS'  EQUITY


   Current liabilities:
     Notes payable                                     $5,655      $6,716
     Current portion of long-term debt                    824       1,529
     Revolving credit facility                          3,843       5,761
     Accounts payable and accrued expenses             22,933      29,285
     Deferred revenue                                   4,610       4,841
       Total current liabilities                       37,865      48,132

   Long-term debt                                       7,129       9,536
   Other long-term liabilities                          5,229       5,521

   Stockholders' equity:
     Common stock                                         306         302
     Capital in excess of par value                    73,737      73,112
     Accumulated deficit after eliminating
      accumulated deficit of $81,826 at
      December 31, 1991, date of
      quasi-reorganization                            (42,684)    (37,028)
     Treasury stock                                       (58)        (58)
     Cumulative translation adjustment                 (1,018)     (1,158)
       Total stockholders' equity                      30,283      35,170

   Total liabilities and stockholders' equity         $80,506     $98,359


     The accompanying notes are an integral part of the consolidated financial statements.



   Concurrent Computer Corporation
   Consolidated Statements of Cash Flows
   (Dollars in thousands)

                                                     Nine Months Ended
                                                         March 31,

                                                        1996     1995
   Cash  flows  (used  by)  provided  by  operating
   activities:
     Net loss                                         ($5,656)  ($2,271)
     Adjustments to reconcile net loss
       to net cash (used  by) provided
       by operating activities:
       Depreciation, amortization and other             9,041     9,564
       Provision for inventory reserves                 1,896       -
       Non-cash taxes                                      -        100
       Non-cash interest and amortization of
        financing costs                                   100       330
       Provision for restructuring                      1,300     2,700
       Other non-recurring charge                       1,700     1,000
       Sales and use tax credit                           -      (1,000)
       Decrease (increase) in current assets:
         Accounts receivable                             (307)   12,196
         Inventories                                     (486)     (813)
         Prepaid expenses and other current assets       (664)      762
       Decrease in current liabilities, other than
        debt obligations                               (6,806)  (10,961)
       Decrease in other long-term assets                 980       939
       Decrease in other long-term liabilities            (98)   (1,307)

       Total adjustments to net loss                    6,656    13,510

   Net cash provided by operating activities            1,000    11,239

   Cash flows provided by (used by) investing activities:
     Additions to property, plant and equipment        (2,023)   (3,692)
     Proceeds from sale of facility                     2,300      -
   Net cash provided by (used by) investing
     activities                                           277    (3,692)


   Cash flow (used by) provided by financing activities:
       Net proceeds of  notes payable                     427       742
       Net payments of revolving credit facility       (1,918)       -
       Repayment of long-term debt                     (3,075)   (7,873)
       Net proceeds from sale and issuance of
        common stock                                      110       150

   Net cash used by financing activities               (4,456)   (6,981)

   Effect of exchange rate changes on cash
     and cash equivalents                                 529      (167)

   Decrease in cash and cash equivalents              ($2,650)     $399

   Cash paid during the period for:

      Interest                                         $1,259    $1,752
      Income taxes (net of refunds)                    $1,541      $610

     The accompanying notes are an integral part of the consolidated financial statements.



                        Concurrent Computer Corporation
                  Notes To Consolidated Financial Statements
   ___________________________________________________________________


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

   Note 2:  Income (Loss) Per Share

   Income (loss) per share for the three and nine months ended March 31, 1996 and 1995, respectively, is based on the weighted average number of shares of common stock outstanding and for the three months ended March 31, 1996 includes common stock equivalents
   (dilutive stock options).   The number of shares used in computing
   earnings per share were as follows:

   (Shares in thousands)

                               Three Months Ended  Nine Months Ended
                                   March 31,            March 31,
                                 1996      1995      1996      1995
                                 ----      ----      ----      ----
   Primary                      30,750   30,126     30,482    29,994

   Fully Diluted                31,272   30,126     30,482    29,994


   Note 3:  Inventories

   (Dollars in thousands)                  March 31,         June 30,
                                              1996             1995

    Raw materials                           $  6,097         $  7,111
    Work-in-process                              183              753
    Finished goods                             6,382            6,646
                                             $12,662          $14,510


   Note 4:  Accumulated Depreciation

   Accumulated depreciation at March 31, 1996 and June 30, 1995 was $43,471,000 and $37,573,000, respectively.


   Note 5: Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consist of:

   (Dollars in thousands)

                                             March 31,    June 30,
                                               1996         1995

           Accounts payable -trade            $8,269       $11,023
           Accrued payroll, vacation and
           other employee expenses             6,203         8,510
           Restructuring costs                 1,600         2,568
           Other accrued expenses              6,861         7,184
                                             $22,933       $29,285


   Note 6: Provision for Restructuring

   In October 1995, the Company's management approved a plan to restructure its operations. In connection with the restructuring, the Company recorded a $1.3 million provision for restructuring during the quarter ended December 31, 1995. The restructuring plan provided for a reduction of approximately 55 employees worldwide and the downsizing or closing of certain office locations which represents approximately 85% and 15% of the provision, respectively. During the nine months ended March 31,1996, the actual cash payments related to this restructuring amounted to approximately $1.2 million and were primarily related to employee termination and office closing costs.

   Note 7:  Other Non-recurring Charge

   On March 20, 1996, the Company completed the sale of its Tinton Falls, New Jersey facility. The net proceeds from this transaction were approximately $2.3 million. During the quarter ending September 30, 1995, the Company recorded a non-recurring charge of $1.7 million to adjust the book value of this facility to its estimated fair value of $2.3 million. At completion of this transaction, the Company made a mandatory term loan prepayment of $1.7 million, of which 50% was applied to the next six scheduled monthly principal payments and 50% was applied to the final maturity payment.


   Note 8:  Proposed Acquisition of Harris Computer Systems
   Corporation's Real-Time Business

   On March 26, 1996, the Company and Harris Computer Systems Corporation ("HCSC") jointly signed a purchase and sale agreement for the previously announced transaction in which HCSC agreed to sell its real-time business to the Company. The agreement is a modification of the proposed transaction structure previously announced on November 6, 1995. The modified transaction will result in a combination of the real-time businesses of both companies. Under the modified transaction structure, HCSC will sell its real-time computing business (retaining its trusted systems computing business) and 683,178 shares of HCSC common stock (after giving effect to a three for one stock split) to Concurrent, in exchange for 10 million shares of Concurrent common stock and approximately $10 million liquidation preference of Concurrent convertible, exchangeable preferred stock (the "Preferred Stock"), subject to adjustments in certain circumstances, with a 9% coupon, convertible into Concurrent common stock at a rate of $2.50 per share subject to mandatory redemption in ten years unless previously converted. Upon completion of the modified transaction, Concurrent and HCSC shareholders will own approximately 77% and 23%, respectively, of Concurrent, and HCSC shareholders and Concurrent will own approximately 91% and 9%, respectively, of HCSC. HCSC shareholders could increase their ownership interest in Concurrent to approximately 29% upon full conversion of the Preferred Stock. The modified transaction is subject to a number of conditions including approval of the shareholders of both companies. The completion of the transaction is anticipated by June 30, 1996.



                  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Overview

        On March 26, 1996 the Company and Harris Computer Systems Corporation ("HCSC") jointly signed the purchase and sale agreement for the previously announced transaction (the "Transaction") in which HCSC agreed to sell its real-time business to the Company. The agreement is a modification of the proposed transaction structure previously announced November 6, 1995. The Transaction will result in the combination of the real-time businesses of both companies. Under the Transaction, HCSC will sell its real-time computing business (retaining its trusted systems computing business) and 683,178 shares of HCSC common stock to Concurrent, in exchange for 10 million shares of Concurrent common stock and approximately $10 million liquidation preference of Concurrent convertible, exchangeable preferred stock (the "Preferred Stock"), subject to adjustments in certain circumstances, with a 9% coupon, convertible into Concurrent common stock at a rate of $2.50 per share subject to mandatory redemption in ten years unless previously converted. Upon completion of the Transaction, Concurrent and HCSC shareholders will own approximately 77% and 23% respectively, of Concurrent, and HCSC shareholders and Concurrent will own approximately 91% and 9%, respectively, of HCSC. HCSC shareholder ownership interest in Concurrent would increase to approximately 29% upon full conversion of the Preferred Stock. The Transaction is subject to a number of conditions including the approval of the shareholders of both companies. The Transaction is expected to be completed by June 30, 1996, although there can be no assurances.

        The Transaction is expected to generate significant cost savings as early as the first fiscal year after completion of the Transaction. Such savings will be primarily obtained through headcount reductions and facilities cost reductions. These savings are expected to be obtained through a variety of actions including, among others: the integration of corporate management and administrative functions; the consolidation of production and research and development facilities; and, the consolidation of sales/service offices. Accordingly, the Company expects to take a material charge in the period in which the Transaction is consummated to record the related business integration costs, including: severance payments; outplacement expenses; office and plant closing costs; the write-down of equipment and other surplus assets and office and equipment relocation expenses.

          Net sales for the quarter ended March 31, 1996 increased by $1.7 million over the prior quarter. The $1.7 million increase in net sales was largely due to an increase in international open systems shipments. This continues a trend experienced in the last five quarters whereby the Company's international revenues have exceeded those of North America. As a result of the distractions and uncertainties associated with the Transaction, net sales for the quarter ended June 30, 1996 are expected to be the lowest quarterly revenues for the fiscal year 1996.

          The uncertainties and distractions associated with the development and implementation of the Company's integration plan may have a material adverse effect on the Company's financial performance and financial condition in the quarter ending June 30, 1996 and beyond. The Company's objective is to minimize such potential negative impact and to manage its costs based on anticipated revenue levels.


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

                                           Three Months      Nine Months
                                        Ended March 31,    Ended March 31,

                                          1996     1995     1996      1995

   Net sales:
      Computer systems                    52.8%     44.8%    46.3%   52.8%
      Service and other                   47.2      55.2     53.7    47.2

         Total net sales                 100.0     100.0    100.0   100.0

   Cost of sales (% of respective
   sales category):
      Computer systems                     56.1     62.7     56.4    52.6
      Service and other                    60.9     62.3     58.7    61.4

         Total cost of sales               58.4     62.5     57.6    56.7

   Gross margin                            41.6     37.5     42.4    43.3

   Operating expenses:
      Research and development             10.7     15.5     12.8    14.1
      Selling, general and
       administrative                      25.5     28.5     28.4    26.4
      Provision for restructuring           -        8.9      1.7     2.5
      Sales and use tax credit              -         -        -     (0.9)


         Total operating expenses          36.2     52.9     42.9    42.1

   Operating income (loss)                  5.4    (15.4)     (.5)    1.2

   Interest expense                        (2.0)    (2.4)    (2.4)   (1.9)
   Interest income                          -        0.3      0.2     0.4
   Other non-recurring charge               -       (3.3)    (2.2)   (0.9)
   Other income (expense) - net             0.1      1.1     (.6)     0.4

   Income (loss) before provision for
   income taxes                           3.5     (19.7)    (5.5)    (0.8)
   Provision for income taxes             1.5      (3.3)     1.8      1.3

   Net income (loss)                      2.0%    (16.4)%   (7.3)%   (2.1)%



  Results of Operations

   Three Months Ended March 31, 1996 in Comparison to Three Months Ended March 31, 1995

   Net Sales

        Net sales for the three months ended March 31, 1996 were $26.2 million, a decrease of $4.2 million from the prior year period. This decrease was due to a decrease of $4.4 million, or 26.3%, in service and other revenues partially offset by an increase of $0.2 million, or 1.7%, in computer systems sales. The decrease in service and other revenues was primarily due to the decline in computer system sales experienced in prior periods which resulted in fewer maintenance contracts, the decommissioning of older proprietary equipment by some customers, the decision by certain customers to self maintain equipment and approximately $0.2 million related to the impact of unfavorable exchange rates. Further declines for the same reasons but at a reduced rate, may continue in future periods. To mitigate this trend, the Company has launched a multi-vendor service support program and is more aggressively targeting its installed base.

   Gross Margin

        Gross margin, as measured in dollars and as a percentage of net sales, was $10.9 million and 41.6%, respectively, for the three months ended March 31, 1996 compared to $11.4 million and 37.5%, respectively, for the prior year period. The decrease in gross margin dollars was primarily due to the aforementioned decline in net sales partially offset by cost savings resulting from the Company's operational restructurings. The increase in gross margin percentage was primarily due to cost savings resulting from the Company's operational restructurings.

   Operating Income (Loss)

        Operating income for the three months ended March 31, 1996 was $1.4 million compared to operating loss of $4.7 million for the prior year period. The $6.1 million change was due to a $3.9 million reduction in operating expenses, a $2.7 million provision for restructuring recorded in the previous period partially offset by a $0.5 million decrease in gross margin.

        The $3.9 million decrease in operating expenses was primarily due to a $2.0 million decrease in selling, general and administrative expenses and a $1.9 million decrease in research and development expenses. The decrease in expenses is primarily due to cost savings resulting from the Company's operational restructurings.

   Net Income (Loss)

        Net income for the three months ended March 31, 1996 was $0.5 million compared to net loss of $5.0 million for the prior year period. The $5.5 million change results from the $6.1 million increase in operating income partially offset by a $0.6 million increase in non-operating expenses. The increase in non-operating expenses was primarily due to a $1.4 million increase in the provision for income taxes and a $0.3 million decrease in other income, partially offset by a $1.0 million non-recurring charge adjusting the carrying value of the Company's Tinton Falls, New Jersey facility to its then estimated fair value which was recorded in the prior year period. The increase in the provision for income taxes is primarily due to a reduction to the prior period provision related to domestic operating losses.

   Nine Months Ended March 31, 1996 in Comparison to Nine Months Ended March 31, 1995

   Net Sales

        Net sales for the nine months ended March 31, 1996 were $77.1 million, a decrease of $32.5 million from the prior year period. This decrease was due to a decrease of $22.2 million, or 38.3%, in computer systems sales and a decrease of $10.3 million, or 20.0%, in service and other revenues. The decrease in computer system sales was primarily due to reduced shipments under the U.S. Department of Commerce's Next Generation Weather Radar (NEXRAD) program and reduced sales of open systems and refurbished products. The decline in sales of open systems is primarily attributable to a decline in North America business. The decrease in service and other revenues was primarily due to the decline in computer system sales experienced in prior periods which resulted in fewer maintenance contracts, the decommissioning of equipment by some of our proprietary customers and the decision by certain customers to self maintain equipment, partially offset by approximately $0.4 million related to the impact of favorable exchange rates. Further declines for the same reasons but at a reduced rate, may continue in future periods. To mitigate this trend, the Company has launched a multi-vendor service support program and is more aggressively targeting its installed base.

   Gross Margin

        Gross margin, as measured in dollars and as a percentage of net sales, was $32.7 million and 42.4%, respectively, for the nine months ended March 31, 1996 compared to $47.4 million and 43.3%, respectively, for the prior year period. The decrease in gross margin dollars and percentage was primarily due to the aforementioned decline in net sales partially offset by cost savings resulting from the Company's operational restructurings.

   Operating Income (Loss)

        Operating loss for the nine months ended March 31, 1996 was $0.4 million compared to operating income of $1.3 million for the prior year period. The $1.7 million change was due to the aforementioned $14.7 million decrease in gross margin, partially offset by a $11.6 million reduction in operating expenses and a net reduction of $1.4 million in the provision for restructuring (a $1.3 million provision for restructuring in the current year period offset by a $2.7 million provision for restructuring in the prior year.)

        The $11.6 million decrease in operating expenses was primarily due to a $7.0 million decrease in selling, general and administrative expenses and a $5.6 million decrease in research and development expenses offset by a $1.0 million decrease in the sales and use tax credit. The decrease in expenses is primarily due to cost savings resulting from the Company's operational restructurings.

   Net Income (Loss)

        Net loss for the nine months ended March 31, 1996 was $5.7 million compared to net loss of $2.3 million for the prior year period. The $3.4 million change primarily results from the $1.7 million decrease in operating income and a $1.6 million net increase in non-operating expenses. The increase in non-operating expenses was primarily due to a $0.7 million increase in non-recurring charges compared to the prior period, a $0.7 million increase in foreign exchange losses, and a $0.2 million increase in other expenses. The non-recurring charge of $1.7 million incurred during the current year period compared to the $1.0 million incurred in the prior year period related to the adjustment of the carrying value of the Company's Tinton Falls, New Jersey facility to its estimated fair value. The facility was sold during the period ended March 31, 1996.

   Financial Resources and Liquidity

        The liquidity of the business is dependent on many factors, including sales volume, operating profit ratio, debt service and the efficiency of asset use and turnover. The future liquidity of the Company's business will depend to a significant extent on: 1) the actual versus anticipated decline in sales of proprietary systems and service maintenance revenue; 2) revenue growth from open systems; 3) both the related costs and the length of time to realize the anticipated benefits from the integration of the real-time businesses of the Company and HCSC; and 4) ongoing cost control actions.

        The liquidity of the business is also affected by: 1) the timing of shipments, which predominantly occur during the last month of the quarter; 2) the increasing percentage of sales derived from outside of the United States where there are generally longer accounts receivable collection patterns and which receivables are not included in the borrowing base of the Company's revolving credit facility; 3) the sales level in the United States where related accounts receivable are included in the borrowing base of the Company's revolving credit facility; and 4) the number of countries in which the Company operates resulting in the requirement to maintain minimum cash levels in each country and, in certain cases, requirements which restrict cash, such as cash supporting building rental deposits.

        Although the purchase of the HCSC real-time computing business and integration and consolidation of the two businesses is expected to improve Concurrent's liquidity by permitting additional borrowing availability, there can be no assurance that cash flow from the combined real-time operations will be sufficient to fund the costs of the Transaction including the business integration costs. The Company anticipates substantial costs to close the acquisition of HCSC's real-time computing business and to combine the two companies. The Company believes that it will be able to fund the cost of the Transaction, subsequent integration and ongoing operations through operating results, ongoing cost control actions, the sale of certain facilities, if required, and the existing revolving credit facility. The Transaction is expected to provide the Company with potential additional borrowing capacity under its revolving credit facility based on a higher borrowing base resulting from the combination of the real-time businesses of the two companies. The Company will also hold 683,178 shares of HCSC after the closing of the Transaction. The Company may sell or pledge all or part of this interest, subject to certain restrictions. As of March 31, 1996, this stock interest had a fair market value of approximately $11.1 million. In addition, upon the closing of the Transaction all of the Company's issued and outstanding stock options to purchase approximately 2.8 million shares of common stock will become fully vested and exercisable. The exercise of all the "in-the-money" options at the time of this filing would result in approximately $2.9 million in proceeds to the Company.

        The Company has announced that the corporate headquarters for the combined company will be in the southern Florida area. There will be significant costs in integrating the corporate management and administration functions of the companies and relocating key personnel. In addition, the Company is reviewing its options regarding the consolidation of the production and research and development facilities. If the decision is made to consolidate some or all of these functions in Florida there will be significant costs associated with personnel reductions, rehirings, and retraining of employees. The Company will also incur costs to eliminate duplicative sales/service offices throughout the world.

        The Company expects to take a material pre-tax charge and to adjust negative goodwill, as appropriate, in the quarter in which the Transaction is consummated to cover the Transaction and business integration costs. At the time of this filing, the estimated aggregate charge for these items is in the range of $28 to $31 million. Approximately $18 million of these costs are expected to be paid out in cash over the next two years (primarily fiscal year
   1997), $9 to $11 million of the total charge is expected to be non-cash fixed asset carrying cost adjustments and approximately $2 million will be obligations settled using the Company's common stock. Such preliminary estimates indicate that approximately $8 million of the future cash payments are expected to be incremental to the current cash flow run-rate of the two real-time businesses on a stand alone basis combined. Such costs include Transaction expenses (such as investment banker, legal and accounting fees), employee, facility and equipment relocation costs and employee outplacement costs. The $10 million of remaining cash payments are expected to be a continuation of current funding requirements and, after their full satisfaction, will positively impact the Company's liquidity. For example, cash expenditures for employee severance costs are expected to be paid out over time without increasing payroll costs; payroll costs are expected to decline as severance payments cease. There can be no assurances as to the actual amount of these charges or adjustments, and such charges or adjustments could be higher than current estimates. In addition, there may be adjustments in future periods relating to the cost of integrating the real-time businesses of Concurrent and HCSC. However, the amount of such future adjustments cannot currently be determined.

         As of March 31, 1996, the Company had a current ratio of 1.19 to 1, an inventory turnover ratio of 4.8 times and net working capital of $7.2 million. At March 31, 1996, cash and cash equivalents amounted to $3.1 million and accounts receivable amounted to $24.9 million. The Company purposefully manages its cash and cash equivalents at minimum levels and borrows under its Revolver (as described below) as needed.

          The Company's current bank arrangement provides for a $18.0 million credit facility. The facility includes a $10.0 million term loan (the "Term Loan") and a $8.0 million revolving credit facility (the "Revolver"). At March 31, 1996, the outstanding balances under the Term Loan and the Revolver were $7.2 and $3.8 million, respectively. At March 31, 1996, the additional borrowing availability under the Revolver was $0.6 million. The outstanding balance of the Revolver is classified as a current liability. Both the Term Loan and the Revolver bear interest at the prime rate plus 2.0%. The Term Loan is payable in 36 equal monthly installments of $139,000 each, commencing August 1, 1995, with a final payment of approximately $5.0 million payable August 1, 1998; subject to certain mandatory prepayments in the event of a sale or sale/leaseback of its Oceanport and Tinton Falls New Jersey
   facilities.   The Revolver may be repaid and reborrowed, subject to
   certain collateral requirements, at any time during the term ending August 1, 1998. The Company has pledged substantially all of its domestic assets as collateral for the Term Loan and the Revolver. The Company may repay the Term Loan at any time without penalty. Certain early termination fees apply if the Company terminates the facility in its entirety prior to August 1, 1998.

       On March 20, 1996, the Company completed the sale of its Tinton Falls, New Jersey facility. The net proceeds from this transaction were approximately $2.3 million. During the quarter ending September 30, 1995, the Company recorded a non-recurring charge of $1.7 million to adjust the book value of this facility to its estimated fair value of $2.3 million. At completion of this transaction, the Company made a mandatory term loan prepayment of $1.7 million, of which 50% was applied to the next six scheduled monthly principal payments through September 1996 and 50% was applied to the final maturity payment.

          The Loan and Security Agreement covering the credit facility requires lender consent to the acquisition of HCSC's real-time computing business. The Company is in discussions with the lender to obtain such consent and to modify the lending arrangement, specifically to increase the amount available under the Revolver and to modify various covenants to become effective upon the closing of the Transaction. In the event that the Transaction does not close and the Company experiences a loss prior to the effectiveness of such modifications, the Company may not be able to satisfy a certain financial covenant requirement in which case it will seek a waiver. There can be no assurance that the Company will be granted such a waiver, if necessary, or that the Company will be able to modify the lending arrangement as contemplated under the proposed Transaction.

        The Company anticipates that the capital resources available upon completion of the Transaction will be adequate to satisfy its capital requirements through June 1997, assuming quarterly net sales of the combined real-time businesses amount to approximately $30 million. The Company's future capital requirements, however, will depend on many factors, including its ability to successfully market and sell its commercial products, the cost and timing of the integration of the real-time businesses of the two companies to realize potential synergies and cost savings, and the cost of developing, marketing and selling competitive products. To the extent that the funds generated by operations are insufficient to satisfy the Company's capital requirements, the Company may seek additional equity or debt financing or obtain additional credit facilities. Any equity or debt financing, if available at all, may be on terms which are not favorable to the Company and, in the case of equity or convertible debt offerings, could result in dilution to the Company's then existing shareholders. The Company is also considering various additional financing alternatives, including a possible sale, or sale and partial leaseback, of its Oceanport, New Jersey facility to improve its financial flexibility. If adequate funds are not available, the Company may be required to curtail certain activities, including product development, marketing and sales activities.



   PART II.   Other Information

   Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              11.1  Computation of Primary Earnings Per Share

              11.2  Computation of Fully Dilutive Earnings Per Share

              27    Financial Data Schedule

         (b) No reports on Form 8-K were filed during the fiscal quarter ended March 31, 1996.



   Signatures

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this quarterly report for the quarter ended March 31, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CONCURRENT COMPUTER CORPORATION
                                               (Registrant)

                                          By: /s/ John T. Stihl
                                             __________________
                                             John T. Stihl
                                             Chairman of the Board
                                             President and
                                             Chief Executive Officer

                                          By: /s/ Roger J. Mason
                                             __________________
                                             Roger J. Mason
                                             Vice President,
                                             Finance and Treasurer
                                             Chief Financial Officer
                                             (Principal Financial Officer)

   Dated:  May 15, 1996



   Exhibit Index

            Exhibit No.                      Description

                  11.1      Computation of primary earnings per share

                  11.2      Computation of fully dilutive earnings per share

                  27        Financial data schedule



                          Concurrent Computer Corporation
                                   Exhibit 11.1
                     Primary Earnings Per Share Computation
           (Dollars and shares in thousands, except per share amounts)



                                             Three Months     Nine Months
                                           Ended March 31,    Ended March
                                                                  31,

                                            1996     1995     1996    1995

   Net income (loss)                        $533   ($4,985) ($5,656) ($2,271)

   Weighted average number of
    common shares                         30,568    30,126   30,482   29,994
   shares

   Increase in weighted average number
    of common shares upon assumed
    exercise of stock options                182       -        -        -
                                            _____    _____   _____   _____
   Total                                    30,750   30,126  30,482  29,994


   Net income (loss) per share               $0.02 ($0.17)  ($0.19) ($0.08)




                        Concurrent Computer Corporation
                                Exhibit 11.2
                 Fully Dilutive Earnings Per Share Computation
          (Dollars and shares in thousands, except per share amounts)



                                             Three Months      Nine Months
                                           Ended March 31,   Ended March 31,

                                            1996     1995     1996    1995


   Net income (loss)                        $533  ($4,985)  ($5,656) ($2,271)


   Weighted average number of
    common shares                         30,568   30,126    30,482   29,994
   shares

   Increase in weighted average number
   of common shares upon assumed exercise
   of stock options                          704        -       -       -
                                            _____    _____   _____   _____
   Total                                    31,272   30,126  30,482  29,994


   Net income (loss) per share               $0.02  ($0.17) ($0.19)  ($0.08)