Form 10-K
period 1996-06-30
CONCURRENT COMPUTER CORP/DE
filed 1996-09-27
CIK 749038

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                         COMMISSION FILE NUMBER 0-13150

                        CONCURRENT COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     04-2735766
           (State of Incorporation)              (I.R.S. Employer Identification Number)

2101 WEST CYPRESS CREEK ROAD, FORT LAUDERDALE, FLORIDA 33309-1892 (954) 974-1700
         (Address and telephone number of principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock (par value $0.01 per share)
                        Preferred Stock Purchase Rights

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or Information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of September 20, 1996, there were 42,767,500 shares of Common Stock outstanding. The aggregate market value of shares of such Common Stock (based upon the last sale price of $2.15625 of a share as reported for September 26, 1996 on the NASDAQ National Market System) held by non-affiliates was approximately $91,906,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Registrant's Proxy Statement to be dated October 1,
1996 in connection with Registrant's 1996 Annual Meeting of Stockholders scheduled to be held on November 8, 1996 are incorporated by reference in Part
III hereof.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

     Concurrent Computer Corporation ("Concurrent" or the "Company") is a supplier of high-performance real-time computer systems and services. A "real-time" system is one specially designed to acquire, process, store and display large amounts of rapidly changing information in real time -- that is, with microsecond response as changes occur. Concurrent has nearly 30 years of experience in real-time systems, including specific expertise in systems, applications software, productivity tools and networking. Its systems provide real-time applications for gaming, simulation, air traffic control, weather analysis, multimedia and mission critical data services such as financial market information.

     The Company was incorporated in Delaware in 1981 under the name Massachusetts Computer Company.

     On June 27, 1996, pursuant to a negotiated agreement (the "Acquisition"), Concurrent acquired the assets of the Real-Time Division of Harris Computer Systems Corporation ("HCSC") and 683,178 newly-issued shares of HCSC, which was renamed CyberGuard Corporation, in exchange for 10,000,000 shares of Common Stock of Concurrent, 1,000,000 shares of convertible exchangeable preferred stock of Concurrent with a 9% cumulative annual dividend payable quarterly in arrears and a mandatory redemption value of $6,263,000, and the assumption of certain liabilities relating to the HCSC Real-Time Division. The issuance of the shares in connection with the Acquisition was approved by a special meeting of shareholders held on June 26, 1996. The Company believes that the Acquisition offers a number of significant strategic and financial benefits to Concurrent and its shareholders, as well as its employees and customers. These benefits include an enhanced competitive position through the combination of the best technologies of the two businesses; a larger and more diverse market coverage; significant cost savings primarily obtained through headcount reductions, as well as facilities cost reductions through the integration of corporate management and administrative functions, the consolidation of production and research and development facilities and the consolidation of sales and service offices.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company considers its products to be one class of products which accounted for 44.3%, 51.4% and 56.0% of total revenues in the 1996, 1995 and 1994 fiscal years, respectively. Service and other operating revenues (including maintenance, support and training) accounted for 55.7%, 48.6% and 44.0% of total revenues in the 1996, 1995 and 1994 fiscal years, respectively.

     Financial information about the Company's foreign operations is included in
Note 13 to the financial statements included herein. The Company's Tokyo-based subsidiary, a joint venture with Nippon Steel Corporation, provides for marketing and sales in the Japanese market and accounted for approximately $10.4 million in net sales (10.9%) for the 1996 fiscal year. The Company and Nippon Steel Corporation consider the renewal of the joint venture agreement on an annual basis. The agreement has been renewed through calendar year 1996. The Company expects to extend the joint venture agreement through June 30, 1998.

(C) NARRATIVE DESCRIPTION OF BUSINESS

     Concurrent's vision is to remain the premier supplier of high-technology real-time computer systems and services through customer focus, total quality and the rapid development of standard and custom products with the objective of profitable growth. Real-time systems concurrently acquire, analyze, store, display and control data to provide critical information within a predictable time as real world events occur. Compared to general purpose computer systems, these unique real-time capabilities are applicable to a wide range of application requirements, including higher performance processing, higher data throughput, predictable and repeatable response times, reliably meeting required deadlines, consistently handling peak loads, and better balancing of system resources. These benefits are useful for an ever increasing range of existing and emerging markets.

     Concurrent has nearly thirty years of real-time systems experience, including specific design, development and manufacturing expertise in system architectures, system software, application software, productivity tools and networking. Concurrent's real-time systems are currently used in host, client server and distributed computing solutions, including software controlled configurations to provide fault tolerance. The Company sells its systems worldwide through its sales offices, distributors and strategic alliances to end-users as well as to original equipment manufacturers, systems integrators, independent software vendors and value-added resellers. End uses of the Company's systems include product design and testing; simulation and training systems; telemetry and range systems; servers for interactive real time applications, such as video-on-demand and wagering and gaming; power plant control and simulation; airline reservation systems and cockpit communications; weather satellite data acquisition and forecasting; intelligence data acquisition and analysis; financial trading and services; and automated mass transit control.

     Concurrent designs, manufactures, sells, and supports real-time standards-based open computer systems and proprietary computer systems. It offers worldwide hardware and software maintenance and support services ("Traditional Services") for its products and for the products of other computer and peripheral suppliers. The Company routinely offers and successfully delivers long term service and support of its products for as long as fifteen to twenty years. The Company also has a long and successful history of customizing systems with both specialized hardware and software to meet unique customer requirements. Frequently in demand, these special support services ("Professional Services") have included system integration, performance and capacity analysis, and application migration.

     As the computer market continues its shift in end-user demand to open systems, the Company has developed a strategy to adjust service offerings to those more appropriate for open systems, while maintaining support for its proprietary systems. The Company's strategy also strikes a balance between appropriate upgrades for proprietary system offerings while predominantly investing in its open-system computing platforms. The Company is also leveraging its investment in research and development and enhancing market penetration through strategic alliances.

  Markets

     Concurrent focuses its business on the following strategic target markets: simulation; data acquisition; instrumentation and process control; interactive real-time systems and telecommunications. Summaries of these markets follows:

          Simulation. Concurrent is a recognized leader in real-time systems for simulation. That position was strengthened by the Acquisition since HCSC was also a recognized leader in this market. Primary applications include trainers/simulators for operators in commercial and military aviation, vehicle operation and power plants, scenario trainers for battle management, mission planning and rehearsal, engineering design simulation for avionics and automotive labs and modeling systems for war gaming and synthetic environments. An emerging new segment of this market is Hardware-In-The-Loop (HITL), in which accurate simulations are constructed to verify hardware designs, thereby minimizing or eliminating entirely the need for expensive prototypes. Concurrent is addressing this segment by selecting software applications that provide a unique real-time advantage to its customers and integrating these applications to provide unique solutions.

          Data Acquisition. Concurrent is a leading supplier of systems for radar data processing and control, data fusion applications and weather analysis, all of which require the ability to gather, analyze and display continuous flows of information from simultaneous sources. Primary applications include environmental analysis and display, Doppler weather radar, and numerical weather prediction. For example, the Company provides the computer systems which power the computing requirements for the U.S. Department of Commerce's Next Generation Radar (NEXRAD) weather program and Terminal Doppler Weather Radar (TDWR) systems for use in determining wind shear activity. Other customers typical of this market include Lockheed Martin Corporation on the Navy's Aegis systems and NASA for the Atlas Centaur Vehicle.

          Instrumentation and Process Control. Concurrent also manufactures systems to collect, control, analyze and distribute test data from multiple high speed sources for industrial automation systems, product test systems (particularly engine test), Supervisory Control and Data Acquisition (SCADA) systems, and instrumentation systems. Concurrent's strategy to serve this market involves the employment of third-party software applications to provide a unique solution for its customers. Customers typical of this market include Pratt Whitney for jet engine test, Weyerhauser for industrial automation, Ford Motor Company for instrumentation, and Nissin (Japan) for SCADA.

          Interactive Real-Time. Concurrent is pursuing an emerging growth market in which its interactive, time critical video/image on demand capabilities provide a unique advantage, such as in video-on-demand (VOD), wagering and gaming, and other transaction-based applications for the financial services, hotels, airline and entertainment industries. Concurrent has identified the network server resident in interactive VOD as an emerging growth market where its real-time systems technology provides unique market advantages. Concurrent s strategy is to position itself as a supplier of servers and server technology for interactive VOD applications which require reliable delivery of multiple streams of high quality video and simultaneous servicing of interactive requests from multiple users. Further, Concurrent is a leading provider of systems for the wagering and gaming industry. Concurrent has provided the processing systems for the wagering and gaming industry's largest provider of public lottery systems, the majority of tabulator (off-track betting) systems in Australia and Asia/Pacific and for large scale casino systems such as Keno.

          Telecommunications. Concurrent is focusing on the rapidly expanding market for digital cellular data communications, digital wireless gateways, internetworking systems and high-band width switching. The Company has, together with a telecommunications industry software supplier, developed a software switch on Concurrent's platforms, which will allow field upgradeable, flexible systems to be fielded for wireless communications that require data transfers, store and forward functions, protocol conversions, and interfaces to on-line service providers.

          Series 3200 Systems Installed Base. Concurrent's reputation in the industry has historically been attributable to its proprietary real-time computing systems. Now in their fifth generation, these proprietary systems meet customers' needs in extremely demanding real-time environments. Many of the applications using the Series 3200 systems, including the U.S. Department of Commerce's Next Generation Radar (NEXRAD) program, are unique with long life cycles and "mission critical" demands and are the result of a significant investment in application software by the customer. The Company is committed to continuing to meet the needs of its Series 3200 customer base.

  Products and Services

     The Company considers its products and services a total package to provide complete value-added real-time solutions. The Company offers two types of systems, open and proprietary, as well as Traditional Services and Professional Services. The Acquisition strengthened Concurrent's position in the open systems markets, where HCSC was a recognized leader that had completed the transition from proprietary to open systems.

     PowerWorks, the Company's real-time technology package, includes an industry standard UNIX operating system that is enhanced for real-time performance, a set of tools that allows developers to quickly bring new real-time applications to market, and a set of compilers that are designed to obtain maximum real-time performance.

     This unique and comprehensive real-time technology package can be purchased for a wide range of PowerPC(TM) 604 platforms. At the high end, Concurrent provides the optimum real-time platform with its Night Hawk products. The Company's Power Maxion is the industry's only 6U VME based symmetrical multi-processor (SMP). The Power Hawk is a VME based system that provides up to fourteen "loosely coupled" processors and allows customers to choose between the top two VME CPU board vendors (Motorola, Inc. and Force Computers, Inc.). The Company's PowerStack provides desktop convenience and augments the graphics capabilities of the Night Hawk and the Power Maxion. PowerWorks is also available on disk to customers with large volume and flexible purchasing needs.

                           OPEN SYSTEMS PRODUCT LINE
                         POWER WORKS -- POWERPC(TM) 604

                                                                      MAX. NO.
                               MODEL                                   OF CPUS     PRICE RANGE
- --------------------------------------------------------------------  ---------   -------------
Night Hawk 6800.....................................................       8      $40K - $500K
Power Maxion........................................................       8      $40K - $400K
Power Hawk..........................................................      14      $15K - $400K
PowerStack..........................................................       1      $15K
Software Stand Alone................................................     N/A      $ 3K - $40K

                                 LEGACY SYSTEMS

                                                          MAX. NO.
                         MODEL                            OF CPUS        CPU         PRICE RANGE
- --------------------------------------------------------  --------   ------------  ---------------
Night Hawk 5800.........................................      8      MC88110       $35K - $350K
Night Hawk 4800.........................................      8      MC88100       $20K - $250K
Maxion..................................................      4      MIPS          $27K - $170K
7000 Series.............................................      2      MC68040       $24K - $150K
3200 Series.............................................      4      Proprietary   $55K - $1,350K

     Traditional Services. One of the largest benefits to the Company of its extensive installed customer base is the large and generally predictable revenue stream generated from Traditional Services. While Traditional Services revenue has declined and is expected to further decline as a result of the industry shift to open systems, the Company expects this business to be a significant source of revenue and cash flow for the foreseeable future. The Company offers a variety of service and support programs to meet the customer's maintenance needs for both its hardware and software products. The Company also offers contract service for selected third party equipment. The service and support programs offered by Concurrent include rentals and exchanges, diagnostic and repair service, resident service, and preventive maintenance. The Company routinely offers long-term service and support of its products for as long as fifteen to twenty years.

     Professional Services and Custom Engineering. Throughout the Company's history, it has supported its customers through Professional Services and custom engineering support efforts. This remains true today as customers transition to open systems and manage their costs through the increased use of outsourcing. This is especially true for the time constrained, cost sensitive or mission critical requirements of real-time applications. Custom engineering frequently assists customers in designing their application systems. In many cases, the Company also provides custom and integration engineering services to implement the design. This may include custom modifications to the Company's products or integration of third party interfaces or devices into the Company's systems. Many customers use Professional Services to migrate existing applications from earlier generations of the Company's or competitor's systems to the Company's state-of-the-art systems. Professional Services also include classroom and on-site training, system and site performance analysis, and multiple vendor support planning. Although the total revenues associated with any single Professional Services or custom engineering effort may be small in comparison to total revenues, increased customer satisfaction is an integral part of the business plan of the Company.

  Systems and Technology

     Concurrent has made a considerable investment in developing its product lines and today offers computer systems satisfying a broad range of high-performance requirements for real-time applications. While maintaining a competitive capability and continued enhancement of the Company's proprietary product line for a still significant installed base, the primary investments have been in the evolution of the open systems product line. The Company is currently developing an enhanced 6000 and new Series of Night Hawk computers, and the Power Maxion, integrating expected future versions of the IBM PowerPC(TM) microprocessor chip. The Company has also implemented a new technology road map to combine the best technologies of its Night Hawk and MAXION product lines, including a modular operating system approach and ultimately a chip-independent multiprocessing architecture. The Company has delivered a unique balance of supporting industry standards while providing innovative superiority in key architectural issues.

  Sales and Service

     The Company sells its systems in key markets worldwide through direct field sales and services offices as well as through a network of software suppliers, distributors and system integrators. The Company does not believe the loss of any particular distributor or system integrator would have a material impact on the Company's operating results. The Company's principal customers are original equipment manufacturers (OEMs), systems integrators, independent software vendors (ISVs) and value-added resellers (VARs) who combine the Company's products with other equipment or with additional application software for resale to end-users. Collectively, these customers account for approximately 65% of sales, with sales to end-users accounting for the remaining 35%. Several major customer accounts historically have provided a stable and generally predictable contribution to revenue.

     Servicing the Company's large installed base, particularly its proprietary systems, is an important element in Concurrent's business strategy and generates significant revenue and cash flow to the Company. Total service revenue in fiscal year 1996 was approximately $53.4 million (55.7% of total revenue). Substantially all of Traditional Services revenue is generated from maintenance and support contracts which generally run from one to three years with annual renewal provisions. The Company's existing installed base of proprietary systems also represents an opportunity for incremental sales of both systems and Traditional and Professional Services.

     No customer, other than the U.S. Government, has accounted for 10% or more of Concurrent's net sales in the three fiscal years ended June 30, 1996. For the 1996 fiscal year, approximately $16 million of the Company's revenue was attributable directly or indirectly to entities related to branches of the U.S. Government. This amount represented approximately 17% of the Company's worldwide revenue, compared to 28% and 31% for the 1995 and 1994 fiscal years, respectively. The Company's revenue related to sales to the U.S. Government is derived from various Federal agencies, no one of which accounted for more than 5% of total revenue (e.g., several agencies participate under the NEXRAD program). Sales to Unisys Corp., as prime contractor, under the NEXRAD program are considered sales to the U.S. Government. The NEXRAD program contributed approximately $0.7, $17.5 and $23 million in revenue in fiscal years 1996, 1995 and 1994, respectively. In an effort to reduce total program costs, sales of spare parts by Concurrent under the program are now being made directly to the Government. The program is completed and no significant revenue is planned for future periods. U.S. Government contracts and subcontracts generally contain provision for cancellation at the convenience of the Government. Substantially all of the Company's U.S. Government related orders are subcontracts and most are for standard catalog equipment which would be available for sale to others in the event of cancellation. To date, there have been no cancellations that have had a material impact on the Company's business or results of operations.

  Research and Development

     The Company's continued success depends heavily on researching and utilizing the latest available hardware and software computer technology. Success will also depend significantly on the Company's ability to combine the best technologies of its Night Hawk and MAXION product lines and to bring new products to the market in a timely fashion. Concurrent, together with HCSC, invested $19 million in fiscal year 1996, $26 million in fiscal year 1995, and $30 million in fiscal year 1994, in research and development. Research and development investment was made across all of Concurrent's key technology areas for both open and proprietary systems. New networking products, graphics, data acquisition sub-systems, enhancements to the proprietary OS/32 and UNIX-based operating systems, the MAXION multiprocessing open system and the 6000 Series Night Hawk Series open systems, as well as three new proprietary Series 3200 systems (32-400, 32-600 and 32-850 Series) products resulted from this investment. Although in terms of absolute dollar amounts total research and development investment has declined over the past several years, the Company expects a greater return on its total research and development investment for two reasons. First, research and development investment is focused solely on products and applications for its target markets. Second, the

Company's increasing use of joint research and development and technology sharing arrangements is expected to leverage the Company's investment in research and development. The Company's strategy is to acquire or co-develop technology when the market requires parity with competitive technology and to develop technology internally when market leadership is possible. This strategy is expected to give the Company greater flexibility in meeting the technology requirements of its customers and to allow it to provide increasingly higher performance products by focusing its research and development resources where it can add the most value.

  Manufacturing Operations

     The Company's manufacturing operations are located at its Ft. Lauderdale, Florida and Oceanport, New Jersey facilities. Manufacturing operations occupy approximately 60,000 square feet of the Ft. Lauderdale facility. The Company has entered into an agreement for the sale and partial leaseback of its Oceanport, New Jersey facility. The transaction is expected to be completed in the quarter ending December 31, 1996. The Company is reducing its manufacturing operations in Oceanport, New Jersey as it transitions the manufacture of all of its open systems to Florida. Approximately 40,000 square feet are expected to be retained in the Oceanport facility for the manufacture of proprietary systems. Utilization of manufacturing capacity was approximately 40% based on a limited two shift operation in fiscal year 1996. The Company leases its Ft. Lauderdale facility from Harris Corporation pursuant to a lease which expires June 1997. The Company plans to move its Ft. Lauderdale operations to another facility in the Southern Florida area prior to the expiration of the lease. Management believes that the manufacturing capacity available at its existing and future facilities could be significantly increased (with minimal capital spending) to meet increased manufacturing requirements either by raising the utilization rate or by adding assembly personnel on its first and second shift or by adding a third shift. The Company outsources several subassembly operations, including some of its printed circuit board subassemblies, which has resulted in significant cost savings. The Company's manufacturing operations are now focused on systems assembly, systems integration and systems test. Extensive testing and burn-in conditioning is performed at the board and subassembly levels and at final system integration. Because of the wide range of product configurations, final assembly and test usually occur when a specific customer order is being prepared for shipment.

  Sources of Supply

     Concurrent has multiple commercial sources of supply throughout the world for most of the materials and components it uses to produce its products. In some cases, components are being purchased by the Company from a single supplier to obtain the required technology and the most favorable price and delivery terms. The Company depends on the availability of the Motorola 88110 and 88100 microprocessor chips in the manufacture of its Night Hawk 5800, 4800 and 4400 Series computers. Motorola is the only source of supply for these chips. For its current and next generation Night Hawk computer systems the Company will depend on the availability of PowerPC(TM) microprocessor chips provided by both IBM and Motorola. Although the Company has not experienced any materially adverse impact on its operating results as a result of a delay in supplier performance, any delay in delivery of components may cause a delay in shipments by the Company of certain products. The Company estimates that a lead time of up to 16-24 weeks may be necessary to switch to an alternate supplier of certain custom application specific integrated circuits and printed circuit assemblies. A change in the supplier of these circuits without the appropriate lead time would result in a delay in shipments by the Company of certain products. Since revenue is recognized typically upon shipment, any delay in shipment may also result in a delay in revenue recognition, possibly outside the fiscal period originally planned, and, as a result, may adversely affect the Company's financial results for that particular period. A transition from one single supplier to another could have a similar impact. The Company carefully monitors the ability of any single supplier to timely meet the Company's requirements, including the supplier's financial condition. Management believes it has good relationships with its suppliers, including alternative suppliers, and expects that adequate sources of supply for components and peripheral equipment will continue to be available.

  Competition

     The Company operates in a highly competitive market driven by rapid technological innovation. The shift from proprietary systems to standards-based open systems is expected both to expand market demand for systems with performance characteristics previously only found in proprietary real-time computing systems and to increase competition, making product differentiation a more important factor. Due in part to the range of performance and applications capabilities of its products, the Company competes in various markets against a number of companies, many of which have greater financial and operating resources than the Company. Competition in the high performance real-time computing systems and applications market comes from four sources: (1) major computer companies that participate in the real-time marketplace by layering specialized hardware and software on top of or as an extension of their general purpose product platforms -- these are principally Digital Equipment Corporation and Hewlett-Packard Corporation; (2) other computer companies that provide solutions for applications that address a specific characteristic of real-time, such as fault tolerance or high-performance graphics -- these computer companies include Silicon Graphics Inc., Stratus Computer, Inc., and Tandem Computers, Inc.; (3) general purpose computing companies that provide a platform on which third party vendors add real-time capabilities -- these computer companies include International Business Machines Corp. and Sun Microsystems, Inc.; and
(4) single board computer companies that provide board-level processors that are typically integrated into a customer's computer system -- these computer companies include Force Computers, Inc. and Motorola, Inc.

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

     Concurrent has entered into licensing agreements with several third-party software developers and suppliers. Generally, such agreements grant to the Company non-exclusive, worldwide licenses with respect to certain software provided as part of computers and systems marketed by the Company and terminate on varying dates. For example, Concurrent is licensed by Santa Cruz Operation
(SCO) to use and sublicense SCO's operating system in the Company's computer systems. The Company has entered into licensing agreements with SCO for internal use of source code version of the UNIX operating system and for the sublicensing of binary version of the UNIX operating system. Both licenses are perpetual unless terminated in accordance with the notice provisions and address versions of the UNIX operating system through and including System V, Release 4.0 (SVR4). The Company pays a royalty to SCO for each computer system shipped using the UNIX operating system equal to approximately 2% of the list price of the basic (minimum) configuration of the system.

  Employees

     As of June 30, 1996, the Company employed approximately 900 employees worldwide of whom approximately 500 were employed in the United States, compared to approximately 825 and 1,250 employees worldwide at June 30, 1995 and 1994, respectively. The Company's employees are not unionized. The Company has developed a restructuring plan which will reduce the total headcount to approximately 700 by the end of calendar year 1996.

  Backlog

     Generally, the Company records in "backlog" computer orders which it is anticipated will be shipped during the subsequent six months or, where special engineering is required, in the subsequent twelve months. The backlog of unfilled computer systems orders was approximately $12.0 million on June 30, 1996 compared to approximately $9.8 million a year earlier. While the Company anticipates shipping the majority of backlog during subsequent periods, the amount of orders in backlog is not necessarily a meaningful indicator of business trends for the Company because orders may be canceled before shipment or rescheduled for a subsequent period which may affect the amount of backlog that may be realized in revenue in any succeeding period. In addition, with the increasing emphasis on open systems, more customers are placing orders within the quarter where delivery is expected thus backlog is a less meaningful measurement of anticipated revenue.

  Environmental Matters

     The Company purchases, uses and arranges for disposal of chemicals used in the manufacturing process at its Ft. Lauderdale facility. As a result, the Company is subject to federal and state environmental protection and community right-to-know laws. Violations of such laws, in certain circumstances, can result in the imposition of substantial remediation costs and penalties. The Company believes it is in compliance with all material environmental laws and regulations.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     A summary of net sales (consolidated net sales reflects sales to unaffiliated customers), attributable to Concurrent's foreign and domestic operations for the fiscal years ended June 30, 1996, 1995 and 1994, respectively, is presented at Note 13 to the financial statements of the Registrant included herein.

ITEM 2.  PROPERTIES

     Listed below are Concurrent's principal facilities as of June 30, 1996. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service and administration. Management believes that its Fort Lauderdale, Florida and Oceanport, New Jersey manufacturing facilities have more than sufficient capacity to meet the Company's projected manufacturing requirements. The Company plans to move its Ft. Lauderdale operations to another Southern Florida location prior to the expiration of its existing lease. The Company believes there is sufficient, suitable commercial space available on acceptable terms to meet its requirements; however, there is no guarantee that the Company will be successful in obtaining such facilities on favorable terms. Any sustained interruption in manufacturing resulting from such relocation would likely result in a loss of revenue.

                                                                                            APPROX. FLOOR
                                                                  OWNED      EXPIRATION         AREA
              LOCATION                      PRINCIPAL USE       OR LEASED   DATE OF LEASE    (SQ. FEET)
- ------------------------------------   -----------------------  ---------   -------------   -------------
                                       Corporate Headquarters,  Leased        June 1997        100,000
2101 West Cypress Creek Road           Manufacturing, Sales
Fort Lauderdale, Florida               and Service, Marketing

2 Crescent Place                       Manufacturing            Owned (1)      n/a(1)          285,000
Oceanport, New Jersey                  (held for disposition)

227 Barth Rd.,                         Sales/Research &         Leased          1998            36,000
Slough, England                        Development

- ---------------
(1) The Company has entered into a contingent contract for the sale and leaseback of its Oceanport, New Jersey facility expected to be completed in the quarter ending December 31, 1996.

     In addition to the facilities listed above, Concurrent also leases space in various domestic and international industrial centers for use as sales and service offices and warehousing.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, as a normal incident of the nature and kind of business in which the Company is engaged, various claims or charges are asserted and litigation commenced against the Company arising from or related to product liability; patents; trademarks or trade secrets; breach of warranty; antitrust; distribution; or contractual relations. Claimed amounts may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court awards. In the opinion of management, final judgments, if any, which might be rendered against the Company in such litigation are reserved against or would not have a material adverse effect on the financial position or the business of the Company as a whole.

     The Company may from time to time be, either individually or in conjunction with other major U.S. manufacturers or defense contractors, the subject of U.S. government investigations for alleged criminal or civil violations of procurement or other federal laws. No criminal charges are presently known to be filed against the Company and the Company is unable to predict the outcome of such investigations or to estimate the amounts of claims or other actions that could be instituted against it, its officers or employees as a result of such investigations. Under present government procurement regulations, indictment could result in a government contractor, such as the Company, being suspended or debarred from eligibility for awards of new government contracts for up to three years. In addition, the Company s foreign export control licenses could be suspended or revoked. The Company is currently involved in one such investigation and is cooperating with the representatives of the responsible government agencies. Management does not believe that the outcome of this investigation will have a material adverse effect on the financial position or the business of the Company.

     There are no material legal proceedings pending to which the Company or any of its subsidiaries is a party or to which any of the Company's or any of its subsidiaries' property is subject. To Concurrent's knowledge there are no material legal proceedings to which any director, officer or affiliate of Concurrent, or any owner of record or beneficially of more than five percent of Common Stock, or any associate of any of the foregoing, is a party adverse to Concurrent or any of its subsidiaries. No material legal proceedings were terminated during the fourth quarter of the fiscal year ended June 30, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a special meeting of shareholders on June 26, 1996 in connection with the Acquisition. The three matters submitted to shareholders and the resulting votes are summarized below:

          1. Shareholders approved a proposal for the issuance of both (i) 10,000,000 shares of common stock, par value $0.01 per share ("Concurrent Common Stock"), and (ii) a maximum of 4,000,000 shares, subject to anti-dilution adjustment, of Concurrent Common Stock which will be issuable upon the conversion of the convertible exchangeable preferred stock of Concurrent to be issued to Harris upon consummation of the Acquisition and the debentures into which such preferred stock is exchangeable pursuant to the terms of such stock. 16,386,374 shares voted for the proposal; 865,800 shares voted against; 150,191 shares abstained; and 1,052,262 shares represented broker non-votes.

          2. Shareholders approved an amendment to the Concurrent 1991 Restated Stock Option Plan (the "Concurrent Stock Plan") to increase the number of shares of Concurrent Common Stock authorized for issuance under the Concurrent Stock Plan to 9,000,000 shares of Concurrent Common Stock. 15,629,089 shares voted for the proposal; 1,948,897 shares voted against; 274,339 shares abstained; and 602,302 shares represented broker non-votes.

          3. Shareholders approved an amendment to the Concurrent Stock Plan to
     (i) increase the number of shares of Concurrent Common Stock underlying the options initially granted to each non-employee director following the adoption of such amendment to 20,000 shares of Concurrent Common Stock,
     (ii) provide for the automatic grant to continuing non-employee directors of options to purchase 3,000 shares of Concurrent Common Stock on the date of each annual meeting of shareholders, and (iii) provide that each option granted to the non-employee directors shall expire on the earlier of the tenth anniversary of the date of grant or the resignation or removal (other than by reason of death or disability) of such non-employee director. 15,644,924 shares voted for the proposal; 1,947,087 shares voted against; and 862,616 shares abstained; there were no broker non-votes.

ITEM 10.  EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive officers of Concurrent are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal. Set forth below are the names, positions and ages of the Company's executive officers as of September 27, 1996:

                                                                             DIRECTOR OR
                                                                              EXECUTIVE
         NAME                              POSITION                    AGE     OFFICER
- -----------------------  --------------------------------------------  ---   -----------
E. Courtney Siegel.....  Director, President and Chief Executive
                         Officer                                       46        1996*
George E. Chapman......  Vice President, International Operations      62        1994
Robert E. Chism........  Vice President, Development                   43        1996*
Daniel S. Dunleavy.....  Vice President, Chief Financial Officer and
                         Chief Administrative Officer                  43        1996*
Karen G. Fink..........  Vice President, General Counsel and
                         Secretary                                     40        1996*
Fred R. Lee............  Vice President, Production Operations &
                         Logistics                                     68        1996*
Robert T. Menzel.......  Vice President, North American Sales          43        1996*
Michael N. Smith.......  Vice President, Marketing                     43        1996*

- ---------------

* Elected to the position upon completion of the Acquisition in June 1996.

     E. COURTNEY SIEGEL. DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Siegel was elected to this position upon completion of the Acquisition in June 1996. He previously served as Chairman, President and Chief Executive Officer of CyberGuard Corporation (f/k/a Harris Computer Systems Corporation) since its spin-off from Harris Corporation in October 1994 (the "1994 Spin Off"). Prior to that time, and since 1990, Mr. Siegel served as Vice President and General Manager of the Harris Computer Systems Division of Harris Corporation. Mr. Siegel's twenty year career in the computer technology field includes serving as vice president of standoff weapons at Rockwell International Corp., a producer of electronics, aerospace, automotive and graphics equipment, and as vice president of Harris Government Support Systems Division's Orlando operations.

     GEORGE E. CHAPMAN. VICE PRESIDENT, INTERNATIONAL OPERATIONS. Mr. Chapman was elected to this position in November 1994. During the period January through June 1996 he also had responsibility for North American Sales as Vice President, Field Operations. He previously served as Vice President, Marketing from January to November 1994. He joined Concurrent in 1992 as Director, Business Development for Weather and Airspace Management. In 1988, after retiring as a Brigadier General from the United States Air Force, he joined Lockheed Corporation's Austin Division as Senior Staff Engineer working toward the worldwide commercial application of high technology systems developed for the U.S. Government. In December 1989, he received an appointment as Executive Director to the newly legislated Texas Workers Compensation Commission. His career with the U.S. Air Force spanned thirty-six years, with the last six years devoted to leadership of a 5,000 person organization responsible for the long-range technology, investment and training requirements for the nation's weather prediction and warning capability supporting U.S. forces throughout the world.

     ROBERT E. CHISM. VICE PRESIDENT, DEVELOPMENT. Mr. Chism was elected to this position upon completion of the Acquisition in June 1996. From the 1994 Spin-Off until the Acquisition, he served as Vice President, Technical and Production Operations of CyberGuard Corporation (f/k/a Harris Computer Systems Corporation). He joined the Harris Computer Systems Division of Harris Corporation in June 1993 as Director, Simulation Business Area. Before joining the division, he held diverse engineering, program management and marketing assignments in computer and related industries with General Electric Company from May 1978 through June 1993, where he was Subsection Manager of Satellite Command and Data Handling at the time he left to join the Harris Computer Systems Division.

     DANIEL S. DUNLEAVY. VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND CHIEF ADMINISTRATIVE OFFICER. Mr. Dunleavy was elected to this position upon completion of the Acquisition in June 1996. He served in this position with CyberGuard Corporation (f/k/a Harris Computer Systems Corporation) since the 1994 Spin-Off. Prior to that time and since 1991, he served as Vice President, Strategic Alliances and International Operations of the Harris Computer Systems Division. After joining Harris Corporation in 1978, he served in various positions of increasing responsibility, including Controller, Harris Computer Systems Division, from 1988 until 1991.

     KAREN G. FINK. VICE PRESIDENT, GENERAL COUNSEL AND SECRETARY. Ms. Fink was elected to this position upon completion of the Acquisition, joining the Company in July 1996 from Harris Corporation where she served since 1985, most recently as Counsel and Assistant Secretary. Prior to that time since she was associated with the law firm of Seward & Kissel in its New York City office.

     FRED R. LEE. VICE PRESIDENT, PRODUCTION OPERATIONS AND LOGISTICS. Mr. Lee was elected to this position upon completion of the Acquisition in June 1996. He was previously president of TQM TRACKS, INC., a privately held management services company, since its inception in 1990. From 1984 to 1990, Mr. Lee served as Director - Operations of Rockwell International Corp. Mr. Lee served in various positions over a twenty-nine year period at General Dynamics Electronics, from which he retired in 1984 as Vice President, Production.

     ROBERT T. MENZEL. VICE PRESIDENT, NORTH AMERICAN SALES. Mr. Menzel was elected to this position upon completion of the Acquisition in June 1996. From April 1995 until the Acquisition, he served as Vice President and General Manager of the Trusted Systems Division of CyberGuard Corporation (f/k/a Harris Computer Systems Corporation). From the 1994 Spin-Off until April 1995, he served as Vice President, National Sales of Harris Computer Systems Corporation. He joined the Computer Systems Division of Harris Corporation in 1992 as Manager, Secure Systems Marketing and subsequently assumed responsibility for the entire Secure Business Area and ultimately became Vice President, National Sales. Prior to joining the Harris Computer Systems Division, he held positions of increasing responsibility over a twelve year period at the Aerospace division of General Electric Company within the Business Development and Marketing Group, serving as Manager, Army Business Development at the time he joined Harris Computer Systems Division.

     MICHAEL N. SMITH. VICE PRESIDENT, MARKETING. Mr. Smith was elected to this position upon completion of the Acquisition in June 1996. From April 1995 until the Acquisition, he served as Vice President and General Manager of the Real-Time Division of CyberGuard Corporation (f/k/a Harris Computer Systems Corporation). From the 1994 Spin-Off until April 1995, he served as Vice President, Marketing of Harris Computer Systems Corporation, a position he served in from January 1993 with the Harris Computer Systems Division. He joined the Harris Computer Systems Division in March 1992 as Director, Secure Systems Business. Prior to that time, he served in positions of increasing responsibility over a fifteen year period at the Aerospace division of General Electric Company, serving as Program Manager, Armor Training at the time he joined the Harris Computer Systems Division.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is currently traded under the symbol "CCUR" on the NASDAQ National Market System. The following table sets forth the high and low last sale information for the Common Stock for the periods indicated, as reported by NASDAQ.

                                                                                   HIGH       LOW
                                                                                   ----       ---
Fiscal Year 1996
Quarter Ended:
  September 30, 1995.........................................................    2   7/8     1  7/16
  December 31, 1995..........................................................    2             25/32
  March 31, 1996.............................................................    1   7/8         3/4
  June 30, 1996..............................................................    3 23/32     1   5/8
Fiscal Year 1995
Quarter Ended:
  September 30, 1994.........................................................    2   1/2    1   5/16
  December 31, 1994..........................................................    2          1
  March 31, 1995.............................................................    1  7/16       11/16
  June 30, 1995..............................................................    2   3/4       11/16

     As of September 20, 1996, there were 42,767,500 shares of Common Stock outstanding, held of record by approximately 2,280 stockholders.

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

     On July 31, 1992, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Common Stock and then outstanding Convertible Preferred Stock of the Company to stockholders of record at the close of business on August 14, 1992. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Participating Cumulative Preferred Stock, par value $.01 per share, at a cash purchase price of $30.00 per Right, subject to adjustment, which become exercisable upon the occurrence of certain events. (See Note 17 of Notes to Consolidated Financial Statements.)

ITEM 6.  SELECTED FINANCIAL DATA

     This information is set forth in the Selected Financial Data section of the Consolidated Financial Statements in Item 8 and incorporated into this Item 6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This information is set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Consolidated Financial Statements in Item 8 and incorporated into this Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following Consolidated Financial Statements and supplementary data for Concurrent are attached and incorporated into Item 8.

                                                                                PAGE
                                                                                ----
        Report of Independent Accountants...................................     21
        Consolidated Statements of Operations for the years ended June 30,
          1996, 1995 and 1994...............................................     22
        Consolidated Balance Sheets as of June 30, 1996 and 1995............     23
        Consolidated Statements of Cash Flows for the years ended June 30,
          1996, 1995 and 1994...............................................     24
        Consolidated Statements of Stockholders' Equity (deficiency) for the
          years ended June 30, 1996, 1995 and 1994..........................     25
        Notes to Consolidated Financial Statements..........................     26
        Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................     44
        Selected Financial Data.............................................     50

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     A change in independent accountants has previously been reported. See the Company's Report on Form 8-K filed on September 26, 1996.

     There have been no disagreements with independent accountants on accounting and financial disclosure matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(A) IDENTIFICATION OF DIRECTORS

     Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's Proxy Statement to be dated October 1, 1996 in connection with its Annual Meeting of Stockholders to be held on November 8, 1996 ("Registrant's 1996 Proxy Statement").

(B) IDENTIFICATION OF EXECUTIVE OFFICERS

     The information called for hereunder is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant".

(C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

     Not applicable.

(D) FAMILY RELATIONSHIPS

     There is no family relationship between any director and/or executive officer of the Company.

(E) BUSINESS EXPERIENCE

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's 1996 Proxy Statement with respect to the business experience of Registrant's directors. The information called for by this Item 10 with respect to executive officers of Registrant is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant".

(F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's 1996 Proxy Statement.

(G) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Registrant's 1996 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Executive Compensation" in Registrant's 1996 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in Registrant's 1996 Proxy Statement.

(B) SECURITY OWNERSHIP OF MANAGEMENT

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in Registrant's 1996 Proxy Statement.

(C) CHANGES IN CONTROL

     The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions "Security Ownership of Certain Beneficial Owners and Management," "Election of Directors" and "Executive Compensation" in Registrant's 1996 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT:

       Report of Independent Accountants

       Consolidated Statements of Operations for the years ended
       June 30, 1996, 1995 and 1994

       Consolidated Balance Sheets as of June 30, 1996 and 1995

       Consolidated Statements of Cash Flows for the years ended
       June 30, 1996, 1995 and 1994

       Consolidated Statements of Stockholders' Equity (deficiency) for the years ended June 30, 1996, 1995 and 1994

       Notes to Consolidated Financial Statements

     (2) FINANCIAL STATEMENT SCHEDULES

        Schedule II  Valuation and Qualifying Accounts

     All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable, material or required.

     (3) EXHIBITS

EXHIBIT NO.                                          DESCRIPTION
- -----------        -------------------------------------------------------------------------------
    2         --   Purchase and Sale Agreement dated March 26, 1996 as amended and restated on May
                   23, 1996, between Concurrent Computer Corporation (the "Company") and Harris
                   Computer Systems Corporation ("HCSC").(a)
    3.1       --   Restated Certificate of Incorporation of the Company.(b)
    3.2       --   By-laws of the Company.
    3.3       --   Certificate of Designation, Preferences and Rights of Class B Convertible
                   Preferred Stock.(c)
    4.1       --   Form of Share Holding Agreement dated June 27, 1996 between the Company and
                   HCSC. (c)
    4.2       --   Form of Common Stock Certificate.(d)
    4.3       --   Rights Agreement dated as of July 31, 1992 between the Company and The First
                   National Bank of Boston, as rights agent.(e)
  *10.1(a)    --   1991 Restated Stock Option Plan.(f)
  *10.1(b)    --   Amendment No. 1 to 1991 Restated Stock Option Plan.(f)
  *10.1(c)    --   Amendment to 1991 Restated Stock Option Plan dated May 13, 1996.(a)
   10.2(a)    --   Employee Stock Purchase Plan.(f)
   10.2(b)    --   Amendment No. 1 to Employee Stock Purchase Plan.(g)
   10.3       --   Retirement Savings Plan (f/k/a Profit Sharing and Savings Plan) of former
                   Concurrent dated August 1, 1985, as restated.(h)
  *10.4       --   Form of Severance Agreement between the Company and its executive officers. All agreements contain substantially the same terms other than annual base salary and annual target bonus percentage.(i)

EXHIBIT NO.                                          DESCRIPTION
- -----------        -------------------------------------------------------------------------------
  *10.4(a)    --   Employment Agreement dated as of March 25, 1996 between the Company and E.
                   Courtney Siegel.
  *10.5       --   Form of Incentive Stock Option Agreement between the Company and its executive officers. All agreements contain the same terms with the exception of the number or shares subject to the option and the vesting schedules.(j)
   10.6(a)    --   Amended and Restated Credit Agreement dated October 11, 1991 among the Company and the banks named therein, as amended by Amendment No. 1 dated November 14,
                   1991.(k)
   10.6(b)    --   Amendment No. 2 dated as of January 13, 1992 to Amended and Restated Credit
                   Agreement. (j)
   10.6(c)    --   Amendment No. 3 dated as of March 1, 1993 to Amended and Restated Credit
                   Agreement. (i)
   10.7(a)    --   Second Amended and Restated Credit Agreement.(l)
   10.7(b)    --   Amendment No. 1 dated September 28, 1993 to Second Amended and Restated Credit
                   Agreement.(l)
   10.7(c)    --   Amendment No. 2 dated November 10, 1993 to Second Amended and Restated Credit
                   Agreement.(m)
   10.7(d)    --   Amendment No. 3 dated November 18, 1993 to Second Amended and Restated Credit
                   Agreement.(m)
   10.7(e)    --   Amendment No. 4 dated February 18, 1994 to Second Amended and Restated Credit
                   Agreement.(m)
   10.7(f)    --   Amendment No. 5 dated August 19, 1994 to Second Amended and Restated Credit
                   Agreement.(m)
   10.7(g)    --   Amendment No. 6 dated February 28, 1995 to Second Amended and Restated Credit
                   Agreement.(n)
   10.7(h)    --   Amendment No. 7 dated March 31, 1995 to Second Amended and Restated Credit
                   Agreement.(n)
   10.7(i)    --   Third Amended and Restated Credit Agreement dated June 29, 1995.(n)
   10.8       --   AT&T Information Systems Sublicensing Agreement.(b)
   10.9       --   Loan and Security Agreement dated June 29, 1995 between the Company and the lender named therein.(n)
   10.9(a)    --   Amended and Restated Amendment No. 1 to Loan and Security Agreement dated
                   October 17, 1995.
   10.9(b)    --   Amendment No. 2 to Loan and Security Agreement dated October 12, 1995.
   10.9(c)    --   Amendment No. 3 to Loan and Security Agreement dated December 6, 1995.
   10.9(d)    --   Amendment No. 4 to Loan and Security Agreement dated January 25, 1996.
   10.9(e)    --   Amendment No. 5 to Loan and Security Agreement dated February 16, 1996.
   10.9(f)    --   Amendment No. 6 to Loan and Security Agreement dated February 27, 1996.
   10.9(g)    --   Amendment No. 7 to Loan and Security Agreement dated April 26, 1996.
   10.9(h)    --   Amendment No. 8 to Loan and Security Agreement dated June 11, 1996.
   10.9(i)    --   Amendment No. 9 to Loan and Security Agreement dated June 27, 1996.
   10.9(j)    --   Amendment No. 10 to Loan and Security Agreement dated August 28, 1996.

EXHIBIT NO.                                          DESCRIPTION
- -----------        -------------------------------------------------------------------------------
   11         --   Statement re: computation of per share earnings.
   21         --   Subsidiaries of Registrant.
   23         --   Consent of Coopers & Lybrand L.L.P.
   27         --   Financial Data Schedule.

- ---------------

           *
     Management contract or compensatory plan or arrangement.
         (a)
     Incorporated herein by reference to the Exhibits to the Company's proxy materials dated May 23, 1996.
         (b)
     Incorporated herein by reference to the Exhibits to the Company's Amendment No. 3 to Registration Statement on Form S-2 dated July 14, 1993 (No. 33-62440).
         (c)
     Incorporated herein by reference to the Exhibits to the Company's Current Report on Form 8-K, dated April 19, 1996.
         (d)
     Incorporated herein by reference to Exhibit Number 4.4 of Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.
         (e)
     Incorporated herein by reference to the Company's Current Report on Form 8-K dated August 20, 1992.
         (f)
     Incorporated herein by reference to Notice of 1991 Annual Meeting of Stockholders and Proxy Statement, dated January 10, 1992.
         (g)
     Incorporated herein by reference to Notice of 1992 Annual Meeting of Stockholders and Proxy Statement, dated October 2, 1992.
         (h)
     Incorporated herein by reference to Exhibit Number 10 of Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1988.
         (i)
     Incorporated herein by reference to Exhibit Number 10 of Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.
         (j)
     Incorporated herein by reference to the Exhibits to the Company's Amendment No. 1 to Registration Statement on Form S-1 dated April 20, 1992. (No. 33-45871).
         (k)
     Incorporated hereby by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991.
         (l)
     Incorporated herein by reference to Exhibit Number 10 of Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
         (m)
     Incorporated herein by reference to Exhibit Number 10 of Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.
         (n)
     Incorporated herein by reference to Exhibit Number 10 of Item 14 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

(B) REPORTS ON FORM 8-K.

     During the quarter ended June 30, 1996, the Company filed a report on Form 8-K dated April 19, 1996 reporting that it had entered into a Purchase and Sale Agreement with Harris Computer Systems Corporation ("HCSC"), dated March 26, 1996, providing for, among other things, the purchase by Concurrent of the real-time business of HCSC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CONCURRENT COMPUTER CORPORATION

                                          By:    /s/  DANIEL S. DUNLEAVY
                                            ------------------------------------
                                                     Daniel S. Dunleavy
                                              Vice President, Chief Financial
                                                           Officer

Date: September 27, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the date indicated.

                    NAME                                   CAPACITY
- ---------------------------------------------   ------------------------------
             /s/  E. COURTNEY SIEGEL            Director, President and Chief
- ---------------------------------------------     Executive Officer (Principal
             E. Courtney Siegel                   Executive Officer)

             /s/  DANIEL S. DUNLEAVY            Vice President, Chief
- ---------------------------------------------     Financial Officer (Principal
             Daniel S. Dunleavy                   Financial
                                                  and Accounting Officer)

             /s/  MICHAEL A. BRUNNER            Director
- ---------------------------------------------
             Michael A. Brunner

            /s/  C. FORBES DEWEY, JR.           Director
- ---------------------------------------------
            C. Forbes Dewey, Jr.

              /s/  MORTON E. HANDEL             Director       September 27, 1996
- ---------------------------------------------
              Morton E. Handel

              /s/  C. SHELTON JAMES             Director
- ---------------------------------------------
              C. Shelton James

             /s/  MICHAEL F. MAGUIRE            Director
- ---------------------------------------------
             Michael F. Maguire

            /s/  RICHARD P. RIFENBURGH          Director
- ---------------------------------------------
            Richard P. Rifenburgh

             /s/  ROBERT R. SPARACINO           Director
- ---------------------------------------------
             Robert R. Sparacino

                        CONCURRENT COMPUTER CORPORATION
                           ANNUAL REPORT ON FORM 10-K

                                     ITEM 8
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                            YEAR ENDED JUNE 30, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the Board of Directors of Concurrent Computer Corporation

     We have audited the accompanying consolidated balance sheets of Concurrent Computer Corporation (the "Company") as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended June 30, 1996, and the financial statement schedule listed in Item 14(a) of the Company's 1996 Annual Report on Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concurrent Computer Corporation as of June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As discussed in Notes 2 and 12 to the consolidated financial statements, in 1994 the Company changed its method of accounting for income taxes and changed its method of accounting for postretirement benefits other than pensions.

                                          COOPERS & LYBRAND L.L.P.

Parsippany, New Jersey
August 12, 1996,
  except for Note 20, as to which
  the date is September 27, 1996

                        CONCURRENT COMPUTER CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEAR ENDED JUNE 30,
                                                                 ------------------------------
                                                                   1996       1995      1994*
                                                                 --------   --------   --------
Net sales:
  Computer systems.............................................  $ 42,430   $ 72,074   $100,293
  Service and other............................................    53,370     68,070     78,738
                                                                 --------   --------   --------
          Total................................................    95,800    140,144    179,031
                                                                 --------   --------   --------
Cost of sales:
  Computer systems.............................................    27,487     38,639     54,517
  Service and other............................................    33,048     40,838     48,473
                                                                 --------   --------   --------
          Total................................................    60,535     79,477    102,990
                                                                 --------   --------   --------
Gross margin...................................................    35,265     60,667     76,041
                                                                 --------   --------   --------
Operating expenses:
  Research and development.....................................    13,837     19,464     23,823
  Selling, general and administrative..........................    29,818     36,921     48,651
  Provision for restructuring..................................    24,480      3,200     12,000
  Sales and use tax credit.....................................        --     (1,000)    (1,440)
                                                                 --------   --------   --------
          Total operating expenses.............................    68,135     58,585     83,034
                                                                 --------   --------   --------
Operating income (loss)........................................   (32,870)     2,082     (6,993)
Interest expense...............................................    (2,316)    (2,638)    (3,486)
Interest income................................................       226        513        634
Other non-recurring charge.....................................    (1,700)    (1,000)        --
Other income (expense) -- net..................................    (1,502)       737       (486)
                                                                 --------   --------   --------
Loss before provision for income taxes, extraordinary loss and
  cumulative effect of change in accounting principles.........   (38,162)      (306)   (10,331)
Provision for income taxes.....................................     1,550      1,700      1,300
                                                                 --------   --------   --------
Loss before extraordinary loss and cumulative effect of change
  in accounting principles.....................................   (39,712)    (2,006)   (11,631)
Extraordinary loss on early extinguishment of debt.............        --         --    (23,193)
Cumulative effect of change in accounting principles for income
  taxes and postretirement benefits............................        --         --     (5,000)
                                                                 --------   --------   --------
Net loss.......................................................  $(39,712)  $ (2,006)  $(39,824)
                                                                 ========   ========   ========
Loss per share:
  Loss before extraordinary loss and cumulative effect of
     change in accounting principles...........................  $  (1.30)  $  (0.07)  $  (0.41)
  Extraordinary loss on early extinguishment of debt...........        --         --      (0.83)
  Cumulative effect of change in accounting principles for
     income taxes and postretirement benefits..................        --         --      (0.18)
                                                                 --------   --------   --------
  Net loss.....................................................  $  (1.30)  $  (0.07)  $  (1.42)
                                                                 ========   ========   ========

- ---------------

* Reclassified to conform to current year presentation.

   The accompanying notes are an integral part of the consolidated financial statements.

                        CONCURRENT COMPUTER CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                         JUNE 30,     JUNE 30,
                                                                           1996        1995*
                                                                         --------     --------
                                            ASSETS
Current assets:
  Cash and cash equivalents............................................  $  3,562     $  5,728
  Trading securities...................................................    10,077           --
  Accounts receivable, less allowance for doubtful accounts of
     $1,143 -- 1996; $1,434 -- 1995....................................    27,948       25,456
  Inventories..........................................................    11,683       14,510
  Prepaid expenses and other current assets............................     2,384        4,303
                                                                          -------      -------
          Total current assets.........................................    55,654       49,997
Property, plant and equipment -- net...................................    16,453       38,567
Facilities held for disposal...........................................     4,700        4,000
Other long term assets.................................................     3,407        5,795
                                                                          -------      -------
Total assets...........................................................  $ 80,214     $ 98,359
                                                                          =======      =======
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable........................................................  $  5,013     $  6,716
  Current portion of long-term debt....................................     1,241        1,529
  Revolving credit facility............................................     5,014        5,761
  Accounts payable and accrued expenses................................    40,638       29,285
  Deferred revenue.....................................................     4,573        4,841
                                                                          -------      -------
          Total current liabilities....................................    56,479       48,132
Long-term debt.........................................................     6,603        9,536
Other long-term liabilities............................................     4,454        5,521
Commitments and contingencies..........................................        --           --
Class B 9% cumulative convertible, redeemable, exchangeable preferred stock, mandatory redemption value of $6,263,000, $.01 par value per share 1,000,000 authorized -- Issued and outstanding 1,000,000 at
  June 30, 1996........................................................     5,610           --
Stockholders' equity:
  Shares of preferred stock, par value $.01; authorized 25,000,000.....        --           --
  Shares of common stock, par value $.01; authorized 100,000,000;
     issued 41,223,610 -- 1996 and 30,208,276 -- 1995..................       412          302
  Capital in excess of par value.......................................    84,252       73,112
  Accumulated deficit after eliminating accumulated deficit of $81,826
     at December 31, 1991, date of quasi-reorganization................   (76,740)     (37,028)
  Treasury stock, at cost; 840 shares..................................       (58)         (58)
  Cumulative translation adjustment....................................      (798)      (1,158)
                                                                          -------      -------
          Total stockholders' equity...................................     7,068       35,170
                                                                          -------      -------
          Total liabilities and stockholders' equity...................  $ 80,214     $ 98,359
                                                                          =======      =======

- ---------------

* Reclassified to conform to current year presentation.

   The accompanying notes are an integral part of the consolidated financial statements.

                        CONCURRENT COMPUTER CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                YEARS ENDED JUNE 30,
                                                                           ------------------------------
                                                                             1996       1995      1994*
                                                                           --------   --------   --------
Cash flows provided by (used by) operating activities:
  Net loss...............................................................  $(39,712)  $ (2,006)  $(39,824)
                                                                           --------   --------   --------
  Adjustments to reconcile net loss to net cash provided by (used by)
    operating activities:
    Depreciation, amortization and other.................................    11,067     12,284     12,527
    Provision for inventory reserves.....................................     4,904      5,037      4,461
    Non-cash taxes related to the utilization of net operating loss carryforwards which originated prior to the Company's
     quasi-reorganization, effected on December 31, 1991.................        --        300         --
    Non-cash interest and amortization of financing costs................       213        450      1,061
    Extraordinary loss on early extinguishment of debt...................        --         --     23,193
    Cumulative effect of change in accounting principles.................        --         --      5,000
    Provisions for restructuring.........................................    24,480      3,200     12,000
    Other non-recurring charge...........................................     1,700      1,000         --
    Sales and use tax credit.............................................        --     (1,000)    (1,440)
    Decrease (increase) in current assets:
      Accounts receivable................................................     6,086     10,431      3,690
      Inventories........................................................      (157)    (2,044)      (319)
      Prepaid expenses and other current assets..........................       555        998      1,238
    Decrease in current liabilities, other than debt obligations.........    (6,104)   (18,017)   (14,797)
    Decrease (increase) in other long-term assets........................       880        599     (1,790)
    (Decrease) increase in other long-term liabilities...................      (639)    (1,983)       193
                                                                           --------   --------   --------
         Total adjustments to net loss...................................    42,985     11,255     45,017
                                                                           --------   --------   --------
Net cash provided by operating activities................................     3,273      9,249      5,193
                                                                           --------   --------   --------
Cash flows used by investing activities:
  Additions to property, plant and equipment.............................    (2,513)    (5,140)    (7,584)
  Proceeds from sale of facility.........................................     2,300         --         --
  Acquisition of business, net of cash received and non-cash
    transactions.........................................................    (2,980)        --         --
                                                                           --------   --------   --------
Net cash used by investing activities....................................    (3,193)    (5,140)    (7,584)
                                                                           --------   --------   --------
Cash flows provided by (used by) financing activities:
  Net (payments) proceeds of notes payable...............................       (99)      (100)     2,511
  Repayment of long-term debt............................................    (3,915)   (23,395)   (76,602)
  Issuance of long-term debt.............................................        --     15,761        708
  Net proceeds from issuance of common stock.............................     1,031        150     55,001
                                                                           --------   --------   --------
Net cash used by financing activities....................................    (2,983)    (7,584)   (18,382)
                                                                           --------   --------   --------
Effect of exchange rate changes on cash and cash equivalents.............       737       (171)      (275)
                                                                           --------   --------   --------
Decrease in cash and cash equivalents....................................  $ (2,166)  $ (3,646)  $(21,048)
                                                                           ========   ========   ========
Cash and cash equivalents -- Beginning of year...........................  $  5,728   $  9,374   $ 30,422
                                                                           ========   ========   ========
Cash and cash equivalents -- End of year.................................  $  3,562   $  5,728   $  9,374
                                                                           ========   ========   ========
Cash paid during the period for:
    Interest.............................................................  $  1,931   $  2,256   $  2,731
                                                                           ========   ========   ========
    Income taxes (net of refunds)........................................  $  1,659   $    727   $    659
                                                                           ========   ========   ========
Non-cash investing/financing activities related to acquisition of business:
  Issuance of common stock...............................................    10,111         --         --
                                                                           --------
  Issuance of preferred stock............................................     5,610         --         --
                                                                           --------

- ---------------

* Reclassified to conform to current year presentation.

   The accompanying notes are an integral part of the consolidated financial statements.

                        CONCURRENT COMPUTER CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                         PREFERRED STOCK        COMMON STOCK                                                TREASURY
                        ------------------   ------------------   CAPITAL IN   ACCUMULATED   CUMULATIVE       STOCK
                                      PAR                  PAR    EXCESS OF     EARNINGS     TRANSLATION  -------------
                          SHARES     VALUE     SHARES     VALUE   PAR VALUE     (DEFICIT)    ADJUSTMENT   SHARES   COST    TOTAL
                        ----------   -----   ----------   -----   ----------   -----------   ----------   ------   ----   -------
Balance June 30,
  1993................   6,981,706   $ 70     2,579,026   $ 26     $ 15,626     $   4,802     $ (1,963)    (840 )  $(58)  $18,503
Issuance of common
  stock under
  retirement savings
  plan................                          324,377      3        1,057                                                 1,060
Issuance of common
  stock...............                       19,700,000    197       54,803                                                55,000
Conversion of
  preferred stock.....  (6,981,706)   (70 )   6,981,706     70                                                                 --
Other.................                              279                  61                                                    61
Net Loss..............                                                            (39,824)                                (39,824)
Foreign currency
  translation
  adjustment..........                                                                             248                        248
                         ---------    ---    ----------   ----      -------      --------      -------     ----    ----   -------
Balance June 30,
  1994................                       29,585,388    296       71,547       (35,022)      (1,715)    (840 )   (58)   35,048
Sale of common stock
  under stock plans...                           85,358      1          149                                                   150
Issuance of common
  stock under
  retirement savings
  plan................                          368,823      3          762                                                   765
Issuance of common
  stock under bonus
  plan................                          168,707      2          324                                                   326
Other.................                                                   30                                                    30
Net loss..............                                                             (2,006)                                 (2,006)
Foreign currency
  translation
  adjustment..........                                                                             557                        557
Quasi-reorganization
  related adjustments:
  Utilization of net
  operating loss
  carryforwards.......                                                  300                                                   300
                         ---------    ---    ----------   ----      -------      --------      -------     ----    ----   -------
Balance June 30,
  1995................          --     --    30,208,276    302       73,112       (37,028)      (1,158)    (840 )   (58)   35,170
Sale of common stock
  under stock plans...                          379,679      4          513                                                   517
Issuance of common
  stock under
  retirement savings
  plan................                          270,109      3          516                                                   519
Issuance of common
  stock in connection
  with acquisition of
  business, including
  certain advisory
  fees................                       10,365,546    103       10,111                                                10,214
Net loss..............                                                            (39,712)                                (39,712)
Foreign currency
  translation
  adjustment..........                                                                             360                        360
                         ---------    ---    ----------   ----      -------      --------      -------     ----    ----   -------
Balance June 30,
  1996................          --     --    41,223,610   $412     $ 84,252     $ (76,740)    $   (798)    (840 )  $(58)  $ 7,068
                         =========    ===    ==========   ====      =======      ========      =======     ====    ====   =======

   The accompanying notes are an integral part of the consolidated financial statements.

                        CONCURRENT COMPUTER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

     Concurrent Computer Corporation ("Concurrent" or the "Company") is a supplier of high-performance real-time computer systems and services. A "real-time" system is one specially designed to acquire, process, store and display large amounts of rapidly changing information in real time -- that is, with microsecond response as changes occur. Concurrent sells its systems in strategic target markets worldwide primarily through direct field sales and services offices. Such target markets include simulation; data acquisition; instrumentation and process control; interactive real time (includes multimedia and wagering and gaming) and telecommunications.

     During fiscal year 1996, the Company continued to experience a decline in net sales. In addition, Concurrent incurred a substantial operating loss, cash flow from operations declined from the previous fiscal year and the Company had a working capital deficiency at June 30, 1996. Accordingly, the Company continued to closely manage its resources and, in order to enhance its competitive position and improve its cost structure and liquidity, on June 27, 1996, the Company acquired the Real-Time Division of Harris Computer Systems Corporation ("HCSC"), along with 683,178 shares of newly issued shares of HCSC (see Note 3) which was renamed CyberGuard Corporation ("CyberGuard"). In addition, on March 20, 1996, the Company completed the sale of its Tinton Falls, New Jersey facility (see note 10). The acquisition of HCSC's Real-Time Division and the related business integration and consolidation is expected to improve Concurrent's liquidity through improved operating performance, additional borrowing availability and the planned disposition of its Oceanport, New Jersey facility. The Company may also utilize its CyberGuard common stock holdings as an additional source of liquidity if needed. The Company anticipates a continuing decline in its proprietary computer systems sales, however, it believes the combination of the best technologies of the two businesses will offset the proprietary systems sales decline through increased open systems sales. The Company plans to manage its cost structure and cash flow to anticipated revenue levels and believes its restructuring plans will reduce its expenses to a level consistent with its forecasted volume. The Company believes that it will be able to fund its acquisition costs, as well as its fiscal year 1997 operations, through its operating results, existing financing facilities and the planned disposition of its Oceanport, New Jersey facility. However, there can be no assurance that the Company's plans will be achieved.

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

     Gains (losses) on foreign currency transactions of ($934,000), $175,000 and ($360,000) for the fiscal years ended June 30, 1996, 1995 and 1994, respectively, are included in Other income (expense) -- net.

                        CONCURRENT COMPUTER CORPORATION

  Cash and Cash Equivalents

     For financial statement purposes, short-term investments with original maturities of ninety days or less from the date of purchase are considered cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market, and represents cash invested in U.S. Government securities, bank certificates of deposit, or commercial paper. Such short-term investments amounted to $26,000 and $480,000 at June 30, 1996 and 1995, respectively.

     At June 30, 1996, the Company had $439,000 of restricted cash primarily supporting building rental deposits.

  Inventories

     Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. The Company establishes excess and obsolete inventory reserves based upon historical and anticipated usage.

  Property, Plant and Equipment

     Property, plant and equipment are stated at acquired cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of assets ranging from three to forty years. Leasehold improvements are amortized over the shorter of the useful lives of the improvements or the terms of the related lease. Gains and losses resulting from the disposition of property, plant and equipment are included in Other income (expense) -- net. Expenditures for repairs and maintenance are charged to operations as incurred and expenditures for major renewals and betterments are capitalized.

  Revenue Recognition

     Computer systems sales (hardware and software, including bundled software) are recorded when the earnings process is complete, typically upon shipment to customers. Service contract revenue related to hardware and software is recognized separately and as earned over the respective maintenance period in accordance with the terms of the applicable contract.

     Revenue from long-term development contracts is accounted for by the percentage of completion method whereby income is recognized based on the estimated stage of completion of individual contracts using costs incurred as a percentage of total estimated costs at completion. Losses on long-term contracts are recognized in the period in which such losses are determined.

  Capitalized Software

     The Company, in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", commences capitalization of software production costs upon the achievement of technological feasibility and ceases capitalization upon the achievement of customer availability. Such costs are amortized over the greater of the ratio of the product's current to total revenue stream or the straight-line method over its estimated useful life. Such amortization period generally does not exceed three years. For the years ended June 30, 1996, 1995 and 1994, amortization expense relating to software production costs which is included as a component of cost of sales amounted to $1,070,000, $1,160,000 and $445,000, respectively.

     Accumulated amortization amounted to $2,261,000 and $1,325,000, respectively, at June 30, 1996 and 1995. Capitalized software (net) amounted to $29,000 and $965,000 at June 30, 1996 and 1995, respectively.

  Research and Development

     Research and development expenditures, other than capitalized software, are expensed when incurred.

                        CONCURRENT COMPUTER CORPORATION

  Loss per Share

     Loss per share is computed on the basis of the weighted average number of common shares outstanding during each year for the period. The number of shares used in computing loss per share was 30,568,000, 30,095,000 and 28,054,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

  Impairment of Long-Lived Assets

     On July 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS No. 121"). This statement establishes accounting standards for when impairment losses relating to long-lived assets, identifiable intangibles, and goodwill related to those assets should be reviewed and how the losses should be measured. The adoption of this standard did not materially affect the Company's earnings, financial condition or cash flows as this was essentially the same method used in the past to measure and record asset impairments. The Company's fiscal 1996 provision for restructuring included the recognition of certain asset impairments as a result of the Company's restructuring plans.

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

     On July 1, 1993, the Company adopted the provisions of FAS No. 109. This standard requires a change from the deferred method to the asset and liability method of accounting for income taxes. Under the asset and liability method, a deferred tax asset or liability is recognized for temporary differences between financial reporting and income tax bases of assets and liabilities, tax credit carryforwards and operating loss carryforwards. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that such deferred tax assets will not be realized. Utilization of net operating loss carryforwards and tax credits, which originated prior to the Company's quasi-reorganization effected on December 31, 1991, are recorded as adjustments to capital in excess of par value. Prior years' financial statements have not been restated. The cumulative effect of adopting this standard in fiscal year 1994 resulted in the Company recording a $2.0 million non-cash charge reducing its deferred tax assets as of the date of adoption.

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

     In connection with the adoption of this standard, in fiscal year 1994, the Company recorded a non-cash charge of $3.0 million representing the immediate recognition of the accumulated postretirement benefit obligation at the date of adoption.

  Stock-Based Compensation

     In fiscal year 1997, the Company will adopt the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS No. 123"). This standard establishes a fair value method for accounting for stock-based compensation plans based upon the fair value of stock

                        CONCURRENT COMPUTER CORPORATION
options and similar instruments, but does not require the adoption of this preferred method. The Company intends to adopt this standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted on July 1, 1996. The adoption of this standard will not impact results of operations, financial position or cash flows.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. ACQUISITION

     On June 27, 1996 Concurrent acquired the assets of the Real-Time Division of Harris Computer Systems Corporation ("HCSC") and 683,178 newly-issued shares of HCSC, which was renamed CyberGuard Corporation ("CyberGuard"), in exchange for 10,000,000 shares or $9.7 million of Common Stock of Concurrent, 1,000,000 shares of convertible exchangeable preferred stock of Concurrent with a 9% cumulative annual dividend payable quarterly in arrears, mandatory redemption value of $6,263,000 (with an estimated fair value of $5.6 million), and the assumption of certain liabilities relating to the HCSC Real-Time Division (the "Acquisition"). The aggregate purchase price of the Acquisition was approximately $18.7 million, including $3.4 million in transaction expenses (principally financial advisor, legal and other professional fees). The Acquisition has been accounted for as a purchase effective June 30, 1996. The Acquisition resulted in excess of acquired net assets over cost (negative goodwill) amounting to approximately $8.7 million which has been allocated to reduce proportionately the values assigned to non-current assets.

     In connection with the Acquisition, the Company recorded a $1.4 million liability for the estimated costs of exiting certain activities of the acquired business and the cost of termination benefits for employees of the acquired business. This liability included the estimated costs for workforce reductions, office closings and other related costs which represented approximately 45%, 45% and 10% of the provision, respectively.

     The following unaudited pro forma financial information gives effect to the Acquisition as if it had been consummated as of July 1, 1995 and 1994. In accordance with generally accepted accounting principles, pro forma adjustments related to the depreciation and amortization of assets, preferred stock dividends, interest income and certain other adjustments are included in the pro forma financial information. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the Acquisition been in effect at the beginning of the periods, nor of the future results of operations of the combined companies.

                                                                           YEAR ENDED JUNE 30,
                                                                           -------------------
                                                                             1996       1995
                                                                           --------   --------
                                                                               (DOLLARS IN
                                                                               THOUSANDS)
Net sales................................................................  $133,871   $180,438
Net loss.................................................................  $(44,498)  $ (8,102)
Net loss per share.......................................................  $  (1.10)  $  (0.22)

                        CONCURRENT COMPUTER CORPORATION

     The assets acquired and liabilities assumed as a result of the Acquisition, after eliminating the excess of acquired net assets over cost by allocating such excess to reduce proportionately the values assigned to noncurrent assets, were as follows:

                                                                           (DOLLARS
                                                                              IN
                                                                           THOUSANDS)
                                                                           ---------
        Cash.............................................................   $   420
        Trading securities...............................................    10,077
        Accounts receivable..............................................     9,695
        Inventories......................................................     3,785
        Other current assets.............................................       110
        Property, plant and equipment....................................       921
        Other assets.....................................................       376
        Accounts payable and accrued liabilities.........................    (6,674)
                                                                            -------
                  Total -- net...........................................   $18,710
                                                                            =======

     The value assigned to trading securities reflects the acquisition of 683,173 shares of CyberGuard common stock at the market price per share on the date of the Acquisition. The market value of this asset is subject to changes in the market price of CyberGuard stock. The amount the Company will ultimately realize from any disposition of these securities could differ materially in the near term from the amounts reflected in the Company's June 30, 1996 balance sheet. As of September 20, 1996, the market value of the Company's CyberGuard stock holdings amounted to approximately $5.5 million.

4. PROVISION FOR RESTRUCTURING

     The Company recorded a $1.3 million and a $23.2 million provision for restructuring during the quarters ended December 31, 1995 and June 30, 1996, respectively. In October 1995, the Company's management approved a plan to restructure its operations. This plan provided for a reduction of approximately 55 employees worldwide and the downsizing or closing of certain office locations, representing approximately 85% and 15% of the related $1.3 million provision. In connection with the Acquisition, based on formal, approved plans, the Company recorded a $23.2 million restructuring provision. Such charge included the estimated costs related to the rationalization of facilities, workforce reductions, asset writedowns and other costs which represent approximately 44%, 28%, 26% and 2%, respectively. The rationalization of facilities includes the planned disposition of the Company's Oceanport, New Jersey facility (see Notes 10 and 20), as well as the closing or downsizing of certain offices located throughout the world. The workforce reductions include the termination of approximately 200 employees worldwide, encompassing substantially all of the Company's employee groups. The asset writedowns are primarily related to the planned disposition of duplicative machinery and equipment. During the year ended June 30, 1996, the actual cash payments related to the 1996 restructurings amounted to approximately $1.4 million and were primarily related to employee termination costs.

     On May 5, 1992, the Company had entered into an agreement with Industrial Development Authority (IDA) in Ireland to maintain a presence in Ireland through April 30, 1998. In connection with the Acquisition, the Company has decided to close its Ireland operations. As such, the Company may be required to pay approximately $575,000 (360,000 Irish Pounds) to the IDA. The Company is currently negotiating this with the IDA.

     During the year ended June 30, 1995, the Company recorded a provision for restructuring of $3.2 million. The provision included costs for workforce reductions, office closings or downsizings and other related costs which represented approximately 60%, 30% and 10% of the provision, respectively. During the year ended June 30, 1996, the actual cash payments related to the 1995 restructuring amounted to approximately $0.7 million and were primarily related to employee termination and office closing costs.

                        CONCURRENT COMPUTER CORPORATION

     During the year ended June 30, 1994, the Company recorded a provision for restructuring of $12.0 million in connection with its operational restructuring to reduce its worldwide cost structure. The provision included workforce reductions, office closings or downsizings and other related costs which represented approximately 65%, 25% and 10% of the provision, respectively. During the year ended June 30, 1996, the actual cash payments related to the 1994 restructuring amounted to approximately $0.9 million and were primarily related to office closing costs.

5. DEBT AND LINES OF CREDIT

     On June 28, 1996, the Company entered into a new agreement providing for a $19.9 million credit facility which matures August 1, 1999. The facility includes a $7.2 million term loan (the "New Term Loan") and a $12.7 million revolving credit facility (the "New Revolver"). The New Revolver represents a $4.7 million increase to the maximum revolver availability, subject to certain restrictions. In addition, the Company can borrow up to $3.0 million in standby letters of credit (the LOC's) in connection with overseas lines of credit. These LOC's mature on July 31, 1997, at which time the Company must extend the expiration date of the LOC's to August 1, 1999 or obtain alternative financing or guarantees in lieu thereof.

     At June 30, 1996, the outstanding balances under the New Term Loan and the New Revolver were $7.2 and $5.0 million, respectively. The entire outstanding balance of the New Revolver has been classified as a current liability at June 30, 1996. Both the New Term Loan and the New Revolver bear interest at the prime rate plus 2.0%. The New Term Loan is payable in 28 monthly installments of approximately $139,000 each, commencing October 1, 1996 and ending January 1, 1999, with the final balance of approximately $3.3 million payable August 1, 1999. The New Revolver may be repaid and reborrowed, subject to certain collateral requirements, at any time during the term ending August 1, 1999. The Company has pledged substantially all of its domestic assets as collateral for the New Term Loan and the New Revolver. The Company may repay the New Term Loan at any time without penalty. In the event of a sale, or sale/leaseback, of its Oceanport facility, the Company is required to make a prepayment of the New Term Loan up to an amount equal to 75% of the net sale proceeds. Certain early termination fees apply if the Company terminates the facility in its entirety prior to August 1, 1999.

     On August 5, 1996, the Company obtained a waiver of compliance with respect to certain financial covenants for the year ended June 30, 1996. The new agreement contains various covenants (for periods subsequent to June 30, 1996) and restrictions, which among other things (1) place certain limits on corporate acts of the Company such as fundamental changes in the corporate structure of the Company, investments in other entities, incurrence of additional indebtedness, creation of liens or certain distributions or dispositions of assets, including cash dividends, and (2) require the Company to meet financial tests on a periodic basis, the most restrictive of which relate to the maintenance of collateral coverage and debt coverage all as defined in the agreement. In addition, the new agreement contains a subjective provision entitling the lender to accelerate payments under the New Term Loan and New Revolver.

     At June 30, 1995, the outstanding balance under the then existing term loan (the "Old Term Loan") and the then existing revolver (the "Old Revolver"), which resulted from the refinancing of a previous bank term loan, amounted to $10.0 and $5.8 million, respectively. Both bore interest at the prime rate plus 2.0%. The Old Term Loan was payable in 36 equal installments of $139,000 each, commencing August 1, 1995, with a final payment of approximately $5.0 million payable August 1, 1998. The Company had pledged substantially all of its domestic assets as collateral for the Old Term Loan and the Old Revolver.

     The Company's foreign subsidiaries have certain bank borrowing arrangements in local currencies which provide for borrowings of up to $6,702,000 at prevailing rates of interest ranging from 1.625% to 9.3% at June 30, 1996. At June 30, 1996, $5,013,000 of demand notes were outstanding under such arrangements of which $1,834,000 is guaranteed by the minority shareholder in the Company's Japanese subsidiary and $2,734,000 is guaranteed by the Company (one of these demand notes is not guaranteed by either the

                        CONCURRENT COMPUTER CORPORATION

Company or the minority shareholder). Foreign unused lines of credit can be withdrawn at any time at the option of either the Company or the lending institutions. The joint venture agreement between the Company and the minority shareholder in the Japanese subsidiary expires on December 31, 1996. Management expects to extend the joint venture agreement through June 30, 1998. There can be no assurance that the agreement will be extended and, in the event the agreement is not extended, the Company may be required to extend its guarantees, or repay the demand notes and seek alternative financing.

     Annual maturities of all the Company's debt (including $5,013,000 of foreign demand notes) for the fiscal years ended June 30, 1997 through 2001, and thereafter, are as follows:

                                                                             ANNUAL
                                                                           MATURITIES
                                                                           -----------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
          1997...........................................................    $11,268
          1998...........................................................      2,081
          1999...........................................................      1,194
          2000...........................................................      3,328
          2001...........................................................         --
          Thereafter.....................................................         --
                                                                             -------
                    Total................................................    $17,871
                                                                             =======

6. REFINANCING

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

     The extraordinary loss on the early extinguishment of debt is determined as follows:

                                                                           (DOLLARS IN
                                                                           THOUSANDS)
          Face amount of Subordinated Debt...............................    $64,206
          Accrued interest on Subordinated Debt..........................      2,715
            Sub-total....................................................     66,921
          Book value of Subordinated Debt................................    (43,728)
                                                                             -------
          Extraordinary loss.............................................    $23,193
                                                                             =======

                        CONCURRENT COMPUTER CORPORATION

     The extraordinary loss on the early extinguishment of debt did not result in the recognition of a tax benefit due to a difference in the financial reporting and tax bases of the underlying subordinated debt.

7. CHANGE IN ACCOUNTING ESTIMATE

     During the three months ended December 31, 1994 and 1993, the Company recorded a sales and use tax credit of $1.0 million, or $.03 per share, and $1.4 million, or $.05 per share, respectively, related to a change in the estimate of state sales and use tax reserves based on a final state audit determination.

8. CONCENTRATION OF CREDIT RISK

     Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed and collateral is generally not required.

9. INVENTORIES

     Inventories consist of:

                                                                       1996        1995
                                                                      -------     -------
                                                                          (DOLLARS IN
                                                                          THOUSANDS)
     Raw Materials..................................................  $ 8,789     $ 7,111
     Work-in-process................................................      352         753
     Finished goods.................................................    2,542       6,646
                                                                      -------     -------
                                                                      $11,683     $14,510
                                                                      =======     =======

     At June 30, 1996, some portion of the Company's inventory was in excess of its planned requirements based upon forecasted level of sales for the fiscal year 1997. Accordingly, the Company has recorded a provision for inventory reserves to reduce the value of the inventory to its estimated net realizable value. There can be no assurance that the amounts the Company will ultimately realize from the disposition of this inventory will not differ materially from the reported amounts.

10. PROPERTY, PLANT AND EQUIPMENT AND OTHER LONG-TERM ASSETS

     Property, plant and equipment consists of:

                                                                       1996        1995
                                                                      -------     -------
                                                                          (DOLLARS IN
                                                                          THOUSANDS)
     Land...........................................................  $ 2,449     $ 5,346
     Buildings......................................................    3,015      17,158
     Machinery and equipment........................................   55,202      53,636
                                                                      -------     -------
                                                                       60,666      76,140
     Less: Accumulated depreciation.................................  (44,213)    (37,573)
                                                                      -------     -------
                                                                      $16,453     $38,567
                                                                      =======     =======

     For the years ended June 30, 1996, 1995 and 1994, depreciation and amortization expense for property plant and equipment amounted to $9,254,000, $10,641,000 and $11,685,000, respectively.

     On March 20, 1996, the Company completed the sale of its Tinton Falls, New Jersey facility. The net proceeds from this transaction amounted to approximately $2.3 million. During the quarter ended September 30, 1995, the Company recorded a non-recurring charge of $1.7 million to adjust the book value of this facility to its estimated fair value of $2.3 million. Upon completion of this transaction, the Company made a

                        CONCURRENT COMPUTER CORPORATION
mandatory prepayment of $1.7 million (75% of the net proceeds) related to the Old Term Loan, of which 50% was applied to the next six scheduled monthly principal payments and 50% was applied to the final maturity payment.

     During the quarter ended June 30, 1996, in connection with the Acquisition and the resulting planned disposition of the Company's Oceanport, New Jersey facility, the book value of land and building related to this facility was written down by $6,805,000 to its estimated fair value of $4,700,000 and classified as a facility held for disposal. While the estimated fair value at June 30, 1996 was based upon a valuation by independent appraisers, there have been limited recent sales of comparable properties to consider in preparing such valuation. The $6,805,000 write down was included in the provision for restructuring recorded in the quarter ended June 30, 1996 (see Note 4).

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of:

                                                                          1996      1995
                                                                         -------   -------
                                                                            (DOLLARS IN
                                                                            THOUSANDS)
    Accounts payable -- trade..........................................  $ 9,453   $11,023
    Accrued payroll, vacation and other employee expenses..............    7,934     8,510
    Restructuring costs................................................   12,975     2,568
    Other accrued expenses.............................................   10,276     7,184
                                                                         -------   -------
                                                                         $40,638   $29,285
                                                                         =======   =======

12. INCOME TAXES

     The domestic and foreign components of income (loss) before provision for income taxes, extraordinary gain (loss) on early extinguishment of debt, and the cumulative effect of change in accounting principles are as follows:

                                                                1996      1995       1994
                                                              --------   -------   --------
                                                                 (DOLLARS IN THOUSANDS)
    United States...........................................  $(35,588)  $(4,705)  $ (5,758)
    Foreign.................................................    (2,574)    4,399     (4,573)
                                                              --------   -------   --------
                                                              $(38,162)  $  (306)  $(10,331)
                                                              ========   =======   ========

                        CONCURRENT COMPUTER CORPORATION

     The components of the provision for income taxes are as follows:

                                                            1996         1995         1994
                                                           ------       ------       ------
                                                                (DOLLARS IN THOUSANDS)
    Current:
      Federal............................................  $   --       $   --
      Foreign............................................   1,550        1,700        1,300
      State..............................................      --           --
                                                           ------       ------       ------
              Total......................................  $1,550       $1,700       $1,300
                                                           ------       ------       ------
    Deferred:
      Federal............................................  $   --       $   --       $   --
      Foreign............................................      --           --
      State..............................................      --           --           --
                                                           ------       ------       ------
              Total......................................  $   --       $   --
                                                           ------       ------       ------
    Total................................................  $1,550       $1,700       $1,300
                                                           ======       ======       ======

     For the fiscal year ended June 30, 1995, the current provision for income taxes includes an equivalent charge of $300,000, which was fully offset in capital in excess of par value due to the utilization of tax loss carryforwards which originated prior to the Company's quasi-reorganization, effected on December 31, 1991.

     A reconciliation of the Federal statutory tax provision to the Company's provision for income taxes is as follows:

                                                                1996      1995       1994
                                                              --------   -------   --------
                                                                 (DOLLARS IN THOUSANDS)
    Income (loss) before provision for income taxes,
      extraordinary gain (loss) and cumulative effect of
      change in accounting principles.......................  $(38,162)  $  (306)  $(10,331)
                                                              --------   -------   --------
    Tax at Federal statutory rate...........................   (12,975)     (104)    (3,513)
    U.S. Federal and non U.S. net operating losses for which
      no tax benefit was recorded...........................    12,074     2,890      4,466
    Difference between U.S. and non U.S. income tax rates...        70    (1,146)        10
    Tax benefit related to permanent differences............        --        --
    State income tax........................................        --        --
    Other...................................................     2,381        60        337
                                                              --------   -------   --------
    Provision for income taxes..............................  $  1,550   $ 1,700   $  1,300
                                                              ========   =======   ========

                        CONCURRENT COMPUTER CORPORATION

     As of June 30, 1996 and 1995, the Company's deferred tax assets were comprised of the following:

                                                                       JUNE 30,   JUNE 30,
                                                                         1996       1995
                                                                       --------   --------
                                                                           (DOLLARS IN
                                                                           THOUSANDS)
    Gross deferred tax assets related to:
      Net operating loss carryforwards...............................  $ 40,657   $ 37,740
      Accumulated depreciation.......................................     7,579      3,737
      Restructuring reserves.........................................     7,833      3,253
      Inventory reserves.............................................     5,609      3,300
      Accrued compensation...........................................       496        931
      Post-retirement benefits.......................................       844        928
      Other..........................................................     1,879      2,426
                                                                       --------   --------
      Total Gross deferred tax assets................................    64,897     52,315
    Valuation Allowance..............................................   (64,897)   (52,315)
                                                                       --------   --------
    Net deferred tax assets..........................................  $      0   $      0
                                                                       ========   ========

     During fiscal year 1994, the deferred tax liability related to the Company's Subordinated Debt was reversed upon the early extinguishment of such debt. In connection with this reversal, the Company recorded a corresponding increase to its deferred tax asset valuation allowance.

     Any future benefits attributable to the net operating loss carryforwards which originated prior to the Company's quasi-reorganization are accounted for through adjustments to capital in excess of par value. Under Section 382 of the Internal Revenue Code, future benefits attributable to the net operating loss carryforwards and tax credits which originated prior to the quasi-reorganization are limited to approximately $1.3 million per year and those which originated subsequent to the Company's quasi-reorganization through the date of the 1993 Refinancing are limited to approximately $0.3 million per year. The Company's net operating loss carryforwards begin to expire in 2004. As of June 30, 1996, after giving effect to the aforementioned Internal Revenue Code limitation, the Company has remaining utilizable net operating loss carryforwards of approximately $119.5 million for income tax purposes. Approximately $61 million of these net operating loss carryforwards originated prior to the Company's quasi-reorganization, effected on December 31, 1991. In addition, approximately $9 million of these net operating loss carryforwards originated subsequent to the Company's quasi-reorganization through the date of the 1993 Refinancing.

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

                        CONCURRENT COMPUTER CORPORATION

13. GEOGRAPHIC INFORMATION

     Below is a summary of the Company's 1996, 1995 and 1994 financial data by geographic area.

                                                                   1996       1995       1994
                                                                 --------   --------   --------
                                                                     (DOLLARS IN THOUSANDS)
Net Sales:
  United States................................................  $ 43,119   $ 75,362   $106,256
  Intercompany.................................................    10,065     15,265     17,241
                                                                 --------   --------   --------
                                                                   53,184     90,627    123,497
                                                                 --------   --------   --------
  Europe.......................................................    27,668     39,431     43,807
  Intercompany.................................................       141        127         38
                                                                 --------   --------   --------
                                                                   27,809     39,558     43,845
                                                                 --------   --------   --------
  Asia/Pacific.................................................    12,554     14,100     14,380
  Japan........................................................    10,410      7,818     11,759
  Other........................................................     2,049      3,433      2,829
                                                                 --------   --------   --------
                                                                  106,006    155,536     28,968
  Eliminations.................................................   (10,206)   (15,392)   (17,279)
                                                                 --------   --------   --------
          Total................................................  $ 95,800   $140,144   $179,031
                                                                 ========   ========   ========
Operating income (loss):
  United States................................................  $(15,167)  $ (2,398)  $ (3,836)
  Europe.......................................................   (18,583)     4,602     (2,432)
  Asia/Pacific.................................................     3,457      3,809      2,010
  Japan........................................................      (388)    (1,792)      (103)
  Other........................................................       441        863        853
  General corporate expenses...................................    (1,943)    (2,741)    (2,976)
  Eliminations.................................................      (687)      (261)      (509)
                                                                 --------   --------   --------
          Total................................................  $(32,870)  $  2,082   $ (6,993)
                                                                 ========   ========   ========

                                                                             1996       1995
                                                                           --------   --------
                                                                               (DOLLARS IN
                                                                               THOUSANDS)
Identifiable assets:
  United States..........................................................  $ 91,674   $106,510
  Europe.................................................................    24,520     24,493
  Asia/Pacific...........................................................    10,736      7,441
  Japan..................................................................     8,467     11,559
  Other..................................................................     2,438      1,807
  Corporate..............................................................    11,927      5,489
  Eliminations...........................................................   (69,548)   (58,940)
                                                                           --------   --------
          Total..........................................................  $ 80,214   $ 98,359
                                                                           ========   ========

     Intercompany transfers between geographic areas are accounted for at prices similar to those available to comparable unaffiliated customers. Sales to unaffiliated customers outside the U.S., including U.S. export sales, were $54,236,000, $66,913,000 and $73,893,000 for the years ended June 30, 1996, 1995 and 1994, respectively, which amounts represented 57%, 48%, and 41% of total sales for the respective years.

     Sales to the U.S. Government and its agencies amounted to approximately $21,750,000, $39,200,000 and $54,750,000, respectively, for the years ended June
30, 1996, 1995 and 1994, and represented 23%, 28% and 31% of total sales for the respective years. The Company's revenues are derived from various customer sources including Unisys Corp., the prime contractor under the U.S. Department of Commerce's Next Generation

                        CONCURRENT COMPUTER CORPORATION

Radar (NEXRAD) program and the U.S. Department of Commerce under the NEXRAD program. Sales to Unisys Corp. amounted to $732,253, $7,473,000 and $22,245,000, respectively, for the years ended June 30, 1996, 1995 and 1994, which amounts represented less than 1%, 5% and 12%, respectively, of total revenues.

14. RETIREMENT BENEFITS

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

     The Company's annual and matching contributions under this plan are as follows:

                                                                      1996   1995    1994
                                                                      ----   ----   ------
                                                                          (DOLLARS IN
                                                                           THOUSANDS)
    Annual contribution in common stock.............................  $326   $518   $  767
    Matching contribution...........................................   147    251      333
                                                                      ----   ----   ------
              Total.................................................  $473   $769   $1,100
                                                                      ====   ====   ======

     The Company's annual contribution under this Plan for the year ended June 30, 1995 was funded in common stock of the Company during the quarter ended September 30, 1995.

     Certain foreign subsidiaries of the Company maintain pension plans for their employees which conform to the common practice in their respective countries. The pension expense related to these plans amounted to $263,000, $381,000 and $213,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

     The Company's net pension expense (income) for the years ended June 30, 1996, 1995 and 1994 consists of the following components:

                                                                 1996      1995      1994
                                                                 -----     -----     -----
                                                                  (DOLLARS IN THOUSANDS)
    Service cost...............................................  $ 449     $ 645     $ 522
    Interest cost..............................................    720       653       546
    Return on plan assets......................................   (752)     (661)     (707)
    Net amortization and deferral..............................   (154)     (256)     (148)
                                                                 -----     -----     -----
                                                                 $ 263     $ 381     $ 213
                                                                 =====     =====     =====

     The funded status of the Company's international pension plans at June 30, 1996 and 1995 was as follows:

                                                                         1996        1995
                                                                        -------     ------
                                                                           (DOLLARS IN
                                                                            THOUSANDS)
    Actuarial present value of benefit obligations:
    Vested benefit obligation.........................................  $ 7,751     $7,624
    Accumulated benefit obligation....................................    7,887      7,783
    Projected benefit obligation......................................    9,556      9,288
    Plan assets at fair value.........................................   11,097      9,531
                                                                        -------     ------
    Plan assets in excess of projected benefit obligation.............    1,541        243
    Unrecognized net asset at transition..............................     (346)      (418)
    Unrecognized net gain.............................................   (2,112)      (806)
                                                                        -------     ------
    Accrued pension liability.........................................  $  (917)    $ (981)
                                                                        =======     ======

                        CONCURRENT COMPUTER CORPORATION

     In determining the present value of benefit obligations and the expected return on plan assets for the Company's foreign pension plans, the following assumptions were used for the years ended June 30, 1996, 1995 and 1994:

                                                      1996           1995           1994
                                                  ------------   ------------   -------------
    Discount rate...............................  6.5% to 9.0%   6.0% to 9.0%    6.0% to 9.0%
    Rate of increase in future compensation
      levels....................................  3.5% to 7.0%   4.0% to 7.0%    4.0% to 6.0%
    Expected long-term rate of return...........  7.0% to 9.0%   7.0% to 9.0%   7.0% to 10.0%

     Plan assets are comprised primarily of investments in managed funds consisting of common stock, money market and real estate investments.

15. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

     The unfunded status of the plan at June 30, 1996 and 1995 was as follows:

     Accumulated Postretirement Benefit Obligation:

                                                                        JUNE 30,     JUNE 30,
                                                                          1996         1995
                                                                        --------     --------
                                                                             (DOLLARS IN
                                                                             THOUSANDS)
    Active Ineligible Plan Participants...............................   $  458       $  790
    Active Eligible Plan Participants.................................      329          521
    Retirees and Dependents...........................................    1,219        1,275
                                                                        --------     --------
              Total accumulated postretirement benefit obligation.....    2,006        2,586
    Unrecognized net gain.............................................      495          144
                                                                        --------     --------
    Accrued postretirement benefit obligation.........................   $2,501       $2,730
                                                                         ======       ======

                        CONCURRENT COMPUTER CORPORATION

     The Company's net periodic postretirement benefit expense (income) for the years ended June 30, 1996, 1995 and 1994 consist of the following components:

                                                                     1996    1995    1994
                                                                     -----   -----   -----
                                                                          (DOLLARS IN
                                                                          THOUSANDS)
    Service cost...................................................  $  92   $ 116   $ 188
    Interest cost..................................................    186     209     238
    Return on plan assets..........................................     --      --      --
    Curtailment gain...............................................   (299)   (422)   (300)
                                                                     -----   -----   -----
                                                                     $ (21)  $ (97)  $ 126
                                                                     =====   =====   =====

     During the years ended June 30, 1996, 1995 and 1994, the Company recorded a curtailment gain of $299,000, $422,000 and $300,000, respectively as a result of the reduction in work force in connection with several restructuring initiatives undertaken by the Company.

     In determining the accumulated postretirement benefit obligation for the year ended June 30, 1996, the assumed weighted discount rate was 7.75% and the assumed rate of increase in compensation was 5.0%. For the years ended June 30, 1995 and 1994, the assumed weighted average discount rate was 7.5% and the assumed rate of increase in compensation was 5.0%.

     Assumed health care cost increases, estimated to be 7% for the fiscal year 1997, decline at a rate of approximately 0.5% per year to the ultimate trend rate of 5.0% in the year 2001. Notwithstanding the above, a 1% increase in the health care cost trend rate would not have an effect on the accumulated postretirement benefit obligation since the plan provides that the Company's future costs will be capped at the 1993 level.

     As a result of the Acquisition, the Company has made a decision to terminate the benefits offered under the medical and life insurance plan for retirees. The Company will offer continued coverage through COBRA programs. Although the Company has not assessed the full impact of the plan termination, a curtailment gain is expected to result during the first quarter of fiscal year 1997.

16. EMPLOYEE STOCK PLANS

     The Company has a Stock Option Plan providing for the grant of incentive stock options to employees and non-qualified stock options (NSOs) to employees, non-employee directors and consultants. The Stock Option Plan is administered by the Stock Award Committee comprised of members of the Compensation Committee of the Board of Directors or the Board of Directors, as the case may be. Under the plan, the Stock Award Committee may award, in addition to stock options, shares of Common Stock on a restricted basis. The plan also specifically provides for stock appreciation rights and authorizes the Stock Award Committee to provide, either at the time of the grant of an option or otherwise, that the option may be cashed out upon terms and conditions to be determined by the Committee or the Board. Only stock options, which for the most part contain limited stock appreciation rights in connection with a change of control followed by certain subsequent events, have been granted under the plan. The plan terminates on January 31, 2002. Stockholders have approved the issuance of up to 9,000,000 options under the plan.

                        CONCURRENT COMPUTER CORPORATION

     Changes in options outstanding under the plan during the years ended June 30, 1994, 1995 and 1996 are as follows:

                                                         NUMBER OF
                                                          OPTIONS           PRICE PER OPTION
                                                         ----------         ----------------
    Outstanding at June 30, 1993.......................   1,703,191         $ .10   - $58.75
      Granted..........................................   1,787,596         $1.63   - $ 3.31
      Exercised........................................        (283)        $1.88   - $ 2.13
      Canceled.........................................    (697,663)        $1.88   - $58.75
                                                         ----------         ----------------
    Outstanding at June 30, 1994.......................   2,792,841         $ .10   - $56.25
      Granted..........................................   3,128,942         $ .875  - $ 2.12
      Exercised........................................          --                       --
      Canceled.........................................  (2,685,080)        $1.63   - $45.00
                                                         ----------         ----------------
    Outstanding at June 30, 1995.......................   3,236,703         $ .10   - $56.25
      Granted..........................................   3,815,675         $1.56   - $ 2.10
      Exercised........................................    (324,596)        $ .87   - $ 2.12
      Canceled.........................................    (457,356)        $ .87   - $51.25
                                                         ----------         ----------------
    Outstanding at June 30, 1996.......................   6,270,426         $ .10   - $56.25
                                                          =========         ==============

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

     Options with respect to 2,620,077 shares of common stock, with an average exercise price of $1.70, were exercisable at June 30, 1996.

     The Company has an Employee Stock Purchase Plan (the "Purchase Plan") pursuant to which the Company is authorized to grant rights to employees to purchase up to an aggregate of 1,000,000 shares of common stock in a series of offerings, each of which generally lasts six to twelve months. Unless extended by the stockholders, the Purchase Plan expires December 31, 1997. Substantially all employees are eligible to participate in the Purchase Plan. The purchase price of shares of common stock is limited to the lesser of 85% of the fair market value of the common stock on the commencement of the offering and the last day of the offering. As of June 30, 1996, the Company had issued 432,478 shares and had 567,522 shares of common stock available for issuance pursuant to the Purchase Plan.

17. RIGHTS PLAN

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

                        CONCURRENT COMPUTER CORPORATION

     Under certain circumstances following satisfaction of third party ownership tests of the Company's voting stock, upon exercise, each holder of a right would be able to receive common stock of the Company or its equivalent, or common stock of the acquiring entity, in each case having a value of two times the exercise price of the right. The rights will expire on August 14, 2002 unless earlier exercised or redeemed, or earlier termination of the plan.

     The adoption of the plan reinstated a similar rights plan put in place in July 1989, which was terminated in connection with the recapitalization of the Company in November 1991 to avoid its inadvertent trigger.

18. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of quarterly financial results for the years ended June 30, 1996 and 1995:

                                                               THREE MONTHS ENDED
                                             ------------------------------------------------------
                                             SEPTEMBER 30,    DECEMBER 31,    MARCH 31,    JUNE 30,
                                                 1995             1995          1996         1996
                                             -------------    ------------    ---------    --------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    1996
    Net sales..............................     $26,452         $ 24,483       $26,173     $ 18,692
    Gross margin...........................     $11,205         $ 10,587       $10,890     $  2,583
    Net income (loss)(a)...................     $(3,632)        $ (2,557)      $   533     $(34,056)
    Net income (loss) per share............     $ (0.12)        $  (0.08)      $  0.02     $  (1.11)

- ---------------

(a) Net income/(loss) for the three months ended December 31, 1995 and June 30, 1996 reflect a provision for restructuring of $1.3 and $23.2 million, respectively. Net income for the three months ended September 30, 1995 reflects a non-recurring charge of $1.7 million to reduce the carrying amount of certain assets held for sale. Net income for the three months ended June 30, 1996 reflects a provision for inventory reserves of $2.6 million.

                                                                THREE MONTHS ENDED
                                              ------------------------------------------------------
                                              SEPTEMBER 30,    DECEMBER 31,    MARCH 31,    JUNE 30,
                                                  1994             1994          1995         1995
                                              -------------    ------------    ---------    --------
    1995
    Net sales...............................     $41,508         $ 37,786       $30,344     $ 30,506
    Gross margin............................     $18,777         $ 17,286       $11,384     $ 13,220
    Net income (loss)(a)....................     $ 1,674         $  1,040       $(4,985)    $    265
    Net income (loss) per share.............     $  0.06         $   0.03       $ (0.17)    $   0.01

- ---------------

(a) Net income/(loss) for the three months ended March 31, and June 30, 1995 reflect a provision for restructuring of $2.7 and $0.5 million, respectively. Net income for the three months ended December 31, 1995 reflects a sales and use tax credit of $1.0 million. Net income for the three months ended June 30, 1995 reflects a provision for inventory reserves of $0.9 million.

19. COMMITMENTS AND CONTINGENCIES

     The Company leases certain sales and service offices, warehousing, and equipment. The leases expire at various dates through 2001 and generally provide for the payment of taxes, insurance and maintenance costs. Additionally, certain leases contain escalation clauses which provide for increased rents resulting from the pass through of increases in operating costs, property taxes and consumer price indexes.

     At June 30, 1996, future minimum payments under noncancelable operating leases for the fiscal years ending June 30 of each year are as follows:

                        CONCURRENT COMPUTER CORPORATION

                                                                   (DOLLARS IN THOUSANDS)
          1997...................................................          $3,641
          1998...................................................           1,974
          1999...................................................             781
          2000...................................................             549
          2001 and thereafter....................................             687
                                                                           ------
                                                                           $7,632
                                                                           ======

     Rent expense amounted to $4,871,000, $6,686,000, and $8,369,000 for the years ended June 30, 1996, 1995 and 1994, respectively.

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

     The Company has entered into employment agreements with its executive officers. In the event an executive officer is terminated directly by the Company without cause or in certain circumstances constructively by the Company, the terminated officer will be paid severance compensation for a one-year period (a two-year period in the case of the Chief Executive Officer) in an annualized amount equal to the respective officer's annual salary then in effect plus an amount equal to the then most recent annual bonus paid or, if determined, payable, to such officer. At June 30, 1996, the maximum contingent liability under these agreements is approximately $1.6 million. The Company's employment agreements with its executive officers contain certain offset provisions, as defined in their respective agreements.

20. SUBSEQUENT EVENT

     On September 27, 1996, the Company entered into a Purchase and Sale Agreement providing for the sale/leaseback of its Oceanport, New Jersey facility. The transaction is contingent upon the buyer's ability to lease approximately 100,000 square feet of the 280,000 square foot building. The transaction is expected to close during the quarter ending December 31, 1996. The $5.0 million sales price will be reduced by estimated selling costs of approximately $0.3 million. In accordance with the terms of the agreement under the New Term Loan, the Company is required to prepay the New Term Loan in an amount equal to 75% of the net proceeds. Accordingly, the net proceeds will be applied to the remaining outstanding balance of the New Term Loan (approximately $3.5 million). The remainder of the net proceeds will be then available for working capital purposes. However, there can be no assurance that the transaction will be completed as contemplated.

     On September 13, 1996, the Company entered into a working capital management agreement and a margin loan with an investment bank, which provides the Company with borrowing availability up to 30% of the value of the Company's CyberGuard common stock holdings.

     As a result of the Acquisition, the Company has made a decision to terminate the benefits offered under the medical and life insurance plan for retirees. The Company will offer continued coverage through COBRA programs. Although the Company has not assessed the full impact of the plan termination, a curtailment gain is expected to result during the first quarter of fiscal year 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     During fiscal year 1996, the Company continued to experience a decline in net sales. In addition, operating income and cash flow from operations declined from the previous fiscal year. Accordingly, the Company continued to closely manage its resources and, in order to enhance its competitive position and improve cash flow, on June 27, 1996, the Company acquired the Real-Time Division of Harris Computer Systems Corporation ("HCSC"), along with 683,178 shares of newly issued shares of HCSC, which was renamed CyberGuard Corporation, in exchange for 10,000,000 shares of Concurrent common stock, 1,000,000 shares of convertible exchangeable preferred stock of Concurrent with a 9% cumulative annual dividend payable quarterly in arrears and a mandatory redemption value of $6,263,000 and the assumption of certain liabilities relating to the HCSC Real-Time Division (the "Acquisition"). The aggregate purchase price of this acquisition was approximately $18.7 million. The Acquisition has been accounted for as a purchase effective June 30, 1996. Also during fiscal year 1996, to enhance its liquidity, the Company completed the sale of its Tinton Falls, New Jersey building and renegotiated its domestic credit facility.

     The Acquisition offers a number of significant strategic and financial benefits to Concurrent, including: an enhanced competitive position through the combination of the best technologies of the two businesses; a larger and more diverse market coverage; and, significant cost savings primarily obtained through headcount reductions, as well as facilities cost reductions through the integration of corporate management and administrative functions, the consolidation of production and research and development facilities and the consolidation of sales and service offices. Obtaining these benefits presents significant management challenges. There can be no assurance that benefits will be fully realized, or realized within the time periods contemplated. The Acquisition and related business integration and consolidation is expected to improve Concurrent's liquidity through improved operating performance, additional borrowing availability and the planned disposition of its Oceanport, New Jersey facility. The Company may also utilize its CyberGuard common stock holdings as an additional source of liquidity if needed. The Company believes that it will be able to fund the costs of the Acquisition, as well as its fiscal year 1997 operations, through its operating results, existing financing facilities and the planned disposition of its Oceanport, New Jersey facility.

     The decline in total revenue during fiscal year 1996 reflects the anticipated continued decline in proprietary computer systems sales, primarily related to the revenue decline in the United States attributable to reduced shipments under the U.S. Department of Commerce's Next Generation Weather Radar program, and the decline in service revenue, along with the negative impact of the prolonged Acquisition process. During fiscal year 1996, revenues from international markets exceeded those of North America, continuing the trend from the second half of fiscal year 1995. Also in fiscal year 1996, service revenue exceeded computer system revenue. Prior to fiscal year 1996, computer system revenue exceeded service revenue.

     The Company is focused on the consolidation of the operations of the HCSC Real-Time business and Concurrent. The consolidation of research and development efforts has resulted in a single line of products ranging from a software-only product to an eight-way, multiprocessing computer, all running the Company's real-time UNIX operating system Power-Max, which combines the best features of Concurrent's and HCSC's technologies. The Company will use these products to exploit its three core markets (simulation, data acquisition, instrumentation and process control) and its two new markets (interactive real-time and telecommunications). See Markets in the BUSINESS section for further discussion regarding the Company's markets. The Company believes that the unified focus of the combined company, as well as the increased and enhanced product line, will effect a turnaround of the declining trend in product revenue experienced over the past few years.

     The Company anticipates improvements in gross margin resulting from increased volume due to the acquisition of the HCSC Real-Time business, improved market focus and cost reductions and efficiencies gained by the closing of its Cork, Ireland operation and the scale-down of its New Jersey manufacturing operations from approximately 280,000 square feet to no more than 40,000 square feet.

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

                                                                  1996        1995        1994*
                                                                  -----       -----       -----
Net sales:
  Computer systems..............................................   44.3%       51.4%       56.0%
  Service and other.............................................   55.7        48.6        44.0
                                                                  -----       -----       -----
          Total net sales.......................................  100.0       100.0       100.0
Cost of sales (% of respective sales category):
  Computer systems..............................................   64.8        53.6        54.3
  Service and other.............................................   61.9        60.0        61.6
                                                                  -----       -----       -----
          Total cost of sales...................................   63.2        56.7        57.5
Gross margin....................................................   36.8        43.3        42.5
Operating expenses:
  Research and development......................................   14.4        13.9        13.3
  Selling, general and administrative...........................   31.1        26.3        27.2
  Provision for restructuring...................................   25.5         2.3         6.7
  Sales and use tax credit......................................     --        (0.7)       (0.8)
                                                                  -----       -----       -----
          Total operating expenses..............................   71.1        41.8        46.4
                                                                  -----       -----       -----
Operating income (loss).........................................  (34.3)        1.5        (3.9)
Interest expense................................................   (2.4)       (1.9)       (1.9)
Interest income.................................................    0.2         0.4         0.3
Other non-recurring charge......................................   (1.7)       (0.7)         --
Other income (expense) -- net...................................   (1.6)        0.5        (0.3)
                                                                  -----       -----       -----
Loss before provision for income taxes, extraordinary loss and
  cumulative effect of change in accounting principles..........  (39.8)       (0.2)       (5.8)
Provision for income taxes......................................    1.6         1.2         0.7
                                                                  -----       -----       -----
Loss before extraordinary loss and cumulative effect of change
  in accounting principles(a)...................................  (41.4)%      (1.4)%      (6.5)%
                                                                  =====       =====       =====

- ---------------

          *
    Reclassified to conform to current year presentation.
(a) The percentage for the year ended June 30, 1994 excludes a $23.2 million extraordinary loss on early extinguishment of debt and a $5.0 million non-cash charge for the cumulative effect of change in accounting principles.

RESULTS OF OPERATIONS

  Fiscal Year 1996 in Comparison to Fiscal Year 1995

     Net Sales

     Net sales for fiscal year 1996 were $95.8 million, a decrease of $44.3 million from fiscal year 1995, partially reflecting the prolonged acquisition process. The sales decline was comprised of a decrease of $29.6 million, or 41.1%, in computer systems sales and a decrease of $14.7 million, or 21.6%, in service and other revenues. The decrease in computer system sales was primarily due to reduced shipments under the U.S. Department of Commerce's Next Generation Weather Radar (NEXRAD) program and reduced sales of open systems. The decline in sales of open systems is attributable to a decline in North America business, which was partially offset by an ongoing increase in international business. The decrease in sales is also attributable to the protracted nature of the Acquisition which created instability in the Company's sales force. The decrease in service and other revenues was primarily due to the decline in computer system sales experienced in prior periods which resulted in fewer maintenance contracts and a decline in renewal rates on maturing contracts partially offset by approximately $0.3 million related to the impact of favorable foreign exchange rates.

     Gross Margin

     Gross Margin, as measured in dollars and as a percentage of net sales, was $35.3 million and 36.8%, respectively, for fiscal year 1996 compared to $60.7 million and 43.3%, respectively, for fiscal year 1995. The decrease in gross margin dollars and percentage was primarily due to the aforementioned decline in net sales partially offset by cost savings resulting from the operational restructurings implemented during fiscal year 1995 and fiscal year 1996. Included in fiscal year 1996 cost of sales is a $4.5 million charge, reflecting the impact of consolidated product lines and a substantial portion of the Company's manufacturing operations, comprised of $2.6 million for excess inventory attributable to a shift in product focus, $0.6 million for the write-off of customer support inventory and $1.3 million for consolidation of its manufacturing and customer support operations.

     Operating Income (loss)

     Operating loss for fiscal year 1996 was $32.9 million compared to operating income of $2.1 million for fiscal year 1995. The $35.0 million decrease in operating income was due to the aforementioned $25.4 million decrease in gross margin, a $21.3 million increase in the provision for restructuring (a $24.5 million provision for restructuring in the current year offset by a $3.2 million provision for restructuring in the prior year) and a $1.0 million reduction in the sales and use tax credit, partially offset by the $12.7 million decrease in operating expenses. The sales and use tax credit in the prior period relates to a change in the estimate of state sales and use tax reserves based on a final state audit determination.

     The $12.7 million decrease in operating expenses was primarily due to a $7.1 million decrease in selling, general and administrative expenses and a $5.6 million decrease in net research and development expenses. The $5.6 million decrease in net research and development expenses reflects a $5.7 million decrease in gross research and development expenses partially as compared to a $0.1 million decrease in the amount of software production costs which were capitalized during the period. The decrease in selling, general and administrative and gross research and development expenses is primarily due to cost savings resulting from the operational restructurings implemented during fiscal year 1995 and fiscal year 1996.

    Income (Loss) Before Extraordinary Gain (Loss) and Cumulative Effect of Change in Accounting Principles

     Loss before extraordinary loss and cumulative effect of change in accounting principles was $39.7 million for fiscal year 1996 compared to a loss of $2.0 million for fiscal year 1995. The $37.7 million change results from the $35.0 million decrease in operating income and a $2.7 million net increase in non-operating expenses. The increase in non-operating expenses was primarily due to a $2.2 million increase in other expenses, a $0.3 million decrease in interest income, and a $0.7 million increase in other non-recurring charges partially offset by a $0.3 million reduction in interest expense and a $0.2 million decrease in the provision for income taxes. The $1.7 million other non-recurring charge incurred in the current year and the $1.0 million charge from the previous year was a result of an adjustment of the carrying value to its estimated fair value based on current market conditions of the Company's Tinton Falls, New Jersey facilities, respectively. The decrease in the provision for income taxes relates primarily to international operations.

  Fiscal Year 1995 in Comparison to Fiscal Year 1994

     Net Sales

     Net sales for fiscal year 1995 were $140.1 million, a decrease of $38.9 million from fiscal year 1994. This decrease was due to a decrease of $28.2 million, or 28.1%, in computer systems sales and a decrease of $10.7 million, or 13.5%, in service and other revenues. The decrease in computer system sales was primarily due to the anticipated decline in sales of proprietary systems and reduced shipments under the U.S. Department of

Commerce's Next Generation Weather Radar (NEXRAD) program. Although sales of open systems remained constant, sales of the Company's MAXION open systems increased while sales of other open systems declined. The decrease in service and other revenues was primarily due to the decline in computer system sales experienced in prior periods which resulted in fewer maintenance contracts and a decline in renewal rates on maturing contracts partially offset by approximately $0.3 million related to the impact of favorable foreign exchange rates.

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

    Income (Loss) Before Extraordinary Gain (Loss) and Cumulative Effect of Change in Accounting Principles

     Loss before extraordinary loss and cumulative effect of change in accounting principles was $2.0 million for fiscal year 1995 compared to a loss of $11.6 million for fiscal year 1994. The $9.6 million change results from the $9.1 million increase in operating income and a $0.5 million net decrease in non-operating expenses. The decrease in nonoperating expenses was primarily due to a $0.8 million decrease in interest expense resulting from the reduction of the Company's indebtedness, a $0.6 million increase in income related to minority interest and a $0.5 million decrease in foreign exchange losses partially offset by a $1.0 million other non-recurring charge incurred in the current year period and a $0.4 million increase in the provision for income taxes. The $1.0 million other non-recurring charge incurred in the current year was a result of an adjustment of the carrying value of the Company's Tinton Falls, New Jersey facility to its net realizable value based on current market conditions. The increase in the provision for income taxes relates primarily to international operations.

  Financial Resources and Liquidity

     The Acquisition and related business integration and consolidation is expected to improve Concurrent's liquidity through improved operating performance, additional borrowing availability and the planned disposition of its Oceanport, New Jersey facility. The Company may also utilize its CyberGuard common stock holdings as an additional source of liquidity if needed. Concurrent's liquidity is dependent on many factors, including sales volume, operating profit ratio, debt service and the efficiency of asset use and turnover. The future liquidity of Concurrent depends to a significant extent on (i) the actual versus anticipated decline in sales of proprietary systems and service maintenance revenue; (ii) revenue growth from open systems; (iii) both the related costs and the length of time to realize the anticipated benefits from the combination of the real-time businesses of Concurrent and HCSC; and (iv) ongoing cost control actions. Liquidity will also be affected by: (i) timing of shipments which predominately occur during the last month of the quarter; (ii) the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles and which receivables are not included in Concurrent's borrowing base under its revolving credit facility; (iii) the sales level in the United States where related accounts receivable are included in the borrowing base of Concurrent's revolving credit facility; and (iv) the number of countries in which Concurrent will operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit for office leases. The Company believes that it will be able to fund the acquisition costs, as well as fiscal year 1997 operations, through its operating results, existing financing facilities and the planned disposition of its Oceanport, New Jersey facility. There is no assurance that the Company's plans will be achieved.

     On June 28, 1996, the Company entered into a new agreement providing for a $19.9 million credit facility which matures August 1, 1999. The facility includes a $7.2 million term loan (the "New Term Loan") and a $12.7 million revolving credit facility (the "New Revolver"). The New Revolver represents a $4.7 million increase to the maximum revolver amount, subject to certain restrictions. In addition, the Company can borrow up to $3.0 million in standby letters of credit (the LOC's) in connection with overseas lines of credit. These LOC's mature on July 31, 1997, at which time the Company must extend the expiration date of the LOC's to August 1, 1999 or obtain alternative financing or guaranties in lieu thereof.

     At June 30, 1996, the outstanding balances under the New Term Loan and the New Revolver were $7.2 and $5.0 million, respectively. The entire outstanding balance of the New Revolver has been classified as a current liability at June 30, 1996. Both the New Term Loan and the New Revolver bear interest at the prime rate plus 2.0%. The New Term Loan is payable in 28 monthly installments of approximately $139,000 each, commencing October 1, 1996 and ending January 1, 1999, with the final balance of approximately $3.3 million payable August 1, 1999. The New Revolver may be repaid and reborrowed, subject to certain collateral requirements, at any time during the term ending August 1, 1999. The Company has pledged substantially all of its domestic assets as collateral for the New Term Loan and the New Revolver. The Company may repay the New Term Loan at any time without penalty. In the event the Company completes a sale or sale/leaseback of its Oceanport facility, the Company is required to make a prepayment of the New Term Loan up to an amount equal to 75% of the net sale proceeds. Certain early termination fees apply if the Company terminates the facility in its entirety prior to August 1, 1999.

     The Company's joint venture agreement regarding its Japanese subsidiary has been renewed through calendar year 1996. In the event such agreement is not further extended, the Company could be required to satisfy the then outstanding amount of demand notes which are guaranteed by the Company ($2,734,000 at June 30, 1996). There can be no assurance that the agreement will be extended and, in the event the agreement is not extended, that the Company may be required to extend its guarantees, or repay the demand notes and seek alternative financing. The Company expects to extend the joint venture agreement through June 30, 1998.

     As of June 30, 1996, the Company had a current ratio of 0.98 to 1, an inventory turnover ratio of 2.1 times (based on computer systems cost of sales) and net working capital of ($0.8) million. At June 30, 1996, cash and cash equivalents amounted to $3.6 million and accounts receivable amounted to $27.9 million.

     The Company recorded a $1.3 million and a $23.2 million provision for restructuring during the quarters ended December 31, 1995 and June 30, 1996, respectively. In October 1995, the Company's management approved a plan to restructure its operations. This plan provided for a reduction of approximately 55 employees worldwide and the downsizing or closing of certain office locations, representing approximately 85% and 15% of the related $1.3 million provision. In connection with the Acquisition, based on formal, approved plans, the Company recorded a $23.2 million restructuring provision. Such charge included the estimated costs related to the rationalization of facilities, workforce reductions, asset writedowns and other costs which represent approximately 44%, 28%, 26% and 2%, respectively. The rationalization of facilities includes the planned disposition of the Company's Oceanport, New Jersey facility, as well as the closing or downsizing of certain offices located throughout the world. The workforce reductions include the termination of approximately 200 employees worldwide, encompassing substantially all of the Company's employee groups. The asset writedowns are primarily related to the planned disposition of duplicative machinery and equipment.

     Although management believes that improvements in cash flow will result from the Acquisition and its new bank agreement, the short term prospects for the Company's liquidity are dependent to a significant degree upon the level and stability of revenue from sales and service of its computer systems and the Company's ongoing cost control actions. The Company plans to continue to evaluate and manage its resources to anticipated revenue levels to achieve improved profitability and quarter to quarter revenue growth during fiscal year 1997. The Company believes that it will be able to meet its obligations when due through its operating results and its existing financing facilities and the planned disposition of its Oceanport, New Jersey facility. The Company may also utilize its CyberGuard common stock holdings as an additional source of liquidity if needed. However, there can be no assurance that the Company's operating and financing efforts will be achieved.

     In fiscal year 1997 the Company will adopt the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("FAS No. 123"). This standard establishes a fair value method for accounting for stock-based compensation plans based upon the fair value of stock options and similar instruments, but does not require the adoption of this preferred method. The Company intends to adopt this standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted on July 1, 1996. The adoption of this standard will not impact results of operations, financial position or cash flows.

                        CONCURRENT COMPUTER CORPORATION

                            SELECTED FINANCIAL DATA
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              YEARS ENDED JUNE 30,
                                              ----------------------------------------------------
           INCOME STATEMENT DATA                1996       1995       1994       1993       1992
- --------------------------------------------  --------   --------   --------   --------   --------
Net sales...................................  $ 95,800   $140,144   $179,031   $220,464   $221,572
Gross margin................................    35,265     60,667     76,041    104,841    104,711
Operating income (loss).....................   (32,870)     2,082     (6,993)    18,738     16,783
Income (loss) before extraordinary gain
  (loss) and cumulative effect of change in
  accounting principles.....................   (39,712)    (2,006)   (11,631)     3,869       (955)
Net income (loss)...........................  $(39,712)  $ (2,006)  $(39,824)  $  3,869   $ 60,147
Income (loss) per share:
Income (loss) before extraordinary gain
  (loss) and cumulative effect of change in
  accounting principles.....................  $  (1.30)  $  (0.07)  $  (0.41)  $   0.40   $  (0.13)
  Net income (loss).........................  $  (1.30)  $  (0.07)  $  (1.42)  $   0.40   $   8.00

                                                                   AT JUNE 30,
                                                --------------------------------------------------
              BALANCE SHEET DATA                 1996      1995       1994       1993       1992
- ----------------------------------------------  -------   -------   --------   --------   --------
Cash and short-term investments...............  $ 3,562   $ 5,728   $  9,374   $ 30,422   $ 20,611
Working capital...............................     (825)    1,865       (616)    36,673     22,742
Total assets..................................   80,214    98,359    123,170    157,086    158,136
Long-term debt................................    6,603     9,536     13,240     67,938     61,613
Redeemable preferred stock....................    5,610        --         --         --         --
Stockholders' equity..........................    7,068    35,170     35,048     18,503     14,739
Book value per share..........................  $  0.17   $  1.16   $   1.18   $   1.94   $   1.61

                                                                     SCHEDULE II

                        CONCURRENT COMPUTER CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                              BALANCE AT   CHARGED TO                            BALANCE
                                              BEGINNING    COSTS AND                     OTHER    AT END
                DESCRIPTION                    OF YEAR      EXPENSES    DEDUCTIONS        (A)    OF YEAR
- --------------------------------------------  ----------   ----------   ----------       -----   --------
Reserves and allowances deducted from asset
  accounts:
1996
Reserve for inventory obsolescence and
  shrinkage.................................    $8,544       $4,904      $ (2,597)(b)    $(174)  $ 10,677
Allowance for doubtful accounts.............     1,434          135          (155)(c)       --      1,143
1995
Reserve for inventory obsolescence and
  shrinkage.................................    $6,138       $5,037      $ (2,712)(b)    $  81   $  8,544
Allowance for doubtful accounts.............     3,405          130        (2,117)(c)       16      1,434
1994
Reserve for inventory obsolescence and
  shrinkage.................................    $3,167       $4,461      $ (1,753)(b)    $ 263   $  6,138
Allowance for doubtful accounts.............     2,173        2,114          (882)(c)       --      3,405

- ---------------

(a) Includes adjustments to the reserve account and allowance for doubtful accounts for foreign currency translation.
(b) Charges and adjustments to the reserve account primarily for inventory write offs.
(c) Charges to the reserve account for uncollectible amounts written off and credits issued during the year.