Form 10-Q
period 1996-09-30
CONCURRENT COMPUTER CORP/DE
filed 1996-11-14
CIK 749038

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 --------------


                                   FORM 10-Q


     (Mark One)

     X        Quarterly Report Pursuant to Section 13 or 15(d) of
   -----          the Securities Exchange Act of 1934


                  For the Quarter Ended September 30, 1996

                                     or

            Transition Report Pursuant to Section 13 or 15(d) of
   -----             the Securities Exchange Act of 1934

                   For the Transition Period from      to
                                                  ----     ----

                          Commission File No. 0-13150

                                 -------------

                        CONCURRENT COMPUTER CORPORATION


            Delaware                            04-2735766
     (State of Incorporation)        (I.R.S. Employer Identification No.)


            2101 West Cypress Creek Road, Ft. Lauderdale, FL  33309
                           Telephone: (954) 974-1700


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

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of November 11, 1996 were 44,757,172.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        CONCURRENT COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                        1996       1995
                                                      ---------  ---------
     Net sales
      Computer systems                                $  13,374  $  11,533
      Service and other                                  14,383     14,919
                                                      ---------  ---------
        Total                                            27,757     26,452

     Cost of sales
      Computer systems                                    7,109      6,471
      Service and other                                   7,758      8,776
      Transition                                            738          0
                                                      ---------  ---------
     Gross margin                                        12,152     11,205
                                                      ---------  ---------

     Operating expenses:
      Research and development                            3,356      3,715
      Selling, general and administrative                 7,231      7,952
      Transition                                          1,234          0
      Post-retirement benefit reversal                     (981)         0
                                                      ---------  ---------
        Total                                            10,840     11,667

     Operating income (loss)                              1,312       (462)

     Interest expense                                      (659)      (694)
     Interest income                                         52        111
     Other non-recurring charges                         (4,068)    (1,700)
     Other income (expense) - net                          (259)      (487)
                                                      ---------  ---------

     Income (loss) before provision for income taxes     (3,622)    (3,232)

     Provision for income taxes                             440        400
                                                      ---------  ---------

     Net income (loss)                                $  (4,062) $  (3,632)
                                                      =========  =========

     Net income (loss) per share                      $   (0.10) $   (0.12)




  The accompanying notes are an integral part of the consolidated financial statements.

                        CONCURRENT COMPUTER CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                   SEPT. 30,   JUNE 30,
                                                                      1996      1996
                                                                   ---------  --------
                         ASSETS
         Current assets:
             Cash and cash equivalents                             $ 4,312    $ 3,562
             Trading securities                                      5,029     10,077
             Accounts receivable - net                              26,293     27,948
             Inventories                                            13,036     11,683
             Prepaid expenses and
              other current assets                                   1,580      2,384
                                                                   -------    -------
               Total current assets                                 50,250     55,654
         Property, plant and equipment - net                        16,493     16,453
         Facilities held for disposal                                4,700      4,700
         Other long-term assets                                      2,221      3,407
                                                                   -------    -------
         Total assets                                              $73,664    $80,214
                                                                   =======    =======

                LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
           Notes payable                                           $ 5,406    $ 5,013
           Current portion of long-term debt                         1,658      1,241
           Revolving credit facility                                 4,661      5,014
           Accounts payable and accrued expenses                    37,116     40,638
           Deferred revenue                                          4,333      4,573
                                                                   -------    -------
               Total current liabilities                            53,174     56,479

         Long-term debt                                              6,085      6,603
         Other long-term liabilities                                 3,374      4,454
         Class B 9% cumulative convertible, redeemable,
             exchangeable preferred stock, mandatory redemption
             value of $6,263,000, $.01 par value per share
             1.000,000 authorized--Issued and outstanding
             1,000,000 at September 30, 1996                         5,736      5,610
         Stockholders' equity:
             Common stock                                              429        412
             Capital in excess of par value                         86,411     84,252
             Accumulated deficit after
               eliminating accumulated
               deficit of $81,826 at December 31, 1991,
               date of quasi-reorganization                        (80,802)   (76,740)
             Treasury stock                                            (58)       (58)
             Cumulative translation adjustment                        (685)      (798)
                                                                   -------    -------
               Total stockholders' equity                            5,295      7,068
                                                                   -------    -------

         Total liabilities and stockholders' equity                $73,664    $80,214
                                                                   =======    =======


   The accompanying notes are an integral part of the consolidated financial statements.

                        CONCURRENT COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                   THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                    1996       1995
                                                                                  ---------  ---------
Cash flows provided by operating activities:
  Net loss                                                                        $ (4,062)  $ (3,632)
  Adjustments to reconcile net loss
     to net cash provided by operating activities:
     Depreciation, amortization and other                                            1,160      3,068
     Provision for inventory reserves                                                  323        636
     Realized loss on sale of trading securities                                       376          0
     Unrealized loss on trading securities                                           3,698          0
     Non-cash interest and amortization
       of financing costs                                                              126         93
     Non-cash compensation expense                                                     571        519
     Other non-recurring charge                                                          0      1,700
     Decrease (increase) in current assets:
       Accounts receivable                                                           1,655        266
       Inventories                                                                  (1,043)       233
       Prepaid expenses and other current assets                                       804        246
     Decrease in current liabilities,
       other than debt obligations                                                  (3,242)    (2,935)
     Decrease (increase) in other long-term assets                                   1,186        (50)
     Decrease in other long-term liabilities                                        (1,080)      (123)
                                                                                  --------   --------
  Total adjustments to net loss                                                      4,534      3,653
                                                                                  --------   --------
Net cash provided by operating activities                                              472         21
                                                                                  --------   --------
Cash flows provided by (used by) investment activities:
  Additions to property, plant and equipment                                          (833)      (704)
  Net proceeds from sale of trading securities                                         974          0
Net cash provided by (used by) investing activities                                    141       (704)
                                                                                  --------   --------
Cash flow provided by (used by) financing activities:
  Net proceeds of notes payable                                                        393        476
  Net payments of revolving credit facility                                           (353)    (2,290)
  Repayment of long-term debt                                                         (101)      (368)
  Net proceeds from sale and
    issuance of common stock                                                            85        102
                                                                                  --------   --------
Net cash provided by (used by) financing activities                                     24     (2,080)
Effect of exchange rates on cash
  and cash equivalents                                                                 113        380
                                                                                  --------   --------
Increase (decrease) in cash and cash
  equivalents                                                                     $    750   $ (2,383)
                                                                                  ========   ========
Cash paid during the period for:
    Interest                                                                      $    500   $    400
                                                                                  ========   ========
    Income taxes (net of refunds)                                                 $    207   $    685
                                                                                  ========   ========

  The accompanying notes are an integral part of the consolidated financial statements.

                        CONCURRENT COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The foregoing financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal recurring nature.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

     The results of interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

2.   CHANGES IN ACCOUNTING POLICY

     Postretirement Benefits Other Than Pensions

     On July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS No. 106). This standard requires companies to accrue postretirement benefits throughout the employees' active service periods until they attain full eligibility for those benefits. The transition obligation (the accumulated postretirement benefit obligation at the date of adoption) may be recognized either immediately or by amortization over the longer of the average remaining service period of active employees or 20 years.

     In connection with the adoption of this standard in fiscal year 1994, the Company recorded a non-cash charge of $3.0 million representing the immediate recognition of the accumulated postretirement benefit obligation at the date of the adoption.

     As a result of the Acquisition, (as defined in Management's Discussion and Analysis of Financial Condition and Results of Operation), the Company has decided to terminate the benefits offered under the medical and life insurance plan for retirees. The Company will offer continued coverage through COBRA programs. The effective date of termination is September 16, 1996; however, a grace period was provided to the retirees and dependents through December 31, 1996. In the current quarter, a curtailment gain of approximately $1.0 million was recorded relating to the active participants. In the second quarter, Man-agement anticipates a curtailment gain for the remaining obligation of approx-imately $1.5 million less any related expenses.

     Stock-Based Compensation

     On July 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FAS No. 123). This standard establishes a fair value method for accounting for stock-based compensation plans based upon the fair value of stock options and similar instruments, but does not require the adoption of this preferred method. The adoption of this standard will not impact results of operations, financial position or cash flows.

INCOME (LOSS) PER SHARE

     Income (loss) per share for the three months ended September 30, 1996 and 1995, respectively, is based on the weighted average number of shares of common stock outstanding . The number of shares used in computing loss per share was 42,345,000 and 30,311,000 for the three months ended September 30, 1996 and 1995 respectively.

3.   INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method. The components of inventories are as follows:

     (DOLLARS IN THOUSANDS)

                       SEPT. 30,  JUNE 30,
                         1996      1996
                      ---------  --------
Raw Materials         $   8,425  $  8,789
Work-in-process           2,373       352
Finished Goods            2,238     2,542
                      ---------  --------
                      $  13,036  $ 11,683
                      =========  ========

4.   ACCUMULATED DEPRECIATION

     Accumulated depreciation for property, plant and equipment at September 30, 1996 and June 30, 1996 was $43,186,000 and $34,555,000, respectively.

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     (DOLLARS IN THOUSANDS)

                                     SEPT. 30,  JUNE 30,
                                       1996       1996
                                     ---------  --------
Accounts Payable, Trade              $  11,898  $  9,453
Accrued payroll, vacation and other
  employee expenses                      6,730     7,934
Restructuring costs                      8,727    12,975
Other accrued expenses                   9,761    10,276
                                     ---------  --------
                                     $  37,116  $ 40,638
                                     =========  ========

6.   SALE/LEASEBACK

     On September 27, 1996, the Company entered into a Purchase and Sale Agreement providing for the sale/leaseback of its Oceanport, New Jersey facility. The transaction is contingent upon the buyer's ability to lease approximately 100,000 square feet of the 280,000 square foot building. The transaction is expected to close during the December, 1996 or January, 1997 timeframe. The $5.0 million sales price will be reduced by estimated selling costs of approximately $0.3 million. In accordance with the terms of the agreement under the New Term Loan, (as defined in Management's Discussion and Analysis of Financial Condition and Results of Operations) the Company is required to prepay the New Term Loan in an amount equal to 75% of the net proceeds of the sale of the facility. Accordingly, the net proceeds will be applied to the remaining outstanding balance of the New Term Loan (approximately $3.5 million). The remainder of the net proceeds will be available for working capital purposes. However, there can be no assurance that the transaction will be completed as contemplated.

7.   PROVISION FOR RESTRUCTURING

     The Company recorded a restructuring provision of $24.5 million during the year ended June 30, 1996. This charge included the estimated costs related to the rationalization of facilities, workforce reductions, asset writedowns and other costs. During the quarter ended September 30, 1996, cash payments related to the 1996 restructuring amounted to approximately $3.9 million. Approximately $3.4 million related to employee termination costs.

     On May 5, 1992, the Company entered into an agreement with the Industrial Development Authority (IDA) in Ireland to maintain a presence in Ireland through April 30, 1998. In connection with the Acquisition, the Company has decided to close its Ireland operations. As a result, the Company may be required to pay approximately $575,000 (360,000 Irish pounds) to the IDA which is provided for in the restructuring provision. The Company is currently in negotiations with the IDA.

     During the year ended June 30, 1995 the Company recorded a provision for restructuring of $3.2 million. The provision included costs for workforce reduction, office closings or downsizings and other related costs. During the quarter ended September 30, 1996, the actual cash payments related to the 1995 restructuring amounted to approximately $83 thousand and were primarily related to office closing costs.

     During the year ended June 30, 1994, the Company recorded a provision for restructuring of $12.0 million in connection with its operational restructuring to reduce its worldwide cost structure. The provision included costs for workforce reduction, office closings or downsizings and other related costs. During the quarter ended September 30, 1996, the actual cash payments related to the 1994 restructuring amounted to approximately $23 thousand and were primarily related to office closing costs.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On June 27, 1996, the Company acquired the Real-Time Division of Harris Computer Systems Corporation ("HCSC"), along with 683,178 shares of newly issued shares of HCSC, which was renamed CyberGuard Corporation, in exchange for 10,000,000 shares of Concurrent common stock, 1,000,000 shares of convertible exchangeable preferred stock of Concurrent with a 9% cumulative annual dividend payable quarterly in arrears and a mandatory redemption value of $6,263,000 and the assumption of certain liabilities related to the HCSC Real-Time Division ("Acquisition"). The aggregate purchase price of the Acquisition was approximately $18.7 million. The Acquisition has been accounted for as a purchase effective June 30, 1996.

RESULTS OF OPERATIONS

The quarter ended September 30, 1996 compared with the quarter ended September 30, 1995.

     Net Sales. Net sales increased to $27.8 million for the quarter ended September 30, 1996 from $26.5 million in the comparable period a year ago. The Company considers its computer systems and service business to be one class of products.

     Net product sales were $13.4 million for the quarter ended September 30, 1996 as compared with $11.5 million for the quarter ended September 30, 1995. Sales of proprietary systems continue to decrease, and the selling price of open systems is significantly lower than that of proprietary products. Maintenance sales decreased from $14.9 million in the first quarter of 1995 to $14.4 million in the first quarter of 1996, continuing the decline experienced over the past years as customers move from proprietary to open systems which require less maintenance.

     Gross Margin. Gross margin as a percentage of sales increased to 43.8% in the current quarter from 42.4% for the quarter ended September 30, 1995. The increase reflects the Company's higher product sales this quarter and its continued cost improvement efforts. The current quarter was affected by $0.7 million or 2.7% of margin for transition costs associated with combining the manufacturing operations of the Company.

     Operating Income. Operating income increased $1.8 million to a profit of $1.3 million compared with a loss of $0.5 million in the quarter ended September 30, 1995. Expenses decreased $0.8 million in the current quarter compared with the quarter ended September 30, 1995, which was the net of $1.2 million transition costs resulting from the Acquisition, $1.0 million lower selling, general and administrative, and research and development costs, and the recognition of a $1.0 million gain on discontinued postretirement benefits for current employees as a result of the Acquisition.

     Net Income. Net income decreased from a loss of $3.6 million in the quarter ended September 30, 1995 to a loss of $4.1 million in the current quarter. The majority of the loss in the quarter ended September 30, 1996 is unrealized and is attributable to the revaluation of 591,678 shares of CyberGuard common stock at $8.50 per share at September 30, 1996, which were valued at $14.75 per share at June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Acquisition and related business integration and consolidation is expected to improve the Company's liquidity through improved operating performance, additional borrowing availability, and the planned disposition of its Oceanport, New Jersey facility. The Company may also utilize its CyberGuard common stock holdings as an additional source of liquidity if needed. The Company's liquidity is dependent on many factors, including sales volume, operating profit ratio, debt service and the efficiency of asset use and turnover. The future liquidity of the Company depends to a significant extent on (i) the actual versus anticipated decline in sales of proprietary systems and service maintenance revenue; (ii) revenue growth from open systems;
(iii) both the related costs and the length of time to realize the anticipated benefits from the combination of the real-time businesses of the Company and HCSC; and (iv) ongoing cost control actions. Liquidity will also be affected by: (i) timing of shipments which predominately occur during the last month of the quarter; (ii) the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles and which receivables are not included in the Company's borrowing base under its revolving credit facility; (iii) the sales level in the United States where related accounts receivable are included in the borrowing base of the Company's revolving credit facility; (iv) the number of countries in which the Company will operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases. The Company believes that it will be able to fund the acquisition costs, as well as fiscal year 1997 operations, through its operating results, existing financing facilities and the planned disposition of its Oceanport, New Jersey facility. There is no assurance that the Company's plans will be achieved.

     On June 28, 1996, the Company entered into a new agreement providing for a $19.9 million credit facility which matures August 1, 1999. The facility includes a $ 7.2 million term loan (the "New Term Loan") and a $12.7 million revolving credit facility (the "New Revolver"). The New Revolver represents a $4.7 million increase to the maximum revolver amount, subject to certain restrictions. In addition, the Company can borrow up to $3.0 million in standby letters of credit (the "LOC's") in connection with overseas lines of credit. The LOC's mature July 31, 1997 at which time the Company must extend the expiration date of the LOC's to August 1, 1999, or obtain alternative financing or guaranties in lieu thereof.

     At September 30, 1996, the outstanding balances under the New Term Loan and the New Revolver were $7.2 million and $4.7 million, respectively. The entire outstanding balance of the New Revolver has been classified as a current liability at September 30, 1996. Both the New Term Loan and the New Revolver bear interest at the prime rate plus 2.0%. The New Term Loan is payable in 28 monthly installments of approximately $139,000 each, commencing October 1, 1996 and ending January 1, 1999, with the final balance of approximately $3.3 million payable August 1, 1999. The New Revolver may be repaid and reborrowed, subject to certain collateral requirements, at any time during the term ending August 1, 1999. The Company has pledged substantially all of its domestic assets as collateral for the New Term Loan and the New Revolver. The Company may repay the New Term Loan at any time without penalty. In the event of a sale or sale/leaseback of its Oceanport facility, the Company is required to make a prepayment of the New Term Loan up to an amount equal to 75% of the net sale proceeds. Certain early termination fees apply if the Company terminates the facility in its entirety prior to August 1, 1999.

     The Company's joint venture agreement regarding its Japanese subsidiary has been renewed through calendar year 1996. In the event such agreement is not further extended, the Company could be required to satisfy the then outstanding amount of demand notes which are guaranteed by the Company ($2,694,000 at September 30, 1996). There can be no assurance that the agreement will be extended and, in the event the agreement is not extended, the Company may be required to extend its guarantees, or repay the demand notes and seek alternative financing. The Company expects to extend the joint venture agreement through June 30, 1998.

     The Company had cash and cash equivalents on hand of $4.3 million representing an increase from $3.6 million as of June 30, 1996. In addition, the Company holds 591,678 shares of CyberGuard stock, which were valued at approximately $5.0 million ($8.50 per share) on September 30, 1996. Prepaid expenses and other current assets decreased by $0.8 million primarily due to timing differences. Other long-term assets decreased by $1.2 million primarily due to a reduction in the amount held in escrow to fund the directors and officers liability policy deductible. This deductible was reduced from $1.0 million to $0.25 million and the corresponding escrow amount was reduced accordingly. Other long-term liabilities decreased by $1.1 million due primarily to the reduction in the postretirement benefit obligation resulting from the plan termination.

SELECTED OPERATING DATA AS A PERCENTAGE OF NET SALES




                                                                       THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                       1996            1995
                                                                      ------          ------
Net Sales:
     Computer systems                                                  48.2  %         43.6 %
     Service and other                                                 51.8            56.4
                                                                      -----           -----
          Total net sales                                             100.0           100.0
Cost of sales (% of respective sales category)
     Computer systems                                                  53.2            56.1
     Service and other                                                 53.9            58.8
                                                                      -----           -----
          Total cost of sales                                          56.2            57.6
Gross margin                                                           43.8            42.4
Operating expenses:
     Research and development                                          12.1            14.0
     Selling, general and administrative                               26.1            30.1
                                                                      -----           -----
          Total operating expenses                                     38.1            44.1
     Operating income (loss)                                            4.7            (1.7)
     Interest expense                                                  (2.4)           (2.6)
     Interest income                                                    0.2             0.4
     Other non-recurring charge                                       (14.7)           (6.4)
     Other income (expense) - net                                      (0.9)           (1.8)
                                                                      -----           -----
     Income (loss before provision for income taxes)                  (13.0)          (12.2)
     Provision for income taxes                                         1.6             1.5
                                                                      -----           -----
     Net income (loss)                                                (14.6) %        (13.7) %
                                                                      =====           =====

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

          (a) Exhibits:

              (10) Amendment No. Eleven to the Loan and Security Agreement dated as of September 19, 1996 between the Company and Foothill Capital Corporation

              (11)  Statement on computation of per share earnings

              (27)  Financial Data Schedule

          (b) Reports on Form 8-K.


              On July 12, 1996, the Company filed a Current Report on Form 8-K with respect to the completion of its acquisition of the assets of the real-time computer business (the "Real-Time Business") of CyberGuard Corporation ("CyberGuard") (formerly known as Harris Computer Systems Corporation). The financial statements of the Real-Time Business were incorporated into the Form 8-K by reference to the financial information set forth in the Joint Proxy Statement for the Special Meeting of Stockholders of the Company and CyberGuard (the "Joint Proxy Statement") held on June 26, 1996 which was filed on May 23, 1996, copies of which financial information were attached as Exhibit 99.1 to the Form 8-K. The pro-forma condensed financial information relating to the transaction was incorporated into the Form 8-K by reference to the financial information concerning the Real-Time Business set forth in the Joint Proxy Statement, copies of which financial information were attached as Exhibit 99.2 to the Form 8-K.

              On September 26, 1996, the Company filed a Current Report on Form 8-K with respect to the selection of KPMG Peat Marwick LLP as the Company's independent accountants, replacing Coopers & Lybrand L.L.P. in such capacity.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report for the quarter ended September 30, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 13, 1996                CONCURRENT COMPUTER CORPORATION



                                       By: /s/ E. Courtney Siegel
                                           -----------------------------------
                                           E. COURTNEY SIEGEL
                                           President and Chief Executive
                                           Officer



                                       By: /s/ Daniel S. Dunleavy
                                           -----------------------------------
                                           DANIEL S. DUNLEAVY
                                           Vice President, Chief Financial
                                           Officer and Chief Administrative
                                           Officer (Principal Financial and
                                           Accounting Officer)

                                 EXHIBIT INDEX



     Exhibit No.
         10   Amendment No. Eleven to the Loan and
              Security Agreement dated as of September 19, 1996 between the Company and Foothill Capital Corporation

         11   Statement on computation of per share earnings

         27   Financial Data Schedule
