Form 10-Q
period 1996-12-28
CONCURRENT COMPUTER CORP/DE
filed 1997-02-11
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                --------------

                                   FORM 10-Q

        (Mark  One)

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For  the  Quarter  Ended  December  28,  1996

                                      or

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
                           Telephone: (954) 974-1700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X      No___
                                  ---


Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of February 10, 1997 were 44,956,539.

PART  I          FINANCIAL  INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS


                                    CONCURRENT COMPUTER CORPORATION
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             THREE  MONTHS  ENDED            SIX  MONTHS  ENDED
                                         DECEMBER 28,    DECEMBER 31,    DECEMBER 28,    DECEMBER 31,
                                        --------------  --------------  --------------  --------------
                                             1996            1995            1996            1995
                                        --------------  --------------  --------------  --------------
Net sales
  Computer systems                      $      12,870   $      10,332   $      26,244   $      21,865
  Service and other                            13,755          14,151          28,138          29,070
                                        --------------  --------------  --------------  --------------
    Total                                      26,625          24,483          54,382          50,935

Cost of Sales
   Computer systems                             6,796           5,892          13,905          12,363
  Service and other                             7,156           8,004          14,914          16,780
  Transition                                       64               0             802               0
                                        --------------  --------------  --------------  --------------
    Total                                      14,016          13,896          29,621          29,143
                                        --------------  --------------  --------------  --------------

    Gross margin                               12,609          10,587          24,761          21,792

Operating expenses
  Research and development                      3,443           3,339           6,799           7,054
  Selling, general and administrative           7,797           7,319          15,028          15,271
  Transition/Restructuring expense                872           1,300           2,106           1,300
  Post-retirement benefit reversal             (1,200)              0          (2,181)              0
    Total operating expenses                   10,912          11,958          21,752          23,625
                                        --------------  --------------  --------------  --------------

Operating income (loss)                         1,697          (1,371)          3,009          (1,833)

Interest expense                                 (532)           (626)         (1,191)         (1,320)
Interest income                                    29              70              81             181
Other income (expense) - net                     (161)            (30)           (420)           (517)
Other non-recurring charges                         0               0               0          (1,700)
Gain/loss CyberGuard stock                      2,192               0          (1,876)              0
                                        --------------  --------------  --------------  --------------


Income (loss) before provision                  3,225          (1,957)           (397)         (5,189)
  for income taxes

Provision for income taxes                        530             600             970           1,000
                                        --------------  --------------  --------------  --------------

Net income (loss)                       $       2,695         ($2,557)        ($1,367)        ($6,189)
                                        ==============  ==============  ==============  ==============

Net income (loss) per share             $        0.06          ($0.08)         ($0.03)         ($0.20)
                                        ==============  ==============  ==============  ==============

         The accompanying notes are an integral part of the consolidated financial statements.


                         CONCURRENT COMPUTER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                       DECEMBER 28,    JUNE 30,
                                                      --------------  ----------
                                                           1996          1996
                                                      --------------  ----------
        ASSETS
Current Assets
  Cash and cash equivalents                           $       2,672   $   3,562
  Trading securities                                          3,838      10,077
  Accounts receivable - net                                  27,173      27,948
  Inventories                                                13,573      11,683
  Prepaid expenses and
    other current assets                                      2,066       2,384
                                                      --------------  ----------
      Total current assets                                   49,322      55,654
Property, plant and equipment - net                          16,874      16,453
Facilities held for disposal                                  4,700       4,700
Other long-term assets                                        1,634       3,407
                                                      --------------  ----------
Total assets                                          $      72,530   $  80,214
                                                      ==============  ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable                                               5,423       5,013
  Current portion of long-term debt                           1,668       1,241
  Revolving credit facilities                                 4,044       5,014
  Accounts payable and accrued expenses                      34,052      40,638
  Deferred revenue                                            4,682       4,573
                                                      --------------  ----------
      Total current liabilities                              49,869      56,479

Long-term debt                                                5,564       6,603
Other long-term liabilities                                   2,094       4,454
Class B 9% cumulative convertible, redeemable,
  exchangeable preferred stock, mandatory redemption
  value of $6,263,000, $.01 par value per share,
  1,000,000 authorized; 640,804.6 issued and
  outstanding at December 28, 1996                            3,757       5,610
Stockholder's equity
  Common stock                                                  448         412
  Capital in excess of par value                             89,817      84,252
  Accumulated deficit after eliminating
    accumulated deficit of $81,826 at December 31,
    1991, date of quasi-reorganization                      (78,107)    (76,740)
  Treasury stock                                                (58)        (58)
  Cumulative translation adjustment                            (854)       (798)
                                                      --------------  ----------
    Total stockholders' equity                               11,246       7,068
                                                      --------------  ----------

Total liabilities and stockholders' equity            $      72,530   $  80,214
                                                      ==============  ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


                                 CONCURRENT COMPUTER CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (DOLLARS IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                   DECEMBER 28,    DECEMBER 31,
                                                                  --------------  --------------
                                                                       1996            1995
                                                                  --------------  --------------
Cash flows provided by (used by) operating activities:
  Net loss                                                              ($1,367)        ($6,189)
  Adjustments to reconcile net loss
    to net cash provided by (used by) operating activities:
    Unrealized loss on CyberGuard Stock                                   2,666               0
    Realized gain on CyberGuard stock                                      (785)              0
    Depreciation, amortization and other                                  2,409           5,977
    Other non-cash expenses                                               2,025           3,065
    Decrease (increase) in current assets:
      Accounts receivable                                                   775           1,750
      Inventories                                                        (2,215)            400
      Prepaid expenses and other current assets                             318             (25)
    Decrease in current liabilities other than debt obligations
      and restructuring reserve                                               0          (6,532)
    Increase (decrease) to restructuring reserve                         (5,957)          1,300
    Decrease in other long-term assets                                    1,745             934
    Decrease in other long-term liabilities                              (2,360)            (86)
                                                                  --------------  --------------
    Total adjustments to net loss                                        (1,329)          6,783
                                                                  --------------  --------------

    Net cash provided by (used by) operating activities                  (2,696)            594
                                                                  --------------  --------------

    Cash flows provided by (used by) investing activities:
      Additions to property, plant and equipment                         (2,435)         (1,230)
      Net proceeds from sale of trading securities                        4,308               0
                                                                  --------------  --------------
    Net cash provided by (used by) investing activities                   1,873          (1,230)
                                                                  --------------  --------------

    Cash flows used by financing activities:
      Net proceeds (payments) of notes payable                              410            (307)
      Net payments of revolving credit facility                            (970)           (830)
      Repayment of long-term debt                                          (612)           (875)
      Net proceeds from sale and issuance of common stock                 1,161             109
                                                                  --------------  --------------
    Net cash used by financing activities                                   (11)         (1,903)
                                                                  --------------  --------------


    Effect of exchange rate changes on cash and
      cash equivalents                                                      (56)            244
                                                                  --------------  --------------

    Decrease in cash and cash equivalents                                 ($890)        ($2,295)
                                                                  ==============  ==============

    Cash paid during the period for:
      Interest                                                    $         961   $         921
                                                                  ==============  ==============
      Income taxes (net of refunds)                               $         615   $       1,261
                                                                  ==============  ==============

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

2.          CHANGES  IN  ACCOUNTING  POLICY

     Post-retirement  Benefits  Other  Than  Pensions

     On July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Post-retirement Benefits Other Than Pensions" (FAS No. 106). This standard requires companies to accrue post-retirement benefits throughout the employees' active service periods until they attain full eligibility for those benefits. The transition obligation (the accumulated post-retirement benefit obligation at the date of adoption) may be recognized either immediately or by amortization over the longer of the average remaining service period of active employees or 20 years.

     In connection with the adoption of this standard in fiscal year 1994, the Company recorded a non-cash charge of $3.0 million representing the immediate recognition of the accumulated post-retirement benefit obligation at the date of the adoption.

     As a result of the Acquisition as defined in Management's Discussion and Analysis, the Company has decided to terminate the retirement benefits of current employees and former employees who are not yet retired. In the current quarter, a curtailment gain of $1.2 million was recorded relating to the active participants. The total year-to-date curtailment gain is $2.1 million.

     Stock-Based  Compensation

     On July 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FAS No. 123). This standard established a fair value method for accounting for stock-based compensation plans based upon the fair value of stock options and similar instruments, but does not require the adoption of this preferred method. The adoption of this standard will not impact results of operations, financial position or cash flows.

INCOME  (LOSS)  PER  SHARE

     Income (loss) per share for the three and six months ended December 28, 1996 and December 31. 1995, respectively, is based on the weighted average number of shares of common stock outstanding. The number of shares used in computing primary and fully diluted earnings per share for the three months ended December 28, 1996 was 45,310,000 and 45,317,000 respectively. For the three months ended December 31, 1995, the weighted average number of shares outstanding was 30,567,000. The number of shares used in computing net loss per share for the six months ended December 28, 1996 was 43,417,000 and for the six months ended December 31, 1995 was 30,439,000.

3.          TRADING  SECURITIES

     As of June 30, 1996, the company held 683,178 shares of CyberGuard stock with a market value of $14.75 per share. During the quarter ended September 27, 1996 the company had sold 91,500 shares at $10.645 per share, resulting in a realized loss of $376 thousand. In addition, the value of the stock at the end of the quarter ended September 27, 1996 was $8.50 per share, resulting in an unrealized loss of $3.7 million. During the quarter ended December 28, 1996, the company sold 261,500 shares at an average price of $12.748 per share, and sold a call option on an additional 300,000 shares. At December 28, 1996, the company held 330,178 shares, including the 300,000 shares subject to the call option. The market value of these shares was $3,838,319 or $11.625 per share.

4.  INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method. The components of inventories are as follows:


     (DOLLARS  IN  THOUSANDS)

                 DECEMBER 28,  JUNE 30,
                     1996        1996
                 ------------  --------
Raw materials    $      8,924  $  8,789
Work-in-process         2,699       352
Finished goods          1,950     2,542
                 ------------  --------
TOTAL            $     13,573  $ 11,683
                 ============  ========



5.          ACCUMULATED  DEPRECIATION

     Accumulated depreciation for property, plant and equipment at December 28, 1996 and June 30, 1996 was $47,117,000 and $44,213,000 respectively.

6.          ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES


     (DOLLARS  IN  THOUSANDS)

                                     DECEMBER 28,   JUNE 30,
                                         1996         1996
                                     -------------  ---------

Accounts payable, trade              $      12,393  $   9,453
Accrued payroll, vacation and other
  employee expenses                          7,135      7,934
Restructuring reserve                        7,018     12,975
Other accrued expenses                       7,506     10,276
                                     -------------  ---------
                                     $      34,052  $  40,638
                                     =============  =========

7.          SALE/LEASEBACK

     On September 27, 1996, the Company entered into a Purchase and Sale Agreement providing for the sale/leaseback of its Oceanport, New Jersey facility. The transaction is contingent upon the buyer's ability to lease approximately 100,000 square feet of the 280,000 square foot building. The transaction was expected to close during the December, 1996 or January, 1997 timeframe. The contract has been extended in exchange for non-refundable monetary consideration. It is expected that this transaction will close by March or April, 1997. The $5.0 million sales price will be reduced by estimated selling costs of approximately $0.3 million. In accordance with the terms of the agreement under the New Term Loan, which is defined in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company is required to prepay the New Term Loan in an amount equal to 75% of the net proceeds of the sale of the facility. Accordingly, the net proceeds will be applied to the remaining outstanding balance of the New Term Loan (approximately $3.5 million). The remainder of the net proceeds will be available for working capital purposes. However, there can be no assurance that the transaction will be completed as contemplated.

8.          PROVISION  FOR  RESTRUCTURING

     The Company recorded a restructuring provision of $24.5 million during the year ended June 30, 1996. This charge included the estimated costs related to the rationalization of facilities, workforce reductions, asset writedowns and other costs. The balance of the restructuring reserve at June 30, 1996 was $13.0 million. During the three and six months ended December 28, 1996, cash payments related to the 1996 restructuring amounted to approximately $1.7 million and $6.0 million respectively. Approximately $5.2 million related to employee termination costs.

     On May 5, 1992, the Company entered into an agreement with the Industrial Development Authority (IDA) in Ireland to maintain a presence in Ireland through April 30, 1998. In connection with the Acquisition, the Company has decided to close its Ireland operations. As a result, the Company may be required to pay approximately $575,000 (360,000 Irish pounds) to the IDA which is provided for in the restructuring provision. The Company is currently in negotiation with the IDA.

9.          PREFERRED  STOCK

     During the quarter ended December 28, 1996, CyberGuard exchanged 359,195.4 shares of the company's Class B 9% cumulative convertible, redeemable, exchangeable preferred stock for 900,000 shares of Concurrent Common Stock.

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

RESULTS  OF  OPERATIONS

The quarter ended December 28, 1996 compared with the quarter ended December 31, 1995.

     Net Sales. Net sales increased to $26.6 million for the quarter ended December 28, 1996 from $24.5 million in the comparable period a year ago. The Company considers its computer systems and service business to be one class of products.

Net product sales were $12.9 million for the quarter ended December 28, 1996 as compared with $10.3 million for the quarter ended December 31, 1995. Sales of proprietary systems continue to decline, while sales of open systems products are increasing. Maintenance sales decreased from $14.2 million in the second quarter of 1995 to $13.8 million in the second quarter of 1996, continuing the decline experienced over the past years as customers move from proprietary to open systems which require less maintenance.

     Gross Margin. Gross margin as a percentage of sales increased to 47.4% in the current quarter from 43.2% for the quarter ended December 31, 1995. The increase reflects the Company's higher product sales this quarter and its continued cost improvement efforts.

     Operating Income. Operating income increased $3.1 million to a profit of $1.7 million compared with a loss of $1.4 million in the quarter ended December 31, 1995. Expenses decreased $1.0 million in the current quarter compared with the quarter ended December 31, 1995, which was the net of $.4 million lower transition and restructuring costs, $.6 million higher selling, general and administrative, and research and development costs, and the recognition of a $1.2 million gain on discontinued post-retirement benefits for current and former employees as a result of the Acquisition.

     Net Income. Net income increased from a loss of $2.6 million in the quarter ended December 31, 1995 to a profit of $2.7 million in the current quarter. Of the $5.3 million increase in net income, $3.1 million resulted from operations as described above, and $2.2 million resulted from realized and unrealized gains on CyberGuard stock held for trading. The realized gain of $1.1 million resulted from the sale of 261,500 shares of Cyberguard stock at an average price of $12.748. The shares had been valued at $8.50 per share for the quarter ended September 27, 1996. The unrealized gain of $1.0 million is attributable to the revaluation of 330,178 shares of CyberGuard common stock at $11.625 per share at December 28, 1996,








Six months ended December 28, 1996 compared with the six months ended December 31, 1995.

     Net Sales. Net sales increased to $54.4 million for the six months ended December 28, 1996 from $50.9 million in the comparable period a year ago. The Company considers its computer systems and service business to be one class of products.

Net product sales were $26.2 million for the quarter ended December 28, 1996 as compared with $21.9 million for the six months ended December 31, 1995. Sales of proprietary systems continue to decline, while open systems products are increasing. Maintenance sales decreased from $29.1 million for the six months ended December 31, 1995 to $28.1 million for the comparable six months of 1996, continuing the decline experienced over the past years as customers move from proprietary to open systems which require less maintenance.

     Gross Margin. Gross margin as a percentage of sales increased to 47.4% in the current six month period from 42.8% for the six months ended December 31, 1995. The increase reflects the Company's higher product sales this quarter  and  its  continued  cost  improvement  efforts.

     Operating Income. Operating income increased $4.8 million to a profit of $3.0 million compared with a loss of $1.8 million in the six months ended December 31, 1995. Expenses decreased $1.9 million in the current six months compared with the six months ended December 31, 1995, which was the net of $.8 million higher transition and restructuring costs, and the recognition of a $2.2 million gain on discontinued post-retirement benefits for current and former employees as a result of the Acquisition.

     Net Income. Net income increased from a loss of $6.2 million in the six months ended December 31, 1995 to a loss of $1.4 million in the current half. The majority of the $4.8 gain in the half ended December 31, 1996 was from operating income, explained above. Interest and other non-recurring charges were similar in both periods.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The  Acquisition  and  related  business integration and consolidation is expected to improve the Company's liquidity through improved operating performance, additional borrowing availability, and the planned disposition of its Oceanport, New Jersey facility. The Company may also utilize its remaining CyberGuard common stock holdings as an additional source of liquidity if needed. The Company's liquidity is dependent on many factors, including sales volume, operating profit ratio, debt service and the efficiency of asset use and turnover. The future liquidity of the Company depends to a significant extent on (i) the actual versus anticipated decline in sales of proprietary systems and service maintenance revenue; (ii) revenue growth from open systems; (iii) both the related costs and the length of time to realize the anticipated benefits from the combination of the real-time businesses of the Company and HCSC; and (iv) ongoing cost control actions. Liquidity will also be affected by: (i) timing of shipments which predominately occur during the last month of the quarter; (ii) the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles and which receivables are not included in the Company's borrowing base under its revolving credit facility;
(iii) the sales level in the United States where related accounts receivable are included in the borrowing base of the Company's revolving credit facility;
(iv) the number of countries in which the Company will operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases. The Company believes that it will be able to fund the acquisition costs, as well as fiscal year 1997 operations, through its operating results, existing financing facilities and the planned disposition of its Oceanport, New Jersey facility. There is no assurance that the Company's plans will be achieved.

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

     At December 28, 1996, the outstanding balances under the New Term Loan and the New Revolver were $6.8 million and $4.0 million, respectively. The entire outstanding balance of the New Revolver has been classified as a current liability at December 28, 1996. Both the New Term Loan and the New Revolver bear interest at the prime rate plus 2.0%. The New Term Loan is payable in 28 monthly installments of approximately $139,000 each, commencing October 1, 1996 and ending January 1, 1999, with the final balance of approximately $3.3 million payable August 1, 1999. The New Revolver may be repaid and reborrowed, subject to certain collateral requirements, at any time during the term ending August 1, 1999. The Company has pledged substantially all of its domestic assets as collateral for the New Term Loan and the New Revolver. The Company may repay the New Term Loan at any time without penalty. In the event of a sale or sale/leaseback of its Oceanport facility, the Company is required to make a prepayment of the New Term Loan up to an amount equal to 75% of the net sale proceeds. Certain early termination fees apply if the Company terminates the facility in its entirety prior to August 1, 1999.

     The Company's joint venture agreement regarding its Japanese subsidiary has been renewed through June, 1997. In the event such agreement is not further extended, the Company could be required to satisfy the then outstanding amount of demand notes which are guaranteed by the Company ($2,583,312 at December 28, 1996). There can be no assurance that the agreement will be extended and, in the event the agreement is not extended, the Company may be required to extend its guarantees, or repay the demand notes and seek alternative financing. The Company expects to extend the joint venture agreement.

     The Company had cash and cash equivalents on hand of $2.7 million representing a decrease from $3.6 million as of June 30, 1996. In addition, the Company holds 330,178 shares of CyberGuard stock, which were valued at approximately $3.8 million ($11.625 per share) on December 28, 1996. Prepaid expenses and other current assets decreased by $0.3 million primarily due to timing differences. Other long-term assets decreased by $1.8 million primarily due to a reduction in the amount held in escrow to fund the directors and officers liability policy deductible. This deductible was reduced from $1.0 million to $0.25 million and the corresponding escrow amount was reduced accordingly. Accounts payable and accrued expenses decreased by $6.5 million due to primarily to reduction in the restructure reserve. Other long-term liabilities decreased by $2.4 million due primarily to the reduction in the post-retirement benefit obligation resulting from the plan termination.

             CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS:

     This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. Statements indicating that the Company "expects," "estimates" or "believes" are forward-looking as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained herein. Such factors include, but are not limited to: the growth rates of the Company's market segments; the positioning of the Company's products in those segments; the Company's ability to effectively manage its business, and the growth of its business, in a rapidly changing environment; the timing of new product introductions; inventory risks due to changes in market conditions; the competitive environment in the computer industry; the Company's ability to establish successful strategic relationships; and general economic conditions.

SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  NET  SALES


                                          THREE  MONTHS  ENDED            SIX  MONTHS  ENDED
                                       DECEMBER 28,   DECEMBER 31,   DECEMBER 28,   DECEMBER 31,
                                           1996           1995           1996           1995
                                       -------------  -------------  -------------  -------------
Net sales
  Computer systems                             48.3%          42.2%          48.3%          42.9%
  Service and Other                            51.7%          57.8%          51.7%          57.1%
                                       -------------  -------------  -------------  -------------
    Total                                     100.0%         100.0%         100.0%         100.0%

Cost of Sales
   Computer systems                            25.5%          24.1%          25.6%          24.3%
  Service and other                            26.9%          32.7%          27.4%          32.9%
  Transition                                    0.2%           0.0%           1.5%           0.0%
                                       -------------  -------------  -------------  -------------
    Total                                      52.6%          56.8%          54.5%          57.2%

    Gross margin                               47.4%          43.2%          45.5%          42.8%
                                       -------------  -------------  -------------  -------------

Operating expenses
  Research and development                     12.9%          13.6%          12.5%          13.8%
  Selling, genral and administrative           29.3%          29.9%          27.6%          30.0%
  Transition/Restructure cost                   3.3%           5.3%           3.9%           2.6%
  Post-retirement benefit reversal            (4.5%)           0.0%         (4.0%)           0.0%
                                       -------------  -------------  -------------  -------------
    Total operating expenses                   41.0%          48.8%          40.0%          46.4%

Operating income (loss)                         6.4%         (5.6%)           5.5%         (3.6%)

Interest expense                              (2.0%)         (2.6%)         (2.2%)         (2.6%)
Interest income                                 0.1%           0.3%           0.1%           0.4%
Other income (expense) - net                  (0.6%)         (0.1%)         (0.8%)         (1.0%)
Other non-recurring charges                     0.0%           0.0%           0.0%         (3.3%)
Gain/loss Cyberguard stock                      8.2%           0.0%         (3.4%)           0.0%

Income (loss) before provision                 12.1%         (8.0%)         (0.7%)        (10.2%)
  for income taxes

Provision for income taxes                      2.0%           2.5%           1.8%           2.0%
                                       -------------  -------------  -------------  -------------

Net income (loss)                              10.1%        (10.4%)         (2.5%)        (12.2%)
                                       =============  =============  =============  =============

PART  II          OTHER  INFORMATION

ITEM  6.          EXHIBITS  AND  REPORTS  OF  FORM  8-K

     (a)          Exhibits:

        (3)   Amended  and  Restated  By-laws  of  the Company (November, 1996)

        (10) Amendment No. Twelve to the Loan and Security Agreement dated as of October 21, 1996 between the Company and Foothill Capital Corporation

        (11) Amendment No. Thirteen to the Loan and Security Agreement dated as of November 5, 1996 between the Company and Foothill Capital Corporation

        (12)  Statement  on  computation  of  per  share  earnings

        (27)  Financial  Data  Schedule

     (b)          Reports  on  Form  8-K.

          None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report for the quarter ended December 28, 1996 to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February  12,  1997          CONCURRENT  COMPUTER  CORPORATION



                                By:  /s/ E. Courtney Siegel
                                     --------------------------
                                     E.COURTNEY  SIEGEL
                                     President  and  Chief  Executive  Officer



                                By:  /s/ Daniel S. Dunleavy
                                     ------------------------
                                     DANIEL S. DUNLEAVY
                                     Vice President, Chief Financial Officer
                                     and Chief Administrative  Officer
                                     (Principal  Financial  and  Accounting
                                     Officer)