Form 10-Q
period 1997-03-29
CONCURRENT COMPUTER CORP/DE
filed 1997-05-12
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                --------------


                                   FORM 10-Q


   (Mark  One)

        X    Quarterly Report Pursuant toSection  13  or  15(d)  of
       ---   the  Securities Exchange  Act  of  1934

                     For the Quarter Ended March 29, 1997

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


Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of May 8, 1997 were 46,541,573.

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS


                             CONCURRENT COMPUTER CORPORATION
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                 MARCH 29,  MARCH 31,  MARCH 29,  MARCH 31,

                                                    1997      1996      1997      1996
                                                  --------  --------  --------  ---------
Net Sales:
  Computer systems                                $16,440   $13,831   $42,196   $ 35,696
  Service and other                                12,215    12,342    40,841     41,412
                                                  --------  --------  --------  ---------
    Total                                          28,655    26,173    83,037     77,108

Cost of sales:
  Computer systems                                  8,529     7,766    22,199     20,129
  Service and other                                 6,593     7,517    21,742     24,297
  Transition                                          171         0       973          0
                                                  --------  --------  --------  ---------
    Total                                          15,293    15,283    44,914     44,426
                                                  --------  --------  --------  ---------

Gross Margin                                       13,362    10,890    38,123     32,682

Operating expenses:
  Research and development                          3,439     2,809    10,238      9,863
  Selling, general and administrative               6,432     6,666    19,279     21,937
  Transition/restructuring                             71         0     2,177      1,300
                                                  --------  --------  --------  ---------

Total operating expenses                            9,942     9,475    31,694     33,100
                                                  --------  --------  --------  ---------

Operating income (loss)                             3,420     1,415     6,429       (418)

Interest expense                                     (549)     (531)   (1,740)    (1,851)
Interest income                                        71        12       152        193
Other non-recurring charge                              0         0         0     (1,700)
Other income (expense) - net                         (261)       37    (2,557)      (480)
                                                  --------  --------  --------  ---------

Income (loss) before provision for income taxes     2,681       933     2,284     (4,256)

Provision for income taxes                            401       400     1,371      1,400
                                                  --------  --------  --------  ---------

Net income (loss)                                 $ 2,280   $   533   $   913    ($5,656)
                                                  ========  ========  ========  =========

Net income (loss) per share                       $  0.05   $  0.02   $  0.02     ($0.19)
                                                  ========  ========  ========  =========




    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.


                              CONCURRENT COMPUTER CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                                  (DOLLARS IN THOUSANDS)


                                                                    MARCH 29,    JUNE 30,
                                                                      1997         1996
                                                                   -----------  ----------
                                    ASSETS
Current Assets:
  Cash and cash equivalents                                        $    2,709   $   3,562
  Trading securities                                                    2,730      10,077
  Accounts receivable - net                                            30,428      27,948
  Inventories                                                          10,475      11,683
  Prepaid expenses and other current assets                             2,124       2,384
                                                                   -----------  ----------
      Total current assets                                             48,466      55,654
Property, plant and equipment - net                                    15,325      16,453
Facilities held for disposal                                            4,700       4,700
Other long-term assets                                                  1,468       3,407
                                                                   -----------  ----------
Total assets                                                       $   69,959   $  80,214
                                                                   ===========  ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                         4,870       5,013
  Current portion of long-term debt                                     1,669       1,241
  Revolving credit facilities                                           5,238       5,014
  Accounts payable and accrued expenses                                28,931      40,638
  Deferred revenue                                                      4,816       4,573
                                                                   -----------  ----------
      Total current liabilities                                        45,524      56,479

Long-term debt                                                          5,016       6,603
Other long-term liabilities                                             1,631       4,454
Class B 9% cumulative convertible, redeemable, exchangeable
  preferred stock, mandatory redemption value of $6,263,000; $.01 par value per share, 1,000,000 authorized; 640,804.6 issued and
  outstanding at March 29, 1997                                         3,828       5,610
Stockholders' equity:
  Common stock                                                            460         412
  Capital in excess of par value                                       90,321      84,252
  Accumulated deficit after eliminating
    accumulated deficit of $81,826 at December 31,
    1991, date of quasi-reorganization                                (75,827)    (76,740)
  Treasury stock                                                          (58)        (58)
  Cumulative translation adjustment                                      (936)       (798)
                                                                   -----------  ----------
    Total stockholders' equity                                         13,960       7,068
                                                                   -----------  ----------

Total liabilities and stockholders' equity                         $   69,959   $  80,214
                                                                   ===========  ==========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                              CONCURRENT COMPUTER CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (DOLLARS IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                   MARCH 29,    MARCH 31,
                                                                     1997         1996
                                                                  -----------  -----------
Cash flows provided by (used by) operating activities:
  Net profit (loss)                                               $      913      ($5,656)
  Adjustments to reconcile net profit (loss)
    to net cash provided by (used by) operating activities:
    Unrealized loss on CyberGuard stock                                2,622            0
    Realized gain on CyberGuard stock                                   (755)           0
    Depreciation, amortization and other                               4,102        9,041
    Other non-cash expenses                                            2,537        1,996
    Increase (decrease) to restructuring reserve                      (8,587)       1,300
    Other non-recurring charges                                            0        1,700
    Decrease (increase) in current assets:
      Accounts receivable                                             (2,480)        (307)
      Inventories                                                        883         (486)
      Prepaid expenses and other current assets                          260         (664)
    Decrease in current liabilities other than debt obligations
      and restructuring reserve                                       (1,467)      (6,806)
    Decrease in other long-term assets                                 1,898          980
    Decrease in other long-term liabilities                           (2,823)         (98)
                                                                               -----------
    Total adjustments to net profit (loss)                            (3,810)       6,656
                                                                  -----------  -----------

    Net cash provided by (used by) operating activities               (2,897)       1,000
                                                                  -----------  -----------

    Cash flows provided by (used by) investing activities:
      Net additions to property, plant and equipment                  (2,566)      (2,023)
      Net proceeds from sale of trading securities                     4,590            0
      Net proceeds from sale of facility                                   0        2,300
                                                                  -----------  -----------
    Net cash provided by investing activities                          2,024          277
                                                                  -----------  -----------

    Cash flows provided by (used by) financing activities:
      Net proceeds (payments) of notes payable                          (143)         427
      Net proceeds (payments) of revolving credit facility               224       (1,918)
      Repayment of long-term debt                                     (1,159)      (3,075)
      Net proceeds from sale and issuance of common stock              1,236          110
                                                                  -----------  -----------
    Net cash provided by (used by) financing activities                  158       (4,456)
                                                                  -----------  -----------

    Effect of exchange rate changes on cash and
      cash equivalents                                                  (138)         529
                                                                  -----------  -----------

    Decrease in cash and cash equivalents                              ($853)     ($2,650)
                                                                  ===========  ===========

    Cash paid during the period for:
      Interest                                                    $    1,948   $    1,259
                                                                  ===========  ===========
      Income taxes (net of refunds)                               $    1,079   $    1,541
                                                                  ===========  ===========


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

     As a result of the Acquisition as defined in Management's Discussion and Analysis, the Company terminated the retirement benefits of current employees and former employees who are not yet retired. In the current quarter, a curtailment gain of $0.3 million, representing the remaining balance of the reserve, was recognized. The total year-to-date curtailment gain is $2.5 million. The Company believes there will be no material expenses in connection with this Plan.

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

INCOME  (LOSS)  PER  SHARE

     Income (loss) per share for the three and nine months ended March 29, 1997 is based on the weighted average number of shares of common stock outstanding. The number of shares used in computing primary and fully diluted earnings per share are as follows:


     (SHARES  AND  DOLLARS  IN  THOUSANDS,  EXCEPT  EARNINGS  PER  SHARE)

                                     THREE MONTHS ENDED  NINE MONTHS ENDED
                                       MARCH 29, 1997      MARCH 29, 1997
                                       --------------      --------------
                                                FULLY               FULLY
                                     PRIMARY   DILUTED   PRIMARY   DILUTED
                                     --------  --------  --------  --------
  Average outstanding shares:          45,439    45,439    43,930    43,930

  Primary options outstanding             589       589

  Fully diluted options outstanding       723       723
                                     --------  --------

  Equivalent Shares                    46,028    46,162    44,519    44,653
                                     ========  ========  ========  ========

  Earnings                           $  2,280  $  2,280  $    913  $    913

  Earnings per share                 $   0.05  $   0.05  $   0.02  $   0.02
                                     ========  ========  ========  ========


For the quarter and nine months ended March 31, 1996 equivalent shares were 31,272,000 and 30,482,000 respectively, resulting in earnings (loss) per share of $.02 and ($.19) respectively.

3.          TRADING  SECURITIES

     As of June 30, 1996, the Company held 683,178 shares of CyberGuard stock with a market value of $14.75 per share. During the quarter ended September 27, 1996 the Company sold 91,500 shares at $10.645 per share, resulting in a realized loss of $376 thousand. In addition, the value of the stock at the end of the quarter ended September 27, 1996 was $8.50 per share, resulting in an unrealized loss of $3.7 million.
     During the quarter ended December 28, 1997, the Company sold 261,500 shares at an average price of $12.748 per share, resulting in a realized gain of $1.1 million. The market price at December 28, 1996 was $11.625, which resulted in an unrealized gain of $1.0 million for the quarter. The Company also sold a call option on an additional 300,000 shares on which revenue was deferred.

During the quarter ended March 29, 1997, the Company sold 22,500 shares at $12.514 per share, resulting in a realized gain of $20,000. As of March 29, the Company held 307,678 shares, including the 300,000 shares subject to the call option. The market value of these shares was $2,730,642 or $8.875 per share at March 29, 1997. The unrealized loss was netted against the proceeds of the call option, leaving a balance of $279 thousand deferred revenue.











4.  INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method. The components of inventories are as follows:

                 (DOLLARS  IN  THOUSANDS)
                   MARCH 29,   JUNE 30,
                      1997       1996
                   ----------  ---------
  Raw Materials    $    8,380  $   8,789
  Work-in-process         316        352
  Finished Goods        1,779      2,542
                   ----------  ---------
                   $   10,475  $  11,683
                   ==========  =========



5.          ACCUMULATED  DEPRECIATION

     Accumulated depreciation for property, plant and equipment at March 29, 1997 and June 30, 1996 was $39,691,000 and $44,213,000 respectively. The change  reflects  the  disposal  of  fully  depreciated  assets.

6.          ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

                                     (DOLLARS  IN  THOUSANDS)
                                       MARCH 29,   JUNE 30,
                                          1997       1996
                                       ----------  ---------
  Accounts payable, trade              $    9,492  $   9,453
  Accrued payroll, vacation and other
    employee expenses                       7,283      7,934
  Restructuring reserve                     4,388     12,975
  Other accrued expenses                    7,768     10,276
                                       ----------  ---------
  TOTAL ACCOUNTS PAYABLE AND ACCRUALS  $   28,931  $  40,638
                                       ==========  =========


7.          SALE/LEASEBACK

     On September 27, 1996, the Company entered into a Purchase and Sale Agreement providing for the sale/leaseback of its Oceanport, New Jersey facility. The transaction is contingent upon the buyer's ability to lease approximately 100,000 square feet of the 280,000 square foot building. The transaction was expected to close during the December, 1996 or January, 1997 timeframe. The contract has been extended in exchange for non-refundable monetary consideration. It is expected that this transaction will close by May 15, 1997. The $5.0 million sales price will be reduced by estimated selling costs of approximately $0.3 million. In accordance with the terms of the agreement under the New Term Loan, which is defined in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company is required to prepay the New Term Loan in an amount equal to 75% of the net proceeds of the sale of the facility. Accordingly, the net proceeds will be applied to the remaining outstanding balance of the New Term Loan (approximately $3.5 million). The remainder of the net proceeds will be available for working capital purposes. However, there can be no assurance that the transaction will be completed as contemplated.



8.          PROVISION  FOR  RESTRUCTURING

     The Company recorded a restructuring provision of $24.5 million during the year ended June 30, 1996. This charge included the estimated costs related to the rationalization of facilities, workforce reductions, asset writedowns and other costs. The balance of the restructuring reserve at June 30, 1996 was $13.0 million. During the quarter and nine months ended March 29, 1997, cash payments related to the 1996 restructuring amounted to approximately $1.6 million and $7.6 million respectively and other non-cash charges represented $1.0 million for the quarter and nine months, of which approximately $6.4 million related to employee termination costs.

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

RESULTS  OF  OPERATIONS

THE  QUARTER  ENDED  MARCH  29, 1997 COMPARED WITH THE QUARTER ENDED MARCH 31,
1996.

     Net Sales. Net sales increased to $28.7 million for the quarter ended March 29, 1997 from $26.2 million in the comparable period a year ago. The strengthening of the US dollar against foreign currencies negatively impacted revenue by approximately $0.9 million for the quarter compared with the quarter ending December 28, 1996. The Company considers its computer systems and service business to be one class of products.

Net product sales were $16.4 million for the quarter ended March 29, 1997 as compared with $13.8 million for the quarter ended March 31, 1996. Sales of proprietary systems continue to decline, while sales of open systems products are increasing. Maintenance sales remained virtually unchanged at $12.2 million in the current quarter compared with $12.3 million in the third quarter of 1996.

     Gross Margin. Gross margin as a percentage of sales increased to 46.6% in the current quarter from 41.6% for the quarter ended March 31, 1996. The increase reflects the Company's higher product sales this quarter and its continued cost improvement efforts.

     Operating Income. Operating income increased $2.0 million to a profit of $3.4 million compared with a profit of $1.4 million in the quarter ended March 31, 1996. Expenses increased $0.5 million in the current quarter compared with the quarter ended March 31, 1996, which primarily represents $0.3 million lower selling, general and administrative due to the gain recognized from the discontinuation of the Post Retirement Benefit Plan, $0.6 million higher research and development costs, and $0.1 million of transition costs incurred during the quarter.

     Net Income. Net income increased from a gain of $0.5 million in the quarter ended March 31, 1996 to a profit of $2.3 million in the current quarter. The increase of $1.8 million was due to improvement of net product sales discussed above. Currency translation negatively impacted net income for the quarter by approximately $0.1 million.

NINE MONTHS ENDED MARCH 29, 1997 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1996.

     Net Sales. Net sales increased to $83.0 million for the nine months ended March 29, 1997 from $77.1 million in the comparable period a year ago. The Company considers its computer systems and service business to be one class of products.

Net product sales were $42.2 million for the nine months ended March 29, 1997 as compared with $35.7 million for the nine months ended March 31, 1996. Sales of proprietary systems continue to decline, while open systems products are increasing. Maintenance sales were $40.8 million for the nine months ended March 31, 1997 representing a slight decline from $41.4 million for the comparable nine months of 1996. This decline is consistent with the decline experienced in the industry over the past years as customers move from proprietary to open systems which require less maintenance.

     Gross Margin. Gross margin increased $5.4 million during the current nine-month period to $38.1 million (45.9% as a percentage of sales) compared with $32.7 million (42.4%) for the nine months ended March 31, 1996. The increase reflects the Company's higher product sales this quarter and its continued cost improvement efforts.

     Operating Income. Operating income increased $6.8 million to a profit of $6.4 million compared with a loss of $0.4 million in the nine months ended March 31, 1996, primarily due to better margins as discussed above. Expenses decreased $1.4 million in the current nine months compared with the nine months ended March 31, 1996, which is primarily due to the recognition of a $2.5 million gain on discontinued post-retirement benefits for current and former employees as a result of the Acquisition. This gain was partially offset by $0.9 million higher transition and restructuring costs.

     Net Income. Net income increased by $6.6 million from a loss of $5.7 million in the nine months ended March 31, 1996 to a gain of $0.9 million in the current nine months. The gain is virtually all due to operations, discussed above. Interest and other non-recurring charges were similar in both periods. One time charges, namely the loss on the sale of CyberGuard stock, negatively impacted earnings by $2.6 million in the current nine months.

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

     At March 29, 1997, the outstanding balances under the New Term Loan and the New Revolver were $6.4 million and $5.2 million, respectively. The entire outstanding balance of the New Revolver has been classified as a current liability at March 29, 1997. Both the New Term Loan and the New Revolver bear interest at the prime rate plus 2.0%. The New Term Loan is payable in 28 monthly installments of approximately $139,000 each, commencing October 1, 1996 and ending January 1, 1999, with the final balance of approximately $3.3 million payable August 1, 1999. The New Revolver may be repaid and reborrowed, subject to certain collateral requirements, at any time during the term ending August 1, 1999. The Company has pledged substantially all of its domestic assets as collateral for the New Term Loan and the New Revolver. The Company may repay the New Term Loan at any time without penalty. In the event of a sale or sale/leaseback of its Oceanport facility, the Company is required to make a prepayment of the New Term Loan up to an amount equal to 75% of the net sale proceeds. Certain early termination fees apply if the Company terminates the facility in its entirety prior to August 1, 1999.

     The Company's joint venture agreement regarding its Japanese subsidiary has been renewed through June, 1997. In the event such agreement is not further extended, the Company could be required to satisfy the then outstanding amount of demand notes which are guaranteed by the Company ($2,477,174 at March 29, 1997). There can be no assurance that the agreement will be extended and, in the event the agreement is not extended, the Company may be required to extend its guarantees, or repay the demand notes and seek alternative financing. The Company expects to extend the joint venture agreement.

     The Company had cash and cash equivalents on hand of $2.7 million representing a decrease from $3.6 million as of June 30, 1996. In addition, the Company holds 307,678 shares of CyberGuard stock, which were valued at approximately $2.7 million ($8.875 per share) on March 29, 1997. Accounts payable and accrued expenses decreased by $11.7 million due primarily to the reduction of the restructure reserve. Other long-term liabilities decreased by $2.8 million due primarily to the reduction in the post-retirement benefit obligation resulting from the plan termination.

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


SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  NET  SALES

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                  MARCH 29,   MARCH 31,   MARCH 29,   MARCH 31,
                                                     1997        1996        1997        1996
                                                  ----------  ----------  ----------  ----------
Net Sales:
  Computer systems                                     57.4%       52.8%       50.8%       46.3%
  Service and other                                    42.6%       47.2%       49.2%       53.7%
                                                  ----------  ----------  ----------  ----------
    Total                                             100.0%      100.0%      100.0%      100.0%

Cost of sales (% of respective sales category):
  Computer systems                                     51.9%       56.1%       52.6%       56.4%
  Service and other                                    54.0%       60.9%       53.2%       58.7%
  Transition                                      N/A               0.0%  N/A               0.0%
    Total                                              53.3%       58.4%       54.1%       57.6%
                                                  ----------  ----------  ----------  ----------

Gross Margin                                           46.6%       41.6%       45.9%       42.4%
                                                  ----------  ----------  ----------  ----------

Operating expenses:
  Research and development                             12.0%       10.7%       12.3%       12.8%
  Selling, general and administrative                  22.4%       25.5%       23.2%       28.4%
  Transition/restructuring                              0.2%        0.0%        2.6%        1.7%
                                                  ----------  ----------  ----------  ----------

Total operating expenses                               34.7%       36.2%       38.2%       42.9%
                                                  ----------  ----------  ----------  ----------

Operating income (loss)                                11.9%        5.4%        7.7%      (0.5%)

Interest expense                                      (1.9%)      (2.0%)      (2.1%)      (2.4%)
Interest income                                         0.2%        0.0%        0.2%        0.3%
Other non-recurring charge                              0.0%        0.0%        0.0%      (2.2%)
Other income (expense) - net                          (0.9%)        0.1%      (3.1%)      (0.6%)
                                                  ----------  ----------  ----------  ----------

Income (loss) before provision for income taxes         9.4%        3.6%        2.8%      (5.5%)

Provision for income taxes                              1.4%        1.5%        1.7%        1.8%
                                                  ----------  ----------  ----------  ----------

Net income (loss)                                       8.0%        2.0%        1.1%      (7.3%)
                                                  ==========  ==========  ==========  ==========

PART  II          OTHER  INFORMATION

ITEM  6.          EXHIBITS  AND  REPORTS  OF  FORM  8-K

     (a)          Exhibits:

(10) Amendment No. Fourteen to the Loan and Security Agreement dated as of January 15, 1997 between the Company and Foothill Capital Corporation

(11) Amendment No. Fifteen to the Loan and Security Agreement dated as of April 4, 1997 between the Company and Foothill Capital Corporation

(12)  Statement  on  computation  of  per  share  earnings

(27)  Financial  Data  Schedule

     (b)          Reports  on  Form  8-K.

          None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report for the quarter ended March 29, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May  9,  1997          CONCURRENT  COMPUTER  CORPORATION



          By:  /s/  E.  Courtney  Siegel
               -----------------------------
               E.  COURTNEY  SIEGEL
               President  and  Chief  Executive  Officer



          By:  /s/  Daniel  S.  Dunleavy
               -----------------------------
               DANIEL  S.  DUNLEAVY
               Vice President, Chief Financial Officer and Chief Administrative Officer
               (Principal  Financial  and  Accounting  Officer)