Form 10-Q/A
period 1996-12-28
CONCURRENT COMPUTER CORP/DE
filed 1997-09-08
CIK 749038

SECURITIES AND EXCHANGE COMMISSION
                            450 Fifth Street, N.W.
                            Washington, D.C. 20549





                                  FORM 10-Q/A



                AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO
          SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED DECEMBER 28, 1996






                       COMMISSION FILE NUMBER: . 0-13150



                        CONCURRENT COMPUTER CORPORATION
            (Exact name of registrant as specified in its charter)




           DELAWARE                                  04-2735766
 (State  or  other  jurisdiction          (IRS Employer Identification  No.)
      of  Incorporation)



                         2101 West Cypress Creek Road
                           Ft. Lauderdale, FL  33309
          (Address of principal executive offices of the registrant)


                                (954) 974-1700
                        (Registrant's telephone number)

PART  II.          OTHER  INFORMATION

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     Matters as specified in the Company's Proxy Statement dated October 1, 1996 were considered and approved by the Company's stockholders at the Annual Meeting of Stockholders held on November 8, 1996. The results of such matters were as follows:

Proposal  1:          Election  of  Directors.


                                            Total Votes
                       Total Votes For  Against or Withheld
                       ---------------  -------------------
Michael A. Brunner          35,488,524              165,313
C. Forbes Dewey, Jr.        35,495,509              158,328
Morton E. Handel            35,489,926              163,911
C. Shelton James            35,492,216              161,621
Michael F. Maguire          35,491,606              162,231
Richard P. Rifenburgh       35,489,866              163,971
E. Courtney Siegel          35,483,010              170,827
Robert R. Sparacino         35,489,879              163,958

Proposal  2:        Ratification of the selection by the Board of Directors of
KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending June 30, 1997.


                     Total Votes       Number of
Total Votes For  Against or Withheld  Abstentions
- ---------------  -------------------  -----------
34,238,627                 1,258,857    1,258,857

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CONCURRENT  COMPUTER  CORPORATION
                                    (Registrant)


                                By:  /s/  E.  COURTNEY  SIEGEL
                                    --------------------------
                                    E.  Courtney  Siegel
                                    President  and  Chief  Executive  Officer




                                By:  /s/  DANIEL  S.  DUNLEAVY
                                     -------------------------
                                     Daniel  S.  Dunleavy
                                     Executive  Vice  President,
                                     Chief  Financial Officer and
                                     Chief Administrative Officer

Date:      September  8,  1997