Form 10-K
period 1997-06-30
CONCURRENT COMPUTER CORP/DE
filed 1997-09-25
CIK 749038

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 ____________

                                   FORM 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

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

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past 90 days.       Yes       X       No
                                                               ------

     Indicate  by  check  mark  if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

     As of September 19, 1997, there were 46,544,808 shares of Common Stock outstanding. The aggregate market value of shares of such Common Stock (based upon the last sale price of $2.6875 of a share as reported for September 22, 1997 on the NASDAQ National Market System) held by non-affiliates was approximately $124,644,980.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Registrant's Proxy Statement to be dated October 1, 1997 in connection with Registrant's 1997 Annual Meeting of Stockholders scheduled to be held on October 30, 1997 are incorporated by reference in Part III hereof.

                                    PART I

ITEM  1.      BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS Concurrent Computer Corporation ("Concurrent" or the "Company") is a supplier of high-performance real-time computer systems, software and services. A "real-time" system or software is one specially designed to acquire, process, store and display large amounts of rapidly changing information in real time -- that is, with microsecond response as changes occur. Concurrent has nearly thirty years of experience in real-time systems, including specific expertise in systems, applications software, productivity tools and networking. Its systems provide real-time applications for gaming, simulation, engine test, air traffic control, weather analysis, interactive video-on-demand, multimedia and mission critical data services such as financial market information.

     The Company was incorporated in Delaware in 1981 under the name Massachusetts Computer Company.

     On June 27, 1996, pursuant to a negotiated agreement, Concurrent acquired the assets of the Real-Time Division of Harris Computer Systems Corporation ("HCSC") and 683,178 newly-issued shares of HCSC, which was renamed CyberGuard Corporation, in exchange for 10,000,000 shares of Common Stock of Concurrent, 1,000,000 shares of convertible exchangeable preferred stock of Concurrent with a 9% cumulative annual dividend payable quarterly in arrears and a mandatory redemption value of $6,263,000, and the assumption of certain liabilities relating to the HCSC Real-Time Division (the "Acquisition"). The issuance of the shares in connection with the Acquisition was approved by a special meeting of shareholders held on June 26, 1996. The Company believes that the Acquisition offered a number of significant strategic and financial benefits to Concurrent and its shareholders, as well as its employees and customers. These benefits include an enhanced competitive position through the combination of the best of both technologies of the two businesses; a larger and more diverse market coverage; significant cost savings primarily obtained through headcount reductions, as well as facilities cost reductions through the integration of corporate management and administrative functions, the consolidation of production and research and development facilities and the consolidation of sales and service offices.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS The Company considers its products to be one class of products which accounted for 51.4%, 44.3% and 51.4% of total revenues in the 1997, 1996 and 1995 fiscal years, respectively. Service and other operating revenues (including maintenance, support and training) accounted for 48.6%, 55.7% and 48.6% of total revenues in the 1997, 1996 and 1995 fiscal years, respectively.

     Financial information about the Company's foreign operations is included in Note 11 to the consolidated financial statements included herein. The Company's Tokyo-based subsidiary, a joint venture with Nippon Steel
Corporation, provides for marketing and sales in the Japanese market and accounted for approximately $6.0 million in net sales (5.6%) for the 1997 fiscal year. The Company and Nippon Steel Corporation consider the renewal of the joint venture agreement on an annual basis. The agreement has been renewed through June 30, 1998.

(C)    NARRATIVE  DESCRIPTION  OF  BUSINESS

     Concurrent's vision is to remain the premier supplier of high-technology real-time computer systems, software and services through customer focus, total quality and the rapid development of standard and custom products with the objective of profitable growth. Real-time systems concurrently acquire, analyze, store, display and control data to provide critical information within a predictable time as real world events occur. Compared to general purpose computer systems, these unique real-time capabilities are applicable to a wide range of application requirements, including higher performance processing, higher data throughput, predictable and repeatable response times, reliably meeting required deadlines, consistently handling peak loads, and better balancing of system resources.

     Concurrent has nearly thirty years of real-time systems experience, including specific design, development and manufacturing expertise in system architectures, system software, application software, productivity tools and networking. Concurrent's real-time systems and software are currently used in host, client server and distributed computing solutions, including software controlled configurations to provide fault tolerance. The Company sells its systems worldwide through its sales offices, distributors and strategic alliances to end-users, as well as to original equipment manufacturers, systems integrators and value-added resellers. End uses of the Company's systems include product design and testing; simulation and training systems; engine test; range and telemetry systems; servers for interactive real time applications, such as interactive video-on-demand and wagering and gaming; power plant control and simulation; weather satellite data acquisition and forecasting; and intelligence data acquisition and analysis.

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

     As the computer market shifted in end-user demand to open systems, the Company developed a strategy to adjust service offerings to those more appropriate for open systems, while maintaining support for its proprietary systems. The Company's strategy also strikes a balance between appropriate upgrades for proprietary system offerings while predominantly investing in its open-system computing platforms.

   Markets

     Concurrent focuses its business on the following strategic target markets: simulation; data acquisition; instrumentation and process control; interactive video-on- demand and real-time software. Summaries of these markets follow:

     Simulation. Concurrent is a recognized leader in real-time systems for simulation. Primary applications include trainers/simulators for operators in commercial and military aviation, vehicle operation and power plants, scenario trainers for battle management, mission planning and rehearsal, engineering design simulation for avionics and automotive labs and modeling systems for war gaming and synthetic environments. A key segment of this market for the Company is Hardware-In-The-Loop (HITL), in which accurate simulations are constructed to verify hardware designs, thereby minimizing or eliminating entirely the need for expensive prototypes. Concurrent is addressing this segment by selecting software applications that provide a unique real-time advantage to its customers and integrating these applications to provide unique solutions.

     Data Acquisition. Concurrent is a leading supplier of systems for radar control, data fusion applications and weather analysis, all of which require the ability to gather, analyze and display continuous flows of information
from  simultaneous  sources.    Primary  applications  include  environmental
analysis and display, Doppler weather radar, and numerical weather prediction. For example, the Company provides the computer systems which power the computing requirements for the Department of Commerce's Next Generation Radar (NEXRAD) weather program and Terminal Doppler Weather Radar (TDWR) systems for use in determining wind shear activity. Other customers typical of this market include Lockheed Martin Corporation on the Navy's Aegis systems and NASA for the Atlas Centaur Vehicle.

     Instrumentation and Process Control. Concurrent also manufactures systems to collect, control, analyze and distribute test data from multiple high speed sources for industrial automation systems, product test systems (particularly engine test), Supervisory Control and Data Acquisition (SCADA) systems, and instrumentation systems. Concurrent's strategy to serve this market involves the employment of third-party software applications to provide a unique solution for its customers. Customers typical of this market include Pratt & Whitney for jet engine test, Weyerhauser for factory automation, Ford Motor Company for instrumentation, and Nissin (Japan) for SCADA.

     Interactive Video-On-Demand. Concurrent is pursuing an emerging growth market in which it believes its interactive, time critical video-on-demand capabilities provide a unique advantage. The Company has identified five segments of this market for which it believes its capabilities are particularly well-suited: the hospitality industry, residential markets, intranet video systems, video information management systems, and in-flight entertainment. Concurrent's strategy is to position itself as a supplier of servers and server technology for Interactive Video-On-Demand (IVOD) applications which require reliable delivery of multiple interactive streams of high quality video.

     In addition, Concurrent is a leading provider of systems for the wagering and gaming industry. Concurrent has provided the processing systems for the wagering and gaming industry's largest provider of public lottery systems, the majority of tabulator (off-track betting) systems in Australia and Asia/Pacific and for large scale casino systems such as Keno.

     Real-time Software. Concurrent has ported its real-time software and tools to the Motorola PowerPC computers. This allows the Company to offer a low-end solution to customers who want to design their own solution instead of purchasing an integrated solution from the Company.

     Series 3200 Systems Installed Base. Concurrent's reputation in the industry has historically been attributable to its proprietary real-time computing systems. Now in their fifth generation, these proprietary systems meet customers' needs in extremely demanding real-time environments. Many of the applications using the Series 3200 systems are unique with long life cycles and "mission critical" demands and are the result of a significant investment in application software by the customer. The Company is committed to continuing to meet the needs of its 3200 customer base.

   Products  and  Services

     The Company considers its products and services a total package to provide complete value-added real-time solutions. The Company offers two types of systems, open and proprietary, as well as Traditional Services and Professional Services.

     PowerWorks , the Company's real-time technology package, includes an industry standard UNIX operating system that is enhanced for real-time performance, a set of tools that allows developers to quickly bring new real-time applications to market, and a set of compilers that are designed to obtain maximum real-time performance.

     This  unique  and  comprehensive  real-time  technology  package  can  be purchased for a wide range of PowerPC 604 platforms. At the high end, Concurrent provides the optimum real-time platform with its Night Hawk products. The Company's PowerMaxion is the industry's only 6U VME based symmetrical multi-processor (SMP). The Power Hawk is a VME based system that provides up to 15 "loosely coupled" Motorola processors. The Company's
PowerStack    provides  desk  top  convenience  and  augments  the  graphics capabilities of the Night Hawk and the PowerMaxion. PowerWorks is also available on disk to customers with large volume and flexible purchasing needs. The MediaHawk product utilizes the VME-based systems of 15 loosely coupled Motorola processors integrated with the Company's MediaHawk software.


            OPEN SYSTEMS PRODUCT LINE
            POWERWORKS - POWERPC  604

                      MAX. NO.
MODEL                 OF CPUS   PRICE RANGE
--------------------  --------  ------------
TurboHawk                   12  $40K - $500K
Night Hawk 6800              8  $40K - $500K
PowerMaxion                  8  $40K - $400K
Power Hawk                  15  $15K - $400K
MediaHawk                   15  $20K - $800K
PowerStack                   1  $        15K
Software Stand Alone  N/A       $  3K - $40K


                     LEGACY SYSTEMS

                 MAX. NO.
MODEL            OF CPUS       CPU       PRICE RANGE
---------------  --------  -----------  --------------
Night Hawk 5800         8  MC88110      $  35K - $350K
Night Hawk 4800         8  MC88100      $  20K - $250K
Maxion                  4  MIPS         $  27K - $170K
7000 Series             3  MC68040      $  24K - $150K
3200 Series             6  Proprietary  $55K - $1,350K

     Traditional Services. One of the largest benefits to the Company of its extensive installed customer base is the large and generally predictable revenue stream generated from Traditional Services. While Traditional Services revenue has declined and is expected to further decline as a result of the industry shift to open systems, the Company expects this business to be a significant source of revenues and cash flow for the foreseeable future. The Company offers a variety of service and support programs to meet the customer's maintenance needs for both its hardware and software products. The Company also offers contract service for selected third party equipment. The service and support programs offered by Concurrent include rentals and exchanges, diagnostic and repair service, on-call and resident service, and preventive maintenance. The Company routinely offers long-term service and support of its products for as long as fifteen to twenty years.

     Professional Services and Custom Engineering. Throughout the Company's history, it has supported its customers through Professional Services and Custom Engineering efforts. The Company provides custom and integration engineering services in the design of special hardware and software to help its customers with their specific applications. This may include custom modifications to the Company's products or integration of third party interfaces or devices into the Company's systems. Many customers use Professional Services to migrate existing applications from earlier generations of the Company's or competitor's systems to the Company's state-of-the-art systems. Professional Services also include classroom and on-site training, system and site performance analysis, and multiple vendor support planning. Although the total revenues associated with any single Professional Services or Customer Engineering effort may be small in comparison to total revenues, increased customer satisfaction is an integral part of the business plan of the Company.

   Systems  and  Technology

     Concurrent has made a considerable investment in developing its product lines and today offers computer systems satisfying a broad range of high-performance requirements for real-time applications. While maintaining a competitive capability and continued enhancement of the Company's proprietary product line for a still significant installed base, the primary investments have been in the evolution of the open systems product line. The Company is currently developing an enhanced 6000 and new TurboHawk Series of NightHawk and PowerMaxion computers, integrating expected future versions of the IBM PowerPC microprocessor chip. The Company has also implemented a new technology road map which combines the best technologies of its NightHawk and MAXION product lines. The Company has delivered a unique balance of supporting industry standards while providing innovative superiority in key architectural issues.

     The Company introduced the MediaHawk in fiscal year 1997. This system, which is targeted for the IVOD market, utilizes commercial hardware and, combined with the Company's market-leading software, provides the leading price/performance system in the market. Concurrent intends to continue to develop this product line to provide additional software functionality that is tailored to customer requirements in the targeted market segments.

   Sales  and  Service

     The Company sells its systems in key markets worldwide through direct field sales and services offices, as well as through value-added resellers
(VARs), distributors and systems integrators. The Company does not believe the loss of any particular distributor or systems integrator would have a material impact on the Company's operating results. The Company's principal customers are original equipment manufacturers (OEMs), systems integrators, and VARs who combine the Company's products with other equipment or with additional application software for resale to end-users.

     Servicing the Company's large installed base, particularly its proprietary systems, is an important element in Concurrent's business strategy and generates significant revenue and cash flow to the Company. Total service revenues in fiscal year 1997 were approximately $52.7 million (48.6% of total revenues). Substantially all of Traditional Services revenues are generated from maintenance and support contracts which generally run from one to three years with annual renewal provisions. The Company's existing installed base of proprietary systems also represents an opportunity for incremental sales of both systems and Traditional and Professional Services. The Company has
experienced  a  decline  in  service  revenues  as  customers  have moved from proprietary to open systems and expects this trend to continue. No customer, other than the U.S. Government, has accounted for 10% or more of Concurrent's net sales in the three fiscal years ended June 30, 1997. For the 1997 fiscal year, approximately $27.7 million of the Company's revenues were attributable directly or indirectly to entities related to branches of the U.S. Government. This amount represented approximately 26% of the Company's worldwide revenues, compared to 23% and 28% for the 1996 and 1995 fiscal years, respectively. The Company's revenues related to sales to the U.S. Government are derived from various Federal agencies, no one of which accounted for more than 5% of total revenues (e.g., several agencies participate under the NEXRAD program). Sales to Unisys Corp., as prime contractor, under the NEXRAD program are considered sales to the U.S. Government. The NEXRAD program contributed approximately $0, $0.7 and $17.5 million in revenues in fiscal years 1997, 1996 and 1995, respectively. In an effort to reduce total program costs, sales of spare parts by Concurrent under the program are now being made directly to the Government. The program is completed and no significant revenue is planned for future periods. U.S. Government contracts and subcontracts generally contain provision for cancellation at the convenience of the Government. Substantially all of the Company's U.S. Government related orders are subcontracts and most are for standard catalog equipment which would be available for sale to others in the event of cancellation. To date, there have been no cancellations that have had a material impact on the Company's business or results of operations.

   Research  and  Development

     The Company's continued success depends heavily on researching and utilizing the latest available hardware and software computer technology. Concurrent invested $13.6 million in fiscal year 1997, and combined with HCSC,on a proforma basis, $19.0 million in fiscal year 1996, and $26.0 million in fiscal year 1995, in research and development. Research and development investment was made across all of Concurrent's key technology areas for both open and proprietary systems. New networking products, graphics, data acquisition sub-systems, enhancements to the proprietary OS/32 and UNIX-based operating systems, and the 6000 Series NightHawk Series open systems, as well as the MediaHawk resulted from this investment. Although in terms of absolute dollar amounts total research and development investment has declined over the past several years, the Company expects a greater return on its total research and development investment for two reasons. First, research and development investment is focused solely on products and applications for its target markets. Second, the Company's increasing use of joint research and development and technology sharing arrangements is expected to leverage the Company's investment in research and development. The Company's strategy is to acquire or co-develop technology when the market requires parity with competitive technology and to develop technology internally when market leadership is possible. This strategy is expected to give the Company greater flexibility in meeting the technology requirements of its customers and to allow it to provide increasingly higher performance products by focusing its research and development resources where it can add the most value.

   Manufacturing  Operations

     The Company's manufacturing operations are currently located at its Ft. Lauderdale, Florida facility. Manufacturing operations occupy approximately 60,000 square feet of the Ft. Lauderdale facility. During the second quarter of fiscal year 1998, the Company plans to move its manufacturing operations to a 40,000 square foot facility about one-half mile from the present facility. The Company recently sold its Oceanport, New Jersey facility for $5.5 million and entered into a three-year agreement to lease back 25,000 square feet as a repair center for its 3200 Series systems. Utilization of manufacturing capacity was approximately 40% based on a limited two shift operation in fiscal year 1997. The Company leases its Ft. Lauderdale facility from Calvary Chapel pursuant to a lease which expires December 1999. Management believes that the manufacturing capacity available at its existing and future facilities could be significantly increased (with minimal capital spending) to meet increased manufacturing requirements either by raising the utilization rate or by adding personnel on its first and second shift or by adding a third shift. The Company outsources several subassembly operations, including some of its printed circuit board subassemblies, which has resulted in significant cost savings. The Company's manufacturing operations are now focused on systems assembly, systems integration and systems test. Extensive testing and burn-in conditioning is performed at the board and subassembly levels and at final system integration. Because of the wide range of product configurations, final assembly and test usually occur when a specific customer order is being prepared for shipment.

   Sources  of  Supply

     Concurrent has multiple commercial sources of supply throughout the world for most of the materials and components it uses to produce its products. In some cases, components are being purchased by the Company from a single supplier to obtain the required technology. The Company depends on the availability of various key components, such as processors, memory, and asics, in the manufacturing of its OS/32, Maxion, NightHawk 5800, 6800 and PowerMaxion series computers. For its current and next generation PowerMaxion computer systems, the Company will depend on the availability of PowerPC microprocessors chips from both IBM and Motorola. Although the Company has not experienced any materially adverse impact on its operating results as a result of a delay in supplier performance, any delay in delivery of components may cause a delay in shipments by the Company of certain products. The Company estimates that a lead time of up to 16-24 weeks may be necessary to switch to an alternate supplier of custom application specific integrated circuits and printed circuit assemblies. A change in the supplier of these circuits without the appropriate lead time would result in a delay in shipments of certain products. Since revenue is recognized upon shipments, any delay may result in a delay of revenue recognition for any given accounting period. The Company works closely with its suppliers and regularly monitors their ability to meet its requirements in a timely manner. Management believes it has good relationships with its suppliers, and expects that adequate sources of supply for components and peripheral equipment will continue to be available.

   Competition

     The  Company  operates  in  a  highly  competitive market driven by rapid
technological  innovation.    The  shift  from  proprietary  systems  to
standards-based open systems has resulted in increased competition, making product differentiation a more important factor. Due in part to the range of performance and applications capabilities of its products, the Company competes in various markets against a number of companies, many of which have greater financial and operating resources than the Company. Competition in the high performance real-time computing systems and applications market comes from four sources: (1) major computer companies that participate in the real-time marketplace by layering specialized hardware and software on top of or as an extension of their general purpose product platforms--these are principally Digital Equipment Corporation and Hewlett-Packard Corporation; (2) other computer companies that provide solutions for applications that address a specific characteristic of real-time, such as fault tolerance or high-performance graphics--these computer companies include Silicon Graphics Inc., Stratus Computer, Inc., and Tandem Computers, Inc.; (3) general purpose computing companies that provide a platform on which third party vendors add real-time capabilities--these computer companies include International Business Machines Corp. and Sun Microsystems, Inc.; and (4) single board computer companies that provide board-level processors that are typically integrated into a customer's computer system--these computer companies include Force Computers, Inc. and Motorola, Inc.

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

   Employees

     As of June 30, 1997, the Company employed approximately 580 employees worldwide, of whom approximately 400 were employed in the United States, compared to approximately 900 and 825 employees worldwide at June 30, 1996 and 1995, respectively. The Company's employees are not unionized. The Company has developed a restructuring plan which contemplates reduction of total headcount to approximately 550 employees by the end of the second quarter of fiscal year 1998.

   Backlog

     Generally, the Company records in "backlog" computer orders which it is anticipated will be shipped during the subsequent six months or, where special engineering is required, in the subsequent twelve months. The backlog of unfilled computer systems orders was approximately $1.0 million on June 30, 1997, compared to approximately $12.0 million a year earlier. While the Company anticipates shipping the majority of backlog during subsequent periods, the number of orders in backlog is not necessarily a meaningful indicator of business trends for the Company because orders may be canceled before shipment or rescheduled for a subsequent period which may affect the amount of backlog that may be realized in revenue in any succeeding period. In addition, with the increasing emphasis on open systems, more customers are placing orders within the quarter where delivery is expected; thus backlog is a less meaningful measurement of anticipated revenue.

   Environmental  Matters

     The Company purchases, uses and arranges for certified disposal of chemicals used in the manufacturing process at its Ft. Lauderdale facility. As a result, the Company is subject to federal and state environmental protection and community right-to-know laws. Violations of such laws, in certain circumstances, can result in the imposition of substantial remediation costs and penalties. The Company believes it is in compliance with all material environmental laws and regulations.

(D)    FINANCIAL  INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
       SALES

     A summary of net sales (consolidated net sales reflects sales to unaffiliated customers), attributable to Concurrent's foreign and domestic operations for the fiscal years ended June 30, 1997, 1996 and 1995, respectively, is presented at Note 11 to the financial statements of the Registrant included herein.

ITEM  2.      PROPERTIES

     Listed below are Concurrent's principal facilities as of June 30, 1997. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and
development,  sales,  marketing,  service  and  administration.    Management
believes that its Fort Lauderdale, Florida manufacturing facility has more than sufficient capacity to meet the Company's projected manufacturing requirements. The Company plans to move its Ft. Lauderdale manufacturing operations to another Southern Florida location in the second quarter of fiscal year 1998.


                                                                                   APPROX. FLOOR
                                                          OWNED      EXPIRATION        AREA
LOCATION                           PRINCIPAL USE        OR LEASED   DATE OF LEASE    (SQ. FEET)
----------------------------  ------------------------  ----------  -------------  --------------
2101 West Cypress Creek Road  Corporate Headquarters,   Leased      December 1999     100,000 (1)
Fort Lauderdale, Florida      Sales and Service,
                              Marketing, Manufacturing
                                                                    N/A
2 Crescent Place              Repair and Service Depot  Owned (2)
Oceanport, New Jersey                                                                    285,000

227 Bath Road                 Sales/Research &          Leased               1998
Slough, Berkshire, England    Development                                                 36,000

(1)      The Company plans to reduce square footage subject of this lease to approximately 55,000 square feet in December 1997 and to relocate its manufacturing operations pursuant to a lease for
40,000  square  feet  for  a  term  expiring  in  December  1999.
(2)       The Company sold this facility in July 1997 and agreed to lease back 25,000 square feet to  be  used  as  a  repair  center for its 3200 Series systems for a term expiring in July 2000.

     In addition to the facilities listed above, Concurrent also leases space in various domestic and international industrial centers for use as sales and service offices and warehousing.

ITEM  3.      LEGAL  PROCEEDINGS

     From time to time, as a normal incident of the nature and kind of business in which the Company is engaged, various claims or charges are asserted and litigation commenced against the Company arising from or related to product liability; patents; trademarks, or trade secrets; breach of warranty; antitrust; distribution; or contractual relations. Claimed amounts may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court awards. In the opinion of management, final judgments, if any, which might be rendered against the Company in such litigation are reserved against or would not have a material adverse effect on the financial position or the business of the Company as a whole.

     The Company may from time to time be, either individually or in conjunction with other major U.S. manufacturers or defense contractors, the subject of U.S. government investigations for alleged criminal or civil violations of procurement or other federal laws. No criminal charges are presently known to be filed against the Company and the Company is unable to predict the outcome of such investigations or to estimate the amounts of claims or other actions that could be instituted against it, its officers or employees as a result of such investigations. Under present government procurement regulations, indictment could result in a government contractor, such as the Company, being suspended or debarred from eligibility for awards of new government contracts for up to three years. In addition, the Company's foreign export control licenses could be suspended or revoked. The Company is currently involved in one such investigation and is cooperating with the representatives of the responsible government agencies. Management does not believe that the outcome of this investigation will have a material adverse effect on the financial position or the business of the Company.

     There are no material legal proceedings pending to which the Company or any of its subsidiaries is a party or to which any of the Company's or any of its subsidiaries' property is subject. To Concurrent's knowledge there are no material legal proceedings to which any director, officer or affiliate of Concurrent, or any owner of record or beneficially of more than five percent of Common Stock, or any associate of any of the foregoing, is a party adverse to Concurrent or any of its subsidiaries. No material legal proceedings were terminated during the fourth quarter of the fiscal year ended June 30, 1997.

ITEM  10.      EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Executive officers of Concurrent are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal. Set forth below are the names, positions and ages of the Company's executive officers as of September 25, 1997:


NAME                                      POSITION                         AGE
------------------  -----------------------------------------------------  ---
E. Courtney Siegel  Director, President and Chief Executive Officer         47

Daniel S. Dunleavy  Executive Vice President, Chief Financial Officer and   44
                    Chief Administrative Officer

George E. Chapman   Vice President, International Operations                63

Robert E. Chism     Vice President, Development                             44

Karen G. Fink       Vice President, General Counsel and Secretary           41

Fred R. Lee         Vice President, Production Operations & Logistics       69

Robert T. Menzel    Vice President, Real-Time Systems                       44

Michael N. Smith    Vice President, Video-On-Demand                         44

     E. COURTNEY SIEGEL. DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Siegel was elected to this position in June 1996. He previously served as Chairman, President and Chief Executive Officer of Harris Computer Systems Corporation (renamed CyberGuard Corporation) since October 1994. Prior to that time, and since 1990, Mr. Siegel served as a Vice President, General
Manager of the Harris Computer Systems Division of Harris Corporation. Mr. Siegel's twenty year career in the computer technology field includes serving as Vice President of standoff weapons at Rockwell International Corporation, a producer of electronics, aerospace, automotive and graphics equipment, and as Vice President of Harris Government Support Systems Division's Orlando Operation.

DANIEL S. DUNLEAVY. EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND CHIEF ADMINISTRATIVE OFFICER. Mr. Dunleavy was elected Executive Vice President in June 1997. He has served as Vice President, Chief Financial Officer and Chief Administrative Officer since June 1996. He previously served in the same position with Harris Computer Systems Corporation (renamed CyberGuard Corporation) since October 1994. Mr. Dunleavy served as Vice President, Strategic Alliances and International Operations of the Harris Computer Systems Division of Harris Corporation from February 1991 through October 1994. After joining Harris Corporation is 1978, Mr. Dunleavy served in various positions of increasing responsibility including Controller of the Harris Computer Systems Division from 1988 until 1991.

GEORGE E. CHAPMAN. VICE PRESIDENT, INTERNATIONAL OPERATIONS. Mr. Chapman was elected to this position in November 1994. Since that time, Mr. Chapman has also had responsibility for North American Sales as Vice President, Worldwide Sales from February through June 1997 and as Vice President, Field Operations from January through June 1996. He previously served as Vice President, Marketing from January 1994 to November 1994. He joined Concurrent in 1992 as Director, Business Development for Weather and Airspace Management. In 1988, after retiring as a Brigadier General from the United States Air Force, he joined Lockheed Corporation's Austin Division as Senior Staff Engineer working toward the worldwide commercial application of high technology systems developed for the U.S. Government. In December 1989, he received an appointment as Executive Director to the newly legislated Texas Workers Compensation Commission. His career with the U.S. Air Force spanned 36 years, with the last six years devoted to leadership of a 5,000 person organization responsible for the long-range technology, investment and training requirements for the nation's weather prediction and warning capability supporting U.S. forces throughout the world.

ROBERT E. CHISM. VICE PRESIDENT, DEVELOPMENT. Mr. Chism was elected to this position in June 1996. He previously served as Vice President, Technical and Production Operations of Harris Computer Systems Corporation (renamed CyberGuard Corporation) since October 1994. He joined the Harris Computer Systems Division of Harris Corporation in June 1993 as Director, Simulation Business Area. Before joining the Division, he held diverse engineering, program management and marketing assignments in computer and related industries with General Electric Company from May 1978 through June 1993, where he was Subsection Manager of Satellite Command and Data Handling at the time he left to join the Harris Computer Systems Division.

KAREN G. FINK. VICE PRESIDENT, GENERAL COUNSEL AND SECRETARY. Ms. Fink was elected to this position in July 1996. She joined the Company from Harris Corporation where she served since 1985, most recently as Counsel and Assistant Secretary. Prior to that time, Ms. Fink was associated with the law firm of Seward & Kissel.

FRED R. LEE. VICE PRESIDENT, PRODUCTION OPERATIONS AND LOGISTICS. Mr. Lee was elected to this position in June 1996. He previously served as President of TQM TRACKS, INC., a privately held management services company since its inception in 1990. From 1984 to 1990, Mr. Lee served as Director - Operations of Rockwell International Corporation. He served in various positions over a twenty-nine year period at General Dynamics Electronics, from which he retired in 1984 as Vice President, Production.

ROBERT T. MENZEL. VICE PRESIDENT, REAL-TIME SYSTEMS. Mr. Menzel was elected to this position in June 1997. Mr. Menzel served as Vice President, North American Sales from June 1996 to February 1997, and from that time to June 1997 as Vice President, Interactive Video-On-Demand. From April 1995 to June 1996, he served as Vice President, General Manager of the Trusted Systems Division of Harris Computer Systems Corporation (renamed CyberGuard Corporation). From October 1994 to April 1995, he served as Vice President, National Sales of Harris Computer Systems Corporation. He joined the Harris Computer Systems Division of Harris Corporation in 1992 as Manager, Secure Systems Marketing, later assumed responsibility for the entire Secure Business Area and ultimately became Vice President, National Sales. Prior to joining the Harris Computer Systems Division, he held positions of increasing responsibility over a twelve year period at the Aerospace Division of General Electric Company within the Business Development and Marketing Group, serving as Manager, Army Business Development at the time he joined the Harris Computer Systems Division.

MICHAEL N. SMITH. VICE PRESIDENT, VIDEO-ON-DEMAND. Mr. Smith was elected to this position in June 1997. Prior to that time, he served as Vice President, Marketing since June 1996. From April 1995 to June 1996, he served as Vice President, General Manager of the Real-Time Division of Harris Computer Systems Corporation (renamed CyberGuard Corporation). From October 1994 to April 1995, Mr. Smith served as Vice President, Marketing of Harris Computer Systems Corporation. He joined the Harris Computer Systems Division of Harris Corporation in March 1992 as Director, Secure Systems Business and later became Vice President, Marketing, a position he served in from January 1993 to October 1994. Prior to that time, he served in positions of increasing responsibility over a fifteen year period at the Aerospace Division of General Electric Company, serving as Program Manager, Armor Training at the time he joined the Harris Computer Systems Division.

                                    PART II

ITEM  5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

     The Common Stock is currently traded under the symbol "CCUR" on the NASDAQ National Market System. The following table sets forth the high and low sale information for the Common Stock for the periods indicated, as reported by NASDAQ.


                       HIGH      LOW
                      -------  -------
Fiscal Year 1997
Quarter Ended:
  September 30, 1996   2 7/16   2 3/16
  December 28, 1996         2  1 25/32
  March 29, 1997       2 5/16   2 5/32
  June 30, 1997       1 27/32   1 7/16

Fiscal Year 1996
Quarter Ended:
  September 30, 1995    2 7/8   1 7/16
  December 31, 1995         2    25/32
  March 31, 1996        1 7/8      3/4
  June 30, 1996       3 23/32    1 5/8

     As of September 19, 1997, there were 46,544,808 shares of Common Stock outstanding, held of record by approximately 2,264 stockholders.

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

     On July 31, 1992, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Common Stock and then outstanding Convertible Preferred Stock of the Company to stockholders of record at the close of business on August 14, 1992. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Participating Cumulative Preferred Stock, par value $.01 per share, at a cash purchase price of $30.00 per Right, subject to adjustment, which become exercisable upon the occurrence of certain events (see Note 15 of Notes to Consolidated Financial Statements.)

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

ITEM  8.      FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The following Consolidated Financial Statements and supplementary data for Concurrent are attached.


                                                           PAGE
                                                           ----
Independent Auditors' Reports                                21
Consolidated Statements of Operations for the years ended
June 30, 1997,  1996 and 1995                                23
Consolidated Balance Sheets as of June 30, 1997 and 1996     24
Consolidated Statements of Cash Flows for the years ended
June 30, 1997, 1996 and 1995                                 25
Consolidated Statements of Stockholders' Equity for
the years ended June 30, 1997, 1996 and 1995                 26
Notes to Consolidated Financial Statements                   27

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     A change in independent accountants has previously been reported. See the Company's Current Report on Form 8-K filed on September 26, 1996.

     There have been no disagreements with the independent accountants on accounting and financial disclosure matters.

                                   PART III

ITEM  10.      DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

(A)    IDENTIFICATION  OF  DIRECTORS         Registrant hereby incorporates by
reference  in  this  Form 10-K certain information contained under the caption
"Election of Directors" in Registrant's Proxy Statement to be dated October 1, 1997 in connection with its Annual Meeting of Stockholders to be held on October 30, 1997 ("Registrant's 1997 Proxy Statement").

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

(E) BUSINESS EXPERIENCE The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's 1997 Proxy Statement with respect to the business experience of Registrant's directors. The information called for by this Item 10 with respect to executive officers of Registrant is included in Part I of this Form 10-K under the caption "Management".

(F)    INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's 1997 Proxy Statement.

(G) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Registrant's 1997 Proxy Statement.

ITEM  11.     EXECUTIVE COMPENSATION     The Registrant hereby incorporates by
reference in this Form 10-K certain information contained under the caption "Executive Compensation" in Registrant's 1997 Proxy Statement.

ITEM  12.      SECURITY OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in Registrant's 1997 Proxy Statement.

(B)    SECURITY  OWNERSHIP  OF  MANAGEMENT.
     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in Registrant's 1997 Proxy Statement.


(C)    CHANGES  IN  CONTROL          The  Registrant  knows  of no contractual
arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM  13.      CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions "Security Ownership of Certain Beneficial Owners and Management," "Election of Directors" and "Executive Compensation" in Registrant's 1997 Proxy Statement.

                                    PART IV

ITEM  14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)    (1)    FINANCIAL  STATEMENTS  FILED  AS  PART  OF  THIS  REPORT:
Independent  Auditors'  Reports
Consolidated  Statements  of  Operations  for  the  years  ended
June  30,  1997,  1996  and  1995
Consolidated  Balance  Sheets  as  of  June  30,  1997  and  1996
Consolidated  Statements  of  Cash  Flows  for  the  years  ended
June  30,  1997,  1996  and  1995
Consolidated  Statements  of  Stockholders'  Equity
for  the  years  ended  June  30,  1997,  1996  and  1995
Notes  to  Consolidated  Financial  Statements

       (2)    FINANCIAL  STATEMENT  SCHEDULES

          Schedule  II          Valuation  and  Qualifying  Accounts

     All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable, material or required.

       (3)    EXHIBITS


EXHIBIT NO.   DESCRIPTION
------------  --------------------------------------------------------------------------------------------
           2  Purchase and Sale Agreement dated March 26, 1996 as amended and restated on May 23,
              1996, between Concurrent Computer Corporation (the "Company") and Harris Computer
              Systems Corporation ("HCSC"). (a)

         3.1  Restated Certificate of Incorporation of the Company. (b)

         3.2  Amended and Restated By-laws of the Company (November 1996) (c).

         3.3  Certificate of Designation, Preferences and Rights of Class B Convertible Preferred Stock.
              (d)

         4.1  Form of  Share Holding Agreement dated June 27, 1996 between the Company and HCSC.
              (d)
         4.2  Form of Common Stock Certificate. (e)

         4.3  Rights Agreement dated as of July 31, 1992 between the Company and The First National
              Bank of Boston, as rights agent. (f)

    *10.1(a)  1991 Restated Stock Option Plan. (g)

    *10.1(b)  Amendment No. 1 to 1991 Restated Stock Option Plan. (g)

    *10.1(c)  Amendment to 1991 Restated Stock Option Plan dated May 13, 1996. (a)

    *10.2(a)  Form of Employment Agreement between the Company and its executive officers.  All agreements contain substantially the same terms other than annual base salary and annual target bonus percentage. (h)

    *10.2(b)  Employment Agreement dated as of March 25, 1996 between the Company and E.
              Courtney Siegel. (i)

    *10.3(a)  Form of Incentive Stock Option Agreement between the Company and its executive officers.  All agreements contain the same terms with the exception of the number of shares subject of the option and the vesting schedules. (j)

    *10.3(b)  Form of Non-Qualified Stock Option Agreement between the Company and its executive officers.  All agreements contain the same terms with the exception of the number of shares subject of the option and the vesting schedules.

     10.4(a)  Third Amended and Restated Credit Agreement dated June 29, 1995 among the Company and the banks named therein. (k)

     10.4(b)  First Amendment to Third Amended and Restated Credit Agreement.

        10.5  AT&T Information Systems Sublicensing Agreement. (b)

     10.6(a)  Loan and Security Agreement dated June 29, 1995 between the Company and the lender named therein. (k)

     10.6(b)  Amended and Restated Amendment No. 1 to Loan and Security Agreement dated October
              17, 1995. (i)

     10.6(c)  Amendment No. 2 to Loan and Security Agreement dated October 12, 1995. (i)

     10.6(d)  Amendment No. 3 to Loan and Security Agreement dated December 6, 1995. (i)

     10.6(e)  Amendment No. 4 to Loan and Security Agreement dated January 25, 1996. (i)

     10.6(f)  Amendment No. 5 to Loan and Security Agreement dated February 16, 1996. (i)

     10.6(g)  Amendment No. 6 to Loan and Security Agreement dated February 27, 1996. (i)

     10.6(h)  Amendment No. 7 to Loan and Security Agreement dated April 26, 1996. (i)

     10.6(i)  Amendment No. 8 to Loan and Security Agreement dated June 11, 1996. (i)

     10.6(j)  Amendment No. 9 to Loan and Security Agreement dated June 27, 1996. (i)

     10.6(k)  Amendment No. 10 to Loan and Security Agreement dated August 28, 1996. (i)

     10.6(l)  Amendment No. 11 to Loan and Security Agreement dated September 19, 1996. (l)

     10.6(m)  Amendment No. 12 to Loan and Security Agreement dated October 21, 1996. (m)

     10.6(n)  Amendment No. 13 to Loan and Security Agreement dated November 5, 1996. (m)

     10.6(o)  Amendment No. 14 to Loan and Security Agreement dated January 15, 1997. (n)

     10.6(p)  Amendment No. 15 to Loan and Security Agreement dated April 4, 1997. (n)

          11  Statement re: computation of per share earnings.
          21  Subsidiaries of Registrant.

        23.1  Consent of KPMG Peat Marwick LLP.

        23.2  Consent of Coopers & Lybrand L.L.P.
          27  Financial Data Schedule.

_______________
     *  Management  contract  or  compensatory  plan  or  arrangement.
(a)        Incorporated herein by reference to the Exhibits to the Company's proxy materials dated May 23,
1996.
(b)       Incorporated herein by reference to the Exhibits to the Company's Registration Statement on Form
S-2  (No.  33-62440).
(c)        Incorporated herein by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q
for  the  fiscal  quarter  ended  December  28,  1996.
(d)         Incorporated herein  by reference to the Exhibits to the Company's Current Report on Form 8-K,
dated  April  19,  1996.
(e)       Incorporated herein by reference to Exhibit Number 4.4 of Item 14 of the Company's Annual Report
on  Form  10-K  for  the  fiscal  year  ended  June  30,  1992.
(f)          Incorporated herein by reference to the Company's Current Report on Form 8-K dated August 20,
1992.
(g)          Incorporated  herein  by reference to Notice of 1991 Annual Meeting of Stockholders and Proxy
Statement,  dated  January  10,  1992.
(h)     Incorporated herein by reference to Exhibit Number 10 of Item 14 of the Company's Annual Report on
Form  10-K  for  the  fiscal  year  ended  June  30,  1991.
(i)      Incorporated herein by referenced to Exhibit 10 of Item 14 of the Company's Annual Report on Form
10-K  for  the  fiscal  year  ended  June  30,  1996.
(j)      Incorporated herein by reference to the Exhibits to the Company's Amendment No. 1 to Registration
Statement  on  Form  S-1  dated  April  20,  1992.  (No.  33-45871).
(k)     Incorporated herein by reference to Exhibit Number 10 of Item 14 of the Company's Annual Report on
Form  10-K  for  the  fiscal  year  ended  June  30,  1995.
(l)     Incorporated herein by reference to Exhibit Number 10 of Item 14 of the Company's Quarterly Report
on  Form  10-Q  for  the  fiscal  quarter  ended  September  30,  1996.
(m)     Incorporated herein by reference to Exhibit Number 10 of Item 14 of the Company's Quarterly Report
on  Form  10-Q  for  the  fiscal  quarter  ended  December  28,  1996.
(n)     Incorporated herein by reference to Exhibit Number 10 of Item 14 of the Company's Quarterly Report
on  Form  10-Q  for  the  fiscal  quarter  ended  March  29,  1997.

REPORTS  ON  FORM  8-K.

     None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on
its  behalf by the undersigned, thereunto duly authorized.          CONCURRENT
COMPUTER  CORPORATION

     By:          /s/  DANIEL  S.  DUNLEAVY
                  -------------------------
          Daniel  S.  Dunleavy
          Executive  Vice President, Chief Financial Officer               and
Chief  Administrative  Officer
Date:          September  25,  1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the date indicated.

              NAME        CAPACITY
              ----        --------

/s/E. COURTNEY SIEGEL     Director, President and Chief  Executive  Officer
---------------------     (Principal  Executive  Officer)
   E. Courtney Siegel

/s/DANIEL  S. DUNLEAVY    Executive Vice President, Chief Financial Officer
----------------------    and  Chief  Administrative  Officer
   Daniel  S.  Dunleavy   (Principal  Financial  and  Accounting  Officer)

/s/MICHAEL  A.  BRUNNER   Director
-----------------------
   Michael  A.  Brunner

/s/C. FORBES DEWEY, JR.   Director
-----------------------
   C. Forbes Dewey, Jr.

/s/MORTON  E.  HANDEL     Chairman of the Board, Director  September 25, 1997
---------------------
   Morton  E.  Handel

/s/C.  SHELTON  JAMES     Director
---------------------
   C.  Shelton  James

/s/MICHAEL  F.  MAGUIRE   Director
-----------------------
   Michael  F.  Maguire

/s/RICHARD P. RIFENBURGH  Director
------------------------
   Richard P. Rifenburgh

/s/ROBERT  R.  SPARACINO  Director
------------------------
   Robert  R.  Sparacino

                        CONCURRENT COMPUTER CORPORATION
                          ANNUAL REPORT ON FORM 10-K


                                    ITEM 8
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                           YEAR ENDED JUNE 30, 1997

                         INDEPENDENT AUDITORS' REPORT

The  Board  of  Directors
Concurrent  Computer  Corporation:

We have audited the accompanying consolidated balance sheet of Concurrent Computer Corporation and subsidiaries as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the year ended June 30, 1997, as listed in Item 14(a)(2) of the Company's 1997 Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The consolidated financial statements of Concurrent Computer Corporation and subsidiaries as of and for the year ended June 30, 1996, prior to their restatement for the prior period adjustment described in Note 18 to the consolidated financial statements, and for the year ended June 30, 1995, were audited by other auditors whose report dated August 12, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concurrent Computer Corporation and subsidiaries as of June 30, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended June 30, 1997, when considered in relation to the basic 1997 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited the adjustments described in Note 18 that were applied to restate the 1996 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

     KPMG  PEAT  MARWICK  LLP

September  5,  1997

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and the Board of Directors of Concurrent Computer Corporation

We have audited the accompanying consolidated balance sheet of Concurrent Computer Corporation (the "Company") as of June 30, 1996, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the year ended June 30, 1996 (not presented herein), and the accompanying consolidated statements of operations, shareholders' equity (deficiency) and cash flows of the Company for the year ended June 30, 1995. In addition, we have audited the financial statement schedules for the years ended June 30, 1996 and 1995 as listed in Item 14(a) of the Company's Annual Report on Form 10-K. These financial statements and financial statement
schedules  are  the  responsibility  of  the  Company's  management.    Our
responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concurrent Computer Corporation as of June 30, 1996, and the consolidated results of their operations and their cash flows for the years ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                   /s/COOPERS  &  LYBRAND  L.L.P.
                                   ------------------------------
                                      COOPERS  &  LYBRAND  L.L.P.


Parsippany,  New  Jersey
August  12,  1996


                             CONCURRENT COMPUTER CORPORATION
                          CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED JUNE 30,
                                                          -------------------------------
                                                            1997     1996 (1)     1995
                                                          ---------  ---------  ---------
Net sales:
  Computer systems                                        $ 55,664   $ 42,430   $ 72,074
  Service and other                                         52,703     53,370     68,070
                                                          ---------  ---------  ---------
       Total                                               108,367     95,800    140,144
Cost of sales:
  Computer systems                                          27,662     27,487     38,639
  Service and other                                         28,426     33,048     40,838
  Transition                                                 1,068          -          -
                                                          ---------  ---------  ---------
       Total                                                57,156     60,535     79,477
Gross margin                                                51,211     35,265     60,667
                                                          ---------  ---------  ---------

Operating expenses:
  Research and development                                  13,577     13,837     19,464
  Selling, general and administrative                       28,604     29,818     36,921
  Provision for restructuring                                    -     24,480      3,200
  Transition expense                                         2,292          -          -
  Sales and use tax credit                                       -          -     (1,000)
  Curtailment gain on postreturement benefit obligation     (2,501)         -          -
       Total operating expenses                             41,972     68,135     58,585
                                                          ---------  ---------  ---------

Operating income (loss)                                      9,239    (32,870)     2,082
Interest expense                                            (2,034)    (2,316)    (2,638)
Interest income                                                164        226        513
Other non-recurring charges                                      -     (3,297)    (1,000)
Realized and unrealized loss on CyberGuard stock            (1,577)         -          -
Other income (expense) - net                                  (350)    (1,502)       737
                                                          ---------  ---------  ---------

Income (loss) before provision for income taxes              5,442    (39,759)      (306)
Provision for income taxes                                   1,381      1,550      1,700
                                                          ---------  ---------  ---------

Net income (loss)                                            4,061    (41,309)    (2,006)
Preferred stock dividends and accretion of
   mandatory redeemable preferred shares                      (311)         -          -
                                                          ---------  ---------  ---------

Net income (loss) available to common stockholders        $  3,750   $(41,309)  $ (2,006)
                                                          =========  =========  =========

Net income (loss) per share                               $   0.08   $  (1.35)  $  (0.07)
Weighted average number of shares                           45,112     30,568     30,095
                                                          =========  =========  =========

(1)    Restated  to  reflect  a  prior  period  adjustment  (see  Note  18).

    The accompanying notes are an integral part of the consolidated financial statements.


                                    CONCURRENT COMPUTER CORPORATION
                                      CONSOLIDATED BALANCE SHEETS
                                         (DOLLARS IN THOUSANDS)


                                                                                  JUNE 30,    JUNE 30,
                                                                                    1997      1996 (1)
                                                                                 ----------  ----------
ASSETS
Current assets:
  Cash and cash equivalents                                                      $   4,024   $   3,562
  Trading securities                                                                 2,718      10,077
  Accounts receivable, less allowance for doubtful
    Accounts of $913 and $1,143 in 1997 and 1996, respectively                      25,720      27,807
  Inventories                                                                        8,399      11,683
  Prepaid expenses and other current assets                                          2,286       2,384
                                                                                 ----------  ----------
    Total current assets                                                            43,147      55,513

Property, plant and equipment - net                                                 14,207      16,453
Facilities held for disposal                                                         4,700       4,700
Other long-term assets                                                               1,474       3,407
                                                                                 ----------  ----------
Total assets                                                                     $  63,528   $  80,073
                                                                                 ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                  $   5,399   $   5,013
  Current portion of long-term debt                                                  1,668       1,241
  Revolving credit facility                                                          3,118       5,014
  Accounts payable and accrued expenses                                             23,866      40,638
  Deferred revenue                                                                   4,402       4,573
                                                                                 ----------  ----------
    Total current liabilities                                                       38,453      56,479

Long-term debt                                                                       4,493       6,603
Other long-term liabilities                                                          1,219       4,454
                                                                                 ----------  ----------
    Total liabilities                                                               44,165      67,536
                                                                                 ----------  ----------

Class B 9% cumulative, convertible, redeemable, exchangeable preferred
  Stock, mandatory redemption value of $1,378,000 and $6,263,000 at June 30,
  1997 and 1996, respectively; $.01 par value per share 1,000,000 authorized;
  220,000 and 1,000,000 issued and outstanding at June 30, 1997 and 1996,
  respectively                                                                       1,243       5,610

Stockholders' equity:
  Shares of preferred stock, par value $.01; 25,000,000 authorized; none issued          -           -
  Shares of common stock, par value $.01; 100,000,000 authorized;
    46,102,872 and 41,223,610 issued at June 30, 1997 and 1996, respectively           461         412
  Capital in excess of par value                                                    92,650      84,252
  Accumulated deficit after eliminating accumulated deficit
    of $81,826 at December 31, 1991, date of quasi-reorganization                  (74,587)    (78,337)
  Treasury stock, at cost; 840 shares                                                  (58)        (58)
  Cumulative foreign currency translation adjustment                                  (346)        658
                                                                                 ----------  ----------
    Total stockholders' equity                                                      18,120       6,927
                                                                                 ----------  ----------

Total liabilities and stockholders' equity                                       $  63,528   $  80,073
                                                                                 ==========  ==========

(1)    Restated  to  reflect  a  prior  period  adjustment  (see  Note  18).


    The accompanying notes are an integral part of the consolidated financial statements.


                                      CONCURRENT COMPUTER CORPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (DOLLARS IN THOUSANDS)
                                                                                  YEAR ENDED JUNE 30,
                                                                              1997     1996 (1)     1995
                                                                            ---------  ---------  ---------
Cash flows provided by operating activities:
  Net income (loss)                                                         $  4,061   $(41,309)  $ (2,006)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used by) operating activities:
    Unrealized loss on CyberGuard stock                                        2,334          -          -
    Realized gain on CyberGuard stock                                           (757)         -          -
    Depreciation and amortization                                              5,177     11,067     12,284
    Other non-cash expenses                                                    1,404      5,117      5,787
    Provision for restructuring                                                    -     24,480      3,200
    Other non-recurring charge                                                     -      3,297      1,000
    Sales and use tax credit                                                       -          -     (1,000)
    Decrease (increase) in current assets:
      Accounts receivable                                                      2,087      6,086     10,431
      Inventories                                                              3,917       (157)    (2,044)
      Prepaid expenses and other current assets                                  (29)       555        998
    Decrease in current liabilities, other than debt obligations             (16,714)    (6,104)   (18,017)
    Decrease in other long-term assets                                         1,879        880        599
    Decrease in other long-term liabilities                                   (3,235)      (639)    (1,983)
                                                                            ---------  ---------  ---------

  Total adjustments to net income (loss)                                      (3,937)    44,582     11,255
                                                                            ---------  ---------  ---------

Net cash provided by operating activities                                        124      3,273      9,249
                                                                            ---------  ---------  ---------

Cash flows provided by (used by) investment activities:
  Net additions to property, plant and equipment                              (2,510)    (2,513)    (5,140)
  Proceeds from sale of facility                                                   -      2,300          -
  Acquisition of business, net of cash received and non-cash transactions          -     (2,980)         -
  Proceeds from sale of trading securities                                     5,782          -          -

Net cash provided by (used by) investing activities                            3,272     (3,193)    (5,140)
                                                                            ---------  ---------  ---------

Cash flow provided by (used by) financing activities:
  Net proceeds (payments) of notes payable                                       386        (99)      (100)
  Repayment of debt                                                           (3,579)    (3,915)   (23,395)
  Issuance of debt                                                                 -          -     15,761
  Proceeds from sale and issuance of common stock                              1,263      1,031        150
                                                                            ---------  ---------  ---------

Net cash used by financing activities                                         (1,930)    (2,983)    (7,584)

Effect of exchange rates changes on cash and cash equivalents                 (1,004)       737       (171)
                                                                            ---------  ---------  ---------

Net increase (decrease) in cash and cash equivalents                             462     (2,166)    (3,646)
Cash and cash equivalents - beginning of year                                  3,562      5,728      9,374
                                                                            ---------  ---------  ---------
Cash and cash equivalents - end of year                                     $  4,024   $  3,562   $  5,728
                                                                            =========  =========  =========
Cash paid during the year for:
  Interest                                                                     2,255      1,931      2,256
  Income taxes (net of refunds)                                                1,685      1,659        727
Non-cash investing/financing activities
  Issuance of common stock                                                         -     10,111          -
  Issuance of preferred stock                                                      -      5,610          -
  Conversion of preferred stock                                                4,387          -          -
  Dividends on preferred stock                                                   311          -          -

(1)    Restated  to  reflect  a  prior  period  adjustment  (see  Note  18).


    The accompanying notes are an integral part of the consolidated financial statements.


                                              CONCURRENT COMPUTER CORPORATION
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                   (DOLLARS IN THOUSANDS)
                                          YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                                                                              CUMULATIVE
                                                                                                FOREIGN
                                                     COMMON STOCK     CAPITAL IN               CURRENCY
                                                   ------------------
                                                                PAR    EXCESS OF  ACCUMULATED TRANSLATION   TREASURY STOCK
                                                     SHARES    VALUE   PAR VALUE    DEFICIT    ADJUSTMENT   SHARES    COST
                                                   ----------  ------  ----------  ---------  ------------  -------  ------
Balance at June 30, 1994                           29,585,388  $  296  $   71,547  $(35,022)  $    (1,715)    (840)  $ (58)
Sale of common stock under stock plans                 85,358       1         149
Issuance of common stock under
  retirement savings plan                             368,823       3         762
Issuance of common stock under bonus plan             168,707       2         324
Other                                                                          30
Net loss                                                                             (2,006)
Foreign currency  translation adjustment                                                              557
Quasi-reorganization related adjustments:
  Utilization of net operating loss
  carryforwards                                                               300
                                                   ----------  ------  ----------  ---------  ------------  -------  ------

Balance at June 30, 1995                           30,208,276     302      73,112   (37,028)       (1,158)    (840)    (58)
Sale of common stock under stock plans                379,679       4         513
Issuance of common stock under
  retirement savings plan                             270,109       3         516
Issuance of common stock in connection
  with acquisition of business, including
  certain advisory fees                            10,365,546     103      10,111
Net loss                                                                            (39,712)
Foreign currency  translation adjustment                                                              360
                                                   ----------  ------  ----------  ---------  ------------  -------  ------

Balance at June 30, 1996, as previously reported   41,223,610     412      84,252   (76,740)         (798)    (840)    (58)
Prior period adjustment (see Note 18)                                                (1,597)        1,456
                                                   ----------  ------  ----------  ---------  ------------  -------  ------

Balance at June 30, 1996, as restated              41,223,610     412      84,252   (78,337)          658     (840)    (58)
Sale of common stock under stock plans              1,064,981      11       1,252
Issuance of common stock under
  retirement savings plan                             629,847       6       1,271
Issuance of common stock for severance              1,234,434      12       1,508
Conversion of cumulative, convertible
  redeemable exchangeable preferred stock           1,950,000      20       4,367
Net income                                                                            4,061
Dividends on preferred stock                                                           (311)
Foreign currency translation adjustment                                                            (1,004)
                                                   ----------  ------  ----------  ---------  ------------  -------  ------

Balance at June 30, 1997                           46,102,872  $  461  $   92,650  $(74,587)  $      (346)    (840)  $ (58)
                                                   ==========  ======  ==========  =========  ============  =======  ======

                                                     TOTAL
                                                   ---------
Balance at June 30, 1994                           $ 35,048
Sale of common stock under stock plans                  150
Issuance of common stock under
  retirement savings plan                               765
Issuance of common stock under bonus plan               326
Other                                                    30
Net loss                                             (2,006)
Foreign currency  translation adjustment                557
Quasi-reorganization related adjustments:
  Utilization of net operating loss
  carryforwards                                         300
                                                   ---------

Balance at June 30, 1995                             35,170
Sale of common stock under stock plans                  517
Issuance of common stock under
  retirement savings plan                               519
Issuance of common stock in connection
  with acquisition of business, including
  certain advisory fees                              10,214
Net loss                                            (39,712)
Foreign currency  translation adjustment                360
                                                   ---------

Balance at June 30, 1996, as previously reported      7,068
Prior period adjustment (see Note 18)                  (141)
                                                   ---------

Balance at June 30, 1996, as restated                 6,927
Sale of common stock under stock plans                1,263
Issuance of common stock under
  retirement savings plan                             1,277
Issuance of common stock for severance                1,520
Conversion of cumulative, convertible
  redeemable exchangeable preferred stock             4,387
Net income                                            4,061
Dividends on preferred stock                           (311)
Foreign currency translation adjustment              (1,004)
                                                   ---------

Balance at June 30, 1997                           $ 18,120
                                                   =========


    The accompanying notes are an integral part of the consolidated financial statements.
                        CONCURRENT COMPUTER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.          OVERVIEW  OF  THE  BUSINESS

     Concurrent Computer Corporation ("Concurrent" or the "Company"), headquartered in Ft. Lauderdale, Florida, is a leading supplier of high-performance, real-time computer systems and services. A real-time system is one specially designed to acquire, process, store and display large amounts of rapidly changing information in real time with microsecond response as changes occur. Concurrent sells its systems in strategic target markets worldwide, primarily through direct field sales and service offices. Such target markets include simulation; data acquisition; instrumentation and process control; interactive real time (includes video on demand, multimedia, wagering and gaming) and telecommunications. The Company operates in 28 countries worldwide. It provides sales and support from offices throughout North America, South America, Europe, Asia and Australia.

2.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Principles  of  Consolidation

     The consolidated financial statements include the accounts of all majority-owned domestic and foreign subsidiary companies. All significant intercompany transactions and balances have been eliminated in consolidation.

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

     Gains (losses) on foreign currency transactions of $138,000, ($934,000), and $175,000 for the fiscal years ended June 30, 1997, 1996 and 1995, respectively, are included in Other income (expense) - net.

     Cash  Equivalents

     Short-term investments with original maturities of ninety days or less at the date of purchase are considered cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market, and represents cash invested in U.S. Government securities, bank certificates of deposit, or commercial paper.

     Trading  Securities

     The Company's investments, other than those considered cash equivalents, are considered trading securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Pursuant to the provisions of
SFAS No. 115, any unrealized holding gains and losses are included as a component of the statement of operations. Market values of the securities are determined by the most recently traded price of the security at the balance sheet date.

     Inventories

     Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. The Company establishes excess and obsolete inventory reserves based upon historical and anticipated usage.

                        CONCURRENT COMPUTER CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

     Revenue  Recognition  and  Related  Matters

     Computer systems sales (hardware and software, including bundled software) are recorded when the earnings process is complete, typically upon shipment to customers. Service contract revenue related to hardware and software is recognized separately and as earned, on a straight line basis, over the respective maintenance period in accordance with the terms of the applicable contract.

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

     Capitalized  Software

     In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", the Company commences capitalization of software development and production costs upon the achievement of technological feasibility and ceases capitalization upon the achievement of customer availability. Such costs are amortized over the greater of the ratio of the product's current to total revenue stream or the straight-line method over its estimated useful life. Such amortization period generally does not exceed three years. For the years ended June 30, 1997, 1996 and 1995, amortization expense relating to software development and production costs which is included as a component of cost of sales amounted to $29,000, $1,070,000, and $1,160,000, respectively.

     During fiscal year 1997, fully amortized software was written off and no software development and production costs were capitalized. Accumulated amortization amounted to $0 and $2,261,000 at June 30, 1997 and 1996, respectively. Capitalized software (net), included in other long term assets, amounted to $0 and $29,000 at June 30, 1997 and 1996, respectively.

     Research  and  Development

     Research  and  development  expenditures  are  expensed  as  incurred.

     Income  (loss)  per  Share

     Income (loss) per share is computed by dividing income (loss) after deduction of preferred stock dividends by the weighted average number of common shares outstanding during each year for the period. In addition, for those periods in which the Company is profitable, the weighted average number of shares also includes common share equivalents. The number of shares used in computing income (loss) per share were 45,111,921, 30,568,000 and 30,095,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

     Impairment  of  Long-Lived  Assets

     On July 1, 1995, the Company adopted the provisions of SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("SFAS No. 121"). This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this standard did not materially affect the Company's earnings, financial condition or cash flows as this was essentially the same method used in the past to measure and record asset impairments. The Company's fiscal 1996 provision for restructuring included the recognition of certain asset impairments as a result of the Company's restructuring plans.

     Income  Taxes

     The  Company  and  its  domestic subsidiaries file a consolidated Federal income tax return. The Company follows the asset and liability method of accounting for income taxes. Under the asset and liability method, a deferred tax asset or liability is recognized for temporary differences between financial reporting and income tax bases of assets and liabilities, tax credit carryforwards and operating loss carryforwards. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that such deferred tax assets will not be realized. Utilization of net operating loss carryforwards and tax credits, which originated prior to the Company's quasi-reorganization effected on December 31, 1991, are recorded as adjustments to capital in excess of par value.

     Stock-Based  Compensation

     Prior to July 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. During fiscal year 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures (which for the Company would include employee stock option grants made in fiscal year 1996 and future years) as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     Use  of  Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates and the reporting of revenues and expenses during the reporting periods, to prepare these financial statements in conformity with generally accepted accounting
principles.    Actual  results  could  differ  from  those  estimates.

     In fiscal year 1995, the Company recorded a sales and use tax credit of $1.0 million, or $.03 per share, related to a change in the estimate of state sales and use tax reserves based on a final state audit determination.

     Reclassifications

     Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation.

3.          ACQUISITION

     On June 27, 1996 Concurrent acquired the assets of the Real-Time Division of CyberGuard Corporation, formerly Harris Computer Systems Corporation ("HCSC") and 683,178 newly-issued shares of HCSC, in exchange for 10,000,000 shares of common stock of Concurrent (with a fair value of $9.7 million); 1,000,000 shares of convertible exchangeable preferred stock of Concurrent with a 9% cumulative annual dividend payable quarterly in arrears, mandatorially redeemable at $6,263,000 (with an estimated fair value of $5.6 million); and the assumption of certain liabilities relating to the HCSC
Real-Time Division (the "Acquisition"). The aggregate purchase price of the Acquisition was approximately $18.7 million, including $3.4 million in transaction expenses (principally financial advisor, legal and other professional fees). The Acquisition has been accounted for as a purchase effective June 30, 1996. The Acquisition resulted in excess of acquired net assets over cost (negative goodwill) amounting to approximately $8.7 million which has been allocated to reduce proportionately the values assigned to non-current assets.

     In connection with the Acquisition, the Company recorded a $1.4 million liability for the estimated costs of exiting certain activities of the acquired business and the cost of termination benefits for employees of the acquired business. This liability included the estimated costs for workforce reductions (including the termination of approximately ten employees), office closings and other related costs which represented approximately 45%, 45% and 10% of the provision, respectively.

     The assets acquired and liabilities assumed as a result of the Acquisition, after eliminating the excess of acquired net assets over cost by allocating such excess to reduce proportionately the values assigned to non-current assets, were as follows:


                                          (DOLLARS IN THOUSANDS)
                                          -----------------------
Cash                                                         420
Trading Securities                                        10,077
Accounts receivable                                        9,695
Inventories                                                3,785
Other current assets                                         110
Property, plant and equipment                                921
Other assets                                                 376
Accounts payable and accrued liabilities                  (6,674)
                                          -----------------------
     Total - net                          $               18,710
                                          =======================


     The value assigned to trading securities reflects the acquisition of 683,173 shares of CyberGuard common stock at the market price per share on the date of the Acquisition of $14.75 per share. During fiscal year 1997, 377,995 shares were sold leaving 305,178 shares at June 30, 1997 valued at $2.7 million or $8.91 per share. The market value of this asset is subject to changes in the market price of CyberGuard stock. The amount the Company will ultimately realize from any disposition of these securities could differ materially from the amount reflected in the June 30, 1997 consolidated balance sheet.

     Transition expenses include charges for costs associated with the combination of Concurrent and the HCSC Real-Time Division.

     The following unaudited pro forma financial information gives effect to the Acquisition as if it had been consummated as of July 1, 1995 and 1994. In accordance with generally accepted accounting principles, pro forma adjustments related to the depreciation and amortization of assets, preferred stock dividends, interest income and certain other adjustments are included in
the  pro  forma  financial  information.    The  pro  forma  financial
information is not necessarily indicative of the results of operations that would have occurred had the Acquisition been in effect at the beginning of the periods nor of the future results of operations of the combined companies.


                     YEAR ENDED JUNE 30,
                    ---------------------
                      1996        1995
                    ---------  ----------
                   (DOLLARS IN THOUSANDS,
                   EXCEPT PER SHARE DATA)

Net sales           $133,871   $180,438
Net loss            $(44,498)  $  8,102)
Net loss per share  $  (1.10)  $  (0.22)

4.          REDEEMABLE  CONVERTIBLE  PREFERRED  STOCK

     In connection with the Acquisition (see note 3), Concurrent issued 1,000,000 shares of newly issued Class B 9.00% Cumulative Convertible Redeemable Exchangeable Preferred Stock ("Preferred Stock"). Each share of Preferred Stock is convertible into one or more shares of fully paid non-assessable shares of common stock of the Company at a conversion price of $2.50. The preferred stock was recorded at fair value when issued. The carrying value is increased to the redemption value by a change to stockholders' equity ratably over the period from issue date to redemption date. Cumulative dividends are accrued based on the preferred stock's stated rate of 9.00% per annum. During fiscal year 1997, CyberGuard Corporation converted 780,000 shares of Concurrent Preferred Stock into outstanding common stock. At June 30, 1997, the Company had 220,000 shares of Preferred Stock carried at $1.243 million with a current liquidation preference of $1.378 million. The stock is mandatorially redeemable on June 30, 2006 at liquidation value.

5.          PROVISION  FOR  RESTRUCTURING

     In June 1996, in connection with the Acquisition, the Company recorded a $23.2 million restructuring provision. Such charge, based on formal approved plans, included the estimated costs related to the rationalization of facilities, workforce reductions, asset writedowns and other costs which
represent  approximately  44%,  28%,  26%  and  2%,  respectively.    The
rationalization of facilities included the planned disposition of the Company's Oceanport, New Jersey facility, as well as the closing or downsizing of certain offices located throughout the world. The workforce reductions included the termination of approximately 200 employees worldwide, encompassing substantially all of the Company's employee groups. The asset writedowns are primarily related to the planned disposition of duplicative machinery and equipment.

     In October 1995, the Company's management approved a plan to restructure its operations. In connection with this restructuring, the Company recorded a $1.3 million provision. This plan provided for a reduction of approximately 55 employees worldwide and the downsizing or closing of certain office locations, representing approximately 85% and 15% of this provision.

     During the year ended June 30, 1996, the actual cash payments related to the 1996 restructurings amounted to approximately $1.4 million and were primarily related to employee termination costs. In the year ended June 30, 1997, cash expenditures related to this reserve were $9.6 million.

     During the year ended June 30, 1995, the Company recorded a $3.2 million restructuring provision in connection with its operational restructuring to reduce its worldwide cost structure. The provision included workforce reductions, office closings or downsizings and other related costs which represented approximately 60%, 30% and 10% of the provision, respectively. During the year ended June 30, 1996 actual cash payments related to the 1995 restructuring amounted to approximately $0.7 million.

     On May 5, 1992 the Company had entered into an agreement with the Industrial Development Authority (the "IDA") to maintain a presence in Ireland through April 30, 1998. In connection with the Acquisition, the Company closed its Ireland operations in December 1996. As a result of the closing, the Company may be required to repay grants to the IDA. Current negotiations with the IDA indicate that the potential liability is approximately $150,000 (100,000 Irish Pounds).

6.          DEBT  AND  LINES  OF  CREDIT

     On June 28, 1996, the Company entered into a new credit agreement providing for a $19.9 million credit facility which matures August 1, 1999 (the "New Credit Agreement"). The facility includes a $7.2 million term loan (the "Term Loan") and a $12.7 million revolving credit facility (the "Revolver"). In addition, the Company is a guarantor for notes totaling $2.8 million in connection with Concurrent Nippon Corporation, a joint venture of Concurrent Computer Corporation and Nippon Steel Corporation.

     At June 30, 1997, the outstanding balances under the Term Loan and the Revolver were $6.2 and $3.1 million, respectively. The entire outstanding balance of the Revolver has been classified as a current liability at June 30, 1997. Both the Term Loan and the Revolver bear interest at the prime rate plus 2.0%. The Term Loan is payable in 28 monthly installments of approximately $139,000 each, commencing October 1, 1996 and ending January 1, 1999, with the final balance of approximately $3.3 million payable August 1, 1999. The Revolver may be repaid and reborrowed, subject to certain collateral requirements, at any time during the term ending August 1, 1999. The Company has pledged substantially all of its domestic assets as collateral for the Term Loan and the Revolver. The Company may repay the Term Loan at any time without penalty.

     On July 7, 1997, the Company closed on the sale of its Oceanport, New Jersey facility. Proceeds of $5.4 million were applied against the Company's debt. Certain early termination fees apply if the Company terminates the facility in its entirety prior to August 1, 1999.

     The New Credit Agreement contains various covenants (for periods subsequent to June 30, 1996) and restrictions, which among other things (1) place certain limits on corporate acts of the Company such as fundamental changes in the corporate structure of the Company, investments in other entities, incurrence of additional indebtedness, creation of liens or certain distributions or dispositions of assets, including cash dividends, and (2) require the Company to meet financial tests on a periodic basis, the most restrictive of which relate to the maintenance of collateral coverage and debt coverage all as defined in the agreement. In addition, the New Credit Agreement contains a subjective provision entitling the lender to accelerate payments under the Term Loan and Revolver. At June 30, 1997, the Company was in compliance with such covenants and restrictions.

     The Company's foreign subsidiaries have certain bank borrowing arrangements in local currencies which provide for borrowings of up to $6,619,000 at prevailing rates of interest ranging from 0.90625% to 9.25% at June 30, 1997. At June 30, 1997, $5,111,000 of demand notes were outstanding under such arrangements of which $1,832,000 is guaranteed by the minority shareholder in the Company's Japanese subsidiary and $2,843,000 is guaranteed by the Company (one of these demand notes is not guaranteed by either the Company or the minority shareholder). Foreign unused lines of credit can be withdrawn at any time at the option of either the Company or the lending institutions. The joint venture agreement with the Japanese subsidiary is to expire on June 30, 1998. Management believes that this joint venture will be renewed. There can be no assurance that the transaction will be completed as contemplated.

     Annual maturities of all the Company's debt (including $5,111,000 of foreign demand notes) are as follows:


                      ANNUAL
                    MATURITIES
              -----------------------
              (DOLLARS IN THOUSANDS)
   1998                        10,185
   1999                         1,165
   2000                         3,328
              -----------------------
       Total  $                14,678
              =======================

7.          INVENTORIES

     Inventories  consist  of:


                           JUNE 30,
                           --------
                        1997    1996
                       ------  -------
                   (DOLLARS IN THOUSANDS)
      Raw materials    $5,823  $ 8,789
      Work-in-process   2,191      352
      Finished goods      385    2,542
                       ------  -------
                       $8,399  $11,683
                       ======  =======

     At June 30, 1997, some portion of the Company's inventory was in excess of the current requirements based upon the planned level of sales for fiscal year 1998. Accordingly, the Company has recorded a provision for inventory reserves of $4.8 million to reduce the value of the inventory to its estimated net realizable value. There can be no assurance that the amounts the Company will ultimately realize from the disposition of this inventory will not differ materially from the reported amounts.

8.          PROPERTY,  PLANT  AND  EQUIPMENT  AND  OTHER  LONG-TERM  ASSETS

     Property,  plant  and  equipment  consists  of:

                                                            JUNE 30,
                                                            --------
                                                         1997       1996
                                                      ---------  ---------
                                                    (DOLLARS IN THOUSANDS)
    Land                                              $    529   $  2,449
    Buildings and leasehold improvements                 2,820      3,015
    Machinery, equipment and customer support spares    33,920     55,202
                                                      ---------  ---------
                                                        37,269     60,666
    Less: Accumulated depreciation                     (23,062)   (44,213)
                                                      ---------  ---------
                                                      $ 14,207   $ 16,453
                                                      =========  =========


     For the years ended June 30, 1997, 1996 and 1995, depreciation and amortization expense for property plant and equipment amounted to $5,123,000, $9,254,000, and $10,641,000, respectively.

     In fiscal year 1996, the Company completed the sale of its Tinton Falls, New Jersey facility. The net proceeds from this transaction amounted to approximately $2.3 million. During the year and prior to the sale, the Company recorded a non-recurring charge of $1.7 million to adjust the book value of this facility to its estimated fair value of $2.3 million.

     During fiscal year 1996, in connection with the Acquisition and the resulting planned disposition of the Company's Oceanport, New Jersey facility, the book value of land and building related to this facility was written down by $6.8 million to its estimated fair value of $4.7 million, based upon a valuation by independent appraisers, and classified as a facility held for sale. The $6.8 million write down was included in the provision for restructuring recorded in the quarter ended June 30, 1996 (see Note 5). Subsequent to the end of the fiscal year, the sale was finalized. $5.5 million less closing costs of $0.1 million was received by the Company and applied against the Company's debt. The Company realized a gain of $0.7 million with such sale that will be reflected in the statement of operations of the first quarter of fiscal year 1998.

9.          ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     Accounts  payable  and  accrued  expenses  consist  of:


                                           JUNE 30,
                                           --------
                                         1997    1996
                                       -------  -------
                               (DOLLARS IN THOUSANDS)
  Accounts payable - trade             $ 7,451  $ 9,453
  Accrued payroll, vacation and other
    employee expenses                    5,891    7,934
  Restructuring costs                    2,876   12,975
  Other accrued expenses                 7,648   10,276
                                       -------  -------
                                       $23,866  $40,638
                                       =======  =======

10.          INCOME  TAXES

     The domestic and foreign components of income (loss) before provision for income taxes are as follows:


                    YEAR ENDED JUNE 30,
                    -------------------
                1997    1996 (1)    1995
               ------  ---------  --------
                 (DOLLARS IN THOUSANDS)
United States  $3,202  $(35,588)  $(4,705)
Foreign         2,240    (4,171)    4,399
               ------  ---------  --------
               $5,442  $(39,759)  $  (306)
               ======  =========  ========

     (1)    Restated  to  reflect  prior  period  adjustment  (see  Note  18).

     The  components  of  the  provision  for  income  taxes  are  as follows:


                1997    1996    1995
               ------  ------  ------
               (DOLLARS IN THOUSANDS)
 Current:
    Federal    $    -  $    -  $    -
    Foreign     1,347   1,550   1,700
    State           -       -       -
               ------  ------  ------
       Total   $1,347  $1,550  $1,700
               ------  ------  ------

 Deferred:
    Federal    $    -  $    -  $    -
    Foreign        34       -       -
    State           -  $    -       -
               ------  ------  ------
        Total  $   34  $    -  $    -
               ------  ------  ------

Total          $1,381  $1,550  $1,700
               ======  ======  ======



     For the fiscal year ended June 30, 1995, the current provision for income taxes includes an equivalent charge of $300,000, which was fully offset in capital in excess of par value due to the utilization of tax loss carryforwards which originated prior to the Company's quasi-reorganization, effected on December 31, 1991.

     A reconciliation of the Federal statutory tax provision to the Company's provision for income taxes is as follows:


                                                               JUNE 30,
                                                               --------
                                                       1997     1996 (1)    1995
                                                     --------  ---------  --------
                                                        (DOLLARS IN THOUSANDS)

Income (loss) before provision for
  Income taxes                                       $ 5,442   $(39,759)  $  (306)
                                                     --------  ---------  --------
Tax at Federal statutory rate                          1,850    (13,518)     (104)
U.S. Federal and non U.S. net operating
  losses for which no tax benefit was recorded         3,335     12,617     2,890
U.S. Federal net operating losses from prior years
  for which benefit is recorded in the current year   (1,089)
Difference between U.S. and non
  U.S. income tax rates                                    -         70    (1,146)
Tax benefit related to permanent
  differences                                           (204)         -         -
State income tax benefit                                   -          -         -
Other                                                 (2,511)     2,381        60
                                                     --------  ---------  --------
Provision for income taxes                           $ 1,381   $  1,550   $ 1,700
                                                     ========  =========  ========

     (1)    Restated  to  reflect  prior  period  adjustment  (see  Note  18).

     As of June 30, 1997 and 1996, the Company's deferred tax assets were comprised of the following:


                                            JUNE 30,
                                            --------
                                          1997       1996
                                       ---------  ---------
                                (DOLLARS IN THOUSANDS)

Gross deferred tax assets related to:
    Net operating loss carryforwards   $ 35,900   $ 40,657
    Accumulated depreciation              8,316      7,579
    Restructuring reserves                4,029      7,833
    Inventory reserves                    6,698      5,609
    Accrued compensation                    655        496
    Post-retirement benefits                 (6)       844
    Other                                11,381      1,879
                                       ---------  ---------
    Total gross deferred tax assets      66,973     64,897
Valuation allowance                     (66,973)   (64,897)
                                       ---------  ---------
Net deferred tax assets                $      -   $      -
                                       =========  =========

     Any future benefits attributable to the net operating loss carryforwards which originated prior to the Company's quasi-reorganization are accounted for through adjustments to capital in excess of par value. Under Section 382 of the Internal Revenue Code, future benefits attributable to the net operating loss carryforwards and tax credits which originated prior to the Company's quasi-reorganization are limited to approximately $1.3 million per year and those which originated subsequent to the Company's quasi-reorganization through the date of the Company's 1993 comprehensive refinancing ("1993
Refinancing") are limited to approximately $0.3 million per year. The Company's net operating loss carryforwards begin to expire in 2004. As of June 30, 1997, after giving effect to the aforementioned Internal Revenue Code limitation, the Company has remaining utilizable net operating loss carryforwards of approximately $105.6 million for income tax purposes.
Approximately $61.0 million of these net operating loss carryforwards originated prior to the Company's quasi-reorganization, effected on December 31, 1991. In addition, approximately $9.0 million of these net operating loss carryforwards originated subsequent to the Company's quasi-reorganization through the date of the 1993 Refinancing.

     Deferred income taxes have not been provided on approximately $10.0 million of undistributed earnings of foreign subsidiaries, which originated subsequent to the Company's quasi-reorganization, primarily due to either the Company's required investment in certain subsidiaries or foreign tax rates which exceed the U.S. tax rate.

     Additionally, deferred income taxes have not been provided on approximately $3.0 million of undistributed earnings of foreign subsidiaries which originated prior to the Company's quasi-reorganization. The impact of both the subsequent repatriation of such earnings and the resulting offset, in full, from the utilization of net operating loss carryforwards will be accounted for through adjustments to capital in excess of par value.

     The valuation allowance for deferred tax assets as of June 30, 1997 and 1996 was approximately $67.0 million and $65 million, respectively. The net change in the total valuation allowance for the year ended June 30, 1997 was an increase of approximately $2 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As such, the deferred tax assets have been reduced by the valuation allowance since management considers more likely than not that some portion of these deferred tax assets will not be realized.

11.          GEOGRAPHIC  INFORMATION

     A  summary  of  the  Company's financial data by geographic area follows:


                                YEAR ENDED JUNE 30,
                                -------------------
                            1997       1996       1995
                          ---------  ---------  ---------
                               (DOLLARS IN THOUSANDS)
Net Sales:
    United States         $ 60,039   $ 43,119   $ 75,362
    Intercompany            11,031     10,065     15,265
                          ---------  ---------  ---------
                            71,070     53,184     90,627
                          ---------  ---------  ---------

    Europe                  28,119     27,668     39,431
    Intercompany             1,759        141        127
                          ---------  ---------  ---------
                            29,878     27,809     39,558
                          ---------  ---------  ---------

    Asia/Pacific            11,078     12,554     14,100
    Japan                    5,999     10,410      7,818
    Other                    3,132      2,049      3,433
                          ---------  ---------  ---------
                           121,157    106,006    155,536
    Eliminations           (12,790)   (10,206)   (15,392)
                          ---------  ---------  ---------
       Total              $108,367   $ 95,800   $140,144
                          =========  =========  =========

Operating income (loss):
    United States         $  4,881   $(17,110)  $ (5,139)
    Europe                     985    (18,583)     4,602
    Asia/Pacific             2,857      3,457      3,809
    Japan                   (1,055)      (388)    (1,792)
    Other                      565        441        863
    Eliminations             1,006       (687)      (261)
                          ---------  ---------  ---------
       Total              $  9,239   $(32,870)  $  2,082
                          =========  =========  =========


                             JUNE 30,
                             --------
                         1997        1996
                      ---------  -----------
                      (DOLLARS IN THOUSANDS)

Identifiable assets:
    United States     $ 42,105   $  103,601
    Europe              27,346    24,379 (1)
    Asia/Pacific        12,707       10,736
    Japan                4,962        8,467
    Other                2,079        2,438
    Eliminations       (25,671)     (69,548)
                      ---------  -----------
       Total          $ 63,528   $   80,073
                      =========  ===========

     (1)    Adjusted  to  reflect  the  prior period adjustment (see Note 18).

     Intercompany transfers between geographic areas are accounted for at prices similar to those available to comparable unaffiliated customers. Sales to unaffiliated customers outside the U.S., including U.S. export sales, were $49,534,000, $54,236,000 and $66,913,000 for the years ended June 30, 1997,
1996 and 1995, respectively, which amounts represented 46%, 57% and 48% of total sales for the respective years.

     Sales to the U.S. Government and its agencies amounted to approximately $27,737,000, $21,750,000 and $39,200,000 for the years ended June 30, 1997,
1996 and 1995, respectively, which amounts represented 26%, 23% and 28% of total sales for the respective years. The Company's revenues are derived from various customer sources including Unisys Corp., the prime contractor under the U.S. Department of Commerce's Next Generation Radar (NEXRAD) program and the U.S. Department of Commerce under the NEXRAD program. There were no other customers during 1997 representing more than 10% of total revenues.

12.          RETIREMENT  BENEFITS

     The Company maintains a retirement savings plan (the "Plan") available to U.S. employees which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company may make a discretionary matching contribution equal to 100% of the first 6% of employees' contributions. In fiscal year 1997, the Company matched 100% of the employees' Plan contributions up to 6%. In fiscal years 1996 and 1995, the Company provided an annual contribution of 2% of the employees' eligible earnings and matched 25% of the employees' Plan contributions up to 4%, in accordance with the terms of the Plan then in effect.

     The Company's annual and matching contributions under this plan are as follows:

                                               1997   1996  1995
                                              ------  ----  ----
                               (DOLLARS IN THOUSANDS)

         Annual contribution in common stock  $    -  $326  $518
         Matching contribution                 1,439   147   251
                                              ------  ----  ----

            Total                             $1,439  $473  $769
                                              ======  ====  ====

     Certain foreign subsidiaries of the Company maintain pension plans for their employees which conform to the common practice in their respective countries. The pension expense related to these plans amounted to $109,000, $263,000 and $381,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

     The funded status of the Company's international pension plans at June 30, 1997 and 1996 was as follows:


                                                   1997      1996
                                                 --------  --------
                               (DOLLARS IN THOUSANDS)

Actuarial present value of benefit obligations:
Vested benefit obligation                        $ 7,786   $ 7,751
Accumulated benefit obligation                     7,883     7,887

Projected benefit obligation                       9,304     9,556
Plan assets at fair value                         11,606    11,097
                                                 --------  --------

Plan assets in excess of projected
   Benefit obligation                              2,302     1,541
Unrecognized net asset at transition              (1,071)     (346)
Unrecognized net gain                             (2,640)   (2,112)
                                                 --------  --------

Accrued pension liability                        $(1,409)  $  (917)
                                                 ========  ========

     In determining the present value of benefit obligations and the expected return on plan assets for the Company's foreign pension plans, the following assumptions were used for the years ended June 30, 1997, 1996 and 1995:



                                                         1997               1996          1995
                                                ----------------------  ------------  ------------
                                                (DOLLARS IN THOUSANDS)
Discount rate                                             6.5% to 9.0%  6.5% to 9.0%  6.0% to 9.0%
Rate of increase in future compensation levels            3.5% to 7.0%  3.5% to 7.0%  4.0% to 7.0%
Expected long-term rate of return                         7.0% to 9.0%  7.0% to 9.0%  7.0% to 9.0%


     Plan assets are comprised primarily of investments in managed funds consisting of common stock, money market and real estate investments.

13.          POSTRETIREMENT  BENEFITS  OTHER  THAN  PENSIONS

     On July 1, 1993, the Company adopted the provisions of SFAS No. 106. In connection with the adoption of this standard, the Company recorded a non-cash charge of $3.0 million in fiscal year 1994, which represented the immediate recognition of the accumulated postretirement benefit obligation at the date of adoption.

     The plan was subject to amendment at the Company's discretion, and as a result of the Acquisition, a decision was made to terminate the plan. The Company recognized a $2.5 million gain from curtailment of the plan during fiscal year 1997.

14.          EMPLOYEE  STOCK  PLANS

     The Company has a Stock Option Plan providing for the grant of incentive stock options to employees and non-qualified stock options (NSO's) to employees, non-employee directors and consultants. The Stock Option Plan is administered by the Stock Award Committee comprised of members of the Compensation Committee of the Board of Directors or the Board of Directors, as the case may be. Under the plan, the Stock Award Committee may award, in addition to stock options, shares of Common Stock on a restricted basis. The plan also specifically provides for stock appreciation rights and authorizes the Stock Award Committee to provide, either at the time of the grant of an option or otherwise, that the option may be cashed out upon terms and conditions to be determined by the Committee or the Board. Only stock options, which for the most part contain limited stock appreciation rights in connection with a change of control followed by certain subsequent events, have been granted under the plan. The plan terminates on January 31, 2002. Stockholders have approved the purchase of up to 9,000,000 shares under the plan.

     Changes in options outstanding under the plan during the years ended June 30, 1997 and 1996 are as follows:


                                              1997                    1996
                                    -----------------------  ----------------------
                                                  WEIGHTED                WEIGHTED
                                                   AVERAGE                 AVERAGE
                                                  EXERCISE                EXERCISE
                                       SHARES       PRICE      SHARES*      PRICE
                                    ------------  ---------  -----------  ---------
Outstanding at  beginning of year     5,483,527   $    1.91   3,167,075   $    1.59
Granted                               1,711,000   $    2.26   3,085,675   $    2.09
Exercised                            (1,066,362)  $    1.12    (322,614)  $    1.42
Forfeited                              (111,936)  $    1.92    (446,609)  $    1.22
                                    ------------             -----------
Outstanding at year-end               6,016,229   $    2.15   5,483,527   $    1.91
                                    ============             ===========

Options exercisable   at year end     2,493,536               2,553,501

Weighted average fair value of
   Options granted during the year  $      2.19              $     2.09

     *  Corrected

     Options with respect to 2,493,536 shares of common stock, with an average exercise price of $2.15, were exercisable at June 30, 1997. The per share weighted-average fair value of the stock options granted during 1997 and 1996 was $3,024,711 and $5,037,527, respectively, on the date of grant using the Black Scholes option-pricing model. The weighted-average assumptions used were: 1997 - expected dividend yield 0%, risk-free interest rate of 5.7%, an expected life of 4.01 years and an expected volatility of 139%; 1996 - expected dividend yield 0%, risk-free interest rate of 5.52%, an expected life of 4.01 years and an expected volatility of 139%.

The following table summarizes information about stock options outstanding and exercisable at June 30, 1997:


             OUTSTANDING  OPTIONS                   OPTIONS EXERCISABLE
                ---------------------------------------------------------------------
                 WEIGHTED
                  AVERAGE                      WEIGHTED                     WEIGHTED
RANGE OF         REMAINING                      AVERAGE                      AVERAGE
EXERCISE        CONTRACTUAL                    EXERCISE                     EXERCISE
PRICES             LIFE      AT JUNE 30, 1997    PRICE    AT JUNE 30, 1997    PRICE
--------------  -----------  ----------------  ---------  ----------------  ---------
0.10 - $47.50   8.53 years         6,016,229  $    2.15         2,493,536  $    2.12

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in
the  financial  statements.    Had  the  Company  determined
compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) applicable to common shareholders and net income (loss) per share would have been reduced to the pro forma amounts indicated below:


                                    YEAR  ENDED  JUNE  30,
                                         1997     1996
                                        ------  ---------
                                    (DOLLARS IN THOUSANDS)
                                    ----------------------
Net income (loss) applicable to common
Shareholders
    As reported                         $3,750  $(41,309)
    Pro forma                           $1,844  $(44,483)

Net income (loss) per share
  As reported                           $ 0.08    ($1.35)
  Pro forma                             $ 0.04    ($1.46)

     Pro forma net income reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 3 years and compensation cost for options granted prior to July 1, 1995 is not considered.

15.          RIGHTS  PLAN

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

16.          QUARTERLY  CONSOLIDATED  FINANCIAL  INFORMATION  (UNAUDITED)

The following is a summary of quarterly financial results for the years ended June 30, 1997 and 1996:


                                               THREE  MONTHS  ENDED
                                               --------------------
                               SEPTEMBER 30,   DECEMBER 28,   MARCH 29,   JUNE 30,
                                   1996            1996          1997       1997
                              ---------------  -------------  ----------  ---------
1997                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Sales                     $       27,757   $      26,625  $   28,655  $  25,330
Gross Margin                  $       12,152   $      12,609  $   13,362  $  13,088
Net income (loss) (a)         $       (4,062)  $       2,695  $    2,280  $   3,148
Net income (loss) per share   $        (0.10)  $        0.06  $     0.05  $    0.07

(a)        Net loss for the quarter ended September 30, 1996 reflects a curtailment gain of $1.0 million and realized and unrealized losses on CyberGuard stock of $4.0 million.  Net income for the quarter ended December 28, 1996 reflects a curtailment gain  of $1.2 million and realized and unrealized gains on CyberGuard stock of $2.1
million.    Net  income for the quarter ended March 29, 1997 reflects a curtailment gain  of $0.3 million and realized and unrealized gains on CyberGuard stock of $0.1
million.      Net  income  for  quarter  ended  June 30, 1997 reflects realized and unrealized  gains  on  CyberGuard  stock  of  $0.3  million.


                                                THREE  MONTHS  ENDED
                                                --------------------
                               SEPTEMBER 30,    DECEMBER 31,   MARCH 31,    JUNE 30,
                                   1995             1995          1996      1996 (1)
                              ---------------  --------------  ----------  ----------
1996                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                     $       26,452   $      24,483   $   26,173  $  18,692
Gross margin                  $       11,205   $      10,587   $   10,890  $   2,583
Net income (loss) (b)         $       (3,632)  $      (2,557)  $      533  $ (35,653)
Net income (loss) per share   $        (0.12)  $       (0.08)  $      .02  $   (1.16)

           (1)   Adjusted to reflect a $1.6 million prior period adjustment (see Note
18).

(b)          Net  loss for the three months ended December 31, 1995 and June 30, 1996 reflect  a  provision for restructuring of $1.3 and $23.2 million, respectively.  Net income for the three months ended September 30, 1995 reflects non-recurring charge of
$1.7  million  to  reduce  the  carrying amount of certain assets held for sale.  Net income  for  the  three months ended June 30, 1996 reflects a provision for inventory reserves  of  $2.6  million.

17.          COMMITMENTS  AND  CONTINGENCIES

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

     At June 30, 1997, future minimum payments under non-cancelable operating leases for the fiscal years ending June 30 of each year are as follows:


            (DOLLARS  IN  THOUSANDS)
1998                 $3,662
1999                  1,977
2000                  1,310
2001                    361
2002 and thereafter     379
                     ------
                     $7,689
                     ======

     Rent  expense  amounted to $3,776,000, $4,871,000, and $6,686,000 for the years  ended  June  30,  1997,  1996  and  1995,  respectively.

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

     The Company has entered into employment agreements with its executive officers. In the event an executive officer is terminated directly by the Company without cause or in certain circumstances constructively by the Company, the terminated officer will be paid severance compensation for a one-year period (a two-year period in the case of the Chief Executive Officer) in an annualized amount equal to the respective officer's annual salary then in effect plus an amount equal to the then most recent annual bonus paid or, if determined, payable, to such officer. At June 30, 1997, the maximum contingent liability under these agreements is approximately $2.2 million. The Company's employment agreements with its executive officers contain certain offset provisions, as defined in their respective agreements.

18.          PRIOR  PERIOD  ADJUSTMENT

     The Company has restated its consolidated financial statements for the year ended June 30, 1996. This action resulted from the identification of certain foreign assets that were disposed of in fiscal year 1996. The impact of these adjustments on the Company's financial results as originally reported is summarized below:


                                                      YEAR ENDED JUNE 30, 1996
                                                     ---------------------------
DOLLAR AMOUNTS IN THOUSANDS (EXCEPT PER SHARE DATA)  AS REPORTED    AS RESTATED
                                                     ------------  -------------
Other Non-recurring Charges                          $      1,700  $      3,297
Net Loss                                             $     39,712  $     41,309
Net Loss per Share                                   $       1.30  $       1.35

Accounts Receivable                                  $     27,948  $     27,807
Total Current Assets                                 $     55,654  $     55,513
Total Assets                                         $     80,214  $     80,073
Accumulated Deficit                                  $     76,740  $     78,337
Cumulative Translation Adjustment                             798          (658)
Total Equity                                         $      7,068  $      6,927
Total Liabilities and Equity                         $     80,214  $     80,073


19.          NEW  ACCOUNTING  PRONOUNCEMENTS

     In June 1997 the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items to be recognized under accounting standards as components of comprehensive income to be reported in a separate financial statement. The Company does not believe that the adoption of SFAS No. 130 will have a significant impact on the Company's financial reporting.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. The Company does not believe that the adoption of SFAS No. 131 will have a significant impact on the Company's financial reporting.

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include (i) eliminating the presentation of primary EPS and replacing it with basic EPS,
(ii) eliminating the modified treasury stock method and the three percent materiality provision and (iii) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not believe that the adoption of SFAS No. 128 will have a significant impact on the Company's reported EPS.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On June 27, 1996, the Company acquired the assets of the Real-Time Division of Harris Computer Systems Corporation ("HCSC"), along with 683,178 shares of newly issued shares of HCSC, which was renamed CyberGuard Corporation, in exchange for 10,000,000 shares of Concurrent common stock, 1,000,000 shares of convertible exchangeable preferred stock of Concurrent with a 9% cumulative annual dividend payable quarterly in arrears and a liquidation preference of $6,263,000 and the assumption of certain liabilities relating to the HCSC Real-Time Division (the "Acquisition"). The aggregate purchase price of the Acquisition was approximately $18.7 million. The Acquisition has been accounted for as a purchase effective June 30, 1996.

     The Acquisition offered a number of significant strategic and financial benefits to Concurrent, including: an enhanced competitive position through the combination of the best technologies of the two businesses; a larger and more diverse market coverage; and, significant cost savings primarily obtained through headcount reductions, as well as facilities cost reductions through the integration of corporate management and administrative functions, the consolidation of production and research and development facilities and the consolidation of sales and service offices.

     The increase in total revenue during fiscal year 1997 reflects the anticipated continued decline in proprietary computer systems sales and the decline in service revenue, offset by the increase in revenue from the Acquisition. During fiscal year 1997, revenue from North American markets exceeded that of International markets, reversing the trend experienced over the last few years.

     The Company focused in 1997 on the consolidation of the operations of the HCSC Real-Time Division and Concurrent. The consolidation of research and development has resulted in a single line of products ranging from a software-only product to an eight-way, multiprocessing computer, all running the Company's real-time UNIX operating system, Power-Max, which combines the best features of Concurrent's and HCSC's technologies. The Company uses these products to exploit its three core markets (simulation, data acquisition, instrumentation and process control) and its two new markets (interactive real-time and software sales). See Markets in the BUSINESS section for further discussion regarding the Company's markets.

     The  Company  experienced  improvements  in  gross  margin resulting from increased volume due to the Acquisition, improved market focus and cost reductions and efficiencies gained by the closing of its Cork, Ireland operation and the scale-down of its Oceanport, New Jersey operation from approximately 285,000 square feet to approximately 25,000 square feet.

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

                                                    1997   1996 (1)   1995
                                                   ------  --------  ------
Net sales:
   Computer systems                                 51.4%     44.3%   51.4%
   Service and other                                48.6      55.7    48.6
                                                   ------  --------  ------
           Total net sales                         100.0     100.0   100.0
Cost of sales (% of respective sales category):
   Computer systems                                 49.7      64.8    53.6
   Service and other                                53.9      61.9    60.6
                                                   ------  --------  ------
           Total cost of sales                      52.7      63.2    56.7
Gross margin                                        47.3      36.8    43.3
Operating expenses:
   Research and development                         12.5      14.4    13.9
   Selling, general and administrative              26.4      31.1    26.3
   Restructuring expense                               -      25.6     2.3
   Sales and use tax credit                            -         -    (0.7)
   Transition                                        2.1         -       -
   Retirement plan reversal                         (2.3)        -       -
                                                   ------  --------  ------
           Total operating expenses                 38.7      71.1    41.8
                                                   ------  --------  ------
Operating income (loss)                              8.5     (34.3)    1.5
Interest expense                                    (1.9)     (2.4)   (1.9)
Interest income                                      0.2       0.2     0.4
Other non-recurring charge                             -      (3.4)   (0.7)
Realized and unrealized loss on CyberGuard stock    (1.5)        -       -
Other income (expense) - net                        (0.3)     (1.6)    0.5
                                                   ------  --------  ------
Income (loss) before provision for income taxes      5.0     (41.5)   (0.2)
Provision for income taxes                           1.3       1.6     1.2
                                                   ------  --------  ------
Net income (loss)                                    3.7%   (43.1)%  (1.4)%
                                                   ======  ========  ======

(1) Restated to reflect a $1.6 million prior period adjustment (see Note 18 to the consolidated financial statements).

RESULTS  OF  OPERATIONS

     FISCAL  YEAR  1997  IN  COMPARISON  TO  FISCAL  YEAR  1996

     Net  Sales

     Net sales for fiscal year 1997 were $108.4 million, an increase of $12.6 million from fiscal year 1996. This increase resulted from the Acquisition.

     Product sales increased by $13.2 million to $55.7 million. Maintenance and service sales decreased by $0.7 million to $52.7 million. The decline in maintenance and service sales experienced over the past few years by Concurrent continued and was offset partially by the Acquisition. This decrease is expected to continue in the future and to approximate the decline experienced in the past by the Company before the Acquisition. This decline was a result of customers switching to the Company's open systems which are less expensive to maintain and the cancellation of other proprietary computer maintenance contracts as the machines are removed from service.

     Gross  Margin

     Gross Margin, as measured in dollars and as a percentage of net sales, increased by $15.9 million to $51.2 million and by 10.5% to 47.3% compared to fiscal year 1996 results. Product gross margin increased by $13.1 million to $28.0 million and by 15.1% to 50.3%. This increase was the result of increased sales, efficiencies gained from the consolidation of Concurrent and the HCSC Real-Time Division, and the incorporation of the Night Hawk technology into the Concurrent product line. Fiscal year 1996 results also included a $4.5 million charge for inventory obsolescence and the consolidation of product line. The maintenance gross margin increased by $4.0 million as a result of efficiencies gained through the Acquisition. Fiscal year 1997 results included a $1.1 million charge for expenses associated with the combination of the two manufacturing and maintenance organizations into one organization.

     Operating  Income

     Operating income for fiscal year 1997 was $9.2 million compared to a loss of $32.9 million for fiscal year 1996. The increase in income was the result of increased sales and gross margin and the efficiencies gained through the Acquisition which resulted in a savings of $1.7 million in operating expenses (excluding the 1996 restructuring provision). Also included in the fiscal year 1996 loss was a charge of $24.5 million for restructuring. Also included in the operating expenses were $2.3 million of expenses attributed to the combination of Concurrent and the HCSC Real-Time Division. This one-time expense was offset by a reversal of postretirement benefits which were eliminated during the year and resulted in a $2.5 million credit to the income statement.

     Net  Income  (Loss)

     Net income for fiscal year 1997 was $4.1 million compared to a restated loss of $41.3 million for fiscal year 1996. The increase in income was the result of increased sales and gross margin and a decrease in operating expenses. Net interest expense decreased by $0.3 million as the Company decreased debt. In fiscal year 1997, the Company experienced a $1.6 million charge for the loss, realized and unrealized, on the sale and retention of the CyberGuard stock received in connection with the Acquisition. The Company still retained 305,178 shares of stock at the end of the fiscal year.

     FISCAL  YEAR  1996  IN  COMPARISON  TO  FISCAL  YEAR  1995

     Net  Sales
     ----------

     Net sales for fiscal year 1996 were $95.8 million, a decrease of $44.3 million from fiscal year 1995, partially reflecting the prolonged acquisition process. The sales decline was comprised of a decrease of $29.6 million, or 41.1%, in computer systems sales and a decrease of $14.7 million, or 21.6%, in service and other revenues. The decrease in computer system sales was primarily due to reduced shipments under the U.S. Department of Commerce's Next Generation Weather Radar (NEXRAD) program and reduced sales of open systems. The decline in sales of open systems is attributable to a decline in North America business, which was partially offset by an ongoing increase in international business. The decrease in sales is also attributable to the protracted nature of the Acquisition which created instability in the sales force. The decrease in service and other revenues was primarily due to the decline in computer system sales experienced in prior periods which resulted in fewer maintenance contracts and a decline in renewal rates on maturing contracts partially offset by approximately $0.3 million related to the impact of favorable foreign exchange rates.

     Gross  Margin
     -------------

     Gross  Margin,  as  measured in dollars and as a percentage of net sales, was $35.3 million and 36.8%, respectively, for fiscal year 1996 compared to $60.7 million and 43.3%, respectively, for fiscal year 1995. The decrease in gross margin dollars and percentage was primarily due to the aforementioned decline in net sales partially offset by cost savings resulting from the operational restructurings implemented during fiscal year 1995 and fiscal year 1996. Included in fiscal year 1996 cost of sales is a $4.5 million charge, reflecting the impact of consolidated product lines and a substantial portion of the Company's manufacturing operations, comprised of $2.6 million for excess inventory, $0.6 million for the write-off of customer support inventory and $1.3 million for employee and equipment relocation for both manufacturing and customer support.

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

     The $12.7 million decrease in operating expenses was primarily due to a $7.1 million decrease in selling, general and administrative expenses and a
$5.6 million decrease in net research and development expenses. The $5.6 million decrease in net research and development expenses reflects a $5.7 million decrease in gross research and development expenses partially offset by a $0.1 million decrease in the amount of software production costs which were capitalized during the period. The decrease in selling, general and administrative and gross research and development expenses is primarily due to cost savings resulting from the operational restructurings implemented during fiscal year 1995 and fiscal year 1996.

     Net  Income  (Loss)

     Net loss was $41.3 million for fiscal year 1996 compared to a loss of $2.0 million for fiscal year 1995. The $39.3 million change results from the $35.0 million decrease in operating income and a $4.4 million net increase in non-operating expenses. The increase in non-operating expenses was primarily due to a $2.2 million increase in other expenses, a $0.3 million decrease in interest income, and a $2.3 million increase in other non-recurring charges partially offset by a $0.3 million reduction in interest expense and a $0.2 million decrease in the provision for income taxes. $1.7 million of the current year non-recurring charge and the $1.0 million non-recurring charge from the previous year was a result of an adjustment of the carrying value to its estimated fair value based on current market conditions of the Company's Oceanport, New Jersey and Tinton Falls, New Jersey facilities, respectively. $1.6 million of the current year non-recurring charge represents a prior period adjustment (see Note 18 to the consolidated financial statements). The decrease in the provision for income taxes relates primarily to international operations.

FINANCIAL  RESOURCES  AND  LIQUIDITY

     The Company sold its Oceanport, New Jersey facility in July 1997 for $5.5 million. The net proceeds from the sale ($5.4 million) were used to reduce debt. The Company also sold 378,000 shares of CyberGuard stock for $4.6 million and at year-end continued to hold 305,178 shares, which represent an additional source of liquidity. Concurrent's liquidity is dependent on many factors, including sales volume, operating profit ratio, debt service and the efficiency of asset use and turnover. The future liquidity of Concurrent depends to a significant extent on (i) the actual versus anticipated decline in sales of proprietary systems and service maintenance revenue; (ii) revenue growth from open systems; and (iii) ongoing cost control actions. Liquidity will also be affected by: (i) timing of shipments which predominately occur during the last month of the quarter; (ii) the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles and which receivables are not included in Concurrent's borrowing base under its revolving credit facility; (iii) the sales level in the United States where related accounts receivable are included in the borrowing base of Concurrent's revolving credit facility; (iv) the number of countries in which Concurrent will operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases. The Company believes that it will be able to fund fiscal 1998 operations, through its operating results and existing financing facilities.

     On June 28, 1996, the Company entered into a new agreement providing for a $19.9 million credit facility which matures August 1, 1999. The facility includes a $7.2 million term loan (the "Term Loan") and a $12.7 million revolving credit facility (the "Revolver"). The Revolver represents a $4.7 million increase to the maximum revolver amount, subject to certain restrictions.

     At June 30, 1997, the outstanding balances under the Term Loan and the Revolver were $6.0 and $3.1 million, respectively. The entire outstanding balance of the Revolver has been classified as a current liability at June 30, 1997. Both the Term Loan and the Revolver bear interest at the prime rate plus 2.0%. The Term Loan is payable in 28 monthly installments of approximately $139,000 each, commencing October 1, 1996 and ending January 1, 1999, with the final balance of approximately $3.3 million payable August 1, 1999. The Revolver may be repaid and reborrowed, subject to certain collateral requirements, at any time during the term ending August 1, 1999. The Company has pledged substantially all of its domestic assets as collateral for the Term Loan and the Revolver. The Company may repay the Term Loan at any time without penalty. Certain early termination fees apply if the Company terminates the facility in its entirety prior to August 1, 1999.

     The Company's joint venture agreement regarding its Japanese subsidiary has been renewed through June 30, 1998. In the event such agreement is not further extended, the Company could be required to satisfy the then outstanding amount of demand notes which are guaranteed by the Company ($2.8 million at June 30, 1997). There can be no assurance that the agreement will be extended or, in the event the agreement is not extended, that the Company will be able to fully satisfy its demand note requirements.

     As of June 30, 1997, the Company had a current ratio of 1.12 to 1, an inventory turnover ratio of 2.8 times (based on computer systems cost of sales) and net working capital of $4.7 million. At June 30, 1997, cash and cash equivalents amounted to $4.0 million and accounts receivable amounted to $25.7 million.

     In June 1996, in connection with the Acquisition, the Company recorded a $23.2 million restructuring provision. Such charge, based on formal approved plans, included the estimated costs related to the rationalization of facilities, workforce reductions, asset writedowns and other costs which
represent  approximately  44%,  28%,  26%  and  2%,  respectively.    The
rationalization  of  facilities  included  the  planned  disposition  of  the

Company's Oceanport, New Jersey facility, as well as the closing or downsizing of certain offices located throughout the world. The workforce reductions included the termination of approximately 200 employees worldwide, encompassing substantially all of the Company's employee groups. The asset writedowns are primarily related to the planned disposition of duplicative machinery and equipment.

     In October 1995, the Company's management approved a plan to restructure its operations. In connection with this restructuring, the Company recorded a $1.3 million provision. This plan provided for a reduction of approximately 55 employees worldwide and the downsizing or closing of certain office locations, representing approximately 85% and 15% of this provision.

     During the year ended June 30, 1996, the actual cash payments related to the 1996 restructurings amounted to approximately $1.4 million and were primarily related to employee termination costs. In the year ended June 30, 1997, cash expenditures related to this reserve were $9.6 million.

     The Company plans to continue to evaluate and manage its resources to anticipated revenue levels to achieve improved profitability. The Company believes that it will be able to meet its obligations when due through its operating results and its existing financing facilities. The Company may also utilize its CyberGuard common stock holdings as an additional source of liquidity if needed. However, there can be no assurance that the Company's operating and financing efforts will be achieved.

NEW  ACCOUNTING  STANDARDS  NOT  YET  ADOPTED

     In June 1997 the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items to be recognized under accounting standards as components of comprehensive income to be reported in a separate financial statement. The Company does not believe that the adoption of SFAS No. 130 will have a significant impact on the Company's financial reporting.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. The Company does not believe that the adoption of SFAS No. 131 will have a significant impact on the Company's financial reporting.

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include (i) eliminating the presentation of primary EPS and replacing it with basic EPS,
(ii) eliminating the modified treasury stock method and the three percent materiality provision and (iii) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not believe that the adoption of SFAS No. 128 will have a significant impact on the Company's reported EPS.


                               CONCURRENT COMPUTER CORPORATION

                                   SELECTED FINANCIAL DATA
                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        YEARS  ENDED  JUNE  30,
                                         ---------------------------------------------------
INCOME STATEMENT DATA                      1997    1996 (1)     1995       1994       1993
---------------------------------------  --------  ---------  ---------  ---------  --------
Net sales                                $108,367  $ 95,800   $140,144   $179,031   $220,464
Gross margin                               51,211    35,265     60,667     76,041    104,841
Operating income (loss)                     9,239   (32,870)     2,082     (6,993)    18,738
Income (loss) before extraordinary
  Gain (loss) and cumulative effect
  of change in  accounting  principles      4,061   (41,309)    (2,006)   (11,631)     3,869
Net income (loss)                        $  4,061  $(41,309)  $ (2,006)  $(39,824)  $  3,869
Income (loss) per share:
Income (loss) before extraordinary
  Gain (loss) and cumulative effect
  of change in  accounting  principles       0.08     (1.35)     (0.07)     (0.41)      0.40
  Net income (loss)                      $   0.08  $  (1.35)  $  (0.07)  $  (1.42)  $   0.40


                                               YEARS  ENDED  JUNE  30,
                                 ------------------------------------------------
BALANCE SHEET DATA                1997    1996 (1)    1995      1994       1993
-------------------------------  -------  ---------  -------  ---------  --------
Cash and short-term investments  $ 4,024  $  3,562   $ 5,728  $  9,374   $ 30,422
Working capital                    4,694      (966)    1,865      (616)    36,673
Total assets                      63,528    80,073    98,359   123,170    157,086
Long-term debt                     4,493     6,603     9,536    13,240     67,938
Redeemable preferred stock         1,243     5,610         -         -          -
Stockholders' equity              18,120     6,927    35,170    35,048     18,503
Book value per share             $  0.39  $   0.17   $  1.16  $   1.18   $   1.94

(1) Restated to reflect a $1.6 million prior period adjustment (see Note 18 to the consolidated financial statements).

                                                                   SCHEDULE II

                                 CONCURRENT COMPUTER CORPORATION

                                VALUATION AND QUALIFYING ACCOUNTS
                         FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                      (DOLLARS IN THOUSANDS)



                                    BALANCE AT   CHARGED TO                              BALANCE
                                     BEGINNING    COSTS AND                    OTHER      AT END
DESCRIPTION                           OF YEAR     EXPENSES     DEDUCTIONS       (A)      OF YEAR
----------------------------------  -----------  -----------  ------------  -----------  --------
Reserves and allowances deducted
from asset accounts:

1997
Reserve for inventory obsolescence
   and shrinkage                    $    10,677            -  $    (1,641)  $(4,243)(d)  $  4,793
Allowance for  doubtful accounts          1,143          320         (550)           -        913

1996
Reserve for inventory obsolescence
   and shrinkage                    $     8,544  $     4,904  $ (2,597)(b)  $     (174)  $ 10,677
Allowance for  doubtful accounts          1,434          135      (155)(c)           -      1,143

1995
Reserve for inventory obsolescence
   and shrinkage                    $     6,138  $     5,037  $ (2,712)(b)  $       81   $  8,544
Allowance for  doubtful accounts          3,405          130    (2,117)(c)          16      1,434


(a)          Includes  adjustments to the reserve account and allowance for doubtful accounts for foreign  currency  translation.
(b)          Charges  and  adjustments to the reserve account primarily for inventory write offs.
(c)       Charges to the reserve account for uncollectible amounts written off and credits issued during  the  year.
(d)          Decrease in the reserve due to transfer of spares and good on loan inventory and the related reserves to property, plant and equipment and accumulated depreciation, respectively, due to  a  change  in  accounting  policy.
