Form 10-Q
period 1997-09-30
CONCURRENT COMPUTER CORP/DE
filed 1997-11-14
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                --------------


                                   FORM 10-Q


                                  (Mark One)

            X  Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                   For the Quarter Ended September 30, 1997

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


Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of November 13, 1997 were 47,202,203.

PART  I          FINANCIAL  INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

                        CONCURRENT COMPUTER CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                       1997      1996
                                                     --------  --------
Net sales
  Computer systems                                   $ 8,866   $13,374
  Service and other                                   11,739    14,383
                                                     --------  --------
    Total                                             20,605    27,757

Cost of sales
  Computer systems                                     4,277     7,109
  Service and other                                    6,445     7,758
  Transition                                               -       738
                                                     --------  --------
    Total                                             10,722    15,605
                                                     --------  --------

Gross margin                                           9,883    12,152

Operating expenses:
  Research and development                             2,820     3,356
  Selling, general and administrative                  6,024     7,231
  Transition/restructuring                              (607)    1,234
  Post-retirement benefit reversal                         -      (981)
                                                     --------  --------

Total operating expenses                               8,237    10,840

Operating income (loss)                                1,646     1,312

Interest expense                                        (262)     (659)
Interest income                                           22        52
Other non-recurring charge                               420    (4,068)
Other income (expense) - net                            (201)     (259)
                                                     --------  --------

Income (loss) before provision for income taxes        1,625    (3,622)

Provision for income taxes                               325       440
                                                     --------  --------

Net income (loss)                                    $ 1,300   $(4,062)
Preferred stock dividends and accretion of
  mandatory redeemable preferred shares                  (18)        -
                                                     --------  --------
Net income (loss) available to common shareholders   $ 1,282   $(4,062)
                                                     ========  ========

Net income (loss) per share                          $  0.03   $ (0.10)
                                                     ========  ========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                  STATEMENTS.


                             CONCURRENT COMPUTER CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                                 (DOLLARS IN THOUSANDS)

                                                                  SEPT. 30,    JUNE 30,
                                                                    1997         1997
                                                                 -----------  ----------
ASSETS
Current assets:
  Cash and cash equivalents                                      $    4,809   $   4,024
  Trading securities                                                      -       2,718
  Accounts receivable - net                                          22,000      25,720
  Inventories                                                         7,983       8,399
  Prepaid expenses and other current assets                           1,231       2,286
                                                                 -----------  ----------
    Total current assets                                             36,023      43,147
Property, plant and equipment - net                                  13,353      14,207
Facilities held for disposal                                              -       4,700
Other long-term assets                                                1,510       1,474
Total assets                                                     $   50,886   $  63,528
                                                                 ===========  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                  $    4,898   $   5,399
  Current portion of long-term debt                                     834       1,668
  Revolving credit facility                                               -       3,118
  Accounts payable and accrued expenses                              17,779      23,866
  Deferred revenue                                                    4,213       4,402
                                                                 -----------  ----------
    Total current liabilities                                        27,724      38,453

Long term debt                                                        1,132       4,493
Other long-term liabilities                                           1,165       1,219
    Total liabilities                                                30,021      44,165
                                                                 -----------  ----------

Class B 9% cumulative convertible, redeemable, exchangeable
  preferred stock, mandatory redemption value of $751,560; $.01 par value per share, 1,000,000 authorized; 120,000 issued and
  outstanding at September 30, 1997                                     682       1,243
Stockholders' equity:
  Common stock                                                          465         461
  Capital in excess of par value                                     93,442      92,650
  Accumulated deficit after eliminating accumulated deficit of
    $81,826 at December 31, 1991, date of quasi-reorganization      (73,305)    (74,587)
  Treasury stock                                                        (58)        (58)
  Cumulative translation adjustment                                    (361)       (346)
    Total stockholders' equity                                       20,183      18,120
                                                                 -----------  ----------

Total liabilities and stockholders' equity                       $   50,886   $  63,528
                                                                 ===========  ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                           CONCURRENT COMPUTER CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                    1997       1996
                                                                  ---------  --------
Cash flows provided by operating activities:
  Net income (loss)                                               $  1,300   $(4,062)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Unrealized loss on CyberGuard Stock                                  -     3,698
    Realized (gain) loss on CyberGuard Stock                          (420)      376
    Gain on sale of facility                                          (706)        -
    Depreciation, amortization and other                             1,295     1,160
    Other non-cash expenses                                            671     1,020
    Decrease (increase) in current assets:
      Accounts receivable                                            3,720     1,655
      Inventories                                                      416    (1,043)
      Prepaid expenses and other current assets                      1,055       804
    Decrease in current liabilities other than debt obligations     (6,292)   (3,242)
    Decrease (increase) in other long-term assets                      (50)    1,186
    Decrease in other long-term liabilities                            (54)   (1,080)
                                                                  ---------
  Total adjustments to net income (loss)                              (365)    4,534
                                                                  ---------  --------

Net cash provided by operating activities                              935       472
                                                                  ---------  --------

Cash flows provided by investing activities:
  Net additions to property, plant and equipment                      (427)     (833)
  Net proceeds from sale of trading securities                       2,668       974
  Proceeds from sale of facility                                     5,406         -
Net cash provided by investing activities                            7,647       141
                                                                  ---------  --------

Cash flow provided by (used by) financing activities:
  Net proceeds of notes payable                                       (259)      393
  Proceeds of revolving credit facility                             17,593         -
  Payments of revolving credit facility                            (20,711)     (353)
  Proceeds of long-term debt                                             -         -
  Repayment of long-term debt                                       (4,194)     (101)
  Net proceeds from sale and
    issuance of common stock                                            32        85
                                                                  ---------  --------
Net cash provided by (used by) financing activities                 (7,539)       24
                                                                  ---------  --------
Effect of exchange rates on cash
  and cash equivalents                                                (258)      113
                                                                  ---------  --------
Increase in cash and cash equivalents                             $    785   $   750
                                                                  =========  ========

Cash paid during the period for:
    Interest                                                      $    264   $   500
                                                                  =========  ========
    Income taxes (net of refunds)                                 $    260   $   207
                                                                  =========  ========


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

2.          CHANGES  IN  ACCOUNTING  POLICY

     Post-retirement  Benefits  Other  Than  Pensions

     On July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Post-retirement Benefits Other Than Pensions" ("FAS No. 106"). This standard requires companies to accrue post-retirement benefits throughout the employees' active service periods until they attain full eligibility for those benefits. The transition obligation (the accumulated post-retirement benefit obligation at the date of adoption) may be recognized either immediately or by amortization over the longer of the average remaining service period of active employees or 20 years.

     In connection with the adoption of this standard in fiscal year 1994, the Company recorded a non-cash charge of $3.0 million representing the immediate recognition of the accumulated post-retirement benefit obligation at the date of the adoption.

     As a result of the Acquisition as defined in Management's Discussion and Analysis, the Company terminated the retirement benefits of current employees and former employees who are not yet retired. In the quarter ended September 30, 1996, a curtailment gain of $1.0 million was recognized. The total year-to-date curtailment gain during fiscal year 1997 was $2.5 million. The Company believes there will be no material expenses in connection with this Plan.

     Stock-Based  Compensation

     Prior to July 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. During fiscal year 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures (which for the Company would include employee stock option grants made in fiscal year 1996 and future years) as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

3.            INCOME  (LOSS)  PER  SHARE

     Income (loss) per share for the three months ended September 30, 1997 and 1996, respectively, is based on the weighted average number of shares of common stock outstanding. The number of shares used in computing primary and fully diluted earnings per share for the three months ended September 30, 1997 was 46,648,000 and 47,255,000, respectively. For the three months ended September 30, 1996, the weighted average number of shares outstanding was 42,345,000.

4.          TRADING  SECURITIES

     As of June 30, 1996, the Company held 683,173 shares of CyberGuard stock with a market value of $14.75 per share. During the quarter ended September 30, 1996 the Company sold 91,500 shares at $10.645 per share, resulting in a realized loss of $376 thousand. In addition, the value of the stock at the end of the quarter ended September 30, 1996 was $8.50 per share, resulting in an unrealized loss of $3.7 million. During the remainder of fiscal year 1997, the company sold 286,495 shares leaving 305,178 shares at June 30, 1997 valued at $2.7 million or $8.91 per share.

     During the quarter ended September 30, 1997, 259,352 shares of CyberGuard stock were sold resulting in a realized gain for the period of $358 thousand. On September 4, 1997, 45,826 shares valued at $10.25 per share were issued as bonuses to Company employees. This resulted in a realized gain of $62 thousand.

5.          INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method. The components of inventories are as follows:

     (DOLLARS  IN  THOUSANDS)


                 SEPT. 30,   JUNE 30,
                    1997       1997
                 ----------  ---------
Raw Materials    $    5,863  $   5,823
Work-in-process       1,443      2,191
Finished Goods          677        385
                 ----------  ---------
                 $    7,983  $   8,399
                 ==========  =========


6.          ACCUMULATED  DEPRECIATION

     Accumulated depreciation for property, plant and equipment at September 30, 1997 and June 30, 1997 was $22,871,000 and $23,062,000 respectively. The decrease  primarily  reflects  exchange  rate  fluctuations.

7.          ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     (DOLLARS  IN  THOUSANDS)


                               SEPT. 30,   JUNE 30,
                                  1997       1997
                               ----------  ---------
Accounts payable, trade        $    4,811  $   7,451
Accrued payroll, vacation and
  other employee expenses           5,300      5,891
Restructuring reserve               1,474      2,876
Other accrued expenses              6,194      7,648
                               ----------  ---------
                               $   17,779  $  23,866
                               ==========  =========


8.          SALE  OF  FACILITY

     During fiscal year 1996, in connection with the Acquisition (as hereinafter defined) and the resulted planned disposition of the Company's Oceanport, New Jersey facility, the book value of land and building related to this facility was written down by $6.8 million to its estimated fair value of $4.7 million, based on a valuation by independent appraisers, and classified as a facility held for sale. In the quarter ended September 30, 1997, the sale of this facility was finalized. $5.5 million less closing costs of $0.1 million was received by the Company and applied against the Company's debt. The Company realized a gain of $0.6 million that is reflected in the statement of operations as an operating income and accrued $0.1 million for potential expenses which may occur while transferring the building to the new owners.

9.          PROVISION  FOR  RESTRUCTURING

     The Company recorded a restructuring provision of $24.5 million during the year ended June 30, 1996. This charge included the estimated costs related to the rationalization of facilities, workforce reductions, asset writedowns and other costs. The balance of the restructuring reserve at June 30, 1996 was $13.0 million. During fiscal year 1997, expenditures related to this restructuring amounted to approximately $10.1 million leaving a balance $2.9 million at June 30, 1997.

During the quarter ended September 30, 1997, restructuring expenditures amounted to $1.4 million representing workforce reductions and lease
terminations.   The balance of the restructuring reserve at September 30, 1997 was  $1.5  million.

     On May 5, 1992, the Company had entered into an agreement with the Industrial Development Authority (the "IDA") to maintain a presence in Ireland through April 30, 1998. In connection with the Acquisition, the Company closed its Ireland operations in December 1996. As a result of the closing, the Company may be required to repay grants to the IDA. Current negotiations with the IDA indicate that the potential liability is approximately $150,000 (100,000 Irish Pounds).

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

RESULTS  OF  OPERATIONS

THE QUARTER ENDED SEPTEMBER 30, 1997 COMPARED WITH THE QUARTER ENDED SEPTEMBER 30, 1996.

     Net Sales. Net sales decreased to $20.6 million for the quarter ended September 30, 1997 from $27.8 million in the comparable period a year ago. The Company considers its computer systems and service business to be one class of products.

Net product sales were $8.9 million for the quarter ended September 30, 1997 as compared with $13.4 million for the quarter ended September 30, 1996. Sales of proprietary systems continue to decline, and the selling price of open systems is significantly lower than that of proprietary products. Maintenance sales decreased from $14.4 million in the quarter ended September 30, 1996 to $11.7 million in the quarter ended September 30, 1997 continuing the decline experienced over the past years as customers move from proprietary systems to open systems which require less maintenance.

     Gross Margin. Gross margin decreased $2.3 million during the current quarter to $9.9 million (48.0% as a percentage of sales) compared with $12.2 million (43.8%) for the three months ended September 30, 1996. The decrease reflects the Company's lower sales this quarter.

     Operating Income. Operating income increased $0.3 million to a profit of $1.6 million in the current quarter compared with an income of $1.3 million in the quarter ended September 30, 1996. Expenses decreased $2.6 million in the current quarter compared with the quarter ended September 30, 1996, which is primarily due to continued cost reduction efforts and the reduction of transition costs as the transition process relating to the Acquisition has been completed.

     Net Income. Net income increased from a loss of $4.1 million in the quarter ended September 30, 1996 to a profit of $1.3 million in the current quarter. The increase of $5.4 million is due to the expense reductions discussed above, a reduction in interest expense due to decreased borrowings, and a $0.4 million gain on CyberGuard stock in the current quarter as compared to a $4.1 million loss on CyberGuard stock in the quarter ended September 30, 1996.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company sold its Oceanport, New Jersey facility in July 1997 for $5.5 million. The net proceeds for the sale ($5.4 million) were used to reduce debt. The company also sold 259,352 shares of CyberGuard stock for $2.7 million during the current quarter which was used in operations. The Company's liquidity is dependent on many factors, including sales volume, operating profit ratio, debt service and the efficiency of asset use and turnover. The future liquidity of the Company depends to a significant extent on (i) the actual versus anticipated decline in sales of proprietary systems and service maintenance revenue; (ii) revenue growth from open systems; (iii) both the related costs and the length of time to realize the anticipated benefits from the combination of the real-time businesses of the Company and HCSC; and (iv) ongoing cost control actions. Liquidity will also be affected by: (i) timing of shipments which predominately occur during the last month of the quarter; (ii) the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles and which receivables are not included in the Company's borrowing base under its revolving credit facility; (iii) the sales level in the United States where related accounts receivable are included in the borrowing base of the Company's revolving credit facility; (iv) the number of countries in which the Company will operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases. The Company believes that it will be able to fund 1998 operations through its operating results and existing financing facilities. There is no assurance that the Company's plans will be achieved.

     On June 28, 1996, the Company entered into a new agreement providing for a $19.9 million credit facility which matures August 1, 1999. The facility includes a $7.2 million term loan (the "Term Loan") and a $12.7 million revolving credit facility (the "Revolver"). The Revolver represents a $4.7 million increase to the maximum revolver amount, subject to certain restrictions.

     At September 30, 1997, the outstanding balances under the Term Loan and the Revolver were $1.8 million and $0, respectively. Both the Term Loan and the Revolver bear interest at the prime rate plus 2.0%. The Term Loan is payable in 28 monthly installments of approximately $139,000 each, commencing October 1, 1996 and ending January 1, 1999, with the final balance of approximately $3.3 million payable August 1, 1999. The Revolver may be repaid and reborrowed, subject to certain collateral requirements, at any time during the term ending August 1, 1999. The Company has pledged substantially all of its domestic assets as collateral for the Term Loan and the Revolver. The Company may repay the Term Loan at any time without penalty. Certain early termination fees apply if the Company terminates the facility in its entirety prior to August 1, 1999.

     The Company's joint venture agreement regarding its Japanese subsidiary has been renewed through June 1998. In the event such agreement is not further extended, the Company could be required to satisfy the then outstanding amount of demand notes which are guaranteed by the Company ($2.7 million at September 30, 1997). There can be no assurance that the agreement will be extended or, in the event the agreement is not extended, that the Company will be able to fully satisfy its demand note requirements.

     The Company had cash and cash equivalents on hand of $4.8 million representing an increase from $4.0 million as of June 30, 1997 primarily due to the sale of the Oceanport building and the sale of the remaining CyberGuard stock. Accounts receivable decreased by $3.7 million due to improved collections. Accounts payable and accrued expenses decreased by $6.1 million due primarily to an improvement in days outstanding of accounts payable and a reduction of the restructure reserve.

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

SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  NET  SALES


                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                   1997    1996
                                                  ------  -------
Net sales
  Computer systems                                 43.0%    48.2%
  Service and other                                57.0%    51.8%
                                                  ------  -------
    Total                                         100.0%   100.0%

Cost of sales
  Computer systems                                 48.2%    53.2%
  Service and other                                54.9%    53.9%
  Transition                                        0.0%  n/a
                                                  ------  -------
    Total                                          52.0%    56.2%
                                                  ------  -------

Gross margin                                       48.0%    43.8%

Operating expenses:
  Research and development                         13.7%    12.1%
  Selling, general and administrative              29.2%    26.1%
  Transition/restructuring                        (2.9%)     4.4%
  Post-retirement benefit reversal                  0.0%   (3.5%)
                                                  ------  -------

Total operating expenses                           40.0%    39.1%

Operating income (loss)                             8.0%     4.7%

Interest expense                                  (1.3%)   (2.4%)
Interest income                                     0.1%     0.2%
Other non-recurring charge                          2.0%  (14.7%)
Other income (expense) - net                      (1.0%)   (0.9%)
                                                  ------  -------

Income (loss) before provision for income taxes     7.9%  (13.0%)

Provision for income taxes                          1.6%     1.6%
                                                  ------  -------

Net income (loss)                                   6.3%  (14.6%)
                                                  ======  =======

PART  II          OTHER  INFORMATION

ITEM  6.          EXHIBITS  AND  REPORTS  OF  FORM  8-K

     (a)          Exhibits:

          (12)          Statement  on  computation  of  per  share  earnings

          (27)          Financial  Data  Schedule

     (b)          Reports  on  Form  8-K.

          None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report for the quarter ended September 30, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November  14,  1997          CONCURRENT  COMPUTER  CORPORATION



          By:      /s/ E. Courtney Siegel                                   E.
               --------------------------
                          COURTNEY  SIEGEL
                          Chairman  of  the  Board,  President
                          and  Chief  Executive  Officer



          By:    /s/ Daniel S. Dunleavy
               ------------------------
                     DANIEL S.DUNLEAVY
                     Executive Vice President, Chief Operating Officer and Chief Financial Officer
                     (Principal  Financial  and  Accounting  Officer)