Form 10-Q
period 1997-12-31
CONCURRENT COMPUTER CORP/DE
filed 1998-02-11
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                --------------


                                   FORM 10-Q


                                  (Mark One)

          X       Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                    For the Quarter Ended December 31, 1997

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


Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of February 6, 1998 were 47,301,531.

PART  I          FINANCIAL  INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS


                                    CONCURRENT COMPUTER CORPORATION
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                         DECEMBER 31,    DECEMBER 28,    DECEMBER 31,    DECEMBER 28,
                                             1997            1996            1997            1996
                                        --------------  --------------  --------------  --------------
Net sales
  Computer systems . . . . . . . . . .  $       9,759   $      12,870   $      18,625   $      26,244
  Service and other. . . . . . . . . .         11,257          13,755          22,996          28,138
                                        --------------  --------------  --------------  --------------
    Total. . . . . . . . . . . . . . .         21,016          26,625          41,621          54,382

Cost of sales
  Computer systems . . . . . . . . . .          4,516           6,796           8,793          13,905
  Service and other. . . . . . . . . .          5,737           7,156          12,182          14,914
  Transition . . . . . . . . . . . . .              -              64               -             802
                                        --------------  --------------  --------------  --------------
    Total. . . . . . . . . . . . . . .         10,253          14,016          20,975          29,621
                                        --------------  --------------  --------------  --------------

Gross margin . . . . . . . . . . . . .         10,763          12,609          20,646          24,761

Operating expenses:
  Research and development . . . . . .          2,694           3,443           5,514           6,799
  Selling, general and administrative.          5,870           7,797          11,894          15,028
  Transition/restructuring . . . . . .              -             872            (607)          2,106
  Post-retirement benefit reversal . .              -          (1,200)              -          (2,181)
                                        --------------  --------------  --------------  --------------

Total operating expenses . . . . . . .          8,564          10,912          16,801          21,752

Operating income . . . . . . . . . . .          2,199           1,697           3,845           3,009

Interest expense . . . . . . . . . . .           (188)           (532)           (450)         (1,191)
Interest income. . . . . . . . . . . .             36              29              58              81
Other non-recurring charge . . . . . .              -           2,192             420          (1,876)
Other income (expense) - net . . . . .            (41)           (161)           (242)           (420)
                                        --------------  --------------  --------------  --------------

Income (loss) before provision . . . .          2,006           3,225           3,631            (397)
  for income taxes

Provision for income taxes . . . . . .            583             530             908             970
                                        --------------  --------------  --------------  --------------

Net income (loss). . . . . . . . . . .  $       1,423   $       2,695   $       2,723   $      (1,367)
Preferred stock dividends and
  accretion of preferred shares. . . .              -               -             (18)              -
                                        --------------  --------------  --------------  --------------
Net income (loss) available to . . . .  $       1,423   $       2,695   $       2,705   $      (1,367)
                                        ==============  ==============  ==============  ==============
  common shareholders

Basic income (loss) per share. . . . .  $        0.03   $        0.06   $        0.06   $       (0.03)
                                        ==============  ==============  ==============  ==============

Diluted income per share . . . . . . .  $        0.03   $        0.06   $        0.06
                                        ==============  ==============  ==============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


                              CONCURRENT COMPUTER CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                                  (DOLLARS IN THOUSANDS)


                                                                 DECEMBER 31,    JUNE 30,
                                                                     1997          1997
                                                                --------------  ----------
      ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $       4,992   $   4,024
  Trading securities . . . . . . . . . . . . . . . . . . . . .              -       2,718
  Accounts receivable - net. . . . . . . . . . . . . . . . . .         19,665      25,720
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .          7,262       8,399
  Prepaid expenses and other current assets. . . . . . . . . .          1,705       2,286
                                                                --------------  ----------
    Total current assets . . . . . . . . . . . . . . . . . . .         33,624      43,147
Property, plant and equipment - net. . . . . . . . . . . . . .         13,032      14,207
Facilities held for disposal . . . . . . . . . . . . . . . . .              -       4,700
Other long-term assets . . . . . . . . . . . . . . . . . . . .          1,377       1,474
Total assets . . . . . . . . . . . . . . . . . . . . . . . . .  $      48,033   $  63,528
                                                                ==============  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . .  $       4,478   $   5,399
  Current portion of long-term debt. . . . . . . . . . . . . .          1,529       1,668
  Revolving credit facility. . . . . . . . . . . . . . . . . .              -       3,118
  Accounts payable and accrued expenses. . . . . . . . . . . .         14,123      23,866
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . .          3,100       4,402
                                                                --------------  ----------
    Total current liabilities. . . . . . . . . . . . . . . . .         23,230      38,453

Long term debt . . . . . . . . . . . . . . . . . . . . . . . .            434       4,493
Other long-term liabilities. . . . . . . . . . . . . . . . . .          1,574       1,219
    Total liabilities. . . . . . . . . . . . . . . . . . . . .         25,238      44,165
                                                                --------------  ----------

Preferred stock. . . . . . . . . . . . . . . . . . . . . . . .              -       1,243
Stockholders' equity:
  Common stock . . . . . . . . . . . . . . . . . . . . . . . .            472         461
  Capital in excess of par value . . . . . . . . . . . . . . .         94,728      92,650
  Accumulated deficit after eliminating accumulated deficit of
    $81,826 at December 31, 1991, date of quasi-reorganization        (71,882)    (74,587)
  Treasury stock . . . . . . . . . . . . . . . . . . . . . . .            (58)        (58)
  Cumulative translation adjustment. . . . . . . . . . . . . .           (465)       (346)
    Total stockholders' equity . . . . . . . . . . . . . . . .         22,795      18,120
                                                                --------------  ----------

Total liabilities and stockholders' equity . . . . . . . . . .  $      48,033   $  63,528
                                                                ==============  ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


                                   CONCURRENT COMPUTER CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (DOLLARS IN THOUSANDS)

                                                                        SIX MONTHS ENDED
                                                                  DECEMBER 31,        DECEMBER 28,
                                                                               1997            1996
                                                                  ------------------  --------------
Cash flows provided by (used by) operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . .  $           2,723   $      (1,367)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Unrealized loss on CyberGuard Stock. . . . . . . . . . . . .                  -           2,666
    Realized loss on CyberGuard Stock. . . . . . . . . . . . . .               (420)           (735)
    Gain on sale of facility . . . . . . . . . . . . . . . . . .               (706)              -
    Depreciation, amortization and other . . . . . . . . . . . .              2,962           2,409
    Other non-cash expenses. . . . . . . . . . . . . . . . . . .                857           2,025
    Decrease (increase) in current assets:
      Accounts receivable. . . . . . . . . . . . . . . . . . . .              6,055             775
      Inventories. . . . . . . . . . . . . . . . . . . . . . . .              1,137          (2,215)
      Prepaid expenses and other current assets. . . . . . . . .                (65)            318
    Decrease in current liabilities other than debt obligations.            (11,061)         (5,957)
    Decrease in other long-term assets . . . . . . . . . . . . .                 69           1,745
    Increase (decrease) in other long-term liabilities . . . . .                355          (2,360)
                                                                  ------------------  --------------
  Total adjustments to net income (loss) . . . . . . . . . . . .               (817)         (1,329)
                                                                  ------------------  --------------

Net cash provided by (used by) operating activities. . . . . . .              1,906          (2,696)
                                                                  ------------------  --------------

Cash flows provided by investing activities:
  Net additions to property, plant and equipment . . . . . . . .             (1,470)         (2,435)
  Net proceeds from sale of trading securities . . . . . . . . .              2,668           4,308
  Proceeds from sale of facility . . . . . . . . . . . . . . . .              5,406               -
Net cash provided by investing activities. . . . . . . . . . . .              6,604           1,873
                                                                  ------------------  --------------

Cash flow used by financing activities:
  Net proceeds (payments) of notes payable . . . . . . . . . . .               (292)            410
  Net payments of revolving credit facility. . . . . . . . . . .             (3,118)           (970)
  Repayment of long-term debt. . . . . . . . . . . . . . . . . .             (4,194)           (612)
  Net proceeds from sale and
    issuance of common stock . . . . . . . . . . . . . . . . . .                457           1,161
                                                                  ------------------  --------------
Net cash used by financing activities. . . . . . . . . . . . . .             (7,147)            (11)
                                                                  ------------------  --------------
Effect of exchange rates on cash
  and cash equivalents . . . . . . . . . . . . . . . . . . . . .               (395)            (56)
                                                                  ------------------  --------------
Increase (decrease) in cash and cash equivalents . . . . . . . .  $             968   $        (890)
                                                                  ==================  ==============

Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . .  $             422   $         961
                                                                  ==================  ==============
    Income taxes (net of refunds). . . . . . . . . . . . . . . .  $             668   $         615
                                                                  ==================  ==============

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

     As a result of the Acquisition as defined in Management's Discussion and Analysis, the Company terminated the retirement benefits of current employees and former employees who are not yet retired. In the quarter and six months ended December 28, 1996, curtailment gains of $1.2 million and $2.2 million, respectively, were recognized. The total year-to-date curtailment gain during fiscal year 1997 was $2.5 million. The Company believes there will be no material expenses in connection with this Plan.

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

3.            EARNINGS  (LOSS)  PER  SHARE

     In the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS No. 128"), which supersedes APB Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. FAS No. 128 replaces primary and fully diluted EPS with basic and diluted EPS, respectively. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the Basic EPS computation to the numerator and denominator of the Diluted EPS computation.

     Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

     The number of shares used in computing basic and fully diluted earnings per share for the three months ended December 31, 1997 was 47,022,000 and 48,100,000, respectively. The number of shares used in computing basic and diluted earnings per share for the three months ended December 28, 1996 was 44,466,000 and 45,317,000, respectively. The number of shares used in computing basic and fully diluted earnings per share for the six months ended December 31, 1997 was 46,598,000 and 47,364,000, respectively. The number of shares used on computing net loss per share for the six months ended December 28, 1996 was 43,417,000.

4.          TRADING  SECURITIES

     As of June 30, 1996, the Company held 683,173 shares of CyberGuard stock with a market value of $14.75 per share. During the quarter ended September 30, 1996 the Company sold 91,500 shares at $10.645 per share, resulting in a realized loss of $376 thousand. The value of the stock as of September 30, 1996 was $8.50 per share, resulting in an unrealized loss of $3.7 million for the quarter then ended. During the quarter ended December 28, 1996, the Company sold 261,500 shares at an average price of $12.748 per share resulting in a realized gain of $1.1 million, and sold a call option on an additional 300,000 shares. As of December 28, 1996, the value of the stock was $11.625, resulting in an unrealized gain for the quarter of $1.0 million. During the remainder of fiscal year 1997, the Company sold 24,995 shares leaving 305,178 shares at June 30, 1997, valued at $2.7 million or $8.91 per share.

     During the quarter ended September 30, 1997, 259,352 shares of CyberGuard stock were sold, resulting in a realized gain for the period of $358 thousand. On September 4, 1997, the remaining 45,826 shares valued at $10.25 per share were issued as bonuses to Company employees. This resulted in a realized gain of $62 thousand.

5.          INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method. The components of inventories are as follows:

     (DOLLARS  IN  THOUSANDS)


                 DECEMBER 31,   JUNE 30,
                     1997         1997
                 -------------  ---------
Raw Materials .  $       5,012  $   5,823
Work-in-process          1,458      2,191
Finished Goods.            792        385
                 -------------  ---------
                 $       7,262  $   8,399
                 =============  =========

6.          ACCUMULATED  DEPRECIATION

     Accumulated depreciation for property, plant and equipment at December 31, 1997 and June 30, 1997 was $22,371,000 and $23,062,000 respectively. The decrease  primarily  reflects  exchange  rate  fluctuations.

7.          ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     (DOLLARS  IN  THOUSANDS)


                               DECEMBER 31,   JUNE 30,
                                   1997         1997
                               -------------  ---------
Accounts payable, trade . . .  $       4,535  $   7,451
Accrued payroll, vacation and
  other employee expenses . .          4,332      5,891
Restructuring reserve . . . .            736      2,876
Other accrued expenses. . . .          4,520      7,648
                               -------------  ---------
                               $      14,123  $  23,866
                               =============  =========

8.          SALE  OF  FACILITY

     During fiscal year 1996, in connection with the Acquisition (as hereinafter defined) and the resulted planned disposition of the Company's Oceanport, New Jersey facility, the book value of land and building related to this facility was written down by $6.8 million to its estimated fair value of $4.7 million, based on a valuation by independent appraisers, and classified as a facility held for sale. In the quarter ended September 30, 1997, the sale of this facility was finalized. $5.5 million less closing costs of $0.1 million was received by the Company and applied against the Company's debt. The Company realized a gain of $0.7 million that is reflected in the statement of operations in the six months ended December 31, 1997.

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

During the quarter and six months ended December 31, 1997, restructuring expenditures amounted to $0.7 million and $2.1 million, respectively, representing workforce reductions and lease terminations. The balance of the restructuring reserve at December 31, 1997 was $0.7 million.

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

RESULTS  OF  OPERATIONS

THE QUARTER ENDED DECEMBER 31, 1997 COMPARED WITH THE QUARTER ENDED DECEMBER 28, 1996.

     Net Sales. Net sales decreased to $21.0 million for the quarter ended December 31, 1997 from $26.6 million in the comparable period a year ago. The Company considers its computer systems and service business to be one class of products.

Net product sales were $9.8 million for the quarter ended December 31, 1997 as compared with $12.9 million for the quarter ended December 28, 1996. Sales of proprietary systems continue to decline, and the selling price of open systems is significantly lower than that of proprietary products. Maintenance sales decreased from $13.8 million in the quarter ended December 28, 1996 to $11.3 million in the quarter ended December 31, 1997 continuing the decline experienced over the past years as customers move from proprietary systems to open systems which require less maintenance.

     Gross Margin. Gross margin decreased $1.8 million during the current quarter to $10.8 million (51.2% as a percentage of sales) compared with $12.6 million (47.4%) for the three months ended September 30, 1996. The improved margin resulted from increased efficiencies and economies of scale brought about by combining the Company's manufacturing and maintenance facilities with those of HCSC. The overall decrease in gross margin reflects the Company's lower sales this quarter.

     Operating Income. Operating income increased $0.5 million to $2.2 million in the current quarter compared with an income of $1.7 million in the quarter ended December 28, 1996. Expenses decreased $2.3 million in the current quarter compared with the quarter ended December 28, 1996, which is primarily due to continued cost reduction efforts and the reduction of transition costs as the transition process relating to the Acquisition has been completed. This was partially offset by an increase resulting from the reversal of a $1.2 million post-retirement benefit accrual that occurred in the quarter ended December 28, 1996.

     Net Income. Net income decreased from $2.7 million in the quarter ended December 28, 1996 to $1.4 million in the current quarter. The decrease of $1.3 million is due to the $2.2 million gain on CyberGuard stock in the prior quarter. This was offset by the increase in operating income discussed above and a reduction in interest expense due to decreased borrowings.

THE SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 28, 1996.

     Net Sales. Net sales decreased to $41.6 million for the six months ended December 31, 1997 from $54.4 million in the comparable period a year ago. The Company considers its computer systems and service business to be one class of products.

Net product sales were $18.6 million for the six months ended December 31, 1997 as compared with $26.2 million for the six months ended December 28, 1996. Sales of proprietary systems continue to decline, while open system products are increasing. Maintenance sales decreased from $28.1 million in the six months ended December 28, 1996 to $23.0 million for the comparable six months of 1997, continuing the decline experienced over the past years as customers move from proprietary to open systems which require less maintenance.

     Gross Margin. Gross margin as a percentage of sales increased to 49.6% in the current six month period from 45.5% for the six months ended December 28, 1996. This increase reflects the Company's increased efficiencies and cost improvement efforts.

     Operating Income. Operating income increased $0.8 million to a profit of $3.8 million compared with an income of $3.0 million in the six months ended December 28, 1996. Expenses decreased $5.0 million in the current six months compared with the six months ended December 28, 1996 which is primarily due to continued cost reduction efforts, the reduction of transition costs as the transition process relating to the Acquisition has been completed and a gain on the sale of the building recorded as an offset to restructuring expense in the current six months. This was partially offset by an increase resulting from the reversal of a $2.2 million post-retirement benefit accrual that occurred in the six months ended December 28, 1996.

     Net Income. Net income increased from a loss of $1.4 million in the six months ended December 28, 1996 to an income of $2.7 million in the current six months. This increase of $4.1 million is due to the $0.8 million increase in operating income discussed above, the $0.4 million gain on CyberGuard stock in the current six months as compared to the $1.9 million loss on CyberGuard stock in the prior year, and a significant decrease in interest expense resulting from decreased borrowings.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company sold its Oceanport, New Jersey facility in July 1997 for $5.5 million. The net proceeds for the sale ($5.4 million) were used to reduce debt. During the first quarter of fiscal year 1998, the Company sold 259,352 shares of CyberGuard stock for $2.7 million which was used in operations. The Company's liquidity is dependent on many factors, including sales volume, operating profit ratio, debt service and the efficiency of asset use and turnover. The future liquidity of the Company depends to a significant extent on (i) the actual versus anticipated decline in sales of proprietary systems and service maintenance revenue; (ii) revenue growth from open systems; and
(iii) ongoing cost control actions. Liquidity will also be affected by: (i) timing of shipments which predominately occur during the last month of the quarter; (ii) the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles and which receivables are not included in the Company's borrowing base under its revolving credit facility; (iii) the sales level in the United States where related accounts receivable are included in the borrowing base of the Company's revolving credit facility; (iv) the number of countries in which the Company will operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases. The Company believes that it will be able to fund fiscal year 1998 operations through its operating results and existing financing facilities. There is no assurance that the Company's plans will be achieved.

     On June 28, 1996, the Company entered into a new agreement providing for a $19.9 million credit facility which matures August 1, 1999. The facility includes a $7.2 million term loan (the "Term Loan") and a $12.7 million revolving credit facility (the "Revolver"). The Revolver represents a $4.7 million increase to the maximum revolver amount, subject to certain restrictions.

     At December 31, 1997, the outstanding balances under the Term Loan and the Revolver were $1.8 million and $0, respectively. Both the Term Loan and the Revolver bear interest at the prime rate plus 2.0%. The Term Loan is payable in 28 monthly installments of approximately $139,000 each, commencing October 1, 1996 and ending January 1, 1999, with the final balance payable August 1, 1999. The Revolver may be repaid and reborrowed, subject to certain collateral requirements, at any time during the term ending August 1, 1999. The Company has pledged substantially all of its domestic assets as collateral for the Term Loan and the Revolver. The Company may repay the Term Loan at any time without penalty. Certain early termination fees apply if the Company terminates the facility in its entirety prior to August 1, 1999.

     The Company's joint venture agreement regarding its Japanese subsidiary has been renewed through June 1998. In the event such agreement is not further extended, the Company could be required to satisfy the then outstanding amount of demand notes which are guaranteed by the Company ($2.5 million at December 31, 1997). There can be no assurance that the agreement will be extended or, in the event the agreement is not extended, that the Company will be able to fully satisfy its demand note requirements.

     The Company had cash and cash equivalents on hand of $5.0 million representing an increase from $4.0 million as of June 30, 1997 primarily due to the sale of the Oceanport building and the sale of the remaining CyberGuard stock. Accounts receivable decreased by $6.1 million due to improved collections. Accounts payable and accrued expenses decreased by $9.7 million primarily due to reductions in spending, timely vendor payments, and a reduction of the restructure reserve.

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

SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  NET  SALES


                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                        DECEMBER 31,   DECEMBER 28,   DECEMBER 31,   DECEMBER 28,
                                            1997           1996           1997           1996
                                        -------------  -------------  -------------  -------------
Net sales
  Computer systems . . . . . . . . . .          46.4%          48.3%          44.7%          48.3%
  Service and other. . . . . . . . . .          53.6%          51.7%          55.3%          51.7%
                                        -------------  -------------  -------------  -------------
    Total. . . . . . . . . . . . . . .         100.0%         100.0%         100.0%         100.0%

Cost of sales
  Computer systems . . . . . . . . . .          46.3%          52.8%          47.2%          53.0%
  Service and other. . . . . . . . . .          51.0%          52.0%          53.0%          53.0%
  Transition . . . . . . . . . . . . .           0.0%           0.5%           0.0%           3.1%
                                        -------------  -------------  -------------  -------------
    Total. . . . . . . . . . . . . . .          48.8%          52.6%          50.4%          54.5%
                                        -------------  -------------  -------------  -------------

Gross margin . . . . . . . . . . . . .          51.2%          47.4%          49.6%          45.5%

Operating expenses:
  Research and development . . . . . .          12.8%          12.9%          13.2%          12.5%
  Selling, general and administrative.          27.9%          29.3%          28.6%          27.6%
  Transition/restructuring . . . . . .           0.0%           3.3%         (1.5%)           3.9%
  Post-retirement benefit reversal . .           0.0%         (4.5%)           0.0%         (4.0%)
                                        -------------  -------------  -------------  -------------

Total operating expenses . . . . . . .          40.7%          41.0%          40.4%          40.0%

Operating income (loss). . . . . . . .          10.5%           6.4%           9.2%           5.5%

Interest expense . . . . . . . . . . .         (0.9%)         (2.0%)         (1.1%)         (2.2%)
Interest income. . . . . . . . . . . .           0.2%           0.1%           0.1%           0.1%
Other non-recurring charge . . . . . .           0.0%           8.2%           1.0%         (3.4%)
Other income (expense) - net . . . . .         (0.2%)         (0.6%)         (0.6%)         (0.8%)
                                        -------------  -------------  -------------  -------------

Income (loss) before provision . . . .           9.5%          12.1%           8.7%         (0.7%)
  for income taxes

Provision for income taxes . . . . . .           2.8%           2.0%           2.2%           1.8%
                                        -------------  -------------  -------------  -------------

Net income (loss). . . . . . . . . . .           6.8%          10.1%           6.5%         (2.5%)
                                        =============  =============  =============  =============

PART  II          OTHER  INFORMATION

ITEM  1.          LEGAL  PROCEEDINGS.

     On December 19, 1997, the United States filed suit against the Company in the United States District Court for the Eastern District of Virginia, alleging that the Company filed false and/or fraudulent claims in connection with the pricing of the Company's spare parts in 1991 under the Company's subcontract to Unisys Corporation as prime contractor for the U.S. Department of Commerce's Next Generation Weather Radar (NEXRAD) program. The government is seeking treble its unspecified damages, all allowable civil penalties, fees, and costs. The Company denies these allegations and intends to vigorously  defend  against  these  claims.

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     Matters as specified in the Company's Proxy Statement dated October 1, 1997 were considered and approved by the Company's stockholders at the Annual Meeting of Stockholders held on October 30, 1997. The results of such matters were as follows:

Proposal  1:          Election  of  Directors.


                                                Total Votes
                                            ---------------
                       Total Votes For  Against or Withheld
                       ---------------  -------------------
Michael A. Brunner. .       41,357,476              286,243
Morton E. Handel. . .       41,327,688              316,051
C. Shelton James. . .       41,353,526              290,193
Michael F. Maguire. .       41,382,134              261,585
Richard P. Rifenburgh       41,312,969              330,750
E. Courtney Siegel. .       41,270,440              373,279

Proposal  2:        Ratification of the selection by the Board of Directors of
KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending June 30, 1998.


                     Total Votes       Number of
Total Votes For  Against or Withheld  Abstentions
---------------  -------------------  -----------
41,343,021. . .              160,869      139,829

Proposal 3:     Amendment of the Concurrent Computer Corporation 1991 Restated
Stock  Option  Plan.


                     Total Votes       Number of
Total Votes For  Against or Withheld  Abstentions
---------------  -------------------  -----------
34,951,374. . .            5,813,134      442,134

ITEM  6.          EXHIBITS  AND  REPORTS  OF  FORM  8-K

     (a)          Exhibits:

          (10)          1991  Restated  Stock  Option  Plan

          (12)          Statement  on  computation  of  per  share  earnings

          (27)          Financial  Data  Schedule

     (b)          Reports  on  Form  8-K.

     On January 6, 1998, the Company filed a Current Report on Form 8-K with respect to the lawsuit described in Part II, Item 1 of this Report on Form 10-Q.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report for the quarter ended December 31, 1997 to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February  9,  1998          CONCURRENT  COMPUTER  CORPORATION



          By:  /s/  E.  Courtney  Siegel
               -----------------------------
               E.  COURTNEY  SIEGEL
               Chairman  of  the  Board,  President
               and  Chief  Executive  Officer



          By:  /s/  Daniel  S.  Dunleavy
               -----------------------------
               DANIEL  S.  DUNLEAVY
               Executive  Vice  President,  Chief  Operating
               Officer  and  Chief  Financial  Officer
               (Principal  Financial  and  Accounting  Officer)