Form 10-Q
period 1998-03-31
CONCURRENT COMPUTER CORP/DE
filed 1998-05-15
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 --------------


                                    FORM 10-Q


 (Mark One)

  X       Quarterly  Report  Pursuant  to Section  13  or  15(d)  of
 ---      the Securities Exchange Act  of  1934

          For  the  Quarter  Ended  March  31,  1998

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
                              Telephone: (954) 974-1700


Indicate  by  check  mark  whether  the  Registrant  (1)  has filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes    X       No___
                                                               -----


Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of May 13, 1998 were 47,605,024.

PART  I          FINANCIAL  INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS


                             CONCURRENT COMPUTER CORPORATION
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                        MARCH 31,    MARCH 29,    MARCH 31,    MARCH 29,
                                          1998         1997         1998         1997
                                       -----------  -----------  -----------  -----------
Net sales
  Computer systems. . . . . . . . . .  $    9,544   $   16,440   $   28,169   $   42,196
  Service and other . . . . . . . . .      10,850       12,215       33,846       40,841
                                       -----------  -----------  -----------  -----------
    Total . . . . . . . . . . . . . .      20,394       28,655       62,015       83,037

Cost of sales
  Computer systems. . . . . . . . . .       5,123        8,529       13,916       22,199
  Service and other . . . . . . . . .       5,670        6,593       17,852       21,742
  Transition. . . . . . . . . . . . .           -          171            -          973
                                       -----------  -----------  -----------  -----------
    Total . . . . . . . . . . . . . .      10,793       15,293       31,768       44,914
                                       -----------  -----------  -----------  -----------

Gross margin. . . . . . . . . . . . .       9,601       13,362       30,247       38,123

Operating expenses:
  Research and development. . . . . .       2,739        3,439        8,253       10,238
  Selling, general and administrative       5,845        6,732       17,739       21,760
  Transition/restructuring. . . . . .           -           71         (607)       2,177
  Post-retirement benefit reversal. .           -         (300)           -       (2,481)
                                       -----------  -----------  -----------  -----------

Total operating expenses. . . . . . .       8,584        9,942       25,385       31,694

Operating income. . . . . . . . . . .       1,017        3,420        4,862        6,429

Interest expense. . . . . . . . . . .        (159)        (549)        (609)      (1,740)
Interest income . . . . . . . . . . .          51           71          109          152
Other non-recurring charge. . . . . .           -           64          420       (1,867)
Other income (expense) - net. . . . .         120         (325)        (122)        (690)
                                       -----------  -----------  -----------  -----------

Income before provision . . . . . . .       1,029        2,681        4,660        2,284
  for income taxes

Provision for income taxes. . . . . .          24          401          932        1,371
                                       -----------  -----------  -----------  -----------

Net income. . . . . . . . . . . . . .  $    1,005   $    2,280   $    3,728   $      913
Preferred stock dividends and
  accretion of preferred shares . . .           -            -          (18)           -
                                       -----------  -----------  -----------  -----------
Net income available to
  common shareholders . . . . . . . .  $    1,005   $    2,280   $    3,710   $      913
                                       ===========  ===========  ===========  ===========

Basic income per share. . . . . . . .  $     0.02   $     0.05   $     0.08   $     0.02
                                       ===========  ===========  ===========  ===========

Diluted income per share. . . . . . .  $     0.02   $     0.05   $     0.08   $     0.02
                                       ===========  ===========  ===========  ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


                            CONCURRENT COMPUTER CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                                 (DOLLARS IN THOUSANDS)


                                                                 MARCH 31,    JUNE 30,
                                                                   1998         1997
                                                                -----------  ----------
                      ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $    4,877   $   4,024
  Trading securities . . . . . . . . . . . . . . . . . . . . .           -       2,718
  Accounts receivable - net. . . . . . . . . . . . . . . . . .      21,531      25,720
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .       6,475       8,399
  Prepaid expenses and other current assets. . . . . . . . . .       2,171       2,286
                                                                -----------  ----------
    Total current assets . . . . . . . . . . . . . . . . . . .      35,054      43,147
Property, plant and equipment - net. . . . . . . . . . . . . .      12,589      14,207
Facilities held for disposal . . . . . . . . . . . . . . . . .           -       4,700
Other long-term assets . . . . . . . . . . . . . . . . . . . .       1,350       1,474
Total assets . . . . . . . . . . . . . . . . . . . . . . . . .  $   48,993   $  63,528
                                                                ===========  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . .  $    4,224   $   5,399
  Current portion of long-term debt. . . . . . . . . . . . . .           -       1,668
  Revolving credit facility. . . . . . . . . . . . . . . . . .           -       3,118
  Accounts payable and accrued expenses. . . . . . . . . . . .      14,339      23,866
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . .       4,748       4,402
                                                                -----------  ----------
    Total current liabilities. . . . . . . . . . . . . . . . .      23,311      38,453

Long term debt . . . . . . . . . . . . . . . . . . . . . . . .           -       4,493
Other long-term liabilities. . . . . . . . . . . . . . . . . .       1,516       1,219
    Total liabilities. . . . . . . . . . . . . . . . . . . . .      24,827      44,165
                                                                -----------  ----------

Preferred stock. . . . . . . . . . . . . . . . . . . . . . . .           -       1,243
Stockholders' equity:
  Common stock . . . . . . . . . . . . . . . . . . . . . . . .         474         461
  Capital in excess of par value . . . . . . . . . . . . . . .      95,118      92,650
  Accumulated deficit after eliminating accumulated deficit of
    $81,826 at December 31, 1991, date of quasi-reorganization     (70,877)    (74,587)
  Treasury stock . . . . . . . . . . . . . . . . . . . . . . .         (58)        (58)
  Cumulative translation adjustment. . . . . . . . . . . . . .        (491)       (346)
    Total stockholders' equity . . . . . . . . . . . . . . . .      24,166      18,120
                                                                -----------  ----------

Total liabilities and stockholders' equity . . . . . . . . . .  $   48,993   $  63,528
                                                                ===========  ==========

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.


                              CONCURRENT COMPUTER CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (DOLLARS IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                   MARCH 31,    MARCH 29,
                                                                     1998         1997
                                                                  -----------  -----------
Cash flows provided by (used by) operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .  $    3,728   $      913
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Unrealized loss on CyberGuard Stock. . . . . . . . . . . . .           -        2,622
    Realized loss on CyberGuard Stock. . . . . . . . . . . . . .        (420)        (755)
    Gain on sale of facility . . . . . . . . . . . . . . . . . .        (706)           -
    Depreciation, amortization and other . . . . . . . . . . . .       4,317        4,102
    Other non-cash expenses. . . . . . . . . . . . . . . . . . .       1,027        2,537
    Decrease (increase) in current assets:
      Accounts receivable. . . . . . . . . . . . . . . . . . . .       4,189       (2,480)
      Inventories. . . . . . . . . . . . . . . . . . . . . . . .       1,703          883
      Prepaid expenses and other current assets. . . . . . . . .        (775)         260
    Decrease in current liabilities other than debt obligations.      (9,197)     (10,054)
    Decrease in other long-term assets . . . . . . . . . . . . .          83        1,898
    Increase (decrease) in other long-term liabilities . . . . .         297       (2,823)
                                                                  -----------  -----------
  Total adjustments to net income. . . . . . . . . . . . . . . .         518       (3,810)
                                                                  -----------  -----------

Net cash provided by (used by) operating activities. . . . . . .       4,246       (2,897)
                                                                  -----------  -----------

Cash flows provided by investing activities:
  Net additions to property, plant and equipment . . . . . . . .      (1,977)      (2,566)
  Net proceeds from sale of trading securities . . . . . . . . .       2,668        4,590
  Proceeds from sale of facility . . . . . . . . . . . . . . . .       5,406            -
Net cash provided by investing activities. . . . . . . . . . . .       6,097        2,024
                                                                  -----------  -----------

Cash flows provided by (used by) financing activities:
  Net payments of notes payable. . . . . . . . . . . . . . . . .        (462)        (143)
  Net proceeds (payments) of revolving credit facility . . . . .      (3,118)         224
  Repayment of long-term debt. . . . . . . . . . . . . . . . . .      (6,161)      (1,159)
  Net proceeds from sale and
    issuance of common stock . . . . . . . . . . . . . . . . . .         679        1,236
                                                                  -----------  -----------
Net cash provided by (used by) financing activities. . . . . . .      (9,062)         158
                                                                  -----------  -----------
Effect of exchange rates on cash
  and cash equivalents . . . . . . . . . . . . . . . . . . . . .        (428)        (138)
                                                                  -----------  -----------
Increase (decrease) in cash and cash equivalents . . . . . . . .  $      853   $     (853)
                                                                  ===========  ===========

Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . .  $      594   $    1,948
                                                                  ===========  ===========
    Income taxes (net of refunds). . . . . . . . . . . . . . . .  $      891   $    1,079
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

     As a result of the Acquisition as defined in Management's Discussion and Analysis, the Company terminated the retirement benefits of current employees and former employees who are not yet retired. In the quarter and nine months ended March 29,1997, curtailment gains of $0.3 million and $2.5 million, respectively, were recognized. The Company believes there will be no material expenses in connection with this Plan.

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

3.            EARNINGS  PER  SHARE

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

     The number of shares used in computing basic and fully diluted earnings per share for the three months ended March 31, 1998 was 47,260,000 and 49,058,000, respectively. The number of shares used in computing basic and diluted earnings per share for the three months ended March 29, 1997 was 45,439,000 and 46,162,000, respectively. The number of shares used in computing basic and fully diluted earnings per share for the nine months ended March 31, 1998 was 46,816,000 and 48,641,000, respectively. The number of shares used in computing basic and diluted earnings per share for the nine months ended March 29, 1997 was 43,930,000 and 44,653,000, respectively.

4.          TRADING  SECURITIES

     As  of  June  30,  1996,  the  Company  held  683,173  shares of CyberGuard
Corporation ("CyberGuard") stock with a market value of $14.75 per share. During the quarter ended September 27, 1996 the Company sold 91,500 shares at $10.645 per share, resulting in a realized loss of $376 thousand. The value of the stock as of September 27, 1996 was $8.50 per share, resulting in an unrealized loss of $3.7 million for the quarter then ended. During the quarter ended December 28, 1996, the Company sold 261,500 shares at an average price of $12.748 per share resulting in a realized gain of $1.1 million, and sold a call option on an additional 300,000 shares. As of December 28, 1996, the value of the stock was $11.625, resulting in an unrealized gain for the quarter of $1.0 million. During the quarter ended March 29, 1997, the Company sold 22,500 shares at $12.514 per share, resulting in a realized gain of $20,000. As of March 29, the Company held 307,678 shares, including the 300,000 shares subject to the call option. The market value of these shares was $2,730,642 or $8.875 per share at March 29, 1997. The unrealized loss was netted against the earned proceeds of the call option, leaving a balance of $279 thousand deferred revenue. During the remainder of fiscal year 1997, the Company sold 2,495 shares leaving 305,178 shares at June 30, 1997, valued at $2.7 million or $8.91 per share.

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

5.          INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method. The components of inventories are as follows:

     (DOLLARS  IN  THOUSANDS)


                 MARCH 31,   JUNE 30,
                    1998       1997
                 ----------  ---------
Raw Materials .  $    4,570  $   5,823
Work-in-process       1,332      2,191
Finished Goods.         573        385
                 ----------  ---------
                 $    6,475  $   8,399
                 ==========  =========


6.          ACCUMULATED  DEPRECIATION

     Accumulated depreciation for property, plant and equipment at March 31, 1998 and June 30, 1997 was $22,607,000 and $23,062,000 respectively. The decrease  primarily  reflects  exchange rate fluctuations and asset write off's.

7.          ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     (DOLLARS  IN  THOUSANDS)


                               MARCH 31,   JUNE 30,
                                  1998       1997
                               ----------  ---------
Accounts payable, trade . . .  $    4,875  $   7,451
Accrued payroll, vacation and
  other employee expenses . .       4,461      5,891
Restructuring reserve . . . .         563      2,876
Other accrued expenses. . . .       4,440      7,648
                               ----------  ---------
                               $   14,339  $  23,866
                               ==========  =========


8.          SALE  OF  FACILITY

     During fiscal year 1996, in connection with the Acquisition (as hereinafter defined) the Company's Oceanport, New Jersey facility was written down by $6.8 million to its estimated fair value of $4.7 million, based on a valuation by independent appraisers, and classified as a facility held for sale. In the quarter ended September 30, 1997, the sale of this facility was finalized. $5.5 million less closing costs of $0.1 million was received by the Company and applied against the Company's debt. The Company realized a gain of $0.7 million that is reflected in the statement of operations in the nine months ended March 31, 1998.

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

During the quarter and nine months ended March 31, 1998, restructuring expenditures amounted to $0.2 million and $2.3 million, respectively, representing workforce reductions and lease terminations. The balance of the restructuring reserve at March 31, 1998 was $0.6 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On June 27, 1996, the Company acquired the Real-Time Division of Harris Computer Systems Corporation ("HCSC"), along with 683,178 shares of newly issued shares of HCSC, which was renamed CyberGuard Corporation ("CyberGuard"), in exchange for 10,000,000 shares of Concurrent common stock, 1,000,000 shares of convertible exchangeable preferred stock of Concurrent with a 9% cumulative annual dividend payable quarterly in arrears and a mandatory redemption value of $6,263,000 and the assumption of certain liabilities related to the HCSC Real-Time Division ("Acquisition"). The aggregate purchase price of the Acquisition was approximately $18.7 million. The Acquisition has been accounted for as a purchase effective June 30, 1996.

RESULTS  OF  OPERATIONS

THE QUARTER ENDED MARCH 31, 1998 COMPARED WITH THE QUARTER ENDED MARCH 29, 1997.

     Net Sales. Net sales decreased to $20.4 million for the quarter ended March 31, 1998 from $28.7 million in the comparable period a year ago. The Company considers its computer systems and service business to be one class of products.

Net product sales were $9.5 million for the quarter ended March 31, 1998 as compared with $16.4 million for the quarter ended March 29, 1997. Sales of proprietary systems continue to decline, and the selling price of open systems is significantly lower than that of proprietary products. As the Company increasingly moves to a software value-added business, the price of computers decreases as the Company utilizes commercial products from Motorola which have a significantly lower price than the Company's open systems product. Maintenance sales decreased from $12.2 million in the quarter ended March 29, 1997 to $10.9 million in the quarter ended March 31, 1998 continuing the decline experienced over the past years as customers move from proprietary systems to open systems which require less maintenance.

     Gross Margin. Gross margin decreased $3.8 million during the current quarter to $9.6 million (47.1% as a percentage of sales) compared with $13.4 million (46.6%) for the three months ended March 29, 1997. The improved margin resulted from increased efficiencies and economies of scale brought about by combining the Company's manufacturing and maintenance facilities with those of HCSC. The overall decrease in gross margin reflects the Company's lower sales this quarter.

     Operating Income. Operating income decreased $2.4 million to $1.0 million in the current quarter compared with an income of $3.4 million in the quarter ended March 29, 1997. Expenses decreased $1.4 million in the current quarter compared with the quarter ended March 29, 1997, which is primarily due to continued cost reduction efforts. This was partially offset by an increase resulting from the reversal of a $0.3 million post-retirement benefit accrual that occurred in the quarter ended March 29, 1997.

     Net Income. Net income decreased from $2.3 million in the quarter ended March 29, 1997 to $1.0 million in the current quarter. The decrease of $1.3 million is due to the decreased gross margin discussed above. This was offset by the reduction of operating expenses discussed above, a decline in interest expense due to decreased borrowings, and an international income tax credit recorded in the current quarter.

THE NINE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THE NINE MONTHS ENDED MARCH 29, 1997.

     Net Sales. Net sales decreased to $62.0 million for the nine months ended March 31, 1998 from $83.0 million in the comparable period a year ago. The Company considers its computer systems and service business to be one class of products.

Net product sales were $28.2 million for the nine months ended March 31, 1998 as compared with $42.2 million for the nine months ended March 29, 1997. Sales of proprietary systems continue to decline, while open system products are increasing. As the Company increasingly moves to a software value-added business, the price of computers decreases as the Company utilizes commercial products from Motorola which have a significantly lower price than the Company's open systems product. Maintenance sales decreased from $40.8 million in the nine months ended March 29, 1997 to $33.8 million for the comparable nine months of fiscal year 1998, continuing the decline experienced over the past years as customers move from proprietary to open systems which require less maintenance.

     Gross Margin. Gross margin as a percentage of sales increased to 48.8% in the current nine month period from 45.9% for the nine months ended March 29, 1997. This increase reflects the Company's increased efficiencies and cost improvement efforts.

     Operating Income. Operating income decreased $1.6 million to a profit of $4.9 million compared with an income of $6.4 million in the nine months ended March 29, 1997. Expenses decreased $6.3 million in the current nine months compared with the nine months ended March 29, 1997 which is primarily due to continued cost reduction efforts, the reduction of transition costs as the transition process relating to the Acquisition has been completed and a gain on the sale of the building recorded as an offset to restructuring expense in the current nine months. This was partially offset by an increase resulting from the reversal of a $2.5 million post-retirement benefit accrual that occurred in the nine months ended March 29, 1997.

     Net Income. Net income increased from $0.9 million in the nine months ended March 29, 1997 to $3.7 million in the current nine months. This increase of $2.8 million is due to a $0.4 million gain on CyberGuard stock in the current nine months as compared to the $1.9 million loss on CyberGuard stock in the prior year, a significant decrease in interest expense resulting from decreased borrowings and an international income tax credit recorded in the current quarter. This was offset by the $1.6 million decrease in operating income discussed above.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company sold its Oceanport, New Jersey facility in July 1997 for $5.5 million. The net proceeds for the sale ($5.4 million) were used to reduce debt. During the first quarter of fiscal year 1998, the Company sold 259,352 shares of CyberGuard stock for $2.7 million which was used in operations. The Company's liquidity is dependent on many factors, including sales volume, operating profit ratio, debt service and the efficiency of asset use and turnover. The future liquidity of the Company depends to a significant extent on (i) the actual versus anticipated decline in sales of proprietary systems and service maintenance revenue; (ii) revenue growth from open systems and the move from the Company's open systems to Motorola boards and the Company's software; and (iii) ongoing cost control actions. Liquidity will also be affected by: (i) timing of shipments which predominately occur during the last month of the quarter; (ii) the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles and which receivables are not included in the Company's borrowing base under its revolving credit facility; (iii) the sales level in the United States where related accounts receivable are included in the borrowing base of the Company's revolving credit facility; (iv) the number of countries in which the Company will operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases. The Company believes that it will be able to fund fiscal year 1998 operations through its operating results and existing financing facilities. There is no assurance that the Company's plans will be achieved.

     During the quarter ended March 31, the Company paid the $1.8 million remaining balance on the term loan under its then existing loan agreement with Foothill Capital Corporation. On March 1, 1998, the Company entered into a new agreement with Foothill, which replaced its existing credit facilities. The agreement runs through June 30, 2000, and provides for an $8 million revolving credit facility, subject to certain restrictions, and up to a $5 million letter of credit to support the Company's obligation for its Japanese joint venture. The revolver may be repaid and re-borrowed, subject to certain collateral requirements, at any time during the term. The Company has pledged substantially all of its domestic assets as collateral for the facility.

     At March 31, 1998, the outstanding balance under the credit facility was $0. The interest rate on outstanding balances is prime plus .75%. This rate is a substantial improvement over the prime plus 2% rate under the previous credit facility, and reflects the Company's stronger financial position and credit worthiness.

     The Company's joint venture agreement regarding its Japanese subsidiary has been renewed through June, 1998. Currently the joint venture has $4.2 million of debt. The Company's obligation is 60% of the debt. The Company has obtained a letter of credit for up to $5 million to cover its obligation. If the joint venture agreement is not renewed, the Company's intention is to continue the operation and therefore may have to guarantee all the notes.

     The Company had cash and cash equivalents on hand of $4.9 million representing an increase from $4.0 million as of June 30, 1997 primarily due to the profitability of the Company and its continuing cash management efforts. Accounts receivable decreased by $4.2 million due to improved collections. Accounts payable and accrued expenses decreased by $9.5 million primarily due to reductions in spending, timely vendor payments, and a reduction of the restructure reserve.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS:

     This Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. Statements indicating that the Company "expects," "estimates" or "believes" are forward-looking as are all other statements concerning future financial results, product offerings or other events that have not yet occurred. There are several important factors that could cause actual results or events to differ materially from those anticipated by the forward-looking statements contained herein. Such factors include, but are not limited to: the growth rates of the Company's market segments; the positioning of the Company's products in those segments; the Company's ability to effectively manage its business, and the growth of its business in a rapidly changing environment; the timing of new product introductions; inventory risks due to changes in market conditions; the competitive environment in the computer industry; the Company's ability to establish successful strategic relationships; and general economic conditions.

SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  NET  SALES


                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                        MARCH 31,   MARCH 29,   MARCH 31,   MARCH 29,
                                           1998        1997        1998        1997
                                        ----------  ----------  ----------  ----------
Net sales
  Computer systems . . . . . . . . . .       46.8%       57.4%       45.4%       50.8%
  Service and other. . . . . . . . . .       53.2%       42.6%       54.6%       49.2%
                                        ----------  ----------  ----------  ----------
    Total. . . . . . . . . . . . . . .      100.0%      100.0%      100.0%      100.0%

Cost of sales
  Computer systems . . . . . . . . . .       53.7%       51.9%       49.4%       52.6%
  Service and other. . . . . . . . . .       52.3%       54.0%       52.7%       53.2%
  Transition . . . . . . . . . . . . .        0.0%        0.6%        0.0%        1.2%
                                        ----------  ----------  ----------  ----------
    Total. . . . . . . . . . . . . . .       52.9%       53.4%       51.2%       54.1%
                                        ----------  ----------  ----------  ----------

Gross margin . . . . . . . . . . . . .       47.1%       46.6%       48.8%       45.9%

Operating expenses:
  Research and development . . . . . .       13.4%       12.0%       13.3%       12.3%
  Selling, general and administrative.       28.7%       23.5%       28.6%       26.2%
  Transition/restructuring . . . . . .        0.0%        0.2%      (1.0%)        2.6%
  Post-retirement benefit reversal . .        0.0%      (1.0%)        0.0%      (3.0%)
                                        ----------  ----------  ----------  ----------

Total operating expenses . . . . . . .       42.1%       34.7%       40.9%       38.2%

Operating income (loss). . . . . . . .        5.0%       11.9%        7.8%        7.7%

Interest expense . . . . . . . . . . .      (0.8%)      (1.9%)      (1.0%)      (2.1%)
Interest income. . . . . . . . . . . .        0.3%        0.2%        0.2%        0.2%
Other non-recurring charge . . . . . .        0.0%        0.2%        0.7%      (2.2%)
Other income (expense) - net . . . . .        0.6%      (1.1%)      (0.2%)      (0.8%)
                                        ----------  ----------  ----------  ----------

Income before provision. . . . . . . .        5.0%        9.4%        7.5%        2.8%
  for income taxes

Provision for income taxes . . . . . .        0.1%        1.4%        1.5%        1.7%
                                        ----------  ----------  ----------  ----------

Net income . . . . . . . . . . . . . .        4.9%        8.0%        6.0%        1.1%
                                        ==========  ==========  ==========  ==========

PART  II          OTHER  INFORMATION

ITEM  6.          EXHIBITS  AND  REPORTS  OF  FORM  8-K

     (a)          Exhibits:

(10) Amended and Restated Loan and Security Agreement by and between Concurrent Computer Corporation and Foothill Capital Corporation dated as of March 1, 1998

(12)          Statement  on  computation  of  per  share  earnings

          (27)          Financial  Data  Schedule

(b)                    Reports  on  Form  8-K.

          On January 6, 1998, the Company filed a Current Report on Form 8-K with respect to the lawsuit described in Part II, Item 1 of its Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report for the quarter ended March 31, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May  14,  1998          CONCURRENT  COMPUTER  CORPORATION



                               By: /s/ Daniel S. Dunleavy
                                   ---------------------------
                                   DANIEL S. DUNLEAVY
                                   Executive Vice President, Chief Operating
                                   Officer and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)