Form 10-K
period 1998-06-30
CONCURRENT COMPUTER CORP/DE
filed 1998-09-23
CIK 749038

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  ____________

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER 0-13150


                         CONCURRENT COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                04-2735766
      (State of Incorporation)           (I.R.S. Employer Identification Number)

2101 WEST CYPRESS CREEK ROAD, FORT LAUDERDALE, FLORIDA 33309-1892  (954)974-1700
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

     As of September 18, 1998, there were 47,708,939 shares of Common Stock outstanding. The aggregate market value of shares of such Common Stock (based upon the last sale price of $2.38 of a share as reported for September 18, 1998 on the NASDAQ National Market System) held by non-affiliates was approximately $113,171,932.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain  portions  of  Registrant's  Proxy Statement to be dated October 1,
1998 in connection with Registrant's 1998 Annual Meeting of Stockholders scheduled to be held on October 30, 1998 are incorporated by reference in Part III hereof.

                                     PART I

ITEM  1.   BUSINESS

(A)  GENERAL  DEVELOPMENT  OF  BUSINESS     Concurrent  Computer  Corporation
("Concurrent" or the "Company") is a supplier of high-performance computer systems, software, and services for the real-time and video-on-demand markets. A "real-time" system or software is one specially designed to acquire, process, store, and display large amounts of rapidly changing information in real time -- that is, with microsecond response as changes occur. Concurrent has nearly thirty years of experience in real-time systems, including specific expertise in systems, applications software, productivity tools, and networking. Its systems provide real-time applications for gaming, simulation, engine test, air traffic control, weather analysis, interactive video-on-demand, multimedia, and mission critical data services such as financial market information. Video-on-demand systems supply users with interactive video for the cable, hotel, intranet/distance learning, and other related markets.

     The Company was incorporated in Delaware in 1981 under the name Massachusetts Computer Company.

     On June 27, 1996, pursuant to a negotiated agreement, Concurrent acquired the assets of the Real-Time Division of Harris Computer Systems Corporation ("HCSC") and 683,178 newly-issued shares of HCSC in exchange for 10,000,000 shares of Common Stock of Concurrent, 1,000,000 shares of convertible exchangeable preferred stock of Concurrent with a 9% cumulative annual dividend payable quarterly in arrears and a mandatory redemption value of $6,263,000, and the assumption of certain liabilities relating to the HCSC Real-Time Division (the "Acquisition"). The issuance of the shares in connection with the Acquisition was approved by a special meeting of shareholders held on June 26, 1996.

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS The Company considers its products to be one class of products which accounted for 46.1%, 51.4%, and 44.3% of total revenues in the 1998, 1997, and 1996 fiscal years, respectively. Service and other operating revenues (including maintenance, support, and training) accounted for 53.9%, 48.6%, and 55.7% of total revenues in the 1998, 1997, and 1996 fiscal years, respectively.

     Financial information about the Company's foreign operations is included in
Note 12 to the consolidated financial statements included herein. The Company recently took control of its Japanese-based company as a wholly-owned subsidiary. Previously, the Company operated the Japanese operation as a joint venture with Nippon Steel Corporation.

(C)  NARRATIVE  DESCRIPTION  OF  BUSINESS

     Concurrent's vision is to remain the premier supplier of high-technology real-time computer systems, software, and services through customer focus, total quality, and the rapid development of standard and custom products with the objective of profitable growth. Real-time systems concurrently acquire, analyze, store, display, and control data to provide critical information within a predictable time as real world events occur. Compared to general purpose computer systems, these unique real-time capabilities are applicable to a wide range of application requirements, including higher performance processing, higher data throughput, predictable and repeatable response times, reliably meeting required deadlines, consistently handling peak loads, and better balancing of system resources.

     Concurrent has nearly thirty years of real-time systems experience, including specific design, development, and manufacturing expertise in system architectures, system software, application software, productivity tools, and networking. Concurrent's real-time systems and software are currently used in host, client server, and distributed computing solutions, including software controlled configurations to provide fault tolerance. The Company sells its systems worldwide through its sales offices, distributors, and strategic alliances to end-users, as well as to original equipment manufacturers, systems integrators, and value-added resellers. End uses of the Company's systems include product design and testing; simulation and training systems; engine testing; range and telemetry systems; servers for interactive real-time applications, such as interactive video-on-demand and wagering and gaming; weather satellite data acquisition and forecasting; and intelligence data acquisition and analysis.

     Concurrent designs, manufactures, sells, and supports real-time standards-based open computer systems and proprietary computer systems. It offers worldwide hardware and software maintenance and support services ("Traditional Services") for its products and for the products of other computer and peripheral suppliers. The Company routinely offers and successfully delivers long-term service and support of its products for as long as fifteen to twenty years. The Company also has a long and successful history of customizing systems with both specialized hardware and software to meet unique customer requirements. Frequently in demand, these special support services ("Professional Services") have included system integration, performance and capacity analysis, and application migration.

     As the computer market shifted in end-user demand to open systems, the Company developed a strategy to adjust service offerings to those more appropriate for open systems, while maintaining support for its proprietary systems. The Company's strategy also strikes a balance between appropriate upgrades for proprietary system offerings while predominantly investing in its open system computing platforms.

   Markets

     Concurrent focuses its business on the following strategic target markets: simulation, data acquisition, industrial systems, interactive video-on-demand,
and  real-time  software.   Summaries  of  these  markets  follow.

     Simulation. Concurrent is a recognized leader in real-time systems for simulation. Primary applications include trainers/simulators for operators in commercial and military aviation, vehicle operation and power plants, scenario trainers for battle management, mission planning and rehearsal, engineering design simulation for avionics and automotive labs, and modeling systems for war gaming and synthetic environments. A key segment of this market for the Company is Hardware-In-The-Loop (HITL), in which accurate simulations are constructed to verify hardware designs, thereby minimizing or eliminating entirely the need for expensive prototypes. Concurrent is addressing this segment by selecting software applications that provide a unique real-time advantage to its customers and integrating these applications to provide unique solutions. Customers typical of this market include The Boeing Company, Lockheed Martin Corporation, Flight Safety International, Daimler-Benz Aerospace Airbus, CAE Electronics Ltd., and Dassault Electronique.

     Data Acquisition. Concurrent is a leading supplier of systems for radar control, data fusion applications, and weather analysis, all of which require the ability to gather, analyze, and display continuous flows of information from simultaneous sources. Primary applications include environmental analysis and display, range and telemetry, and command and control. Customers typical of this market include Lockheed Martin Corporation, TRW Inc., Logicon Inc., Harris Corporation, Aerospatiale Aeronautique, Dassault Electronique, and Mitsubishi Precision Co., Ltd.

     Industrial Systems. Concurrent also manufactures systems to collect, control, analyze, and distribute test data from multiple high-speed sources for industrial automation systems, product test systems (particularly engine test), Supervisory Control and Data Acquisition (SCADA) systems, and instrumentation systems. Concurrent's strategy to serve this market involves the employment of third-party software applications to provide a unique solution for its customers. Customers typical of this market include United Technologies, Inc., BFGoodrich, Ford Motor Company, General Motors Corporation, debis Systemhaus, Lucas Aerospace, and Nissin (Japan).

     Interactive Video-On-Demand (IVOD). Concurrent has positioned itself as one of the leading providers of digital video servers for this emerging growth market. The Company's MediaHawk video server offers interactive, time critical video-on-demand capabilities which give the Company a competitive advantage.
This advantage was created by integrating the core technology and real-time software into the VOD software and combining that with commodity hardware, creating the best price performance in the marketplace.

     The Company has identified four segments of the IVOD market for which its MediaHawk is ideally suited: the hospitality industry, residential entertainment market, intranet video systems, and in-flight entertainment.

     The Company introduced its MediaHawk video server in fiscal year 1997. This system utilizes commercial hardware and, combined with the Company's market-leading software, provides the leading price/performance system in the market. Concurrent's strategy is to supply servers and server technology for IVOD applications that require "true" video-on-demand and reliable delivery of multiple interactive systems of high quality video. Concurrent intends to continue to develop this product line to provide additional software functionality that is tailored to customer requirements in the targeted market segments.

     Real-time Software. Concurrent has ported its real-time software and tools to the Motorola PowerPC computers. This allows the Company to offer real-time development and real-time environment solutions to customers who want to design their own solution instead of purchasing an integrated computer solution from the Company.

   Products  and  Services

     The Company considers its products and services a total package to provide complete value-added solutions for the Real-Time and Video-On-Demand markets. The Company offers two types of systems, open and proprietary, as well as Traditional Services and Professional Services.

     PowerWorks , the Company's real-time technology package, includes an industry standard UNIX operating system that is enhanced for real-time performance, a set of tools that allows developers to quickly bring new real-time applications to market, and a set of compilers that are designed to obtain maximum real-time performance.

     PowerWorks is Concurrent's integrated real-time software development and operational environment. It was designed to facilitate the development and execution of real-time applications for a full range of systems from single processor to symmetric multi-processing. The PowerWorks environment includes Concurrent's real-time operating system, PowerMAX OS; NightGraphics support software; optimized compilers for C, C++, Ada, and FORTRAN as well as applicable run-time libraries; and Concurrent's NightStar Tool Set - a GUI-based, real-time development tool set. In addition, PowerWorks supports a host of utility software and device drivers.

     The MediaHawk utilizes the VME-based systems of 15 loosely-coupled Motorola single board computers integrated with the Company's MediaHawk software.

           OPEN SYSTEMS PRODUCT LINE
           POWERWORKS - POWERPC  604

                      MAX. NO.
MODEL                 OF CPUS   PRICE RANGE
--------------------  --------  ------------
TurboHawk                    8  $40K - $500K
Night Hawk 6800              8  $40K - $500K
PowerMAXION                  8  $40K - $400K
Power Hawk                  15  $15K - $400K
MediaHawk                   15  $20K - $800K
PowerStack                   1  $        15K
Power Works Software  N/A       $  1K - $12K

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

     Traditional Services. One of the largest benefits to the Company of its extensive installed customer base is the large and generally predictable revenue stream generated from Traditional Services. While Traditional Services revenue has declined and is expected to further decline as a result of the industry shift to open systems, the Company expects this business to be a significant source of revenue and cash flow for the foreseeable future. The Company offers a variety of service and support programs to meet the customer's maintenance needs for both its hardware and software products. The Company also offers contract service for selected third party equipment. The service and support programs offered by Concurrent include rentals and exchanges, diagnostic and repair service, on-call and time and materials service, and preventive maintenance. The Company routinely offers long-term service and support of its products for as long as fifteen to twenty years.

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

     Professional Services. Throughout the Company's history, it has supported its customers through Professional Services and custom engineering efforts. The Company provides custom and integration engineering services in the design of special hardware and software to help its customers with their specific applications. This may include custom modifications to the Company's products or integration of third party interfaces or devices into the Company's systems. Many customers use Professional Services to migrate existing applications from earlier generations of the Company's or competitors' systems to the Company's state-of-the-art systems. Professional Services also include classroom and on-site training, system and site performance analysis, and multiple vendor support planning. Although the total revenues associated with any single Professional Services or custom engineering effort may be small in comparison to total revenues, increased customer satisfaction is an integral part of the Company's business plan.

   Systems  and  Technology

     Concurrent has made a considerable investment in developing its product lines and today offers computer systems satisfying a broad range of high-performance requirements for real-time applications. While maintaining a competitive capability and continued enhancement of the Company's proprietary product line for a still significant installed base, the primary investments have been in the evolution of the open systems product line. The Company is currently developing an enhanced Night Hawk 6000 and new TurboHawk series of Night Hawk and PowerMAXION computers, integrating expected future versions of the IBM PowerPC microprocessor chip. The Company has delivered a unique balance of supporting industry standards while providing innovative superiority in key architectural issues.

   Sales  and  Service

     The Company sells its systems in key markets worldwide through direct field sales and services offices, as well as through value-added resellers (VARs) and systems integrators. The Company does not believe the loss of any particular
VAR or systems integrator would have a material impact on the Company's operating results. The Company's principal customers are original equipment manufacturers (OEMs), systems integrators, and VARs who combine the Company's products with other equipment or with additional application software for resale to end-users.

     Servicing the Company's large installed base, particularly its proprietary systems, is an important element of Concurrent's business strategy and generates significant revenue and cash flow to the Company. Total service revenues in fiscal year 1998 were approximately $44.4 million (54%) of total revenues. Substantially all of Traditional Services revenues are generated from maintenance and support contracts which generally run from one to three years with annual renewal provisions. The Company's existing installed base of proprietary systems also represents an opportunity for incremental sales of both computer systems and Traditional and Professional Services. The Company has experienced a decline in service revenues as customers have moved from proprietary to open systems and expects this trend to continue. No customer, other than the U.S. Government, has accounted for 10% or more of Concurrent's net sales in the three fiscal years ended June 30, 1998. For the 1998 fiscal year, approximately $22.2 million of the Company's revenues were attributable directly or indirectly to entities related to branches of the U.S. Government. This amount represented approximately 27% of the Company's worldwide revenues, compared to 26% and 23% for the 1997 and 1996 fiscal years, respectively. The Company's revenues related to sales to the U.S. Government are derived from various Federal agencies, no one of which accounted for more than 5% of total revenues. U.S. Government contracts and subcontracts generally contain provision for cancellation at the convenience of the Government. Substantially all of the Company's U.S. Government related orders are subcontracts and most are for standard catalog equipment which would be available for sale to others in the event of cancellation. To date, there have been no cancellations that have had a material impact on the Company's business or results of operations.

   Research  and  Development

     The Company's continued success depends heavily on the implementation and utilization of the latest hardware and software computer technology. Concurrent invested $10.9 million in fiscal year 1998; $13.6 million in fiscal year 1997; and, combined with HCSC, on a proforma basis, $19.0 million in fiscal year 1996 in research and development. Research and development investment focused on key technologies within real-time and video-on-demand product development. The real-time product development emphasized high performance and cost effective scalable architectures allowing the end user unsurpassed flexibility. New product development in real-time included the TurboHawk, UNIX-based operating system, compilation systems, development tools, data acquisition sub-systems, graphics, and closely-coupled architectures. The video-on-demand product development emphasized advancements in the software architectural design that has enabled the use of off-the-shelf commodity hardware, resulting in industry-leading price/performance in the hospitality, residential, and intranet training markets. Although total research and development has declined over the past years, in terms of absolute dollar amounts, the Company expects a greater return on its total research and development investment in the future for the following two reasons. First, research and development investment is focused solely on products and applications for its target markets. Second, the Company's product strategy continually focuses on markets that rely primarily on a system software solution that utilizes core technology that has been developed over many years. The Company will continue to develop technology internally in those areas in which it exercises market leadership and will acquire commodity technology where it cannot demonstrate market leadership. This deliberate allocation of research and development efforts is expected to provide the Company greater flexibility in meeting the technological requirements of its customers and allowing it to provide increasingly higher performing products.

   Manufacturing  Operations

     The Company's manufacturing operation occupies approximately 40,000 square feet of its Pompano Beach, Florida facility. The Company also operates a repair center for its 3200 Series systems in approximately 25,000 square feet at its former Oceanport, New Jersey facility under a three-year lease. The Company leases its Pompano Beach facility from Calvary Chapel pursuant to a lease that expires December 1999, but can be renewed for two two-year terms. Management believes that the manufacturing capacity available at its current facility could be significantly increased (with minimal capital spending) to meet increased manufacturing requirements either by raising the utilization rate or by adding personnel on its first and second shift or by adding a third shift. The Company outsources several subassembly operations, including some of its printed circuit board subassemblies, with continued substantial cost savings. The Company's manufacturing operation is focused on systems assembly, systems integration and systems test. Extensive testing and burn-in conditioning is performed at the board and subassembly levels and at final system integration. Because of the wide range of product configurations, final assembly and final acceptance test occurs when a specific customer order is being prepared for shipment.

   Sources  of  Supply

     Concurrent has multiple commercial sources of supply throughout the world for most of the materials and components it uses to produce its products. In some cases, components are being purchased by the Company from a single supplier to obtain the required technology. The Company depends on the availability of various key components, such as processors, memory, and asics, in the manufacturing of its 3200 Series, MAXION, Night Hawk and PowerMAXION series computers. For its current and next generation Night Hawk computer systems, the Company will depend on the availability of the IBM PowerPC microprocessors chips. Although the Company has not experienced any materially adverse impact on its operating results as a result of a delay in supplier performance, any delay in delivery of components may cause a delay in shipments by the Company of certain products. The Company estimates that a lead time of up to 16-24 weeks may be necessary to switch to an alternate supplier of custom application specific integrated circuits and printed circuit assemblies. A change in the supplier of these circuits without the appropriate lead time would result in a delay in shipments of certain products. Since revenue is recognized upon shipment, any delay may result in a delay of revenue recognition for any given accounting period. The Company works closely with its suppliers and regularly monitors their ability to meet its requirements in a timely manner. Management believes it has good relationships with its suppliers and expects that adequate sources of supply for components and peripheral equipment will continue to be available.

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

     Competition in the high performance real-time computing systems and applications market comes from four sources: (1) major computer companies that participate in the real-time marketplace by layering specialized hardware and software on top of or as an extension of their general purpose product platforms
- these are principally Compaq Computer Corporation and Hewlett-Packard Corporation; (2) other computer companies that provide solutions for applications that address a specific characteristic of real-time, such as fault tolerance or high-performance graphics - these computer companies include Silicon Graphics Inc., Stratus Computer, Inc., and Compaq Computer Corporation;
(3) general purpose computing companies that provide a platform on which third party vendors add real-time capabilities - these computer companies include International Business Machines Corp. and Sun Microsystems, Inc.; and (4) single board computer companies that provide board-level processors that are typically integrated into a customer's computer system - these computer companies include Force Computers, Inc. and Motorola, Inc.

     In the IVOD market, the Company competes with the following corporations in the market segment indicated: (1) in the cable and hospitality market segments
-  principally,  SeaChange  International, Inc.; nCUBE; and Diva Communications;
(2) in the intranet/distance learning market segment - principally, companies such as Compaq Computer Corporation; Sun Microsystems, Inc.; and International Business Machines Corp.; and (3) in the in-flight market segment - Hughes-Avicom International and B/E Aerospace.

   Intellectual  Property

     The Company relies on a combination of contracts and copyright, trademark, and trade secret laws to establish and protect its proprietary rights in its technology. The Company distributes its products under software license agreements which grant customers perpetual licenses to the Company's products and which contain various provisions protecting the Company's ownership and confidentiality of the licensed technology. The source code of the Company's products is protected as a trade secret and as an unpublished copyright work. In addition, in limited instances, the Company licenses its products under licenses that give licensees limited access to the source code of certain of the Company's products, particularly in connection with its strategic alliances. Despite precautions taken by the Company, however, there can be no assurance that the Company's products or technology will not be copied or otherwise obtained and used without authorization. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal protections of its technology.

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

   Employees

     As of June 30, 1998, the Company employed approximately 530 employees worldwide, of whom approximately 350 were employed in the United States, compared to approximately 580 and 900 employees worldwide at June 30, 1997 and 1996, respectively. The Company's employees are not unionized.

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

   Environmental  Matters

     The Company purchases, uses, and arranges for certified disposal of chemicals used in the manufacturing process at its Pompano Beach facility. As a result, the Company is subject to federal and state environmental protection and community right-to-know laws. Violations of such laws, in certain circumstances, can result in the imposition of substantial remediation costs and penalties. The Company believes it is in compliance with all material environmental laws and regulations.

(D)  FINANCIAL  INFORMATION  ABOUT  FOREIGN  AND  DOMESTIC OPERATIONS AND EXPORT
SALES

     A summary of net sales (consolidated net sales reflects sales to unaffiliated customers), attributable to Concurrent's foreign and domestic operations for the fiscal years ended June 30, 1998, 1997 and 1996, respectively, is presented at Note 12 to the financial statements of the Registrant included herein.

ITEM  2.   PROPERTIES

     Listed below are Concurrent's principal facilities as of June 30, 1998. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration. Management believes that its Pompano Beach, Florida manufacturing facility has more than sufficient capacity to meet the Company's projected manufacturing requirements.

                                                                                    APPROX.
                                                                                     FLOOR
                                                           OWNED     EXPIRATION      AREA
         LOCATION                   PRINCIPAL USE        OR LEASED  DATE OF LEASE  (SQ. FEET)
----------------------------  -------------------------  ---------  -------------  ----------

2101 West Cypress Creek Road  Corporate Headquarters,    Leased     December 1999      50,000
Fort Lauderdale, Florida      Sales, Marketing, and
                              Administration

2800 Gateway Drive            Manufacturing and Service  Leased     December 1999      40,000
Pompano Beach, Florida

2 Crescent Place              Repair and Service Depot   Leased     December 1999      25,000
Oceanport, New Jersey

Concurrent House              Sales/Service/Research &   Leased              2003      10,000
Railway Terrace               Development
Slough, Berks, England

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

     On December 19, 1997, the United States filed suit against Concurrent Computer Corporation (the "Company") in the United States District Court for the Eastern District of Virginia, alleging that the Company filed false and/or fraudulent claims in connection with the pricing of the Company's spare parts in 1991 under the Company's subcontract to Unisys Corporation as prime contractor for the U.S. Department of Commerce's Next Generation Weather Radar (NEXRAD) program. The government is seeking treble its unspecified damages and all allowable civil penalties. The Company denies these allegations and is vigorously defending against these claims. The trial in this matter commenced September 15, 1998, and is expected to conclude the week of September 21, 1998.
     To Concurrent's knowledge there are no material legal proceedings to which any director, officer, or affiliate of Concurrent, or any owner of record or beneficially of more than five percent of Common Stock, or any associate of any of the foregoing, is a party adverse to Concurrent or any of its subsidiaries. No material legal proceedings were terminated during the fourth quarter of the fiscal year ended June 30, 1998.

ITEM  4.       SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  applicable.

ITEM  10.   EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
     Executive officers of Concurrent are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal. Set forth below are the names, positions, and ages of the Company's executive officers as of September 18, 1998:

NAME                POSITION                                                AGE
------------------  ------------------------------------------------------  ---

E. Courtney Siegel  Chairman of the Board, President, and Chief Executive    48
                    Officer

Daniel S. Dunleavy  Executive Vice President, Chief Operating Officer, and   45
                    Chief Financial Officer

Robert E. Chism     Vice President, Development                              45

Karen G. Fink       Vice President, General Counsel and Secretary            42

Robert T. Menzel    Vice President, Real-Time Systems                        45

Michael N. Smith    Vice President, Video-On-Demand                          45

     E. COURTNEY SIEGEL. CHAIRMAN OF THE BOARD, PRESIDENT, AND CHIEF EXECUTIVE OFFICER. Mr. Siegel was elected Chairman of the Board in November 1997. He has served as President and Chief Executive Officer since June 1996. He served as Chairman, President, and Chief Executive Officer of Harris Computer Systems Corporation from October 1994 through June 1996. Prior to that time, and since 1990, Mr. Siegel served as a Vice President, General Manager of the Harris Computer Systems Division of Harris Corporation. Mr. Siegel's twenty year career in the computer technology field includes serving as Vice President of standoff weapons at Rockwell International Corporation, a producer of electronics, aerospace, automotive, and graphics equipment, and as Vice President of Harris Government Support Systems Division's Orlando Operation.

     DANIEL S. DUNLEAVY. EXECUTIVE VICE PRESIDENT, CHIEF OPERATING OFFICER, AND CHIEF FINANCIAL OFFICER. Mr. Dunleavy was elected Executive Vice President, Chief Operating Officer in October 1997. He has served as Vice President, Chief Financial Officer, and Chief Administrative Officer since June 1996. He served as Vice President, Chief Financial Officer with Harris Computer Systems Corporation from October 1994 through June 1996. Mr. Dunleavy served as Vice President, Strategic Alliances and International Operations of the Harris Computer Systems Division of Harris Corporation from February 1991 through October 1994. After joining Harris Corporation in 1978, Mr. Dunleavy served in various positions of increasing responsibility including Controller of the Harris Computer Systems Division from 1988 until 1991.

     ROBERT E. CHISM. VICE PRESIDENT, DEVELOPMENT. Mr. Chism was elected to this position in June 1996. He served as Vice President, Technical and Production Operations of Harris Computer Systems Corporation from October 1994 through June 1996. He joined the Harris Computer Systems Division of Harris Corporation in June 1993 as Director, Simulation Business Area. Before joining the Division, he held diverse engineering, program management and marketing assignments in computer and related industries with General Electric Company from May 1978 through June 1993, where he was Subsection Manager of Satellite Command and Data Handling at the time he left to join the Harris Computer Systems Division.

     KAREN G. FINK. VICE PRESIDENT, GENERAL COUNSEL AND SECRETARY. Ms. Fink was elected to this position in July 1996. She joined the Company from Harris Corporation where she served since 1985, most recently as Counsel and Assistant Secretary. Prior to that time, Ms. Fink was associated with the law firm of Seward & Kissel.

     ROBERT T. MENZEL. VICE PRESIDENT, REAL-TIME SYSTEMS. Mr. Menzel was elected to this position in June 1997. Mr. Menzel served as Vice President, North American Sales from June 1996 to February 1997, and from that time to June 1997 as Vice President, Interactive Video-On-Demand. From April 1995 to June 1996, he served as Vice President, General Manager of the Trusted Systems Division of Harris Computer Systems Corporation. From October 1994 to April 1995, he served as Vice President, National Sales of Harris Computer Systems Corporation. He joined the Harris Computer Systems Division of Harris Corporation in 1992 as Manager, Secure Systems Marketing, later assumed responsibility for the entire Secure Business Area and ultimately became Vice President, National Sales. Prior to joining the Harris Computer Systems Division, he held positions of increasing responsibility over a twelve year period at the Aerospace Division of General Electric Company within the Business Development and Marketing Group, serving as Manager, Army Business Development at the time he joined the Harris Computer Systems Division.

     MICHAEL N. SMITH. VICE PRESIDENT, VIDEO-ON-DEMAND. Mr. Smith was elected to this position in June 1997. Prior to that time, he served as Vice President, Marketing since June 1996. From April 1995 to June 1996, he served as Vice President, General Manager of the Real-Time Division of Harris Computer Systems Corporation. From October 1994 to April 1995, Mr. Smith served as Vice President, Marketing of Harris Computer Systems Corporation. He joined the Harris Computer Systems Division of Harris Corporation in March 1992 as Director, Secure Systems Business and later became Vice President, Marketing, a position he served in from January 1993 to October 1994. Prior to that time, he served in positions of increasing responsibility over a fifteen year period at the Aerospace Division of General Electric Company, serving as Program Manager, Armor Training at the time he joined the Harris Computer Systems Division.

                                    PART II

ITEM  5.       MARKET  FOR  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
MATTERS
     The Common Stock is currently traded under the symbol "CCUR" on the NASDAQ National Market System. The following table sets forth the high and low sale information for the Common Stock for the periods indicated, as reported by NASDAQ.

                      HIGH     LOW
                      ----     ---
Fiscal Year 1998
Quarter Ended:
  September 30, 1997  2.813  1.250
  December 31, 1997   3.500  1.781
  March 31, 1998      3.375  1.688
  June 30, 1998        5.00  2.906

Fiscal Year 1997
Quarter Ended:
  September 30, 1996  2.438  1.000
  December 28, 1996   2.969  1.719
  March 31, 1997      2.844  1.563
  June 30, 1997       2.406  1.438

     As of September 18, 1998, there were 47,708,939 shares of Common Stock outstanding, held of record by approximately 2,172 stockholders.

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

     On July 31, 1992, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Common Stock and then outstanding Convertible Preferred Stock of the Company to stockholders of record at the close of business on August 14, 1992. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Participating Cumulative Preferred Stock, par value $.01 per share, at a cash purchase price of $30.00 per Right, subject to adjustment, which become exercisable upon the occurrence of certain events (see Note 17 to the Consolidated Financial Statements.)


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

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

     The Company, in the normal course of doing business, is exposed to the risks associated with foreign currency exchange rates. The Company does not hold any market risk sensitive instruments, and minimizes its exposure through judicious management of its international assets and liabilities.

     The Company minimizes its foreign inventory levels, and enters into foreign currency transactions only in those countries where it has foreign operations, and is therefore able to offset resultant assets with local liabilities.

ITEM  8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The following Consolidated Financial Statements and supplementary data for Concurrent are included herein.

                                                          PAGE
                                                          ----
Independent Auditors' Reports                              20
Consolidated Balance Sheets as of June 30, 1998 and 1997   22
Consolidated Statements of Operations for the years ended
June 30, 1998, 1997 and 1996                               23
Consolidated Statements of Stockholders' Equity for
the years ended June 30, 1998, 1997 and 1996               24
Consolidated Statements of Cash Flows for the years ended
June 30, 1998, 1997 and 1996                               25
Notes to Consolidated Financial Statements                 26

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

                                    PART III

ITEM  10.   DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

(A)  IDENTIFICATION  OF  DIRECTORS
     Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's Proxy Statement to be dated October 1, 1998 in connection with its Annual Meeting of Stockholders to be held on October 30, 1998 ("Registrant's 1998 Proxy Statement").


(B)  IDENTIFICATION  OF  EXECUTIVE  OFFICERS     The  information  called  for
hereunder is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant".


(C)  IDENTIFICATION  OF  CERTAIN  SIGNIFICANT  EMPLOYEES

     Not  applicable.


(D)  FAMILY  RELATIONSHIPS
     There is no family relationship between any director and/or executive officer of the Company.


(E) BUSINESS EXPERIENCE The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's 1998 Proxy Statement with respect to the business experience of Registrant's directors. The information called for by this Item 10 with respect to executive officers of Registrant is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant".


(F)  INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's 1998 Proxy Statement.


(G) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Registrant's 1998 Proxy Statement.

ITEM  11.   EXECUTIVE  COMPENSATION     The  Registrant  hereby  incorporates by
reference in this Form 10-K certain information contained under the caption "Executive Compensation" in Registrant's 1998 Proxy Statement.

ITEM  12.   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in Registrant's 1998 Proxy Statement.


(B)  SECURITY  OWNERSHIP  OF  MANAGEMENT
     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in Registrant's 1998 Proxy Statement.


(C) CHANGES IN CONTROL The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM  13.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions "Security Ownership of Certain Beneficial Owners and Management," "Election of Directors" and "Executive Compensation" in Registrant's 1998 Proxy Statement.

                                     PART IV

ITEM  14.   EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND REPORTS ON FORM 8-K

(A)  (1)  FINANCIAL  STATEMENTS  FILED  AS  PART  OF  THIS  REPORT:
          Independent  Auditors'  Reports

          Consolidated  Balance  Sheets  as  of  June  30,  1998  and  1997

          Consolidated Statements of Operations for the years ended June 30, 1998, 1997 and 1996

          Consolidated  Statements  of  Stockholders'  Equity
          for  the  years  ended  June  30,  1998,  1997  and  1996

          Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996

          Notes  to  Consolidated  Financial  Statements

     (2)  FINANCIAL  STATEMENT  SCHEDULES

Schedule  II     Valuation  and  Qualifying  Accounts

     All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable, material or required.

     (3)  EXHIBITS

EXHIBIT NO.   DESCRIPTION
------------  -------------------------------------------------------------------------------------------------------------
2             Purchase and Sale Agreement dated March 26, 1996 as amended and restated on May 23,
              1996, between Concurrent Computer Corporation (the "Company") and Harris Computer
              Systems Corporation ("HCSC"). (a)

3.1           Restated Certificate of Incorporation of the Company. (b)

3.2           Amended and Restated By-laws of the Company (November 1996) (c)

3.3           Certificate of Designation, Preferences and Rights of Class B Convertible Preferred Stock. (d)

4.1           Form of  Share Holding Agreement dated June 27, 1996 between the Company and HCSC. (d)
4.2           Form of Common Stock Certificate. (e)

4.3           Rights Agreement dated as of July 31, 1992 between the Company and The First National
              Bank of Boston, as rights agent. (f)

4.4           Warrant to Purchase Shares of Common Stock of the Company dated August 17, 1998 issued to Scientific-Atlanta, Inc.

*10.1(a)      1991 Restated Stock Option Plan (As amended as of October 30, 1997). (g)

*10.2(a)      Form of Employment Agreement between the Company and its executive officers.  All agreements, other than Mr. Siegel's,  contain substantially the same terms other than annual base salary and annual target bonus percentage. (h)

*10.2(b)      Employment Agreement dated as of March 25, 1996 between the Company and E. Courtney
              Siegel. (i)

*10.3(a)      Form of Incentive Stock Option Agreement between the Company and its executive officers.
              All agreements contain the same terms with the exception of the number of shares subject of the option and the vesting schedules. (j)

*10.3(b)      Form of Non-Qualified Stock Option Agreement between the Company and its executive officers.  All agreements contain the same terms with the exception of the number of shares subject of the option and the vesting schedules.  (b)

10.5          AT&T Information Systems Sublicensing Agreement. (b)

10.6(a)       Amended and Restated Loan and Security Agreement dated March 1, 1998 between the
              Company and the lender named therein. (l)

11            Statement re: computation of per share earnings.

21            Subsidiaries of Registrant.

23.1          Consent of KPMG Peat Marwick LLP.

23.2          Consent of PricewaterhouseCoopers LLP.

27            Financial Data Schedule.
-----------------

     *  Management  contract  or  compensatory  plan  or  arrangement.
(a)     Incorporated  herein  by  reference  to  the  Exhibits  to  the  Company's  proxy  materials  dated  May  23, 1996.
(b)     Incorporated  herein  by  reference  to  the  Exhibits  to  the  Company's  Registration  Statement  on  Form  S-2
        (No.  33-62440).
(c)     Incorporated  herein  by  reference  to  the  Exhibits  to  the  Company's  Quarterly  Report  on  Form  10-Q  for
        the  fiscal  quarter  ended  December  28,  1996.
(d)     Incorporated  herein  by  reference  to  the  Exhibits  to  the  Company's  Current  Report  on  Form  8-K,  dated
        April  19,  1996.
(e)     Incorporated  herein  by  reference  to  Exhibit  Number  4.4  of  Item  14  of  the  Company's  Annual  Report  on
        Form  10-K  for  the  fiscal  year  ended  June  30,  1992.
(f)     Incorporated  herein  by  reference  to  the  Company's  Current  Report  on  Form  8-K  dated  August  20,  1992.
(g)     Incorporated  herein  by  reference  to  Exhibit  Number  10  to  the  Company's  Quarterly  Report  on  Form  10-
        Q  for  the  fiscal  quarter  ended  December  31,  1997.
(h)     Incorporated  herein  by  reference  to  Exhibit  Number  10  of  Item  14  of  the  Company's  Annual  Report  on
        Form  10-K  for  the  fiscal  year  ended  June  30,  1991.
(i)     Incorporated  herein  by  referenced  to  Exhibit  10  of  Item  14  of  the  Company's  Annual  Report  on  Form
        10-K  for  the  fiscal  year  ended  June  30,  1996.
(j)     Incorporated  herein by reference to the Exhibits to the Company's Amendment No. 1 to Registration     Statement on
        Form  S-1  dated  April  20,  1992.  (No.  33-45871).
(k)     Incorporated  herein  by  reference to Exhibit Number 10 of Item 14 of the Company's Annual Report on     Form 10-K
        for  the  fiscal  year  ended  June  30,  1997.
(l)     Incorporated  herein  by  reference  to  Exhibit  Number  10  of  the  Company's  Quarterly  Report  on  Form  10-
        Q  for  the  fiscal  quarter  ended  March  31,  1998.

REPORTS  ON  FORM  8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CONCURRENT  COMPUTER  CORPORATION

                      By:     /s/  DANIEL  S.  DUNLEAVY
                              -------------------------
                              Daniel  S.  Dunleavy
                              Executive Vice President, Chief Operating Officer and Chief Financial Officer


Date:     September  22,  1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the date indicated.

NAME                                           CAPACITY
--------------------------  --------------------------------------------------
/s/  E. COURTNEY SIEGEL     Chairman of the Board, President and               -|
--------------------------                                                      |
     E. Courtney Siegel     Chief Executive Officer                             |
                            (Principal Executive Officer)                       |
                                                                                |
/s/  DANIEL S. DUNLEAVY     Executive Vice President, Chief Operating Officer   |
--------------------------                                                      |
     Daniel S. Dunleavy     and Chief Financial Officer                         |
                            (Principal Financial and Accounting Officer)        |
                                                                                |
/s/  MICHAEL A. BRUNNER     Director                                            |
--------------------------                                                      |
     Michael A. Brunner                                                         |  September 22, 1998
                                                                                |
/s/  MORTON E. HANDEL       Director                                            |
--------------------------                                                      |
     Morton E. Handel                                                           |
/s/  C. SHELTON JAMES       Director                                            |
--------------------------                                                      |
     C. Shelton James                                                           |
                                                                                |
/s/  RICHARD P. RIFENBURGH  Director                                            |
--------------------------                                                      |

                         CONCURRENT COMPUTER CORPORATION
                           ANNUAL REPORT ON FORM 10-K


                                     ITEM 8
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                            YEAR ENDED JUNE 30, 1998

                          INDEPENDENT AUDITORS' REPORT


The  Board  of  Directors
Concurrent  Computer  Corporation:


We have audited the accompanying consolidated balance sheets of Concurrent Computer Corporation and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, redeeemable preferred stock and stockholders' equity, and cash flows for the years then ended. In connection with our audit of the consolidated financial statements, we also audited the financial statement schedule for the years ended June 30, 1998 and 1997, as listed in Item 14(a)(2) of the Company's 1998 Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule of Concurrent Computer Corporation and subsidiaries for the year ended June 30, 1996, prior to their restatement for the prior period adjustment described in Note 21 to the consolidated financial statements were audited by other auditors whose report dated August 12, 1996, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concurrent Computer Corporation and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended June 30, 1998 and 1997, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited the adjustments described in Note 21 that were applied to restate the 1996 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.


                                    /s/  KPMG  PEAT  MARWICK  LLP
                                    -----------------------------


July  31,  1998

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and the Board of Directors of Concurrent Computer Corporation


We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Concurrent Computer Corporation (the
"Company") for the year ended June 30, 1996 (not presented herein). In addition, we have audited the financial statement schedule for the year ended
June 30, 1996 as listed in Item 14(a) of the Company's Annual Report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Concurrent Computer Corporation for the year ended June 30, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                    /s/  COOPERS  &  LYBRAND  L.L.P.
                                    --------------------------------


Parsippany,  New  Jersey
August  12,  1996

                                 CONCURRENT COMPUTER CORPORATION
                                   CONSOLIDATED BALANCE SHEETS
                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  JUNE 30,   JUNE 30,
                                                                                   1998       1997
                                                                                 ---------  ---------
                                              ASSETS
Current assets:
  Cash and cash equivalents                                                      $  5,733   $  4,024
  Trading securities                                                                    -      2,718
  Accounts receivable, less allowance for doubtful
    accounts of $503 and $913 in 1998 and 1997, respectively                       18,996     25,720
  Inventories                                                                       6,263      8,399
  Prepaid expenses and other current assets                                         1,487      2,286
                                                                                 ---------  ---------
    Total current assets                                                           32,479     43,147
Property, plant and equipment - net                                                12,419     14,207
Facilities held for disposal                                                            -      4,700
Other long-term assets                                                              1,337      1,474
                                                                                 ---------  ---------
Total assets                                                                     $ 46,235   $ 63,528
                                                                                 =========  =========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                  $    365   $  5,399
  Current portion of long-term debt                                                     -      1,668
  Revolving credit facility                                                         1,123      3,118
  Accounts payable and accrued expenses                                            13,321     23,866
  Deferred revenue                                                                  4,018       ,402
                                                                                 ---------  ---------
    Total current liabilities                                                      18,827     38,453

Long-term debt                                                                          -      4,493
Other long-term liabilities                                                         1,898      1,219
                                                                                 ---------  ---------
    Total liabilities                                                              20,725     44,165
                                                                                 ---------  ---------

Class B 9% cumulative, convertible, redeemable, exchangeable preferred
  Stock, mandatory redemption value of $1,378,000 at June 30, 1997;
  $.01 par value per share; 1,000,000 authorized; 220,000 issued and
  outstanding at June 30, 1997; none outstanding at June 30, 1998                       -      1,243

Stockholders' equity:
  Shares of preferred stock, par value $.01; 25,000,000 authorized; none issued         -          -
  Shares of common stock, par value $.01; 100,000,000 authorized;
    47,632,309 and 46,102,872 issued at June 30, 1998 and 1997, respectively          476        461
  Capital in excess of par value                                                   97,136     92,650
  Accumulated deficit after eliminating accumulated deficit of
    $81,826 at December 31, 1991, date of quasi-reorganization                    (71,191)   (74,587)
  Treasury stock, at cost; 840 shares                                                 (58)       (58)
  Cumulative foreign currency translation adjustment                                 (853)      (346)
                                                                                 ---------  ---------
    Total stockholders' equity                                                     25,510     18,120
                                                                                 ---------  ---------

Total liabilities and stockholders' equity                                       $ 46,235   $ 63,528
                                                                                 =========  =========

     The accompanying notes are an integral part of the consolidated financial statements.

                         CONCURRENT COMPUTER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED JUNE 30,
                                                             ------------------------------
                                                               1998      1997     1996 (1)
                                                             --------  ---------  ---------
Net sales
     Computer systems                                        $37,868   $ 55,664   $ 42,430
     Service and other                                        44,347     52,703     53,370
                                                             --------  ---------  ---------
    Total                                                     82,215    108,367     95,800

Cost of sales
     Computer systems                                         18,556     27,662     27,487
     Service and other                                        23,269     28,426     33,048
     Transition                                                    -      1,068          -
                                                             --------  ---------  ---------
    Total                                                     41,825     57,156     60,535
                                                             --------  ---------  ---------

Gross margin                                                  40,390     51,211     35,265

Operating expenses:
     Selling, general and administrative                      25,134     28,604     29,818
     Research and development                                 10,947     13,577     13,837
     Restructuring                                              (607)         -     24,480
     Transition                                                    -      2,292          -
     Curtailment gain on postretirement benefit obligation         -     (2,501)         -
     Non-cash development expenses                             1,605          -          -
                                                             --------  ---------  ---------

Total operating expenses                                      37,079     41,972     68,135
                                                             --------  ---------  ---------

Operating income (loss)                                        3,311      9,239    (32,870)

Interest expense                                                (833)    (2,034)    (2,316)
Interest income                                                  185        164        226
Other non-recurring items                                      1,434     (1,577)    (3,297)
Other income (expense) - net                                     277       (350)    (1,502)
                                                             --------  ---------  ---------

Income (loss) before provision for income taxes                4,374      5,442    (39,759)

Provision for income taxes                                       960      1,381      1,550
                                                             --------  ---------  ---------

Net income (loss)                                              3,414      4,061    (41,309)
Preferred stock dividends and accretion of
     mandatory redeemable preferred shares                       (18)      (311)         -
                                                             --------  ---------  ---------

Net income (loss) available to common shareholders           $ 3,396   $  3,750   $(41,309)
                                                             ========  =========  =========

Basic and diluted net income (loss) per share                $  0.07   $   0.08   $  (1.35)
                                                             ========  =========  =========

(1)  Restated  to  reflect  a  prior  period  adjustment  (see  Note  21).

     The accompanying notes are an integral part of the consolidated financial statements.

                         CONCURRENT COMPUTER CORPORATION
              CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                                                                         CUMULATIVE
                                                                                                          FOREIGN
                                                 REDEEMABLE    COMMON  STOCK    CAPITAL  IN               CURRENCY
                                                             ------------------
                                                  PREFERRED               PAR    EXCESS OF  ACCUMULATED TRANSLATION TREASURY STOCK
                                                             ------------------                                     --------------
                                                    STOCK      SHARES    VALUE   PAR VALUE    DEFICIT    ADJUSTMENT   SHARES
                                                   --------  ----------  ------  ----------  ---------  ------------  -------
Balance at June 30, 1995                           $     -   30,208,276  $  302  $   73,112  $(37,028)  $    (1,158)    (840)
Sale of common stock under stock plans                   -      379,679       4         513         -             -        -
Issuance of common stock under                           -            -       -           -         -             -        -
  Retirement savings plan                                -      270,109       3         516         -             -        -
Issuance of common stock in connection                   -            -       -           -         -             -        -
  With acquisition of business, including                -            -       -           -         -             -        -
  Certain advisory fees                                  -   10,365,546     103      10,111         -             -        -
Issuance of preferred stock in connection with           -            -       -           -         -             -        -
  Acquisition (see Note 3)                           5,610            -       -           -         -             -        -
Net loss                                                 -            -       -           -   (39,712)            -        -
Foreign currency  translation adjustment                 -            -       -           -         -           360        -
                                                   --------  ----------  ------  ----------  ---------  ------------  -------
                                                         -            -       -           -         -             -        -
Balance at June 30, 1996, as previously reported     5,610   41,223,610     412      84,252   (76,740)         (798)    (840)
Prior period adjustment (see Note 21)                    -            -       -          --    (1,597)        1,456        -
                                                   --------  ----------  ------  ----------  ---------  ------------  -------
                                                        --           --       -          --         -             -        -
Balance at June 30, 1996, as restated                5,610   41,223,610     412      84,252   (78,337)          658     (840)
Sale of common stock under stock plans                   -    1,064,981      11       1,252         -             -        -
Issuance of common stock under                           -            -       -           -         -             -        -
  Retirement savings plan                                -      629,847       6       1,271         -             -        -
Issuance of common stock for severance                   -    1,234,434      12       1,508         -             -        -
Conversion of cumulative, convertible                    -            -       -           -         -             -        -
  Redeemable exchangeable preferred stock           (4,387)   1,950,000      20       4,367         -             -        -
Net income                                               -            -       -           -     4,061             -        -
Dividends on and accretion of preferred stock           20            -       -           -      (311)            -        -
Foreign currency translation adjustment                  -            -       -           -         -        (1,004)       -
                                                   --------  ----------  ------  ----------  ---------  ------------  -------
                                                         -            -       -           -         -             -        -
Balance at June 30, 1997                             1,243   46,102,872     461      92,650   (74,587)         (346)    (840)
Sale of common stock under stock plans                   -      678,213       6         961         -             -        -
Issuance of common stock under                           -            -       -           -         -             -        -
  Retirement savings plan                                -      296,224       3         581         -             -        -
Conversion of cumulative, convertible                    -            -       -           -         -             -        -
  Redeemable exchangeable preferred stock           (1,245)     555,000       6       1,239         -             -        -
Issuance of warrants                                     -            -       -       1,605         -             -        -
Quasi-reorganization related adjustment                  -            -       -         100         -             -        -
Net income                                               -            -       -           -     3,414             -        -
Dividends on and accretion of preferred stock            2            -       -           -       (18)            -        -
Foreign currency translation adjustment                  -            -       -           -         -          (507)       -
                                                   --------  ----------  ------  ----------  ---------  ------------  -------
                                                         -            -       -           -         -             -        -
Balance at June 30, 1998                           $     -   47,632,309  $  476  $   97,136  $(71,191)  $      (853)    (840)
                                                   ========  ==========  ======  ==========  =========  ============  =======


                                               TREASURY STOCK
                                                   ---------
                                                     COST      TOTAL
                                                   ---------  --------
Balance at June 30, 1995                           $    (58)  $35,170
Sale of common stock under stock plans                    -       517
Issuance of common stock under                            -         -
  Retirement savings plan                                 -       519
Issuance of common stock in connection                    -         -
  With acquisition of business, including                 -         -
  Certain advisory fees                                   -    10,214
Issuance of preferred stock in connection with            -         -
  Acquisition (see Note 3)                                -         -
Net loss                                                      (39,712)
Foreign currency  translation adjustment                  -       360
                                                   ---------  --------
                                                          -         -
Balance at June 30, 1996, as previously reported        (58)    7,068
Prior period adjustment (see Note 21)                     -      (141)
                                                   ---------  --------
                                                          -         -
Balance at June 30, 1996, as restated                   (58)    6,927
Sale of common stock under stock plans                    -     1,263
Issuance of common stock under                            -         -
  Retirement savings plan                                 -     1,277
Issuance of common stock for severance                    -     1,520
Conversion of cumulative, convertible                     -         -
  Redeemable exchangeable preferred stock                 -     4,387
Net income                                                -     4,061
Dividends on and accretion of preferred stock             -      (311)
Foreign currency translation adjustment                   -    (1,004)
                                                   ---------  --------
                                                          -         -
Balance at June 30, 1997                                (58)   18,120
Sale of common stock under stock plans                    -       967
Issuance of common stock under                            -         -
  Retirement savings plan                                 -       584
Conversion of cumulative, convertible                     -         -
  Redeemable exchangeable preferred stock                 -     1,245
Issuance of warrants                                      -     1,605
Quasi-reorganization related adjustment                   -       100
Net income                                                -     3,414
Dividends on and accretion of preferred stock             -       (18)
Foreign currency translation adjustment                   -      (507)
                                                   ---------  --------
                                                          -         -
Balance at June 30, 1998                           $    (58)  $25,510
                                                   =========  ========

     The accompanying notes are an integral part of the consolidated financial statements.

                                      CONCURRENT COMPUTER CORPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (DOLLARS IN THOUSANDS)

                                                                                 YEARS ENDED JUNE 30,
                                                                            -------------------------------
                                                                              1998       1997     1996 (1)
                                                                            ---------  ---------  ---------
Cash flows provided by operating activities:
  Net income                                                                $  3,414   $  4,061   $(41,309)
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Unrealized loss on trading securities                                          -      2,334          -
    Realized gain on trading securities                                         (420)      (757)         -
    Gain on sale of facility                                                    (706)         -          -
    Depreciation and amortization                                              5,656      5,177     11,067
    Other non-cash expenses                                                    1,014      1,404      5,117
    Provision for restructuring                                                    -          -     24,480
    Issuance of non-cash warrants                                              1,605          -          -
    Other non-recurring charge                                                     -          -      3,297
    Decrease (increase) in assets:
      Accounts receivable                                                      6,864      2,087      6,086
      Inventories                                                              1,915      3,917       (157)
      Prepaid expenses and other current assets                                 (309)       (29)       555
      Other long term assets                                                      83      1,879        880
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses                                  (10,945)   (16,714)    (6,104)
      Other long term liabilities                                                679     (3,235)      (639)
                                                                            ---------  ---------  ---------
Net cash provided by operating activities                                      8,850        124      3,273
                                                                            ---------  ---------  ---------

Cash flows provided by (used in) investing activities:
  Net additions to property, plant and equipment                              (2,949)    (2,510)    (2,513)
  Proceeds from sale of facility                                               5,406          -      2,300
  Acquisition of business, net of cash received and non-cash transactions          -          -     (2,980)
  Proceeds from sale of trading securities                                     2,668      5,782          -
                                                                            ---------  ---------  ---------
Net cash provided by (used in) investing activities                            5,125      3,272     (3,193)
                                                                            ---------  ---------  ---------

Cash flows used in financing activities:
  Net payments of notes payable                                               (4,173)       386        (99)
  Repayment of long term debt                                                 (8,156)    (3,579)    (3,915)
  Proceeds from sale and issuance of common stock                                967      1,263      1,031
                                                                            ---------  ---------  ---------
Net cash used in financing activities                                        (11,362)    (1,930)    (2,983)
                                                                            ---------  ---------  ---------

Effect of exchange rates on cash and cash equivalents                           (904)    (1,004)       737
                                                                            ---------  ---------  ---------

Increase (decrease) in cash and cash equivalents                               1,709        462     (2,166)
Cash and cash equivalents - beginning of year                                  4,024      3,562      5,728
                                                                            ---------  ---------  ---------
Cash and cash equivalents - end of year                                     $  5,733   $  4,024   $  3,562
                                                                            =========  =========  =========

Cash paid during the period for:
    Interest                                                                $    568   $  2,255   $  1,931
                                                                            =========  =========  =========
    Income taxes (net of refunds)                                           $  1,434   $  1,685   $  1,659
                                                                            =========  =========  =========

Non-cash investing/financing activities
    Issuance of common stock                                                       -          -     10,111
                                                                            ---------  ---------  ---------
    Issuance of preferred stock                                                    -          -      5,610
                                                                            ---------  ---------  ---------
    Conversion of preferred stock                                              1,245      4,387          -
                                                                            ---------  ---------  ---------
    Dividends on preferred stock                                                  18        311          -
                                                                            ---------  ---------  ---------

(1)  Restated  to  reflect  a  prior  period  adjustment  (see  Note  21).

     The accompanying notes are an integral part of the consolidated financial statements.

                         CONCURRENT COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     OVERVIEW  OF  THE  BUSINESS

     Concurrent Computer Corporation ("Concurrent" or the "Company"), headquartered in Ft. Lauderdale, Florida, is a leading supplier of high-performance, real-time computer systems and services. A real-time system is one specially designed to acquire, process, store, and display large amounts of rapidly changing information in real time with microsecond response as changes occur. Concurrent sells its systems in strategic target markets worldwide, primarily through direct field sales and service offices. Such target markets include simulation; data acquisition; instrumentation and process control; interactive real time (includes video on demand, multimedia, wagering and gaming) and telecommunications. The Company operates in 28 countries worldwide. It provides sales and support from offices and subsidiaries throughout North America, South America, Europe, Asia, and Australia.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Principles  of  Consolidation

     The consolidated financial statements include the accounts of all wholly-owned domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

     Gains (losses) on foreign currency transactions of $82,000, $138,000, and ($934,000) for the years ended June 30, 1998, 1997, and 1996, respectively, are included in Other income (expense) - net.

     Cash  Equivalents

     Short-term investments with original maturities of ninety days or less at the date of purchase are considered cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market, and represents cash invested in U.S. Government securities, bank certificates of deposit, or commercial paper.

     Trading  Securities

     The Company's investments, other than those considered cash equivalents, are considered trading securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Pursuant to the provisions of
SFAS No. 115, any unrealized holding gains and losses are included as a component of the consolidated statement of operations. Market values of the securities are determined by the most recently traded price of the security at the balance sheet date.

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

     Revenue  Recognition  and  Related  Matters

     Computer systems sales are recorded when the earnings process is complete, typically upon shipment to customers. Service contract revenue is recognized separately and as earned, on a straight line basis, over the respective maintenance period in accordance with the terms of the applicable contract.

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

     For the years ended June 30, 1997 and 1996, amortization expense relating to software development and production costs which is included as a component of cost of sales amounted to $29,000 and $1,070,000, respectively. During fiscal year 1997, the Company wrote off all of its fully amortized capitalized software. Subsequently, no additional software development and production costs have been incurred. The Company does not incur costs related to the development or purchase of internal use software.

     Research  and  Development

     Research  and  development  expenditures  are  expensed  as  incurred.

     Basic  and  Diluted  Income  (Loss)  per  Share

     Basic income (loss) per share is computed by dividing income (loss) after deduction of preferred stock dividends by the weighted average number of common shares outstanding during each year. In fiscal years 1998 and 1997, diluted income per share is computed using the treasury stock method by dividing income
(loss) after deduction of preferred stock dividends by the weighted average number of shares including common share equivalents and incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In fiscal 1996, diluted loss per share has not been adjusted due to the effect of the incremental shares being antidilutive.

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 specifies new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify EPS computations included (i) eliminating the presentation of primary EPS and replacing it with basic EPS, (ii) eliminating the modified treasury stock method and the three percent materiality provision and (iii) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements.

     SFAS No. 128 is effective for financial statements issued for period ending after December 15, 1997. The adoption of this statement during fiscal year 1998 did not have a significant impact on the Company's previously reported EPS.

     Impairment  of  Long-Lived  Assets

     The Company follows the provisions of SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this standard did not materially affect the Company's earnings, financial condition or cash flows as this was essentially the same method used in the past to measure and record asset impairments. The Company's fiscal 1996 provision for restructuring included the recognition of certain asset impairments as a result of the Company's restructuring plans (see Note 9).

     Fair  Value  of  Financial  Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable and short term debt approximate fair value because of the short maturity of these instruments.

     Income  Taxes

     The Company and its domestic subsidiaries file a consolidated Federal income tax return. All foreign subsidiaries file individual tax returns pursuant to local tax laws. The Company follows the asset and liability method of accounting for income taxes. Under the asset and liability method, a deferred tax asset or liability is recognized for temporary differences between financial reporting and income tax bases of assets and liabilities, tax credit carryforwards and operating loss carryforwards. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that such deferred tax assets will not be realized. Utilization of net operating loss carryforwards and tax credits, which originated prior to the Company's quasi-reorganization effected on December 31, 1991, are recorded as adjustments to capital in excess of par value.

     Stock-Based  Compensation

     Prior to July 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. During fiscal year 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures (which for the Company would include employee stock option grants made in fiscal year 1996 and future years) as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     Year  2000  (unaudited)

     Management converted its computer systems and believes they are Year 2000 compliant. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has expensed all costs associated with these systems changes.

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

     Reclassifications

     Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation.

3.     ACQUISITION

     On June 27, 1996 Concurrent acquired the assets of the Real-Time Division of Harris Computer Systems Corporation ("HCSC") and 683,178 newly-issued shares of HCSC, in exchange for 10,000,000 shares of common stock of Concurrent (with a fair value of $9.7 million); 1,000,000 shares of convertible exchangeable preferred stock of Concurrent with a 9% cumulative annual dividend payable quarterly in arrears, mandatorially redeemable at $6,263,000 (with an estimated fair value of $5.6 million) (see Note 5); and the assumption of certain liabilities relating to the HCSC Real-Time Division (the "Acquisition"). The aggregate purchase price of the Acquisition was approximately $18.7 million, including $3.4 million in transaction expenses (principally financial advisor, legal and other professional fees). The Acquisition was accounted for as a purchase effective June 30, 1996. The Acquisition resulted in excess of acquired net assets over cost (negative goodwill) amounting to approximately $8.7 million which has been allocated to reduce proportionately the values assigned to non-current assets.

     In connection with the Acquisition, the Company recorded a $1.4 million liability for the estimated costs of exiting certain activities of the acquired business and the cost of termination benefits for employees of the acquired business. This liability included the estimated costs for workforce reductions (including the termination of approximately ten employees), office closings and other related costs which represented approximately 45%, 45%, and 10% of the provision, respectively.

     The assets acquired and liabilities assumed as a result of the Acquisition, after eliminating the excess of acquired net assets over cost by allocating such excess to reduce proportionately the values assigned to non-current assets, were as follows:

                                          (DOLLARS IN THOUSANDS)
                                          -----------------------
Cash                                      $                  420
Trading securities                                        10,077
Accounts receivable                                        9,695
Inventories                                                3,785
Other current assets                                         110
Property, plant and equipment                                921
Other assets                                                 376
Accounts payable and accrued liabilities                  (6,674)
                                          -----------------------
     Total - net                          $               18,710
                                          =======================

     The value assigned to trading securities reflects the acquisition of 683,173 shares of HCSC common stock at the market price per share on the date of the Acquisition of $14.75 per share. During fiscal year 1997, the Company sold 377,995 shares resulting in a realized gain of $757,000. At June 30, 1997, the value of the remaining shares was $8.91 per share, resulting in an unrealized loss of $2.3 million for the year then ended. During the year ended June 30, 1998, 259,352 shares of stock were sold, resulting in a realized gain for the period of $358,000, and 45,826 shares valued at $10.25 per share were issued as bonuses to Company employees resulting in a realized gain of $62,000 and non-cash compensation expense of $470,000. The gains are included as other non-recurring charges in the consolidated statement of operations and the non-cash expense in the consolidated statement of cash flows.

     Transition expenses include charges for costs associated with the combination of Concurrent and the HCSC Real-Time Division.

     The following unaudited pro forma financial information gives effect to the Acquisition as if it had been consummated as of July 1, 1995. In accordance with generally accepted accounting principles, pro forma adjustments related to the depreciation and amortization of assets, preferred stock dividends, interest income and certain other adjustments are included in the pro forma financial information. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the Acquisition been in effect at the beginning of the periods nor of the future results of operations of the combined companies.

                    YEAR ENDED JUNE 30, 1996
                    --------------------------
                      (DOLLARS IN THOUSANDS,
                      EXCEPT PER SHARE DATA)
Net sales           $                 133,871
Net loss            $                 (44,498)
Net loss per share  $                   (1.10)

4.     DISSOLUTION  OF  JOINT  VENTURE

     In June 1998, the Company entered into a Share Transfer and Termination of Shareholders Agreement (the "Termination Agreement") whereby it acquired the 40 percent interest held by the minority shareholders in the Company's Japanese subsidiary, Concurrent Nippon Corporation ("CNC"). Pursuant to the provisions of the Termination Agreement, the minority shareholders relinquished their interest in CNC by transferring 1,200 shares of CNC to the Company and paying $1.2 million to the Company.

     Per the original joint venture agreement, Concurrent and the minority shareholders shared the income of CNC on a 60-40 basis, respectively. However, for losses, minority shareholders only assumed its share of the losses until it reached the 40 percent investment. Subsequent to that point Concurrent had assumed 100 percent of the losses. The minority shareholders stopped assuming its share of CNC's losses at the end of fiscal year 1996.

     As part of the Termination Agreement, the minority shareholders agreed to assume its share of CNC losses subsequent to fiscal year 1996 amounting to $1.2 million. The Company accounted for this payment from the minority shareholders in the consolidated statement of operations as other non-recurring items in the fourth quarter.

5.     REDEEMABLE  CONVERTIBLE  PREFERRED  STOCK

     In connection with the Acquisition, Concurrent issued 1,000,000 shares of newly issued Class B 9% Cumulative Convertible Redeemable Exchangeable Preferred Stock ("Preferred Stock"). Each share of Preferred Stock is convertible into one or more shares of fully paid non-assessable shares of common stock of the Company at a conversion price of $2.50. The preferred stock was recorded at fair value when issued. During fiscal years 1998 and 1997 respectively, 220,000 and 780,000 shares of Concurrent Preferred Stock were converted into outstanding common stock. As of June 30, 1998, there was no outstanding Preferred Stock.

6.     PROVISION  FOR  RESTRUCTURING

     In connection with the Acquisition, the Company recorded a $23.2 million restructuring provision as of June 30, 1996. Such charge, based on formal approved plans, included the estimated costs related to the rationalization of facilities, workforce reductions, asset writedowns and other costs which represented approximately 44%, 28%, 26%, and 2%, respectively. The rationalization of facilities included the planned disposition of the Company's Oceanport, New Jersey facility, as well as the closing or downsizing of certain offices located throughout the world. The workforce reductions included the termination of approximately 200 employees worldwide, encompassing substantially all of the Company's employee groups. The asset writedowns were primarily related to the disposition of duplicative machinery and equipment. Cash expenditures related to this reserve were $2.2 million, $9.6 million, and $1.4 million for the years ended June 30, 1998, 1997, and 1996, respectively.

     In October 1995, the Company's management approved a plan to restructure its operations. In connection with this restructuring, the Company recorded a $1.3 million provision. This plan provided for a reduction of approximately 55 employees worldwide and the downsizing or closing of certain office locations, representing approximately 85% and 15% of this provision.

     On May 5, 1992 the Company had entered into an agreement with the Industrial Development Authority (the "IDA") to maintain a presence in Ireland through April 30, 1998. In connection with the Acquisition, the Company closed its Ireland operations in December 1996. The Company is required to repay grants to the IDA of approximately $484,000 (360,000 Irish pounds) during fiscal year 1999 which has been accrued for as part of this reserve.

7.     DEBT  AND  LINES  OF  CREDIT

     On March 1, 1998, the Company entered into a new credit agreement providing for an $8 million revolving credit facility maturing on August 1, 2000 (the "Revolver"). During fiscal year 1998, the Company repaid the outstanding term loan and revolver from its prior credit agreement, and the Company's Japanese subsidiary repaid its bank loans for which the Company was a guarantor.

     At June 30, 1998, the outstanding balance of the revolver was $1.1 million, which is classified as a current liability in the accompanying consolidated balance sheet and may be repaid and reborrowed, subject to certain collateral requirements, at any time prior to its maturity. The interest rate of the Revolver is prime plus 1.25% (9.75% at June 30, 1998). Pursuant to the terms of the Revolver, in fiscal year 1999 the interest rate decreased to prime plus .75% due to the Company achieving certain earnings requirements. The Company has pledged substantially all of its domestic assets as collateral for the Revolver. Certain early termination fees apply if the Company terminates the Revolver in its entirety prior to June 30, 1999.

     The Revolver contains various covenants and restrictions, which among other things, (1) place certain limits on corporate acts of the Company such as fundamental changes in the corporate structure of the Company, investments in other entities, incurrence of additional indebtedness, creation of liens or certain distributions or dispositions of assets, including cash dividends, and
(2) require the Company to meet financial tests of a period basis, the most restrictive of which relate to the maintenance of collateral coverage and debt coverage all as defined in the agreement. At June 30, 1998, the Company was in compliance with such covenants and restrictions.

     The Company's foreign subsidiaries have certain bank borrowing arrangements in local currencies which provide for borrowings of up to $457,000 at prevailing rates of interest ranging from 2.875% to 6.19% at June 30, 1998. At June 30,
1998, $360,000 of demand notes were outstanding under such arrangements. Foreign unused lines of credit can be withdrawn at any time at the option of either the Company or the lending institutions.

8.     INVENTORIES

     Inventories  consist  of:

                    JUNE 30,
                 --------------
                   1998    1997
                 ------  ------
             (DOLLARS IN THOUSANDS)

Raw materials    $4,780  $5,823
Work-in-process     959   2,191
Finished goods      524     385
                 ------  ------
                 $6,263  $8,399
                 ======  ======

     At June 30, 1998, some portion of the Company's inventory was in excess of the current requirements based upon the planned level of sales for fiscal year 1999. Accordingly, the Company has recorded a provision for inventory reserves of $4.6 million to reduce the value of the inventory to its estimated net realizable value. Inventory reserves at June 30, 1997 amounted to $4.8 million.

9.     PROPERTY,  PLANT  AND  EQUIPMENT  AND  OTHER  LONG-TERM  ASSETS

     Property,  plant  and  equipment  consists  of:

                                                        JUNE 30,
                                                  --------------------
                                                      1998    1997
                                                  ---------  ---------
                                                 (DOLLARS IN THOUSANDS)

Land                                              $    513   $    529
Buildings and leasehold improvements                 1,409      2,820
Machinery, equipment and customer support spares    28,343     33,920
                                                  ---------  ---------
                                                    30,265     37,269
Less: Accumulated depreciation                     (17,846)   (23,062)
                                                  ---------  ---------
                                                  $ 12,419   $ 14,207
                                                  =========  =========

     For the years ended June 30, 1998, 1997, and 1996, depreciation and amortization expense for property plant and equipment amounted to $4,494,000, $5,123,000, and $9,254,000, respectively.

     In fiscal year 1996, the Company completed the sale of its Tinton Falls, New Jersey facility. The net proceeds from this transaction amounted to approximately $2.3 million. During the year and prior to the sale, the Company recorded a non-recurring charge of $1.7 million to adjust the book value of this facility to its estimated fair value of $2.3 million.

     During fiscal year 1996, in connection with the Acquisition and the resulting planned disposition of the Company's Oceanport, New Jersey facility, the book value of land and building related to this facility was written down by $6.8 million to its estimated fair value of $4.7 million, based upon a valuation by independent appraisers, and classified as a facility held for sale. The $6.8 million write down was included in the provision for restructuring recorded in the quarter ended June 30, 1996 (see Note 6). The sale was finalized during the first quarter of fiscal year 1998 and resulted in net proceeds of approximately $5.4 million which was used to pay the Company's long term debt. The Company realized a gain of $0.7 million that is reflected in the consolidated statement of operations for the year ended June 30, 1998.

10.     ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     Accounts  payable  and  accrued  expenses  consist  of:

                                          JUNE 30,
                                      ----------------
                                       1998     1997
                                      -------  -------
                                   (DOLLARS IN THOUSANDS)
Accounts payable, trade               $ 4,946  $ 7,451
Accrued payroll, vacation, and other
   Employee expenses                    4,695    5,891
Restructuring reserve                     661    2,876
Other accrued expenses                  3,019    7,648
                                      -------  -------
                                      $13,321  $23,866
                                      =======  =======

11.     INCOME  TAXES

     The domestic and foreign components of income (loss) before provision for income taxes are as follows:

                  YEARS ENDED JUNE 30,
               --------------------------
                1998     1997   1996 (1)
               ------  -------  ---------
                 (DOLLARS IN THOUSANDS)
United States  $2,143  $ (489)  $(35,588)
Foreign         2,231   5,931     (4,171)
               ------  -------  ---------
               $4,374  $5,442   $(39,759)
               ======  =======  =========

     (1)  Restated  to  reflect  prior  period  adjustment  (see  Note  21).

     The  components  of the provision for income taxes are as follows:

             YEARS ENDED JUNE 30,
           ------------------------
             1998     1997   1996(1)
           --------  ------  ------
             (DOLLARS IN THOUSANDS)
Current:
  Federal  $    -    $    -  $-
  Foreign       496   1,347   1,550
    Total  $    496  $1,347  $1,550
           --------  ------  ------

Deferred:
  Federal  $     98  $    -  $    -
  Foreign       366      34       -
    Total  $    464  $   34  $    -
           --------  ------  ------

Total      $    960  $1,381  $1,550
           ========  ======  ======

     (1)  Restated  to  reflect  prior  period  adjustment  (see  Note  21).

     A reconciliation of the income tax expense (benefit) computed using the Federal statutory income tax rate to the Company's provision for income taxes is as follows:

                                                      YEARS ENDED JUNE 30,
                                                  -----------------------------
                                                    1998      1997    1996 (1)
                                                  --------  --------  ---------
                                                      (DOLLARS IN THOUSANDS)
Income (loss) before provision for
    Income taxes                                  $ 4,374   $ 5,442   $(39,759)
                                                  --------  --------  ---------
Tax at Federal statutory rate                       1,487     1,850    (13,518)
U.S. Federal and foreign net operating
    Losses for which no tax benefit was recorded      575     2,246     12,617
Difference between U.S. and non U.S.
    Income tax rates                                   51         -         70
Other permanent differences                        (1,153)   (2,715)     2,381
                                                  --------  --------  ---------
Provision for income taxes                        $   960   $ 1,381   $  1,550
                                                  ========  ========  =========

     (1)  Restated  to  reflect  prior  period  adjustment  (see  Note  21).

     As of June 30, 1998 and 1997, the Company's deferred tax assets and liabilities were comprised of the following:

                                                           JUNE 30,
                                                     --------------------
                                                       1998       1997
                                                     ---------  ---------
                                                    (DOLLARS IN THOUSANDS)
Gross deferred tax assets related to:
  U.S. and foreign net operating loss carryforwards  $ 46,891   $ 44,212
  Accumulated depreciation                              3,087      8,244
  Restructuring reserves                                2,798      4,029
  Inventory reserves                                    5,071      7,162
  Other reserves                                          569          -
  Accrued compensation                                  1,156        760
  Other                                                 1,042      3,853
                                                     ---------  ---------
    Total gross deferred tax assets                    60,614     68,260
Valuation allowance                                   (58,814)   (66,973)
                                                     ---------  ---------
    Total deferred tax asset                            1,800      1,287

Gross deferred tax liabilities primarily related to
  property and equipment                                1,800      1,287
    Total gross deferred tax liability                  1,800      1,287
                                                     ---------  ---------

    Deferred income taxes                            $      -   $      -
                                                     =========  =========

     Any future benefits attributable to the U.S. Federal net operating loss carryforwards which originated prior to the Company's quasi-reorganization are accounted for through adjustments to capital in excess of par value. Under
Section 382 of the Internal Revenue Code, future benefits attributable to the net operating loss carryforwards and tax credits which originated prior to the Company's quasi-reorganization and those which originated subsequent to the
Company's quasi-reorganization through the date of the Company's 1993 comprehensive refinancing ("1993 Refinancing") are limited to approximately $0.3 million per year. The Company's U.S. Federal net operating loss carryforwards begin to expire in 2004. As of June 30, 1998, the Company has remaining utilizable U.S. Federal tax net operating loss carryforwards of approximately $102 million for income tax purposes. Approximately $55 million of these net operating loss carryforwards originated prior to the Company's 1993 Refinancing and are limited to $300,000 per year. The remaining $47 million of net operating loss carryforwards may be limited in accordance with IRC Section 382.

     Deferred income taxes have not been provided for undistributed earnings of foreign subsidiaries, which originated subsequent to the Company's quasi-reorganization, primarily due to the Company's required investment in certain subsidiaries.

     Additionally, deferred income taxes have not been provided on undistributed earnings of foreign subsidiaries which originated prior to the Company's quasi-reorganization. The impact of both the subsequent repatriation of such earnings and the resulting offset, in full, from the utilization of net operating loss carryforwards will be accounted for through adjustments to capital in excess of par value.

     The valuation allowance for deferred tax assets as of June 30, 1998 and 1997 was approximately $59 million and $67 million, respectively. The net change in the total valuation allowance for the year ended June 30, 1998 was a decrease of approximately $8 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As such, the deferred tax assets have been reduced by the valuation allowance since management considers more likely than not that these deferred tax assets will not be realized.

12.     CONCENTRATION  OF  RISK

     A  summary  of  the  Company's  financial  data by geographic area follows:

                               YEARS ENDED JUNE 30,
                          ------------------------------
                            1998      1997       1996
                          --------  ---------  ---------
                              (DOLLARS IN THOUSANDS)
Net sales:
  United States           $49,708   $ 60,039   $ 43,119
  Intercompany              6,164     11,031     10,065
                          --------  ---------  ---------
                           55,872     71,070     53,184
                          --------  ---------  ---------

  Europe                   18,383     28,119     27,668
  Intercompany              1,161      1,759        141
                          --------  ---------  ---------
                           19,544     29,878     27,809
                          --------  ---------  ---------

  Asia/Pacific              7,285     11,078     12,554
  Japan                     5,082      5,999     10,410
  Other                     1,783      3,132      2,049
                          --------  ---------  ---------
                           89,566    121,157    106,006
  Eliminations             (7,351)   (12,790)   (10,206)
                          --------  ---------  ---------
    Total                 $82,215   $108,367   $ 95,800
                          ========  =========  =========

Operating income (loss):
  United States           $   394   $  4,881   $(17,110)
  Europe                    1,163        985    (18,583)
  Asia/Pacific              1,701      2,857      3,457
  Japan                      (352)    (1,055)      (388)
  Other                       390        565        441
  Eliminations                 15      1,006       (687)
                          --------  ---------  ---------
    Total                 $ 3,311   $  9,239   $(32,870)
                          ========  =========  =========

                            JUNE 30,
                      --------------------
                        1998       1997
                      ---------  ---------
                     (DOLLARS IN THOUSANDS)
Identifiable assets:
  United States       $ 55,778   $ 64,752
  Europe                18,048     27,346
  Asia/Pacific          10,224     12,707
  Japan                  4,596      4,962
  Other                  1,394      2,079
  Eliminations         (43,805)   (48,318)
                      ---------  ---------
  Total               $ 46,235   $ 63,528
                      =========  =========

     Intercompany transfers between geographic areas are accounted for at prices similar to those available to comparable unaffiliated customers. Sales to unaffiliated customers outside the U.S., including U.S. export sales, were $34,877,000, $49,534,000 and $54,236,000 for the years ended June 30, 1998, 1997 and 1996, respectively, which amounts represented 42%, 46% and 57% of total sales for the respective fiscal years.

     Sales to the U.S. Government and its agencies amounted to approximately $22,203,000, $27,737,000 and $21,750,000 for the years ended June 30, 1998, 1997 and 1996, respectively, which amounts represented 27%, 26% and 23% of total sales for the respective fiscal years. There were no other customers during 1998 representing more than 10% of total revenues.

13.     RETIREMENT  BENEFITS

     The Company maintains a retirement savings plan (the "Plan") available to U.S. employees which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company may make a discretionary matching contribution equal to 100% of the first 6% of employees' contributions. For the years ended June 30, 1998 and 1997, the Company matched 100% of the employees' Plan contributions up to 6%. In fiscal year 1996, the Company provided an annual contribution of 2% of the employees' eligible earnings and matched 25% of the employees' Plan contributions up to 4% in accordance with the terms of the Plan then in effect.

     The Company's annual and matching contributions under this plan are as follows:

                                               1998    1997   1996
                                              ------  ------  ----
                                             (DOLLARS IN THOUSANDS)
         Annual contribution in common stock  $    -  $    -  $326
         Matching contribution                 1,140   1,439   147
                                              ------  ------  ----
            Total                             $1,140  $1,439  $473
                                              ======  ======  ====

     Certain foreign subsidiaries of the Company maintain pension plans for their employees which conform to the common practice in their respective countries. The pension (benefit) expense related to these plans amounted to $(83,000), $109,000 and $263,000 for the years ended June 30, 1998, 1997 and
1996,  respectively.

     The funded status of the Company's international pension plans at June 30, 1998 and 1997 was as follows:

                                                   1998      1997
                                                 --------  --------
                                               (DOLLARS IN THOUSANDS)
Actuarial present value of benefit obligations:
Vested benefit obligation                        $ 9,793   $ 7,786
Accumulated benefit obligation                     9,875     7,883

Projected benefit obligation                      10,677     9,304
Plan assets at fair value                         13,454    11,606
                                                 --------  --------

Plan assets in excess of projected
   Benefit obligation                              2,777     2,302
Unrecognized net asset at transition                (271)   (1,071)
Unrecognized net gain                             (3,292)   (2,640)
                                                 --------  --------

Accrued pension liability                        $  (786)  $(1,409)
                                                 ========  ========

     In determining the present value of benefit obligations and the expected return on plan assets for the Company's foreign pension plans, the following assumptions were used for the years ended June 30, 1998, 1997 and 1996:

                                                    1998          1997          1996
                                                ------------  ------------  ------------
Discount rate                                   6.5% to 8.5%  6.5% to 9.0%  6.5% to 9.0%
Rate of increase in future compensation levels  3.5% to 7.0%  3.5% to 7.0%  3.5% to 7.0%
Expected long-term rate of return               7.0% to 8.5%  7.0% to 9.0%  7.0% to 9.0%

     Plan assets are comprised primarily of investments in managed funds consisting of common stock, money market and real estate investments.

14.     POSTRETIREMENT  BENEFITS  OTHER  THAN  PENSIONS

     On July 1, 1993, the Company adopted the provisions of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions". In connection with the adoption of this standard, the Company recorded a non-cash charge of $3.0 million in fiscal year 1994, which represented the immediate recognition of the accumulated postretirement benefit obligation at the date of adoption.

     The plan was subject to amendment at the Company's discretion, and as a result of the Acquisition, a decision was made to terminate the plan. The Company recognized a $2.5 million gain from curtailment of the plan during the year ended June 30, 1997.

15.     EMPLOYEE  STOCK  PLANS

     The Company has a Stock Option Plan providing for the grant of incentive stock options to employees and non-qualified stock options (NSO's) to employees, non-employee directors and consultants. The Stock Option Plan is administered by the Stock Award Committee comprised of members of the Compensation Committee of the Board of Directors or the Board of Directors, as the case may be. Under the plan, the Stock Award Committee may award, in addition to stock options, shares of Common Stock on a restricted basis. The plan also specifically provides for stock appreciation rights and authorizes the Stock Award Committee to provide, either at the time of the grant of an option or otherwise, that the option may be cashed out upon terms and conditions to be determined by the Committee or the Board. No stock appreciation rights have been granted during the years ended June 30, 1998, 1997 and 1996. The plan terminates on January
31, 2002. Stockholders have approved the purchase of up to 9,000,000 shares under the plan.

     Changes in options outstanding under the plan during the years ended June 30, 1998, 1997 and 1996 are as follows:

                                              1998                    1997                1996
                                    -----------------------  --------------------  ------------------
                                                  WEIGHTED                WEIGHTED            WEIGHTED
                                                  AVERAGE                 AVERAGE             AVERAGE
                                                  EXERCISE                EXERCISE            EXERCISE
                                      SHARES       PRICE        SHARES     PRICE     SHARES    PRICE
                                    -----------  ----------  ------------  ------  ----------  ------
Outstanding at  beginning of year    6,016,229   $     2.15    5,483,527   $ 1.91   3,167,075  $ 1.59
Granted                                630,800   $     1.86    1,711,000   $ 2.26   3,085,675  $ 2.09
Exercised                             (666,443)  $     1.45   (1,066,362)  $ 1.12    (322,614) $ 1.42
Forfeited                             (127,792)  $     5.06     (111,936)  $ 1.92    (446,609) $ 1.22
Outstanding at year-end              5,852,794   $     2.13    6,016,229   $ 2.15   5,483,527  $ 1.91
                                    ===========              ============          ===========

Options exercisable at year end      3,076,730                 2,493,536            2,553,501

Weighted average fair value of
   Options granted during the year  $     0.42               $      0.66           $     0.61

          Options with respect to 3,076,730 shares of common stock, with an average exercise price of $2.13, were exercisable at June 30, 1998. The weighted-average fair value of the stock options granted during 1998, 1997 and 1996 was $263,415, $1,130,324 and $1,883,583, respectively, on the date of grant using the Black Scholes option-pricing model. The weighted-average assumptions used were: expected dividend yield 0%, risk-free interest rate 5.0%, expected life of 4.01 years and an expected volatility of 35%.

     The following table summarizes information about stock options outstanding and exercisable at June 30, 1998:

                          OUTSTANDING  OPTIONS               OPTIONS  EXERCISABLE
                ----------------------------------------  ---------------------------
                 WEIGHTED
                  AVERAGE                      WEIGHTED                     WEIGHTED
   RANGE OF      REMAINING                      AVERAGE                      AVERAGE
   EXERCISE     CONTRACTUAL                    EXERCISE                     EXERCISE
    PRICES         LIFE      AT JUNE 30, 1998    PRICE    AT JUNE 30, 1998    PRICE
--------------  -----------  ----------------  ---------  ----------------  ---------
0.88 - $0.99          6.84            81,001  $    0.88             81,001  $    0.88
1.00 - $1.99          7.73           775,278       1.47            394,272       1.44
2.00 - $2.99          8.05         4,788,181       2.17          2,420,632       2.12
3.00 - $3.01          8.73            29,000       3.12              6,500       3.34
4.00 - $4.99          3.19           177,452       4.39            172,443       4.39
5.00 - $5.99          2.99             1,500       5.08              1,500       5.08
6.00 - $47.50         2.61               382      14.58                382      14.58
                -----------  ----------------  ---------  ----------------  ---------
                       7.85         5,852,794  $    2.13         3,076,730  $    2.13

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

                                                       YEARS  ENDED  JUNE  30,
                                                       1998    1997     1996
                                                      ------  ------  ---------
                                                       (DOLLARS IN THOUSANDS)
Net income (loss) applicable to common shareholders
    As reported                                       $3,396  $3,750  $(41,309)
    Pro forma                                         $3,133  $2,620  $(43,193)

Net income (loss) per share (basic and diluted)
    As reported                                       $ 0.07  $ 0.08  $  (1.35)
    Pro forma                                         $ 0.07  $ 0.06  $  (1.41)

16.     ISSUANCE  OF  NON-CASH  WARRANTS

          On May 20, 1998, the Company entered into a Letter of Intent ("LOI") with Scientific-Atlanta, Inc. ("SAI") providing for the joint development and marketing of a video-on-demand system to cable network operators. A definitive agreement was signed on August 17, 1998. In exchange for SAI's technical and marketing contributions, the Company issued warrants for 2 million shares of its common stock, exercisable at $5 per share over a four-year term.

The  LOI  between  Concurrent  and  SAI  is  broken  into  three  phases:

     Phase  I     Technical/Commercial  Evaluation  and  Definitive  Agreement
Phase  II     Initial Development and Video-on-Demand Field Demonstration System
Phase  III     Commercial  Deployment

During Phase I, either party could terminate the negotiations at any time. In June 1998, the parties moved to Phase II and pursuant to the provisions of SFAS No. 123, Concurrent recorded a charge of $1.6 million representing the fair value of the underlying stock using the Black-Scholes option-pricing model for the warrants to purchase 2 million shares of the Company's stock.

The LOI further stipulates that Concurrent is required to issue additional warrants to SAI upon achievement of pre-determined revenue targets. These warrants are to be issued with a strike price of a 15% discount to the then current market price.

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

18.     BASIC  AND  DILUTED  INCOME  (LOSS)  PER  SHARE  COMPUTATION

     The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share for the periods indicated:

                                                                YEARS  ENDED  JUNE  30,
                                                               1998     1997      1996
                                                              -------  -------  ---------
                                                         (DOLLARS AND SHARE DATA IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
 Basic EPS calculation:
 Net income                                                   $ 3,414  $ 4,061  $(41,309)
 Less:  Preferred stock dividends and accretion                    18      311         -
                                                              -------  -------  ---------
 Net income (loss) available to common shareholders           $ 3,396  $ 3,750  $(41,309)

 Weighted average number of shares outstanding                 47,002   44,603    30,568
                                                              -------  -------  ---------

 Basic EPS                                                    $  0.07  $  0.08  $  (1.35)
                                                              =======  =======  =========

 Diluted EPS calculation:
 Net income                                                   $ 3,414  $ 4,061  $(41,309)
 Less:  Preferred stock dividends and accretion                    18      311         -
                                                              -------  -------  ---------
 Net income (loss) available to common shareholders           $ 3,396  $ 3,750  $(41,309)

 Weighted average number of shares outstanding                 47,002   44,603    30,568
 Incremental shares from assumed conversion of stock options      625      509         -
                                                              -------  -------  ---------
                                                               47,627   45,112    30,568

 Diluted EPS                                                  $  0.07  $  0.08  $  (1.35)
                                                              =======  =======  =========

19.     QUARTERLY  CONSOLIDATED  FINANCIAL  INFORMATION  (UNAUDITED)

     The following is a summary of quarterly financial results for the years ended June 30, 1998 and 1997:

                                                             THREE MONTHS ENDED
                              --------------------------------------------------------------
                              SEPTEMBER 30,   DECEMBER 31,   MARCH 31,            JUNE 30,
                                   1997           1997             1998             1998
                              --------------  -------------  -------------------  ----------
1998                             (DOLLARS  IN  THOUSANDS,  EXCEPT  PER  SHARE  AMOUNTS)
Net sales                     $       20,605  $      21,016  $            20,394  $  20,200
Gross margin                  $        9,883  $      10,763  $             9,601  $  10,143
Operating income (loss) (a)   $        1,646  $       2,199  $             1,017  $  (1,551)
Net income (loss) (a)         $        1,300  $       1,423  $             1,005  $    (314)
Net income (loss) per share   $         0.03  $        0.03  $              0.02  $   (0.01)

(a)     Operating  loss and net loss for the three months ended June 30, 1998 reflect a $1.6 million  non-cash  charge relating to the issuance of warrants for the purchase of 2,000,000 shares  of  the  Company's  common  stock  to  Scientific-Atlanta,  Inc.  (see  Note  16).

                                               THREE MONTHS ENDED
                              -----------------------------------------------------------
                               SEPTEMBER 30,       DECEMBER 28,      MARCH 29,  JUNE 30,
                                   1996               1996             1997       1997
                              ---------------  -------------------  ----------  ---------
1997                             (DOLLARS  IN  THOUSANDS,  EXCEPT  PER  SHARE  AMOUNTS)
Net sales                     $       27,757   $            26,625  $   28,655  $  25,330
Gross margin                  $       12,152   $            12,609  $   13,362  $  13,088
Operating income              $        1,312   $             1,697  $    3,420  $   2,810
Net income (loss) (b)         $       (4,062)  $             2,695  $    2,280  $   3,148
Net income (loss) per share   $        (0.10)  $              0.06  $     0.05  $    0.07

(b)     Net  loss for the quarter ended September 30, 1996 reflects a curtailment gain of
$1.0  million  and  realized and unrealized losses on trading securities of $4.0 million.
Net  income  for  the quarter ended December 28, 1996 reflects a curtailment gain of $1.2 million  and  realized  and  unrealized gains on trading securities of $2.1 million.  Net income  for  the quarter ended March 29, 1997 reflects a curtailment gain of $0.3 million and  realized and unrealized gains on trading securities of $0.1 million.  Net income for quarter  ended June 30, 1997 reflects realized and unrealized gains on trading securities of  $0.3  million.

20.     COMMITMENTS  AND  CONTINGENCIES

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

     At June 30, 1998, future minimum payments under non-cancelable operating leases for the years ending June 30 are as follows:

                     (DOLLARS IN THOUSANDS)
1999                 $                 3,663
2000                                   2,514
2001                                   1,545
2002                                     936
2003 and thereafter                      554
                     -----------------------
                     $                 9,212
                     =======================

     Rent  expense  amounted  to  $4,761,000, $3,776,000, and $4,871,000 for the years  ended  June  30,  1998,  1997  and  1996,  respectively.

     The U.S. government has asserted that the Company's prices for shipments of spare parts prior to 1994 under the U.S. Department of Commerce's Next
Generation Weather Radar (NEXRAD) program were too high. In December 1997, a complaint against the Company was filed. The Company believes that its pricing practices are in compliance with applicable regulations and intends to vigorously defend against this claim.

     The Company is also involved in arbitration with Computran Systems Corp. ("Computran"), a former customer. Computran, who has sued for damages, alleges that various defendants, including the Company, caused the termination of Computran's project with the District of Columbia Traffic Control System in 1987. The Company intends to vigorously defend against this claim.

     Although there can be no assurance, the Company expects that any resolution of these matters will not have a material adverse affect on the Company's financial condition or liquidity.

     The Company, from time to time, is involved in litigation incidental to the conduct of its business. The Company and its counsel believe that such pending litigation will not have a material adverse effect on the Company's results of operations or financial condition.

     The Company has entered into employment agreements with its executive officers. In the event an executive officer is terminated directly by the Company without cause or in certain circumstances constructively by the Company, the terminated officer will be paid severance compensation for a one-year period (a two-year period in the case of the Chief Executive Officer) in an annualized amount equal to the respective officer's annual salary then in effect plus an amount equal to the then most recent annual bonus paid or, if determined, payable, to such officer. At June 30, 1998, the maximum contingent liability under these agreements is approximately $2 million. The Company's employment agreements with its executive officers contain certain offset provisions, as defined in their respective agreements.

21.     PRIOR  PERIOD  ADJUSTMENT

     The Company restated its consolidated financial statements for the year ended June 30, 1996. This action resulted from the identification of certain foreign assets that were disposed of in fiscal year 1996. The impact of these adjustments on the Company's financial results as originally reported is summarized below:

                                           YEAR ENDED JUNE 30, 1996
                                   ----------------------------------------
                                          AS REPORTED          AS RESTATED
                                   -------------------------  -------------
                                DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Other Non-recurring Charges        $                   1,700  $      3,297
Net Loss                           $                  39,712  $     41,309
Net Loss per Share                 $                    1.30  $       1.35

Accounts Receivable                $                  27,948  $     27,807
Total Current Assets               $                  55,654  $     55,513
Total Assets                       $                  80,214  $     80,073
Accumulated Deficit                $                  76,740  $     78,337
Cumulative Translation Adjustment  $                     798  $       (658)
Total Equity                       $                   7,068  $      6,927
Total Liabilities and Equity       $                  80,214  $     80,073

22.     NEW  ACCOUNTING  PRONOUNCEMENTS

     In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and establishes standards for reporting and displaying of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items to be recognized under accounting standards as components of comprehensive income to be reported in a separate financial statement. The Company does not believe that the adoption of SFAS No. 130 will have a significant impact on the Company's financial reporting.

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

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an elements must be based on evidence which is specific to the vendor. The revenue allocated to hardware and software products is generally recognized upon installation and substantial fulfillment of all obligations under the sales contract. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements generally is recognized as the services are performed. The revenue recognition process of the Company's future sales of its video-on-demand software will be influenced by the provisions of SOP 97-2.

On April 3, 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". This SOP requires that costs incurred during start-up activities, including organization costs, be expensed as incurred. Companies that previously capitalized such costs are required to write-off the unamortized portion of such costs as the cumulative effect of a change of accounting principle. The Company does not incur any start up costs, therefore adoption of this SOP will not have a significant impact on the Company's financial reporting.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     On June 27, 1996, the Company acquired the assets of the Real-Time Division of Harris Computer Systems Corporation ("HCSC"), along with 683,178 newly issued shares of HCSC in exchange for 10,000,000 shares of Concurrent common stock, 1,000,000 shares of convertible exchangeable preferred stock of Concurrent with a 9% cumulative annual dividend payable quarterly in arrears and a liquidation preference of $6,263,000 and the assumption of certain liabilities relating to the HCSC Real-Time Division (the "Acquisition"). The aggregate purchase price of the Acquisition was approximately $18.7 million. The Acquisition has been accounted for as a purchase effective June 30, 1996.

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

                                                   YEARS ENDED JUNE 30,
                                                  ------  ------  -------
                                                   1998    1997   1996 (1)
                                                  ------  ------  -------
Net sales:
   Computer systems                                46.1%   51.4%    44.3%
   Service and other                               53.9    48.6     55.7
                                                  ------  ------  -------
           Total net sales                        100.0   100.0    100.0
Cost of sales (% of respective sales category):
   Computer systems                                49.0    49.7     64.8
   Service and other                               52.5    53.9     61.9
                                                  ------  ------  -------
           Total cost of sales                     50.9    52.7     63.2
Gross margin                                       49.1    47.3     36.8
Operating expenses:
   Selling, general and administrative             30.6    26.4     31.1
   Research and development                        13.3    12.5     14.4
   Restructuring expense                           (0.7)      -     25.6
   Transition                                         -     2.1        -
   Retirement plan reversal                           -    (2.3)       -
   Non-cash development expenses                    2.0       -        -
                                                  ------  ------  -------
           Total operating expenses                45.1    38.7     71.1
                                                  ------  ------  -------
Operating income (loss)                             4.0     8.5    (34.3)
Interest expense                                   (1.0)   (1.9)    (2.4)
Interest income                                     0.2     0.2      0.2
Other non-recurring items                           1.7    (1.5)    (3.4)
Other income (expense) - net                        0.3    (0.3)    (1.6)
                                                  ------  ------  -------
Income (loss) before provision for income taxes     5.3     5.0    (41.5)
Provision for income taxes                          1.2     1.3      1.6
                                                  ------  ------  -------
Net income (loss)                                   4.2%    3.7%  (43.1)%
                                                  ======  ======  =======

(1) Restated to reflect a $1.6 million prior period adjustment (see Note 21 to the consolidated financial statements).

RESULTS  OF  OPERATIONS

FISCAL  YEAR  1998  IN  COMPARISON  TO  FISCAL  YEAR  1997

   Net  Sales

     Net sales for fiscal year 1998 were $82.2 million, a decrease of $26.2 million from fiscal year 1997. The sales decline was comprised of a $17.8 million decrease in computer system sales and a $8.4 million decrease in service and other revenues. The decline in computer systems sales was a result of continued decline in proprietary systems and the transition to a more software-oriented business for open systems. An increasing number of customers purchasing the Company's software at only $5,000 to $10,000 or the Company's software integrated with Motorola boards which have an average price of $40,000 to $60,000 per system, rather than the Company's open systems, which average around $125,000 to $150,000 per system. Maintenance and service sales decreased to $44.3 million. This decrease is expected to continue in the future and to approximate the decline experienced in the past by the Company before the Acquisition. That decline resulted from customers switching from proprietary systems to the Company's open systems which are less expensive to maintain, and the cancellation of other proprietary computer maintenance contracts as the machines are removed from service.

   Gross  Margin

     Gross margin decreased by $10.8 million to $40.4 million for fiscal year 1998 compared to fiscal year 1997. However, gross margin percent increased by 1.8% to 49.1% compared to fiscal year 1997. Product gross margin decreased $8.7 million to $19.3 million compared to fiscal year 1997 and the gross margin percent increased 0.7% to 51.0%. This decline in margin is a result of decreased sales partially offset by a higher gross margin percent on the sale of the newer products. Service and other gross margin decreased by $3.2 million as a result of lower sales. This was offset partially by increased efficiency and cost management which increased the gross margin percent by 1.4% to 47.5%. The gross margin for fiscal year 1997 also included a $1.1 million charge for expenses resulting from the transition of the manufacturing operations from Oceanport, New Jersey to Fort Lauderdale, Florida.

   Operating  Income

     Operating income for fiscal year 1998 was $3.3 million compared to $9.2 million for fiscal year 1997. The decrease in income was the result of the decrease in gross margin, offset by a decrease in operating expenses of $4.9 million. Included in fiscal year 1998 operating income is $.6 million income from the sale of the Oceanport, New Jersey facility and a $1.6 million non-cash charge for the issuance to Scientific-Atlanta, Inc. of warrants to purchase up to two million shares of the Company's common stock at a price of $5.00 per share. The warrants were issued in connection with the establishment of an agreement with Scientific-Atlanta, Inc. The decrease in expenses is a result of deliberate effort to reduce expenses commensurate with projected revenue. Research and development expenses decreased by $2.6 million to $10.9 million. The fiscal year 1997 numbers included expenses required to align the product lines of the two companies following the Acquisition. During fiscal year 1998, these expenses were not required. Selling, general and administrative expenses decreased by $3.5 million, as expenses were reduced in accordance with the anticipated decrease in revenue.

   Net  Income

     Net income after tax and dividends for preferred stockholders decreased by $.4 million to $3.4 million. Interest expense decreased $1.2 million as the Company paid down its debt from $14.7 million at June 30, 1997 to $1.5 million at June 30, 1998. There were two non-recurring items from fiscal year 1998:
(i) the Company sold the remaining shares of its common stock received in connection with the Acquisition and recorded a $.4 million gain; and (ii) the Company received $1.2 million from Nippon Steel Corporation (NSC) in connection with the termination of the joint venture in Concurrent Nippon Corporation
(CNC), the Company's Japanese subsidiary, to reimburse the Company for losses realized by CNC which exceeded NSC's minority investment.

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

   Net  Income  (Loss)

     Net income for fiscal year 1997 was $4.1 million compared to a restated loss of $41.3 million for fiscal year 1996. The increase in income was the result of increased sales and gross margin and a decrease in operating expenses. Net interest expense decreased by $0.3 million as the Company decreased debt. In fiscal year 1997, the Company experienced a $1.6 million charge for the loss, realized and unrealized, on the sale and retention of the common stock received in connection with the Acquisition. The Company still retained 305,178 shares of stock at the end of the fiscal year.

FINANCIAL  RESOURCES  AND  LIQUIDITY

     The Company sold its Oceanport, New Jersey facility in July 1997 for $5.5 million. The net proceeds from the sale ($5.4 million) were used to reduce debt. The Company also received $2.7 million for sale of the trading securities received in connection with the Acquisition. Further, the Company and NSC terminated the joint venture in Concurrent Nippon Corporation, in connection with which NSC paid the Company $1.2 million and the Company paid off debt owing to certain Japanese banks on behalf of CNC. Concurrent's liquidity is dependent on many factors, including sales volume, operating profit ratio, debt service and the efficiency of asset use and turnover. The future liquidity of Concurrent depends to a significant extent on (i) the actual versus anticipated decline in sales of proprietary systems and service maintenance revenue; (ii) revenue growth from open systems; and (iii) ongoing cost control actions. Liquidity will also be affected by: (i) timing of shipments which predominately occur during the last month of the quarter; (ii) the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles and which receivables are not included in Concurrent's borrowing base under its revolving credit facility; (iii) the sales level in the United States where related accounts receivable are included in the borrowing base of Concurrent's revolving credit facility; (iv) the number of countries in which Concurrent will operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases. The Company believes that it will be able to fund fiscal 1999 operations, through its operating results and existing financing facilities.

     On March 1, 1998, the Company entered into a new agreement providing for an $8 million revolving credit facility through August 1, 2000.

     At June 30, 1998, the outstanding balance under the revolving credit facility was $1.1 million. The entire outstanding balance of the revolving credit facility has been classified as a current liability at June 30, 1998. The revolving credit facility bears interest at the prime rate plus 1.25%. The interest rate decreased to the prime rate plus .75% in fiscal year 1999 due to the Company achieving certain earnings requirements. The revolving credit facility may be repaid and reborrowed, subject to certain collateral requirements, at any time prior to its maturity. The Company has pledged substantially all of its domestic assets as collateral for the revolving credit facility. Certain early termination fees apply if the Company terminates the facility in its entirety prior to June 30, 1999. The Company had debt to outside financial institutions of $1.4 million for fiscal year 1998 compared to $14.7 million for fiscal year 1997.

     As of June 30, 1998, the Company had a current ratio of 1.7 to 1, an inventory turnover ratio of 2.5 times (based on computer systems cost of sales),
83.2 days sales outstanding and net working capital of $13.7 million compared to $4.7 million for fiscal year 1997. At June 30, 1998, cash and cash equivalents amounted to $5.7 million and net accounts receivable amounted to $19.0 million.

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

     During the year ended June 30, 1996, the actual cash payments related to the 1996 restructurings amounted to approximately $1.4 million and were primarily related to employee termination costs. In the year ended June 30, 1997, cash expenditures related to this reserve were $9.6 million. For the year ended June 30, 1998, cash expenditures to this reserve were $2.2 million.

     The Company plans to continue to evaluate and manage its resources to anticipated revenue levels to achieve improved profitability. The Company believes that it will be able to meet its obligations when due through its operating results and its existing financing facility.

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

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence which is specific to the vendor. The revenue allocated to hardware and software products is generally recognized upon installation and substantial fulfillment of all obligations under the sales contract. The revenue allocated to postcontract customer support generally is recognized ratably over the term of the support and revenue allocated to service elements generally is recognized as the services are performed. The revenue recognition process of the Company's future sales of its video-on-demand software will be influenced by the provisions of SOP 97-2.

     On April 3, 1998, the AICPA Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-up Activities". This SOP requires that costs incurred during start-up activites, including organization costs, be expensed as incurred. Companies that previously capitalized such costs are required to write-off the unamortized portion of such costs as the cumulative effect of a change of accounting principle. The Company does not incur any start up costs, therefore adoption of this SOP will not have a significant impact on the Company's financial reporting.

YEAR  2000

     The Company has been aggressively addressing Year 2000 issues related to the processing of date-sensitive data. A cross-functional team was assembled, and a determination was made as to which systems were Year-2000 non-compliant. The Company believes that all of the Company's critical financial, manufacturing, R&D and other systems are fully compliant.

     Concurrent has reviewed customer and supplier relationships, and has a Year 2000 software product available which many of our customers have implemented. While the Company is taking all reasonable efforts, including direct mailings and internet web site, to make information on the Year 2000 readiness of its products available to its customers, this information may not reach all customers, particularly third-party customers. Although the Company believes it has addressed Year 2000 readiness issues related to its products, there may be disruptions and/or product failures that are unforeseen.

          The Company is requesting assurances from its major suppliers that they are addressing these issues and that products procured by the Company will function properly in the Year 2000. It is expected that certain critical suppliers may be unwilling or unable to provide such assurances. As a result, it is difficult for the Company to assess the impact on its business of such entities' failure to be Year 2000 compliant.

     Although Concurrent will incur additional time and effort in Year-2000 compliance, these costs are not expected to be material.

                        CONCURRENT COMPUTER CORPORATION

                             SELECTED FINANCIAL DATA
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      YEARS ENDED JUNE 30,
                                       --------------------------------------------------
INCOME STATEMENT DATA                     1998      1997   1996 (1)      1995       1994
-------------------------------------  -------  --------  ---------  ---------  ---------
Net sales                              $82,215  $108,367  $ 95,800   $140,144   $179,031
Gross margin                            40,390    51,211    35,265     60,667     76,041
Operating income (loss)                  3,311     9,239   (32,870)     2,082     (6,993)
Income (loss) before extraordinary
  gain (loss) and cumulative effect
  of change in accounting principles     3,414     4,061   (41,309)    (2,006)   (11,631)
Net income (loss)                      $ 3,414  $  4,061  $(41,309)  $ (2,006)  $(39,824)
Income (loss) per share:
Income (loss) before extraordinary
  gain (loss) and cumulative effect
  of change in accounting principles      0.07      0.08     (1.35)     (0.07)     (0.41)
Net income (loss)                      $  0.07  $   0.08  $  (1.35)  $  (0.07)  $  (1.42)


                                                      YEARS ENDED JUNE 30,
                                       --------------------------------------------------
BALANCE SHEET DATA                        1998      1997   1996 (1)      1995       1994
-------------------------------------  -------  --------  ---------  ---------  ---------
Cash and short-term investments        $ 5,733  $  4,024  $  3,562   $  5,728   $  9,374
Working capital                         13,652     4,694      (966)     1,865       (616)
Total assets                            46,235    63,528    80,073     98,359    123,170
Long-term debt                               -     4,493     6,603      9,536     13,240
Redeemable preferred stock                   -     1,243     5,610          -          -
Stockholders' equity                    25,510    18,120     6,927     35,170     35,048
Book value per share                   $  0.54  $   0.39  $   0.17   $   1.16   $   1.18

 (1)     Restated  to  reflect a $1.6 million prior period adjustment (see Note 21 to the consolidated  financial  statements).

                                                                     SCHEDULE II

                         CONCURRENT COMPUTER CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                    BALANCE AT   CHARGED TO                               BALANCE
                                    BEGINNING    COSTS AND     DEDUCTIONS      OTHER      AT END
DESCRIPTION                         OF YEAR      EXPENSES         (A)           (B)       OF YEAR
----------------------------------  -----------  ------------  ------------  -----------  --------
Reserves and allowances deducted
From asset accounts:

1998
----------------------------------
Reserve for inventory obsolescence
   and shrinkage                    $     4,793             -  $      (193)           -   $  4,600
Allowance for  doubtful accounts            913      (140)(c)         (258)         (12)       503

1997
----------------------------------
Reserve for inventory obsolescence
   and shrinkage                    $    10,677             -  $    (1,641)  $(4,243)(d)  $  4,793
Allowance for  doubtful accounts          1,143           320         (550)           -        913

1996
----------------------------------
Reserve for inventory obsolescence
   and shrinkage                    $     8,544  $      4,904  $    (2,597)  $     (174)  $ 10,677
Allowance for  doubtful accounts          1,434           135         (155)           -      1,143

(a)     Charges  and  adjustments to the reserve accounts for write offs and credits issued during the  year.
(b)     Includes  adjustments  to  the  reserve  account  and  allowance for doubtful accounts for foreign  currency  translation.
(c)     Includes  reversal  of  excess  reserve  due  to  improved  collections.
(d)     Decrease  in  the  reserve  due  to transfer of spares and goods-on-loan inventory and the related  reserves  to  property,  plant  and  equipment  and  accumulated  depreciation, respectively, due to  a  change  in  accounting  policy.