Form 10-Q
period 1998-09-30
CONCURRENT COMPUTER CORP/DE
filed 1998-11-13
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 --------------


                                    FORM 10-Q


    (Mark  One)

         X       Quarterly Report Pursuant to Section 13 or 15(d) of
        ---
                        the Securities Exchange Act  of  1934

                    For  the  Quarter  Ended  September  30,  1998


                                       or

        ---     Transition Report Pursuant to Section 13 or 15(d) of
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


Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of November 11, 1998 was 47,904,836.

PART  I     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                         CONCURRENT COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                       1998      1997
                                                     --------  --------
                                                         (UNAUDITED)
Net sales:
  Computer systems. . . . . . . . . . . . . . . . .  $ 6,728   $ 8,866
  Service and other . . . . . . . . . . . . . . . .   10,146    11,739
                                                     --------  --------
    Total . . . . . . . . . . . . . . . . . . . . .   16,874    20,605

Cost of sales:
  Computer systems. . . . . . . . . . . . . . . . .    3,014     4,277
  Service and other . . . . . . . . . . . . . . . .    5,111     6,445
                                                     --------  --------
    Total . . . . . . . . . . . . . . . . . . . . .    8,125    10,722
                                                     --------  --------

Gross margin. . . . . . . . . . . . . . . . . . . .    8,749     9,883

Operating expenses:
  Research and development. . . . . . . . . . . . .    2,704     2,820
  Selling, general and administrative . . . . . . .    5,833     6,024
  Restructuring . . . . . . . . . . . . . . . . . .        -      (607)
                                                     --------  --------

Total operating expenses. . . . . . . . . . . . . .    8,537     8,237
                                                     --------  --------

Operating income. . . . . . . . . . . . . . . . . .      212     1,646

Interest expense. . . . . . . . . . . . . . . . . .      (78)     (262)
Interest income . . . . . . . . . . . . . . . . . .       52        22
Other non-recurring charge. . . . . . . . . . . . .     (429)      420
Other income (expense) - net. . . . . . . . . . . .     (183)     (201)
                                                     --------  --------

Income (loss) before provision for income taxes . .     (426)    1,625

Provision for income taxes. . . . . . . . . . . . .        -       325
                                                     --------  --------

Net income (loss) . . . . . . . . . . . . . . . . .  $  (426)  $ 1,300
Preferred stock dividends and accretion of
  mandatory redeemable preferred shares . . . . . .        -       (18)
                                                     --------  --------
Net income (loss) available to common shareholders.  $  (426)  $ 1,282
                                                     ========  ========

Basic and diluted net income (loss) per share . . .  $ (0.01)  $  0.03
                                                     ========  ========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                             CONCURRENT COMPUTER CORPORATION
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (DOLLARS IN THOUSANDS)


                                                                  SEPT. 30,    JUNE 30,
                                                                    1998         1998
                                                                 -----------  ----------
                                                                 (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . .  $    5,424   $   5,733
  Accounts receivable - net . . . . . . . . . . . . . . . . . .      15,579      18,996
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . .       6,207       6,263
  Prepaid expenses and other current assets . . . . . . . . . .       1,783       1,487
                                                                 -----------  ----------
    Total current assets. . . . . . . . . . . . . . . . . . . .      28,993      32,479
Property, plant and equipment - net . . . . . . . . . . . . . .      13,010      12,419
Other long-term assets. . . . . . . . . . . . . . . . . . . . .       1,119       1,337
                                                                 -----------  ----------
    Total assets. . . . . . . . . . . . . . . . . . . . . . . .  $   43,122   $  46,235
                                                                 ===========  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . .  $      102   $     365
  Revolving credit facility . . . . . . . . . . . . . . . . . .         310       1,123
  Accounts payable and accrued expenses . . . . . . . . . . . .      10,684      13,321
  Deferred revenue. . . . . . . . . . . . . . . . . . . . . . .       3,970       4,018
                                                                 -----------  ----------
    Total current liabilities . . . . . . . . . . . . . . . . .      15,066      18,827

Other long-term liabilities . . . . . . . . . . . . . . . . . .       2,052       1,898
                                                                 -----------  ----------
    Total liabilities . . . . . . . . . . . . . . . . . . . . .      17,118      20,725
                                                                 -----------  ----------

Stockholders' equity:
  Common stock. . . . . . . . . . . . . . . . . . . . . . . . .         477         476
  Capital in excess of par value. . . . . . . . . . . . . . . .      97,235      97,136
  Accumulated deficit after eliminating accumulated deficit of
    $81,826 at December 31, 1991, date of quasi-reorganization.     (71,617)    (71,191)
  Treasury stock. . . . . . . . . . . . . . . . . . . . . . . .         (58)        (58)
  Cumulative translation adjustment . . . . . . . . . . . . . .         (33)       (853)
                                                                 -----------  ----------
    Total stockholders' equity. . . . . . . . . . . . . . . . .      26,004      25,510
                                                                 -----------  ----------

Total liabilities and stockholders' equity. . . . . . . . . . .  $   43,122   $  46,235
                                                                 ===========  ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         CONCURRENT COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                             1998        1997
                                                         ------------  ---------
                                                               (UNAUDITED)
Cash flows provided by operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . .  $      (426)  $  1,300
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Realized gain on trading securities . . . . . . . .            -       (420)
    Gain on sale of facility. . . . . . . . . . . . . .            -       (706)
    Loss on dissolution of subsidiary . . . . . . . . .          429
    Depreciation, amortization and other. . . . . . . .        1,289      1,295
    Other non-cash expenses . . . . . . . . . . . . . .            6        671
    Decrease (increase) in assets:
      Accounts receivable . . . . . . . . . . . . . . .        3,413      3,720
      Inventories . . . . . . . . . . . . . . . . . . .           54        416
      Prepaid expenses and other current assets . . . .         (539)     1,055
      Other long-term assets. . . . . . . . . . . . . .          204        (50)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses . . . . . .       (2,685)    (6,292)
      Other long-term liabilities . . . . . . . . . . .          154        (54)
                                                         ------------  ---------
  Total adjustments to net income (loss). . . . . . . .        2,325       (365)
                                                         ------------  ---------

Net cash provided by operating activities . . . . . . .        1,899        935
                                                         ------------  ---------

Cash flows provided by (used in) investing activities:
  Net additions to property, plant and equipment. . . .       (1,417)      (427)
  Proceeds from sale of facility. . . . . . . . . . . .            -      5,406
  Proceeds from sale of trading securities. . . . . . .            -      2,668
                                                         ------------  ---------
Net cash provided by (used in) investing activities . .       (1,417)     7,647
                                                         ------------  ---------

Cash flow used in financing activities:
  Payments of notes payable . . . . . . . . . . . . . .         (263)      (259)
  Proceeds of revolving credit facility . . . . . . . .       13,515     17,593
  Payments of revolving credit facility . . . . . . . .      (14,328)   (20,711)
  Repayment of long-term debt . . . . . . . . . . . . .            -     (4,194)
  Proceeds from sale and issuance of common stock . . .          100         32
                                                         ------------  ---------
Net cash used in financing activities . . . . . . . . .         (976)    (7,539)
                                                         ------------  ---------

Effect of exchange rates on cash and cash equivalents .          185       (258)
                                                         ------------  ---------

Increase (decrease) in cash and cash equivalents. . . .  $      (309)  $    785
                                                         ============  =========

Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . .  $        69   $    264
                                                         ============  =========
    Income taxes (net of refunds) . . . . . . . . . . .  $       175   $    260
                                                         ============  =========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                         CONCURRENT COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS  OF  PRESENTATION

     The accompanying condensed consolidated financial statements of Concurrent Computer Corporation ("Concurrent" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The foregoing financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal recurring nature.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

     Basic EPS is computed by dividing income (loss) after deduction of preferred stock dividends by the weighted average number of common shares outstanding during each year. Diluted EPS is computed by dividing income (loss) after deduction of preferred stock dividends by the weighted average number of shares including common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.

     The number of shares used in computing basic and diluted EPS for the three months ended September 30, 1998 was 47,675,000. Because of the loss for the quarter, the common share equivalents are anti-dilutive and are not considered in the diluted EPS calculation. The number of shares used in computing basic and diluted EPS for the three months ended September 30, 1997 was 46,506,000 and 47,255,000, respectively.

3.   INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method. The components of inventories are as follows:

     (DOLLARS  IN  THOUSANDS)

                 SEPT. 30,   JUNE 30,
                    1998       1998
                 ----------  ---------
Raw materials .  $    4,735  $   4,780
Work-in-process       1,103        959
Finished goods.         369        524
                 ----------  ---------
                 $    6,207  $   6,263
                 ==========  =========

4.   ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     The  components  of  accounts  payable and accrued expenses are as follows:

     (DOLLARS  IN  THOUSANDS)

                               SEPT. 30,   JUNE 30,
                                  1998       1998
                               ----------  ---------
Accounts payable, trade . . .  $    3,024  $   4,946
Accrued payroll, vacation and
  other employee expenses . .       4,188      4,695
Restructuring reserve . . . .         484        661
Other accrued expenses. . . .       2,988      3,019
                               ----------  ---------
                               $   10,684  $  13,321
                               ==========  =========

5.   PROVISION  FOR  RESTRUCTURING

     During the first quarter of fiscal year 1999, severance payments of $0.2 were made and taken against the restructuring reserve leaving $0.5 million as of September 30, 1998. The remaining reserve consists solely of estimated payments to be made to the Industrial Development Authority of Ireland (the "IDA") during fiscal year 1999. On May 5, 1992, the Company entered into an agreement with the IDA to maintain a presence in Ireland through April 30, 1998. The Company closed its Ireland operations in December 1996. As a result of the closing, the Company is required to repay grants to the IDA of approximately $0.5 million.

6.   DISSOLUTION  OF  SUBSIDIARY

     During the quarter ended September 30, 1998, the Company dissolved its subsidiary Concurrent Computer Corporation France (the "French Branch"). Note that the French Branch should not be confused with Concurrent Computer Corporation S.A., the Company's continuing French subsidiary. In connection with the dissolution, all assets and liabilities of the French Branch were assumed by the Company. A loss of $429,000, representing the write off of the French Branch's cumulative translation adjustment, was recorded as other non-recurring charges in the condensed consolidated statement of operations.

7.   YEAR  2000

     The Company converted its computer systems and believes such systems are Year 2000 compliant. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company has expensed all costs associated with these systems changes.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

THE QUARTER ENDED SEPTEMBER 30, 1998 COMPARED WITH THE QUARTER ENDED SEPTEMBER 30, 1997.

     Net Sales. Net sales decreased to $16.9 million for the quarter ended September 30, 1998 from $20.6 million in the comparable period a year ago. The Company considers its computer systems and service business to be one class of products.

     Net product sales were $6.7 million for the quarter ended September 30, 1998 as compared with $8.9 million for the quarter ended September 30, 1997. Sales of proprietary systems continue to decline, and the selling price of open systems is significantly lower than that of proprietary products. International Sales were lower due to the economic crisis in Asia, as well as a slow summer in Europe due to vacation periods. In the US, sales were a bit lower than expected due to delays in government programs. Maintenance sales decreased from $11.7 million in the quarter ended September 30, 1997 to $10.1 million in the quarter ended September 30, 1998, continuing the decline experienced over the past years as customers move from proprietary systems to open systems which require less maintenance.

     Gross Margin. Gross margin decreased $1.2 million during the current quarter to $8.7 million compared with $9.9 million for the three months ended September 30, 1997. The decrease reflects the Company's lower sales this quarter. The gross margin as a percentage of sales increased from 48% in the quarter ended September 30, 1997 to 52% in the current quarter due to the Company's ongoing cost reduction efforts.

     Operating Income. Operating income decreased $1.4 million to $0.2 million in the current quarter compared with $1.6 million in the quarter ended September 30, 1997. Operating expenses increased $0.3 million in the current quarter compared with the quarter ended September 30, 1997 primarily due to the $0.6 million gain on sale of facility offsetting operating expenses in the prior year. Without this offset, the expenses would have decreased by $0.3 million due to the continued cost reduction efforts.

     Net Income (Loss). Net income (loss) decreased from a profit of $1.3 million in the quarter ended September 30, 1997 to a loss of $0.4 million in the current quarter. The decrease of $1.7 million is primarily due to the decrease in operating income discussed above and a $0.4 million loss on the dissolution of the Company's French Branch (defined in Note 6 to the condensed consolidated financial statements) in the current year as compared to a $0.4 million gain on the sale of trading securities in the prior year. These items were partially offset by a $0.2 million reduction in interest expense due to decreased borrowings and a decrease in the income tax provision due to the current period loss.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's liquidity is dependent on many factors, including sales volume, operating profit ratio, debt service and the efficiency of asset use and turnover. The future liquidity of the Company depends to a significant extent on (i) the actual versus anticipated decline in sales of proprietary systems and service maintenance revenue; (ii) revenue growth from open systems; and (iii) ongoing cost control actions. Liquidity will also be affected by: (i) timing of shipments which predominately occur during the last month of the quarter; (ii) the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles and which receivables are not included in the Company's borrowing base under its revolving credit facility; (iii) the sales level in the United States where related accounts receivable are included in the borrowing base of the Company's revolving credit facility; and (iv) the number of countries in which the Company will operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases. The Company believes that it will be able to fund fiscal 1999 operations through its operating results and existing financing facilities.

     On March 1, 1998, the Company entered into a new agreement providing for an $8 million revolving credit facility through August 1, 2000. At September 30, 1998, the outstanding balance under the revolving credit facility was $0.3 million. The entire outstanding balance of the revolving credit facility has been classified as a current liability at September 30, 1998. The revolving credit facility bears interest at the prime rate plus .75%. The revolving credit facility may be repaid and reborrowed, subject to certain collateral requirements, at any time prior to its maturity. The Company has pledged substantially all of its domestic assets as collateral for the revolving credit facility. Certain early termination fees apply if the Company terminates the facility in its entirety prior to June 30, 1999.

     The Company had debt to outside financial institutions of $0.4 million at September 30, 1998 as compared to $1.5 million at June 30, 1998.

     The Company and Nippon Steel Corporation ("NSC") terminated the joint venture in Concurrent Nippon Corporation ("CNC") in the quarter ended June 30, 1998, and the Company acquired 100% of the stock in CNC. In connection with this transaction, NSC paid the Company $1.2 million and the Company paid off debt owed to certain Japanese banks on behalf of CNC.

     The Company had cash and cash equivalents on hand of $5.4 million representing a slight decrease from $5.7 million as of June 30, 1998 primarily due to repayment of notes payable and timing differences. Accounts receivable decreased by $3.4 million due to the decrease in sales from the quarter ended June 30, 1998 ($20.2 million) to the quarter ended September 30, 1998 ($16.9 million). Accounts payable and accrued expenses decreased by $2.6 million primarily due to decreased inventory purchases.

YEAR  2000

     The Company has been aggressively addressing Year 2000 issues related to the processing of date-sensitive data. A cross-functional team was assembled, and a determination was made as to which systems were Year 2000 non-compliant. The Company believes that all of the Company's critical financial, manufacturing, R&D and other systems are fully compliant.

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

     Although Concurrent will incur additional time and effort in Year 2000 compliance, these costs are not expected to be material.


              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS:

Certain matters discussed in this Form 10-Q may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Concurrent Computer Corporation cautions investors that any forward-looking statements made herein are not guarantees of future performance and that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties which could affect Concurrent Computer Corporation's performance or results include, without limitation, changes in product demand; economic conditions; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to the ability of Concurrent Computer Corporation and other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; technological developments; delays in testing of new products; rapid technology changes; the highly competitive environment in which Concurrent Computer Corporation operates; the entry of new well-capitalized competitors into Concurrent Computer Corporation's markets, and other risks and uncertainties.

SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  NET  SALES

                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                   1998    1997
                                                  ------  ------
Net sales:
  Computer systems . . . . . . . . . . . . . . .   39.9%   43.0%
  Service and other. . . . . . . . . . . . . . .   60.1%   57.0%
                                                  ------  ------
    Total. . . . . . . . . . . . . . . . . . . .  100.0%  100.0%

Cost of sales:
  Computer systems . . . . . . . . . . . . . . .   44.8%   48.2%
  Service and other. . . . . . . . . . . . . . .   50.4%   54.9%
                                                  ------  ------
    Total. . . . . . . . . . . . . . . . . . . .   48.2%   52.0%
                                                  ------  ------

Gross margin . . . . . . . . . . . . . . . . . .   51.8%   48.0%

Operating expenses:
  Research and development . . . . . . . . . . .   16.0%   13.7%
  Selling, general and administrative. . . . . .   34.6%   29.2%
  Transition/restructuring . . . . . . . . . . .    0.0%  (2.9%)
                                                  ------  ------

Total operating expenses . . . . . . . . . . . .   50.6%   40.0%

Operating income . . . . . . . . . . . . . . . .    1.3%    8.0%

Interest expense . . . . . . . . . . . . . . . .  (0.5%)  (1.3%)
Interest income. . . . . . . . . . . . . . . . .    0.3%    0.1%
Other non-recurring charge . . . . . . . . . . .  (2.5%)    2.0%
Other income (expense) - net . . . . . . . . . .  (1.1%)  (1.0%)
                                                  ------  ------

Income (loss) before provision for income taxes.  (2.5%)    7.9%

Provision for income taxes . . . . . . . . . . .    0.0%    1.6%
                                                  ------  ------

Net income (loss). . . . . . . . . . . . . . . .  (2.5%)    6.3%
                                                  ======  ======

PART  II     OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     On September 23, 1998, a jury in the United States District Court for the Eastern District of Virginia found Concurrent Computer Corporation (the "Company") not liable under the False Claims Act in the lawsuit filed against the Company by the United States Department of Justice in December 1997. In the suit, the Department of Justice had alleged that the Company filed false and/or fraudulent claims in connection with the pricing of the Company's spare parts in 1991 under the Company's subcontract to Unisys Corporation as prime contractor for the U.S. Department of Commerce's Next Generation Weather Radar (NEXRAD) program.


ITEM  6.     EXHIBITS  AND  REPORTS  OF  FORM  8-K

(a)  Exhibits:

     (12)     Statement  on  computation  of  per  share  earnings

     (27)     Financial  Data  Schedule

(b)  Reports  on  Form  8-K.

     On September 24, 1998, the Company filed a Current Report on Form 8-K with respect to the lawsuit described in Part II, Item 1 of this Report on Form 10-Q.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report for the quarter ended September 30, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November  13,  1998     CONCURRENT  COMPUTER  CORPORATION




          By:   /s/  Daniel S. Dunleavy
              ---------------------------
                     DANIEL S. DUNLEAVY
                     Executive  Vice  President,  Chief  Operating
                     Officer  and  Chief  Financial  Officer
                     (Principal  Financial  and  Accounting  Officer)

                         CONCURRENT COMPUTER CORPORATION
                                   EXHIBIT 12

                BASIC AND DILUTED EARNINGS PER SHARE COMPUTATION

                                    THREE MONTHS ENDED
                                    SEPTEMBER 30, 1998

                                      BASIC/DILUTED
                                     ---------------
Average outstanding shares: . . . .          47,675
Diluted options outstanding . . . .               -
                                     ---------------
Equivalent Shares . . . . . . . . .          47,675
                                     ===============

Net loss. . . . . . . . . . . . . .  $         (426)
Preferred stock dividends
  and accretion of preferred shares               -
                                     ---------------
Net loss available to common
  stockholders. . . . . . . . . . .  $         (426)
                                     ===============
Loss per share. . . . . . . . . . .  $        (0.01)
                                     ===============