Form 10-Q
period 1998-12-31
CONCURRENT COMPUTER CORP/DE
filed 1999-02-10
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

(Mark  One)

  X   Quarterly  Report  Pursuant  to  Section  13  or  15(d)  of
 ---
      the  Securities  Exchange  Act  of  1934

                     For the Quarter Ended December 31, 1998

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


Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of February 5, 1999 was 47,942,504.

PART  I     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                           CONCURRENT COMPUTER CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                  DECEMBER 31,       DECEMBER 31,
                                                1998      1997      1998      1997
                                              --------  --------  --------  --------
                                                  (UNAUDITED)         (UNAUDITED)
Net sales:
  Computer systems . . . . . . . . . . . . .  $ 9,068   $ 9,759   $15,796   $18,625
  Service and other. . . . . . . . . . . . .   10,113    11,257    20,259    22,996
                                              --------  --------  --------  --------
    Total. . . . . . . . . . . . . . . . . .   19,181    21,016    36,055    41,621

Cost of sales:
  Computer systems . . . . . . . . . . . . .    4,244     4,516     7,258     8,793
  Service and other. . . . . . . . . . . . .    5,103     5,737    10,214    12,182
                                              --------  --------  --------  --------
    Total. . . . . . . . . . . . . . . . . .    9,347    10,253    17,472    20,975
                                              --------  --------  --------  --------

Gross margin . . . . . . . . . . . . . . . .    9,834    10,763    18,583    20,646

Operating expenses:
  Research and development . . . . . . . . .    2,545     2,694     5,249     5,514
  Selling, general and administrative. . . .    6,750     5,870    12,583    11,894
  Restructuring. . . . . . . . . . . . . . .        -         -         -      (607)
                                              --------  --------  --------  --------

Total operating expenses . . . . . . . . . .    9,295     8,564    17,832    16,801
                                              --------  --------  --------  --------

Operating income . . . . . . . . . . . . . .      539     2,199       751     3,845

Interest expense . . . . . . . . . . . . . .      (71)     (188)     (149)     (450)
Interest income. . . . . . . . . . . . . . .       41        36        93        58
Other income (expense) - net . . . . . . . .      492       (41)     (120)      178
                                              --------  --------  --------  --------

Income before provision for income taxes . .    1,001     2,006       575     3,631

Provision for income taxes . . . . . . . . .       86       583        86       908
                                              --------  --------  --------  --------

Net income . . . . . . . . . . . . . . . . .  $   915   $ 1,423   $   489   $ 2,723
Preferred stock dividends and accretion of
  mandatory redeemable preferred shares. . .        -         -         -       (18)
                                              --------  --------  --------  --------
Net income available to common shareholders.  $   915   $ 1,423   $   489   $ 2,705
                                              ========  ========  ========  ========

Basic and diluted net income per share . . .  $  0.02   $  0.03   $  0.01   $  0.06
                                              ========  ========  ========  ========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                             CONCURRENT COMPUTER CORPORATION
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (DOLLARS IN THOUSANDS)


                                                                  DEC. 31,     JUNE 30,
                                                                    1998         1998
                                                                ------------  ----------
                              ASSETS                            (UNAUDITED)
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $     5,777   $   5,733
  Accounts receivable - net. . . . . . . . . . . . . . . . . .       16,675      18,571
  Notes receivable - net . . . . . . . . . . . . . . . . . . .          722         425
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .        6,183       6,263
  Prepaid expenses and other current assets. . . . . . . . . .        1,466       1,487
                                                                ------------  ----------
    Total current assets . . . . . . . . . . . . . . . . . . .       30,823      32,479
Property, plant and equipment - net. . . . . . . . . . . . . .       12,993      12,419
Other long-term assets . . . . . . . . . . . . . . . . . . . .        1,212       1,337
    Total assets . . . . . . . . . . . . . . . . . . . . . . .  $    45,028   $  46,235
                                                                ============  ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . .  $       440   $     365
  Revolving credit facility. . . . . . . . . . . . . . . . . .          922       1,123
  Accounts payable and accrued expenses. . . . . . . . . . . .       10,866      13,321
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . .        3,249       4,018
                                                                ------------  ----------
    Total current liabilities. . . . . . . . . . . . . . . . .       15,477      18,827

Other long-term liabilities. . . . . . . . . . . . . . . . . .        2,095       1,898
    Total liabilities. . . . . . . . . . . . . . . . . . . . .       17,572      20,725
                                                                ------------  ----------

Stockholders' equity:
  Common stock . . . . . . . . . . . . . . . . . . . . . . . .          479         476
  Capital in excess of par value . . . . . . . . . . . . . . .       97,523      97,136
  Accumulated deficit after eliminating accumulated deficit of
    $81,826 at December 31, 1991, date of quasi-reorganization      (70,702)    (71,191)
  Treasury stock . . . . . . . . . . . . . . . . . . . . . . .          (58)        (58)
  Cumulative translation adjustment. . . . . . . . . . . . . .          214        (853)
    Total stockholders' equity . . . . . . . . . . . . . . . .       27,456      25,510
                                                                ------------  ----------

Total liabilities and stockholders' equity . . . . . . . . . .  $    45,028   $  46,235
                                                                ============  ==========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                         CONCURRENT COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                          SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                           1998       1997
                                                         ---------  ---------
                                                              (UNAUDITED)
Cash flows provided by operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . .  $    489   $  2,723
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Realized gain on trading securities . . . . . . . .         -       (420)
    Gain on sale of facility. . . . . . . . . . . . . .         -       (706)
    Loss on dissolution of subsidiary . . . . . . . . .       429          -
    Depreciation, amortization and other. . . . . . . .     2,551      2,962
    Other non-cash expenses . . . . . . . . . . . . . .        12        857
    Decrease (increase) in assets:
      Accounts and notes receivable . . . . . . . . . .     1,592      6,055
      Inventories . . . . . . . . . . . . . . . . . . .        75      1,137
      Prepaid expenses and other current assets . . . .      (433)       (65)
      Other long-term assets. . . . . . . . . . . . . .        98         69
    Increase (decrease) in liabilities:
      Accounts payable, accrued expenses and
            other current liabilities . . . . . . . . .    (3,224)   (11,061)
      Other long-term liabilities . . . . . . . . . . .       197        355
                                                         ---------  ---------
  Total adjustments to net income . . . . . . . . . . .     1,297       (817)
                                                         ---------  ---------

Net cash provided by operating activities . . . . . . .     1,786      1,906
                                                         ---------  ---------

Cash flows (used in) provided by investing activities:
  Net additions to property, plant and equipment. . . .    (2,238)    (1,470)
  Proceeds from sale of facility. . . . . . . . . . . .         -      5,406
  Proceeds from sale of trading securities. . . . . . .         -      2,668
                                                         ---------  ---------
Net cash (used in) provided by investing activities . .    (2,238)     6,604
                                                         ---------  ---------

Cash flows provided by (used in) financing activities:
  Payments of notes payable . . . . . . . . . . . . . .        (5)      (292)
  Proceeds of revolving credit facility . . . . . . . .    28,054     36,476
  Payments of revolving credit facility . . . . . . . .   (28,255)   (39,594)
  Repayment of long-term debt . . . . . . . . . . . . .         -     (4,194)
  Proceeds from sale and issuance of common stock . . .       390        457
                                                         ---------  ---------
Net cash provided by (used in) financing activities . .       184     (7,147)
                                                         ---------  ---------

Effect of exchange rates on cash and cash equivalents .       312       (395)
                                                         ---------  ---------

Increase in cash and cash equivalents . . . . . . . . .  $     44   $    968
                                                         =========  =========

Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . .  $    148   $    422
                                                         =========  =========
    Income taxes (net of refunds) . . . . . . . . . . .  $    318   $    668
                                                         =========  =========

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

     Basic EPS is computed by dividing income after deduction of preferred stock dividends by the weighted average number of common shares outstanding during each year. Diluted EPS is computed by dividing income after deduction of preferred stock dividends by the weighted average number of shares including common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.

     The number of shares used in computing basic and diluted EPS for the three months ended December 31, 1998 was 47,852,000 and 49,214,000, respectively. The number of shares used in computing basic and fully diluted EPS for the three months ended December 31, 1997 was 47,022,000 and 48,100,000, respectively. The number of shares used in computing basic and fully diluted EPS for the six months ended December 31, 1998 was 47,763,000 and 49,220,000, respectively. The number of shares used in computing basic and fully diluted EPS for the six months ended December 31, 1997 was 46,598,000 and 47,364,000, respectively.

3.     INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method. The components of inventories are as follows:

     (DOLLARS  IN  THOUSANDS)

                 DEC. 31,   JUNE 30,
                   1998       1998
                 ---------  ---------
Raw materials .  $   4,831  $   4,780
Work-in-process        925        959
Finished goods.        427        524
                 ---------  ---------
                 $   6,183  $   6,263
                 =========  =========

4.     ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     The  components  of  accounts  payable and accrued expenses are as follows:

     (DOLLARS  IN  THOUSANDS)

                               DEC. 31,   JUNE 30,
                                 1998       1998
                               ---------  ---------
Accounts payable, trade . . .  $   3,687  $   4,946
Accrued payroll, vacation and
  other employee expenses . .      3,764      4,695
Restructuring reserve . . . .        349        661
Other accrued expenses. . . .      3,066      3,019
                               ---------  ---------
                               $  10,866  $  13,321
                               =========  =========

5.     PROVISION  FOR  RESTRUCTURING

     As of June 30, 1998, the Company's restructuring reserve consisted of $177,000 of accrued severance payments and $484,000 of estimated payments to be made to the Industrial Development Authority of Ireland (the "IDA") during fiscal year 1999. On May 5, 1992, the Company entered into an agreement with the IDA to maintain a presence in Ireland through April 30, 1998. The Company closed its Ireland operations in December 1996. As a result of the closing, the Company is required to repay grants to the IDA of approximately $500,000.

During the first quarter of fiscal year 1999, the severance payments were made and taken against the restructuring reserve, leaving $484,000 as of September
30, 1998. During the second quarter of fiscal year 1999, IDA payments of $135,000 were made, leaving $349,000 of restructuring reserve as of December 31, 1998.

6.     DISSOLUTION  OF  SUBSIDIARY

     During the quarter ended September 30, 1998, the Company dissolved one of its French subsidiaries, Concurrent Computer Corporation France (the "French Branch"). The Company continues to operate in France through its other French subsidiary, Concurrent Computer Corporation S.A. In connection with the dissolution of the French Branch, all of its assets and liabilities were assumed by the Company. A loss of $429,000, representing the write off of the French Branch's cumulative translation adjustment, was recorded as other expense in the condensed consolidated statement of operations.

7.     COMPREHENSIVE  INCOME

     Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("FAS No. 130"). FAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company's total comprehensive is as follows:

                                             THREE MONTHS ENDED  SIX MONTHS ENDED
                                                 DECEMBER 31,      DECEMBER 31,
                                                1998    1997       1998    1997
                                               ------  -------    ------  -------
Net income. . . . . . . . . . . . . . . . . .  $  915  $1,423     $  489  $2,723

Other comprehensive income (loss):
  Foreign currency translation gains (losses)  $  247  $ (104)    $1,067  $ (119)
                                               ------  -------    ------  -------

Total comprehensive income. . . . . . . . . .  $1,162  $1,319     $1,556  $2,604
                                               ======  =======    ======  =======

8.     YEAR  2000

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

THE QUARTER ENDED DECEMBER 31, 1998 COMPARED WITH THE QUARTER ENDED DECEMBER 31, 1997.

     Net Sales. Net sales decreased to $19.2 million for the quarter ended December 31, 1998 from $21.0 million in the comparable period a year ago. The Company considers its computer systems and service business to be one class of products.

Net product sales were $9.1 million for the quarter ended December 31, 1998 as compared with $9.8 million for the quarter ended December 31, 1997. Sales of proprietary systems continue to decline, and the selling price of open systems is significantly lower than the selling price of proprietary products. Maintenance sales decreased from $11.3 million in the quarter ended December 31, 1997 to $10.1 million in the quarter ended December 31, 1998, continuing the decline experienced over the past years as customers move from proprietary systems to open systems which require less maintenance.

     Gross Margin. Gross margin decreased approximately $1.0 million during the current quarter to $9.8 million compared to $10.8 million for the three months ended December 31, 1997. The decrease reflects the Company's lower sales this quarter. The gross margin as a percentage of sales for the quarter ended
December  31,  1998  is  consistent  with  the  quarter ended December 31, 1997.

     Operating Income. Operating income decreased $1.7 million to $0.5 million in the current quarter compared with an income of $2.2 million in the quarter ended December 31, 1997 due to the decrease in gross margin discussed above and a $0.7 million increase in operating expenses. The increase in operating expenses is largely due to increased legal expenses relating to subsequently resolved lawsuits, and an increase in marketing expenses primarily relating to Interactive Video on Demand ("IVOD") products.

     Net Income. Net income decreased from $1.4 million in the quarter ended December 31, 1997 to $0.9 million in the current quarter. The decrease of $0.5 million is due to the $1.7 million decrease in operating income which was partially offset by a $0.5 million increase in other income (expense) - net, a $0.5 million decrease in the income tax provision, and a $0.1 million decrease in interest expense. The increase in other income (expense) - net is primarily due to an exchange gain resulting from the settlement of a subsidiary's short term loan to the Company; the decrease in the income tax provision resulted from an income shift towards subsidiaries with net operating losses sufficient to offset the gains; and the decrease in interest expense resulting from decreased borrowings.

THE SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1997.

     Net Sales. Net sales decreased to $36.1 million for the six months ended December 31, 1998 from $41.6 million in the comparable period a year ago. The Company considers its computer systems and service business to be one class of products.

Net product sales were $15.8 million for the six months ended December 31, 1998 as compared with $18.6 million for the six months ended December 31, 1997. Sales of proprietary systems continue to decline, and the selling price of open systems is significantly lower than that of proprietary products. In the first quarter of fiscal year 1999, International Sales were low due to the economic crisis in Asia, as well as a slow summer in Europe due to vacation periods.
During that period, US sales were also lower than expected due to delays in government programs.
Maintenance sales decreased from $23.0 million in the six months ended December 31, 1997 to $20.3 million for the comparable six months of 1998, continuing the decline experienced over the past years as customers move from proprietary to open systems which require less maintenance.

     Gross Margin. Gross margin decreased $2.0 million during the current six-month period to $18.6 million compared to $20.6 million for the six months ended December 31, 1997. The decrease reflects the Company's lower sales this quarter. The gross margin as a percentage of sales increased from 50% in the six months ended December 31, 1997 to 52% in the current six months due to the Company's ongoing cost reduction efforts.

     Operating Income. Operating income decreased $3.0 million to a profit of $0.8 million in the current six-month period compared with an income of $3.8 million in the six months ended December 31, 1997 due to the decrease in gross margin discussed above and a $1.0 million increase in operating expenses. The increase in operating expenses is largely due to a $0.6 million gain on the sale of the building recorded as an offset to restructuring expense in the prior six month period, increased legal expenses in the current period relating to subsequently resolved lawsuits, and an increase in marketing expenses in the current six months primarily relating to IVOD products. This increase was partially offset by a slight decrease in research and development costs resulting from cost reduction efforts.

     Net Income. Net income decreased from a profit of $2.7 million in the six months ended December 31, 1997 to an income of $0.5 million in the current six months. This decrease of $2.2 million is primarily due to the $3.0 million decrease in operating income discussed above and a $0.3 million decrease in other income (expense) - net. The decrease in other income (expense) - net is primarily due to a $0.1 million loss in the current six months consisting of a $0.4 million loss due to the dissolution of the Company's French Branch (defined in Note 6 to the condensed consolidated financial statements) and a $0.3 exchange gain resulting from the settlement of a subsidiary's short term loan to the Company, as compared to a $0.2 million gain in the six months ended December 31, 1997 primarily due to a gain on the sale of trading securities. These decreases to net income were partially offset by a $0.8 million decrease in the tax provision resulting from an income shift towards subsidiaries with net operating losses sufficient to offset the gains and a $0.3 million decrease in interest expense resulting from decreased borrowings.

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

     On March 1, 1998, the Company entered into a new agreement providing for an $8 million revolving credit facility through August 1, 2000. At December 31, 1998, the outstanding balance under the revolving credit facility was $0.9 million. The entire outstanding balance of the revolving credit facility has been classified as a current liability at December 31, 1998. The revolving credit facility bears interest at the prime rate plus .75% (8.5% at December 31, 1998). The revolving credit facility may be repaid and reborrowed, subject to certain collateral requirements, at any time prior to its maturity. The Company has pledged substantially all of its domestic assets as collateral for the revolving credit facility. Certain early termination fees apply if the Company terminates the facility in its entirety prior to June 30, 1999.

     The Company had debt to outside financial institutions of $1.4 million at December 31, 1998 as compared to $1.5 million at June 30, 1998.

     The Company and Nippon Steel Corporation ("NSC") terminated the joint venture in Concurrent Nippon Corporation ("CNC") in the quarter ended June 30, 1998, and the Company acquired 100% of the stock in CNC. In connection with this transaction, NSC paid the Company $1.2 million and the Company paid off debt owed to certain Japanese banks on behalf of CNC.

     The Company had cash and cash equivalents on hand of $5.8 million at December 31, 1998 representing a slight increase from $5.7 million as of June 30, 1998 primarily due to timing differences.

YEAR  2000

     The Company has been aggressively addressing Year 2000 issues related to the processing of date-sensitive data. A cross-functional team was assembled, and a determination was made as to which systems were Year 2000 non-compliant. The Company believes that all of the Company's critical financial, manufacturing, R&D and other systems are fully compliant.

     Concurrent has reviewed customer and supplier relationships, and has a Year 2000 software product available which many of its customers have implemented. While the Company is taking all reasonable efforts, including direct mailings and internet web site offerings, to make information on the Year 2000 readiness of its products available to its customers, this information may not reach all customers, particularly third-party customers. Although the Company believes it has addressed Year 2000 readiness issues related to its products, there may be disruptions and/or product failures that are unforeseen.

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

SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  NET  SALES

                                        THREE MONTHS ENDED  SIX MONTHS ENDED
                                            DECEMBER 31,      DECEMBER 31,
                                           1998    1997       1998    1997
                                          ------  ------     ------  ------
Net sales:
  Computer systems . . . . . . . . . . .   47.3%   46.4%      43.8%   44.7%
  Service and other. . . . . . . . . . .   52.7%   53.6%      56.2%   55.3%
                                          ------  ------     ------  ------
    Total. . . . . . . . . . . . . . . .  100.0%  100.0%     100.0%  100.0%

Cost of sales:
  Computer systems . . . . . . . . . . .   46.8%   46.3%      45.9%   47.2%
  Service and other. . . . . . . . . . .   50.5%   51.0%      50.4%   53.0%
    Total. . . . . . . . . . . . . . . .   48.7%   48.8%      48.5%   50.4%
                                          ------  ------     ------  ------

Gross margin . . . . . . . . . . . . . .   51.3%   51.2%      51.5%   49.6%

Operating expenses:
  Research and development . . . . . . .   13.3%   12.8%      14.6%   13.2%
  Selling, general and administrative. .   35.2%   27.9%      34.9%   28.6%
  Restructuring. . . . . . . . . . . . .    0.0%    0.0%       0.0%  (1.5%)
                                          ------  ------     ------  ------

Total operating expenses . . . . . . . .   48.5%   40.7%      49.5%   40.4%
                                          ------  ------     ------  ------

Operating income . . . . . . . . . . . .    2.8%   10.5%       2.1%    9.2%

Interest expense . . . . . . . . . . . .  (0.4%)  (0.9%)     (0.4%)  (1.1%)
Interest income. . . . . . . . . . . . .    0.2%    0.2%       0.3%    0.1%
Other income (expense) - net . . . . . .    2.6%  (0.2%)     (0.3%)    0.4%
                                          ------  ------     ------  ------

Income before provision for income taxes    5.2%    9.5%       1.6%    8.7%

Provision for income taxes . . . . . . .    0.4%    2.8%       0.2%    2.2%
                                          ------  ------     ------  ------

Net income . . . . . . . . . . . . . . .    4.8%    6.8%       1.4%    6.5%
                                          ======  ======     ======  ======

PART  II     OTHER  INFORMATION

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     Matters as specified in the Company's Proxy Statement dated October 1, 1998 were considered and approved by the Company's stockholders at the Annual Meeting of Stockholders held on October 30, 1998. The results of such matters were as follows:

Proposal  1:     Election  of  Directors.

                                           Total Votes
                       Total Votes For  Against or Withheld
                       ---------------  -------------------
Michael A. Brunner. .       42,878,717              186,699
Morton E. Handel. . .       42,866,117              199,499
C. Shelton James. . .       42,859,555              205,863
Richard P. Rifenburgh       42,878,717              186,699
E. Courtney Siegel. .       42,739,815              265,601

Proposal  2:     Ratification of the selection by the Board of Directors of KPMG
Peat Marwick LLP as the Company's independent auditors for the fiscal year ending June 30, 1999.

                     Total Votes       Number of
Total Votes For  Against or Withheld  Abstentions
---------------  -------------------  -----------
42,703,984. . .               55,834      305,598

ITEM  6.     EXHIBITS  AND  REPORTS  OF  FORM  8-K

(a)  Exhibits:

     (11)     Statement  on  computation  of  per  share  earnings

     (27)     Financial  Data  Schedule

(b)  Reports  on  Form  8-K.

     None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report for the quarter ended December 31, 1998 to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 10, 1999     CONCURRENT  COMPUTER  CORPORATION




                            By: /s/  Daniel  S.  Dunleavy
                                ---------------------------
                                DANIEL S.DUNLEAVY
                                Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)