Form 10-Q
period 1999-03-31
CONCURRENT COMPUTER CORP/DE
filed 1999-05-17
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 --------------


                                    FORM 10-Q


(Mark  One)

     X       Quarterly  Report  Pursuant  to  Section  13  or  15(d)  of  the
    ---
             Securities Exchange  Act  of  1934

                    For  the  Quarter  Ended  March  31,  1999

                                        or

    ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
                              Telephone: (954) 974-1700


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes  X      No ___
                                                                ---


Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of May 12, 1999 was 48,265,848.

PART  I     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                           CONCURRENT COMPUTER CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

                                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                                   MARCH 31,           MARCH 31,
                                                1999      1998      1999      1998
                                              --------  --------  --------  --------
Net sales:
  Computer systems . . . . . . . . . . . . .  $ 8,566   $ 9,544   $24,362   $28,169
  Service and other. . . . . . . . . . . . .    9,110    10,850    29,369    33,846
                                              --------  --------  --------  --------
    Total. . . . . . . . . . . . . . . . . .   17,676    20,394    53,731    62,015

Cost of sales:
  Computer systems . . . . . . . . . . . . .    3,403     5,123    10,661    13,916
  Service and other. . . . . . . . . . . . .    5,016     5,670    15,230    17,852
                                              --------  --------  --------  --------
    Total. . . . . . . . . . . . . . . . . .    8,419    10,793    25,891    31,768
                                              --------  --------  --------  --------

Gross margin . . . . . . . . . . . . . . . .    9,257     9,601    27,840    30,247

Operating expenses:
  Research and development . . . . . . . . .    2,371     2,739     7,620     8,253
  Selling, general and administrative. . . .    6,324     5,845    18,907    17,739
  Restructuring. . . . . . . . . . . . . . .        -         -         -      (607)
                                              --------  --------  --------  --------

Total operating expenses . . . . . . . . . .    8,695     8,584    26,527    25,385
                                              --------  --------  --------  --------

Operating income . . . . . . . . . . . . . .      562     1,017     1,313     4,862

Interest expense . . . . . . . . . . . . . .      (45)     (159)     (194)     (609)
Interest income. . . . . . . . . . . . . . .       34        51       127       109
Other non-recurring gain (loss). . . . . . .        -         -       (88)      420
Other income (expense) - net . . . . . . . .     (205)      120      (237)     (122)
                                              --------  --------  --------  --------

Income before provision for income taxes . .      346     1,029       921     4,660

Provision for income taxes . . . . . . . . .       52        24       138       932
                                              --------  --------  --------  --------

Net income . . . . . . . . . . . . . . . . .  $   294   $ 1,005   $   783   $ 3,728
Preferred stock dividends and accretion of
  mandatory redeemable preferred shares. . .        -         -         -       (18)
                                              --------  --------  --------  --------
Net income available to common shareholders.  $   294   $ 1,005   $   783   $ 3,710
                                              ========  ========  ========  ========

Basic and diluted net income per share . . .  $  0.01   $  0.02   $  0.02   $  0.08
                                              ========  ========  ========  ========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                             CONCURRENT COMPUTER CORPORATION
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (DOLLARS IN THOUSANDS)


                                                                  MARCH 31,     JUNE 30,
                                                                    1999         1998
                                                                ------------  ----------
ASSETS                                                          (UNAUDITED)
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $     5,607   $   5,733
  Accounts and notes receivable - net. . . . . . . . . . . . .       16,203      18,996
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .        5,832       6,263
  Prepaid expenses and other current assets. . . . . . . . . .        1,599       1,487
                                                                ------------  ----------
    Total current assets . . . . . . . . . . . . . . . . . . .       29,241      32,479
Property, plant and equipment - net. . . . . . . . . . . . . .       12,503      12,419
Other long-term assets . . . . . . . . . . . . . . . . . . . .        1,104       1,337
    Total assets . . . . . . . . . . . . . . . . . . . . . . .  $    42,848   $  46,235
                                                                ============  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . .  $         -   $     365
  Revolving credit facility. . . . . . . . . . . . . . . . . .            -       1,123
  Accounts payable and accrued expenses. . . . . . . . . . . .        9,512      13,321
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . .        3,598       4,018
                                                                ------------  ----------
    Total current liabilities. . . . . . . . . . . . . . . . .       13,110      18,827

Other long-term liabilities. . . . . . . . . . . . . . . . . .        1,968       1,898
                                                                ------------  ----------
    Total liabilities. . . . . . . . . . . . . . . . . . . . .       15,078      20,725
                                                                ------------  ----------

Stockholders' equity:
  Common stock . . . . . . . . . . . . . . . . . . . . . . . .          481         476
  Capital in excess of par value . . . . . . . . . . . . . . .       98,100      97,136
  Accumulated deficit after eliminating accumulated deficit of
    $81,826 at December 31, 1991, date of quasi-reorganization      (70,408)    (71,191)
  Treasury stock . . . . . . . . . . . . . . . . . . . . . . .          (58)        (58)
  Cumulative translation adjustment. . . . . . . . . . . . . .         (345)       (853)
                                                                ------------  ----------
    Total stockholders' equity . . . . . . . . . . . . . . . .       27,770      25,510
                                                                ------------  ----------

Total liabilities and stockholders' equity . . . . . . . . . .  $    42,848   $  46,235
                                                                ============  ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         CONCURRENT COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                                MARCH 31,
                                                            1999        1998
                                                         -----------  ---------
Cash flows provided by operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . .  $      783   $  3,728
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Realized gain on trading securities . . . . . . . .           -       (420)
    Gain on sale of facility. . . . . . . . . . . . . .           -       (706)
    Loss on dissolution of subsidiary . . . . . . . . .         429          -
    Depreciation, amortization and other. . . . . . . .       3,701      4,317
    Other non-cash expenses . . . . . . . . . . . . . .          19      1,027
    Decrease (increase) in assets:
      Accounts and notes receivable . . . . . . . . . .       2,782      4,189
      Inventories . . . . . . . . . . . . . . . . . . .         423      1,703
      Prepaid expenses and other current assets . . . .        (753)      (775)
      Other long-term assets. . . . . . . . . . . . . .         192         83
    Increase (decrease) in liabilities:
      Accounts payable, accrued expenses and
            other current liabilities . . . . . . . . .      (4,229)    (9,197)
      Other long-term liabilities . . . . . . . . . . .          70        297
                                                         -----------  ---------
  Total adjustments to net income . . . . . . . . . . .       2,634        518
                                                         -----------  ---------

Net cash provided by operating activities . . . . . . .       3,417      4,246
                                                         -----------  ---------

Cash flows (used in) provided by investing activities:
  Net additions to property, plant and equipment. . . .      (2,957)    (1,977)
  Proceeds from sale of facility. . . . . . . . . . . .           -      5,406
  Proceeds from sale of trading securities. . . . . . .           -      2,668
                                                         -----------  ---------
Net cash (used in) provided by investing activities . .      (2,957)     6,097
                                                         -----------  ---------

Cash flows used in financing activities:
  Payments of notes payable . . . . . . . . . . . . . .        (425)      (462)
  Proceeds of revolving credit facility . . . . . . . .      39,995     48,965
  Payments of revolving credit facility . . . . . . . .     (41,118)   (52,083)
  Repayment of long-term debt . . . . . . . . . . . . .           -     (6,161)
  Proceeds from sale and issuance of common stock . . .         969        679
                                                         -----------  ---------
Net cash used in financing activities . . . . . . . . .        (579)    (9,062)
                                                         -----------  ---------

Effect of exchange rates on cash and cash equivalents .          (7)      (428)
                                                         -----------  ---------

(Decrease) increase in cash and cash equivalents. . . .  $     (126)  $    853
                                                         ===========  =========

Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . .  $      190   $    594
                                                         ===========  =========
    Income taxes (net of refunds) . . . . . . . . . . .  $      875   $    891
                                                         ===========  =========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                         CONCURRENT COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

2.     EARNINGS  PER  SHARE

     In the quarter ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS No. 128"), which supersedes APB Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. FAS No. 128 replaces primary and fully diluted EPS with basic and diluted EPS, respectively. It also requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

     Basic EPS is computed by dividing income after deduction of preferred stock dividends by the weighted average number of common shares outstanding during each year. Diluted EPS is computed by dividing income after deduction of preferred stock dividends by the weighted average number of shares giving effect to all dilutive potential shares that were outstanding during the period, as calculated under the treasury stock method.

     The number of shares used in computing basic and diluted EPS for the three months ended March 31, 1999 was 48,043,000 and 50,981,000, respectively. The number of shares used in computing basic and fully diluted EPS for the three months ended March 31, 1998 was 47,260,000 and 49,058,000, respectively. The number of shares used in computing basic and fully diluted EPS for the nine months ended March 31, 1999 was 47,855,000 and 49,186,000, respectively. The number of shares used in computing basic and fully diluted EPS for the nine months ended March 31, 1998 was 46,816,000 and 48,641,000, respectively.

3.     INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method. The components of inventories are as follows:

     (DOLLARS  IN  THOUSANDS)

                 MARCH 31,   JUNE 30,
                    1999       1998
                 ----------  ---------
Raw materials .  $    4,610  $   4,780
Work-in-process         804        959
Finished goods.         418        524
                 ----------  ---------
                 $    5,832  $   6,263
                 ==========  =========

4.     ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     The  components  of  accounts  payable and accrued expenses are as follows:

     (DOLLARS  IN  THOUSANDS)

                               MARCH 31,   JUNE 30,
                                  1999       1998
                               ----------  ---------
Accounts payable, trade . . .  $    3,169  $   4,946
Accrued payroll, vacation and
  other employee expenses . .       3,519      4,695
Restructuring reserve . . . .         213        661
Other accrued expenses. . . .       2,611      3,019
                               ----------  ---------
                               $    9,512  $  13,321
                               ==========  =========

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

During the first quarter of fiscal year 1999, the severance payments were made and taken against the restructuring reserve, leaving $484,000 as of September
30, 1998. During the second and third quarters of fiscal year 1999, IDA payments of $135,000 and $136,000, respectively, were made leaving $213,000 of restructuring reserve as of March 31, 1999.

6.     COMPREHENSIVE  INCOME

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

                                            THREE MONTHS ENDED  NINE MONTHS ENDED
                                                  MARCH 31,        MARCH 31,
                                                1999    1998     1999    1998
                                               ------  -------  ------  -------
Net income. . . . . . . . . . . . . . . . . .  $ 294   $1,005   $  783  $3,728

Other comprehensive income (loss):
  Foreign currency translation gains (losses)   (559)     (26)     508    (145)
                                               ------  -------  ------  -------

Total comprehensive income. . . . . . . . . .  $(265)  $  979   $1,291  $3,583
                                               ======  =======  ======  =======

7.     YEAR  2000

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

THE QUARTER ENDED MARCH 31, 1999 COMPARED WITH THE QUARTER ENDED MARCH 31, 1998.

     Net Sales. Net sales decreased to $17.7 million for the quarter ended March 31, 1999 from $20.4 million in the comparable period a year ago. The Company considers its computer systems and service business to be one class of products.

Net product sales were $8.6 million for the quarter ended March 31, 1999 as compared with $9.5 million for the quarter ended March 31, 1998. Sales of proprietary systems continue to decline, and the selling price of open systems is significantly lower than the selling price of proprietary products. Maintenance sales decreased from $10.9 million in the quarter ended March 31, 1998 to $9.1 million in the quarter ended March 31, 1999, continuing the decline experienced over the past years as customers move from proprietary systems to open systems which require less maintenance.

     Gross Margin. Gross margin decreased approximately $0.3 million during the current quarter to $9.3 million (52% as a percentage of sales) compared to $9.6 million (47%) for the three months ended March 31, 1998. The overall decrease in gross margin reflects the Company's lower sales this quarter. The improved margin percentage resulted from a more favorable product mix, changes in pricing structure, the move toward open systems which have a higher margins than proprietary systems, and the Company's ongoing cost reduction efforts.

     Operating Income. Operating income decreased $0.4 million to $0.6 million in the current quarter compared with an income of $1.0 million in the quarter ended March 31, 1998 due to the decrease in gross margin discussed above and a $0.1 million increase in operating expenses. The increase in operating expenses is largely due to the increase in marketing expenses primarily relating to Interactive Video on Demand ("IVOD") products.

     Net Income. Net income decreased from $1.0 million in the quarter ended March 31, 1998 to $0.3 million in the current quarter. The decrease of $0.7 million is primarily due to the $0.4 million decrease in operating income, and a $0.3 million decrease in other income (expense) - net due to miscellaneous adjustments.

THE NINE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1998.

     Net Sales. Net sales decreased to $53.7 million for the nine months ended March 31, 1999 from $62.0 million in the comparable period a year ago. The Company considers its computer systems and service business to be one class of products.

Net product sales were $24.4 million for the nine months ended March 31, 1999 as compared with $28.2 million for the nine months ended March 31, 1998. Sales of proprietary systems continue to decline, and the selling price of open systems is significantly lower than that of proprietary products. Furthermore, in the first quarter of fiscal year 1999, international sales decreased due to the economic crisis in Asia.
Maintenance sales decreased from $33.8 million in the nine months ended March 31, 1998 to $29.4 million for the comparable nine months of 1999, continuing the decline experienced over the past years as customers move from proprietary to open systems which require less maintenance.

     Gross Margin. Gross margin decreased $2.4 million during the current nine-month period to $27.8 million compared to $30.2 million for the nine months ended March 31, 1998. The decrease reflects the Company's lower sales this quarter. The gross margin as a percentage of sales increased from 49% in the nine months ended March 31, 1998 to 52% in the current nine months. The improved margin percentage resulted from a more favorable product mix, changes in pricing structure, the move toward open systems which have a higher margins than proprietary systems, and the Company's ongoing cost reduction efforts.

     Operating Income. Operating income decreased $3.5 million to a profit of $1.3 million in the current nine-month period compared with an income of $4.8 million in the nine months ended March 31, 1998 due to the $2.4 million decrease in gross margin discussed above and a $1.1 million increase in operating expenses. The increase in operating expenses is largely due to a $0.6 million gain on the sale of the Company's Oceanport, New Jersey building recorded as an offset to restructuring expense in the prior nine month period, increased legal expenses in the current period relating to subsequently resolved lawsuits, and an increase in marketing expenses in the current nine months primarily relating to IVOD products. This increase was partially offset by a slight decrease in research and development costs resulting from cost reduction efforts.

     Net Income. Net income decreased from a profit of $3.7 million in the nine months ended March 31, 1998 to an income of $0.8 million in the current nine months. This decrease of $2.9 million is primarily due to the $3.5 million decrease in operating income discussed above, a $0.5 decrease in other non-recurring gain (loss) and a $0.1 million decrease in other income (expense)
- net. The decrease in other non-recurring gain (loss) is primarily due to a $0.1 million loss in the current nine months consisting of a $0.4 million loss due to the dissolution of the Company's French Branch and a $0.3 exchange gain resulting from the settlement of a subsidiary's short term loan to the Company, as compared to a $0.4 million gain in the nine months ended March 31, 1998 due to a gain on the sale of trading securities. The decrease in other income (expense) - net is primarily due to miscellaneous adjustments. These decreases to net income were partially offset by a $0.8 million decrease in the tax provision resulting from an income shift towards subsidiaries with net operating losses sufficient to offset the gains and a $0.4 million decrease in interest expense resulting from decreased borrowings.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's liquidity is dependent on many factors, including sales volume, operating profit ratio, debt service and the efficiency of asset use and turnover. The future liquidity of the Company depends to a significant extent on (i) the actual versus anticipated decline in sales of proprietary systems and service maintenance revenue; (ii) revenue growth from open systems; and (iii) ongoing cost control actions. Liquidity will also be affected by: (i) timing of shipments which predominately occur during the last month of the quarter; (ii) the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles and which receivables are not included in the Company's borrowing base under its revolving credit facility; (iii) the sales level in the United States where related accounts receivable are included in the borrowing base of the Company's revolving credit facility; and (iv) the number of countries in which the Company will operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases. The Company believes that it will be able to fund ongoing operations through its operating results and existing financing facilities.

     On March 1, 1998, the Company entered into a new agreement providing for an $8 million revolving credit facility through August 1, 2000. At March 31, 1999, the outstanding balance under the revolving credit facility was $0. The revolving credit facility bears interest at the prime rate plus .75% (8.5% at March 31, 1999). The revolving credit facility may be repaid and reborrowed, subject to certain collateral requirements, at any time prior to its maturity. The Company has pledged substantially all of its domestic assets as collateral for the revolving credit facility. Certain early termination fees apply if the Company terminates the facility in its entirety prior to June 30, 1999.

     The Company had debt to outside financial institutions of $0 at March 31, 1999 as compared to $1.5 million at June 30, 1998.

     The Company and Nippon Steel Corporation ("NSC") terminated the joint venture in Concurrent Nippon Corporation ("CNC") in the quarter ended June 30, 1998, and the Company acquired 100% of the stock in CNC. In connection with this transaction, NSC paid the Company $1.2 million and the Company paid off debt owed to certain Japanese banks on behalf of CNC.

     The Company had cash and cash equivalents on hand of $5.6 million at March 31, 1999 representing a slight increase from $5.7 million as of June 30, 1998 primarily due to timing differences.

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

     The additional costs to be incurred in achieving Year 2000 compliance are not expected to be material.


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

SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  NET  SALES

                                       THREE MONTHS ENDED  NINE MONTHS ENDED
                                              MARCH 31,       MARCH 31,
                                            1999    1998    1999    1998
                                           ------  ------  ------  ------
Net sales:
  Computer systems. . . . . . . . . . . .   48.5%   46.8%   45.3%   45.4%
  Service and other . . . . . . . . . . .   51.5%   53.2%   54.7%   54.6%
                                           ------  ------  ------  ------
    Total . . . . . . . . . . . . . . . .  100.0%  100.0%  100.0%  100.0%

Cost of sales:
  Computer systems. . . . . . . . . . . .   39.7%   53.7%   43.8%   49.4%
  Service and other . . . . . . . . . . .   55.1%   52.3%   51.9%   52.7%
    Total . . . . . . . . . . . . . . . .   47.6%   52.9%   48.2%   51.2%
                                           ------  ------  ------  ------

Gross margin. . . . . . . . . . . . . . .   52.4%   47.1%   51.8%   48.8%

Operating expenses:
  Research and development. . . . . . . .   13.4%   13.4%   14.2%   13.3%
  Selling, general and administrative . .   35.8%   28.7%   35.2%   28.6%
  Restructuring . . . . . . . . . . . . .    0.0%    0.0%    0.0%  (1.0%)
                                           ------  ------  ------  ------

Total operating expenses. . . . . . . . .   49.2%   42.1%   49.4%   40.9%
                                           ------  ------  ------  ------

Operating income. . . . . . . . . . . . .    3.2%    5.0%    2.4%    7.8%

Interest expense. . . . . . . . . . . . .  (0.3%)  (0.8%)  (0.4%)  (1.0%)
Interest income . . . . . . . . . . . . .    0.2%    0.3%    0.2%    0.2%
Other non-recurring gain (loss) . . . . .    0.0%    0.0%  (0.2%)    0.7%
Other income (expense) - net. . . . . . .  (1.2%)    0.6%  (0.4%)  (0.2%)
                                           ------  ------  ------  ------

Income before provision for income taxes.    2.0%    5.0%    1.7%    7.5%

Provision for income taxes. . . . . . . .    0.3%    0.1%    0.3%    1.5%
                                           ------  ------  ------  ------

Net income. . . . . . . . . . . . . . . .    1.7%    4.9%    1.5%    6.0%
                                           ======  ======  ======  ======

PART  II     OTHER  INFORMATION

ITEM  6.     EXHIBITS  AND  REPORTS  OF  FORM  8-K

(a)     Exhibits:

     *  10.1(a)   Employment Agreement dated as of November 17, 1998 between the
                  Company  and  Steve  G.  Nussrallah.

     *  10.1(b)   Amendment  to Employment Agreement dated as of January 1, 1999 between  the  Company  and  E.  Courtney  Siegel.

        (11)      Statement  on  computation  of  per  share  earnings.

        (27)      Financial  Data  Schedule.

(b)     Reports  on  Form  8-K.

     None.
_________________________________________________________

*     Management  contract  or  compensatory  plan  or  arrangement.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report for the quarter ended March 31, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May  14,  1999     CONCURRENT  COMPUTER  CORPORATION




                   By:   /s/  Daniel  S.  Dunleavy
                         ---------------------------
                              DANIEL S. DUNLEAVY
                              President, Real-Time Division and Acting Chief Financial Officer
                              (Principal  Financial  and  Accounting  Officer)