Form 10-K
period 1999-06-30
CONCURRENT COMPUTER CORP/DE
filed 1999-09-28
CIK 749038

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  ------------

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                         COMMISSION FILE NUMBER 0-13150


                         CONCURRENT COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   04-2735766
       (State of Incorporation)                      (I.R.S. Employer
                                                   Identification Number)

         4375 RIVERGREEN PARKWAY, DULUTH, GEORGIA, 30096  (678) 258-4000
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 17, 1999, there were 49,209,673 shares of Common Stock outstanding. The aggregate market value of shares of such Common Stock (based upon the last sale price of $7.44 of a share as reported for September 17, 1999 on the NASDAQ National Market System) held by non-affiliates was approximately $362,777,019.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain  portions  of  Registrant's  Proxy Statement to be dated October 1,
1999 in connection with Registrant's 1999 Annual Meeting of Stockholders scheduled to be held on October 28, 1999 are incorporated by reference in Part III hereof.

================================================================================

                                     PART I


ITEM  1.   BUSINESS

(A)  GENERAL  DEVELOPMENT  OF  BUSINESS

     Concurrent Computer Corporation ("Concurrent" or the "Company") is a leading supplier of high-performance computer systems, software, and services. In August 1999, the Company's emerging Video-On-Demand ("VOD") Division opened its own facilities separate from the Real-Time Division in order to maximize the focus of each of these businesses. The VOD Division will target the markets utilizing the Company's interactive video-on-demand technology. To date, the Company has only $1.2 million in revenues from the VOD Division, but believes the division will be an operating segment for fiscal year 2000.

     Concurrent is a leading supplier of digital video server systems to a wide range of industries, and its VOD Division serves a variety of markets, including the broadband/cable, hospitality, intranet/distance learning, and other related markets. Based on a scalable, real-time software architecture, Concurrent's VOD hardware and software are integrated to deliver fault-tolerant, deterministic streaming video to a broad spectrum of VOD applications.

     Concurrent is also a leading provider of high-performance, real-time computer systems, solutions, and software for commercial and government markets. The company's Real-Time Division focuses on strategic market areas that include hardware-in-the-loop and man-in-the-loop simulation, data acquisition, industrial systems, and software and embedded applications.

     A "real-time" system or software is one specially designed to acquire, process, store, and display large amounts of rapidly changing information in real time - that is, with microsecond response as changes occur. Concurrent has nearly thirty years of experience in real-time systems, including specific expertise in systems, applications software, productivity tools, and networking. Its systems provide real-time applications for gaming, simulation, engine test, air traffic control, weather analysis, and mission critical data services such as financial market information.

     The Company was incorporated in Delaware in 1981 under the name Massachusetts Computer Company.

(b)  Financial  Information  About  Industry  Segments

     For fiscal year 1999, the Company considers its products to be one class and its operations are entirely within one segment. Product revenue accounted for 45.2%, 46.1%, and 51.4%, of total revenues in the 1999, 1998, and 1997 fiscal years, respectively. Service and other operating revenues (including maintenance, support, and training) accounted for 54.8%, 53.9%, and 48.6% of total revenues in the 1999, 1998, and 1997 fiscal years, respectively. However, the Company is establishing facilities, personnel and reporting procedures to separate its VOD and Real-Time Divisions for fiscal 2000.

     Financial information about the Company's foreign operations is included in
Note 18 to the consolidated  financial  statements  included herein. The Company recently took control of its Japanese-based company as a wholly-owned subsidiary. Previously, the Company operated the Japanese operation as a joint venture with Nippon Steel Corporation.

(C)  NARRATIVE  DESCRIPTION  OF  BUSINESS

     VOD  DIVISION

     Concurrent is one of the major digital video server suppliers whose VOD Division is competing in this emerging, yet explosive, marketplace. Concurrent has established itself early on as a leader, gaining recognition for its superior technology, its customer support, and its integration with leading software and hardware from other well-established technology vendors.

     REAL-TIME  DIVISION

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

     Concurrent has over thirty years of real-time systems experience, including specific design, development, and manufacturing expertise in system architectures, system software, application software, productivity tools, and networking. Concurrent's real-time systems and software are currently used in host, client server, and distributed computing solutions, including software-controlled configurations to provide fault tolerance. The Company sells its systems worldwide through its direct sales offices, resellers, system integrators, and other global partners. End uses of the Company's systems include product design and testing, simulation and training systems, engine testing, range and telemetry systems, weather satellite data acquisition and forecasting, and intelligence data acquisition and analysis.

     Concurrent designs, manufactures, sells, and supports real-time standards-based open computer systems and proprietary computer systems. It offers worldwide hardware and software maintenance and support services ("Traditional Support Services") for its products and for the products of other computer and peripheral suppliers. The Company routinely offers and successfully delivers long-term service and support of its products for as long as fifteen to twenty years. The Company also has a long and successful history of customizing systems with both specialized hardware and software to meet unique customer requirements. Frequently in demand, these special support services ("Professional Services") have included system integration, performance and capacity analysis, and application migration.

     As the computer market shifted in end-user demand to open systems, the Company developed a strategy to adjust service offerings to those more appropriate for open systems, while maintaining support for its proprietary systems. The Company's strategy also strikes a balance between appropriate upgrades for proprietary system offerings while predominantly investing in its real-time operating system and integrated computer system solutions.

Markets

     VOD

     The VOD market is in its infancy. Concurrent has no significant VOD revenues to date. However, Concurrent has positioned itself to be one of the leading providers of digital video servers for this emerging growth market. The Company's MediaHawk(TM) video server offers interactive, time critical video-on-demand capabilities that give the Company a competitive advantage.

This advantage was created by integrating the core technology and real-time software into the VOD software and combining that with commercial hardware, creating the best price/performance in the marketplace.

     The Company introduced its MediaHawk Video Server in fiscal year 1997. This system utilizes readily-available commercial hardware platforms and, combined with the Company's market-leading software, provides the leading price/performance system in the market. Concurrent's strategy is to supply servers and server technology for interactive VOD applications that require "true" VOD and reliable delivery of multiple interactive systems of high quality video. Concurrent intends to continue to develop this product line to provide additional software functionality that is tailored to customer requirements in its targeted market segments. Concurrent focuses its VOD business on the following strategic target markets: broadband/cable, hospitality, intranet/distance learning, and other related markets. Summaries of these markets follow.

          Broadband and Cable. Concurrent is a recognized leader in VOD systems for the broadband and cable markets. Primary applications include VOD systems for cable operators who are deploying new interactive digital services such as VOD. A key segment of this market for the Company is the top Multiple Service Operators ("MSOs") in the United States. Concurrent is addressing this segment by working with technology partners such as Scientific-Atlanta, General Instruments, Viewer's Choice, and other key partners to provide total end-to-end systems that offer the most flexible, scalable, cost-effective solutions available to customers. Furthermore, Concurrent's pre-sales, sales, post-sales, custom engineering, and service departments are committed to fulfilling each customer's unique network and operational requirements from start to finish. A customer typical of this market is Time Warner Cable.

          Hospitality. Concurrent's VOD system brings the capabilities of interactive VOD to the hospitality industry. Concurrent's hospitality VOD systems are integrated industry solutions designed to satisfy the specific requirements of a hospitality entertainment system. Concurrent's systems provide the highest quality video outputs using the latest in digital technology and are compatible with the existing cable systems found in most properties. The system scalability allows hotels of all sizes to select a server that achieves the optimum price performance. For example, systems that develop four independent streams of interactive video from a common content storage system can be configured as easily as systems that develop 24 or more streams. VCR-like controls (stop, pause, fast forward, and rewind) are available for each stream. A customer typical of this market is DOMINTEL CONCEP, S.L, a Spanish company that specializes in the worldwide distribution of complete interactive video systems to private hospitals, hotels, airports, and colleges.

          Intranet/Distance Learning. Concurrent has been one of the first companies to offer a true VOD system for Intranet and distance learning applications. Primary applications include VOD systems for universities that are deploying new interactive digital services through their existing networks to bring video to the desktop. Customers typical of this market include Wake Forest University and the University of Central Florida. Other primary applications include VOD systems for corporations and public institutions that want to deploy distance learning or other training through their existing networks. Concurrent is addressing these market segments by working with Value Added Resellers ("VARs"). Customers typical of this market include Safari and Campus Televideo.

          Other Related VOD Markets. Concurrent's high-performance VOD system features a flexible architecture that is suitable to deliver VOD to a wide range of other markets. Examples of other target applications include broadcast video-editing systems, presentation system and kiosk systems, debriefing systems, etc. Customers typical of this market include OLYMPUS Optical Company Europa, who is using Concurrent's VOD system in its surgical endoscopy systems, and DMF, who is using Concurrent's products in its presentation systems.

     Real-Time

     Concurrent focuses its real-time business on the following strategic target
markets:  simulation,  data  acquisition, and industrial systems.   Summaries of
these  markets  follow.

          Simulation. Concurrent is a recognized leader in real-time systems for simulation. Primary applications include trainers/simulators for operators in commercial and military aviation, vehicle operation and power plants, mission planning and rehearsal, engineering design simulation for avionics and automotive labs. A key segment of this market for the Company is Hardware-In-The-Loop (HITL), in which accurate simulations are constructed to verify hardware designs, thereby minimizing or eliminating entirely the need for expensive prototypes. Concurrent is addressing this segment by selecting software applications that provide a unique real-time advantage to its customers and integrating these applications to provide unique solutions. Customers typical of this market includes The Boeing Company, Lockheed Martin Corporation, Flight Safety International, DaimlerChrysler, CAE Electronics Ltd., and Dassault Electronique.

          Data Acquisition. Concurrent is a leading supplier of systems for radar control, data fusion applications, and weather analysis, all of which require the ability to gather, analyze, and display continuous flows of information from simultaneous sources. Primary applications include environmental analysis and display, range and telemetry, and command and control. Customers typical of this market include Lockheed Martin Corporation, TRW Inc., Logicon Inc., Aerospatiale Aeronautique, Dassault Electronique, and Mitsubishi Precision Co., Ltd.

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

Products  and  Service

     The Company considers its products and services a total package to provide complete value-added solutions for the VOD and Real-Time markets. The Company offers two types of systems: open and proprietary. The Company also offers a full range of maintenance, custom engineering, and integration services.

     VOD

     MediaHawk Video Servers are highly scalable, high-performance, open multiprocessor systems optimized for the unique and demanding requirements of interactive VOD applications. MediaHawk Video Servers can be easily configured to support centralized and distributed broadband topologies, achieving industry leading price/performance.

     The MediaHawk Video Servers have now been fully integrated into residential cable architectures featuring a full BackOffice Software Suite for subscriber and provider management, and Digital Navigator enabling not only VOD movie applications, but e-commerce as well. The server architecture is extremely flexible, fault-tolerant, highly scalable, and has achieved industry-leading price/performance. The server technology is also well suited for Intranet and training applications due to the wide variety network protocols, industry standards, and interfaces that are supported.

     Real-Time

     PowerWorks(TM), the Company's real-time technology package, includes an industry standard UNIX operating system that is enhanced for real-time performance, a set of tools that allows developers to quickly bring new real-time applications to market, and a set of compilers that are designed to obtain maximum real-time performance.

     PowerWorks is Concurrent's integrated real-time software development and operational environment. It was designed to facilitate the development and execution of real-time applications for a full range of systems from single processor to symmetric multiprocessing. The PowerWorks environment includes Concurrent's real-time operating system, PowerMAX OS; NightGraphics(TM) support software; optimized compilers for C, C++, Ada, and FORTRAN as well as applicable run-time libraries; and Concurrent's NightStar(TM) Tool Set - a GUI-based, real-time development tool set. In addition, PowerWorks supports a host of utility software and device drivers.

          OPEN SYSTEMS PRODUCT LINE
         POWERWORKS - POWERPC(TM)  604

                      MAX. NO.
MODEL                 OF CPUS   PRICE RANGE
--------------------  --------  ------------
TurboHawk(TM)                8  $40K - $500K
Night Hawk 6800              8  $40K - $500K
PowerMAXION(TM)              8  $40K - $400K
Power Hawk(TM)              15  $15K - $400K
MediaHawk                   15  $20K - $800K
PowerStack(TM)               1  $        15K
Power Works Software       N/A  $  1K - $12K

                   LEGACY SYSTEMS

                 MAX. NO.
MODEL            OF CPUS       CPU       PRICE RANGE
---------------  --------  -----------  --------------
Night Hawk 5800         8  MC88110      $  35K - $350K
Night Hawk 4800         8  MC88100      $  20K - $250K
MAXION(TM)              4  MIPS         $  27K - $170K
7000 Series             3  MC68040      $  24K - $150K
3200 Series             6  Proprietary  $55K - $1,350K

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

Systems  and  Technology

     Concurrent has made a considerable investment in developing its product lines and today offers computer systems satisfying a broad range of high-performance requirements for real-time applications. While maintaining a competitive capability and continued enhancement of the Company's proprietary product line for a still significant installed base, the primary investments have been in the evolution of the open systems product line. The Company is currently developing enhancements, both in real-time hardware and software, to closely couple single-board computers and to add symmetrical multi-processing capabilities to multiple single-board computers. The Company has delivered a unique balance of supporting industry standards while providing innovative superiority in key architectural issues.

     By utilizing core competencies that have been developed by the Real-Time business area for over thirty years, VOD has leveraged commercially-available hardware platforms to achieve industry-leading price/performance. Technology efforts currently are focused on adding the necessary application functionality to the base architecture enabling the pursuit of targeted VOD markets.

Sales and Service

     The Company sells its systems in key markets worldwide through direct field sales and support offices, as well as through VARs and systems integrators. The Company does not believe the loss of any particular VAR or systems integrator would have a material impact on the Company's operating results. The Company's principal customers are original equipment manufacturers (OEMs), systems integrators, and VARs who combine the Company's products with other equipment or with additional application software for resale to end-users.

     Servicing the Company's large installed base is an important element of Concurrent's business strategy and generates significant revenue and cash flow to the Company. Total service revenues in fiscal year 1999 were approximately $38.4 million (54.8%) of total revenues. Substantially all of Traditional Services revenues are generated from maintenance and support contracts which generally run from one to three years with annual renewal provisions. The Company's existing installed base of proprietary systems also represents an opportunity for incremental sales of both computer systems and Traditional and Professional Services. The Company has experienced a decline in service revenues as customers have moved from proprietary to open systems and expects this trend to continue.

     No customer, other than the U.S. Government and a commercial customer, accounted for 10% or more of Concurrent's net sales in any of the years in the three-year period ended June 30, 1999. For the year ended June 30, 1999, approximately $23.1 million of the Company's revenues were attributable directly or indirectly to entities related to branches of the U.S. Government. This amount represented approximately 33% of the Company's worldwide revenues, compared to 27% and 26% for the 1998 and 1997 fiscal years, respectively. The Company's revenues related to sales to the U.S. Government are derived from various Federal agencies, no one of which accounted for more than 5% of total revenues. U.S.

Government contracts and subcontracts generally contain provision for cancellation at the convenience of the Government. Substantially all of the Company's U.S. Government related orders are subcontracts and most are for standard catalog equipment, which would be available for sale to others in the event of cancellation. To date, there have been no cancellations that have had a material impact on the Company's business or results of operations.

Research and Development

     The Company's continued success depends heavily on the implementation and utilization of the latest hardware and software computer technology. Concurrent invested $10.0 million in fiscal year 1999; $10.9 million in fiscal year 1998; and $13.6 million in fiscal year 1997 in research and development. Research and development investment focused on key technologies within real-time and VOD product development. The real-time product development emphasized high-performance and cost-effective scalable architectures allowing the end user unsurpassed flexibility. New product development in real-time included new hardware and software to add symmetrical multiprocessing capabilities to the Power Hawk line of computers. The VOD product development emphasized advancements in the software architectural design that has enabled the use of off-the-shelf commodity hardware, resulting in industry-leading price/performance in the broadband/cable, hospitality, and Intranet training markets. Although total research and development has declined over the past years, in terms of absolute dollar amounts, the Company expects a greater return on its total research and development investment in the future for the following two reasons. First, the real-time product development has successfully transitioned to a base, commercially-available platform and VOD has completed its software architectural design and core elements have been successfully deployed. Second, the Company's product strategy continually focuses on markets that rely primarily on a system software solution that utilizes core technology that has been developed over many years. The Company will continue to develop technology internally in those areas in which it exercises market leadership and will acquire commercially-available technology where it cannot demonstrate market leadership.

     No software development costs were capitalized in fiscal year 1999. The costs incurred by the Company between technological feasibility and the point at which the products were ready for market were negligible.

Manufacturing Operations

     The Company's manufacturing operation occupies approximately 40,000 square feet of its Pompano Beach, Florida facility. The Company also operates a repair center for its 3200 Series systems in approximately 25,000 square feet at its former Oceanport, New Jersey facility under a three-year lease. The Company leases its Pompano Beach facility from Calvary Chapel pursuant to a lease that expires December 2000. The Company has entered into a lease for a 30,000 square feet facility across the street from its Pompano Beach manufacturing facility. The Company plans to move its Real-Time Division to this new location in November 1999. Management believes that the manufacturing capacity available at its current facility could be significantly increased (with minimal capital spending) to meet increased manufacturing requirements either by raising the yield rate or by adding personnel on its first and second shift or by adding a third shift. The Company outsources several subassembly operations, including some of its printed circuit board subassemblies, with continued substantial cost savings. The Company's manufacturing operation is focused on systems assembly, systems integration and systems test. Extensive testing and burn-in conditioning is performed at the board and subassembly levels and at final system integration. Because of the wide range of product configurations, final assembly and final acceptance test occurs when a specific customer order is being prepared for shipment.

Sources of Supply

     Concurrent has multiple commercial sources of supply throughout the world for most of the materials and components it uses to produce its products. In some cases, the Company is purchasing components from a single source to obtain the required technology. The Company depends on the availability of various key components, such as processors, memory, and ASICS, in the support of its 3200 Series, MAXION, Night Hawk and PowerMAXION series computers. For its current and next generation Power Hawk computer systems, the Company will depend on the availability of the PowerPC boards. Although the Company has not experienced any materially adverse impact on its operating results as a result of a delay in supplier performance, any delay in delivery of components may cause a delay in shipments by the Company of certain products. The Company estimates that a lead time of up to 16-24 weeks may be necessary to switch to an alternate supplier of custom application specific integrated circuits and printed circuit assemblies. A change in the supplier of these boards without the appropriate lead time would result in a delay in shipments of certain products. Since revenue is recognized upon shipment, any delay may result in a delay of revenue recognition for any given accounting period. The Company works closely with its suppliers and regularly monitors their ability to meet its requirements in a timely manner. Management believes it has good relationships with its suppliers and expects that adequate sources of supply for components and peripheral equipment will continue to be available.

Competition

     The Company operates in a highly competitive environment, driven by rapid technological innovation. The shift from proprietary systems to standards-based open systems has resulted in increased competition, making product differentiation a more important factor. Due in part to the range of performance and applications capabilities of its products; the Company competes in various markets against a number of companies, many of which have greater financial and operating resources than the Company.

     VOD

     In  the  VOD  market, the Company competes with the following corporations:
(1)  in  the  broadband/cable  and  hospitality markets - principally, SeaChange
International, Inc., nCUBE, and Diva Communications; and (2) in the intranet/distance learning markets - principally, companies such as Compaq Computer Corporation, Sun Microsystems, Inc., and International Business Machines Corp.

     Real-Time

     Competition in the high performance real-time computing systems and applications market comes from four sources: (1) major computer companies that participate in the real-time marketplace by layering specialized hardware and software on top of or as an extension of their general purpose product platforms
- these are principally Compaq Computer Corporation and Hewlett-Packard Corporation; (2) other computer companies that provide solutions for applications that address a specific characteristic of real-time, such as fault tolerance or high-performance graphics - these computer companies include
Silicon Graphics Inc., Inc., and Compaq Computer Corporation; (3) general purpose computing companies that provide a platform on which third party vendors add real-time capabilities - these computer companies include International Business Machines Corp. and Sun Microsystems, Inc.; and (4) single board computer companies that provide board-level processors that are typically integrated into a customer's computer system - these computer companies include Force Computers, Inc. and Motorola, Inc.

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

Employees

     As of June 30, 1999, the Company employed approximately 490 employees worldwide, of whom approximately 330 were employed in the United States, compared to approximately 530 and 580 employees worldwide at June 30, 1998 and 1997, respectively. The Company's employees are not unionized.

Backlog

     Generally, the Company records in "backlog" computer orders which it anticipates shipping during the subsequent six months or, where special engineering is required, in the subsequent twelve months. While the Company anticipates shipping the majority of backlog during subsequent periods, the number of orders in backlog is not necessarily a meaningful indicator of business trends for the Company. This is because orders may be canceled before shipment or rescheduled for a subsequent period, which may affect the amount of backlog that may be realized in revenue in any succeeding period. In addition, with the increasing emphasis on open systems, more customers are placing orders within the quarter where delivery is expected; thus backlog is a less meaningful measurement of anticipated revenue.

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

(d) Financial Information About Foreign And Domestic Operations And Export Sales

     A summary of net sales (consolidated net sales reflects sales to unaffiliated customers), attributable to Concurrent's foreign and domestic operations for the fiscal years ended June 30, 1999, 1998 and 1997, respectively, is presented at Note 18 to the financial statements of the Registrant included herein.

ITEM 2. PROPERTIES

     Listed below are Concurrent's principal facilities as of June 30, 1999. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration. Management believes that its Pompano
Beach, Florida manufacturing facility has more than sufficient capacity to meet the Company's projected manufacturing requirements.

                                                                                     APPROX.
                                                           OWNED     EXPIRATION    FLOOR AREA
LOCATION                            PRINCIPAL USE        OR LEASED  DATE OF LEASE  (SQ. FEET)
----------------------------  -------------------------  ---------  -------------  -----------

2101 West Cypress Creek Road  Corporate Headquarters,    Leased     December 1999       50,000
Fort Lauderdale, Florida *    Sales, Marketing, and
                              Administration

2800 Gateway Drive            Manufacturing and Service  Leased     December 2000       40,000
Pompano Beach, Florida

2 Crescent Place              Repair and Service Depot   Leased     May 2001            25,000
Oceanport, New Jersey

Concurrent House              Sales/Service/Research &   Leased              2003       10,000
Railway Terrace               Development
Slough, Berks, England

     In addition to the facilities listed above, Concurrent also leases space in various domestic and international industrial centers for use as sales and service offices and warehousing.

     * In August 1999, the Company relocated its Corporate Headquarters and the Video-On-Demand Division's offices to 4375 River Green Parkway, Duluth, Georgia. The Company has entered into a lease for 26,000 square feet with a term expiring at the end of August 2006.

     The Company plans to relocate its Real-Time Division offices in the late fall of 1999 to 2881 Gateway Drive, Pompano Beach, Florida. The Company has entered into a lease for 30,000 square feet with a term expiring at the end of December 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 10. OFFICERS OF THE REGISTRANT

     Officers of Concurrent are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal. Set forth below are the names, positions, and ages of the Company's officers as of September 15, 1999:

NAME                   POSITION                                                           AGE
---------------------  -----------------------------------------------------------------  ---
E. Courtney Siegel  *  Chairman of the Board, President, and Chief Executive               49
                       Officer

Daniel S. Dunleavy  *  President, Real-Time Division, and Acting Chief Financial Officer   46

Steve Nussrallah  *    President, Video-On-Demand Division                                 49

Robert E. Chism        Vice President, Development, Video-On-Demand                        46
                       Division

Robert T. Menzel       Vice President, Sales, Real-Time Division                           46

David S. Morales       Vice President, Sales and Marketing, Video-On-Demand                38
                       Division

David Nicholas         Vice President - Sales, Video-On-Demand Division                    45

Michael N. Smith       Vice President - Marketing, Video-On-Demand                         46
                       Division

*     Denotes  Executive  Officers  of  the  Company


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

     DANIEL S. DUNLEAVY. PRESIDENT, REAL-TIME DIVISION AND ACTING CHIEF FINANCIAL OFFICER. Mr. Dunleavy was elected to this position in April 1999. Mr. Dunleavy served as Chief Operating Officer from October 1997 to April 1999 and as Executive Vice President from June 1997 to April 1999. He served as Vice President, Chief Financial Officer and Chief Administrative Officer from June
1996  to  October  1997.  He  previously served in the same position with Harris
Computer Systems Corporation since October 1994. Mr. Dunleavy served as Vice President, Strategic Alliances and International Operations of the Harris Computer Systems Division of Harris Corporation from February 1991 through October 1994. After joining Harris Corporation in 1978, Mr. Dunleavy served in various positions of increasing responsibility including Controller of the Harris Computer Systems Division from 1988 until 1991.

     STEVE G. NUSSRALLAH. PRESIDENT, VIDEO-ON-DEMAND DIVISION. Mr. Nussrallah was elected President, Video-On-Demand Division effective January 1999. From March 1996 to March 1998, he served as President and Chief Operating Officer of Syntellect Inc., a leading supplier of call center solutions to the Cable TV
(CATV) industry. Prior to that time, and since January 1990, Mr. Nussrallah served in the same position at Telecorp Systems Inc., which was acquired by Syntellect Inc. in March 1996. From 1984 to 1990, Mr. Nussrallah was employed by Scientific-Atlanta, Inc., which he joined as vice president of engineering for its CATV operation. He served in positions of increasing responsibility at Scientific-Atlanta, including Vice President and General Manager of its Subscriber Business Unit.

     ROBERT E. CHISM. VICE PRESIDENT, DEVELOPMENT, VIDEO-ON-DEMAND DIVISION. Mr. Chism was elected to this position in April 1999. He served as Vice President, Development from June 1996 to April 1999. He served as Vice President, Technical and Production Operations of Harris Computer Systems Corporation from October 1994 through June 1996. He joined the Harris Computer Systems Division of Harris Corporation in June 1993 as Director, Simulation Business Area. Before joining the Division, he held diverse engineering, program management and marketing assignments in computer and related industries with General Electric Company from May 1978 through June 1993, where he was Subsection Manager of Satellite Command and Data Handling at the time he left to join the Harris Computer Systems Division.

     ROBERT T. MENZEL. VICE PRESIDENT, WORLDWIDE SALES AND MARKETING, REAL-TIME DIVISION. Mr. Menzel was elected to this position in April 1999. He served as Vice President, Real-Time Systems from June 1997. Mr. Menzel served as Vice President, North American Sales from June 1996 to February 1997, and from that time to June 1997 as Vice President, Interactive Video-On-Demand. From April
1995 to June 1996, he served as Vice President, General Manager of the Trusted Systems Division of Harris Computer Systems Corporation. From October 1994 to April 1995, he served as Vice President, National Sales of Harris Computer Systems Corporation. He joined the Harris Computer Systems Division of Harris
Corporation in 1992 as Manager, Secure Systems Marketing, later assumed responsibility for the entire Secure Business Area and ultimately became Vice President, National Sales. Prior to joining the Harris Computer Systems Division, he held positions of increasing responsibility over a twelve year period at the Aerospace Division of General Electric Company within the Business Development and Marketing Group, serving as Manager, Army Business Development at the time he joined the Harris Computer Systems Division.

     DAVID S. MORALES. VICE PRESIDENT, SALES AND MARKETING, VIDEO-ON-DEMAND DIVISION. Mr. Morales was elected to this position in August 1999. From April 1996 to May 1999, he served as Corporate Vice President, International of Syntellect, Inc. From June 1989 to April 1996 he was employed at
Scientific-Atlanta, Inc., serving in positions of increased responsibility, including President, Latin America and CEO of one of Scientific-Atlanta's joint venture companies.

     DAVID M. NICHOLAS. VICE PRESIDENT, SALES, VIDEO-ON-DEMAND DIVISION. Mr. Nicholas was elected to this position in March 1999. From September 1995 to February 1999, he served as Executive Vice President of Pioneer New Media Technologies, Inc. From August 1993 to August 1995, he served as Vice President and General Manager of Texscan Network Systems. Prior to that time, he served in various positions at Pioneer Communications of America, Panasonic Industrial, and Magnavox.

     MICHAEL N. SMITH. VICE PRESIDENT, MARKETING, VIDEO-ON-DEMAND. Mr. Smith was elected to this position in June 1998. Prior to that time, he served as Vice President, Marketing since June 1996. From April 1995 to June 1996, he served as Vice President, General Manager of the Real-Time Division of Harris Computer Systems Corporation. From October 1994 to April 1995, Mr. Smith served as Vice President, Marketing of Harris Computer Systems Corporation. He joined the Harris Computer Systems Division of Harris Corporation in March 1992 as Director, Secure Systems Business and later became Vice President, Marketing, a position he served in from January 1993 to October 1994. Prior to that time, he served in positions of increasing responsibility over a fifteen year period at the Aerospace Division of General Electric Company, serving as Program Manager, Armor Training at the time he joined the Harris Computer Systems Division.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is currently traded under the symbol "CCUR" on the NASDAQ National Market System. The following table sets forth the high and low sale information for the Common Stock for the periods indicated, as reported by NASDAQ.

                                      HIGH   LOW
                                      -----  ---
Fiscal Year 1999
Quarter Ended:
                  September 30, 1998  4.063  1.688
                  December 31, 1998    3.75   1.75
                  March 31, 1999      5.125   3.25
                  June 30, 1999        7.50   3.00

Fiscal Year 1998
Quarter Ended:
                  September 30, 1997  2.813  1.250
                  December 31, 1997   3.500  1.781
                  March 31, 1998      3.375  1.688
                  June 30, 1998        5.00  2.906

     As of September 17, 1999, there were 49,209,673 shares of Common Stock outstanding, held of record by approximately 2,005 stockholders.

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

     On July 31, 1992, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Common Stock and then outstanding Convertible Preferred Stock of the Company to stockholders of record at the close of business on August 14, 1992. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Participating Cumulative Preferred Stock, par value $.01 per share, at a cash purchase price of $30.00 per Right, subject to adjustment, which become exercisable upon the occurrence of certain events (see Note 16 to the Consolidated Financial Statements.)

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

                                                                            PAGE
                                                                            ----
Independent  Auditors'  Report                                               21

Consolidated  Balance  Sheets  as  of  June  30,  1999  and  1998            22

Consolidated Statements of Operations for each of the years
in  the  three-year  period  ended  June  30,  1999                          23

Consolidated  Statements  of  Redeemable Preferred Stock,
Stockholders' Equity and Comprehensive Income for each of
the  years in the  three-year period  ended June 30, 1999                    24

Consolidated Statements of Cash Flows for each of the years
in  the  three-year  period  ended  June  30,  1999                          25

Notes  to  Consolidated  Financial  Statements                               26

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     A change in independent accountants has previously been reported. See the Company's Current Report on Form 8-K filed on September 13, 1999.

     There have been no disagreements with the independent accountants on accounting and financial disclosure matters.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) IDENTIFICATION OF DIRECTORS

     Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's Proxy Statement to be dated October 1, 1999 in connection with its Annual Meeting of Stockholders to be held on October 29, 1999 ("Registrant's 1999 Proxy Statement").

(b) IDENTIFICATION OF EXECUTIVE OFFICERS

     The information called for hereunder is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant".

(c) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

     Not applicable.

(d) FAMILY RELATIONSHIPS

     There is no family relationship between any director and/or executive officer of the Company.

(e) BUSINESS EXPERIENCE

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's 1999 Proxy Statement with respect to the business experience of Registrant's directors. The information called for by this Item 10 with respect to executive officers of Registrant is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant".

(f) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's 1999 Proxy Statement.

(g) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Registrant's 1999 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Executive Compensation" in Registrant's 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The Registrant  hereby  incorporates by reference in this Form 10-K certain
information   contained  under  the  caption  "Security   Ownership  of  Certain
Beneficial Owners and Management" in Registrant's 1999 Proxy Statement.

(b) SECURITY OWNERSHIP OF MANAGEMENT

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in Registrant's 1999 Proxy Statement.

(c)  CHANGES IN CONTROL

     The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions "Security Ownership of Certain Beneficial Owners and Management," "Election of Directors" and "Executive Compensation" in Registrant's 1999 Proxy Statement.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)  FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT:

          Independent Auditors' Report

          Consolidated Balance Sheets as of June 30, 1999 and 1998

          Consolidated Statements of Operations for each of the years in the three-year period ended June 30, 1999

          Consolidated Statements of Redeemable Preferred Stock, Stockholders' Equity and Comprehensive Income for each of the years in the three-year period ended June 30, 1999

          Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 1999

          Notes to Consolidated Financial Statements

     (2)  FINANCIAL  STATEMENT  SCHEDULES

          Schedule II Valuation and Qualifying Accounts

     All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable, material or required.

     (3)  EXHIBITS

EXHIBIT NO.   DESCRIPTION
------------  -----------------------------------------------------------------------------------------

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

         3.2  Amended and Restated By-laws of the Company (November 1996) (c)

         3.3  Certificate of Designation, Preferences and Rights of Class B Convertible Preferred
              Stock. (d)

         4.1  Form of  Share Holding Agreement dated June 27, 1996 between the Company and
              HCSC. (d)
         4.2  Form of Common Stock Certificate. (e)

         4.3  Rights Agreement dated as of July 31, 1992 between the Company and The First
              National Bank of Boston, as rights agent. (f)

         4.4  Warrant to Purchase Shares of Common Stock of the Company dated August 17, 1998 issued to Scientific-Atlanta, Inc. (g)

    *10.1(a)  1991 Restated Stock Option Plan (As amended as of October 30, 1997). (h)

    *10.2(a)  Form of Employment Agreement between the Company and its officers.  All agreements, other than Messrs. Siegel's and Nussrallah's, contain substantially the same terms other than annual base salary and annual target bonus percentage. (i)

    *10.2(b)  Employment Agreement dated as of March 25, 1996 between the Company and E.
              Courtney Siegel. (j)

    *10.2(c)  Amendment to Employment Agreement dated as of January 1, 1999 between the
              Company and E. Courtney Siegel. (k)

    *10.2(d)  Employment Agreement dated as of November 17, 1998 between the Company and
              Steve G. Nussrallah. (k)

    *10.3(a)  Form of Incentive Stock Option Agreement between the Company and its executive officers.  All agreements contain the same terms with the exception of the number of shares subject of the option and the vesting schedules. (l)

    *10.3(b)  Form of Non-Qualified Stock Option Agreement between the Company and its executive officers.  All agreements contain the same terms with the exception of the number of shares subject of the option and the vesting schedules.  (m)

        10.5  AT&T Information Systems Sublicensing Agreement. (b)

     10.6(a)  Amended and Restated Loan and Security Agreement dated March 1, 1998 between the
              Company and the lender named therein. (n)
          21  Subsidiaries of Registrant.

          23  Consent of KPMG LLP.

          27  Financial Data Schedule.
------------------------------------------------------------------------------------------------------

     *  Management  contract  or  compensatory  plan  or  arrangement.
(a)     Incorporated  herein  by  reference  to  the  Exhibits  to  the Company's proxy materials dated
         May  23,  1996.
(b)     Incorporated  herein  by  reference  to  the  Exhibits  to  the  Company's  Registration
        Statement  on  Form  S-2  (No.  33-62440).
(c)     Incorporated  herein  by  reference  to  the  Exhibits  to  the  Company's  Quarterly Report on
        Form  10-Q  for  the  fiscal  quarter  ended  December  28,  1996.
(d)     Incorporated  herein  by  reference  to  the  Exhibits  to  the  Company's  Current  Report  on
        Form  8-K,  dated  April  19,  1996.
(e)     Incorporated  herein  by  reference  to  Exhibit  Number  4.4  of  Item  14  of  the  Company's
        Annual  Report  on  Form  10-K  for  the  fiscal  year  ended  June  30,  1992.
(f)     Incorporated  herein  by  reference  to  the  Company's  Current  Report  on  Form  8-K  dated
        August  20,  1992.
(g)     Incorporated  herein  by  reference  to  Exhibit  Number  4.4  to  Item  14  of  the  Company's
        Annual  Report  on  Form  10-K  for  the  fiscal  year  ended  June  30,  1998.
(h)     Incorporated  herein  by  reference  to  Exhibit  Number  10  to  the  Company's  Quarterly
        Report  on  Form  10-Q  for  the  fiscal  quarter  ended  December  31,  1997.
(i)     Incorporated  herein  by  reference  to  Exhibit  Number  10  of  Item  14  of  the  Company's
        Annual  Report  on  Form  10-K  for  the  fiscal  year  ended  June  30,  1991.
(j)     Incorporated  herein  by  reference  to  Exhibit  10  of  Item  14  of  the  Company's  Annual
        Report  on  Form  10-K  for  the  fiscal  year  ended  June  30,  1996.
(k)     Incorporated  herein  by  reference  to  Exhibit  Number  10  of  the  Company's  Quarterly
        Report  on  Form  10-Q  for  the  fiscal  quarter  ended  March  31,  1999.
(l)     Incorporated  herein  by  reference  to  the  Exhibits  to  the  Company's  Amendment  No. 1 to
        Registration  Statement  on  Form  S-1  dated  April  20,  1992.  (No.  33-45871).
(m)     Incorporated  herein  by  reference  to  Exhibit  Number  10  of  Item  14  of  the  Company's
        Annual  Report  on  Form  10-K  for  the  fiscal  year  ended  June  30,  1997.
(n)     Incorporated  herein  by  reference  to  Exhibit  Number  10  of  the  Company's  Quarterly
        Report  on  Form  10-Q  for  the  fiscal  quarter  ended  March  31,  1998.

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

Date:   September 24, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities and on the date indicated.

     NAME                         CAPACITY
     ----                         --------
  /s/ E. COURTNEY  SIEGEL          Chairman of the Board, President and          -|
----------------------------                                                      |
      E. Courtney  Siegel          Chief  Executive  Officer                      |
                                  (Principal  Executive  Officer)                 |
                                                                                  |
  /s/ DANIEL S.  DUNLEAVY          President,  Real-Time  Division                |
----------------------------                                                      |
      Daniel S.  Dunleavy          and  Acting Chief Financial Officer            |
                                  (Principal Financial and Accounting Officer)    |
                                                                                  |
  /s/ MICHAEL  A. BRUNNER          Director                                       |
----------------------------                                                      |
      Michael  A. Brunner                                                         |-  September 24, 1999
                                                                                  |
  /s/ MORTON E.  HANDEL            Director                                       |
----------------------------                                                      |
      Morton E.  Handel                                                           |
                                                                                  |
  /s/ C. SHELTON  JAMES            Director                                       |
----------------------------                                                      |
      C. Shelton  James                                                           |
                                                                                  |
  /s/ RICHARD P.  RIFENBURGH       Director                                       |
----------------------------                                                      |
      Richard P.  Rifenburgh                                                     -|

                         CONCURRENT COMPUTER CORPORATION
                           ANNUAL REPORT ON FORM 10-K


                                     ITEM 8
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                            YEAR ENDED JUNE 30, 1999

                          INDEPENDENT AUDITORS' REPORT


The  Board  of  Directors
Concurrent  Computer  Corporation:


We have audited the accompanying consolidated balance sheets of Concurrent Computer Corporation and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, redeemable preferred stock, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 1999. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule for each of the years in the three-year period ended June 30, 1999, as listed in Item 14(a)(2) of the Company's 1999 Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concurrent Computer Corporation and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the years in the three-year period ended June 30, 1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                /s/ KPMG  LLP


Atlanta,  Georgia
July  31,  1999

                                   CONCURRENT COMPUTER CORPORATION
                                     CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       JUNE 30,
                                                                                 --------------------
                                                                                   1999       1998
                                                                                 ---------  ---------
                                         ASSETS
Current assets:
  Cash and cash equivalents                                                      $  6,872   $  5,733
  Accounts receivable, less allowance for doubtful
    accounts of $418 at June 30, 1999 and $503 at June 30, 1998                    14,879     18,996
  Inventories                                                                       4,641      6,263
  Prepaid expenses and other current assets                                         1,053      1,487
                                                                                 ---------  ---------
    Total current assets                                                           27,445     32,479
Property, plant and equipment - net                                                10,936     12,419
Facilities held for sale                                                            1,223          -
Other long-term assets                                                                965      1,337
                                                                                 ---------  ---------
Total assets                                                                     $ 40,569   $ 46,235
                                                                                 =========  =========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                                                  $      -   $    365
  Revolving credit facility                                                             -      1,123
  Accounts payable and accrued expenses                                             8,973     13,321
  Deferred revenue                                                                  3,778      4,018
                                                                                 ---------  ---------
    Total current liabilities                                                      12,751     18,827

Long-term liabilities                                                               1,807      1,898
                                                                                 ---------  ---------
    Total liabilities                                                              14,558     20,725
                                                                                 ---------  ---------

Stockholders' equity:
  Shares of preferred stock, par value $.01; 25,000,000 authorized; none issued         -          -
  Shares of common stock, par value $.01; 100,000,000 authorized;
    48,516,527  and 47,632,309 issued at June 30, 1999 and 1998, respectively         485        476
  Capital in excess of par value                                                   98,916     97,136
  Accumulated deficit after eliminating accumulated deficit of
    $81,826 at December 31, 1991, date of quasi-reorganization                    (72,856)   (71,191)
  Treasury stock, at cost; 840 shares                                                 (58)       (58)
  Accumulated other comprehensive income                                             (476)      (853)
                                                                                 ---------  ---------
    Total stockholders' equity                                                     26,011     25,510
                                                                                 ---------  ---------

Total liabilities and stockholders' equity                                       $ 40,569   $ 46,235
                                                                                 =========  =========

     The accompanying notes are an integral part of the consolidated financial statements.

                            CONCURRENT COMPUTER CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              YEAR ENDED JUNE 30,
                                                         -----------------------------
                                                           1999      1998      1997
                                                         --------  --------  ---------
Net sales
  Computer systems                                       $31,597   $37,868   $ 55,664
  Service and other                                       38,366    44,347     52,703
                                                         --------  --------  ---------
    Total                                                 69,963    82,215    108,367

Cost of sales
  Computer systems                                        15,001    18,556     27,662
  Service and other                                       19,625    23,269     28,426
  Transition                                                   -         -      1,068
                                                         --------  --------  ---------
    Total                                                 34,626    41,825     57,156
                                                         --------  --------  ---------

Gross margin                                              35,337    40,390     51,211

Operating expenses:
  Selling, general and administrative                     26,157    25,134     28,604
  Research and development                                10,046    10,947     13,577
  Restructuring and transition                                 -      (607)     2,292
  Curtailment gain on postretirement benefit obligation        -         -     (2,501)
  Non-cash development expenses                                -     1,605          -
  Loss on facility held for sale                             423         -          -
                                                         --------  --------  ---------
Total operating expenses                                  36,626    37,079     41,972
                                                         --------  --------  ---------

Operating (loss) income                                   (1,289)    3,311      9,239

Interest expense                                            (261)     (833)    (2,034)
Interest income                                              295       185        164
Other non-recurring items                                    (88)    1,434     (1,577)
Other income (expense) - net                                  41       277       (350)
                                                         --------  --------  ---------

(Loss) income before provision for income taxes           (1,302)    4,374      5,442

Provision for income taxes                                   363       960      1,381
                                                         --------  --------  ---------

Net (loss) income                                         (1,665)    3,414      4,061
Preferred stock dividends and accretion of
  Mandatory redeemable preferred shares                        -       (18)      (311)
                                                         --------  --------  ---------

Net (loss) income available to common shareholders       $(1,665)  $ 3,396   $  3,750
                                                         ========  ========  =========

Basic and diluted net (loss) income per share             ($0.03)  $  0.07   $   0.08
                                                         ========  ========  =========

    The accompanying notes are an integral part of the consolidated financial statements.

                                              CONCURRENT COMPUTER CORPORATION
                                  CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK,
                                       STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                  (DOLLARS IN THOUSANDS)
                            FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED JUNE 30, 1999


                                                                                     ACCUMULATED
                                               COMMON STOCK                             OTHER
                                 REDEEMABLE -----------------  CAPITAL IN               COMPRE-  TREASURY STOCK
                                 PREFERRED               PAR    EXCESS OF  ACCUMULATED  HENSIVE  ---------------
                                   STOCK      SHARES    VALUE   PAR VALUE    DEFICIT    INCOME   SHARES    COST    TOTAL
                                  --------  ----------  ------  ----------  ---------  --------  -------  ------  --------
Balance at June 30, 1996          $ 5,610   41,223,610  $  412  $   84,252  $(78,337)  $   658     (840)  $ (58)  $ 6,927
Sale of common stock under
 stock plans                                 1,064,981      11       1,252                                          1,263
Issuance of common stock under
  retirement savings plan                      629,847       6       1,271                                          1,277
Issuance of common stock for
 severance                                   1,234,434      12       1,508                                          1,520
Conversion of cumulative,
 convertible
  redeemable exchangeable
 preferred stock                   (4,387)   1,950,000      20       4,367                                          4,387
Dividends on and accretion of
 preferred stock                       20                                       (311)                                (311)
Comprehensive income:
  Net income                                                                   4,061                                4,061
  Foreign currency translation
adjustment                                                                              (1,004)                    (1,004)
                                                                                                                  --------
     Total comprehensive  income                                                                                    3,057
                                  --------  ----------  ------  ----------  ---------  --------  -------  ------  --------
Balance at June 30, 1997            1,243   46,102,872     461      92,650   (74,587)     (346)    (840)    (58)   18,120
Sale of common stock under
 stock plans                                   678,213       6         961                                            967
Issuance of common stock under
  retirement savings plan                      296,224       3         581                                            584
Conversion of cumulative,
convertible
  redeemable exchangeable
 preferred stock                   (1,245)     555,000       6       1,239                                          1,245
Issuance of warrants                                                 1,605                                          1,605
Dividends on and accretion of
preferred stock                         2                                        (18)                                 (18)
Quasi-reorganization related
 adjustment                                                            100                                            100
Comprehensive income:
  Net income                                                                   3,414                                3,414
  Foreign currency translation
 adjustment                                                                               (507)                      (507)
                                                                                                                  --------
     Total comprehensive  income                                                                                    2,907
                                  --------  ----------  ------  ----------  ---------  --------  -------  ------  --------
Balance at June 30, 1998                -   47,632,309     476      97,136   (71,191)     (853)    (840)    (58)   25,510
Sale of common stock under
 stock plans                                   884,218       9       1,780                                          1,789
Comprehensive income:
  Net loss                                                                    (1,665)                              (1,665)
  Foreign currency translation
adjustment                                                                                 377                        377
                                                                                                                  --------
        Total comprehensive loss                                                                                   (1,288)
                                  --------  ----------  ------  ----------  ---------  --------  -------  ------  --------
Balance at June 30, 1999          $     -   48,516,527  $  485  $   98,916  $(72,856)  $  (476)    (840)  $ (58)  $26,011
                                  ========  ==========  ======  ==========  =========  ========  =======  ======  ========

    The accompanying notes are an integral part of the consolidated financial statements.

                            CONCURRENT COMPUTER CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (DOLLARS IN THOUSANDS)

                                                               YEAR ENDED JUNE 30,
                                                         ------------------------------
                                                           1999      1998       1997
                                                         --------  ---------  ---------
Cash flows provided by operating activities:
  Net (loss) income                                      $(1,665)  $  3,414   $  4,061
  Adjustments to reconcile net (loss) income
    to net cash provided by operating activities:
    Unrealized loss on trading securities                      -          -      2,334
    Realized gain on trading securities                        -       (420)      (757)
    Gain on sale of facility                                   -       (706)         -
    Issuance of non-cash warrants                              -      1,605          -
    Loss on impairment of facility held for sale             423          -          -
    Loss on dissolution of subsidiary                        429          -          -
    Depreciation and amortization                          4,959      5,656      5,177
    Provision for inventory reserves                       1,087          -          -
    Stock compensation                                         -      1,054      1,277
    Other non-cash expenses                                   19        (40)       127
    Decrease (increase) in assets:
      Accounts receivable                                  4,098      6,864      2,087
      Inventories                                            535      1,915      3,917
      Prepaid expenses and other current assets             (384)      (309)       (29)
      Other long-term assets                                 318         83      1,879
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses               (4,588)   (10,945)   (16,714)
      Other long-term liabilities                            (91)       679     (3,235)
                                                         --------  ---------  ---------
Net cash provided by operating activities                  5,140      8,850        124
                                                         --------  ---------  ---------

Cash flows (used in) provided by investing activities:
  Net additions to property, plant and equipment          (4,194)    (2,949)    (2,510)
  Proceeds from sale of facility                               -      5,406          -
  Proceeds from sale of trading securities                     -      2,668      5,782
                                                         --------  ---------  ---------
Net cash (used in) provided by investing activities       (4,194)     5,125      3,272
                                                         --------  ---------  ---------

Cash flows provided by (used in) financing activities:
  Net (payments) proceeds of notes payable                  (425)    (4,173)       386
  Net repayment of debt                                   (1,123)    (8,156)    (3,579)
  Proceeds from sale and issuance of common stock          1,789        967      1,263
                                                         --------  ---------  ---------
Net cash provided by (used in) financing activities          241    (11,362)    (1,930)
                                                         --------  ---------  ---------

Effect of exchange rates on cash
  and cash equivalents                                       (48)      (904)    (1,004)
                                                         --------  ---------  ---------

Increase in cash and cash equivalents                      1,139      1,709        462
Cash and cash equivalents - beginning of year              5,733      4,024      3,562
                                                         --------  ---------  ---------
Cash and cash equivalents - end of year                  $ 6,872   $  5,733   $  4,024
                                                         ========  =========  =========

Cash paid during the period for:
     Interest                                            $   258   $    568   $  2,255
                                                         ========  =========  =========
     Income taxes (net of refunds)                       $ 1,041   $  1,434   $  1,685
                                                         ========  =========  =========

 Non-cash investing/financing activities
     Conversion of preferred stock                             -      1,245      4,387
                                                         --------  ---------  ---------
     Dividends on preferred stock                              -         18        311
                                                         --------  ---------  ---------

    The accompanying notes are an integral part of the consolidated financial statements.

                        CONCURRENT COMPUTER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   OVERVIEW OF THE BUSINESS

     Concurrent Computer Corporation ("Concurrent" or the "Company") is a leading supplier of high-performance computer systems, software, and services. In August 1999, the Company's emerging Video-On-Demand ("VOD") Division opened its own facilities separate from its Real-Time Division in order to maximize the focus of each of these businesses. The VOD Division will target the markets utilizing the Company's interactive video-on-demand technology. To date, the Company has only $1.2 million in revenues from the VOD Division.

     Concurrent is a leading supplier of digital video server systems to a wide range of industries and its VOD Division serves a variety of markets including the broadband/cable, hospitality, intranet/distance learning, and other related markets. Based on a scalable, real-time software architecture, Concurrent's VOD hardware and software are integrated to deliver fault-tolerant, deterministic streaming video to a broad spectrum of VOD applications.

     Concurrent is also a leading provider of high-performance, real-time computer systems, solutions, and software for commercial and government markets. The Company's Real-Time Division focuses on strategic market areas that include hardware-in-the-loop and man-in-the-loop simulation, data acquisition, industrial systems, and software and embedded applications.

     A "real-time" system or software is one specially designed to acquire, process, store, and display large amounts of rapidly changing information in real time - that is, with microsecond response as changes occur. Concurrent has nearly thirty years of experience in real-time systems, including specific expertise in systems, applications software, productivity tools, and networking. Its systems provide real-time applications for gaming, simulation, engine test, air traffic control, weather analysis, and mission critical data services such as financial market information.

     In August, 1999, the Company's Corporate Headquarters and VOD Division's offices were relocated to Duluth, Georgia from Fort Lauderdale, Florida. Its Real-Time Division's offices and manufacturing facility remain in Fort Lauderdale and Pompano Beach, Florida.

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

                        CONCURRENT COMPUTER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


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

     Gains on foreign currency transactions of $132,000, $82,000, and $138,000 for the years ended June 30, 1999, 1998, and 1997, respectively, are included in other income (expense) - net.

   Cash  Equivalents

     Short-term investments with original maturities of ninety days or less at the date of purchase are considered cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market, and represents cash invested in U.S. Government securities, bank certificates of deposit, or commercial paper.

   Trading  Securities

     At June 30, 1997, the Company held investments considered to be trading securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Pursuant to the provisions of SFAS No. 115, all realized gains and losses and unrealized holding gains and losses were included as a component of other non-recurring charges in the consolidated statements of operations for the years ended June 30, 1998 and 1997. Market values of the securities were determined by the most recently traded price of the security at the balance sheet date.

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

                        CONCURRENT COMPUTER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


     In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on vendor specific objective evidence ("VSOE") of the relative fair values of the elements. VSOE is determined by the price charged when the element is sold separately. The revenue allocated to hardware and software products is generally recognized upon installation and substantial fulfillment of all obligations under the sales contract.

   Capitalized  Software

     The Company accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86"). Under SFAS No. 86, the costs associated with software development are required to be capitalized after technological feasibility has been established and ceases capitalization upon the achievement of customer availability. Costs incurred by the Company between technological feasibility and the point at which the products are ready for market are insignificant and as a result the Company has no capitalized software at June 30, 1999 and 1998.

     The Company does not incur costs related to the development or purchase of internal use software.

   Research  and  Development

     Research  and  development  expenditures  are  expensed  as  incurred.

   Basic  and  Diluted  (Loss)  Income  per  Share

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

     Basic (loss) income per share is computed by dividing (loss) income after deduction of preferred stock dividends by the weighted average number of common shares outstanding during each year. In fiscal years 1998 and 1997, diluted income per share is computed using the treasury stock method by dividing income after deduction of preferred stock dividends by the weighted average number of shares including common share equivalents and incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. In fiscal year 1999, diluted loss per share has not been adjusted due to the effect of the incremental shares being antidilutive.

                        CONCURRENT COMPUTER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


   Impairment  of  Long-Lived  Assets

     The Company follows the provisions of SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Facilities held for sale at June 30, 1999 are reported at the lower of the carrying amount or fair value on the consolidated balance sheet.

   Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable and short term debt approximate fair value because of the short maturity of these instruments.

     Fair value estimates are made at a specific point in time, based on the relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumption could significantly affect the estimates.

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

   Pensions  and  Postretirement  Benefits

     In February 1998, SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits," ("SFAS 132") was issued. SFAS 132 requires additional disclosures concerning changes in the Company's pension and other postretirement benefit obligations and assets and eliminates certain disclosures no longer considered useful. The Company has adopted the provisions of this standard for 1999 annual reporting purposes. Adoption of these statements did not impact the Corporation's consolidated financial position, results of operations, or cash flows, and any effects are limited to the form and content of its disclosures.

   Stock-Based Compensation

     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the

                        CONCURRENT COMPUTER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net (loss) income and pro forma (loss) income per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

   Segment  Information

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. The Company operates in one segment for management reporting purposes at June 30, 1999. However, the Company is establishing facilities, personnel and reporting procedures to separate its VOD and Real-Time Divisions for fiscal 2000.

   Comprehensive (Loss) Income

     Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income is defined as a change in equity during the financial reporting period of a business enterprise resulting from non-owner sources.

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

   Reclassifications

Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the 1999 presentation.

3.   ACQUISITION

     On June 27, 1996 Concurrent acquired the assets of the Real-Time Division of Harris Computer Systems Corporation ("HCSC") and 683,178 newly-issued shares of HCSC, in exchange for 10,000,000 shares of common stock of Concurrent (with a fair value of $9.7 million); 1,000,000 shares of convertible exchangeable preferred stock of Concurrent with a 9% cumulative annual dividend payable quarterly in arrears, mandatorially redeemable at $6,263,000 (with an estimated

                        CONCURRENT COMPUTER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


fair value of $5.6 million) (see Note 4); and the assumption of certain liabilities relating to the HCSC Real-Time Division (the "Acquisition"). The aggregate purchase price of the Acquisition was approximately $18.7 million, including $3.4 million in transaction expenses (principally financial advisor, legal and other professional fees). The Acquisition was accounted for as a purchase effective June 30, 1996. The Acquisition resulted in excess of acquired net assets over cost (negative goodwill) amounting to approximately $8.7 million which has been allocated to reduce proportionately the values assigned to non-current assets.

     The 683,173 shares of HCSC common stock acquired by the Company in connection with the Acquisition were classified as trading securities in the consolidated balance sheet and valued at their market price of $14.75 per share or $10.1 million. During fiscal year 1997, the Company sold 377,995 shares resulting in a realized gain of $757,000. At June 30, 1997, the value of the remaining shares was $8.91 per share, resulting in an unrealized loss of $2.3 million for the year then ended. During the year ended June 30, 1998, 259,352 shares of stock were sold, resulting in a realized gain for the period of $358,000, and 45,826 shares valued at $10.25 per share were issued as bonuses to Company employees resulting in a realized gain of $62,000 and non-cash compensation expense of $470,000. The gains and losses are included as other non-recurring charges in the consolidated statements of operations and as non-cash items in the consolidated statements of cash flows.

     Transition expenses for the year ended June 30, 1997 include charges for costs associated with the combination of Concurrent and the HCSC Real-Time Division.

4.   REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In connection with the Acquisition, Concurrent issued 1,000,000 shares of newly issued Class B 9% Cumulative Convertible Redeemable Exchangeable Preferred Stock ("Preferred Stock"). Each share of Preferred Stock was convertible into one or more shares of fully paid non-assessable shares of common stock of the Company at a conversion price of $2.50. The Preferred Stock was recorded at fair value when issued. During fiscal years 1998 and 1997 respectively, 220,000 and 780,000 shares of Concurrent Preferred Stock were converted into outstanding common stock. As of June 30, 1999 and 1998, there was no outstanding Preferred Stock.

5.   PROVISION FOR RESTRUCTURING

     In connection with the Acquisition, the Company recorded a $23.2 million restructuring provision as of June 30, 1996. Such charge, based on formal approved plans, included the estimated costs related to the rationalization of facilities, workforce reductions, asset writedowns and other costs which represented approximately 44%, 28%, 26%, and 2%, respectively. The rationalization of facilities included the planned disposition of the Company's Oceanport, New Jersey facility, as well as the closing or downsizing of certain offices located throughout the world. The workforce reductions included the termination of approximately 200 employees worldwide, encompassing substantially all of the Company's employee groups. The asset writedowns were primarily related to the disposition of duplicative machinery and equipment. Cash expenditures related to this reserve were $600,000, $2.2 million, and $9.6 million for the years ended June 30, 1999, 1998, and 1997, respectively.

     As of June 30, 1999, the restructuring reserve was $90,000, which represents payments owed to the Industrial Development Authority (the "IDA"). On May 5, 1992 the Company had entered into an agreement with the IDA to maintain a

                        CONCURRENT COMPUTER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


presence in Ireland through April 30, 1998. In connection with the Acquisition, the Company closed its Ireland operations in December 1996 and was required to repay grants to the IDA of approximately $484,000 (360,000 Irish pounds). During fiscal year 1999, $394,000 was paid to the IDA and the remainder will be paid in the first quarter of fiscal year 2000.

6.   DISSOLUTION OF JOINT VENTURE

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

     As part of the Termination Agreement, the minority shareholders agreed to assume its share of CNC losses subsequent to fiscal year 1996 amounting to $1.2 million. The Company accounted for this payment from the minority shareholders in the consolidated statement of operations as other non-recurring items in 1998.

7.   DISSOLUTION  OF  SUBSIDIARY

     During the year ended June 30, 1999, the Company dissolved its subsidiary Concurrent Computer Corporation France (the "French Branch"). However, the French Branch should not be confused with Concurrent Computer Corporation S.A., the Company's continuing French subsidiary. In connection with the dissolution, all assets and liabilities of the French Branch were assumed by the Company. As a result, a loss of $429,000, representing the write off of the French Branch's cumulative translation adjustment, was recorded in other non-recurring charges in the consolidated statement of operations for the year ended June 30, 1999.

8.   INVENTORIES

     Inventories  consist  of  the  following:

                           JUNE 30,
                        --------------
                         1999    1998
                        ------  ------
                     (DOLLARS IN THOUSANDS)
Raw materials           $3,103  $4,780
Work-in-process          1,175     959
Finished goods             363     524
                        ------  ------
                        $4,641  $6,263
                        ======  ======

     At June 30, 1999 and 1998, some portion of the Company's inventory was in excess of the current requirements based upon the planned level of sales for future years. Accordingly, the Company recorded an accrual for inventory reserves of $4.6 million to reduce the value of the inventory to its estimated net realizable value at June 30, 1999 and 1998.

                        CONCURRENT COMPUTER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


9.   PROPERTY,  PLANT  AND  EQUIPMENT  AND  OTHER  LONG-TERM  ASSETS

     Property,  plant  and  equipment  consists  of  the  following:

                                                         JUNE 30,
                                                   --------------------
                                                     1999       1998
                                                   ---------  ---------
                                                   (DOLLARS IN THOUSANDS)
Land                                               $      0   $    513
Buildings and leasehold improvements                  1,302      1,409
Machinery, equipment and customer support spares     34,647     28,343
                                                   ---------  ---------
                                                     35,949     30,265
Less: Accumulated depreciation                      (25,013)   (17,846)
                                                   ---------  ---------
                                                   $ 10,936   $ 12,419
                                                   =========  =========

     For the years ended June 30, 1999, 1998, and 1997, depreciation and amortization expense for property plant and equipment amounted to $4,087,000, $4,494,000, and $5,123,000, respectively.

     In fiscal year 1999, the Company entered into an agreement to sell its France facility. In connection with this transaction, which will be finalized in the first quarter of fiscal year 2000, the facility was written down by $0.4 million to its estimated fair market value of $1.2 million, based upon a valuation by the acquiring company, and classified as a facility held for sale in the consolidated balance sheet. The loss on facility held for sale is reflected as an operating expense in the consolidated statement of operations for fiscal year 1999.

     During fiscal year 1996, in connection with the Acquisition and the resulting planned disposition of the Company's Oceanport, New Jersey facility, the book value of land and building related to this facility was written down by $6.8 million to its estimated fair value of $4.7 million, based upon a valuation by independent appraisers, and classified as a facility held for sale. The sale was finalized during the first quarter of fiscal year 1998 and resulted in net proceeds of approximately $5.4 million which was used to pay the Company's long term debt. The Company realized a gain of $0.7 million in the consolidated statement of operations for the year ended June 30, 1998.

10.  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     Accounts  payable  and  accrued  expenses  consist  of  the  following:

                                    JUNE 30,
                                ---------------
                                 1999    1998
                                ------  -------
                             (DOLLARS IN THOUSANDS)
Accounts payable, trade         $2,941  $ 4,946
Accrued payroll, vacation and
  other employee expenses        4,314    4,695
Restructuring reserve               90      661
Other accrued expenses           1,628    3,019
                                ------  -------
                                $8,973  $13,321
                                ======  =======

                        CONCURRENT COMPUTER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


11.  DEBT AND LINES OF CREDIT

     On March 1, 1998, the Company entered into a new credit agreement providing for an $8 million revolving credit facility maturing on August 1, 2000 (the "Revolver"). During fiscal year 1998, the Company repaid the outstanding term loan and revolver from its prior credit agreement, and the Company's Japanese subsidiary repaid its bank loans for which the Company was a guarantor.

     At June 30, 1999, the outstanding balance of the Revolver was $0. The Company may reborrow and repay the Revolver, subject to certain collateral requirements, at any time prior to the maturity date. The interest rate of the Revolver is prime plus 0.75% (8.5% at June 30, 1999). The Company has pledged substantially all of its domestic assets as collateral for the Revolver. During 1999, the outstanding balance on the June 1998 revolver was paid in full in the amount of $1.1 million.

     The Revolver contains various covenants and restrictions, which among other things, (1) place certain limits on corporate acts of the Company such as fundamental changes in the corporate structure of the Company, investments in other entities, incurrence of additional indebtedness, creation of liens or certain distributions or dispositions of assets, including cash dividends, and
(2) require the Company to meet financial tests of a period basis, the most restrictive of which relate to the maintenance of collateral coverage and debt coverage all as defined in the agreement. At June 30, 1999, the Company was in compliance with such covenants and restrictions or obtained waiver for noncompliance.

12.  INCOME  TAXES

     The domestic and foreign components of (loss) income before provision for income taxes are as follows:

                           YEARS ENDED JUNE 30,
                        -------------------------
                          1999     1998    1997
                        --------  ------  -------
                           (DOLLARS IN THOUSANDS)
United States           $(1,420)  $2,143  $ (489)
Foreign                     118    2,231   5,931
                        --------  ------  -------
                        $(1,302)  $4,374  $5,442
                        ========  ======  =======

     The  components  of  the  provision  for  income  taxes  are  as  follows:

                         YEARS ENDED JUNE 30,
                        ----------------------
                         1999    1998    1997
                        -------  -----  ------
                         (DOLLARS IN THOUSANDS)
Current:
  Federal               $    -   $   -  $    -
  Foreign                1,056     496   1,347
                        -------  -----  ------
    Total               $1,056   $ 496  $1,347
                        -------  -----  ------

Deferred:
  Federal               $    -   $  98  $    -
  Foreign                 (693)    366      34
                        -------  -----  ------
    Total               $ (693)  $ 464  $   34
                        -------  -----  ------

Total                   $  363   $ 960  $1,381
                        =======  =====  ======

                        CONCURRENT COMPUTER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


     A reconciliation of the income tax (benefit) expense computed using the Federal statutory income tax rate to the Company's provision for income taxes is as follows:

                                             YEARS ENDED JUNE 30,
                                          --------------------------
                                            1999     1998     1997
                                          --------  -------  -------
                                            (DOLLARS IN THOUSANDS)
(Loss) income before provision for
    income taxes                          $(1,302)  $4,374   $5,442
                                          --------  -------  -------
Tax (benefit) at Federal statutory rate      (443)   1,487    1,850
Other, net                                    806     (572)    (469)
                                          --------  -------  -------
Provision for income taxes                $   363   $  960   $1,381
                                          ========  =======  =======

     As of June 30, 1999 and 1998, the Company's deferred tax assets and liabilities were comprised of the following:

                                                                JUNE 30,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                                                          (DOLLARS IN THOUSANDS)
Gross deferred tax assets related to:
  U.S. and foreign net operating loss carryforwards       $ 46,809   $ 46,891
  Book and tax basis differences for reporting purposes     10,530     10,956
  Other reserves                                               607        569
  Accrued compensation                                         883      1,156
  Other                                                        785      1,042
                                                          ---------  ---------
    Total gross deferred tax assets                         59,614     60,614
Valuation allowance                                        (57,372)   (58,814)
                                                          ---------  ---------
    Total deferred tax asset                                 2,242      1,800

Gross deferred tax liabilities primarily related to
  property and equipment                                     1,549      1,800
                                                          ---------  ---------
    Total gross deferred tax liability                       1,549      1,800
                                                          ---------  ---------

    Deferred income tax assets                            $    693   $      -
                                                          =========  =========

     Any future benefits attributable to the U.S. Federal net operating loss carryforwards which originated prior to the Company's quasi-reorganization are accounted for through adjustments to capital in excess of par value. Under
Section 382 of the Internal Revenue Code, future benefits attributable to the net operating loss carryforwards and tax credits which originated prior to the Company's quasi-reorganization and those which originated subsequent to the
Company's quasi-reorganization through the date of the Company's 1993 comprehensive refinancing ("1993 Refinancing") are limited to approximately $300,000 per year. The Company's U.S. Federal net operating loss carryforwards begin to expire in 2004. As of June 30, 1999, the Company has remaining utilizable U.S. Federal tax net operating loss carryforwards of approximately $103 million for income tax purposes. Approximately $55 million of these net operating

                        CONCURRENT COMPUTER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


loss carryforwards originated prior to the Company's 1993 Refinancing and are limited to $300,000 per year. The remaining $48 million of net operating loss carryforwards may be limited in accordance with IRC Section 382.

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

     The valuation allowance for deferred tax assets as of June 30, 1999 and 1998 was approximately $57 million and $59 million, respectively. The net change in the total valuation allowance for the year ended June 30, 1999 was a decrease of approximately $1.4 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As such, the deferred tax assets have been reduced by the valuation allowance since management considers more likely than not that these deferred tax assets will not be realized.

13.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     The Company maintains a retirement savings plan (the "Plan") available to U.S. employees which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company may make a discretionary matching contribution equal to 100% of the first 6% of employees' contributions. For the years ended June 30, 1999, 1998 and 1997, the Company matched 100% of the employees' Plan contributions up to 6%.

     The  Company's  matching  contributions  under  the  Plan  are  as follows:

                           1999    1998    1997
                         -------  ------  ------
                         (DOLLARS IN THOUSANDS)
Matching contribution   $1,040    $1,140   $1,439

                        CONCURRENT COMPUTER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


     Certain foreign subsidiaries of the Company maintain pension plans for their employees which conform to the common practice in their respective countries. The related changes in benefit obligation and plan assets and the amounts recognized in the consolidated balance sheets are presented in the following tables:

Reconciliation  of  Funded  Status
----------------------------------
                                                      JUNE 30,
                                                 ------------------
                                                   1999      1998
                                                 --------  --------
                                               (DOLLARS IN THOUSANDS)
Change in benefit obligation:
Benefit obligation at beginning of year          $10,777   $ 9,304
Service cost                                         336       360
Interest cost                                        886       858
Plan participants' contributions                      71       100
Actuarial loss                                     2,803       (27)
Foreign currency exchange rate change               (586)      249
Benefits paid                                        (57)      (67)
                                                 --------  --------
Benefit obligation at end of year                $14,230   $10,777
                                                 ========  ========

Change in plan assets:
Fair value of plan assets at beginning of year   $13,603   $11,606
Actual return on plan assets                         957     1,539
Employer contributions                               170       205
Plan participants' contributions                      71       100
Benefits paid                                        (20)      (28)
Foreign currency exchange rate change               (700)      181
                                                 --------  --------
Fair value of plan assets at end of year         $14,081   $13,603
                                                 ========  ========

Funded status                                    $  (149)  $ 2,826
Unrecognized actuarial loss                           (3)   (3,243)
Unrecognized prior service benefit                   277       317
Unrecognized net transition obligation              (211)     (298)
                                                 --------  --------
Net amount recognized                            $   (86)  $  (398)
                                                 ========  ========

Amounts Recognized in the Consolidated Balance Sheet
----------------------------------------------------

                                           JUNE 30,
                                      ------------------
                                        1999      1998
                                      --------  --------
                                     (DOLLARS IN THOUSANDS)
Prepaid benefit cost                  $ 1,255   $ 1,071
Accrued benefit liability              (1,341)   (1,469)
                                      --------  --------
Net amount recognized                 $   (86)  $  (398)
                                      ========  ========

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $2.4 million, $2.4 million and $1.5 million, respectively, as of June 30, 1999, and $2.3 million, $2.2 million and $1.4 million, respectively, as of June 30, 1998.

                        CONCURRENT COMPUTER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


     Plan assets are comprised primarily of investments in managed funds consisting of common stock, money market and real estate investments.

     The assumptions used to measure the present value of benefit obligations and net periodic benefit cost are shown in the following table:

Significant  Assumptions
------------------------

                                                 JUNE 30,
                                ------------------------------------------
                                     1999          1998          1997
                                -------------  ------------  -------------
Discount rate                   6.0% to 6.25%  6.5% to 8.5%  6.5% to 9.0%
Expected return on plan assets           6.0%  7.0% to 8.5%  7.0% to 9.0%
Compensation increase rate       3.5% to 4.5%  3.5% to 7.0%  3.5% to 7.0%

Components  of  Net  Periodic  Benefit  Cost
--------------------------------------------

                                                           YEAR ENDED JUNE 30,
                                                        --------------------------
                                                         1999     1998      1997
                                                        ------  --------  --------
                                                          (DOLLARS IN THOUSANDS)
Service cost                                            $ 336   $   360   $   286
Interest cost                                             886       858       782
Expected return on plan assets                           (873)   (1,130)   (1,024)
Amortization of unrecognized net transition obligation    (69)      (71)      (70)
Amortization of unrecognized prior service benefit         25        25         -
Recognized actuarial loss                                 (51)     (125)      (77)
                                                        ------  --------  --------
Net periodic benefit cost                               $ 254   $   (83)  $  (103)
                                                        ======  ========  ========

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

14.  EMPLOYEE STOCK PLANS

     The Company has a Stock Option Plan providing for the grant of incentive stock options to employees and non-qualified stock options (NSO's) to employees, non-employee directors and consultants. The Stock Option Plan is administered by the Stock Award Committee comprised of members of the Compensation Committee of the Board of Directors or the Board of Directors, as the case may be. Under the plan, the Stock Award Committee may award, in addition to stock options, shares of Common Stock on a restricted basis. The plan also specifically provides for stock appreciation rights and authorizes the Stock Award Committee to provide, either at the time of the grant of an option or otherwise, that the option may be cashed out upon terms and conditions to be determined by the Committee or the Board. No stock appreciation rights have been granted during the years ended June 30, 1999, 1998 and 1997. The plan terminates on January
31, 2002. Stockholders have approved the purchase of up to 9,000,000 shares under the plan.

                        CONCURRENT COMPUTER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


     Changes in options outstanding under the plan during the years ended June 30, 1999, 1998 and 1997 are as follows:

                                              1999                   1998                1997
                                     ----------------------  -------------------  -------------------
                                                  WEIGHTED               WEIGHTED             WEIGHTED
                                                  AVERAGE                AVERAGE              AVERAGE
                                                  EXERCISE               EXERCISE             EXERCISE
                                      SHARES       PRICE       SHARES     PRICE     SHARES     PRICE
                                    -----------  ----------  -----------  ------  -----------  ------
Outstanding at  beginning of year    5,852,794   $     2.13   6,016,229   $ 2.15   5,483,527   $ 1.91
Granted                              1,648,500   $     2.77     630,800   $ 1.86   1,711,000   $ 2.26
Exercised                             (884,283)  $     2.02    (666,443)  $ 1.45  (1,066,362)  $ 1.12
Forfeited                             (231,042)  $     2.17    (127,792)  $ 5.06    (111,936)  $ 1.92
                                    -----------              -----------          -----------
Outstanding at year-end              6,385,969   $     2.31   5,852,794   $ 2.13   6,016,229   $ 2.15

Options exercisable at year end      3,498,533                3,076,730            2,493,536

Weighted average fair value of
   options granted during the year  $     1.56                $    0.42            $    0.66

     Options with respect to 3,498,533 shares of common stock, with an average exercise price of $2.31, were exercisable at June 30, 1999. The weighted-average fair value of the stock options granted during 1999, 1998 and 1997 was $2,571,431, $263,415, and $1,130,324, respectively, on the date of grant using the Black Scholes option-pricing model. The weighted-average assumptions used were: expected dividend yield 0%, risk-free interest rate 5.0%, expected life of 4.01 years and an expected volatility of 70%, 35%, and 35% respectively.

     The following table summarizes information about stock options outstanding and exercisable at June 30, 1999:

                           OUTSTANDING  OPTIONS                OPTIONS  EXERCISABLE
                 ------------------------------------------  -------------------------
                  WEIGHTED
                   AVERAGE                        WEIGHTED                     WEIGHTED
RANGE OF          REMAINING                       AVERAGE                      AVERAGE
EXERCISE         CONTRACTUAL                      EXERCISE                     EXERCISE
PRICES              LIFE      AT JUNE 30, 1999     PRICE     AT JUNE 30, 1999   PRICE
---------------  -----------  -----------------  ----------  -----------------  ------
0.88 -  $0.99          5.84             52,901   $    0.88             52,901  $ 0.88
1.00 -  $1.99          7.01            554,246        1.50            318,604    1.49
2.00 -  $2.99          7.71          5,578,337        2.34          2,943,209    2.11
3.00 -  $3.99          9.11             59,166        3.15             45,834    3.19
4.00 -  $4.99          2.22            139,452        4.39            136,118    4.39
5.00 -  $5.99          1.98              1,500        5.08              1,500    5.08
6.00 -  $6.99          2.06                100        6.88                100    6.88
7.00 -  $7.99          2.04                200        7.19                200    7.19
25.63 - $47.50         0.14                 67       41.30                 67   41.30
                 -----------  -----------------  ----------  -----------------  ------
                       7.47          6,385,969   $    2.31          3,498,533   $2.13

                        CONCURRENT COMPUTER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


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

                                                       YEARS  ENDED  JUNE  30,
                                                        1999     1998    1997
                                                      --------  ------  ------
                                                        (DOLLARS IN THOUSANDS)
Net income (loss) applicable to common shareholders
    As reported                                       ($1,665)  $3,396  $3,750
    Pro forma                                         ($2,147)  $3,133  $2,620

Net income (loss) per share (basic and diluted)
    As reported                                        ($0.03)  $ 0.07  $ 0.08
    Pro forma                                          ($0.04)  $ 0.07  $ 0.06

15.  ISSUANCE OF NON-CASH WARRANTS

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

     The LOI further stipulates that Concurrent is required to issue additional warrants to SAI upon achievement of pre-determined revenue targets. These warrants are to be issued with a strike price of a 15% discount to the then current market price. To date no such targets have been met.

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

                        CONCURRENT COMPUTER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


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

17.  BASIC AND DILUTED (LOSS) INCOME PER SHARE COMPUTATION

     The following table presents a reconciliation of the numerators and denominators of basic and diluted (loss) income per share for the periods indicated:

                                                                  YEAR ENDED JUNE 30,
                                                              --------------------------
                                                                1999     1998     1997
                                                              --------  -------  -------
                                                         (DOLLARS AND SHARE DATA IN THOUSANDS,
                                                               EXCEPT PER SHARE AMOUNTS)
Basic EPS calculation:
Net (loss) income                                             $(1,665)  $ 3,414  $ 4,061
Less:  Preferred stock dividends and accretion                      -        18      311
                                                              --------  -------  -------
Net (loss) income available to common shareholders            $(1,665)  $ 3,396  $ 3,750

Weighted average number of shares outstanding                  47,967    47,002   44,603
                                                              --------  -------  -------

Basic EPS                                                     $ (0.03)  $  0.07  $  0.08
                                                              ========  =======  =======

Diluted EPS calculation:
Net (loss) income                                             $(1,665)  $ 3,414  $ 4,061
Less: Preferred stock dividends and accretion                       -        18      311
                                                              --------  -------  -------
Net (loss) income available to common shareholders            $(1,665)  $ 3,396  $ 3,750

Weighted average number of shares outstanding                  47,967    47,002   44,603
Incremental shares from assumed conversion of stock options         -       625      509
                                                              --------  -------  -------
                                                               47,967    47,627   45,112
                                                              --------  -------  -------

Diluted EPS                                                   $ (0.03)  $  0.07  $  0.08
                                                              ========  =======  =======

                        CONCURRENT COMPUTER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


18.  CONCENTRATION OF RISK

     A  summary  of  the  Company's  financial  data by geographic area follows:

                                YEAR ENDED JUNE 30,
                           -----------------------------
                             1999      1998      1997
                           --------  --------  ---------
                               (DOLLARS IN THOUSANDS)
Net sales:
  United States            $41,726   $49,708   $ 60,039
  Intercompany               5,843     6,164     11,031
                           --------  --------  ---------
                            47,569    55,872     71,070
                           --------  --------  ---------

  Europe                    17,453    18,383     28,119
  Intercompany                 344     1,161      1,759
                           --------  --------  ---------
                            17,797    19,544     29,878
                           --------  --------  ---------

  Asia/Pacific               9,519    12,341     17,077
  Intercompany                  53        26         50
                           --------  --------  ---------
                             9,572    12,367     17,127
                           --------  --------  ---------

  Other                      1,265     1,783      3,132
                           --------  --------  ---------
                            76,203    89,566    121,207

  Eliminations              (6,240)   (7,351)   (12,840)
                           --------  --------  ---------
    Total                  $69,963   $82,215   $108,367
                           ========  ========  =========

Operating (loss) income:
  United States            $(2,146)  $   394   $  4,881
  Europe                        72     1,163        985
  Asia/Pacific                 560     1,349      1,802
  Other                        149       390        565
  Eliminations                  76        15      1,006
                           --------  --------  ---------
    Total                  $(1,289)  $ 3,311   $  9,239
                           ========  ========  =========

                              JUNE 30,
                        --------------------
                          1999       1998
                        ---------  ---------
                       (DOLLARS IN THOUSANDS)
Identifiable assets:
  United States         $ 54,794   $ 55,778
  Europe                  14,601     18,048
  Asia/Pacific            13,551     14,820
  Other                      543      1,394
  Eliminations           (42,920)   (43,805)
                        ---------  ---------
  Total                 $ 40,569   $ 46,235
                        =========  =========

     Intercompany transfers between geographic areas are accounted for at prices similar to those available to comparable unaffiliated customers. Sales to unaffiliated customers outside the U.S., including U.S. export sales, were $29,058,000, $34,877,000, and $49,534,000 for the years ended June 30, 1999,
1998 and 1997, respectively, which amounts represented 42%, 42%, and 46% of total sales for the respective fiscal years.

                        CONCURRENT COMPUTER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


     Sales to the U.S. Government and its agencies amounted to approximately $23,053,000, $22,203,000 and $27,737,000 for the years ended June 30, 1999, 1998 and 1997, respectively, which amounts represented 33%, 27% and 26% of total sales for the respective fiscal years. Sales to the Company's largest commercial customer amounted to approximately $8,228,000 or 12% of total sales for the year ended June 30, 1999. In the three-year period ended June 30, 1999, there were no other customers representing more than 10% of total revenues in any given year.

     Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed and collateral is generally not required.

19.  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of quarterly financial results for the years ended June 30, 1999 and 1998:

                                                  THREE  MONTHS  ENDED
                                               -------------------------
                               SEPTEMBER 30,   DECEMBER 31,   MARCH 31,    JUNE 30,
                                   1998            1998          1999        1999
                              ---------------  -------------  ----------  ----------
1999                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                     $       16,874   $      19,181  $   17,676  $  16,232
Gross margin                  $        8,749   $       9,834  $    9,257  $   7,497
Operating income (loss) (a)   $          212   $         539  $      562  $  (2,602)
Net income (loss) (a)         $         (426)  $         915  $      294  $  (2,448)
Net income (loss) per share   $        (0.01)  $        0.02  $     0.01  $   (0.05)

(a) Net loss for the quarter ended September 30, 1998 reflects a loss of $0.4 million resulting from the Company's dissolution of its subsidiary Concurrent Computer Corporation France (see Note 7). Net income for the quarter ended December 31, 1998 reflects an $0.3 million exchange gain resulting from the settlement of a subsidiary's short term loan to the Company. Operating loss and net loss for the three months ended June 30, 1999 reflect a $0.4 million loss on impairment of the Company's France facility (see Note 9).


                                                      THREE MONTHS ENDED
                                                  --------------------------
                                 SEPTEMBER 30,     DECEMBER 31,   MARCH 31,    JUNE 30,
                                     1997              1997          1998        1998
                              -------------------  -------------  ----------  ----------
1998                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                     $            20,605  $      21,016  $   20,394  $  20,200
Gross margin                  $             9,883  $      10,763  $    9,601  $  10,143
Operating income (loss) (b)   $             1,646  $       2,199  $    1,017  $  (1,551)
Net income (loss) (b)         $             1,300  $       1,423  $    1,005  $    (314)
Net income (loss) per share   $              0.03  $        0.03  $     0.02  $   (0.01)

(b) Operating loss and net loss for the three months ended June 30, 1998 reflect a $1.6 million non-cash charge relating to the issuance of warrants for the purchase of 2,000,000 shares of the Company's common stock to Scientific-Atlanta, Inc. (see Note 15).


                        CONCURRENT COMPUTER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


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

     At June 30, 1999, future minimum payments under non-cancelable operating leases for the years ending June 30 are as follows:

                            (DOLLARS IN THOUSANDS)
2000                            $       2,760
2001                                    1,624
2002                                      836
2003                                      491
2004 and thereafter                       274
                                -------------
                                        5,985
                                =============

     Rent  expense  amounted  to  $3,937,000,  4,761,000, and $3,776,000 for the years  ended  June  30,  1999,  1998  and  1997,  respectively.

     In August 1999, the Company entered into a five-year lease commencing on January 1, 2000 for a 30,000 square foot facility in Pompano Beach, Florida, directly across the street from its manufacturing facility. The new facility will house the Real-Time Division's offices. Costs incurred to move from the Fort Lauderdale facility to the new facility are not expected to be material.

     The Company, from time to time, is involved in litigation incidental to the conduct of its business. The Company and its counsel believe that such pending litigation will not have a material adverse effect on the Company's results of operations or financial condition.

     The Company has entered into employment agreements with its executive officers. In the event an executive officer is terminated directly by the Company without cause or in certain circumstances constructively by the Company, the terminated officer will be paid severance compensation for a one or two-year period (depending on the executive) in an annualized amount equal to the respective officer's annual salary then in effect plus an amount equal to the then most recent annual bonus or target bonus paid or, if determined, payable, to such officer. At June 30, 1999, the maximum contingent liability under these agreements is approximately $2.7 million. The Company's employment agreements with certain of its officers contain certain offset provisions, as defined in their respective agreements.

21.  NEW ACCOUNTING PRONOUNCEMENTS

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

                        CONCURRENT COMPUTER CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


     On March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the costs of software developed or obtained for internal use" ("SOP 98-1"). This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage, and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company expects no impact on its financial statements related to SOP 98-1.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 137 amended the effective date for implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company does not engage in hedging activities, therefore this SFAS will not have a significant impact on the Company's financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

                                                           YEARS ENDED JUNE 30,
                                                          ----------------------
                                                           1999    1998    1997
                                                          ------  ------  ------
Net sales:
   Computer systems                                        45.2%   46.1%   51.4%
   Service and other                                       54.8    53.9    48.6
                                                          ------  ------  ------
           Total net sales                                100.0   100.0   100.0
Cost of sales (% of respective sales category):
   Computer systems                                        47.5    49.0    49.7
   Service and other                                       51.2    52.5    53.9
                                                          ------  ------  ------
           Total cost of sales                             49.5    50.9    52.7

Gross margin                                               50.5    49.1    47.3
Operating expenses:
   Selling, general and administrative                     37.4    30.6    26.4
   Research and development                                14.4    13.3    12.5
   Restructuring and transition                               -    (0.7)    2.1
   Curtailment gain on postretirement benefit obligation      -       -    (2.3)
   Non-cash development expenses                              -     2.0       -
   Loss on facility held for sale                           0.6       -       -
                                                          ------  ------  ------
           Total operating expenses                        52.4    45.1    38.7
                                                          ------  ------  ------
Operating (loss) income                                    (1.8)    4.0     8.5
Interest expense                                           (0.4)   (1.0)   (1.9)
Interest income                                             0.4     0.2     0.2
Other non-recurring items                                  (0.1)    1.7    (1.5)
Other income (expense) - net                                0.1     0.3    (0.3)
                                                          ------  ------  ------
(Loss) Income before provision for income taxes            (1.9)    5.3     5.0
Provision for income taxes                                  0.5     1.2     1.3
                                                          ------  ------  ------
Net (loss) income                                         (2.4)%    4.2%    3.7%
                                                          ======  ======  ======

RESULTS  OF  OPERATIONS

FISCAL YEAR 1999 IN COMPARISON TO FISCAL YEAR 1998

   Net Sales

     Net sales for fiscal year 1999 were $70.0 million, a decrease of $12.3 million from fiscal year 1998. The sales decline was comprised of a $6.3 million decrease in computer systems sales and a $6.0 million decrease in service and other revenues. The decline in computer systems sales was a result of continued decline in proprietary systems and the transition to a more software-oriented business for open systems. An increasing number of customers purchase the Company's software only at $5,000 to $10,000 or the Company's software integrated with Motorola boards, which has an average price $40,000 to $60,000 per system, rather than the Company's open systems, which average $125,000 to $150,000 per system. Maintenance and service sales decreased to $38.4 million. This decrease is expected to continue in the future and to approximate the decline experienced in the past by the Company before the Acquisition. That decline resulted from customers switching from proprietary systems to the Company's open systems which are less expensive to maintain, and the cancellation of other proprietary computer maintenance contracts as the machines are removed from service.

     During fiscal year 1999, the Company entered into three significant transactions. In March, the Company sold $1.3 million of goods to a customer in a bill and hold arrangement and the customer paid for the equipment in April. Also in March, the Company recorded $1.6 million related to products for the completion of a contract. Although the products were shipped in March 1999, the payment terms do not require payment until April, 2000. The third significant transaction was a contract to provide products for the Longbow Helicopter. The contract is for a total of $2.6 million and will be recorded over approximately 15 months using a percentage of completion basis. Approximately $284,000 was recorded as income in the fourth quarter of fiscal year 1999.

   Gross Margin

     Gross margin decreased by $5.1 million to $35.3 million for fiscal year 1999 compared to fiscal year 1998. However, gross margin percent increased by 1.4% to 50.5% compared to fiscal year 1998. Product gross margin decreased by $2.7 million to $16.6 million compared to fiscal year 1998 and the gross margin percent increased 1.5% to 52.5%. This decline in margin is a result of decreased sales partially offset by a higher gross margin percent on the sale of the newer products. Included in the current year gross margin is a fourth quarter $1.1 million non-cash charge taken for excess and obsolete inventory. Service and other gross margin decreased by $2.3 million to $18.7 million as a result of lower sales. This was offset partially by increased efficiency and cost management which increased the gross margin percent by 1.3% to 48.8%.

   Operating (Loss) Income

     Operating (loss) income for fiscal year 1999 was a loss of $1.3 million compared to an income of $3.3 million for fiscal year 1998. This decrease was primarily due to the decrease in gross margin discussed above. Selling, general and administrative expenses increased by $1.0 million primarily due to increased legal expenses in the current year relating to subsequently resolved lawsuits. Research and development expenses decreased by $0.9 million due to cost reduction efforts. Included in the fiscal year 1999 operating loss is a $0.4 million loss on the impairment of the Company's building in France.

   Net (Loss) Income

     Net (loss) income after tax and dividends for preferred stockholders decreased by $5.1 million to a loss of $1.7 million. Interest expense decreased $0.6 million as the company paid off its debt during fiscal year 1999. Included in other non-recurring items is a $0.4 million write-off of foreign currency translation due to dissolution of the French branch offset by $0.3 million of foreign currency transaction gains.

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

   Net  Income

     Net income after tax and dividends for preferred stockholders decreased by $0.4 million to $3.4 million. Interest expense decreased $1.2 million as the Company paid down its debt from $14.7 million at June 30, 1997 to $1.5 million at June 30, 1998. There were two non-recurring items from fiscal year 1998: (i) the Company sold the remaining shares of its common stock received in connection with the Acquisition and recorded a $0.4 million gain; and (ii) the Company received $1.2 million from Nippon Steel Corporation ("NSC") in connection with the termination of the joint venture in Concurrent Nippon Corporation (CNC), the Company's Japanese subsidiary, to reimburse the Company for losses realized by CNC which exceeded NSC's minority investment.

FINANCIAL  RESOURCES  AND  LIQUIDITY

     The Company had positive cash flows in the current year of $1.1 million and paid off all its external debt. This was funded primarily from operations of the Company (although the Company had a loss of $1.6 million, $2.0 million was due to non-cash charges other than depreciation which approximated capital expenditures), improved accounts receivable collections and proceeds from the sale and issuance of common stock. Concurrent's liquidity is dependent on many factors, including sales volume, operating profit ratio, debt service and the efficiency of asset use and turnover. The future liquidity of Concurrent depends to a significant extent on (i) the actual versus anticipated decline in sales of proprietary systems and service maintenance revenue; (ii) revenue growth from open systems; (iii) revenue growth from its VOD division; and (iv) ongoing cost control actions. Liquidity will also be affected by: (i) timing of shipments which predominately occur during the last month of the quarter; (ii) the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles and which receivables are not included in Concurrent's borrowing base under its revolving credit facility;
(iii) the sales level in the United States where related accounts receivable are included in the borrowing base of Concurrent's revolving credit facility; (iv) the number of countries in which Concurrent will operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases. The Company believes that it will be able to fund fiscal 2000 operations, through its operating results and existing financing facilities.

     On March 1, 1998, the Company entered into a new agreement providing for an $8 million revolving credit facility (the "Revolver") through August 1, 2000 which bears interest at the prime rate plus 0.75% (8.5% at 6/30/99). At June 30, 1999, the outstanding balance of the Revolver was $0. The revolver may be reborrowed and repaid, subject to certain collateral requirements, at any time prior to its maturity. The Company has pledged substantially all of its domestic assets as collateral for the Revolver.

     The Company had debt to outside financial institutions of $0 as of June 30, 1999 as compared to $1.4 million as of June 30, 1998.

     As of June 30, 1999, the Company had a current ratio of 2.2 to 1, an inventory turnover ratio of 2.8 times (based on computer systems cost of sales),
76.6 days sales outstanding and net working capital of $14.7 million compared to $13.7 million for fiscal year 1998. At June 30, 1999, cash and cash equivalents amounted to $6.9 million and net accounts receivable amounted to $14.9 million.

     In June 1996, in connection with the Acquisition, the Company recorded a $23.2 million restructuring provision. Such charge, based on formal approved plans, included the estimated costs related to the rationalization of facilities, workforce reductions, asset writedowns and other costs which represent approximately 44%, 28%, 26% and 2%, respectively. The rationalization of facilities included the planned disposition of the Company's Oceanport, New Jersey facility, as well as the closing or downsizing of certain offices located throughout the world. The workforce reductions included the termination of approximately 200 employees worldwide, encompassing substantially all of the Company's employee groups. The asset writedowns are primarily related to the planned disposition of duplicative machinery and equipment. During the years ended June 30, 1999, 1998, and 1997, respectively, expenditures related to this provision were $0.6 million, $2.2 million, and $9.6 million.

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

     On March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the costs of software developed or obtained for internal use" ("SOP 98-1").
This standard requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage, and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company expects no impact on its financial statements related to SOP 98-1.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 137 amended the effective date for implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company does not engage in hedging activities, therefore this SFAS will not have a significant impact on the Company's financial statements.

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

                            CONCURRENT COMPUTER CORPORATION

                                SELECTED FINANCIAL DATA
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     YEAR ENDED JUNE 30,
                                      -------------------------------------------------
INCOME STATEMENT DATA                   1999     1998      1997    1996 (1)     1995
------------------------------------  --------  -------  --------  ---------  ---------
Net sales                             $69,963   $82,215  $108,367  $ 95,800   $140,144
Gross margin                           35,337    40,390    51,211    35,265     60,667
Operating (loss) income                (1,289)    3,311     9,239   (32,870)     2,082
(Loss) income before extraordinary
  Gain (loss) and cumulative effect
  of change in accounting principles   (1,665)    3,414     4,061   (41,309)    (2,006)
Net (loss) income                     $(1,665)  $ 3,414  $  4,061  $(41,309)  $ (2,006)
(Loss) income per share:
(Loss) income before extraordinary
  Gain (loss) and cumulative effect
  of change in accounting principles    (0.03)     0.07      0.08     (1.35)     (0.07)
Net (loss) income                     $ (0.03)  $  0.07  $   0.08  $  (1.35)  $  (0.07)


                                                          JUNE 30,
                                      -------------------------------------------------
BALANCE SHEET DATA                       1999      1998      1997   1996 (1)      1995
------------------------------------  --------  -------  --------  ---------  ---------
Cash and short-term investments       $ 6,872   $ 5,733  $  4,024  $  3,562   $  5,728
Working capital                        14,694    13,652     4,694      (966)     1,865
Total assets                           40,569    46,235    63,528    80,073     98,359
Long-term debt                              -         -     4,493     6,603      9,536
Redeemable preferred stock                  -         -     1,243     5,610          -
Stockholders' equity                   26,011    25,510    18,120     6,927     35,170
Book value per share                  $  0.54   $  0.54  $   0.39  $   0.17   $   1.16

(1)     Restated  to  reflect  a  $1.6  million  prior  period  adjustment.


                                                                                       SCHEDULE II

                                  CONCURRENT COMPUTER CORPORATION

                                 VALUATION AND QUALIFYING ACCOUNTS
                         FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997
                                      (DOLLARS IN THOUSANDS)


                                    BALANCE AT    CHARGED TO                              BALANCE
                                     BEGINNING    COSTS AND     DEDUCTIONS                 AT END
DESCRIPTION                           OF YEAR      EXPENSES        (a)          OTHER     OF YEAR
----------------------------------  -----------  ------------  ------------  -----------  --------
Reserves and allowances deducted
From asset accounts:

1999
-----------
Reserve for inventory obsolescence
and shrinkage                         $4,600        $1,087       $(1,119)         -        $4,568
Allowance for  doubtful accounts         503            19          (104)         -           418

1998
-----------
Reserve for inventory obsolescence
and shrinkage                         $4,793          -           $(193)          -        $4,600
Allowance for  doubtful accounts         913        (140)(c)       (258)        (12)(b)       503

1997
-----------
Reserve for inventory obsolescence
and shrinkage                         $10,677         -          $(1,641)    $(4,243)(d)   $4,793
Allowance for  doubtful accounts        1,143         320           (550)         -           913

(a) Charges and adjustments to the reserve accounts for write-offs and credits issued during the year.
(b) Includes adjustments to the reserve account and allowance for doubtful accounts for foreign currency translation.
(c) Includes reversal of excess reserve due to improved collections. Decrease in the reserve due to transfer of spares and goods-on-loan inventory and the related reserves to property, plant and equipment and accumulated depreciation, respectively, due to a change in
(d)  accounting policy.