Form 10-Q
period 1999-09-30
CONCURRENT COMPUTER CORP/DE
filed 1999-11-15
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 --------------


                                    FORM 10-Q


                      (Mark  One)

                          X     Quarterly  Report  Pursuant  to
                         ---    Section  13  or  15(d)  of
                                the Securities Exchange
                                Act  of  1934

                                For  the  Quarter  Ended
                                September  30,  1999

                                        or

                                Transition  Report  Pursuant  to
                         ---    Section  13  or  15(d)  of
                                the Securities Exchange
                                Act  of  1934

                                For the Transition Period from ____     to  ____


                           Commission File No. 0-13150
                                 ----------------

                         CONCURRENT COMPUTER CORPORATION


          Delaware                                             04-2735766
   ----------------------                                   ------------------
  (State of Incorporation)                                 (I.R.S.Employer
                                                            Identification  No.)


                      4375 River Green Parkway, Duluth, GA  30096
                              Telephone: (678) 258-4000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes  X      No___
                                               ---


Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of November 11, 1999 was 51,914,963.

PART  I     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                         CONCURRENT COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            THREE MONTHS ENDED
                                               SEPTEMBER 30,
                                              1999      1998
                                            --------  --------
                                                (UNAUDITED)
Net sales:
  Computer systems . . . . . . . . . . . .  $ 7,604   $ 6,728
  Service and other. . . . . . . . . . . .    8,080    10,146
                                            --------  --------
    Total. . . . . . . . . . . . . . . . .   15,684    16,874

Cost of sales:
  Computer systems . . . . . . . . . . . .    3,790     3,014
  Service and other. . . . . . . . . . . .    4,254     5,111
                                            --------  --------
    Total. . . . . . . . . . . . . . . . .    8,044     8,125
                                            --------  --------

Gross margin . . . . . . . . . . . . . . .    7,640     8,749

Operating expenses:
  Selling, general and administrative. . .    6,156     5,833
  Research and development . . . . . . . .    2,222     2,704
  Restructuring and relocation . . . . . .    2,367         -
                                            --------  --------

Total operating expenses . . . . . . . . .   10,745     8,537
                                            --------  --------

Operating income (loss). . . . . . . . . .   (3,105)      212

Interest income (expense) - net. . . . . .       10       (26)
Other non-recurring income (expense) . . .      761      (429)
Other expense - net. . . . . . . . . . . .      (67)     (183)
                                            --------  --------

Loss before provision for income taxes . .   (2,401)     (426)

Provision for income taxes . . . . . . . .      150         -
                                            --------  --------

Net loss available to common shareholders.  $(2,551)  $  (426)
                                            ========  ========

Basic and diluted net loss per share . . .  $ (0.05)  $ (0.01)
                                            ========  ========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                         CONCURRENT  COMPUTER  CORPORATION
                    CONDENSED  CONSOLIDATED  BALANCE  SHEETS
                            (DOLLARS  IN  THOUSANDS)



                                                                 SEPT. 30,     JUNE 30,
                                                                    1999         1999
                                                                ------------  ----------
        ASSETS                                                         (UNAUDITED)

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $     4,812   $   6,872
  Accounts receivable - net. . . . . . . . . . . . . . . . . .       16,786      14,879
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .        5,015       4,641
  Prepaid expenses and other current assets. . . . . . . . . .        1,354       1,053
                                                                ------------  ----------
    Total current assets . . . . . . . . . . . . . . . . . . .       27,967      27,445
Property, plant and equipment - net. . . . . . . . . . . . . .       11,269      10,936
Facilities held for sale . . . . . . . . . . . . . . . . . . .            -       1,223
Other long-term assets . . . . . . . . . . . . . . . . . . . .        1,084         965
    Total assets . . . . . . . . . . . . . . . . . . . . . . .  $    40,320   $  40,569
                                                                ============  ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses. . . . . . . . . . . .  $    10,353   $   8,973
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . .        2,788       3,778
                                                                ------------  ----------
    Total current liabilities. . . . . . . . . . . . . . . . .       13,141      12,751

Long-term liabilities. . . . . . . . . . . . . . . . . . . . .        1,885       1,807
    Total liabilities. . . . . . . . . . . . . . . . . . . . .       15,026      14,558
                                                                ------------  ----------

Stockholders' equity:
  Common stock . . . . . . . . . . . . . . . . . . . . . . . .          492         485
  Capital in excess of par value . . . . . . . . . . . . . . .      100,331      98,916
  Accumulated deficit after eliminating accumulated deficit of
    $81,826 at December 31, 1991, date of quasi-reorganization      (75,407)    (72,856)
  Treasury stock . . . . . . . . . . . . . . . . . . . . . . .          (58)        (58)
  Cumulative translation adjustment. . . . . . . . . . . . . .          (64)       (476)
    Total stockholders' equity . . . . . . . . . . . . . . . .       25,294      26,011
                                                                ------------  ----------

Total liabilities and stockholders' equity . . . . . . . . . .  $    40,320   $  40,569
                                                                ============  ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         CONCURRENT COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                               1999      1998
                                                             --------  ---------
                                                                 (UNAUDITED)
OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . .  $(2,551)  $   (426)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Loss on dissolution of subsidiary . . . . . . . . . . .        -        429
    Depreciation, amortization and other. . . . . . . . . .    1,363      1,289
    Other non-cash expenses . . . . . . . . . . . . . . . .      129          6
    Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . .   (1,911)     3,413
      Inventories . . . . . . . . . . . . . . . . . . . . .     (499)        54
      Prepaid expenses and other current assets . . . . . .     (606)      (539)
      Other long-term assets. . . . . . . . . . . . . . . .     (133)       204
      Accounts payable and accrued expenses . . . . . . . .    1,380     (2,637)
      Deferred revenue. . . . . . . . . . . . . . . . . . .     (990)       (48)
      Other long-term liabilities . . . . . . . . . . . . .       78        154
                                                             --------  ---------
  Total adjustments to net loss . . . . . . . . . . . . . .   (1,189)     2,325
                                                             --------  ---------

Net cash provided by (used in) operating activities . . . .   (3,740)     1,899
                                                             --------  ---------

INVESTING ACTIVITIES:
  Net additions to property, plant and equipment. . . . . .   (1,195)    (1,417)
  Proceeds from sale of facility. . . . . . . . . . . . . .    1,223          -
                                                             --------  ---------
Net cash provided by (used in) investing activities . . . .       28     (1,417)
                                                             --------  ---------

FINANCING ACTIVITIES:
  Payments of notes payable . . . . . . . . . . . . . . . .        -       (263)
  Proceeds from borrowings under revolving credit facility.    8,402     13,515
  Repayments of borrowings under revolving credit facility.   (8,402)   (14,328)
  Proceeds from sale and issuance of common stock . . . . .    1,422        100
                                                             --------  ---------
Net cash provided by (used in) financing activities . . . .    1,422       (976)
                                                             --------  ---------

Effect of exchange rates on cash and cash equivalents . . .      230        185
                                                             --------  ---------

Decrease in cash and cash equivalents . . . . . . . . . . .  $(2,060)  $   (309)
                                                             ========  =========

Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . .  $    52   $     69
                                                             ========  =========
    Income taxes (net of refunds) . . . . . . . . . . . . .  $    34   $    175
                                                             ========  =========

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

2.     BASIC  AND  DILUTED  LOSS  PER  SHARE

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

     Basic income (loss) per share is computed by dividing income (loss) after deduction of preferred stock dividends by the weighted average number of common shares outstanding during each year. Diluted income per share is computed by dividing income after deduction of preferred stock dividends by the weighted average number of shares including common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.

The number of shares used in computing basic and diluted loss per share for the three months ended September 30, 1999 and September 30, 1998 were 48,965,000 and 47,675,000, respectively. Because of the losses for these quarters, the common share equivalents are anti-dilutive and are not considered in the diluted EPS calculations.

3.     INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method. The components of inventories are as follows:

     (DOLLARS  IN  THOUSANDS)

                           SEPT. 30,   JUNE 30,
                              1999       1999
                           ----------  ---------
          Raw materials .  $    3,581  $   3,103
          Work-in-process       1,130      1,175
          Finished goods.         304        363
                           ----------  ---------
                           $    5,015  $   4,641
                           ==========  =========


4.     ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     The  components  of  accounts  payable and accrued expenses are as follows:

     (DOLLARS  IN  THOUSANDS)

                                    SEPT. 30,   JUNE 30,
                                       1999       1999
                                    ----------  ---------
     Accounts payable, trade . . .  $    3,232  $   2,941
     Accrued payroll, vacation and
       other employee expenses . .       3,976      4,314
     Restructuring reserve . . . .       1,153         90
     Other accrued expenses. . . .       1,992      1,628
                                    ----------  ---------
                                    $   10,353  $   8,973
                                    ==========  =========

5.     COMPREHENSIVE  INCOME

     Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS No. 130"). FAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company's total comprehensive is as follows:

      (DOLLARS IN THOUSANDS)           THREE MONTHS ENDED
                                          SEPTEMBER 30,
                                         1999     1998
                                       --------  ------

Net loss. . . . . . . . . . . . . . .  $(2,551)  $(426)

Other comprehensive income:
  Foreign currency translation gains.      412     820
                                       --------  ------

Total comprehensive income (loss) . .  $(2,139)  $ 394
                                       ========  ======

6.     SEGMENT  INFORMATION

     The Company operates its business in two reportable segments: real-time and video-on-demand ("VOD"). Its real-time segment is a leading provider of high-performance, real-time computer systems, solutions and software for commercial and government markets focusing on strategic market areas that include hardware-in-the-loop and man-in-the-loop simulation, data acquisition, industrial systems, and software and embedded applications. Its VOD segment is a leading supplier of digital video server systems to a wide range of industries serving a variety of markets, including the broadband/cable, hospitality, intranet/distance learning, and other related markets.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the consolidated financial statements and related footnotes for the fiscal year ended June 30, 1999 included in the Company's Annual Report on Form 10-K. Shared expenses are primarily allocated based 50 percent on revenues and 50 percent on headcount. There were no material intersegment sales or transfers. The following summarizes the operating income (expense) by segment for the quarter ended September 30, 1999:

(DOLLARS IN THOUSANDS)                   REAL-TIME     VOD      TOTAL
                                         ----------  --------  --------
Revenue . . . . . . . . . . . . . . . .  $   14,595  $ 1,089   $15,684

Cost of sales . . . . . . . . . . . . .       7,299      745     8,044
                                         ----------  --------  --------

Gross margin. . . . . . . . . . . . . .       7,296      344     7,640

Operating expenses other
     than restructuring and relocation.       5,183    3,195     8,378
Restructuring and relocation. . . . . .       1,208    1,159     2,367
                                         ----------  --------  --------

Total operating expenses. . . . . . . .       6,391    4,354    10,745
                                         ----------  --------  --------

Operating income (expense). . . . . . .  $      905  $(4,010)  $(3,105)
                                         ==========  ========  ========

It is impracticable to attain comparable information for the quarter ended September 30, 1998.

7.     RESTRUCTURING  AND  RELOCATION

     In August 1999, the Company relocated its Corporate Headquarters and its VOD Division to Duluth, Georgia. In connection with this move, the Company incurred employee relocation costs of $769,000, which is recorded as an operating expense in the condensed consolidated statement of operations for the quarter ended September 30, 1999.

     In addition to the relocation discussed above, management decided in the current quarter to "right-size" the Real-Time Division to bring its expenses in line with its anticipated revenues. In connection with these events, the Company recorded a $1.6 million restructuring provision as on operating expense in quarter ended September 30, 1999. This expense represents workforce reductions of approximately 38 employees in all areas of the Company. In the current quarter, cash expenditures of $0.4 million were made against this provision leaving a $1.2 million restructuring accrual at September 30, 1999.

8.     DISSOLUTION  OF  SUBSIDIARY

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

9.     SALE  OF  SUBSIDIARY

     On September 8, 1999, the Company entered into an agreement to sell the stock of Concurrent Vibrations, a wholly owned subsidiary of the Company's French subsidiary, to Data Physics, Inc. The transaction, which had an effective date of August 31, 1999, resulted in a gain of $761,000. This gain is recorded in other non-recurring items in the condensed consolidated statement of operations in the quarter ended September 30, 1999.

10.     SUBSEQUENT  EVENT

On October 28, 1999, the Company signed an agreement to merge with Vivid Technology ("Vivid"), a competitor in the VOD market. In connection with the merger, each share of outstanding Vivid capital stock was exchanged for 2.67831 shares of Concurrent company stock. In total, Concurrent issued 2,233,700 shares to the current stockholders of Vivid and has reserved 376,300 shares for issuance upon the exercise of assumed Vivid stock options. This transaction will be accounted for as a purchase in the second quarter of fiscal year 2000.

SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  NET  SALES

                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                   1999    1998
                                                  ------  ------
Net sales:
  Computer systems . . . . . . . . . . . . . . .   48.5%   39.9%
  Service and other. . . . . . . . . . . . . . .   51.5    60.1
                                                  ------  ------
    Total. . . . . . . . . . . . . . . . . . . .  100.0   100.0

Cost of sales (% of respective sales category):
  Computer systems . . . . . . . . . . . . . . .   49.8    44.8
  Service and other. . . . . . . . . . . . . . .   52.6    50.4
                                                  ------  ------
    Total. . . . . . . . . . . . . . . . . . . .   51.3    48.2
                                                  ------  ------

Gross margin . . . . . . . . . . . . . . . . . .   48.7    51.8

Operating expenses:
  Selling, general and administrative. . . . . .   39.3    34.6
  Research and development . . . . . . . . . . .   14.2    16.0
  Restructuring and relocation . . . . . . . . .   15.1       -
                                                  ------  ------

Total operating expenses . . . . . . . . . . . .   68.5    50.6
                                                  ------  ------

Operating income (loss). . . . . . . . . . . . .  (19.8)    1.3

Interest income (expense) - net. . . . . . . . .    0.1    (0.2)
Other non-recurring income (expense) . . . . . .    4.9    (2.5)
Other expense - net. . . . . . . . . . . . . . .   (0.4)   (1.1)
                                                  ------  ------

Loss before provision for income taxes . . . . .  (15.3)   (2.5)

Provision for income taxes . . . . . . . . . . .    1.0       -
                                                  ------  ------

Net loss available to common shareholders. . . .  (16.3)% (2.5)%
                                                  ======= ======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

THE QUARTER ENDED SEPTEMBER 30, 1999 COMPARED WITH THE QUARTER ENDED SEPTEMBER 30, 1998.

          Net product sales were $7.6 million for the quarter ended September 30, 1999 as compared with $6.7 million for the quarter ended September 30, 1998. Sales of VOD product were $1.1 million compared with $0 for the quarter ended
September 30, 1998. Sales of real-time remained essentially flat, at $6.5 million compared with $6.7 million for the comparable quarter in 1998. The increase in product sales reverses a trend of declining sales the Company has experienced for a number of years. The emergence of the VOD product, coupled with a renewed focus on real-time products in existing and new markets account for the improved results, despite declining sales of proprietary systems and the lower selling price of open systems as compared with proprietary products.

     Service revenues decreased from $10.1 million in the quarter ended September 30, 1998 to $8.1 million in the quarter ended September 30, 1999, continuing the decline experienced over the past years as customers move from proprietary systems to open systems which require less maintenance.

     Gross Margin. Gross margin decreased by $1.1 million to $7.6 million for the three months ended September 30, 1999 as compared to $8.7 million for the quarter ended September 30, 1998. The gross margin as a percentage of sales decreased from 51.8% in the quarter ended September 30, 1998 to 48.7% in the current quarter which is primarily due to the lower margin being realized in the very early stages of the VOD business.

     Operating Income (Loss). Operating income (loss) decreased $3.3 million to a loss of $3.1 million in the current quarter as compared with a profit of $0.2 million in the quarter ended September 30, 1998. This decrease is due to the $1.1 million decrease in gross margin discussed above and the $2.4 million restructuring and relocation provision recognized in the first quarter ended September 30, 1999 as discussed in Note 8 to the financial statements.

     Net Loss. Net loss increased from a loss of $0.4 million in the quarter ended September 30, 1998 to a loss of $2.6 million in the current quarter. The increased loss of $2.2 million is primarily due to the $2.4 million restructuring and relocation provision recognized in the first quarter ended September 30, 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's liquidity is dependent on many factors, including sales volume, operating profit ratio, debt service and the efficiency of asset use and turnover. The future liquidity of the Company depends to a significant extent on (i) the actual versus anticipated decline in sales of proprietary systems and service maintenance revenue; (ii) revenue growth from video-on-demand systems; and (iii) ongoing cost control actions. Liquidity will also be affected by: (i) timing of shipments which predominately occur during the last month of the quarter; (ii) the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles and which receivables are not included in the Company's borrowing base under its revolving credit facility; (iii) the sales level in the United States where related accounts receivable are included in the borrowing base of the Company's revolving credit facility; and (iv) the number of countries in which the Company will operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases.

     The Company used $3.7 million in operating activities in the first quarter of fiscal year 2000 compared to generating cash of $1.9 million in the same quarter of the previous year. The primary reason for the change is the cognizant investment by the Company in the initial launch of the VOD business and resultant increase in working capital.

          The Company has an agreement providing for an $8 million revolving credit facility through August 1, 2000. At September 30, 1999, the outstanding balance under the revolving credit facility was $0. Borrowings under the revolving credit facility bear interest at the prime rate plus .75% and are secured by substantially all of its domestic assets.

     The Company invested $1.2 million and $1.4 million in property, plant and equipment during the three-month periods ended September 30, 1999 and 1998, respectively. Current year capital expenditures primarily relate to computer, development and loaner equipment for the VOD Division and leasehold improvements for the Real-Time Division's new administrative offices.

     The Company received $1.4 million in proceeds from the issuance of new shares of common stock to employees and directors who exercised stock options during the three month period ended September 30, 1999 compared to $0.1 million during the three month period ended September 30, 1998.

     At September 30, 1999, the Company did not have any material commitments for capital expenditures. The Company believes that its existing cash balances, available credit facilities and funds generated by operations will be sufficient to meets its anticipated working capital and capital expenditure requirements for the foreseeable future.

YEAR  2000

     The Company has been aggressively addressing Year 2000 issues related to the processing of date-sensitive data. A cross-functional team was assembled, and a determination was made as to which systems were Year 2000 non-compliant. The Company believes that all of the critical financial, manufacturing, R&D and other systems are fully compliant. All costs associated with making these systems Year 2000 compliant have been expensed as incurred.

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

PART  II     OTHER  INFORMATION

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On October 28, 1999, the Company entered into an Agreement and Plan of Merger with Vivid Technology, Inc. The shares received by the shareholders of Vivid Technology, Inc. (the "Vivid Shareholders") as a result of this transaction were exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) of the Securities Act. No solicitation was made to sell these shares to the public and the Vivid Shareholders were each provided with all material information that was available regarding the Company. Each of the Vivid Shareholders is an accredited investor having sufficient knowledge and experience in financial and business matters necessary to evaluate the merits and risks of their investment. The Vivid Shareholders were informed that the transaction was being effected without registration under the Securities Act and that the shares they received pursuant to the acquisition of Vivid Technology could not be resold without registration under the Securities Act unless the sale is effected pursuant to an exemption from the registration requirements of the Securities Act. In connection with this transaction, the Company also entered into a Registration Rights Agreement, dated as of October 28, 1999 with the Vivid Shareholders.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)   Exhibits:

     (2.1)     Agreement  and  Plan  of  Merger,  dated  as  of October 28, 1999 between  and  among  the  Company  and  Vivid  Technology,  Inc.

     (4.1)     Registration  Rights  Agreement,  dated as of October 28, 1999 by and  between  the  Company  and  the  individuals  named  therein.

     (11)     Statement  on  computation  of  per  share  earnings

     (27)     Financial  Data  Schedule

(b)     Reports  on  Form  8-K.

          On September 13, 1999, the Company filed a Current Report on Form 8-K with respect to a change in certifying accountant. This report was amended with a Current Report on Form 8-K/A, which the Company filed on November 4, 1999. On November 11, 1999, the Company filed a Form 8-K announcing the acquisition of Vivid Technologies and the appointment of Steven R. Norton as the Company's Chief Financial Officer.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report for the quarter ended September 30, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November  15,  1999     CONCURRENT  COMPUTER  CORPORATION




                               By:   /s/  Steven  R.  Norton
                                     --------------------------
                                     Steven  R.  Norton
                                     Chief  Financial  Officer
                                    (Principal  Financial  and
                                     Accounting  Officer)