Form 10-Q
period 1999-12-31
CONCURRENT COMPUTER CORP/DE
filed 2000-02-15
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 --------------


                                    FORM 10-Q


       (Mark One)

           X       Quarterly Report Pursuant to Section 13 or 15(d) of
          ---          the Securities Exchange Act of 1934

                     For the Quarter Ended December 31, 1999

                                       or

              Transition Report Pursuant to Section 13 or 15(d) of
          ---          the Securities Exchange Act of 1934

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


Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of February 10, 2000 was 53,450,954.

PART  I     FINANCIAL  INFORMATION

ITEM  1.    FINANCIAL  STATEMENTS

                               CONCURRENT COMPUTER CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                                          DECEMBER 31,        DECEMBER 31,
                                                        1999       1998      1999      1998
                                                     -------------------  -------------------
                                                         (UNAUDITED)          (UNAUDITED)
Net sales:
  Computer systems. . . . . . . . . . . . . . . . .  $  9,458   $ 9,068   $ 17,062   $15,796
  Service and other . . . . . . . . . . . . . . . .     7,464    10,113     15,544    20,259
                                                     ---------  --------  ---------  --------
    Total . . . . . . . . . . . . . . . . . . . . .    16,922    19,181     32,606    36,055

Cost of sales:
  Computer systems. . . . . . . . . . . . . . . . .     5,043     4,244      8,833     7,258
  Service and other . . . . . . . . . . . . . . . .     4,126     5,103      8,380    10,214
                                                     ---------  --------  ---------  --------
    Total . . . . . . . . . . . . . . . . . . . . .     9,169     9,347     17,213    17,472
                                                     ---------  --------  ---------  --------

Gross margin. . . . . . . . . . . . . . . . . . . .     7,753     9,834     15,393    18,583

Operating expenses:
  Selling, general and administrative . . . . . . .     7,850     6,750     14,006    12,583
  Research and development. . . . . . . . . . . . .     2,409     2,545      4,631     5,249
  In-process computer software technology . . . . .    14,000         -     14,000         -
  Relocation and restructuring. . . . . . . . . . .         -         -      2,367         -
                                                     ---------  --------  ---------  --------

Total operating expenses. . . . . . . . . . . . . .    24,259     9,295     35,004    17,832
                                                     ---------  --------  ---------  --------

Operating income (loss) . . . . . . . . . . . . . .   (16,506)      539    (19,611)      751

Interest income (expense) - net . . . . . . . . . .        73       (30)        83       (56)
Other non-recurring income (expense). . . . . . . .         -       341        761       (88)
Other income (expense) - net. . . . . . . . . . . .       (38)      151       (105)      (32)
                                                     ---------  --------  ---------  --------

Income (loss) before provision for income taxes . .   (16,471)    1,001    (18,872)      575

Provision for income taxes. . . . . . . . . . . . .       150        86        300        86
                                                     ---------  --------  ---------  --------

Net income (loss) available to common shareholders.  $(16,621)  $   915   $(19,172)  $   489
                                                     =========  ========  =========  ========

Basic and diluted net income (loss) per share . . .  $  (0.32)  $  0.02   $  (0.38)  $  0.01
                                                     =========  ========  =========  ========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                           CONCURRENT COMPUTER CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                               (DOLLARS IN THOUSANDS)

                                                                DEC. 31,   JUNE 30,
                                                                  1999       1999
                                                                ---------  ---------
                               ASSETS                              (UNAUDITED)
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $  7,952   $  6,872
  Accounts receivable - net. . . . . . . . . . . . . . . . . .    14,769     14,879
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .     4,383      4,641
  Prepaid expenses and other current assets. . . . . . . . . .       706      1,053
                                                                ---------  ---------
    Total current assets . . . . . . . . . . . . . . . . . . .    27,810     27,445

Property, plant and equipment - net. . . . . . . . . . . . . .    11,474     10,936
Facilities held for sale . . . . . . . . . . . . . . . . . . .         -      1,223
Purchased developed computer software. . . . . . . . . . . . .     1,868          -
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,101          -
Other long-term assets . . . . . . . . . . . . . . . . . . . .     1,898        965
                                                                ---------  ---------
    Total assets . . . . . . . . . . . . . . . . . . . . . . .  $ 46,151   $ 40,569
                                                                =========  =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses. . . . . . . . . . . .  $  9,327   $  8,973
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . .     2,536      3,778
                                                                ---------  ---------
    Total current liabilities. . . . . . . . . . . . . . . . .    11,863     12,751

Other long-term liabilities. . . . . . . . . . . . . . . . . .     1,827      1,807
                                                                ---------  ---------
    Total liabilities. . . . . . . . . . . . . . . . . . . . .    13,690     14,558
                                                                ---------  ---------

Stockholders' equity:
  Common stock . . . . . . . . . . . . . . . . . . . . . . . .       532        485
  Capital in excess of par value . . . . . . . . . . . . . . .   124,384     98,916
  Accumulated deficit after eliminating accumulated deficit of
    $81,826 at December 31, 1991, date of quasi-reorganization   (92,028)   (72,856)
  Treasury stock . . . . . . . . . . . . . . . . . . . . . . .       (58)       (58)
  Cumulative translation adjustment. . . . . . . . . . . . . .      (369)      (476)
                                                                ---------  ---------
    Total stockholders' equity . . . . . . . . . . . . . . . .    32,461     26,011
                                                                ---------  ---------

Total liabilities and stockholders' equity . . . . . . . . . .  $ 46,151   $ 40,569
                                                                =========  =========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                         CONCURRENT COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                 DECEMBER 31,
                                                               1999       1998
                                                             ---------  ---------
                                                                 (UNAUDITED)
OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . . . . . . . . . . . .  $(19,172)  $    489
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Write-off of in-process software technology . . . . . .    14,000          -
    Loss on dissolution of subsidiary . . . . . . . . . . .         -        429
    Depreciation, amortization and other. . . . . . . . . .     2,747      2,551
    Other non-cash expenses . . . . . . . . . . . . . . . .       647         12
    Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . .       186      1,592
      Inventories . . . . . . . . . . . . . . . . . . . . .         8         75
      Prepaid expenses and other current assets . . . . . .      (179)      (433)
      Other long-term assets. . . . . . . . . . . . . . . .      (569)        98
      Accounts payable and accrued expenses . . . . . . . .       220       (769)
      Deferred revenue. . . . . . . . . . . . . . . . . . .    (1,242)    (2,455)
      Other long-term liabilities . . . . . . . . . . . . .        20        197
                                                             ---------  ---------
  Total adjustments to net income (loss). . . . . . . . . .    15,838      1,297
                                                             ---------  ---------
Net cash provided by (used in) operating activities . . . .    (3,334)     1,786
                                                             ---------  ---------

INVESTING ACTIVITIES:
  Net additions to property, plant and equipment. . . . . .    (2,168)    (2,238)
  Proceeds from sale of facility. . . . . . . . . . . . . .     1,223          -
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .        76          -
                                                             ---------  ---------
Net cash used in investing activities . . . . . . . . . . .      (869)    (2,238)
                                                             ---------  ---------

FINANCING ACTIVITIES:
  Payments of notes payable . . . . . . . . . . . . . . . .         -         (5)
  Proceeds from borrowings under revolving credit facility.         -     28,054
  Repayments of borrowings under revolving credit facility.         -    (28,255)
  Proceeds from sale and issuance of common stock . . . . .     5,352        390
                                                             ---------  ---------
Net cash provided by financing activities . . . . . . . . .     5,352        184
                                                             ---------  ---------

Effect of exchange rates on cash and cash equivalents . . .       (69)       312
                                                             ---------  ---------
Increase in cash and cash equivalents . . . . . . . . . . .     1,080         44

Cash and cash equivalents at beginning of period. . . . . .     6,872      5,733
                                                             ---------  ---------
Cash and cash equivalents at end of period. . . . . . . . .  $  7,952   $  5,777
                                                             =========  =========

Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . .  $    113   $    148
                                                             =========  =========
    Income taxes (net of refunds) . . . . . . . . . . . . .  $     70   $    318
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

2.     BASIC  AND  DILUTED  LOSS  PER  SHARE

     Basic income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each year. Diluted income (loss) per share is computed by dividing income (loss) by the weighted average number of shares including common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.

     The number of shares used in computing basic and diluted loss per share for the three months ended December 31, 1999 and the six months ended December 31, 1999 was 51,560,000 and 50,262,000, respectively. Because of the losses for these periods, the common share equivalents are anti-dilutive and are not considered in the diluted EPS calculations. The number of shares used in computing basic and diluted EPS for the three months ended December 31, 1998 was 47,852,000 and 49,214,000, respectively. The number of shares used in computing basic and diluted EPS for the six months ended December 31,1998 was 47,763,000 and 49,220,000, respectively.

3.     INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method. The components of inventories are as follows:

     (DOLLARS  IN  THOUSANDS)

                 DEC. 31,   JUNE 30,
                   1999       1999
                 ---------  ---------
Raw materials .  $   3,185  $   3,103
Work-in-process        891      1,175
Finished goods.        307        363
                 ---------  ---------
                 $   4,383  $   4,641
                 =========  =========

4.     ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     The  components  of  accounts  payable and accrued expenses are as follows:

     (DOLLARS IN THOUSANDS)

                               DEC. 31,   JUNE 30,
                                 1999       1999
                               ---------  ---------
Accounts payable, trade . . .  $   3,020  $   2,941
Accrued payroll, vacation and
  other employee expenses . .      3,599      4,314
Restructuring reserve . . . .        667         90
Other accrued expenses. . . .      2,041      1,628
                               ---------  ---------
                               $   9,327  $   8,973
                               =========  =========

5.     COMPREHENSIVE  INCOME

     Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS No. 130"). FAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company's total comprehensive income is as follows:

      (DOLLARS IN THOUSANDS)                   THREE MONTHS ENDED  SIX MONTHS ENDED
                                                  DECEMBER 31,       DECEMBER 31,
                                                 1999      1998     1999      1998
                                               ---------  ------  ---------  ------
Net income (loss) . . . . . . . . . . . . . .  $(16,621)  $  915  $(19,172)  $  489

Other comprehensive income (loss):
  Foreign currency translation gains (losses)      (305)     247       107    1,067
                                               ---------  ------  ---------  ------

Total comprehensive income (loss) . . . . . .  $(16,926)  $1,162  $(19,065)  $1,556
                                               =========  ======  =========  ======

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the consolidated financial statements and related footnotes for the fiscal year ended June 30, 1999 included in the Company's Annual Report on Form 10-K. Shared expenses are primarily allocated based 50 percent on revenues and 50 percent on headcount. There were no material intersegment sales or transfers. The following summarizes the operating income (expense) by segment for the quarter ended December 31, 1999:

                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                              DECEMBER 31, 1999                 DECEMBER 31, 1999
                                      ----------  ---------  ---------  ----------  ---------  ---------
                                      REAL-TIME      VOD       TOTAL    REAL-TIME      VOD       TOTAL
                                      ----------  ---------  ---------  ----------  ---------  ---------
Revenue. . . . . . . . . . . . . . .  $   14,802  $  2,120   $ 16,922   $   29,397  $  3,209   $ 32,606

Cost of sales. . . . . . . . . . . .       7,476     1,693      9,169       14,775     2,438     17,213
                                      ----------  ---------  ---------  ----------  ---------  ---------

Gross margin . . . . . . . . . . . .       7,326       427      7,753       14,622       771     15,393

Selling, general and administrative.       4,670     3,180      7,850        8,640     5,366     14,006
Research and development . . . . . .         962     1,447      2,409        2,175     2,456      4,631
In-process computer
     software technology . . . . . .           -    14,000     14,000            -    14,000     14,000
Relocation and restructuring . . . .           -         -          -        1,208     1,159      2,367
                                      ----------  ---------  ---------  ----------  ---------  ---------

Total operating expenses . . . . . .       5,632    18,627     24,259       12,023    22,981     35,004
                                      ----------  ---------  ---------  ----------  ---------  ---------

Operating income (expense) . . . . .  $    1,694  $(18,200)  $(16,506)  $    2,599  $(22,210)  $(19,611)
                                      ==========  =========  =========  ==========  =========  =========

It is impracticable to attain comparable information for the quarter and six months ended December 31, 1998.

7.     RESTRUCTURING  AND  RELOCATION

     In August 1999, the Company relocated its Corporate Headquarters and its VOD Division to Duluth, Georgia. In connection with this move, the Company incurred employee relocation costs of $769,000, which is recorded as an operating expense in the condensed consolidated statement of operations for the quarter ended September 30, 1999.

     In addition to the relocation discussed above, management decided in the first quarter to "right-size" the Real-Time Division to bring its expenses in line with its anticipated revenues. In connection with these events, the Company recorded a $1.6 million restructuring provision as on operating expense in quarter ended September 30, 1999. This expense represents workforce reductions of approximately 38 employees in all areas of the Company. Cash expenditures of $0.4 million and $0.5 million were made against this provision in the first and second quarters, respectively, leaving a $0.7 million restructuring accrual at December 31, 1999.

8.     DISSOLUTION  OF  SUBSIDIARY

     During the quarter ended September 30, 1998, the Company dissolved its subsidiary Concurrent Computer Corporation France (the "French Branch"). In connection with the dissolution, all assets and liabilities of the French Branch were assumed by the Company. A loss of $429,000, representing the write off of the French Branch's cumulative translation adjustment, was recorded as other non-recurring charges in the condensed consolidated statement of operations. The Company continues to operate a French Subsidiary, Concurrent Computer Corporation S.A.

9.     SALE  OF  SUBSIDIARY

     On September 8, 1999, the Company entered into an agreement to sell the stock of Concurrent Vibrations, a wholly owned subsidiary of Concurrent Computer Corporation S.A., to Data Physics, Inc. The transaction, which had an effective date of August 31, 1999, resulted in a gain of $761,000. This gain is recorded in other non-recurring items in the condensed consolidated statement of operations in the quarter ended September 30, 1999.

10.     ACQUISITION  OF  VIVID  TECHNOLOGY

     On October 28, 1999, the Company acquired Vivid Technology ("Vivid") for total consideration of $19.8 million, consisting of 2,233,689 shares of common stock valued at $16.8 million, $0.2 million of acquisition costs, and 378,983 shares reserved for future issuance upon exercise of stock options with a value of $2.8 million. The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded based on their fair values at the date of the acquisition. The purchase price allocation and the respective useful lives of the intangible assets are as follows:

                                                  Allocation    Life
Working Capital. . . . . . . . . . . . . . . . .  $        72
Fixed Assets . . . . . . . . . . . . . . . . . .          257
Other Long-Term Assets . . . . . . . . . . . . .           13
Developed Completed Computer Software Technology        1,900  10 yrs
Employee Workforce . . . . . . . . . . . . . . .          400   3 yrs
Goodwill . . . . . . . . . . . . . . . . . . . .        3,153  10 yrs
In-Process Computer Software Technology. . . . .       14,000

Amortization of intangible assets is on a straight line basis over the assets' estimated useful life. Vivid's operations are included in the condensed consolidated statements of operations from the date of acquisition.

At the acquisition date, Vivid had one product under development that had not demonstrated technological or commercial feasibility. This product was the Vivid interactive video-on-demand integrated system. The in-process technology has no alternative use in the event that the proposed product does not prove to be feasible. This development effort falls within the definition of In-Process Research and Development ("IPR&D") contained in Statement of Financial Accounting Standards ("SFAS") No. 2 and was expensed in the second quarter as a one-time charge.

Vivid's interactive video-on-demand system is specifically being designed to integrate with the most popular digital set-top boxes used by General Instruments Corporation. The system is also expected to be compatible with the digital set-top boxes used by other leading cable operators such as Philips, Panasonic, Sony, etc. Vivid's VOD server is based on a cluster of Microsoft Windows NT computers with proprietary hardware and software added to provide high video streaming capacity and fault tolerance. The Vivid VOD system is being designed to eventually provide VOD service including pause, rewind, and fast forward VCR-like functions. The system will also provide necessary back office support software for video content management, video selection graphical user interface, subscriber management, purchase management, billing interfaces, content provider account settlement and consumer marketing feedback. In addition, the Vivid VOD system is being designed to support other interactive applications such as on-line banking, home shopping, merchandising and on-demand/addressable advertising.

The in-process computer software technology was estimated to be 80% complete at the date of acquisition and was estimated to cost an additional $650,000 to complete the VOD system technology project in December of 2000. A variety of tasks are yet to be completed which are required in order for the technology to become commercially acceptable in the VOD marketplace including the following:

  - The Content Manager, which is used to load movies from studios, does not have the functionality necessary to create a royalty payment affidavit which is required for the cable operators to pay the required royalties to the movie studios. Also, the Content Manager, which has been implemented using a SQL data base, will need to be ported to other relational data bases such as Oracle to support high end data base applications.
  - The Resource Manager has been alpha tested; however, an advanced beta test has not been completed which would validate its ability to scale up to the required number of subscribers or connections in an actual commercial deployment.
  - The Subscriber Manager, which has been implemented using a SQL data base, will need to be ported to other relational data bases such as Oracle to support high end data base applications.
  - The Set top VOD application will need to be tested under advanced beta test conditions to ensure that the back channel key stroke system performance can fulfill operational requirements.
  - The Hub Server, or video pump, will need to be tested under full load in an operational environment to ensure stability over an extended period of time. The random conditions resulting from the in home use of tens of thousands of subscribers can only be simulated in an advanced beta test which has yet to be performed.

The method used to allocate the purchase consideration to in-process research and development ("IPR&D") was the modified income approach. Under the income approach, fair value reflects the present value of the projected free cash flows that will be generated by the IPR&D project and that is attributable to the acquired technology, if successfully completed. The modified income approach takes the income approach, modified to include the following factors:

  -   Analysis  of  the  stage  of  completion  of  each  project
  - Exclusion of value related to research and development yet-to-be completed as part of the on-going IPR&D projects; and
  -   The  contribution  of  existing  products/technologies.

The projected revenues used in the income approach are based upon the incremental revenues likely to be generated upon completion of the project and the beginning of commercial sales, as estimated by Company management. The projections assume that the product will be successful and the products' development and commercialization are as set forth by management. The discount rate used in this analysis is an after-tax rate of 28%.

Consistent with the Company's policy for internally developed software, the Company determined the amounts to be allocated to IPR&D based on whether technological feasibility had been achieved and whether there was any alternative future use for the technology. As of the date of the acquisition, the Company concluded that the IPR&D had no alternative future use after taking into consideration the potential for usage of the software in different products, resale of the software and internal usage.

The following unaudited proforma information presents the results of operations of the Company as if the acquisition had taken place on July 1, 1998 and includes the one-time charge related to the write-off of the purchased IPR&D of $14 million:

                                                  Six Months       Six Months
                                                     Ended            Ended
                                                 Dec. 31, 1999    Dec. 31, 1998
                                                ---------------  ---------------
Revenues . . . . . . . . . . . . . . . . . . .  $       32,960   $       36,455
Net income (loss). . . . . . . . . . . . . . .         (19,868)         (14,220)

Basic and Diluted Net Income (loss) Per Share.  $        (0.37)  $        (0.28)
                                                ===============  ===============

SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  NET  SALES

                                               THREE MONTHS ENDED  SIX MONTHS ENDED
                                                   DECEMBER 31,    DECEMBER 31,
                                                   1999     1998     1999    1998
                                                  -------  ------  -------  ------
Net sales:
  Computer systems . . . . . . . . . . . . . . .    55.9%   47.3%    52.3%   43.8%
  Service and other. . . . . . . . . . . . . . .    44.1    52.7     47.7    56.2
                                                  -------  ------  -------  ------
    Total. . . . . . . . . . . . . . . . . . . .   100.0   100.0    100.0   100.0

Cost of sales (% of respective sales category):
  Computer systems . . . . . . . . . . . . . . .    53.3    46.8     51.8    45.9
  Service and other. . . . . . . . . . . . . . .    55.3    50.5     53.9    50.4
                                                  -------  ------  -------  ------
    Total. . . . . . . . . . . . . . . . . . . .    54.2    48.7     52.8    48.5
                                                  -------  ------  -------  ------

Gross margin . . . . . . . . . . . . . . . . . .    45.8    51.3     47.2    51.5

Operating expenses:
  Selling, general and administrative. . . . . .    46.4    35.2     43.0    34.9
  Research and development . . . . . . . . . . .    14.2    13.3     14.2    14.6
  In process computer software technology. . . .    82.7       -     42.9       -
  Relocation and restructuring . . . . . . . . .       -       -      7.3       -
                                                  -------  ------  -------  ------

Total operating expenses . . . . . . . . . . . .   143.4    48.5    107.4    49.5
                                                  -------  ------  -------  ------

Operating income (loss)
                                                   (97.5)    2.8    (60.1)    2.1

Interest income (expense) - net. . . . . . . . .     0.4    (0.2)     0.3    (0.2)
Other non-recurring income (expense) . . . . . .       -     1.8      2.3    (0.2)
Other income (expense) - net . . . . . . . . . .    (0.2)    0.8     (0.3)   (0.1)

Income (loss) before provision for income taxes.   (97.3)    5.2    (57.9)    1.6

Provision for income taxes . . . . . . . . . . .     0.9     0.4      0.9     0.2
                                                  -------  ------  -------  ------

Net income (loss). . . . . . . . . . . . . . . .  (98.2)%    4.8%  (58.8)%    1.4%
                                                  =======  ======  =======  ======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

THE QUARTER ENDED DECEMBER 31, 1999 COMPARED WITH THE QUARTER ENDED DECEMBER 31, 1998.

     Net product sales were $9.5 million for the quarter ended December 31, 1999 as compared with $9.1 million for the quarter ended December 31, 1998. This increase relates to sales of VOD product, which increased from $0.2 million in the quarter ended December 31, 1998 to $2.1 million in the current quarter. The increase in product sales reverses a trend of declining Real-Time product sales the Company has experienced for a number of years. The expansion of the VOD business, coupled with a renewed focus on real-time products in existing and new markets account for the improved results, despite declining sales of proprietary systems and the lower selling price of open systems as compared with proprietary products.

     Service revenues decreased from $10.1 million in the quarter ended December 31, 1998 to $7.5 million in the quarter ended December 31, 1999, continuing the decline experienced over the past years as customers move from proprietary systems to open systems which require less maintenance.

     Gross Margin decreased by $2.1 million to $7.8 million for the three months ended December 31, 1999 as compared to $9.8 million for the quarter ended December 31, 1998. The gross margin as a percentage of sales decreased from 51.3% in the quarter ended December 31, 1998 to 45.8% in the current quarter which is primarily due to the first large scale commercial deployment of a VOD system in the cable television industry during the current quarter.

     Operating Income (Loss) decreased $17.0 million to a loss of $16.5 million in the current quarter as compared with a profit of $0.5 million in the quarter ended December 31, 1998. This decrease is primarily due a $14.0 million write-off of in-process computer software technology in connection with the acquisition of Vivid Technology (see Note 10 to the financial statements) and the inclusion of Vivid Technology's operating expenses in the current quarter with only a nominal increase in revenue.

     Net Income (Loss) decreased $17.5 million from an income of $0.9 million in the quarter ended December 31, 1998 to a loss of $16.6 million in the current quarter. The decrease is primarily due to the decrease in operating income discussed above.

THE SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1998.

     Net product sales were $17.1 million for the six months ended December 31, 1999 as compared with $15.8 million for the six months ended December 31, 1998. This increase relates to sales of VOD product, which increased from $0.2 million in the six months ended December 31, 1998 to $3.2 million in the current six-month period. The increase in VOD product sales was partially offset by a decline in sales of real-time products of $1.7 million resulting from declining sales of proprietary systems and the lower selling price of open systems as compared with proprietary products.

     Service revenues decreased from $20.3 million in the six months ended December 31, 1998 to $15.5 million in the six months ended December 31, 1999, continuing the decline experienced over the past years as customers move from proprietary systems to open systems which require less maintenance.

     Gross Margin decreased by $3.2 million to $15.4 million for the six months ended December 31, 1999 as compared to $18.6 million for the six months ended December 31, 1998. The gross margin as a percentage of sales decreased from 51.5% in the six months ended December 31, 1998 to 47.2% in the current six-month period which is primarily due to the lower margin realized in the very early stages of the VOD business.

     Operating Income (Loss) decreased $20.4 million to a loss of $19.6 million in the current six-month period as compared with a profit of $0.8 million in the six months ended December 31, 1998. This decrease is primarily due to a $14.0 million write-off of in-process computer software technology in connection with the acquisition of Vivid Technology (see Note 10 to the financial statements), the inclusion of Vivid Technology's operating expenses in the current quarter, and $2.4 million of restructuring and relocation provision recognized in the quarter ended September 30, 1999 (see Note 8 to the financial statements).

     Net Income (Loss) decreased $19.7 million from an income of $0.5 million in the six months ended December 31, 1998 to a loss of $19.2 million in the current six-month period. The decrease is primarily due to the decrease in operating income discussed above.

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

     The Company used cash of $3.3 million in operating activities in the first six months of fiscal year 2000 compared to generating cash of $1.8 million in the first six months of the previous year primarily due to the loss generated by the VOD business. The Company has an agreement providing for an $8 million revolving credit facility through August 1, 2000. At December 31, 1999, no amounts were outstanding under the revolving credit facility. Borrowings under the revolving credit facility bear interest at the prime rate plus .75% and are secured by substantially all of the Company's domestic assets.

     The Company invested $2.2 million in property, plant and equipment during each of the six-month periods ended December 31, 1999 and 1998, respectively. Current year capital expenditures primarily relate to computer, development and loaner equipment for the VOD Division and leasehold improvements for the Real-Time Division's new administrative offices.

     The Company received $5.4 million in proceeds from the issuance of new shares of common stock to employees and directors who exercised stock options during the six-month period ended December 31, 1999 compared to $0.4 million during the six-month period ended December 31, 1998.

     At December 31, 1999, the Company did not have any material commitments for capital expenditures. The Company believes that its existing cash balances, available credit facilities and funds generated by operations will be sufficient to meets its anticipated working capital and capital expenditure requirements for the foreseeable future.

YEAR  2000

     The Company has aggressively addressed Year 2000 issues related to the processing of date-sensitive data. A cross-functional team was assembled, and a determination was made as to which systems were Year 2000 non-compliant. The Company believes that all of the critical financial, manufacturing, R&D and other systems are fully compliant. All costs associated with making these systems Year 2000 compliant have been expensed as incurred and have been insignificant.

     Concurrent has reviewed customer and supplier relationships, and has a Year 2000 software product available which many of our customers have implemented. While the Company has taken all reasonable efforts, including direct mailings and internet web site, to make information on the Year 2000 readiness of its products available to its customers, this information may not have reached all customers, particularly third-party customers. Although the Company believes it has addressed Year 2000 readiness issues related to its products and through February 11, 2000 has not experienced any significant Year 2000 issues, there may be disruptions and/or product failures that are unforeseen.

     The Company has requested, and in many cases obtained, assurances from its major suppliers that they have addressed these issues and that products procured by the Company will function properly in the Year 2000.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  OF  MARKET  RISK

As of December 31, 1999, the Company had cash and cash equivalents of $8.0 million invested in liquid money market funds or bank accounts with average maturities of less than 90 days. The cash and cash equivalents are subject to interest rate risk and we may receive higher or lower interest income if market interest rates increase or decrease. A hypothetical increase or decrease in market interest rates by 10 percent from levels at March 31, 1999 would not have a material impact on our cash or cash equivalents.

We currently conduct business in a number of foreign countries and we plan to conduct business in additional regions outside of the United States. A decrease in the value of foreign currencies relative to the U.S. dollar could result in losses from foreign currency translations. The Company does not currently hedge its foreign currency risk.

PART  II     OTHER  INFORMATION

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits:

       (10.1)   Amended  and Restated Employment Agreement of Daniel S. Dunleavy
       (10.2)   Amended and Restated Employment Agreement of Steve G. Nussrallah
       (10.3)   Employment  Agreement  of  Steven  R.  Norton

       (11)     Statement  on  computation  of  per  share  earnings

       (27)     Financial  Data  Schedule

(b)     Reports  on  Form  8-K.

     On January 4, 2000, the Company filed a Current Report on Form 8-K announcing the promotion of Steve Nussrallah to President and Chief Executive Officer of the Company effective January 1, 2000. In addition, on January 11, 2000, the Company filed a Current Report on Form 8-K/A which amended the Form 8-K filed on November 12, 1999 announcing the acquisition of Vivid Technology, Inc.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report for the quarter ended December 31, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February  14,  2000     CONCURRENT  COMPUTER  CORPORATION




                             By:   /s/ Steven R. Norton
                                   ----------------------
                                   Steven R. Norton
                                   Chief  Financial  Officer
                                   (Principal Financial and Accounting Officer)