Form 10-Q
period 2000-03-31
CONCURRENT COMPUTER CORP/DE
filed 2000-05-15
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 --------------


                                    FORM 10-Q


                                   (Mark One)

           X       Quarterly Report Pursuant to Section 13 or 15(d) of
          ---          the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2000

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

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of May 8, 2000 was 53,860,762.

PART  I     FINANCIAL  INFORMATION

ITEM  1.    FINANCIAL  STATEMENTS

                           CONCURRENT COMPUTER CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   MARCH 31,           MARCH 31,
                                              2000        1999      2000       1999
                                          ------------  --------  ---------  --------
                                                  (Unaudited)          (Unaudited)
Net sales:
  Product sales
    Real-time systems                     $     6,367   $ 8,215   $ 20,220   $23,779
    Video-on-demand systems                     3,703       351      6,912       583
                                          ------------  --------  ---------  --------
      Total product sales                      10,070     8,566     27,132    24,362
  Service and other                             6,950     9,110     22,494    29,369
                                          ------------  --------  ---------  --------
      Total                                    17,020    17,676     49,626    53,731


Cost of sales
  Real-time and video-on-demand systems         5,235     3,403     14,068    10,661
  Service and other                             3,995     5,016     12,375    15,230
                                          ------------  --------  ---------  --------
      Total                                     9,230     8,419     26,443    25,891
                                          ------------  --------  ---------  --------
Gross margin                                    7,790     9,257     23,183    27,840

Operating expenses:
  Sales and marketing                           4,728     4,880     14,978    13,846
  Research and development                      2,685     2,371      7,316     7,620
  General and administrative                    2,476     1,444      6,232     5,061
  Cost of purchased in process computer
    software technology                             -         -     14,000         -
  Relocation and restructuring                      -         -      2,367         -
                                          ------------  --------  ---------  --------
      Total operating expenses                  9,889     8,695     44,893    26,527
                                          ------------  --------  ---------  --------

Operating income (loss)                        (2,099)      562    (21,710)    1,313

Interest income (expense) - net                    53       (11)       136       (67)
Other non-recurring income (expense)                -         -        761       (88)
Other income (expense) - net                      (19)     (205)      (124)     (237)
                                          ------------  --------  ---------  --------
Income (loss) before income taxes              (2,065)      346    (20,937)      921

Provision for income taxes                        150        52        450       138
                                          ------------  --------  ---------  --------
Net income (loss)                         $    (2,215)  $   294   $(21,387)  $   783
                                          ============  ========  =========  ========

Net income (loss) per share
      Basic                               $     (0.04)  $  0.01   $  (0.42)  $  0.02
                                          ============  ========  =========  ========
      Diluted                             $     (0.04)  $  0.01   $  (0.42)  $  0.02
                                          ============  ========  =========  ========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                             CONCURRENT COMPUTER CORPORATION
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (DOLLARS IN THOUSANDS)


                                                                 MARCH 31,     JUNE 30,
                                                                    2000         1999
           ASSETS                                               (Unaudited)
                                                                ------------  ----------
Current assets:
  Cash and cash equivalents                                     $     6,093   $   6,872
  Accounts receivable - net                                          17,240      14,879
  Inventories                                                         4,764       4,641
  Prepaid expenses and other current assets                             871       1,053
                                                                ------------  ----------
    Total current assets                                             28,968      27,445
                                                                ------------  ----------

Property, plant and equipment - net                                  11,533      10,936
Facilities held for sale                                                  -       1,223
Purchased developed computer software                                 1,821           -
Goodwill                                                              3,022           -
Other long-term assets                                                1,764         965
                                                                ------------  ----------
    Total assets                                                $    47,108   $  40,569
                                                                ============  ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                         $    11,298   $   8,973
  Deferred revenue                                                    3,213       3,778
                                                                ------------  ----------
    Total current liabilities                                        14,511      12,751
                                                                ------------  ----------

Other long-term liabilities                                           1,674       1,807
                                                                ------------  ----------
    Total liabilities                                                16,185      14,558
                                                                ------------  ----------
Stockholders' equity:
  Common stock                                                          537         485
  Capital in excess of par value                                    125,492      98,916
  Accumulated deficit after eliminating accumulated deficit of
    $81,826 at December 31, 1991, date of quasi-reorganization      (94,243)    (72,856)
  Treasury stock                                                        (58)        (58)
  Accumulated other comprehensive loss                                 (805)       (476)
                                                                ------------  ----------
    Total stockholders' equity                                       30,923      26,011
                                                                ------------  ----------
Total liabilities and stockholders' equity                      $    47,108   $  40,569
                                                                ============  ==========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                         CONCURRENT COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN THOUSANDS)


                                                              NINE MONTHS ENDED
                                                                   MARCH 31,
                                                               2000       1999
                                                             --------------------
                                                                  (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                            $(21,387)  $    783
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Write-off of in-process software technology                14,000          -
    Loss on dissolution of subsidiary                               -        429
    Depreciation, amortization and other                        4,143      3,701
    Other non cash expenses                                     1,001         19
    Changes in operating assets and liabilities:
       Accounts receivable                                     (2,326)     2,782
       Inventories                                               (523)       423
       Prepaid expenses and other current assets                 (558)      (753)
       Other long-term assets                                    (483)       192
       Accounts payable and accrued expenses                    1,941     (3,809)
       Deferred revenue                                          (565)      (420)
       Other long-term liabilities                               (133)        70
                                                             ---------  ---------
  Total adjustments to net income (loss)                       16,497      2,634
                                                             ---------  ---------
Net cash provided by (used in) operating activities            (4,890)     3,417

INVESTING ACTIVITIES
  Net additions to property, plant and equipment               (3,297)    (2,957)
  Proceeds from sale of facility                                1,223          -
  Other                                                            76          -
                                                             ---------  ---------
Net cash used in investing activities                          (1,998)    (2,957)

FINANCING ACTIVITIES
  Payments of notes payable                                         -       (425)
  Proceeds from borrowings under revolving credit facility          -     39,995
  Repayments of borrowings under revolving credit facility          -    (41,118)
  Proceeds from sale and issuance of common stock               6,552        969
                                                             ---------  ---------
Net cash provided by (used in) financing activities             6,552       (579)

Effect of exchange rates on cash and cash equivalents            (443)        (7)
                                                             ---------  ---------
Decrease in cash and cash equivalents                            (779)      (126)
Cash and cash equivalents at beginning of period                6,872      5,733
                                                             ---------  ---------
Cash and cash equivalents at end of period                   $  6,093   $  5,607
                                                             =========  =========
Cash paid during the period for:
  Interest                                                   $    163   $    190
                                                             =========  =========
  Income taxes (net of refunds)                              $    230   $    875
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

2.   BASIC  AND  DILUTED  NET  INCOME  (LOSS)  PER  SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.

     The number of shares used in computing basic and diluted net loss per share for the three months ended March 31, 2000 and the nine months ended March 31, 2000 was 53,503,000 and 51,335,000, respectively. Because of the losses for these periods, the common share equivalents are anti-dilutive and are not considered in the diluted EPS calculations. The number of shares used in computing basic and diluted net income per share for the three months ended
March 31, 1999 was 48,043,000 and 50,981,000, respectively. The number of shares used in computing basic and diluted EPS for the nine months ended March 31, 1999 was 47,855,000 and 49,186,000, respectively.

3.    INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method. The components of inventories are as follows:

     (DOLLARS  IN  THOUSANDS)

                               MARCH 31,   JUNE 30,
                                 2000        1999

             Raw materials    $    3,403  $   3,103
             Work-in-process       1,022      1,175
             Finished goods          339        363
                              ----------  ---------
                              $    4,764  $   4,641
                              ==========  =========

4.   ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     The  components  of  accounts  payable and accrued expenses are as follows:

     (DOLLARS  IN  THOUSANDS)

                                             MARCH 31,   JUNE 30,
                                               2000        1999
             Accounts payable, trade        $    3,383  $   2,941
             Accrued payroll, vacation and
               other employee expenses           5,103      4,314
             Restructuring reserve                 321         90
             Other accrued expenses              2,491      1,628
                                            ----------  ---------
                                            $   11,298  $   8,973
                                            ----------  ---------


5.   COMPREHENSIVE  INCOME  (LOSS)

     Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS No. 130"). FAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company's total comprehensive income (loss) is as follows:

            (DOLLARS IN THOUSANDS)            THREE MONTHS ENDED  NINE MONTHS ENDED
                                                    MARCH 31,         MARCH 31,
                                                 2000     1999     2000      1999
                                               --------  ------  ---------  ------
Net income (loss)                              $(2,215)  $ 294   $(21,387)  $  783

Other comprehensive income (loss):
  Foreign currency translation gains (losses)     (436)   (559)      (329)     508
                                               --------  ------  ---------  ------
Total comprehensive income (loss)              $(2,651)  $(265)  $(21,716)  $1,291
                                               ========  ======  =========  ======

6.    SEGMENT  INFORMATION

     The Company operates its business in two divisions: real-time and video-on-demand ("VOD"). Its Real-Time division is a leading provider of high-performance, real-time computer systems, solutions and software for commercial and government markets focusing on strategic market areas that include hardware-in-the-loop and man-in-the-loop simulation, data acquisition, industrial systems, and software and embedded applications. Its VOD division is a leading supplier of digital video server systems to a wide range of industries serving a variety of markets, including the broadband/cable, hospitality, intranet/distance learning, and other related markets.

     The accounting policies of the divisions are the same as those described in the summary of significant accounting policies in the consolidated financial statements and related footnotes for the fiscal year ended June 30, 1999 included in the Company's Annual Report on Form 10-K. Shared expenses are primarily allocated based 50 percent on revenues and 50 percent on headcount. There were no material intersegment sales or transfers. The following summarizes the operating income (loss) by segment for the three-month and nine-month periods ended March 31, 2000:

                                    THREE MONTHS ENDED MARCH 31, 2000   NINE MONTHS ENDED MARCH 31, 2000
                                    REAL-TIME        VOD        TOTAL    REAL-TIME     VOD       TOTAL
                                  ------------  ------------  --------  ----------  ---------  ---------
                                                   (Unaudited)                     (Unaudited)
Net sales:
  Product sales                   $      6,367  $     3,703   $10,070   $   20,220  $  6,912   $ 27,132
  Service and other                      6,950            -     6,950       22,494         -     22,494
                                  ------------  ------------  --------  ----------  ---------  ---------
     Total                              13,317        3,703    17,020       42,714     6,912     49,626

Cost of sales:
  Systems                                2,921        2,314     5,235        9,316     4,752     14,068
  Service and other                      3,995            -     3,995       12,375         -     12,375
                                  ------------  ------------  --------  ----------  ---------  ---------
     Total                               6,916        2,314     9,230       21,691     4,752     26,443
                                  ------------  ------------  --------  ----------  ---------  ---------

Gross margin                             6,401        1,389     7,790       21,023     2,160     23,183

Operating expenses
  Sales and marketing                    2,768        1,960     4,728        9,163     5,815     14,978
  Research and development               1,094        1,591     2,685        3,269     4,047      7,316
  General and administrative             1,397        1,079     2,476        3,642     2,590      6,232
  Purchased in process computer
    software technology                      -            -         -            -    14,000     14,000
  Relocation and restructuring               -            -         -        1,208     1,159      2,367
                                  ------------  ------------  --------  ----------  ---------  ---------
    Total operating expenses             5,259        4,630     9,889       17,282    27,611     44,893
                                  ------------  ------------  --------  ----------  ---------  ---------
Operating income (loss)           $      1,142  $    (3,241)  $(2,099)  $    3,741  $(25,451)  $(21,710)
                                  ============  ============  ========  ==========  =========  =========

It is impracticable to attain comparable information for the three-month and nine-month periods ended March 31, 1999.

7.   RESTRUCTURING  AND  RELOCATION

     In August 1999, the Company relocated its Corporate Headquarters and its VOD Division to Duluth, Georgia. In connection with this move, the Company incurred employee relocation costs of $769,000, which is recorded as an operating expense in the condensed consolidated statement of operations for the quarter ended September 30, 1999.

     In addition to the relocation discussed above, management decided in the first quarter to "right-size" the Real-Time division to bring its expenses in line with its anticipated revenues. In connection with these events, the Company recorded a $1.6 million restructuring provision as an operating expense in the quarter ended September 30, 1999. This expense represents workforce reductions of approximately 38 employees in all areas of the Company. Cash expenditures of $1.3 million were made against this provision during the nine months ended March 31, 2000 leaving a $0.3 million restructuring accrual at March 31, 2000.

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

10.   RECENT  ACCOUNTING  PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will require that all derivative financial instruments be recognized as either assets or liabilities in the balance sheet. SFAS 133 will be effective for the Company's first quarter of fiscal 2001. The company's current investment policy does not allow for the use of hedging instruments. In anticipation of the adoption of SFAS 133, the Company is currently reviewing all outstanding contracts for evidence of embedded derivatives. Based on the procedures undertaken through this point, management does not believe that adoption of SFAS 133 will have a material impact on its results of operations.

11.  ACQUISITION  OF  VIVID  TECHNOLOGY

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

                                                          Allocation        Life
Working  Capital                                             $   72
Fixed  Assets                                                   257
Other  Long-Term  Assets                                         13
Developed  Completed  Computer  Software  Technology          1,900      10  yrs
Employee  Workforce                                             400       3  yrs
Goodwill                                                      3,153      10  yrs
In-Process  Computer  Software  Technology                   14,000


Amortization of intangible assets is on a straight line basis over the assets' estimated useful life. Vivid's operations are included in the condensed consolidated statements of operations from the date of acquisition.

     At the acquisition date, Vivid had one product under development that had not demonstrated technological or commercial feasibility. This product was the Vivid interactive video-on-demand integrated system. The in-process technology has no alternative use in the event that the proposed product does not prove to be feasible. This development effort falls within the definition of In-Process Research and Development ("IPR&D") contained in Statement of Financial Accounting Standards ("SFAS") No. 2 and was expensed in the quarter ended December 31, 1999 as a one-time charge.


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

     The following unaudited proforma information presents the results of operations of the Company as if the acquisition had taken place on July 1, 1998 and includes the one-time charge related to the write-off of the purchased IPR&D of $14 million in both periods:

                                                  Nine Months      Nine Months
                                                     Ended            Ended
                                                 Mar. 31, 2000    Mar. 31, 1999
                                                ---------------  ---------------
Revenues                                        $       49,980   $       54,232
                                                ===============  ===============

Net income (loss)                               $      (22,083)  $      (14,374)
                                                ===============  ===============

Basic and Diluted Net Income (loss) Per Share   $        (0.42)  $        (0.29)
                                                ===============  ===============

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  NET  SALES

     The following table sets forth selected operating data as a percentage of net sales for certain items in the Company's consolidated statements of operations for the periods indicated.

                                                  THREE MONTHS ENDED  NINE MONTHS ENDED
                                                        MARCH 31,         MARCH 31,
                                                     2000       1999    2000    1999
                                                    (Unaudited)          (Unaudited)

Net Sales:
  Product sales:
    Real-time systems                                   37.4 %  46.5 %  40.7 %  44.3 %
    Video-on-demand systems                             21.8     2.0    13.9     1.1
                                                       -----   -----   -----   -----
      Total product sales                               59.2    48.5    54.7    45.3
  Service and other                                     40.8    51.5    45.3    54.7
                                                       -----   -----   -----   -----
      Total                                            100.0   100.0   100.0   100.0

Cost of sales (% of respective sales category):
  Real-time and video-on-demand systems                 52.0    39.7    51.9    43.8
  Service and other                                     57.5    55.1    55.0    51.9
                                                       -----   -----   -----   -----
      Total                                             54.2    47.6    53.3    48.2
                                                       -----   -----   -----   -----
Gross margin                                            45.8    52.4    46.7    51.8

Operating expenses:
  Sales and marketing                                   27.8    27.6    30.2    25.8
  Research and development                              15.8    13.4    14.7    14.2
  General and administrative                            14.5     8.2    12.6     9.4
  Cost of purchased in process computer
    software technology                                    -       -    28.2       -
                                                       -----   -----   -----   -----
  Relocation and restructuring                             -       -     4.8       -
      Total operating expenses                          58.1    49.2    90.5    49.4
                                                       -----   -----   -----   -----
Operating income (loss)                                (12.3)    3.2   (43.7)    2.4

Interest income (expense) - net                          0.3    (0.1)    0.3    (0.1)
Other non-recurring income (expense)                       -       -     1.5    (0.2)
Other income (expense) - net                            (0.1)   (1.2)   (0.2)   (0.4)
                                                       -----   -----   -----   -----
Income (loss) before income taxes                      (12.1)    2.0   (42.2)    1.7

Provision for income taxes                               0.9     0.3     0.9     0.3
                                                       -----   -----   -----   -----
Net income (loss)                                      (13.0)%   1.7 % (43.1) %  1.5 %
                                                       =====   =====   =====   =====


RESULTS  OF  OPERATIONS

THE  QUARTER  ENDED  MARCH 31, 2000 COMPARED TO THE QUARTER ENDED MARCH 31, 1999

     Product Sales. Total product sales were $10.1 million for the three months ended March 31, 2000 as compared with $8.6 million for the three months ended
March 31, 1999. Sales of VOD products increased to $3.7 million in the three-month period ended March 31, 2000 from $0.4 million in the three months ended March 31, 1999. The increase in VOD product sales, which is primarily due to higher sales of video systems to domestic multiple system operators, was partially offset by a decrease in sales of real-time products of $1.8 million resulting from declining sales of proprietary systems and the lower selling price of open systems as compared with proprietary products.

     Service and Other Sales. Service revenues decreased to $7.0 million in the three months ended March 31, 2000 from $9.1 million in the three months ended March 31, 1999, continuing the decline experienced over the past years as the Company's real-time customers move from proprietary systems to open systems which require less maintenance.

     Gross Margin. Gross margin decreased by $1.5 million to $7.8 million for the three months ended March 31, 2000 as compared to $9.3 million for the three months ended March 31, 1999. The gross margin as a percentage of sales decreased to 45.8% in the three-month period ended March 31, 2000 from 52.4% in the three months ended March 31, 1999 which is primarily due to the lower margin realized in the early stages of the VOD business and two large real-time system sales to small customers in the prior year with unusually high margins. The gross margin on real-time service revenue decreased to 42.5% in the three months ended March 31, 2000 compared to 44.9% in the three months ended March 31, 1999 primarily due to the cancellation of some of the larger, more profitable maintenance contracts by certain customers.

     Sales and Marketing. Sales and marketing expenses as a percentage of sales was 27.8% for the three months ended March 31, 2000 as compared to 27.6% for the three months ended March 31, 1999. These expenses decreased 3.1% to $4.7 million in 2000 from $4.9 million in 1999 primarily due to the decrease in the Real-Time division's worldwide sales and marketing personnel which was partially offset by the increase in the number of worldwide sales and marketing personnel and related activities in the Company's Xstreme division.

     Research and Development. Research and development expenses increased as a percentage of sales to 15.8% in the three-month period ended March 31, 2000 from 13.4% in the three-month period ended March 31, 1999. These expenses increased
13.2% to $2.7 million in 2000 from $2.4 million in 1999 primarily due to the growth in the Xstreme division research and development personnel and the additional development personnel as a result of the acquisition of Vivid
Technology in October of 1999. These increases were partially offset by deliberate cost reduction efforts in the Real-Time division and a reduction in expenses relating to Concurrent Vibrations, one of our French subsidiaries, which was sold in the first quarter of fiscal year 2000.

     General and Administrative. General and administrative expenses increased to 14.5% of sales in the three-month period ended March 31, 2000 from 8.2% in the three-month period ended March 31, 1999. These expenses increased 71.5% to $2.5 million in 2000 from $1.4 million in 1999 primarily due to a $0.7 million severance charge recorded in the period ended March 31, 2000 and the increase in Xstreme division management and other executive corporate administrative personnel.

     Income Taxes. We recorded income tax expense of $0.2 million in the three-month period ended March 31, 2000 on a pre-tax loss of $2.1 million. The expense is higher than the amount calculated using the domestic statutory tax rate of 35% due to the inability to recognize the tax benefit of the current period net operating loss and the non-deductible amortization of intangible assets acquired fromVivid Technology.

     Net Income (loss). We recorded a net loss of $2.2 million or $0.04 per share for the three months ended March 31, 2000 compared to net income of $0.3 million or $0.01 per share for the three months ended March 31, 1999.

THE NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 1999

     Product Sales. Total product sales were $27.1 million for the nine months ended March 31, 2000 as compared with $24.4 million for the nine months ended
March 31, 1999. Sales of VOD products increased to $6.9 million in the nine-month period ended March 31, 2000 from $0.6 million in the nine months ended March 31, 1999. The increase in VOD product sales, which is primarily due to higher sales of video systems to domestic multiple system operators, was partially offset by a decrease in sales of real-time products of $3.6 million resulting from declining sales of proprietary systems and the lower selling price of open systems as compared with proprietary products.

     Service and Other Sales. Service revenues decreased to $22.5 million in the nine months ended March 31, 2000 from $29.4 million in the nine months ended March 31, 1999, continuing the decline experienced over the past years as the Company's real-time customers move from proprietary systems to open systems which require less maintenance and the removal of certain larger proprietary systems from service by certain customers.

     Gross Margin. Gross margin decreased by $4.6 million to $23.2 million for the nine months ended March 31, 2000 as compared to $27.8 million for the nine months ended March 31, 1999. The gross margin as a percentage of sales decreased to 46.7% in the nine-month period ended March 31, 2000 from 51.8% in the nine months ended March 31, 1999 which is primarily due to the lower margin realized in the early stages of the VOD business and a decrease in the gross margin on real-time service revenue to 45.0% in the nine months ended March 31, 2000 compared to 48.1% in the nine months ended March 31, 1999. The decrease in the gross margin on service revenue is the result of the cancellation by certain customers of some of our larger and more profitable maintenance contracts as they move from proprietary systems to less complicated open systems.

     Sales and Marketing. Sales and marketing expenses increased as a percentage of total sales to 30.2% in the nine-month period ended March 31, 2000 from 25.8% in the nine-month period ended March 31, 1999. These expenses increased 8.2% to $15.0 million in the nine months ended March 31, 2000 from $13.8 million in the nine months ended March 31, 1999. The increase is principally the result of an increase in the number of worldwide sales and marketing personnel in the Company's Xstreme division, increased participation in trade show and other marketing activities, and a non-cash compensation expense of $0.4 million recorded in the second quarter of fiscal year 2000.

     Research and Development. Research and development expenses increased as a percentage of sales to 14.7% in the nine-month period ended March 31, 2000 from 14.2% in the nine-month month period ended March 31, 1999. These expenses decreased 4.0% to $7.3 million in the nine months ended March 31, 2000 from $7.6 million in the nine months ended March 31, 1999 primarily due to deliberate cost reduction efforts in the Real-Time division and a reduction in expenses relating to Concurrent Vibrations, one of our French subsidiaries, which was sold in the first quarter of fiscal year 2000. These decreases were partially offset by the build-up in the research and development personnel in the Xstreme division focusing on the video server hardware and software development and the additional development personnel as part of the acquisition of Vivid Technology in October of 1999.

     General and Administrative. General and administrative expenses increased to 12.6% of sales in the nine-month period ended March 31, 2000 from 9.4% in the nine-month period ended March 31, 1999. These expenses increased 23.1% to $6.2 million in the nine months ended March 31, 2000 from $5.1 million in the nine months ended March 31, 1999 primarily due to a $0.7 million severance charge, the increase in Xstreme division management and other corporate executive administrative personnel, and the move of the corporate headquarters and Xstreme division to Atlanta, Georgia.

     Other. Included in operating expenses in the nine-month period ended March 31, 2000 is a $14.0 million non-cash charge for the write-off of in-process computer software technology in connection with the acquisition of Vivid Technology and a $2.4 million restructuring and relocation provision for personnel reduction costs in the Real-Time division and the relocation of the corporate headquarters and Xstreme division offices to Atlanta, Georgia.

     Included in other non-recurring items in the nine-month period ended March 31, 2000 is a $0.8 million gain related to the sale of the stock of Concurrent Vibrations, one of our French subsidiaries, to Data Physics, Inc.

     Income Taxes. We recorded income tax expense of $0.5 million in the nine-month period ended March 31, 2000 on a pre-tax loss of $20.9 million due to the inability to recognize the tax benefit of the current period net operating loss and the non-deductible write-off of acquired in-process research and development and amortization of other assets acquired in the acquisition of Vivid Technology.

     Net Income (loss). We recorded a net loss of $21.4 million or $0.42 per share for the nine months ended March 31, 2000 compared to net income of $0.8 million or $0.02 per share for the nine months ended March 31, 1999.

ACQUISITION  OF  VIVID  TECHNOLOGY,  INC.

     On October 28, 1999, the Company acquired Vivid Technology, Inc. ("Vivid"), a former competitor in the video-on-demand industry. Vivid's interactive stand-alone video-on-demand system ("the Vivid VOD system") was specifically being designed to integrate with the most popular digital set-top boxes used by General Instruments Corporation. The Vivid VOD system was also expected to be compatible with the digital set-top boxes used by other leading cable operators such as Philips, Panasonic and Sony. The Vivid VOD system was based on a cluster of Microsoft Windows NT computers with proprietary hardware and software added to provide high video streaming capacity and fault tolerance. The Vivid VOD system was also being designed to eventually provide VOD service including pause, rewind, and fast forward VCR-like functions. The Vivid VOD system would also provide necessary back office support software for video content management, video selection graphical user interface, subscriber management, purchase management, billing interfaces, content provider account settlement and consumer marketing feedback. In addition, the Vivid VOD system was being designed to support other interactive applications such as on-line banking, home shopping, merchandising and on-demand/addressable advertising.

     The in-process computer software technology was estimated to be 80% complete at the date of acquisition and was estimated to cost an additional
$650,000 to complete the VOD system technology project in December of 2000. A variety of tasks were yet to be completed which would be required in order for the Vivid VOD system to be deployed on a commercial basis:

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

     The projected revenues used in the income approach were based upon the incremental revenues likely to be generated upon completion of the project and the beginning of commercial sales of the Vivid VOD system, as estimated by Company management to begin in the quarter ending December 31, 2000. The projections assumed that the Vivid VOD system would be successful and the products' development and commercialization were as set forth by management. The discount rate used in this analysis was an after-tax rate of 28%.

     Subsequent to the acquisition date, the Company decided to merge the Vivid VOD system and the Concurrent VOD system into one standard VOD platform. The Company expects to begin shipping the new hardware platform during the quarter ending September 30, 2000. Initially, the new hardware platform will have two software alternatives, one which will be compatible with digital set-top boxes used by the General Instrument division of Motorola, Inc., using core software technology developed by and purchased from Vivid Technology, and the other will be compatible with digital set-top boxes used by Scientific-Atlanta, Inc. All of the above tasks are still required to be completed prior to commercial sale of the new server. At March 31, 2000, the Vivid related technology was estimated to be 88% complete and estimated to cost an additional $355,000 to complete the project in December of 2000. Beginning in the first half of calendar 2001, the Company expects to also merge the software solutions into one standard solution which will be compatible with either General Instrument or Scientific-Atlanta set-top boxes.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's liquidity is dependent on many factors, including sales volume, operating profit, debt service and the efficiency of asset use and turnover. The Company's future liquidity depends on and will be affected by, among other things:

    - the actual versus anticipated decline in sales of real-time proprietary systems and service maintenance revenue;

    -  revenue  growth  from  VOD  systems;

    - ongoing cost control actions and the Company's expenses, including, for example, research and development and capital expenditures;

    -  the  margins  on  the  Company's  VOD  and  real  time  businesses;

    - timing of product shipments which occur primarily during the last month of the quarter;

    - the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles and which receivables are not included in the borrowing base under the Company's revolving credit facility;

    - the sales level in the United States where related accounts receivable are included in the borrowing base of the Company's revolving credit facility; and

    - the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases.

     We used cash of $4.9 million in operating activities in the first nine months of fiscal year 2000 compared to generating cash of $3.4 million in the first nine months of fiscal year 1999 primarily due to the loss generated by the Company's VOD business. We have an agreement providing for an $8.0 million revolving credit facility through August 1, 2000. We currently are evaluating the Company's options with regard to extending this credit facility. At March
31, 2000, no amounts were outstanding under the revolving credit facility. Borrowings under the revolving credit facility bear interest at the prime rate plus .75% and are secured by substantially all of the Company's domestic assets.

     We invested $3.3 and $3.0 million in property, plant and equipment during the nine-month periods ended March 31, 2000 and March 31, 1999, respectively. Current year capital expenditures primarily relate to computer equipment, development and loaner equipment for the Company's VOD division and leasehold improvements for the Company's Duluth, Georgia facility and the Company's Real-Time division's new administrative offices.

     We received $6.6 million in proceeds from the issuance of common stock to employees and directors who exercised stock options during the nine-month period ended March 31, 2000 compared to $1.0 million during the nine-month period ended March 31, 1999.

     At March 31, 2000, the Company's working capital was $14.5 million, and we did not have any material commitments for capital expenditures. We believe that the Company's existing cash balances, available credit facility and funds generated by operations will be sufficient to meet the Company's anticipated working capital and capital expenditure requirements for the next twelve months.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS:

     Certain matters discussed in this Form 10-Q may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Concurrent cautions investors that any forward-looking statements made herein are not guarantees of future performance and that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties which could affect Concurrent's performance or results include, without limitation: changes in product demand; economic conditions; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to the ability of Concurrent and other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; technological developments; delays in testing of new products; rapid technology changes; the highly competitive environment in which Concurrent operates; the entry of new well-capitalized competitors into Concurrent's markets, and other risks and uncertainties.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  OF  MARKET  RISK

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We are exposed to the impact of interest rate changes on the Company's short-term cash investments, which are backed by U.S. government obligations, and other investments in respect of institutions with the highest credit ratings, all of which have maturities of three months or less. These short-term investments carry a degree of interest rate risk. We believe that the impact of a 10% increase or decline in interest rates would not be material to the Company's investment income. We conduct business in the United States and around the world. The Company's most significant foreign currency transaction exposures relate to the United Kingdom, those Western European countries that use the euro as a common currency, Australia and Japan. We currently do not hedge against fluctuations in exchange rates. We believe that a hypothetical 10% upward or downward fluctuation in foreign currency exchange rates relative to the United States dollar would not have a material impact on the Company's future earnings, fair values or cash flows.

PART  II     OTHER  INFORMATION

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits:

            (11)     Statement  on  computation  of  per  share  earnings

            (27)     Financial  Data  Schedule

     (b)     Reports  on  Form  8-K.

     On January 4, 2000 the Company filed a Form 8-K containing a press release relating to the promotion of Steve Nussrallah to the position of President and Chief Executive Officer of the Company.

On January 11, 2000 the Company filed a Form 8-K/A containing certain financial statements related to the Company's acquisition of Vivid Technology.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report for the quarter ended March 31, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May  15,  2000                CONCURRENT  COMPUTER  CORPORATION


                                     By:   /s/ Steven R. Norton
                                     -------------------------------------------
                                     Steven R. Norton
                                     Chief  Financial  Officer
                                    (Principal Financial and Accounting Officer)