Form 10-K
period 2000-06-30
CONCURRENT COMPUTER CORP/DE
filed 2000-08-22
CIK 749038

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  fiscal  year  ended  June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from           to

                         Commission file number 0-13150

                         CONCURRENT COMPUTER CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                      04-2735766
  (State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
   Incorporation or Organization)

4375  Rivergreen  Parkway,  Duluth,  Georgia                     30096
(Address  of  principal  executive  offices)                   (Zip Code)

       Registrant's telephone number, including area code: (678) 258-4000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of August 16, 2000, there were 53,952,115 shares of Common Stock outstanding. The aggregate market value of shares of such Common Stock (based upon the last sale price of $12.8125 per share as reported for August 16, 2000 on The Nasdaq National Market) held by non-affiliates was approximately $691,261,473.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Registrant's Proxy Statement to be used in connection with Registrant's 2000 Annual Meeting of Stockholders scheduled to be held on October 26, 2000 are incorporated by reference in Part III hereof.

                                     PART I


ITEM  1.  BUSINESS


OVERVIEW

     Concurrent Computer Corporation ("Concurrent" or the "Company") is a leading provider of computer systems for both the emerging video-on-demand, or VOD, market through its Xstreme division and real-time applications through its Real-Time division. Concurrent provides VOD servers and related software, its VOD systems, primarily to residential cable television operators that have upgraded their networks to support interactive, digital services. Concurrent's legacy business provides high-performance, real-time computer systems used for simulations, data acquisition and industrial process applications. Concurrent markets its real-time computer systems to government agencies, government suppliers and commercial markets where the immediate capture and delivery of information is critical. Although almost all of Concurrent's historical revenues were derived from its Real-Time division, Concurrent expects that substantially all of its future revenue growth will come from its Xstreme division, which began commercial sales in 1999.

     Concurrent's VOD systems consist of digital video servers and related software that enable digitally-upgraded cable operators to deliver VOD to their subscribers with digital set-top boxes. The Company has been selected to supply its VOD system for four of the domestic commercial launches and trials of VOD systems publicly announced by multiple system operators, or MSOs, including the two largest system-wide commercial deployments at Time Warner Cable's Oceanic regional division in Oahu, Hawaii and its Tampa Bay regional division in Florida. Concurrent expects that all seven of the largest MSOs will begin deploying VOD services in one or more residential markets by mid-2001. The Company believes it is well-positioned to be a provider of choice to these MSOs.

     Initially, Concurrent focused its VOD business on the development of VOD systems designed to be compatible with Scientific-Atlanta, Inc. digital cable equipment. In October 1999, the Company acquired Vivid Technology, Inc. and obtained certain server technology compatible with General Instrument digital cable equipment. As a result, Concurrent believes it is the only VOD system provider currently able to offer technology compatible with both Scientific-Atlanta and General Instrument digital cable equipment, the two largest providers of digital headend equipment and digital set-top boxes used in the United States.

     Concurrent's initial VOD focus is on digitally-equipped domestic cable system operators. The Company also intends to focus on VOD opportunities in the international cable and digital subscriber line, or DSL, markets and in both the domestic and international educational markets. Although delivery of VOD over DSL currently is not practical in the United States, the Company will look for opportunities in the international DSL market.

     A real-time system or software is one specially designed to acquire, process, store, and display large amounts of rapidly changing information in real time - that is, with microsecond response as changes occur. Concurrent has over 30 years of experience in real-time systems, including specific expertise in systems, applications software, productivity tools, and networking. Its systems provide real-time applications for gaming, simulation, engine test, air traffic control, weather analysis, and mission critical data services such as financial market information.

     The Company was incorporated in Delaware in 1981 under the name Massachusetts Computer Company.

     Financial  information  about Concurrent's industry segments is included in
Note  15  to  the  consolidated  financial  statements  included  herein.

THE  VOD  MARKET  OPPORTUNITY

     VOD technology primarily addresses the home video entertainment market. The Company believes that emerging VOD technology will enable cable providers to generate revenue from large and stable home entertainment markets, such as home video rentals, and smaller and developing markets, such as pay-per-view, near
VOD, or NVOD, and personal video recorders by combining many of their best features and addressing their primary limitations.

  - Home video rentals have the greatest number of title selections but are the most inconvenient home video entertainment option. Limitations of home video rental include frequently out-of-stock popular titles, lack of convenience due to rental pickup and return requirements and late fee penalties.

  - Pay-per-view and NVOD are more convenient options than store rentals but have limited titles and viewing times and no interactive capabilities. Pay-per-view, or PPV, allows the user to order specific programs at fixed times. NVOD is basically PPV available at successive shorter intervals. Limitations of PPV and NVOD include a limited selection of titles available for viewing, restrictions on viewing times and no VCR functionality, such as play, rewind, fast-forward and pause.

  - PPV/NVOD coupled with a personal video recorder has limited content and currently requires a significant up-front investment by the user. A personal video recorder is an additional set-top box that enables a user to have simultaneous program recording, content searching, and VCR functionality. Even when coupled with an NVOD or PPV service, a personal video recorder does not overcome certain limitations of PPV or NVOD, such as limited content availability. In addition, users currently are required to make a significant up-front expenditure to purchase the personal video recorder box.

     Ongoing technological developments have laid the groundwork for digitally-upgraded cable television operators to deliver VOD services to their digitally-enabled subscribers.

  - Cable system digital upgrades. MSOs are upgrading their networks to enable the delivery of digital content on an interactive basis. MSOs are upgrading traditional, one-way, low bandwidth, coaxial systems into two-way, high bandwidth, hybrid-fiber coaxial transmission systems. These new systems include additional fiber transmission lines and digital equipment at the system's headend and other locations in the network. These digitally-upgraded systems are capable of carrying a larger quantity of signals at a faster rate. The two-way upgrade allows for the introduction of new services, including VOD.

  - Digital set-top boxes. A variety of companies, including General Instrument (a division of Motorola), Scientific-Atlanta, Pioneer and Sony, are introducing a new generation of digital television set-top boxes with processing power similar to a personal computer. These digital set-top boxes allow the cable provider to offer a greater selection of digital services, such as VOD, advanced program guides, and interactive electronic commerce to homes with access to two-way capable cable services.

  - Content digitization. Digitization is the process by which entertainment content is converted from analog to digital format. Digital content is a sequence of tiny digital pieces, or "bits," which can be stored on disks and transmitted in the form of electronic signals. With the benefit of the latest digital compression technologies, digital content now requires even less storage space and more content can be simultaneously transmitted over the cable system, thus reducing the storage and transmission costs of delivering content to consumers. Many major movie studios, major television networks, premium channel providers, and other program and content creators are converting their most popular titles into a digital format.

     In the near term, Concurrent expects domestic MSOs will comprise the majority of its VOD system customer base. The Company believes that VOD is one of the key strategic competitive initiatives for MSOs as it provides an opportunity to leverage recent investments in their digitally-upgraded infrastructure. The Company believes the VOD product provides MSOs with the ability to differentiate their service offering in an effort to reduce subscriber turnover and gain access to new revenue generating opportunities from subscribers, advertisers and electronic commerce initiatives.

THE  REAL-TIME  BUSINESS

     Concurrent is one of the premier suppliers of high-technology real-time computer systems that concurrently acquire, analyze, store, display, and control data to provide critical information within a predictable time as real world events occur. Compared to general purpose computer systems, these unique real-time capabilities are applicable to a wide range of application requirements, including higher performance processing, higher data throughput, predictable and repeatable response times, reliably meeting required deadlines, consistently handling peak loads, and better balancing of system resources.

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

     Concurrent designs, manufactures, sells and supports real-time standards-based open computer systems and proprietary computer systems. It offers worldwide hardware and software maintenance and support services ("Traditional Support Services") for its products and for the products of other computer and peripheral suppliers. The Company routinely offers and successfully delivers long-term service and support of its products for as long as fifteen to twenty years. The Company also has a long and successful history of customizing systems with both specialized hardware and software to meet unique customer requirements. Frequently in demand, these special support services ("Professional Services") have included system integration, performance and capacity analysis, and application migration.

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

BUSINESS  STRATEGY

     Concurrent's business objective is to become the leading provider of high quality VOD systems to domestic cable and international cable and DSL providers. Concurrent's strategy is comprised of the following primary initiatives:

     Gain Valuable Supplier Positions to Top Domestic MSOs. The market for providing VOD solutions to MSOs is rapidly evolving. By the end of calendar year 2001, Concurrent believes that each of the seven largest domestic MSOs will begin commercial distribution of residential VOD services. Concurrent has been selected to supply VOD systems for four of the publicly-announced commercial launches and trials of VOD systems, including the industry's two largest system-wide commercial deployments located at Time Warner Cable's Oceanic regional division in Oahu, Hawaii and its Tampa Bay regional division in Florida. Concurrent's VOD sales team will continue to directly target these large MSOs. Concurrent believes that establishing strong relationships with these MSOs during the early stages of VOD service deployment will be important in developing and maintaining its share of the VOD market. Because of the rapid pace at which the Company expects MSOs to deploy VOD services and the difficulty in switching providers once a provider's offering has been integrated into an MSO's systems, the Company believes that the initial selection by an MSO is critical to establishing market share.

     Expand Operations Internationally. The rollout of residential VOD service internationally is expected to occur first over cable television systems and then over DSL-based systems. Concurrent currently is focusing on building its relationships with companies seeking to provide VOD services over cable or DSL networks in Europe, Asia and Australia. The Company's international sales strategy is to focus on three key customer segments: cable companies; telephone companies; and educational institutions, including K-12 schools, universities and corporate training departments.

     Maintain Technological Leadership Position in VOD Server Systems. Concurrent has developed its VOD technology through internal research and development, acquisitions and relationships with third-party technology providers. The Company intends to continue to focus on the development of future VOD technologies in order to maintain the Company's leadership position by creating higher stream density, new encryption techniques, personal video channel technologies and product enhancements for international markets.

     Identify and Pursue New Market Opportunities. Concurrent believes that its VOD technology can provide benefits to industries other than cable system providers. For instance, Concurrent believes the growth in intranet and distance learning provides a significant opportunity for deployment of VOD systems. Generally, the Company expects to address these additional markets through relationships with market-specific value added resellers, or VARs.


COMMERCIAL  LAUNCHES  AND  TRIALS

     Concurrent has been selected by Time Warner Cable and Cox Communications, two of the seven largest MSOs, for VOD system deployments. In addition, Concurrent was selected by Comcast Corporation, another one of the seven largest MSO's, for a VOD trial. Both Time Warner Cable and Cox have deployed the Company's VOD systems for use with digital set-top boxes manufactured by Scientific-Atlanta. Comcast has selected the Company's VOD system compatible with General Instrument digital set-top boxes for one of its trials which is expected to be deployed to several thousand digital subscribers on a trial basis beginning in the fourth quarter of calendar 2000.

     TIME  WARNER  CABLE

     Oahu, Hawaii. In June 1999, the Company began a trial of its VOD system for Oceanic Cable, a unit of Time Warner Cable based in Hawaii. This trial led to a full commercial launch of Concurrent's VOD system in February 2000 over Oceanic's system in Oahu. The VOD system purchased by Oceanic consists of 15 MediaHawk video servers, which currently support approximately 3,500 independent video streams reaching approximately 40,000 digital subscribers. The Company believes the Oceanic VOD system represents one of the two largest system-wide VOD commercial deployments in the world, the other being the Tampa Bay region of Florida.

     Tampa Bay Region of Florida. In September 1999, Time Warner Cable selected the Company's VOD system for a commercial launch in its Hillsborough County system in the Tampa Bay area and subsequently in March 2000, they also selected the Company's system for commercial launch in the Pinellas County system in the Tampa Bay area. The Hillsborough and Pinellas systems consist of an aggregate of approximately 800,000 cable subscribers and approximately 130,000 digital subscribers. These digital subscribers will be served initially with 10,000 independent video streams from 36 MediaHawk video servers, making it the largest system wide commercial development in the world.

     These systems are being rolled out in four phases. The initial test phase of the commercial deployment was completed in March 2000. The second phase was the deployment of servers and launch of service to Time Warner Cable employees on a system-wide basis in Hillsborough County which occurred in April 2000. The formal system-wide commercial launch to the approximately 70,000 digital subscribers in Hillsborough County began in July 2000. The final phase will be the system-wide deployment and commercial launch to the approximately 60,000 digital subscribers in Pinellas County, which currently is expected to begin in March 2001.


     COX  COMMUNICATIONS

     In April 2000, Concurrent was selected by Cox for a commercial launch of the Company's VOD system in Cox's San Diego, California market. This market consists of approximately 513,000 subscribers, with approximately 70,000 digital subscribers. Concurrent expects this initial commercial launch to begin by October 2000.

     In June 2000, Concurrent was also selected by Cox to provide MediaHawk video servers for the commercial launch of VOD service in the Phoenix, Arizona market, the single largest division of Cox. This market consists of approximately 617,000 subscribers, with approximately 62,000 digital subscribers. The Company currently expects the commercial launch to occur in the quarter ending December 31, 2000.

     COMCAST  CABLE  CORPORATION

     In December 1999, Concurrent announced that it was selected by Comcast for a technical trial using its General Instrument digital set-top box compatible VOD system. Concurrent expects the VOD system to be deployed on a trial basis to several thousand digital subscribers beginning in the fourth quarter of calendar 2000.

VOD  SOLUTION

     The Company's VOD system allows MSOs to deliver VOD services over their digitally-upgraded cable infrastructure. The Company's VOD system is distributed over certain portions of this infrastructure, including the headend, hub or hubs, nodes and digital set-top boxes in subscribers' homes.

  - Headend. The headend is a cable system's main network operations center where the cable company receives incoming programming for distribution over its network. The components of the Company's VOD system typically located at the digitally-upgraded system operator's headend include a network manager, one or more video servers, back-office software suite and system management and maintenance software.

  - Hub. The hub typically is a smaller facility serving a limited number of homes, containing the system operator's network transmission equipment for video delivery and control. The components of the Company's VOD system typically located at the system operator's hubs include one or more additional video servers.

  - Nodes. A node is an optical recorder, where optical signals are converted to RF signals, and is one of the last points of distribution before the digital set-top box in the user's home.

  - Digital set-top box. The digital set-top box is located in the subscriber's home and is designed to receive transmissions from, and transmit data to, the system operator's network. The Company's digital navigator is run by the digital set-top box.

     When a subscriber selects a movie, a video stream is established between the Company's video server and the digital set-top box in the subscriber's home via the network manager. The selected movie is accessed from the video server where it is stored at either a headend or a hub. The purchase is recorded by the Company's back-office software creating a billing and royalty record for the cable provider.


PRODUCTS  AND  TECHNOLOGY

     XSTREME  DIVISION

     Product. The Company's VOD systems integrate its core VOD technology, real-time and back-office software and readily-available commercial hardware platforms to provide interactive, time critical, VOD capabilities. The Company generally markets its VOD products to MSOs as an end-to-end VOD solution. The Company also markets the individual components of its VOD systems to VARs and systems integrators for inclusion in their VOD solutions. The Company's VOD systems include the MediaHawk video server, network manager, back-office software, system management and maintenance software and digital navigator. The components of the Company's system are described below:

  - MediaHawk video server. The Company's MediaHawk video servers are highly scalable, high-performance, open multiprocessor systems designed for the demanding requirements of interactive VOD applications. The MediaHawk video server consists of a configuration of multiple content storage disks, stream processors and input/output interfaces. The Company can package its systems in customized configurations supporting various stream volumes, content storage options and centralized or distributed network configurations. Currently, each of the Company's servers can support up to 384 video streams encoded at 3 Mbps, and the servers are deployed on independent rack systems capable of holding three servers. Multiple server racks can be located adjacent to each other.

  - Network manager. The Company's network manager or resource manager establishes the network connection that allows the video to be streamed to the home. The network manager is designed to route video streams in the most efficient manner available at any given time.

  - Residential back-office software suite. The Company's back-office software suite is an industry standard rational database supporting subscriber and provider data management. The Company's back-office applications include customer access management, content distribution management, order management, royalty management, billing interfaces and marketing analysis.

  - Digital navigator. The Company's digital navigator allows the subscriber to select the movie on demand and maintain complete interactive control. Therefore, the subscriber can pause, fast forward, rewind or stop the movie having the same control as if they were using a VCR.

  - System management and maintenance software. The Company's system management and maintenance software is designed to detect failed components and re-route video streams bypassing the failed component. The monitoring software is also capable of providing system level status that notifies the cable operator that a maintenance activity is required.

     Product Discriminators. The Company believes its key VOD system discriminators include:

  - Multiple integration options. The Company's VOD systems have been designed to be compatible with a wide range of equipment and software employed by cable operators to deliver digital television service, including:

       - Various digital set-top boxes. The Company's VOD systems are compatible with digital set-top boxes manufactured by each of the major domestic digital set-top box producers, including Scientific-Atlanta, General Instrument, Pioneer and Sony. This compatibility allows the Company's customers to purchase the Company's systems without concern about their current or future selection of set-top box producers. Furthermore, the Company's system is capable of accommodating multiple headends, source content, navigators and workstation platforms.

       - Existing and next-generation equipment. Although newer generations of digital set-top boxes are capable of housing software used for interacting with users accessing VOD services, older digital set-top boxes may lack this capacity. The Company's VOD technology allows the Company to maintain this software remotely rather than in the actual digital set-top box which overcomes the major obstacle in transmitting VOD services through older generation digital set-top boxes. Thus, deployment of the Company's VOD system is not necessarily contingent on the upgrading of currently deployed digital set-top boxes.

       - Access devices. The Company's VOD systems are compatible with multiple access devices based on numerous technologies supporting delivery of VOD services, such as ethernet and asynchronous transfer mode ("ATM").

       - Billing systems. Both the existing and the emerging billing systems currently employed by MSOs can be used with the Company's VOD systems.

  - Support for both distributed and centralized architectures. The Company's systems are designed to function equally well with distributed networks that minimize fiber optic bandwidth usage or centralized networks that support high-density populations that minimize facility requirements.

  - Highly scalable systems. The Company's systems are modular and therefore easily scalable. Utilizing the Company's dual chassis, multiple cabinet designs, the Company's customers can scale both video storage and stream capacity in various increments to allow for significant flexibility.

  - Comprehensive back-office software suite. In addition to content management, order management, provider account management, customer access management, marketing analysis and billing functions, the Company's back-office software suite also supports e-commerce applications and subscriber data collection which enhances the revenue-generation capabilities of the VOD service provider.

  - Specialized video engine. The Company's video engine was designed specifically for the requirements of providing VOD services. As such, the Company's video engine is capable of creating high stream density accommodating increasing levels of demand, simultaneous usage and expanding library content.

  - Fault tolerant system designs. The Company's VOD systems are designed with multiple layers of redundancy including fully redundant storage, power and cooling systems to provide seamless end-user viewing. Thus, system repairs can be made during delivery without any interruption to the end-user.

  - Variable bit-rate technology. The Company's variable bit-rate technology minimizes storage and bandwidth while maximizing video fidelity. The Company believes that this technology will become a key technology discriminator as higher-fidelity requirements such as high-definition television emerge.

     MediaHawk Model 2000 Product. The Company expects to begin shipments of its MediaHawk Model 2000 video server by the end of calendar 2000. Through the Company's internal research and development efforts, the acquisition of Vivid Technology and its technological strategic relationships, the Company has integrated new technologies that the Company believes will further enhance the attractiveness of its VOD solution into the Company's new MediaHawk video server.

     The Company's MediaHawk Model 2000 VOD servers and software are designed to allow a single product to work in conjunction with cable equipment and digital set-top boxes produced by both Scientific-Atlanta and General Instrument. The Company expects that this dual-platform design will be attractive to MSOs as it will reduce the need for MSOs to maintain multiple VOD systems for both Scientific-Atlanta and General Instrument equipment.

     In addition, the Company's MediaHawk Model 2000 VOD system will incorporate fiber-switching capability that will allow content to be shared over a network of MediaHawk video servers operated by a VOD provider, allowing the VOD provider to have extra content storage space by removing the need to duplicate the same content on multiple servers.

     Customer Service and Support. The basic customer service and support options offered to the Company's VOD customers include software patches to correct problems in existing software, 24-hour parts replacement, product service training classes, limited onsite services and preventative maintenance services. In addition to these basic service and support options, the Company also offers, for additional fees, software upgrades and onsite hardware maintenance services.


     REAL-TIME  DIVISION

     The Company's real-time systems are applicable to a wide range of application requirements, including high performance processing, high data throughput, predictable and repeatable response times, reliably meeting required deadlines, consistently handling peak loads, and better balancing of system resources. End uses of the Company's real-time systems include product design and testing, simulation and training systems, engine testing, range and telemetry systems, weather satellite data acquisition and forecasting, and intelligence data acquisition and analysis.

     Products. The Company's Real-Time division designs, develops and manufactures real-time computer systems and services for mission-critical applications. The real-time computer systems are specially designed to acquire, process, store, and display large amounts of rapidly changing information in real time with microsecond response. The Company's real-time products facilitate symmetric multiprocessing for a wide range of real-time applications including simulation, data acquisition and industrial systems.

  - Simulation. The Company is a recognized leader in developing real-time systems for simulation application. Primary applications include trainers/simulators for operators in commercial and military aviation, vehicle operation and power plants, mission planning and rehearsal and engineering design simulation for avionics and automotive labs. A key segment of this market for the Company is Hardware-In-The-Loop applications in which accurate simulations are constructed to verify hardware designs, thereby minimizing or eliminating entirely the need for expensive prototypes. The Company offers software applications that provide a real-time advantage to its customers and integrating these applications to provide complete solutions.

  - Data Acquisition. The Company is a leading supplier of systems for radar control, data fusion and weather analysis applications, all of which require the ability to gather, analyze, and display continuous flows of information from simultaneous sources. Primary applications include environmental analysis and display, range and telemetry and command and control.

  - Industrial Systems. The Company manufactures systems to collect, control, analyze, and distribute test data from multiple high-speed sources for industrial automation systems, product test systems (particularly engine tests), supervisory control and data acquisition systems and instrumentation systems. The Company's strategy to serve this market involves the employment of third-party software applications to provide a unique solution for its customers.

     Each of the Company's real-time products described below utilizes the Company's PowerWorks operating system which is designed to run real-time applications over a full range of systems. The three principal products sold by the Company's Real-Time division are:

  - Power Hawk. Power Hawk is the Company's entry-level real-time computer system capable of running data acquisition, simulation and industrial systems applications.

  - PowerMAXION. The PowerMAXION is the Company's mid-level system specifically targeted to the real-time data acquisition market.

  - TurboHawk. The TurboHawk is the Company's highest performance system targeted to the real-time simulation and data acquisition markets.

     Traditional Services. One of the largest benefits to the Company of its extensive installed customer base is the large and generally predictable revenue stream generated from Traditional Services. While Traditional Services revenue has declined and is expected to further decline as a result of the industry shift to open systems the Company expects this business to be a significant source of revenue and cash flow for the foreseeable future. The Company offers a variety of service and support programs to meet the customer's maintenance needs for both its hardware and software products. The company also offers contract service for selected third party equipment. The service and support programs offered by Concurrent include rentals exchanges, diagnostic and repair service, on-call and time materials service, and preventive maintenance. The Company routinely offers long-term service and support of its products for as long as fifteen to twenty years.

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

STRATEGIC  RELATIONSHIPS

     Scientific-Atlanta. In August 1998, the Company entered into an agreement with Scientific-Atlanta to jointly develop and market a VOD system. Under this agreement, the Company was able to receive early development releases from Scientific-Atlanta. In addition, the companies have jointly developed a system architecture that is compliant with the Time Warner VOD architecture requirements ("Pegasus"). In exchange for Scientific-Atlanta's technical and marketing contributions, the Company issued Scientific-Atlanta warrants to purchase 2,000,000 shares of the Company's common stock, exercisable at $5 per share over a four-year term. In addition, Scientific-Atlanta may in certain circumstances have the right to receive additional warrants to purchase up to a maximum of 8,000,000 additional shares of the Company's common stock. The granting of these additional warrants will be based upon performance goals measured by the revenue the Company receives from sales of equipment to systems employing Scientific-Atlanta's equipment.

     The agreement with Scientific-Atlanta provides that each party will own the intellectual property that is created solely by its own employees as a part of the development process. Intellectual property that is developed by employees of both Scientific-Atlanta and Concurrent will be owned by Concurrent if the intellectual property represents an improvement upon Concurrent's products or will be owned by Scientific-Atlanta if the intellectual property represents an improvement upon Scientific-Atlanta's products.

     General Instrument. The Company and General Instrument jointly developed a specific return path protocol that allowed VOD services to be provided via General Instrument older-generation digital set-top boxes currently deployed by several MSOs. As a result of this relationship, the Company is one of only a few suppliers that can offer a complete end-to-end VOD system compatible with the currently-deployed General Instrument digital set-top boxes.

     Prasara Technologies. Under a joint development agreement with Prasara Technologies, a software company specializing in delivery of on-demand information, the Company and Prasara jointly developed interactive and back-office VOD software specifically designed to meet the needs of MSOs. This software is currently integrated with all of the Company's MediaHawk video servers using cable equipment provided by Scientific-Atlanta or equipment compatible with Scientific-Atlanta. The joint development agreement with Prasara provides for Concurrent to have exclusive ownership of most of the software modules that make up the back-office software suite that accompanies the MediaHawk VOD server. Prasara has joint ownership with Concurrent of certain of the modules that make up the back-office software suite. Each of Concurrent and Prasara must pay royalties to the other for their respective sales of products containing any of these jointly-owned software modules.

     Intertainer. The Company has worked with Intertainer, a VOD content provider seeking to market an end-to-end VOD solution, in integrating the Company's VOD server into Intertainer's turnkey solution.


SALES

     The Company sells its systems in key markets worldwide through its direct field sales and support offices, as well as through VARs and systems integrators. As of June 30, 2000, the Company had 96 employees in its sales and marketing force.


     VOD

     The Company's VOD sales strategy primarily focuses on developing relationships with domestic MSOs and international cable and DSL providers. The Company's domestic sales force has significant experience as either employees of, or service providers to, the largest domestic MSOs. The Company believes that it has been successful in leveraging the strength of that experience, as well as the strength of the Company's MediaHawk video server, into opportunities for initial commercial launches of the Company's VOD systems.

     The Company has reorganized its international VOD sales force into separate cable and telecommunications units and has hired an international business development manager to work with the Company's strategic overseas partners.

     In the Company's non-broadband markets on both the domestic and international fronts, the Company also intends to continue working with VARs and systems integrators who are seeking to integrate the Company's VOD products into end-to-end or turnkey solutions sold into their target markets.

     As of June 30, 2000, the Company employed 36 people worldwide as part of its Xstreme sales and marketing team.

     REAL-TIME

     The Company sells its real-time systems in key markets worldwide through direct field sales and support offices, as well as through VARs and systems integrators. As of June 30, 2000, the Company employed 49 people worldwide as part of its real-time sales and marketing team.

CUSTOMERS

     VOD

     A significant portion of the Company's VOD revenue has come from, and is expected to continue to come from, sales to the large MSOs. For the year ended June 30, 2000, three customers accounted for more than 54% of the total VOD revenue, including Time Warner Cable, which accounted for 47% of such revenue. Many MSOs are currently evaluating providers of VOD systems and making purchase decisions. The Company believes that the relationships forged between VOD system suppliers and MSOs over the next 12 to 18 months will be critical in determining the relative market shares of VOD system providers. If the Company is unsuccessful in establishing and maintaining these key relationships with MSOs, the VOD business will be adversely affected. Further, if the Company experiences problems in any of its VOD system trials or initial commercial launches, its ability to attract new MSO customers and sell additional products to existing customers will be materially adversely affected.

     REAL-TIME

     The Company currently derives a significant portion of its real-time revenue from a limited number of customers. As a result, the loss of, or reduced demand for products or related services from, any of the Company's major customers could adversely affect its business, financial condition and results of operations. In the fiscal year ended June 30, 2000, five customers accounted for more than 34% of the total real-time revenue, including Lockheed Martin, which accounted for 14% of such revenue.

     The Company derives a significant portion of its revenues from the supply of systems under government contracts. For the fiscal year ended June 30, 2000, the Company recorded $18.5 million in sales to agencies of the U.S. Government, representing approximately 33% of the total sales for the period. Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, failure to exercise options, changes in governmental policies and the imposition of budgetary constraints. A loss of government contract revenues could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company does not have written continuing purchase agreements with any of its customers and does not have written agreements that require customers to purchase fixed minimum quantities of the Company's products. Sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers' budgets for capital expenditures and new product introductions.

NEW  PRODUCT  DEVELOPMENT

     VOD

     The Company's research and development strategies with respect to its VOD solutions will focus on higher stream density, encryption techniques, personal video channel technology and product enhancements for international markets.

     Increased Stream Density. The Company believes it is the only provider of VOD systems currently employing fiber channel technology. Fiber channel provides the highest bandwidth/connectivity technology that is commercially available. The Company intends to continue leveraging techniques that allow this technology to create higher stream density and superior connectivity. The Company expects this will result in even more efficient distributed and centralized VOD system architectures.

     Encryption Techniques. Encryption techniques will need to become integral to the Company's VOD system to maintain a high level of security designed to discourage content piracy and encourage content providers, such as movie studios, to provide market windows that will be consistent with the movie rental distribution channel. In addition, the Company plans to develop an open encryption system to support various encryption methodologies.

     Personal Video Channel. The Company plans to add personal video channel capability to its current residential cable VOD system. The personal video channel will allow the subscriber to record, pause and rewind live broadcasts effectively providing "TV on demand." The Company expects this server capability will have advantages over personal home video recorders by providing more storage capacity and the ability to record multiple channels simultaneously.

     International Markets. The Company's strategy is to leverage its domestic success and add capability to the existing VOD system that will enable it to market its VOD system to international cable and DSL providers. Enhancements will include network equipment integration, legacy billing system integration and set-top box integration. Specific integration tasks and partnerships will be opportunity driven as the international market develops.


     REAL-TIME

     The Company's real-time product development strategies with respect to its computer systems solutions will focus on higher-performance and cost-effective scalable architectures to allow for a greater degree of flexibility to the customer. New product development in real-time includes new hardware, software and integration services that will add new features and enhancements to the Power Hawk line of computers and the NightStar software development tools.

     Higher performance Computer Systems. The Company plans to upgrade the Power Hawk computer line with the new Series 700 computer system. The Series 700's PowerPC utilizes Motorola's MPC7400 (G4) processor, the first microprocessor that can deliver sustained performance of over one billion floating point operations per second. The G4 can process data in 128-bit segments rather than the 32-bit or 64-bit segments of traditional processors. The G4's AltiVec vector instruction set performs 16 calculations in a single cycle providing IEEE floating point performance four times faster than non-vector processors.

     Cost effective scalable cluster architectures. The dual and quad-CPU Series 700 processor boards are true symmetric multiprocessors that run a single copy of Concurrent's PowerMAX OS real-time operating system. All CPUs on a board are linked by a high-speed PowerPC processor bus and have direct, cache-coherent access to all of on-board main memory. Two or more Power Hawk Series 700 processor boards can be combined through the high speed P0/PCI bus to create closely-coupled multiprocessor configurations of up to 32 CPUs.

     Power Hawk Series 700 software development tools supporting Linux open system solutions. The company plans to provide Concurrent customers the opportunity to develop and debug complex multiprocessing applications utilizing Concurrent's integrated software environment while taking advantage of the Intel based Linux open source operating system. Users will have the option of developing their real-time applications under PowerMAX OS or Linux -- using the same comprehensive suite of NightStar GUI development tools. As our real-time customers recognize the growing importance of Linux as a key real-time operating system, there will be a tremendous demand for Linux-ready applications that can meet the workload demands of today's real-time environment. As the Linux open source solution market demand develops, Concurrent plans to continue enhancing its software operating system and development environment to take full advantage of the broad range of software, hardware and integration opportunities available in the Linux marketplace.


COMPETITION

     Both the Company's Xstreme and Real-Time divisions operate in highly-competitive environments, driven by rapid technological innovation. Due in part to the range of performance and applications capabilities of the Company's products, the Company competes in various markets against a number of companies.

     The market for VOD systems is relatively new, highly competitive and rapidly evolving. Since there have been limited commercial deployments of VOD systems to date, the respective market shares of companies competing in the VOD market are uncertain. In the VOD market, the Company's major competitors currently include the following:

  - in the domestic cable and international cable and DSL market: SeaChange International Inc., nCUBE and Diva Communications; and

  -  in the education market:  Silicon Graphics,  Inc., Cisco Systems,  Inc. and
     International   Business   Machines   Corp.,   as  well  as  local  systems
     integrators.

     The Company also competes with a number of companies in its real-time business. The Company's major competitors can be categorized as follows:

  - major computer companies that participate in the real-time business by layering specialized hardware and software on top of, or as an extension of, their general purpose product platforms, including Compaq Computer Corporation and Hewlett-Packard Corporation;

  - other computer companies that provide solutions for applications that address specific characteristics of real-time, such as fault tolerance or high performance graphics, including Silicon Graphics, Inc. and Compaq Computer Corporation;

  - general purpose computing companies that provide a platform on which third-party vendors add real-time capabilities, including International Business Machines Corp. and Sun Microsystems, Inc.; and

  - single board computer companies that provide board-level processors that are typically integrated into a customer's computer system, including Force Computers, Inc. and Motorola, Inc.

     Due to the rapidly evolving markets in which the Company competes, additional competitors with significant market presence and financial resources, including computer hardware and software companies, content providers and television equipment manufacturers, including digital set-top box manufacturers, may enter those markets, thereby further intensifying competition. The Company's future competitors also may include one or more of the parties with which it currently has a strategic relationship. Although the Company has proprietary rights with respect to much of the technology incorporated in the Company's VOD and real-time systems, the Company's strategic partners have not agreed to refrain from competing against the Company. Many of the Company's current and potential future competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than the Company, and greater brand name recognition. In addition, many of the Company's competitors have well-established relationships with the Company's current and potential customers and have extensive knowledge of the Company's industries.

     Competition in the high performance real-time computing systems and applications market comes from four sources: (1) major computer companies that participate in the real-time marketplace by layering specialized hardware and software on top of or as an extension of their general purpose product platforms
- these are principally Compaq Computer Corporation and Hewlett-Packard Corporation; (2) other computer companies that provide solutions for applications that address a specific characteristic of real-time, such as fault tolerance or high-performance graphics - these computer companies include Silicon Graphics Inc., and Compaq Computer Corporation; (3) general purpose computing companies that provide a platform on which third party vendors add real-time capabilities - these computer companies include International Business Machines Corp. and Sun Microsystems, Inc.; and (4) single board computer companies that provide board-level processors that are typically integrated into a customer's computer system - these computer companies include Fore Computers, Inc. and Motorola, Inc.

INTELLECTUAL  PROPERTY

     The Company relies on a combination of contracts and copyright, trademark and trade secret laws to establish and protect its proprietary rights in its technology. The Company distributes its products under software license agreements which grant customers perpetual licenses to the Company's products and which contain various provisions protecting its ownership and confidentiality of the licensed technology. The source code of the Company's products is protected as a trade secret and as an unpublished copyright work. In addition, in limited instances, the Company licenses its products under licenses that give licensees limited access to the source code of certain of the Company's products, particularly in connection with its strategic alliances.

     Despite precautions taken by the Company, however, there can be no assurance that the Company's products or technology will not be copied or otherwise obtained and used without authorization. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of the Company's personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal protections for the Company's technology.

     The Company has entered into licensing agreements with several third-party software developers and suppliers. Generally, such agreements grant the Company non-exclusive, worldwide licenses with respect to certain software provided as part of computers and systems marketed by the Company and terminate on varying dates.


GOVERNMENTAL  REGULATION

     The Company is subject to various international, U.S. federal, state and local laws affecting its business. Any finding that the Company has been or is in noncompliance with such laws could result in, among other things, governmental penalties. Further, changes in existing laws or new laws may adversely affect the Company's business.

     The television industry is subject to extensive regulation in the United States and other countries. The Company's VOD business is dependent upon the continued growth of the digital television industry in the United States and internationally. Television operators are subject to extensive government regulation by the Federal Communications Commission and other federal and state regulatory agencies. These regulations could have the effect of limiting capital expenditures by television operators and thus could have a material adverse effect on the Company's business, financial condition and results of operations. The enactment by federal, state or international governments of new laws or regulations could adversely affect the Company's cable operator customers, and thereby materially adversely affect the Company's business, financial condition and results of operations.


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

EMPLOYEES

     As  of  June  30,  2000,  the  Company  employed  407  employees worldwide.
Approximately 298 of these employees were employed in the United States. The Company employed 83 employees in its Xstreme division and 277 employees in its Real-Time division. The Company's employees are not unionized.

FINANCIAL  INFORMATION  ABOUT  FOREIGN  AND DOMESTIC OPERATIONS AND EXPORT SALES

     A summary of net sales (consolidated net sales reflects sales to unaffiliated customers) attributable to Concurrent's foreign and domestic operations for the fiscal years ended June 30, 2000, 1999 and 1998, respectively, is presented at Note 20 to the consolidated financial statements included herein. Financial information about the Company's foreign operations is included in Note 20 to the consolidated financial statements included herein.


ITEM  2.  PROPERTIES

     Concurrent's principal facilities as of June 30, 2000, are listed below. All of the principal facilities are leased. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

                                                                            EXPIRATION      APPROX. FLOOR AREA
LOCATION                                    PRINCIPAL USE                 DATE OF LEASE       (SQ. FEET)
----------------------------------  -----------------------------  ----------------------  -------------------
4375 River Green Parkway            Corporate Headquarters,        August 2006                   26,000
Duluth, Georgia                     Administration, Reasearch &
                                    Development, Sales and
                                    Marketing

2880 Gateway Drive                  Manufacturing and Service      December 2000                 40,000
Pompano Beach, Florida

2881 Gateway Drive                  Administrative and Sales       December 2004                 30,000
Pompano Beach, Florida              and Marketing

2 Crescent Place                    Repair and Service Depot       May 2001                      25,000
Oceanport, New Jersey

Concurrent House                    Sales, Service and Research &  February 2003                 10,000
Railway Terrace                     Development
Slough, Berkshire, England

100 Highpoint Drive                 Research & Development         November 2001                  5,000
Chalfont, PA 18914

     Except for the Chalfont, Pennsylvania facility, which is used exclusively for the Xstreme division, the Company's facilities are used for both divisions. In addition to the facilities listed above, Concurrent also leases space in various domestic and international industrial centers for use as sales and service offices and warehousing.


ITEM  3.  LEGAL  PROCEEDINGS

     From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business. The Company is not presently involved in any material litigation.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  applicable.


ITEM  X.  OFFICERS  OF  THE  REGISTRANT

     Officers of Concurrent are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal. Set forth below are the names, positions, and ages of the Company's executive officers as of August 16, 2000:

NAME                   POSITION                                                             AGE
---------------------  -------------------------------------------------------------------  ---
Steve G. Nussrallah *  President and Chief Executive Officer                                 50
Jack A. Bryant *       President, Xstreme Division                                           42
Daniel S. Dunleavy *   President, Real-Time Division                                         47
Steven R. Norton *     Executive Vice President, Chief Financial Officer and Secretary       39
Fred  Allegrezza       Vice President, Business Development                                  42
Robert E. Chism        Vice President, Development, Xstreme Division                         47
Robert T. Menzel       Vice President, Sales, Real-Time Division                             47
David S. Morales       Vice President, International Sales and Marketing, Xstreme Division   39
David Nicholas         Vice President, North American Cable Sales, Xstreme Division          46

*  Denotes  Executive  Officers  of  the  Company

     Steve G. Nussrallah, President and Chief Executive Officer. Mr. Nussrallah has served as the Company's President and Chief Executive Officer since January 2000. From January 1999 to December 1999, Mr. Nussrallah was the President of the Company's Xstreme division. From March 1996 to March 1998, he served as President and Chief Operating Officer of Syntellect Inc., a publicly-held supplier of call center solutions to the cable television industry. From January 1990 to March 1996, Mr. Nussrallah served as President and Chief Operating Officer of Telecorp Systems Inc., a privately held supplier of call center solutions, which was acquired by Syntellect Inc. in March 1996. From 1984 to 1990, Mr. Nussrallah was employed by Scientific-Atlanta, a publicly held provider of digital communications equipment. He initially served as vice president of engineering for Scientific-Atlanta's cable television operation and later served in positions of increasing responsibility, including Vice President and General Manager of its Subscriber Business Unit.

     Jack  A.  Bryant,  President,  Xstreme  Division.  Mr. Bryant has served as
President of the Company's Xstreme division since July 10, 2000. Prior to joining Concurrent, he held a number of positions at Antec Corporation from 1991 to June 2000. The positions included, from March 1998 to June 2000, President of the Network Technologies Group, from January 1996 to March 1998, President of the Digital Systems Division, and from January 1995 to January 1996, Vice President of Marketing. Before joining Antec, Mr. Bryant held various product marketing and sales positions at General Instrument and Scientific-Atlanta.

     Daniel S. Dunleavy, President, Real-Time Division. Mr. Dunleavy has served as President of the Company's Real-Time division since April 1999. From October 1997 to April 1999, Mr. Dunleavy was the Company's Chief Operating Officer and from June 1997 to April 1999, he served as the Company's Executive Vice
President.  From  June  1996  to  June 1997, he was the Company's Executive Vice
President, Chief Financial Officer and Chief Administrative Officer. From October 1994 to June 1996, Mr. Dunleavy served as the Company's Vice President, Chief Financial Officer and Chief Administrative Officer. From February 1991 to October 1994, he was Vice President, Strategic Alliances and International Operations of the Harris Computer Systems Division of Harris Corporation, a computer systems provider specializing in real-time applications. After joining Harris Corporation in 1978, Mr. Dunleavy served in various positions of increasing responsibility, including Controller of the Harris Computer Systems Division from 1988 until 1991.

     Steven R. Norton, Executive Vice President, Chief Financial Officer and Secretary. Mr. Norton has served as the Company's Executive Vice President and Chief Financial Officer since October 1999. From March 1996 to April 1999, Mr. Norton was Vice President of Finance and Administration for LHS Group, Inc., a publicly held provider of services to communications services providers and Chief Financial Officer for one of its subsidiaries, LHS Communications Systems, Inc. Prior to his employment with LHS, he was an Audit Senior Manager for Ernst &Young and KPMG LLP.

     Fred Allegrezza, Vice President, Business Development. Mr. Allegrezza has served as Vice President, Business Development of the Company since October 28, 1999. Prior to joining the Company, from September 1996 to October 1999, Mr. Allegrezza was the President and CEO of Vivid Technology, a Company that he founded in September 1996. Prior to founding Vivid Technology, from April 1995 to September 1996, Mr. Allegrezza worked with General Instrument as Engineering Program Manager and Systems Engineering Manager in the first digital interactive cable systems deployments. Prior to his work at General Instrument, from June 1990 to April 1995, Mr. Allegrezza worked as the Manager of Systems development and was responsible for development engineering and product marketing for Moore Products Company.

     Robert E. Chism, Vice President, Development, Xstreme Division. Mr. Chism has served as Vice President, Development, of the Company's Xstreme division since April 1999. From June 1996 to April 1999, he served as the Company's Vice President, Development. From October 1994 through June 1996, he served as Vice President, Technical and Production Operations of Harris Computer Systems Corporation. In June 1993, he joined the Harris Computer Systems Division of Harris Corporation as Director, Simulation Business Area. Before joining the Harris Computer Systems Division, he held diverse engineering, program management and marketing assignments in computer and related industries with General Electric Company, a diversified industrial corporation, and from May 1978 to June 1993 he was Subsection Manager of Satellite Command and Data Handling.

     Robert T. Menzel, Vice President, Sales, Real-Time Division. Mr. Menzel has served as Vice President, Sales, of the Company's Real-Time division since April 1999. He served as the Company's Vice President, real-time systems from June 1997 to March 1999, and the Company's Vice President, North American Sales, from June 1996 to February 1997. From June 1996 to June 1997, he was the Company's Vice President, Interactive Video-on-Demand. Mr. Menzel was Vice President, General Manager of the Trusted Systems Division of Harris Computer Systems Corporation from April 1995 to June 1996, and he served as Vice President, National Sales of Harris Computer Systems Corporation from October 1994 to April 1995.

     David S. Morales, Vice President, International Sales and Marketing, Xstreme Division. Mr. Morales has served as Vice President, International Sales and Marketing, of the Company's Xstreme division since August 1999. From April 1996 to May 1999, he was Corporate Vice President, International of Syntellect. From June 1989 to April 1996 he was employed at Scientific-Atlanta, serving in positions of increasing responsibility, including President, Latin America and Chief Executive Officer of one of Scientific-Atlanta's joint venture companies.

     David M. Nicholas, Vice President, North American Cable Sales, Xstreme Division. Mr. Nicholas has served as Vice President, North America Cable Sales, of the Company's Xstreme division since March 1999. From September 1995 to February 1999, he served as Executive Vice President of Pioneer New Media Technologies, Inc. a provider of audio video products. From August 1993 to August 1995, he served as Vice President and General Manager of Texscan Network Systems, a privately held provider of advertising insertion solutions. Prior to that time, he served in various positions at Pioneer Communications of America, Panasonic Industrial, and Magnavox.


PART  II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is currently traded under the symbol "CCUR" on The Nasdaq National Market. The following table sets forth the high and low sale information for the Common Stock for the periods indicated, as reported by The Nasdaq National Market.

FISCAL YEAR 2000
QUARTER ENDED:       HIGH    LOW
                    ------  ------

September 30, 1999  $ 8.53  $ 5.38
December 31, 1999    19.44    6.31
March 31, 2000       27.25   12.00
June 30, 2000        13.25    5.50

FISCAL YEAR 1999
QUARTER ENDED:

September 30, 1998  $ 4.06    1.69
December 31, 1998     3.75    1.75
March 31, 1999        5.13    3.25
June 30, 1999         7.50    3.00

     As of August 16, 2000, there were 53,952,115 shares of Common Stock outstanding, held of record by approximately 1,838 stockholders.

     The Company has never declared or paid any cash dividends on its capital stock. The Company's present policy is to retain all available funds and any future earnings to finance the operation and expansion of its business, and no change in the policy is currently anticipated. In addition, the terms of the Company's credit facility prohibits the payment of cash dividends.

     On July 31, 1992, the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of Common Stock and then outstanding Convertible Preferred Stock of the Company to stockholders of record at the close of business on August 14, 1992. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Participating Cumulative Preferred Stock, par value $.01 per share, at a cash purchase price of $30.00 per Right, subject to adjustment. The Rights become exercisable upon the occurrence of certain events (see Note 18 to the Consolidated Financial Statements.)


ITEM  6.  SELECTED  FINANCIAL  DATA

     The following table sets forth selected historical consolidated financial data which has been derived from Concurrent's audited consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with, and is qualified by reference to, Concurrent's financial statement and related notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                      Selected Consolidated Financial Data
                (Dollars In Thousands, Except Per Share Amounts)

                                                         YEAR ENDED JUNE 30,
INCOME STATEMENT DATA                     2000        1999     1998      1997        1996
------------------------------------  ------------  --------  -------  --------  ------------


Net sales                             $ 68,090      $69,963   $82,215  $108,367  $ 95,800
Gross margin                            31,743       35,377    40,390    51,211    35,265
Operating income (loss)                (23,371)(1)   (1,289)    3,311     9,239   (32,870)(2)
Net income (loss)                      (23,099)(1)   (1,665)    3,414     4,061   (41,309)(2)
Net income (loss) per share - basic
   and diluted                           (0.44)(1)    (0.03)     0.07      0.08     (1.35)(2)


                                                           AT JUNE 30,
BALANCE SHEET DATA                       2000        1999     1998      1997        1996
------------------------------------  ------------  --------  -------  --------  ------------

Cash, cash equivalents and short-term
   investments                         $10,082      $  6,872  $ 5,733  $  4,024  $  3,562
Working capital                         13,803        14,694   13,652     4,694      (966)
Total assets                            47,165        40,569   46,235    63,528    80,073
Long-term debt                               -             -        -     4,493     6,603
Redeemable preferred stock                   -             -        -     1,243     5,610
Stockholders' equity                    29,233        26,011   25,510    18,120     6,927
Book value per share                   $  0.54      $   0.54  $  0.54  $   0.39  $   0.17

(1)     In  October  1999,  the  Company acquired Vivid Technology.  In connection with the acquisition, the Company engaged an independent appraisal firm to value the assets.
        A value of $14.0 million was assigned to in-process research and  development which was written off as required by the purchase accounting  rules.

(2)     During  fiscal  1996,  the  Company  restructured  its operations  which included a workforce  reductions,  rationalization  of facilities, asset write-downs and other costs which resulted in a $24.5 million  charge.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and the notes thereto which appear elsewhere herein. The following discussion contains forward-looking statements that reflect Concurrent's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, elsewhere herein and in other filings made with the Securities and Exchange Commission.

OVERVIEW

     In 1996, Concurrent acquired the real-time computer division of Harris Computer Systems Corporation, creating one of the largest real-time computer systems companies in the country. Over the past several years, the real-time computer processing industry has seen a significant shift in demand from high-priced, proprietary real-time systems to lower-priced, open server systems. High performance processing in the past required a large, expensive computer system with significant proprietary and customized software. Today these requirements are often met by much smaller and less expensive computers with off-the-shelf computer hardware and software. As a result, the Company's revenues from both real-time products and services have been declining. Real-time revenues consist of real-time computer system sales to domestic and foreign government agencies and commercial corporations and fees for maintenance and other services provided to the Company's real-time customers.

     Concurrent now operates the business as two distinct divisions, the Xstreme division and the Real-Time division. The Company created the Xstreme division to capitalize on the increasing opportunities in the emerging digital television services market and focus on the development and sale of digital VOD systems to cable providers that are upgrading their networks to support digital services. Concurrent believes that its future growth will come from the Xstreme division. VOD revenues result from the sale of VOD systems and related services primarily to cable television providers in North America. To date, revenues in the Xstreme division have been concentrated in a very limited number of MSOs and internationally in the non-residential market. The Company expects its revenues from the Xstreme division to increase as digital set-top boxes are increasingly deployed by cable operators in the United States and by cable and DSL providers in other countries. The VOD margin has been lower than ultimately expected because of the early stage nature of the VOD business. Management expects the VOD gross margins to increase as the volume of VOD systems sold increases. The Company has incurred, and expects to continue to incur, losses in the VOD business due to the ramp up of sales and marketing efforts and the initial investments in the VOD business.

     In October 1999, the Company acquired one of its competitors, Vivid Technology, for 2,233,699 shares of common stock and options to purchase 378,983 shares of common stock. The acquisition resulted in a $14.0 million non-cash one-time charge for the write-off of in-process research and development related to acquired computer software technology. The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities acquired were recorded based on their fair values at the date of acquisition.

     Product revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition. The Company recognizes revenue from sales of its VOD and real-time systems when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable. Under multiple element arrangements, the Company allocates revenue to the various elements based on vendor-specific objective evidence of fair value. The Company's products do not require significant customization subsequent to the delivery to the customer.

     The Company recognizes revenue from customer service plans ratably over the term of each plan, typically one year.

     Cost of sales consists of the cost of the computer systems sold, including labor, material, overhead and third party product costs. Cost of sales also includes the salaries, benefits and other costs of the maintenance, service and help desk personnel associated with product installation and support activities.

     Sales and marketing expenses consist primarily of the salaries, benefits and travel expenses of Concurrent employees responsible for acquiring new business and maintaining existing customer relationships, as well as marketing expenses related to trade publications, advertisements and trade shows. Management expects these expenses to increase as the Company continues to expand its VOD business and attract new customers.

     Research and development expenses are comprised of salaries and benefits of Concurrent employees involved in hardware and software product and enhancement development. All development costs are expensed as incurred. Management expects to increase the development staff to investigate and develop follow-on VOD offerings, including next generation products, as well as new software applications.

     General and administrative expenses consist primarily of salaries and benefits of management and administrative personnel, general office administration expenses such as rent and occupancy costs, telephone expenses and fees for legal, accounting and other professional services. Management anticipates that administrative costs will increase as the Company expands its VOD business.

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


                                                    Years Ended June 30,
                                                  -----------------------
                                                   2000     1999    1998
                                                  -------  ------  ------
Revenues:
  Product Sales:
    Real-Time systems                               39.8%   43.4%   46.1%
    Video-on-demand systems                         17.6     1.7       -
                                                  -------  ------  ------
      Total product sales                           57.4    45.1    46.1
  Service and other                                 42.6    54.9    53.9
                                                  -------  ------  ------
      Total net sales                              100.0   100.0   100.0
Cost of sales (% of respective sales category):
    Real-time and video-on-demand systems           51.5    47.5    49.0
    Service and other                               56.0    51.2    52.5
                                                  -------  ------  ------
      Total cost of sales                           53.4    49.5    50.9
                                                  -------  ------  ------

Gross margin                                        46.6    50.5    49.1
                                                  -------  ------  ------
Operating expenses:
    Sales and marketing                             29.8    27.5    22.5
    Research and development                        14.4    14.4    13.3
    General and administrative                      12.7     9.8     8.0
    Cost of purchased in-process research and
      development                                   20.6       -       -
    Relocation and restructuring                     3.5       -    (0.7)
    Non-cash development expenses                      -       -     2.0
    Loss on facility held for sale                     -     0.6       -
                                                  -------  ------  ------

      Total operating expenses                      80.9    52.3    45.1
                                                  -------  ------  ------
Operating income (loss)                            (34.3)   (1.8)    4.0

Interest expense                                    (0.2)   (0.4)   (1.0)
Interest income                                       .5     0.4     0.2
Other non-recurring items                            1.1    (0.1)    1.8
Other income (expense) - net                        (0.1)    0.1     0.3
                                                  -------  ------  ------
Income (loss) before provision for income taxes    (33.0)   (1.8)    5.3
Provision for income taxes                           0.9     0.6     1.1
                                                  -------  ------  ------
Net income (loss)                                 (33.9)%  (2.4)%    4.2%
                                                  =======  ======  ======

RESULTS  OF  OPERATIONS

     FISCAL  YEAR  2000  IN  COMPARISON  TO  FISCAL  YEAR  1999

     Product Sales. Total product sales for fiscal year 2000 were $39.1 million, an increase of $7.5 million or 23.7% from fiscal year 1999. The increase is the result of the increase in sales of VOD systems to $12.0 million in fiscal year 2000 from $1.2 million in fiscal year 1999, primarily due to sales of VOD systems in fiscal year 2000 to domestic cable operators including Time Warner and Cox Communications. Partially offsetting the increase is the continued decline in sales of real-time computer systems.

     Service and Other Sales. Service revenues decreased to $29.0 million in fiscal year 2000 or 24.5% from $38.4 million in fiscal year 1999. The decline resulted from customers switching from proprietary systems to Concurrent's open systems which are less expensive to maintain, and the cancellation of other proprietary computer maintenance contracts as the machines are removed from service.

     Gross Margin. Gross margin decreased by $3.6 million to $31.7 million in fiscal year 2000 as compared to $35.3 million in fiscal year 1999. The gross margin as a percentage of sales decreased to 46.6% in fiscal year 2000 from 50.5% in fiscal year 1999 due to the lower margin realized in the early stages of the VOD business and a decrease in the gross margin on real-time service revenue to 44.0% in fiscal year 2000 from 48.8% in fiscal year 1999. The decrease in the gross margin on service revenue is the result of the decrease in sales and the loss of economies of scale.

     Sales and Marketing. Sales and marketing expenses increased as a percentage of total sales to 29.8% in fiscal year 2000 from 27.5% in fiscal year 1999. These expenses increased 5.4% to $20.3 million in fiscal year 2000 from $19.3 million in fiscal year 1999. The increase is principally the result of an increase in the number of worldwide sales and marketing personnel in the Xstreme division and increased participation in trade show and other marketing activities.

     Research and Development. Research and development expenses as a percentage of sales remained stable at 14.4% in fiscal year 2000 and 1999. These expenses decreased 2.7% to $9.8 million in fiscal year 2000 from $10.0 million in fiscal year 1999 primarily due to deliberate cost reduction efforts in the Real-Time division. This decrease was partially offset by the build-up of research and development personnel in the Xstreme division focusing on the video server hardware and software development, as well as the addition of personnel as part of the acquisition of Vivid Technology in October 1999.

     General and Administrative. General and administrative expenses increased to 12.7% of sales in fiscal year 2000 from 9.8% in fiscal year 1999. These expenses increased $1.8 million or 25.8% primarily due to a $0.7 million severance charge, the growth of Xstreme division management and other corporate executive and administrative personnel, and the move of the corporate headquarters and Xstreme division offices to Atlanta, Georgia.

          Other. Included in operating expenses in fiscal year 2000 is a $14.0 million non-cash charge for the write-off of in-process research and development in connection with the acquisition of Vivid Technology and a $2.4 million restructuring and relocation provision for personnel reduction costs in the Real-Time division and the relocation of the corporate headquarters and Xstreme division offices to Atlanta, Georgia.

     Included in other non-recurring items in fiscal year 2000 is a $0.8 million gain related to the sale of the stock of Concurrent Vibrations, one of Concurrent's French subsidiaries, to Data Physics, Inc.

     Income Taxes. Income tax expense of $0.6 million was recorded in fiscal year 2000 on a pre-tax loss of $22.4 million due to the inability to recognize the tax benefit of the current period net operating loss and the non-deductible write-off of acquired in-process research and development and amortization of other assets received in the acquisition of Vivid Technology.

     Net Income (Loss). The net loss for fiscal year 2000 was $23.1 million or $0.44 per share compared to a net loss of $1.7 million or $.03 per share in fiscal year 1999.

     FISCAL  YEAR  1999  IN  COMPARISON  TO  FISCAL  YEAR  1998

     Product Sales. Product sales for fiscal year 1999 were $31.6 million, a decrease of $6.3 million or 16.6% from fiscal year 1998. The decline was a result of continued decline in sales of proprietary systems and the transition to a more software-oriented business for open systems. Partially offsetting the decline was $1.2 million of VOD systems sales. These sales were the result of increased sales and marketing efforts and significant improvements in the VOD technology during the year.

     Service and Other Sales. Maintenance and service sales decreased to $38.4 million in fiscal year 1999 or 13.4% from $44.3 million in fiscal year 1998. The decline resulted from customers switching from proprietary systems to open systems developed by Concurrent which are less expensive to maintain, and the cancellation of other proprietary computer maintenance contracts as the machines are removed from service.

     Gross Margin. Overall gross margin percentage increased to 50.5% in fiscal year 1999 from 49.1% in fiscal year 1998 due to the increase in the margin on product sales to 52.5% from 51.0% resulting from sales of new real-time products with higher margins. The overall margin in both years was affected slightly by the lower margin on early sales of VOD systems. The gross margin on service and other revenue as a percentage of revenue increased to 48.8% from 47.5% in the prior year due to increased efficiency and cost management.

     Sales and Marketing. Sales and marketing expenses increased as a percentage of total sales to 27.5% in fiscal year 1999 from 22.5% in fiscal year 1998. These expenses increased 4.1% to $19.3 million in fiscal year 1999 from $18.5 million in fiscal year 1998. The increase was principally due to growth in the number of worldwide sales and marketing personnel responsible for developing business for the Xstreme division and increased participation in trade shows and other marketing activities by division personnel. This increase was partially offset by a decrease in the number of worldwide sales personnel in the Real-Time division in accordance with the decrease in real-time revenues.

     Research and Development. Research and development expenses increased as a percentage of sales to 14.4% in fiscal year 1999 from 13.3% in fiscal year 1998. These expenses decreased 8.2% to $10.0 million in fiscal year 1999 from $10.9 million in fiscal year 1998 primarily due to cost reduction efforts in the Real-Time division. This decrease was partially offset by the increased hardware and software development by the Xstreme division.

     General and Administrative. General and administrative expenses increased to 9.8% of sales in fiscal year 1999 from 8.0% in fiscal year 1998. These expenses increased 4.1% to $6.9 million in fiscal year 1999 from $6.6 million in fiscal year 1998. This increase is primarily attributable to increased legal expenses relating to subsequently resolved lawsuits combined with the growth of the Xstreme division management and administrative personnel. The increase was partially offset by worldwide cost reduction efforts in the Real-Time division.

     Other. Included in operating expenses in fiscal year 1999 is a $0.4 million write-down of the Company's French facility to fair market value based upon a valuation by an external appraisal firm due to the Company's decision to sell Concurrent Vibrations, a wholly-owned subsidiary of one of Concurrent's French subsidiaries.

     Included in other non-recurring items in fiscal year 1999 is a $0.4 million write-off of foreign currency translation due to the dissolution of one of Concurrent's French subsidiaries which was offset by $0.3 million of foreign currency transaction gains.

     Interest.  Interest  expense  decreased by $0.6 million in fiscal year
1999  as  the  Company  paid  off  its outstanding debt during fiscal year 1999.

     Income Taxes. The Company recorded income tax expense of $0.4 million in fiscal year 1999 on an operating loss of $1.3 million due to the inability to recognize the tax benefit of the current year net operating loss or the prior year net operating loss carryover and taxable profits in the current year in certain foreign subsidiaries where tax net operating loss carryovers are not available.

     Net Income (loss). The Company recorded a net loss of $1.7 million or $0.03 per share in fiscal year 1999 compared to net income of $3.4 million or $0.07 per share in fiscal year 1998.

ACQUISITION  OF  VIVID  TECHNOLOGY,  INC.

     On October 28, 1999, the Company acquired Vivid Technology, a former competitor in the VOD industry. Vivid Technology's interactive stand-alone VOD system was specifically being designed to integrate with the most popular digital set-top boxes manufactured by General Instrument. The Vivid Technology VOD system was also expected to be compatible with the digital set-top boxes manufactured by other leading cable operators such as Philips, Panasonic and Sony. The Vivid Technology VOD system was based on a cluster of Microsoft Windows NT computers with proprietary hardware and software added to provide high video streaming capacity and fault tolerance. The Vivid Technology VOD system was also being designed to eventually provide VOD service including pause, rewind, and fast forward VCR-like functions. The Vivid Technology VOD system would also provide necessary back-office support software for video content management, video selection graphical user interface, subscriber management, purchase management, billing interfaces, content provider account settlement and consumer marketing feedback. In addition, the Vivid Technology VOD system was being designed to support other interactive applications such as on-line banking, home shopping, merchandising and on-demand/addressable advertising.

     The in-process research and development acquired was estimated to be 80% complete at the date of acquisition and was estimated to cost an additional
$650,000 to complete the VOD system technology project in December of 2000. A variety of tasks were yet to be completed which would be required in order for the Vivid Technology VOD system to be deployed on a commercial basis:

  - The Content Manager, which is used to load movies from content providers, did not have the functionality necessary to create a royalty payment affidavit which is required for the cable operators to pay the required royalties to the content providers. Also, the Content Manager, which has been implemented using a SQL data base, needed to be ported to other relational data bases such as Oracle to support high end data base applications.

  - The Resource Manager had been alpha tested; however, an advanced beta test had not been completed which would validate its ability to scale up to the required number of subscribers or connections in an actual commercial deployment.

  - The Subscriber Manager, which had been implemented using a SQL data base, needed to be ported to other relational data bases such as Oracle to support high end data base applications.

  - The Set Top VOD Application needed to be tested under advanced beta test conditions to ensure that the back channel key stroke system performance can fulfill operational requirements.

  - The Hub Server, or video pump, needed to be tested under full load in an operational environment to ensure stability over an extended period of time. The random conditions resulting from the in home use of tens of thousands of subscribers can only be simulated in an advanced beta test which has yet to be performed.

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

  -  Analysis of the stage of completion of each project;

  - Exclusion of value related to research and development yet-to-be completed as part of the on-going IPR&D projects; and

  -  The contribution of existing products/technologies.

     The projected revenues used in the income approach were based upon the incremental revenues likely to be generated upon completion of the project and the beginning of commercial sales of the Vivid VOD system, as estimated by management to begin in the quarter ending December 31, 2000. The projections assumed that the Vivid VOD system would be successful and the products' development and commercialization were as set forth by management. The discount rate used in this analysis was an after-tax rate of 28%.

     Subsequent to the acquisition date, the Company decided to merge the Vivid Technology VOD system and the Concurrent VOD system into one standard VOD platform. The Company expects to begin shipping the new hardware platform before December 31, 2000. Initially, the new hardware platform will have two software alternatives, one which will be compatible with digital set-top boxes manufactured by General Instrument, using core software technology developed by and purchased from Vivid Technology, and the other will be compatible with digital set-top boxes manufactured by Scientific-Atlanta. Certain of the above tasks are still required to be completed prior to commercial sale of the new server. At June 30, 2000, the Vivid related technology was estimated to be 94% complete and estimated to cost an additional $175,000 to complete the project in December of 2000. Beginning in the first half of calendar 2001, the Company expects to also merge the software solutions into one standard solution which will be compatible with either General Instrument or Scientific-Atlanta set-top boxes.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The liquidity of the Company is dependent on many factors, including sales volume, operating profit, debt service and the efficiency of asset use and turnover. The future liquidity of the Company will be affected by, among other things:

   - The actual versus anticipated decline in sales of real-time proprietary systems and service maintenance revenue;
   -  Revenue  growth  from  VOD  systems;
   - Ongoing cost control actions and expenses, including for example, research and development and capital expenditures;
  -   The  margins  on  the  VOD  and  real-time  businesses;
  - Timing of product shipments which occur primarily during the last month of the quarter;
  - The percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles and which receivables are not included in the borrowing base of the revolving credit facility; and
  - The number of countries in which the Company operates, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases.

     The Company used cash of $0.5 million in operating activities in fiscal year 2000 compared to generating cash of $5.1 million in fiscal year 1999 primarily due to the loss generated by the VOD business during fiscal year 2000. The Company has an agreement providing for an $8.0 million revolving credit facility that expires October 31, 2000. The Company intends to renew the credit facility upon its expiration. During fiscal year 2000 and at June 30, 2000, no amounts were outstanding under the facility. Borrowings under the facility bear interest at the prime rate plus .75% and are secured by substantially all of the Company's domestic assets.

     The Company invested $4.2 million in property, plant and equipment during both fiscal years 2000 and 1999. Current year capital expenditures relate primarily to computer equipment, development and loaner equipment for the Xstreme division and leasehold improvements for the Duluth, Georgia facility and the Real-Time division's new administrative offices in Pompano Beach, Florida.

     The Company received $1.2 million in fiscal year 2000 from the sale of its building in France and an additional $0.5 million from the sale of its subsidiary, Concurrent Vibrations.

     The Company received $6.9 million in proceeds from the issuance of common stock to employees and directors who exercised stock options during fiscal year 2000 compared to $1.8 million in fiscal year 1999.

     At June 30, 2000, the Company had working capital of $15.1 million and had no material commitments for capital expenditures. Management of the Company believes that the existing cash balances, available credit facility and funds generated by operations will be sufficient to meet the anticipated working capital and capital expenditure requirements for the next 12 months.

NEW  ACCOUNTING  STANDARDS  NOT  YET  ADOPTED

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement No. 137 and No. 138, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Upon adoption, all derivative instruments will be recognized in the balance sheet at fair value, and changes in the fair values of such instruments must be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 will be effective for the Company on July 1, 2000. As the Company does not have any hedging and derivative positions, adoption of these pronouncements will not have a material effect on the Company's financial position.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101, as amended, provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the fourth fiscal quarter of 2001. The Company is currently evaluating the effect that such adoption might have on its financial position and results of operations.

     In March 2000, the FASB issued Interpretation No. 44 "Accounting of Certain Transactions involving Stock Compensation - an Interpretation of APB No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 on July 1, 2000, and the adoption did not have a material effect on the financial position or operations of the Company.

DISCLOSURE  REGARDING  FORWARD-LOOKING  STATEMENTS

     Certain statements made in this report, and other written or oral statements made by or on behalf of Concurrent, may constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this report, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and Concurrent's future performance, as well as its expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect the Company's performance or results include, without limitation:

   -  changes  in  product  demand;
   -  economic  conditions;
   -  various  inventory  risks  due  to  changes  in  market  conditions;
   - uncertainties relating to the development and ownership of intellectual property;

   - uncertainties relating to the ability of the Company and other companies to enforce their intellectual property rights;
   -  the  pricing  and  availability  of  equipment, materials and inventories;
   -  the  limited  operating  history  of  the  VOD  segment;
   -  the  concentration  of  the  Company's  customers;
   -  failure  to  effectively  manage  growth;
   -  delays  in  testing  and  introductions  of  new  products;
   -  rapid  technology  changes;
   -  the  highly  competitive  environment  in  which  the  Company  operates;
   - the entry of new well-capitalized competitors into the Company's markets and other risks and uncertainties.

     These statements are based on current expectations and speak only as of the date of such statements. Concurrent undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

     The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. The Company is exposed to the impact of interest rate changes on its short-term cash investments, which are backed by U.S. government obligations, and other investments in respect of institutions with the highest credit ratings, all of which have maturities of 3 months or less. These short-term investments carry a degree of interest rate risk. The Company believes that the impact of a 10% increase or decline in interest rates would not be material to its investment income. The Company conducts business in the United States and around the world. The most significant foreign currency transaction exposures relate to the United Kingdom, those Western European countries that use the Euro as a common currency, Australia and Japan. The Company does not hedge against fluctuations in exchange rates and believes that a hypothetical 10% upward or downward fluctuation in foreign currency exchange rates relative to the United States dollar would not have a material impact on future earnings, fair values, or cash flows.


ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The following Consolidated Financial Statements and supplementary data for Concurrent are included herein.

                                                                                         PAGE
                                                                                         ----

Independent Auditors' Reports                                                             31

Consolidated Balance Sheets as of June 30, 2000 and 1999                                  33

Consolidated Statements of Operations for each of the years
in the three-year period ended June 30, 2000                                              34

Consolidated Statements of Redeemable Preferred Stock, Stockholders' Equity and
Comprehensive Income for each of the years in the three-year period ended June 30, 2000   35

Consolidated Statements of Cash Flows for each of the years in the three-year period
ended June 30, 2000                                                                       36

Notes to Consolidated Financial Statements                                                37

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 18, 1999, the accounting firm of Deloitte & Touche LLP was selected as the independent accountants for the Company for the fiscal year ended June 30, 2000. Deloitte & Touche replaced the accounting firm of KPMG LLP. KPMG LLP was notified of this decision on August 19, 1999. The decision to change auditors was approved by the Board of Directors upon recommendation of the Audit Committee.

     During fiscal years 1999 and 1998, KPMG's report did not contain an adverse opinion or a disclaimer opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during fiscal years 1999 and 1998 and any subsequent period, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART  III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions "Election of Directors" in Registrant's Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on October 26, 2000 ("Registrant's 2000 Proxy Statement").

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Registrant's 2000 Proxy Statement.

ITEM  11.  EXECUTIVE  COMPENSATION

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Executive Compensation" in Registrant's 2000 Proxy Statement.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Common Stock Ownership of Management and Certain Beneficial Owners" in Registrant's 2000 Proxy Statement.

     The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions "Common Stock Ownership of Management and Certain Beneficial Owners," "Election of Directors" and "Executive Compensation" in Registrant's 2000 Proxy Statement.


                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

(a)  (1)  Financial  Statements  Filed  As  Part  Of  This  Report:

          Independent  Auditors'  Reports

          Consolidated  Balance  Sheets  as  of  June  30,  2000  and  1999

          Consolidated Statements of Operations for each of the years in the three-year period ended June 30, 2000

          Consolidated Statements of Redeemable Preferred Stock, Stockholders' Equity and Comprehensive Income for each of the years in the three-year period ended June 30, 2000

          Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 2000

          Notes  to  Consolidated  Financial  Statements

     (2)  Financial  Statement  Schedules

          Schedule  II  Valuation  and  Qualifying  Accounts

     All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable, material or required.

     (3)  Exhibits

EXHIBIT        DESCRIPTION  OF  DOCUMENT
2.2     --     Agreement and Plan of Merger dated as of October 28, 1999 between the Registrant and Vivid
               Technology, Inc. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-
               Q for the fiscal quarter ended September 30, 1999).

2.3     --     Registration Rights Agreement, dated as of October 28, 1999 by and among Fred Allegrezza,
               Gary Lauder, Robert Clasen and the Registrant. (Incorporated by reference to the Registrant's
               Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999).

3.1     --     Restated Certificate of Incorporation of the Registrant.  (Incorporated by reference to the
               Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2     --     Amended and Restated Bylaws of the Registrant. (Incorporated by reference to the Registrant's
               Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 1996).

4.1     --     Form of Common Stock Certificate. (Incorporated by reference to the Registrant's Annual
               Report on Form 10-K for the fiscal year ended June 30, 1992).

4.2     --     Rights Agreement dated as of July 31, 1992 between the Registrant and First National Bank of
               Boston, as rights agent. (Incorporated by reference to the Registrant's Current Report on Form
               8-K dated August 20, 1992).

4.3     --     Warrant to purchase shares of common stock of the Registrant dated August 17, 1998 issued to
               Scientific-Atlanta, Inc. (Incorporated by reference to the Registrant's Annual Report on Form
               10-K for the fiscal year ended June 30, 1998).

10.1    --     1991 Restated Stock Option Plan (as amended as of October 30, 1997). (Incorporated by reference the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
               December 31, 1997).

10.2    --     Form of Employment Agreement between the Registrant and its executive officers.
               (Incorporated by reference to of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991).

10.3    --     Employment Agreement dated as of March 25, 1996 between the Registrant and E. Courtney
               Siegel. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the
               fiscal year ended June 30, 1996).


10.4    --     Amendment to Employment Agreement dated as of January 1, 1999 between the Registrant and E. Courtney Siegel.  (Incorporated by reference to the Registrant's Quarterly Report on
               Form 10-Q for the fiscal quarter ended March 31, 1999).

10.5    --     Amended and Restated Employment Agreement dated as of December 6, 1999 between the
               Registrant and Daniel S. Dunleavy. (Incorporated by reference to the Registrant's Quarterly
               Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

10.6    --     Amended and Restated Employment Agreement dated as of  November 15, 1999 between the
               Registrant and Steve G. Nussrallah. (Incorporated by reference to the Registrant's Quarterly
               Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

10.7    --     Employment Agreement dated as of October 28, 1999 between the Registrant and Steven R.
               Norton. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the
               fiscal quarter ended December 31, 1999).

10.8*   --     Employment Agreement dated as of July 10, 2000 between the Registrant and Jack A. Bryant.

10.9    --     Form of Incentive Stock Option Agreement between the Registrant and its executive officers.
               (Incorporated by reference to the Registrant's Registration Statement on Form S-1. (No. 33-
               45871)).

10.10   --     Form of Non-Qualified Stock Option Agreement between the Registrant and its executive officers. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for  the
               fiscal year ended June 30, 1997).

10.11   --     Sublicensing Agreement between the Registrant and AT&T Information Systems.
               (Incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-
               62440)).

10.12   --     Amended and Restated Loan and Security Agreement dated March 1, 1998 between the
               Registrant and Foothill Capital Corporation. (Incorporated by reference to the Registrant's
               Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998).

16.1    --     Letter regarding change in certifying accountant.  (Incorporated by reference to the Registrant's
               Current Report on Form 8-K dated November 4, 1999).

21.1*   --     List of Subsidiaries.

23.1*   --     Consent of Deloitte & Touche LLP.

23.2*   --     Consent of KPMG LLP

27.1*   --     Financial data schedule (for SEC filing purposes only).

*  Included  herewith.

(b) Reports  On  Form  8-K.

     The following reports on Form 8-K were filed during the period covered by this report:

     - Current Report on Form 8-K/A filed November 4, 1999 relating to the change in the Company's certifying accountant.

     - Current Report on Form 8-K filed on November 12, 1999, as amended by the Current Report on Form 8-K/A filed on January 11, 2000, relating to the acquisition of Vivid Technologies, Inc., and the appointment of Steven R. Norton as Chief Financial Officer.
     - Current Report on Form 8-K filed on January 4, 2000 relating to the promotion of Steve Nussrallah to President and Chief Executive Officer.

                          Independent Auditors' Report


The  Board  of  Directors  and  Stockholders  of
Concurrent  Computer  Corporation:


     We have audited the accompanying consolidated balance sheet of Concurrent Computer Corporation and subsidiaries as of June 30, 2000, and the related consolidated statements of operations, redeemable preferred stock, stockholders' equity, and comprehensive income and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule for the year ended June 30, 2000 listed in the Index at Item 14(a)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Concurrent Computer Corporation and subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule for the year ended June 30, 2000, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                          /s/ Deloitte & Touche LLP


Atlanta,  Georgia
August  4,  2000

                          Independent Auditors' Report


To the Board of Directors and Stockholders of Concurrent Computer Corporation:


     We have audited the accompanying consolidated balance sheet of Concurrent Computer Corporation and subsidiaries as of June 30, 1999, and the related consolidated statements of operations, redeemable preferred stock, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended June 30, 1999. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule for each of the years in the two-year period ended June 30, 1999, as listed in Item 14(a)(2) of the Company's 2000 Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Concurrent Computer Corporation and subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the years in the two-year period ended June 30, 1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                          /s/ KPMG LLP


Atlanta,  Georgia
July  31,  1999

                                   CONCURRENT  COMPUTER  CORPORATION
                                     CONSOLIDATED  BALANCE  SHEETS
                      (In  thousands,  except  share  and  per  share  amounts)

                                                                                        June 30,
                                                                                  -------------------
                                                                                     2000     1999
                                                                                  --------  ---------
                                  ASSETS
Current  assets:
   Cash and cash equivalents                                                      $ 10,082   $ 6,872
   Accounts receivable, less allowance for doubtful accounts
      of $484 at June 30, 2000 and $418 at June 30, 1999                            12,907    14,879
   Inventories                                                                       5,621     4,641
   Prepaid expenses and other current assets                                         2,381     1,053
                                                                                  --------  ---------
      Total current assets                                                          30,991    27,445
Property, plant and equipment - net                                                 11,314    10,936
Facilities held for sale                                                                 -     1,223
Purchased developed computer software - net                                          1,773         -
Goodwill - net                                                                       2,943         -
Other long-term assets - net                                                         1,019       965
                                                                                  --------  ---------
Total assets                                                                       $48,040   $40,569
                                                                                  ========  =========

                      LIABILITIES  AND  STOCKHOLDERS'  EQUITY

   Accounts payable and accrued expenses                                          $ 13,297  $  8,973
   Deferred revenue                                                                  2,608     3,778
                                                                                  --------  ---------
      Total current liabilities                                                     15,905    12,751

Long-term liabilities                                                                2,902     1,807
                                                                                  --------  ---------
      Total liabilities                                                             18,807    14,558

Stockholders' equity:
   Shares of preferred stock, par value $.01; 25,000,000 authorized; none issued         -         -
   Shares of common stock, par value $.01; 100,000,000 authorized;
     53,910,918 and 48,516,527 issued at June 30, 2000 and 1999, respectively          538       485
   Capital in excess of par value                                                  125,740    98,916
   Accumulated deficit after eliminating accumulated deficit
     of $81,826 at December 31, 1991, date of quasi-reorganization                 (95,955)  (72,856)
   Treasury stock, at cost; 840 shares                                                 (58)      (58)
   Accumulated other comprehensive loss                                             (1,032)     (476)
                                                                                  --------  ---------
      Total stockholders' equity                                                    29,233    26,011
                                                                                  --------  ---------
Total liabilities and stockholders' equity                                        $ 48,040  $ 40,569
                                                                                  ========  =========

The accompanying notes are an integral part of the consolidated financial statements.

                                    CONCURRENT  COMPUTER  CORPORATION
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In  thousands,  except  per  share  amounts)

                                                         Year  ended  June  30,
                                                     -----------------------------
                                                       2000      1999      1998
                                                    ---------  --------  ---------
Revenues:
  Product  sales
   Real-time systems                                 $27,122   $30,389   $ 37,868
   Video-on-demand systems                            11,952     1,208          -
                                                    ---------  --------  ---------
    Total product sales                               39,074    31,597     37,868
  Service and other                                   29,016    38,366     44,347
                                                    ---------  --------  ---------
    Total                                             68,090    69,963     82,215

Cost of sales
  Real-time and video-on-demand systems               20,111    15,001     18,556
  Service and other                                   16,236    19,625     23,269
                                                    ---------  --------  ---------
    Total                                             36,347    34,626     41,825
                                                    ---------  --------  ---------
Gross margin                                          31,743    35,337     40,390

Operating expenses:
  Sales and marketing                                 20,311    19,274     18,523
  Research and development                             9,775    10,046     10,947
  General and administrative                           8,661     6,883      6,611
  Cost of purchased in-process research and
  development                                         14,000         -          -
  Relocation and restructuring                         2,367         -       (607)
  Non-cash development expenses                            -         -      1,605
  Loss on facility held for sale                           -       423          -
                                                    ---------  --------  ---------
    Total operating expenses                          55,114     36,626    37,079
                                                    ---------  --------  ---------
Operating income (loss)                              (23,371)   (1,289)     3,311

Interest expense                                        (127)     (261)      (833)
Interest income                                          316       295        185
Other non-recurring items                                761       (88)     1,434
Other income (expense) - net                             (78)       41        277
                                                    ---------  --------  ---------

Income (loss) before provision for income taxes      (22,499)   (1,302)     4,374

Provision for income taxes                               600       363        960
                                                    ---------  --------  ---------
Net income (loss)                                    (23,099)   (1,665)     3,414

Preferred stock dividends and accretion of
  mandatory redeemable preferred shares                    -         -        (18)
                                                    ---------  --------  ---------

Net income (loss) available to common shareholders  $(23,099)  $(1,665)  $  3,396
                                                    =========  ========  =========
Basic and diluted net income (loss) per share       $  (0.44)  $ (0.03)  $   0.07
                                                    =========  ========  =========

The accompanying notes are an integral part of the consolidated financial statements.

                       CONCURRENT  COMPUTER  CORPORATION
              CONSOLIDATED  STATEMENTS  OF  REDEEMABLE  PREFERRED  STOCK,
                 STOCKHOLDERS'  EQUITY  AND  COMPREHENSIVE  INCOME
                        (In thousands, except share amounts)
          For each of the years in the three-year period ended June 30, 2000

                                                       Common Stock
                                                    --------------------                           Other
                                        Redeemable                         Capital in              Compre   Treasury Stock
                                        Preferred                Par       Excess of  Accumulated  -hensive  -------------
                                        Stock         Shares     Value     Par Value    Deficit    Income    Shares  Cost   Total
                                        ----------  -----------  --------  --------  -----------  ---------  ------  -----  -------
Balance at June 30, 1997                $    1,243   46,102,872   $   461   $ 92,650  $ (74,587)  $   (346)   (840)  $(58) $18,120
Sale of common stock under stock plans                  678,213         6        961                                           967
Issuance of common stock under
  retirement savings plan                               296,224         3        581                                           584
Conversion of cumulative, convertible
  redeemable exchangeable
  preferred stock                           (1,245)     555,000         6      1,239                                         1,245
Issuance of warrants                                                           1,605                                         1,605
Dividends on and accretion
  of preferred stock                             2                                          (18)                               (18)
Quasi-reorganizaion related adjustment                                           100                                           100
Comprehensive income:
  Net income                                                                              3,414                              3,414
  Foreign currency translation adjustment                                                             (507)                   (507)
                                                                                                                            -------
    Total comprehensive income                                                                                               2,907
                                        ----------  -----------  --------  --------  -----------  ---------  ------  -----  -------
Balance at June 30, 1998                         -   47,632,309       476    97,136     (71,191)      (853)   (840)   (58)  25,510
Sale of common stock under stock plans                  884,218         9     1,780                                          1,789
Comprehensive loss:
  Net loss                                                                               (1,665)                            (1,665)
  Foreign currency translation adjustment                                                              377                     377
                                                                                                                            -------
    Total comprehensive loss                                                                                                (1,288)
                                        ----------  -----------  --------  --------  -----------  ---------  ------  -----  -------
Balance at June 30, 1999                         -   48,516,527       485    98,916     (72,856)      (476)   (840)   (58)  26,011
Sale of common stock under stock plans                3,160,692        31     7,277                                          7,308
Issuance of common stock related
  to acquisition of Vivid Technology                  2,233,699        22    19,225                                         19,247
Performance warrants                                                            322                                            322
Comprehensive loss
  Net loss                                                                              (23,099)                           (23,099)
  Foreign currency translation adjustment                                                             (556)                   (556)
                                                                                                                           --------
    Total comprehensive loss                                                                                               (23,655)
                                        ----------  -----------  --------  --------  -----------  ---------  ------  -----  -------
Balance at June 30, 2000                $        -   53,910,918   $   538  $125,740  $  (95,955)  $ (1,032)   (840)  $(58) $29,233
                                        ==========  ===========  ========  ========  ===========  =========  ======  ===== ========

The  accompanying  notes  are  an integral part of the consolidated financial  statements.

                    CONCURRENT  COMPUTER  CORPORATION
               CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                            (In  thousands)

                                                                 Year  ended  June  30,
                                                          ------------------------------
                                                               2000      1999      1998
                                                          ----------  --------  ---------
Cash flows provided by (used in) operating activities:
  Net income (loss)                                        $(23,099)  $(1,665)  $  3,414
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Write-off of in-process research and development          14,000         -          -
   Gain on sale of subsidiary                                  (761)        -          -
   Realized gain on trading securities                            -         -       (420)
   Gain on sale of facility                                       -         -       (706)
   Issuance and accrual of non-cash warrants                    322         -      1,605
   Loss on impairment of facility held for sale                   -       423          -
   Loss on dissolution of subsidiary                              -       429          -
   Depreciation and amortization                              5,529     4,959      5,656
   Provision for inventory reserves                             550     1,087          -
   Stock compensation                                           368         -      1,054
   Other non-cash expenses                                      289        19        (40)
   Decrease (increase) in assets, net of effect of
    acquisitions and dispositions
     Accounts receivable                                      1,574     4,098      6,864
     Inventories                                             (1,530)      535      1,915
     Prepaid expenses and other current assets               (1,959)     (384)      (309)
     Other long-term assets                                     216       318         83
    Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                    4,028    (4,348)   (10,561)
     Deferred revenue                                        (1,170)     (240)      (384)
     Other long-term liabilities                              1,128       (91)       679
                                                          ----------  --------  ---------
Net cash provided by (used in) operating activities            (515)    5,140      8,850
                                                          ----------  --------  ---------

Cash flows provided by (used in) investing activities:
  Net additions to property, plant and equipment             (4,361)   (4,194)    (2,949)
  Net proceeds from sale of subsidiary                          496         -          -
  Proceeds from sale of facility                              1,223         -      5,406
  Proceeds from sale of trading securities                        -         -      2,668
  Other                                                          76         -          -
                                                          ----------  --------  ---------
Net cash provided by (used in) investing activities          (2,566)   (4,194)     5,125
                                                          ----------  --------  ---------

Cash flows provided by (used in) financing activities:
  Net payments of notes payable                                   -      (425)    (4,173)
  Net repayment of debt                                         (33)   (1,123)    (8,156)
  Proceeds from sale and issuance of common stock             6,940     1,789        967
                                                          ----------  --------  ---------
Net cash provided by (used in) financing activities           6,907       241    (11,362)
                                                          ----------  --------  ---------

Effect of exchange rates on cash and cash equivalents          (616)      (48)      (904)
                                                          ----------  --------  ---------

Increase in cash and cash equivalents                         3,210     1,139      1,709
Cash and cash equivalents - beginning of year                 6,872     5,733      4,024
                                                          ----------  --------  ---------
Cash and cash equivalents - end of year                    $ 10,082   $ 6,872   $  5,733
                                                          ==========  ========  =========

Cash paid during the period for:
  Interest                                                 $    242   $   258   $    568
                                                          ==========  ========  =========
  Income taxes (net of refunds)                            $    257   $ 1,041   $  1,434
                                                          ==========  ========  =========

Non-cash investing/financing activities:
  Conversion of preferred stock                            $      -   $     -   $  1,245
                                                          ==========  ========  =========
  Dividends on preferred stock                             $      -   $     -   $     18
                                                          ==========  ========  =========

The accompanying notes are an integral part of the consolidated financial statements.

                    CONCURRENT  COMPUTER  CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Overview  of  the  Business

     Concurrent Computer Corporation ("Concurrent" or the "Company") is a leading supplier of high-performance computer systems, software, and services. In August 1999, the Company's emerging Video-On-Demand ("VOD") division opened its own facilities separate from its Real-Time division in order to maximize the focus in each of these businesses.

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

     The Company provides sales and support from offices and subsidiaries throughout North America, South America, Europe, Asia, and Australia.


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

     Gains (losses) on foreign currency transactions of $(3,000), $132,000, and $82,000 for the years ended June 30, 2000, 1999, and 1998, respectively, are included in other income (expense) - net.

                    CONCURRENT  COMPUTER  CORPORATION

     Cash  Equivalents

     Short-term investments with maturities of ninety days or less at the date of purchase are considered cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market, and represents cash invested in U.S. Government securities, bank certificates of deposit, or commercial paper.

     Trading  Securities

     At June 30, 1997, the Company held investments considered to be trading securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Pursuant to the provisions of SFAS No. 115, all realized gains and losses and unrealized holding gains and losses were included as a component of other non-recurring charges in the consolidated statements of operations for the year ended June 30, 1998. The Company had no investments at June 30, 2000 and 1999.

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

     Revenue  Recognition  and  Related  Matters

     Video-on-demand and real-time system revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition. The Company recognizes revenue from video-on-demand and real-time systems when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable. Under multiple element arrangements, the Company allocates revenue to the various elements based on vendor-specific objective evidence of fair value. Our products do not require significant customization.

     The Company recognizes revenue from customer service plans ratably over the term of each plan, typically one year.

                    CONCURRENT  COMPUTER  CORPORATION

     Capitalized  Software

     The Company accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86"). Under SFAS No. 86, the costs associated with software development are required to be capitalized after technological feasibility has been established and ceases capitalization upon the achievement of customer availability. Costs incurred by the Company between technological feasibility and the point at which the products are ready for market are insignificant and as a result the Company has no internal software development costs capitalized at June 30, 2000 and 1999.

     The Company has not incurred costs related to the development or purchase of internal use software.

     Research  and  Development

     Research  and  development  expenditures  are  expensed  as  incurred.

     Basic  and  Diluted  Income  (Loss)  per  Share

     Basic income (loss) per share is computed by dividing income (loss) after deduction of preferred stock dividends by the weighted average number of common shares outstanding during each year. In fiscal year 1998 diluted income per share is computed using the treasury stock method by dividing income after deduction of preferred stock dividends by the weighted average number of shares including common share equivalents and incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Common share equivalents of 4,548,000 and 2,600,000 for the years ended June 30, 2000 and 1999, respectively, were excluded from the calculation as their effect was antidilutive.

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

                    CONCURRENT  COMPUTER  CORPORATION

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

     Pensions  and  Postretirement  Benefits

     In February 1998, SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits," ("SFAS 132") was issued. SFAS 132 requires additional disclosures concerning changes in the Company's pension and other postretirement benefit obligations and assets and eliminates certain disclosures no longer considered useful. The Company has adopted the provisions of this standard in fiscal year 1999. The adoption of this statement did not impact the Company's consolidated financial position, results of operations, or cash flows, and any effects are limited to the form and content of its disclosures.

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

     Segment  Information

     The Company operated in one segment for management reporting purposes until July 1, 1999 when the Company separated the facilities personnel and reporting for the VOD division from the Real-Time division. The Company has separately reported the fiscal year 2000 operating results for both the VOD division and the Real-Time division.

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

                    CONCURRENT  COMPUTER  CORPORATION

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

     Reclassifications

     Certain prior years' amounts have been reclassified to conform with the current year's presentation.

3.   Acquisitions

     On October 28, 1999, the Company acquired Vivid Technology ("Vivid") for total consideration of $19.8 million, consisting of 2,233,699 shares of common stock valued at $16.8 million, $0.2 million of acquisition costs, and 378,983 shares reserved for future issuance upon exercise of stock options with a value of $2.8 million. The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded based on their fair values at the date of the acquisition. The purchase price allocation and the respective useful lives of the intangible assets are as follows:

                                                  Allocation    Life
                                                  ----------    ----
Working capital                                   $      72
Fixed assets                                            257
Other long-term assets                                   13
Developed completed computer software technology      1,900    10 yrs
Employee workforce                                      400     3 yrs
Goodwill                                              3,153    10 yrs
In-process research and development                  14,000

Amortization of intangible assets is on a straight-line basis over the assets' estimated useful life. Vivid's operations are included in the condensed consolidated statements of operations from the date of acquisition.

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

                    CONCURRENT  COMPUTER  CORPORATION

     The following unaudited proforma information presents the results of operations of the Company as if the acquisition had taken place on July 1, 1998 and includes the one-time charge related to the write-off of the purchased IPR&D of $14 million for the fiscal year ended June 30, 2000:

                                                    Year ended June 30,
                                                    -------------------
                                                      2000      1999
                                                    --------  --------
                                                  (Dollars in thousands,
                                                 except per share amounts)
Revenues                                            $ 68,444   $70,603
                                                    =========  ========
Net loss                                            $(23,795)  $(3,497)
                                                    =========  ========
Basic and diluted net loss per share                $  (0.45)  $ (0.07)
                                                    =========  ========

     On June 27, 1996 Concurrent acquired the assets of the Real-Time division of Harris Computer Systems Corporation ("HCSC") and 683,178 newly-issued shares of HCSC, in exchange for 10,000,000 shares of common stock of Concurrent (with a fair value of $9.7 million); 1,000,000 shares of convertible exchangeable preferred stock of Concurrent with a 9% cumulative annual dividend payable quarterly in arrears, mandatorially redeemable at $6,263,000 (with an estimated fair value of $5.6 million) (see Note 4); and the assumption of certain liabilities relating to the HCSC Real-Time division. The aggregate purchase price of the acquisition was approximately $18.7 million, including $3.4 million in transaction expenses (principally financial advisor, legal and other professional fees). The acquisition was accounted for as a purchase effective June 30, 1996. The acquisition resulted in excess of acquired net assets over cost (negative goodwill) amounting to approximately $8.7 million which has been allocated to reduce proportionately the values assigned to non-current assets.

     The 683,173 shares of HCSC common stock acquired by the Company in connection with the acquisition were classified as trading securities in the consolidated balance sheet and valued at their market price of $14.75 per share or $10.1 million. During the year ended June 30, 1998, 259,352 shares of stock were sold, resulting in a realized gain for the period of $358,000, and 45,826 shares valued at $10.25 per share were issued as bonuses to Company employees resulting in a realized gain of $62,000 and non-cash compensation expense of $470,000. The gains are included as other non-recurring items in the consolidated statements of operations and as non-cash items in the consolidated statements of cash flows.

4.   Redeemable  Convertible  Preferred  Stock

     In connection with the acquisition of the HCSC Real-Time division, Concurrent issued 1,000,000 shares of newly issued Class B 9% Cumulative Convertible Redeemable Exchangeable Preferred Stock ("Preferred Stock"). Each share of Preferred Stock was convertible into one or more shares of fully paid non-assessable shares of common stock of the Company at a conversion price of $2.50. The Preferred Stock was recorded at fair value when issued. During fiscal years 1998 and 1997 respectively, 220,000 shares and 780,000 shares of Concurrent Preferred Stock were converted into outstanding common stock. As of June 30, 2000 and 1999, there was no outstanding Preferred Stock.

5.   Restructuring  and  Relocation

     In August 1999, the Company relocated its Corporate Headquarters and its VOD division to Duluth, Georgia. In connection with this move, the Company incurred employee relocation costs of $769,000, which is recorded as an operating expense in the consolidated statement of operations for the year ended June 30, 2000. As of June 30, 2000, all costs had been paid and there was no remaining accrued costs.

                    CONCURRENT  COMPUTER  CORPORATION

     In addition to the VOD division relocation discussed above, management decided in the first quarter of fiscal year 2000 to "right-size" the Real-Time division to bring its expenses in line with its anticipated revenues. In connection with these events, the Company recorded a $1.6 million operating expense in the consolidated statement of operations for the year ended June 30, 2000. This expense represents workforce reductions of approximately 38 employees in all areas of the Company. As of June 30, 2000, all costs had been paid and there was no remaining accrued costs.

     In connection with the acquisition of the HCSC Real-Time division, the Company recorded a $23.2 million restructuring provision as of June 30, 1996. Such charge, based on formal approved plans, included the estimated costs related to the rationalization of facilities, workforce reductions, asset writedowns and other costs which represented approximately 44%, 28%, 26%, and 2%, respectively. The rationalization of facilities included the planned disposition of the Company's Oceanport, New Jersey facility, as well as the closing or downsizing of certain offices located throughout the world. The workforce reductions included the termination of approximately 200 employees worldwide, encompassing substantially all of the Company's employee groups. The asset writedowns were primarily related to the disposition of duplicative machinery and equipment. Cash expenditures related to this restructuring were $117,000, $600,000 and $2.2 million for the years ended June 30, 2000, 1999 and 1998, respectively. As of June 30, 2000, all costs had been paid and there was no remaining accrued costs.

     On May 5, 1992 the Company had entered into an agreement with the Industrial Development Authority (the "IDA") to maintain a presence in Ireland through April 30, 1998. In connection with the acquisition of the HCSC Real-Time division, the Company closed its Ireland operations in December 1996 and was required to repay grants to the IDA of approximately $484,000 (360,000 Irish pounds). During fiscal year 1999, $394,000 was paid to the IDA and the remaining amount of $90,000 was paid in fiscal 2000.

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

     As part of the Termination Agreement, the minority shareholders agreed to assume their share of CNC losses subsequent to fiscal year 1996 amounting to $1.2 million. The Company accounted for this payment from the minority shareholders in the consolidated statement of operations as other non-recurring items in 1998.

7.   Dissolution  of  Subsidiary

     During the year ended June 30, 1999, the Company dissolved its subsidiary Concurrent Computer Corporation France (the "French Branch"). However, the French Branch should not be confused with Concurrent Computer Corporation S.A., the Company's continuing French subsidiary. In connection with the dissolution, all assets and liabilities of the French Branch were assumed by the Company. As a result, a loss of $429,000, representing the write off of the French Branch's cumulative translation adjustment, was recorded as other non-recurring items in the consolidated statement of operations for the year ended June 30, 1999.

                    CONCURRENT  COMPUTER  CORPORATION

8.   Sale  of  Subsidiary

     On September 8, 1999, the Company entered into an agreement to sell the stock of Concurrent Vibrations, a wholly owned subsidiary of Concurrent Computer Corporation S.A., to Data Physics, Inc. The transaction, which had an effective date of August 31, 1999, resulted in a gain of $761,000. This gain is recorded as other non-recurring items in the consolidated statement of operations for the year ended June 30, 2000.

9.   Inventories

     Inventories  consist  of  the  following:

                        June 30,
                  -------------------
                    2000       1999
                  --------  ---------
                  (Dollars in thousands)

Raw  Materials     $4,333      $3,103
Work-in-process       947       1,175
Finished  Goods       341         363
                  --------  ---------
                   $5,621      $4,641
                  ========  =========

     At June 30, 2000 and 1999, some portion of the Company's inventory was in excess of the current requirements based upon the planned level of sales for future years. Accordingly, the Company recorded an accrual for inventory reserves of $4.0 million and $4.6 million to reduce the value of the inventory to its estimated net realizable value at June 30, 2000 and 1999, respectively.

10.  Property,  Plant  and  Equipment

     Property,  plant  and  equipment  consists  of  the  following:

                                                          June 30,
                                                   --------------------
                                                      2000       1999
                                                   ---------  ---------
                                                   (Dollars in thousands)

Buildings and leasehold improvements               $  2,131   $  1,302
Machinery, equipment and customer support spares     31,346     34,647
                                                   ---------  ---------
                                                     33,477     35,949
Less: Accumulated depreciation                      (22,163)   (25,013)
                                                   ---------  ---------
                                                   $ 11,314   $ 10,936
                                                   =========  =========

     For the years ended June 30, 2000, 1999 and 1998, depreciation and amortization expense for property plant and equipment amounted to $4,148,000, $4,087,000 and $4,494,000, respectively.

     In fiscal year 1999, the Company entered into an agreement to sell its France facility. In connection with this transaction, which was finalized in the first quarter of fiscal year 2000, the facility was written down by $0.4 million to its estimated fair market value of $1.2 million, based upon a valuation by the acquiring company, and classified as a facility held for sale in the consolidated balance sheet. The loss on facility held for sale is reflected as an operating expense in the consolidated statement of operations for fiscal year 1999.

                    CONCURRENT  COMPUTER  CORPORATION

     During fiscal year 1996, in connection with the acquisition of the HCSC Real-Time division and the resulting planned disposition of the Company's Oceanport, New Jersey facility, the book value of land and building related to this facility was written down by $6.8 million to its estimated fair value of $4.7 million, based upon a valuation by independent appraisers, and classified as a facility held for sale. The sale was finalized during the first quarter of fiscal year 1998 and resulted in net proceeds of approximately $5.4 million which was used to pay the Company's long term debt. The Company realized a gain of $0.7 million that is reflected as an operating expense in the consolidated statement of operations for the year ended June 30, 1998.

11.  Accounts  Payable  and  Accrued  Expenses

     Accounts  payable  and  accrued  expenses  consist  of  the  following:

                                                          June 30,
                                                   --------------------
                                                      2000       1999
                                                   ---------  ---------
                                                   (Dollars in thousands)

Accounts payable, trade                             $ 4,484   $   2,941
Accrued payroll, vacation and
  other employee expenses                             6,292       4,314
Restructuring reserve                                     -          90
Other accrued expenses                                2,521       1,628
                                                   ---------  ---------
                                                    $13,297   $   8,973
                                                   =========  =========

12.  Debt  and  Lines  of  Credit

     The Company has a revolving credit facility with a bank that expires on October 31, 2000 and which provides for borrowings of up to $8 million at an interest rate of prime (9.5% at June 30, 2000) plus 0.75%. The Company is currently working with the bank to renew the facility. At June 30, 2000 and 1999, there were no borrowings outstanding under the facility. The Company has pledged substantially all of its domestic assets as collateral for the facility.

     The facility contains various covenants and restrictions, which among other things, (1) place certain limits on corporate acts of the Company such as fundamental changes in the corporate structure of the Company, investments in other entities, incurrence of additional indebtedness, creation of liens or certain distributions or dispositions of assets, including cash dividends, and
(2) require the Company to meet financial tests of a period basis, the most restrictive of which relate to the maintenance of collateral coverage and debt coverage all as defined in the agreement. At June 30, 2000, the Company was in violation of the EBITDA covenant for which a waiver was obtained.

                    CONCURRENT  COMPUTER  CORPORATION

13.  Income  Taxes

     The domestic and foreign components of income (loss) before provision for income taxes are as follows:

                   Year ended June 30,
               ---------------------------
                  2000      1999     1998
               ---------  --------  ------
                  (Dollars in thousands)

United States  $(22,336)  $(1,420)  $2,143
Foreign            (163)      118    2,231
               ---------  --------  ------
               $(22,499)  $(1,302)  $4,374
               =========  ========  ======

     The  components  of  the  provision  for  income  taxes  are  as  follows:

                          Year ended June 30,
                        ----------------------
                         2000    1999    1998
                        ------  -------  ------
                        (Dollars in thousands)
Current:
    Federal             $    -  $    -   $    -
    Foreign                201   1,056      496
                        ------  -------  ------
       Total               201   1,056      496
                        ------  -------  ------

Deferred:
    Federal                  -       -       98
    Foreign (benefit)      399    (693)     366
                        ------  -------  ------
             Total         399    (693)     464
                        ------  -------  ------

                        $  600  $  363   $  960
                        ======  =======  ======

                    CONCURRENT  COMPUTER  CORPORATION

     A reconciliation of the income tax (benefit) expense computed using the Federal statutory income tax rate to the Company's provision for income taxes is as follows:

                                                          Year ended June 30,
                                                    -------------------------------
                                                      2000       1999        1998
                                                    ---------  ---------  ---------
                                                        (Dollars in thousands)
Income (loss) before provision for
   income taxes                                     $(22,499)  $ (1,302)  $  4,374
                                                    ---------  ---------  ---------
Tax (benefit) at Federal statutory rate               (7,650)      (443)     1,487
Change in valuation allowance                          9,754     (1,442)         -
Other permanent differences, net                      (1,504)     2,248       (527)
                                                    ---------  ---------  ---------
Provision for income taxes                          $    600   $    363   $    960
                                                    =========  =========  =========

As of June 30, 2000 and 1999, the Company's deferred tax assets and liabilities were comprised of the following:

                                                                June 30,
                                                          --------------------
                                                             2000       1999
                                                          ---------  ---------
                                                         (Dollars in thousands)
Gross deferred tax assets related to:
  U.S. and foreign net operating loss carryforwards       $ 71,903   $ 46,809
  Book and tax basis differences for reporting purposes        206     10,530
  Other reserves                                             3,789        607
  Accrued compensation                                         718        883
  Other                                                      2,434        785
                                                          ---------  ---------
    Total gross deferred tax assets                         79,050     59,614
Valuation allowance                                        (77,104)   (57,372)
                                                          ---------  ---------
    Total deferred tax asset                                 1,946      2,242

Gross deferred tax liabilities related to
  property and equipment/other                               1,652      1,549
                                                          ---------  ---------
    Total gross deferred tax liability                       1,652      1,549
                                                          ---------  ---------
    Deferred income taxes                                 $    294   $    693
                                                          =========  =========

                    CONCURRENT  COMPUTER  CORPORATION

     Any future benefits attributable to the U.S. Federal net operating loss carryforwards which originated prior to the Company's quasi-reorganization are accounted for through adjustments to capital in excess of par value. Under
Section 382 of the Internal Revenue Code, future benefits attributable to the net operating loss carryforwards and tax credits which originated prior to the Company's quasi-reorganization and those which originated subsequent to the
Company's quasi-reorganization through the date of the Company's 1993 comprehensive refinancing ("1993 Refinancing") are limited to approximately $0.3 million per year. The Company's U.S. Federal net operating loss carryforwards begin to expire in 2004. As of June 30, 2000, the Company has remaining utilizable U.S. Federal tax net operating loss carryforwards of approximately $173 million for income tax purposes. Approximately $62 million of these net operating loss carryforwards originated prior to the Company's 1993 Refinancing and are limited to $300,000 per year.

     The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options increased the operating loss carryforward by approximately $10.0 million for the year ended June 30, 2000. Such benefits will be recorded as an increase to additional paid-in capital when realized.

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

     The valuation allowance for deferred tax assets as of June 30, 2000 and 1999 was approximately $77 million and $57 million, respectively. The net change in the total valuation allowance for the year ended June 30, 2000 was an increase of approximately $19.7 million. The net decrease in the total valuation allowance for the years ended June 30, 1999 and 1998 was approximately $1.4 million and $8.2 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As such, the deferred tax assets have been reduced by the valuation allowance since management considers more likely than not that these deferred tax assets will not be realized.

14.  Pensions  and  Other  Postretirement  Benefits

     The Company maintains a retirement savings plan (the "Plan") available to U.S. employees which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company may make a discretionary matching contribution equal to 100% of the first 6% of employees' contributions. For the years ended June 30, 2000, 1999 and 1998, the Company matched 100% of the employees' Plan contributions up to 6%.

The  Company's  matching  contributions  under  the  Plan  are  as  follows:

                                      2000      1999       1998
                                   ---------  --------  ----------
                                        (Dollars in thousands)
          Matching  contribution     $1,378     $1,040     $1,140

                    CONCURRENT  COMPUTER  CORPORATION

     Certain foreign subsidiaries of the Company maintain pension plans for their employees which conform to the common practice in their respective countries. The related changes in benefit obligation and plan assets and the amounts recognized in the consolidated balance sheets are presented in the following tables:

Reconciliation of Funded Status
-------------------------------
                                                       June 30,
                                                 -------------------
                                                    2000      1999
                                                 ---------  --------
                                                (Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year          $ 14,230   $10,777
Service cost                                          313       336
Interest cost                                         923       886
Plan participants' contributions                       67        71
Actuarial loss                                         10     2,803
Foreign currency exchange rate change                 (60)     (586)
Benefits paid                                         (52)      (57)
                                                 ---------  --------
Benefit obligation at end of year                $ 15,431   $14,230
                                                 =========  ========
Change in plan assets:
Fair value of plan assets at beginning of year   $ 14,081   $13,603
Actual return on plan assets                        1,049       957
Employer contributions                                158       170
Plan participants' contributions                       67        71
Benefits paid                                         (33)      (20)
Foreign currency exchange rate change                   -      (700)
                                                 ---------  --------
Fair value of plan assets at end of year         $ 15,322   $14,081
                                                 =========  ========

Funded status                                    $   (109)  $  (149)
Unrecognized actuarial loss                          (121)       (3)
Unrecognized prior service benefit                    243       277
Unrecognized net transition obligation               (151)     (211)
                                                 ---------  --------
Net amount recognized                            $   (138)  $   (86)
                                                 =========  ========

Amounts Recognized in the Consolidated Balance Sheet

                                                       June 30,
                                                 -------------------
                                                    2000      1999
                                                 ---------  --------
                                                (Dollars in thousands)
Prepaid  benefit  cost                           $  1,131   $ 1,255
Accrued  benefit  liability                        (1,269)   (1,341)
                                                 ---------  --------
Net  amount  recognized                          $   (138)  $   (86)
                                                 =========  ========

                    CONCURRENT  COMPUTER  CORPORATION

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $2.7 million, $2.7 million and $1.6 million, respectively, as of June 30, 2000, and $2.4 million, $2.4 million and $1.5 million, respectively, as of June 30, 1999.

     Plan assets are comprised primarily of investments in managed funds consisting of common stock, money market and real estate investments.

     The assumptions used to measure the present value of benefit obligations and net periodic benefit cost are shown in the following table:

                                                    June 30,
                                ------------------------------------------
                                2000               1999           1998
                                -------------  -------------  ------------
Discount rate                   6.0% to 6.25%  6.0% to 6.25%  6.5% to 8.5%
Expected return on plan assets      6.0%           6.0%       7.0% to 8.5%
Compensation increase rate      3.5% to 4.5%   3.5% to 4.5%   3.5% to 7.0%

Components  of  Net  Periodic  Benefit  Cost

                                                              Year ended June 30,
                                                         ----------------------------
                                                           2000      1999      1998
                                                         --------  --------  --------
                                                             (Dollars in thousands)
Service cost                                             $   313   $   336   $   360
Interest cost                                                923       886       858
Expected return on plan assets                              (918)     (873)   (1,130)
Amortization of unrecognized net transition obligation       (69)      (69)      (71)
Amortization of unrecognized prior service benefit            24        25        25
Recognized actuarial loss                                    (27)      (51)     (125)
                                                         --------  --------  --------
Net periodic benefit cost                                $   246   $   254   $   (83)
                                                         ========  ========  ========

                    CONCURRENT  COMPUTER  CORPORATION

15.  Segment  Information

     For the year ended June 30, 2000, the Company operates its business in two divisions: Real-Time and VOD. Its Real-Time division is a leading provider of high-performance, real-time computer systems, solutions and software for commercial and government markets focusing on strategic market areas that include hardware-in-the-loop and man-in-the-loop simulation, data acquisition, industrial systems, and software and embedded applications. Its VOD division is a leading supplier of digital video server systems to a wide range of industries serving a variety of markets, including the broadband/cable, hospitality, intranet/distance learning, and other related markets. Shared expenses are primarily allocated based on either revenues or headcount. There were no material intersegment sales or transfers. For the year ended June 30, 2000, one customer accounted for 14% of the total Real-Time revenue and one customer accounted for 47% of the total VOD revenue. There were no other customers that accounted for more than 10% of revenue for either division. The following summarizes the operating income (loss) by segment for the year ended June 30, 2000. Corporate costs include costs related to the offices of the Chief Executive Officer, Chief Financial Officer, Investor Relations and other administrative costs including annual audit and tax fees, board of director fees and similar costs.

                                                                  Year ended June 30, 2000
                                                         ------------------------------------------
                                                         Real-Time     VOD     Corporate    Total
                                                         ---------  ---------  ---------  ---------
                                                             (Dollars in thousands)
Revenues:
  Product Sales                                           $27,122   $ 11,952   $      -   $ 39,074
  Service and other                                        29,016          -          -     29,016
                                                         ---------  ---------  ---------  ---------
     Total                                                 56,138     11,952          -     68,090

Cost of sales
  Systems                                                  12,345      7,766          -     20,111
  Service and other                                        16,236          -          -     16,236
                                                         ---------  ---------  ---------  ---------
     Total                                                 28,581      7,766          -     36,347
                                                         ---------  ---------  ---------  ---------
Gross margin                                               27,557      4,186          -     31,743

Operating expenses
  Sales & marketing                                        11,942      8,040        329     20,311
  Research and development                                  4,173      5,602          -      9,775
  General and administrative                                1,879      1,245      5,537      8,661
  Cost of purchased in-process research and development         -     14,000          -     14,000
  Relocation and restructuring                              1,208      1,159          -      2,367
                                                         ---------  ---------  ---------  ---------
    Total operating expenses                               19,202     30,046      5,866     55,114
                                                         ---------  ---------  ---------  ---------
Operating income (loss)                                  $  8,355   $(25,860)  $ (5,866)  $(23,371)
                                                         =========  =========  =========  =========

                    CONCURRENT  COMPUTER  CORPORATION

Summarized  financial  information  for  fiscal  year  2000  is  as  follows:

                           As  of  and  for  the  year  ended  June  30,  2000
                           ---------------------------------------------------
                                Real-Time    VOD     Corporate   Total
                                --------------------------------------
                                        (Dollars  in  thousands)

Net sales                       $  56,138  $ 11,952          -   $ 68,090
Operating income (loss)         $   8,355  $(25,860)  $ (5,866)  $(23,371)
Identifiable assets             $  22,610  $ 19,871   $  5,559   $ 48,040
Depreciation and amortization   $   3,071  $  1,643   $    815   $  5,529
Capital expenditures            $   1,252  $  2,286   $    823   $  4,361

     The VOD division became a reportable segment during fiscal 2000. Revenues generated from VOD sales were $1.2 million for the year ended June 30, 1999. It is impracticable to attain operating income (loss), identifiable assets, depreciation and amortization and capital expenditures for the VOD division as of and for the year ended June 30, 1999 as the Company operated as one segment for that period.

16.  Employee  Stock  Plans

     The Company has a Stock Option Plan providing for the grant of incentive stock options to employees and non-qualified stock options (NSO's) to employees, non-employee directors and consultants. The Stock Option Plan is administered by the Stock Award Committee comprised of members of the Compensation Committee of the Board of Directors or the Board of Directors, as the case may be. Under the plan, the Stock Award Committee may award, in addition to stock options, shares of Common Stock on a restricted basis. The plan also specifically provides for stock appreciation rights and authorizes the Stock Award Committee to provide, either at the time of the grant of an option or otherwise, that the option may be cashed out upon terms and conditions to be determined by the Committee or the Board. No stock appreciation rights have been granted during the years ended June 30, 2000, 1999, and 1998. Options issued under the Stock Option Plan generally vest over three years and are exercisable for ten years from the grant date. The plan terminates on January 31, 2002. Stockholders have approved the purchase of up to 12,000,000 shares under the plan.

     Changes in options outstanding under the plan during the years ended June 30, 2000, 1999, and 1998 are as follows:

                                              2000                     1999                1998
                                     -----------------------  --------------------  -------------------
                                                  Weighted               Weighted              Weighted
                                                  Average                Average               Average
                                                  Exercise               Exercise              Exercise
                                       Shares     Price        Shares    Price       Shares    Price
                                     -----------  --------  -----------  --------  ----------  --------
Outstanding at  beginning of year     7,190,969   $   2.56   5,852,794   $   2.13  6,016,229   $   2.15
Granted                               1,763,419   $   7.60   2,453,500   $   3.51    630,800   $   1.86
Exercised                            (3,127,306)  $   2.23    (884,283)  $   2.02   (666,443)  $   1.45
Forfeited                              (145,561)  $   3.91    (231,042)  $   2.17   (127,792)  $   5.06
                                     -----------            -----------            ----------
Outstanding at year-end               5,681,521   $   4.28   7,190,969   $   2.56  5,852,794   $   2.13
                                     ===========            ===========            ==========

Options exercisable at year end       2,600,401              3,498,533             3,076,730
                                     ===========            ===========            ==========

Weighted average fair value of
   Options granted during the year    $    5.62             $     1.56             $    0.65
                                     ===========            ===========            ==========

                    CONCURRENT  COMPUTER  CORPORATION

     Options with respect to 2,600,401 shares of common stock, with an average exercise price of $2.57 were exercisable at June 30, 2000. The weighted-average fair value of the stock options granted during 2000, 1999 and 1998 was $4,715,526, $1,870,148 and $1,343,074, respectively, on the date of grant using the Black Scholes option-pricing model. The weighted-average assumptions used were: expected dividend yield 0%, risk-free interest rate 5.0%, expected life of
4.01 years and an expected volatility of 106%, 70%, and 35% for the years ended June 30, 2000, 1999 and 1998, respectively.

     The following table summarizes information about stock options outstanding and exercisable at June 30, 2000:

                           Outstanding  Options        Options Exercisable
               -------------------------------------  -----------------------
                   Weighted
Range  of           Average                  Weighted                Weighted
Exercise           Remaining                  Average                Average
Prices            Contractual  At June 30,   Exercise  At June 30,   Exercise
                     Life         2000        Price       2000       Price
-----------------------------------------------------------------------------
0.37 -  $0.99          6.92     352,659  $     0.43     352,659   $ 0.43
1.00 -  $1.99          5.93     258,812        1.47     156,012     1.43
2.00 -  $2.99          7.04   2,864,706        2.44   1,688,221     2.24
3.00 -  $3.99          8.13      36,566        3.17      33,233     3.19
4.00 -  $4.99          7.81     478,445        4.40     170,438     4.39
5.00 -  $5.99          8.57     336,400        5.03     109,737     5.03
6.00 -  $6.99          9.10     345,000        6.70       5,001     6.73
7.00 -  $7.99          9.07       5,100        7.46         100     7.19
8.00 -  $8.99          9.13     279,333        8.00           0     0.00
10.00 - $10.99         9.37     544,500       10.12           0     0.00
11.00 - $11.99         9.50      65,000       11.09      65,000    11.09
13.00 - $13.99         9.65      20,000       13.75           0     0.00
18.00 - $18.99         9.61      85,000       18.56      20,000    18.56
19.00 - $19.99         9.71      10,000       19.63           0     0.00
                              ---------               ----------
                       7.68   5,681,521  $     4.28   2,600,401   $ 2.57
                              =========               ==========

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net (loss) income applicable to common shareholders and net (loss) income per share would have been reduced to the pro forma amounts indicated below:

                               Year  ended  June  30,
                       ----------------------------------------
                       2000              1999              1998
                       ----              ----              ----
                         (Dollars in thousands, except per
                                    share  amounts)

Net  income  (loss)
applicable to
common  shareholders
    As  reported       $(23,099)        ($1,665)          $3,396
    Pro  forma         $(27,815)        ($3,535)          $2,053

Net  income  (loss)
per  share -
basic  and  diluted
    As  reported       $  (0.44)        ($ 0.03)          $ 0.07
    Pro  forma         $  (0.54)        ($ 0.07)          $ 0.04

                    CONCURRENT  COMPUTER  CORPORATION

17.  Issuance  of  Non-Cash  Warrants

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

     During Phase I, either party could terminate the negotiations at any time. In June 1998, the parties moved to Phase II and pursuant to the provisions of SFAS No. 123, Concurrent recorded a charge of $1.6 million representing the fair value of the underlying stock using the Black-Scholes option-pricing model for the warrants to purchase 2 million shares of the Company's stock. The weighted assumptions used were: expected dividend yield 0%, risk-free interest rate of 5.0%, expected life of 4.01years and an expected volatility of 35%.

     The LOI further stipulates that Concurrent is required to issue additional warrants to SAI upon achievement of pre-determined revenue targets. These warrants are to be issued with a strike price of a 15% discount to the then current market price. The Company has recognized a charge of $322,000 in the consolidated statements of operations for the year ended June 30, 2000 representing the fair market value of the warrants earned during the year.

18.  Rights  Plan

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

                    CONCURRENT  COMPUTER  CORPORATION

19.  Basic  and  Diluted  (Loss)  Income  per  Share  Computation

     The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share for the periods indicated:

                                                                  Year  ended  June  30,
                                                              ----------------------------
                                                                2000      1999      1998
                                                              ---------  ---------  -------
                                                          (Dollars and share data in thousands,
                                                              except  per  share  amounts)
Basic EPS calculation:
Net income (loss)                                             $(23,099)  $(1,665)  $  3,414
Less:  Preferred stock dividends and accretion                       -         -         18
                                                              ---------  ---------  -------
Net income (loss) available to common shareholders            $(23,099)  $(1,665)  $  3,396

Weighted average number of shares outstanding                   51,959    47,967     47,002
                                                              ---------  ---------  -------

Basic EPS                                                     $  (0.44)  $ (0.03)  $   0.07
                                                              =========  =========  =======
Diluted EPS calculation:
Net income (loss)                                             $(23,099)  $(1,665)  $  3,414
Less: Preferred stock dividends and accretion                        -         -         18
                                                              ---------  ---------  -------
Net income (loss) available to common shareholders            $(23,099)  $(1,665)  $  3,396

Weighted average number of shares outstanding                   51,959    47,967     47,002

Incremental shares from assumed conversion of stock options          -         -        625
                                                              ---------  ---------  -------
                                                                51,959    47,967     47,627
                                                              ---------  ---------  -------
Diluted EPS                                                   $  (0.44)  $ (0.03)  $   0.07
                                                              =========  =========  =======

                    CONCURRENT  COMPUTER  CORPORATION

20.  Concentration  of  Risk

A  summary  of  the  Company's  financial  data  by  geographic  area  follows:

                                 Year ended June 30,
                           ----------------------------
                             2000      1999      1998
                           ---------  --------  --------
                              (Dollars in thousands)

Net sales:
  United States            $ 44,049   $41,726   $49,708
  Intercompany                4,828     5,843     6,164
                           ---------  --------  --------
                             48,877    47,569    55,872
                           ---------  --------  --------

  Europe                     12,545    17,453    18,383
  Intercompany                   34       344     1,161
                           ---------  --------  --------
                             12,579    17,797    19,544
                           ---------  --------  --------

  Asia/Pacific               10,399     9,519    12,341
  Intercompany                   21        53        26
                           ---------  --------  --------
                             10,420     9,572    12,367
                           ---------  --------  --------

  Other                       1,097     1,265     1,783
                           ---------  --------  --------
                             72,973    76,203    89,566

  Eliminations               (4,883)   (6,240)   (7,351)
                           ---------  --------  --------
  Total                    $ 68,090   $69,963   $82,215
                           =========  ========  ========

Operating income (loss):
  United States            $(22,662)  $(2,146)  $   394
  Europe                     (1,084)       72     1,163
  Asia/Pacific                   47       560     1,349
  Other                         308       149       390
  Eliminations                   20        76        15
                           ---------  --------  --------
  Total                    $(23,371)  $(1,289)  $ 3,311
                           =========  ========  ========



                                            June 30,
                                      --------------------
                                        2000       1999
                                      ---------  ---------
                                     (Dollars in thousands)

Identifiable  assets:
     United  States                   $ 65,911   $ 54,794
     Europe                             11,450     14,601
     Asia/Pacific                       15,039     13,551
     Other                                 831        543
     Eliminations                      (45,191)   (42,920)
                                      ---------  ---------
     Total                            $ 48,040   $ 40,569
                                      =========  =========

                    CONCURRENT  COMPUTER  CORPORATION

     Intercompany transfers between geographic areas are accounted for at prices similar to those available to comparable unaffiliated customers. Sales to unaffiliated customers outside the U.S., including U.S. export sales, were $24,585,000, $29,058,000 and $34,877,000 for the years ended June 30, 2000, 1999 and 1998, respectively, which amounts represented 36%, 42% and 42% of total sales for the respective fiscal years.

     Sales to the U.S. Government and its agencies amounted to approximately $18,455,000, $23,053,000 and $22,203,000 for the years ended June 30, 2000, 1999 and 1998, respectively, which amounts represented 27%, 33% and 27% of total sales for the respective fiscal years. Sales to one commercial customer amounted to approximately $7,934,000 or 12% of total sales for the year ended June 30, 2000. There were no other customers during 2000 representing more than 10% of total revenues.

     Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base. Ongoing credit evaluations of customers' financial condition are performed and collateral is generally not required.

21.     Quarterly  Consolidated  Financial  Information  (Unaudited)

The following is a summary of quarterly financial results for the years ended June 30, 2000 and 1999:

                                       Three  Months  Ended
                          -----------------------------------------------
                          September 30, December 31,  March 31,  June 30,
                              1999         1999        2000       2000
                          ------------- ------------ ---------- ---------

2000                     (Dollars in thousands, except per share amounts)

Net sales                     $15,684   $ 16,922   $17,020   $18,464
Gross margin                  $ 7,640   $  7,753   $ 7,790   $ 8,560
Operating income (loss) (a)   $(3,105)  $(16,506)  $(2,099)  $(1,661)
Net income (loss) (a)         $(2,551)  $(16,621)  $(2,215)  $(1,712)
Net income (loss) per share   $ (0.05)  $ ( 0.32)  $ (0.04)  $ (0.03)

(a) Operating loss and net loss for the three months ended December 31, 1999 include a $14.0 million write-off of in-process research and development related to the acquisition of Vivid Technology (see Note 3).

                                       Three  Months  Ended
                          -----------------------------------------------
                          September 30, December 31,  March 31,  June 30,
                              1999         1999        2000       2000
                          ------------- ------------ ---------- ---------

1999                     (Dollars in thousands, except per share amounts)

Net sales                     $16,874   $ 19,181   $17,676   $16,232
Gross margin                  $ 8,749   $  9,834   $ 9,257   $ 7,497
Operating income (loss) (b)   $   212   $    539   $   562   $(2,602)
Net income (loss) (b)         $  (426)  $    915   $   294   $(2,448)
Net income (loss) per share   $ (0.01)  $   0.02   $  0.01   $ (0.05)

(b) Net loss for the three months ended September 30, 1998 reflects a loss of $0.4 million resulting from the Company's dissolution of its subsidiary Concurrent Computer Corporation France (see Note 7). Net income for the three months ended December 31, 1998 reflects an $0.3 million exchange gain resulting from the settlement of a subsidiary's short term loan to the Company. Operating loss and net loss for the three months ended June 30, 1999 reflect a $0.4 million loss on impairment of the Company's France facility (see Note 10).

                    CONCURRENT  COMPUTER  CORPORATION

22.  Commitments  and  Contingencies

     The Company leases certain sales and service offices, warehousing, and equipment under various operating leases. The leases expire at various dates through 2006 and generally provide for the payment of taxes, insurance and maintenance costs. Additionally, certain leases contain escalation clauses which provide for increased rents resulting from the pass through of increases in operating costs, property taxes and consumer price indexes. Furniture and equipment with a cost of $409,000 at June 30, 2000 was acquired under a capital lease arrangement.

     At June 30, 2000, future minimum lease payments for the years ending June 30 are as follows:

                                             (Dollars in thousands)
                            Capital  Leases     Operating  Leases      Total
                            -----------------  ------------------  ---------
2001                           $  101               $  3,070        $  3,171
2002                              101                  2,550           2,651
2003                              101                  1,739           1,840
2004                              101                  1,014           1,115
2005  and  thereafter              51                     12              63
                            -----------------  ------------------  ---------
                                  455               $  8,385        $  8,840
Amount representing interest      (79)         ==================  =========
                            -----------------
Present value of minimum
  lease payments               $  376
                            =================

     Rent expense under all operating leases amounted to $3,906,000, $3,937,000 and $4,761,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

     The Company, from time to time, is involved in litigation incidental to the conduct of its business. The Company and its counsel believe that such pending litigation will not have a material adverse effect on the Company's results of operations or financial condition.

     The Company has entered into employment agreements with its executive officers. In the event an executive officer is terminated directly by the Company without cause or in certain circumstances constructively by the Company, the terminated officer will be paid severance compensation in an annualized amount equal to the respective officer's annual salary then in effect plus an amount equal to the then most recent annual bonus paid or target bonus paid or, if determined, payable, to such officer. At June 30, 2000, the maximum contingent liability under these agreements is approximately $2.2 million. The Company's employment agreements with certain of its officers contain certain offset provisions, as defined in their respective agreements.

23.  New  Accounting  Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement No. 137 and No. 138, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Upon adoption, all derivative instruments will be recognized in the balance sheet at fair value, and changes in the fair values of such instruments must be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 will be effective for the Company on July 1, 2000. As the Company does not have any hedging and derivative positions, adoption of these pronouncements will not have a material effect on the Company's financial position.

                    CONCURRENT  COMPUTER  CORPORATION

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the fourth fiscal quarter of 2001. We are currently evaluating the effect that such adoption might have on our financial position and results of operations.

     In March 2000, the FASB issued Interpretation No. 44 "Accounting of Certain Transactions involving Stock Compensation - an Interpretation of APB No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. We adopted FIN 44 on July 1, 2000, and the adoption did not have a material effect on the financial position or operations of the Company.

                                                                     Schedule II

                         Concurrent Computer Corporation

                        Valuation And Qualifying Accounts
                For The Years Ended June 30, 2000, 1999, And 1998
                             (Dollars In Thousands)

                                            BALANCE AT         CHARGED TO                                     BALANCE
                                            BEGINNING           COSTS AND       DEDUCTIONS                    AT END
DESCRIPTION                                  OF YEAR            EXPENSES           (A)            OTHER       OF YEAR
--------------------------------------  -----------------  -----------------  ---------------  -----------  -----------
Reserves and allowances deducted
from asset accounts:

2000
-----------
Reserve for inventory obsolescence
and shrinkage                           $           4,568  $           550    $       (1,084)           -   $     4,034
Allowance for doubtful accounts                       418              289              (223)           -           484
Warranty accrual                                        -              668                 -            -           668

1999
-----------
Reserve for inventory obsolescence
and shrinkage                           $           4,600  $         1,087    $       (1,119)           -   $     4,568
Allowance for  doubtful accounts                      503               19              (104)           -           418

1998
-----------
Reserve for inventory obsolescence
and shrinkage                           $           4,793                -    $         (193)           -   $      4,600
Allowance for  doubtful accounts                      913           (140)(c)            (258)      (12)(b)           503

(a)     Charges  and  adjustments  to  the  reserve  accounts  for  write-offs  and  credits  issued  during  the  year.
(b)     Includes  adjustments  to  the  account  for  doubtful  accounts  for  foreign  currency  translation.
(c)     Includes  reversal  of  excess  reserve  due  to  improved  collections.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CONCURRENT  COMPUTER  CORPORATION

                                          By:
                                             ----------------------------------
                                           Steve  G.  Nussrallah
                                           President and Chief Executive Officer

Date:  August  18,  2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities indicated on August 18, 2000.

NAME                          TITLE
----                          -----

                              Chairman  of  the  Board  and  Director
--------------------------
Morton  E.  Handel


                              Director,  President  and Chief Executive Officer
--------------------------
Steve  G.  Nussrallah        (Principal  Executive  Officer)


                              Executive Vice President, Chief Financial Officer
--------------------------    and  Secretary
Steven  R.  Norton           (Principal Financial and Accounting Officer)


                              Director
--------------------------
Michael  A.  Brunner

                              Director
--------------------------
Bruce  N.  Hawthorne

                              Director
--------------------------
C.  Shelton  James

                              Director
--------------------------
Richard  P.  Rifenburgh