Form 10-Q
period 2000-09-30
CONCURRENT COMPUTER CORP/DE
filed 2000-11-13
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 --------------


                                    FORM 10-Q


           (Mark  One)

                X     Quarterly  Report  Pursuant to Section 13 or 15(d) of
               ---           the Securities Exchange Act of 1934

                         For the Quarter Ended September 30, 2000

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


Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of November 6, 2000 was 54,667,259.

PART  I     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                         CONCURRENT COMPUTER CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                           2000      1999
                                         --------  --------
Revenues:
  Product sales
    Real-time systems                    $ 4,711   $ 6,517
    Video-on-demand systems                5,437     1,089
                                         --------  --------
      Total product sales                 10,148     7,606
  Service and other                        6,164     8,078
                                         --------  --------
      Total                               16,312    15,684

Cost of sales:
  Real-time and video-on-demand systems    5,561     3,790
  Service and other                        3,160     4,254
                                         --------  --------
      Total                                8,721     8,044
                                         --------  --------

Gross margin                               7,591     7,640

Operating expenses:
  Sales and marketing                      4,073     4,527
  Research and development                 2,631     2,222
  General and administrative               2,236     1,629
  Relocation and restructuring                 -     2,367
                                         --------  --------
      Total operating expenses             8,940    10,745
                                         --------  --------

Operating loss                            (1,349)   (3,105)

Interest income (expense) - net               (9)       10
Other non-recurring income                     -       761
Other expense - net                          (55)      (67)
                                         --------  --------
Loss before income taxes                  (1,413)   (2,401)

Provision for income taxes                   150       150
                                         --------  --------
Net loss                                 $(1,563)  $(2,551)
                                         ========  ========
Net loss per share
      Basic                              $ (0.03)  $ (0.05)
                                         ========  ========
      Diluted                            $ (0.03)  $ (0.05)
                                         ========  ========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                              CONCURRENT COMPUTER CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                   (DOLLARS IN THOUSANDS)

                                                                 SEPTEMBER 30,    JUNE 30,
                                                                     2000           2000
                                                                 --------------  ----------
                  ASSETS
Current assets:
  Cash and cash equivalents                                      $       5,853   $  10,082
  Accounts receivable - net                                             15,249      12,907
  Inventories                                                            5,821       5,621
  Prepaid expenses and other current assets                              2,610       2,381
                                                                 --------------  ----------
    Total current assets                                                29,533      30,991
Property, plant and equipment - net                                     11,082      11,314
Purchased developed computer software                                    1,725       1,773
Goodwill - net                                                           2,864       2,943
Other long-term assets - net                                               908       1,019
                                                                 --------------  ----------
    Total assets                                                 $      46,112   $  48,040
                                                                 ==============  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                          $      12,030   $  13,297
  Deferred revenue                                                       3,205       2,608
                                                                 --------------  ----------
    Total current liabilities                                           15,235      15,905

Other long-term liabilities                                              2,749       2,902
                                                                 --------------  ----------
    Total liabilities                                                   17,984      18,807
                                                                 --------------  ----------

Stockholders' equity:
  Common stock                                                             541         538
  Capital in excess of par value                                       126,607     125,740
  Accumulated deficit after eliminating accumulated deficit of
    $81,826 at December 31, 1991, date of quasi-reorganization         (97,518)    (95,955)
  Treasury stock                                                           (58)        (58)
  Accumulated other comprehensive loss                                  (1,444)     (1,032)
                                                                 --------------  ----------
    Total stockholders' equity                                          28,128      29,233
                                                                 --------------  ----------

Total liabilities and stockholders' equity                       $      46,112   $  48,040
                                                                 ==============  ==========


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                                FINANCIAL  STATEMENTS.

                         CONCURRENT COMPUTER CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                               2000      1999
                                                             --------  --------
OPERATING ACTIVITIES
Net loss                                                     $(1,563)  $(2,551)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
  Accrual of non-cash warrants                                   195         -
  Depreciation, amortization and other                         1,244     1,363
  Other non-cash expenses                                        212       129
  Changes in operating assets and liabilities:
     Accounts receivable                                      (2,397)   (1,911)
     Inventories                                                (350)     (499)
     Prepaid expenses and other current assets                  (229)     (606)
     Other long-term assets                                       65      (133)
     Accounts payable and accrued expenses                    (1,267)    1,380
     Deferred revenue                                            597      (990)
     Other long-term liabilities                                (136)       78
                                                             --------  --------
 Total adjustments to net loss                                (2,066)   (1,189)
                                                             --------  --------
Net cash used in operating activities                         (3,629)   (3,740)

INVESTING ACTIVITIES
  Net additions to property, plant and equipment              (1,131)   (1,195)
  Proceeds from sale of facility                                   -     1,223
                                                             --------  --------
Net cash provided by (used in) investing activities           (1,131)       28

FINANCING ACTIVITIES
  Net repayment of capital lease obligation                      (17)        -
  Proceeds from borrowings under revolving credit facility         -     8,402
  Repayments of borrowings under revolving credit facility         -    (8,402)
  Proceeds from sale and issuance of common stock                668     1,422
                                                             --------  --------
Net cash provided by financing activities                        651     1,422

Effect of exchange rates on cash and cash equivalents           (120)      230

Decrease in cash and cash equivalents                         (4,229)   (2,060)
Cash and cash equivalents at beginning of period              10,082     6,872
                                                             --------  --------
Cash and cash equivalents at end of period                   $ 5,853   $ 4,812
                                                             ========  ========

Cash paid during the period for:
  Interest                                                   $   124   $    52
                                                             ========  ========
  Income taxes (net of refunds)                              $   155   $    34
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

     The number of shares used in computing basic and diluted net loss per share for the three months ended September 30, 2000 and September 30, 1999 were 53,988,000 and 48,965,000, respectively. Because of the losses for these periods, the common share equivalents were anti-dilutive and were not considered in the diluted earnings per share calculations.

3.   INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method. The components of inventories are as follows:

     (DOLLARS  IN  THOUSANDS)

                                        SEPTEMBER 30,   JUNE 30,
                                             2000         2000
                                        --------------  ---------
                       Raw materials    $        4,758  $   4,333
                       Work-in-process             875        947
                       Finished goods              188        341
                                        --------------  ---------
                                        $        5,821  $   5,621
                                        ==============  =========

4.   ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     The  components  of  accounts  payable and accrued expenses are as follows:

     (DOLLARS  IN  THOUSANDS)

                                                SEPTEMBER 30,   JUNE 30,
                                                    2000          2000
                                                -------------  ---------
               Accounts payable, trade          $      5,019    $  4,484
               Accrued payroll, vacation and
                 other employee expenses               4,361       6,292
               Other accrued expenses                  2,650       2,521
                                                -------------  ---------
                                                $     12,030    $ 13,297
                                                =============  =========



5.   COMPREHENSIVE  INCOME  (LOSS)

     The  Company's  total  comprehensive  income  (loss)  is  as  follows:

     (DOLLARS  IN  THOUSANDS)
                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                     2000       1999
                                                  ---------  ---------
Net  loss                                         $ (1,563)  $ (2,551)

Other  comprehensive  income  (loss):
  Foreign  currency  translation  gain  (loss)        (412)       412
                                                  ---------  ---------
Total  comprehensive  loss                        $ (1,975)  $ (2,139)
                                                  =========  =========

6.   SEGMENT  INFORMATION

     The Company operates its business in two divisions: real-time and video-on-demand ("VOD"). Its Real-Time Division is a leading provider of high-performance, real-time computer systems, solutions and software for commercial and government markets focusing on strategic market areas that include hardware-in-the-loop and man-in-the-loop simulation, data acquisition, industrial systems, and software and embedded applications. Its VOD Division is a leading supplier of digital video server systems to a wide range of industries serving a variety of markets, including the broadband/cable, hospitality, intranet/distance learning, and other related markets. Shared expenses are primarily allocated based on either revenues or headcount. There were no material intersegment sales or transfers. Corporate costs include costs related to the offices of the Chief Executive Officer, Chief Financial Officer, Investor Relations and other administrative costs including annual audit and tax fees, Board of Director fees and similar costs. The following summarizes the operating income (loss) by segment for the three month periods ended September 30, 2000 and September 30, 1999, respectively:

                            THREE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)
                            -------------------------------------------------
                                REAL-TIME    VOD      CORPORATE    TOTAL
                               ----------  --------  -----------  --------
Revenues:
  Product Sales                $    4,711  $ 5,437   $        -   $10,148
  Service and other                 6,164        -            -     6,164
                               ----------  --------  -----------  --------
     Total                         10,875    5,437            -    16,312

Cost of sales
  Systems                           2,390    3,171            -     5,561
  Service and other                 3,160        -            -     3,160
                               ----------  --------  -----------  --------
     Total                          5,550    3,171            -     8,721
                               ----------  --------  -----------  --------

Gross margin                        5,325    2,266            -     7,591

Operating expenses
  Sales and marketing               1,917    1,972          184     4,073
  Research and development            829    1,802            -     2,631
  General and administrative          269      430        1,537     2,236
                               ----------  --------  -----------  --------
    Total operating expenses        3,015    4,204        1,721     8,940
                               ----------  --------  -----------  --------

Operating income (loss)        $    2,310  $(1,938)  $   (1,721)  $(1,349)
                               ==========  ========  ===========  ========

                             THREE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)
                             -------------------------------------------------
                                 REAL-TIME     VOD      CORPORATE    TOTAL
                                 ----------  --------  -----------  ---------
Revenues:
  Product Sales                  $    6,517  $ 1,089   $        -   $ 7,606
  Service and other                   8,078        -            -     8,078
                                 ----------  --------  -----------  --------
     Total                           14,595    1,089            -    15,684

Cost of sales
  Systems                             3,045      745            -     3,790
  Service and other                   4,254        -            -     4,254
                                 ----------  --------  -----------  --------
     Total                            7,299      745            -     8,044
                                 ----------  --------  -----------  --------

Gross margin                          7,296      344            -     7,640

Operating expenses
  Sales and marketing                 2,899    1,572           56     4,527
  Research and development            1,213    1,009            -     2,222
  General and administrative            499      164          966     1,629
  Relocation and restructuring        1,208    1,159            -     2,367
                                 ----------  --------  -----------  --------
    Total operating expenses          5,819    3,904        1,022    10,745
                                 ----------  --------  -----------  --------

Operating income (loss)          $    1,477  $(3,560)  $   (1,022)  $(3,105)
                                 ==========  ========  ===========  ========

7.   RESTRUCTURING  AND  RELOCATION

     In August 1999, the Company relocated its Corporate Headquarters and its VOD Division to Duluth, Georgia. In connection with this move, the Company incurred employee relocation costs of $769,000, which is recorded as an operating expense in the condensed consolidated statement of operations for the quarter ended September 30, 1999.

     In addition to the VOD Division relocation discussed above, management decided in the first quarter of fiscal year 2000 to "right-size" the Real-Time Division to bring its expenses in line with its anticipated revenues. In connection with these events, the Company recorded a $1.6 million operating expense in the condensed consolidated statement of operations for the quarter ended September 30, 1999. This expense represents workforce reductions of approximately 38 employees in all areas of the Company.

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

9.   RECENT  ACCOUNTING  PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement No. 137 and No. 138, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Upon adoption, all derivative instruments will be recognized in the balance sheet at fair value, and changes in the fair values of such instruments must be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 was effective for the Company on July 1, 2000. As the Company does not have any hedging and derivative positions, adoption of these pronouncements did not have a material effect on the Company's financial position.

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

     (Dollars  in  thousands)
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

     The following unaudited proforma information presents the results of operations of the Company as if the acquisition had taken place on July 1, 1999:


                                      THREE MONTHS ENDED
                                         SEPTEMBER 30,
                                        2000      1999
                                      --------  --------
Revenues                              $16,312   $15,938
                                      ========  ========
Net loss                              $(1,563)  $(3,031)
                                      ========  ========
Basic and diluted net loss per share  $ (0.03)  $ (0.06)
                                      ========  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  NET  SALES

     The following table sets forth selected operating data as a percentage of net sales for certain items in the Company's consolidated statements of operations for the periods indicated.

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                             2000    1999
                                                            ------  ------
                                                              (Unaudited)

Net sales:
  Product sales (% of respective product sales category):
    Real-time systems                                        28.9%    41.6%
    Video-on-demand systems                                  33.3      6.9
                                                            ------  -------
      Total product sales                                    62.2     48.5
  Service and other                                          37.8     51.5
                                                            ------  -------
      Total                                                 100.0    100.0

Cost of sales (% of respective sales category):
  Real-time and video-on-demand systems                      54.8     49.8
  Service and other                                          51.3     52.7
                                                            ------  -------
      Total                                                  53.5     51.3
                                                            ------  -------

Gross margin                                                 46.5     48.7

Operating expenses:
  Sales and marketing                                        25.0     28.9
  Research and development                                   16.1     14.2
  General and administrative                                 13.7     10.4
  Relocation and restructuring                                  -     15.1
                                                            ------  -------
      Total operating expenses                               54.8     68.5
                                                            ------  -------

Operating loss                                               (8.3)   (19.8)

Interest income (expense) - net                              (0.1)     0.1
Other non-recurring income                                      -      4.9
Other income (expense) - net                                 (0.3)    (0.4)
                                                            ------  -------

Loss before income taxes                                     (8.7)   (15.3)

Provision for income taxes                                    0.9      1.0
                                                            ------  -------

Net loss                                                    (9.6)%  (16.3)%
                                                            ======  =======

RESULTS  OF  OPERATIONS

     Product Sales. Total product sales were $10.1 million for the three months ended September 30, 2000, an increase of $2.5 million or 33.4% from $7.6 million for the three months ended September 30, 1999. Sales of VOD products increased to $5.4 million in the three month period ended September 30, 2000 from $1.1 million in the three month period ended September 30, 1999. The increase in VOD product sales was primarily due to higher sales of video systems to domestic cable operators, including Time Warner and Cox Communications. The increase was partially offset by the continued decline in sales of real-time computer systems.

     Service and Other Sales. Service revenues decreased to $6.2 million or 23.7% in the three months ended September 30, 2000 from $8.1 million in the three months ended September 30, 1999. The decline resulted from customers switching from proprietary systems to Concurrent's open systems which are less expensive to maintain, and the cancellation of other proprietary computer maintenance contracts as the machines are removed from service.

     Gross Margin. Gross margin remained unchanged at $7.6 million for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The gross margin as a percentage of sales decreased to 46.5% in the three month period ended September 30, 2000 from 48.7% in the three month period ended September 30, 1999, primarily due to the increase in VOD sales as a percent of total product sales and the lower gross margin being realized on VOD sales compared to real-time sales. The gross margin on real-time service revenue increased to 48.7% in the three months ended September 30, 2000 compared to 47.3% in the three months ended September 30, 1999, due to cost reduction efforts made in previous quarters.

     Sales and Marketing. Sales and marketing expenses decreased as a percentage of sales to 25.0% for the three months ended September 30, 2000 as compared to 28.9% for the three months ended September 30, 1999. These expenses decreased to $4.1 million in the three month period ended September 30, 2000 from $4.5 million in the three month period ended September 30, 1999 primarily due to the decrease in the Real-Time Division's worldwide sales and marketing personnel which was partially offset by the increase in the number of worldwide sales and marketing personnel and related activities in the Company's VOD Division.

     Research and Development. Research and development expenses increased as a percentage of sales to 16.1% in the three month period ended September 30, 2000 from 14.2% in the three month period ended September 30, 1999. These expenses increased to $2.6 million in the three month period ended September 30, 2000 from $2.2 million in the three month period ended September 30, 1999 primarily due to the growth in the VOD Division research and development personnel and the additional development personnel as a result of the acquisition of Vivid
Technology in October of 1999. These increases were partially offset by deliberate cost reduction efforts in the Real-Time Division.

     General and Administrative. General and administrative expenses increased to 13.7% of sales in the three month period ended September 30, 2000 from 10.4% in the three month period ended September 30, 1999. These expenses increased to $2.2 million in the three month period ended September 30, 2000 from $1.6 million in the three month period ended September 30, 1999 primarily due the increase in VOD division management and other executive corporate administrative personnel.

     Income Taxes. The Company recorded income tax expense of $150,000 in the three month period ended September 30, 2000 on a pre-tax loss of $1.4 million due to the inability to recognize the future tax benefit of the current period net operating loss.

     Net Loss. The company recorded a net loss of $1.6 million or $.03 per share for the three months ended September 30, 2000 compared to a net loss of $2.6 million or $.05 per share for the three months ended September 30, 1999.

     ACQUISITION  OF  VIVID  TECHNOLOGY,  INC.

     On October 28, 1999, the Company acquired Vivid Technology, Inc., a former competitor in the video-on-demand industry. Vivid's interactive stand-alone video-on-demand system ("the Vivid VOD system") was specifically being designed to integrate with the most popular digital set-top boxes used by General Instruments, a division of Motorola. The Vivid VOD system was also expected to be compatible with the digital set-top boxes used by other leading cable operators such as Philips, Panasonic and Sony. The Vivid VOD system was based on a cluster of Microsoft Windows NT computers with proprietary hardware and software added to provide high video streaming capacity and fault tolerance. The Vivid VOD system was also being designed to eventually provide VOD service including pause, rewind, and fast forward VCR-like functions. The Vivid VOD system would also provide necessary back office support software for video content management, video selection graphical user interface, subscriber management, purchase management, billing interfaces, content provider account settlement and consumer marketing feedback. In addition, the Vivid VOD system was being designed to support other interactive applications such as on-line banking, home shopping, merchandising and on-demand/addressable advertising.

     The in-process computer software technology was estimated to be 80% complete at the date of acquisition and was estimated to cost an additional
$650,000 to complete the VOD system technology project in December of 2000. A variety of tasks were yet to be completed which would be required in order for the Vivid VOD system to be deployed on a commercial basis:

     - The Content Manager, which is used to load movies from studios, did not have the functionality necessary to create a royalty payment affidavit which is required for the cable operators to pay the required royalties to the movie studios. Also, the Content Manager, which had been implemented using a SQL data base, needed to be ported to other relational data bases such as Oracle to support high end data base applications.
     - The Resource Manager had been alpha tested; however, an advanced beta test had not been completed which would validate its ability to scale up to the required number of subscribers or connections in an actual commercial deployment.
     - The Subscriber Manager, which had been implemented using a SQL data base, needed to be ported to other relational data bases such as Oracle to support high end data base applications.
     - The Set Top VOD application needed to be tested under advanced beta test conditions to ensure that the back channel key stroke system performance can fulfill operational requirements.
     - The Hub Server, or video pump, needed to be tested under full load in an operational environment to ensure stability over an extended period of time. The random conditions resulting from the in home use of tens of thousands of subscribers can only be simulated in an advanced beta test which has yet to be performed.

          The method used to allocate the purchase consideration to IPR&D was The modified income approach. Under the income approach, fair value reflects the present value of the projected free cash flows that will be generated by the IPR&D project and that is attributable to the acquired technology, if successfully completed. The modified income approach takes the income approach, modified to include the following factors:

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

     Subsequent to the acquisition date, the Company decided to merge the Vivid VOD system and the Concurrent VOD system into one standard VOD platform. The Company began shipping the new hardware platform during the quarter ended September 30, 2000. Initially, the new hardware platform has two software alternatives, one which is compatible with digital set-top boxes used by General Instruments, using core software technology developed by and purchased from Vivid Technology, and the other is compatible with digital set-top boxes used by Scientific-Atlanta, Inc. Beginning in the first half of calendar 2001, the Company expects to also merge the software solutions into one standard solution which will be compatible with either General Instruments or Scientific-Atlanta set-top boxes.

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

     The Company used cash of $3.6 and $3.7 million in operating activities during the three month periods ended September 30, 2000 and September 30, 1999, respectively, primarily due to the losses generated by the Company's VOD business. On November 3, 2000, the Company entered into a $15 million revolving credit facility which expires June 30, 2002 and replaces the previous credit facility which expired on October 31, 2000. Borrowings under the facility are limited to 85% of eligible accounts receivable and bear interest at between prime and prime plus .75% or between LIBOR plus 2.25% and LIBOR plus 3.00% depending on the Company's ratio of Consolidated Funded Debt (as defined in the credit facility) to EBITDA. The Company has pledged substantially all of its assets as collateral for the facility. No borrowings were outstanding at September 30, 2000 or November 9, 2000 under either credit facility. The credit facility contains financial covenants which limit the ratio of total liabilities to tangible net worth and which require the Company to achieve on a quarterly basis minimum EBITDA in each of the Company's operating divisions.

     The Company invested $1.1 and $1.2 million in property, plant and equipment during the three month periods ended September 30, 2000 and September 30, 1999, respectively. Current year capital expenditures primarily relate to computer equipment and development equipment for the Company's VOD Division.

     The Company received $0.7 million in proceeds from the issuance of common stock to employees and directors who exercised stock options during the three month period ended September 30, 2000 compared to $1.4 million during the three month period ended September 30, 1999.

     At September 30, 2000, the Company's working capital was $14.3 million, and the Company did not have any material commitments for capital expenditures. The Company believes that existing cash balances, the available credit facility and funds generated by operations will be sufficient to meet the Company's anticipated working capital and capital expenditure requirements for the next twelve months.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

     These statements are based on current expectations and speak only as of the date of such statements. Concurrent undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise. Additional information concerning these risks and uncertainties is contained elsewhere in this Form 10-Q.

ITEM 3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  OF  MARKET  RISK

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

PART II   OTHER  INFORMATION

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Concurrent's Annual Meeting of Stockholders was held on October 26, 2000. The results of voting were as follows:

     - The following persons were elected as directors to serve until the next annual meeting of stockholders. Michael A. Brunner (46,222,239 votes for, 1,357,300 votes withheld), Morton E. Handel (46,157,569 votes for, 1,421,970 votes withheld), Bruce N. Hawthorne (46,881,160 votes for, 698,379 votes withheld), C. Shelton James (46,820,230 votes for, 759,309 votes withheld), Steve G. Nussrallah (46,502,867 votes for, 1,076,672 votes withheld) and Richard P Rifenburgh (46,191,761 votes for, 1,387,778 votes withheld).
     - The selection by the Board of Directors of Deloitte and Touche LLP as the Company's independent auditors for the fiscal year ending June 30, 2001 was ratified (47,429,891 votes for, 85,542 votes against, 64,106 votes abstained).
     - The amendment of the Company's 1991 Restated Stock Option Plan was approved (30,049,091 votes for, 17,421,287 votes against, 109,161 votes abstained).


ITEM  5.  OTHER  INFORMATION.

RISK  FACTORS

Set forth below are certain risks relating to our business and the industry in which we compete. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially and adversely affected.

     RISKS  RELATED  TO  OUR  BUSINESS

IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS BECAUSE OF DECLINES IN OUR REAL-TIME BUSINESS AND OUR LIMITED VOD OPERATING HISTORY.

     For much of our history, we have focused solely on providing real-time computer systems and related services. Over the last five full fiscal years, we have experienced a decline in real-time net sales from $95.8 million for the fiscal year ended June 30, 1996 to $56.1 million for the fiscal year ended June 30, 2000. For the three months ended September 30, 2000, our real-time net sales were $10.9 million compared to $14.6 million for the three months ended September 30, 1999. We expect that net sales from our real-time business will continue to decline in the foreseeable future. Further, our gross margin for the fiscal year ended June 30, 2000 was 46.6%, compared to our gross margin of 50.5% during fiscal year 1999.

     This decline in our real-time business together with our limited VOD operating history make it difficult to evaluate our current business and prospects or to accurately predict our future revenue or results of operations. We have a limited operating history in the VOD market. We began residential cable television commercial trials of our VOD server and related software, our VOD system, in the summer of 1999 and have a limited number of VOD systems currently in use on a commercial basis. The revenue and income potential of our business is unproven, and we will encounter risks and difficulties in our VOD business frequently encountered by companies in new and rapidly evolving markets. We may not successfully address any of these risks. If we do not successfully address these risks, our business, financial condition and results of operations would be adversely affected.

     Our future growth will depend largely on the commercial success of our VOD business, and we cannot assure you that VOD will become commercially successful. We have only recently begun to commercially introduce our VOD systems, and our future revenue growth is uncertain and will depend upon the development of customer demand for these systems. If our target customers do not adopt, purchase and successfully deploy our VOD systems, our revenue will not grow and our business, results of operations and financial condition will be adversely affected.

WE  HAVE  INCURRED  LOSSES  AND  MAY  INCUR  LOSSES  IN  THE  FUTURE.

     We incurred net losses of $23.1 million in the fiscal year ended June 30, 2000 and $1.6 million in the three months ended September 30, 2000. On a pro forma basis after giving effect to the acquisition of Vivid Technology, we incurred net losses of $23.8 million in the fiscal year ended June 30, 2000 and $1.6 million in the three month period ended September 30, 2000. Our actual net loss of $23.1 million and our pro forma net loss of $23.8 million for the fiscal year ended June 30, 2000 includes a $14.0 million non-cash charge related to the write-off of research and development acquired in the Vivid Technology acquisition. As of September 30, 2000 we had an accumulated deficit of approximately $97.5 million, after eliminating accumulated deficit of approximately $81.8 million at December 31, 1991, the date of our quasi-reorganization. We may incur additional net losses in the future.

THE VOD MARKET IS NEW AND MAY NOT GAIN BROAD MARKET ACCEPTANCE AND OUR POTENTIAL CUSTOMERS MAY NOT PURCHASE OUR VOD SYSTEMS.

     We are focusing much of our initial VOD sales efforts on domestic cable television providers that have upgraded some or all of their cable systems to support digital, two-way service. Therefore, in order for our VOD business to succeed, cable system operators, particularly large multiple system operators ("MSOs"), must successfully market VOD to their subscribers. Although we have shipped and installed our VOD system to four MSOs to date, only two system operators have actually commercially introduced VOD that incorporates our technology. In addition, none of our cable system customers are contractually obligated to introduce, market or promote VOD, nor are any of our customers bound to achieve any specific VOD introduction schedule. Accordingly, even if a system operator initiates a customer trial using our VOD system, that operator is under no obligation to continue its relationship with us or to launch a full-scale commercial introduction of VOD using our technology. Further, we do not have exclusive arrangements with system operators. Therefore, system operators may enter into arrangements with one or more of our current or future competitors.

     The growth and future success of our VOD business depends largely upon our ability to penetrate new markets and sell our VOD systems to digitally-upgraded domestic and international cable system operators, international DSL operators, educational institutions and others. If these potential customers determine that VOD is not viable as a business proposition or if they decide to purchase VOD systems from our competitors, our business, financial condition and results of operations will be significantly adversely affected.

WE EXPECT TO RELY ON A LIMITED NUMBER OF CABLE SYSTEM OPERATORS FOR A SIGNIFICANT PORTION OF OUR VOD REVENUE. IF WE ARE UNSUCCESSFUL IN ESTABLISHING RELATIONSHIPS WITH THESE CUSTOMERS OR LOSE ANY OF THESE CUSTOMERS, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

     A significant portion of our VOD revenue has come from, and is expected to continue to come from, sales to the large MSOs. For the fiscal year ended June 30, 2000, Time Warner Cable accounted for 47.2% of such revenue. For the three months ended September 30, 2000, Time Warner Cable and Cox Communications accounted for 26.1% and 45.8% of such revenues, respectively. Many MSOs are currently evaluating providers of VOD systems and making purchase decisions. We believe that the relationships forged between VOD system suppliers and MSOs over the next 12 to 18 months will be critical in determining the relative market shares of VOD system providers. If we are unsuccessful in establishing and maintaining these key relationships with MSOs, our VOD business will be adversely affected. Further, if we experience problems in any of our VOD system trials or initial commercial launches, our ability to attract new MSO customers and sell additional products to existing customers will be materially adversely affected.

OUR  OPERATING  RESULTS  ARE  UNPREDICTABLE.

     Our operating results are likely to fluctuate significantly in the future. Because our operating results are expected to be volatile and difficult to predict, in some future quarters our operating results may fall below the expectations of securities analysts and investors. Our quarterly operating results may vary depending on a number of factors, including:

     -     demand  for  our  VOD  and  real-time  systems  and  services;

     -     the  timing  and  number  of  sales  of  our  products;

     - actions taken by our competitors, including new product introductions and enhancements;

     -     changes  in  our  price  or  the  prices  of  our  competitors;

     - our ability to develop and introduce new products and to deliver new services and enhancements that meet customer requirements in a timely manner;

     -     the  length  of  the  sale  cycle  for  our  products;

     -     our  ability  to  control  costs;

     -     technological  changes  in  our  markets;

     - deferrals of customer orders in anticipation of product enhancements or new products;

     -     customer  budget  cycles  and  changes  in  these  budget cycles; and

     -     general  economic  factors.

THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE, AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST OUR CURRENT AND FUTURE COMPETITORS.

     The market for VOD systems is relatively new, highly competitive and rapidly evolving. Given that there have been limited commercial deployments of VOD systems to date, the respective market shares of companies competing in the VOD market are uncertain. We believe that the primary factors influencing competition in the VOD market include the flexibility and scalability of the VOD system, product quality and reliability and established relationships with providers of interactive television services, including MSOs. In the VOD market, our competitors currently include the following:

     - in the domestic cable and international cable and DSL market -- principally, SeaChange International Inc., nCUBE Corporation and Diva Systems Corporation; and

     - in the education market -- principally, Silicon Graphics, Inc., Cisco Systems, Inc. and International Business Machines Corp., as well as local systems integrators.

     We also compete with a number of companies in our real-time business. These competitors can be categorized as follows:

     - major computer companies that participate in the real-time business by layering specialized hardware and software on top of, or as an extension of, their general purpose product platforms, including principally Compaq Computer Corporation and Hewlett-Packard Corporation;

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

     Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including computer hardware and software companies, content providers and television equipment manufacturers, including digital set-top box manufacturers, may enter those markets, thereby further intensifying competition. Our future competitors also may include one or more of the parties with which we currently have a strategic relationship. Although we have proprietary rights with respect to much of the technology incorporated in our VOD and real time systems, our strategic partners have not agreed to refrain from competing against us. Increased competition could result in price reductions that would adversely affect our business, financial condition and results of operations. Many of our current and potential future competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than us, and greater brand name recognition. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industries.

IF WE DO NOT MANAGE OUR ANTICIPATED GROWTH, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS EFFECTIVELY. OUR FAILURE TO MANAGE GROWTH COULD DISRUPT OUR OPERATIONS.

     We anticipate growth in our VOD operations and that substantially all of our future revenue growth will come from our VOD operations. Our anticipated growth could place a strain on our management systems and other resources. Our ability to successfully implement our business plan in a rapidly evolving market will require an effective planning and management process. We cannot assure you that we will be able to successfully manage our expansion. If we fail to manage our anticipated growth, our operations may be disrupted and our business may be adversely affected. We must continue to improve and effectively utilize our existing operational, management, marketing and financial systems and successfully recruit, hire, train and manage personnel, which we may be unable to do. Further, we must maintain close coordination among our technical, finance, marketing, sales and production staffs.

IF WE FAIL TO DEVELOP AND MARKET NEW PRODUCTS AND PRODUCT ENHANCEMENTS IN A TIMELY MANNER, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     Our future success will require that we develop and market additional products that achieve market acceptance and enhance our current products. Our inability to develop on a timely basis new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance could have a material adverse affect on our business, financial condition and results of operations. We recently completed the development of our MediaHawk Model 2000 VOD system. Although we have shipped and installed the new system in a commercial VOD deployment with an MSO during the first quarter ended September 30, 2000, we may experience unexpected problems. Although delivery of VOD over DSL currently is not practical in the United States, we will look for opportunities in the domestic DSL market as DSL technology continues to advance. There can be no assurance that we will be successful in pursuing any domestic DSL opportunities.

SYSTEM ERRORS, FAILURES, OR INTERRUPTIONS MAY HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND DAMAGE OUR REPUTATION AND CUSTOMER RELATIONSHIPS.

     System errors or failures may adversely affect our business, financial condition and results of operations. Despite our testing and testing by current and potential customers, all errors or failures may not be found in our products or, if discovered, successfully corrected in a timely manner. These errors or failures could cause delays in product introductions and shipments or require design modifications that could adversely affect our competitive position. Our business also will be adversely affected if our customers view our products as unreliable, whether based on actual or perceived errors or failures in our products. Any frequent or persistent system failures could irreparably damage our reputation.

     Further, a defect, error or performance problem with our VOD systems could cause our customers' cable television systems to fail for a period of time. Any such failure would cause customer service and public relations problems for our customers. As a result, any failure of our customers' systems caused by our technology could result in delayed or lost revenue due to adverse customer reaction, negative publicity regarding us and our products and services and claims for substantial damages against us, regardless of our responsibility for such failure. Any claim could be expensive and require us to spend a significant amount of resources, regardless of whether we prevail.

DEMAND FOR OUR VOD PRODUCTS AND SERVICES WILL DECLINE SIGNIFICANTLY IF OUR VOD SYSTEMS CANNOT SUPPORT A SUBSTANTIAL NUMBER OF VIEWERS.

     Our new MediaHawk Model 2000 VOD system was designed and developed to be compatible with both General Instruments and Scientific Atlanta head-end equipment and set-top boxes. The new server was only recently shipped and installed in a commercial VOD deployment to a limited number of subscribers. As a result, the ability of our new VOD system to support a substantial number of viewers is unproven. If the new VOD system does not efficiently scale to support a substantial number of viewers while maintaining a high level of performance, demand for the new product and related services and our ability to sell additional products to our existing customers will be significantly reduced. As a result, our operating results could suffer and our financial condition could be harmed.

A SIGNIFICANT PORTION OF OUR REAL-TIME REVENUE HAS BEEN CONCENTRATED IN A SMALL NUMBER OF CUSTOMERS, INCLUDING THE U.S. GOVERNMENT. IF WE LOSE ANY OF THESE CUSTOMERS, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

     We currently derive, and expect to continue to derive, a significant portion of our real-time revenue from a limited number of customers. As a result, the loss of, or reduced demand for products or related services from any of our major customers could adversely affect our business, financial condition and results of operations. In the fiscal year ended June 30, 2000 and the 3 months ended September 30, 2000 five customers accounted for approximately 34% and 29% of our total real-time revenue, respectively.

     We derive a significant portion of our revenues from the supply of systems under government contracts. For the fiscal year ended June 30, 2000 and the 3 months ended September 30, 2000, we recorded $18.5 million and $3.5 million, respectively, in sales to agencies of the U.S. Government. These amounts represent approximately 33% of our total sales in both periods. Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, failure to exercise options, changes in governmental policies and the imposition of budgetary constraints. A loss of government contract revenues could have a material adverse effect on our business, results of operations and financial condition.

     We do not have written continuing purchase agreements with any of our customers and do not have written agreements that require customers to purchase fixed minimum quantities of our products. Our sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers' budgets for capital expenditures and new product introductions.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR COMPETITIVE POSITION COULD BE HARMED OR WE COULD BE REQUIRED TO INCUR EXPENSES TO ENFORCE OUR RIGHTS. OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE FOUND TO
INFRINGE  ON  THE  INTELLECTUAL  PROPERTY  RIGHTS  OF  OTHERS.

     We rely on a combination of contracts and copyright, trademark, and trade secret laws to establish and protect our proprietary rights in our technology. We do not own any significant patents.

     We typically enter into confidentiality or license agreements with our employees, consultants, customers and vendors, in an effort to control access to and distribution of our proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary technology without authorization. Policing unauthorized use of our products is difficult. The steps we take may not prevent misappropriation of our intellectual property, and the agreements we enter into may not be enforceable. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries. Other companies, including our competitors, may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products. As a result, we may be found to infringe on the intellectual property rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results could be adversely affected.

     Any litigation or claims, whether or not valid, could result in substantial costs and diversion of our resources. Intellectual property litigation or claims could force us to do one or more of the following:

     - cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

     - obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

     -    redesign   products  or  services   that   incorporate   the  disputed
          technology.

If we are forced to take any of the foregoing actions, we could face substantial costs and our business could be seriously harmed. Although we carry general liability insurance, our insurance may not cover potential claims of this type or be adequate to indemnify us for all liability that may be imposed.

     We may initiate claims or litigation against third parties in the future for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of our technical and management personnel. As a result, our operating results could suffer and our financial condition could be harmed.

IN  SOME  CASES,  WE  RELY  ON  A  LIMITED  NUMBER  OF  SUPPLIERS.

     We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms. Reliance on single suppliers involves several risks, including:

     -    the possibility of defective parts;

     -    a shortage of components;

     -    increase in component costs; and

     -    reduced control over delivery schedules.

Any of these events could adversely affect our business, results of operations and financial condition. We estimate that a lead time of 16-24 weeks may be necessary to switch to an alternative supplier of certain custom application specific integrated circuits and printed circuit assemblies. A change in the supplier of these components without the appropriate lead time could result in a material delay in shipments by us of certain products. Where alternative sources are available, qualification of the alternative suppliers and establishment of reliable supplies of components from such sources may also result in delays. Shipping delays may also result in a delay in revenue recognition, possibly outside the fiscal period originally planned, and, as a result, may adversely affect our financial results for that particular period.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF WE FAIL TO RETAIN OUR CURRENT KEY PERSONNEL OR FAIL TO ATTRACT ADDITIONAL QUALIFIED PERSONNEL.

     Our future performance depends on the continued service of our senior management and our engineering, sales and marketing and manufacturing personnel, many of whom would be difficult to replace. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel. We do not carry key person life insurance on any of our employees. The loss of the services of one or more of our key personnel could seriously impact our business. Our future success also depends on our continuing ability to attract, hire, train and retain highly skilled managerial, technical, sales, marketing and customer support personnel. We currently are looking to fill several engineering, sales and marketing and operations positions. In addition, new employees frequently require extensive training before they achieve desired levels of productivity.

WE  MAY  BE  UNSUCCESSFUL  IN  MAINTAINING  OR  ESTABLISHING  THE  STRATEGIC
RELATIONSHIPS  THAT  WILL  BE  AN  IMPORTANT  PART  OF  OUR  FUTURE  SUCCESS.

     The success of our business is and will continue to be dependent in part on our ability to maintain existing and enter into new strategic relationships. We currently have important strategic relationships with Scientific-Atlanta, General Instruments, Prasara Technologies, Inc. and Intertainer, Inc., among others. There can be no assurance that:

     - such existing or contemplated relationships will be commercially successful;

     -    we will be able to find additional strategic partners; or

     - we will be able to negotiate terms acceptable to us with potential strategic partners.

     We cannot provide assurance that existing or future strategic partners will not pursue alternative technologies or develop alternative products in addition to or in lieu of ours, either on their own or in collaboration with others, including our competitors. These alternative technologies or products may be in direct competition with our technologies or products and may significantly erode the benefits of our strategic relationships and adversely affect our business, financial condition and results of operations.

OUR BUSINESS IS SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

     International sales accounted for approximately 40%, 34% and 28% of our revenue in fiscal years 1999 and 2000 and the three months ended September 30, 2000, respectively. Substantially all of our historical international sales have come from our real-time business. We expect that international sales will continue to represent a significant portion of our business in the future. As a result of our current and anticipated international operations, we are subject to a number of risks associated with international business activities that could increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

     - compliance with, and unexpected changes in, regulatory requirements resulting in unanticipated costs and delays;

     -    lack of availability of trained personnel in international locations;

     -    tariffs, export controls and other trade barriers;

     -    longer accounts receivable payment cycles than in the United States;

     -    potential   difficulty   of  enforcing   agreements   and   collecting
          receivables in some foreign legal systems;

     - potential difficulty in enforcing intellectual property rights in certain foreign countries;

     - potentially adverse tax consequences, including restrictions on the repatriation of earnings;

     -    the burdens of complying with a wide variety of foreign laws;

     -    general economic conditions in international markets; and

     -    currency exchange rate fluctuations.

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT DILUTE THE OWNERSHIP INTEREST OF OUR STOCKHOLDERS OR CAUSE US TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES.

     As part of our business strategy, we review acquisition prospects that would compliment our current product offerings, enhance our technical capabilities or otherwise offer growth opportunities. While we have no current agreements or negotiations under way with respect to any acquisition, we periodically review investments in new businesses, and we may acquire businesses, products or technologies in the future. In the event of any future acquisitions, we could:

     - issue equity securities which would dilute current stockholders' percentage ownership;

     -    incur substantial debt; or

     -    assume contingent liabilities.

     These actions could materially adversely affect our operating results. Acquisitions may require us to incur significant amortization and depreciation charges and acquisition related costs impacting our financial results. Acquisitions also entail numerous risks, including:

     - difficulties in the assimilation of acquired operations, technologies or services;

     -    unanticipated costs associated with the acquisition;

     -    diversion of management's attention from other business concerns;

     -    adverse effects on existing business relationships;

     - risks associated with entering markets in which we have no or limited prior experience; and

     -    potential loss of key employees of acquired companies.

     We cannot assure you that we will be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future. Our failure to do so could materially adversely affect our business, operating results and financial condition.

WE MAY EXPERIENCE DECREASING PRICES FOR OUR PRODUCTS AND SERVICES, WHICH MAY IMPAIR OUR ABILITY TO ACHIEVE PROFITABILITY.

     We may experience decreasing prices for our products and services due to competition, the purchasing leverage of our customers and other factors. If we are required to decrease prices, our results of operations will be adversely affected. We expect some price pressures in our VOD business as competing technology continues to improve. We may reduce prices in the future to respond to competition and to generate increased sales volume.

IMPLEMENTATION OF OUR PRODUCTS IS COMPLEX, TIME CONSUMING AND EXPENSIVE. AS A RESULT, WE FREQUENTLY EXPERIENCE LONG SALES AND IMPLEMENTATION CYCLES.

     Real-time and VOD products are relatively complex, and their purchase generally involves a significant commitment of capital, with the delays frequently associated with large capital expenditures and implementation procedures within an organization. Moreover, the purchase of such products typically requires coordination and agreement among a potential customer's corporate headquarters and its regional and local operations. As a result, the sales cycles associated with the purchase of many of our products are typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which we have little or no control. Consequently, we believe that our quarterly revenues, expenses and operating results may vary significantly in the future, that period-to-period comparisons of our results of operations may not necessarily be meaningful and that, in any event, these comparisons should not be relied upon as indications of future performance.

     RISKS  RELATED  TO  OUR  INDUSTRIES

THE SUCCESS OF OUR VOD BUSINESS IS DEPENDENT UPON THE EMERGING DIGITAL VIDEO MARKET, WHICH MAY NOT GAIN BROAD MARKET ACCEPTANCE.

     VOD is a new and emerging technology, and we cannot assure you that it will attract widespread demand or market acceptance. Further, the potential size of the VOD market and the timing of its development are uncertain. Our success in the VOD market will depend upon the commercialization and broad acceptance of VOD by residential digital subscribers and other industry participants, including cable system operators, content providers, set-top box manufacturers, international DSL providers and educational institutions.

     Cable television operators historically have relied on traditional analog technology for video management, storage and distribution. Interactive technology installation requires a significant initial investment of capital. The future growth of our VOD business will depend on the pace of the installation of interactive digital cable and digital set-top boxes, the rate at which television operators deploy digital infrastructure and the rate at which digital video technology expands to additional market segments. Any failure by the market to accept digital video technology will have a material adverse effect on our business, financial condition and results of operations.

THE  SUCCESS  OF  OUR  VOD BUSINESS IS DEPENDENT ON THE AVAILABILITY OF, AND THE
DISTRIBUTION  WINDOWS  FOR,  MOVIES,  PROGRAMS  AND  OTHER  CONTENT.

     The success of VOD will largely be dependent on the availability of a wide variety and substantial number of movies, programs and other material, which we refer to as content, in digital format. We provide VOD servers and related software, or VOD systems, but we do not provide digital VOD content, which is provided by other third parties. Therefore, the future success of our VOD business is dependent in part on content providers, such as traditional media and entertainment companies, providing significant content for VOD. Further, we are dependent in part on other third parties to convert existing analog content into digital content so that it may be delivered via VOD. If the availability of digital content develops slower than we expect or if insufficient content is available in digital format, our VOD business could be adversely affected.

     In addition, we believe that the ultimate success of VOD will depend in part on the timing of the VOD distribution window. The distribution window is the time period during which different mediums, such as home movie rental businesses, receive and have exclusive rights to motion picture releases. Currently, video rental businesses have an advantage of receiving motion picture releases on an exclusive basis before most other forms of non-theatrical movie distribution, such as pay-per-view, premium television, VOD, basic cable and network syndicated television. The length of the exclusive distribution window for movie rental businesses varies, typically ranging from 30 to 90 days for domestic video stores. Thereafter, movies are made sequentially available to various television distribution channels. We believe the success of VOD will depend in part on movies being available for VOD distribution either simultaneously with, or shortly after, they are available for video rental distribution. The order, length and exclusivity of each window for each distribution channel is determined solely by the studio releasing the movie. Given the size of the home video rental industry, the studios have a significant interest in maintaining that market. We cannot assure you that favorable changes, if any, will be made relating to the length and exclusivity of the video rental and television distribution windows.

     We believe content providers' decisions relating to the distribution window for VOD will depend, in part, on security measures affecting the digital content. The delivery of VOD programming requires the use of encryption technology to assure that only those who pay can receive the program. Theft of cable programming has occurred in the past and may likewise occur with respect to VOD programming. Content providers must be satisfied with the encryption and other security measures available for VOD applications.

WE CANNOT ASSURE YOU THAT OUR PRODUCTS AND SERVICES WILL KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS AND EMERGING INDUSTRY STANDARDS, ADDRESS THE CHANGING NEEDS OF OUR CUSTOMERS OR ACHIEVE MARKET ACCEPTANCE.

     The markets for our products are characterized by rapidly changing technology, evolving industry standards and new product introductions and enhancements. There can be no assurance that we will be successful in enhancing our real-time or VOD products or developing, manufacturing and marketing new products that satisfy customer needs or achieve market acceptance. In addition, services, products or technologies developed by others may render one or more of our products or technologies uncompetitive, unmarketable or obsolete. Future technological advances in the real-time, television and video industries may result in the availability of new products and services that could compete with our solutions or reduce the cost of existing products or services. Our future success will depend on our ability to continue to enhance our existing products, including development of new applications for our technology, and to develop and introduce new products to meet and adapt to changing customer requirements and emerging technologies. Further, announcements of currently planned or other new product offerings by our competitors may cause customers to defer purchase decisions or to fail to purchase our existing solutions. Our failure to respond to rapidly changing technologies could adversely affect our business, financial condition and results of operations.

     Recent attempts to establish industry-wide standards for interactive television software include an initiative by cable network operators in the United States to create a uniform platform for interactive television called OpenCable. The OpenCable standard is not yet defined, and we do not know whether our VOD system will be compatible with OpenCable or any other industry standard. The establishment of this standard or other industry standards could hurt our VOD business, particularly if our products require significant redevelopment in order to conform to the newly established standards.

WE  ARE  SUBJECT  TO  GOVERNMENTAL  REGULATION,  AS  IS THE TELEVISION INDUSTRY.

     We are subject to various international, U.S. federal, state and local laws affecting our VOD and real-time businesses. Any finding that we have been or are in noncompliance with such laws could result in, among other things, governmental penalties. Further, changes in existing laws or new laws may adversely affect our business.

     The television industry is subject to extensive regulation in the United States and other countries. Our VOD business is dependent upon the continued growth of the digital television industry in the United States and internationally. Television operators are subject to extensive government regulation by the Federal Communications Commission and other federal and state regulatory agencies. These regulations could have the effect of limiting capital expenditures by television operators and thus could have a material adverse effect on our business, financial condition and results of operations. The enactment by federal, state or international governments of new laws or regulations could adversely affect our cable operator customers, and thereby materially adversely affect our business, financial condition and results of operations.

WE MAY BE SUBJECT TO LIABILITY IF PRIVATE INFORMATION SUPPLIED TO OUR CUSTOMERS, INCLUDING MSOS, IS MISUSED.

     Our VOD systems allow cable operators to collect and store video preferences and other data that many viewers may consider confidential. Unauthorized access or use of this information could result in liability to our customers, and potentially us, and might deter potential VOD viewers. We will have no control over the policy of our customers with respect to the access to this data and the release of this data to third parties.

     OTHER  RISKS

WE HAVE IMPLEMENTED CERTAIN ANTI-TAKEOVER PROVISIONS THAT COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

     Provisions of Delaware law and our restated certificate of incorporation, amended and restated bylaws, and rights plan could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

     We are subject to certain Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent a Delaware corporation from engaging in a business combination involving a merger or sale of more than 10% of its assets with any stockholder, including affiliates and associates of the stockholder, who owns 15% or more of the outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of the corporation's stock unless:

     - the board of directors approves the transaction where the stockholder acquired 15% or more of the corporation's stock;

     - after the transaction where the stockholder acquired 15% or more of the corporation's stock, the stockholder owned at least 85% of the corporation's outstanding voting stock, excluding shares owned by directors, officers, and employee stock plans in which employee participants do not have the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

     - on or after this date, the merger or sale is approved by our board of directors and the holders of at least two-thirds of the outstanding voting stock that is not owned by the stockholder.

     A Delaware corporation may opt out of these anti-takeover laws if its certificate of incorporation or bylaws so provide. We have not opted out of these laws. As such, these laws may prohibit or delay mergers or other takeovers or changes of control of our company and may discourage attempts by other companies to acquire us.

     There are provisions in our restated certificate of incorporation and our amended and restated bylaws that also may delay, deter or impede hostile takeovers or changes of control. These provisions include:

     - all stockholder actions must be taken at a duly called meeting of stockholders, unless holders of 100% of our shares of stock entitled to vote execute a written consent;

     - stockholders seeking to bring business before an annual meeting or seeking to nominate candidates for election as directors, must provide advance notice thereof; and

     - the authority of our board to issue up to 25 million shares of preferred stock and to determine the price, rights, preferences and privileges of these shares, without stockholder approval.

     In addition, we have a rights plan, also known as a poison pill. The rights plan has the potential effect of significantly diluting the ownership interest in our company of any person that (1) acquires beneficial ownership of 30% or more of our common stock, (2) acquires beneficial ownership of 20% or more of our common stock and subsequently engages in specified transactions with us or
(3) commences a tender offer that would result in a person or group owning 30% or more of our common stock. Therefore, our rights plan could discourage an attempt or render it more expensive or difficult to obtain control of us by means of a tender offer, merger or otherwise.

IN THE FUTURE, WE MAY NEED TO RAISE ADDITIONAL CAPITAL. THIS CAPITAL MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL.

     During the next twelve months, we expect to meet our cash requirements with existing cash, cash equivalents and short-term investments, cash flow from operations and available debt. After that, we may need to raise additional funds. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements.

OUR STOCK PRICE HAS BEEN VOLATILE IN THE PAST AND MAY BE VOLATILE IN THE FUTURE.

     Our common stock is traded on The Nasdaq National Market. For the fiscal year ended June 30, 2000, the high and low closing prices, as reported on The Nasdaq National Market, were $27.25 and $5.38 respectively. The market price of our common stock may fluctuate significantly in the future in response to various factors, some of which are beyond our control, including the following and the other risks discussed under the heading "Risk Factors:"

     -    variations in our quarterly operating results;

     -    changes  in   securities   analysts'   estimates   of  our   financial
          performance;

     -    the development of the VOD market in general;

     -    changes in market valuations of similar companies;

     -    announcement  by us  or  our  competitors  of  significant  contracts,
          acquisitions,   strategic  partnerships,  joint  ventures  or  capital
          commitments;

     -    loss  of  a  major   customer  or  failure  to  complete   significant
          transactions;

     -    additions or departures of key personnel; and

     -    fluctuations in stock market price and volume.

     In addition, in recent years the stock market in general, and The Nasdaq National Market and the market for technology companies in particular, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

     In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies' common stock. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could materially and adversely affect our business, financial condition and results of operations.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits:

        (10.1) Loan and Security Agreement Between Concurrent Computer Corporation and Wachovia Bank, N.A. Dated November 3, 2000

        (11)       Statement  on  computation  of  per  share  earnings

        (27)       Financial  Data  Schedule

(b)     Reports  on  Form  8-K.

        None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report for the quarter ended September 30, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 9, 2000         CONCURRENT  COMPUTER  CORPORATION




                                By:  /s/  Steven  R.  Norton
                                   -------------------------
                                    Steven  R.  Norton
                                    Chief  Financial  Officer
                                    (Principal Financial and Accounting Officer)