Form 10-Q
period 2000-12-31
CONCURRENT COMPUTER CORP/DE
filed 2001-02-13
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 --------------


                                    FORM 10-Q


       (Mark One)

           X       Quarterly Report Pursuant to Section 13 or 15(d) of
          ---          the Securities Exchange Act of 1934

                     For the Quarter Ended December 31, 2000

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


Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of February 7, 2001 was 55,050,580.

PART  I     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                         CONCURRENT COMPUTER CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                            DECEMBER 31,          DECEMBER 31,
                                           2000      1999       2000      1999
                                         --------  ---------  --------  ---------
Revenues:
  Product sales
    Real-time systems                    $ 6,738   $  7,336   $11,449   $ 13,853
    Video-on-demand systems                1,832      2,120     7,269      3,209
                                         --------  ---------  --------  ---------
      Total product sales                  8,570      9,456    18,718     17,062
  Service and other                        5,963      7,466    12,127     15,544
                                         --------  ---------  --------  ---------
      Total                               14,533     16,922    30,845     32,606

Cost of sales
  Real-time and video-on-demand systems    4,640      5,043    10,201      8,833
  Service and other                        3,231      4,126     6,391      8,380
                                         --------  ---------  --------  ---------
      Total                                7,871      9,169    16,592     17,213
                                         --------  ---------  --------  ---------

Gross margin                               6,662      7,753    14,253     15,393

Operating expenses:
  Sales and marketing                      4,066      5,723     8,139     10,250
  Research and development                 2,818      2,409     5,449      4,631
  General and administrative               3,544      2,127     5,780      3,756
  Cost of purchased in-process research
    and development                            -     14,000         -     14,000
  Relocation and restructuring                 -          -         -      2,367
                                         --------  ---------  --------  ---------
      Total operating expenses            10,428     24,259    19,368     35,004
                                         --------  ---------  --------  ---------

Operating loss                            (3,766)   (16,506)   (5,115)   (19,611)

Interest income - net                         26         73        17         83
Other non-recurring income                     -          -         -        761
Other expense - net                          (37)       (38)      (92)      (105)
                                         --------  ---------  --------  ---------

Loss before income taxes                  (3,777)   (16,471)   (5,190)   (18,872)

Provision for income taxes                   150        150       300        300
                                         --------  ---------  --------  ---------

Net loss                                 $(3,927)  $(16,621)  $(5,490)  $(19,172)
                                         ========  =========  ========  =========

Net loss per share
      Basic                              $ (0.07)  $  (0.32)  $ (0.10)  $  (0.38)
                                         ========  =========  ========  =========
      Diluted                            $ (0.07)  $  (0.32)  $ (0.10)  $  (0.38)
                                         ========  =========  ========  =========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                              CONCURRENT COMPUTER CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (DOLLARS IN THOUSANDS)



                                                                 DECEMBER 31,    JUNE 30,
                                                                     2000          2000
                                                                --------------  ----------

      ASSETS

Current assets:
  Cash and cash equivalents                                     $       6,292   $  10,082
  Accounts receivable - net                                            15,227      12,907
  Inventories                                                           8,305       5,621
  Prepaid expenses and other current assets                             2,534       2,381
                                                                --------------  ----------
    Total current assets                                               32,358      30,991
Property, plant and equipment - net                                    11,008      11,314
Purchased developed computer software                                   1,678       1,773
Goodwill - net                                                          2,785       2,943
Other long-term assets - net                                              841       1,019
                                                                --------------  ----------
    Total assets                                                $      48,670   $  48,040
                                                                ==============  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                         $      13,617   $  13,297
  Deferred revenue                                                      5,385       2,608
                                                                --------------  ----------
    Total current liabilities                                          19,002      15,905

Other long-term liabilities                                             2,791       2,902
                                                                --------------  ----------
    Total liabilities                                                  21,793      18,807

Stockholders' equity:
  Common stock                                                            549         538
  Capital in excess of par value                                      129,308     125,740
  Accumulated deficit after eliminating accumulated deficit of
    $81,826 at December 31, 1991, date of quasi-reorganization       (101,445)    (95,955)
  Treasury stock                                                          (58)        (58)
  Accumulated other comprehensive loss                                 (1,477)     (1,032)
                                                                --------------  ----------
    Total stockholders' equity                                         26,877      29,233
                                                                --------------  ----------

Total liabilities and stockholders' equity                      $      48,670   $  48,040
                                                                ==============  ==========


THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF THE CONDENSED CONSOLIDATED
                               FINANCIAL  STATEMENTS.

                                      CONCURRENT COMPUTER CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                          (DOLLARS IN THOUSANDS)


                                                                                        SIX MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                        2000       1999
                                                                                      ---------  ---------
OPERATING ACTIVITIES
Net loss                                                                              $ (5,490)  $(19,172)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Write-off of in-process research and development                                           -     14,000
  Accrual of non-cash warrants                                                             238          -
  Depreciation, amortization and other                                                   2,481      2,747
  Other non cash expenses                                                                  672        647
  Changes in operating assets and liabilities (net of effect of business acquired):
     Accounts receivable                                                                (2,613)       186
     Inventories                                                                        (3,058)         8
     Prepaid expenses and other current assets                                            (153)      (179)
     Other long-term assets                                                                 84       (569)
     Accounts payable and accrued expenses                                                 320        220
     Deferred revenue                                                                    2,777     (1,242)
     Other long-term liabilities                                                           (76)        20
                                                                                      ---------  ---------
  Total adjustments to net loss                                                            672     15,838
                                                                                      ---------  ---------
Net cash used in operating activities                                                   (4,818)    (3,334)

INVESTING ACTIVITIES
  Net additions to property, plant and equipment                                        (1,839)    (2,168)
  Proceeds from sale of facility                                                             -      1,223
  Other                                                                                      -         76
                                                                                      ---------  ---------
Net cash used in investing activities                                                   (1,839)      (869)

FINANCING ACTIVITIES
  Net repayment of capital lease obligation                                                (35)         -
  Proceeds from sale and issuance of common stock                                        3,334      5,352
                                                                                      ---------  ---------
Net cash provided by financing activities                                                3,299      5,352

Effect of exchange rates on cash and cash equivalents                                     (432)       (69)
                                                                                      ---------  ---------

Decrease in cash and cash equivalents                                                  ( 3,790)     1,080
Cash and cash equivalents at beginning of period                                        10,082      6,872
                                                                                      ---------  ---------
Cash and cash equivalents at end of period                                            $  6,292   $  7,952
                                                                                      =========  =========

Cash paid during the period for:
  Interest                                                                            $    178   $    113
                                                                                      =========  =========
  Income taxes (net of refunds)                                                       $    284   $     70
                                                                                      =========  =========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                         CONCURRENT COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of Concurrent Computer Corporation ("Concurrent" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The foregoing financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal recurring nature.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

     The number of shares used in computing basic and diluted net loss per share for the three months ended December 31, 2000 and the six months ended December 31, 2000 was 54,675,000 and 54,332,000, respectively. The number of shares used in computing basic and diluted net loss per share for the three months ended December 31, 1999 and the six months ended December 31, 1999 was 51,560,000 and 50,262,000, respectively. Because of the losses for these periods, the common share equivalents were anti-dilutive and were not considered in the diluted earnings per share calculations.

3.   INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method. The components of inventories are as follows:

     (DOLLARS  IN  THOUSANDS)

                      DECEMBER 31,   JUNE 30,
                          2000         2000
                      -------------  ---------

     Raw materials    $       6,410  $   4,333
     Work-in-process          1,270        947
     Finished goods             625        341
                      -------------  ---------
                      $       8,305  $   5,621
                      =============  =========

4.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The  components  of  accounts  payable and accrued expenses are as follows:

     (DOLLARS  IN  THOUSANDS)

                                    DECEMBER 31,   JUNE 30,
                                        2000         2000
                                    -------------  ---------

     Accounts payable, trade        $       5,234  $   4,484
     Accrued payroll, vacation and
       other employee expenses              5,570      6,292
     Other accrued expenses                 2,813      2,521
                                    -------------  ---------
                                    $      13,617  $  13,297
                                    =============  =========

5.   COMPREHENSIVE INCOME (LOSS)

     The  Company's  total  comprehensive  income  (loss)  is  as  follows:

     (DOLLARS  IN  THOUSANDS)

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                    DECEMBER 31,         DECEMBER 31,
                                                   2000      1999       2000      1999
                                                 --------  ---------  --------  ---------
     Net loss                                    $(3,927)  $(16,621)  $(5,490)  $(19,172)

     Other comprehensive income (loss):
       Foreign currency translation gain (loss)      (33)      (305)     (445)       107
                                                 --------  ---------  --------  ---------

     Total comprehensive loss                    $(3,960)  $(16,926)  $(5,935)  $(19,065)
                                                 ========  =========  ========  =========

6.   SEGMENT INFORMATION

     The Company operates its business in two divisions: real-time and video-on-demand ("VOD"). Its Real-Time Division is a leading provider of high-performance, real-time computer systems, solutions and software for commercial and government markets focusing on strategic market areas that include hardware-in-the-loop and man-in-the-loop simulation, data acquisition, industrial systems, and software and embedded applications. Its VOD Division is a leading supplier of digital video server systems to a wide range of industries serving a variety of markets, including the broadband/cable, hospitality, intranet/distance learning, and other related markets. Shared expenses are primarily allocated based on either revenues or headcount. There were no material intersegment sales or transfers. Corporate costs include costs related to the offices of the Chief Executive Officer, Chief Financial Officer, Investor Relations and other administrative costs including annual audit and tax fees, Board of Director fees and similar costs. The following summarizes the operating income (loss) by segment for the three month periods ended December 31, 2000 and December 31, 1999, respectively:


     (DOLLARS  IN  THOUSANDS)

                                  THREE MONTHS ENDED DECEMBER 31, 2000 (UNAUDITED)
                                    -------------------------------------------
                                    REAL-TIME     VOD      CORPORATE    TOTAL
                                    ----------  --------  -----------  --------
     Revenues:
       Product sales                $    6,738  $ 1,832   $        -   $ 8,570
       Service and other                 5,963        -            -     5,963
                                    ----------  --------  -----------  --------
          Total                         12,701    1,832            -    14,533

     Cost of sales
       Systems                           3,502    1,138            -     4,640
       Service and other                 3,231        -            -     3,231
                                    ----------  --------  -----------  --------
          Total                          6,733    1,138            -     7,871
                                    ----------  --------  -----------  --------

     Gross margin                        5,968      694            -     6,662

     Operating expenses
       Sales and marketing               1,870    2,060          136     4,066
       Research and development            844    1,974            -     2,818
       General and administrative          505      363        2,676     3,544
                                    ----------  --------  -----------  --------
         Total operating expenses        3,219    4,397        2,812    10,428
                                    ----------  --------  -----------  --------

     Operating income (loss)        $    2,749  $(3,703)  $   (2,812)  $(3,766)
                                    ==========  ========  ===========  ========


                                             THREE MONTHS ENDED DECEMBER 31, 1999 (UNAUDITED)
                                               ---------------------------------------------
                                               REAL-TIME      VOD      CORPORATE     TOTAL
                                               ----------  ---------  -----------  ---------
     Revenues:
       Product sales                           $    7,336  $  2,120   $        -   $  9,456
       Service and other                            7,466         -            -      7,466
                                               ----------  ---------  -----------  ---------
          Total                                    14,802     2,120            -     16,922

     Cost of sales
       Systems                                      3,350     1,693            -      5,043
       Service and other                            4,126         -            -      4,126
                                               ----------  ---------  -----------  ---------
          Total                                     7,476     1,693            -      9,169
                                               ----------  ---------  -----------  ---------

     Gross margin                                   7,326       427            -      7,753

     Operating expenses
       Sales and marketing                          3,451     2,201           71      5,723
       Research and development                       962     1,447            -      2,409
       General and administrative                     514       434        1,179      2,127
       Cost of purchased in-process research
         and development                                -    14,000            -     14,000
                                               ----------  ---------  -----------  ---------
         Total operating expenses                   4,927    18,082        1,250     24,259
                                               ----------  ---------  -----------  ---------

     Operating income (loss)                   $    2,399  $(17,655)  $   (1,250)  $(16,506)
                                               ==========  =========  ===========  =========


The following summarizes the operating income (loss) by segment for the six month periods ended December 31, 2000 and December 31, 1999, respectively:

     (DOLLARS  IN  THOUSANDS)


                                  SIX MONTHS ENDED DECEMBER 31, 2000 (UNAUDITED)
                                    -------------------------------------------
                                    REAL-TIME     VOD      CORPORATE    TOTAL
                                    ----------  --------  -----------  --------
     Revenues:
       Product sales                $   11,449  $ 7,269   $        -   $18,718
       Service and other                12,127        -            -    12,127
                                    ----------  --------  -----------  --------
          Total                         23,576    7,269            -    30,845

     Cost of sales
       Systems                           5,892    4,309            -    10,201
       Service and other                 6,391        -            -     6,391
                                    ----------  --------  -----------  --------
          Total                         12,283    4,309            -    16,592
                                    ----------  --------  -----------  --------

     Gross margin                       11,293    2,960            -    14,253

     Operating expenses
       Sales and marketing               3,787    4,032          320     8,139
       Research and development          1,673    3,776            -     5,449
       General and administrative          774      793        4,213     5,780
                                    ----------  --------  -----------  --------
         Total operating expenses        6,234    8,601        4,533    19,368
                                    ----------  --------  -----------  --------

     Operating income (loss)        $    5,059  $(5,641)  $   (4,533)  $(5,115)
                                    ==========  ========  ===========  ========


                                              SIX MONTHS ENDED DECEMBER 31, 1999 (UNAUDITED)
                                               ---------------------------------------------
                                               REAL-TIME      VOD      CORPORATE     TOTAL
                                               ----------  ---------  -----------  ---------

     Revenues:
       Product sales                           $   13,853  $  3,209   $        -   $ 17,062
       Service and other                           15,544         -            -     15,544
                                               ----------  ---------  -----------  ---------
          Total                                    29,397     3,209            -     32,606

     Cost of sales
       Systems                                      6,395     2,438            -      8,833
       Service and other                            8,380         -            -      8,380
                                               ----------  ---------  -----------  ---------
          Total                                    14,775     2,438            -     17,213
                                               ----------  ---------  -----------  ---------

     Gross margin                                  14,622       771            -     15,393

     Operating expenses
       Sales and marketing                          6,350     3,773          127     10,250
       Research and development                     2,175     2,456            -      4,631
       General and administrative                   1,013       598        2,145      3,756
       Cost of purchased in-process research
         and development                                -    14,000            -     14,000
       Relocation and restructuring                 1,208     1,159            -      2,367
                                               ----------  ---------  -----------  ---------
         Total operating expenses                  10,746    21,986        2,272     35,004
                                               ----------  ---------  -----------  ---------

     Operating income (loss)                   $    3,876  $(21,215)  $   (2,272)  $(19,611)
                                               ==========  =========  ===========  =========

7.   RESTRUCTURING AND RELOCATION

     In August 1999, the Company relocated its Corporate Headquarters and its VOD Division to Duluth, Georgia. In connection with this move, the Company incurred employee relocation costs of $769,000, which is recorded as an operating expense in the condensed consolidated statement of operations for the six months ended December 31, 1999.

     In addition to the VOD Division relocation discussed above, management decided in the first quarter of fiscal year 2000 to "right-size" the Real-Time Division to bring its expenses in line with its anticipated revenues. In connection with these events, the Company recorded a $1.6 million operating expense in the condensed consolidated statement of operations for the six months ended December 31, 1999. This expense represents workforce reductions of approximately 38 employees in all areas of the Company.

8.   SALE OF SUBSIDIARY

     On September 8, 1999, the Company entered into an agreement to sell the stock of Concurrent Vibrations, a wholly owned subsidiary of Concurrent Computer Corporation S.A., to Data Physics, Inc. The transaction, which had an effective date of August 31, 1999, resulted in a gain of $761,000. This gain is recorded in other non-recurring items in the condensed consolidated statement of operations for the six months ended December 31, 1999.

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

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the fourth fiscal quarter of 2001. The adoption of this pronouncement is not expected to have a material impact on the operations of the Company.

10.  ACQUISITION OF VIVID TECHNOLOGY

     On October 28, 1999, the Company acquired Vivid Technology, Inc. ("Vivid") for total consideration of $19.8 million, consisting of 2,233,689 shares of common stock valued at $16.8 million, $0.2 million of acquisition costs, and 378,983 shares reserved for future issuance upon exercise of stock options with a value of $2.8 million. The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded based on their fair values at the date of the acquisition. The purchase price allocation and the respective useful lives of the intangible assets are as follows:

(DOLLARS  IN  THOUSANDS)

                                                       Allocation    Life
                                                       -----------  ------
     Working Capital                                   $        72
     Fixed Assets                                              257
     Other Long-Term Assets                                     13
     Developed Completed Computer Software Technology        1,900  10 yrs
     Employee Workforce                                        400   3 yrs
     Goodwill                                                3,153  10 yrs
     In-Process Computer Software Technology                14,000

Amortization of intangible assets is on a straight line basis over the assets' estimated useful life. Vivid's operations are included in the condensed consolidated statements of operations from the date of acquisition.

     At the acquisition date, Vivid had one product under development that had not demonstrated technological or commercial feasibility. This product was the Vivid interactive video-on-demand integrated system. The in-process technology has no alternative use in the event that the proposed product does not prove to be feasible. This development effort falls within the definition of In-Process Research and Development ("IPR&D") contained in Statement of Financial Accounting Standards ("SFAS") No. 2 and was expensed in the six months ended December 31, 1999 as a one-time charge.

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

     The following unaudited proforma information presents the results of operations of the Company as if the acquisition had taken place on July 1, 1999 and includes the one-time charge related to the write-off of the purchased IPR&D of $14 million in the three month and six month periods ended December 31, 1999:

                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                               DECEMBER 31,          DECEMBER 31,
                                             2000      1999       2000      1999
                                           --------  ---------  --------  ---------

     Revenues                              $14,533   $ 17,022   $30,845   $ 32,960
                                           ========  =========  ========  =========

     Net loss                              $(3,927)  $(16,837)  $(5,490)  $(19,868)
                                           ========  =========  ========  =========

     Basic and diluted net loss per share  $ (0.07)  $  (0.32)  $ (0.10)  $  (0.37)
                                           ========  =========  ========  =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  NET  SALES

     The following table sets forth selected operating data as a percentage of net sales for certain items in the Company's consolidated statements of operations for the periods indicated.


                                                         THREE MONTHS ENDED  SIX MONTHS ENDED
                                                             DECEMBER 31,      DECEMBER 31,
                                                             (Unaudited)       (Unaudited)
                                                            2000     1999     2000     1999
                                                           -------  -------  -------  -------
Net sales:
  Product sales (% of respective product sales category):
    Real-time systems                                        46.4%    43.4%    37.1%    42.5%
    Video-on-demand systems                                  12.6     12.5     23.6      9.8
                                                           -------  -------  -------  -------
      Total product sales                                    59.0     55.9     60.7     52.3
  Service and other                                          41.0     44.1     39.3     47.7
                                                           -------  -------  -------  -------
      Total                                                 100.0    100.0    100.0    100.0

Cost of sales (% of respective sales category):
  Real-time and video-on-demand systems                      54.1     53.3     54.5     51.8
  Service and other                                          54.2     55.3     52.7     53.9
                                                           -------  -------  -------  -------
      Total                                                  54.2     54.2     53.8     52.8
                                                           -------  -------  -------  -------

Gross margin                                                 45.8     45.8     46.2     47.2

Operating expenses:
  Sales and marketing                                        28.0     33.8     26.4     31.4
  Research and development                                   19.4     14.2     17.7     14.2
  General and administrative                                 24.4     12.6     18.7     11.5
  Cost of purchased in-process research and                     -        -        -        -
    development                                                 -     82.7        -     42.9
  Relocation and restructuring                                  -        -        -      7.3
                                                           -------  -------  -------  -------
      Total operating expenses                               71.8    143.4     62.8    107.4
                                                           -------  -------  -------  -------

Operating loss                                              (25.9)   (97.5)   (16.6)   (60.1)

Interest income - net                                         0.2      0.4      0.1      0.3
Other non-recurring income                                      -        -        -      2.3
Other expense - net                                          (0.3)    (0.2)    (0.3)    (0.3)
                                                           -------  -------  -------  -------

Loss before income taxes                                    (26.0)   (97.3)   (16.8)   (57.9)

Provision for income taxes                                    1.0      0.9      1.0      0.9
                                                           -------  -------  -------  -------

Net loss                                                   (27.0)%  (98.2)%  (17.8)%  (58.8)%
                                                           =======  =======  =======  =======

RESULTS  OF  OPERATIONS

THE QUARTER ENDED DECEMBER 31, 2000 COMPARED TO THE QUARTER ENDED DECEMBER 31, 1999

     Product Sales. Total product sales were $8.6 million for the three months ended December 31, 2000, a decrease of $.9 million or 9.4% from $9.5 million for the three months ended December 31, 1999. Sales of Real-Time products decreased to $6.7 million in the three month period ended December 31, 2000 from $7.3 million in the three month period ended December 31, 1999, continuing the decline in sales of real-time computer systems. Sales of VOD products decreased to $1.8 million in the three month period ended December 31, 2000 from $2.1 million in the three month period ended December 31, 1999. The decrease is the result of an unexpected delay in an order of VOD products for 3 systems of a single multiple system operator (MSO) for the three months ended December 31, 2000.

     Service and Other Sales. Service revenues decreased to $6.0 million or 20.1% for the three months ended December 31, 2000 from $7.5 million for the three months ended December 31, 1999. The decline resulted from customers switching from proprietary systems to Concurrent's open systems which are less expensive to maintain, and the cancellation of other proprietary computer maintenance contracts as the machines are removed from service.

     Gross Margin. Gross margin decreased 14.1% to $6.7 million for the three months ended December 31, 2000 from $7.8 million for the three months ended December 31, 1999. The gross margin as a percentage of sales remained unchanged at 45.8% in the three month period ended December 31, 2000 as compared to the three month period ended December 31, 1999. The gross margin on real-time service revenue increased to 45.8% for the three months ended December 31, 2000 compared to 44.7% for the three months ended December 31, 1999, due to cost reduction efforts made in previous quarters.

     Sales and Marketing. Sales and marketing expenses decreased as a percentage of sales to 28.0% for the three months ended December 31, 2000 as compared to 33.8% for the three months ended December 31, 1999. These expenses decreased to $4.1 million in the three month period ended December 31, 2000 from $5.7 million in the three month period ended December 31, 1999 primarily due to the decrease in the Real-Time Division's worldwide sales and marketing personnel.

     Research and Development. Research and development expenses increased as a percentage of sales to 19.4% in the three month period ended December 31, 2000 from 14.2% in the three month period ended December 31, 1999. These expenses increased to $2.8 million in the three month period ended December 31, 2000 from $2.4 million in the three month period ended December 31, 1999 primarily due to the growth in the VOD Division research and development personnel and the additional development personnel as a result of the acquisition of Vivid in October of 1999. These increases were partially offset by cost reduction efforts in the Real-Time Division.

     General and Administrative. General and administrative expenses increased to 24.4% of sales in the three month period ended December 31, 2000 from 12.6% in the three month period ended December 31, 1999. These expenses increased to $3.5 million in the three month period ended December 31, 2000 from $2.1 million in the three month period ended December 31, 1999 primarily due to a $1.2 million severance charge recorded in the three month period ended December 31, 2000 related to the resignation of the Company's Chief Executive Officer in October, 2000.

     Other. Included in operating expenses in the three month period ended December 31, 1999 is a $14.0 million non-cash charge for the write-off of in-process research and development in connection with the acquisition of Vivid.

     Income Taxes. The Company recorded income tax expense of $150,000 in each of the three month periods ended December 31, 2000 and December 31, 1999 on pre-tax losses of $3.8 million and $16.5 million, respectively, due to the inability to recognize the future tax benefit of the respective period's net operating loss.

     Net Loss. The Company recorded a net loss of $3.9 million or $.07 per share for the three months ended December 31, 2000 compared to a net loss of $16.6 million or $.32 per share for the three months ended December 31, 1999.

THE SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 1999

     Product Sales. Total product sales were $18.7 million for the six months ended December 31, 2000, an increase of $1.6 million or 9.7% from $17.1 million for the six months ended December 31, 1999. Sales of VOD products increased to $7.3 million in the six month period ended December 31, 2000 from $3.2 million in the six month period ended December 31, 1999. The increase in VOD product sales was primarily due to higher sales of video systems to domestic cable operators, including Time Warner and Cox Communications. Sales of Real-Time products decreased to $11.4 million in the six month period ended December 31, 2000 from $13.9 million in the six month period ended December 31, 1999 continuing the decline in sales of real-time computer systems resulting from the move by our customers to less expensive off the shelf systems from the legacy proprietary systems sold by Concurrent.

     Service and Other Sales. Service revenues decreased to $12.1 million or 22.0% for the six months ended December 31, 2000 from $15.5 million for the six months ended December 31, 1999. The decline resulted from customers switching from proprietary systems to Concurrent's open systems which are less expensive to maintain, and the cancellation of other proprietary computer maintenance contracts as the machines are removed from service.

     Gross Margin. Gross margin decreased 7.4% to $14.3 million for the six months ended December 31, 2000 from $15.4 million for the six months ended December 31, 1999. The gross margin as a percentage of sales decreased to 46.2% in the six month period ended December 31, 2000 from 47.2% in the six month period ended December 31, 1999, primarily due to the increase in VOD sales as a percent of total product sales and the lower gross margin being realized on VOD sales compared to real-time sales. The gross margin on real-time service revenue increased to 47.3% for the six months ended December 31, 2000 compared to 46.1% for the six months ended December 31, 1999, due to cost reduction efforts made in previous quarters.

     Sales and Marketing. Sales and marketing expenses decreased as a percentage of sales to 26.4% for the six months ended December 31, 2000 as compared to 31.4% for the six months ended December 31, 1999. These expenses decreased to $8.1 million in the six month period ended December 31, 2000 from $10.3 million in the six month period ended December 31, 1999 primarily due to the decrease in the Real-Time Division's worldwide sales and marketing personnel which was partially offset by the increase in the number of worldwide sales and marketing personnel and related activities in the Company's VOD Division.

     Research and Development. Research and development expenses increased as a percentage of sales to 17.7% in the six month period ended December 31, 2000 from 14.2% in the six month period ended December 31, 1999. These expenses increased to $5.4 million in the six month period ended December 31, 2000 from $4.6 million in the six month period ended December 31, 1999 primarily due to the growth in the VOD Division research and development personnel and the additional development personnel as a result of the acquisition of Vivid in October of 1999. These increases were partially offset by cost reduction efforts in the Real-Time Division.

     General and Administrative. General and administrative expenses increased to 18.7% of sales in the six month period ended December 31, 2000 from 11.5% in the six month period ended December 31, 1999. These expenses increased to $5.8 million in the six month period ended December 31, 2000 from $3.8 million in the six month period ended December 31, 1999 primarily due to a $1.2 million severance charge recorded in the six month period ended December 31, 2000 related to the resignation of the Company's Chief Executive Officer in October, 2000 as well as the increase in VOD division management and other executive corporate administrative personnel.

     Other. Included in operating expenses in the six month period ended December 31, 1999 is a $14.0 million non-cash charge for the write-off of in-process research and development in connection with the acquisition of Vivid and a $2.4 million restructuring and relocation provision for personnel reduction costs in the Real-Time Division and the relocation of the corporate headquarters and VOD Division offices to Duluth, Georgia.

     Income Taxes. The Company recorded income tax expense of $300,000 in each of the six month periods ended December 31, 2000 and December 31, 1999 on pre-tax losses of $5.2 million and $18.9 million, respectively, due to the inability to recognize the future tax benefit of the respective period's net operating loss.

     Net Loss. The company recorded a net loss of $5.5 million or $.10 per share for the six months ended December 31, 2000 compared to a net loss of $19.2 million or $.38 per share for the six months ended December 31, 1999.

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

     Subsequent to the acquisition date, the Company decided to merge the Vivid VOD system and the Concurrent VOD system into one standard VOD platform. The Company began shipping the new hardware platform at the end of the quarter ended September 30, 2000. Initially, the new hardware platform has two software alternatives, one which is compatible with digital set-top boxes used by General Instruments, using core software technology developed by and purchased from Vivid, and one which is compatible with digital set-top boxes used by Scientific-Atlanta, Inc. Beginning in the first half of calendar 2001, the Company expects to also merge the software solutions into one standard solution which will be compatible with both General Instruments and Scientific-Atlanta set-top boxes.

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

     The Company used cash of $4.8 million and $3.3 million in operating activities during the six month periods ended December 31, 2000 and December 31, 1999, respectively, primarily due to the losses generated by the Company's VOD business. On November 3, 2000, the Company entered into a $15 million revolving credit facility with Wachovia Bank which expires June 30, 2002 and replaces the previous credit facility which expired on October 31, 2000. Borrowings under the facility are limited to 85% of eligible accounts receivable and bear interest at between prime and prime plus .75% or between LIBOR plus 2.25% and LIBOR plus 3.00% depending on the Company's ratio of Consolidated Funded Debt (as defined in the credit facility) to EBITDA. The Company has pledged substantially all of its assets as collateral for the facility. No borrowings were outstanding at January 31, 2001 or December 31, 2000 under the credit facility. The amount of cash available to borrow under the credit facility was approximately $3.4 million and $4.8 million at January 31, 2001 and December 31, 2000, respectively. The credit facility contains financial covenants which limit the ratio of total liabilities to tangible net worth and which require the Company to achieve on a quarterly basis minimum EBITDA in each of the Company's operating divisions. The Company was in violation of its EBITDA covenant for the quarter ended December 31, 2000. However, the bank has waived compliance with the EBITDA covenant for the quarter ended December 31, 2000.

     The Company invested $1.8 and $2.2 million in property, plant and equipment during the six month periods ended December 31, 2000 and December 31, 1999, respectively. Current year capital expenditures primarily relate to computer equipment and development equipment for the Company's VOD Division.

     The Company received $3.3 million in proceeds from the issuance of common stock to employees and directors who exercised stock options during the six month period ended December 31, 2000 compared to $5.4 million during the six month period ended December 31, 1999.

     At December 31, 2000, the Company's working capital was $13.4 million, and the Company did not have any material commitments for capital expenditures. The Company believes that existing cash balances, the available credit facility and funds generated by operations will be sufficient to meet the Company's anticipated working capital and capital expenditure requirements for the next twelve months.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements made in this report, and other written or oral statements made by or on behalf of Concurrent or its representatives, may constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this report, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and Concurrent's future performance, as well as its expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect the Company's performance or results include, without limitation:

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

     Other  important  risk  factors  are  discussed  in  Item 5 of Concurrent's
Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, which information is hereby incorporated by reference in this Form 10-Q.

     These statements are based on current expectations and speak only as of the date of such statements. Concurrent undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

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

PART  II     OTHER  INFORMATION

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits:

        (11)     Statement  on  computation  of  per  share  earnings


(b)     Reports  on  Form  8-K.

        None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report for the quarter ended December 31, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February  9,  2001     CONCURRENT  COMPUTER  CORPORATION




                               By:  /s/  Steven  R.  Norton
                                    -------------------------
                                    Steven  R.  Norton
                                    Chief  Financial  Officer
                                    (Principal Financial and Accounting Officer)