Form 10-Q
period 2001-03-31
CONCURRENT COMPUTER CORP/DE
filed 2001-05-04
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 --------------


                                    FORM 10-Q


           (Mark  One)

               X       Quarterly Report Pursuant to Section 13 or 15(d) of
              ---          the  Securities  Exchange  Act  of  1934

                          For  the  Quarter  Ended  March  31,  2001

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


Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of April 30, 2001 was 55,057,413.

PART  I     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                         CONCURRENT COMPUTER CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                               MARCH 31,           MARCH 31,
                                            2001      2000      2001      2000
                                          --------  --------  --------  ---------
Revenues:
  Product sales
    Real-time systems                     $ 6,028   $ 6,367   $17,477   $ 20,220
    Video-on-demand systems                10,349     3,703    17,618      6,912
                                          --------  --------  --------  ---------
      Total product sales                  16,377    10,070    35,095     27,132
  Service and other                         5,704     6,950    17,831     22,494
                                          --------  --------  --------  ---------
      Total                                22,081    17,020    52,926     49,626

Cost of sales
  Real-time and video-on-demand systems     8,744     5,235    18,945     14,068
  Service and other                         3,127     3,995     9,518     12,375
                                          --------  --------  --------  ---------
      Total                                11,871     9,230    28,463     26,443
                                          --------  --------  --------  ---------

Gross margin                               10,210     7,790    24,463     23,183

Operating expenses:
  Sales and marketing                       4,059     4,728    12,198     14,978
  Research and development                  2,925     2,685     8,374      7,316
  General and administrative                2,320     2,476     8,100      6,232
  Cost of purchased in-process research
    and development                             -         -         -     14,000
  Relocation and restructuring                  -         -         -      2,367
                                          --------  --------  --------  ---------
      Total operating expenses              9,304     9,889    28,672     44,893
                                          --------  --------  --------  ---------

Operating income (loss)                       906    (2,099)   (4,209)   (21,710)

Interest income - net                          60        53        77        136
Other non-recurring income                      -         -         -        761
Other expense - net                           (14)      (19)     (106)      (124)
                                          --------  --------  --------  ---------

Income (loss) before income taxes             952    (2,065)   (4,238)   (20,937)

Provision for income taxes                    150       150       450        450
                                          --------  --------  --------  ---------

Net income (loss)                         $   802   $(2,215)  $(4,688)  $(21,387)
                                          ========  ========  ========  =========

Net income (loss) per share
      Basic                               $  0.01   $ (0.04)  $ (0.09)  $  (0.42)
                                          ========  ========  ========  =========
      Diluted                             $  0.01   $ (0.04)  $ (0.09)  $  (0.42)
                                          ========  ========  ========  =========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                              CONCURRENT COMPUTER CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                   (DOLLARS IN THOUSANDS)


                                                                     MARCH 31,    JUNE 30,
                                                                       2001         2000
                                                                    -----------  ----------
Current assets:
    Cash and cash equivalents                                       $    5,998   $  10,082
    Accounts receivable - net                                           18,686      12,907
    Inventories                                                          9,155       5,621
    Prepaid expenses and other current assets                            2,270       2,381
                                                                    -----------  ----------
        Total current assets                                            36,109      30,991
Property, plant and equipment - net                                     10,437      11,314
Purchased developed computer software                                    1,631       1,773
Goodwill - net                                                           2,707       2,943
Other long-term assets - net                                               337       1,019
                                                                    -----------  ----------
        Total assets                                                $   51,221   $  48,040
                                                                    ===========  ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                           $   13,877   $  13,297
    Deferred revenue                                                     6,531       2,608
                                                                    -----------  ----------
        Total current liabilities                                       20,408      15,905

Other long-term liabilities                                              2,681       2,902
                                                                    -----------  ----------
        Total liabilities                                               23,089      18,807

Stockholders' equity:
    Common stock                                                           550         538
    Capital in excess of par value                                     130,386     125,740
    Accumulated deficit after eliminating accumulated deficit of
        $81,826 at December 31, 1991, date of quasi-reorganization    (100,643)    (95,955)
    Treasury stock                                                         (58)        (58)
    Accumulated other comprehensive loss                                (2,103)     (1,032)
                                                                    -----------  ----------
        Total stockholders' equity                                      28,132      29,233
                                                                    -----------  ----------

Total liabilities and stockholders' equity                          $   51,221   $  48,040
                                                                    ===========  ==========

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF THE CONDENSED CONSOLIDATED
                               FINANCIAL  STATEMENTS.

                           CONCURRENT COMPUTER CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (DOLLARS IN THOUSANDS)


                                                                  NINE MONTHS ENDED
                                                                       MARCH 31,
                                                                    2001      2000
                                                                  --------  ---------
OPERATING ACTIVITIES
Net loss                                                          $(4,688)  $(21,387)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Write-off of in-process research and development                      -     14,000
  Accrual of non-cash warrants                                        759          -
  Depreciation, amortization and other                              3,701      4,143
  Other non cash expenses                                           1,821      1,001
  Changes in operating assets and liabilities (net of effect of business acquired):
     Accounts receivable                                           (6,282)    (2,326)
     Inventories                                                   (4,847)      (523)
     Prepaid expenses and other current assets                        111       (558)
     Other long-term assets                                           530       (483)
     Accounts payable and accrued expenses                            580      1,941
     Deferred revenue                                               3,923       (565)
     Other long-term liabilities                                     (168)      (133)
                                                                  --------  ---------
  Total adjustments to net loss                                       128     16,497
                                                                  --------  ---------
Net cash used in operating activities                              (4,560)    (4,890)

INVESTING ACTIVITIES
  Net additions to property, plant and equipment                   (2,467)    (3,297)
  Proceeds from sale of facility                                        -      1,223
  Other                                                                 -         76
                                                                  --------  ---------
Net cash used in investing activities                              (2,467)    (1,998)

FINANCING ACTIVITIES
  Net repayment of capital lease obligation                           (53)         -
  Proceeds from sale and issuance of common stock                   3,892      6,552
                                                                  --------  ---------
Net cash provided by financing activities                           3,839      6,552

Effect of exchange rates on cash and cash equivalents                (896)      (443)
                                                                  --------  ---------
Decrease in cash and cash equivalents                              (4,084)      (779)
Cash and cash equivalents at beginning of period                   10,082      6,872
                                                                  --------  ---------
Cash and cash equivalents at end of period                        $ 5,998   $  6,093
                                                                  ========  =========
Cash paid during the period for:
  Interest                                                        $   249   $    163
                                                                  ========  =========
  Income taxes (net of refunds)                                   $   612   $    230
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

     The number of shares used in computing basic and diluted net income per share for the three months ended March 31, 2001 was 55,021,000 and 57,125,000, respectively. The number of shares used in computing basic and diluted net loss per share for the nine months ended March 31, 2001 was 54,558,000. Because of the losses for the nine months ended March 31, 2001, the common share equivalents were anti-dilutive and were not considered in the diluted earnings per share calculations.

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

3.   INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method. The components of inventories are as follows:

     (DOLLARS  IN  THOUSANDS)

                                MARCH 31,  JUNE 30,
                                  2001       2000
                                ---------  --------
     Raw  materials             $   7,102  $  4,333
     Work-in-process                1,461       947
     Finished  goods                  592       341
                                ---------  --------
                                $   9,155  $  5,621
                                =========  ========

4.   ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     The  components  of  accounts  payable and accrued expenses are as follows:

     (DOLLARS  IN  THOUSANDS)

                                           MARCH 31,   JUNE 30,
                                             2001        2000
                                           ---------   --------
     Accounts  payable,  trade             $   5,577   $  4,484
     Accrued  payroll,  vacation  and
       other  employee  expenses               5,769      6,292
     Other  accrued  expenses                  2,531      2,521
                                           ---------   --------
                                           $  13,877   $ 13,297
                                           =========   ========

5.   COMPREHENSIVE  INCOME  (LOSS)

     The  Company's  total  comprehensive  income  (loss)  is  as  follows:

     (DOLLARS  IN  THOUSANDS)

                                       THREE MONTHS ENDED  NINE MONTHS ENDED
                                             MARCH 31,         MARCH 31,
                                         2001     2000      2001      2000
                                        ------  --------  --------  ---------
     Net income (loss)                  $ 802   $(2,215)  $(4,688)  $(21,387)

     Other comprehensive income (loss)   (626)     (436)   (1,071)      (329)
                                        ------  --------  --------  ---------
     Total comprehensive income (loss)  $ 176   $(2,651)  $(5,759)  $(21,716)
                                        ======  ========  ========  =========

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

The following summarizes the operating income (loss) by segment for the three month periods ended March 31, 2001 and March 31, 2000, respectively:

     (DOLLARS  IN  THOUSANDS)

                                        THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)
                                        ---------------------------------------------
                                         REAL-TIME       VOD       CORPORATE    TOTAL
                                        ----------  -----------  -----------  --------
Revenues:
  Product sales                         $    6,028  $   10,349   $        -   $16,377
  Service and other                          5,704           -            -     5,704
                                        ----------  -----------  -----------  --------
     Total                                  11,732      10,349            -    22,081

Cost of sales
  Systems                                    3,392       5,352            -     8,744
  Service and other                          3,127           -            -     3,127
                                        ----------  -----------  -----------  --------
     Total                                   6,519       5,352            -    11,871
                                        ----------  -----------  -----------  --------

Gross margin                                 5,213       4,997            -    10,210

Operating expenses
  Sales and marketing                        1,913       2,027          119     4,059
  Research and development                     880       2,045            -     2,925
  General and administrative                   495         513        1,312     2,320
                                        ----------  -----------  -----------  --------
    Total operating expenses                 3,288       4,585        1,431     9,304
                                        ----------  -----------  -----------  --------

Operating income (loss)                 $    1,925  $      412   $   (1,431)  $   906
                                        ==========  ===========  ===========  ========

                                         THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)
                                        ----------------------------------------------
                                         REAL-TIME       VOD       CORPORATE    TOTAL
                                        ----------  -----------  -----------  --------
Revenues:
  Product sales                         $    6,367  $    3,703   $        -   $10,070
  Service and other                          6,950           -            -     6,950
                                        ----------  -----------  -----------  --------
     Total                                  13,317       3,703            -    17,020

Cost of sales
  Systems                                    2,921       2,314            -     5,235
  Service and other                          3,995           -            -     3,995
                                        ----------  -----------  -----------  --------
     Total                                   6,916       2,314            -     9,230
                                        ----------  -----------  -----------  --------

Gross margin                                 6,401       1,389            -     7,790

Operating expenses
  Sales and marketing                        2,737       1,903           88     4,728
  Research and development                   1,094       1,591            -     2,685
  General and administrative                   446         290        1,740     2,476
                                        ----------  -----------  -----------  --------
    Total operating expenses                 4,277       3,784        1,828     9,889
                                        ----------  -----------  -----------  --------

Operating income (loss)                 $    2,124  $   (2,395)  $   (1,828)  $(2,099)
                                        ==========  ===========  ===========  ========

The following summarizes the operating income (loss) by segment for the nine month periods ended March 31, 2001 and March 31, 2000, respectively:

     (DOLLARS  IN  THOUSANDS)

                                         NINE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)
                                         --------------------------------------------
                                          REAL-TIME     VOD      CORPORATE    TOTAL
                                          ----------  --------  -----------  --------
Revenues:
  Product sales                           $   17,477  $17,618   $        -   $35,095
  Service and other                           17,831        -            -    17,831
                                          ----------  --------  -----------  --------
     Total                                    35,308   17,618            -    52,926

Cost of sales
  Systems                                      9,284    9,661            -    18,945
  Service and other                            9,518        -            -     9,518
                                          ----------  --------  -----------  --------
     Total                                    18,802    9,661            -    28,463
                                          ----------  --------  -----------  --------

Gross margin                                  16,506    7,957            -    24,463

Operating expenses
  Sales and marketing                          5,700    6,059          439    12,198
  Research and development                     2,553    5,821            -     8,374
  General and administrative                   1,269    1,306        5,525     8,100
                                          ----------  --------  -----------  --------
    Total operating expenses                   9,522   13,186        5,964    28,672
                                          ----------  --------  -----------  --------

Operating income (loss)                   $    6,984  $(5,229)  $   (5,964)  $(4,209)
                                          ==========  ========  ===========  ========

                                          NINE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)
                                          REAL-TIME      VOD      CORPORATE     TOTAL
                                          ----------  ---------  -----------  ---------
Revenues:
  Product sales                           $   20,220  $  6,912   $        -   $ 27,132
  Service and other                           22,494         -            -     22,494
                                          ----------  ---------  -----------  ---------
     Total                                    42,714     6,912            -     49,626

Cost of sales
  Systems                                      9,316     4,752            -     14,068
  Service and other                           12,375         -            -     12,375
                                          ----------  ---------  -----------  ---------
     Total                                    21,691     4,752            -     26,443
                                          ----------  ---------  -----------  ---------

Gross margin                                  21,023     2,160            -     23,183

Operating expenses
  Sales and marketing                          9,087     5,676          215     14,978
  Research and development                     3,269     4,047            -      7,316
  General and administrative                   1,459       888        3,885      6,232
  Cost of purchased in-process research
    and development                                -    14,000            -     14,000
  Relocation and restructuring                 1,208     1,159            -      2,367
                                          ----------  ---------  -----------  ---------
    Total operating expenses                  15,023    25,770        4,100     44,893
                                          ----------  ---------  -----------  ---------

Operating income (loss)                   $    6,000  $(23,610)  $   (4,100)  $(21,710)
                                          ==========  =========  ===========  =========

7.   RESTRUCTURING  AND  RELOCATION

     In August 1999, the Company relocated its Corporate Headquarters and its VOD Division to Duluth, Georgia. In connection with this move, the Company incurred employee relocation costs of $769,000, which is recorded as an operating expense in the condensed consolidated statement of operations for the nine months ended March 31, 2000.

     In addition to the VOD Division relocation discussed above, management decided in the first quarter of fiscal year 2000 to "right-size" the Real-Time Division to bring its expenses in line with its anticipated revenues. In connection with these events, the Company recorded a $1.6 million operating expense in the condensed consolidated statement of operations for the nine months ended March 31, 2000. This expense represents workforce reductions of approximately 38 employees in all areas of the Company.

8.   SALE  OF  SUBSIDIARY

     On September 8, 1999, the Company entered into an agreement to sell the stock of Concurrent Vibrations, a wholly owned subsidiary of Concurrent Computer Corporation S.A., to Data Physics, Inc. The transaction, which had an effective date of August 31, 1999, resulted in a gain of $761,000. This gain is recorded in other non-recurring items in the condensed consolidated statement of operations for the nine months ended March 31, 2000.

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

     (DOLLARS  IN  THOUSANDS)
                                                       Allocation     Life
                                                       -----------  --------
     Working Capital                                   $        72
     Fixed Assets                                              257
     Other Long-Term Assets                                     13
     Developed Completed Computer Software Technology        1,900    10 yrs
     Employee Workforce                                        400     3 yrs
     Goodwill                                                3,153    10 yrs
     In-Process Computer Software Technology                14,000

Amortization of intangible assets is on a straight line basis over the assets' estimated useful life. Vivid's operations are included in the condensed consolidated statements of operations from the date of acquisition.

     At the acquisition date, Vivid had one product under development that had not demonstrated technological or commercial feasibility. This product was the Vivid interactive video-on-demand integrated system. The in-process technology has no alternative use in the event that the proposed product does not prove to be feasible. This development effort falls within the definition of In-Process Research and Development ("IPR&D") contained in Statement of Financial Accounting Standards ("SFAS") No. 2 and was expensed in the nine months ended March 31, 2000 as a one-time charge.

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

     The following unaudited proforma information presents the results of operations of the Company as if the acquisition had taken place on July 1, 1999 and includes the one-time charge related to the write-off of the purchased IPR&D of $14 million in the nine month period ended March 31, 2000:

     (DOLLARS  IN  THOUSANDS)

                                          NINE MONTHS ENDED
                                              MARCH 31,
                                                2000
                                          -----------------
Revenues                                  $          49,980
                                          =================
Net loss                                  $        (22,083)
                                          =================
Basic net loss per share                  $          (0.42)
                                          =================
Diluted net loss per share                $          (0.42)
                                          =================

11.  Issuance of Non-Cash Warrants

     On March 29, 2001, the Company entered into a definitive purchase agreement with Comcast Cable providing for the purchase of VOD equipment. In connection with the purchase agreement, the Company issued warrants to purchase 50,000 shares of its common stock, exercisable at $5.196 per share over a four year term. The exercise price is subject to adjustment for stock splits, combinations, stock dividends, mergers, and other similar recapitalization events. The exercise price is also subject to adjustment for issuance of additional equity securities at a purchase price less than the then current fair market value of the Company's common stock. In addition, the Company is generally obligated to issue new warrants to purchase shares of its common stock to Comcast at the end of each quarter through March 31, 2004, based upon performance goals measured by the number of subscribers to Comcast's cable service with the ability to utilize the Company's VOD systems. The Company will also issue additional warrants to purchase shares of its common stock, if at the end of any quarter the total number of Comcast cable subscribers with the ability to utilize its VOD system exceeds specified threshold levels. Based upon the information currently available, the Company does not expect the warrants to be issued to Comcast to exceed 1% of its outstanding shares of common stock. The exercise price of warrants to be issued to Comcast will equal the average closing price of the Company's common stock for the 30 trading days prior to the applicable warrant issuance date and will be exercisable over a four-year term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  NET  SALES

     The following table sets forth selected operating data as a percentage of net sales for certain items in the Company's consolidated statements of operations for the periods indicated.

                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                      MARCH 31,           MARCH 31,
                                                   2001      2000      2001      2000
                                                 --------  --------  --------  --------
                                                     (Unaudited)         (Unaudited)
Net sales:
Product sales (% of total sales):
    Real-time systems                               27.3%     37.4%     33.0%     40.7%
    Video-on-demand systems                         46.9      21.8      33.3      13.9
                                                 --------  --------  --------  --------
      Total product sales                           74.2      59.2      66.3      54.7
  Service and other                                 25.8      40.8      33.7      45.3
                                                 --------  --------  --------  --------
      Total                                        100.0     100.0     100.0     100.0

Cost of sales (% of respective sales category):
  Real-time and video-on-demand systems             53.4      52.0      54.0      51.9
  Service and other                                 54.8      57.5      53.4      55.0
                                                 --------  --------  --------  --------
      Total                                         53.8      54.2      53.8      53.3
                                                 --------  --------  --------  --------

Gross margin                                        46.2      45.8      46.2      46.7

Operating expenses:
  Sales and marketing                               18.4      27.8      23.0      30.2
  Research and development                          13.2      15.8      15.8      14.7
  General and administrative                        10.5      14.5      15.3      12.6
  Cost of purchased in-process research and            -         -         -         -
    Development                                        -         -         -      28.2
  Relocation and restructuring                         -         -         -       4.8
                                                 --------  --------  --------  --------
      Total operating expenses                      42.1      58.1      54.2      90.5
                                                 --------  --------  --------  --------

Operating income (loss)                              4.1     (12.3)     (8.0)    (43.7)

Interest income - net                                0.3       0.3       0.1       0.3
Other non-recurring income                             -         -         -       1.5
Other expense - net                                 (0.1)     (0.1)     (0.2)     (0.2)
                                                 --------  --------  --------  --------

Income (loss) before income taxes                    4.3     (12.1)     (8.0)    (42.2)

Provision for income taxes                           0.7       0.9       0.9       0.9
                                                 --------  --------  --------  --------

Net income (loss)                                    3.6%   (13.0)%    (8.9)%   (43.1)%
                                                 ========  ========  ========  ========

RESULTS  OF  OPERATIONS

THE  QUARTER  ENDED  MARCH 31, 2001 COMPARED TO THE QUARTER ENDED MARCH 31, 2000

     Product Sales. Total product sales were $16.4 million for the three months ended March 31, 2001, an increase of $6.3 million or 62.6% from $10.1 million for the three months ended March 31, 2000. Sales of Real-Time products decreased slightly to $6.0 million in the three month period ended March 31, 2001 from $6.4 million in the three month period ended March 31, 2000, continuing the gradual decline in sales of real-time computer systems. Sales of VOD products increased to $10.3 million in the three month period ended March 31, 2001 from $3.7 million in the three month period ended March 31, 2000. The increase is primarily due to sales of video systems to a new customer, Comcast Cable Communications, in connection with their planned roll-out of Video-on-Demand.

     Service and Other Sales. Real-time service revenues decreased to $5.7 million or 17.9% for the three months ended March 31, 2001 from $7.0 million for the three months ended March 31, 2000. The decline resulted from customers switching from proprietary systems to Concurrent's open systems which are less expensive to maintain, and the cancellation of other proprietary computer maintenance contracts as the machines are removed from service.

     Gross Margin. Gross margin increased 31.1% to $10.2 million for the three months ended March 31, 2001 from $7.8 million for the three months ended March 31, 2000. The gross margin as a percentage of sales increased to 46.2% in the three month period ended March 31, 2001 compared to 45.8% in the three month period ended March 31, 2000. The gross margin on real-time service revenue increased to 45.2% for the three months ended March 31, 2001 compared to 42.5% for the three months ended March 31, 2000, due to cost reduction efforts made in previous quarters. The gross margin on sales of VOD products increased to 48.3% in the three month period ended March 31, 2001 from 37.5% in the three month period ended March 31, 2000 principally due to cost efficiencies in the Company's new MediaHawk Model 2000 server solution and increased economies of scale.

     Sales and Marketing. Sales and marketing expenses decreased as a percentage of sales to 18.4% for the three months ended March 31, 2001 as compared to 27.8% for the three months ended March 31, 2000. These expenses decreased to $4.1 million in the three month period ended March 31, 2001 from $4.7 million in the three month period ended March 31, 2000 primarily due to the decrease in the Real-Time Division's worldwide sales and marketing personnel.

     Research and Development. Research and development expenses decreased as a percentage of sales to 13.2% in the three month period ended March 31, 2001 from 15.8% in the three month period ended March 31, 2000. These expenses increased to $2.9 million in the three month period ended March 31, 2001 from $2.7 million in the three month period ended March 31, 2000 primarily due to the growth in the VOD Division research and development personnel. This increase was partially offset by cost reduction efforts in the Real-Time Division.

     General and Administrative. General and administrative expenses decreased to 10.5% of sales in the three month period ended March 31, 2001 from 14.5% in the three month period ended March 31, 2000. These expenses decreased to $2.3 million in the three month period ended March 31, 2001 from $2.5 million in the three month period ended March 31, 2000 primarily due to a non-recurring $0.7 million severance charge recorded in the three month period ended March 31, 2000. This decrease was partially offset by an increase in the provision for bad debts.

     Income Taxes. The Company recorded income tax expense for foreign subsidiaries of $150,000 in each of the three month periods ended March 31, 2001 and March 31, 2000. The Company had pre-tax income of $1.0 million in the three month period ended March 31, 2001 and a pre-tax loss of $2.1 million in the three month period ended March 31, 2000.

     Net Income (Loss). The Company recorded net income of $0.8 million or basic and diluted earnings per share of $0.01 for the three months ended March 31, 2001 compared to a net loss of $2.2 million or basic and diluted loss per share of $0.04 for the three months ended March 31, 2000.


THE NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2000

     Product Sales. Total product sales were $35.1 million for the nine months ended March 31, 2001, an increase of $8.0 million or 29.3% from $27.1 million for the nine months ended March 31, 2000. Sales of VOD products increased to $17.6 million in the nine month period ended March 31, 2001 from $6.9 million in the nine month period ended March 31, 2000. The increase in VOD product sales was primarily due to higher sales of video systems to domestic cable operators, including Time Warner, Comcast Cable Communications and Cox Communications. Sales of Real-Time products decreased to $17.5 million in the nine month period ended March 31, 2001 from $20.2 million in the nine month period ended March 31, 2000 continuing the decline in sales of real-time computer systems resulting from the move by our customers to less expensive off the shelf systems from the legacy proprietary systems sold by Concurrent and decreased governmental spending outside of the United States.

     Service and Other Sales. Real-time service revenues decreased to $17.8 million or 20.7% for the nine months ended March 31, 2001 from $22.5 million for the nine months ended March 31, 2000. The decline resulted from customers switching from proprietary systems to Concurrent's open systems which are less expensive to maintain, and the cancellation of other proprietary computer maintenance contracts as the machines are removed from service.

     Gross Margin. Gross margin increased 5.5% to $24.5 million for the nine months ended March 31, 2001 from $23.2 million for the nine months ended March 31, 2000. The gross margin as a percentage of sales decreased to 46.2% in the nine month period ended March 31, 2001 from 46.7% in the nine month period ended March 31, 2000. The gross margin on real-time service revenue increased to 46.6% for the nine months ended March 31, 2001 compared to 45.0% for the nine months ended March 31, 2000, due to cost reduction efforts made in previous quarters. The gross margin on sales of VOD products increased to 45.2% in the nine month period ended March 31, 2001 from 31.3% in the nine month period ended March 31, 2000 principally due to cost efficiencies in the Company's new MediaHawk Model 2000 server solution and increased economies of scale.

     Sales and Marketing. Sales and marketing expenses decreased as a percentage of sales to 23.0% for the nine months ended March 31, 2001 as compared to 30.2% for the nine months ended March 31, 2000. These expenses decreased to $12.2 million in the nine month period ended March 31, 2001 from $15.0 million in the nine month period ended March 31, 2000 primarily due to the decrease in the Real-Time Division's worldwide sales and marketing personnel which was partially offset by the increase in the number of worldwide sales and marketing personnel and related activities in the Company's VOD Division.

     Research and Development. Research and development expenses increased as a percentage of sales to 15.8% in the nine month period ended March 31, 2001 from 14.7% in the nine month period ended March 31, 2000. These expenses increased to $8.4 million in the nine month period ended March 31, 2001 from $7.3 million in the nine month period ended March 31, 2000 primarily due to the growth in the VOD Division research and development personnel and the additional development personnel as a result of the acquisition of Vivid in October of 1999. These increases were partially offset by cost reduction efforts in the Real-Time Division.

     General and Administrative. General and administrative expenses increased to 15.3% of sales in the nine month period ended March 31, 2001 from 12.6% in the nine month period ended March 31, 2000. These expenses increased to $8.1 million in the nine month period ended March 31, 2001 from $6.2 million in the nine month period ended March 31, 2000 primarily due to a $1.2 million severance charge recorded in the nine month period ended March 31, 2001 related to the resignation of the Company's Chief Executive Officer in October, 2000 as well as increases in the provision for bad debts and accounting related fees. These increases were partially offset by a $0.7 million severance charge recorded in the nine month period ended March 31, 2000.

     Other. Included in operating expenses in the nine month period ended March 31, 2000 is a $14.0 million non-cash charge for the write-off of in-process research and development in connection with the acquisition of Vivid and a $2.4 million restructuring and relocation provision for personnel reduction costs in the Real-Time Division and the relocation of the corporate headquarters and VOD Division offices to Duluth, Georgia.

     Income Taxes. The Company recorded income tax expense for foreign subsidiaries of $450,000 in each of the nine month periods ended March 31, 2001 and March 31, 2000 on pre-tax losses of $4.2 million and $20.9 million, respectively, due to the inability to recognize the future tax benefit of the respective period's net operating loss.

     Net Loss. The company recorded a net loss of $4.7 million or basic and diluted loss per share of $0.09 for the nine months ended March 31, 2001 compared to a net loss of $21.4 million or basic and diluted loss per share of $0.42 for the nine months ended March 31, 2000.


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

     Subsequent to the acquisition date, the Company decided to merge the Vivid VOD system and the Concurrent VOD system into one standard VOD platform. The Company began shipping the new hardware platform at the end of the quarter ended September 30, 2000. Initially, the new hardware platform has two software alternatives, one which is compatible with digital set-top boxes used by General Instruments, using core software technology developed by and purchased from Vivid, and one which is compatible with digital set-top boxes used by Scientific-Atlanta, Inc. The merger of these two software solutions into one standard solution is expected to be complete by the end of calendar 2001.

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

     The Company used cash of $4.6 million and $4.9 million in operating activities during the nine month periods ended March 31, 2001 and March 31, 2000, respectively, primarily due to the losses generated by the Company's VOD business. On November 3, 2000, the Company entered into a $15 million revolving credit facility with Wachovia Bank which expires June 30, 2002 and replaces the previous credit facility which expired on October 31, 2000. Borrowings under the facility are limited to 85% of eligible accounts receivable and bear interest at between prime and prime plus .75% or between LIBOR plus 2.25% and LIBOR plus 3.00% depending on the Company's ratio of Consolidated Funded Debt (as defined in the credit facility) to EBITDA. The Company has pledged substantially all of its assets as collateral for the facility. No borrowings were outstanding at March 31, 2001 under the credit facility. The amount of cash available to borrow under the credit facility was approximately $11.2 million at March 31, 2001. The credit facility contains financial covenants which limit the ratio of total liabilities to tangible net worth and which require the Company to achieve on a quarterly basis minimum EBITDA in each of the Company's operating divisions. The Company was in compliance with these covenants at March 31, 2001.

     The Company invested $2.5 and $3.3 million in property, plant and equipment during the nine month periods ended March 31, 2001 and March 31, 2000, respectively. Current year capital expenditures primarily relate to computer equipment and development equipment for the Company's VOD Division.

     The Company received $3.9 million in proceeds from the issuance of common stock to employees and directors who exercised stock options during the nine month period ended March 31, 2001 compared to $6.6 million during the nine month period ended March 31, 2000.

     At March 31, 2001, the Company's working capital was $15.7 million, and the Company did not have any material commitments for capital expenditures. The Company believes that existing cash balances, the available credit facility and funds generated by operations will be sufficient to meet the Company's anticipated working capital and capital expenditure requirements for the next twelve months.

     On March 29, 2001, the Company entered into a definitive purchase agreement with Comcast Cable providing for the purchase of VOD equipment. In connection with the purchase agreement, the Company issued warrants to purchase 50,000 shares of its common stock, exercisable at $5.196 per share over a four year term. The exercise price is subject to adjustment for stock splits, combinations, stock dividends, mergers, and other similar recapitalization events. The exercise price is also subject to adjustment for issuances of additional equity securities at a purchase price less than the then current fair market value of the Company's common stock. In addition, the Company is generally obligated to issue new warrants to purchase shares of its common stock to Comcast at the end of each quarter through March 31, 2004, based upon performance goals measured by the number of subscribers to Comcast's cable service with the ability to utilize the Company's VOD systems. The Company will also issue additional warrants to purchase shares of its common stock, if at the end of any quarter the total number of Comcast cable subscribers with the ability to utilize its VOD system exceeds specified threshold levels. Based upon the information currently available, the Company does not expect the warrants to be issued to Comcast to exceed 1% of its outstanding shares of common stock. The exercise price of warrants to be issued to Comcast will equal the average closing price of the Company's common stock for the 30 trading days prior to the applicable warrant issuance date and will be exercisable over a four-year term.

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

     Other important risk factors are discussed in Item 5 of Concurrent's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and other documents as filed from time to time with the Securities and Exchange Commission.

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

PART  II     OTHER  INFORMATION

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:

     (10.1) Video-On-Demand Purchase Agreement, dated March 29, 2001, by and between Concurrent Computer Corporation and Comcast Cable Communications of Pennsylvania, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

     (11)    Statement  on  computation  of  per  share  earnings


(b)  Reports  on  Form  8-K.

     None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report for the quarter ended March 31, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May  2,  2001          CONCURRENT  COMPUTER  CORPORATION


                              By: /s/  Steven  R.  Norton
                                  -------------------------
                                    Steven  R.  Norton
                                    Chief  Financial  Officer
                                    (Principal Financial and Accounting Officer)