Form 10-Q/A
period 1999-12-31
CONCURRENT COMPUTER CORP/DE
filed 2001-07-16
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 --------------


                                    FORM 10-Q/A


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
                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                                          DECEMBER 31,        DECEMBER 31,
                                                        1999       1998      1999      1998
                                                     -------------------  -------------------
                                                         (UNAUDITED)          (UNAUDITED)
                                                     Restated             Restated
                                                   (see Note 11)        (see Note 11)
Net sales:
  Computer systems. . . . . . . . . . . . . . . . .  $  9,458   $ 9,068   $ 17,062   $15,796
  Service and other . . . . . . . . . . . . . . . .     7,464    10,113     15,544    20,259
                                                     ---------  --------  ---------  --------
    Total . . . . . . . . . . . . . . . . . . . . .    16,922    19,181     32,606    36,055

Cost of sales:
  Computer systems. . . . . . . . . . . . . . . . .     5,043     4,244      8,833     7,258
  Service and other . . . . . . . . . . . . . . . .     4,126     5,103      8,380    10,214
                                                     ---------  --------  ---------  --------
    Total . . . . . . . . . . . . . . . . . . . . .     9,169     9,347     17,213    17,472
                                                     ---------  --------  ---------  --------

Gross margin. . . . . . . . . . . . . . . . . . . .     7,753     9,834     15,393    18,583

Operating expenses:
  Selling, general and administrative . . . . . . .     8,004     6,750     14,160    12,583
  Research and development. . . . . . . . . . . . .     2,409     2,545      4,631     5,249
  In-process computer software technology . . . . .    14,000         -     14,000         -
  Relocation and restructuring. . . . . . . . . . .         -         -      2,367         -
                                                     ---------  --------  ---------  --------

Total operating expenses. . . . . . . . . . . . . .    24,413     9,295     35,158    17,832
                                                     ---------  --------  ---------  --------

Operating income (loss) . . . . . . . . . . . . . .   (16,660)      539    (19,765)      751

Interest income (expense) - net . . . . . . . . . .        73       (30)        83       (56)
Other non-recurring income (expense). . . . . . . .         -       341        761       (88)
Other income (expense) - net. . . . . . . . . . . .       (38)      151       (105)      (32)
                                                     ---------  --------  ---------  --------

Income (loss) before provision for income taxes . .   (16,625)    1,001    (19,026)      575

Provision for income taxes. . . . . . . . . . . . .       150        86        300        86
                                                     ---------  --------  ---------  --------

Net income (loss) available to common shareholders.  $(16,775)  $   915   $(19,326)  $   489
                                                     =========  ========  =========  ========

Basic and diluted net income (loss) per share . . .  $  (0.33)  $  0.02   $  (0.38)  $  0.01
                                                     =========  ========  =========  ========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                           CONCURRENT COMPUTER CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                               (DOLLARS IN THOUSANDS)

                                                                DEC. 31,   JUNE 30,
                                                                  1999       1999
                                                                ---------  ---------
                               ASSETS                              (UNAUDITED)
                                                                Restated
                                                              (see Note 11)
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $  7,952   $  6,872
  Accounts receivable - net. . . . . . . . . . . . . . . . . .    14,769     14,879
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .     4,383      4,641
  Prepaid expenses and other current assets. . . . . . . . . .       706      1,053
                                                                ---------  ---------
    Total current assets . . . . . . . . . . . . . . . . . . .    27,810     27,445

Property, plant and equipment - net. . . . . . . . . . . . . .    11,474     10,936
Facilities held for sale . . . . . . . . . . . . . . . . . . .         -      1,223
Purchased developed computer software. . . . . . . . . . . . .     1,868          -
Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,601          -
Other long-term assets . . . . . . . . . . . . . . . . . . . .     1,898        965
                                                                ---------  ---------
    Total assets . . . . . . . . . . . . . . . . . . . . . . .  $ 55,651   $ 40,569
                                                                =========  =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses. . . . . . . . . . . .  $  9,327   $  8,973
  Deferred revenue . . . . . . . . . . . . . . . . . . . . . .     2,536      3,778
                                                                ---------  ---------
    Total current liabilities. . . . . . . . . . . . . . . . .    11,863     12,751

Other long-term liabilities. . . . . . . . . . . . . . . . . .     1,827      1,807
                                                                ---------  ---------
    Total liabilities. . . . . . . . . . . . . . . . . . . . .    13,690     14,558
                                                                ---------  ---------

Stockholders' equity:
  Common stock . . . . . . . . . . . . . . . . . . . . . . . .       532        485
  Capital in excess of par value . . . . . . . . . . . . . . .   134,038     98,916
  Accumulated deficit after eliminating accumulated deficit of
    $81,826 at December 31, 1991, date of quasi-reorganization   (92,182)   (72,856)
  Treasury stock . . . . . . . . . . . . . . . . . . . . . . .       (58)       (58)
  Cumulative translation adjustment. . . . . . . . . . . . . .      (369)      (476)
                                                                ---------  ---------
    Total stockholders' equity . . . . . . . . . . . . . . . .    41,961     26,011
                                                                ---------  ---------

Total liabilities and stockholders' equity . . . . . . . . . .  $ 55,651   $ 40,569
                                                                =========  =========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                         CONCURRENT COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                 DECEMBER 31,
                                                               1999       1998
                                                             ---------  ---------
                                                             Restated  (UNAUDITED)
                                                           (see Note 11)
OPERATING ACTIVITIES:
  Net income (loss) . . . . . . . . . . . . . . . . . . . .  $(19,326)  $    489
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Write-off of in-process software technology . . . . . .    14,000          -
    Loss on dissolution of subsidiary . . . . . . . . . . .         -        429
    Depreciation, amortization and other. . . . . . . . . .     2,901      2,551
    Other non-cash expenses . . . . . . . . . . . . . . . .       647         12
    Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . .       186      1,592
      Inventories . . . . . . . . . . . . . . . . . . . . .         8         75
      Prepaid expenses and other current assets . . . . . .      (179)      (433)
      Other long-term assets. . . . . . . . . . . . . . . .      (569)        98
      Accounts payable and accrued expenses . . . . . . . .       220       (769)
      Deferred revenue. . . . . . . . . . . . . . . . . . .    (1,242)    (2,455)
      Other long-term liabilities . . . . . . . . . . . . .        20        197
                                                             ---------  ---------
  Total adjustments to net income (loss). . . . . . . . . .    15,992      1,297
                                                             ---------  ---------
Net cash provided by (used in) operating activities . . . .    (3,334)     1,786
                                                             ---------  ---------

INVESTING ACTIVITIES:
  Net additions to property, plant and equipment. . . . . .    (2,168)    (2,238)
  Proceeds from sale of facility. . . . . . . . . . . . . .     1,223          -
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .        76          -
                                                             ---------  ---------
Net cash used in investing activities . . . . . . . . . . .      (869)    (2,238)
                                                             ---------  ---------

FINANCING ACTIVITIES:
  Payments of notes payable . . . . . . . . . . . . . . . .         -         (5)
  Proceeds from borrowings under revolving credit facility.         -     28,054
  Repayments of borrowings under revolving credit facility.         -    (28,255)
  Proceeds from sale and issuance of common stock . . . . .     5,352        390
                                                             ---------  ---------
Net cash provided by financing activities . . . . . . . . .     5,352        184
                                                             ---------  ---------

Effect of exchange rates on cash and cash equivalents . . .       (69)       312
                                                             ---------  ---------
Increase in cash and cash equivalents . . . . . . . . . . .     1,080         44

Cash and cash equivalents at beginning of period. . . . . .     6,872      5,733
                                                             ---------  ---------
Cash and cash equivalents at end of period. . . . . . . . .  $  7,952   $  5,777
                                                             =========  =========

Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . .  $    113   $    148
                                                             =========  =========
    Income taxes (net of refunds) . . . . . . . . . . . . .  $     70   $    318
                                                             =========  =========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                         CONCURRENT COMPUTER CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     BASIS  OF  PRESENTATION

     The accompanying condensed consolidated financial statements of Concurrent Computer Corporation ("Concurrent" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The foregoing financial information is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal recurring nature.


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

2.     BASIC  AND  DILUTED  LOSS  PER  SHARE


     Basic income (loss) per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during each year. Diluted income (loss) per share is computed by dividing income (loss) by the weighted average number of shares including potential common shares issuable. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.

     The number of shares used in computing basic and diluted loss per share for the three months ended December 31, 1999 and the six months ended December 31, 1999 was 51,560,000 and 50,262,000, respectively. Because of the losses for these periods, the potential common shares issuable are anti-dilutive and are not considered in the diluted EPS calculations. The number of shares used in computing basic and diluted EPS for the three months ended December 31, 1998 was 47,852,000 and 49,214,000, respectively. The number of shares used in computing basic and diluted EPS for the six months ended December 31,1998 was 47,763,000 and 49,220,000, respectively.

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


      (DOLLARS IN THOUSANDS)                   THREE MONTHS ENDED  SIX MONTHS ENDED
                                                  DECEMBER 31,       DECEMBER 31,
                                                 1999      1998     1999      1998
                                               ---------  ------  ---------  ------
Net income (loss) . . . . . . . . . . . . . .  $(16,775)  $  915  $(19,326)  $  489

Other comprehensive income (loss):
  Foreign currency translation gains (losses)      (305)     247       107    1,067
                                               ---------  ------  ---------  ------

Total comprehensive income (loss) . . . . . .  $(17,080)  $1,162  $(19,219)  $1,556
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


                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                              DECEMBER 31, 1999                 DECEMBER 31, 1999
                                      ----------  ---------  ---------  ----------  ---------  ---------
                                      REAL-TIME      VOD       TOTAL    REAL-TIME      VOD       TOTAL
                                      ----------  ---------  ---------  ----------  ---------  ---------
Revenue. . . . . . . . . . . . . . .  $   14,802  $  2,120   $ 16,922   $   29,397  $  3,209   $ 32,606

Cost of sales. . . . . . . . . . . .       7,476     1,693      9,169       14,775     2,438     17,213
                                      ----------  ---------  ---------  ----------  ---------  ---------

Gross margin . . . . . . . . . . . .       7,326       427      7,753       14,622       771     15,393

Selling, general and administrative.       4,670     3,334      8,004        8,640     5,520     14,160
Research and development . . . . . .         962     1,447      2,409        2,175     2,456      4,631
In-process computer
     software technology . . . . . .           -    14,000     14,000            -    14,000     14,000
Relocation and restructuring . . . .           -         -          -        1,208     1,159      2,367
                                      ----------  ---------  ---------  ----------  ---------  ---------

Total operating expenses . . . . . .       5,632    18,781     24,413       12,023    23,135     35,158
                                      ----------  ---------  ---------  ----------  ---------  ---------

Operating income (expense) . . . . .  $    1,694  $(18,354)  $(16,660)  $    2,599  $(22,364)  $(19,765)
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

10.     ACQUISITION  OF  VIVID  TECHNOLOGY


     On October 28, 1999, the Company acquired Vivid Technology ("Vivid") for total consideration of $29.4 million, consisting of 2,233,689 shares of common stock valued at $24.7 million, $0.5 million of acquisition costs, and 378,983 shares reserved for future issuance upon exercise of stock options with a value of $4.2 million. The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded based on their fair values at the date of the acquisition. The purchase price allocation and the respective useful lives of the intangible assets are as follows:

                                                  Allocation    Life
Working Capital. . . . . . . . . . . . . . . . .  $        72
Fixed Assets . . . . . . . . . . . . . . . . . .          257
Other Long-Term Assets . . . . . . . . . . . . .           13
Developed Completed Computer Software Technology        1,900  10 yrs
Employee Workforce . . . . . . . . . . . . . . .          400   3 yrs
Goodwill . . . . . . . . . . . . . . . . . . . .       12,808  10 yrs
In-Process Computer Software Technology. . . . .       14,000


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

The following unaudited proforma information presents the results of operations of the Company as if the acquisition had taken place on July 1, 1998 and includes the one-time charge related to the write-off of the purchased IPR&D of $14 million:


                                                  Six Months       Six Months
                                                     Ended            Ended
                                                 Dec. 31, 1999    Dec. 31, 1998
                                                ---------------  ---------------
Revenues . . . . . . . . . . . . . . . . . . .  $       32,960   $       36,455
Net income (loss). . . . . . . . . . . . . . .         (20,330)         (14,682)

Basic and Diluted Net Income (loss) Per Share.  $        (0.39)  $        (0.29)
                                                ===============  ===============

11.  Restatement

     Subsequent to the issuance of the Company's financial statements for the quarter ended December 31, 1999, management changed the measurement date used to value the shares issued in conjunction with the Company's acquisition of Vivid Technology in accordance with APB 16: Business Combinations. As a result, the financial statements as of December 31, 1999 and for the three and six month periods ended December 31, 1999 have been restated from the amounts previously reported.


                                        AS OF DECEMBER 31, 1999

                                      AS PREVIOUSLY
                                         REPORTED     AS RESTATED
                                      -------------  -------------

Goodwill, net                         $      3,101   $     12,601
Capital in excess of par                   124,384        134,038
Accumulated deficit                        (92,028)       (92,182)


                                             THREE MONTHS ENDED
                                             DECEMBER 31, 1999

                                      AS PREVIOUSLY
                                         REPORTED     AS RESTATED
                                      -------------  -------------

Selling, general and
  administrative expenses             $      7,850   $      8,004
Operating loss                             (16,506)       (16,660)
Loss before income taxes                   (16,471)       (16,625)
Net loss                                   (16,621)       (16,775)

Net loss per share basic and diluted  $      (0.32)  $      (0.33)


                                            SIX MONTHS ENDED
                                            DECEMBER 31,1999

                                      AS PREVIOUSLY
                                         REPORTED     AS RESTATED
                                      -------------  -------------

Selling, general and
  administrative expenses             $     14,006   $     14,160
Operating loss                             (19,611)       (19,765)
Loss before income taxes                   (18,872)       (19,026)
Net loss                                   (19,172)       (19,326)

Net loss per share basic and diluted  $      (0.38)  $      (0.38)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Subsequent to the issuance of the Company's financial statements for the quarter ended December 31, 1999, management changed the measurement date used to value the shares issued in conjunction with the Company's acquisition of Vivid Technology in accordance with APB 16: Business Combinations. As a result, the financial statements as of December 31, 1999 and for the three and six month periods ended December 31, 1999 have been restated from the amounts previously reported. The accompanying discussion and analysis gives effect to that restatement.

SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  NET  SALES

                                               THREE MONTHS ENDED  SIX MONTHS ENDED
                                                   DECEMBER 31,    DECEMBER 31,
                                                   1999     1998     1999    1998
                                                  -------  ------  -------  ------
Net sales:
  Computer systems . . . . . . . . . . . . . . .    55.9%   47.3%    52.3%   43.8%
  Service and other. . . . . . . . . . . . . . .    44.1    52.7     47.7    56.2
                                                  -------  ------  -------  ------
    Total. . . . . . . . . . . . . . . . . . . .   100.0   100.0    100.0   100.0

Cost of sales (% of respective sales category):
  Computer systems . . . . . . . . . . . . . . .    53.3    46.8     51.8    45.9
  Service and other. . . . . . . . . . . . . . .    55.3    50.5     53.9    50.4
                                                  -------  ------  -------  ------
    Total. . . . . . . . . . . . . . . . . . . .    54.2    48.7     52.8    48.5
                                                  -------  ------  -------  ------

Gross margin . . . . . . . . . . . . . . . . . .    45.8    51.3     47.2    51.5

Operating expenses:
  Selling, general and administrative. . . . . .    47.3    35.2     43.4    34.9
  Research and development . . . . . . . . . . .    14.2    13.3     14.2    14.6
  In process computer software technology. . . .    82.7       -     42.9       -
  Relocation and restructuring . . . . . . . . .       -       -      7.3       -
                                                  -------  ------  -------  ------

Total operating expenses . . . . . . . . . . . .   144.3    48.5    107.8    49.5
                                                  -------  ------  -------  ------

Operating income (loss)
                                                   (98.5)    2.8    (60.6)    2.1

Interest income (expense) - net. . . . . . . . .     0.4    (0.2)     0.3    (0.2)
Other non-recurring income (expense) . . . . . .       -     1.8      2.3    (0.2)
Other income (expense) - net . . . . . . . . . .    (0.2)    0.8     (0.3)   (0.1)

Income (loss) before provision for income taxes.   (97.3)    5.2    (57.9)    1.6

Provision for income taxes . . . . . . . . . . .     0.9     0.4      0.9     0.2
                                                  -------  ------  -------  ------

Net income (loss). . . . . . . . . . . . . . . .  (99.1)%    4.8%  (59.3)%    1.4%
                                                  =======  ======  =======  ======



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


     Operating Income (Loss) decreased $17.2 million to a loss of $16.7 million in the current quarter as compared with a profit of $0.5 million in the quarter ended December 31, 1998. This decrease is primarily due a $14.0 million write-off of in-process computer software technology in connection with the acquisition of Vivid Technology (see Note 10 to the financial statements) and the inclusion of Vivid Technology's operating expenses in the current quarter with only a nominal increase in revenue.

     Net Income (Loss) decreased $17.7 million from an income of $0.9 million in the quarter ended December 31, 1998 to a loss of $16.8 million in the current quarter. The decrease is primarily due to the decrease in operating income discussed above.

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


     Operating Income (Loss) decreased $20.6 million to a loss of $19.8 million in the current six-month period as compared with a profit of $0.8 million in the six months ended December 31, 1998. This decrease is primarily due to a $14.0 million write-off of in-process computer software technology in connection with the acquisition of Vivid Technology (see Note 10 to the financial statements), the inclusion of Vivid Technology's operating expenses in the current quarter, and $2.4 million of restructuring and relocation provision recognized in the quarter ended September 30, 1999 (see Note 8 to the financial statements).

     Net Income (Loss) decreased $19.8 million from an income of $0.5 million in the six months ended December 31, 1998 to a loss of $19.3 million in the current six-month period. The decrease is primarily due to the decrease in operating income discussed above.

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

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly amendment to the report for the quarter ended December 31, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  July  16,  2001         CONCURRENT  COMPUTER  CORPORATION





                             By:   /s/ Steven R. Norton
                                   ----------------------
                                   Steven R. Norton
                                   Chief  Financial  Officer
                                   (Principal Financial and Accounting Officer)