Form 10-Q/A
period 2000-03-31
CONCURRENT COMPUTER CORP/DE
filed 2001-07-16
CIK 749038

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
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   MARCH 31,           MARCH 31,
                                              2000        1999      2000       1999
                                          ------------  --------  ---------  --------
                                                  (Unaudited)          (Unaudited)
                                            RESTATED              RESTATED
                                              (see                 (see
                                            Note 12)              Note 12)
Net sales:
  Product sales
    Real-time systems                     $     6,367   $ 8,215   $ 20,220   $23,779
    Video-on-demand systems                     3,703       351      6,912       583
                                          ------------  --------  ---------  --------
      Total product sales                      10,070     8,566     27,132    24,362
  Service and other                             6,950     9,110     22,494    29,369
                                          ------------  --------  ---------  --------
      Total                                    17,020    17,676     49,626    53,731


Cost of sales
  Real-time and video-on-demand systems         5,235     3,403     14,068    10,661
  Service and other                             3,995     5,016     12,375    15,230
                                          ------------  --------  ---------  --------
      Total                                     9,230     8,419     26,443    25,891
                                          ------------  --------  ---------  --------
Gross margin                                    7,790     9,257     23,183    27,840

Operating expenses:
  Sales and marketing                           4,728     4,880     14,978    13,846
  Research and development                      2,685     2,371      7,316     7,620
  General and administrative                    2,707     1,444      6,617     5,061
  Cost of purchased in process computer
    software technology                             -         -     14,000         -
  Relocation and restructuring                      -         -      2,367         -
                                          ------------  --------  ---------  --------
      Total operating expenses                 10,120     8,695     45,278    26,527
                                          ------------  --------  ---------  --------

Operating income (loss)                        (2,330)      562    (22,095)    1,313

Interest income (expense) - net                    53       (11)       136       (67)
Other non-recurring income (expense)                -         -        761       (88)
Other income (expense) - net                      (19)     (205)      (124)     (237)
                                          ------------  --------  ---------  --------
Income (loss) before income taxes              (2,296)      346    (21,322)      921

Provision for income taxes                        150        52        450       138
                                          ------------  --------  ---------  --------
Net income (loss)                         $    (2,446)  $   294   $(21,772)  $   783
                                          ============  ========  =========  ========

Net income (loss) per share
      Basic                               $     (0.05)  $  0.01   $  (0.42)  $  0.02
                                          ============  ========  =========  ========
      Diluted                             $     (0.05)  $  0.01   $  (0.42)  $  0.02
                                          ============  ========  =========  ========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                             CONCURRENT COMPUTER CORPORATION
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (DOLLARS IN THOUSANDS)


                                                                 MARCH 31,     JUNE 30,
                                                                    2000         1999
           ASSETS                                               (Unaudited)
                                                                ------------  ----------
                                                                 RESTATED
                                                                   (see
                                                                 Note 12)
Current assets:
  Cash and cash equivalents                                     $     6,093   $   6,872
  Accounts receivable - net                                          17,240      14,879
  Inventories                                                         4,764       4,641
  Prepaid expenses and other current assets                             871       1,053
                                                                ------------  ----------
    Total current assets                                             28,968      27,445
                                                                ------------  ----------

Property, plant and equipment - net                                  11,533      10,936
Facilities held for sale                                                  -       1,223
Purchased developed computer software                                 1,821           -
Goodwill                                                             12,293           -
Other long-term assets                                                1,764         965
                                                                ------------  ----------
    Total assets                                                $    56,379   $  40,569
                                                                ============  ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                         $    11,298   $   8,973
  Deferred revenue                                                    3,213       3,778
                                                                ------------  ----------
    Total current liabilities                                        14,511      12,751
                                                                ------------  ----------

Other long-term liabilities                                           1,674       1,807
                                                                ------------  ----------
    Total liabilities                                                16,185      14,558
                                                                ------------  ----------
Stockholders' equity:
  Common stock                                                          537         485
  Capital in excess of par value                                    135,148      98,916
  Accumulated deficit after eliminating accumulated deficit of
    $81,826 at December 31, 1991, date of quasi-reorganization      (94,628)    (72,856)
  Treasury stock                                                        (58)        (58)
  Accumulated other comprehensive loss                                 (805)       (476)
                                                                ------------  ----------
    Total stockholders' equity                                       40,194      26,011
                                                                ------------  ----------
Total liabilities and stockholders' equity                      $    56,379   $  40,569
                                                                ============  ==========



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                         CONCURRENT COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN THOUSANDS)


                                                              NINE MONTHS ENDED
                                                                   MARCH 31,
                                                               2000       1999
                                                             --------------------
                                                                  (Unaudited)
                                                             RESTATED
                                                              (see
                                                             Note 12)
OPERATING ACTIVITIES
Net income (loss)                                            $(21,772)  $    783
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Write-off of in-process software technology                14,000          -
    Loss on dissolution of subsidiary                               -        429
    Depreciation, amortization and other                        4,528      3,701
    Other non cash expenses                                     1,001         19
    Changes in operating assets and liabilities:
       Accounts receivable                                     (2,326)     2,782
       Inventories                                               (523)       423
       Prepaid expenses and other current assets                 (558)      (753)
       Other long-term assets                                    (483)       192
       Accounts payable and accrued expenses                    1,941     (3,809)
       Deferred revenue                                          (565)      (420)
       Other long-term liabilities                               (133)        70
                                                             ---------  ---------
  Total adjustments to net income (loss)                       16,882      2,634
                                                             ---------  ---------
Net cash provided by (used in) operating activities            (4,890)     3,417

INVESTING ACTIVITIES
  Net additions to property, plant and equipment               (3,297)    (2,957)
  Proceeds from sale of facility                                1,223          -
  Other                                                            76          -
                                                             ---------  ---------
Net cash used in investing activities                          (1,998)    (2,957)

FINANCING ACTIVITIES
  Payments of notes payable                                         -       (425)
  Proceeds from borrowings under revolving credit facility          -     39,995
  Repayments of borrowings under revolving credit facility          -    (41,118)
  Proceeds from sale and issuance of common stock               6,552        969
                                                             ---------  ---------
Net cash provided by (used in) financing activities             6,552       (579)

Effect of exchange rates on cash and cash equivalents            (443)        (7)
                                                             ---------  ---------
Decrease in cash and cash equivalents                            (779)      (126)
Cash and cash equivalents at beginning of period                6,872      5,733
                                                             ---------  ---------
Cash and cash equivalents at end of period                   $  6,093   $  5,607
                                                             =========  =========
Cash paid during the period for:
  Interest                                                   $    163   $    190
                                                             =========  =========
  Income taxes (net of refunds)                              $    230   $    875
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

            (DOLLARS IN THOUSANDS)            THREE MONTHS ENDED  NINE MONTHS ENDED
                                                    MARCH 31,         MARCH 31,
                                                 2000     1999     2000      1999
                                               --------  ------  ---------  ------
Net income (loss)                              $(2,446)  $ 294   $(21,772)  $  783

Other comprehensive income (loss):
  Foreign currency translation gains (losses)     (436)   (559)      (329)     508
                                               --------  ------  ---------  ------
Total comprehensive income (loss)              $(2,882)  $(265)  $(22,101)  $1,291
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

                                    THREE MONTHS ENDED MARCH 31, 2000   NINE MONTHS ENDED MARCH 31, 2000
                                    REAL-TIME        VOD        TOTAL    REAL-TIME     VOD       TOTAL
                                  ------------  ------------  --------  ----------  ---------  ---------

Net sales:
  Product sales                   $      6,367  $     3,703   $10,070   $   20,220  $  6,912   $ 27,132
  Service and other                      6,950            -     6,950       22,494         -     22,494
                                  ------------  ------------  --------  ----------  ---------  ---------
     Total                              13,317        3,703    17,020       42,714     6,912     49,626

Cost of sales:
  Systems                                2,921        2,314     5,235        9,316     4,752     14,068
  Service and other                      3,995            -     3,995       12,375         -     12,375
                                  ------------  ------------  --------  ----------  ---------  ---------
     Total                               6,916        2,314     9,230       21,691     4,752     26,443
                                  ------------  ------------  --------  ----------  ---------  ---------

Gross margin                             6,401        1,389     7,790       21,023     2,160     23,183

Operating expenses
  Sales and marketing                    2,768        1,960     4,728        9,163     5,815     14,978
  Research and development               1,094        1,591     2,685        3,269     4,047      7,316
  General and administrative             1,397        1,310     2,707        3,642     2,975      6,617
  Purchased in process computer
    software technology                      -            -         -            -    14,000     14,000
  Relocation and restructuring               -            -         -        1,208     1,159      2,367
                                  ------------  ------------  --------  ----------  ---------  ---------
    Total operating expenses             5,259        4,861    10,120       17,282    27,996     45,278
                                  ------------  ------------  --------  ----------  ---------  ---------
Operating income (loss)           $      1,142  $    (3,472)  $(2,330)  $    3,741  $(25,836)  $(22,095)
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

     In March 2000, the FASB issued Interpretation No. 44 "Accounting of Certain Transactions involving Stock Compensation - an Interpretation of APB No. 25" (FIN 44"). FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. We adopted FIN 44 on July 1, 2000, and the adoption did not have a material effect on the financial position or operations of the Company.

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

                                                          Allocation        Life
Working  Capital                                             $   72
Fixed  Assets                                                   257
Other  Long-Term  Assets                                         13
Developed  Completed  Computer  Software  Technology          1,900      10  yrs
Employee  Workforce                                             400       3  yrs
Goodwill                                                     12,808      10  yrs
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

     The following unaudited proforma information presents the results of operations of the Company as if the acquisition had taken place on July 1, 1998 and includes the one-time charge related to the write-off of the purchased IPR&D of $14 million in both periods:

                                                  Nine Months      Nine Months
                                                     Ended            Ended
                                                 Mar. 31, 2000    Mar. 31, 1999
                                                ---------------  ---------------
Revenues                                        $       49,980   $       54,232
                                                ===============  ===============

Net income (loss)                               $      (22,775)  $      (15,067)
                                                ===============  ===============

Basic and Diluted Net Income (loss) Per Share   $        (0.44)  $        (0.30)
                                                ===============  ===============

12.   RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the quarter ended March 31, 2000, management changed the measurement date used to value the shares issued in conjunction with the Company's acquisition of Vivid Technology in accordance with APB 16: Business Combinations. As a result, the financial statements as of March 31, 2000 and for the three and nine month periods ended March 31, 2000 have been restated from the amounts previously reported.

                                           AS OF MARCH 31, 2000

                                      AS  PREVIOUSLY
                                         REPORTED        AS RESTATED
                                      ----------------  -------------

Goodwill, net                         $         3,022   $     12,293
Capital in excess of par                      125,492        135,148
Accumulated deficit                           (94,243)       (94,628)

                                           THREE  MONTHS  ENDED
                                              MARCH 31, 2000

                                      AS PREVIOUSLY
                                         REPORTED        AS RESTATED
                                      ----------------  -------------

General and administrative expenses   $         2,476   $      2,707
Operating loss                                 (2,099)        (2,330)
Loss before income taxes                       (2,065)        (2,296)
Net loss                                       (2,215)        (2,446)

Net loss per share basic and diluted  $         (0.04)  $      (0.05)

                                             NINE MONTHS ENDED
                                              MARCH 31, 2000

                                      AS  PREVIOUSLY
                                         REPORTED        AS RESTATED
                                      ----------------  -------------

General and administrative expenses   $         6,232   $      6,617
Operating loss                                (21,710)       (22,095)
Loss before income taxes                      (20,937)       (21,322)
Net loss                                      (21,387)       (21,772)

Net loss per share basic and diluted  $         (0.42)  $      (0.42)

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Subsequent to the issuance of the Company's financial statements for the quarter ended March 31, 2000, management changed the measurement date used to value the shares issued in conjunction with the Company's acquisition of Vivid Technology in accordance with APB 16: Business Combinations. As a result, the financial statements as of March 31, 2000 and for the three and nine month periods ended March 31, 2000 have been restated from the amounts previously reported. The accompanying discussion and analysis gives effect to that restatement.




SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  NET  SALES

     The following table sets forth selected operating data as a percentage of net sales for certain items in the Company's consolidated statements of operations for the periods indicated.

                                                  THREE MONTHS ENDED  NINE MONTHS ENDED
                                                        MARCH 31,         MARCH 31,
                                                     2000       1999    2000    1999

Net Sales:
  Product sales:
    Real-time systems                                   37.4 %  46.5 %  40.7 %  44.3 %
    Video-on-demand systems                             21.8     2.0    13.9     1.1
                                                       -----   -----   -----   -----
      Total product sales                               59.2    48.5    54.7    45.3
  Service and other                                     40.8    51.5    45.3    54.7
                                                       -----   -----   -----   -----
      Total                                            100.0   100.0   100.0   100.0

Cost of sales (% of respective sales category):
  Real-time and video-on-demand systems                 52.0    39.7    51.9    43.8
  Service and other                                     57.5    55.1    55.0    51.9
                                                       -----   -----   -----   -----
      Total                                             54.2    47.6    53.3    48.2
                                                       -----   -----   -----   -----
Gross margin                                            45.8    52.4    46.7    51.8

Operating expenses:
  Sales and marketing                                   27.8    27.6    30.2    25.8
  Research and development                              15.8    13.4    14.7    14.2
  General and administrative                            15.9     8.2    13.3     9.4
  Cost of purchased in process computer
    software technology                                    -       -    28.2       -
                                                       -----   -----   -----   -----
  Relocation and restructuring                             -       -     4.8       -
      Total operating expenses                          59.5    49.2    91.2    49.4
                                                       -----   -----   -----   -----
Operating income (loss)                                (13.7)    3.2   (44.5)    2.4

Interest income (expense) - net                          0.3    (0.1)    0.3    (0.1)
Other non-recurring income (expense)                       -       -     1.5    (0.2)
Other income (expense) - net                            (0.1)   (1.2)   (0.2)   (0.4)
                                                       -----   -----   -----   -----
Income (loss) before income taxes                      (13.5)    2.0   (43.0)    1.7

Provision for income taxes                               0.9     0.3     0.9     0.3
                                                       -----   -----   -----   -----
Net income (loss)                                      (14.4)%   1.7 % (43.9) %  1.5 %
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

     General and Administrative. General and administrative expenses increased to 15.9% of sales in the three-month period ended March 31, 2000 from 8.2% in the three-month period ended March 31, 1999. These expenses increased 87.5% to $2.7 million in 2000 from $1.4 million in 1999 primarily due to a $0.7 million severance charge recorded in the period ended March 31, 2000 and the increase in Xstreme division management and other executive corporate administrative personnel.

     Income Taxes. We recorded income tax expense of $0.2 million in the three-month period ended March 31, 2000 on a pre-tax loss of $2.3 million. The expense is higher than the amount calculated using the domestic statutory tax rate of 35% due to the inability to recognize the tax benefit of the current period net operating loss and the non-deductible amortization of intangible assets acquired from Vivid Technology.

     Net Income (loss). We recorded a net loss of $2.4 million or $0.05 per share for the three months ended March 31, 2000 compared to net income of $0.3 million or $0.01 per share for the three months ended March 31, 1999.

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

     General and Administrative. General and administrative expenses increased to 13.3% of sales in the nine-month period ended March 31, 2000 from 9.4% in the nine-month period ended March 31, 1999. These expenses increased 30.7% to $6.6 million in the nine months ended March 31, 2000 from $5.1 million in the nine months ended March 31, 1999 primarily due to a $0.7 million severance charge, the increase in Xstreme division management and other corporate executive administrative personnel, and the move of the corporate headquarters and Xstreme division to Atlanta, Georgia.

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

     Income Taxes. We recorded income tax expense of $0.5 million in the nine-month period ended March 31, 2000 on a pre-tax loss of $21.3 million due to the inability to recognize the tax benefit of the current period net operating loss and the non-deductible write-off of acquired in-process research and development and amortization of other assets acquired in the acquisition of Vivid Technology.

     Net Income (loss). We recorded a net loss of $21.8 million or $0.42 per share for the nine months ended March 31, 2000 compared to net income of $0.8 million or $0.02 per share for the nine months ended March 31, 1999.

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

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the quarterly report for the quarter ended March 31, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.


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