Form 10-K/A
period 2000-06-30
CONCURRENT COMPUTER CORP/DE
filed 2001-07-16
CIK 749038

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  ____________

                                   FORM 10-K/A


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                         COMMISSION FILE NUMBER 0-13150


                         CONCURRENT COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                 04-2735766
  (State of Incorporation)           (I.R.S. Employer Identification Number)

        4375 RIVER GREEN PARKWAY, DULUTH, GEORGIA, 30096  (678) 258-4000
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


OVERVIEW

     Concurrent Computer Corporation ("Concurrent" or the "Company") is a leading provider of computer systems for both the emerging video-on-demand, or VOD, market through its Xstreme division and real-time applications through its Real-Time division. Concurrent provides VOD servers and related software, its VOD systems, primarily to residential cable television operators that have upgraded their networks to support interactive, digital services. Concurrent's real-time business provides high-performance, real-time computer systems used for simulations, data acquisition and industrial process applications. Concurrent markets its real-time computer systems to government agencies, government suppliers and commercial markets where the immediate capture and delivery of information is critical. Although almost all of Concurrent's historical revenues were derived from its Real-Time division, Concurrent expects that substantially all of its future revenue growth will come from its Xstreme division, which began commercial sales in 1999.

     Concurrent's VOD systems consist of digital video servers and related software that enable digitally-upgraded cable operators to deliver VOD to their subscribers with digital set-top boxes. The Company has been selected to supply its VOD system for 16 domestic commercial launches and trials of VOD systems publicly announced by multiple system operators, or MSOs, including the two largest system-wide commercial deployments at Time Warner Cable's Oceanic regional division in Oahu, Hawaii and its Tampa Bay regional division in Florida. Concurrent expects that all seven of the largest MSOs will begin deploying VOD services in one or more residential markets by mid-2001. The Company believes it is well-positioned to be a provider of choice to these MSOs.

     Initially, Concurrent focused its VOD business on the development of VOD systems designed to be compatible with Scientific-Atlanta, Inc. digital cable equipment. In October 1999, the Company acquired Vivid Technology, Inc. and obtained certain server technology compatible with General Instrument digital cable equipment. Concurrent recently introduced its MediaHawk Model 2000 VOD system, which is compatible with both Scientific-Atlanta and Motorola equipment. As a result, Concurrent believes it is one of the few VOD system providers currently able to offer technology compatible with both Scientific-Atlanta and General Instrument digital cable equipment, the two largest providers of digital headend equipment and digital set-top boxes used in the United States.

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

THE  REAL-TIME  BUSINESS

     Concurrent is a leading supplier of high-technology real-time computer systems that concurrently acquire, analyze, store, display, and control data to provide critical information within a predictable time as real world events occur. Compared to general purpose computer systems, these unique real-time capabilities are applicable to a wide range of application requirements, including higher performance processing, higher data throughput, predictable and repeatable response times, reliably meeting required deadlines, consistently handling peak loads, and better balancing of system resources.

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

     Concurrent designs, manufactures, sells and supports real-time standards-based open computer systems and proprietary computer systems. It offers worldwide hardware and software maintenance and support services ("Customer Service Plans") for its products and for the products of other computer and peripheral suppliers. The services are provided at no additional charge during the warranty period. The Company routinely offers and successfully delivers long-term service and support of its products for as long as fifteen to twenty years under maintenance contracts for additional fees. The Company also has a long and successful history of customizing systems with both specialized hardware and software to meet unique customer requirements. Frequently in demand, these special support services ("Custom Engineering and Integration") have included system integration, performance and capacity analysis, and application migration.

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

     Gain Valuable Supplier Positions to Top Domestic MSOs. The market for providing VOD solutions to MSOs is rapidly evolving. By the end of calendar year 2001, Concurrent believes that each of the seven largest domestic MSOs will begin commercial distribution of residential VOD services. Concurrent has been selected to supply VOD systems for 16 of the publicly-announced commercial launches and trials of VOD systems, including the industry's two largest system-wide commercial deployments located at Time Warner Cable's Oceanic regional division in Oahu, Hawaii and its Tampa Bay regional division in Florida. Concurrent's VOD sales team will continue to directly target these large MSOs. Concurrent believes that establishing strong relationships with these MSOs during the early stages of VOD service deployment will be important in developing and maintaining its share of the VOD market. Because of the rapid pace at which the Company expects MSOs to deploy VOD services and the difficulty in switching providers once a provider's offering has been integrated into an MSO's systems, the Company believes that the initial selection by an MSO is critical to establishing market share.

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

COMMERCIAL  LAUNCHES  AND  TRIALS

     Concurrent has been selected by Time Warner Cable, Cox Communications and Comcast Cable, three of the seven largest MSOs, for VOD system deployments.
Each of these operators has deployed the Company's VOD systems for use with digital set-top boxes manufactured by Scientific-Atlanta and Motorola.
Concurrent also has been selected by Cogeco Cable Inc., a Canadian cable operator, for two video-on-demand deployments.

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

     Tampa Bay Region of Florida. In September 1999, Time Warner Cable selected the Company's VOD system for a commercial launch in its Hillsborough County system in the Tampa Bay area and subsequently in March 2000, they also selected the Company's system for commercial launch in the Pinellas County system in the Tampa Bay area. The Tampa market for Time Warner consists of an aggregate of approximately 925,000 basic cable subscribers and approximately 200,000 digital subscribers. The video-on-demand system deployed in Tampa Bay includes 51 MediaHawk video servers. The Tampa Bay commercial deployment currently represents the industry's largest video-on-demand deployment.

     COX  COMMUNICATIONS

     In April 2000, Concurrent was selected by Cox for a commercial launch of the Company's VOD system in Cox's San Diego, California market. This market consists of approximately 355,000 subscribers, with approximately 73,000 digital subscribers. Cox began launching commercial service to approximately 2,000 subscribers in May 2001.

     In June 2000, Concurrent was also selected by Cox to provide MediaHawk video servers for the commercial launch of VOD service in the Phoenix, Arizona market, the single largest division of Cox. This market consists of approximately 605,000 subscribers, with approximately 115,000 digital subscribers. The Company currently expects the commercial launch to occur in the second half of 2001.

     In April 2001, Concurrent was selected by Cox to provide MediaHawk video servers for the commercial launch of video-on-demand service in Hampton Roads, Virginia, which has more than 400,000 basic subscribers and more than 50,000 digital subscribers. Concurrent understands that Cox currently expects to launch commercial service in this market in the second half of 2001.

     COMCAST  CABLE  CORPORATION

     In March 2001, Concurrent signed a multi-year strategic purchase agreement with Comcast which resulted in purchase orders for its video-on-demand system to be deployed in 8 system-wide launches of video-on-demand on both Scientific-Atlanta and Motorola equipment. The initial order was for approximately 80 MediaHawk video servers. Concurrent began shipment of these systems in the quarter ended March 31, 2001.

     COGECO  CABLE  INC.

     In May 2001, Concurrent entered into an arrangement with Cogeco to provide video-on-demand systems for its Ontario and Quebec cable systems. These systems serve approximately one million basic subscribers and 105,000 digital subscribers. Concurrent has not yet finalized configuration requirements and the necessary number of servers.

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

     MediaHawk Model 2000 Product. The Company began shipments of its MediaHawk Model 2000 video server in late calendar 2000. Through the Company's internal research and development efforts, the acquisition of Vivid Technology and its technological strategic relationships, the Company has integrated new technologies that the Company believes will further enhance the attractiveness of its VOD solution into the Company's new MediaHawk video server. The Company's MediaHawk Model 2000 VOD servers and software are designed to allow a single product to work in conjunction with cable equipment and digital set-top boxes produced by both Scientific-Atlanta and General Instrument.

     Customer Service Plans and Support. The basic customer service plans and support options offered to the Company's VOD customers include software patches to correct problems in existing software, 24-hour parts replacement, product service training classes, limited onsite services and preventative maintenance services. These services are provided at no additional charge during the warranty period and are available for additional fees under Maintenance Agreements after the warranty period. In addition to these basic service and support options, the Company also offers, for additional fees, software upgrades and onsite hardware maintenance services. To date, customer service and support revenues from Concurrent's VOD business have not been material.

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

     Customer Service Plans. One of the largest benefits to the Company of its extensive installed customer base is the large and generally predictable revenue stream generated from customer service plans. While revenue from customer service plans has declined and is expected to further decline as a result of the industry shift to open systems, the Company expects this business to be a significant source of revenue and cash flow for the foreseeable future. The Company offers a variety of service and support programs to meet the customer's maintenance needs for both its hardware and software products. The Company also offers contract service for selected third party equipment. The service and support programs offered by Concurrent include rentals exchanges, diagnostic and repair service, on-call and time materials service, and preventive maintenance. The Company routinely offers long-term service and support of its products for as long as fifteen to twenty years.

     Custom Engineering and Integration Services. Throughout the Company's history, it has supported its customers through custom engineering and integration services. The Company provides custom engineering and integration services in the design of special hardware and software to help its customers with their specific applications. This may include custom modifications to the Company's products or integration of third party interfaces or devices into the Company's systems. Many customers use these services to migrate existing applications from earlier generations of the Company's or competitors' systems to the company's state-of-the-art systems. These services also include classroom and on-site training, system and site performance analysis, and multiple vendor support planning. Although the total revenues associated with any single service may be small in comparison to total revenues, increased customer satisfaction is an integral part of the Company's business plan.

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

     Liberate. On April 11, 2001, Concurrent announced a strategic alliance with Liberate Technologies, a leading provider of software for the delivery of interactive television, under which Concurrent combined its technologies into an integrated interactive TV and video-on-demand offering for the growing digital video market. The strategic agreement was reached under the Liberate(R) PopTV(TM) Program, in which Concurrent is a "preferred infrastructure partner," and has the highest level of preference as a video-on-demand supplier.

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

     REAL-TIME

     The Company currently derives a significant portion of its real-time revenue from a limited number of customers. As a result, the loss of, or reduced demand for products or related services from, any of the Company's major customers could adversely affect its business, financial condition and results of operations. In the fiscal year ended June 30, 2000, five customers accounted for more than 34% of the total real-time revenue, including Lockheed Martin, which accounted for 14% of such revenue. No other customer accounted for more than 10% of real-time revenue for the period.

     The Company derives a significant portion of its revenues from the supply of integrated computer systems to U.S. Government prime contractors and agencies of the U.S. Government. The supplied systems include configurations from the PowerMAXION, PowerHAWK, TurboHAWK and NightHAWK product lines, with certain systems incorporating custom enhancements requested by the customer. Examples of prime contractors to whom we sell these integrated computer systems include Boeing, Lockheed-Martin, and Raytheon. For example, Raytheon purchased integrated computer systems from Concurrent to be used by the Federal Aviation Administration for wind shear detection. The Company also supplies spare parts, upgrades, and engineering consulting services and both hardware and software maintenance. For the fiscal year ended June 30, 2000, the Company recorded $18.5 million in sales to U.S. Government prime contractors and agencies of the U.S. Government, representing 27% of total sales for the period. Government business is subject to many risks, such as delays in funding, audits, reduction or modification of contracts or subcontracts, failure to exercise options, changes in government policies and the imposition of budgetary constraints. A loss of government contract revenues could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     Despite precautions taken by the Company, however, there can be no assurance that the Company's products or technology will not be copied or otherwise obtained and used without authorization. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of the Company's personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal protections for the Company's technology. The Company does not own any material patents and does not hold any copyrights or trademarks that are material to its business.

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

                                                               EXPIRATION      APPROX.
LOCATION                             PRINCIPAL USE            DATE OF LEASE  FLOOR AREA
--------------------------  --------------------------------  -------------  -----------
                                                                             (SQ. FEET)

4375 River Green Parkway    Corporate Headquarters,           August 2006         26,000
Duluth, Georgia             Administration, Research &
                            Development, Sales and Marketing

2800 Gateway Drive          Manufacturing and Service         December 2001       40,000
Pompano Beach, Florida

2881 Gateway Drive          Administrative and Sales and      December 2004       30,000
Pompano Beach, Florida      Marketing

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

       FISCAL YEAR 2000
       QUARTER ENDED:
                                        HIGH                LOW
                                       ------              ------
       September 30, 1999              $ 8.53              $ 5.38
       December 31, 1999               $19.44              $ 6.31
       March 31, 2000                  $27.25              $12.00
       June 30, 2000                   $13.25              $ 5.50

       FISCAL YEAR 1999
       QUARTER ENDED:

       September 30, 1998              $ 4.06              $ 1.69
       December 31, 1998               $ 3.75              $ 1.75
       March 31, 1999                  $ 5.13              $ 3.25
       June 30, 1999                   $ 7.50              $ 3.00

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

                             SELECTED CONSOLIDATED FINANCIAL DATA
                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         YEAR ENDED JUNE 30,
                                      -------------------------------------------------------
INCOME STATEMENT DATA                    2000 (3)     1999     1998      1997        1996
------------------------------------  ------------  --------  -------  --------  ------------

Net sales                             $    68,090   $69,963   $82,215  $108,367  $    95,800
Gross margin                               31,743    35,377    40,390    51,211       35,265
Operating income (loss)                (23,987)(1)   (1,289)    3,311     9,239   (32,870)(2)
Net income (loss)                      (23,715)(1)   (1,665)    3,414     4,061   (41,309)(2)
Net income (loss) per share - basic
   and diluted                        $  (0.46)(1)  $ (0.03)  $  0.07  $   0.08  $  (1.35)(2)

                                                             AT JUNE 30,
                                      -------------------------------------------------------
BALANCE SHEET DATA                       2000 (3)     1999      1998     1997        1996
------------------------------------  ------------  --------  -------  --------  ------------

Cash, cash equivalents and
    Short-term investments            $    10,082   $ 6,872   $ 5,733  $  4,024  $     3,562
Working capital                            15,086    14,694    13,652     4,694         (966)
Total assets                               57,078    40,569    46,235    63,528       80,073
Long-term debt                                  -         -         -     4,493        6,603
Redeemable preferred stock                      -         -         -     1,243        5,610
Stockholders' equity                       38,271    26,011    25,510    18,120        6,927
Book value per share                  $      0.71   $  0.54   $  0.54  $   0.39  $      0.17

(1) In October 1999, the Company acquired Vivid Technology. In connection with the acquisition, management placed a value of $14.0 million on in-process research and development based on valuation methods it deemed appropriate. This entire amount was written off as required by the purchase accounting rules.
(2) During fiscal 1996, the Company restructured its operations which included workforce reductions, rationalization of facilities, asset write-downs and other costs which resulted in a $24.5 million charge.

(3) As discussed in Note 24 to the Concurrent Computer Corporation financial statements, the financial statements as of and for the year ended June 30, 2000 have been restated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion gives effect to the restatement of the Company's financial statements for the year ended June 30, 2000 (see Note 24 to the financial statements) and should be read in conjunction with the financial statements and the notes thereto which appear elsewhere herein. The following discussion contains forward-looking statements that reflect Concurrent's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, elsewhere herein and in other filings made with the Securities and Exchange Commission.


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

                                                    YEARS ENDED JUNE 30,
                                                  -----------------------
                                                   2000     1999    1998
                                                  -------  ------  ------
Revenues:
 Product Sales:
  Real-Time systems                                 39.8%   43.4%   46.1%
  Video-on-demand systems                           17.6     1.7       -
                                                  -------  ------  ------
    Total product sales                             57.4    45.1    46.1
  Service and other                                 42.6    54.9    53.9
                                                  -------  ------  ------
  Total net sales                                  100.0   100.0   100.0
Cost of sales (% of respective sales category):
  Real-time and video-on-demand systems             51.5    47.5    49.0
  Service and other                                 56.0    51.2    52.5
                                                  -------  ------  ------
    Total cost of sales                             53.4    49.5    50.9
                                                  -------  ------  ------

Gross margin                                        46.6    50.5    49.1
                                                  -------  ------  ------
Operating expenses:
  Sales and marketing                               29.8    27.5    22.5
  Research and development                          14.4    14.4    13.3
  General and administrative                        13.6     9.8     8.0
  Cost of purchased in-process research and
       development                                  20.6       -       -
  Relocation and restructuring                       3.5       -    (0.7)
  Non-cash development expenses                        -       -     2.0
  Loss on facility held for sale                       -     0.6       -
                                                  -------  ------  ------

   Total operating expenses                         81.8    52.3    45.1
                                                  -------  ------  ------
Operating income (loss)                            (35.2)   (1.8)    4.0

Interest expense                                    (0.2)   (0.4)   (1.0)
Interest income                                       .5     0.4     0.2
Other non-recurring items                            1.1    (0.1)    1.8
Other income (expense) - net                        (0.1)    0.1     0.3
                                                  -------  ------  ------
Income (loss) before provision for income taxes    (33.9)   (1.8)    5.3
Provision for income taxes                           0.9     0.6     1.1
                                                  -------  ------  ------
Net income (loss)                                 (34.8)%  (2.4)%    4.2%
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

     General and Administrative. General and administrative expenses increased to 13.6% of sales in fiscal year 2000 from 9.8% in fiscal year 1999. These expenses increased $2.4 million or 34.8% primarily due to a $0.7 million severance charge, the growth of Xstreme division management and other corporate executive and administrative personnel, the Vivid goodwill amortization, and the move of the corporate headquarters and Xstreme division offices to Atlanta, Georgia.

     Other. Included in operating expenses in fiscal year 2000 is a $14.0 million non-cash charge for the write-off of in-process research and development in connection with the acquisition of Vivid Technology and a $2.4 million restructuring and relocation provision for personnel reduction costs in the Real-Time division and the relocation of the corporate headquarters and Xstreme division offices to Atlanta, Georgia. Included in operating expenses in fiscal year 1999 is a $0.4 million write-down of the Company's French facility to fair market value due to the Company's decision to sell Concurrent Vibrations, a wholly-owned subsidiary of one of Concurrent's French subsidiaries.

     Included in other non-recurring items in fiscal year 2000 is a $0.8 million gain related to the sale of the stock of Concurrent Vibrations, one of Concurrent's French subsidiaries, to Data Physics, Inc.

     Income Taxes. Income tax expense of $0.6 million was recorded in fiscal year 2000 on a pre-tax loss of $23.1 million due to the inability to recognize the tax benefit of the current period net operating loss and the non-deductible write-off of acquired in-process research and development and amortization of other assets received in the acquisition of Vivid Technology.

     Net Income (Loss). The net loss for fiscal year 2000 was $23.7 million or $0.46 per share compared to a net loss of $1.7 million or $.03 per share in fiscal year 1999.

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

     Other. Included in operating expenses in fiscal year 1999 is a $0.4 million write-down of the Company's French facility to fair market value based upon a valuation by an external appraisal firm due to the Company's decision to sell Concurrent Vibrations, a wholly-owned subsidiary of one of Concurrent's French subsidiaries. Included in fiscal year 1998 operating income is $0.6 million from the sale of the Oceanport, New Jersey facility and a $1.6 million non-cash charge for the issuance to Scientific-Atlanta, Inc. of warrants to purchase up to 2 million shares of the Company's common stock at a price of $5.00 per share.

     Included in other non-recurring items in fiscal year 1999 is a $0.4 million write-off of foreign currency translation due to the dissolution of one of Concurrent's French subsidiaries which was offset by $0.3 million of foreign currency transaction gains. Included in other non-recurring items in fiscal year 1998 is the receipt of $1.2 million from Nippon Steel Corporation ("NSC") in connection with the termination of the joint venture in Concurrent Nippon Corporation ("CNC"), the Company's Japanese subsidiary, to reimburse the Company for losses realized by CNC which exceeded NSC's minority investment.

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

                                                                            PAGE
                                                                            ----

Independent  Auditors'  Reports                                               32

Consolidated  Balance  Sheets  as  of  June  30,  2000  and  1999             34

Consolidated  Statements  of  Operations  for  each  of  the  years
in  the  three-year  period  ended  June  30,  2000                           35

Consolidated  Statements  of Redeemable Preferred Stock, Stockholders'
Equity  and  Comprehensive  Income  for  each  of  the  years  in  the
three-year  period  ended  June  30,  2000                                    36

Consolidated  Statements  of  Cash Flows for each of the years in the
three-year period ended  June  30,  2000                                      37

Notes  to  Consolidated  Financial  Statements                                38


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

21.1*    --    List  of  Subsidiaries.

23.1     --    Consent  of  Deloitte  &  Touche  LLP.

23.2     --    Consent  of  KPMG  LLP


*  Previously  filed.

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

                          INDEPENDENT AUDITOR'S REPORT

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

     As discussed in Note 24, the financial statements as of and for the year ended June 30, 2000 have been restated.

                            /s/ Deloitte & Touche LLP


Atlanta,  Georgia
August  4,  2000  (July  11,  2001  as  to  Note  24)

                          INDEPENDENT AUDITOR'S REPORT


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

                                      CONCURRENT COMPUTER CORPORATION
                                        CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                             JUNE 30,
                                                                                       --------------------
                                                                                         2000      1999
                                                                                       ---------  ---------
ASSETS                                                                                As Restated
                                                                                     (See Note 24)
Current assets:
   Cash and cash equivalents                                                           $ 10,082   $  6,872
   Accounts receivable, less allowance for doubtful accounts
      of $484 at June 30, 2000 and $418 at June 30, 1999                                 12,907     14,879
   Inventories                                                                            5,621      4,641
   Prepaid expenses and other current assets                                              2,381      1,053
                                                                                       ---------  ---------
      Total current assets                                                               30,991     27,445
Property, plant and equipment - net                                                      11,314     10,936
Facilities held for sale                                                                      -      1,223
Purchased developed computer software - net                                               1,773          -
Goodwill - net                                                                           11,981          -
Other long-term assets - net                                                              1,019        965
                                                                                       ---------  ---------
Total assets                                                                           $ 57,078   $ 40,569
                                                                                       =========  =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                               $ 13,297   $  8,973
   Deferred revenue                                                                       2,608      3,778
                                                                                       ---------  ---------
      Total current liabilities                                                          15,905     12,751

Long-term liabilities                                                                     2,902      1,807
                                                                                       ---------  ---------
      Total liabilities                                                                  18,807     14,558

Stockholders' equity:
   Shares of preferred stock, par value $.01; 25,000,000 authorized; none issued              -          -
   Shares of common stock, par value $.01; 100,000,000 authorized;
     53,910,918 and 48,516,527 issued at June 30, 2000 and 1999, respectively               538        485
   Capital in excess of par value                                                       135,394     98,916
   Accumulated deficit after eliminating accumulated deficit
     of $81,826 at December 31, 1991, date of quasi-reorganization                      (96,571)   (72,856)
   Treasury stock, at cost; 840 shares                                                      (58)       (58)
   Accumulated other comprehensive loss                                                  (1,032)      (476)
                                                                                       ---------  ---------
      Total stockholders' equity                                                         38,271     26,011
                                                                                       ---------  ---------

Total liabilities and stockholders' equity                                             $ 57,078   $ 40,569
                                                                                       =========  =========

The accompanying notes are an integral part of the consolidated financial statements.

                         CONCURRENT COMPUTER CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          YEAR ENDED JUNE 30,
                                                    ------------------------------
                                                       2000       1999      1998
                                                    ----------  --------  --------
                                                    As Restated
                                                   (See Note 24)
Revenues:
  Product sales
    Real-time systems                                $ 27,122   $30,389   $37,868
    Video-on-demand systems                            11,952     1,208         -
                                                    ----------  --------  --------
      Total product sales                              39,074    31,597    37,868
  Service and other                                    29,016    38,366    44,347
                                                    ----------  --------  --------
      Total                                            68,090    69,963    82,215

Cost of sales
  Real-time and video-on-demand systems                20,111    15,001    18,556
  Service and other                                    16,236    19,625    23,269
                                                    ----------  --------  --------
      Total                                            36,347    34,626    41,825
                                                    ----------  --------  --------

Gross margin                                           31,743    35,337    40,390

Operating expenses:
  Sales and marketing                                  20,311    19,274    18,523
  Research and development                              9,775    10,046    10,947
  General and administrative                            9,277     6,883     6,611
  Cost of purchased in-process research and
    development                                        14,000         -         -
  Relocation and restructuring                          2,367         -      (607)
  Non-cash development expenses                             -         -     1,605
  Loss on facility held for sale                            -       423         -
                                                    ----------  --------  --------
      Total operating expenses                         55,730    36,626    37,079
                                                    ----------  --------  --------

Operating income (loss)                               (23,987)   (1,289)    3,311

Interest expense                                         (127)     (261)     (833)
Interest income                                           316       295       185
Other non-recurring items                                 761       (88)    1,434
Other income (expense) - net                              (78)       41       277
                                                    ----------  --------  --------

Income (loss) before provision for income taxes       (23,115)   (1,302)    4,374

Provision for income taxes                                600       363       960
                                                    ----------  --------  --------

Net income (loss)                                     (23,715)   (1,665)    3,414

Preferred stock dividends and accretion of
 mandatory redeemable preferred shares                      -         -       (18)
                                                    ----------  --------  --------
Net income (loss) available to common shareholders   $(23,715)  $(1,665)  $ 3,396
                                                    ==========  ========  ========
Basic and diluted net income (loss) per share        $  (0.46)  $ (0.03)  $  0.07
                                                    ==========  ========  ========

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


                                                               Common  Stock                                Other
                                                 Redeemable -------------------  Capital in               Comprehen  Treasury
                                                 Preferred                Par     Excess of   Accumulated   -sive     Stock
                                                   Stock      Shares     Value    Par Value    -Deficit    Income     Shares
                                                  --------  -----------  ------  -----------  ----------  --------  -------
Balance at June 30, 1997                          $ 1,243   46,102,872   $  461  $   92,650   $ (74,587)  $  (346)    (840)
Sale of common stock under stock plans                         678,213        6         961
Issuance of common stock under
     retirement savings plan                                   296,224        3         581
Conversion of cumulative, convertible
     redeemable exchangeable preferred stock       (1,245)     555,000        6       1,239
Issuance of warrants                                                                  1,605
Dividends on and accretion of preferred stock           2                                           (18)
Quasi-reorganization related adjustment                                                 100
Comprehensive income:
     Net income                                                                                   3,414
     Foreign currency translation adjustment                                                                 (507)

          Total comprehensive income
                                                  --------  -----------  ------  -----------  ----------  --------  -------
Balance at June 30, 1998                                -   47,632,309      476      97,136     (71,191)     (853)    (840)
Sale of common stock under stock plans                  8       84,218        9       1,780
Comprehensive loss:
     Net loss                                                                                    (1,665)
     Foreign currency translation adjustment                                                                  377
         Total comprehensive loss
                                                  --------  -----------  ------  -----------  ----------  --------  -------
Balance at June 30, 1999                                -   48,516,527      485      98,916     (72,856)     (476)    (840)
Sale of common stock under stock plans                       3,160,692       31       7,277
Issuance of common stock related to acquisition
     of Vivid Technology (as restated -
     See Note 24)                                            2,233,699       22      28,879
Performance warrants                                                                    322
Comprehensive loss
     Net loss (as restated - See Note 24)                                                       (23,715)
     Foreign currency translation adjustment                                                                 (556)
          Total comprehensive loss
                                                  --------  -----------  ------  -----------  ----------  --------  -------
Balance at June 30, 2000
    (as restated - See Note 24)                   $     -   53,910,918      538  $ $135,394   $ (96,571)  $(1,032)    (840)


                                                  Treasury
                                                   Stock
                                                   Cost     Total
                                                  ------  ---------
Balance at June 30, 1997                          $ (58)  $ 18,120
Sale of common stock under stock plans                         967
Issuance of common stock under
     retirement savings plan                                   584
Conversion of cumulative, convertible
     redeemable exchangeable preferred stock                 1,245
Issuance of warrants                                         1,605
Dividends on and accretion of preferred stock                  (18)
Quasi-reorganization related adjustment                        100
Comprehensive income:
     Net income                                              3,414
     Foreign currency translation adjustment                  (507)
                                                          ---------
          Total comprehensive income                         2,907
                                                  ------  ---------
Balance at June 30, 1998                            (58)    25,510
Sale of common stock under stock plans                       1,789
Comprehensive loss:
     Net loss                                               (1,665)
     Foreign currency translation adjustment                   377
                                                          ---------
         Total comprehensive loss                           (1,288)
                                                  ------  ---------
Balance at June 30, 1999                            (58)    26,011
Sale of common stock under stock plans                       7,308
Issuance of common stock related to acquisition
     of Vivid Technology (as restated -                     28,901
     See Note 24)
Performance warrants                                           322
Comprehensive loss
     Net loss (as restated -                               (23,715)
     See Note 24)
     Foreign currency translation adjustment                  (556)
                                                          ---------
          Total comprehensive loss                         (24,271)
                                                  ------  ---------
Balance at June 30, 2000 (as restated -           $ (58)  $ 38,271
     See Note 24)                                 ======  =========

     The accompanying notes are an integral part of the consolidated financial statements.

                               CONCURRENT COMPUTER CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)

                                                                YEAR ENDED JUNE 30,
                                                           ------------------------------
                                                             2000       1999      1998
                                                           ---------  --------  ---------
                                                          AS RESTATED
                                                             (See
                                                            Note 24)
Cash flows provided by (used in) operating activities:
  Net income (loss)                                        $(23,715)  $(1,665)  $  3,414
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
     Write-off of in-process research and development        14,000         -          -
     Gain on sale of subsidiary                                (761)        -          -
     Realized gain on trading securities                          -         -       (420)
     Gain on sale of facility                                     -         -       (706)
     Issuance and accrual of non-cash warrants                  322         -      1,605
     Loss on impairment of facility held for sale                 -       423          -
     Loss on dissolution of subsidiary                            -       429          -
     Depreciation and amortization                            6,145     4,959      5,656
     Provision for inventory reserves                           550     1,087          -
     Stock compensation                                         368         -      1,054
     Other non-cash expenses                                    289        19        (40)
     Decrease (increase) in assets, net of effect of
       Acquisitions and dispositions
         Accounts receivable                                  1,574     4,098      6,864
         Inventories                                         (1,530)      535      1,915
         Prepaid expenses and other current assets           (1,959)     (384)      (309)
         Other long-term assets                                 216       318         83
     Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                4,028    (4,348)   (10,561)
         Deferred revenue                                    (1,170)     (240)      (384)
         Other long-term liabilities                          1,128       (91)       679
                                                           ---------  --------  ---------
Net cash provided by (used in) operating activities            (515)    5,140      8,850
                                                           ---------  --------  ---------

Cash flows provided by (used in) investing activities:
  Net additions to property, plant and equipment             (4,361)   (4,194)    (2,949)
  Net proceeds from sale of subsidiary                          496         -          -
  Proceeds from sale of facility                              1,223         -      5,406
  Proceeds from sale of trading securities                        -         -      2,668
  Other                                                          76         -          -
                                                           ---------  --------  ---------
Net cash provided by (used in) investing activities          (2,566)   (4,194)     5,125
                                                           ---------  --------  ---------

Cash flows provided by (used in) financing activities:
  Net payments of notes payable                                   -      (425)    (4,173)
  Net repayment of debt                                         (33)   (1,123)    (8,156)
  Proceeds from sale and issuance of common stock             6,940     1,789        967
                                                           ---------  --------  ---------
Net cash provided by (used in) financing activities           6,907       241    (11,362)
                                                           ---------  --------  ---------

Effect of exchange rates on cash and cash equivalents          (616)      (48)      (904)
                                                           ---------  --------  ---------

Increase in cash and cash equivalents                         3,210     1,139      1,709
Cash and cash equivalents - beginning of year                 6,872     5,733      4,024
                                                           ---------  --------  ---------
Cash and cash equivalents - end of year                    $ 10,082   $ 6,872   $  5,733
                                                           =========  ========  =========

Cash paid during the period for:
  Interest                                                 $    242   $   258   $    568
                                                           =========  ========  =========
  Income taxes (net of refunds)                            $    257   $ 1,041   $  1,434
                                                           =========  ========  =========

Non-cash investing/financing activities:
  Conversion of preferred stock                            $      -   $     -   $  1,245
                                                           =========  ========  =========
  Dividends on preferred stock                             $      -   $     -   $     18
                                                           =========  ========  =========
  Non-cash consideration for acquisition                   $ 28,900   $     -   $      -
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

                         CONCURRENT COMPUTER CORPORATION

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

     Revenue  Recognition  and  Related  Matters

     Video-on-demand and real-time system revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition. The Company recognizes revenue from video-on-demand and real-time systems when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable. Under multiple element arrangements, the Company allocates revenue to the various elements based on vendor-specific objective evidence ("VSOE") of fair value. Concurrent's VSOE of fair value is determined based on the price charged when the same element is sold separately.

     In certain instances, the Company's customers require significant customization of both the software and hardware products and, therefore, the revenues are recognized as long term contracts in conformity with Accounting Research Bulletin ("ARB") No. 45 "Long Term Construction Type Contracts", Statement of Position ("SOP") 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and SOP 97-2 "Software Revenue Recognition". For long-term contracts, revenue is recognized using the percentage-of-completion method of accounting based on costs incurred on the project compared to the total costs expected to be incurred through completion.

     The Company recognizes revenue from customer service plans ratably over the term of each plan, typically one year.

                         CONCURRENT COMPUTER CORPORATION

Custom engineering and integration services performed by the Real-Time Division are typically completed within 90 days from receipt of an order. Revenues from these services are recognized upon completion and delivery of the software solution to the customer.

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

    Basic  and  Diluted  Income  (Loss)  per  Share

     Basic income (loss) per share is computed by dividing income (loss) after deduction of preferred stock dividends by the weighted average number of common shares outstanding during each year. In fiscal year 1998 diluted income per share is computed using the treasury stock method by dividing income after deduction of preferred stock dividends by the weighted average number of shares including common share equivalents and incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Potential common shares issuable of 4,548,000 and 2,600,000 for the years ended June 30, 2000 and 1999, respectively, were excluded from the calculation as their effect was antidilutive.

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

     Use  of  Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of

                         CONCURRENT COMPUTER CORPORATION
contingent assets and liabilities at the balance sheet dates and the reporting of revenues and expenses during the reporting periods, to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Reclassifications

     Certain prior years' amounts have been reclassified to conform with the current year's presentation.

3.   ACQUISITIONS

     On October 28, 1999, the Company acquired Vivid Technology ("Vivid") for total consideration of $29.4 million, consisting of 2,233,699 shares of common stock valued at $24.7 million, $0.5 million of acquisition costs, and 378,983 shares reserved for future issuance upon exercise of stock options with a value of $4.2 million. The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded based on their fair values at the date of the acquisition. The purchase price allocation and the respective useful lives of the intangible assets are as follows:

                                                        ALLOCATION    LIFE
                                                        -----------  ------
      Working capital                                   $        72
      Fixed assets                                              257
      Other long-term assets                                     13
      Developed completed computer software technology        1,900  10 yrs
      Employee workforce                                        400   3 yrs
      Goodwill                                               12,808  10 yrs
      In-process research and development                    14,000

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

     The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on July 1, 1998 and includes the one-time charge related to the write-off of the purchased IPR&D of $14 million for the fiscal year ended June 30, 2000:

                         CONCURRENT COMPUTER CORPORATION

                                      YEAR ENDED JUNE 30,
                                      -------------------
                                       2000          1999
                                     ----------  -----------
                                     (DOLLARS IN THOUSANDS,
                                    EXCEPT PER SHARE AMOUNTS)
                                    -------------------------

Revenues                              $ 68,444   $70,603
                                      =========  ========
Net loss                              $(24,717)  $(4,419)
                                      =========  ========
Basic and diluted net loss per share  $  (0.47)  $ (0.09)
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

     In connection with the acquisition of the HCSC Real-Time division, the Company recorded a $23.2 million restructuring provision as of June 30, 1996. Such charge, based on formal approved plans, included the estimated costs related to the rationalization of facilities, workforce reductions, asset writedowns and other costs which represented approximately 44%, 28%, 26%, and 2%, respectively. The rationalization of facilities included the planned

                         CONCURRENT COMPUTER CORPORATION
disposition of the Company's Oceanport, New Jersey facility, as well as the closing or downsizing of certain offices located throughout the world. The workforce reductions included the termination of approximately 200 employees worldwide, encompassing substantially all of the Company's employee groups. The asset writedowns were primarily related to the disposition of duplicative machinery and equipment. Cash expenditures related to this restructuring were $117,000, $600,000 and $2.2 million for the years ended June 30, 2000, 1999 and 1998, respectively. As of June 30, 2000, all costs had been paid and there was no remaining accrued costs.

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

                         CONCURRENT COMPUTER CORPORATION

9.   INVENTORIES

     Inventories  consist  of  the  following:

                     JUNE 30,
                 ------  -------
              (DOLLARS IN THOUSANDS)
                  2000    1999
                 ------  -------
Raw Materials    $4,333  $3,103
Work-in-process     947   1,175
Finished Goods      341     363
                 ------  ------
                 $5,621  $4,641
                 ======  =======

     At June 30, 2000 and 1999, some portion of the Company's inventory was in excess of the current requirements based upon the planned level of sales for future years. Accordingly, the Company recorded an accrual for inventory reserves of $4.0 million and $4.6 million to reduce the value of the inventory to its estimated net realizable value at June 30, 2000 and 1999, respectively.

10.  PROPERTY,  PLANT  AND  EQUIPMENT

     Property,  plant  and  equipment  consists  of  the  following:

                                                      JUNE 30,
                                                  ---------  ---------
                                                    2000       1999
                                                  ---------  ---------
                                                 (DOLLARS IN THOUSANDS)

Buildings and leasehold improvements              $  2,131   $  1,302
Machinery, equipment and customer support spares    31,346     34,647
                                                    33,477     35,949
Less: Accumulated depreciation                     (22,163)   (25,013)
                                                  ---------  ---------
                                                  $ 11,314   $ 10,936
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

                         CONCURRENT COMPUTER CORPORATION

11.  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     Accounts  payable  and  accrued  expenses  consist  of  the  following:

                                   JUNE 30,
                               ---------------
                                2000     1999
                               -------  ------
                           (DOLLARS IN THOUSANDS)

Accounts payable, trade        $ 4,484  $2,941
Accrued payroll, vacation and
  other employee expenses        6,292   4,314
Restructuring reserve                -      90
Other accrued expenses           2,521   1,628
                               -------  ------
                               $13,297  $8,973
                               =======  ======

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

13.  INCOME  TAXES

     The domestic and foreign components of income (loss) before provision for income taxes are as follows:


                   YEAR ENDED JUNE 30,
               ---------------------------
                 2000       1999     1998
               ---------  --------  ------
                 (DOLLARS IN THOUSANDS)

United States  $(22,952)  $(1,420)  $2,143
Foreign            (163)      118    2,231
               ---------  --------  ------
               $(23,115)  $(1,302)  $4,374
               =========  ========  ======

                         CONCURRENT COMPUTER CORPORATION

     The  components  of  the  provision  for  income  taxes  are  as  follows:

                        YEAR ENDED JUNE 30,
                       ---------------------
                       2000    1999    1998
                       -----  -------  -----
                      (DOLLARS IN THOUSANDS)

Current:
    Federal            $   -  $    -   $   -
    Foreign              201   1,056     496
                       -----  -------  -----
  Total                  201   1,056     496
                       -----  -------  -----

Deferred:
    Federal                -       -      98
    Foreign (benefit)    399    (693)    366
                       -----  -------  -----
  Total                  399    (693)    464
                       -----  -------  -----

                       $ 600  $  363   $ 960
                       =====  =======  =====

     A reconciliation of the income tax (benefit) expense computed using the Federal statutory income tax rate to the Company's provision for income taxes is as follows:

                                               YEAR ENDED JUNE 30,
                                         ----------------------------
                                           2000       1999     1998
                                         ---------  --------  -------
                                            (DOLLARS IN THOUSANDS)

Income (loss) before provision for
   income taxes                          $(23,115)  $(1,302)  $4,374
                                         ---------  --------  -------
Tax (benefit) at Federal statutory rate    (7,859)     (443)   1,487
Change in valuation allowance               2,749    (1,442)       -
Non-deductible in-process research and
   development charge                       4,760         -        -
Other permanent differences, net              950     2,248     (527)
                                         ---------  --------  -------
Provision for income taxes               $    600   $   363   $  960
                                         =========  ========  =======

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


                         CONCURRENT COMPUTER CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

14.  PENSIONS  AND  OTHER  POSTRETIREMENT  BENEFITS

     The Company maintains a retirement savings plan (the "Plan") available to U.S. employees which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company may make a discretionary

                         CONCURRENT COMPUTER CORPORATION
matching contribution equal to 100% of the first 6% of employees' contributions. For the years ended June 30, 2000, 1999 and 1998, the Company matched 100% of the employees' Plan contributions up to 6%.

     The  Company's  matching  contributions  under  the  Plan  are  as follows:

                                 2000    1999    1998
                                ------  ------  ------
                                (DOLLARS IN THOUSANDS)

  Matching contribution         $1,378  $1,040  $1,140

     Certain foreign subsidiaries of the Company maintain pension plans for their employees which conform to the common practice in their respective countries. The related changes in benefit obligation and plan assets and the amounts recognized in the consolidated balance sheets are presented in the following tables:

Reconciliation  of  Funded  Status
----------------------------------
                                                     JUNE 30,
                                                  2000      1999
                                                --------  --------
                                              (DOLLARS IN THOUSANDS)

Change in benefit obligation:
Benefit obligation at beginning of year         $14,230   $10,777
Service cost                                        313       336
Interest cost                                       923       886
Plan participants' contributions                     67        71
Actuarial loss                                       10     2,803
Foreign currency exchange rate change               (60)     (586)
Benefits paid                                       (52)      (57)
                                                --------  --------
Benefit obligation at end of year               $15,431   $14,230
                                                ========  ========

Change in plan assets:
Fair value of plan assets at beginning of year  $14,081   $13,603
Actual return on plan assets                      1,049       957
Employer contributions                              158       170
Plan participants' contributions                     67        71
Benefits paid                                       (33)      (20)
Foreign currency exchange rate change                 -      (700)
                                                --------  --------
Fair value of plan assets at end of year        $15,322   $14,081
                                                ========  ========

Funded status                                   $  (109)  $  (149)
Unrecognized actuarial loss                        (121)       (3)
Unrecognized prior service benefit                  243       277
Unrecognized net transition obligation             (151)     (211)
                                                --------  --------
Net amount recognized                           $  (138)  $   (86)
                                                ========  ========

                         CONCURRENT COMPUTER CORPORATION

Amounts  Recognized  in  the  Consolidated  Balance  Sheet
----------------------------------------------------------

                                              JUNE 30,
                                    2000                  1999
                                 ----------          -----------
                                       (DOLLARS IN THOUSANDS)
Prepaid  benefit  cost            $  1,131            $   1,255
Accrued  benefit  liability         (1,269)              (1,341)
                                 ----------          -----------
Net  amount  recognized           $   (138)           $     (86)
                                 ==========          ===========


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

     The assumptions used to measure the present value of benefit obligations and net periodic benefit cost are shown in the following table:

Significant  Assumptions
------------------------
                                                JUNE 30,
                                -----------------------------------------
                                    2000          1999          1998
                                -------------  ------------  ------------
Discount rate                   6.0% to 6.25%  6.0% to 6.25%  6.5% to 8.5%
Expected return on plan assets        6.0%         6.0%       7.0% to 8.5%
Compensation increase rate       3.5% to 4.5%  3.5% to 4.5%   3.5% to 7.0%

Components  of  Net  Periodic  Benefit  Cost
--------------------------------------------
                                                           YEAR ENDED JUNE 30,
                                                        ------------------------
                                                         2000    1999     1998
                                                        ------  ------  --------
                                                        (DOLLARS IN THOUSANDS)

Service cost                                            $ 313   $ 336   $   360
Interest cost                                             923     886       858
Expected return on plan assets                           (918)   (873)   (1,130)
Amortization of unrecognized net transition obligation    (69)    (69)      (71)
Amortization of unrecognized prior service benefit         24      25        25
Recognized actuarial loss                                 (27)    (51)     (125)
                                                        ------  ------  --------
Net periodic benefit cost                               $ 246   $ 254   $   (83)
                                                        ======  ======  ========

15.  SEGMENT  INFORMATION

     For the year ended June 30, 2000, the Company operates its business in two divisions: Real-Time and VOD. Its Real-Time division is a leading provider of high-performance, real-time computer systems, solutions and software for

                         CONCURRENT COMPUTER CORPORATION
commercial and government markets focusing on strategic market areas that include hardware-in-the-loop and man-in-the-loop simulation, data acquisition, industrial systems, and software and embedded applications. Its VOD division is a leading supplier of digital video server systems to a wide range of industries serving a variety of markets, including the broadband/cable, hospitality, intranet/distance learning, and other related markets. Customer service and support revenues derived from VOD sales arrangements are included in Product Sales and are not material. Shared expenses are primarily allocated based on either revenues or headcount. There were no material intersegment sales or transfers. For the year ended June 30, 2000, one customer accounted for 14% of the total Real-Time revenue and one customer accounted for 47% of the total VOD revenue. There were no other customers that accounted for more than 10% of revenue for either division. The following summarizes the operating income
(loss) by segment for the year ended June 30, 2000. Corporate costs include costs related to the offices of the Chief Executive Officer, Chief Financial Officer, Investor Relations and other administrative costs including annual audit and tax fees, board of director fees and similar costs.

                                                                      YEAR ENDED JUNE 30, 2000
                                                            ---------------------------------------------
                                                            REAL-TIME      VOD      CORPORATE     TOTAL
                                                            ----------  ---------  -----------  ---------
                                                                      (DOLLARS IN THOUSANDS)

Revenues:
    Product Sales                                           $   27,122  $ 11,952   $        -   $ 39,074
    Service and other                                           29,016         -            -     29,016
                                                            ----------  ---------  -----------  ---------
        Total                                                   56,138    11,952            -     68,090

Cost of sales
    Systems                                                     12,345     7,766            -     20,111
    Service and other                                           16,236         -            -     16,236
                                                            ----------  ---------  -----------  ---------
       Total                                                    28,581     7,766            -     36,347
                                                            ----------  ---------  -----------  ---------
Gross margin                                                    27,557     4,186            -     31,743

Operating expenses
    Sales & marketing                                           11,942     8,040          329     20,311
    Research and development                                     4,173     5,602            -      9,775
    General and administrative                                   1,879     1,861        5,537      9,277
    Cost of purchased in-process research and development            -    14,000            -     14,000
    Relocation and restructuring                                 1,208     1,159            -      2,367
                                                            ----------  ---------  -----------  ---------
       Total operating expenses                                 19,202    30,662        5,866     55,730
                                                            ----------  ---------  -----------  ---------
Operating income (loss)                                     $    8,355  $(26,476)  $   (5,866)  $(23,987)
                                                            ==========  =========  ===========  =========

                         CONCURRENT COMPUTER CORPORATION

Summarized  financial  information  for  fiscal  year  2000  is  as  follows:

                                  AS OF AND FOR THE YEAR ENDED JUNE 30, 2000
                                ---------------------------------------------
                                REAL-TIME      VOD      CORPORATE     TOTAL
                                ----------  ---------  -----------  ---------
                                           (DOLLARS IN THOUSANDS)

Net sales                       $   56,138  $ 11,952   $        -   $ 68,090
Operating income (loss)         $    8,355  $(26,476)  $   (5,866)  $(23,987)
Identifiable assets             $   22,610  $ 28,909   $    5,559   $ 57,078
Depreciation and amortization   $    3,071  $  2,259   $      815   $  6,145
Capital expenditures            $    1,252  $  2,286   $      823   $  4,361

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

     Changes in options outstanding under the plan during the years ended June 30, 2000, 1999, and 1998 are as follows:

                                              2000                    1999                 1998
                                    ------------------------  --------------------  ----------------------
                                                    WEIGHTED              WEIGHTED              WEIGHTED
                                                    AVERAGE               AVERAGE               AVERAGE
                                                    EXERCISE              EXERCISE              EXERCISE
                                       SHARES        PRICE        SHARES    PRICE     SHARES      PRICE
                                    ------------  ----------  -----------  -------  ----------  ----------
Outstanding at  beginning of year     7,190,969   $     2.56   5,852,794   $  2.13  6,016,229   $2.15
Granted                               1,763,419   $     7.60   2,453,500   $  3.51    630,800   $1.86
Exercised                            (3,127,306)  $     2.23    (884,283)  $  2.02   (666,443)  $1.45
Forfeited                              (145,561)  $     3.91    (231,042)  $  2.17   (127,792)  $5.06
                                    ------------              -----------           ----------
Outstanding at year-end               5,681,521   $     4.28   7,190,969   $  2.56  5,852,794   $2.13
                                    ============              ===========           ==========

Options exercisable at year end       2,600,401                3,498,533           3,076,730
                                    ============              ===========           ==========
Weighted average fair value of
   Options granted during the year  $      5.62               $     1.56          $     0.65
                                    ============              ===========           ==========

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

     The following table summarizes information about stock options outstanding and exercisable at June 30, 2000:

                          OUTSTANDING  OPTIONS                    OPTIONS  EXERCISABLE
                 ----------------------------------------  ----------------------------------
                   WEIGHTED
                    AVERAGE                      WEIGHTED                     WEIGHTED
RANGE OF           REMAINING                      AVERAGE                      AVERAGE
EXERCISE          CONTRACTUAL                    EXERCISE                     EXERCISE
PRICES               LIFE      AT JUNE 30, 2000    PRICE    AT JUNE 30, 2000    PRICE
---------------------------------------------------------------------------------------------
0.37 -   $0.99          6.92           352,659  $    0.43             352,659     $ 0.43
1.00 -   $1.99          5.93           258,812       1.47             156,012       1.43
2.00 -   $2.99          7.04         2,864,706       2.44           1,688,221       2.24
3.00 -   $3.99          8.13            36,566       3.17              33,233       3.19
4.00 -   $4.99          7.81           478,445       4.40             170,438       4.39
5.00 -   $5.99          8.57           336,400       5.03             109,737       5.03
6.00 -   $6.99          9.10           345,000       6.70               5,001       6.73
7.00 -   $7.99          9.07             5,100       7.46                 100       7.19
8.00 -   $8.99          9.13           279,333       8.00                   -          -
10.00 -  $10.99         9.37           544,500      10.12                   -          -
11.00 -  $11.99         9.50            65,000      11.09              65,000      11.09
13.00 -  $13.99         9.65            20,000      13.75                   -          -
18.00 -  $18.99         9.61            85,000      18.56              20,000      18.56
19.00 -  $19.99         9.71            10,000      19.63                   -          -
                               ---------------              -----------------
                        7.68         5,681,521  $    4.28           2,600,401  $    2.57
                               ===============              =================

     The Company applies APB Opinion No. 25 in accounting for its Plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net (loss) income applicable to common shareholders and net (loss) income per share would have been reduced to the pro forma amounts indicated below:

                                                          YEAR ENDED JUNE 30,
                                                      ---------------------------
                                                        2000       1999     1998
                                                      ---------  --------  ------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net income (loss) applicable to common shareholders
    As reported                                       $(23,715)  $(1,665)  $3,396
    Pro forma                                         $(28,431)  $(3,535)  $2,053

Net income (loss) per share - basic and diluted
    As reported                                       $  (0.46)  $ (0.03)  $ 0.07
    Pro forma                                         $  (0.55)  $ (0.07)  $ 0.04

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

     During Phase I, either party could terminate the negotiations at any time. In June 1998, the parties moved to Phase II and pursuant to the provisions of SFAS No. 123, Concurrent recorded a charge of $1.6 million representing the fair value of the underlying stock using the Black-Scholes option-pricing model for the warrants to purchase 2 million shares of the Company's stock. The weighted assumptions used were: expected dividend yield 0%, risk-free interest rate of 5.0%, expected life of 4.0 years and an expected volatility of 35%.

     The LOI further stipulates that Concurrent is required to issue additional warrants to SAI upon achievement of pre-determined revenue targets. These warrants are to be issued with a strike price of a 15% discount to the then current market price. The maximum number of additional warrants that could be issued under this agreement is 8 million upon achieving the revenue targets. The Company has recognized a charge of $322,000 in the consolidated statements of operations for the year ended June 30, 2000 representing the fair market value of the warrants earned during the year.

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

                         CONCURRENT COMPUTER CORPORATION

19.  BASIC  AND  DILUTED  (LOSS)  INCOME  PER  SHARE  COMPUTATION

     The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share for the periods indicated:

                                                                  YEAR ENDED JUNE 30,
                                                              ----------------------------
                                                                2000       1999     1998
                                                              ---------  --------  -------
                                                          (DOLLARS AND SHARE DATA IN THOUSANDS,
                                                               EXCEPT PER SHARE AMOUNTS)

Basic EPS calculation:
Net income (loss)                                             $(23,715)  $(1,665)  $ 3,414
Less:  Preferred stock dividends and accretion                       -         -        18
                                                              ---------  --------  -------
Net income (loss) available to common shareholders            $(23,715)  $(1,665)  $ 3,396

Weighted average number of shares outstanding                   51,959    47,967    47,002
                                                              ---------  --------  -------

Basic EPS                                                     $  (0.46)  $ (0.03)  $  0.07
                                                              =========  ========  =======

Diluted EPS calculation:
Net income (loss)                                             $(23,715)  $(1,665)  $ 3,414
Less: Preferred stock dividends and accretion                        -         -        18
                                                              ---------  --------  -------
Net income (loss) available to common shareholders            $(23,715)  $(1,665)  $ 3,396

Weighted average number of shares outstanding                   51,959    47,967    47,002

Incremental shares from assumed conversion of stock options          -         -       625
                                                              ---------  --------  -------
                                                                51,959    47,967    47,627
                                                              ---------  --------  -------

Diluted EPS                                                   $  (0.46)  $ (0.03)  $  0.07
                                                              =========  ========  =======

                         CONCURRENT COMPUTER CORPORATION

20.  CONCENTRATION  OF  RISK

     A  summary  of  the  Company's  financial  data by geographic area follows:

                                YEAR ENDED JUNE 30,
                          -----------------------------
                            2000       1999      1998
                          ---------  --------  --------
                             (DOLLARS IN THOUSANDS)


Net sales:
  United States           $ 44,049   $41,726   $49,708
  Intercompany               4,828     5,843     6,164
                          ---------  --------  --------
                            48,877    47,569    55,872
                          ---------  --------  --------

  Europe                    12,545    17,453    18,383
  Intercompany                  34       344     1,161
                          ---------  --------  --------
                            12,579    17,797    19,544
                          ---------  --------  --------

  Asia/Pacific              10,399     9,519    12,341
  Intercompany                  21        53        26
                          ---------  --------  --------
                            10,420     9,572    12,367
                          ---------  --------  --------

  Other                      1,097     1,265     1,783
                          ---------  --------  --------
                            72,973    76,203    89,566

  Eliminations              (4,883)   (6,240)   (7,351)
                          ---------  --------  --------
    Total                 $ 68,090   $69,963   $82,215
                          =========  ========  ========

Operating income (loss):
  United States           $(23,278)  $(2,146)  $   394
  Europe                    (1,084)       72     1,163
  Asia/Pacific                  47       560     1,349
  Other                        308       149       390
  Eliminations                  20        76        15
                          ---------  --------  --------
    Total                 $(23,987)  $(1,289)  $ 3,311
                          =========  ========  ========

                            JUNE 30,
                      --------------------
                        2000       1999
                      ---------  ---------
                     (DOLLARS IN THOUSANDS)

Identifiable assets:
  United States       $ 74,949   $ 54,794
  Europe                11,450     14,601
  Asia/Pacific          15,039     13,551
  Other                    831        543
  Eliminations         (45,191)   (42,920)
                      ---------  ---------
  Total               $ 57,078   $ 40,569
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

21.  QUARTERLY  CONSOLIDATED  FINANCIAL  INFORMATION  (UNAUDITED)

     The following is a summary of quarterly financial results for the years ended June 30, 2000 and 1999:

                                                 THREE MONTHS ENDED
                              --------------------------------------------------------
                               SEPTEMBER 30,    DECEMBER 31,    MARCH 31,    JUNE 30,
                                   1999             1999          2000         2000
                              ---------------  --------------  -----------  ----------
2000                           (DOLLARS  IN  THOUSANDS,  EXCEPT  PER  SHARE  AMOUNTS)

Net sales                     $       15,684   $      16,922   $   17,020   $  18,464
Gross margin                  $        7,640   $       7,753   $    7,790   $   8,560
Operating income (loss) (a)   $       (3,105)  $     (16,660)  $   (2,330)  $  (1,892)
Net income (loss) (a)         $       (2,551)  $     (16,775)  $   (2,446)  $  (1,943)
Net income (loss) per share   $        (0.05)  $      ( 0.33)  $    (0.05)  $   (0.04)

(a) Operating loss and net loss for the three months ended December 31, 1999 include a $14.0 million write-off of in-process research and development related to the acquisition of Vivid Technology (see Note 3).

                                              THREE MONTHS ENDED
                              ------------------------------------------------------
                              SEPTEMBER 30,    DECEMBER 31,   MARCH 31,    JUNE 30,
                                   1998            1998          1999        1999
                              ---------------  -------------  ----------  ----------
                               1999 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                     $       16,874   $      19,181  $   17,676  $  16,232
Gross margin                  $        8,749   $       9,834  $    9,257  $   7,497
Operating income (loss) (b)   $          212   $         539  $      562  $  (2,602)
Net income (loss) (b)         $         (426)  $         915  $      294  $  (2,448)
Net income (loss) per share   $        (0.01)  $        0.02  $     0.01  $   (0.05)

                         CONCURRENT COMPUTER CORPORATION

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

     At June 30, 2000, future minimum lease payments for the years ending June 30 are as follows:

                                       (DOLLARS  IN  THOUSANDS)
                               CAPITAL LEASES   OPERATING LEASES   TOTAL
                              ----------------  -----------------  ------

2001                          $           101   $           3,070  $3,171
2002                                      101               2,550   2,651
2003                                      101               1,739   1,840
2004                                      101               1,014   1,115
2005 and thereafter                        51                  12      63
                              ----------------  -----------------  ------
                                          455   $           8,385  $8,840
Amount representing interest              (79)  =================  ======
                              ----------------
Present value of minimum      $           376
   lease payments             ================

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

23.  NEW  ACCOUNTING  PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement No. 137 and No. 138, which

                         CONCURRENT COMPUTER CORPORATION
provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Upon adoption, all derivative instruments will be recognized in the balance sheet at fair value, and changes in the fair values of such instruments must be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 will be effective for the Company on July 1, 2000. As the Company does not have any hedging and derivative positions, adoption of these pronouncements did not have a material effect on the Company's financial position.

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

24.  RESTATEMENT



     Subsequent to the issuance of the Company's 2000 financial statements, management changed the measurement date used to value the shares issued in conjunction with the Company's acquisition of Vivid Technology in accordance with APB 16: Business Combinations. As a result, the financial statements as of and for the year ended June 30, 2000 have been restated from the amounts previously reported.

                                      AS PREVIOUSLY REPORTED    AS RESTATED
                                     ------------------------  -------------
At June 30, 2000:
  Goodwill, net                      $                 2,943   $     11,981
  Capital in excess of par                           125,740        135,394
  Accumulated deficit                                (95,955)       (96,571)

For the year ended June 30, 2000:
  General and administrative expenses$                 8,661   $      9,277
  Operating loss                                     (23,371)       (23,987)
  Loss before income taxes                           (22,499)       (23,115)
  Net loss                                           (23,099)       (23,715)

Net loss per share:
  Basic and Diluted                  $                 (0.44)  $      (0.46)

                         CONCURRENT COMPUTER CORPORATION

                                                                     SCHEDULE II

                         CONCURRENT COMPUTER CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999, AND 1998
                             (DOLLARS IN THOUSANDS)

                                    BALANCE AT    CHARGED TO                           BALANCE
                                     BEGINNING    COSTS AND     DEDUCTIONS              AT END
DESCRIPTION                           OF YEAR      EXPENSES        (A)        OTHER    OF YEAR
----------------------------------  -----------  ------------  ------------  --------  --------

Reserves and allowances deducted
from asset accounts:

2000
----
Reserve for inventory obsolescence
and shrinkage                       $     4,568  $        550  $    (1,084)  $      -  $  4,034
Allowance for doubtful accounts             418           289         (223)         -       484
Warranty accrual                              -           668            -          -       668

1999
----
Reserve for inventory obsolescence
and shrinkage                       $     4,600  $      1,087  $    (1,119)  $      -  $  4,568
Allowance for  doubtful accounts            503            19         (104)         -       418

1998
----
Reserve for inventory obsolescence
and shrinkage                       $     4,793  $          -  $      (193)  $      -  $  4,600
Allowance for  doubtful accounts            913      (140)(c)         (258)   (12)(b)       503

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


                                           CONCURRENT  COMPUTER  CORPORATION



                                           By:  /s/  Jack  A.  Bryant
                                              ----------------------------------
                                           Jack  A.  Bryant
                                           President and Chief Executive Officer

Date:  July 16, 2001