Form 10-Q/A
period 2000-09-30
CONCURRENT COMPUTER CORP/DE
filed 2001-07-16
CIK 749038

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
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                           2000      1999
                                         --------  --------
                                         RESTATED
                                      (see Note 12)
Revenues:
  Product sales
    Real-time systems                    $ 4,711   $ 6,517
    Video-on-demand systems                5,437     1,089
                                         --------  --------
      Total product sales                 10,148     7,606
  Service and other                        6,164     8,078
                                         --------  --------
      Total                               16,312    15,684

Cost of sales:
  Real-time and video-on-demand systems    5,561     3,790
  Service and other                        3,160     4,254
                                         --------  --------
      Total                                8,721     8,044
                                         --------  --------

Gross margin                               7,591     7,640

Operating expenses:
  Sales and marketing                      4,073     4,527
  Research and development                 2,631     2,222
  General and administrative               2,467     1,629
  Relocation and restructuring                 -     2,367
                                         --------  --------
      Total operating expenses             9,171    10,745
                                         --------  --------

Operating loss                            (1,580)   (3,105)

Interest income (expense) - net               (9)       10
Other non-recurring income                     -       761
Other expense - net                          (55)      (67)
                                         --------  --------
Loss before income taxes                  (1,644)   (2,401)

Provision for income taxes                   150       150
                                         --------  --------
Net loss                                 $(1,794)  $(2,551)
                                         ========  ========
Net loss per share
      Basic                              $ (0.03)  $ (0.05)
                                         ========  ========
      Diluted                            $ (0.03)  $ (0.05)
                                         ========  ========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                              CONCURRENT COMPUTER CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                   (DOLLARS IN THOUSANDS)

                                                                 SEPTEMBER 30,    JUNE 30,
                                                                     2000           2000
                                                                 --------------  ----------
                  ASSETS                                           RESTATED       RESTATED
                                                                (see Note 12)  (see Note 12)
Current assets:
  Cash and cash equivalents                                      $       5,853   $  10,082
  Accounts receivable - net                                             15,249      12,907
  Inventories                                                            5,821       5,621
  Prepaid expenses and other current assets                              2,610       2,381
                                                                 --------------  ----------
    Total current assets                                                29,533      30,991
Property, plant and equipment - net                                     11,082      11,314
Purchased developed computer software                                    1,725       1,773
Goodwill - net                                                          11,671      11,981
Other long-term assets - net                                               908       1,019
                                                                 --------------  ----------
    Total assets                                                 $      54,919   $  57,078
                                                                 ==============  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                          $      12,030   $  13,297
  Deferred revenue                                                       3,205       2,608
                                                                 --------------  ----------
    Total current liabilities                                           15,235      15,905

Other long-term liabilities                                              2,749       2,902
                                                                 --------------  ----------
    Total liabilities                                                   17,984      18,807
                                                                 --------------  ----------

Stockholders' equity:
  Common stock                                                             541         538
  Capital in excess of par value                                       136,261     135,394
  Accumulated deficit after eliminating accumulated deficit of
    $81,826 at December 31, 1991, date of quasi-reorganization         (98,365)    (96,571)
  Treasury stock                                                           (58)        (58)
  Accumulated other comprehensive loss                                  (1,444)     (1,032)
                                                                 --------------  ----------
    Total stockholders' equity                                          36,935      38,271
                                                                 --------------  ----------

Total liabilities and stockholders' equity                       $      54,919   $  57,078
                                                                 ==============  ==========



       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                                FINANCIAL  STATEMENTS.

                         CONCURRENT COMPUTER CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                               2000      1999
                                                             --------  --------
                                                             RESTATED
                                                          (see Note 12)
OPERATING ACTIVITIES
Net loss                                                     $(1,794)  $(2,551)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
  Accrual of non-cash warrants                                   195         -
  Depreciation, amortization and other                         1,475     1,363
  Other non-cash expenses                                        212       129
  Changes in operating assets and liabilities:
     Accounts receivable                                      (2,397)   (1,911)
     Inventories                                                (350)     (499)
     Prepaid expenses and other current assets                  (229)     (606)
     Other long-term assets                                       65      (133)
     Accounts payable and accrued expenses                    (1,267)    1,380
     Deferred revenue                                            597      (990)
     Other long-term liabilities                                (136)       78
                                                             --------  --------
 Total adjustments to net loss                                (1,835)   (1,189)
                                                             --------  --------
Net cash used in operating activities                         (3,629)   (3,740)

INVESTING ACTIVITIES
  Net additions to property, plant and equipment              (1,131)   (1,195)
  Proceeds from sale of facility                                   -     1,223
                                                             --------  --------
Net cash provided by (used in) investing activities           (1,131)       28

FINANCING ACTIVITIES
  Net repayment of capital lease obligation                      (17)        -
  Proceeds from borrowings under revolving credit facility         -     8,402
  Repayments of borrowings under revolving credit facility         -    (8,402)
  Proceeds from sale and issuance of common stock                668     1,422
                                                             --------  --------
Net cash provided by financing activities                        651     1,422

Effect of exchange rates on cash and cash equivalents           (120)      230

Decrease in cash and cash equivalents                         (4,229)   (2,060)
Cash and cash equivalents at beginning of period              10,082     6,872
                                                             --------  --------
Cash and cash equivalents at end of period                   $ 5,853   $ 4,812
                                                             ========  ========

Cash paid during the period for:
  Interest                                                   $   124   $    52
                                                             ========  ========
  Income taxes (net of refunds)                              $   155   $    34
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

2.   BASIC  AND  DILUTED  NET  INCOME  (LOSS)  PER  SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including potential common shares issuable. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.

     The number of shares used in computing basic and diluted net loss per share for the three months ended September 30, 2000 and September 30, 1999 were 53,988,000 and 48,965,000, respectively. Because of the losses for these periods, the potential common shares issuable were anti-dilutive and were not considered in the diluted earnings per share calculations.

3.    Revenue  Recognition  and  Related  Matters

     Video-on-demand and real-time system revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition. The Company recognizes revenue from video-on-demand and real-time systems when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable. Under multiple element arrangements, the Company allocates revenue to the various elements based on vendor-specific objective evidence ("VSOE") of fair value. Concurrent's VSOE of fair value is determined based on the price charged when the same element is sold separately. Our products do not require significant customization.

     In certain instances, the Company's customers require significant customization of both the software and hardware products and, therefore, the revenues are recognized as long term contracts in conformity with Accounting Research Bulletin ("ARB") No. 45 "Long Term Construction Type Contracts", Statement of Position ("SOP") 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and SOP 97-2 "Software Revenue Recognition". For long-term contracts, revenue is recognized using the percentage of completion method of accounting based on costs incurred on the project compared to the total costs expected to be incurred through completion.

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
                                        ==============  =========

5.   ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES


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




6.   COMPREHENSIVE  INCOME  (LOSS)

     The  Company's  total  comprehensive  income  (loss)  is  as  follows:

     (DOLLARS  IN  THOUSANDS)
                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                     2000       1999
                                                  ---------  ---------
Net  loss                                         $ (1,794)  $ (2,551)

Other  comprehensive  income  (loss):
  Foreign  currency  translation  gain  (loss)        (412)       412
                                                  ---------  ---------
Total  comprehensive  loss                        $ (2,206)  $ (2,139)
                                                  =========  =========

7.   SEGMENT  INFORMATION


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


                            THREE MONTHS ENDED SEPTEMBER 30, 2000
                            -------------------------------------------------
                                REAL-TIME    VOD      CORPORATE    TOTAL
                               ----------  --------  -----------  --------
Revenues:
  Product Sales                $    4,711  $ 5,437   $        -   $10,148
  Service and other                 6,164        -            -     6,164
                               ----------  --------  -----------  --------
     Total                         10,875    5,437            -    16,312

Cost of sales
  Systems                           2,390    3,171            -     5,561
  Service and other                 3,160        -            -     3,160
                               ----------  --------  -----------  --------
     Total                          5,550    3,171            -     8,721
                               ----------  --------  -----------  --------

Gross margin                        5,325    2,266            -     7,591

Operating expenses
  Sales and marketing               1,917    1,972          184     4,073
  Research and development            829    1,802            -     2,631
  General and administrative          269      661        1,537     2,467
                               ----------  --------  -----------  --------
    Total operating expenses        3,015    4,435        1,721     9,171
                               ----------  --------  -----------  --------

Operating income (loss)        $  (2,169)  $(1,938)  $   (1,721)  $(1,580)
                               ==========  ========  ===========  ========

                             THREE MONTHS ENDED SEPTEMBER 30, 1999
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

8.   RESTRUCTURING  AND  RELOCATION


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

     The following unaudited proforma information presents the results of operations of the Company as if the acquisition had taken place on July 1, 1999:



                                      THREE MONTHS ENDED
                                         SEPTEMBER 30,
                                        2000      1999
                                      --------  --------
Revenues                              $16,312   $15,938
                                      ========  ========
Net loss                              $(1,794)  $(3,262)
                                      ========  ========
Basic and diluted net loss per share  $ (0.03)  $ (0.06)
                                      ========  ========

12.  Restatement

Subsequent to the issuance of the Company's financial statements for the quarter ended September 30, 2000, management changed the measurement date used to value the shares issued in conjunction with the Company's acquisition of Vivid Technology in accordance with APB 16: Business Combinations. As a result, the financial statements as of September 30, 2000 and for the three month periods, ended September 30, 2000 have been restated from the amounts previously reported. The accompanying discussion and analysis gives effect to that restatement.

                              AS OF SEPTEMBER 30, 2000

                           AS PROVIOUSLY
                             REPORTED       AS RESTATED
                          ---------------  -------------
Goodwill, net             $        2,864   $     11,671
Capital in excess of par         126,607        136,261
Accumulated deficit              (97,518)       (98,365)

                                            THREE MONTHS ENDED
                                            SEPTEMBER 30, 2000

                                       AS PROVIOUSLY
                                         REPORTED      AS RESTATED
                                      ---------------  -------------

General and administrative expenses   $        2,236   $      2,467
Operating loss                                (1,349)        (1,580)
Loss before income taxes                      (1,413)        (1,644)
Net loss                                      (1,563)        (1,794)

Net loss per share basic and diluted  $        (0.03)  $      (0.03)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Subsequent to the issuance of the Company's financial statements for the quarter ended September 30, 2000, management changed the measurement date used to value the shares issued in conjunction with the Company's acquisition of Vivid Technology in accordance with APB 16: Business Combinations. As a result, the financial statements as of September 30, 2000 and for the three month period ended September 30, 2000 have been restated from the amounts previously reported. The accompanying discussion and analysis gives effect to that restatement.


SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  NET  SALES

     The following table sets forth selected operating data as a percentage of net sales for certain items in the Company's consolidated statements of operations for the periods indicated.


                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                             2000    1999
                                                            ------  ------
                                                              (Unaudited)

Net sales:
  Product sales (% of respective product sales category):
    Real-time systems                                        28.9%    41.6%
    Video-on-demand systems                                  33.3      6.9
                                                            ------  -------
      Total product sales                                    62.2     48.5
  Service and other                                          37.8     51.5
                                                            ------  -------
      Total                                                 100.0    100.0

Cost of sales (% of respective sales category):
  Real-time and video-on-demand systems                      54.8     49.8
  Service and other                                          51.3     52.7
                                                            ------  -------
      Total                                                  53.5     51.3
                                                            ------  -------

Gross margin                                                 46.5     48.7

Operating expenses:
  Sales and marketing                                        25.0     28.9
  Research and development                                   16.1     14.2
  General and administrative                                 15.1     10.4
  Relocation and restructuring                                  -     15.1
                                                            ------  -------
      Total operating expenses                               56.2     68.5
                                                            ------  -------

Operating loss                                               (9.7)   (19.8)

Interest income (expense) - net                              (0.1)     0.1
Other non-recurring income                                      -      4.9
Other income (expense) - net                                 (0.3)    (0.4)
                                                            ------  -------

Loss before income taxes                                    (10.1)   (15.3)

Provision for income taxes                                    0.9      1.0
                                                            ------  -------

Net loss                                                   (11.0)%  (16.3)%
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


     General and Administrative. General and administrative expenses increased to 15.1% of sales in the three month period ended September 30, 2000 from 10.4% in the three month period ended September 30, 1999. These expenses increased to $2.5 million in the three month period ended September 30, 2000 from $1.6 million in the three month period ended September 30, 1999 primarily due the increase in VOD division management and other executive corporate administrative personnel.

     Income Taxes. The Company recorded income tax expense of $150,000 in the three month period ended September 30, 2000 on a pre-tax loss of $1.6 million due to the inability to recognize the future tax benefit of the current period net operating loss.

     Net Loss. The company recorded a net loss of $1.8 million or $.03 per share for the three months ended September 30, 2000 compared to a net loss of $2.6 million or $.05 per share for the three months ended September 30, 1999.

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

WE  HAVE  INCURRED  LOSSES  AND  MAY  INCUR  LOSSES  IN  THE  FUTURE.


     We incurred net losses of $23.7 million in the fiscal year ended June 30, 2000 and $1.8 million in the three months ended September 30, 2000. On a pro forma basis after giving effect to the acquisition of Vivid Technology, we incurred net losses of $24.7 million in the fiscal year ended June 30, 2000 and $1.8 million in the three month period ended September 30, 2000. Our actual net loss of $23.7 million and our pro forma net loss of $24.7 million for the fiscal year ended June 30, 2000 includes a $14.0 million non-cash charge related to the write-off of research and development acquired in the Vivid Technology acquisition. As of September 30, 2000 we had an accumulated deficit of approximately $98.4 million, after eliminating accumulated deficit of approximately $81.8 million at December 31, 1991, the date of our quasi-reorganization. We may incur additional net losses in the future.


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

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits:

        (10.1) Loan and Security Agreement Between Concurrent Computer Corporation and Wachovia Bank, N.A. Dated November 3, 2000

        (11)       Statement  on  computation  of  per  share  earnings

        (27)       Financial  Data  Schedule

(b)     Reports  on  Form  8-K.

        None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the quarterly report for the quarter ended September 30, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  July 16, 2000         CONCURRENT  COMPUTER  CORPORATION




                                By:  /s/  Steven  R.  Norton
                                   -------------------------
                                    Steven  R.  Norton
                                    Chief  Financial  Officer
                                    (Principal Financial and Accounting Officer)