Form 10-Q/A
period 2000-12-31
CONCURRENT COMPUTER CORP/DE
filed 2001-07-16
CIK 749038

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
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                            DECEMBER 31,          DECEMBER 31,
                                           2000      1999       2000      1999
                                         --------  ---------  --------  ---------
                                         RESTATED  RESTATED   RESTATED  RESTATED
                                           (see      (see       (see      (see
                                         Note 12)  Note 12)   Note 12)  Note 12)
Revenues:
  Product sales
    Real-time systems                    $ 6,738   $  7,336   $11,449   $ 13,853
    Video-on-demand systems                1,832      2,120     7,269      3,209
                                         --------  ---------  --------  ---------
      Total product sales                  8,570      9,456    18,718     17,062
  Service and other                        5,963      7,466    12,127     15,544
                                         --------  ---------  --------  ---------
      Total                               14,533     16,922    30,845     32,606

Cost of sales
  Real-time and video-on-demand systems    4,640      5,043    10,201      8,833
  Service and other                        3,231      4,126     6,391      8,380
                                         --------  ---------  --------  ---------
      Total                                7,871      9,169    16,592     17,213
                                         --------  ---------  --------  ---------

Gross margin                               6,662      7,753    14,253     15,393

Operating expenses:
  Sales and marketing                      4,066      5,723     8,139     10,250
  Research and development                 2,818      2,409     5,449      4,631
  General and administrative               3,775      2,281     6,242      3,910
  Cost of purchased in-process research
    and development                            -     14,000         -     14,000
  Relocation and restructuring                 -          -         -      2,367
                                         --------  ---------  --------  ---------
      Total operating expenses            10,659     24,413    19,830     35,158
                                         --------  ---------  --------  ---------

Operating loss                            (3,997)   (16,660)   (5,577)   (19,765)

Interest income - net                         26         73        17         83
Other non-recurring income                     -          -         -        761
Other expense - net                          (37)       (38)      (92)      (105)
                                         --------  ---------  --------  ---------

Loss before income taxes                  (4,008)   (16,625)   (5,652)   (19,026)

Provision for income taxes                   150        150       300        300
                                         --------  ---------  --------  ---------

Net loss                                 $(4,158)  $(16,775)  $(5,952)  $(19,326)
                                         ========  =========  ========  =========

Net loss per share
      Basic                              $ (0.08)  $  (0.33)  $ (0.11)  $  (0.38)
                                         ========  =========  ========  =========
      Diluted                            $ (0.08)  $  (0.33)  $ (0.11)  $  (0.38)
                                         ========  =========  ========  =========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                              CONCURRENT COMPUTER CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (DOLLARS IN THOUSANDS)



                                                                 DECEMBER 31,    JUNE 30,
                                                                     2000          2000
                                                                --------------  ----------
                                                                   RESTATED      RESTATED
                                                                    (see           (see
                                                                   Note 12)      Note 12)
      ASSETS

Current assets:
  Cash and cash equivalents                                     $       6,292   $  10,082
  Accounts receivable - net                                            15,227      12,907
  Inventories                                                           8,305       5,621
  Prepaid expenses and other current assets                             2,534       2,381
                                                                --------------  ----------
    Total current assets                                               32,358      30,991
Property, plant and equipment - net                                    11,008      11,314
Purchased developed computer software                                   1,678       1,773
Goodwill - net                                                         11,361      11,981
Other long-term assets - net                                              841       1,019
                                                                --------------  ----------
    Total assets                                                $      57,246   $  57,078
                                                                ==============  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                         $      13,617   $  13,297
  Deferred revenue                                                      5,385       2,608
                                                                --------------  ----------
    Total current liabilities                                          19,002      15,905

Other long-term liabilities                                             2,791       2,902
                                                                --------------  ----------
    Total liabilities                                                  21,793      18,807

Stockholders' equity:
  Common stock                                                            549         538
  Capital in excess of par value                                      138,962     135,326
  Accumulated deficit after eliminating accumulated deficit of
    $81,826 at December 31, 1991, date of quasi-reorganization       (102,523)    (96,571)
  Treasury stock                                                          (58)        (58)
  Accumulated other comprehensive loss                                 (1,477)     (1,032)
                                                                --------------  ----------
    Total stockholders' equity                                         35,453      38,271
                                                                --------------  ----------

Total liabilities and stockholders' equity                      $      57,246   $  57,078
                                                                ==============  ==========


THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF THE CONDENSED CONSOLIDATED
                               FINANCIAL  STATEMENTS.

                                      CONCURRENT COMPUTER CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                          (DOLLARS IN THOUSANDS)


                                                                                        SIX MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                        2000       1999
                                                                                      ---------  ---------
                                                                                       RESTATED   RESTATED
                                                                                         (see       (see
                                                                                       Note 12)   Note 12)
OPERATING ACTIVITIES
Net loss                                                                              $ (5,952)  $(19,326)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Write-off of in-process research and development                                           -     14,000
  Accrual of non-cash warrants                                                             238          -
  Depreciation, amortization and other                                                   2,943      2,901
  Other non cash expenses                                                                  672        647
  Changes in operating assets and liabilities (net of effect of business acquired):
     Accounts receivable                                                                (2,613)       186
     Inventories                                                                        (3,058)         8
     Prepaid expenses and other current assets                                            (153)      (179)
     Other long-term assets                                                                 84       (569)
     Accounts payable and accrued expenses                                                 320        220
     Deferred revenue                                                                    2,777     (1,242)
     Other long-term liabilities                                                           (76)        20
                                                                                      ---------  ---------
  Total adjustments to net loss                                                          1,134     15,992
                                                                                      ---------  ---------
Net cash used in operating activities                                                   (4,818)    (3,334)

INVESTING ACTIVITIES
  Net additions to property, plant and equipment                                        (1,839)    (2,168)
  Proceeds from sale of facility                                                             -      1,223
  Other                                                                                      -         76
                                                                                      ---------  ---------
Net cash used in investing activities                                                   (1,839)      (869)

FINANCING ACTIVITIES
  Net repayment of capital lease obligation                                                (35)         -
  Proceeds from sale and issuance of common stock                                        3,334      5,352
                                                                                      ---------  ---------
Net cash provided by financing activities                                                3,299      5,352

Effect of exchange rates on cash and cash equivalents                                     (432)       (69)
                                                                                      ---------  ---------

Decrease in cash and cash equivalents                                                  ( 3,790)     1,080
Cash and cash equivalents at beginning of period                                        10,082      6,872
                                                                                      ---------  ---------
Cash and cash equivalents at end of period                                            $  6,292   $  7,952
                                                                                      =========  =========

Cash paid during the period for:
  Interest                                                                            $    178   $    113
                                                                                      =========  =========
  Income taxes (net of refunds)                                                       $    284   $     70
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
                                    =============  =========

6.   COMPREHENSIVE INCOME (LOSS)

     The  Company's  total  comprehensive  income  (loss)  is  as  follows:

     (DOLLARS  IN  THOUSANDS)

                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                    DECEMBER 31,         DECEMBER 31,
                                                   2000      1999       2000      1999
                                                 --------  ---------  --------  ---------
     Net loss                                    $(4,158)  $(16,775)  $(5,952)  $(19,326)

     Other comprehensive income (loss):
       Foreign currency translation gain (loss)      (33)      (305)     (445)       107
                                                 --------  ---------  --------  ---------

     Total comprehensive loss                    $(4,191)  $(17,080)  $(6,397)  $(19,219)
                                                 ========  =========  ========  =========

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


     (DOLLARS  IN  THOUSANDS)

                                       THREE MONTHS ENDED DECEMBER 31, 2000
                                    -------------------------------------------
                                    REAL-TIME     VOD      CORPORATE    TOTAL
                                    ----------  --------  -----------  --------
     Revenues:
       Product sales                $    6,738  $ 1,832   $        -   $ 8,570
       Service and other                 5,963        -            -     5,963
                                    ----------  --------  -----------  --------
          Total                         12,701    1,832            -    14,533

     Cost of sales
       Systems                           3,502    1,138            -     4,640
       Service and other                 3,231        -            -     3,231
                                    ----------  --------  -----------  --------
          Total                          6,733    1,138            -     7,871
                                    ----------  --------  -----------  --------

     Gross margin                        5,968      694            -     6,662

     Operating expenses
       Sales and marketing               1,870    2,060          136     4,066
       Research and development            844    1,974            -     2,818
       General and administrative          505      594      2,676     3,775
                                    ----------  --------  -----------  --------
         Total operating expenses        3,219    4,628        2,812    10,659
                                    ----------  --------  -----------  --------

     Operating income (loss)        $    2,749  $(3,934)  $   (2,812)  $(3,997)
                                    ==========  ========  ===========  ========


                                                   THREE MONTHS ENDED DECEMBER 31, 1999
                                               ---------------------------------------------
                                               REAL-TIME      VOD      CORPORATE     TOTAL
                                               ----------  ---------  -----------  ---------
     Revenues:
       Product sales                           $    7,336  $  2,120   $        -   $  9,456
       Service and other                            7,466         -            -      7,466
                                               ----------  ---------  -----------  ---------
          Total                                    14,802     2,120            -     16,922

     Cost of sales
       Systems                                      3,350     1,693            -      5,043
       Service and other                            4,126         -            -      4,126
                                               ----------  ---------  -----------  ---------
          Total                                     7,476     1,693            -      9,169
                                               ----------  ---------  -----------  ---------

     Gross margin                                   7,326       427            -      7,753

     Operating expenses
       Sales and marketing                          3,451     2,201           71      5,723
       Research and development                       962     1,447            -      2,409
       General and administrative                     514       588        1,179      2,281
       Cost of purchased in-process research
         and development                                -    14,000            -     14,000
                                               ----------  ---------  -----------  ---------
         Total operating expenses                   4,927    18,236        1,250     24,413
                                               ----------  ---------  -----------  ---------

     Operating income (loss)                   $    2,399  $(17,809)  $   (1,250)  $(16,660)
                                               ==========  =========  ===========  =========


The following summarizes the operating income (loss) by segment for the six month periods ended December 31, 2000 and December 31, 1999, respectively:

     (DOLLARS  IN  THOUSANDS)


                                        SIX MONTHS ENDED DECEMBER 31, 2000
                                    -------------------------------------------
                                    REAL-TIME     VOD      CORPORATE    TOTAL
                                    ----------  --------  -----------  --------
     Revenues:
       Product sales                $   11,449  $ 7,269   $        -   $18,718
       Service and other                12,127        -            -    12,127
                                    ----------  --------  -----------  --------
          Total                         23,576    7,269            -    30,845

     Cost of sales
       Systems                           5,892    4,309            -    10,201
       Service and other                 6,391        -            -     6,391
                                    ----------  --------  -----------  --------
          Total                         12,283    4,309            -    16,592
                                    ----------  --------  -----------  --------

     Gross margin                       11,293    2,960            -    14,253

     Operating expenses
       Sales and marketing               3,787    4,032          320     8,139
       Research and development          1,673    3,776            -     5,449
       General and administrative          774    1,255        4,213     6,242
                                    ----------  --------  -----------  --------
         Total operating expenses        6,234    9,063        4,533    19,830
                                    ----------  --------  -----------  --------

     Operating income (loss)        $    5,059  $(6,103)  $   (4,533)  $(5,577)
                                    ==========  ========  ===========  ========


                                                    SIX MONTHS ENDED DECEMBER 31, 1999
                                               ---------------------------------------------
                                               REAL-TIME      VOD      CORPORATE     TOTAL
                                               ----------  ---------  -----------  ---------

     Revenues:
       Product sales                           $   13,853  $  3,209   $        -   $ 17,062
       Service and other                           15,544         -            -     15,544
                                               ----------  ---------  -----------  ---------
          Total                                    29,397     3,209            -     32,606

     Cost of sales
       Systems                                      6,395     2,438            -      8,833
       Service and other                            8,380         -            -      8,380
                                               ----------  ---------  -----------  ---------
          Total                                    14,775     2,438            -     17,213
                                               ----------  ---------  -----------  ---------

     Gross margin                                  14,622       771            -     15,393

     Operating expenses
       Sales and marketing                          6,350     3,773          127     10,250
       Research and development                     2,175     2,456            -      4,631
       General and administrative                   1,013       752        2,145      3,910
       Cost of purchased in-process research
         and development                                -    14,000            -     14,000
       Relocation and restructuring                 1,208     1,159            -      2,367
                                               ----------  ---------  -----------  ---------
         Total operating expenses                  10,746    22,140        2,272    35,158
                                               ----------  ---------  -----------  ---------

     Operating income (loss)                   $    3,876  $(21,369)  $   (2,272)  $(19,765)
                                               ==========  =========  ===========  =========

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

     The following unaudited proforma information presents the results of operations of the Company as if the acquisition had taken place on July 1, 1999 and includes the one-time charge related to the write-off of the purchased IPR&D of $14 million in the three month and six month periods ended December 31, 1999:

                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                               DECEMBER 31,          DECEMBER 31,
                                             2000      1999       2000      1999
                                           --------  ---------  --------  ---------

     Revenues                              $14,533   $ 17,022   $30,845   $ 32,960
                                           ========  =========  ========  =========

     Net loss                              $(4,158)  $(17,068)  $(5,952)  $(20,330)
                                           ========  =========  ========  =========

     Basic and diluted net loss per share  $ (0.08)  $  (0.33)  $ (0.11)  $  (0.39)
                                           ========  =========  ========  =========

12.  RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the quarter ended December 31, 2000, management changed the measurement date used to value the shares issued in conjunction with the Company's acquisition of Vivid Technology in accordance with APB 16: Business Combinations. As a result, the financial statements as of December 31, 2000 and for the three and six month periods ended December 31, 2000 and 1999 have been restated from the amounts previously reported.

                            AS OF DECEMBER 31, 2000

                          AS PREVIOUSLY
                            REPORTED      AS RESTATED
                          -------------  -------------
Goodwill, net             $      2,785   $     11,361
Capital in excess of par       129,308        138,962
Accumulated deficit           (101,445)      (102,523)

                                          THREE MONTHS ENDED           THREE MONTHS ENDED
                                           DECEMBER 31, 2000            DECEMBER 31, 1999

                                      AS PREVIOUSLY                 AS PREVIOUSLY
                                        REPORTED      AS RESTATED      REPORTED     AS RESTATED
                                      -------------  -------------  -------------  -------------

General and administrative expenses   $      3,544   $      3,775   $      2,127   $      2,281
Operating loss                              (3,766)        (3,997)       (16,506)       (16,660)
Loss before income taxes                    (3,777)        (4,008)       (16,471)       (16,625)
Net loss                                    (3,927)        (4,158)       (16,621)       (16,775)

Net loss per share basic and diluted  $      (0.07)  $      (0.08)  $      (0.32)  $      (0.33)

                                            SIX MONTHS ENDED            SIX MONTHS ENDED
                                            DECEMBER 31,2000            DECEMBER 31, 1999

                                      AS PREVIOUSLY                 AS PREVIOUSLY
                                        REPORTED      AS RESTATED      REPORTED     AS RESTATED
                                      -------------  -------------  -------------  -------------

General and administrative expenses   $      5,780   $      6,242   $      3,756   $      3,910
Operating loss                              (5,115)        (5,577)       (19,611)       (19,765)
Loss before income taxes                    (5,190)        (5,652)       (18,872)       (19,026)
Net loss                                    (5,490)        (5,952)       (19,172)       (19,326)

Net loss per share basic and diluted  $      (0.10)  $      (0.11)  $      (0.38)  $      (0.38)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent to the issuance of the Company's financial statements for the quarter ended December 31, 2000, management changed the measurement date used to value the shares issued in conjunction with the Company's acquisition of Vivid Technology in accordance with APB 16: Business Combinations. As a result, the financial statements as of December 31, 2000 and for the three and six month periods ended December 31, 2000 and 1999 have been restated from the amounts previously reported. The accompanying discussion and analysis gives effect to that restatement.


SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  NET  SALES

     The following table sets forth selected operating data as a percentage of net sales for certain items in the Company's consolidated statements of operations for the periods indicated.


                                                         THREE MONTHS ENDED  SIX MONTHS ENDED
                                                             DECEMBER 31,      DECEMBER 31,
                                                             (Unaudited)       (Unaudited)
                                                            2000     1999     2000     1999
                                                           -------  -------  -------  -------
Net sales:
  Product sales (% of respective product sales category):
    Real-time systems                                        46.4%    43.4%    37.1%    42.5%
    Video-on-demand systems                                  12.6     12.5     23.6      9.8
                                                           -------  -------  -------  -------
      Total product sales                                    59.0     55.9     60.7     52.3
  Service and other                                          41.0     44.1     39.3     47.7
                                                           -------  -------  -------  -------
      Total                                                 100.0    100.0    100.0    100.0

Cost of sales (% of respective sales category):
  Real-time and video-on-demand systems                      54.1     53.3     54.5     51.8
  Service and other                                          54.2     55.3     52.7     53.9
                                                           -------  -------  -------  -------
      Total                                                  54.2     54.2     53.8     52.8
                                                           -------  -------  -------  -------

Gross margin                                                 45.8     45.8     46.2     47.2

Operating expenses:
  Sales and marketing                                        28.0     33.8     26.4     31.4
  Research and development                                   19.4     14.2     17.7     14.2
  General and administrative                                 26.0     13.5     20.2     12.0
  Cost of purchased in-process research and                     -        -        -        -
    development                                                 -     82.7        -     42.9
  Relocation and restructuring                                  -        -        -      7.3
                                                           -------  -------  -------  -------
      Total operating expenses                               73.3    144.3     64.3    107.8
                                                           -------  -------  -------  -------

Operating loss                                              (27.5)   (98.5)   (18.1)   (60.6)

Interest income - net                                         0.2      0.4      0.1      0.3
Other non-recurring income                                      -        -        -      2.3
Other expense - net                                          (0.3)    (0.2)    (0.3)    (0.3)
                                                           -------  -------  -------  -------

Loss before income taxes                                    (27.6)   (98.2)   (18.3)   (58.4)

Provision for income taxes                                    1.0      0.9      1.0      0.9
                                                           -------  -------  -------  -------

Net loss                                                   (28.6)%  (99.1)%  (19.3)%  (59.3)%
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

     General and Administrative. General and administrative expenses increased to 26.0% of sales in the three month period ended December 31, 2000 from 13.5% in the three month period ended December 31, 1999. These expenses increased to $3.8 million in the three month period ended December 31, 2000 from $2.3 million in the three month period ended December 31, 1999 primarily due to a $1.2 million severance charge recorded in the three month period ended December 31, 2000 related to the resignation of the Company's Chief Executive Officer in October, 2000.

     Other. Included in operating expenses in the three month period ended December 31, 1999 is a $14.0 million non-cash charge for the write-off of in-process research and development in connection with the acquisition of Vivid.

     Income Taxes. The Company recorded income tax expense of $150,000 in each of the three month periods ended December 31, 2000 and December 31, 1999 on pre-tax losses of $4.0 million and $16.6 million, respectively, due to the inability to recognize the future tax benefit of the respective period's net operating loss.

     Net Loss. The Company recorded a net loss of $4.2 million or $.08 per share for the three months ended December 31, 2000 compared to a net loss of $16.8 million or $.33 per share for the three months ended December 31, 1999.

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

     General and Administrative. General and administrative expenses increased to 20.2% of sales in the six month period ended December 31, 2000 from 12.0% in the six month period ended December 31, 1999. These expenses increased to $6.2 million in the six month period ended December 31, 2000 from $3.9 million in the six month period ended December 31, 1999 primarily due to a $1.2 million severance charge recorded in the six month period ended December 31, 2000 related to the resignation of the Company's Chief Executive Officer in October, 2000 as well as the increase in VOD division management and other executive corporate administrative personnel.

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

     Income Taxes. The Company recorded income tax expense of $300,000 in each of the six month periods ended December 31, 2000 and December 31, 1999 on pre-tax losses of $5.7 million and $19.0 million, respectively, due to the inability to recognize the future tax benefit of the respective period's net operating loss.

     Net Loss. The company recorded a net loss of $6.0 million or $.11 per share for the six months ended December 31, 2000 compared to a net loss of $19.3 million or $.38 per share for the six months ended December 31, 1999.

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

PART  II     OTHER  INFORMATION

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits:

        (11)     Statement  on  computation  of  per  share  earnings


(b)     Reports  on  Form  8-K.

        None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the quarterly report for the quarter ended December 31, 2000 to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  July 16, 2001       CONCURRENT  COMPUTER  CORPORATION




                               By:  /s/  Steven  R.  Norton
                                    -------------------------
                                    Steven  R.  Norton
                                    Chief  Financial  Officer
                                    (Principal Financial and Accounting Officer)