Form 10-Q/A
period 2001-03-31
CONCURRENT COMPUTER CORP/DE
filed 2001-07-16
CIK 749038

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
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                               MARCH 31,           MARCH 31,
                                            2001      2000      2001      2000
                                          --------  --------  --------  ---------
                                          RESTATED  RESTATED  RESTATED  RESTATED
                                            (see      (see      (see      (see
                                          Note 13)  Note 13)  Note 13)  Note 13)
Revenues:
  Product sales
    Real-time systems                     $ 6,028   $ 6,367   $17,477   $ 20,220
    Video-on-demand systems                10,349     3,703    17,618      6,912
                                          --------  --------  --------  ---------
      Total product sales                  16,377    10,070    35,095     27,132
  Service and other                         5,704     6,950    17,831     22,494
                                          --------  --------  --------  ---------
      Total                                22,081    17,020    52,926     49,626

Cost of sales
  Real-time and video-on-demand systems     8,744     5,235    18,945     14,068
  Service and other                         3,127     3,995     9,518     12,375
                                          --------  --------  --------  ---------
      Total                                11,871     9,230    28,463     26,443
                                          --------  --------  --------  ---------

Gross margin                               10,210     7,790    24,463     23,183

Operating expenses:
  Sales and marketing                       4,059     4,728    12,198     14,978
  Research and development                  2,925     2,685     8,374      7,316
  General and administrative                2,551     2,707     8,793      6,617
  Cost of purchased in-process research
    and development                             -         -         -     14,000
  Relocation and restructuring                  -         -         -      2,367
                                          --------  --------  --------  ---------
      Total operating expenses              9,535    10,120    29,365     45,278
                                          --------  --------  --------  ---------

Operating income (loss)                       675    (2,330)   (4,902)   (22,095)

Interest income - net                          60        53        77        136
Other non-recurring income                      -         -         -        761
Other expense - net                           (14)      (19)     (106)      (124)
                                          --------  --------  --------  ---------

Income (loss) before income taxes             721    (2,296)   (4,931)   (21,322)

Provision for income taxes                    150       150       450        450
                                          --------  --------  --------  ---------

Net income (loss)                         $   571   $(2,446)  $(5,381)  $(21,772)
                                          ========  ========  ========  =========

Net income (loss) per share
      Basic                               $  0.01   $ (0.05)  $ (0.10)  $  (0.42)
                                          ========  ========  ========  =========
      Diluted                             $  0.01   $ (0.05)  $ (0.10)  $  (0.42)
                                          ========  ========  ========  =========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                              CONCURRENT COMPUTER CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                   (DOLLARS IN THOUSANDS)


                                                                     MARCH 31,    JUNE 30,
                                                                       2001         2000
                                                                    -----------  ----------
                                                                      RESTATED    RESTATED
                                                                        (see        (see
                                                                      Note 13)    Note 13)
Current assets:
    Cash and cash equivalents                                       $    5,998   $  10,082
    Accounts receivable - net                                           18,686      12,907
    Inventories                                                          9,155       5,621
    Prepaid expenses and other current assets                            2,270       2,381
                                                                    -----------  ----------
        Total current assets                                            36,109      30,991
Property, plant and equipment - net                                     10,437      11,314
Purchased developed computer software                                    1,631       1,773
Goodwill - net                                                          11,052      11,981
Other long-term assets - net                                               337       1,019
                                                                    -----------  ----------
        Total assets                                                $   59,566   $  57,078
                                                                    ===========  ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                           $   13,877   $  13,297
    Deferred revenue                                                     5,391       2,608
                                                                    -----------  ----------
        Total current liabilities                                       19,268      15,905

Long-term Liabilities:
    Deferred revenue                                                     1,140           -
    Other                                                                2,681       2,902
                                                                    -----------  ----------
        Total liabilities                                               23,089      18,807

Stockholders' equity:
    Common stock                                                           550         538
    Capital in excess of par value                                     140,040     135,394
    Accumulated deficit after eliminating accumulated deficit of
        $81,826 at December 31, 1991, date of quasi-reorganization    (101,952)    (96,571)
    Treasury stock                                                         (58)        (58)
    Accumulated other comprehensive loss                                (2,103)     (1,032)
                                                                    -----------  ----------
        Total stockholders' equity                                      36,477      38,271
                                                                    -----------  ----------

Total liabilities and stockholders' equity                          $   59,566   $  57,078
                                                                    ===========  ==========


THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF THE CONDENSED CONSOLIDATED
                               FINANCIAL  STATEMENTS.

                           CONCURRENT COMPUTER CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (DOLLARS IN THOUSANDS)


                                                                  NINE MONTHS ENDED
                                                                       MARCH 31,
                                                                    2001      2000
                                                                  --------  ---------
                                                                  RESTATED  RESTATED
                                                                    (see      (see
                                                                  Note 13)  Note 13)
OPERATING ACTIVITIES
Net loss                                                          $(5,381)  $(21,772)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Write-off of in-process research and development                      -     14,000
  Accrual of non-cash warrants                                        759          -
  Depreciation, amortization and other                              4,394      4,528
  Other non cash expenses                                           1,821      1,001
  Changes in operating assets and liabilities (net of effect of business acquired):
     Accounts receivable                                           (6,282)    (2,326)
     Inventories                                                   (4,847)      (523)
     Prepaid expenses and other current assets                        111       (558)
     Other long-term assets                                           530       (483)
     Accounts payable and accrued expenses                            580      1,941
     Deferred revenue                                               3,923       (565)
     Other long-term liabilities                                     (168)      (133)
                                                                  --------  ---------
  Total adjustments to net loss                                       821     16,882
                                                                  --------  ---------
Net cash used in operating activities                              (4,560)    (4,890)

INVESTING ACTIVITIES
  Net additions to property, plant and equipment                   (2,467)    (3,297)
  Proceeds from sale of facility                                        -      1,223
  Other                                                                 -         76
                                                                  --------  ---------
Net cash used in investing activities                              (2,467)    (1,998)

FINANCING ACTIVITIES
  Net repayment of capital lease obligation                           (53)         -
  Proceeds from sale and issuance of common stock                   3,892      6,552
                                                                  --------  ---------
Net cash provided by financing activities                           3,839      6,552

Effect of exchange rates on cash and cash equivalents                (896)      (443)
                                                                  --------  ---------
Decrease in cash and cash equivalents                              (4,084)      (779)
Cash and cash equivalents at beginning of period                   10,082      6,872
                                                                  --------  ---------
Cash and cash equivalents at end of period                        $ 5,998   $  6,093
                                                                  ========  =========
Cash paid during the period for:
  Interest                                                        $   249   $    163
                                                                  ========  =========
  Income taxes (net of refunds)                                   $   612   $    230
                                                                  ========  =========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                         CONCURRENT COMPUTER CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (UNAUDITED)

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

     The number of shares used in computing basic and diluted net income per share for the three months ended March 31, 2001 was 55,021,000 and 57,125,000, respectively. The number of shares used in computing basic and diluted net loss per share for the nine months ended March 31, 2001 was 54,558,000. Because of the losses for the nine months ended March 31, 2001, the potential common shares issuable were anti-dilutive and were not considered in the diluted earnings per share calculations.

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
                                           =========   ========


6.   COMPREHENSIVE  INCOME  (LOSS)

     The  Company's  total  comprehensive  income  (loss)  is  as  follows:

     (DOLLARS  IN  THOUSANDS)

                                       THREE MONTHS ENDED  NINE MONTHS ENDED
                                             MARCH 31,         MARCH 31,
                                         2001     2000      2001      2000
                                        ------  --------  --------  ---------
     Net income (loss)                  $ 571   $(2,446)  $(5,381)  $(21,772)

     Other comprehensive income (loss)   (626)     (436)   (1,071)      (329)
                                        ------  --------  --------  ---------
     Total comprehensive income (loss)  $ (55)  $(2,882)  $(6,452)  $(22,101)
                                        ======  ========  ========  =========

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

The following summarizes the operating income (loss) by segment for the three month periods ended March 31, 2001 and March 31, 2000, respectively:

     (DOLLARS  IN  THOUSANDS)

                                              THREE MONTHS ENDED MARCH 31, 2001
                                        ---------------------------------------------
                                         REAL-TIME       VOD       CORPORATE    TOTAL
                                        ----------  -----------  -----------  --------
Revenues:
  Product sales                         $    6,028  $   10,349   $        -   $16,377
  Service and other                          5,704           -            -     5,704
                                        ----------  -----------  -----------  --------
     Total                                  11,732      10,349            -    22,081

Cost of sales
  Systems                                    3,392       5,352            -     8,744
  Service and other                          3,127           -            -     3,127
                                        ----------  -----------  -----------  --------
     Total                                   6,519       5,352            -    11,871
                                        ----------  -----------  -----------  --------

Gross margin                                 5,213       4,997            -    10,210

Operating expenses
  Sales and marketing                        1,913       2,027          119     4,059
  Research and development                     880       2,045            -     2,925
  General and administrative                   495         744        1,312     2,551
                                        ----------  -----------  -----------  --------
    Total operating expenses                 3,288       4,816        1,431     9,535
                                        ----------  -----------  -----------  --------

Operating income (loss)                 $    1,925  $      181   $   (1,431)  $   675
                                        ==========  ===========  ===========  ========

                                               THREE MONTHS ENDED MARCH 31, 2000
                                        ----------------------------------------------
                                         REAL-TIME       VOD       CORPORATE    TOTAL
                                        ----------  -----------  -----------  --------
Revenues:
  Product sales                         $    6,367  $    3,703   $        -   $10,070
  Service and other                          6,950           -            -     6,950
                                        ----------  -----------  -----------  --------
     Total                                  13,317       3,703            -    17,020

Cost of sales
  Systems                                    2,921       2,314            -     5,235
  Service and other                          3,995           -            -     3,995
                                        ----------  -----------  -----------  --------
     Total                                   6,916       2,314            -     9,230
                                        ----------  -----------  -----------  --------

Gross margin                                 6,401       1,389            -     7,790

Operating expenses
  Sales and marketing                        2,737       1,903           88     4,728
  Research and development                   1,094       1,591            -     2,685
  General and administrative                   446         521        1,740     2,707
                                        ----------  -----------  -----------  --------
    Total operating expenses                 4,277       4,015        1,828    10,120
                                        ----------  -----------  -----------  --------

Operating income (loss)                 $    2,124  $   (2,626)  $   (1,828)  $(2,330)
                                        ==========  ===========  ===========  ========

The following summarizes the operating income (loss) by segment for the nine month periods ended March 31, 2001 and March 31, 2000, respectively:

     (DOLLARS  IN  THOUSANDS)

                                               NINE MONTHS ENDED MARCH 31, 2001
                                         --------------------------------------------
                                          REAL-TIME     VOD      CORPORATE    TOTAL
                                          ----------  --------  -----------  --------
Revenues:
  Product sales                           $   17,477  $17,618   $        -   $35,095
  Service and other                           17,831        -            -    17,831
                                          ----------  --------  -----------  --------
     Total                                    35,308   17,618            -    52,926

Cost of sales
  Systems                                      9,284    9,661            -    18,945
  Service and other                            9,518        -            -     9,518
                                          ----------  --------  -----------  --------
     Total                                    18,802    9,661            -    28,463
                                          ----------  --------  -----------  --------

Gross margin                                  16,506    7,957            -    24,463

Operating expenses
  Sales and marketing                          5,700    6,059          439    12,198
  Research and development                     2,553    5,821            -     8,374
  General and administrative                   1,269    1,999        5,525     8,793
                                          ----------  --------  -----------  --------
    Total operating expenses                   9,522   13,879        5,964    29,365
                                          ----------  --------  -----------  --------

Operating income (loss)                   $    6,984  $(5,922)  $   (5,964)  $(4,902)
                                          ==========  ========  ===========  ========



                                               NINE MONTHS ENDED MARCH 31, 2000
                                          REAL-TIME      VOD      CORPORATE     TOTAL
                                          ----------  ---------  -----------  ---------
Revenues:
  Product sales                           $   20,220  $  6,912   $        -   $ 27,132
  Service and other                           22,494         -            -     22,494
                                          ----------  ---------  -----------  ---------
     Total                                    42,714     6,912            -     49,626

Cost of sales
  Systems                                      9,316     4,752            -     14,068
  Service and other                           12,375         -            -     12,375
                                          ----------  ---------  -----------  ---------
     Total                                    21,691     4,752            -     26,443
                                          ----------  ---------  -----------  ---------

Gross margin                                  21,023     2,160            -     23,183

Operating expenses
  Sales and marketing                          9,087     5,676          215     14,978
  Research and development                     3,269     4,047            -      7,316
  General and administrative                   1,459     1,273        3,885      6,617
  Cost of purchased in-process research
    and development                                -    14,000            -     14,000
  Relocation and restructuring                 1,208     1,159            -      2,367
                                          ----------  ---------  -----------  ---------
    Total operating expenses                  15,023    26,155        4,100     45,278
                                          ----------  ---------  -----------  ---------

Operating income (loss)                   $    6,000  $(23,995)  $   (4,100)  $(22,095)
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


     (DOLLARS  IN  THOUSANDS)

                                          NINE MONTHS ENDED
                                              MARCH 31,
                                                2000
                                          -----------------
Revenues                                  $          49,980
                                          =================
Net loss                                  $        (22,776)
                                          =================
Basic net loss per share                  $          (0.44)
                                          =================
Diluted net loss per share                $          (0.44)
                                          =================

12.  Issuance of Non-Cash Warrants

On March 29, 2001, the Company entered into a definitive purchase agreement with Comcast Cable, providing for the purchase of VOD equipment. As part of that agreement Concurrent agreed to issue three different types of warrants.

The Company issued warrants to purchase 50,000 shares of its common stock on March 29, 2001, exercisable at $5.196 per share over a four year term. These warrants are referred to as the "Initial Warrants". Concurrent recognized $224 thousand in the quarter ended March 31, 2001 as a reduction to revenue for the value of these warrants.

The Company is also generally obligated to issue new warrants to purchase shares of its common stock to Comcast at the end of each quarter through March 31, 2004, based upon specified performance goals which are measured by the number of Comcast basic cable subscribers that have the ability to utilize the VOD service. The incremental number of subscribers that have access to VOD at quarter end as compared to the prior quarter end multiplied by a specified percentage is the number of additional warrants that were earned during the quarter. These warrants are referred to as the "Performance Warrants".

The Company will also issue additional warrants to purchase shares of its common stock, if at the end of any quarter the then total number of Comcast basic cable subscribers with the ability to utilize the VOD system exceeds specified threshold levels. These warrants are referred to as the "Cliff Warrants".

The Company is recognizing the value of the Performance Warrants and the Cliff Warrants over the term of the agreement as Comcast purchases additional VOD servers from Concurrent and makes the service available to its customers. As of March 31, 2001, Concurrent has recognized $294 thousand as a reduction to revenue for the Performance Warrants and Cliff Warrants that have been earned but not yet issued.

The value of the warrants is determined using the Black-Scholes option-pricing model. The weighted assumptions used were: expected dividend yield - 0%; risk free interest rate - 5.5%; expected life - 4 years; expected volatility - 142.9%. The Company will adjust the value of the earned but unissued warrants on a quarterly basis using the Black-Scholes option-pricing model until the warrants are actually issued. The value of the new warrants earned and any adjustments in value for warrants previously earned will be determined using the Black-Scholes option-pricing model and recognized as part of revenue on a quarterly basis.

The exercise price of the warrants is subject to adjustment for stock splits, combinations, stock dividends, mergers, and other similar recapitalization events. The exercise price is also subject to adjustment for issuance of additional equity securities at a purchase price less than the then current fair market value of the Company's common stock. Based on the information that is currently available, the Company does not expect the warrants to be issued to Comcast to exceed 1% of its outstanding shares of common stock over the term of the agreement. The exercise price of the warrants to be issued to Comcast will equal the average closing price of the Company's common stock for the 30 trading days prior to the applicable warrant issuance date and will be exercisable over a four-year term.

13.  Restatement

Subsequent to the issuance of the Company's financial statements for the quarter ended March 31, 2001, management changed the measurement date used to value the shares issued in conjunction with the Company's acquisition of Vivid Technology in accordance with APB 16: Business Combinations. As a result, the financial statements as of March 31, 2001 and for the three and nine month periods ended March 31, 2001 have been restated from the amounts previously reported.

                                         AS OF MARCH 31, 2001

                                      AS PREVIOUSLY       AS
                                         REPORTED       RESTATED
                                      -------------  -------------
Goodwill, net                              $2,707         $11,052
Capital in excess of par                   130,386        140,040
Accumulated deficit                       (100,643)      (101,952)

                                          THREE MONTHS ENDED           THREE MONTHS ENDED
                                           MARCH  31,  2001             MARCH  31,  2000

                                      AS PREVIOUSLY       AS        AS PREVIOUSLY        AS
                                         REPORTED       RESTATED       REPORTED       RESTATED
                                      -------------  -------------  -------------  -------------
General and administrative expenses   $      2,320   $      2,551   $      2,476   $      2,707
Operating income (loss)                        906            675         (2,099)        (2,330)
Income (loss) before income taxes              952            721         (2,065)        (2,296)
Net income (loss)                              802            571         (2,215)        (2,446)

Net income (loss) per share basic
  and diluted                         $       0.01   $       0.01   $      (0.04)  $      (0.05)

                                            NINE MONTHS ENDED             NINE MONTHS ENDED
                                             MARCH  31,2001               MARCH  31,  2000

                                      AS PREVIOUSLY        AS       AS PREVIOUSLY        AS
                                         REPORTED       RESTATED       REPORTED       RESTATED
                                      -------------  -------------  -------------  -------------
General and administrative expenses   $      8,100   $      8,793   $      6,232   $      6,617
Operating loss                              (4,209)        (4,902)       (21,710)       (22,095)
Loss before income taxes                    (4,238)        (4,931)       (20,937)       (21,322)
Net loss                                    (4,688)        (5,381)       (21,387)       (21,772)

Net loss per share basic and diluted  $      (0.09)  $      (0.10)  $      (0.42)  $      (0.42)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Subsequent to the issuance of the Company's financial statements for the quarter ended March 31, 2001, management changed the measurement date used to value the shares issued in conjunction with the Company's acquisition of Vivid Technology in accordance with APB 16: Business Combinations. As a result, the financial statements as of and March 31, 2001 and for the three and nine month periods ended March 31, 2000 and 2001 have been restated from the amounts previously reported. The accompanying discussion and analysis gives effect to that restatement.


SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  NET  SALES

     The following table sets forth selected operating data as a percentage of net sales for certain items in the Company's consolidated statements of operations for the periods indicated.


                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                      MARCH 31,           MARCH 31,
                                                   2001      2000      2001      2000
                                                 --------  --------  --------  --------
                                                     (Unaudited)         (Unaudited)
Net sales:
Product sales (% of total sales):
    Real-time systems                               27.3%     37.4%     33.0%     40.7%
    Video-on-demand systems                         46.9      21.8      33.3      13.9
                                                 --------  --------  --------  --------
      Total product sales                           74.2      59.2      66.3      54.7
  Service and other                                 25.8      40.8      33.7      45.3
                                                 --------  --------  --------  --------
      Total                                        100.0     100.0     100.0     100.0

Cost of sales (% of respective sales category):
  Real-time and video-on-demand systems             53.4      52.0      54.0      51.9
  Service and other                                 54.8      57.5      53.4      55.0
                                                 --------  --------  --------  --------
      Total                                         53.8      54.2      53.8      53.3
                                                 --------  --------  --------  --------

Gross margin                                        46.2      45.8      46.2      46.7

Operating expenses:
  Sales and marketing                               18.4      27.8      23.0      30.2
  Research and development                          13.2      15.8      15.8      14.7
  General and administrative                        11.6      15.9      16.6      13.3
  Cost of purchased in-process research and            -         -         -         -
    Development                                        -         -         -      28.2
  Relocation and restructuring                         -         -         -       4.8
                                                 --------  --------  --------  --------
      Total operating expenses                      43.21      59.5      55.5      91.2
                                                 --------  --------  --------  --------

Operating income (loss)                              3.1     (13.7)     (9.3)    (44.5)

Interest income - net                                0.3       0.3       0.1       0.3
Other non-recurring income                             -         -         -       1.5
Other expense - net                                 (0.1)     (0.1)     (0.2)     (0.2)
                                                 --------  --------  --------  --------

Income (loss) before income taxes                    3.3     (13.5)     (9.3)    (42.9)

Provision for income taxes                           0.7       0.9       0.9       0.9
                                                 --------  --------  --------  --------

Net income (loss)                                    2.6%   (14.4)%   (10.2)%   (43.9)%
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


     General and Administrative. General and administrative expenses decreased to 11.6% of sales in the three month period ended March 31, 2001 from 15.9% in the three month period ended March 31, 2000. These expenses decreased to $2.6 million in the three month period ended March 31, 2001 from $2.7 million in the three month period ended March 31, 2000 primarily due to a non-recurring $0.7 million severance charge recorded in the three month period ended March 31, 2000. This decrease was partially offset by an increase in the provision for bad debts.

     Income Taxes. The Company recorded income tax expense for foreign subsidiaries of $150,000 in each of the three month periods ended March 31, 2001 and March 31, 2000. The Company had pre-tax income of $.7 million in the three month period ended March 31, 2001 and a pre-tax loss of $2.3 million in the three month period ended March 31, 2000.

     Net Income (Loss). The Company recorded net income of $0.6 million or basic and diluted earnings per share of $0.01 for the three months ended March 31, 2001 compared to a net loss of $2.4 million or basic and diluted loss per share of $0.05 for the three months ended March 31, 2000.



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


     General and Administrative. General and administrative expenses increased to 16.6% of sales in the nine month period ended March 31, 2001 from 13.3% in the nine month period ended March 31, 2000. These expenses increased to $8.8 million in the nine month period ended March 31, 2001 from $6.6 million in the nine month period ended March 31, 2000 primarily due to a $1.2 million severance charge recorded in the nine month period ended March 31, 2001 related to the resignation of the Company's Chief Executive Officer in October, 2000 as well as increases in the provision for bad debts and accounting related fees. These increases were partially offset by a $0.7 million severance charge recorded in the nine month period ended March 31, 2000.

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


     Income Taxes. The Company recorded income tax expense for foreign subsidiaries of $450,000 in each of the nine month periods ended March 31, 2001 and March 31, 2000 on pre-tax losses of $4.9 million and $21.3 million, respectively, due to the inability to recognize the future tax benefit of the respective period's net operating loss.

     Net Loss. The company recorded a net loss of $5.4 million or basic and diluted loss per share of $0.10 for the nine months ended March 31, 2001 compared to a net loss of $21.8 million or basic and diluted loss per share of $0.42 for the nine months ended March 31, 2000.



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

     On March 29, 2001, the Company entered into a definitive purchase agreement with Comcast Cable providing for the purchase of VOD equipment. In connection with the purchase agreement, the Company issued warrants to purchase 50,000 shares of its common stock, exercisable at $5.196 per share over a four year term. The exercise price is subject to adjustment for stock splits, combinations, stock dividends, mergers, and other similar recapitalization events. The exercise price is also subject to adjustment for issuances of additional equity securities at a purchase price less than the then current fair market value of the Company's common stock. The warrants to purchase 50,000 shares were valued using the Black Scholes model. The weighted average assumptions used were: expected divivded yield - 0%; risk free interest rate-5.5%; expected life - 4 years; and expected volatility - 142.9%. The aggregate value of these warrants was $224,000 and was recorded as as reduction to revenue in the quarter ended March 31, 2001. In addition, the Company is generally obligated to issue new warrants to purchase shares of its common stock to Comcast at the end of each quarter through March 31, 2004, based upon performance goals measured by the number of subscribers to Comcast's cable service with the ability to utilize the Company's VOD systems. The Company will also issue additional warrants to purchase shares of its common stock, if at the end of any quarter the total number of Comcast cable subscribers with the ability to utilize its VOD system exceeds specified threshold levels. Based upon the information currently available, the Company does not expect the warrants to be issued to Comcast to exceed 1% of its outstanding shares of common stock. The exercise price of warrants to be issued to Comcast will equal the average closing price of the Company's common stock for the 30 trading days prior to the applicable warrant issuance date and will be exercisable over a four-year term.

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

     (11)    Statement  on  computation  of  per  share  earnings


(b)  Reports  on  Form  8-K.

     None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the quarterly report for the quarter ended March 31, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  July 16, 2001            CONCURRENT  COMPUTER  CORPORATION


                              By: /s/  Steven  R.  Norton
                                  -------------------------
                                    Steven  R.  Norton
                                    Chief  Financial  Officer
                                    (Principal Financial and Accounting Officer)