Form 10-K
period 2001-06-30
CONCURRENT COMPUTER CORP/DE
filed 2001-09-19
CIK 749038

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ____________

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 4, 2001, there were 60,780,770 shares of Common Stock outstanding. The aggregate market value of shares of such Common Stock (based upon the last sale price of $10.60 per share as reported for September 4, 2001 on the Nasdaq National Market) held by non-affiliates was approximately $628,323,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Registrant's Proxy Statement to be used in connection with Registrant's 2001 Annual Meeting of Stockholders scheduled to be held on October 25, 2001 are incorporated by reference in Part III hereof.

================================================================================

                                     PART I


ITEM  1.  BUSINESS


OVERVIEW

     Concurrent Computer Corporation ("Concurrent") is a leading provider of computer systems for both the emerging video-on-demand, or VOD, market through its Xstreme division and real-time applications through its Real-Time division. Concurrent provides VOD servers and related software, its VOD systems, primarily to residential cable television operators that have upgraded their networks to support interactive, digital services. Concurrent's real-time business provides high-performance, real-time computer systems used for simulations, data acquisition and industrial process control applications. Concurrent markets its real-time computer systems to U.S. government prime contractors, agencies of the U.S. government and commercial markets where the immediate capture and delivery of information is critical. Although almost all of Concurrent's revenues prior to fiscal 2000 were derived from its Real-Time division, Concurrent expects that substantially all of its future revenue growth will come from its Xstreme division, which began commercial sales in 1999.

     Concurrent's VOD systems consist of digital video servers and related software that enable cable systems that have two-way capability to deliver VOD to subscribers served through digital set-top boxes. Concurrent has been selected to supply its VOD system for 18 domestic commercial launches and trials of VOD systems publicly announced by multiple system operators, or MSOs, including the first and largest system-wide commercial deployments at AOL Time Warner's Oceanic regional division in Oahu, Hawaii and its Tampa Bay regional division in Florida. All of the seven largest MSOs have begun deploying VOD services in one or more residential markets. Concurrent believes it is well positioned to be a provider of choice to these MSOs.

     Initially, Concurrent focused its VOD business on the development of VOD systems designed to be compatible with Scientific-Atlanta, Inc. digital cable equipment. In October 1999, Concurrent acquired Vivid Technology, Inc. and obtained certain server technology compatible with Motorola, Inc. digital cable equipment. During the second half of calendar 2000, Concurrent introduced its MediaHawk Model 2000 VOD system, which is compatible with both Scientific-Atlanta and Motorola equipment.

     Concurrent's primary VOD focus is on digitally equipped domestic cable system operators. Concurrent also intends to focus on VOD opportunities in the international cable, internet protocol (IP) and digital subscriber line, or DSL, markets and in both the domestic and international educational markets. Although delivery of VOD to the home over DSL and IP currently is not practical in the United States, Concurrent has several of these deployments in the international market.

     A real-time computer system or software is one specially designed to acquire, process, store, and display large amounts of rapidly changing information in real-time - that is, with microsecond response as changes occur. Concurrent has over thirty years of experience in real-time systems, including specific expertise in systems, applications software, productivity tools, and networking. Its systems provide real-time applications for simulation, engine test, air traffic control, weather analysis, and mission critical data services such as financial market information.

     Concurrent was incorporated in Delaware in 1981 under the name Massachusetts Computer Company.

     Financial  information  about Concurrent's industry segments is included in
Note  13  to  the  consolidated  financial  statements  included  herein.

THE  VOD  MARKET

          VOD technology primarily addresses the home video entertainment market. Concurrent believes that emerging VOD technology will enable cable providers to generate incremental revenue from the large home entertainment markets, such as home video rentals, and traditional pay-per-view or near video-on-demand (NVOD), and personal video recorder technology by combining many of their best features and addressing their primary limitations.

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

     - PPV/NVOD coupled with a personal video recorder has limited content and currently requires a significant up-front investment by the user. A personal video recorder is an additional set-top device that enables a user to have simultaneous program recording, content searching, and VCR functionality. Even when coupled with an NVOD or PPV service, a personal video recorder does not overcome certain limitations of PPV or NVOD, such as limited content availability. In addition, users currently are required to make a significant up-front expenditure to purchase the personal video recorder box.

          Ongoing technological developments have laid the groundwork for digitally upgraded, two-way capable, cable television operators to deliver VOD services to their digitally enabled subscribers.

     - Cable system digital upgrades. MSOs have been upgrading their networks to enable the delivery of digital content on an interactive basis. MSOs are upgrading traditional, one-way, low bandwidth, coaxial systems into two-way, high bandwidth, hybrid-fiber coaxial transmission systems. These new systems include additional fiber optic bandwidth capability and digital equipment at the system's headend and other locations in the network. These digitally upgraded systems are capable of carrying a larger quantity of signals at a faster rate. The two-way upgrade allows for the introduction of new services, including VOD.

     - Digital set-top boxes. A variety of companies, including Motorola, Scientific-Atlanta, Pioneer and Sony, are introducing a new generation of digital television set-top boxes with processing power similar to a personal computer. These digital set-top boxes allow the cable provider to offer a greater selection of digital services, such as VOD, advanced program guides, and interactive electronic commerce to homes with access to two-way capable cable services.

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

          In the near term, Concurrent expects domestic MSOs will comprise the majority of its VOD system customer base. Concurrent believes that VOD is one of the key strategic competitive initiatives for MSOs as it provides an opportunity to leverage recent investments in their digitally upgraded infrastructure. Concurrent believes the VOD product provides MSOs with the ability to differentiate their service offering in an effort to reduce subscriber turnover and gain access to new revenue generating opportunities from subscribers, advertisers and electronic commerce initiatives.

THE  REAL-TIME  BUSINESS

     Concurrent is a leading supplier of real-time computer systems that concurrently acquire, analyze, store, display, and control data to provide critical information within a predictable time as real world events occur.
Compared to general purpose computer systems, these unique real-time capabilities are applicable to a wide range of application requirements, including higher performance processing, higher data throughput, predictable and repeatable response times, reliably meeting required deadlines, consistently handling peak loads, and better balancing of system resources.

     Concurrent has over thirty years of real-time systems experience, including specific design, development, and manufacturing expertise in system architectures, system software, application software, productivity tools, and networking. Concurrent's real-time systems and software are currently used in host, client server, and distributed computing solutions, including software-controlled configurations to provide fault tolerance. Concurrent sells its systems worldwide through its direct sales offices, resellers, system integrators, and other global partners. End uses of Concurrent's systems include product design and testing, simulation and training systems, engine testing, range and telemetry systems, weather satellite data acquisition and forecasting, and intelligence data acquisition and analysis.

     Concurrent designs, manufactures, sells and supports real-time standards-based open computer systems and proprietary computer systems. It offers worldwide hardware and software maintenance and support services ("Customer Service Plans") for its products and for the products of other computer and peripheral suppliers. The services are provided at no additional charge during the warranty period. Concurrent routinely offers and delivers long-term service and support of its products for as long as fifteen to twenty years under maintenance contracts for additional fees. Concurrent also has a long and successful history of customizing systems with both specialized hardware and software to meet unique customer requirements. Frequently in demand, these special support services ("Custom Engineering and Integration") have included system integration, performance and capacity analysis, and application migration.


BUSINESS  STRATEGY

     VOD  BUSINESS

     Concurrent's business objective is to become the leading provider of high quality VOD systems to domestic cable and international cable and DSL providers. Concurrent's VOD strategy is comprised of the following primary initiatives:

     Gain Valuable Supplier Positions to Top Domestic MSOs. The market for providing VOD solutions to MSOs is rapidly evolving. By the end of calendar year 2001, Concurrent believes that each of the seven largest domestic MSOs will begin commercial distribution of residential VOD services. Concurrent has been selected to supply VOD systems for 18 of the publicly-announced commercial launches and trials of VOD systems, including the industry's first and largest system-wide commercial deployments located at AOL Time Warner's Oceanic regional division in Oahu, Hawaii and its Tampa Bay regional division in Florida. Concurrent's VOD sales team will continue to directly target these large MSOs. Concurrent believes that establishing strong relationships with these MSOs during the early stages of VOD service deployment will be important in developing and maintaining its share of the VOD market. Because of the rapid pace at which Concurrent expects MSOs to deploy VOD services and the difficulty in switching providers once a provider's offering has been integrated into an MSO's systems, Concurrent believes that the initial selection by an MSO is critical to establishing market share.

     Expand Operations Internationally. The rollout of residential VOD service internationally is expected to occur first over cable television systems and over DSL-based systems. Concurrent currently is focusing on building its relationships with companies seeking to provide VOD services over cable or DSL networks in Europe, Asia and Australia. Concurrent's international sales strategy is to focus on three key customer segments: cable companies; telephone companies; and alternative IP-based streaming media applications like hospitality, distance learning, education, and corporate training.

     Maintain Technological Leadership Position in VOD Server Systems. Concurrent has developed its VOD technology through internal research and development, acquisitions and relationships with third-party technology providers. Concurrent intends to continue to focus on the development of future VOD technologies in order to maintain Concurrent's leadership position by creating higher stream density, new encryption techniques, personal video channel applications and product enhancements for international markets.

     Identify and Pursue New Market Opportunities. Concurrent believes that its VOD technology can provide benefits to industries other than cable system providers. For instance, Concurrent believes the growth in intranet and distance learning provides a significant opportunity for deployment of VOD systems. Generally, Concurrent expects to address these additional markets through relationships with market-specific value added resellers, or VARs.

     REAL-TIME  BUSINESS

     As the real-time computer market shifted in end-user demand to open systems, Concurrent developed a strategy to adjust its real-time service offerings to those more appropriate for open systems, while maintaining support for its proprietary systems. Concurrent's strategy also strikes a balance between appropriate upgrades for proprietary system offerings while predominantly investing in its real-time operating system and integrated computer system solutions. Concurrent introduced its PowerWorks Linux development environment (PLDE) based on the popular Linux open operating system at the RTS 2001 conference in Paris, France in March of 2001. The PLDE allows users on a Linux PC or workstation to develop applications for any Concurrent PowerPC-based real-time computer system. The PLDE offers a convenient and economical way to utilize the extensive features of Concurrent compilers and real-time GUI tools. Application programs are compiled, linked, debugged, scheduled, and analyzed on a Linux PC while the user application executes on any system running Concurrent's PowerMAX OS(TM) real-time UNIX(R) -based operating system.

     With the new PLDE, users now have the choice of developing their PowerMAX OS real-time applications on a Concurrent system or on a Linux PC. Recent acceptance of Linux as an alternative to the UNIX and Windows NT(R) operating systems were dominant factors in Concurrent's decision to introduce PLDE.


COMMERCIAL  LAUNCHES  AND  TRIALS

     Concurrent  has  been  selected  by AOL Time Warner, Cox Communications and
Comcast Cable, three of the seven largest MSOs, for commercial VOD system deployments. Each of these operators has deployed Concurrent's VOD systems for use with digital set-top boxes manufactured by Scientific-Atlanta and Motorola. Concurrent also has been selected by Cogeco Cable Inc., a Canadian cable operator, for two VOD deployments.

     We believe we are a leading provider of video-on-demand systems based on the number of commercial deployments (18) using our systems and our relationships with three of the seven largest domestic cable operators. We also believe that the number of our video-on-demand servers currently in commercial use (approximately 205 servers) and the number of cable subscribers served by our systems make us a leader in the industry.

     AOL  TIME  WARNER

     Oahu, Hawaii. In June 1999, Concurrent began a trial of its VOD system for Oceanic Cable, a unit of AOL Time Warner based in Hawaii. This trial led to a full commercial launch of Concurrent's VOD system in February 2000 over Oceanic's system in Oahu. The VOD system purchased by Oceanic consists of 15 MediaHawk video servers, which currently support approximately 3,500 independent video streams reaching approximately 85,000 digital subscribers. Concurrent believes the Oceanic VOD system represents one of the first VOD commercial deployment in the world.

     Tampa Bay Region of Florida. In September 1999, AOL Time Warner selected Concurrent's VOD system for a commercial launch in its Hillsborough County system in the Tampa Bay area and in March 2000, they also selected Concurrent's system for commercial launch in the Pinellas County system in the Tampa Bay area. The Tampa market for AOL Time Warner consists of an aggregate of approximately 925,000 basic cable subscribers and approximately 250,000 digital subscribers. The VOD system deployed in Tampa Bay includes 51 MediaHawk video servers. The Tampa Bay commercial deployment currently represents the industry's largest VOD deployment.

     South Carolina. In September 2000, AOL Time Warner selected Concurrent's VOD system for a commercial launch in its South Carolina systems consisting of 3 separate headends. These systems serve an aggregate of approximately 300,000 basic subscribers and 90,000 digital subscribers using 29 Concurrent MediaHawk video servers. AOL Time Warner recently became the first MSO to deploy subscription VOD (SVOD) with its SVOD trial in the Columbia, South Carolina system.

     COX  COMMUNICATIONS

     In April 2000, Concurrent was selected by Cox for a commercial launch of Concurrent's VOD system in Cox's San Diego, California market. This market consists of approximately 355,000 basic subscribers, with approximately 73,000 digital subscribers. Cox began launching commercial service to approximately 2,000 subscribers in May 2001.

     In June 2000, Concurrent was also selected by Cox to provide MediaHawk video servers for the commercial launch of VOD service in the Phoenix, Arizona market, the single largest division of Cox. This market consists of approximately 605,000 subscribers, with approximately 115,000 digital subscribers. Concurrent currently expects the commercial launch to occur near the end of 2001 or early 2002.

     In April 2001, Concurrent was selected by Cox to provide MediaHawk video servers for the commercial launch of VOD service in Hampton Roads, Virginia, which has more than 400,000 basic subscribers and more than 50,000 digital subscribers. Concurrent understands that Cox currently expects to launch commercial service in this market near the end of 2001 or early 2002.

     COMCAST  CABLE  CORPORATION

     In March 2001, Concurrent signed a multi-year strategic purchase agreement with Comcast which resulted in purchase orders for its VOD system to be deployed in 8 system-wide launches of VOD on both Scientific-Atlanta and Motorola equipment. The initial order was for approximately 80 MediaHawk video servers. Concurrent began shipment of these systems in the quarter ended March 31, 2001. In August of 2001, Concurrent was also selected by Comcast for another system-wide deployment and has shipped 14 servers for this initial deployment during the first quarter of fiscal 2002.

     COGECO  CABLE  INC.

     In May 2001, Concurrent entered into an arrangement with Cogeco to provide VOD systems for its Ontario and Quebec cable systems. Cogeco serves approximately 1,000,000 basic subscribers and 105,000 digital subscribers. Cogeco and Concurrent are in the process of determining the appropriate configuration and the necessary number of servers and streams and expect the commercial launch of VOD to begin in late 2001 or early 2002.

VOD  SOLUTION

     Concurrent's VOD system allows MSOs to deliver VOD services over their high bandwidth two-way hybrid fiber coax cable infrastructure. Concurrent's VOD system is capable of being distributed over certain portions of this infrastructure, including the headend, hub or hubs, and digital set-top boxes in subscribers' homes.

     - Headend. The headend is a cable system's main network operations center where the cable company receives incoming programming for distribution over its network. The components of Concurrent's VOD system typically located at the digitally-upgraded system operator's headend include a network manager, one or more video servers, back-office software suite and system management and maintenance software. In centralized applications, Concurrent's video servers are all located at the system headend.

     - Hub. The hub typically is a smaller facility serving a limited number of homes, containing the system operator's network transmission equipment for video delivery and control. The components of Concurrent's VOD system typically located at the system operator's hubs include one or more additional video servers.

     - Digital set-top box. The digital set-top box is located in the subscriber's home and is designed to receive transmissions from, and transmit data to, the system operator's network. Concurrent's client software is run by the digital set-top box.

     When a subscriber selects a movie, a video stream is established between Concurrent's video server and the digital set-top box in the subscriber's home via the network manager. The selected movie is accessed from the video server where it is stored at either a headend or a hub. The purchase is recorded by Concurrent's back-office software creating a billing and royalty record for the cable provider.


PRODUCTS  AND  TECHNOLOGY

     XSTREME  DIVISION

     Product. Concurrent's VOD systems integrate its core VOD technology, real-time and back-office software and readily-available commercial hardware platforms to provide interactive, VOD capabilities. Concurrent generally markets its VOD products to MSOs as an end-to-end VOD solution. Concurrent also markets the individual components of its VOD systems to VARs and systems integrators for inclusion in their VOD solutions. Concurrent's VOD systems include the MediaHawk video server, network manager, MediaHawk Broadband VOD BackOffice Business Management System, system management and maintenance software and client software. The components of Concurrent's system are described below:

     - MediaHawk Model 2000 video server. Concurrent's MediaHawk video servers are high-performance computer systems designed for the demanding requirements of interactive video-on-demand applications. The MediaHawk video server includes multiple content storage devices, stream processors and input/output interfaces.

     - Network manager. Concurrent's network manager or resource manager establishes the network connection that allows the video to be streamed to the home. The network manager is designed to route video streams in the most efficient manner available at any given time.

     - MediaHawk Broadband VOD Back Office Business Management System. Concurrent's business management system is an industry standard rational database supporting subscriber and provider data management. Concurrent's back-office applications include customer access management, content distribution management, order management, royalty management, billing interfaces and marketing analysis.

     - Client. Concurrent's client allows the subscriber to select the movie on demand and maintain complete interactive control. Therefore, the subscriber can pause, fast forward, rewind or stop the movie having the same control as if they were using a VCR.

     - System management and maintenance software. Concurrent's system management and maintenance software is designed to detect failed components and re-route video streams bypassing the failed component. The monitoring software is also capable of providing system level status that notifies the cable operator that a maintenance activity is required.

     Product Discriminators. Concurrent believes its key VOD system discriminators include:

     - Multiple integration options. Concurrent's VOD systems have been designed to be compatible with a wide range of equipment and software employed by cable operators to deliver digital television service, including:

          - Various digital set-top boxes. Concurrent's VOD systems are compatible with digital set-top boxes manufactured by each of the major domestic digital set-top box producers, including Scientific-Atlanta, Motorola, Pioneer and Sony. This compatibility allows Concurrent's customers to purchase
               Concurrent's systems without concern about their current or future selection of set-top box producers. Furthermore, Concurrent's system is capable of accommodating multiple headends, source content, navigators and workstation platforms.

          - Existing and next-generation equipment. Although newer generations of digital set-top boxes have memory capability allowing subscribers to interact with and access VOD services, older digital set-top boxes may lack this capability. Concurrent's VOD technology allows Concurrent to handle this capability in the server rather than in the actual digital set-top box which overcomes the major obstacle in providing VOD capability through older generation digital set-top boxes. Thus, deployment of Concurrent's VOD system is not necessarily contingent on the upgrading of currently deployed digital set-top boxes.

          - Transport Topologies. Concurrent's VOD systems are compatible with numerous transport topologies supporting delivery of VOD services over Ethernet, asynchronous transfer mode ("ATM"), and 64 and 256 QAM.

          - Billing systems. Both the existing and the emerging billing systems currently employed by MSOs can be used with Concurrent's VOD systems.

     -    Support  for  both  distributed  and  centralized  architectures.
          Concurrent's systems are designed to function equally well with distributed networks that minimize fiber optic bandwidth usage or centralized networks that support high-density populations that minimize facility requirements.

     - Highly scalable systems. Concurrent's systems are modular and therefore easily scalable. Utilizing Concurrent's dual chassis, multiple cabinet designs, Concurrent's customers can scale both video storage and stream capacity in various increments to allow for significant flexibility.

     - MediaHawk Broadband VOD Back Office Business Management System. In addition to content management, order management, provider account management, customer access management, marketing analysis and billing functions, Concurrent's back-office business management system also supports e-commerce applications and subscriber data collection which enhances the revenue-generation capabilities of the VOD service provider.

     - Subscription VOD Technology. Concurrent's VOD systems are designed with subscription Video-On-Demand services, which are currently in the process of being trialed in four major markets with three different cable operators. These trials are on both Scientific-Atlanta and Motorola digital set-top systems and involve multiple SVOD programming providers. SVOD is a strong complementary service to VOD, enabling impulse viewing of premium network programming with VCR-like functionality including fast forward, pause, and rewind, and with simple flat fees. In addition to these advantages, SVOD also provides an opportunity for subscription programming providers, such as Starz-Encore, HBO, and Showtime, to build additional market share with this new value-added service. SVOD is not a service that can be offered by direct broadcast satellite and will provide the cable operators a strategic competitive advantage and build greater subscriber satisfaction and retention.

     - Specialized video engine. Concurrent's video engine was designed specifically for the requirements of providing VOD services. As such, Concurrent's video engine is capable of creating high stream density accommodating increasing levels of demand, simultaneous usage and expanding library content.

     - Fault tolerant system designs. Concurrent's VOD systems are designed with multiple layers of redundancy including fully redundant storage, power and cooling systems to provide seamless end-user viewing. Thus, system repairs can be made during delivery without any interruption to the end-user.

     - Variable bit-rate technology. Concurrent's variable bit-rate technology minimizes storage and bandwidth while maximizing video fidelity. Concurrent believes that this technology will become a key technology discriminator as higher-fidelity requirements such as high-definition television emerge.

     MediaHawk Model 2000 Product. Concurrent began shipments of its MediaHawk Model 2000 video server in September 2000. Through Concurrent's internal research and development efforts, the acquisition of Vivid Technology and its technological strategic relationships, Concurrent has integrated new technologies that Concurrent believes will further enhance the attractiveness of its VOD solution into Concurrent's new MediaHawk video server. Concurrent's MediaHawk Model 2000 VOD servers and software are designed to allow a single product to work in conjunction with cable equipment and digital set-top boxes produced by both Scientific-Atlanta and Motorola.

     Customer Service Plans and Support. The basic customer service plans and support options offered to Concurrent's VOD customers include software patches to correct problems in existing software, 24-hour parts replacement, product service training classes, limited onsite services and preventative maintenance services. These services are provided at no additional charge during the warranty period and are available for additional fees under maintenance agreements after the warranty period. In addition to these basic service and support options, Concurrent also offers, for additional fees, software upgrades and onsite hardware maintenance services. To date, customer service and support revenues from Concurrent's VOD business have not been material.


     REAL-TIME  DIVISION

     Concurrent's real-time systems are applicable to a wide range of application requirements, including high performance processing, high data throughput, predictable and repeatable response times, reliably meeting required deadlines, consistently handling peak loads, and better balancing of system resources. End uses of Concurrent's real-time systems include product design and testing, simulation and training systems, engine testing, range and telemetry systems, weather satellite data acquisition and forecasting, and intelligence data acquisition and analysis.

     Products. Concurrent's Real-Time division designs, develops and manufactures real-time computer systems and services for mission-critical applications. The real-time computer systems are specially designed to acquire, process, store, and display large amounts of rapidly changing information in real-time with microsecond or millisecond response time. Concurrent's real-time products facilitate symmetric multiprocessing for a wide range of real-time applications including simulation, data acquisition and industrial process control systems.

     - Simulation. Concurrent is a recognized leader in developing real-time systems for simulation applications. Primary applications include trainers/simulators for operators in commercial and military aviation, vehicle operation and power plants, mission planning and rehearsal and engineering design simulation for avionics and automotive labs. An additional segment of this market for Concurrent is Hardware-In-The-Loop applications in which accurate simulations are constructed to verify hardware designs, thereby minimizing or eliminating entirely the need for expensive prototypes. Concurrent offers software applications that provide a real-time advantage to its customers and integrates these applications to provide complete solutions.

     - Data Acquisition. Concurrent is a leading supplier of systems for radar control, data fusion and weather analysis applications, all of which require the ability to gather, analyze, and display continuous flows of information from simultaneous sources. Primary applications include environmental analysis and display, range and telemetry and command and control.

     - Industrial Process Control Systems. Concurrent manufactures systems to collect, control, analyze, and distribute test data from multiple high-speed sources for industrial automation systems, product test systems (particularly engine tests), supervisory control and data acquisition systems and instrumentation systems. Concurrent's strategy to serve this market involves the employment of third-party software applications to provide a unique solution for its customers.

     Each of Concurrent's real-time products described below utilizes Concurrent's PowerMAX operating system which is designed to run real-time applications over a full range of systems. With the new PLDE, users now have the choice of developing their PowerMAX OS real-time applications on a Concurrent system or on a Linux PC. The three principal products sold by Concurrent's Real-Time division are:

     - Power Hawk 700. Power Hawk 700 is Concurrent's highly scalable, advanced technology system capable of supporting data acquisition, simulation and industrial process control applications in environments ranging from entry level to highly complex. The Power Hawk 700 line is designed around the 7400 PowerPC processor, and is available in single, dual and quad CPU versions.

     - Power Hawk 600. Power Hawk 600 is the predecessor to the Power Hawk 700 line and supports similar applications. The Power Hawk 600 series is designed around the PowerPC 604e processor, is available in single and dual board applications, and is most commonly purchased by customers expanding existing Power Hawk 600 installations.

     - PowerMAXION. The PowerMAXION is Concurrent's mid-level system specifically targeted to the real-time data acquisition market, such as radar and weapons control in the military market. The PowerMAXION series is designed around the PowerPC 604e processor, and is available in one-to-eight board configurations.

     - TurboHawk. The TurboHawk is Concurrent's highest performance system targeted to the real-time simulation and data acquisition markets.

     Customer Service and Support Plans. Concurrent offers a variety of service and support programs to meet the customer's maintenance needs for both its hardware and software products. Concurrent also offers contract service for selected third party equipment. The service and support programs offered by Concurrent include rental exchanges, diagnostic and repair service, on-call and time and materials service, and preventive maintenance. Concurrent offers long-term service and support of its products for, in some cases, as long as fifteen to twenty years.

     Custom Engineering and Integration Services. Throughout Concurrent's history, it has supported its customers through custom engineering and integration services. Concurrent provides custom engineering and integration services in the design of special hardware and software to help its customers with their specific applications. This may include custom modifications to Concurrent's products or integration of third party interfaces or devices into Concurrent's systems. Many customers use these services to migrate existing applications from earlier generations of Concurrent's or competitors' systems to Concurrent's state-of-the-art systems. These services also include classroom and on-site training, system and site performance analysis, and multiple vendor support planning. Although the total revenues associated with any single service may be small in comparison to total revenues, increased customer satisfaction is an integral part of Concurrent's business plan.

STRATEGIC  RELATIONSHIPS

     Scientific-Atlanta. In August 1998, Concurrent entered into an agreement with Scientific-Atlanta to jointly develop and market a VOD system. Under this agreement, Concurrent was able to receive early development releases from Scientific-Atlanta. In addition, the companies have jointly developed a system architecture that is compliant with the AOL Time Warner VOD architecture requirements ("Pegasus"). In exchange for Scientific-Atlanta's technical and marketing contributions, Concurrent issued Scientific-Atlanta warrants to purchase 2,000,000 shares of Concurrent's Common Stock, exercisable at $5 per share over a four-year term. In addition, Scientific-Atlanta may in certain circumstances have the right to receive additional warrants to purchase up to a maximum of 8,000,000 additional shares of Concurrent's Common Stock. The granting of these additional warrants will be based upon performance goals measured by the revenue Concurrent receives from sales of equipment to systems employing Scientific-Atlanta's equipment. To date, no additional warrants have been granted under this agreement.

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

     Motorola. Concurrent and Motorola jointly developed a specific return path protocol that allowed VOD services to be provided via Motorola older-generation digital set-top boxes currently deployed by several MSOs. As a result of this relationship, Concurrent can offer a complete end-to-end VOD system compatible with the currently-deployed Motorola digital set-top boxes.

     Prasara Technologies. Under a joint development agreement with Prasara Technologies, a software company specializing in delivery of on-demand information, Concurrent and Prasara jointly developed interactive and back-office VOD software specifically designed to meet the needs of MSOs. This software is integrated with Concurrent's MediaHawk video servers using cable equipment provided by Scientific-Atlanta or equipment compatible with Scientific-Atlanta. The joint development agreement with Prasara provides for Concurrent to have exclusive ownership of most of the software modules that make up the back-office software suite that accompanies the MediaHawk VOD server. Prasara has joint ownership with Concurrent of certain of the modules that make up the back-office software suite. Each of Concurrent and Prasara must pay royalties to the other for their respective sales of products containing any of these jointly-owned software modules.

     Intertainer. Concurrent has worked with Intertainer, a VOD content provider seeking to market an end-to-end VOD solution, in integrating Concurrent's VOD server into Intertainer's turnkey solution.

     Cisco Systems, Inc. Concurrent is a partner in the Cisco Service Provider Solutions Ecosystem Program which is designed to provide a vehicle for systematically bringing new technologies to the Service Provider Marketplace. The Cisco Service Provider Solutions Ecosystem brings together qualified developers of hardware and software applications that interoperate with Cisco product, vendors of complementary network enabling technologies, and deployment partners in order to best serve the mutual service providers. Some of the key benefits the Cisco Service Provider Solutions Ecosystem Program is intended to provide to partners include: long-term business level relationship with Cisco; increased Cisco commitment; enhanced market credibility based on Cisco relationship; marketing and sales development opportunities; improved operations efficiency; and new service/technology creation.

     Liberate. On April 11, 2001, Concurrent announced a strategic alliance with Liberate Technologies, a leading provider of software for the delivery of interactive television, under which Concurrent combined its technologies into an integrated interactive TV and VOD offering for the growing digital video market. The strategic agreement was reached under the Liberate(R) PopTV(TM) Program, in which Concurrent is a "preferred infrastructure partner," and has the highest level of preference as a VOD supplier.


SALES

     Concurrent sells its systems in key markets worldwide through its direct field sales and support offices, as well as through VARs and systems integrators. As of June 30, 2001, Concurrent had 85 employees in its sales and marketing force.

     VOD

     Concurrent's VOD sales strategy primarily focuses on developing relationships with domestic MSOs and international cable and DSL providers. Concurrent's domestic sales force has significant experience as either employees of, or service providers to, the largest domestic MSOs. Concurrent believes that it has been successful in leveraging the strength of that experience, as well as the strength of Concurrent's MediaHawk video server, into opportunities for initial commercial launches of Concurrent's VOD systems.

     In Concurrent's non-broadband markets on both the domestic and international fronts, Concurrent also intends to continue working with VARs and systems integrators who are seeking to integrate Concurrent's VOD products into end-to-end or turnkey solutions sold into their target markets.

     As of June 30, 2001, Concurrent employed 42 people worldwide as part of its Xstreme sales and marketing team.


     REAL-TIME

     Concurrent sells its real-time systems in key markets worldwide through direct field sales and support offices, as well as through VARs and systems integrators. As of June 30, 2001, Concurrent employed 43 people worldwide as part of its real-time sales and marketing team.

CUSTOMERS

     VOD

     A significant portion of Concurrent's VOD revenue has come from, and is expected to continue to come from, sales to the large MSOs. For the year ended June 30, 2001, three customers, Comcast, AOL Time Warner and Cox, accounted for 38%, 34% and 12% of total VOD revenue, respectively. Many MSOs are currently evaluating providers of VOD systems and making purchase decisions. Concurrent believes that the relationships forged between VOD system suppliers and MSOs over the next 12 to 18 months will be critical in determining the relative market shares of VOD system providers. If Concurrent is unsuccessful in establishing and maintaining these key relationships with MSOs, the VOD business will be adversely affected. Further, if Concurrent experiences problems in any of its VOD system trials or initial commercial launches, its ability to attract new MSO customers and sell additional products to existing customers will be materially adversely affected.

     REAL-TIME

     Concurrent currently derives a significant portion of its real-time revenue from a limited number of customers. As a result, the loss of, or reduced demand for products or related services from, any of Concurrent's major customers could adversely affect its business, financial condition and results of operations. In the fiscal year ended June 30, 2001, one customer, Hamilton-Sundstrand, a United Technologies company, accounted for approximately 12% of the total real-time revenue. No other customer accounted for more than 10% of real-time revenue for the period.

     Concurrent derives a significant portion of its revenues from the supply of integrated computer systems to U.S. Government prime contractors and agencies of the U.S. Government. The supplied systems include configurations from the PowerMAXION, PowerHAWK, TurboHAWK and NightHAWK product lines, with certain systems incorporating custom enhancements requested by the customer. Examples of prime contractors to whom we sell these integrated computer systems include Boeing, Lockheed-Martin, and Raytheon. For example, Raytheon purchased integrated computer systems from Concurrent to be used by the Federal Aviation Administration for wind shear detection. Concurrent also supplies spare parts, upgrades, and engineering consulting services and both hardware and software maintenance. For the fiscal year ended June 30, 2001, Concurrent recorded $16.1 million in revenues to U.S. Government prime contractors and agencies of the U.S. Government, representing 22% of total sales for the period. Government business is subject to many risks, such as delays in funding, audits, reduction or modification of contracts or subcontracts, failure to exercise options, changes in government policies and the imposition of budgetary constraints. A loss of government contract revenues could have a material adverse effect on Concurrent's business, results of operations and financial condition.

     Concurrent does not have written continuing purchase agreements with any of its customers and does not have written agreements that require customers to purchase fixed minimum quantities of Concurrent's products. Sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers' budgets for capital expenditures and new product introductions.

NEW  PRODUCT  DEVELOPMENT

     VOD

     Concurrent's research and development strategies with respect to its VOD solutions will focus on higher stream density, encryption techniques, personal video channel technology and product enhancements for international markets.

     Increased Stream Density. Concurrent believes it is one of only two providers of VOD systems currently employing fibre channel technology. Fibre channel provides the highest bandwidth/connectivity technology that is commercially available. Concurrent intends to continue leveraging techniques that allow this technology to create higher stream density and superior connectivity. Concurrent expects this will result in even more efficient distributed and centralized VOD system implementations.

     Encryption Techniques. Encryption techniques will need to become integral to Concurrent's VOD system to maintain a high level of security designed to discourage content piracy and encourage content providers, such as movie studios, to provide market windows that will gradually become more consistent with the movie rental distribution channel. Concurrent plans to develop an open encryption system to support various encryption methodologies.

     Personal Video Channel. Concurrent plans to add personal video channel (pVC(TM)), capability to its current residential cable VOD system. The personal video channel will allow the subscriber to record, pause and rewind live broadcasts effectively providing "TV on demand." Concurrent expects this server capability will have advantages over traditional personal home video recorders by providing more storage capacity and the ability to record multiple channels simultaneously.

     International Markets. Concurrent's strategy is to leverage its domestic success and add capability to the existing VOD system that will enable it to market its VOD system to international cable and DSL providers. Enhancements will include network equipment integration, billing system integration, conditional access integration and set-top box integration. Specific integration tasks and partnerships will be opportunity driven as the international market develops.

     REAL-TIME

     Concurrent's real-time product development strategies with respect to its computer systems solutions will focus on higher-performance and cost-effective scalable architectures to allow for a greater degree of flexibility to the customer. New product development in real-time includes new hardware, software and integration services that will add new features and enhancements to the Power Hawk line of computers and the NightStar software development tools.

     Higher performance Computer Systems. Concurrent has upgraded the Power Hawk computer line with the new Series 700 computer system. The Series 700's PowerPC utilizes Motorola's MPC7400 (G4) processor, the first microprocessor that can deliver sustained performance of over one billion floating point operations per second. The G4 can process data in 128-bit segments rather than the 32-bit or 64-bit segments of traditional processors. The G4's AltiVec vector instruction set performs 16 calculations in a single cycle providing IEEE floating point performance four times faster than non-vector processors.

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

     PowerWorks Linux Development Environment (PLDE). The PLDE allows users to develop applications for any Concurrent PowerPC-based real-time computer system on an Intel PC running the open source Linux operating system. Application programs are compiled and debugged directly on a Linux PC while targeted to a system running Concurrent's PowerMAX operating system, freeing production systems from the need to be involved in the development process. As Concurrent's real-time customers recognize the growing importance of Linux as a real-time solution resource, Concurrent plans to continue to enhance its operating system and tool set offerings to take full advantage of this development.

     Power Hawk Series 700 software development tools supporting Linux open system solutions. Concurrent plans to provide its customers the opportunity to develop and debug complex multiprocessing applications utilizing Concurrent's integrated software environment while taking advantage of the Intel based Linux open source operating system. Users will have the option of developing their real-time applications under PowerMAX OS or Linux using the same comprehensive suite of NightStar GUI development tools. As our real-time customers recognize the growing importance of Linux as a key real-time operating system, Concurrent expects that there will be a large demand for Linux-ready applications that can meet the workload demands of today's real-time environment. As the Linux open source solution market demand develops, Concurrent plans to continue enhancing its software operating system and development environment to take full advantage of the broad range of software, hardware and integration opportunities available in the Linux marketplace.

COMPETITION

     Both Concurrent's Xstreme and Real-Time divisions operate in highly-competitive environments, driven by rapid technological innovation. Due in part to the range of performance and applications capabilities of Concurrent's products, Concurrent competes in various markets against a number of companies.

     The market for VOD systems is relatively new, highly competitive and rapidly evolving. Since there have been limited commercial deployments of VOD systems to date, the respective market shares of companies competing in the VOD market are uncertain. In the VOD market, Concurrent's major competitors currently include the following:

     -    in  the  domestic  cable  and  international  cable  and  DSL  market:
          SeaChange  International  Inc.,  nCUBE  and  Diva  Communications; and

     - in the education market: Silicon Graphics, Inc., Cisco Systems, Inc. and International Business Machines Corp., as well as local systems integrators.

     Concurrent also competes with a number of companies in its real-time business. Concurrent's major competitors can be categorized as follows:

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

     Due to the rapidly evolving markets in which Concurrent competes, additional competitors with significant market presence and financial resources, including computer hardware and software companies, content providers and television equipment manufacturers, including digital set-top box manufacturers, may enter those markets, thereby further intensifying competition. Concurrent's future competitors also may include one or more of the parties with which it currently has a strategic relationship. Although Concurrent has proprietary rights with respect to much of the technology incorporated in Concurrent's VOD and real-time systems, Concurrent's strategic partners have not agreed to refrain from competing against Concurrent. Many of Concurrent's current and potential future competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than Concurrent, and greater brand name recognition. In addition, many of Concurrent's competitors have well-established relationships with Concurrent's current and potential customers and have extensive knowledge of Concurrent's industries.

INTELLECTUAL  PROPERTY

     Concurrent relies on a combination of contracts and copyright, trademark and trade secret laws to establish and protect its proprietary rights in its technology. Concurrent distributes its products under software license agreements which grant customers perpetual licenses to Concurrent's products and which contain various provisions protecting its ownership and confidentiality of the licensed technology. The source code of Concurrent's products is protected as a trade secret and as an unpublished copyright work. In addition, in limited instances, Concurrent licenses its products under licenses that give licensees limited access to the source code of certain of Concurrent's products, particularly in connection with its strategic alliances.

     Despite precautions taken by Concurrent, however, there can be no assurance that Concurrent's products or technology will not be copied or otherwise obtained and used without authorization. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Concurrent believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of Concurrent's personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal protections for Concurrent's technology. Concurrent does not own any material patents and does not hold any copyrights or trademarks that are material to its business.

     Concurrent has entered into licensing agreements with several third-party software developers and suppliers. Generally, such agreements grant Concurrent non-exclusive, worldwide licenses with respect to certain software provided as part of computers and systems marketed by Concurrent and terminate on varying dates.

GOVERNMENTAL  REGULATION

     Concurrent is subject to various international, U.S. federal, state and local laws affecting its business. Any finding that Concurrent has been or is in noncompliance with such laws could result in, among other things, governmental penalties. Further, changes in existing laws or new laws may adversely affect Concurrent's business.

     The television industry is subject to extensive regulation in the United States and other countries. Concurrent's VOD business is dependent upon the continued growth of the digital television industry in the United States and internationally. Television operators are subject to extensive government regulation by the Federal Communications Commission and other federal and state regulatory agencies. These regulations could have the effect of limiting capital expenditures by television operators and thus could have a material adverse effect on Concurrent's business, financial condition and results of operations. The enactment by federal, state or international governments of new laws or regulations could adversely affect Concurrent's cable operator customers, and thereby materially adversely affect Concurrent's business, financial condition and results of operations.

ENVIRONMENTAL  MATTERS

     Concurrent purchases, uses, and arranges for certified disposal of chemicals used in the manufacturing process at its Pompano Beach facility. As a result, Concurrent is subject to federal and state environmental protection and community right-to-know laws. Violations of such laws, in certain circumstances, can result in the imposition of substantial remediation costs and penalties. Concurrent believes it is in compliance with all material environmental laws and regulations.

EMPLOYEES

     As of June 30, 2001, Concurrent had 412 employees worldwide. Approximately 313 of these employees were in the United States. Concurrent had 112 employees in its Xstreme division and 206 employees in its Real-Time division. The remaining employees include administrative, marketing and communications, and manufacturing personnel that are shared between the two divisions. Concurrent's employees are not unionized.

FINANCIAL  INFORMATION  ABOUT  FOREIGN  AND DOMESTIC OPERATIONS AND EXPORT SALES

     A summary of net sales (consolidated net sales reflects sales to unaffiliated customers) attributable to Concurrent's foreign and domestic operations for the fiscal years ended June 30, 2001, 2000 and 1999, respectively, is presented at Note 18 to the consolidated financial statements included herein. Financial information about Concurrent's foreign operations is included in Note 18 to the consolidated financial statements included herein.


ITEM  2.  PROPERTIES

     Concurrent's principal facilities as of June 30, 2001, are listed below. All of the principal facilities are leased. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

                                                               EXPIRATION      APPROX.
LOCATION                    PRINCIPAL USE                     DATE OF LEASE  FLOOR AREA
--------                    -------------                     -------------  ----------
                                                                             (SQ. FEET)

4375 River Green Parkway    Corporate Headquarters,           August 2006         33,000
Duluth, Georgia             Administration, Research &
                            Development, Sales and Marketing

2800 Gateway Drive          Manufacturing and Service         December 2004       40,000
Pompano Beach, Florida

2881 Gateway Drive          Administrative and Sales and      December 2004       30,000
Pompano Beach, Florida      Marketing

2 Crescent Place            Repair and Service Depot          May 2002            28,000
Oceanport, New Jersey

Concurrent House            Sales, Service and Research &     February 2003       10,000
Railway Terrace             Development
Slough, Berkshire, England

100 Highpoint Drive         Research & Development            July 2003            8,000
Chalfont, PA 18914

     Except for the Chalfont, Pennsylvania facility, which is used exclusively for the Xstreme division, Concurrent's facilities are used for both divisions. In addition to the facilities listed above, Concurrent also leases space in various domestic and international industrial centers for use as sales and service offices and warehousing.

ITEM  3.  LEGAL  PROCEEDINGS

     From time to time, Concurrent may be involved in litigation relating to claims arising out of its ordinary course of business. Concurrent is not presently involved in any material litigation.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  applicable.


ITEM  X.  OFFICERS  OF  THE  REGISTRANT

     Officers of Concurrent are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal. Set forth below are the names, positions, and ages of Concurrent's executive officers as of September 4, 2001:

NAME                                         POSITION                              AGE
----                                         --------                              ---

Jack A. Bryant    President and Chief Executive Officer                             43
Paul C. Meyer     President, Real-Time Division                                     54
Steven R. Norton  Executive Vice President, Chief Financial Officer and Secretary   40
Fred  Allegrezza  Chief Technology Officer, Xstreme Division                        43
Robert E. Chism   Vice President, Development, Xstreme Division                     48
Robert T. Menzel  Vice President, Sales & Marketing, Real-Time Division             48
David Nicholas    Vice President, Worldwide Sales, Xstreme Division                 47

     Jack A. Bryant, President and Chief Executive Officer. Mr. Bryant has served as the President and Chief Executive Officer since October 2000. Mr. Bryant served as President of the Xstreme division from July 2000 to October 2000. Prior to joining Concurrent, he held a number of positions at Antec Corporation, a communications technology company that specializes in hybrid-fiber-coax-based networks, from 1991 to June 2000. The positions included, from March 1998 to June 2000, President of the Network Technologies Group, from January 1996 to March 1998, President of the Digital Systems Division, and from January 1995 to January 1996, Vice President of Marketing. Before joining Antec, Mr. Bryant held various product marketing and sales positions at General Instrument and Scientific-Atlanta.

     Paul  C.  Meyer,  President,  Real-Time  Division.  Mr. Meyer has served as
President of the Real-Time division since December 2000. Immediately prior to joining Concurrent, he was the President of ASM Associates, Inc., a consulting firm that provides interim senior management services. From 1994 to 1996, he served as the Executive Vice President and General Manager of Viacom New Media. From 1988 to 1994, he served as President of his own consulting firm, Paul C. Meyer & Associates, Ltd., leading a small team of professionals in consulting assignments involving turnaround, restructuring, and crisis management. Before forming his own firm, he served in various positions with Coleco Industries, Inc.

     Steven R. Norton, Executive Vice President, Chief Financial Officer and Secretary. Mr. Norton has served as the Executive Vice President and Chief Financial Officer since October 1999. From March 1996 to April 1999, Mr. Norton was Vice President of Finance and Administration for LHS Group, Inc., a publicly held provider of services to communications services providers and Chief Financial Officer for one of its subsidiaries, LHS Communications Systems, Inc. Prior to his employment with LHS, he was an Audit Senior Manager for Ernst &Young and KPMG LLP.

     Fred Allegrezza, Chief Technology Officer. Mr. Allegrezza served as the Vice President, Business Development from October 1999 to July 2001 when he was promoted to Chief Technology Officer for the Xstreme Division. Prior to joining Concurrent, from September 1996 to October 1999, Mr. Allegrezza was the President and CEO of Vivid Technology, Inc., a company that he founded in September 1996. Prior to founding Vivid Technology, Inc., from April 1995 to
September 1996, Mr. Allegrezza worked with General Instrument as Engineering Program Manager and Systems Engineering Manager in the first digital interactive cable systems deployments. Prior to his work at General Instrument, from June 1990 to April 1995, Mr. Allegrezza worked as the Manager of Systems development and was responsible for development engineering and product marketing for Moore Products Company.

     Robert E. Chism, Vice President, Development, Xstreme Division. Mr. Chism has served as Vice President, Development of the Xstreme division since April 1999. From June 1996 to April 1999, he served as the Vice President, Development. From October 1994 through June 1996, he served as Vice President, Technical and Production Operations of Harris Computer Systems Corporation. In June 1993, he joined the Harris Computer Systems Division of Harris Corporation as Director, Simulation Business Area. Before joining the Harris Computer Systems Division, he held diverse engineering, program management and marketing assignments in computer and related industries with General Electric Company, a diversified industrial corporation, and from May 1978 to June 1993 he was Subsection Manager of Satellite Command and Data Handling.

     Robert  T.  Menzel,  Vice President, Sales & Marketing, Real-Time Division.
Mr. Menzel has served as Vice President, Sales & Marketing of the Real-Time division since April 1999. He served as the Vice President, real-time systems from June 1997 to March 1999, and the Vice President, North American Sales, from June 1996 to February 1997. From June 1996 to June 1997, he was the Vice President, Interactive Video-on-Demand. Mr. Menzel was Vice President, General Manager of the Trusted Systems Division of Harris Computer Systems Corporation from April 1995 to June 1996, and he served as Vice President, National Sales of Harris Computer Systems Corporation from October 1994 to April 1995.

     David M. Nicholas, Vice President, Worldwide Sales, Xstreme Division. Mr. Nicholas has served as Vice President, Sales, of the Xstreme division since March 1999. From September 1995 to February 1999, he served as Executive Vice President of Pioneer New Media Technologies, Inc., a provider of audio video products. From August 1993 to August 1995, he served as Vice President and General Manager of Texscan Network Systems, a privately held provider of advertising insertion solutions. Prior to that time, he served in various positions at Pioneer Communications of America, Panasonic Industrial, and Magnavox.

                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is currently traded under the symbol "CCUR" on The Nasdaq National Market. The following table sets forth the high and low sale information for the Common Stock for the periods indicated, as reported by The Nasdaq National Market.

     FISCAL YEAR 2001
     QUARTER ENDED:       HIGH         LOW
                          ----         ---

     September 30, 2000  $21.75       $10.19
     December 31, 2000   $20.38       $ 3.88
     March 31, 2001      $ 8.38       $ 3.88
     June 30, 2001       $ 9.13       $ 4.77

     FISCAL YEAR 2000
     QUARTER ENDED:

     September 30, 1999  $ 8.53       $ 5.38
     December 31, 1999   $19.44       $ 6.31
     March 31, 2000      $27.25       $12.00
     June 30, 2000       $13.25       $ 5.50

     As of September 4, 2001, there were 60,780,770 shares of Common Stock outstanding, held of record by approximately 1,500 stockholders.

     Concurrent has never declared or paid any cash dividends on its capital stock. Concurrent's present policy is to retain all available funds and any future earnings to finance the operation and expansion of its business, and no change in the policy is currently anticipated. In addition, the terms of Concurrent's credit facility prohibits the payment of cash dividends.

     On July 31, 1992, the Board of Directors of Concurrent declared a dividend distribution of one Right for each outstanding share of Common Stock and then outstanding Convertible Preferred Stock of Concurrent to stockholders of record at the close of business on August 14, 1992. Each Right entitles the registered holder to purchase from Concurrent one one-hundredth of a share of Series A Participating Cumulative Preferred Stock, par value $.01 per share, at a cash purchase price of $30.00 per Right, subject to adjustment. The Rights become exercisable upon the occurrence of certain events (see Note 16 to the Consolidated Financial Statements.)

     On July 19, 2001, Concurrent closed the sale of 5,400,000 shares of Common Stock to private investors at a price of $4.80 per share. Net proceeds to Concurrent, after fees and expenses, were approximately $24 million. Raymond James & Associates, Inc. acted as placement agent in the sale. The sale was a privately negotiated sale to selected institutional investors and other accredited investors. The shares were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. Concurrent intends to use the proceeds for working capital, sales and marketing activities, product development and support, potential acquisitions and investments, capital expenditures and general corporate purposes. Concurrent subsequently registered the resale of all of the shares on a Form S-3 registration statement (no. 333-61172), filed on May 17, 2001 and declared effective on July 19, 2001.

ITEM  6.  SELECTED  FINANCIAL  DATA

     The following table sets forth selected historical consolidated financial data which has been derived from Concurrent's audited consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with, and is qualified by reference to, Concurrent's financial statements and related notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                      SELECTED CONSOLIDATED FINANCIAL DATA
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEAR ENDED JUNE 30,
                                      ------------------------------------------------------
INCOME STATEMENT DATA                   2001        2000         1999       1998      1997
---------------------                 --------  ------------  ----------  --------  --------

Net sales                             $72,821   $ 68,090      $  69,963   $82,215   $108,367
Gross margin                           33,020     31,743         35,337    40,390     51,211
Operating income (loss)                (5,591)   (23,987)(1)     (1,289)    3,311      9,239
Net income (loss)                      (6,189)   (23,715)(1)     (1,665)    3,414      4,061
Net income (loss) per share - basic
   and diluted                        $ (0.11)  $  (0.46)(1)  $   (0.03)  $  0.07   $   0.08

                                                             AT JUNE 30,
                                      ------------------------------------------------------
BALANCE SHEET DATA                      2001        2000        1999        1998      1997
----------------------                --------  ------------  ----------  --------  --------
Cash, cash equivalents and
   short-term investments             $ 9,460   $    10,082   $   6,872   $ 5,733   $  4,024
Working capital                        14,824        15,383      14,694    13,652      4,694
Total assets                           57,052        57,078      40,569    46,235     63,528
Long-term debt                              -             -           -         -      4,493
Redeemable preferred stock                  -             -           -         -      1,243
Stockholders' equity                   33,283        38,271      26,011    25,510     18,120
Book value per share                  $  0.60   $      0.71   $    0.54   $  0.54   $   0.39

(1) In October 1999, Concurrent acquired Vivid Technology. In connection with the acquisition, management placed a value of $14.0 million on in-process research and development based on valuation methods it deemed appropriate. This entire amount was written off as required by the purchase accounting rules.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and the notes thereto which appear elsewhere herein. The following discussion contains forward-looking statements that reflect Concurrent's plans, estimates and beliefs. Concurrent's actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, elsewhere herein and in other filings made with the Securities and Exchange Commission.

OVERVIEW

     In 1996, Concurrent acquired the real-time computer division of Harris Computer Systems Corporation, creating one of the largest real-time computer systems companies in the country. Over the past several years, the real-time computer processing industry has seen a significant shift in demand from high-priced, proprietary real-time systems to lower-priced, open server systems. High performance processing in the past required a large, expensive computer system with significant proprietary and customized software. Today these requirements are often met by much smaller and less expensive computers with off-the-shelf computer hardware and software. As a result, Concurrent's revenues from both real-time products and services have been declining. Real-time revenues consist of real-time computer system sales to domestic and foreign government agencies and commercial corporations and fees for maintenance and other services provided to Concurrent's real-time customers.

     Concurrent now operates the business as two distinct divisions, the Xstreme division and the Real-Time division. Concurrent created the Xstreme division to capitalize on the increasing opportunities in the emerging digital television services market and focus on the development and sale of digital VOD systems to cable providers that are upgrading their networks to support digital services. Concurrent believes that its future growth will come from the Xstreme division. VOD revenues result from the sale of VOD systems and related services primarily to cable television providers in North America. To date, revenues in the Xstreme division have been concentrated in a very limited number of MSOs and internationally in the non-residential market. Concurrent expects its revenues from the Xstreme division to increase as digital set-top boxes are increasingly deployed by cable operators in the United States and by cable and DSL providers in other countries. Concurrent has incurred, and expects to continue to incur, losses in the VOD business due to the ramp up of sales and marketing efforts and the initial investments in the VOD business.

     In October 1999, Concurrent acquired one of its competitors, Vivid Technology, for 2,233,699 shares of Common Stock and options to purchase 378,983 shares of Common Stock. The acquisition resulted in a $14.0 million non-cash one-time charge for the write-off of in-process research and development related to acquired computer software technology. The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities acquired were recorded based on their fair values at the date of acquisition.

     Video-on-demand and real-time system revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition. Concurrent recognizes revenue from video-on-demand and real-time systems when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable. Under multiple element arrangements, Concurrent allocates revenue to the various elements based on vendor-specific objective evidence ("VSOE") of fair value. Concurrent's VSOE of fair value is determined based on the price charged when the same element is sold separately.

     In certain instances, Concurrent's customers require significant customization of both the software and hardware products and, therefore, the revenues are recognized as long term contracts in conformity with Accounting Research Bulletin ("ARB") No. 45 "Long Term Construction Type Contracts", Statement of Position ("SOP") 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and SOP 97-2 "Software Revenue Recognition". For long-term contracts, revenue is recognized using the percentage-of-completion method of accounting based on costs incurred on the project compared to the total costs expected to be incurred through completion.

     Concurrent recognizes revenue from customer service plans ratably over the term of each plan, typically one year.

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

     Sales and marketing expenses consist primarily of the salaries, benefits and travel expenses of Concurrent employees responsible for acquiring new business and maintaining existing customer relationships, as well as marketing expenses related to trade publications, advertisements and trade shows. Management expects these expenses to increase as Concurrent continues to expand its VOD business and attract new customers.

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

     General and administrative expenses consist primarily of salaries and benefits of management and administrative personnel, general office administration expenses such as rent and occupancy costs, telephone expenses and fees for legal, accounting and other professional services. Management anticipates that administrative costs will increase as Concurrent expands its VOD business.

SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  NET  SALES

     Concurrent considers its computer systems and service business (including maintenance, support and training) to be one class of products which accounted for the percentages of net sales set forth below. The following table sets forth selected operating data as a percentage of net sales for certain items in Concurrent's consolidated statements of operations for the periods indicated.

                                                  YEAR ENDED JUNE 30,
                                                -----------------------
                                                 2001    2000     1999
                                                ------  -------  ------

Revenues:
  Product sales
    Real-time systems                            35.3%    39.8%   43.4%
    Video-on-demand systems                      32.7     17.6     1.7
                                                ------  -------  ------
      Total product sales                        68.0     57.4    45.1
  Service and other                              32.0     42.6    54.9
                                                ------  -------  ------
      Total net sales                           100.0    100.0   100.0

Cost of sales (% of respective sales category)
  Real-time and video-on-demand systems          54.9     51.5    47.5
  Service and other                              54.2     56.0    51.2
                                                ------  -------  ------
      Total cost of sales                        54.7     53.4    49.5
                                                ------  -------  ------

Gross margin                                     45.3     46.6    50.5

Operating expenses:
  Sales and marketing                            22.1     29.8    27.5
  Research and development                       15.9     14.4    14.4
  General and administrative                     15.0     13.6     9.8
  Cost of purchased in-process research and
    development                                     -     20.6       -
  Relocation and restructuring                      -      3.5       -
  Loss on facility held for sale                    -        -     0.6
                                                ------  -------  ------
      Total operating expenses                   53.0     81.8    52.3
                                                ------  -------  ------
Operating loss                                   (7.7)   (35.2)   (1.8)

Interest expense                                 (0.3)    (0.2)   (0.4)
Interest income                                   0.4      0.5     0.4
Other non-recurring items                           -      1.1    (0.1)
Other income (expense) - net                     (0.1)    (0.1)    0.1
                                                ------  -------  ------
Loss before provision for income taxes           (7.7)   (33.9)   (1.8)
Provision for income taxes                        0.8      0.9     0.6
                                                ------  -------  ------
Net loss                                        (8.5)%  (34.8)%  (2.4)%
                                                ======  =======  ======

RESULTS  OF  OPERATIONS

     FISCAL YEAR 2001 IN COMPARISON TO FISCAL YEAR 2000

     Product Sales. Total product sales for fiscal year 2001 were $49.6 million, an increase of $10.5 million or 26.8% from fiscal year 2000. The increase is the result of the increase in sales of VOD systems to $23.8 million in fiscal year 2001 from $12.0 million in fiscal year 2000, primarily due to sales of VOD systems in fiscal year 2001 to domestic cable operators including Comcast Cable, AOL Time Warner and Cox Communications. Partially offsetting the increase is the continued decline in sales of real-time computer systems.

     Service and Other Sales. Service revenues decreased 19.8% to $23.3 million in fiscal year 2001 from $29.0 million in fiscal year 2000. The decline resulted from customers switching from proprietary real-time systems to Concurrent's open systems which are less expensive to maintain, and the cancellation of other proprietary computer maintenance contracts as the machines are removed from service.

     Gross Margin. Gross margin increased by $1.3 million to $33.0 million in fiscal year 2001 as compared to $31.7 million in fiscal year 2000. The gross margin as a percentage of sales decreased to 45.3% in fiscal year 2001 from 46.6% in fiscal year 2000 due primarily to the lower margin realized from a large real-time customer contract which required integration of third-party equipment and service and support resources at lower gross margins to capture the business.

     Sales and Marketing. Sales and marketing expenses decreased as a percentage of total sales to 22.1% in fiscal year 2001 from 29.8% in fiscal year 2000. These expenses decreased 20.7% to $16.1 million in fiscal year 2001 from $20.3 million in fiscal year 2000. The decrease is primarily the result of deliberate, worldwide cost reduction efforts in the Real-Time division of $3.9 million.

     Research and Development. Research and development expenses increased as a percentage of sales to 15.9% in fiscal year 2001 from 14.4% in fiscal year 2000. These expenses increased 18.5% to $11.6 million in fiscal year 2001 from $9.8 million in fiscal year 2000. The change is primarily due to increased personnel costs of $2.2 million related to an increase in research and development personnel in the Xstreme division focusing on video server hardware and software development. This increase is offset by $0.7 million of deliberate, worldwide cost reduction efforts in the Real-Time division.

     General and Administrative. General and administrative expenses increased to 15.0% of sales in fiscal year 2001 from 13.6% in fiscal year 2000. These expenses increased $1.6 million or 17.7% primarily due to a $1.2 million severance charge, $0.7 million of additional costs from the growth of Xstreme division management and other corporate executive and administrative personnel, $0.4 million increase in goodwill amortization and $0.3 million of additional bad debt expense. This increase is offset by $1.1 million of deliberate, worldwide cost reduction efforts in the Real-Time division.

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

     Income Taxes. Income tax expense of $0.6 million was recorded in fiscal year 2001 on a pre-tax loss of $5.6 million due to the inability to recognize the tax benefit of the current period net operating loss and the non-deductible amortization of goodwill and other assets received in the acquisition of Vivid Technology.

     Net Loss. The net loss for fiscal year 2001 was $6.2 million or $0.11 per share compared to a net loss of $23.7 million or $0.46 per share in fiscal year 2000.

     FISCAL YEAR 2000 IN COMPARISON TO FISCAL YEAR 1999

     Product Sales. Total product sales for fiscal year 2000 were $39.1 million, an increase of $7.5 million or 23.7% from fiscal year 1999. The increase was the result of the increase in sales of VOD systems to $12.0 million in fiscal year 2000 from $1.2 million in fiscal year 1999, primarily due to sales of VOD systems in fiscal year 2000 to domestic cable operators including AOL Time Warner and Cox Communications. Partially offsetting the increase was the continued decline in sales of real-time computer systems.

     Service and Other Sales. Service revenues decreased to $29.0 million in fiscal year 2000 or 24.5% from $38.4 million in fiscal year 1999. The decline resulted from customers switching from proprietary systems to Concurrent's open systems which are less expensive to maintain, and the cancellation of other proprietary computer maintenance contracts as the machines are removed from service.

     Gross Margin. Gross margin decreased by $3.6 million to $31.7 million in fiscal year 2000 as compared to $35.3 million in fiscal year 1999. The gross margin as a percentage of sales decreased to 46.6% in fiscal year 2000 from 50.5% in fiscal year 1999 due to the lower margin realized in the early stages of the VOD business and a decrease in the gross margin on real-time service revenue to 44.0% in fiscal year 2000 from 48.8% in fiscal year 1999. The decrease in the gross margin on service revenue was the result of the decrease in sales and the loss of economies of scale.

     Sales and Marketing. Sales and marketing expenses increased as a percentage of total sales to 29.8% in fiscal year 2000 from 27.5% in fiscal year 1999. These expenses increased 5.4% to $20.3 million in fiscal year 2000 from $19.3 million in fiscal year 1999. The increase was principally the result of an increase of $1.9 million in worldwide sales and marketing personnel costs in the Xstreme division and increased costs of $0.1 million from participation in trade show and other marketing activities. This increase was partially offset by $0.7 million of deliberate reduction of Real-Time division sales and marketing personnel costs.

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

     General and Administrative. General and administrative expenses increased to 13.6% of sales in fiscal year 2000 from 9.8% in fiscal year 1999. These expenses increased $2.4 million or 34.8% primarily due to a $0.7 million severance charge, $0.2 million of additional costs from the growth of Xstreme division management and other corporate executive and administrative personnel, $0.9 million of goodwill amortization and $0.6 million from the move of the corporate headquarters and Xstreme division offices to Atlanta, Georgia.

     Other. Included in operating expenses in fiscal year 2000 was a $14.0 million non-cash charge for the write-off of in-process research and development in connection with the acquisition of Vivid Technology and a $2.4 million restructuring and relocation provision for personnel reduction costs in the Real-Time division and the relocation of the corporate headquarters and Xstreme division offices to Atlanta, Georgia. Included in operating expenses in fiscal year 1999 was a $0.4 million write-down of Concurrent's French facility to fair market value due to Concurrent's decision to sell Concurrent Vibrations, a wholly-owned subsidiary of one of Concurrent's French subsidiaries.

     Included in other non-recurring items in fiscal year 2000 was a $0.8 million gain related to the sale of the stock of Concurrent Vibrations, one of Concurrent's French subsidiaries, to Data Physics, Inc.

     Income Taxes. Income tax expense of $0.6 million was recorded in fiscal year 2000 on a pre-tax loss of $23.1 million due to the inability to recognize the tax benefit of the current period net operating loss and the non-deductible write-off of acquired in-process research and development and amortization of other assets received in the acquisition of Vivid Technology.

     Net Loss. The net loss for fiscal year 2000 was $23.7 million or $0.46 per share compared to a net loss of $1.7 million or $.03 per share in fiscal year 1999.

ACQUISITION OF VIVID TECHNOLOGY, INC.

     On October 28, 1999, Concurrent acquired Vivid Technology, a former competitor in the VOD industry. Vivid Technology's interactive stand-alone video-on-demand system ("the Vivid VOD system") was specifically being designed to integrate with the most popular digital set-top boxes manufactured by Motorola. The Vivid VOD system was also expected to be compatible with the digital set-top boxes manufactured by other leading cable operators such as Philips, Panasonic and Sony. The Vivid VOD system was based on a cluster of Microsoft Windows NT computers with proprietary hardware and software added to provide high video streaming capacity and fault tolerance. The Vivid VOD system was also being designed to eventually provide VOD service including pause, rewind, and fast forward VCR-like functions. The Vivid VOD system would also provide necessary back-office support software for video content management, video selection graphical user interface, subscriber management, purchase management, billing interfaces, content provider account settlement and consumer marketing feedback. In addition, the Vivid VOD system was being designed to support other interactive applications such as on-line banking, home shopping, merchandising and on-demand/addressable advertising.

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

     Subsequent to the acquisition date, Concurrent decided to merge the Vivid VOD system and the Concurrent VOD system into one standard VOD platform. Concurrent began shipping the new hardware platform at the end of the quarter ended September 30, 2000. Initially, the new hardware platform has two software alternatives, one which is compatible with digital set-top boxes manufactured by Motorola, using core software technology developed by and purchased from Vivid, and one which is compatible with digital set-top boxes manufactured by Scientific-Atlanta, Inc. The merger of these two software solutions into one standard solution is expected to be complete near the end of the calendar year 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The liquidity of Concurrent is dependent on many factors, including sales volume, operating profit, debt service and the efficiency of asset use and turnover. The future liquidity of Concurrent will be affected by, among other things:

     - The actual versus anticipated decline in sales of real-time proprietary systems and service maintenance revenue;
     -    Revenue  growth  from  VOD  systems;
     - Ongoing cost control actions and expenses, including for example, research and development and capital expenditures;
     -    The  margins  on  the  VOD  and  real-time  businesses;
     - Timing of product shipments which occur primarily during the last month of the quarter;
     - The percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles and which receivables are not included in the borrowing base of the revolving credit facility; and
     - The number of countries in which Concurrent operates, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases.

     Concurrent used cash of $0.2 million from operating activities in fiscal year 2001 compared to using cash of $0.5 million in fiscal year 2000, primarily due to the smaller loss generated by the VOD business during fiscal year 2001. Concurrent also has available a $5 million revolving credit facility with Wachovia Bank which expires December 31, 2002. Borrowings under the facility are limited to 85% of eligible accounts receivable and bear interest at between prime plus .75% or between LIBOR plus 2.25% and LIBOR plus 3.00% depending on Concurrent's ratio of Consolidated Funded Debt (as defined in the credit facility) to EBITDA. Concurrent has pledged substantially all of its assets as collateral for the facility. No borrowings were outstanding at June 30, 2001 under the credit facility. At June 30, 2001, the Company was in violation of its EBITDA covenant for the VOD division. On September 14, 2001, the Company amended its revolving credit facility and received a waiver of the covenant violation. See Note 10 to the Consolidated Financial Statements for additional details to the amendment.

     Concurrent invested $3.8 million in property, plant and equipment during fiscal year 2001 compared to $4.4 million during fiscal year 2000. Current year capital expenditures relate primarily to computer equipment, development and loaner equipment for the Xstreme division and leasehold improvements for the Duluth, Georgia facility.

     Concurrent received $1.2 million in fiscal year 2000 from the sale of its building in France and an additional $0.5 million from the sale of its subsidiary, Concurrent Vibrations.

     Concurrent received $3.9 million in proceeds from the issuance of Common Stock to employees and directors who exercised stock options during fiscal year 2001 compared to $6.9 million in fiscal year 2000.

     At June 30, 2001, Concurrent had working capital of $14.8 million and had no material commitments for capital expenditures. On July 19, 2001, Concurrent completed a private placement of 5.4 million shares of Concurrent's Common Stock resulting in additional net cash proceeds of approximately $24 million. Management of Concurrent believes that the existing cash balances including the proceeds from the private placement, available credit facility and funds generated by operations will be sufficient to meet the anticipated working capital and capital expenditure requirements for the next 12 months.

NEW  ACCOUNTING  STANDARDS  NOT  YET  ADOPTED

     In June 2001, the Financial Accounting Standards Board issued Statements No. 141, Business Combinations, and No. 142 ("FAS 142"), Goodwill and other Intangible Assets. Under FAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. FAS 142 is effective for fiscal years beginning after December 15, 2001. As permitted, Concurrent will early-adopt the statement as of July 1, 2001, the beginning of its fiscal year. Application of the new amortization provisions of FAS 142 is expected to increase Concurrent's net income by approximately $1.3 million ($0.02 per share) in years subsequent to fiscal year 2001. At June 30, 2001, goodwill amounted to $10.7 million and goodwill amortization expense was $1,281,000 in fiscal 2001, $854,000 in fiscal 2000 and $0 in fiscal 1999. During fiscal 2002, Concurrent will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2001. Until those tests are performed and other transitional issues are finalized, Concurrent cannot estimate what the effect of the initial adoption of the statements will have on its earnings and financial position.

DISCLOSURE  REGARDING  FORWARD-LOOKING  STATEMENTS

     Certain statements made in this report, and other written or oral statements made by or on behalf of Concurrent, may constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this report, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and Concurrent's future performance, as well as its expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect Concurrent's performance or results include, without limitation:

     -    availability  of  VOD  content;
     -    delays  or  cancellations  of  customer  orders;
     -    changes  in  product  demand;
     -    economic  conditions;
     -    various  inventory  risks  due  to  changes  in  market  conditions;
     - uncertainties relating to the development and ownership of intellectual property;
     - uncertainties relating to the ability of Concurrent and other companies to enforce their intellectual property rights;
     -    the  pricing and availability of equipment, materials and inventories;
     -    the  limited  operating  history  of  the  VOD  segment;
     -    the  concentration  of  Concurrent's  customers;
     -    failure  to  effectively  manage  growth;
     -    delays  in  testing  and  introductions  of  new  products;
     -    rapid  technology  changes;
     -    the  highly  competitive environment in which Concurrent operates; and
     - the entry of new well-capitalized competitors into Concurrent's markets and other risks and uncertainties.

     These statements are based on current expectations and speak only as of the date of such statements. Concurrent undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

     Concurrent is exposed to market risk from changes in interest rates and foreign currency exchange rates. Concurrent is exposed to the impact of interest rate changes on its short-term cash investments, which are backed by U.S. government obligations, and other investments in respect of institutions with the highest credit ratings, all of which have maturities of 3 months or less. These short-term investments carry a degree of interest rate risk. Concurrent believes that the impact of a 10% increase or decline in interest rates would not be material to its investment income. Concurrent conducts business in the United States and around the world. The most significant foreign currency transaction exposures relate to the United Kingdom, those Western European countries that use the Euro as a common currency, Australia and Japan. Concurrent does not hedge against fluctuations in exchange rates and believes that a hypothetical 10% upward or downward fluctuation in foreign currency exchange rates relative to the United States dollar would not have a material impact on future earnings, fair values, or cash flows.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The following consolidated financial statements and supplementary data for Concurrent are included herein.

                                                                                      PAGE
                                                                                      ----
Independent Auditors' Reports                                                           32

Consolidated Balance Sheets as of June 30, 2001 and 2000                                34

Consolidated Statements of Operations for each of the years
in the three-year period ended June 30, 2001                                            35

Consolidated Statements of Stockholders' Equity and Comprehensive Income
for each of the years in the three-year period ended June 30, 2001                      36

Consolidated Statements of Cash Flows for each of the years in the three-year period
ended June 30, 2001                                                                     37

Notes to Consolidated Financial Statements                                              38

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

     During fiscal year 1999, KPMG's report did not contain an adverse opinion or a disclaimer opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during fiscal year 1999 and any subsequent period, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III


ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on October 25, 2001 ("Registrant's 2001 Proxy Statement").

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Registrant's 2001 Proxy Statement.


ITEM  11.  EXECUTIVE  COMPENSATION

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Executive Compensation" in Registrant's 2001 Proxy Statement.


ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Common Stock Ownership of Management and Certain Beneficial Owners" in Registrant's 2001 Proxy Statement.

     The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions "Common Stock Ownership of Management and Certain Beneficial Owners," "Election of Directors" and "Executive Compensation" in Registrant's 2001 Proxy Statement.


                                     PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial  Statements  Filed  As  Part  Of  This  Report:

     Independent  Auditors'  Reports

     Consolidated  Balance  Sheets  as  of  June  30,  2001  and  2000

     Consolidated Statements of Operations for each of the years in the three-year period ended June 30, 2001

     Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the years in the three-year period ended June 30, 2001

     Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 2001

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

10.8     --    Employment  Agreement  dated  as  of  July  10,  2000 between the
               Registrant and Jack A. Bryant. (Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2000).

10.9*     --   Employment  Agreement  dated  as of December 13, 2000 between the
               Registrant  and  Paul  C.  Meyer.

10.10     --   Form  of  Incentive Stock Option Agreement between the Registrant and its executive officers. (Incorporated by reference to the Registrant's Registration Statement on Form S-1. (No. 33-45871)).

10.11     --   Form  of  Non-Qualified  Stock  Option  Agreement  between  the
               Registrant and its executive officers. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

10.12     --   Sublicensing  Agreement  between  the  Registrant  and  AT&T
               Information Systems. (Incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

10.13     --   Amended  and  Restated Loan and Security Agreement dated March 1,
               1998  between  the  Registrant  and Foothill Capital Corporation.
               (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998).

10.14     --   Loan  and  Security  Agreement  between  Concurrent  Computer
               Corporation  and  Wachovia  Bank,  N.A.,  dated November 3, 2000.
               (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000).

10.15*     --  Amendment No. 1 to Loan and Security Agreement between Concurrent
               Computer  Corporation  and  Wachovia  Bank, N.A., dated March 28,
               2001.

10.16*     --  Amendment No. 2 to Loan and Security Agreement between Concurrent
               Computer Corporation and Wachovia Bank, N.A., dated September 14,
               2001.

10.17     --   Video-On-Demand  Purchase Agreement, dated March 29, 2001, by and between  Concurrent  Computer  Corporation  and  Comcast  Cable
               Communications of Pennsylvania, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (Incorporated by reference to the Registrant's
               Quarterly  Report on Form 10-Q for the fiscal quarter ended March
               31,  2001).

16.1     --    Letter  regarding  change in certifying accountant. (Incorporated by reference to the Registrant's Current Report on Form 8-K dated
               November  4,  1999).

21.1*     --   List  of  Subsidiaries.

23.1*     --   Consent  of  Deloitte  &  Touche  LLP.

23.2*     --   Consent  of  KPMG  LLP

*  Included  herewith.

(b)  Reports  On  Form  8-K.

The following reports on Form 8-K were filed during the period covered by this report:
     - Current Report on Form 8-K filed on May 17, 2001 relating to the private placement of Common Stock.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
Concurrent  Computer  Corporation:


     We have audited the accompanying consolidated balance sheets of Concurrent Computer Corporation and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for the years then ended. Our audits also included the consolidated financial statement schedule for the years ended June 30, 2001 and 2000 listed in the Index at Item 14(a)(2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Concurrent Computer Corporation and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule for the years ended June 30, 2001 and 2000, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                            /s/ Deloitte & Touche LLP


Atlanta,  Georgia
August 3, 2001 (September 14, 2001 as to paragraph 2 of Note 10)

                          INDEPENDENT AUDITORS' REPORT



The  Board  of  Directors
Concurrent  Computer  Corporation



     We have audited the accompanying consolidated statements of operations, redeemable preferred stock, stockholders' equity and comprehensive income, and cash flows of Concurrent Computer Corporation and subsidiaries for the year ended June 30, 1999. In connection with our audit of the consolidated financial statements, we also audited the financial statement schedule for the year ended June 30, 1999, as listed in Item 14 (a)(2) of the Company's 2001 Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the results of operations and cash flows of Concurrent Computer Corporation and subsidiaries for the year ended
June 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended June 30, 1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.


                                  /s/  KPMG  LLP


Atlanta,  Georgia
July  31,  1999

                                       CONCURRENT COMPUTER CORPORATION
                                         CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                                JUNE 30,
                                                                                         ---------------------
                                                                                            2001       2000
                                                                                         ----------  ---------

                                                     ASSETS
Current assets:
   Cash and cash equivalents                                                             $   9,460   $ 10,082
   Accounts receivable, less allowance for doubtful accounts
      of $860 at June 30, 2001 and $484 at June 30, 2000                                    14,348     12,907
   Inventories                                                                               7,187      5,621
   Prepaid expenses and other current assets                                                 1,058      2,381
                                                                                         ----------  ---------
      Total current assets                                                                  32,053     30,991

Property, plant and equipment - net                                                         10,484     11,314
Purchased developed computer software - net                                                  1,583      1,773
Goodwill - net                                                                              10,744     11,981
Other long-term assets - net                                                                 2,188      1,019
                                                                                         ----------  ---------
Total assets                                                                             $  57,052   $ 57,078
                                                                                         ==========  =========


                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                 $  13,929   $ 13,297
   Deferred revenue                                                                          3,300      2,311
                                                                                         ----------  ---------
      Total current liabilities                                                             17,229     15,608

Long-term liabilities:
   Deferred revenue                                                                          1,193        297
   Other                                                                                     5,347      2,902
                                                                                         ----------  ---------
      Total liabilities                                                                     23,769     18,807

Stockholders' equity:
   Shares of series preferred stock, par value $.01; 25,000,000 authorized; none issued          -          -
   Shares of class A preferred stock, par value $100; 20,000 authorized; none issued             -          -
   Shares of common stock, par value $.01; 100,000,000 authorized;
     55,061,838 and 53,910,918  issued at June 30, 2001 and 2000, respectively                 551        538
   Capital in excess of par value                                                          140,352    135,394
   Accumulated deficit after eliminating accumulated deficit
     of $81,826 at December 31, 1991, date of quasi-reorganization                        (102,760)   (96,571)
   Treasury stock, at cost; 840 shares                                                         (58)       (58)
   Accumulated other comprehensive loss                                                     (4,802)    (1,032)
                                                                                         ----------  ---------
      Total stockholders' equity                                                            33,283     38,271
                                                                                         ----------  ---------

Total liabilities and stockholders' equity                                               $  57,052   $ 57,078
                                                                                         ==========  =========

The accompanying notes are an integral part of the consolidated financial statements.

                        CONCURRENT COMPUTER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  YEAR ENDED JUNE 30,
                                             -----------------------------
                                               2001      2000       1999
                                             --------  ---------  --------
Revenues:
  Product sales
    Real-time systems                        $25,740   $ 27,122   $30,389
    Video-on-demand systems                   23,814     11,952     1,208
                                             --------  ---------  --------
      Total product sales                     49,554     39,074    31,597
  Service and other                           23,267     29,016    38,366
                                             --------  ---------  --------
      Total                                   72,821     68,090    69,963

Cost of sales:
  Real-time and video-on-demand systems       27,193     20,111    15,001
  Service and other                           12,608     16,236    19,625
                                             --------  ---------  --------
      Total                                   39,801     36,347    34,626
                                             --------  ---------  --------

Gross margin                                  33,020     31,743    35,337

Operating expenses:
  Sales and marketing                         16,112     20,311    19,274
  Research and development                    11,579      9,775    10,046
  General and administrative                  10,920      9,277     6,883
  Cost of purchased in-process research and
    development                                    -     14,000         -
  Relocation and restructuring                     -      2,367         -
  Loss on facility held for sale                   -          -       423
                                             --------  ---------  --------
      Total operating expenses                38,611     55,730    36,626
                                             --------  ---------  --------

Operating loss                                (5,591)   (23,987)   (1,289)

Interest expense                                (214)      (127)     (261)
Interest income                                  302        316       295
Other non-recurring items                          0        761       (88)
Other income (expense) - net                     (86)       (78)       41
                                             --------  ---------  --------

Loss before provision for income taxes        (5,589)   (23,115)   (1,302)

Provision for income taxes                       600        600       363
                                             --------  ---------  --------

Net loss                                     $(6,189)  $(23,715)  $(1,665)
                                             ========  =========  ========

Basic and diluted net loss per share         $ (0.11)  $  (0.46)  $ (0.03)
                                             ========  =========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                                              CONCURRENT COMPUTER CORPORATION
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                                              EQUITY AND COMPREHENSIVE INCOME
                                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                            FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED JUNE 30, 2001

                                                 COMMON STOCK                               ACCUMULATED
                                           ----------------------  CAPITAL IN                  OTHER       TREASURY STOCK
                                                           PAR     EXCESS OF   ACCUMULATED COMPREHENSIVE   --------------
                                             SHARES       VALUE    PAR  VALUE    DEFICIT   INCOME (LOSS)   SHARES    COST   TOTAL
                                           -----------  ---------  ----------  ----------  --------------  -------  ------  -------

Balance at June 30, 1998                   47,632,309   $    476   $   97,136  $ (71,191)  $        (853)    (840)  $ (58) $25,510
Sale of common stock under stock plans        884,218          9        1,780                                                1,789
Comprehensive loss:
  Net loss                                                                        (1,665)                                   (1,665)
  Foreign currency translation adjustment                                                            377                       377
                                                                                                                            -------
    Total comprehensive loss                                                                                                (1,288)

                                           -----------  ---------  ----------  ----------  --------------  -------  ------  -------
Balance at June 30, 1999                   48,516,527        485       98,916    (72,856)           (476)    (840)    (58)  26,011
Sale of common stock under stock plans      3,160,692         31        7,277                                                7,308
Issuance of common stock related to
  acquisition of Vivid Technology           2,233,699         22       28,879                                               28,901
Performance warrants                                                      322                                                  322
Comprehensive loss:
  Net loss                                                                       (23,715)                                  (23,715)
  Foreign currency translation adjustment                                                           (556)                     (556)
                                                                                                                            -------
    Total comprehensive loss                                                                                               (24,271)

                                           -----------  ---------  ----------  ----------  --------------  -------  ------  -------
Balance at June 30, 2000                   53,910,918        538      135,394    (96,571)         (1,032)    (840)    (58)  38,271
Sale of common stock under stock plans      1,150,920         13        3,903                                                3,916
Performance warrants                                                    1,055                                                1,055
Comprehensive loss:
  Net loss                                                                        (6,189)                                   (6,189)
  Foreign currency translation adjustment                                                           (967)                     (967)
  Minimum pension liability adjustment                                                            (2,803)                   (2,803)
                                                                                                                            -------
    Total comprehensive loss                                                                                                (9,959)

                                           -----------  ---------  ----------  ----------  --------------  -------  ------  -------
Balance at June 30, 2001                   55,061,838   $    551   $  140,352  $(102,760)  $      (4,802)    (840)  $ (58)  $33,283
                                           ===========  =========  ==========  ==========  ==============  =======  ======  =======

                     The accompanying notes are an integral part of the consolidated financial statements.

                          CONCURRENT COMPUTER CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                                              YEAR ENDED JUNE 30,
                                                         -----------------------------
                                                           2001      2000       1999
                                                         --------  ---------  --------
Cash flows provided by (used in) operating activities:
  Net loss                                               $(6,189)  $(23,715)  $(1,665)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Write-off of in-process research and development           -     14,000         -
    Gain on sale of subsidiary                                 -       (761)        -
    Accrual of non-cash warrants                           1,055        322         -
    Loss on impairment of facility held for sale               -          -       423
    Loss on dissolution of subsidiary                          -          -       429
    Depreciation and amortization                          5,995      6,145     4,959
    Provision for inventory reserves                       1,712        550     1,087
    Stock compensation                                         -        368         -
    Other non-cash expenses                                  597        289        19
    Decrease (increase) in assets, net of effect of
      acquisitions and dispositions:
        Accounts receivable                               (2,031)     1,574     4,098
        Inventories                                       (3,278)    (1,530)      535
        Prepaid expenses and other current assets          1,047     (1,959)     (384)
        Other long-term assets                            (1,146)       216       318
    Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                632      4,028    (4,348)
        Short-term deferred revenue                          989     (1,170)     (240)
        Long-term liabilities                                404      1,128       (91)
                                                         --------  ---------  --------
Net cash provided by (used in) operating activities         (213)      (515)    5,140

Cash flows used in investing activities:
  Net additions to property, plant and equipment          (3,761)    (4,361)   (4,194)
  Net proceeds from sale of subsidiary                       276        496         -
  Proceeds from sale of facility                               -      1,223         -
  Other                                                        -         76         -
                                                         --------  ---------  --------
Net cash used in investing activities                     (3,485)    (2,566)   (4,194)

Cash flows provided by financing activities:
  Net payments of notes payable                                -          -      (425)
  Net repayment of debt                                      (71)       (33)   (1,123)
  Proceeds from sale and issuance of common stock          3,916      6,940     1,789
                                                         --------  ---------  --------
Net cash provided by financing activities                  3,845      6,907       241

Effect of exchange rates on cash and cash equivalents       (769)      (616)      (48)
                                                         --------  ---------  --------

Increase in cash and cash equivalents                       (622)     3,210     1,139
Cash and cash equivalents - beginning of year             10,082      6,872     5,733
                                                         --------  ---------  --------
Cash and cash equivalents - end of year                  $ 9,460   $ 10,082   $ 6,872
                                                         ========  =========  ========

Cash paid during the period for:
  Interest                                               $   277   $    242   $   258
                                                         ========  =========  ========
  Income taxes (net of refunds)                          $   621   $    257   $ 1,041
                                                         ========  =========  ========

Non-cash investing/financing activities:
  Non-cash consideration for acquisition                 $     -   $ 28,900   $     -
                                                         ========  =========  ========

  The accompanying notes are an integral part of the consolidated financial statements.

                         CONCURRENT COMPUTER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   OVERVIEW  OF  THE  BUSINESS

     Concurrent Computer Corporation ("Concurrent") is a leading supplier of high-performance computer systems, software, and services. In August 1999, Concurrent's emerging Video-On-Demand ("VOD") division opened its own facilities separate from its Real-Time division in order to maximize the focus in each of these businesses.

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

     Concurrent is also a leading provider of high-performance, real-time computer systems, solutions, and software for commercial and government markets. Concurrent's Real-Time division focuses on strategic market areas that include hardware-in-the-loop and man-in-the-loop simulation, data acquisition, industrial systems, and software and embedded applications.

     A "real-time" system or software is one specially designed to acquire, process, store, and display large amounts of rapidly changing information in real-time - that is, with microsecond response as changes occur. Concurrent has over thirty years of experience in real-time systems, including specific expertise in systems, applications software, productivity tools, and networking. Its systems provide real-time applications for gaming, simulation, engine test, air traffic control, weather analysis, and mission critical data services such as financial market information.

     In August, 1999, Concurrent's Corporate Headquarters and VOD division's offices were relocated to Duluth, Georgia from Fort Lauderdale, Florida. Its Real-Time division's offices and manufacturing facility remain in Fort Lauderdale and Pompano Beach, Florida.

     Concurrent provides sales and support from offices and subsidiaries throughout North America, South America, Europe, Asia, and Australia.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

   Principles  of  Consolidation

     The consolidated financial statements include the accounts of all wholly-owned domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

   Foreign  Currency

     The functional currency of substantially all of Concurrent's foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates of exchange prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity until the entity is sold or substantially liquidated. Gains or losses resulting from foreign currency transactions are included in the results of operations, except for those relating to intercompany transactions of a long-term investment nature which are accumulated in a separate component of stockholders' equity.

     Gains (losses) on foreign currency transactions of $1,000, $(3,000), and $132,000 for the years ended June 30, 2001, 2000, and 1999, respectively, are included in other income (expense) - net.

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

   Inventories

     Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. Concurrent establishes excess and obsolete inventory reserves based upon historical and anticipated usage.

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

   Revenue  Recognition  and  Related  Matters

     Video-on-demand and real-time system revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition. Concurrent recognizes revenue from video-on-demand and real-time systems when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable. Under multiple element arrangements, Concurrent allocates revenue to the various elements based on vendor-specific objective evidence ("VSOE") of fair value. Concurrent's VSOE of fair value is determined based on the price charged when the same element is sold separately.

     In certain instances, Concurrent's customers require significant customization of both the software and hardware products and, therefore, the revenues are recognized as long term contracts in conformity with Accounting Research Bulletin ("ARB") No. 45 "Long Term Construction Type Contracts", Statement of Position ("SOP") 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and SOP 97-2 "Software Revenue Recognition". For long-term contracts, revenue is recognized using the percentage-of-completion method of accounting based on costs incurred on the project compared to the total costs expected to be incurred through completion.

     Concurrent recognizes revenue from customer service plans ratably over the term of each plan, typically one year.

     Custom engineering and integration services performed by the Real-Time division are typically completed within 90 days from receipt of an order. Revenues from these services are recognized upon completion and delivery of the software solution to the customer.

   Capitalized  Software

     Concurrent accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS No. 86"). Under SFAS No. 86, the costs associated with software development are required to be capitalized after technological feasibility has been established. Concurrent ceases capitalization upon the achievement of customer availability. Costs incurred by Concurrent between technological feasibility and the point at which the products are ready for market are insignificant and as a result Concurrent has no internal software development costs capitalized at June 30, 2001 and 2000.

                         CONCURRENT COMPUTER CORPORATION

     Concurrent has not incurred costs related to the development or purchase of internal use software.

   Research  and  Development

     Research  and  development  expenditures  are  expensed  as  incurred.

   Basic  and  Diluted  Net  Income  (Loss)  per  Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including common share eqivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Common share equivalents of 3,930,000, 4,548,000 and 2,600,000 for the years ended June 30, 2001, 2000 and 1999, respectively, were excluded from the calculation as their effect was antidilutive.

   Impairment  of  Long-Lived  Assets

     Concurrent follows the provisions of SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Concurrent reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

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

   Income  Taxes

     Concurrent and its domestic subsidiaries file a consolidated federal income tax return. All foreign subsidiaries file individual tax returns pursuant to local tax laws. Concurrent follows the asset and liability method of accounting for income taxes. Under the asset and liability method, a deferred tax asset or liability is recognized for temporary differences between financial reporting and income tax bases of assets and liabilities, tax credit carryforwards and operating loss carryforwards. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that such deferred tax assets will not be realized. Utilization of net operating loss carryforwards and tax credits, which originated prior to Concurrent's quasi-reorganization effected on December 31, 1991, are recorded as adjustments to capital in excess of par value.

   Pensions  and  Postretirement  Benefits

     In February 1998, SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits," ("SFAS 132") was issued. SFAS 132 requires

                         CONCURRENT COMPUTER CORPORATION
additional disclosures concerning changes in Concurrent's pension and other postretirement benefit obligations and assets and eliminates certain disclosures no longer considered useful. Concurrent has adopted the provisions of this standard in fiscal year 1999. The adoption of this statement did not impact
Concurrent's consolidated financial position, results of operations, or cash flows, and any effects are limited to the form and content of its disclosures.

   Stock-Based  Compensation

     Concurrent accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net (loss) income and pro forma (loss) income per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. Concurrent has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

   Segment  Information

     Concurrent operated in one segment for management reporting purposes until July 1, 1999 when Concurrent separated the facilities personnel and reporting for the VOD division from the Real-Time division. Concurrent has separately reported the fiscal year 2001 and 2000 operating results for both the VOD division and the Real-Time division.

   Comprehensive  (Loss)  Income

     Effective July 1, 1998, Concurrent adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income is defined as a change in equity during the financial reporting period of a business enterprise resulting from non-owner sources.

Accumulated other comprehensive income (loss) consists of the following components:

                               FOREIGN                      ACCUMULATED
                              CURRENCY        MINIMUM          OTHER
                             TRANSLATION      PENSION      COMPREHENSIVE
                             ADJUSTMENTS     LIABILITY     INCOME (LOSS)
                            -------------  -------------  ---------------
Balance at June 30, 1998    $       (853)  $          -   $         (853)
Other comprehensive income           377              -              377
                            -------------  -------------  ---------------
Balance at June 30, 1999            (476)             -             (476)
Other comprehensive loss            (556)             -             (556)
                            -------------  -------------  ---------------
Balance at June 30, 2000          (1,032)             -           (1,032)
Other comprehensive loss            (967)        (2,803)          (3,770)
                            -------------  -------------  ---------------
Balance at June 30, 2001    $     (1,999)  $     (2,803)  $       (4,802)
                            =============  =============  ===============

                         CONCURRENT COMPUTER CORPORATION

   Use  of  Estimates

     Management of Concurrent has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet dates and the reporting of revenues and expenses during the reporting periods, to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

   Reclassifications

     Certain prior years' amounts have been reclassified to conform with the current year's presentation.

3.   ACQUISITION

     On October 28, 1999, Concurrent acquired Vivid Technology, Inc. ("Vivid") for total consideration of $29.4 million, consisting of 2,233,699 shares of Common Stock valued at $24.7 million, $0.5 million of acquisition costs, and 378,983 shares reserved for future issuance upon exercise of stock options with a value of $4.2 million. The acquisition was treated as a purchase for accounting purposes, and, accordingly, the assets and liabilities were recorded based on their fair values at the date of the acquisition. The purchase price allocation and the respective useful lives of the intangible assets are as follows:

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

     Consistent with Concurrent's policy for internally developed software, Concurrent determined the amounts to be allocated to IPR&D based on whether technological feasibility had been achieved and whether there was any alternative future use for the technology. As of the date of the acquisition, Concurrent concluded that the IPR&D had no alternative future use after taking into consideration the potential for usage of the software in different products, resale of the software and internal usage.

                         CONCURRENT COMPUTER CORPORATION

     The following unaudited pro forma information presents the results of operations of Concurrent as if the acquisition had taken place on July 1, 1998 and includes the one-time charge related to the write-off of the purchased IPR&D of $14 million for the fiscal year ended June 30, 2000:

                                           YEAR ENDED JUNE 30,
                                           -------------------
                                             2000       1999
                                           ---------  --------
                                          (DOLLARS IN THOUSANDS,
                                        EXCEPT PER SHARE AMOUNTS)

     Revenues                              $ 68,444   $70,603
                                           =========  ========
     Net loss                              $(24,717)  $(4,419)
                                           =========  ========
     Basic and diluted net loss per share  $  (0.47)  $ (0.09)
                                           =========  ========

4.   RESTRUCTURING  AND  RELOCATION

     In August 1999, Concurrent relocated its Corporate Headquarters and its VOD division to Duluth, Georgia. In connection with this move, Concurrent incurred employee relocation costs of $769,000, which is recorded as an operating expense in the consolidated statement of operations for the year ended June 30, 2000. As of June 30, 2001 and 2000, all costs had been paid and there were no remaining accrued costs.

     In addition to the VOD division relocation discussed above, management decided in the first quarter of fiscal year 2000 to "right-size" the Real-Time division to bring its expenses in line with its anticipated revenues. In connection with these events, Concurrent recorded a $1.6 million operating expense in the consolidated statement of operations for the year ended June 30, 2000. This expense represents workforce reductions of approximately 38 employees in all areas of Concurrent. As of June 30, 2000, all costs had been paid and there were no remaining accrued costs.

     In connection with the acquisition of the Harris Computer Systems Corporation ("HCSC") Real-Time division, Concurrent recorded a $23.2 million restructuring provision as of June 30, 1996. Such charge, based on formal approved plans, included the estimated costs related to the rationalization of facilities, workforce reductions, asset writedowns and other costs which represented approximately 44%, 28%, 26%, and 2%, respectively. The rationalization of facilities included the planned disposition of Concurrent's Oceanport, New Jersey facility, as well as the closing or downsizing of certain offices located throughout the world. The workforce reductions included the termination of approximately 200 employees worldwide, encompassing substantially all of Concurrent's employee groups. The asset writedowns were primarily related to the disposition of duplicative machinery and equipment. Cash expenditures related to this restructuring were $117,000 and $600,000 for the years ended June 30, 2000 and 1999, respectively. As of June 30, 2000, all costs had been paid and there were no remaining accrued costs.

     On May 5, 1992, Concurrent had entered into an agreement with the Industrial Development Authority (the "IDA") to maintain a presence in Ireland through April 30, 1998. In connection with the acquisition of the HCSC Real-Time division, Concurrent closed its Ireland operations in December 1996 and was required to repay grants to the IDA of approximately $484,000 (360,000 Irish pounds). During fiscal year 1999, $394,000 was paid to the IDA and the remaining amount of $90,000 was paid in fiscal 2000. As of June 30, 2000, all costs had been paid and there were no remaining accrued costs.

5.   DISSOLUTION  OF  SUBSIDIARY

     During the year ended June 30, 1999, Concurrent dissolved its subsidiary Concurrent Computer Corporation France (the "French Branch"). However, the French Branch should not be confused with Concurrent Computer Corporation S.A.,

                         CONCURRENT COMPUTER CORPORATION

Concurrent's continuing French subsidiary. In connection with the dissolution, all assets and liabilities of the French Branch were assumed by Concurrent. As a result, a loss of $429,000, representing the write off of the French Branch's cumulative translation adjustment, was recorded as other non-recurring items in the consolidated statement of operations for the year ended June 30, 1999.

6.   SALE  OF  SUBSIDIARY

     On September 8, 1999, Concurrent entered into an agreement to sell the stock of Concurrent Vibrations, a wholly owned subsidiary of Concurrent Computer Corporation S.A., to Data Physics, Inc. The transaction, which had an effective date of August 31, 1999, resulted in a gain of $761,000. This gain is recorded as other non-recurring items in the consolidated statement of operations for the year ended June 30, 2000.

7.   INVENTORIES

     Inventories  consist  of  the  following:

                               JUNE 30,
                      --------------------------
                          2001          2000
                      ------------  ------------
                        (DOLLARS  IN  THOUSANDS)

     Raw Materials    $      5,709  $      4,333
     Work-in-process         1,178           947
     Finished Goods            300           341
                      ------------  ------------
                      $      7,187  $      5,621
                      ============  ============

     At June 30, 2001 and 2000, some portion of Concurrent's inventory was in excess of the current requirements based upon the planned level of sales for future years. Accordingly, Concurrent recorded an accrual for inventory reserves of $3.5 million and $4.0 million to reduce the value of the inventory to its estimated net realizable value at June 30, 2001 and 2000, respectively.

8.   PROPERTY,  PLANT  AND  EQUIPMENT

     Property,  plant  and  equipment  consists  of  the  following:

                                                            JUNE 30,
                                                      --------------------
                                                        2001       2000
                                                      ---------  ---------
                                                     (DOLLARS IN THOUSANDS)


     Buildings and leasehold improvements              $  2,217  $  2,131
     Machinery, equipment and customer support spares    31,170    31,346
                                                      ---------  ---------
                                                         33,387    33,477
     Less: Accumulated depreciation                     (22,903)  (22,163)
                                                      ---------  ---------
                                                       $ 10,484  $ 11,314
                                                      =========  =========

     For the years ended June 30, 2001, 2000 and 1999, depreciation and amortization expense for property, plant and equipment amounted to $4,386,000, $4,148,000 and $4,087,000, respectively.

     In fiscal year 1999, Concurrent entered into an agreement to sell its France facility. In connection with this transaction, which was finalized in the first quarter of fiscal year 2000, the facility was written down by $0.4 million to its estimated fair market value of $1.2 million, based upon a valuation by the acquiring company, and classified as a facility held for sale

                         CONCURRENT COMPUTER CORPORATION
in the consolidated balance sheet. The loss on facility held for sale is reflected as an operating expense in the consolidated statement of operations for fiscal year 1999.

9.   ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     Accounts  payable  and  accrued  expenses  consist  of  the  following:


                                              JUNE 30,
                                     --------------------------
                                         2001          2000
                                     ------------  ------------
                                       (DOLLARS IN THOUSANDS)

     Accounts payable, trade         $      4,277  $      4,484
     Accrued payroll, vacation and
       other employee expenses              6,090         6,292
     Warranty accrual                         977           668
     Other accrued expenses                 2,585         1,853
                                     ------------  ------------
                                     $     13,929  $     13,297
                                     ============  ============

10.  REVOLVING  CREDIT  FACILITY

     Concurrent has a revolving credit facility with a bank that expires on June 30, 2002 and which provides for borrowings of up to $15 million at an interest rate at between prime (6.75% at June 30, 2001) plus 0.75% or LIBOR plus 2.25% and LIBOR plus 3.00% depending on Concurrent's ratio of Consolidated Funded Debt (as defined in the credit facility) to EBITDA. Concurrent has pledged substantially all of its assets as collateral for the facility. No borrowings were outstanding at June 30, 2001 under the credit facility.

     At June 30, 2001, the Company was in violation of its EBITDA covenant for the VOD division. On September 14, 2001, the Company amended its revolving credit facility and received a waiver of the covenant violation. Among the items amended include the reduction of the maximum borrowings to $5 million, changes to the minimum EBITDA covenants, and an extension of the expiration date of the revolving credit facility from June 30, 2002 to December 31, 2002. In consideration for the amendments to the revolving credit facility and the waiver of the covenant violation, the Company paid certain fees and expenses aggregating approximately $40,000.

11.  INCOME  TAXES

     The domestic and foreign components of income (loss) before provision for income taxes are

                                 YEAR ENDED JUNE 30,
                   -------------------------------------------
                       2001           2000           1999
                   -------------  -------------  -------------
                              (DOLLARS  IN  THOUSANDS)

    United States  $     (5,222)  $    (22,952)  $     (1,420)
    Foreign                (367)          (163)           118
                   -------------  -------------  -------------
                   $     (5,589)  $    (23,115)  $     (1,302)
                   =============  =============  =============

                         CONCURRENT COMPUTER CORPORATION

     The  components  of  the  provision  for  income  taxes  are  as  follows:

                                      YEAR ENDED JUNE 30,
                          -----------------------------------------
                              2001          2000       1999
                          ------------  ------------  -------------
                                  (DOLLARS  IN  THOUSANDS)
     Current:
       Federal            $          -  $          -  $          -
       Foreign                     600           201         1,056
                          ------------  ------------  -------------
         Total                     600           201         1,056
                          ------------  ------------  -------------

     Deferred:
       Federal                       -             -             -
       Foreign (benefit)             -           399          (693)
                          ------------  ------------  -------------
         Total                       -           399          (693)
                          ------------  ------------  -------------

     Total                $        600  $        600  $        363
                          ============  ============  =============

     A reconciliation of the income tax (benefit) expense computed using the Federal statutory income tax rate to Concurrent's provision for income taxes is as follows:

                                                   YEAR ENDED JUNE 30,
                                              -----------------------------
                                                2001      2000       1999
                                              --------  ---------  --------
                                                  (DOLLARS  IN  THOUSANDS)

     Loss before provision for
       income taxes                           $(5,589)  $(23,115)  $(1,302)
                                              --------  ---------  --------
     Tax (benefit) at Federal statutory rate   (1,899)    (7,859)     (443)
     Change in valuation allowance             (2,264)     2,749    (1,442)
     Non-deductible in-process research and
       development charge                           -      4,760         -
     Other permenant differences, net           4,763        950     2,248
                                              --------  ---------  --------
     Provision for income taxes               $   600   $    600   $   363
                                              ========  =========  ========

                         CONCURRENT COMPUTER CORPORATION

     As of June 30, 2001 and 2000, Concurrent's deferred tax assets and liabilities were comprised of the following:

                                                               JUNE 30,
                                                         --------------------
                                                            2001       2000
                                                         ---------  ---------
                                                        (DOLLARS IN THOUSANDS)

Gross deferred tax assets related to:
  U.S. and foreign net operating loss carryforwards      $ 69,761   $ 66,755
  Book and tax basis differences for reporting purposes       169        206
  Other reserves                                            5,794      3,789
  Accrued compensation                                        458        718
  Other                                                       810      2,434
                                                         ---------  ---------
    Total gross deferred tax assets                        76,992     73,902
Valuation allowance                                       (74,779)   (71,956)
                                                         ---------  ---------
    Total deferred tax asset                                2,213      1,946

Gross deferred tax liabilities related to
  property and equipment/other                              1,552      1,652
                                                         ---------  ---------
    Total gross deferred tax liability                      1,552      1,652
                                                         ---------  ---------

    Deferred income taxes                                $    661   $    294
                                                         =========  =========

     Any future benefits attributable to the U.S. Federal net operating loss carryforwards which originated prior to Concurrent's quasi-reorganization are accounted for through adjustments to capital in excess of par value. Under
Section 382 of the Internal Revenue Code, future benefits attributable to the net operating loss carryforwards and tax credits which originated prior to Concurrent's quasi-reorganization and those which originated subsequent to
Concurrent's quasi-reorganization through the date of Concurrent's 1993 comprehensive refinancing ("1993 Refinancing") are limited to approximately $0.3 million per year. Concurrent's U.S. Federal net operating loss carryforwards begin to expire in 2004. As of June 30, 2001, Concurrent has remaining utilizable U.S. Federal tax net operating loss carryforwards of approximately $172 million for income tax purposes. Approximately $62 million of these net operating loss carryforwards originated prior to Concurrent's 1993 Refinancing and are limited to $300,000 per year.

     The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options increased the operating loss carryforward by approximately $5.1 million for the year ended June 30, 2001. Such benefits will be recorded as an increase to additional paid-in capital when realized.

     Deferred income taxes have not been provided for undistributed earnings of foreign subsidiaries, which originated subsequent to Concurrent's quasi-reorganization, primarily due to Concurrent's required investment in certain subsidiaries.

     Additionally, deferred income taxes have not been provided on undistributed earnings of foreign subsidiaries which originated prior to Concurrent's quasi-reorganization. The impact of both the subsequent repatriation of such earnings and the resulting offset, in full, from the utilization of net operating loss carryforwards will be accounted for through adjustments to capital in excess of par value.

                         CONCURRENT COMPUTER CORPORATION

     The valuation allowance for deferred tax assets as of June 30, 2001 and 2000 was approximately $75 million and $72 million, respectively. The net change in the total valuation allowance for the year ended June 30, 2001 was an increase of approximately $2.8 million. The net increase in the total valuation allowance for the year ended June 30, 2000 was approximately $14.6 million and the net decrease in the total valuation allowance for the year ended June 30, 1999 was approximately $1.4 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As such, the deferred tax assets have been reduced by the valuation allowance since management considers more likely than not that these deferred tax assets will not be realized.

12.  PENSIONS  AND  OTHER  POSTRETIREMENT  BENEFITS

     Concurrent maintains a retirement savings plan (the "Plan") available to U.S. employees which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Concurrent may make a discretionary matching contribution equal to 100% of the first 6% of employees' contributions. For the years ended June 30, 2001, 2000 and 1999, Concurrent matched 100% of the employees' Plan contributions up to 6%.

     Concurrent's  matching  contributions  under  the  Plan  are  as  follows:

                              2001         2000         1999
                            ----------  -----------  -----------
                                   (DOLLARS IN THOUSANDS)

    Matching contribution   $    1,120  $     1,378  $     1,040

                         CONCURRENT COMPUTER CORPORATION

     Certain foreign subsidiaries of Concurrent maintain pension plans for their employees which conform to the common practice in their respective countries. The related changes in benefit obligation and plan assets and the amounts recognized in the consolidated balance sheets are presented in the following tables:


Reconciliation  of  Funded  Status
----------------------------------
                                                             JUNE 30,
                                                       --------------------
                                                         2001       2000
                                                       ---------  ---------
                                                      (DOLLARS IN THOUSANDS)

Change in benefit obligation:
Benefit obligation at beginning of year                $ 15,431   $ 14,230
Service cost                                                281        313
Interest cost                                               837        923
Plan participants' contributions                             52         67
Actuarial loss                                            1,268         10
Foreign currency exchange rate change                    (1,920)       (60)
Benefits paid                                              (588)       (52)
                                                       ---------  ---------
Benefit obligation at end of year                      $ 15,361   $ 15,431
                                                       =========  =========

Change in plan assets:
Fair value of plan assets at beginning of year         $ 15,322   $ 14,081
Actual return on plan assets                               (793)     1,049
Employer contributions                                      114        158
Plan participants' contributions                             52         67
Benefits paid                                              (559)       (33)
Foreign currency exchange rate change                    (1,710)         -
                                                       ---------  ---------
Fair value of plan assets at end of year               $ 12,426   $ 15,322
                                                       =========  =========

Funded status                                          $ (2,935)  $   (109)
Unrecognized actuarial loss (income)                      2,720       (121)
Unrecognized prior service cost                             205        243
Unrecognized net transition asset                           (85)      (151)
                                                       ---------  ---------
Net amount recognized                                  $    (95)  $   (138)
                                                       =========  =========

Amounts Recognized in the Consolidated Balance Sheet
----------------------------------------------------

                                                             JUNE 30,
                                                       --------------------
                                                         2001       2000
                                                       ---------  ---------
                                                      (DOLLARS IN THOUSANDS)

Accrued pension cost, net                              $ (3,106)  $   (138)
Intangible asset                                            208          -
Accumulated other comprehensive loss                      2,803          -
                                                       ---------  ---------
Net amount recognized in balance sheet                 $    (95)  $   (138)
                                                       =========  =========

                         CONCURRENT COMPUTER CORPORATION

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $15.4 million, $14.9 million and $12.4 million, respectively, as of June 30, 2001, and $2.7 million, $2.7 million and $1.6 million, respectively, as of June 30, 2000.

     Plan assets are comprised primarily of investments in managed funds consisting of common stock, money market and real estate investments.

     The assumptions used to measure the present value of benefit obligations and net periodic benefit cost are shown in the following table:

     Significant Assumptions
     -----------------------

                                                      JUNE 30,
                                     -------------------------------------------
                                          2001          2000           1999
                                     -------------  -------------  -------------

     Discount rate                   6.0% to 6.25%  6.0% to 6.25%  6.0% to 6.25%
     Expected return on plan assets  5.75% to 6.0%       6.0%           6.0%
     Compensation increase rate       3.5% to 4.5%   3.5% to 4.5%   3.5% to 4.5%


Components  of  Net  Periodic  Benefit  Cost
--------------------------------------------

                                                         YEAR ENDED JUNE 30,
                                                        ----------------------
                                                         2001    2000    1999
                                                        ------  ------  ------

Service cost                                            $ 281   $ 313   $ 336
Interest cost                                             837     923     886
Expected return on plan assets                           (839)   (918)   (873)
Amortization of unrecognized net transition obligation    (63)    (69)    (69)
Amortization of unrecognized prior service benefit         22      24      25
Recognized actuarial loss                                 (30)    (27)    (51)
                                                        ------  ------  ------
Net periodic benefit cost                               $ 208   $ 246   $ 254
                                                        ======  ======  ======

13.  SEGMENT  INFORMATION

     For the years ended June 30, 2001 and 2000, Concurrent operated its business in two divisions: Real-Time and VOD. Its Real-Time division is a leading provider of high-performance, real-time computer systems, solutions and software for commercial and government markets focusing on strategic market areas that include hardware-in-the-loop and man-in-the-loop simulation, data acquisition, industrial systems, and software and embedded applications. Its VOD division is a leading supplier of digital video server systems to a wide range of industries serving a variety of markets, including the broadband/cable, hospitality, intranet/distance learning, and other related markets. Customer service and support revenues derived from VOD sales arrangements are included in Product Sales and are not material. Shared expenses are primarily allocated based on either revenues or headcount. There were no material intersegment sales or transfers. For the year ended June 30, 2001, one customer accounted for approximately 12% of the total Real-Time revenue and three customers accounted for approximately 84% of the total VOD revenue. There were no other customers that accounted for more than 10% of revenue for either division. The following summarizes the operating income (loss) by segment for the years ended June 30, 2001 and 2000, respectively. Corporate costs include costs related to the offices of the Chief Executive Officer, Chief Financial Officer, Investor

                         CONCURRENT COMPUTER CORPORATION

Relations and other administrative costs including annual audit and tax fees, board of director fees and similar costs.

                                        YEAR ENDED JUNE 30, 2001
                               -------------------------------------------
                               REAL-TIME     VOD      CORPORATE    TOTAL
                               ----------  --------  -----------  --------
                                          (DOLLARS IN THOUSANDS)

Revenues:
  Product sales                $   25,740  $23,814   $        -   $49,554
  Service and other                23,267        -            -    23,267
                               ----------  --------  -----------  --------
     Total                         49,007   23,814            -    72,821

Cost of sales:
  Systems                          14,102   13,091            -    27,193
  Service and other                12,608        -            -    12,608
                               ----------  --------  -----------  --------
     Total                         26,710   13,091            -    39,801
                               ----------  --------  -----------  --------

Gross margin                       22,297   10,723            -    33,020

Operating expenses
  Sales and marketing               7,548    8,007          557    16,112
  Research and development          3,493    8,086            -    11,579
  General and administrative        1,748    2,635        6,537    10,920
                               ----------  --------  -----------  --------
    Total operating expenses       12,789   18,728        7,094    38,611
                               ----------  --------  -----------  --------
Operating income (loss)        $    9,508  $(8,005)  $   (7,094)  $(5,591)
                               ==========  ========  ===========  ========

                         CONCURRENT COMPUTER CORPORATION

                                                                       YEAR ENDED JUNE 30, 2000
                                                            ---------------------------------------------
                                                            REAL-TIME      VOD      CORPORATE     TOTAL
                                                            ----------  ---------  -----------  ---------
                                                                      (DOLLARS  IN  THOUSANDS)


Revenues:
    Product sales                                           $   27,122  $ 11,952   $        -   $ 39,074
    Service and other                                           29,016         -            -     29,016
                                                            ----------  ---------  -----------  ---------
        Total                                                   56,138    11,952            -     68,090

Cost of sales:
    Systems                                                     12,345     7,766            -     20,111
    Service and other                                           16,236         -            -     16,236
                                                            ----------  ---------  -----------  ---------
       Total                                                    28,581     7,766            -     36,347
                                                            ----------  ---------  -----------  ---------

Gross margin                                                    27,557     4,186            -     31,743

Operating expenses
    Sales and marketing                                         11,942     8,040          329     20,311
    Research and development                                     4,173     5,602            -      9,775
    General and administrative                                   1,879     1,861        5,537      9,277
    Cost of purchased in-process research and development            -    14,000            -     14,000
    Relocation and restructuring                                 1,208     1,159            -      2,367
                                                            ----------  ---------  -----------  ---------
       Total operating expenses                                 19,202    30,662        5,866     55,730
                                                            ----------  ---------  -----------  ---------

Operating income (loss)                                     $    8,355  $(26,476)  $   (5,866)  $(23,987)
                                                            ==========  =========  ===========  =========

Summarized financial information for fiscal year 2001 and 2000, respectively, is as follows:

                                AS OF AND FOR THE YEAR ENDED JUNE 30, 2001
                                ---------- --------------------------------
                                REAL-TIME     VOD      CORPORATE    TOTAL
                                ----------  --------  -----------  --------
                                            (DOLLARS IN THOUSANDS)

Net sales                       $   49,007  $23,814   $        -   $72,821
Operating income (loss)         $    9,508  $(8,005)  $   (7,094)  $(5,591)
Identifiable assets             $   19,179  $31,880   $    5,993   $57,052
Depreciation and amortization   $    2,631  $ 2,746   $      618   $ 5,995
Capital expenditures            $      978  $ 2,536   $      247   $ 3,761

                         CONCURRENT COMPUTER CORPORATION

                                AS OF AND FOR THE YEAR ENDED JUNE 30, 2000
                                ---------- --------------------------------
                                REAL-TIME     VOD      CORPORATE    TOTAL
                                ----------  --------  -----------  --------
                                           (DOLLARS IN THOUSANDS)

Net sales                       $   56,138  $ 11,952   $        -   $ 68,090
Operating income (loss)         $    8,355  $(26,476)  $   (5,866)  $(23,987)
Identifiable assets             $   22,610  $ 28,909   $    5,559   $ 57,078
Depreciation and amortization   $    3,071  $  2,259   $      815   $  6,145
Capital expenditures            $    1,252  $  2,286   $      823   $  4,361

     The VOD division became a reportable segment during fiscal 2000. Revenues generated from VOD sales were $1.2 million for the year ended June 30, 1999. It is impracticable to attain operating income (loss), identifiable assets, depreciation and amortization and capital expenditures for the VOD division as of and for the year ended June 30, 1999 as Concurrent operated as one segment for that period.

14.  EMPLOYEE  STOCK  PLANS

     Concurrent has a Stock Option Plan providing for the grant of incentive stock options to employees and non-qualified stock options to employees, non-employee directors and consultants. The Stock Option Plan is administered by the Stock Award Committee comprised of members of the Compensation Committee of the Board of Directors or the Board of Directors, as the case may be. Under the plan, the Stock Award Committee may award, in addition to stock options, shares of Common Stock on a restricted basis. The plan also specifically provides for stock appreciation rights and authorizes the Stock Award Committee to provide, either at the time of the grant of an option or otherwise, that the option may be cashed out upon terms and conditions to be determined by the Committee or the Board. No stock appreciation rights have been granted during the years ended June 30, 2001, 2000, and 1999. Options issued under the Stock Option Plan generally vest over four years and are exercisable for ten years from the grant date. The plan terminates on January 31, 2002. Stockholders have approved the purchase of up to 13,500,000 shares under the plan.

     Changes in options outstanding under the plan during the years ended June 30, 2001, 2000, and 1999 are as follows:

                                               2001                    2000                   1999
                                   ------------------------  ---------------------  ----------------------
                                                  WEIGHTED                WEIGHTED               WEIGHTED
                                                  AVERAGE                  AVERAGE               AVERAGE
                                                  EXERCISE                EXERCISE               EXERCISE
                                       SHARES      PRICE        SHARES      PRICE      SHARES     PRICE
                                   ------------  ----------  ------------  -------  ----------  ----------
Outstanding at beginning of year     5,681,521   $     4.28    7,190,969   $  2.56  5,852,794   $    2.13
Granted                              1,049,600   $    12.03    1,763,419   $  7.60  2,453,500   $    3.51
Exercised                           (1,140,333)  $     3.17   (3,127,306)  $  2.23   (884,283)  $    2.02
Forfeited                             (202,627)  $     4.96     (145,561)  $  3.91   (231,042)  $    2.17
                                   ------------              ------------           ----------
Outstanding at year end              5,388,161   $     6.00    5,681,521   $  4.28  7,190,969   $    2.56
                                   ============              ============           ==========

Options exercisable at year end      2,638,708                 2,600,401            3,498,533
                                   ============              ============           ==========

Weighted average fair value of
  options granted during the year  $     11.91               $      5.62            $    1.56
                                   ============              ============           ==========

                         CONCURRENT COMPUTER CORPORATION

     Options with respect to 2,638,708 shares of Common Stock, with an average exercise price of $3.79 were exercisable at June 30, 2001. The weighted-average fair value of the stock options granted during 2001, 2000 and 1999 was $8,357,026, $4,715,526, and $1,870,148, respectively, on the date of grant using the Black Scholes option-pricing model. The weighted-average assumptions used were: expected dividend yield 0%, risk-free interest rate 5%, expected life of 6 years and an expected volatility of 206%, 106%, and 70% for the years ended June 30, 2001, 2000 and 1999, respectively.

     The following table summarizes information about stock options outstanding and exercisable at June 30, 2001:

                                 OUTSTANDING OPTIONS               OPTIONS EXERCISABLE
                    ------------------------------------------  ---------------------------
                     WEIGHTED
                      AVERAGE                        WEIGHTED                     WEIGHTED
   RANGE OF          REMAINING                        AVERAGE                      AVERAGE
   EXERCISE         CONTRACTUAL                      EXERCISE                     EXERCISE
   PRICES              LIFE      AT JUNE 30, 2001     PRICE     AT JUNE 30, 2001   PRICE
-------------------------------------------------------------------------------------------
 $ 0.37  - $0.99          6.03            271,935  $     0.42            271,935  $ 0.42
 $ 1.00  - $1.99          5.28            149,365        1.50            149,365    1.50
 $ 2.00  - $2.99          6.21          2,173,442        2.50          1,514,449    2.39
 $ 3.00  - $3.99          6.17              5,233        3.19              5,233    3.19
 $ 4.00  - $4.99          7.63            299,173        4.41            113,173    4.41
 $ 5.00  - $5.99          7.71            288,100        5.06            173,937    5.03
 $ 6.00  - $6.99          8.11            277,383        6.69             33,219    6.65
 $ 7.00  - $7.99          9.52            149,700        7.02             21,767    7.04
 $ 8.00  - $8.99          8.13            227,330        8.00             67,119    8.00
 $ 10.00 - $10.99         8.37            544,500       10.12            173,174   10.12
 $ 11.00 - $11.99         8.33             17,000       11.06             17,000   11.06
 $ 12.00 - $12.99         9.20            787,500       12.40                  -       -
 $ 13.00 - $13.99         8.65             20,000       13.75              6,667   13.75
 $ 17.00 - $17.99         9.18             35,000       17.84                  -       -
 $ 18.00 - $18.99         8.91            127,500       18.53             88,336   18.53
 $ 19.00 - $19.99         8.88             15,000       19.48              3,334   19.63
                                 -----------------              -----------------
                          7.37          5,388,161  $     6.00          2,638,708  $ 3.79
                                 =================              =================

     Concurrent applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had Concurrent determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, Concurrent's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                         CONCURRENT COMPUTER CORPORATION

                                               YEAR ENDED JUNE 30,
                                        -------------------------------
                                           2001      2000        1999
                                        ---------  ---------  ---------
                                            (DOLLARS  IN  THOUSANDS,
                                          EXCEPT  PER  SHARE  AMOUNTS)

Net loss
    As reported                         $ (6,189)  $(23,715)  $ (1,665)
    Pro forma                           $(14,546)  $(28,431)  $ (3,535)

Net loss per share - basic and diluted
    As reported                         $  (0.11)  $  (0.46)  $  (0.03)
    Pro forma                           $  (0.27)  $  (0.55)  $  (0.07)

15.  ISSUANCE  AND  ACCRUAL  OF  NON-CASH  WARRANTS

     On March 29, 2001, Concurrent entered into a definitive purchase agreement with Comcast Cable, providing for the purchase of VOD equipment. As part of that agreement Concurrent agreed to issue three different types of warrants.

     Concurrent issued warrants to purchase 50,000 shares of its Common Stock on March 29, 2001, exercisable at $5.196 per share over a four year term. These warrants are referred to as the "Initial Warrants". Concurrent has recognized $224,000 in the consolidated statements of operations for the year ended June 30, 2001 as a reduction to revenue for the value of these warrants.

     Concurrent is also generally obligated to issue new warrants to purchase shares of its Common Stock to Comcast at the end of each quarter through March 31, 2004, based upon specified performance goals which are measured by the number of Comcast basic cable subscribers that have the ability to utilize the VOD service. The incremental number of subscribers that have access to VOD at each quarter end as compared to the prior quarter end multiplied by a specified percentage is the number of additional warrants that were earned during the quarter. These warrants are referred to as the "Performance Warrants".

     Concurrent will also issue additional warrants to purchase shares of its Common Stock, if at the end of any quarter the then total number of Comcast basic cable subscribers with the ability to utilize the VOD system exceeds specified threshold levels. These warrants are referred to as the "Cliff Warrants".

     Concurrent is recognizing the value of the Performance Warrants and the Cliff Warrants over the term of the agreement as Comcast purchases additional VOD servers from Concurrent and makes the service available to its customers. Concurrent has recognized $433,000 in the consolidated statements of operations for the year ended June 30, 2001 as a reduction to revenue for the value of the Performance Warrants and Cliff Warrants that have been earned but not yet issued.

     The value of the warrants is determined using the Black-Scholes option-pricing model. The weighted assumptions used were: expected dividend yield 0%, risk-free interest rate of 5.0%, expected life of 4 years and and an expected volatility of 138%. Concurrent will adjust the value of the earned but unissued warrants on a quarterly basis using the Black-Scholes option-pricing model until the warrants are actually issued. The value of the new warrants earned and any adjustments in value for warrants previously earned will be determined using the Black-Scholes option-pricing model and recognized as part of revenue on a quarterly basis.

     The exercise price of the warrants is subject to adjustment for stock splits, combinations, stock dividends, mergers, and other similar recapitalization events. The exercise price is also subject to adjustment for

                         CONCURRENT COMPUTER CORPORATION
issuance of additional equity securities at a purchase price less than the then current fair market value of Concurrent's Common Stock. Based on the information that is currently available, Concurrent does not expect the warrants to be issued to Comcast to exceed 1% of its outstanding shares of Common Stock over the term of the agreement. The exercise price of the warrants to be issued to Comcast will equal the average closing price of Concurrent's Common Stock for the 30 trading days prior to the applicable warrant issuance date and will be exercisable over a four-year term.

     On May 20, 1998, Concurrent entered into a Letter of Intent ("LOI") with Scientific-Atlanta, Inc. ("SAI") providing for the joint development and marketing of a video-on-demand system to cable network operators. A definitive agreement was signed on August 17, 1998. In exchange for SAI's technical and marketing contributions, Concurrent issued warrants for 2 million shares of its Common Stock, exercisable at $5 per share over a four-year term.

     The  LOI  between  Concurrent  and  SAI  is  broken  into  three  phases:

     Phase I  Technical/Commercial  Evaluation  and  Definitive  Agreement
     Phase II Initial Development and Video-on-Demand Field Demonstration System Phase III Commercial Deployment

     During Phase I, either party could terminate the negotiations at any time. In June 1998, the parties moved to Phase II and pursuant to the provisions of SFAS No. 123, Concurrent recorded a charge of $1.6 million representing the fair value of the underlying stock using the Black-Scholes option-pricing model for the warrants to purchase 2 million shares of Concurrent's stock. The weighted assumptions used were: expected dividend yield 0%, risk-free interest rate of 5.0%, expected life of 4.01years and an expected volatility of 35%.

     The LOI further stipulates that Concurrent is required to issue additional warrants to SAI upon achievement of pre-determined revenue targets. These warrants are to be issued with a strike price of a 15% discount to the then current market price. The maximum number of additional warrants that could be issued under this agreement is 8 million upon achieving the revenue targets. Concurrent has recognized a charge of $398,000 and $322,000 in the consolidated statements of operations for the years ended June 30, 2001 and 2000, respectively, representing the fair market value of the warrants earned during each year.

16.  RIGHTS  PLAN

     On July 31, 1992, the Board of Directors of Concurrent declared a dividend distribution of one Series A Participating Cumulative Preferred Right for each share of Concurrent's Common Stock and Convertible Preferred Stock. The dividend was made to stockholders of record on August 14, 1992. Under the rights plan, each Right becomes exercisable unless redeemed (1) after a third party owns 20% or more of the outstanding shares of Concurrent's voting stock and engages in one or more specified self-dealing transactions, (2) after a third party owns 30% or more of the outstanding voting stock or (3) following the announcement of a tender or exchange offer that would result in a third party owning 30% or more of Concurrent's voting stock. Any of these events would trigger the rights plan and entitle each right holder to purchase from Concurrent one one-hundredth of a share of Series A Participating Cumulative Preferred Stock at a cash price of $30 per right.

     Under certain circumstances following satisfaction of third party ownership tests of Concurrent's voting stock, upon exercise each holder of a right would be able to receive Common Stock of Concurrent or its equivalent, or Common Stock of the acquiring entity, in each case having a value of two times the exercise price of the right. The rights will expire on August 14, 2002 unless earlier exercised or redeemed, or earlier termination of the plan.

                         CONCURRENT COMPUTER CORPORATION

17.  BASIC  AND  DILUTED  LOSS  PER  SHARE  COMPUTATION

     The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share for the periods indicated:

                                                                  YEAR ENDED JUNE 30,
                                                             -----------------------------
                                                               2001      2000       1999
                                                             --------  ---------  --------
                                                         (DOLLARS AND SHARE DATA IN THOUSANDS,
                                                               EXCEPT PER SHARE AMOUNTS)

Basic EPS calculation:
Net loss                                                     $(6,189)  $(23,715)  $(1,665)

Weighted average number of shares outstanding                 54,683     51,959    47,967
                                                             --------  ---------  --------

Basic EPS                                                    $ (0.11)  $  (0.46)  $ (0.03)
                                                             ========  =========  ========

Diluted EPS calculation:
Net loss                                                     $(6,189)  $(23,715)  $(1,665)

Weighted average number of shares outstanding                 54,683     51,959    47,967
Incremental shares from assumed conversion of stock options        -          -         -
                                                             --------  ---------  --------
                                                              54,683     51,959    47,967
                                                             --------  ---------  --------

Diluted EPS                                                  $ (0.11)  $  (0.46)  $ (0.03)
                                                             ========  =========  ========

                         CONCURRENT COMPUTER CORPORATION

18.  CONCENTRATION  OF  RISK

     A  summary  of  Concurrent's  financial  data  by  geographic area follows:

                                YEAR ENDED JUNE 30,
                          -----------------------------
                            2001      2000       1999
                          --------  ---------  --------
                             (DOLLARS  IN  THOUSANDS)

Net sales:
  United States           $55,400   $ 44,049   $41,726
  Intercompany              3,310      4,828     5,843
                          --------  ---------  --------
                           58,710     48,877    47,569
                          --------  ---------  --------

  Europe                    7,572     12,545    17,453
  Intercompany                  -         34       344
                          --------  ---------  --------
                            7,572     12,579    17,797
                          --------  ---------  --------

  Asia/Pacific              9,128     10,399     9,519
  Intercompany                  -         21        53
                          --------  ---------  --------
                            9,128     10,420     9,572
                          --------  ---------  --------

  Other                       721      1,097     1,265
                          --------  ---------  --------
                           76,131     72,973    76,203

  Eliminations             (3,310)    (4,883)   (6,240)
                          --------  ---------  --------
    Total                 $72,821   $ 68,090   $69,963
                          ========  =========  ========

Operating income (loss):
  United States           $(5,608)  $ 23,278)  $(2,146)
  Europe                     (448)    (1,084)       72
  Asia/Pacific                155         47       560
  Other                       174        308       149
  Eliminations                136         20        76
                          --------  ---------  --------
    Total                 $(5,591)  $(23,987)  $(1,289)
                          ========  =========  ========


                              JUNE 30,
                      ---------------------
                         2001       2000
                      ----------  ---------
                      (DOLLARS IN THOUSANDS)

Identifiable assets:
  United States       $  82,702   $ 74,949
  Europe                 10,138     11,450
  Asia/Pacific           12,919     15,039
  Other                     474        831
  Eliminations          (49,181)   (45,191)
                      ----------  ---------
  Total               $  57,052   $ 57,078
                      ==========  =========

                         CONCURRENT COMPUTER CORPORATION

     Intercompany transfers between geographic areas are accounted for at prices similar to those available to comparable unaffiliated customers. Sales to unaffiliated customers outside the U.S., including U.S. export sales, were $18,354,000, $24,585,000, and $29,058,000 for the years ended June 30, 2001,
2000 and 1999, respectively, which amounts represented 25%, 36%, and 42% of total sales for the respective fiscal years.

     Sales to the U.S. Government and its agencies amounted to approximately $16,063,000, $18,455,000 and $23,053,000 for the years ended June 30, 2001, 2000 and 1999, respectively, which amounts represented 22%, 27% and 33% of total sales for the respective fiscal years. Sales to two commercial customers amounted to approximately $8,962,000 or 12% of total sales and $8,072,000 or 11% of total sales, respectively, for the year ended June 30, 2001. Sales to one commercial customer amounted to $7,934,000 or 12% of total sales for the year ended June 30, 2000. There were no other customers during fiscal years 2001 or 2000 representing more than 10% of total revenues.

     Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising Concurrent's customer base. Ongoing credit evaluations of customers' financial condition are performed and collateral is generally not required.

19.  QUARTERLY  CONSOLIDATED  FINANCIAL  INFORMATION  (UNAUDITED)

     The following is a summary of quarterly financial results for the years ended June 30, 2001 and 2000:

                                                  THREE MONTHS ENDED
                              --------------------------------------------------------
                               SEPTEMBER 30,    DECEMBER 31,    MARCH 31,    JUNE 30,
                                   2000             2000          2001         2001
                              ---------------  --------------  -----------  ----------

2001                           (DOLLARS  IN  THOUSANDS,  EXCEPT  PER  SHARE  AMOUNTS)

Net sales                     $       16,312   $      14,533   $   22,081   $  19,895
Gross margin                  $        7,591   $       6,662   $   10,210   $   8,557
Operating income (loss)       $       (1,580)  $      (3,997)  $      675   $    (689)
Net income (loss)             $       (1,794)  $      (4,158)  $      571   $    (808)
Net income (loss) per share   $        (0.03)  $      ( 0.08)  $     0.01   $   (0.01)


                                                  THREE MONTHS ENDED
                              --------------------------------------------------------
                               SEPTEMBER 30,    DECEMBER 31,    MARCH 31,    JUNE 30,
                                   1999             1999          2000         2000
                              ---------------  --------------  -----------  ----------

2000                           (DOLLARS  IN  THOUSANDS,  EXCEPT  PER  SHARE  AMOUNTS)

Net sales                     $       15,684   $      16,922   $   17,020   $  18,464
Gross margin                  $        7,640   $       7,753   $    7,790   $   8,560
Operating loss (a)            $       (3,105)  $     (16,660)  $   (2,330)  $  (1,892)
Net loss (a)                  $       (2,551)  $     (16,775)  $   (2,446)  $  (1,943)
Net loss per share            $        (0.05)  $      ( 0.33)  $    (0.05)  $   (0.04)

(a) Operating loss and net loss for the three months ended December 31, 1999 include a $14.0 million write-off of in-process research and development related to the acquisition of Vivid Technology (see Note 3).

                         CONCURRENT COMPUTER CORPORATION

20.  COMMITMENTS  AND  CONTINGENCIES

     Concurrent leases certain sales and service offices, warehousing, and equipment under various operating leases. The leases expire at various dates through 2006 and generally provide for the payment of taxes, insurance and maintenance costs. Additionally, certain leases contain escalation clauses which provide for increased rents resulting from the pass through of increases in operating costs, property taxes and consumer price indexes. Furniture and equipment with a cost of $409,000 at June 30, 2001 was acquired under a capital lease arrangement.

     At June 30, 2001, future minimum lease payments for the years ending June 30 are as follows:

                               CAPITAL
                               LEASES    OPERATING LEASES   TOTAL
                              ---------  -----------------  ------
                                      (DOLLARS IN THOUSANDS)

2002                          $    101   $           2,654  $2,755
2003                               101               2,174   2,275
2004                               101               1,474   1,575
2005                                51                 898     949
2006 and thereafter                  -                 707     707
                              ---------  -----------------  ------
                                   354   $           7,907  $8,261
Amount representing interest       (50)  =================  ======
                              ---------
Present value of minimum
     capital lease payments   $    304
                              =========

     Rent expense under all operating leases amounted to $3,166,000, $3,906,000 and $3,937,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

     Concurrent, from time to time, is involved in litigation incidental to the conduct of its business. Concurrent and its counsel believe that such pending litigation will not have a material adverse effect on Concurrent's results of operations or financial condition.

     Concurrent has entered into employment agreements with its executive officers. In the event an executive officer is terminated directly by Concurrent without cause or in certain circumstances constructively by Concurrent, the terminated officer will be paid severance compensation in an annualized amount equal to the respective officer's annual salary then in effect plus an amount equal to the then most recent annual bonus paid or target bonus paid or, if determined, payable, to such officer. At June 30, 2001, the maximum contingent liability under these agreements is approximately $1.5 million. Concurrent's employment agreements with certain of its officers contain certain offset provisions, as defined in their respective agreements.

21.  NEW  ACCOUNTING  PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements No. 141, Business Combinations, and No. 142 ("FAS 142"), Goodwill and other Intangible Assets. Under FAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. FAS 142 is effective for fiscal years beginning after December 15, 2001. As permitted, Concurrent will early-adopt the statement as of July 1, 2001, the beginning of its fiscal year. Application of the new amortization provisions of FAS 142 is expected to increase Concurrent's net income by approximately $1.3 million ($0.02 per share) in years subsequent to fiscal year 2001. At June 30, 2001, goodwill amounted to $10.7 million and goodwill amortization expense was

                         CONCURRENT COMPUTER CORPORATION

$1,281,000 in fiscal 2001, $854,000 in fiscal 2000 and $0 in fiscal 1999. During fiscal 2002, Concurrent will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2001. Until those tests are performed and other transitional issues are finalized, Concurrent cannot estimate what the effect of the initial adoption of the statements will have on its earnings and financial position.

22.  SUBSEQUENT  EVENT

     In July 2001, Concurrent issued 5,400,000 shares of Common Stock in a private placement. The net proceeds from the private placement were approximately $24.0 million. The resale of the shares was registered under a resale registration statement filed with the Securities and Exchange Commission and declared effective on July 19, 2001.

                                                                                  SCHEDULE II

                               CONCURRENT COMPUTER CORPORATION

                              VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEARS ENDED JUNE 30, 2001, 2000, AND 1999
                                    (DOLLARS IN THOUSANDS)



                                    BALANCE AT   CHARGED TO                          BALANCE
                                     BEGINNING    COSTS AND    DEDUCTIONS             AT END
DESCRIPTION                           OF YEAR     EXPENSES        (A)        OTHER   OF YEAR
----------------------------------  -----------  -----------  ------------  -------  --------
Reserves and allowances deducted
from asset accounts:

2001
----
Reserve for inventory obsolescence
   and shrinkage                    $     4,034  $     1,712  $    (2,265)  $     -  $  3,481
Allowance for doubtful accounts             484          590         (214)        -       860
Warranty accrual                            668          780         (471)        -       977

2000
----
Reserve for inventory obsolescence
   and shrinkage                    $     4,568  $       550  $    (1,084)  $     -  $  4,034
Allowance for doubtful accounts             418          289         (223)        -       484
Warranty accrual                              -          668            -         -       668

1999
----
Reserve for inventory obsolescence
   and shrinkage                    $     4,600  $     1,087  $    (1,119)  $     -  $  4,568
Allowance for  doubtful accounts            503           19         (104)        -       418

(a) Charges and adjustments to the reserve accounts for write-offs and credits issued during the year.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CONCURRENT  COMPUTER  CORPORATION

                                 By:  /s/  Jack  A.  Bryant
                                    -----------------------------------
                                           Jack  A.  Bryant
                                           President and Chief Executive Officer

Date:  September  4,  2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities indicated on September 4, 2001.

NAME                             TITLE
----                             -----


/s/  Steve  G.  Nussrallah       Chairman  of  the  Board  and  Director
------------------------------
     Steve  G.  Nussrallah


/s/  Jack  A.  Bryant            President, Chief Executive Officer and Director
------------------------------   (Principal  Executive  Officer)
     Jack  A.  Bryant


/s/  Steven  R. Norton           Executive Vice President, Chief Financial
------------------------------   Officer and Secretary
     Steven  R.  Norton          (Principal Financial and  Accounting  Officer)


/s/  Alex  B.  Best              Director
------------------------------
     Alex  B.  Best


/s/  Michael  A.  Brunner        Director
------------------------------
     Michael  A.  Brunner


/s/  Morton  E.  Handel          Director
------------------------------
     Morton  E.  Handel


/s/  Bruce  N.  Hawthorne        Director
------------------------------
     Bruce  N.  Hawthorne


/s/  C.  Shelton  James          Director
------------------------------
     C.  Shelton  James


/s/  Richard  P.  Rifenburgh     Director
------------------------------
     Richard  P.  Rifenburgh