Form 10-Q
period 2001-09-30
CONCURRENT COMPUTER CORP/DE
filed 2001-11-08
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   -----------


                                    FORM 10-Q


    (Mark One)

      X        Quarterly Report Pursuant to Section 13 or 15(d) of
     ---              the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 2001

                                       or

              Transition Report Pursuant to Section 13 or 15(d) of
     ---              the Securities Exchange Act of 1934

                For the Transition Period from      to
                                               -----   -----

                           Commission File No. 0-13150
                           ---------------------------

                         CONCURRENT COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)

                      Delaware                         04-2735766
           (State  of  Incorporation)     (I.R.S. Employer Identification No.)


                   4375 River Green Parkway, Duluth, GA  30096
                    (Address of principal executive offices)

                            Telephone: (678) 258-4000
              (Registrant's telephone number, including area code)


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


Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of November 2, 2001 was 60,819,122.

PART I    FINANCIAL  INFORMATION

ITEM 1.   FINANCIAL  STATEMENTS


                         CONCURRENT COMPUTER CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                         THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                           2001      2000
                                         --------  --------
Revenues:
  Product sales
    Real-time systems                    $ 5,336   $ 4,711
    Video-on-demand systems                3,513     5,437
                                         --------  --------
      Total product sales                  8,849    10,148
  Service and other                        5,253     6,164
                                         --------  --------
      Total                               14,102    16,312

Cost of sales:
  Real-time and video-on-demand systems    4,793     5,561
  Service and other                        2,849     3,160
                                         --------  --------
      Total                                7,642     8,721
                                         --------  --------

Gross margin                               6,460     7,591

Operating expenses:
  Sales and marketing                      4,154     4,073
  Research and development                 3,461     2,631
  General and administrative               1,909     2,467
                                         --------  --------
      Total operating expenses             9,524     9,171
                                         --------  --------

Operating loss                            (3,064)   (1,580)

Interest income (expense) - net              215        (9)
Other expense - net                          (11)      (55)
                                         --------  --------
Loss before income taxes                  (2,860)   (1,644)

Provision for income taxes                   150       150
                                         --------  --------
Net loss                                 $(3,010)  $(1,794)
                                         ========  ========

Net loss per share
      Basic                              $ (0.05)  $ (0.03)
                                         ========  ========
      Diluted                            $ (0.05)  $ (0.03)
                                         ========  ========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                        CONCURRENT COMPUTER CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                  SEPTEMBER 30,    JUNE 30,
                                                                      2001           2001
                                                                  -------------  ----------
               ASSETS
Current assets:
  Cash and cash equivalents                                        $    29,423   $   9,460
  Accounts receivable - net                                             13,981      14,348
  Inventories                                                            7,005       7,187
  Prepaid expenses and other current assets                              1,434       1,058
                                                                   ------------  ----------
    Total current assets                                                51,843      32,053

Property, plant and equipment - net                                     10,515      10,484
Purchased developed computer software                                    1,536       1,583
Goodwill - net                                                          10,744      10,744
Other long-term assets - net                                             2,214       2,188
                                                                   ------------  ----------
    Total assets                                                   $    76,852   $  57,052
                                                                   ============  ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                            $    11,089   $  13,929
  Deferred revenue                                                       2,872       3,300
                                                                   ------------  ----------
    Total current liabilities                                           13,961      17,229

Long-term liabilities:
  Deferred revenue                                                       1,161       1,193
  Other                                                                  5,437       5,347
                                                                   ------------  ----------
    Total liabilities                                                   20,559      23,769

Stockholders' equity:
  Common stock                                                             608         551
  Capital in excess of par value                                       166,042     140,352
  Accumulated deficit after eliminating accumulated deficit of
    $81,826 at December 31, 1991, date of quasi-reorganization        (105,770)   (102,760)
  Treasury stock                                                           (58)        (58)
  Accumulated other comprehensive loss                                  (4,529)     (4,802)
                                                                   ------------  ----------
    Total stockholders' equity                                          56,293      33,283
                                                                   ------------  ----------

Total liabilities and stockholders' equity                         $    76,852   $  57,052
                                                                   ============  ==========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                        CONCURRENT COMPUTER CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                          2001      2000
                                                        --------  --------
OPERATING ACTIVITIES
Net loss                                                $(3,010)  $(1,794)
Adjustments to reconcile net loss to net
  cash used in operating activities:

    Accrual of non-cash warrants                            571       195
    Depreciation, amortization and other                  1,174     1,475
    Other non cash expenses                                 118       212
    Changes in operating assets and liabilities:
      Accounts receivable                                   332    (2,397)
      Inventories                                           (41)     (350)
      Prepaid expenses and other current assets            (376)     (229)
      Other long-term assets                                (60)       65
      Accounts payable and accrued expenses              (2,840)   (1,267)
      Short-term deferred revenue                          (428)      588
      Long-term liabilities                                  77      (127)
                                                        --------  --------
  Total adjustments to net loss                          (1,473)   (1,835)
                                                        --------  --------
Net cash used in operating activities                    (4,483)   (3,629)

INVESTING ACTIVITIES
  Net additions to property, plant and equipment           (915)   (1,131)
                                                        --------  --------
Net cash used in investing activities                      (915)   (1,131)

FINANCING ACTIVITIES
  Net repayment of capital lease obligation                 (19)      (17)
  Proceeds from sale and issuance of common stock        25,176       668
                                                        --------  --------
Net cash provided by financing activities                25,157       651

Effect of exchange rates on cash and cash equivalents       204      (120)
                                                        --------  --------

Increase (decrease) in cash and cash equivalents         19,963    (4,229)
Cash and cash equivalents at beginning of period          9,460    10,082
                                                        --------  --------
Cash and cash equivalents at end of period              $29,423   $ 5,853
                                                        ========  ========

Cash paid during the period for:
  Interest                                              $    20   $   124
                                                        ========  ========
  Income taxes (net of refunds)                         $   175   $   155
                                                        ========  ========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                         CONCURRENT COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS  OF  PRESENTATION

     The accompanying condensed consolidated financial statements of Concurrent Computer Corporation ("Concurrent") have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The foregoing financial information is unaudited but reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal recurring nature.

     While Concurrent believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

     The results of interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

2.   BASIC  AND  DILUTED  NET  INCOME  (LOSS)  PER  SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including potential common shares issuable. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.

     The number of shares used in computing basic and diluted net loss per share for the three months ended September 30, 2001 and September 30, 2000 were 59,564,000 and 53,988,000, respectively. Because of the losses for these periods, the potential common shares issuable were anti-dilutive and were not considered in the diluted earnings per share calculations. Common share equivalents of 3,258,000 and 5,376,000 for the three months ended September 30, 2001 and September 30, 2000, respectively, were excluded from the calculation as their effect was antidilutive.

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


4.   INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method. The components of inventories are as follows:

     (DOLLARS  IN  THOUSANDS)

                                      SEPTEMBER 30,  JUNE 30,
                                           2001       2001
                                      ------------  ---------
     Raw materials                     $     5,518  $   5,709
     Work-in-process                         1,068      1,178
     Finished goods                            419        300
                                       -----------  ---------
                                       $     7,005  $   7,187
                                       ===========  =========

5.   ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     The  components  of  accounts  payable and accrued expenses are as follows:

     (DOLLARS  IN  THOUSANDS)

                                      SEPTEMBER 30,  JUNE 30,
                                          2001        2001
                                      ------------  ---------
     Accounts payable, trade          $      3,238  $   4,277
     Accrued payroll, vacation and
       other employee expenses               4,508      6,090
     Warranty accrual                          867        977
     Other accrued expenses                  2,476      2,585
                                      ------------  ---------
                                      $     11,089  $  13,929
                                      ============  =========

6.   COMPREHENSIVE  INCOME  (LOSS)

     Concurrent's  total  comprehensive  income  (loss)  is  as  follows:

     (DOLLARS  IN  THOUSANDS)

                                              THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                                2001      2000
                                              --------  --------
Net loss                                      $(3,010)  $(1,794)

Other comprehensive income (loss):
  Foreign currency translation income (loss)      273      (412)
                                              --------  --------

Total comprehensive loss                      $(2,737)  $(2,206)
                                              ========  ========

7.   SEGMENT  INFORMATION

     Concurrent operates its business in two divisions: real-time and video-on-demand ("VOD"). Concurrent's Real-Time Division is a leading provider of high-performance, real-time computer systems, solutions and software for commercial and government markets focusing on strategic market areas that include hardware-in-the-loop and man-in-the-loop simulation, data acquisition, industrial systems, and software and embedded applications. Concurrent's VOD Division is a leading supplier of digital video server systems to a wide range of industries serving a variety of markets, including the broadband/cable, hospitality, intranet/distance learning, and other related markets. Shared expenses are primarily allocated based on either revenues or headcount. There were no material intersegment sales or transfers. Corporate costs include costs related to the offices of the Chief Executive Officer, Chief Financial Officer, Investor Relations and other administrative costs including annual audit and tax fees, Board of Director fees and similar costs.

     The following summarizes the operating income (loss) by segment for the three month periods ended September 30, 2001 and September 30, 2000, respectively:

     (DOLLARS  IN  THOUSANDS)

                               THREE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)
                               -------------------------------------------------
                               REAL-TIME       VOD       CORPORATE      TOTAL
                              -----------  -----------  -----------  -----------
Revenues:
  Product Sales                $    5,336   $    3,513    $     -     $    8,849
  Service and other                 5,253          -            -          5,253
                              -----------  -----------  -----------  -----------
     Total                         10,589        3,513          -         14,102

Cost of sales
  Systems                           2,501        2,292          -          4,793
  Service and other                 2,849          -            -          2,849
                              -----------  -----------  -----------  -----------
     Total                          5,350        2,292          -          7,642
                              -----------  -----------  -----------  -----------

Gross margin                        5,239        1,221          -          6,460

Operating expenses
  Sales and marketing               1,637        2,364          153        4,154
  Research and development          1,232        2,229          -          3,461
  General and administrative          359          308        1,242        1,909
                              -----------  -----------  -----------  -----------
    Total operating expenses        3,228        4,901        1,395        9,524
                              -----------  -----------  -----------  -----------

Operating income (loss)        $    2,011   $  (3,680)  $   (1,395)  $   (3,064)
                              ============  ==========  ===========  ===========

     (DOLLARS  IN  THOUSANDS)

                               THREE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)
                               -------------------------------------------------
                               REAL-TIME       VOD       CORPORATE      TOTAL
                              -----------  -----------  -----------  -----------
Revenues:
  Product Sales                $    4,711  $     5,437  $       -    $    10,148
  Service and other                 6,164          -            -          6,164
                              -----------  -----------  -----------  -----------
     Total                         10,875        5,437          -         16,312

Cost of sales
  Systems                           2,390        3,171          -          5,561
  Service and other                 3,160          -            -          3,160
                              -----------  -----------  -----------  -----------
     Total                          5,550        3,171          -          8,721
                              -----------  -----------  -----------  -----------

Gross margin                        5,325        2,266          -          7,591

Operating expenses
  Sales and marketing               1,917        1,972          184        4,073
  Research and development            829        1,802          -          2,631
  General and administrative          269          661        1,537        2,467
                              -----------  -----------  -----------  -----------
    Total operating expenses        3,015        4,435        1,721        9,171
                              -----------  -----------  -----------  -----------

Operating income (loss)        $    2,310  $   (2,169)  $   (1,721)     $(1,580)
                              ===========  ===========  ===========  ===========

8.   RECENT  ACCOUNTING  PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement No. 137 and No. 138, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Derivative instruments will be recognized in the balance sheet at fair value, and changes in the fair values of such instruments must be recognized currently in earnings unless specific hedge accounting criteria are met. Concurrent adopted SFAS 133 on July 1, 2000. As Concurrent does not have any hedging and derivative positions, adoption of these pronouncements did not have a material effect on Concurrent's financial position.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. Concurrent adopted SAB 101 as required in the fourth fiscal quarter of 2001. The adoption of this pronouncement did not have a material impact on the operations of Concurrent.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting of Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Concurrent adopted FIN 44 on July 1, 2000, and the adoption did not have a material effect on the financial position or operations of Concurrent.

     In June 2001, the FASB issued Statements No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and other Intangible Assets" ("SFAS 142"). SFAS 141 provides that all business combinations initiated after June 30, 2001 shall be accounted for using the purchase method. In addition, it provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001. As permitted, Concurrent early-adopted these statements as of July 1, 2001, the beginning of its fiscal year.

     In connection with the adoption of SFAS 142, Concurrent is required to perform an impairment assessment within six months of adoption. As of September 30, 2001, Concurrent completed this transitional impairment test and deemed that no impairment loss was necessary. Any subsequent impairment losses will be reflected in operating income in the income statement.

     Also in accordance with SFAS 142, Concurrent discontinued the amortization of goodwill effective July 1, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

(DOLLARS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                            2001      2000
                                          --------  --------
Reported net loss                         $(3,010)  $(1,794)
  Add:  Goodwill amortization                   -       309
                                          --------  --------

  Adjusted net loss                       $(3,010)  $(1,485)
                                          ========  ========

Basic and diluted loss per share:
  Reported net loss                       $ (0.05)  $ (0.03)

  Goodwill amortization                         -         -
                                          --------  --------

  Adjusted net loss                       $ (0.05)  $ (0.03)
                                          ========  ========

     In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged. The adoption of SFAS 143 is not expected to have a material effect on Concurrent's financial position and results of operations.

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Concurrent has not yet determined the impact on its financial position and results of operations, if any, from the adoption of SFAS 144.

9.   ISSUANCE  OF  NON-CASH  WARRANTS

     On March 29, 2001, Concurrent entered into a definitive purchase agreement with Comcast Cable, providing for the purchase of VOD equipment. As part of that agreement, Concurrent agreed to issue three different types of warrants.

     Concurrent issued warrants to purchase 50,000 shares of its common stock on March 29, 2001, exercisable at $5.196 per share over a four year term. These warrants are referred to as the "Initial Warrants".

     Concurrent is also generally obligated to issue new warrants to purchase shares of its common stock to Comcast at the end of each quarter through March 31, 2004, based upon specified performance goals which are measured by the number of Comcast basic cable subscribers that have the ability to utilize the VOD service. The incremental number of subscribers that have access to VOD at quarter end as compared to the prior quarter end multiplied by a specified percentage is the number of additional warrants that are earned during the quarter. These warrants are referred to as the "Performance Warrants". Concurrent issued a performance warrant for 4,431 shares to Comcast on October 9, 2001, exercisable at $6.251 per share over a four year term.

     Concurrent will also issue additional warrants to purchase shares of its common stock, if at the end of any quarter the then total number of Comcast basic cable subscribers with the ability to utilize the VOD system exceeds specified threshold levels. These warrants are referred to as the "Cliff Warrants".

     Concurrent is recognizing the value of the Performance Warrants and the Cliff Warrants over the term of the agreement as Comcast purchases additional VOD servers from Concurrent and makes the service available to its customers. For the quarter ended September 30, 2001, Concurrent recognized $405,000 as a reduction to revenue for the Performance Warrants and Cliff Warrants that have been accrued for but not yet issued.

     The value of the warrants is determined using the Black-Scholes option-pricing model. The weighted assumptions used for the quarter ended September 30, 2001 were: expected dividend yield - 0%; risk free interest rate -5.0%; expected life - 4 years; expected volatility - 137.9%. Concurrent will adjust the value of the earned but unissued warrants on a quarterly basis using the Black-Scholes option-pricing model until the warrants are actually issued. The value of the new warrants earned and any adjustments in value for warrants previously earned will be determined using the Black-Scholes option-pricing model and recognized as part of revenue on a quarterly basis.

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

10.  REVOLVING  CREDIT  FACILITY

     Concurrent has a revolving credit facility with a bank that expires on December 31, 2002 and which provides for borrowings up to $5 million at an interest rate of prime (6.00% at September 30, 2001) plus 0.75% or between LIBOR plus 2.25% and LIBOR plus 3.00% depending on Concurrent's ratio of Consolidated Funded Debt (as defined in the credit facility) to EBITDA. Concurrent has pledged substantially all of its assets as collateral for the facility. No borrowings were outstanding at September 30, 2001 under the credit facility. At September 30, 2001 the Company was in violation of its EBITDA covenant for the VOD division. This violation is considered a "commitment suspension period" which means Concurrent is unable to borrow under the credit facility until the EBITDA covenant violation for the VOD division is cured.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  TOTAL  REVENUE

     The following table sets forth selected operating data as a percentage of total revenue for certain items in Concurrent's consolidated statements of operations for the periods indicated.

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                    2001      2000
                                                  --------  --------
                                                      (Unaudited)
Revenues:
  Product sales:
    Real-time systems                               37.8 %    28.9 %
    Video-on-demand systems                         24.9      33.3
                                                  --------  --------
      Total product sales                           62.7      62.2
  Service and other                                 37.3      37.8
                                                  --------  --------
      Total                                        100.0     100.0

Cost of sales (% of respective revenue category):
  Real-time and video-on-demand systems             54.2      54.8
  Service and other                                 54.2      51.3
                                                  --------  --------
      Total                                         54.2      53.5
                                                  --------  --------

Gross margin                                        45.8      46.5

Operating expenses:
  Sales and marketing                               29.5      25.0
  Research and development                          24.5      16.1
  General and administrative                        13.5      15.1
                                                  --------  --------
      Total operating expenses                      67.5      56.2
                                                  --------  --------

Operating loss                                     (21.7)     (9.7)

Interest income (expense) - net                      1.5      (0.1)
Other expense - net                                 (0.1)     (0.3)
                                                  --------  --------

Loss before income taxes                           (20.3)    (10.1)

Provision for income taxes                           1.1       0.9
                                                  --------  --------

Net loss                                           (21.3)%   (11.0)%
                                                  ========  ========

RESULTS  OF  OPERATIONS

THE QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2000

     Product Sales. Total product sales were $8.8 million for the three months ended September 30, 2001, a decrease of $1.3 million or 12.8% from $10.1 million for the three months ended September 30, 2000. This decrease primarily results from a $1.9 million decrease in VOD product sales to $3.5 million in the three month period ended September 30, 2001 from $5.4 million for the same period in 2000 due to the timing of purchases from domestic cable system operators. Sales of real-time products increased to $5.3 million in the three month period ended September 30, 2001 from $4.7 million in the three month period ended September 30, 2000, partially offsetting the decrease in VOD product sales.

     Service and Other Sales. Service and other sales decreased $0.9 million or 14.8% to $5.3 million for the three months ended September 30, 2001 from $6.2 million for the three months ended September 30, 2000. The decline resulted primarily from customers switching from proprietary real-time systems to Concurrent's open systems which are less expensive to maintain, and the cancellation of other proprietary computer maintenance contracts as the machines are removed from service.

     Gross Margin. Gross margin decreased 14.9% to $6.5 million for the three months ended September 30, 2001 from $7.6 million for the three months ended September 30, 2000. The gross margin as a percentage of sales decreased to 45.8% in the three month period ended September 30, 2001 compared to 46.5% in the three month period ended September 30, 2000 primarily due to lower VOD margins. VOD product gross margins decreased to 34.8% in the three month period ended September 30, 2001 from 41.7% in the three month period ended September 30, 2000, due to certain fixed customer service and support costs being spread over lower revenues and also the reduction in revenue of $405,000 during the quarter from warrants accrued for but not yet issued to Comcast (see footnote 9 to the condensed consolidated financial statements). The lower VOD margins were partially offset by higher real-time margins. Real-time product gross margins increased to 53.1% for the three months ended September 30, 2001 compared to 49.3% for the three months ended September 30, 2000 due to an increase in market mix to the new 3200-2000 upgrade program for our older legacy system customers. The gross margin on service and other sales remained relatively flat at 37.3% for the three months ended September 30, 2001 compared to 37.8% for the same period in 2000.

     Sales and Marketing. Sales and marketing expenses increased as a percentage of sales to 29.5% for the three months ended September 30, 2001 as compared to 25.0% for the three months ended September 30, 2000. These expenses increased slightly to $4.2 million in the three month period ended September 30, 2001 from $4.1 million in the three month period ended September 30, 2000, primarily due to a $0.3 million increase in domestic VOD sales and marketing personnel costs. This increase was partially offset by a $0.2 million decrease in international real-time sales and marketing expense due to a $0.1 million decrease in severance expense and a $0.1 million reduction of international real-time marketing staff.

     Research and Development. Research and development expenses increased as a percentage of sales to 24.5% in the three month period ended September 30, 2001 from 16.1% in the three month period ended September 30, 2000. These expenses increased to $3.5 million in the three month period ended September 30, 2001 from $2.6 million in the three month period ended September 30, 2000 due to personnel additions in both the real-time and VOD research and development departments. The Real-Time Division's research and development expense increased $0.3 million due to additional resources required for development of the new Linux based real-time operating system. The VOD division also added new development staff in the fourth quarter of fiscal year 2001 and the first quarter of fiscal year 2002 to focus on TV Guide version 16.82 integration, development of back-office software and certain custom client software application initiatives. The additional VOD resources resulted in an increase of $0.5 million.

     General and Administrative. General and administrative expenses decreased to 13.5% of sales in the three month period ended September 30, 2001 from 15.1% in the three month period ended September 30, 2000. These expenses decreased to $1.9 million in the three month period ended September 30, 2001 from $2.5 million in the three month period ended September 30, 2000, primarily due to implementation of SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill relating to the acquisition of Vivid Technology, Inc. is no longer amortized, reducing VOD general and administrative expense by $0.3 million for the three month period ended September 30, 2001. In addition, accounting related costs decreased $0.2 million primarily due to consolidation of duplicate accounting departments that existed in Duluth, GA and Ft. Lauderdale, FL during part of the three months ended September 30, 2000.

     Interest Income (Expense). Included in interest income (expense) for the three month period ended September 30, 2001 is $0.2 million of interest income earned on the net proceeds from the private placement of 5.4 million shares of common stock that was completed in July 2001.

     Income Taxes. Concurrent recorded income tax expense for its foreign subsidiaries of $150,000 in each of the three month periods ended September 30, 2001 and September 30, 2000 on pre-tax losses of $2.9 million and $1.6 million, respectively, due to the inability to recognize the future tax benefit of the respective period's net operating loss.

     Net Loss. Concurrent recorded a net loss of $3.0 million or $0.05 per share for the three months ended September 30, 2001, compared to a net loss of $1.8 million or $0.03 per share for the three months ended September 30, 2000.


LIQUIDITY  AND  CAPITAL  RESOURCES

     Concurrent's liquidity is dependent on many factors, including sales volume, operating and the efficiency of asset use and turnover. Concurrent's future liquidity will be affected by, among other things:

  - The actual versus anticipated decline in sales of real-time proprietary systems and service maintenance revenue;
  -  Revenue  growth  from  VOD  systems;
  - Ongoing cost control actions and expenses, including for example, research and development and capital expenditures;
  -  The  margins  on  the  VOD  and  real-time  businesses;
  -  The  ability  to  raise  additional  capital,  if  necessary;
  - Timing of product shipments which occur primarily during the last month of the quarter;
  - The percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles and which receivables are not included in the borrowing base of the revolving credit facility; and
  - The number of countries in which Concurrent operates, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases.

     Concurrent used cash of $4.5 million and $3.6 million in operating activities during the three month periods ended September 30, 2001 and September 30, 2000, respectively, primarily due to the losses generated by Concurrent's VOD business. Concurrent has available a $5 million revolving credit facility with Wachovia Bank which expires December 31, 2002. Borrowings under the facility are limited to 85% of eligible accounts receivable and bear interest at prime plus .75% or between LIBOR plus 2.25% and LIBOR plus 3.00% depending on Concurrent's ratio of Consolidated Funded Debt (as defined in the credit facility) to EBITDA. Concurrent has pledged substantially all of its assets as collateral for the facility. No borrowings were outstanding at September 30, 2001 under the credit facility. The credit facility contains financial covenants which limit the ratio of total liabilities to tangible net worth and which require Concurrent to achieve on a quarterly basis minimum EBITDA in each of Concurrent's operating divisions. At September 30, 2001, Concurrent was in violation of its EBITDA covenant for the VOD division. This violation is considered a "commitment suspension event" and not an "event of default". Concurrent is currently in a "commitment suspension period" which means
Concurrent is unable to borrow under the credit facility until the EBITDA covenant violation for the VOD division is cured.

     Concurrent invested $.9 million and $1.1 million in property, plant and equipment during the three month periods ended September 30, 2001 and September 30, 2000, respectively. Current year capital expenditures primarily relate to computer equipment and development equipment for Concurrent's VOD Division.

     Concurrent received $24.0 million in net proceeds from a private placement of 5.4 million shares of Concurrent's common stock on July 19, 2001. Concurrent also received $1.2 million from the issuance of common stock to employees and directors who exercised stock options during the three month period ended September 30, 2001, compared to $.7 million during the three month period ended September 30, 2000.

     At September 30, 2001, Concurrent's working capital was $37.9 million, and Concurrent did not have any material commitments for capital expenditures.
Concurrent believes that existing cash balances and funds expected to be generated by operations will be sufficient to meet Concurrent's anticipated working capital and capital expenditure requirements for the next twelve months.

     On March 29, 2001, Concurrent entered into a definitive purchase agreement with Comcast Cable providing for the purchase of VOD equipment. In connection with the purchase agreement, Concurrent issued warrants to purchase 50,000 shares of its common stock, exercisable at $5.196 per share over a four year term. The exercise price is subject to adjustment for stock splits, combinations, stock dividends, mergers, and other similar recapitalization events. The exercise price is also subject to adjustment for issuances of additional equity securities at a purchase price less than the then current fair market value of Concurrent's common stock. The warrants to purchase 50,000 shares were valued using the Black Scholes model. The weighted average assumptions used were: expected dividend yield - 0%; risk free interest rate-5.5%; expected life - 4 years; and expected volatility - 142.9%. In addition, Concurrent is generally obligated to issue new warrants to purchase shares of its common stock to Comcast at the end of each quarter through March 31, 2004, based upon performance goals measured by the number of subscribers to Comcast's cable service with the ability to utilize Concurrent's VOD systems. Concurrent issued a performance warrant for 4,431 shares to Comcast on October 9, 2001, exercisable at $6.251 per share over a four year term. Concurrent will also issue additional warrants to purchase shares of its common stock, if at the end of any quarter the total number of Comcast cable subscribers with the ability to utilize its VOD system exceeds specified threshold levels. Based upon the information currently available, Concurrent does not expect the warrants to be issued to Comcast to exceed 1% of its outstanding shares of common stock. The exercise price of warrants to be issued to Comcast will equal the average closing price of Concurrent's common stock for the 30 trading days prior to the applicable warrant issuance date and will be exercisable over a four-year term.

     CAUTIONARY  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

     Certain statements made in this report, and other written or oral statements made by or on behalf of Concurrent or its representatives, may constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this report, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and Concurrent's future performance, as well as its expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect Concurrent's performance or results include, without limitation:

  -  availability  of  VOD  content;
  -  delays  or  cancellations  of  customer  orders;
  -  changes  in  product  demand;
  - general political and economic conditions in the United States and abroad, including but not limited to, results of the terrorist events of September 11, 2001;
  -  various  inventory  risks  due  to  changes  in  market  conditions;
  - uncertainties relating to the development and ownership of intellectual property;
  - uncertainties relating to the ability of Concurrent and other companies to enforce their intellectual property rights;
  -  the  pricing  and  availability  of  equipment, materials and inventories;
  -  the  limited  operating  history  of  the  VOD  segment;
  -  the  concentration  of  Concurrent's  customers;
  -  failure  to  effectively  manage  growth;
  -  delays  in  testing  and  introductions  of  new  products;
  -  rapid  technology  changes;
  -  the  highly  competitive  environment  in  which  Concurrent operates; and
  - the entry of new well-capitalized competitors into Concurrent's markets and other risks and uncertainties.

These risk factors and other important risk factors are discussed in Concurrent's current report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2001.

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

PART  II  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     On July 19, 2001, Concurrent closed on the sale of 5,400,000 shares of Common Stock to private investors at a price of $4.80 per share. Net proceeds to Concurrent, after fees and expenses, were approximately $24 million. Raymond James & Associates, Inc. acted as placement agent in the sale. The sale was a privately negotiated sale to selected institutional investors and other accredited investors. The shares were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. Concurrent intends to use the proceeds for working capital, sales and marketing activities, product development and support, potential acquisitions and investments, capital expenditures and general corporate purposes. Concurrent subsequently registered the resale of all of the shares on a Form S-3 registration statement (no. 333-61172), filed on May 17, 2001 and declared effective on July 19, 2001.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          Concurrent's Annual Meeting of Stockholders was held on October 25, 2001. The results of voting were as follows:

      - The following persons were elected as directors to serve until the next annual meeting of stockholders: Alex B. Best (53,831,078 votes for, 232,746 votes withheld), Michael A. Brunner (53,827,298 votes for, 236,526 votes withheld), Jack A. Bryant (47,854,919 votes for, 6,208,905 votes withheld), Morton E. Handel (53,777,628 votes for, 286,196 votes withheld), Bruce N. Hawthorne (53,832,098 votes for,
          231,726 votes withheld), C. Shelton James (53,807,738 votes for, 256,086 votes withheld) and Steve G. Nussrallah (53,423,258 votes for, 640,566 votes withheld).
      - The selection by the Board of Directors of Deloitte & Touche LLP as Concurrent's independent auditors for the fiscal year ending June 30, 2002 was ratified (52,694,542 votes for, 1,316,902 votes against, 52,380 votes abstained).
      - The adoption of Concurrent's 2001 Stock Option Plan was approved (32,612,353 votes for, 21,223,715 votes against, 227,756 votes abstained).

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:

     (11) Statement  on  computation  of  per  share  earnings


(b)  Reports  on  Form  8-K.

     The following reports on Form 8-K were filed during the period covered by this report:

     - Current Report on Form 8-K filed on October 22, 2001 relating to amending and restating the Registration Statement on Form 8-A filed with the Securities and Exchange Commission on January 23, 1986 to update the description of Concurrent's capital stock, and to update certain risk factors relating to Concurrent.
     - Current Report on Form 8-K filed on October 25, 2001 relating to financial results for the quarter ended September 30, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report for the quarter ended September 30, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 7, 2001          CONCURRENT  COMPUTER  CORPORATION




                                 By:  /s/  Steven  R.  Norton
                                    --------------------------------------------
                                    Steven  R.  Norton
                                    Chief  Financial  Officer
                                    (Principal Financial and Accounting Officer,
                                    Authorized  Officer)