Form 10-Q
period 2001-12-31
CONCURRENT COMPUTER CORP/DE
filed 2002-02-14
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 --------------


                                    FORM 10-Q


     (Mark One)

         X    Quarterly Report Pursuant to Section 13 or 15(d) of
        ---         the Securities Exchange Act of 1934

                  For the Quarter Ended December 31, 2001

                                       or

              Transition Report Pursuant to Section 13 or 15(d) of
        ---         the Securities Exchange Act of 1934

                  For the Transition Period from      to
                                                 ----    ----

                          Commission File No. 0-13150

                                ---------------

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

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of January 28, 2002 was 61,502,053.

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            CONCURRENT COMPUTER CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          THREE MONTHS ENDED        SIX MONTHS ENDED
                                              DECEMBER 31,             DECEMBER 31,
                                         ----------------------  ----------------------
                                            2001        2000        2001        2000
                                         ----------  ----------  ----------  ----------
Revenues:
  Product sales
    Real-time systems                    $   4,862   $   6,738   $  10,198   $  11,449
    Video-on-demand systems                 12,425       1,832      15,938       7,269
                                         ----------  ----------  ----------  ----------
      Total product sales                   17,287       8,570      26,136      18,718
  Service and other                          5,194       5,963      10,447      12,127
                                         ----------  ----------  ----------  ----------
      Total                                 22,481      14,533      36,583      30,845

Cost of sales:
  Real-time and video-on-demand systems      9,437       4,640      14,230      10,201
  Service and other                          2,964       3,231       5,813       6,391
                                         ----------  ----------  ----------  ----------
      Total                                 12,401       7,871      20,043      16,592
                                         ----------  ----------  ----------  ----------
Gross margin                                10,080       6,662      16,540      14,253

Operating expenses:
  Sales and marketing                        4,174       4,066       8,328       8,139
  Research and development                   3,655       2,818       7,116       5,449
  General and administrative                 2,189       3,775       4,098       6,242
                                         ----------  ----------  ----------  ----------
      Total operating expenses              10,018      10,659      19,542      19,830
                                         ----------  ----------  ----------  ----------

Operating income (loss)                         62      (3,997)     (3,002)     (5,577)

Interest income - net                          192          26         407          17
Other expense - net                            (48)        (37)        (59)        (92)
                                         ----------  ----------  ----------  ----------
Income (loss) before income taxes              206      (4,008)     (2,654)     (5,652)

Provision for income taxes                     150         150         300         300
                                         ----------  ----------  ----------  ----------
Net income (loss)                        $      56   $  (4,158)  $  (2,954)  $  (5,952)
                                         ==========  ==========  ==========  ==========
Net income (loss) per share
     Basic                               $    0.00   $   (0.08)  $   (0.05)  $   (0.11)
                                         ==========  ==========  ==========  ==========
     Diluted                             $    0.00   $   (0.08)  $   (0.05)  $   (0.11)
                                         ==========  ==========  ==========  ==========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                              CONCURRENT COMPUTER CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (DOLLARS IN THOUSANDS)


                                                                 DECEMBER 31,    JUNE 30,
                                                                     2001          2001
                                                                --------------  ----------
               ASSETS

Current assets:
  Cash and cash equivalents                                     $      28,237   $   9,460
  Accounts receivable - net                                            20,211      14,348
  Inventories                                                           5,936       7,187
  Prepaid expenses and other current assets                             1,459       1,058
                                                                --------------  ----------
    Total current assets                                               55,843      32,053

Property, plant and equipment - net                                    10,671      10,484
Purchased developed computer software                                   1,488       1,583
Goodwill - net                                                         10,744      10,744
Other long-term assets - net                                            2,153       2,188
                                                                --------------  ----------
    Total assets                                                $      80,899   $  57,052
                                                                ==============  ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                         $      13,314   $  13,929
  Deferred revenue                                                      2,207       3,300
                                                                --------------  ----------
    Total current liabilities                                          15,521      17,229

Long-term liabilities:
  Deferred revenue                                                        948       1,193
  Other                                                                 5,320       5,347
                                                                --------------  ----------
    Total liabilities                                                  21,789      23,769

Stockholders' equity:
  Common stock                                                            614         551
  Capital in excess of par value                                      168,977     140,352
  Accumulated deficit after eliminating accumulated deficit of
    $81,826 at December 31, 1991, date of quasi-reorganization       (105,714)   (102,760)
  Treasury stock                                                          (58)        (58)
  Accumulated other comprehensive loss                                 (4,709)     (4,802)
                                                                --------------  ----------
    Total stockholders' equity                                         59,110      33,283
                                                                --------------  ----------

Total liabilities and stockholders' equity                      $      80,899   $  57,052
                                                                ==============  ==========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                        CONCURRENT COMPUTER CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                         SIX MONTHS ENDED
                                                           DECEMBER 31,
                                                        ------------------
                                                          2001      2000
                                                        --------  --------
OPERATING ACTIVITIES
Net loss                                                $(2,954)  $(5,952)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Accrual of non-cash warrants                            1,417       238
  Depreciation, amortization and other                    2,423     2,943
  Other non cash expenses                                   324       672
  Changes in operating assets and liabilities:
    Accounts receivable                                  (6,022)   (2,613)
    Inventories                                             946    (3,058)
    Prepaid expenses and other current assets              (401)     (153)
    Other long-term assets                                  (32)       84
    Accounts payable and accrued expenses                  (615)      320
    Deferred revenue                                     (1,338)    2,777
    Long-term liabilities                                    11       (76)
                                                        --------  --------
  Total adjustments to net loss                          (3,287)    1,134
                                                        --------  --------
Net cash used in operating activities                    (6,241)   (4,818)

INVESTING ACTIVITIES
  Net additions to property, plant and equipment         (2,274)   (1,839)
                                                        --------  --------
Net cash used in investing activities                    (2,274)   (1,839)

FINANCING ACTIVITIES
  Net repayment of capital lease obligation                 (38)      (35)
  Proceeds from sale and issuance of common stock        27,271     3,334
                                                        --------  --------
Net cash provided by financing activities                27,233     3,299

Effect of exchange rates on cash and cash equivalents        59      (432)
                                                        --------  --------

Increase (decrease) in cash and cash equivalents         18,777    (3,790)
Cash and cash equivalents at beginning of period          9,460    10,082
                                                        --------  --------
Cash and cash equivalents at end of period              $28,237   $ 6,292
                                                        ========  ========

Cash paid during the period for:
  Interest                                              $    46   $   178
                                                        ========  ========
  Income taxes (net of refunds)                         $   317   $   284
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

     The number of shares used in computing basic and diluted net income per share for the three months ended December 31, 2001 was 61,031,000 and 64,761,000, respectively. The number of shares used in computing basic and diluted net loss per share for the six months ended December 31, 2001 was 60,297,000. Because of the loss for the six months ended December 31, 2001, the potential common shares issuable were anti-dilutive and were not considered in the diluted earnings per share calculations. Common share equivalents of 3,507,000 for the six months ended December 31, 2001 were excluded from the calculation, as their effect was antidilutive.

     The number of shares used in computing basic and diluted net loss per share for the three months ended December 31, 2000 and the six months ended December 31, 2000 was 54,675,000 and 54,332,000, respectively. Because of the losses for these periods, the potential common shares issuable were anti-dilutive and were not considered in the diluted earnings per share calculations. Common share equivalents of 4,809,000 and 5,089,000 for the three months ended December 31, 2000 and the six months ended December 31, 2000, respectively, were excluded from the calculation as their effect was also antidilutive.

3.   Revenue Recognition and Related Matters

     Video-on-demand and real-time system revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition". Concurrent recognizes revenue from video-on-demand and real-time systems when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable. Under multiple element arrangements, Concurrent allocates revenue to the various elements based on vendor-specific objective evidence ("VSOE") of fair value. Concurrent's VSOE of fair value is determined based on the price charged when the same element is sold separately.

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


4.   Inventories

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method. The components of inventories are as follows:

     (DOLLARS IN THOUSANDS)

                                DECEMBER 31,   JUNE 30,
                                    2001         2001
                                -------------  ---------
     Raw materials              $       4,950  $   5,709
     Work-in-process                      796      1,178
     Finished goods                       190        300
                                -------------  ---------
                                $       5,936  $   7,187
                                =============  =========


5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The components of accounts payable and accrued expenses are as follows:

     (DOLLARS  IN  THOUSANDS)

                               DECEMBER 31,   JUNE 30,
                                   2001         2001
                               -------------  ---------
Accounts payable, trade        $       3,321  $   4,277
Accrued payroll, vacation and
  other employee expenses              5,920      6,090
Warranty accrual                       1,608        977
Other accrued expenses                 2,465      2,585
                               -------------  ---------
                               $      13,314  $  13,929
                               =============  =========

6.   COMPREHENSIVE LOSS

     Concurrent's total comprehensive loss is as follows:

     (DOLLARS IN THOUSANDS)

                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                   DECEMBER 31,            DECEMBER 31,
                                              ----------------------  ----------------------
                                                 2001        2000        2001        2000
                                              ----------  ----------  ----------  ----------
Net income (loss)                             $      56   $  (4,158)  $  (2,954)  $  (5,952)

Other comprehensive income (loss):
  Foreign currency translation income (loss)       (180)        (33)         93        (445)
                                              ----------  ----------  ----------  ----------

Total comprehensive loss                      $    (124)  $  (4,191)  $  (2,861)  $  (6,397)
                                              ==========  ==========  ==========  ==========


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

     The following summarizes the operating income (loss) by segment for the three-month periods ended December 31, 2001 and December 31, 2000, respectively:

     (DOLLARS  IN  THOUSANDS)

                                     THREE MONTHS ENDED DECEMBER 31, 2001 (UNAUDITED)
                               ------------------------------------------------------------
                                 REAL-TIME         VOD          CORPORATE         TOTAL
                               -------------  --------------  --------------  -------------
Revenues:
  Product sales                $       4,862  $      12,425   $           -   $      17,287
  Service and other                    5,194              -               -           5,194
                               -------------  --------------  --------------  -------------
     Total                            10,056         12,425               -          22,481

Cost of sales
  Systems                              2,127          7,310               -           9,437
  Service and other                    2,964              -               -           2,964
                               -------------  --------------  --------------  -------------
     Total                             5,091          7,310               -          12,401
                               -------------  --------------  --------------  -------------

Gross margin                           4,965          5,115               -          10,080

Operating expenses
  Sales and marketing                  1,726          2,312             136           4,174
  Research and development             1,272          2,383               -           3,655
  General and administrative             393            564           1,232           2,189
                               -------------  --------------  --------------  -------------
    Total operating expenses           3,391          5,259           1,368          10,018
                               -------------  --------------  --------------  -------------

Operating income (loss)        $       1,574  $        (144)  $      (1,368)  $          62
                               =============  ==============  ==============  =============


                                      THREE MONTHS ENDED DECEMBER 31, 2000 (UNAUDITED)
                               -------------------------------------------------------------
                                 REAL-TIME         VOD          CORPORATE         TOTAL
                               -------------  --------------  --------------  --------------
Revenues:
  Product sales                $       6,738  $       1,832   $           -   $       8,570
  Service and other                    5,963              -               -           5,963
                               -------------  --------------  --------------  --------------
     Total                            12,701          1,832               -          14,533

Cost of sales
  Systems                              3,502          1,138               -           4,640
  Service and other                    3,231              -               -           3,231
                               -------------  --------------  --------------  --------------
     Total                             6,733          1,138               -           7,871
                               -------------  --------------  --------------  --------------

Gross margin                           5,968            694               -           6,662

Operating expenses
  Sales and marketing                  1,870          2,060             136           4,066
  Research and development               844          1,974               -           2,818
  General and administrative             505            594           2,676           3,775
                               -------------  --------------  --------------  --------------
    Total operating expenses           3,219          4,628           2,812          10,659
                               -------------  --------------  --------------  --------------

Operating income (loss)        $       2,749  $      (3,934)  $      (2,812)  $      (3,997)
                               =============  ==============  ==============  ==============

     The following summarizes the operating income (loss) by segment for the six-month periods ended December 31, 2001 and December 31, 2000, respectively:

     (DOLLARS  IN  THOUSANDS)

                                  SIX MONTHS ENDED DECEMBER 31, 2001 (UNAUDITED)
                               -----------------------------------------------------
                                REAL-TIME       VOD        CORPORATE       TOTAL
                               -----------  ------------  ------------  ------------
Revenues:
  Product sales                $    10,198  $    15,938   $         -   $    26,136
  Service and other                 10,447            -             -        10,447
                               -----------  ------------  ------------  ------------
     Total                          20,645       15,938             -        36,583

Cost of sales
  Systems                            4,628        9,602             -        14,230
  Service and other                  5,813            -             -         5,813
                               -----------  ------------  ------------  ------------
     Total                          10,441        9,602             -        20,043
                               -----------  ------------  ------------  ------------

Gross margin                        10,204        6,336             -        16,540

Operating expenses
  Sales and marketing                3,363        4,676           289         8,328
  Research and development           2,504        4,612             -         7,116
  General and administrative           752          872         2,474         4,098
                               -----------  ------------  ------------  ------------
    Total operating expenses         6,619       10,160         2,763        19,542
                               -----------  ------------  ------------  ------------

Operating income (loss)        $     3,585  $    (3,824)  $    (2,763)  $    (3,002)
                               ===========  ============  ============  ============

                                  SIX MONTHS ENDED DECEMBER 31, 2000 (UNAUDITED)
                               -----------------------------------------------------
                                REAL-TIME       VOD        CORPORATE       TOTAL
                               -----------  ------------  ------------  ------------
Revenues:
  Product sales                $    11,449  $     7,269   $         -   $    18,718
  Service and other                 12,127            -             -        12,127
                               -----------  ------------  ------------  ------------
     Total                          23,576        7,269             -        30,845

Cost of sales
  Systems                            5,892        4,309             -        10,201
  Service and other                  6,391            -             -         6,391
                               -----------  ------------  ------------  ------------
     Total                          12,283        4,309             -        16,592
                               -----------  ------------  ------------  ------------

Gross margin                        11,293        2,960             -        14,253

Operating expenses
  Sales and marketing                3,787        4,032           320         8,139
  Research and development           1,673        3,776             -         5,449
  General and administrative           774        1,255         4,213         6,242
                               -----------  ------------  ------------  ------------
    Total operating expenses         6,234        9,063         4,533        19,830
                               -----------  ------------  ------------  ------------

Operating income (loss)        $     5,059  $    (6,103)  $    (4,533)  $    (5,577)
                               ===========  ============  ============  ============

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

     Also in accordance with SFAS 142, Concurrent discontinued the amortization of goodwill effective July 1, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

(Dollars in thousands, except per share data)

                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                  DECEMBER 31,           DECEMBER 31,
                                             ---------------------  ---------------------
                                               2001        2000        2001        2000
                                             ---------  ----------  ----------  ----------
Reported net income (loss)                   $      56  $  (4,158)  $  (2,954)  $  (5,952)
  Add:  Goodwill amortization                        -        309           -         618
                                             ---------  ----------  ----------  ----------
Adjusted net income (loss)                   $      56  $  (3,849)  $  (2,954)  $  (5,334)
                                             =========  ==========  ==========  ==========

Basic and diluted income (loss) per share:
Reported net income (loss)                   $    0.00  $   (0.08)  $   (0.05)  $   (0.11)
  Goodwill amortization                              -       0.01           -        0.01
                                             ---------  ----------  ----------  ----------
Adjusted net income (loss)                   $    0.00  $   (0.07)  $   (0.05)  $   (0.10)
                                             =========  ==========  ==========  ==========

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

     Concurrent issued a warrant to purchase 50,000 shares of its common stock on March 29, 2001, exercisable at $5.196 per share over a four-year term. This warrant is referred to as the "Initial Warrant".

     Concurrent is also generally obligated to issue new warrants to purchase shares of its common stock to Comcast at the end of each quarter through March 31, 2004, based upon specified performance goals which are measured by the number of Comcast basic cable subscribers that have the ability to utilize the VOD service. The incremental number of subscribers that have access to VOD at quarter end as compared to the prior quarter end multiplied by a specified percentage is the number of additional warrants that are earned during the quarter. These warrants are referred to as the "Performance Warrants". Concurrent issued a performance warrant for 4,431 shares to Comcast on October 9, 2001, exercisable at $6.251 per share over a four-year term. Concurrent also issued a performance warrant for 52,511 shares to Comcast on January 15, 2002, exercisable at $15.019 per share over a four-year term.

     Concurrent will also issue additional warrants to purchase shares of its common stock, if at the end of any quarter the then total number of Comcast basic cable subscribers with the ability to utilize the VOD system exceeds specified threshold levels. These warrants are referred to as the "Cliff Warrants".

     Concurrent is recognizing the value of the Performance Warrants and the Cliff Warrants over the term of the agreement as Comcast purchases additional VOD servers from Concurrent and makes the service available to its customers. For the three months ended December 31, 2001 and the six months ended December 31, 2001, Concurrent recognized $287,000 and $692,000, respectively, as a reduction to revenue for the Performance Warrants and Cliff Warrants that have been accrued for but not yet issued.

     The value of the warrants is determined using the Black-Scholes option-pricing model. The weighted assumptions used for the quarter ended December 31, 2001 were: expected dividend yield - 0%; risk free interest rate - 4.08%; expected life - 4 years; expected volatility - 123.8%. Concurrent will adjust the value of the earned but unissued warrants on a quarterly basis using the Black-Scholes option-pricing model until the warrants are actually issued. The value of the new warrants earned and any adjustments in value for warrants previously earned will be determined using the Black-Scholes option-pricing model and recognized as part of revenue on a quarterly basis.

     The exercise price of the warrants is subject to adjustment for stock splits, combinations, stock dividends, mergers, and other similar recapitalization events. The exercise price is also subject to adjustment for issuance of additional equity securities at a purchase price less than the then current fair market value of Concurrent's common stock. Based on the information that is currently available, Concurrent does not expect the warrants to be issued to Comcast to exceed 1% of its outstanding shares of common stock over the term of the agreement. The exercise price of the warrants to be issued to Comcast will equal the average closing price of Concurrent's common stock for the 30 trading days prior to the applicable warrant issuance date and the warrant will be exercisable over a four-year term.

10.  Revolving  Credit  Facility

     Concurrent has a revolving credit facility with a bank that expires on December 31, 2002 and which provides for borrowings up to $5 million at an interest rate of prime (4.75% at December 31, 2001) plus 0.75% or between LIBOR plus 2.25% and LIBOR plus 3.00% depending on Concurrent's ratio of Consolidated Funded Debt (as defined in the credit facility) to EBITDA. Concurrent has pledged substantially all of its assets as collateral for the facility. No borrowings were outstanding at December 31, 2001 under the credit facility. At December 31, 2001 the Company was in violation of its EBITDA covenant for the VOD division. This violation is considered a "commitment suspension period" which means Concurrent is unable to borrow under the credit facility until the EBITDA covenant violation for the VOD division is cured.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

   Revenue Recognition

     Video-on-demand and real-time system revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition". Concurrent recognizes revenue from video-on-demand and real-time systems when: (1) persuasive evidence of an arrangement exists; (2) the system has been shipped; (3) the fee is fixed or determinable; and (4) collectibility of the fee is probable. Under multiple element arrangements, Concurrent allocates revenue to the various elements based on vendor-specific objective evidence ("VSOE") of fair value. Concurrent's VSOE of fair value is determined based on the price charged when the same element is sold separately. Determination of criteria (3) and (4) are based on management's judgements regarding the fixed nature of the fee charged for products and services delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

     In certain instances, Concurrent's customers require significant customization of both software and hardware products and, therefore, revenues are recognized as long term contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Concurrent follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.


   Valuation and Accrual of Non-Cash Warrants

     Concurrent entered into a definitive purchase agreement with Comcast Cable in March of 2001, providing for the sale of VOD equipment. As part of that agreement, Concurrent agreed to issue three types of warrants (See note 9 to the condensed consolidated financial statements).

     Concurrent recognized the value of the Initial Warrant as a reduction of revenue in the quarter ended March 31, 2001. Concurrent recognizes the value of Performance Warrants and Cliff Warrants as a reduction of revenue over the term of the agreement as Comcast purchases additional VOD servers from Concurrent and makes the service available to its customers.

     The value of the warrants is determined using the Black-Scholes option-pricing model. The weighted assumptions used for the quarter ended December 31, 2001 were: expected dividend yield - 0%; risk free interest rate - 4.08%; expected life - 4 years; expected volatility - 123.8%. Concurrent will adjust the value of the earned but unissued warrants on a quarterly basis using the Black-Scholes option-pricing model until the warrants are actually issued. The value of the new warrants earned and any adjustments in value for warrants previously earned will be determined using the Black-Scholes option-pricing model and recognized as part of revenue on a quarterly basis. To the extent the above assumptions change on a periodic basis, or the number of subscribers capable of receiving VOD increases or decreases, revenue and gross margins may be positively or negatively impacted.


     In accordance with a definitive agreement with Scientific Atlanta, Inc. ("SAI") executed in August of 1998, Concurrent agreed to issue warrants to SAI upon achievement of pre-determined revenue targets. The value of these warrants cannot exceed 5% of applicable revenue and the number of shares related to the warrant are determined using the Black-Scholes option-pricing model and cannot exceed 888,888 shares for every $30 million of revenue from the sale of VOD servers using the SAI platform. The value of these warrants cannot impact gross margin by more than $1.5 million per $30 million of applicable revenue. Concurrent accrues for this cost as a part of cost of sales at the time of recognition of applicable revenue.

   Warranty Accrual/Maintenance Revenue Deferral

     Concurrent either accrues the estimated costs to be incurred in performing warranty services at the time of revenue recognition and shipment of the servers, or defers revenue associated with the maintenance services to be provided during the warranty period based upon the value for which Concurrent would sell such services separately, depending upon the specific terms of the customer agreement. Concurrent's estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent Concurrent experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase resulting in decreased gross margin.

   Inventory Valuation Reserves

     Concurrent provides for inventory obsolescence based upon assumptions about future demand, market conditions and anticipated timing of the release of next generation products. If actual market conditions or future demand are less favorable than those projected by management, or if next generation products are released earlier than anticipated, additional inventory write-downs may be required.

   Impairment of Goodwill

     At December 31, 2001, Concurrent had $10.7 million of goodwill. In assessing the recoverability of Concurrent's goodwill the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If the estimates or their related assumptions change in the future, Concurrent may be required to record impairment charges for theses assets not previously recorded. In connection with the adoption of SFAS 142, Concurrent was required to perform an impairment assessment within six months of its July 1, 2001 adoption. As of September 30, 2001, Concurrent completed this transitional impairment test and deemed that no impairment loss was necessary. Any subsequent impairment losses, if any, will be reflected in operating income in the income statement.

   Valuation of Deferred Tax Assets

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At June 30, 2001 and December 31, 2001, substantially all of the deferred tax assets have been fully reserved due to the operating losses for the past several years and the inability to assess as more likely than not the likelihood of generating sufficient future taxable income to realize such benefits.

Selected Operating Data as a Percentage of Total Revenue

     The following table sets forth selected operating data as a percentage of total revenue for certain items in Concurrent's consolidated statements of operations for the periods indicated.

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        DECEMBER 31,           DECEMBER 31,
                                                  ----------------------  ----------------------
                                                     2001        2000        2001        2000
                                                  ----------  ----------  ----------  ----------
                                                        (Unaudited)             (Unaudited)
Net sales:
  Product sales (% of total sales):

    Real-time systems                                  21.6 %      46.4 %      27.9 %      37.1 %
    Video-on-demand systems                            55.3        12.6        43.6        23.6
                                                  ----------  ----------  ----------  ----------
      Total product sales                              76.9        59.0        71.4        60.7
  Service and other                                    23.1        41.0        28.6        39.3
                                                  ----------  ----------  ----------  ----------
      Total                                           100.0       100.0       100.0       100.0

Cost of sales (% of respective sales category):
  Real-time and video-on-demand systems                54.6        54.1        54.4        54.5
  Service and other                                    57.1        54.2        55.6        52.7
                                                  ----------  ----------  ----------  ----------
     Total                                             55.2        54.2        54.8        53.8
                                                  ----------  ----------  ----------  ----------

Gross margin                                           44.8        45.8        45.2        46.2

Operating expenses:
  Sales and marketing                                  18.6        28.0        22.8        26.4
  Research and development                             16.3        19.4        19.5        17.7
  General and administrative                            9.7        26.0        11.2        20.2
                                                  ----------  ----------  ----------  ----------
      Total operating expenses                         44.6        73.3        53.4        64.3
                                                  ----------  ----------  ----------  ----------

Operating income (loss)                                 0.3       (27.5)       (8.2)      (18.1)

Interest income - net                                   0.9         0.2         1.1         0.1
Other expense - net                                    (0.2)       (0.3)       (0.2)       (0.3)
                                                  ----------  ----------  ----------  ----------

Income (loss before income taxes)                       0.9       (27.6)       (7.3)      (18.3)

Provision for income taxes                              0.7         1.0         0.8         1.0
                                                  ----------  ----------  ----------  ----------
Net income (loss)                                       0.2 %     (28.6)%      (8.1)%     (19.3)%
                                                  ==========  ==========  ==========  ==========

RESULTS  OF  OPERATIONS

THE QUARTER ENDED DECEMBER 31, 2001 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2000

     Product Sales. Total product sales were $17.3 million for the three months ended December 31, 2001, an increase of $8.7 million or 101.7% from $8.6 million for the three months ended December 31, 2000. This increase resulted from VOD product sales increasing by $10.6 million to $12.4 million in the three-month period ended December 31, 2001 from $1.8 million for the same period in 2000. The increase in VOD product sales is due to the increase in VOD server purchases from a single domestic cable operator, which accounted for approximately 95% of VOD system revenue in the quarter ended December 31, 2001. Sales of real-time products decreased 27.8% to $4.9 million in the three month period ended December 31, 2001 from $6.7 million in the three month period ended December 31, 2000, primarily due to an order from AAI Corporation in fiscal 2001 of approximately $2 million which was not repeated in fiscal 2002.

     Service and Other Sales. Service and other sales decreased $0.8 million or 12.9% to $5.2 million for the three months ended December 31, 2001 from $6.0 million for the three months ended December 31, 2000. The decline resulted primarily from customers switching from proprietary real-time systems to Concurrent's open systems which are less expensive to maintain, and the cancellation of other proprietary computer maintenance contracts as the machines are removed from service.

     Gross Margin. The gross margin increased 51.3% to $10.1 million for the three months ended December 31, 2001 from $6.7 million for the three months ended December 31, 2000. The gross margin as a percentage of sales decreased to 44.8% in the three month period ended December 31, 2001 from 45.8% in the three month period ended December 31, 2000 primarily due to higher VOD sales volume, which has lower margins than real-time systems. VOD product gross margins increased to 41.2% in the three month period ended December 31, 2001 from 37.9% in the three month period ended December 31, 2000, due to increased sales volume and certain fixed customer service and support costs being spread over higher
VOD sales. As revenue from sales of VOD servers continues to increase as a percentage of total revenue, overall gross margins will move closer to the margins realized on sales of its VOD servers. Real-time product gross margins increased to 56.3% for the three months ended December 31, 2001 from 48.0% for the three months ended December 30, 2000 primarily due to an increase in higher margin product sales to one particular customer. The gross margin on service and other sales declined to 42.9% for the three months ended December 31, 2001 from 45.8% for the same period in 2000 because, as service revenues continued to decline, service expenses were unable to be reduced pro-rata in order to ensure quality service and fulfill contractual agreements.

     Sales and Marketing. Sales and marketing expenses decreased as a percentage of sales to 18.6% for the three months ended December 31, 2001 from 28.0% for the three months ended December 31, 2000. These expenses increased slightly to $4.2 million in the three month period ended December 31, 2001 from $4.1 million in the three month period ended December 31, 2000, primarily due to a $0.3 million increase in domestic VOD sales and marketing personnel costs. This increase was partially offset by a $0.1 million decrease in international severance expense and a $0.1 million reduction in international real-time marketing personnel costs.

     Research and Development. Research and development expenses decreased as a percentage of sales to 16.3% for the three month period ended December 31, 2001 from 19.4% for the three month period ended December 31, 2000. These expenses increased to $3.7 million in the three month period ended December 31, 2001 from $2.8 million in the three month period ended December 31, 2000 due to personnel additions in both the real-time and VOD research and development departments. The Real-Time Division's research and development expense increased $0.3 million due to additional resources required for development of the new Linux based real-time operating system. The VOD Division also added new development staff in the fourth quarter of fiscal year 2001 and the first two quarters of fiscal year 2002 to focus on TV Guide version 16.82 integration, targeted and interactive advertising integration, and development of Concurrent's personal video channel (pTV(TM)) technology. The additional VOD research and development personnel resulted in an increase of $0.5 million during the three months ended December 31, 2001 when compared to the same period in the prior year.

     General and Administrative. General and administrative expenses decreased as a percentage of sales to 9.7% for the three months ended December 31, 2001 from 26.0% during the same period in the prior year. These expenses decreased to $2.2 million in the three-month period ended December 31, 2001 from $3.8 million in the same period ended December 31, 2000, primarily due to a $1.2 million severance charge recorded in the three-month period ended December 31, 2000. In addition, after the July 1, 2001 implementation of SFAS 142, goodwill relating to the acquisition of Vivid Technology, Inc. is no longer amortized. Discontinuation of this goodwill amortization expense decreased VOD general and administrative expense by $0.3 million for the three-month period ended December 31, 2001 versus the same period in the prior year.

     Interest Income (Expense). Included in interest income (expense) for the three month period ended December 31, 2001 is $0.2 million of interest income earned on the net proceeds from the private placement of 5.4 million shares of common stock that was completed in July 2001.

     Income Taxes. Concurrent recorded income tax expense for its foreign subsidiaries of $150,000 in each of the three month periods ended December 31, 2001 and December 31, 2000 based on pre-tax income of $0.2 million in the three month period ended December 31, 2001 and a pre-tax loss of $4.0 million in the three month period ended December 31, 2000, due to the inability to utilize domestic net operating loss carryforwards to offset taxable income in certain foreign locations.

     Net Income (Loss). Concurrent recorded net income of $0.1 million or $0.00 per share for the three months ended December 31, 2001, compared to a net loss of $4.2 million or $0.08 loss per share for the three months ended December 31, 2000.

THE SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2000

     Product Sales. Total product sales were $26.1 million for the six months ended December 31, 2001, an increase of $7.4 million or 39.6% from $18.7 million for the six months ended December 31, 2000. This increase primarily results from a $8.7 million, or 119.3% increase in VOD product sales to $15.9 million in the six month period ended December 31, 2001 from $7.3 million for the same period in 2000. The increase in VOD product sales is due to the increase in VOD server purchases from a single domestic cable operator, which accounted for approximately 79% of VOD system revenue during the six months ended December 31, 2001. Sales of real-time products decreased 10.9% to $10.2 million in the six month period ended December 31, 2001 from $11.4 million in the six month period ended December 31, 2000, primarily due to an order from AAI Corporation in fiscal 2001 of approximately $2 million, which was not repeated in fiscal 2002.

     Service and Other Sales. Service and other sales decreased $1.7 million or 13.9% to $10.4 million for the six months ended December 31, 2001 from $12.1 million for the six months ended December 31, 2000. The decline resulted primarily from customers switching from proprietary real-time systems to Concurrent's open systems which are less expensive to maintain, and from the cancellation of other proprietary computer maintenance contracts as the machines are removed from service.

     Gross Margin. The gross margin increased 16.0% to $16.5 million for the six months ended December 31, 2001 from $14.3 million for the six months ended December 31, 2000. The gross margin as a percentage of sales decreased to 45.2% for the six month period ended December 31, 2001 compared to 46.2% for the same period ended December 31, 2000 primarily due to higher VOD sales volume, which has lower margins than real-time systems. VOD product gross margins decreased to 39.8% in the six month period ended December 31, 2001 from 40.7% during the same period ended December 31, 2000 due to the $0.7 million reduction in revenue during the six months ended December 31, 2001 from warrants accrued for but not yet issued to Comcast (see footnote 9 to the condensed consolidated financial statements). Real-time product gross margins increased to 54.6% for the six months ended December 31, 2001 compared to 48.5% for the six months ended

December 31, 2000 primarily due to an increase in higher margin product sales to one particular customer. The gross margin on service and other sales declined to 44.4% for the six months ended December 31, 2001 compared to 47.3% for the same period in 2000 because, as service revenues continued to decline, service expenses were unable to be reduced pro-rata in order to ensure quality service and fulfill contractual agreements.

     Sales and Marketing. Sales and marketing expenses decreased as a percentage of sales to 22.8% for the six months ended December 31, 2001 from 26.4% for the six months ended December 31, 2000. These expenses increased slightly to $8.3 million in the six month period ended December 31, 2001 from $8.1 million in the six month period ended December 31, 2000, primarily due to a $0.6 million increase in domestic VOD sales and marketing personnel costs. This increase was partially offset by a $0.4 million decrease in international real-time sales and marketing expense due to a $0.2 million decrease in severance expense and a $0.2 million reduction of international real-time marketing personnel costs.

     Research and Development. Research and development expenses increased as a percentage of sales to 19.5% for the six month period ended December 31, 2001 from 17.7% for the six month period ended December 31, 2000. These expenses increased to $7.1 million in the six month period ended December 31, 2001 from $5.4 million in the six month period ended December 31, 2000 due to personnel additions in both the real-time and VOD research and development departments. The Real-Time Division's research and development expense increased $0.6 million due to additional resources required for development of the new Linux based real-time operating system. The VOD division also added new development staff in the fourth quarter of fiscal year 2001 and the first two quarters of fiscal year 2002 to focus on TV Guide version 16.82 integration, targeted and interactive advertising integration, and development of Concurrent's personal video channel (pTV(TM)) technology. The additional VOD research and development personnel resulted in an increase of $1 million during the six months ended December 31, 2001 compared to the same period in the prior year.

     General and Administrative. General and administrative expenses decreased as a percentage of sales to 11.2% for the six-month period ended December 31, 2001 from 20.2% for the six-month period December 31, 2000. These expenses decreased to $4.1 million in the six months ended December 31, 2001 from $6.2 million in the same period ended December 31, 2000, primarily due to a $1.2 million severance charge recorded in the six-month period ended December 31, 2000. In addition, after the July 1, 2001 implementation of SFAS 142, goodwill relating to the acquisition of Vivid Technology, Inc. is no longer amortized. Discontinuation of this goodwill amortization expense decreased VOD general and administrative expense by $0.6 million for the six months ended December 31, 2001 compared to the same period in the prior year. Furthermore, accounting related costs decreased $0.2 million primarily due to consolidation of accounting departments that existed in both Duluth, GA and Ft. Lauderdale, FL during part of the six months ended December 31, 2000.

     Interest Income (expense). Included in interest income (expense) for the six month period ended December 31, 2001 is $0.4 million of interest income earned on the net proceeds from the private placement of 5.4 million shares of common stock that was completed in July 2001.

     Income Taxes. Concurrent recorded income tax expense for its foreign subsidiaries of $300,000 in each of the six month periods ended December 31, 2001 and December 31, 2000 on pre-tax losses of $2.7 million and $5.7 million, respectively, due to the inability to recognize the future tax benefit of the respective periods' net operating loss.

     Net Loss. Concurrent recorded a net loss of $3.0 million or $0.05 per share for the six months ended December 31, 2001, compared to a net loss of $6.0 million or $0.11 per share for the six months ended December 31, 2000.

Liquidity  and  Capital  Resources

     Concurrent's liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Concurrent's future liquidity will be affected by, among other things:

     - The actual versus anticipated decline in sales of real-time proprietary systems and service maintenance revenue;
     -     Revenues  from  open  real-time  systems;
     -     Revenue  growth  from  VOD  systems;
     - Ongoing cost control actions and expenses, including for example, research and development and capital expenditures;
     -     The  margins  on  the  VOD  and  real-time  businesses;
     -     The  ability  to  raise  additional  capital,  if  necessary;
     - Timing of product shipments which occur primarily during the last month of the quarter;
     - The percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles and which receivables are not included in the borrowing base of the revolving credit facility; and
     - The number of countries in which Concurrent operates, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases.

     Concurrent used cash of $6.2 million and $4.8 million in operating activities during the six month periods ended December 31, 2001 and December 31, 2000, respectively, primarily due to the losses generated by Concurrent's VOD business and uses of working capital. Concurrent has available a $5 million revolving credit facility with Wachovia Bank which expires December 31, 2002. Borrowings under the facility are limited to 85% of eligible accounts receivable and bear interest at prime plus .75% or between LIBOR plus 2.25% and LIBOR plus 3.00% depending on Concurrent's ratio of Consolidated Funded Debt (as defined in the credit facility) to EBITDA. Concurrent has pledged substantially all of its assets as collateral for the facility. No borrowings were outstanding at December 31, 2001 under the credit facility. The credit facility contains financial covenants which limit the ratio of total liabilities to tangible net worth and which require Concurrent to achieve on a quarterly basis minimum EBITDA in each of Concurrent's operating divisions. At December 31, 2001, Concurrent was in violation of its EBITDA covenant for the VOD division. This violation is considered a "commitment suspension event" and not an "event of default". Concurrent is currently in a "commitment suspension period" which means Concurrent is unable to borrow under the credit facility until the EBITDA covenant violation for the VOD division is cured.

     Concurrent invested $2.3 million and $1.8 million in property, plant and equipment during the six-month periods ended December 31, 2001 and December 31, 2000, respectively. Current year capital expenditures primarily relate to computer equipment and development equipment for Concurrent's VOD Division, and for real-time and VOD manufacturing equipment in Fort Lauderdale.

     Concurrent received $24.0 million in net proceeds from a private placement of 5.4 million shares of Concurrent's common stock on July 19, 2001. Concurrent also received $3.3 million from the issuance of common stock to employees and directors who exercised stock options during both of the six month periods ended December 31, 2001 and December 31, 2000, respectively.

     On December 31, 2001, Concurrent's working capital was $40.3 million, and Concurrent did not have any material commitments for capital expenditures.
Concurrent believes that existing cash balances and funds expected to be generated by operations will be sufficient to meet Concurrent's anticipated working capital and capital expenditure requirements for the next twelve months.

CONTRACTUAL  OBLIGATIONS  AND  COMMERCIAL  COMMITMENTS

     Concurrent's only significant contractual obligations and commitments relate to certain operating leases for sales, service and manufacturing facilities in the United States, Europe and Asia.

     CAUTIONARY  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

     Certain statements made in this report, and other written or oral statements made by or on behalf of Concurrent or its representatives, may constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this report, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and Concurrent's future performance, as well as its expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties that could affect Concurrent's performance or results include, without limitation:

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

     In any one quarter a substantial portion of VOD revenue may be derived from a single customer. For the three months and six months ended December 31, 2001, revenue from a single customer accounted for 94.7% and 79.0% of VOD revenue, respectively. The single customer in any given quarter that makes up such revenue may vary between several different multiple system cable operators. At June 30, 2001 and December 31, 2001, this same customer made up 26.2% and 61.7% of trade accounts receivable, respectively.

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

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report for the quarter ended December 31, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 10, 2002         CONCURRENT COMPUTER CORPORATION




                                 By:  /s/  Steven R. Norton
                                    -------------------------
                                    Steven R. Norton
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer,
                                    Authorized Officer)