Form 10-Q
period 2002-03-31
CONCURRENT COMPUTER CORP/DE
filed 2002-05-13
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 --------------


                                    FORM 10-Q


           (Mark One)

               X    Quarterly  Report  Pursuant  to  Section  13 or 15(d) of the
              ---        Securities  Exchange  Act  of  1934

                      For the Quarter Ended March 31, 2002

                                       or

                    Transition Report Pursuant to Section 13 or 15(d) of the
              ---        Securities Exchange Act of 1934

                      For the Transition Period from ____ to ____


                          Commission File No. 0-13150

                                  -------------

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


Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of May 6, 2002 was 61,855,727.

PART  I     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                        CONCURRENT COMPUTER CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                               MARCH 31,          MARCH 31,
                                            2002      2001      2002      2001
                                          ------------------  ------------------
Revenues:
  Product sales
    Real-time systems                     $ 5,647   $ 6,028   $15,845   $17,477
    Video-on-demand systems                14,576    10,349    30,514    17,618
                                          --------  --------  --------  --------
      Total product sales                  20,223    16,377    46,359    35,095
  Service and other                         4,805     5,704    15,252    17,831
                                          --------  --------  --------  --------
      Total                                25,028    22,081    61,611    52,926

Cost of sales:
  Real-time and video-on-demand systems     9,429     8,744    23,659    18,945
  Service and other                         2,838     3,127     8,651     9,518
                                          --------  --------  --------  --------
      Total                                12,267    11,871    32,310    28,463
                                          --------  --------  --------  --------

Gross margin                               12,761    10,210    29,301    24,463

Operating expenses:
  Sales and marketing                       4,198     4,059    12,526    12,198
  Research and development                  3,861     2,925    10,977     8,374
  General and administrative                2,341     2,551     6,439     8,793
                                          --------  --------  --------  --------
      Total operating expenses             10,400     9,535    29,942    29,365
                                          --------  --------  --------  --------

Operating income (loss)                     2,361       675      (641)   (4,902)

Interest income - net                         154        60       561        77
Other expense - net                           (61)      (14)     (120)     (106)
                                          --------  --------  --------  --------

Income (loss) before income taxes           2,454       721      (200)   (4,931)

Provision for income taxes                    150       150       450       450
                                          --------  --------  --------  --------

Net income (loss)                         $ 2,304   $   571   $  (650)  $(5,381)
                                          ========  ========  ========  ========

Net income (loss) per share
      Basic                               $  0.04   $  0.01   $ (0.01)  $ (0.10)
                                          ========  ========  ========  ========
      Diluted
                                          $  0.04   $  0.01   $ (0.01)  $ (0.10)
                                          ========  ========  ========  ========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                        CONCURRENT COMPUTER CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                              MARCH 31,    JUNE 30,
                                                2002         2001
                                             -----------  ----------
    ASSETS

Current assets:
  Cash and cash equivalents                  $   22,408   $   9,460
  Accounts receivable - net                      22,643      14,348
  Inventories                                     8,298       7,187
  Prepaid expenses and other current assets       1,222       1,058
                                             -----------  ----------
    Total current assets                         54,571      32,053

Property, plant and equipment - net              10,461      10,484
Purchased developed computer software             1,441       1,583
Goodwill - net                                   10,744      10,744
Investment in minority owned company              7,000           -
Note receivable from minority owned company       3,000           -
Other long-term assets - net                      2,099       2,188
                                             -----------  ----------
    Total assets                             $   89,316   $  57,052
                                             ===========  ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses      $   14,575   $  13,929
  Deferred revenue                                3,565       3,300
                                             -----------  ----------
    Total current liabilities                    18,140      17,229

Long-term liabilities:
  Deferred revenue                                  778       1,193
  Other                                           5,269       5,347
                                             -----------  ----------
    Total liabilities                            24,187      23,769

Stockholders' equity:
  Common stock                                      618         551
  Capital in excess of par value                172,522     140,352
  Accumulated deficit                          (103,410)   (102,760)
  Treasury stock                                    (58)        (58)
  Accumulated other comprehensive loss           (4,543)     (4,802)
                                             -----------  ----------
    Total stockholders' equity                   65,129      33,283
                                             -----------  ----------

Total liabilities and stockholders' equity   $   89,316   $  57,052
                                             ===========  ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                        CONCURRENT COMPUTER CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (DOLLARS IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                       MARCH 31,
                                                                   2002       2001
                                                                 ---------  --------
OPERATING ACTIVITIES

Net loss                                                         $   (650)  $(5,381)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Accrual of non-cash warrants                                      1,751       759
  Depreciation and amortization                                     3,713     4,394
  Other non cash expenses                                             837     1,821
  Changes in operating assets and liabilities:
     Accounts receivable                                           (8,628)   (6,282)
     Inventories                                                   (1,598)   (4,847)
     Prepaid expenses and other current assets                       (164)      111
     Other long-term assets                                           (11)      530
     Accounts payable and accrued expenses                            646       580
     Deferred revenue                                                (150)    3,923
     Long-term liabilities                                            (20)     (168)
                                                                 ---------  --------
  Total adjustments to net loss                                    (3,624)      821
                                                                 ---------  --------
Net cash used in operating activities                              (4,274)   (4,560)

INVESTING ACTIVITIES

  Net additions to property, plant and equipment                   (3,260)   (2,467)
  Investment in minority owned company                             (4,000)        -
  Note receivable from minority owned company                      (3,000)        -
                                                                 ---------  --------
Net cash used in investing activities                             (10,260)   (2,467)

FINANCING ACTIVITIES

  Net repayment of capital lease obligation                           (58)      (53)
  Proceeds from sale and issuance of common stock                  27,486     3,892
                                                                 ---------  --------
Net cash provided by financing activities                          27,428     3,839

Effect of exchange rates on cash and cash equivalents                  54      (896)
                                                                 ---------  --------

Increase (decrease) in cash and cash equivalents                   12,948    (4,084)
Cash and cash equivalents at beginning of period                    9,460    10,082
                                                                 ---------  --------
Cash and cash equivalents at end of period                       $ 22,408   $ 5,998
                                                                 =========  ========

Cash paid during the period for:
  Interest                                                       $     52   $   249
                                                                 =========  ========
  Income taxes (net of refunds)                                  $    353   $   612
                                                                 =========  ========

Non-cash investing/financing activities:
  Common stock issued for investment in minority owned company   $  3,000   $     -
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

2.   BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including potential dilutive common shares issuable. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.

      The number of shares used in computing basic and diluted net income per share for the three months ended March 31, 2002 was 61,560,000 and 64,767,000, respectively. The number of shares used in computing basic and diluted net loss per share for the nine months ended March 31, 2002 was 60,712,000. Because of the loss for the nine months ended March 31, 2002, the potential common shares issuable were anti-dilutive and were not considered in the diluted earnings per share calculations. Common share equivalents of 3,415,000 for the nine months ended March 31, 2002 were excluded from the calculation, as their effect was antidilutive.

      The number of shares used in computing basic and diluted net income per share for the three months ended March 31, 2001 was 55,021,000 and 57,125,000, respectively. The number of shares used in computing basic and diluted net loss per share for the nine months ended March 31, 2001 was 54,558,000. Because of the loss for the nine months ended March 31, 2001, the potential common shares issuable were antidilutive and were not considered in the diluted earnings per share calculations. Common share equivalents of 4,334,000 for the nine months ended March 31, 2001 were excluded from the calculation, as their effect was antidilutive.

3.   REVENUE RECOGNITION AND RELATED MATTERS

     Video-on-demand and real-time system revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition". Concurrent recognizes revenue from video-on-demand and real-time systems when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable. Under multiple element arrangements, Concurrent allocates revenue to the various elements based on vendor-specific objective evidence ("VSOE") of fair value. Concurrent's VSOE of fair value is determined based on the price charged when the same element is sold separately.

     In certain instances, Concurrent's customers require significant customization of both the software and hardware products and, therefore, the revenues are recognized as long term contracts in conformity with Accounting Research Bulletin ("ARB") No. 45 "Long Term Construction Type Contracts", SOP 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and SOP 97-2 "Software Revenue Recognition". For long-term contracts, revenue is recognized using the percentage of completion method of accounting based on costs incurred on the project compared to the total costs expected to be incurred through completion.

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


4.   INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method. The components of inventories are as follows:

     (DOLLARS  IN  THOUSANDS)

                      MARCH 31,   JUNE 30,
                         2002       2001
                      ----------  ---------

     Raw materials    $    6,744  $   5,709
     Work-in-process       1,406      1,178
     Finished goods          148        300
                      ----------  ---------
                      $    8,298  $   7,187
                      ==========  =========


5.   INVESTMENT IN AND RECEIVABLE FROM MINORITY OWNED COMPANY

     In March 2002, Concurrent invested cash of $4 million and issued 291,461 shares of its common stock in exchange for 1,220,601 series C shares of Thirdspace Living Limited ("Thirdspace"), representing a 14.4% ownership interest in all shares outstanding as of the investment date. Thirdspace is a closely held United Kingdom global software services corporation that offers interactive and on-demand television solutions for DSL (digital subscriber line) and other broadband networks. In exchange for its investment, Concurrent also received a warrant for 400,000 series C shares of Thirdspace. The warrant is exercisable beginning December 19, 2002. If the fair market value of the warrant on the date of exercise is less than $5.73 per share, then the exercise price will be the then current fair market value. If the fair market value of the warrant on the date of exercise is equal to or greater than $5.73 per share, then the exercise price will be the greater of $5.73 or 85% of the then current fair market value.

     Concurrent also loaned Thirdspace $3 million in exchange for a long-term convertible note receivable, bearing interest at 8% annually, with interest payments first due December 31, 2002, and semi-annually, thereafter. The note is convertible into series C shares of Thirdspace, at the option of Concurrent, beginning six months after the issuance of the note and ending 48 months after the issuance of the note. Concurrent is also obligated, as part of the agreement, to lend an additional $3 million on September 3, 2002, under the same terms as the initial $3 million loan. Concurrent has a security interest in all of the assets of Thirdspace, which is subject to a prior lien on Thirdspace's intellectual property securing an obligation of $5,000,000. Other than the prior lien on Thirdspace's intellectual property, Concurrent's security interest ranks ratably with those of other secured creditors. Concurrent has not yet completed the allocation of the total investment in Thirdspace to the common stock, warrant, and convertible note receivable as the appraisals associated with these securities are not yet complete.

     Concurrent will account for the common stock and the warrant in Thirdspace using the cost method, as Concurrent does not believe it exercises significant influence on Thirdspace. Both the common stock and the warrant will be reviewed for impairment on a quarterly basis. The convertible note will be recorded at fair value with changes in fair value in future periods being recorded as a component of other comprehensive income.

6.   ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     The  components  of  accounts  payable and accrued expenses are as follows:

     (DOLLARS  IN  THOUSANDS)
                                    MARCH 31,   JUNE 30,
                                       2002       2001
                                    ----------  ---------

     Accounts payable, trade        $    4,302  $   4,277
     Accrued payroll, vacation and
       other employee expenses           5,261      6,090
     Warranty accrual                    2,324        977
     Other accrued expenses              2,688      2,585
                                    ----------  ---------
                                    $   14,575  $  13,929
                                    ==========  =========


7.   COMPREHENSIVE  INCOME

     Concurrent's  total  comprehensive  income  (loss)  is  as  follows:

     (DOLLARS  IN  THOUSANDS)
                                                   THREE MONTHS ENDED  NINE MONTHS ENDED
                                                        MARCH 31,            MARCH 31,
                                                      2002     2001      2002       2001
                                                    --------  -------  --------  ----------
     Net income (loss)                              $  2,304  $  571   $  (650)  $  (5,381)
     Other comprehensive income (loss):
        Foreign currency translation income (loss)       166    (626)      259      (1,071)
                                                    --------  -------  --------  ----------
     Total comprehensive income (loss)              $  2,470  $  (55)  $  (391)  $  (6,452)
                                                    ========  =======  ========  ==========

8.   SEGMENT INFORMATION

     Concurrent operates its business in two divisions: real-time and video-on-demand ("VOD"). Concurrent's Real-Time Division is a provider of high-performance, real-time computer systems, solutions and software for commercial and government markets focusing on strategic market areas that include hardware-in-the-loop and man-in-the-loop simulation, data acquisition, industrial systems, and software and embedded applications. Concurrent's VOD Division is a supplier of digital video server systems to a wide range of industries serving a variety of markets, including the broadband/cable, hospitality, intranet/distance learning, and other related markets. Shared expenses are primarily allocated based on either revenues or headcount. There were no material intersegment sales or transfers. Corporate costs include costs related to the offices of the Chief Executive Officer, Chief Financial Officer, Investor Relations and other administrative costs including annual audit and tax fees, legal fees, Board of Director fees and similar costs.

     The following summarizes the operating income (loss) by segment for the three-month periods ended March 31, 2002 and March 31, 2001, respectively:

     (DOLLARS  IN  THOUSANDS)
                               THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)
                               ---------------------------------------------
                               REAL-TIME      VOD       CORPORATE    TOTAL
                               ----------  ----------  -----------  -------

Revenues:
  Product sales                $    5,647  $   14,576  $        -   $20,223
  Service and other                 4,805           -           -     4,805
                               ----------  ----------  -----------  -------
     Total                         10,452      14,576           -    25,028

Cost of sales
  Systems                           2,054       7,375           -     9,429
  Service and other                 2,838           -           -     2,838
                               ----------  ----------  -----------  -------
     Total                          4,892       7,375           -    12,267
                               ----------  ----------  -----------  -------

Gross margin                        5,560       7,201           -    12,761

Operating expenses
  Sales and marketing               1,696       2,350         152     4,198
  Research and development          1,409       2,452           -     3,861
  General and administrative          627         450       1,264     2,341
                               ----------  ----------  -----------  -------
    Total operating expenses        3,732       5,252       1,416    10,400
                               ----------  ----------  -----------  -------

Operating income (loss)        $    1,828  $    1,949  $   (1,416)  $ 2,361
                               ==========  ==========  ===========  =======

                               THREE MONTHS ENDED MARCH 31, 2001(UNAUDITED)
                               ---------------------------------------------
                               REAL-TIME      VOD       CORPORATE    TOTAL
                               ----------  ----------  -----------  -------
Revenues:
  Product sales                $    6,028  $   10,349  $        -   $16,377
  Service and other                 5,704           -           -     5,704
                               ----------  ----------  -----------  -------
     Total                         11,732      10,349           -    22,081

Cost of sales
  Systems                           3,392       5,352           -     8,744
  Service and other                 3,127           -           -     3,127
                               ----------  ----------  -----------  -------
     Total                          6,519       5,352           -    11,871
                               ----------  ----------  -----------  -------

Gross margin                        5,213       4,997           -    10,210

Operating expenses
  Sales and marketing               1,913       2,027         119     4,059
  Research and development            880       2,045           -     2,925
  General and administrative          495         744       1,312     2,551
                               ----------  ----------  -----------  -------
    Total operating expenses        3,288       4,816       1,431     9,535
                               ----------  ----------  -----------  -------

Operating income (loss)        $    1,925  $      181  $   (1,431)  $   675
                               ==========  ==========  ===========  =======

     The following summarizes the operating income (loss) by segment for the nine-month periods ended March 31, 2002 and March 31, 2001, respectively:

     (DOLLARS  IN  THOUSANDS)
                                NINE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)
                               ----------------------------------------------
                               REAL-TIME       VOD       CORPORATE    TOTAL
                               ----------  -----------  -----------  --------

Revenues:
  Product sales                $   15,845  $   30,514   $        -   $46,359
  Service and other                15,252           -            -    15,252
                               ----------  -----------  -----------  --------
     Total                         31,097      30,514            -    61,611

Cost of sales
  Systems                           6,682      16,977            -    23,659
  Service and other                 8,651           -            -     8,651
                               ----------  -----------  -----------  --------
     Total                         15,333      16,977            -    32,310
                               ----------  -----------  -----------  --------

Gross margin                       15,764      13,537            -     29,301

Operating expenses
  Sales and marketing               5,059       7,026          441    12,526
  Research and development          3,913       7,064            -    10,977
  General and administrative        1,379       1,322        3,738     6,439
                               ----------  -----------  -----------  --------
    Total operating expenses       10,351      15,412        4,179    29,942
                               ----------  -----------  -----------  --------

Operating income (loss)        $    5,413  $   (1,875)  $   (4,179)  $  (641)
                               ==========  ===========  ===========  ========


                                NINE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)
                               ----------------------------------------------
                               REAL-TIME       VOD       CORPORATE    TOTAL
                               ----------  -----------  -----------  --------
Revenues:
  Product sales                $   17,477  $   17,618   $        -   $35,095
  Service and other                17,831           -            -    17,831
                               ----------  -----------  -----------  --------
     Total                         35,308      17,618            -    52,926

Cost of sales
  Systems                           9,284       9,661            -    18,945
  Service and other                 9,518           -            -     9,518
                               ----------  -----------  -----------  --------
     Total                         18,802       9,661            -    28,463
                               ----------  -----------  -----------  --------
Gross margin                       16,506       7,957            -    24,463

Operating expenses
  Sales and marketing               5,700       6,059          439    12,198
  Research and development          2,553       5,821            -     8,374
  General and administrative        1,269       1,999        5,525     8,793
                               ----------  -----------  -----------  --------
    Total operating expenses        9,522      13,879        5,964    29,365
                               ----------  -----------  -----------  --------

Operating income (loss)        $    6,984  $   (5,922)  $   (5,964)  $(4,902)
                               ==========  ===========  ===========  ========

9.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statements No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 provides that all business combinations initiated after June 30, 2001 shall be accounted for using the purchase method. In addition, it provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS 142 is effective for fiscal years beginning after December 15, 2001. All goodwill and other intangible assets are in the VOD Division. As permitted, Concurrent early-adopted these statements as of July 1, 2001, the beginning of its fiscal year.

     In connection with the adoption of SFAS 142, Concurrent performed an impairment assessment and deemed that no impairment loss was necessary. Any subsequent impairment losses will be reflected in operating income in the income statement.

     Also in accordance with SFAS 142, Concurrent discontinued the amortization of goodwill effective July 1, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:

     (DOLLARS  IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)

                                                   THREE MONTHS ENDED  NINE MONTHS ENDED
                                                        MARCH 31,          MARCH 31,
                                                      2002     2001      2002      2001
                                                     -------  -------  --------  --------
     Reported net income (loss)                      $ 2,304  $   571  $  (650)  $(5,381)
     Add:  Goodwill amortization                           -      309        -       927
                                                     -------  -------  --------  --------
     Adjusted net income (loss)                      $ 2,304  $   880  $  (650)  $(4,454)
                                                     =======  =======  ========  ========

     Basic and diluted income (loss) per share:
     Reported net income (loss)                      $  0.04  $  0.01  $ (0.01)  $ (0.10)
     Goodwill amortization                                 -     0.01        -      0.02
                                                     -------  -------  --------  --------
     Adjusted net income (loss)                      $  0.04  $  0.02  $ (0.01)  $ (0.08)
                                                     =======  =======  ========  ========

     Weighted average shares outstanding - basic      61,560   55,021   60,712    54,558
                                                     =======  =======  ========  ========
     Weighted average shares outstanding - diluted    64,767   57,125   60,712    54,558
                                                     =======  =======  ========  ========

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

     In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is not expected to have a material effect on Concurrent's financial position and results of operations.

10.  ISSUANCE OF NON-CASH WARRANTS

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

     Concurrent is recognizing the value of the Performance Warrants and the Cliff Warrants over the term of the agreement as Comcast purchases additional VOD servers from Concurrent and makes the service available to its customers. For the three months ended March 31, 2002, Concurrent recognized $242,000 as an increase in revenue for the Performance Warrants and Cliff Warrants that have been accrued for but not yet issued. This increase was due to a revised estimate of the number of Comcast basic cable subscribers that have the ability to utilize the VOD system and a decrease in the value of the warrants using the Black-Scholes valuation model. For the nine months ended March 31, 2002, Concurrent recognized $450,000 as a reduction to revenue for the Performance Warrants and Cliff Warrants that have been accrued for but not yet issued.

     The value of the warrants is determined using the Black-Scholes valuation model. The weighted assumptions used for the quarter ended March 31, 2002 were: expected dividend yield - 0%; risk free interest rate - 4.57%; expected life - 4 years; expected volatility - 125.2%. Concurrent will adjust recorded revenue for the adjusted value of the earned but unissued warrants on a quarterly basis using the Black-Scholes valuation model until the warrants are actually issued.

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

     In accordance with a definitive agreement with Scientific Atlanta, Inc. ("SAI") executed in August of 1998, Concurrent agreed to issue warrants to SAI upon achievement of pre-determined revenue targets. The value of these warrants cannot exceed 5% of applicable revenue and the number of shares related to the warrant are determined using the Black-Scholes valuation model and cannot exceed 888,888 shares for every $30 million of revenue from the sale of VOD servers using the SAI platform. The value of these warrants cannot impact gross margin by more than $1.5 million per $30 million of applicable revenue. Concurrent accrues for this cost as a part of cost of sales at the time of recognition of applicable revenue. For the three months and nine months ended March 31, 2002, Concurrent accrued $576,000 and $1,301,000, respectively, as a part of VOD systems cost of sales for SAI performance warrants that have been accrued but not yet issued. The warrant earned as a result of the cumulative revenue from sales of VOD servers using the SAI platform reaching the first $30 million revenue target during the quarter ended March 31, 2002 will be for 261,164 shares of Concurrent common stock, exercisable at $7.106 per share over a four-year term.

11.  REVOLVING CREDIT FACILITY

     Concurrent has a revolving credit facility with a bank that expires on December 31, 2002 and which provides for borrowings up to $5 million at an interest rate of prime (4.75% at March 31, 2002) plus 0.75% or between LIBOR plus 2.25% and LIBOR plus 3.00% depending on Concurrent's ratio of Consolidated Funded Debt (as defined in the credit facility) to EBITDA. Concurrent has pledged substantially all of its assets as collateral for the facility. No borrowings were outstanding at March 31, 2002 under the credit facility.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

APPLICATION  OF  CRITICAL  ACCOUNTING  POLICIES

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

   Valuation  and  Accrual  of  Non-Cash  Warrants

     Concurrent entered into a definitive purchase agreement with Comcast Cable in March of 2001, providing for the sale of VOD equipment. As part of that agreement, Concurrent agreed to issue three types of warrants (See note 10 to the condensed consolidated financial statements).

     Concurrent recognized the value of the Initial Warrant as a reduction of revenue in the quarter ended March 31, 2001. Concurrent recognizes the value of Performance Warrants and Cliff Warrants as an adjustment to revenue over the term of the agreement as Comcast purchases additional VOD servers from Concurrent and makes the service available to its customers.

     The value of the warrants is determined using the Black-Scholes valuation model. The weighted assumptions used for the quarter ended March 31, 2002 were: expected dividend yield - 0%; risk free interest rate - 4.57%; expected life - 4 years; expected volatility - 125.2%. Concurrent will adjust the value of the earned but unissued warrants on a quarterly basis using the valuation option-pricing model until the warrants are actually issued. The value of the new warrants earned and any adjustments in value for warrants previously earned will be determined using the Black-Scholes valuation model and recognized as part of revenue on a quarterly basis. To the extent the above assumptions change on a periodic basis, or the number of subscribers capable of receiving VOD increases or decreases, revenue and gross margins may be positively or negatively impacted.

     In accordance with a definitive agreement with Scientific Atlanta, Inc. ("SAI") executed in August of 1998, Concurrent agreed to issue warrants to SAI upon achievement of pre-determined revenue targets. The value of these warrants cannot exceed 5% of applicable revenue and the number of shares related to the warrant are determined using the Black-Scholes valuation model and cannot exceed 888,888 shares for every $30 million of revenue from the sale of VOD servers using the SAI platform. The value of these warrants cannot impact gross margin by more than $1.5 million per $30 million of applicable revenue. Concurrent accrues for this cost as a part of cost of sales at the time of recognition of applicable revenue.

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

   Impairment  of  Goodwill

     At March 31, 2002, Concurrent had $10.7 million of goodwill. In assessing the recoverability of Concurrent's goodwill the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If the estimates or their related assumptions change in the future, Concurrent may be required to record impairment charges for these assets not previously recorded. In connection with the adoption of SFAS 142, Concurrent was required to perform an impairment assessment within six months of its July 1, 2001 adoption. As of September 30, 2001, Concurrent completed this transitional impairment test and deemed that no impairment loss was necessary. Any subsequent impairment losses, if any, will be reflected in operating income in the income statement.

   Valuation  of  Deferred  Tax  Assets

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At June 30, 2001 and March 31, 2002, substantially all of the deferred tax assets have been fully reserved due to the operating losses for the past several years and the inability to assess as more likely than not the likelihood of generating sufficient future taxable income to realize such benefits.

   Investment  In  and  Receivable  from  Minority  Owned  Company

     At March 31, 2002, Concurrent had approximately a $7 million minority interest in Thirdspace, as well as a $3 million long-term note receivable due from Thirdspace. The fair value of the long-term investment in and note receivable from Thirdspace is dependent on the performance of Thirdspace, as well as the volatility inherent in the external markets for Thirdspace. In assessing potential impairment for this investment and note receivable, Concurrent will consider  these  factors  as  well  as  forecasted  financial  performance  of
Thirdspace.   If  actual  results  do  not  meet  previous  forecasts,  or  if substantial changes in forecasts occur, Concurrent may have to record impairment charges not previously recognized.

SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  TOTAL  REVENUE

     The following table sets forth selected operating data as a percentage of total revenue for certain items in Concurrent's consolidated statements of operations for the periods indicated.

                                                  THREE MONTHS ENDED  NINE MONTHS  ENDED
                                                       MARCH 31,          MARCH 31,
                                                  ------------------  ------------------
                                                    2002      2001      2002      2001
                                                  --------  --------  --------  --------
                                                      (Unaudited)        (Unaudited)
Net sales:
  Product sales (% of total sales):
    Real-time systems                                22.6%     27.3%     25.7%     33.0%
    Video-on-demand systems                          58.2      46.9      49.5      33.3
                                                  --------  --------  --------  --------
      Total product sales                            80.8      74.2      75.2      66.3
  Service and other                                  19.2      25.8      24.8      33.7
                                                  --------  --------  --------  --------
      Total                                         100.0     100.0     100.0     100.0

Cost of sales (% of respective sales category):
  Real-time and video-on-demand systems              46.6      53.4      51.0      54.0
  Service and other                                  59.1      54.8      56.7      53.4
                                                  --------  --------  --------  --------
      Total                                          49.0      53.8      52.4      53.8
                                                  --------  --------  --------  --------

Gross margin                                         51.0      46.2      47.6      46.2

Operating expenses:
  Sales and marketing                                16.8      18.4      20.3      23.0
  Research and development                           15.4      13.2      17.8      15.8
  General and administrative                          9.4      11.6      10.5      16.6
                                                  --------  --------  --------  --------
      Total operating expenses                       41.6      43.2      48.6      55.5
                                                  --------  --------  --------  --------

Operating income (loss)                               9.4       3.1      (1.0)     (9.3)

Interest income - net                                 0.6       0.3       0.9       0.1
Other expense - net                                  (0.2)     (0.1)     (0.2)     (0.2)
                                                  --------  --------  --------  --------

Income (loss) before income taxes                     9.8       3.3      (0.3)     (9.3)

Provision for income taxes                            0.6       0.7       0.7       0.9
                                                  --------  --------  --------  --------

Net income (loss)                                     9.2%      2.6%    (1.1)%   (10.2)%
                                                  ========  ========  ========  ========

                              RESULTS OF OPERATIONS

THE  QUARTER  ENDED  MARCH 31, 2002 COMPARED TO THE QUARTER ENDED MARCH 31, 2001

     Product Sales. Total product sales were $20.2 million for the three months ended March 31, 2002, an increase of $3.8 million or 23.5% from $16.4 million for the three months ended March 31, 2001. This increase resulted from VOD product sales increasing by $4.2 million to $14.6 million in the three month period ended March 31, 2002 from $10.3 million for the same period in 2001. The increase in VOD product sales is due to the increase in VOD server purchases from a single domestic multiple system cable operator, which accounted for approximately 81.0% of VOD system revenue in the quarter ended March 31, 2002. Sales of real-time products decreased 6.3% to $5.6 million in the three month period ended March 31, 2002 from $6.0 million in the three month period ended March 31, 2001, partially offsetting the increase in VOD product sales. Sales to one particular real-time customer accounted for approximately 71.4% of real-time product sales in the quarter ended March 31, 2002.

     Service and Other Sales. Service and other sales decreased $0.9 million or 15.8% to $4.8 million for the three months ended March 31, 2002 from $5.7 million for the three months ended March 31, 2001. The decline resulted primarily from customers switching from proprietary real-time systems to Concurrent's open systems which are less expensive to maintain, and the cancellation of other proprietary computer maintenance contracts as the machines are removed from service.

     Gross Margin. The gross margin increased 25.0% to $12.8 million for the three months ended March 31, 2002 from $10.2 million for the three months ended March 31, 2001. The gross margin as a percentage of sales increased to 51.0% in the three month period ended March 31, 2002 from 46.2% in the three month period ended March 31, 2001, due to increases in both VOD and real-time product margins in the current year quarter. VOD product gross margins increased to 49.4% in the three month period ended March 31, 2002 from 48.3% in the three month period ended March 31, 2001, due to improved efficiencies in the new MediaHawk model 3000 server. Improved VOD product gross margins also increased due to certain fixed customer service and support costs being spread over higher VOD product sales volume. As revenue from sales of VOD servers continues to increase as a percentage of total revenue, overall gross margins will move closer to the margins realized on sales of its VOD servers. Real-time product gross margins increased to 63.6% for the three months ended March 31, 2002 from 43.7% for the three months ended March 31, 2001, primarily due to a favorable product mix and strong margins on hardware and software product sales to one particular customer. The gross margin on service and other sales declined to 40.9% for the three months ended March 31, 2002 from 45.2% for the same period in 2001 because, as service revenues continued to decline, service expenses were unable to be reduced pro-rata in order to ensure quality service and fulfill contractual agreements.

     Sales and Marketing. Sales and marketing expenses decreased as a percentage of sales to 16.8% for the three months ended March 31, 2002 from 18.4% for the three months ended March 31, 2001. These expenses increased slightly to $4.2 million in the three month period ended March 31, 2002 from $4.1 million in the three month period ended March 31, 2001, primarily due to a $0.2 million increase in domestic VOD sales and marketing personnel costs. This increase was partially offset by a $0.1 million decrease in international real-time marketing personnel costs.

     Research and Development. Research and development expenses increased as a percentage of sales to 15.4% for the three month period ended March 31, 2002 from 13.2% for the three month period ended March 31, 2001. These expenses increased to $3.9 million in the three month period ended March 31, 2002 from $2.9 million in the three month period ended March 31, 2001 due to personnel additions in both the Real-Time and VOD research and development departments. The Real-Time Division's research and development expense increased $0.4 million due to additional resources required for development of the new Linux based real-time operating system. The VOD Division also added new development staff in the first three quarters of fiscal year 2002 to focus on TV Guide integrations, targeted and interactive advertising integration, development of Concurrent's personal video channel (pTV(TM)) technology, and next generation server and server architectures. The additional VOD research and development personnel resulted in an increase of $0.3 million while additional facility costs increased $0.1 million during the three months ended March 31, 2002, when compared to the same period in the prior year.

     General and Administrative. General and administrative expenses decreased as a percentage of sales to 9.4% for the three months ended March 31, 2002 from 11.6% during the same period in the prior year. These expenses decreased to $2.3 million in the three month period ended March 31, 2002 from $2.6 million in the same period ended March 31, 2001, primarily due to the July 1, 2001 implementation of SFAS 142. In accordance with SFAS 142, goodwill relating to the acquisition of Vivid Technology, Inc. is no longer amortized. Discontinuation of this goodwill amortization expense decreased VOD general and administrative expense by $0.3 million for the three month period ended March 31, 2002 versus the same period in the prior year.

     Interest Income (Expense). Included in interest income (expense) for the three month period ended March 31, 2002 is $0.2 million of interest income earned on the net proceeds from the private placement of 5.4 million shares of common stock that was completed in July 2001.

     Income Taxes. Concurrent recorded income tax expense for its foreign subsidiaries of $150,000 in each of the three month periods ended March 31, 2002 and March 31, 2001 based on pre-tax income of $2.5 million and $0.7 million in the three month period ended March 31, 2002 and March 31, 2001, respectively, due to the inability to utilize domestic net operating loss carryforwards to offset taxable income in certain foreign locations.

     Net Income. Concurrent recorded net income of $2.3 million or $0.04 per basic and diluted share for the three months ended March 31, 2002, compared to net income of $0.6 million or $0.01 per basic and diluted share for the three months ended March 31, 2001.

THE NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2001

     Product Sales. Total product sales were $46.4 million for the nine months ended March 31, 2002, an increase of $11.3 million or 32.1% from $35.1 million for the nine months ended March 31, 2001. This increase primarily results from a $12.9 million, or 73.2% increase in VOD product sales to $30.5 million in the nine month period ended March 31, 2002 from $17.6 million for the same period in 2001. The increase in VOD product sales is primarily due to the increase in VOD server purchases from a single domestic cable operator, which accounted for approximately 80.0% of VOD system revenue during the nine months ended March 31, 2002. Sales of real-time products decreased 9.3% to $15.8 million in the nine month period ended March 31, 2002 from $17.5 million in the nine month period ended March 31, 2001, primarily due to an order from a single customer in fiscal 2001 of approximately $2.0 million, which was not repeated in fiscal 2002.

     Service and Other Sales. Service and other sales decreased $2.6 million or 14.5% to $15.3 million for the nine months ended March 31, 2002 from $17.8 million for the nine months ended March 31, 2001. The decline resulted primarily from customers switching from proprietary real-time systems to Concurrent's open systems which are less expensive to maintain, and from the cancellation of other proprietary computer maintenance contracts as the machines are removed from service.

     Gross Margin. The gross margin increased 19.8% to $29.3 million for the nine months ended March 31, 2002 from $24.5 million for the nine months ended March 31, 2001. The gross margin as a percentage of sales increased to 47.6% for the nine month period ended March 31, 2002 compared to 46.2% for the same period ended March 31, 2001, primarily due to higher real-time product margins. VOD product gross margins decreased to 44.4% for the nine months ended March 31, 2002 from 45.2% during the same period ended March 31, 2001. This decrease is due to the $0.5 million reduction in revenue during the nine months ended March 31, 2002 from warrants accrued for but not yet issued to Comcast (see footnote 10 to the condensed consolidated financial statements) compared to a smaller

$0.3 million reduction in revenue from these warrants for the nine months ended March 31, 2001. Real-time product gross margins increased to 57.8% for the nine months ended March 31, 2002 compared to 46.9% for the nine months ended March 31, 2001, primarily due to a favorable product mix and strong margins on hardware and software product sales to one particular customer. The gross margin on service and other sales declined to 43.3% for the nine months ended March 31, 2002 compared to 46.6% for the same period in 2001 because, as service revenues continued to decline, service expenses were unable to be reduced pro-rata in order to ensure quality service and fulfill contractual agreements.

     Sales and Marketing. Sales and marketing expenses decreased as a percentage of sales to 20.3% for the nine months ended March 31, 2002 from 23.0% for the nine months ended March 31, 2001. These expenses increased slightly to $12.5 million in the nine month period ended March 31, 2002 from $12.2 million in the nine month period ended March 31, 2001, primarily due to a $0.6 million increase in domestic VOD sales and marketing personnel costs, as well as a $0.2 million increase in VOD sales and marketing department facilities costs. This increase was partially offset by a $0.2 million decrease in domestic real-time compensation expense and a $0.4 million decrease in international real-time marketing personnel and facilities costs.

     Research and Development. Research and development expenses increased as a percentage of sales to 17.8% for the nine month period ended March 31, 2002 from 15.8% for the nine month period ended March 31, 2001. These expenses increased to $11.0 million in the nine month period ended March 31, 2002 from $8.4 million in the nine month period ended March 31, 2001 due to personnel additions in both the real-time and VOD research and development departments. The Real-Time Division's research and development expense increased $1.1 million due to additional resources required for development of the new Linux based real-time operating system. The VOD division also added new development staff in the first three quarters of fiscal year 2002 to focus on TV Guide integrations, targeted and interactive advertising integration, development of Concurrent's personal video channel (pTV(TM)) technology, and next generation server and server architectures. The additional VOD research and development personnel resulted in an increase of $1.3 million during the nine months ended March 31, 2002 compared to the same period in the prior year.

     General and Administrative. General and administrative expenses decreased as a percentage of sales to 10.5% of sales for the nine-month period ended March 31, 2002 from 16.6% for the nine-month period March 31, 2001. These expenses decreased to $6.4 million in the nine months ended March 31, 2002 from $8.8 million in the same period ended March 31, 2001, primarily due to a non-recurring $1.2 million severance charge recorded in the nine-month period ended March 31, 2001. In addition, after the July 1, 2001 implementation of SFAS 142, goodwill relating to the acquisition of Vivid Technology, Inc. is no longer amortized. Discontinuation of this goodwill amortization expense decreased VOD general and administrative expense by $0.9 million for the nine months ended March 31, 2002 compared to the same period in the prior year. Furthermore, accounting related costs decreased $0.2 million primarily due to consolidation of accounting departments that existed in both Duluth, GA and Ft. Lauderdale, FL during part of the nine months ended March 31, 2001.

     Interest Income (expense). Included in interest income (expense) for the nine month period ended March 31, 2002 is $0.5 million of interest income earned on the net proceeds from the private placement of 5.4 million shares of common stock that was completed in July 2001.

     Income Taxes. Concurrent recorded income tax expense for its foreign subsidiaries of $450,000 in each of the nine month periods ended March 31, 2002 and March 31, 2001 on pre-tax losses of $0.2 million and $4.9 million, respectively, due to the inability to recognize the future tax benefit of the respective periods' net operating loss.

     Net Loss. Concurrent recorded a net loss of $0.7 million or $0.01 per basic and diluted share for the nine months ended March 31, 2002, compared to a net loss of $5.4 million or $0.10 per basic and diluted share for the nine months ended March 31, 2001.

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

     Concurrent used cash of $4.3 million and $4.6 million in operating activities during the nine-month periods ended March 31, 2002 and March 31, 2001, respectively, primarily due to the losses generated by Concurrent's VOD business and uses of working capital. Concurrent has available a $5 million revolving credit facility with Wachovia Bank which expires December 31, 2002. Borrowings under the facility are limited to 85% of eligible accounts receivable and bear interest at prime plus .75% or between LIBOR plus 2.25% and LIBOR plus 3.00% depending on Concurrent's ratio of Consolidated Funded Debt (as defined in the credit facility) to EBITDA. Concurrent has pledged substantially all of its assets as collateral for the facility. No borrowings were outstanding at March 31, 2002 under the credit facility. The credit facility contains financial covenants which limit the ratio of total liabilities to tangible net worth and which require Concurrent to achieve on a quarterly basis minimum EBITDA in each of Concurrent's operating divisions.

     Concurrent invested $3.3 million and $2.5 million in property, plant and equipment during the nine-month periods ended March 31, 2002 and March 31, 2001, respectively. Current year capital expenditures primarily relate to computer equipment and development equipment for Concurrent's VOD Division, and for real-time and VOD manufacturing equipment in Fort Lauderdale. In March 2002, Concurrent also made a $4.0 million cash investment in exchange for a minority interest in Thirdspace and loaned Thirdspace $3.0 million in exchange for a long-term note receivable. On September 3, 2002, Concurrent expects to loan an additional $3 million to the same company. Both notes receivable will bear interest at 8% per annum, with interest payments commencing on December 31, 2002, and semi-annually, thereafter.

     Concurrent received $24.0 million in net proceeds from a private placement of 5.4 million shares of Concurrent's common stock on July 19, 2001, such shares having subsequently been registered in a filing on form S-3. Concurrent also received $3.5 million and $3.9 million from the issuance of common stock to employees and directors who exercised stock options during each of the nine-month periods ended March 31, 2002 and March 31, 2001, respectively.

     On March 31, 2002, Concurrent's working capital was $36.4 million, and Concurrent did not have any material commitments for capital expenditures.
Concurrent believes that existing cash balances and funds expected to be generated by operations will be sufficient to meet Concurrent's anticipated working capital and capital expenditure requirements for the next twelve months.

CONTRACTUAL  OBLIGATIONS  AND  COMMERCIAL  COMMITMENTS

     Concurrent's only significant contractual obligations and commitments relate to certain operating leases for sales, service and manufacturing facilities in the United States, Europe and Asia.

     CAUTIONARY  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

     Certain statements made or incorporated by reference in this prospectus may constitute "forward-looking statements" within the meaning of the federal securities laws. When used or incorporated by reference in this prospectus, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation:

     -    availability  of  video-on-demand  content;
     -    delays  or  cancellations  of  customer  orders;
     -    changes  in  product  demand;
     -    economic  conditions;
     -    various  inventory  risks  due  to  changes  in  market  conditions;
     - uncertainties relating to the development and ownership of intellectual property;
     - uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights;
     -    the  pricing and availability of equipment, materials and inventories;
     -    the  limited  operating  history  of  our  video-on-demand  segment;
     -    the  concentration  of  our  customers;
     -    failure  to  effectively  manage  growth;
     -    delays  in  testing  and  introductions  of  new  products;
     -    rapid  technology  changes;
     - demand shifts from high-priced, proprietary real-time systems to low-priced, open server systems;
     -    system  errors  or  failures;
     -    reliance  on  a  limited  number  of  suppliers;
     - uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations;
     -    the  highly  competitive  environment  in  which  we  operate;  and
     -    the  entry  of  new  well-capitalized  competitors  into  our markets.

     Other important risk factors are discussed in our Current Report on Form 8-K, dated October 22, 2001, incorporated herein by reference.

     In any one quarter a substantial portion of VOD revenue may be derived from a single customer. For the three months and nine months ended March 31, 2002, revenue from a single customer accounted for 81.0% and 80.0% of VOD revenue, respectively. The single customer in any given quarter that makes up such revenue may vary between several different multiple system cable operators. At June 30, 2001 and March 31, 2002, this same customer made up 26.2% and 54.2% of trade accounts receivable, respectively.

     Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

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

     Concurrent conducts business in the United States and around the world. The most significant foreign currency transaction exposures relate to the United Kingdom, those Western European countries that use the Euro as a common currency, Australia, and Japan. Concurrent does not hedge against fluctuations in exchange rates and believes that a hypothetical 10% upward or downward fluctuation in foreign currency exchange rates relative to the United States dollar would not have a material impact on future earnings, fair values, or cash flows.


PART  II     OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     On July 19, 2001, Concurrent closed on the sale of 5,400,000 shares of Common Stock to private investors at a price of $4.80 per share. Net proceeds to Concurrent, after fees and expenses, were approximately $24.0 million. Raymond James & Associates, Inc. acted as placement agent in the sale. The sale was a privately negotiated sale to selected institutional investors and other accredited investors. The shares were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. Concurrent intends to use the proceeds for working capital, sales and marketing activities, product development and support, potential acquisitions and investments, capital expenditures and general corporate purposes. Concurrent subsequently registered the resale of all of the shares on a Form S-3 registration statement (no. 333-61172), filed on May 17, 2001 and declared effective on July 19, 2001.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:

     (11) Statement  on  computation  of  per  share  earnings

(b)  Reports  on  Form  8-K.

     The following reports on Form 8-K were filed during the period covered by this report:

          - Current Report on Form 8-K filed on January 29, 2002 relating to financial results for the quarter ended December 31, 2001.
          - Current Report on Form 8-K filed on March 20, 2002 relating to the investment in Thirdspace Living Limited.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report for the quarter ended March 31, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 6, 2002         CONCURRENT  COMPUTER  CORPORATION




                          By:   /s/ Steven  R.  Norton
                                -------------------------------------------
                                    Steven  R.  Norton
                                    Chief  Financial  Officer
                                    (Principal Financial and Accounting Officer,
                                    Authorized  Officer)