Form 10-K
period 2002-06-30
CONCURRENT COMPUTER CORP/DE
filed 2002-09-25
CIK 749038

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                -----------------

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2002

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
                        Preferred Stock Purchase Rights

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.       Yes   X       No
                                                          -----        -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 17, 2002, there were 61,861,543 shares of Common Stock outstanding. The aggregate market value of shares of such Common Stock (based upon the last sale price of $2.94 per share as reported for September 17, 2002 on the Nasdaq National Market) held by non-affiliates was approximately $180,905,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Registrant's Proxy Statement to be used in connection with Registrant's 2002 Annual Meeting of Stockholders scheduled to be held on October 25, 2002 are incorporated by reference in Part III hereof.


================================================================================

                                     PART I


ITEM  1.  BUSINESS


OVERVIEW

     Concurrent Computer Corporation ("Concurrent") is a leading provider of computer systems for both the emerging video-on-demand, or VOD, market through its Xstreme division and real-time applications through its Real-Time division. Concurrent provides VOD servers and related software, its VOD systems, primarily to residential cable television operators, also known as multiple system operators (MSOs), that have upgraded their networks to support interactive, digital services. Concurrent's real-time business provides high-performance, real-time computer systems used primarily for simulations and data acquisition applications. Concurrent markets its real-time computer systems to U.S. government prime contractors, agencies of the U.S. government and commercial markets where the immediate capture and delivery of information is critical. Although almost all of Concurrent's revenues prior to fiscal 2000 were derived from its Real-Time division, Concurrent expects in the near term that a majority of its future revenue growth will come from its Xstreme division, which began commercial sales in 1999.

     Concurrent's VOD systems consist of digital video servers and related software that enable cable systems that have two-way capability to deliver VOD to subscribers served through digital set-top boxes. Concurrent has been selected to supply its VOD system for 39 commercial launches. Of these, 24 have been publicly announced by MSOs, including the first commercial deployment at AOL Time Warner's Oceanic regional division in Oahu, Hawaii and the largest system-wide commercial deployment at AOL Time Warner's Tampa Bay regional division in Florida. All of the eight largest MSOs have begun deploying VOD services in one or more residential markets. Concurrent believes it is well positioned to be a provider of choice to these MSOs.

     Initially, Concurrent focused its VOD business on the development of VOD systems designed to be compatible with Scientific-Atlanta, Inc. digital cable equipment. In October 1999, Concurrent acquired Vivid Technology, Inc. and obtained certain server technology compatible with Motorola, Inc. digital cable equipment. Since September of 2000, Concurrent has been selling VOD systems that are compatible with both Scientific-Atlanta and Motorola headend equipment, initially with its MediaHawk Model 2000 and since January 2002 with its MediaHawk Model 3000.

     Concurrent's primary VOD focus is on digitally equipped North American MSOs. Concurrent also intends to focus on VOD opportunities in the domestic and international cable, internet protocol (IP) and digital subscriber line, Telco or DSL, and educational markets. Although delivery of VOD to the home over DSL and IP currently is not practical in the United States, Concurrent has several of these deployments in the international market and has made the DSL market a strategic initiative recently with its investment in Thirdspace Living Limited in March 2002.

     Concurrent's real-time computer systems and software are specially designed to acquire, process, store, and display large amounts of rapidly changing information in real time - that is, with millisecond or microsecond response as changes occur. Concurrent has over 35 years of experience in real-time systems, including specific expertise in systems, applications software, productivity tools, and networking. Its systems and software support real-time applications in the hardware in-the-loop simulations, man in-the-loop simulations, data acquisition, and industrial control systems markets.

     Concurrent was incorporated in Delaware in 1981 under the name Massachusetts Computer Company.

     Financial  information  about Concurrent's industry segments is included in
Note  16  to  the  consolidated  financial  statements  included  herein.

THE  VOD  MARKET

     VOD technology addresses the home video entertainment, time-shifted programming, and ad insertion markets. Concurrent believes that emerging VOD technology will enable cable providers to generate incremental revenue from the large home entertainment markets, such as home video rentals and traditional pay-per-view or near video-on-demand (NVOD), network based personal video recorder technology, and ad insertion by combining many of their best features and addressing their primary limitations. The limitations include:

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

  - PPV/NVOD coupled with a personal video recorder has limited content and currently requires a significant up-front investment by the user. A personal video recorder (PVR) is an additional set-top device or an enhanced set-top device that enables a user to "pause" and save live programming, and then resume while using VCR functionality on the saved content. Even when coupled with an NVOD or PPV service, a personal video recorder does not overcome certain limitations of PPV or NVOD, such as limited content availability. In addition, users currently are required to make a significant up-front expenditure to purchase the personal video recorder box and then spend time learning how to operate the device.

  - Advertising is not targeted to specific households and does not include interactive opportunities for the viewers. MSOs have the capability to insert advertisements, but those advertisements are not tailored to specific demographics because all viewers within a system would view the same ad. Further, the advertisements do not include options to allow viewers to request additional information on the fly or at a later date after the program on an interactive basis.

     Ongoing  technological  developments have laid the groundwork for digitally
upgraded, two-way capable   networks that enable MSOs to deliver VOD services to
their  digitally  enabled  subscribers.  These  upgrades  include:

  - Cable system digital upgrades. MSOs have been upgrading their networks to enable the delivery of digital content on an interactive basis. MSOs are upgrading traditional, one-way, low bandwidth, coaxial systems into two-way, high bandwidth, hybrid-fiber coaxial transmission systems. These new systems include additional fiber optic bandwidth capability and digital equipment at the systems' headend and other locations in the network. These digitally upgraded systems are capable of carrying a larger quantity of signals at a faster rate. The two-way upgrade allows for the introduction of new interactive services, including VOD.

  - Digital set-top boxes. A variety of companies, including Motorola, Scientific-Atlanta, Pioneer, Pace Micro and Sony, have introduced new digital television set-top boxes with processing power similar to a personal computer. These digital set-top boxes allow the cable provider to offer a greater selection of digital services, such as VOD, advanced program guides, personal video recorders, and interactive electronic commerce to homes with access to two-way capable cable services.

  - Content digitization. Digitization is the process by which entertainment content is converted from an analog to a digital format. Digital content is a sequence of tiny digital pieces, or "bits", which can be stored on disks and transmitted in the form of electronic signals. With the benefit of the latest digital compression technologies, digital content now requires even less storage space and more content can be simultaneously transmitted over the cable system, thus reducing the storage and transmission costs of delivering content to consumers. Many major movie studios, major television networks, premium channel providers, and other program and content creators are converting their most popular titles into a digital format.

     In the near term, Concurrent expects North American MSOs will continue to comprise the majority of its VOD system customer base. Concurrent believes that VOD is one of the key strategic competitive initiatives for MSOs as it provides an opportunity to leverage recent investments in their digitally upgraded infrastructure. Concurrent believes the VOD application provides MSOs with the ability to differentiate their service offering in an effort to reduce subscriber turnover and gain access to new revenue generating opportunities from subscribers, advertisers and electronic commerce initiatives.

THE  REAL-TIME  MARKET

     Concurrent's Real-Time division focuses on real-time computer systems that concurrently acquire, analyze, store, display, and control data to provide critical information within a predictable time as real world events occur.
Compared to general purpose computer systems, these unique real-time capabilities are applicable to a wide range of application requirements, including higher performance processing, higher data throughput, predictable and repeatable response times, reliably meeting required deadlines, consistently handling peak loads, and better balancing of system resources.

     Concurrent has over 35 years of real-time systems experience, including specific design, development, and manufacturing expertise in system architectures, system software, application software, productivity tools, and networking. Concurrent's real-time systems and software are currently used in host, client server, and distributed computing solutions, including software-controlled configurations to provide fault tolerance. Concurrent sells its systems worldwide through its direct sales force in North America, Europe, Japan, China, and Australia and through distributors in certain Asian territories. End uses of Concurrent's products include simulation and training systems, data acquisition systems, and industrial process control systems.

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

     - Data Acquisition. Concurrent is a leading supplier of systems for radar control, data fusion and weather analysis applications, all of which require the ability to gather, analyze, and display continuous flows of information from simultaneous sources. Primary applications include environmental analysis and display, engine testing, range and telemetry systems, weather satellite data acquisitions and forecasting, intelligence data acquisition and analyses and command and control products.

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

BUSINESS  STRATEGY

     XSTREME  DIVISION

     Concurrent's business objective is to become the leading provider of high quality VOD systems to cable and DSL providers worldwide. Concurrent's VOD strategy is comprised of the following primary initiatives:

     Maintain Existing, and Establish New, Relationships with Top Domestic MSOs. The market for providing VOD solutions to MSOs is rapidly evolving. Concurrent has been selected to supply VOD systems for 39 markets, of which 24 have been publicly announced. Concurrent has sold its VOD systems to AOL Time Warner, Blue Ridge Communications, Cablevision, Cox Communications, Comcast, Charter Communications, Cogeco Cable, and Mediacom. These launches include the industry's first system-wide commercial deployment at AOL Time Warner's Oceanic regional division in Oahu, Hawaii and the largest system-wide commercial deployment at AOL Time Warner's Tampa Bay regional division in Florida. Concurrent's VOD sales team will continue to directly target these large MSOs. Concurrent believes that maintaining and expanding existing MSO relationships and establishing new MSO relationships will be important in developing and maintaining its share of the VOD market.

     Develop Partnerships Enabling Incremental Revenue Opportunities for MSOs. With the evolution of the television viewing experience, Concurrent believes there will be opportunities for its customers to increase incremental revenues with other product offerings complementary to VOD services. To that end, Concurrent has invested in and formed a strategic partnership with Everstream Holdings, Inc., a company specializing in the delivery of digitized and targeted advertising. Concurrent believes that this relationship will open opportunities for increased revenues to MSOs while simultaneously driving demand for VOD services to support the advertising.

     Expand Operations Internationally. The rollout of residential VOD service internationally is expected to occur over both cable television systems and DSL-based telephone networks. Concurrent is currently focusing on building its relationships with companies seeking to provide VOD services over cable or DSL networks in Europe, Asia and Australia. To that end, in March, 2002, Concurrent invested in and formed a strategic partnership with Thirdspace Living Limited, a private company headquartered in the United Kingdom that is focused on delivering interactive television services, including VOD, via DSL enabled telephone networks. Concurrent's international sales strategy is to focus on three key customer segments: cable companies; telephone companies; and alternative IP-based streaming media applications like hospitality, distance learning, education, and corporate training.

     Maintain  a  Technological  Leadership  Position  in  VOD  Server  Systems.
Concurrent has developed its VOD technology through internal research and development, acquisitions and relationships with third-party technology providers. Concurrent intends to continue to focus on the development of future VOD technologies in order to remain a technology leader by creating higher stream density, intelligent asset management, new encryption techniques, SVOD, network based personal video recorder applications, time shifted programming, and product enhancements for international markets.

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

     REAL-TIME  DIVISION

     As the real-time computer market shifted in end-user demand to open systems, Concurrent developed a strategy to adjust its real-time service offerings to those more appropriate for open systems, while maintaining support for its proprietary systems. Concurrent's strategy also strikes a balance between appropriate upgrades for proprietary system offerings while predominantly investing in its real-time operating system and integrated computer system solutions. In the first half of calendar 2001, Concurrent introduced its PowerWorks Linux development environment (PLDE) based on the popular Linux open operating system. Following that development path, Concurrent announced its RedHawk(TM) Linux(R) operating system software on its iHawk(TM) platform in April 2002. PLDE allows users on a Linux PC or workstation to develop applications for any Concurrent PowerPC-based real-time computer system, offering a convenient and economical way to utilize the extensive features of Concurrent compilers and real-time graphical user interface (GUI) tools. RedHawk(TM) Linux(R) is a real-time operating system based on the popular Red Hat(TM) Linux distribution, but incorporating a number of changes to the Linux kernel that make it a more powerful real-time, symmetric multi processing operating system while retaining the third-party software compatibility of the open-source Red Hat distribution. The iHawk family is a line of Intel servers available in single, dual, quad, and 8-way processor models featuring a wide-range of configurations combined with Concurrent's proprietary real-time clock and interrupt module as well as the optional NightStar tool suite. Concurrent expects that the introduction of a wide-range of Intel-based servers running RedHawk Linux will allow it to compete for a broader range of opportunities.


CUSTOMERS

     Concurrent has been publicly selected by AOL Time Warner, Cox Communications, Comcast Cable, Charter Communications, Mediacom, and one other unnamed MSO, six of the eight largest MSOs in the country, for commercial VOD system deployments. Each of these operators has deployed Concurrent's VOD systems for use with digital set-top boxes manufactured by various manufacturers including Scientific-Atlanta, Motorola, Sony, Pioneer and Pace Micro. Concurrent also has been selected by Blue Ridge Communications for its deployment in Northeast Pennsylvania and Cogeco Cable Inc., a Canadian cable operator, for two VOD deployments.

     Concurrent believes it is a leading provider of video-on-demand systems based on the number of its commercial deployments. To date, Concurrent has been awarded 39 markets for deployment of VOD systems, of which 24 have been publicly announced. These markets are composed of over 10.3 million basic subscribers and over 3 million digital subscribers that will have access to nearly 200,000 Concurrent video streams.

     AOL  TIME  WARNER

     Concurrent has sold its VOD systems to 16 markets within AOL Time Warner, of which eight are publicly announced. These 16 markets serve over 5.2 million basic subscribers via more than 110,000 video streams. Of the 16 markets, 15 are using Scientific-Atlanta digital platforms and one is using Motorola. The announced markets are Oahu, Hawaii; Tampa, Florida; Columbia, South Carolina; Summerville, South Carolina; Myrtle Beach, South Carolina; Cincinnati, Ohio; Central Florida; and Houston, Texas.

     BLUE  RIDGE  COMMUNICATIONS

     Concurrent has sold its VOD systems to Blue Ridge Communications, serving approximately 170,000 basic subscribers via more than 1,000 video streams in Northeast Pennsylvania using the Scientific-Atlanta digital platform.

     CHARTER COMMUNICATIONS

     Concurrent has sold its VOD systems to six markets within Charter Communications, all of which are publicly announced, serving over 880,000 basic subscribers via more than 13,000 video streams. The digital platform for these systems is Motorola equipment. The markets are St. Louis, Missouri; Slidell, Louisiana; Asheville, North Carolina; Hickory, North Carolina; Greenville/Spartanburg, South Carolina; and Duluth, Georgia.

     COGECO  CABLE

     In May 2001, Concurrent entered into an arrangement with Cogeco to provide VOD systems to two markets in Canada: Ontario and Quebec. The digital platform for these systems is Motorola. These two markets serve approximately 1,000,000 basic subscribers and 105,000 digital subscribers. Cogeco plans to begin deploying service to its customers during the first half of fiscal 2003.

     COMCAST

     Concurrent has sold its VOD systems to nine markets within Comcast Cable Corporation, of which four are publicly announced, serving over 835,000 basic subscribers via more than 30,000 video streams. Of the nine markets, two are using Scientific-Atlanta digital platforms and seven are using Motorola. The announced markets are Lower Merion, Pennsylvania; Savannah, Georgia; Mobile, Alabama; and Willow Grove, Pennsylvania.

     COX  COMMUNICATIONS

     Concurrent has sold its VOD systems to five markets within Cox Communications, of which three are publicly announced, serving over 2.1 million basic subscribers via more than 38,000 video streams. Of the five markets, four are using Scientific-Atlanta digital platforms and one is using Motorola. The announced markets are San Diego, California; Phoenix, Arizona; and Hampton Roads, Virginia.

     In June 2002, Cox and Concurrent executed a non-exclusive contract with a five (5) year term that provides for Concurrent to be Cox' primary source for VOD products.

     MEDIACOM

     In March 2002, Mediacom selected Concurrent's VOD system for a commercial launch in Mobile, Alabama. The system serves approximately 40,000 basic subscribers via approximately 1,000 video streams.

     This is the industry's first commercial deployment of VOD over Motorola's National Authorization Service. This technology allows interactive content to be propagated and managed over satellite and transmitted to Mediacom's complex Headend in the Sky (HITS) based headends and then distributed to their broadband customers. This technology allows for any HITS supported cable system to cost effectively deploy VOD.


PRODUCTS  AND  TECHNOLOGY

     XSTREME  DIVISION

     Concurrent's VOD system allows MSOs to deliver VOD services over their high bandwidth two-way hybrid fiber coax cable infrastructure. Concurrent's VOD system is capable of being distributed over certain portions of this infrastructure, including the headend, hub or hubs, and digital set-top boxes in subscribers' homes, centralized at the main headend, or a combination of both.

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

     When a subscriber selects a movie, a video session is established between Concurrent's video server and the digital set-top box in the subscriber's home via the network manager over the cable operator's network. The selected movie is accessed from the video server where it is stored at either a headend or a hub. The purchase is captured by Concurrent's back-office software creating a billing and royalty record for the cable provider's billing system.

     Product. Concurrent's VOD systems integrate its core VOD technology, asset management and back-office software and readily available commercial hardware platforms to provide interactive, VOD capabilities. Concurrent generally markets its VOD products to MSOs as an end-to-end VOD solution. Concurrent also markets the individual components of its VOD systems to VARs and systems integrators for inclusion in their VOD solutions and, on occasion, to MSOs who prefer to purchase only individual components. Concurrent's VOD systems include the MediaHawk(R) video server, network manager, MediaHawk Back Office Business Management System, Personal Video Channel(TM) (pVC(TM)) software, system management and maintenance software and client software. The components of Concurrent's system are described below:

  - MediaHawk(R) Model 3000 Video Server. Concurrent's MediaHawk video servers are high-performance computer systems designed for the demanding requirements of interactive video-on-demand applications. The MediaHawk video server includes multiple content storage devices, stream processors and input/output interfaces.

  - Network Manager. Concurrent's network manager or resource manager establishes the network connection that allows the video to be streamed to the home over the cable operator's network. The network manager is designed to route video streams in the most efficient manner available at any given time.

  - MediaHawk Back Office Business Management System. Concurrent's business management system is an industry standard relational database supporting subscriber and provider data management. Concurrent's back-office applications include customer access management, content distribution management, order management, royalty management, billing interfaces and marketing analysis.

  - Personal Video Channel(TM)(pVC(TM)) Software. Concurrent's pVC is recently released software that empowers consumers to watch television programs contained in a package whenever they desire, thus, time-shifting the viewing experience. Thus, this product enables an MSO to record programming on the Concurrent servers, for example local news, that may then be accessed by consumers at any time with full VCR functionality. The recorded programs may be available for any amount of time as determined by the MSO.

  - Client. Concurrent's client allows the subscriber to select the content on demand and maintain complete interactive control; the subscriber can pause, fast forward, rewind or stop the movie having the same control as if they were using a VCR. This is also referred to as the user interface.

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

     Product Discriminators. Concurrent believes its key VOD system discriminators include:

  - Multiple integration options. Concurrent's VOD systems have been designed to be compatible with a wide range of equipment and software employed by cable operators to deliver digital television service, including:

          - Various digital set-top boxes. Concurrent's VOD systems are compatible with digital set-top boxes manufactured by each of the major domestic digital set-top box producers, including Scientific-Atlanta, Motorola, Pioneer, Sony and Pace Micro. This compatibility allows Concurrent's customers to purchase
               Concurrent's systems without concern about their current or future selection of a set-top box producer. Furthermore, Concurrent's system is capable of accommodating multiple headends, source content, navigators and workstation platforms.

          - Existing and next-generation equipment. Although newer generations of digital set-top boxes have expanded memory capability allowing subscribers to interact with and access VOD services, older digital set-top boxes may have limited memory capability. Concurrent's VOD technology allows Concurrent to perform some of the functionality in the server rather than in the actual digital set-top box which overcomes the major obstacle in providing VOD services through older generation digital set-top boxes. Thus, deployment of Concurrent's VOD system is not contingent on the upgrading of currently deployed digital set-top boxes.

          - Transport topologies. Concurrent's VOD systems are compatible with numerous transport topologies supporting delivery of VOD services over Gigabit Ethernet, DVB-ASI, asynchronous transfer mode, 64 and 256 QAM, and RF up-conversion.

          - Billing systems. Both the existing and the emerging billing systems currently employed by MSOs can be used with Concurrent's VOD systems.

          - Ad Insertion Software. Concurrent has established strategic relationships with both Everstream Holdings, Inc. and Navic Networks that provide ad-insertion software that will enable MSOs to insert advertisements into streamed video.

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

  - MediaHawk Back Office Business Management System. In addition to content management, order management, provider account management, customer access management, marketing analysis and billing functions, Concurrent's back-office business management system also supports e-commerce applications and subscriber data collection which enhances the revenue-generation capabilities of the VOD service provider.

  - Subscription VOD Technology. Concurrent's VOD systems are designed with SVOD services. SVOD is a complementary service to VOD, enabling impulse viewing of premium network programming with VCR-like functionality including fast forward, pause, and rewind, and with simple flat fees. In addition to these advantages, SVOD also provides an opportunity for subscription programming providers, such as Starz-Encore, HBO, and Showtime, to build additional market share with this new value-added service. SVOD is not a service that can be offered by direct broadcast satellite and we believe it will provide the cable operators a strategic competitive advantage and build greater subscriber satisfaction and retention. Concurrent video servers are streaming SVOD content, including HBO and Starz-Encore in multiple markets in North America with multiple MSO's.

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

     MediaHawk Model 3000 Product. Concurrent began shipments of its MediaHawk Model 3000 video server in January 2002. Through Concurrent's internal research and development efforts and its technological strategic relationships, Concurrent has integrated new technologies that Concurrent believes will further enhance the attractiveness of its VOD solution into Concurrent's new MediaHawk video server. Concurrent's MediaHawk Model 3000 VOD servers and software are designed to allow a single product to work in conjunction with cable equipment and digital set-top boxes produced by multiple vendors.

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


     REAL-TIME  DIVISION

     Concurrent's real-time systems are applicable to a wide range of application requirements, including high performance processing, high data throughput, predictable and repeatable response times, reliably meeting required deadlines, consistently handling peak loads, and better balancing of system resources. End uses of Concurrent's real-time systems include product design and testing, simulation and training systems, test stands, range and telemetry systems, weather satellite data acquisition and forecasting, and intelligence data acquisition and analysis.

     Concurrent designs, manufactures, sells and supports real-time standards-based open computer systems and proprietary computer systems. It also offers worldwide hardware and software maintenance and support services for its products and for the products of other computer and peripheral suppliers. The services are provided at no additional charge during the warranty period. Concurrent has routinely offered and delivered long-term service and support of its products for as long as 15 to 20 years under maintenance contracts for additional fees, although we anticipate this source of revenue to decline over time given the change in Real-Times' product strategies. In addition, Concurrent customizes systems with both specialized hardware and software to meet unique customer requirements. Frequently in demand, these special support services have included system integration, performance and capacity analysis, and application migration.

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

     The  principal  products  sold  by  Concurrent's  Real-Time  division  are:

  - Power Hawk 700. Power Hawk 700 is Concurrent's family of highly-scalable, advanced technology VME systems capable of supporting data acquisition, simulation and industrial process control applications in environments ranging from entry level to highly complex. The Power Hawk 700 line is designed around the MPC74xx PowerPC processor, and is available in single, dual and quad central processing unit (CPU) versions.

  - PowerMAXION. The PowerMAXION is Concurrent's mid-level VME system specifically targeted to the real-time data acquisition market, such as radar and weapons control in the military market. The PowerMAXION series is designed around the PowerPC 604e processor, and is available in one-to-eight CPU configurations.

  - Model 3200-2000. The Model 3200-2000 is the most recent addition to Concurrent's Series 3200 family of high-performance proprietary platforms. Model 3200-2000 provides an upgrade to processing power and system throughput required by the most demanding Series 3200 real-time applications. Model 3200-2000 runs Concurrent's optimized OS/32 real-time operating system,

  - PowerMAX Operating System. The PowerMAX Operating System (OS) is Concurrent's highly-deterministic real-time UNIX-based POSIX-compatible operating system. PowerMAX OS runs on the PowerHAWK 700, PowerMAXION and various legacy product lines.

  - NightStar Analysis and Debugging Tools. The NightStar development tools are designed to optimize, debug and trace application software running under the PowerMAX and RedHawk Linux operating systems.

  - iHawk. Concurrent plans to begin shipment of its iHawk line of Intel-based servers featuring its RedHawk Linux real-time operating system and real-time clock and interrupt module in September 2002. It is anticipated that this product line will be deployed in simulation, data acquisition and industrial process control applications, and satisfy scientific and other complex computing requirements.

     Customer Service and Support Plans. Concurrent offers a variety of service and support programs to meet the customer's maintenance needs for both its hardware and software products. Concurrent also offers contract service for selected third party equipment. The service and support programs offered by Concurrent include rental exchanges, diagnostic and repair service, on-call and time and materials service, and preventive maintenance. Concurrent offers long-term service and support of its products for, in some cases, as long as 15 to 20 years.

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

STRATEGIC  RELATIONSHIPS

     Scientific-Atlanta. In August 1998, Concurrent entered into a five year agreement with Scientific-Atlanta to jointly develop and market a VOD system. Under this agreement, Concurrent was able to receive early development releases from Scientific-Atlanta. In addition, the companies have jointly developed a system architecture that is compliant with the AOL Time Warner VOD architecture requirements, known as Pegasus. In exchange for Scientific-Atlanta's technical and marketing contributions, Concurrent issued Scientific-Atlanta a warrant to purchase 2,000,000 shares of Concurrent's Common Stock, exercisable at $5 per share over a four-year term. This warrant expired unexercised on August 17, 2002. In addition, Scientific-Atlanta may in certain circumstances have the right to receive additional warrants to purchase up to a maximum of 8,000,000 additional shares of Concurrent's Common Stock. The granting of these additional warrants will be based upon performance goals measured by the revenue Concurrent receives from sales of equipment to systems employing Scientific-Atlanta's equipment. On April 1, 2002, based upon these performance goals, Concurrent issued one warrant to purchase 261,164 shares of Concurrent's Common Stock, exercisable at $7.11 per share over a four year term.

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

     Prasara Technologies. Under a joint development agreement with Prasara Technologies, a software company owned by PowerTV, a majority owned subsidiary of Scientific-Atlanta specializing in delivery of on-demand information, Concurrent and Prasara jointly developed interactive and back-office VOD software specifically designed to meet the needs of MSOs. This software is integrated with Concurrent's MediaHawk video servers. The joint development agreement with Prasara provides for Concurrent to have exclusive ownership of most of the software modules that make up the back-office software suite that accompanies the MediaHawk VOD server. Prasara has joint ownership with Concurrent of certain of the modules that make up the back-office software suite. Each of Concurrent and Prasara must pay royalties to the other for their respective sales of products containing any of these jointly-owned software modules.

     Intertainer. Concurrent has worked with Intertainer, a VOD content provider seeking to market an end-to-end VOD solution, in integrating Concurrent's VOD server into Intertainer's turnkey solution.

     Cisco Systems, Inc. Concurrent is a partner in the Cisco Service Provider Solutions Ecosystem Program which is designed to provide a vehicle for systematically bringing new technologies to the Service Provider Marketplace. The Cisco Service Provider Solutions Ecosystem brings together qualified developers of hardware and software applications that interoperate with Cisco's products, vendors of complementary network enabling technologies, and deployment partners in order to best serve the mutual service providers. Some of the key benefits the Cisco Service Provider Solutions Ecosystem Program is intended to provide to partners include: long-term business level relationship with Cisco; increased Cisco commitment; enhanced market credibility based on Cisco relationship; marketing and sales development opportunities; improved operations efficiency; and new service/technology creation.

     Liberate. On April 11, 2001, Concurrent announced a strategic alliance with Liberate Technologies, a leading provider of software for the delivery of interactive television, under which Concurrent combined its technologies into an integrated interactive TV and VOD offering for the growing digital video market. The strategic agreement was reached under the Liberate(R) PopTV(TM) Program, in which Concurrent is a "preferred infrastructure partner."

     Microsoft TV (MSTV). On June 28, 2002, Concurrent entered into a strategic alliance with Microsoft TV, a provider of a complete family of software products for the television industry. Concurrent and MSTV have entered into an agreement to jointly develop the combined platform for delivery of interactive services.
We believe the MSTV platform will be closely integrated and will work with our video servers to deliver VOD and an enhanced interactive television experience to the end-customer.

     Thirdspace. On March 19, 2002, Concurrent entered into a strategic alliance with Thirdspace Living Limited, an international supplier of video server system software designed primarily for DSL environments. In the strategic alliance, Concurrent and Thirdspace will jointly develop and market an integrated end-to-end solution to enable broadband telecommunications carriers to provide broadcast television, interactive television (iTV), and VOD services to subscribers on DSL transport networks. In addition to entering into the strategic alliance, Concurrent joined Alcatel and Oracle as a strategic investor in Thirdspace. Concurrent invested cash of $4 million and issued 291,461 shares of its common stock in exchange for 1,220,601 series C shares of Thirdspace, giving Concurrent a 14.4% ownership interest in all shares outstanding as of the investment date. As part of the investment, Thirdspace licensed its patent and patent application portfolio - currently, 13 patented technologies and 25 patents pending - to Concurrent. In exchange for its investment, Concurrent also received a warrant for 400,000 series C shares of Thirdspace. The warrant is exercisable beginning December 19, 2002. Concurrent also loaned Thirdspace $6 million in two installments on March 19 and September 3, 2002, in exchange for a long-term convertible note receivable, bearing interest at 8% annually, with interest payments first due December 31, 2002, and semi-annually, thereafter.

Concurrent has a security interest in all of the assets of Thirdspace, which is subject to a prior lien on Thirdspace's intellectual property securing an obligation of $5 million. Other than the prior lien on Thirdspace's intellectual property, Concurrent's security interest ranks ratably with those of other secured creditors.

     Everstream. On April 17, 2002, Concurrent entered into a strategic alliance and made a $500,000 cash investment in Everstream Holdings, Inc. The partnership allows Concurrent to offer to its customers Everstream's patented ad insertion solutions for digital cable advertising. Concurrent and Everstream created a joint interface that will enable Everstream's latest ad insertion software to easily install and communicate with the Concurrent's MediaHawk Video Servers. Everstream's patented software for advertising campaign management and delivery will enable Concurrent's Personal TV (pTV(TM)) system and MediaHawk video server platform to provide advertising opportunities in real time to the multiple video streams it currently delivers on demand.

SALES

     Concurrent sells its systems in key markets worldwide through its direct field sales and support offices, as well as through VARs and systems integrators. As of June 30, 2002, Concurrent had 90 employees in its sales and marketing force which also includes sales support, corporate communications, application engineering, field sales, and sales administration.

     XSTREME  DIVISION

     Concurrent's VOD sales strategy primarily focuses on maintaining and expanding existing relationships, and developing new relationships, with domestic MSOs and international cable and DSL providers. Concurrent's domestic sales force has significant experience as either employees of, or service providers to, the largest domestic MSOs.

     In Concurrent's non-broadband markets on both the domestic and international fronts, Concurrent also intends to continue working with VARs and systems integrators who are seeking to integrate Concurrent's VOD products into end-to-end or turnkey solutions sold into their target markets.

     As of June 30, 2002, Concurrent employed 37 people worldwide as part of its Xstreme sales and marketing team.


     REAL-TIME  DIVISION

     Concurrent sells its real-time systems in key markets worldwide through direct field sales and support offices, as well as through VARs and systems integrators. As of June 30, 2002, Concurrent employed 38 people worldwide as part of its real-time sales and marketing team.

CUSTOMERS

     XSTREME  DIVISION

     A significant portion of Concurrent's VOD revenue has come from, and is expected to continue to come from, sales to the large MSOs. For the year ended June 30, 2002, two customers, AOL Time Warner and Cox Communications, accounted for 57% and 24% of total VOD revenue, respectively. All of the top eight MSO's in North America have initiatives underway to offer VOD in various cable markets operated by the MSOs. Concurrent has sold VOD systems to six of the top eight MSO's in North America.

     REAL-TIME  DIVISION

     Concurrent currently derives a significant portion of its real-time revenue from a limited number of customers. As a result, the loss of, or reduced demand for products or related services from any of Concurrent's major customers could adversely affect its business, financial condition and results of operations. In the fiscal year ended June 30, 2002, one customer, Lockheed-Martin, accounted for approximately 25% of the total real-time revenue. No other customer accounted for more than 10% of real-time revenue for the period.

     Concurrent derives a significant portion of its revenues from the supply of integrated computer systems to U.S. Government prime contractors and agencies of the U.S. Government. The supplied systems include configurations from the PowerMAXION, PowerHAWK, and TurboHAWK product lines, with certain systems incorporating custom enhancements requested by the customer. Examples of prime contractors to whom we sell these integrated computer systems include Boeing, Lockheed-Martin, and Raytheon. For example, Lockheed-Martin purchased integrated computer systems from Concurrent to be used by the U.S. Navy in data acquisition applications. Concurrent also supplies spare parts, upgrades, and engineering consulting services and both hardware and software maintenance. For the fiscal year ended June 30, 2002, Concurrent recorded $19.7 million in revenues to U.S. Government prime contractors and agencies of the U.S. Government, representing 22% of total sales for the period. Government business is subject to many risks, such as delays in funding, audits, reduction or modification of contracts or subcontracts, failure to exercise options, changes in government policies and the imposition of budgetary constraints. A loss of government contract revenues could have a material adverse effect on Concurrent's business, results of operations and financial condition.

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

NEW  PRODUCT  DEVELOPMENT

     XSTREME  DIVISION

     Concurrent's research and development strategies with respect to its VOD solutions will focus on network personal video recorder technology, software features that will drive stream usage while expanding revenue opportunities for our customers, higher stream density, encryption techniques, interactive client applications and product enhancements for international markets.

     Network Personal Video Recorder Technology. Concurrent continues to enhance its personal video channel (pVC(TM)) capability of its current residential cable VOD system. The personal video channel will allow the subscriber to pause and rewind time-shifted programming, effectively providing "TV on demand." Concurrent expects this server capability will have advantages over traditional personal home video recorders by providing more storage capacity and the ability to record multiple channels simultaneously. This will also allow Concurrent servers to replicate the functionality of PVR devices equipped with hard disk drives and eventually evolve to pausing and rewinding live broadcast TV.

     Interactive and Targeted Advertising. Concurrent is in the process of developing the infrastructure and key relationships for this new advertising medium. Interactive Long Format Advertising is already being deployed by Cox Communications in its San Diego, California system. Earlier this year Concurrent entered into a strategic partnership and invested in Everstream Holdings, Inc., a private company with core intellectual property and technology in targeted advertising. Targeted advertising technology allows Concurrent's VOD system to insert different television commercials into the video streams for different consumers. This technology will allow the advertiser to closely "target" product advertisements to consumers most likely to buy, rather than broadcasting the same advertisements to everyone.

     Asset Management. Concurrent continues to enhance its asset management technology. As VOD matures as an industry, it is anticipated that demand for stored content will increase from a few hundred hours to many thousands of hours. Concurrent continues to enhance its system to intelligently and automatically manage the distribution and lifecycle of the stored content, thus, increasing quantity of video hours. This tool supports multiple services such as SVOD, VOD, and PVR, and multiple providers such as In-demand, HBO, Starz-Encore, and Showtime and is capable of distributing and optimizing content based on actual consumer usage patterns.

     Resource Management. Concurrent has developed an advanced distributed resource management system that will allow on-demand systems to grow into the "everything on demand" environment that the cable industry is now envisioning.

Concurrent has leveraged its heritage in real-time distributed systems to architect a highly scalable resource management system. The Concurrent resource manager is a highly optimized database driven system which quickly and accurately determines the resources a subscriber launching an on-demand service can utilize. The Concurrent resource manager supports multiple services and enables true interactive television

     Increased Stream Density. Concurrent believes it is the only provider of VOD systems currently employing fibre channel technology. Fibre channel provides the highest bandwidth/connectivity technology that is commercially available. Concurrent intends to continue leveraging techniques that allow this technology to create higher stream density and superior connectivity. Concurrent expects this will result in even more efficient distributed and centralized VOD system implementations.

     Encryption Techniques. Encryption techniques will need to become integral to Concurrent's VOD system to maintain a high level of security designed to discourage content piracy and encourage content providers, such as movie studios, to provide market windows that will gradually become more consistent with the movie rental distribution channel. Concurrent is developing and trialing an open encryption system to support various encryption methodologies.

     Integrated QAMs and Upconverters. Concurrent has developed Quadrature Amplitude Modulation (QAM) and signal upconversion technology. QAM is a highly efficient means of modulating or representing digital information using an analog signal. Our QAMs output a signal that accurately changes the amplitude and phase of the signal to correspond with the appropriate digital pattern. Our integrated upconverters take the modulated signal and map it into a channel line up. By integrating QAM and upconversion technology into the MediaHawk server, Concurrent is able to provide customers significant cost savings when compared to standalone alternatives.

     Gigabit Ethernet. Consistent with MSOs' interest and expected rapid development of gigabit ethernet transport networks, Concurrent has developed the requisite interfaces to such network elements. This work will continue to be refined to meet specific performance requirements as cable network architectures continue to evolve to support additional interactive television applications.

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

     REAL-TIME

     Concurrent's real-time product development strategies with respect to its computer systems solutions will focus on higher-performance and cost-effective scalable architectures to allow for a greater degree of flexibility to the customer. New product development in real-time includes new hardware, software and integration services that will add new features and enhancements to the Power Hawk line of computers and the NightStar software development tools as well as the introduction of the Intel-based iHawk line running the RedHawk Linux real-time operating system built on the popular Red Hat distribution. Red Hawk and iHawk development will be focused on improving the real-time performance of the operating system.

     Higher performance computer systems. Concurrent has upgraded the Power Hawk computer line with the new Series 700 computer system. The Series 700's PowerPC utilizes Motorola's MPC7410 (G4) processor, the first microprocessor that can deliver sustained performance of over one billion floating point operations per second. The G4 can process data in 128-bit segments rather than the 32-bit or 64-bit segments of traditional processors. The G4's AltiVec vector instruction set performs 16 calculations in a single cycle providing IEEE floating point performance four times faster than non-vector processors.

     Cost effective scalable cluster architectures. The dual and quad-CPU Series 700 processor boards are true symmetric multiprocessors that run a single copy of Concurrent's PowerMAX OS real-time operating system. All CPUs on a board are linked by a high-speed PowerPC processor bus and have direct, cache-coherent access to all of the available on-board main memory. Two or more Power Hawk

Series 700 processor boards can be combined through the high speed P0-PCI bus to create closely-coupled multiprocessor configurations of up to 32 CPUs.

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

     Power Hawk Series 700 software development tools supporting Linux open system solutions. Concurrent plans to provide its customers the opportunity to develop and debug complex multiprocessing applications utilizing Concurrent's integrated software environment while taking advantage of the Intel based Linux open source operating system. Users will have the option of developing their real-time applications under PowerMAX OS or Linux using the same comprehensive suite of NightStar GUI development tools. As our real-time customers recognize the growing importance of Linux as a key real-time operating system, Concurrent expects that there may be a large demand for Linux-ready applications that can meet the workload demands of today's real-time environment. As the Linux open source solution market demand develops, Concurrent plans to continue enhancing its software operating system and development environment to take full advantage of the broad range of software, hardware and integration opportunities available in the Linux marketplace.

     The iHawk family of products. Concurrent will continue its Linux strategy with the introduction in September, 2002 of the iHawk product family. Based on Intel/Pentium Xeon servers available in single, dual, quad and 8-way processor configurations, each model will include the open-source RedHawk real-time operating system based on the Red Hat distribution. The product will include the company's real-time clock and interrupt module and the leading NightStar tool suite as an option. It is anticipated that the wide range of third party software available for Red Hat Linux will significantly increase the appeal of this product offering. As with Concurrent's PowerMAX/Power PC real-time solutions, iHawk product may be customized to precisely fit any customer's application needs.

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

     In the VOD market, Concurrent's major competitors currently include the following:

  - in the worldwide cable and DSL markets: SeaChange International Inc., nCUBE, Kasenna, Inc., and Silicon Graphics, Inc.; and

  - in the education market: Silicon Graphics, Inc., Cisco Systems, Inc. and International Business Machines Corp., as well as local systems integrators.

     Concurrent also competes with a number of companies in its real-time business. Concurrent's major competitors can be categorized as follows:

  - major computer companies that participate in the real-time business by layering specialized hardware and software on top of, or as an extension of, their general purpose product platforms, including Sun Microsystems and Hewlett Packard Corporation;

  - other computer companies that provide solutions for applications that address specific characteristics of real time, such as fault tolerance or high performance graphics, including Silicon Graphics Inc. and Hewlett Packard Corporation;

  - general purpose computing companies that provide a platform on which third-party vendors add real-time capabilities, including International Business Machines Corp. and Sun Microsystems, Inc.; and

  - single board computer companies that provide board-level processors that are typically integrated into a customer's computer system, including Force Computers, Inc. and Motorola, Inc.

     Additional competitors with significant market presence and financial resources, including computer hardware and software companies, content providers and television equipment manufacturers, including digital set-top box manufacturers, may enter Concurrent's markets, thereby further intensifying competition. Concurrent's future competitors also may include one or more of the parties with which it currently has a strategic relationship. Although Concurrent has proprietary rights with respect to much of the technology incorporated in Concurrent's VOD and real-time systems, Concurrent's strategic partners have not agreed to refrain from competing against Concurrent. Many of Concurrent's current and potential future competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than Concurrent, and greater brand name recognition. In addition, many of Concurrent's competitors have well-established relationships with Concurrent's current and potential customers and have extensive knowledge of Concurrent's markets.

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

     Despite precautions taken by Concurrent, however, there can be no assurance that Concurrent's products or technology will not be copied or otherwise obtained and used without authorization. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Concurrent believes that, due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of Concurrent's personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal protections for Concurrent's technology. Concurrent does not own any material patents. However, Concurrent has one patent application pending in the United States and abroad and has obtained patent licenses to the portfolios owned by Thirdspace Living Limited (13 patents and 25 patent applications) and Everstream Holdings, Inc. (4 patents and 6 patent applications). The patents so licensed cover multiple interactive television, targeted advertising, and VOD technologies and include U.S. Patent No. 5,805,804 which nCube alleged was infringed by SeaChange International's products.

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

     The television industry is subject to extensive regulation in the United States and other countries. Concurrent's VOD business is dependent upon the continued growth of the digital television industry in the United States and internationally. Cable television operators are subject to extensive government regulation by the Federal Communications Commission and other federal and state regulatory agencies. These regulations could have the effect of limiting capital expenditures by cable television operators and thus could have a material adverse effect on Concurrent's business, financial condition and results of operations. The enactment by federal, state or international governments of new laws or regulations could adversely affect Concurrent's cable operator customers, and thereby materially adversely affect Concurrent's business, financial condition and results of operations.

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

EMPLOYEES

     As of June 30, 2002, Concurrent had 436 employees worldwide. Approximately 345 of these employees were in the United States. Concurrent had 129 employees in its Xstreme division and 193 employees in its Real-Time division. The remaining employees include administrative, marketing and communications, and manufacturing personnel that are shared between the two divisions. Concurrent's employees are not unionized.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     A summary of net sales (consolidated net sales reflects sales to unaffiliated customers) attributable to Concurrent's foreign and domestic operations for the fiscal years ended June 30, 2002, 2001 and 2000, respectively, is presented at Note 20 to the consolidated financial statements included herein. Financial information about Concurrent's foreign operations is included in Note 20 to the consolidated financial statements included herein.

RISK  FACTORS

     The following are risk factors of Concurrent.

                     RISKS RELATED TO CONCURRENT'S BUSINESS

IT IS DIFFICULT TO EVALUATE CONCURRENT'S BUSINESS AND PROSPECTS BECAUSE OF DECLINES IN ITS REAL-TIME BUSINESS AND THE EMERGING NATURE OF THE VOD MARKET.
CONCURRENT'S NET SALES OF REAL-TIME SYSTEMS AND SERVICES HAVE DECREASED SIGNIFICANTLY OVER THE PAST FIVE YEARS.

     Prior to the fiscal year ended June 30, 1997, Concurrent focused solely on providing real-time computer systems and related services. Over the last five full fiscal years, Concurrent has experienced a decline in real-time net sales from $82.2 million for the fiscal year ended June 30, 1998 to $41.4 million for the fiscal year ended June 30, 2002. Although almost all of Concurrent's revenues prior to fiscal 2000 were derived from its Real-Time division, Concurrent expects in the near term that a majority of its future revenue growth will come from its Xstreme division, which began commercial sales in 1999. Revenues for video-on-demand systems have increased from $1.2 million for the fiscal year ended June 30, 1999 to $48.0 million for the fiscal year ended June 30, 2002. Concurrent is working to stabilize its real-time revenue.

     Concurrent's real-time systems are specially designed to acquire, process, store and display large amounts of rapidly changing information in real time, that is with microsecond response as changes occur. Concurrent's real-time systems are used for a number of applications, including trainers/simulators for operators in commercial and military aviation, vehicle operation and power plants, mission planning and rehearsal and engineering design simulation for avionics and automotive labs. Over the past several years, the real-time computer industry has seen a significant shift in demand from high-priced, proprietary real-time systems to lower-priced, open server systems. High performance processing in the past required a large, expensive computer with significant proprietary and customized software. Today, these requirements are often met by much smaller and less expensive computers with off-the-shelf computer hardware and software. This shift in demand has resulted in the significant decreases in Concurrent's revenues from real-time products and services over the last several years.

     This decline in Concurrent's real-time revenue together with the emerging nature of the video-on-demand market make it difficult to evaluate its current business and prospects or to accurately predict it's future revenue or results of operations. Concurrent will encounter risks and difficulties in its video-on-demand business frequently encountered by companies in emerging markets. Concurrent may not successfully address any of these risks. If Concurrent does not successfully address these risks, Concurrent's business, financial condition and results of operations would be adversely affected.

THE VIDEO-ON-DEMAND MARKET MAY NOT GAIN BROAD MARKET ACCEPTANCE; CONCURRENT'S CUSTOMERS MAY NOT CONTINUE TO PURCHASE CONCURRENT'S VIDEO-ON-DEMAND SYSTEMS; AND CONCURRENT'S CABLE OPERATOR CUSTOMERS MAY ENTER INTO ARRANGEMENTS WITH CONCURRENT'S COMPETITORS ANY OF WHICH COULD MATERIALLY AND ADVERSELY AFFECT ITS BUSINESS.

     Concurrent is focusing much of its initial video-on-demand sales efforts on North American cable television providers that have upgraded some or all of their cable systems to support digital, two-way service. Therefore, in order for its video-on-demand business to succeed, cable system operators, particularly the ten largest North American cable operators, must successfully market video-on-demand to their cable television subscribers. To date, Concurrent has been publicly selected by six of the eight largest North American cable operators for commercial video-on-demand deployments. However, none of Concurrent's cable system customers are contractually obligated to introduce, market or promote video-on-demand, nor are any of its customers bound to achieve any specific product introduction schedule. Accordingly, even if a system operator initiates a customer trial using Concurrent's system, that operator is under no obligation to continue its relationship with Concurrent or to launch a full-scale commercial introduction using its technology. Further, Concurrent does not have exclusive arrangements with system operators. Therefore, system operators may enter into arrangements with one or more of Concurrent's current or future competitors.

     The growth and future success of Concurrent's video-on-demand business depends largely upon its ability to penetrate new markets and sell its systems to digitally-upgraded domestic and international cable system operators, international digital subscriber line operators, educational institutions and others. If these potential customers determine that video-on-demand is not viable as a business proposition or if they decide to delay their purchase decisions, as a result of capital expenditure restraints or otherwise, or to purchase systems from Concurrent's competitors, Concurrent's business, financial condition and results of operations will be significantly adversely affected.

A SIGNIFICANT PORTION OF CONCURRENT'S VIDEO-ON-DEMAND REVENUE HAS COME FROM, AND IS EXPECTED TO CONTINUE TO COME FROM, SALES TO THE LARGE, NORTH AMERICAN CABLE OPERATORS. IF CONCURRENT IS UNSUCCESSFUL IN MAINTAINING AND EXPANDING RELATIONSHIPS WITH THESE CUSTOMERS OR LOSES ANY OF THESE CUSTOMERS, ITS BUSINESS WILL BE ADVERSELY AFFECTED.

     For the fiscal year ended June 30, 2002, AOL Time Warner and Cox Communications accounted for approximately 57% and 24% of Concurrent's video-on-demand revenues, respectively. Many cable operators are currently evaluating the extent and pace of their video-on-demand deployment plans. If Concurrent is unsuccessful in maintaining and expanding these key relationships with cable operators, its video-on-demand business will be adversely affected. Further, if Concurrent is unsuccessful in establishing relationships with other operators or experiences problems in any of its video-on-demand system commercial launches, its ability to attract new cable operator customers and sell additional products to existing customers will be materially adversely affected.

CONCURRENT INCURRED NET LOSSES IN THE PAST AND MAY INCUR FURTHER LOSSES IN THE FUTURE.

     While Concurrent had net income of $4.4 million in the fiscal year ended June 30, 2002, it incurred net losses of $6.2 million in the fiscal year ended
June 30, 2001. On a pro forma basis after giving effect to the acquisition of Vivid Technology, it incurred net losses of $24.7 million in the fiscal year ended June 30, 2000. Concurrent's actual net loss of $23.7 million and its pro forma net loss of $24.7 million for the fiscal year ended June 30, 2000 includes a $14.0 million non-cash charge related to the write-off of research and development acquired in the Vivid Technology acquisition. As of June 30, 2002, Concurrent had an accumulated deficit of approximately $98.4 million, after eliminating accumulated deficit of approximately $81.8 million at December 31, 1991, the date of its quasi-reorganization. Concurrent may incur additional net losses in the future.

CONCURRENT'S OPERATING RESULTS MAY CONTINUE TO BE VOLATILE AND DIFFICULT TO PREDICT, AND IN SOME FUTURE QUARTERS, ITS OPERATING RESULTS MAY FALL BELOW ITS EXPECTATIONS AND THE EXPECTATIONS OF SECURITIES ANALYSTS AND INVESTORS, WHICH COULD RESULT IN MATERIAL DECLINES OF ITS STOCK PRICE.

     Concurrent's quarterly operating results may vary depending on a number of factors, including:

     -    demand  for  its  video-on-demand  and real-time systems and services;
     - delay in customer orders based on, among other reasons, capital expenditure restraints or the availability of content for video-on-demand and pending completion of negotiations for content between the cable operators and content providers, particularly major movie studios and providers of subscription based content such as HBO, Showtime, and Starz-Encore;
     -    the  timing,  pricing  and  number  of  sales  of  its  products;
     - actions taken by its competitors, including new product introductions and enhancements;
     -    changes  in  its  price  or  the  prices  of  its  competitors;
     - its ability to develop and introduce new products and to deliver new services and enhancements that meet customer requirements in a timely manner;
     -    the  length  of  the  sale  cycle  for  its  products;
     -    its  ability  to  control  costs;
     -    technological  changes  in  its  markets;
     - deferrals of customer orders in anticipation of product enhancements or new products;
     -    customer  budget  cycles  and  changes  in  these  budget  cycles; and
     - general political and economic conditions in the United States and abroad, including, but not limited to, terrorist activity.

SEASONAL TRENDS IN CONCURRENT'S VIDEO-ON-DEMAND BUSINESS MAY CAUSE ITS QUARTERLY OPERATING RESULTS TO FLUCTUATE; THEREFORE, PERIOD-TO-PERIOD COMPARISONS OF ITS
OPERATING  RESULTS  MAY  NOT  NECESSARILY  BE  MEANINGFUL.

     Concurrent has experienced significant variations in the revenue, expenses and operating results from quarter to quarter in its video-on-demand business, and it is possible that these variations will continue. Concurrent believes that fluctuations in the number of orders for its video-on-demand systems being placed from quarter to quarter are principally attributable to the buying patterns and budgeting cycles of cable operators. In addition, contracts for orders are often not finalized until the end of a quarter. As a result, its results of operations have in the past and will possibly continue, at least in the near future, to fluctuate in accordance with this purchasing activity. Therefore, period-to-period comparisons of its operating results may not necessarily be meaningful. In addition, because these factors are difficult for Concurrent to forecast, its business, financial condition and results of operations for one quarter or a series of quarters may be adversely affected and below the expectations of securities analysts and investors, which could result in material declines of its stock price.

THE VIDEO-ON-DEMAND AND REAL-TIME MARKETS IN WHICH CONCURRENT OPERATE ARE HIGHLY COMPETITIVE, AND CONCURRENT MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST ITS CURRENT AND FUTURE COMPETITORS, WHICH WOULD ADVERSELY AFFECT ITS BUSINESS.

     The market for video-on-demand systems is an emerging market. Given that there have been limited commercial deployments of video-on-demand systems to date, the respective market shares of companies competing in the video-on-demand market are uncertain. Concurrent believes that the long-term primary factors influencing competition in the video-on-demand market include the flexibility of the video-on-demand system, product quality and reliability and established relationships with providers of interactive television services, including cable operators. In the video-on-demand market, Concurrent's competitors currently include the following:

     - in the worldwide cable and digital subscriber line market principally, SeaChange International Inc., nCUBE Corporation, Kasenna, Inc. and Silicon Graphics, Inc.; and
     - in the education market principally, Silicon Graphics, Inc., Cisco Systems, Inc. and International Business Machines Corp., as well as other third parties.

     Concurrent also competes with a number of companies in its real-time market. These competitors can be categorized as follows:

     - major computer companies that add specialized hardware and software to their general purpose product platforms, including principally Hewlett-Packard Corporation;
     - other computer companies that provide applications that address specific characteristics of real-time, such as redundancy or high performance graphics, including Silicon Graphics, Inc. and Hewlett-Packard Corporation;
     - general purpose computing companies that provide a platform on which third-party vendors add real-time capabilities, including International Business Machines Corp. and Sun Microsystems, Inc.; and
     - single board computer companies that provide board-level processors that are typically integrated into a customer's computer system, including Force Computers, Inc. and Motorola, Inc.

     Additional competitors with significant market presence and financial resources, including computer hardware and software companies, content providers and television equipment manufacturers, including digital set-top box manufacturers, may enter Concurrent's markets, thereby further intensifying competition. Concurrent's future competitors also may include one or more of the parties with which Concurrent currently has a strategic relationship. Although Concurrent has proprietary rights with respect to much of the technology incorporated in its video-on-demand and real-time systems, its strategic partners have not agreed to refrain from competing against Concurrent. Increased competition could result in price reductions that would adversely affect its business, financial condition and results of operations. Many of its current and potential future competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than Concurrent, and greater brand name recognition. In addition, many of Concurrent's competitors have well-established relationships with its current and potential customers and have extensive knowledge of its industries.

IF CONCURRENT DOES NOT MANAGE ITS ANTICIPATED GROWTH IN ITS VIDEO-ON-DEMAND OPERATIONS, IT MAY NOT BE ABLE TO OPERATE ITS BUSINESS EFFECTIVELY. CONCURRENT'S FAILURE TO MANAGE GROWTH COULD DISRUPT ITS OPERATIONS AND ADVERSELY AFFECT ITS BUSINESS.

     Concurrent anticipates growth in its video-on-demand operations and that a majority of its future revenue growth will come from its video-on-demand operations. Its anticipated growth could place a strain on its management systems and other resources. Concurrent's ability to successfully implement its business plan in a rapidly evolving market will require an effective planning and management process. Concurrent cannot assure you that it will be able to successfully manage its anticipated expansion. If Concurrent fails to manage its anticipated growth, its operations may be disrupted and its business may be adversely affected. Concurrent must continue to improve and effectively utilize its existing operational, management, marketing and financial systems and successfully recruit, hire, train and manage personnel, which Concurrent may be unable to do. Further, Concurrent must maintain close coordination among its technical, finance, marketing, sales and production staffs.

CONCURRENT'S FUTURE SUCCESS WILL REQUIRE THAT IT DEVELOP AND MARKET ADDITIONAL PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE AND ENHANCE ITS CURRENT PRODUCTS. IF CONCURRENT FAILS TO DEVELOP AND MARKET NEW PRODUCTS AND PRODUCT ENHANCEMENTS IN A TIMELY MANNER, ITS BUSINESS COULD BE ADVERSELY AFFECTED.

     Concurrent's inability to develop on a timely basis new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance could have a material adverse affect on its business, financial condition and results of operations. Concurrent recently completed the development of its MediaHawk Model 3000 video on demand server. Although Concurrent has shipped and installed the new system, it may experience unexpected problems. Although delivery of video-on-demand over digital subscriber lines currently is not practical in the United States, Concurrent will look for opportunities in the domestic market as digital subscriber line technology continues to advance. There can be no assurance that Concurrent will be successful in pursuing any domestic digital subscriber line opportunities.

SYSTEM ERRORS, FAILURES, OR INTERRUPTIONS COULD CAUSE DELAYS IN SHIPMENTS OR REQUIRE DESIGN MODIFICATIONS, WHICH MAY HAVE A NEGATIVE IMPACT ON CONCURRENT'S BUSINESS AND DAMAGE ITS REPUTATION AND CUSTOMER RELATIONSHIPS.

     System errors or failures may adversely affect Concurrent's business, financial condition and results of operations. Despite Concurrent's testing and testing by current and potential customers, all errors or failures may not be found in its products or, if discovered, successfully corrected in a timely manner. These errors or failures could cause delays in product introductions and shipments or require design modifications that could adversely affect its competitive position. Concurrent's reputation may also suffer if its customers view its products as unreliable, whether based on actual or perceived errors or failures in its products.

     Further, a defect, error or performance problem with Concurrent's video-on-demand systems could cause its customers' cable television systems to fail for a period of time. Any such failure would cause customer service and public relations problems for Concurrent's customers. As a result, any failure of its customers' systems caused by Concurrent's technology could result in delayed or lost revenue due to adverse customer reaction, negative publicity regarding Concurrent and its products and services and claims for substantial damages against Concurrent, regardless of its responsibility for such failure. Any claim could be expensive and require Concurrent to spend a significant amount of resources, regardless of whether Concurrent prevails.

A SIGNIFICANT PORTION OF CONCURRENT'S REAL-TIME REVENUE HAS BEEN, AND IS EXPECTED TO CONTINUE TO BE, CONCENTRATED IN A SMALL NUMBER OF CUSTOMERS, INCLUDING THE U.S. GOVERNMENT. FOR EXAMPLE, IN THE FISCAL YEAR ENDED JUNE 30, 2002, LOCKHEED-MARTIN ACCOUNTED FOR APPROXIMATELY 25% OF CONCURRENT'S TOTAL REAL-TIME REVENUE. IF CONCURRENT LOSES ONE OR MORE SIGNIFICANT REAL-TIME CUSTOMERS, ITS BUSINESS MAY BE ADVERSELY AFFECTED.

     Concurrent currently derives, and expects to continue to derive, a significant portion of its real-time revenue from a limited number of customers. As a result, the loss of, or reduced demand for products or related services from one or more of its major customers could adversely affect its business, financial condition and results of operations.

     Concurrent also derives a significant portion of its revenues from the supply of systems under government contracts. For the fiscal year ended June 30, 2002, Concurrent recorded $19.7 million in sales to U.S. government prime contractors and agencies of the U.S. Government. These amounts represent approximately 48% of Concurrent's total Real-Time sales in the period. Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, changes in governmental policies and the imposition of budgetary constraints. A loss of government contract revenues could have a material adverse effect on Concurrent's business, results of operations and financial condition.

     Concurrent does not have written purchase agreements with any of its customers and does not have written agreements that require customers to purchase fixed minimum quantities of its products. Concurrent's sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers' budgets for capital expenditures and new product introductions.

CONCURRENT RELIES ON A COMBINATION OF CONTRACTS AND COPYRIGHT, TRADEMARK, AND TRADE SECRET LAWS TO ESTABLISH AND PROTECT ITS PROPRIETARY RIGHTS IN ITS TECHNOLOGY. CONCURRENT DOES NOT OWN ANY SIGNIFICANT PATENTS DIRECTLY; HOWEVER, CONCURRENT HAS OBTAINED PATENT LICENSES TO THE PORTFOLIOS OWNED BY THIRDSPACE LIVING LIMITED (13 PATENTS AND 25 PATENT APPLICATIONS) AND EVERSTREAM HOLDINGS, INC. (4 PATENTS AND 6 PATENT APPLICATIONS). IF CONCURRENT IS UNABLE TO PROTECT ITS INTELLECTUAL PROPERTY RIGHTS, ITS COMPETITIVE POSITION COULD BE HARMED OR IT COULD BE REQUIRED TO INCUR EXPENSES TO ENFORCE ITS RIGHTS. CONCURRENT'S BUSINESS ALSO COULD BE ADVERSELY AFFECTED IF CONCURRENT IS FOUND TO INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

     Concurrent typically enters into confidentiality or license agreements with its employees, consultants, customers and vendors, in an effort to control access to and distribution of its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use its proprietary technology without authorization. The steps Concurrent takes may not prevent misappropriation of its intellectual property, and the agreements it enters into may not be enforceable. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries. Other companies, including its competitors, may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with its ability to make, use or sell its products. As a result, Concurrent may be found to infringe on the intellectual property rights of others. In the event of a successful claim of infringement against Concurrent and its failure or inability to license the infringed technology, its business and operating results could be adversely affected.

     Any litigation or claims, whether or not valid, could result in substantial costs and diversion of Concurrent's resources. Intellectual property litigation or claims could force Concurrent to do one or more of the following:

     - cease selling, incorporating or using products or services that incorporate the challenged intellectual property;
     - obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and
     - redesign products or services that incorporate the disputed technology.

If Concurrent is forced to take any of the foregoing actions, it could face substantial costs and its business could be seriously harmed. Although Concurrent carries general liability insurance, its insurance may not cover potential claims of this type or be adequate to indemnify it for all liability that may be imposed.

     Concurrent may initiate claims or litigation against third parties in the future for infringement of its proprietary rights or to determine the scope and validity of its proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of its technical and management personnel. As a result, Concurrent's operating results could suffer and its financial condition could be harmed.

IN SOME CASES, CONCURRENT RELIES ON A LIMITED NUMBER OF SUPPLIERS, WHICH ENTAILS SEVERAL RISKS, INCLUDING THE POSSIBILITY OF DEFECTIVE PARTS, A SHORTAGE OF COMPONENTS, AN INCREASE IN COMPONENT COSTS, AND REDUCED CONTROL OVER DELIVERY SCHEDULES.

     Concurrent sometimes purchases product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms. These components include, for example, processors, power supplies, integrated circuits and storage devices. Concurrent purchases product components from the following single suppliers: Seagate, Intel, Qlogic, VME Micro System, Corporation, Interphase, Precision Analog, Macrolink, Symbios, National Instruments, Synergy, Peritek, Unipower Corporation, Vicor Corporation, Wall Industries, Crystal Semiconductor and Vitesse. In most cases, comparable products are available from other sources, but would require significant reengineering to conform to Concurrent's system specifications. Historically, Concurrent has not experienced any major disruption in manufacturing its products due to problems with, or defective products from, a single supplier, but its reliance on single suppliers entails a number of risks, including the possibility of defective parts, a shortage of components, increase in components costs, and reduced control over delivery schedules. Any of these events could adversely affect its business, results of operations and financial condition. Concurrent estimates that a lead time of 16-24 weeks may be necessary to switch to an alternative supplier of certain custom application specific integrated circuits and printed circuit assemblies. A change in the supplier of these components without the appropriate lead time could result in a material delay in shipments by Concurrent of certain products. Where alternative sources are available, qualification of the alternative suppliers and establishment of reliable supplies of components from such sources may also result in delays. Shipping delays may also result in a delay in revenue recognition, possibly outside the fiscal period originally planned, and, as a result, may adversely affect Concurrent's financial results for that particular period.

CONCURRENT'S BUSINESS MAY BE ADVERSELY AFFECTED IF IT FAILS TO RETAIN ITS CURRENT KEY PERSONNEL, MANY OF WHOM WOULD BE DIFFICULT TO REPLACE, OR FAIL TO ATTRACT ADDITIONAL QUALIFIED PERSONNEL.

     Concurrent's future performance depends on the continued service of its senior management and its engineering, sales and marketing and manufacturing personnel. Competition for qualified personnel is intense, and Concurrent may fail to retain its key employees or to attract or retain other highly qualified personnel. Concurrent does not carry key person life insurance on any of its employees. The loss of the services of one or more of its key personnel could seriously impact its business. Concurrent's future success also depends on its continuing ability to attract, hire, train and retain highly skilled managerial, technical, sales, marketing and customer support personnel. In addition, new employees frequently require extensive training before they achieve desired levels of productivity.

CONCURRENT CURRENTLY HAS STRATEGIC RELATIONSHIPS WITH SCIENTIFIC-ATLANTA, MOTOROLA, PRASARA TECHNOLOGIES, INC., LIBERATE TECHNOLOGIES, INTERTAINER, INC., CISCO SYSTEMS, INC., MICROSOFT CORPORATION, THIRDSPACE LIVING LIMITED AND EVERSTREAM HOLDINGS, INC., AMONG OTHERS. CONCURRENT MAY BE UNSUCCESSFUL IN MAINTAINING THESE STRATEGIC RELATIONSHIPS, OR ESTABLISHING NEW STRATEGIC RELATIONSHIPS, THAT WILL BE AN IMPORTANT PART OF ITS FUTURE SUCCESS. IN EITHER EVENT, ITS BUSINESS COULD BE ADVERSELY AFFECTED.

     The success of Concurrent's business is and will continue to be dependent in part on its ability to maintain existing and enter into new strategic relationships. There can be no assurance that:

     - such existing or contemplated relationships will be commercially successful;
     -    Concurrent  will  be  able  to  find additional strategic partners; or
     - Concurrent will be able to negotiate terms acceptable to it with potential strategic partners.

     Concurrent cannot provide assurance that existing or future strategic partners will not pursue alternative technologies or develop alternative products in addition to or in lieu of Concurrent's technology, either on their own or in collaboration with others, including Concurrent's competitors. These alternative technologies or products may be in direct competition with Concurrent's technologies or products and may significantly erode the benefits of Concurrent's strategic relationships and adversely affect its business, financial condition and results of operations.

INTERNATIONAL SALES ACCOUNTED FOR APPROXIMATELY 15% AND 24% OF CONCURRENT'S REVENUE IN FISCAL YEARS 2002 AND 2001, RESPECTIVELY. ACCORDINGLY, CONCURRENT'S BUSINESS IS SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

     Although the anticipated revenue growth in the near term is expected to occur primarily in North America, Concurrent expects its international operations to grow in the long-term as DSL and digital cable technology is more widely deployed in Europe and Asia. As a result, Concurrent is subject to a number of risks associated with international business activities that could increase its costs, lengthen its sales cycle and require significant management attention. These risks include:

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

CONCURRENT MAY ENGAGE IN FUTURE ACQUISITIONS THAT DILUTE THE OWNERSHIP INTEREST OF ITS STOCKHOLDERS, CAUSE IT TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES OR PRESENT OTHER CHALLENGES, SUCH AS INTEGRATION ISSUES, FOR ITS BUSINESS, WHICH IF NOT SUCCESSFULLY RESOLVED WOULD ADVERSELY AFFECT ITS BUSINESS.

     As part of Concurrent's business strategy, it reviews acquisition prospects that would complement its current product offerings, enhance its technical capabilities or otherwise offer growth opportunities. While Concurrent currently has no agreements with respect to any acquisition, it periodically reviews investments in new businesses, and it may acquire businesses, products or technologies in the future. In the event of any future acquisitions, Concurrent could issue equity securities which would dilute current stockholders' percentage ownership, incur substantial debt, or assume contingent liabilities. These actions could materially adversely affect Concurrent's operating results. Acquisitions also entail numerous risks, including:

     - difficulties in the assimilation of acquired operations, technologies or services;
     -    unanticipated  costs  associated  with  the  acquisition;
     -    diversion  of  management's  attention  from  other business concerns;

     -    adverse  effects  on  existing  business  relationships;
     - risks associated with entering markets in which Concurrent has no or limited prior experience; and
     -    potential  loss  of  key  employees  of  acquired  companies.

     Concurrent cannot assure that it will be able to successfully integrate any business, products, technologies or personnel that it might acquire in the future. Concurrent's failure to do so could materially adversely affect its business, operating results and financial condition.

CONCURRENT MAY EXPERIENCE DECREASING PRICES FOR ITS PRODUCTS AND SERVICES, WHICH MAY IMPAIR ITS ABILITY TO ACHIEVE PROFITABILITY.

     Concurrent may experience decreasing prices for its products and services due to competition, the purchasing leverage of its customers and other factors. If Concurrent is required to decrease prices, its results of operations will be adversely affected. Concurrent may reduce prices in the future to respond to competition and to generate increased sales volume.

IMPLEMENTATION OF CONCURRENT'S PRODUCTS IS COMPLEX, TIME CONSUMING AND EXPENSIVE, AND IT FREQUENTLY EXPERIENCES LONG SALES AND IMPLEMENTATION CYCLES. CONSEQUENTLY, ITS QUARTERLY REVENUES, EXPENSES AND OPERATING RESULTS MAY VARY SIGNIFICANTLY IN THE FUTURE, PERIOD-TO-PERIOD COMPARISONS OF ITS RESULTS OF OPERATIONS MAY NOT NECESSARILY BE MEANINGFUL, AND THESE COMPARISONS SHOULD NOT BE RELIED UPON AS INDICATIONS OF FUTURE PERFORMANCE.

     Real-time and video-on-demand products are relatively complex, and their purchase generally involves a significant commitment of capital, with the delays frequently associated with large capital expenditures and implementation procedures within an organization. Moreover, the purchase of such products typically requires coordination and agreement among a potential customer's corporate headquarters and its regional and local operations. As a result, the sales cycles associated with the purchase of many of Concurrent's products are typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which Concurrent has little or no control.

RISKS  RELATED  TO  CONCURRENT'S  INDUSTRIES

THE CURRENT UNCERTAINTY AND FINANCIAL INSTABILITY OF THE CABLE INDUSTRY MAY ADVERSELY IMPACT THE SUCCESS OF CONCURRENT'S VIDEO-ON-DEMAND BUSINESS.

     Concurrent sells its video-on-demand products to the MSOs that have upgraded their networks to support interactive, digital services. However, recently, the cable industry has received negative publicity regarding the MSOs lack of sufficient free cash flow to fund capital expenditures and debt service requirements after years of significant capital spending to upgrade their cable plants to digital, two-way interactive capability. As a result, certain MSOs have communicated their intent to reduce capital spending over the next 12 to 18 months to accelerate the point at which they will generate free cash flow and improve their financial stability. This may adversely impact the speed at which these MSOs deploy video-on-demand in their cable markets. Another factor contributing to the uncertainty in the cable industry was the bankruptcy filing by Adelphia Communications Corp. and the delisting of their stock by the Nasdaq National Market. Although Adelphia was not a customer of Concurrent, its bankruptcy has reverberated throughout the industry. Further, AT&T Cable and Comcast have announced a definitive agreement for Comcast to acquire AT&T Cable. This acquisition may impact the speed of any roll-out of video-on-demand by AT&T Cable and Comcast as the two companies contend with the integration of their respective corporations.

THE SUCCESS OF CONCURRENT'S VIDEO-ON-DEMAND BUSINESS IS DEPENDENT UPON THE EMERGING DIGITAL VIDEO MARKET, WHICH MAY NOT GAIN BROAD MARKET ACCEPTANCE. ANY FAILURE BY THE MARKET TO ACCEPT DIGITAL VIDEO TECHNOLOGY WILL HAVE A MATERIAL ADVERSE EFFECT ON CONCURRENT'S BUSINESS.

     Video-on-demand is an emerging technology, and Concurrent cannot assure you that it will attract widespread demand or market acceptance. Further, the potential size of the video-on-demand market and the timing of its development are uncertain. Concurrent's success in the video-on-demand market will depend upon the commercialization and broad acceptance of video-on-demand by residential cable subscribers and other industry participants, including cable system operators, content providers, set-top box manufacturers, and educational institutions.

     Cable television operators historically have relied on traditional analog technology for video management, storage and distribution. Interactive technology installation, which is necessary to provide video-on-demand, requires a significant initial investment of capital. The future growth of Concurrent's video-on-demand business will depend on the pace of the installation of interactive digital cable and digital set-top boxes, the rate at which television operators deploy digital infrastructure and the rate at which digital video technology expands to additional market segments.

THE SUCCESS OF CONCURRENT'S VIDEO-ON-DEMAND BUSINESS IS DEPENDENT ON THE AVAILABILITY OF, AND THE DISTRIBUTION WINDOWS FOR, MOVIES, PROGRAMS AND OTHER CONTENT. IF SUFFICIENT VIDEO-ON-DEMAND CONTENT IS NOT AVAILABLE ON A TIMELY BASIS, ITS VIDEO-ON-DEMAND BUSINESS WILL BE ADVERSELY AFFECTED.

     The success of video-on-demand will largely be dependent on the availability of a wide variety and substantial number of movies, subscription based content from providers such as HBO, Showtime, and Starz-Encore, specialty programs and other material, which Concurrent refers to as content, in digital format. Concurrent does not provide digital video-on-demand content. Therefore, the future success of Concurrent's video-on-demand business is dependent in part on content providers, such as traditional media and entertainment companies, providing significant content for video-on-demand. Further, Concurrent is dependent in part on other third parties to convert existing analog content into digital content so that it may be delivered via video-on-demand.

     In addition, Concurrent believes that the ultimate success of video-on-demand will depend in part on the timing of the video-on-demand distribution window. The distribution window is the time period during which different mediums, such as home movie rental businesses, receive and have exclusive rights to motion picture releases. Currently, video rental businesses have an advantage of receiving motion picture releases on an exclusive basis before most other forms of non-theatrical movie distribution, such as pay-per-view, premium television, video-on-demand, basic cable and network syndicated television. The length of the exclusive distribution window for movie rental businesses varies, typically ranging from 30 to 90 days for domestic video stores. Thereafter, movies are made sequentially available to various television distribution channels. Concurrent believes the success of video-on-demand will depend in part on movies being available for video-on-demand distribution either simultaneously with, or shortly after, they are available for video rental distribution. The order, length and exclusivity of each window for each distribution channel is determined solely by the studio releasing the movie. Given the size of the home video rental industry, the studios have a significant interest in maintaining that market. Concurrent cannot assure you that favorable changes, if any, will be made relating to the length and exclusivity of the video rental and television distribution windows.

     A number of the major studios have entered into agreements with certain cable operators and content aggregators to provide digital movies for distribution through video-on-demand. However, not all of the major studios have reached agreements regarding the content for video-on-demand. If studios fail to reach agreements regarding content or cancel existing agreements, Concurrent's customers could delay or cancel video-on-demand system orders, which would adversely affect its video-on-demand business.

CONCURRENT CANNOT ASSURE YOU THAT ITS PRODUCTS AND SERVICES WILL KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS AND EMERGING INDUSTRY STANDARDS, ADDRESS THE CHANGING NEEDS OF ITS CUSTOMERS OR ACHIEVE MARKET ACCEPTANCE, ANY OF WHICH COULD MATERIALLY ADVERSELY AFFECT ITS BUSINESS.

     The markets for Concurrent's products are characterized by rapidly changing technology, evolving industry standards and new product introductions and enhancements. There can be no assurance that Concurrent will be successful in enhancing its real-time or video-on-demand products or developing, manufacturing and marketing new products that satisfy customer needs or achieve market acceptance. In addition, services, products or technologies developed by others may render one or more of Concurrent's products or technologies uncompetitive, unmarketable or obsolete. Future technological advances in the real-time, television and video industries may result in the availability of new products and services that could compete with its solutions or reduce the cost of existing products or services. Concurrent's future success will depend on its ability to continue to enhance its existing products, including development of new applications for its technology, and to develop and introduce new products to meet and adapt to changing customer requirements and emerging technologies. Further, announcements of currently planned or other new product offerings by Concurrent's competitors may cause customers to defer purchase decisions or to fail to purchase its existing solutions. Concurrent's failure to respond to rapidly changing technologies could adversely affect its business, financial condition and results of operations.


CONCURRENT IS SUBJECT TO GOVERNMENTAL REGULATION, AS IS THE TELEVISION INDUSTRY. ANY FINDING THAT IT HAS BEEN OR IS IN NONCOMPLIANCE WITH SUCH LAWS COULD RESULT IN, AMONG OTHER THINGS, GOVERNMENTAL PENALTIES. FURTHER, CHANGES IN EXISTING LAWS OR NEW LAWS MAY ADVERSELY AFFECT ITS BUSINESS.

     Concurrent is subject to various international, U.S. federal, state and local laws affecting its video-on-demand and real-time businesses. The television industry is subject to extensive regulation in the United States and other countries. Concurrent's video-on-demand business is dependent upon the continued growth of the digital television industry in the United States and internationally. Television operators are subject to extensive government regulation by the Federal Communications Commission and other federal and state regulatory agencies. These regulations could have the effect of limiting capital expenditures by television operators and thus could have a material adverse effect on its business, financial condition and results of operations. The enactment by federal, state or international governments of new laws or regulations could adversely affect its cable operator customers, and thereby materially adversely affect its business, financial condition and results of operations.

CONCURRENT MAY BE SUBJECT TO LIABILITY IF PRIVATE INFORMATION SUPPLIED TO ITS CUSTOMERS, INCLUDING CABLE OPERATORS, IS MISUSED.

     Concurrent's video-on-demand systems allow cable operators to collect and store video preferences and other data that many viewers may consider confidential. Unauthorized access or use of this information could result in liability to Concurrent's customers, and potentially Concurrent, and might deter potential video-on-demand viewers. Concurrent has no control over the policy of its customers with respect to the access to this data and the release of this data to third parties.

OTHER  RISKS

CONCURRENT HAS IMPLEMENTED CERTAIN ANTI-TAKEOVER PROVISIONS THAT COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE IT.

     Provisions of Delaware law and Concurrent's restated certificate of incorporation, amended and restated bylaws, and rights plan could make it more difficult for a third party to acquire it, even if doing so would be beneficial to its stockholders.

     Concurrent is subject to certain Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent a Delaware corporation from engaging in a business combination involving a merger or sale of more than 10% of its assets with any stockholder, including affiliates and associates of the stockholder, who owns 15% or more of the outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of the corporation's stock except under limited circumstances.

     There are provisions in Concurrent's restated certificate of incorporation and Concurrent's amended and restated bylaws that also may delay, deter or impede hostile takeovers or changes of control.

     In addition, Concurrent has a rights plan, also known as a poison pill. The rights plan has the potential effect of significantly diluting the ownership interest in Concurrent of any person that acquires beneficial ownership of 15% or more of Concurrent's common stock or commences a tender offer that would result in a person or group owning 15% or more of Concurrent's common stock.

IN THE FUTURE, CONCURRENT MAY NEED TO RAISE ADDITIONAL CAPITAL. THIS CAPITAL MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL. IF CONCURRENT CANNOT RAISE FUNDS ON ACCEPTABLE TERMS, IF AND WHEN NEEDED, IT MAY NOT BE ABLE TO DEVELOP OR ENHANCE ITS PRODUCTS AND SERVICES, TAKE ADVANTAGE OF FUTURE OPPORTUNITIES, GROW ITS BUSINESS OR RESPOND TO COMPETITIVE PRESSURES OR UNANTICIPATED REQUIREMENTS.

     Concurrent believes that its existing cash balances, available credit facility and funds generated by operations will be sufficient to meet its anticipated working capital and capital expenditure requirements for the next twelve months. After that, Concurrent may need to raise additional funds. Concurrent cannot be certain that it will be able to obtain additional financing on favorable terms, if at all.

TERRORIST ATTACKS AND THE POSSIBILITY OF WIDER ARMED CONFLICT MAY HAVE AN ADVERSE EFFECT ON CONCURRENT'S BUSINESS AND OPERATING RESULTS.

     Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, could have a material adverse effect on Concurrent's business and operating results. There can be no assurance that there will not be further terrorist attacks against the United States or its interests. Future terrorist attacks could result in political and social turmoil that could put further pressure on economic conditions in the United States and worldwide. These political, social and economic conditions could make it difficult for Concurrent, its vendors and its customers to accurately forecast and plan future business activities and could have a material adverse effect on its business and results of operations. Finally, further terrorist acts could cause the United States to enter into a wider armed conflict which could further impact Concurrent's business and results of operations.

CONCURRENT'S STOCK PRICE HAS BEEN VOLATILE IN THE PAST AND MAY BE VOLATILE IN THE FUTURE.

     Concurrent's common stock is traded on the Nasdaq National Market. For the fiscal year ended June 30, 2002, the high and low prices reported on the Nasdaq National Market were $17.68 and $4.25, respectively. Further, as of September 17, 2002, the price as reported on the Nasdaq National Market was $2.94. The market price of Concurrent's common stock may fluctuate significantly in the future in response to various factors, some of which are beyond Concurrent's control, including the following and the other risks discussed under the heading "Risk Factors:"

     -    variations  in  its  quarterly  operating  results;
     - changes in securities analysts' estimates of its financial performance;
     -    the  development  of  the  video-on-demand  market  in  general;
     -    changes  in  market  valuations  of  similar  companies;
     - announcement by Concurrent or its competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
     - loss of a major customer or failure to complete significant transactions; and
     -    additions  or  departures  of  key  personnel.

     In addition, in recent years the stock market in general, and the Nasdaq National Market and the market for technology companies in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations have been unrelated or disproportionate to the operating performance of these companies. These market and industry factors may materially and adversely affect Concurrent's stock price, regardless of its operating performance.

     In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies' common stock. Concurrent may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could materially and adversely affect Concurrent's business, financial condition and results of operations.

ITEM  2.  PROPERTIES

     Concurrent's principal facilities as of June 30, 2002, are listed below. All of the principal facilities are leased. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

                                                                EXPIRATION      APPROX.
LOCATION                             PRINCIPAL USE            DATE OF LEASE   FLOOR AREA
--------------------------  --------------------------------  --------------  -----------
                                                                              (SQ. FEET)
4375 River Green Parkway    Corporate Headquarters,           August 2006          33,000
Suite 100                   Administration, Research &
Duluth, Georgia             Development, Sales and Marketing

2800 Gateway Drive          Manufacturing and Service         December 2004        30,000
Pompano Beach, Florida

2881 Gateway Drive          Administrative and Sales and      December 2004        30,000
Pompano Beach, Florida      Marketing

3535 Route 66               Repair and Service Depot          May 2009             17,000
Bldg. 3
Neptune, NJ

Concurrent House            Sales, Service and Research &     February 2003        13,000
Railway Terrace             Development
Slough, Berkshire, England

100 Highpoint Drive         Research & Development            December  2006       16,500
Chalfont, PA

     Except for the Chalfont, Pennsylvania facility, which is used exclusively for the Xstreme division, and the Administrative and Sales and Marketing offices at 2881 Gateway Drive, which is used exclusively for the Real-Time division, Concurrent's facilities are used for both divisions. In addition to the facilities listed above, Concurrent also leases space in various domestic and international industrial centers for use as sales and service offices and warehousing.


ITEM  3.  LEGAL  PROCEEDINGS

     From time to time, Concurrent may be involved in litigation relating to claims arising out of its ordinary course of business. Concurrent is not presently involved in any material litigation, but has the following matters pending:

     -    SeaChange  International, Inc.  v. Putterman, et al, Arkansas Court of
          ---------------------------------------------------
          Appeals, Case No. CA 01-1126. The suit was filed on June 14, 1999 alleging that Concurrent defamed SeaChange International, Inc. ("SeaChange"). On June 14, 2000, Concurrent counterclaimed against SeaChange alleging that SeaChange defamed Concurrent. On January 4, 2001, the court granted Concurrent's motion to dismiss all claims against it. SeaChange subsequently appealed and said appeal is currently pending.

     -    Eason  v.  Concurrent  Computer  Corp,  et  al., Superior Court of New
          ----------------------------------------------
          Jersey, Case Mon-L-3284-94. This suit arose out of personal injury claim filed in 1994 alleging that plaintiff was injured when a lamp post in Concurrent's parking lot fell. The case against Concurrent was dismissed in 1995, but in 2000 the plaintiff amended the cause of action and refiled against Concurrent alleging spoliation of evidence. The plaintiff obtained a default judgment for $119,800 in December 2001 which was vacated in August 2002. Plaintiff subsequently refiled and Concurrent is seeking to have the case dismissed.

     Concurrent is involved in various other legal proceedings. Management of Concurrent believes that any liability to Concurrent which may arise as a result of these proceedings, including the proceedings specifically discussed above, will not have a material adverse effect on Concurrent's financial condition.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

         Not  applicable.


ITEM X.  OFFICERS  OF  THE  REGISTRANT

     Officers of Concurrent are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal. Set forth below are the names, positions, and ages of Concurrent's executive officers as of September 17, 2002:

NAME                  POSITION                                                          AGE
--------------------  ----------------------------------------------------------------  ---

Jack A. Bryant        President, Chief Executive Officer, and Director                   44
Stephen K. Necessary  President, Xstreme Division                                        46
Paul C. Meyer         President, Real-Time Division                                      55
Steven R. Norton      Executive Vice President, Chief Financial Officer and Secretary    41
Robert E. Chism       Vice President, Development and Chief Technical Officer, Xstreme   49
                      Division
Robert T. Menzel      Vice President, Sales & Marketing, Real-Time Division              49
David Nicholas        Vice President, Worldwide Sales, Xstreme Division                  48
Kirk L. Somers        General Counsel                                                    37

     Jack A. Bryant, President, Chief Executive Officer, and Director. Mr. Bryant has served as the President and Chief Executive Officer since October 2000. Mr. Bryant served as President of the Xstreme division from July 2000 to October 2000. Mr. Bryant was named a Director in January 2001. Since May 2002, Mr. Bryant has also served as a director for Thirdspace Living Ltd. Prior to joining Concurrent, he held a number of positions at Arris Corporation (f.k.a. Antec Corporation), a communications technology company that specializes in hybrid-fiber-coax-based networks, from 1991 to June 2000. The positions included, from March 1998 to June 2000, President of the Network Technologies Group, from January 1996 to March 1998, President of the Digital Systems Division, and from January 1995 to January 1996, Vice President of Marketing. Before joining Antec, Mr. Bryant held various product marketing and sales positions at General Instrument and Scientific-Atlanta.

     Steve Necessary, President, Xstreme Division. Mr. Necessary has served as President of the Xstreme division since June 2002. From January 2000 to June 2002, Mr. Necessary was the President, CEO, and a Director of PowerTV, Inc, a software subsidiary of Scientific-Atlanta. From April 1998 to January 2000, Mr. Necessary served as the corporate Vice President and Vice President of marketing at Scientific-Atlanta. From June 1982 to February 1991 and then from October 1995 to April 1998, he also held a number of other positions with Scientific-Atlanta, including Vice President and General Manager of analog video systems. Mr. Necessary also spent several years at Arris Corporation (f.k.a. Antec Corporation), where his final position was president of the products group. Earlier in his career, he was a team manager for Procter & Gamble.

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

     Steven R. Norton, Executive Vice President, Chief Financial Officer and Secretary. Mr. Norton has served as the Executive Vice President and Chief Financial Officer since October 1999. From March 1996 to April 1999, Mr. Norton was Vice President of Finance and Administration for LHS Group, Inc., a formerly publicly held provider of services to communications services providers and Chief Financial Officer for one of its subsidiaries, LHS Communications Systems, Inc. Prior to his employment with LHS, he was an Audit Senior Manager for Ernst &Young and KPMG LLP.

     Robert E. Chism, Vice President, Development and Chief Technology Officer, Xstreme Division. Mr. Chism has served as Vice President, Development of the Xstreme division since April 1999 and was named Chief Technology Officer in February 2002. From June 1996 to April 1999, he served as the Vice President, Development. From October 1994 through June 1996, he served as Vice President, Technical and Production Operations of Harris Computer Systems Corporation. In June 1993, he joined the Harris Computer Systems Division of Harris Corporation as Director, Simulation Business Area. Before joining the Harris Computer Systems Division, he held diverse engineering, program management and marketing assignments in computer and related industries with General Electric Company, a diversified industrial corporation, and from May 1978 to June 1993 he was Subsection Manager of Satellite Command and Data Handling.

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

     David M. Nicholas, Vice President, Worldwide Sales, Xstreme Division. Mr. Nicholas has served as Vice President, Sales, of the Xstreme division since March 1999 and was named Vice President, Worldwide Sales in July 2001. From September 1995 to February 1999, he served as Executive Vice President of Pioneer New Media Technologies, Inc., a provider of audio video products. From August 1993 to August 1995, he served as Vice President and General Manager of Texscan Network Systems, a privately held provider of advertising insertion solutions. Prior to that time, he served in various positions at Pioneer Communications of America, Panasonic Industrial, and Magnavox.

     Kirk L. Somers, General Counsel. Mr. Somers has served as General Counsel since November 2001. Immediately prior to joining Concurrent, from December 1998 to November 2001, Mr. Somers was the Assistant General Counsel for divine, inc. (f.k.a. eshare communication, Inc.) where he was responsible for corporate-wide development and enforcement of the company's intellectual property portfolio as well as commercial contracts and other corporate matters. From December 1995 to December 1998, Mr. Somers was a partner in the law firm of Marshall & Melhorn in Toledo, Ohio practicing in the area of litigation. Prior to that, Mr. Somers spent four years as an attorney for the U.S.A.F., specializing in litigation.

                                    PART II

ITEM 5.  MARKET  FOR  REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is currently traded under the symbol "CCUR" on The Nasdaq National Market. The following table sets forth the high and low sale information for the Common Stock for the periods indicated, as reported by The Nasdaq National Market.


       FISCAL YEAR 2002
       QUARTER ENDED:              HIGH           LOW
                                  ------         ------

       September 30, 2001         $12.70         $ 5.76
       December 31, 2001          $16.99         $ 7.25
       March 31, 2002             $17.68         $ 7.11
       June 30, 2002              $ 9.23         $ 4.25

       FISCAL YEAR 2001
       QUARTER ENDED:              HIGH           LOW
                                  ------         ------

       September 30, 2000         $21.75         $10.19
       December 31, 2000          $20.38         $ 3.88
       March 31, 2001             $ 8.38         $ 3.88
       June 30, 2001              $ 9.13         $ 4.77


     As of September 17, 2002, there were 61,861,543 shares of Common Stock outstanding, held of record by approximately 1,379 stockholders with a closing price on the Nasdaq National Market of $2.94.

     Concurrent has never declared or paid any cash dividends on its capital stock. Concurrent's present policy is to retain all available funds and any future earnings to finance the operation and expansion of its business, and no change in the policy is currently anticipated. In addition, the terms of Concurrent's credit facility prohibits the payment of cash dividends.

     On July 19, 2001, Concurrent closed the sale of 5,400,000 shares of Common Stock to private investors at a price of $4.80 per share. Net proceeds to Concurrent, after fees and expenses, were approximately $24 million. Raymond James & Associates, Inc. acted as placement agent in the sale. The sale was a privately negotiated sale to selected institutional investors and other accredited investors. The shares were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. Concurrent intends to use the proceeds for working capital, sales and marketing activities, product development and support, potential acquisitions and investments, capital expenditures and general corporate purposes. On May 17, 2001, Concurrent filed a Form S-3 registration statement registering the resale of the shares (No. 333-61172), which was declared effective on July 19, 2001.

      Concurrent sold 291,461 shares of common stock to Thirdspace pursuant to a Share Purchase and Warrant Issuance Agreement, whereby Concurrent invested $7 million in C ordinary shares of Thirdspace through a $4 million cash payment and the issuance of the 291,461 shares of common stock which were valued at approximately $3 million. The shares were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. On June 7, 2002, Concurrent filed a Form S-3 registration statement registering the resale of the shares (File No. 333-90056) that was declared effective on June 20, 2002 by the Securities and Exchange Commission. Concurrent also entered into a Strategic Alliance Agreement under which it agreed to jointly develop and market an integrated end-to-end solution to enable broadband telecommunications carriers to provide broadcast television, interactive television, and video-on-demand services to subscribers on digital subscriber line transportation networks. In exchange for its investment, Concurrent also received a warrant for 400,000 series C shares of Thirdspace. The warrant is exercisable beginning December 19, 2002. Concurrent also loaned Thirdspace $6 million in two installments on March 19 and September 3, 2002, in exchange for a long-term convertible note receivable, bearing interest at 8% annually, with interest payments first due December 31, 2002, and semi-annually, thereafter. Concurrent has a security interest in all of the assets of Thirdspace, which is subject to a prior lien on Thirdspace's intellectual property securing an obligation of $5 million. Other than the prior lien on Thirdspace's intellectual property, Concurrent's security interest ranks ratably with those of other secured creditors.

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

                         SELECTED CONSOLIDATED FINANCIAL DATA
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     YEAR ENDED JUNE 30,
                              --------------------------------------------------------
INCOME STATEMENT DATA             2002        2001        2000         1999     1998
----------------------------  ------------  --------  -------------  --------  -------
Net sales                     $     89,369  $72,821   $  68,090      $69,963   $82,215
Gross margin                        44,566   33,020      31,743       35,337    40,390
Operating income (loss)              3,679   (5,591)    (23,987)(1)   (1,289)    3,311
Net income (loss)                    4,383   (6,189)    (23,715)(1)   (1,665)    3,414
Net income (loss) per share
   Basic                      $       0.07  $ (0.11)  $   (0.46)(1)  $ (0.03)  $  0.07
   Diluted                    $       0.07  $ (0.11)  $   (0.46)(1)  $ (0.03)  $  0.07

                                                     AT JUNE 30,
                              --------------------------------------------------------
BALANCE SHEET DATA                2002       2001          2000        1999      1998
----------------------------  ------------  --------  -------------  --------  -------

Cash and cash equivalents     $     30,519  $ 9,460   $     10,082   $ 6,872   $ 5,733
Working capital                     43,545   14,824         15,383    14,694    13,652
Total assets                        98,688   57,052         57,078    40,569    46,235
Stockholders' equity                69,224   33,283         38,271    26,011    25,510
Book value per share          $       1.12  $  0.60   $       0.71   $  0.54   $  0.54

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

OVERVIEW

     Concurrent operates its business as two distinct divisions, the Xstreme division and the Real-Time division. Concurrent created the Xstreme division to capitalize on the increasing opportunities in the emerging digital television services market and focus on the development and sale of digital VOD systems to cable providers that are upgrading their networks to support digital services. Although almost all of Concurrent's revenues prior to fiscal 2000 were derived from its Real-Time division, Concurrent expects in the near term that a majority of its growth will come from its Xstreme division. VOD revenues result from the sale of VOD systems and related services primarily to cable television providers in North America, and to a lesser extent, to DSL service providers and cable service providers, internationally.

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

     In 1996, Concurrent acquired the real-time computer division of Harris Computer Systems Corporation, creating one of the largest real-time computer systems companies in the country. Over the past several years, the real-time computer processing industry has seen a significant shift in demand from high-priced, proprietary real-time systems to lower-priced, open server systems. High performance processing in the past required a large, expensive computer system with significant proprietary and customized software. Today, these requirements are often met by much smaller and less expensive computers with off-the-shelf computer hardware and software. As a result, Concurrent's revenues from both real-time products and services have been declining. Real-Time revenues consist of real-time computer system sales to prime contractors, domestic and foreign government agencies, commercial corporations, and fees for maintenance and other services provided to Concurrent's real-time customers.

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

   Valuation  and  Accrual  of  Non-Cash  Warrants

     Concurrent entered into a three-year definitive purchase agreement with Comcast Cable in March of 2001, providing for the sale of VOD equipment. As part of that agreement, Concurrent agreed to issue three types of warrants (See Note 18 to the consolidated financial statements).

     Concurrent recognized the value of the Initial Warrant as a reduction of revenue in the quarter ended March 31, 2001. Concurrent recognizes the value of Performance Warrants and Cliff Warrants as an adjustment to revenue over the term of the agreement as Comcast purchases additional VOD servers from Concurrent and makes the service available to its customers.

     The value of the warrants is determined using the Black-Scholes valuation model. The weighted assumptions used for the quarter ended June 30, 2002 were: expected dividend yield - 0%; risk free interest rate - 3.7%; expected life - 4 years; expected volatility - 117%. Concurrent adjusts the value of the earned but unissued warrants on a quarterly basis using the valuation option-pricing model until the warrants are actually issued. The value of the new warrants earned and any adjustments in value for warrants previously earned is determined using the Black-Scholes valuation model and recognized as part of revenue on a quarterly basis. To the extent the above assumptions change on a periodic basis, or the number of subscribers capable of receiving VOD increases or decreases, revenue and gross margins may be positively or negatively impacted.

     In accordance with a five-year definitive agreement with Scientific Atlanta, Inc. ("SAI") executed in August of 1998, Concurrent agreed to issue warrants to SAI upon achievement of pre-determined revenue targets. The value of these warrants cannot exceed 5% of applicable revenue and the number of shares related to the warrant are determined using the Black-Scholes valuation model and cannot exceed 888,888 shares for every $30 million of revenue from the sale of VOD servers using the SAI platform. The value of these warrants cannot impact gross margin by more than $1.5 million per $30 million of applicable revenue.

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

   Impairment  of  Goodwill

     At June 30, 2002, Concurrent had $10.7 million of goodwill. In assessing the recoverability of Concurrent's goodwill, Concurrent must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If the estimates or their related assumptions change in the future, Concurrent may be required to record impairment charges for these assets not previously recorded. In connection with the adoption of SFAS 142, Concurrent was required to perform an impairment assessment within six months of its July 1, 2001 adoption. Concurrent completed this transitional impairment test during its quarter ended September 30, 2001 and deemed that no impairment loss was necessary. Any subsequent impairment losses, if any, will be reflected in operating income in the income statement.

   Valuation  of  Deferred  Tax  Assets

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At June 30, 2002 and June 30, 2001, substantially all of the deferred tax assets have been fully reserved due to the tax operating losses for the past several years and the inability to assess as more likely than not the likelihood of generating sufficient future taxable income to realize such benefits.

   Investment  In  and  Receivable  from  Minority  Owned  Company

     At June 30, 2002, Concurrent had a $7 million minority interest in Thirdspace, as well as a $3 million long-term note receivable due from Thirdspace. The fair value of the long-term investment in and note receivable from Thirdspace is dependent on the performance of Thirdspace, as well as the volatility inherent in the external markets for Thirdspace. In assessing potential impairment for this investment and note receivable, Concurrent will consider these factors as well as forecasted financial performance of Thirdspace. If actual results do not meet previous forecasts, if substantial changes in forecasts occur, or if the market in which Thirdspace competes deteriorates significantly, Concurrent may have to record impairment charges.

SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  NET  SALES

     The following table sets forth selected operating data as a percentage of total revenue for certain items in Concurrent's consolidated statements of operations for the periods indicated.

                                                    YEAR ENDED JUNE 30,
                                                  -----------------------
                                                   2002    2001    2000
                                                  ------  ------  -------
Revenues:
  Product sales
    Real-time systems                              24.2%   35.3%    39.8%
    Video-on-demand systems                        53.7    32.7     17.6
                                                  ------  ------  -------
      Total product sales                          77.9    68.0     57.4
  Service and other                                22.1    32.0     42.6
                                                  ------  ------  -------
      Total                                       100.0   100.0    100.0

Cost of sales (% of respective sales category)
  Product sales
    Real-time systems                              39.7    54.8     45.5
    Video-on-demand systems                        51.4    55.0     65.0
                                                  ------  ------  -------
      Total product sales                          47.7    54.9     51.5
  Service and other                                58.5    54.2     56.0
                                                  ------  ------  -------
      Total                                        50.1    54.7     53.4
                                                  ------  ------  -------

Gross margin                                       49.9    45.3     46.6

Operating expenses:
  Sales and marketing                              19.0    22.1     29.8
  Research and development                         17.1    15.9     14.4
  General and administrative                        9.7    15.0     13.6
  Cost of purchased in-process research and
    development                                       -       -     20.6
  Relocation and restructuring                        -       -      3.5
                                                  ------  ------  -------
      Total operating expenses                     45.8    53.0     81.8
                                                  ------  ------  -------

Operating income (loss)                             4.1    (7.7)   (35.2)

Interest expense                                   (0.1)   (0.3)    (0.2)
Interest income                                     1.0     0.4      0.5
Other non-recurring items                             -       -      1.1
Other income (expense) - net                       (0.1)   (0.1)    (0.1)
                                                  ------  ------  -------

Income (loss) before provision for income taxes     4.9    (7.7)   (33.9)

Provision for income taxes                            -     0.8      0.9
                                                  ------  ------  -------

Net income (loss)                                   4.9%  (8.5)%  (34.8)%
                                                  ======  ======  =======

RESULTS  OF  OPERATIONS

     FISCAL  YEAR  2002  IN  COMPARISON  TO  FISCAL  YEAR  2001

     Product Sales. Total product sales for fiscal year 2002 were $69.6 million, an increase of $20.0 million or 40.4% from fiscal year 2001. The increase is the result of the $24.2 million increase in sales of VOD systems to $48.0 million in fiscal year 2002 from $23.8 million in fiscal year 2001. The increase in VOD product sales is primarily due to the increase in VOD server purchases from AOL Time Warner and Cox Communications, which accounted for approximately 57.1% and 24.0%, respectively, of VOD system revenue during the fiscal year ended June 30, 2002. These increased server purchases are directly related to the increase in the number of cable markets where VOD is being deployed, combined with increased digital penetration in markets where VOD was previously deployed. Partially offsetting the increase in VOD product sales is the continued decline in sales of real-time computer systems. Sales of real-time products decreased 16.1% to $21.6 million in fiscal year 2002 from $25.7 million in fiscal year 2001, primarily due to the non-recurring revenue recognized in fiscal 2001 from a contract with Hamilton-Sunstrand, a United Technology Company, for testing of aircraft power subsystems, which included production and development systems and engineering and training services.

     Service and Other Sales. Service and other sales decreased 14.9% to $19.8 million in fiscal year 2002 from $23.3 million in fiscal year 2001. The decline results primarily from customers switching from proprietary real-time systems to Concurrent's open systems which are less expensive to maintain, and from the cancellation of other proprietary computer maintenance contracts as the machines are removed from service.

     Gross Margin. The gross margin increased by $11.6 million to $44.6 million in fiscal year 2002 from $33.0 million in fiscal year 2001. The gross margin as a percentage of sales increased to 49.9% in fiscal year 2002 from 45.3% in fiscal year 2001. VOD product gross margins increased to 48.6% for fiscal year 2002 from 45.0% for fiscal year 2001 due to (1) a cost reduction in the MediaHawk 3000 video server, (2) an increase in sales volume and certain fixed customer service and support costs being spread over higher sales, and (3) a more favorable product mix resulting from sales of more fully configured video servers with higher video stream capacity. The gross margin on sales of real-time products increased to 60.3% of sales in fiscal year 2002 from 45.2% in fiscal year 2001 primarily as a result of the reduction in large-scale integration projects with lower gross margins and an increase in demand for the higher margin PowerMAXION hardware and software products. The gross margin on service and other sales declined to 41.5% for fiscal year 2002 from 45.8% for fiscal year 2001 because, as service revenues continue to decline, service expenses have been reduced on a less than pro-rata basis to ensure quality service and to fulfill contractual agreements.

     Sales and Marketing. Sales and marketing expenses decreased as a percentage of sales to 19.0% for fiscal year 2002 from 22.1% for fiscal year 2001. These expenses increased 5.4% to $17.0 million in fiscal year 2002 from $16.1 million in fiscal year 2001, primarily due to a $0.9 million increase in domestic VOD sales and marketing personnel costs, as well as a $0.2 million increase in VOD sales and marketing department travel expenses. This increase was partially offset by a $0.4 million decrease in domestic real-time sales commissions that were generated by sales to a single real-time customer in fiscal year 2001.

     Research and Development. Research and development expenses increased as a percentage of sales to 17.1% in fiscal year 2002 from 15.9% in fiscal year 2001. These expenses increased 32.1% to $15.3 million in fiscal year 2002 from $11.6 million in fiscal year 2001 due to personnel additions in both the real-time and VOD research and development departments. The Real-Time division's research and development expense increased $1.9 million, primarily due to additional resources required for development of the new Linux based real-time operating system. The Xstreme division also added new development staff in fiscal year 2002 to focus on TV Guide integrations, targeted and interactive advertising integration, development of Concurrent's personal video channel (pVC(TM)) technology, and next generation server and server architectures. The additional VOD research and development personnel resulted in a $1.6 million increase in VOD research and development expenses in fiscal 2002 compared to the prior year.

     General and Administrative. General and administrative expenses decreased as a percentage of sales to 9.6% in fiscal 2002 from 15.0% in fiscal 2001. These expenses decreased to $8.6 million in fiscal year 2002 from $10.9 million in fiscal year 2001, primarily due to a non-recurring $1.2 million severance charge recorded in fiscal year 2001. In addition, after the July 1, 2001 implementation of SFAS 142, goodwill relating to the acquisition of Vivid Technology, Inc. is no longer amortized. Discontinuation of this goodwill amortization expense decreased VOD general and administrative expense by $1.3 million for fiscal year 2002 compared to the prior year. Furthermore, accounting related costs decreased $0.2 million due to consolidation of accounting departments that existed in both Duluth, GA and Ft. Lauderdale, FL during part of fiscal year 2001. These decreases were partially offset by a $0.4 million increase in insurance expense and $0.2 million increase in bad debt expense for fiscal year 2002 compared to fiscal year 2001.

     Interest income. Interest income increased $0.5 million to $0.8 million in fiscal 2002 from $0.3 million in fiscal 2001 primarily due to the earnings from investing the net proceeds from the private placement of 5.4 million shares of common stock that was completed in July 2001.

     Income Taxes. No income tax provision was recorded in fiscal year 2002 on pretax income of $4.4 million due to the utilization of previously unrecognized tax net operating loss carryovers.

     Net Income (Loss). The net income for fiscal year 2002 was $4.4 million or $0.07 per basic and diluted share compared to a net loss of $6.2 million or $0.11 per basic and diluted share in fiscal year 2001.

     FISCAL YEAR 2001 IN COMPARISON TO FISCAL YEAR 2000

     Product Sales. Total product sales for fiscal year 2001 were $49.6 million, an increase of $10.5 million or 26.8% from fiscal year 2000. The increase is the result of the $11.8 million increase in sales of VOD systems to $23.8 million in fiscal year 2001 from $12.0 million in fiscal year 2000. The increase in VOD product sales is primarily due to the increase in VOD server purchases from two domestic cable operators, which respectively accounted for approximately 42.6% and 27.2% of VOD system revenue during the fiscal year ended June 30, 2001. Partially offsetting this increase is the continued decline in sales of real-time computer systems. Sales of real-time products decreased 5.1% to $25.7 million in fiscal year 2001 from $27.1 million in fiscal year 2000 due to the continued decline in sales volume.

     Service and Other Sales. Service revenues decreased 19.8% to $23.3 million in fiscal year 2001 from $29.0 million in fiscal year 2000. The decline resulted from customers switching from proprietary real-time systems to Concurrent's open systems which are less expensive to maintain, and due to the cancellation of other proprietary computer maintenance contracts as the machines are removed from service.

     Gross Margin. Gross margin increased 4.0% to $33.0 million in fiscal year 2001 from $31.7 million in fiscal year 2000. The gross margin as a percentage of sales decreased to 45.3% in fiscal year 2001 from 46.6% in fiscal year 2000 due primarily to the lower real-time product margins in fiscal year 2001. Real-time product margins decreased to 45.2% in fiscal year 2001 from 54.5% in fiscal year 2000 because of lower margins from a large real-time customer contract which required integration of third-party equipment and service and support resources at lower gross margins, and due to the competitive bid to secure the contract from the customer. Partially offsetting lower real-time margins, VOD product margins increased to 45.0% in fiscal year 2001 from 35.0% in fiscal year 2000 due to certain fixed customer service and support costs being spread over higher revenues.

     Sales and Marketing. Sales and marketing expenses decreased as a percentage of sales to 22.1% in fiscal year 2001 from 29.8% in fiscal year 2000. These expenses decreased 20.7% to $16.1 million in fiscal year 2001 from $20.3 million in fiscal year 2000. The decrease is primarily the result of deliberate, worldwide cost reduction efforts in the Real-Time division of $3.9 million.

     Research and Development. Research and development expenses increased as a percentage of sales to 15.9% in fiscal year 2001 from 14.4% in fiscal year 2000. These expenses increased 18.5% to $11.6 million in fiscal year 2001 from $9.8 million in fiscal year 2000. This increase is primarily due to a $2.2 million increase in VOD research and development personnel costs related to VOD server hardware and software development. This increase is offset by $0.7 million of deliberate, worldwide cost reduction efforts in the Real-Time division.

     General and Administrative. General and administrative expenses increased as a percentage of sales to 15.0% in fiscal year 2001 from 13.6% in fiscal year 2000. These expenses increased 17.7% to $10.9 million in fiscal year 2001 from $9.3 million in fiscal year 2000 primarily due to a $1.2 million severance charge, $0.7 million of additional costs from the growth of Xstreme division management and other corporate executive and administrative personnel, $0.4 million increase in goodwill amortization and $0.3 million of additional bad debt expense. This increase is offset by $1.1 million of deliberate, worldwide cost reduction efforts in the Real-Time division.

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

ACQUISITION  OF  VIVID  TECHNOLOGY,  INC.

     On October 28, 1999, Concurrent acquired Vivid Technology, a former competitor in the VOD industry. Vivid Technology's interactive stand-alone video-on-demand system ("Vivid VOD system") was specifically being designed to integrate with the most popular digital set-top boxes manufactured by Motorola. The Vivid VOD system was also expected to be compatible with the digital set-top boxes manufactured by other leading cable operators such as Philips, Panasonic and Sony. The Vivid VOD system was based on a cluster of Microsoft Windows NT computers with proprietary hardware and software added to provide high video streaming capacity and fault tolerance. The Vivid VOD system was also being designed to eventually provide VOD service including pause, rewind, and fast forward VCR-like functions. The Vivid VOD system would also provide necessary back-office support software for video content management, video selection graphical user interface, subscriber management, purchase management, billing interfaces, content provider account settlement and consumer marketing feedback. In addition, the Vivid VOD system was being designed to support other interactive applications such as on-line banking, home shopping, merchandising and on-demand/addressable advertising.

     The in-process research and development acquired was estimated to be 80% complete at the date of acquisition and was estimated to cost an additional
$650,000 to complete the VOD system technology project in December of 2000. A variety of tasks were yet to be completed which would be required in order for the Vivid Technology VOD system to be deployed on a commercial basis:

  - The Content Manager, which is used to load movies from content providers, did not have the functionality necessary to create a royalty payment affidavit which is required for the cable operators to pay the required royalties to the content providers. Also, the Content Manager, which has been implemented, using a SQL database, needed to be ported to other relational databases such as Oracle to support high end database applications.

  - The Resource Manager had been alpha tested; however, an advanced beta test had not been completed which would validate its ability to scale up to the required number of subscribers or connections in an actual commercial deployment.

  - The Subscriber Manager, which had been implemented using a SQL database, needed to be ported to other relational databases such as Oracle to support high end data base applications.

  - The Set Top VOD Application needed to be tested under advanced beta test conditions to ensure that the back channel key stroke system performance can fulfill operational requirements.

  - The Hub Server, or video pump, needed to be tested under full load in an operational environment to ensure stability over an extended period of time. The random conditions resulting from the in home use of tens of thousands of subscribers can only be simulated in an advanced beta test which had yet to be performed.

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

     The projected revenues used in the income approach were based upon the incremental revenues likely to be generated upon completion of the project and the beginning of commercial sales of the Vivid VOD system, as estimated by management to begin in the quarter ended December 31, 2000. The projections assumed that the Vivid VOD system would be successful and the products' development and commercialization were as set forth by management. The discount rate used in this analysis was an after-tax rate of 28%.

     Subsequent to the acquisition date, Concurrent decided to merge the Vivid VOD system and the Concurrent VOD system into one standard VOD platform. Concurrent began shipping the new hardware platform at the end of the quarter ended September 30, 2000. Initially, the new hardware platform had two software alternatives, one which is compatible with digital set-top boxes manufactured by Motorola, using core software technology developed by and purchased from Vivid, and one which is compatible with digital set-top boxes manufactured by Scientific-Atlanta, Inc.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Concurrent's liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Concurrent's future liquidity will be affected by, among other things:

  - The actual versus anticipated decline in sales of real-time proprietary systems and service maintenance revenue;
  -  Revenues  from  open  real-time  systems;
  - Revenue growth from VOD systems and the pace at which MSOs implement VOD technology;
  - Ongoing cost control actions and expenses, including for example, research and development and capital expenditures;
  -  The  margins  on  the  VOD  and  real-time  businesses;
  -  The  ability  to  raise  additional  capital,  if  necessary;
  - Timing of product shipments which occur primarily during the last month of the quarter;
  - The percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles and which receivables are not included in the borrowing base of the revolving credit facility; and
  - The number of countries in which Concurrent operates, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases.

     Concurrent provided cash of $5.8 million from operating activities in fiscal year 2002 compared to using cash of $0.2 million in fiscal year 2001, primarily due to the smaller operating loss generated by the VOD business during fiscal year 2002. Concurrent has available a $5 million revolving credit facility with Wachovia Bank which expires December 31, 2002. Borrowings under the facility are limited to 85% of eligible accounts receivable and bear interest at between prime plus .75% or between LIBOR plus 2.25% and LIBOR plus 3.00% depending on Concurrent's ratio of Consolidated Funded Debt (as defined in the credit facility) to EBITDA. Concurrent has pledged substantially all of its assets as collateral for the facility. No borrowings were outstanding under the credit facility at June 30, 2002. The credit facility contains financial covenants which limit the ratio of total liabilities to tangible net worth, the ratio of funded debt to EBITDA, and which require Concurrent to achieve on a quarterly basis minimum EBITDA in each of Concurrent's operating divisions. Concurrent was in compliance with these covenants as of June 30, 2002.
Concurrent intends to investigate the extension of its line of credit prior to its expiration.

     Concurrent invested $4.5 million in property, plant and equipment during fiscal year 2002 compared to $3.8 million during fiscal year 2001. Current year capital expenditures relate primarily to product development, testing and demonstration equipment for Concurrent's Xstreme division, and for real-time and VOD manufacturing equipment in Fort Lauderdale, FL. In March 2002, Concurrent made a $4.0 million cash investment for a minority interest in Thirdspace Living Limited and loaned Thirdspace $3.0 million in exchange for a long-term note receivable. Thirdspace is based in London, England and is a closely-held, software and services business offering interactive and on-demand television solutions for DSL and other broadband networks. Concurrent completed its obligation of providing an additional $3 million loan to Thirdspace in September of 2002. Both notes have a four year term and bear interest at 8% per annum, with interest payments commencing on December 31, 2002, and semi-annually, thereafter. Concurrent also made a cash investment of $0.5 million for a minority interest in Everstream, Inc., which specializes in broadband advertising systems, software, infrastructure, and related integration services.

     Concurrent received $24.0 million in net proceeds from a private placement of 5.4 million shares of common stock on July 19, 2001, such shares having subsequently been registered with the Securities and Exchange Commission in a filing on Form S-3.

     Concurrent also received $3.5 million and $3.9 million from the issuance of common stock to employees and directors who exercised stock options during fiscal years 2002 and 2001, respectively.

     At June 30, 2002, Concurrent had working capital of $43.5 million and had no material commitments for capital expenditures. Management of Concurrent believes that the existing cash balances including the proceeds from the private placement, available credit facility and funds generated by operations will be sufficient to meet the anticipated working capital and capital expenditure requirements for the next 12 months.

NEW  ACCOUNTING  STANDARDS  NOT  YET  ADOPTED

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. Concurrent will adopt SFAS 143 for our fiscal year beginning July 1, 2002. Management believes the adoption of the provisions of this statement will not have a material impact on Concurrent's consolidated financial statements.

      In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which superseded the accounting and reporting provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Concurrent will adopt SFAS 144 for our fiscal year beginning July 1, 2002. Management believes the adoption of the provisions of this statement will not have a material impact on Concurrent's consolidated financial statements. Through the end of fiscal 2002, Concurrent evaluated long-lived assets for impairment in accordance with SFAS 121.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes the adoption of the provisions of this statement will not have a material effect on Concurrent's consolidated financial statements.

CONTRACTUAL  OBLIGATIONS  AND  COMMERCIAL  COMMITMENTS

     Concurrent's only significant contractual obligations and commitments relate to certain operating leases for sales, service and manufacturing facilities in the United States, Europe and Asia.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements made or incorporated by reference in this Report on Form 10-K may constitute "forward-looking statements" within the meaning of the federal securities laws. When used or incorporated by reference in this prospectus, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect Concurrent's financial condition or results of operations include, without limitation:

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

     Other  important  risk  factors  are  discussed  under  the  heading  "Risk
Factors".

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

                                                                            PAGE
                                                                            ----

Independent  Auditors'  Report                                               49

Consolidated Balance Sheets as of June 30, 2002 and 2001                     50

Consolidated Statements of Operations for each of the three years            51
in the period ended June 30, 2002

Consolidated Statements of Stockholders' Equity and Comprehensive Income     52
(Loss) for each of the three years in the period ended June 30, 2002

Consolidated Statements of Cash Flows for each of the three years            53
in the period ended June 30, 2002

Notes to Consolidated Financial Statements                                   54


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not  applicable.

                                    PART III


ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on October 25, 2002 ("Registrant's 2002 Proxy Statement").

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Registrant's 2002 Proxy Statement.

ITEM  11.  EXECUTIVE  COMPENSATION

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Executive Compensation" in the Registrant's 2002 Proxy Statement.


ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Common Stock Ownership of Management and Certain Beneficial Owners" in Registrant's 2002 Proxy Statement.

     The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

     The following table gives information about Concurrent's common stock that may be issued upon the exercise of options under all of Concurrent's existing equity compensation plans as of June 30, 2002, including Concurrent's 1991 Restated Stock Option Plan, 2001 Stock Option Plan, 1999 Vivid Stock Option Plan and 2001 Rifenburgh Stock Option Plan.

                                    EQUITY COMPENSATION PLAN INFORMATION


                                NUMBER OF SECURITIES TO BE    WEIGHTED-AVERAGE       NUMBER OF SECURITIES
                                 ISSUED UPON EXERCISE OF      EXERCISE PRICE OF     REMAINING AVAILABLE FOR
                                   OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,    FUTURE ISSUANCE UNDER
PLAN CATEGORY                      WARRANTS AND RIGHTS       WARRANTS AND RIGHTS   EQUITY COMPENSATION PLANS
-------------                   --------------------------  ---------------------  -------------------------
Equity compensation plans
approved by security holders

     1991 Restated Stock
     Option Plan                                 4,479,978  $                7.60                        -0-

     2001 Stock Option
     Plan                                        1,081,000  $                6.49                  1,919,000
                                --------------------------  ---------------------  -------------------------
                                                 5,560,978  $                7.38                  1,919,000

Equity compensation plans not
approved by security holders
     1999 Vivid Stock
     Option Plan (1)                               232,166  $                0.37                        -0-

     2001 Rifenburgh
     Stock Option Plan (2)                          10,000  $               11.05                        -0-
                                --------------------------  ---------------------  -------------------------
                                                   242,166  $                0.81                        -0-
                                --------------------------  ---------------------  -------------------------

            Total                                5,803,144  $                7.11                  1,919,000
                                ==========================  =====================  =========================


     (1) Relates to options issued in 1999 associated with the acquisition of Vivid Technology. See Note 3 of our Notes to Consolidated Financial Statements which discusses Concurrent's acquisition of Vivid Technology.
     (2) Relates to 10,000 options issued to Richard Rifenburgh, a former director, in connection with his retirement from the Board of Directors. The option vested immediately and has a ten year term.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Certain Relationships and Related Transactions" in Registrant's 2002 Proxy Statement.


                                    PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

(a)  (1)  Financial  Statements  Filed  As  Part  Of  This  Report:

          Independent  Auditors'  Report

          Consolidated  Balance  Sheets  as  of  June  30,  2002  and  2001

          Consolidated Statements of Operations for each of the three years in the period ended June 30, 2002

          Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for each of the three years in the period ended June 30, 2002

          Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2002

          Notes  to  Consolidated  Financial  Statements

     (2)  Financial  Statement  Schedules

          Schedule  II  Valuation  and  Qualifying  Accounts

     All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable, material or required.

     (3)  Exhibits


EXHIBIT       DESCRIPTION OF DOCUMENT

3.1     --    Restated Certificate of Incorporation of the Registrant.  (Incorporated by reference to the
              Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2     --    Amended and Restated Bylaws of the Registrant. (Incorporated by reference to the Registrant's
              Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 1996).

3.3*    --    Certificate of Correction to Restated Certificate of Incorporation of the Registrant

3.4     --    Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock.
              (Incorporated by reference to the Form 8-A/A, dated August 9, 2002)

3.5     --    Amendment to Amended Certificate of Designations of Series A Participating Cumulative
              Preferred Stock (Incorporated by reference to the Form 8-A/A, dated August 9, 2002)

4.1     --    Form of Common Stock Certificate. (Incorporated by reference to the Registrant's Annual
              Report on Form 10-K for the fiscal year ended June 30, 1992).

4.2     --    Form of Rights Certificate (Incorporated by reference to the Registrant's Current Report on
              Form 8-K/A filed on August 12, 2002)


4.3     --    Amended and Restated Rights Agreement dated as of August 7, 2002 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to the Registrant's Current Report on Form 8-K/A filed on August 12, 2002)

4.4*    --    Warrant to purchase 50,000 shares of common stock of the Registrant dated March 29, 2001 issued to Comcast Concurrent Holdings, Inc.

4.5*    --    Warrant to purchase 4,431 shares of common stock of the Registrant dated October 9, 2001 issued to Comcast Concurrent Holdings, Inc.

4.6*    --    Warrant to purchase 261,164 shares of common stock of the Registrant dated April 1, 2002 issued to Scientific-Atlanta, Inc.

4.7*    --    Warrant to purchase 52,511 shares of common stock of the Registrant dated January 15, 2002 issued to Comcast Concurrent Holdings, Inc.

4.8*    --    Warrant to purchase 1,502 shares of common stock of the Registrant dated August 10, 2002 issued to Comcast Concurrent Holdings, Inc.

10.1    --    1991 Restated Stock Option Plan (as amended as of October 26, 2000). (Incorporated by reference Exhibit A to the Registrant's Proxy Statement dated September 18, 2000).

10.2*   --    Richard Rifenburgh Non-Qualified Stock Option Plan and Agreement (Incorporated by
              reference to the Registrant's Registration Statement on Form S-8 (No. 333-82686).

10.3    --    Concurrent Computer Corporation 2001 Stock Option Plan (Incorporated by reference to
              Annex II to the Registrant's Proxy Statement dated September 19, 2001).

10.4    --    Form of Incentive Stock Option Agreement between the Registrant and its executive officers.
              (Incorporated by reference to the Registrant's Registration Statement on Form S-1. (No. 33-45871)).

10.5    --    Form of Non-Qualified Stock Option Agreement between the Registrant and its executive officers. (Incorporated by reference to the Registrant's Annual Report on Form 10-K for  the
               fiscal year ended June 30, 1997).

10.6    --    Form of Employment Agreement between the Registrant and its executive officers.
              (Incorporated by reference to of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991).

10.7    --    Amended and Restated Employment Agreement dated as of  November 15, 1999 between the
              Registrant and Steve G. Nussrallah. (Incorporated by reference to the Registrant's Quarterly
              Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

10.8    --    Employment Agreement dated as of October 28, 1999 between the Registrant and Steven R.
              Norton. (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the
              fiscal quarter ended December 31, 1999).

10.9    --    Employment Agreement dated as of July 10, 2000 between the Registrant and Jack A. Bryant.
              (Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2000).

10.10   --    Employment Agreement dated as of December 13, 2000 between the Registrant and Paul C.
              Meyer (Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the
              fiscal year ended June 30, 2001).


10.11*  --    Employment Agreement dated as of November 26, 2001 between the Registrant and Kirk
              Somers.

10.12*  --    Employment Agreement dated as of June 17, 2002 between the Registrant and Steve
              Necessary.

10.13*  --    Employment Agreement dated as of June 27, 1996 between the Registrant and Robert T.
              Menzel.

10.14*  --    Employment Agreement dated as of March 1, 1999 between the Registrant and David
              Nicholas.

10.15   --    Loan and Security Agreement between Concurrent Computer Corporation and Wachovia
              Bank, N.A., dated November 3, 2000. (Incorporated by reference to the Registrant's Quarterly
              Report on Form 10-Q for the fiscal quarter ended September 30, 2000).

10.16   --    Amendment No. 1 to Loan and Security Agreement between Concurrent Computer
              Corporation and Wachovia Bank, N.A., dated March 28, 2001 (Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001).

10.17   --    Amendment No. 2 to Loan and Security Agreement between Concurrent Computer
              Corporation and Wachovia Bank, N.A., dated September 14, 2001 (Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001).

10.18   --    Video-On-Demand Purchase Agreement, dated March 29, 2001, by and between Concurrent
              Computer Corporation and Comcast Cable Communications of Pennsylvania, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
              March 31, 2001).

10.19   --    Registration Rights Agreement, dated March 29, 2001, between the Registrant and Comcast
              Concurrent Holdings, Inc. (Incorporated by reference to the Registrant's Registration
              Statement on Form S-3 (No. 333-72012).

10.20*  --    Letter Amendment, dated October 22, 2001, to Registration Rights Agreement between the
              Registrant and Comcast Concurrent Holdings, Inc. dated March 29, 2001.

10.21   --    Registration Rights Agreement, dated March 19, 2002 between Concurrent Computer
              Corporation and Thirdspace Living Limited (Incorporated by Reference to the Registrant's
              Current Report on Form 8-K filed on March 20, 2002).

10.22   --    Share Purchase and Warrant Agreement, dated March 19, 2002 between Concurrent Computer
              Corporation and Thirdspace Living Limited (Incorporated by Reference to the Registrant's
              Current Report on Form 8-K filed on March 20, 2002).

10.23   --    Strategic Alliance Agreement, dated March 19, 2002 between Concurrent Computer
              Corporation and Thirdspace Living Limited (Incorporated by Reference to the Registrant's
              Current Report on Form 8-K filed on March 20, 2002).

21.1*   --    List of Subsidiaries.

23.1*   --    Consent of Deloitte & Touche LLP.

99.1*   --    Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


99.2*   --    Certification of Chief Financial Officer, pursuant to 18 U.S.C .Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Included herewith.

(b)  Reports  On  Form  8-K.

     The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

     (1) Current Report on Form 8-K filed on April 25, 2002 relating to (i) the condensed consolidated balance sheets as of March 31, 2002 (unaudited) and June 30, 2001, (ii) the unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2002 and the three and nine months ended March 31, 2001 and (iii) the unaudited segment data for the three and nine months ended March 31, 2002 and the three and nine months ended March 31, 2001.

     (2) Current Report on Form 8-K filed on June 7, 2002 relating to adoption of the Financial Accounting Standards Board Statement No. 142 ("FAS
142) at the beginning of Concurrent's fiscal 2002.

     (3) Current Report on Form 8-K filed on June 21, 2002 relating to Steve Necessary joining the Company as the president of the Xstreme division.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
Concurrent Computer Corporation:


     We have audited the accompanying consolidated balance sheets of Concurrent Computer Corporation and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the consolidated financial statement schedule for each of the three years in the period ended June 30, 2002 listed in the Index at Item 14(a)(2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Concurrent Computer Corporation and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule for each of the three years in the period ended June 30, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                            /s/ Deloitte & Touche LLP


Atlanta,  Georgia
August 2, 2002

                                CONCURRENT COMPUTER CORPORATION
                                  CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                                            JUNE 30,
                                                                                      ---------------------
                                                                                        2002        2001
                                                                                      ---------  ----------
                                            ASSETS
Current assets:
  Cash and cash equivalents                                                          $ 30,519   $   9,460
  Accounts receivable, less allowance for doubtful accounts
    of $965 at June 30, 2002 and $860 at June 30, 2001                                 23,894      14,348
  Inventories                                                                           6,822       7,187
  Deferred tax asset                                                                      870           -
  Prepaid expenses and other current assets                                             1,009       1,058
                                                                                     ---------  ----------
    Total current assets                                                               63,114      32,053

Property, plant and equipment - net                                                    10,696      10,484
Purchased developed computer software - net                                             1,393       1,583
Goodwill                                                                               10,744      10,744
Investment in minority owned companies                                                  7,814           -
Note receivable from minority owned company                                             3,000           -
Deferred tax asset                                                                      1,087       1,324
Other long-term assets - net                                                              840         864
                                                                                     ---------  ----------
Total assets                                                                         $ 98,688   $  57,052
                                                                                     =========  ==========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                              $ 15,514   $  13,929
  Deferred revenue                                                                      4,055       3,300
                                                                                     ---------  ----------
    Total current liabilities                                                          19,569      17,229

Long-term liabilities:
  Deferred revenue                                                                      1,677       1,193
  Deferred tax liability                                                                1,634         663
  Other                                                                                 6,584       4,684
                                                                                     ---------  ----------
    Total liabilities                                                                  29,464      23,769

  Stockholders' equity:
  Shares of series preferred stock, par value $.01; 25,000,000 authorized; none issued      -           -
  Shares of class A preferred stock, par value $100; 20,000 authorized; none issued         -           -
  Shares of Series A participating cumulative preferred stock, par value $.01;              -           -
    300,000 authorized; none issued
  Shares of common stock, par value $.01; 100,000,000 authorized; 61,856,993 and          618         551
    55,061,838  issued at June 30, 2002 and 2001, respectively
  Capital in excess of par value                                                      172,929     140,352
  Accumulated deficit                                                                 (98,377)   (102,760)
  Treasury stock, at cost; 840 shares                                                     (58)        (58)
  Accumulated other comprehensive loss                                                 (5,888)     (4,802)
                                                                                     ---------  ----------
    Total stockholders' equity                                                         69,224      33,283
                                                                                     ---------  ----------

Total liabilities and stockholders' equity                                           $ 98,688   $  57,052
                                                                                     =========  ==========

     The accompanying notes are an integral part of the consolidated financial statements.

                        CONCURRENT COMPUTER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      YEAR ENDED JUNE 30,
                                                  -----------------------------
                                                    2002      2001      2000
                                                  --------  --------  ---------
Revenues:
  Product sales
    Real-time systems                             $21,601   $25,740   $ 27,122
    Video-on-demand systems                        47,961    23,814     11,952
                                                  --------  --------  ---------
      Total product sales                          69,562    49,554     39,074
  Service and other                                19,807    23,267     29,016
                                                  --------  --------  ---------
      Total                                        89,369    72,821     68,090

Cost of sales:
  Product sales
    Real-time systems                               8,586    14,102     12,345
    Video-on-demand systems                        24,629    13,091      7,766
                                                  --------  --------  ---------
      Total product sales                          33,215    27,193     20,111
  Service and other                                11,588    12,608     16,236
                                                  --------  --------  ---------
      Total                                        44,803    39,801     36,347
                                                  --------  --------  ---------

Gross margin                                       44,566    33,020     31,743

Operating expenses:
  Sales and marketing                              16,984    16,112     20,311
  Research and development                         15,291    11,579      9,775
  General and administrative                        8,612    10,920      9,277
  Cost of purchased in-process research and
    development                                         -         -     14,000
  Relocation and restructuring                          -         -      2,367
                                                  --------  --------  ---------
      Total operating expenses                     40,887    38,611     55,730
                                                  --------  --------  ---------

Operating income (loss)                             3,679    (5,591)   (23,987)

Interest expense                                      (76)     (214)      (127)
Interest income                                       828       302        316
Other non-recurring items                               -         -        761
Other expense - net                                   (48)      (86)       (78)
                                                  --------  --------  ---------

Income (loss) before provision for income taxes     4,383    (5,589)   (23,115)

Provision for income taxes                              -       600        600
                                                  --------  --------  ---------

Net income (loss)                                 $ 4,383   $(6,189)  $(23,715)
                                                  ========  ========  =========

Basic net income (loss) per share                 $  0.07   $ (0.11)  $  (0.46)
                                                  ========  ========  =========

Diluted net income (loss) per share               $  0.07   $ (0.11)  $  (0.46)
                                                  ========  ========  =========

    The accompanying notes are an integral part of the consolidated financial statements.

                                                 CONCURRENT COMPUTER CORPORATION
                                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                                              EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                               (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 2002


                                              COMMON STOCK                               ACCUMULATED
                                           ------------------  CAPITAL IN                   OTHER
                                                        PAR    EXCESS OF   ACCUMULATED  COMPREHENSIVE   TREASURY STOCK
                                                                                                       ---------------
                                             SHARES    VALUE   PAR VALUE   DEFICIT      INCOME (LOSS)   SHARES    COST     TOTAL
                                           ----------  ------  ----------  ----------  --------------  -------  ------  ---------
Balance at June 30, 1999                   48,516,527  $  485  $   98,916  $ (72,856)  $        (476)    (840)  $ (58)  $ 26,011
Sale of common stock under stock plans      3,160,692      31       7,277                                                  7,308
Issuance of common stock related to
  acquisition of Vivid Technology           2,233,699      22      28,879                                                 28,901
Performance warrants                                                  322                                                    322
Comprehensive loss:
  Net loss                                                                   (23,715)                                    (23,715)
  Foreign currency translation adjustment                                                       (556)                       (556)
                                                                                                                         --------
    Total comprehensive loss                                                                                             (24,271)

                                           ----------  ------  ----------  ----------  --------------  -------  ------  ---------
Balance at June 30, 2000                   53,910,918     538     135,394    (96,571)         (1,032)    (840)    (58)    38,271
Sale of common stock under stock plans      1,150,920      13       3,903                                                  3,916
Performance warrants                                                1,055                                                  1,055
Comprehensive loss:
  Net loss                                                                    (6,189)                                     (6,189)
  Foreign currency translation adjustment                                                       (967)                       (967)
  Minimum pension liability adjustment                                                        (2,803)                     (2,803)
                                                                                                                         --------
    Total comprehensive loss                                                                                              (9,959)

                                           ----------  ------  ----------  ----------  --------------  -------  ------  ---------
Balance at June 30, 2001                   55,061,838     551     140,352   (102,760)         (4,802)    (840)    (58)    33,283
Sale of common stock under stock plans      1,103,694      10       3,537                                                  3,547
Issuance of common stock in private
  placement                                 5,400,000      54      23,891                                                 23,945
Issuance of common stock for purchase of
  investment in minority owned company        291,461       3       2,984                                                  2,987
Performance warrants                                                2,165                                                  2,165
Comprehensive income (loss):
  Net income                                                                   4,383                                       4,383
  Foreign currency translation adjustment                                                        513                         513
  Minimum pension liability adjustment                                                        (1,599)                     (1,599)
                                                                                                                         --------
    Total comprehensive income                                                                                             3,297

                                           ----------  ------  ----------  ----------  --------------  -------  ------  ---------
Balance at June 30, 2002                   61,856,993  $  618  $  172,929  $ (98,377)  $      (5,888)    (840)  $ (58)  $ 69,224
                                           ==========  ======  ==========  ==========  ==============  =======  ======  =========

                The accompanying notes are an integral part of the consolidated financial statements.

                             CONCURRENT COMPUTER CORPORATION
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)

                                                                 YEAR ENDED JUNE 30,
                                                           ------------------------------
                                                             2002       2001      2000
                                                           ---------  --------  ---------
Cash flows provided by (used in) operating activities:
  Net income (loss)                                        $  4,383   $(6,189)  $(23,715)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Write-off of in-process research and development              -         -     14,000
    Gain on sale of subsidiary                                    -         -       (761)
    Accrual of non-cash warrants                              2,165     1,055        322
    Depreciation and amortization                             5,008     5,995      6,145
    Provision for inventory reserves                            343     1,712        550
    Stock compensation                                            -         -        368
    Other non-cash expenses                                     519       597        289
    Decrease (increase) in assets, net of effect of
      acquisitions and dispositions:
        Accounts receivable                                 (10,030)   (2,031)     1,574
        Inventories                                            (118)   (3,278)    (1,530)
        Prepaid expenses and other current assets              (821)    1,047     (1,959)
        Other long-term assets                                  133    (1,146)       216
    Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                 1,585       632      4,028
        Short-term deferred revenue                             755       989     (1,170)
        Long-term liabilities                                 1,836       404      1,128
                                                           ---------  --------  ---------
Net cash provided by (used in) operating activities           5,758      (213)      (515)

Cash flows used in investing activities:
  Net additions to property, plant and equipment             (4,522)   (3,761)    (4,361)
  Investment in minority owned companies                     (4,827)        -          -
  Note receivable from minority owned company                (3,000)        -          -
  Net proceeds from sale of subsidiary                            -       276        496
  Proceeds from sale of facility                                  -         -      1,223
  Other                                                           -         -         76
                                                           ---------  --------  ---------
Net cash used in investing activities                       (12,349)   (3,485)    (2,566)

Cash flows provided by financing activities:
  Net repayment of debt                                         (85)      (71)       (33)
  Proceeds from sale and issuance of common stock            27,492     3,916      6,940
                                                           ---------  --------  ---------
Net cash provided by financing activities                    27,407     3,845      6,907

Effect of exchange rates on cash and cash equivalents           243      (769)      (616)
                                                           ---------  --------  ---------

Increase (decrease) in cash and cash equivalents             21,059      (622)     3,210
Cash and cash equivalents - beginning of year                 9,460    10,082      6,872
                                                           ---------  --------  ---------
Cash and cash equivalents - end of year                    $ 30,519   $ 9,460   $ 10,082
                                                           =========  ========  =========
Cash paid during the period for:
  Interest                                                 $     49   $   277   $    242
                                                           =========  ========  =========
  Income taxes (net of refunds)                            $    413   $   621   $    257
                                                           =========  ========  =========

Non-cash investing/financing activities:
  Common stock issued for investment in minority
    owned company                                          $  3,000   $     -   $      -
                                                           =========  ========  =========
  Non-cash consideration for acquisition                   $      -   $     -   $ 28,900
                                                           =========  ========  =========

     The accompanying notes are an integral part of the consolidated financial statements.

                        CONCURRENT COMPUTER CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS


1.   OVERVIEW  OF  THE  BUSINESS

     Concurrent Computer Corporation ("Concurrent") is a leading supplier of high-performance computer systems, software, and services. In August 1999, Concurrent's emerging Video-On-Demand ("VOD") division, Xstreme, opened its own facilities in Duluth, Georgia, separate from its Real-Time division located in Fort Lauderdale, Florida, in order to maximize the focus in each of these businesses.

     Concurrent's Xstreme division is a leading supplier of digital video server systems to a variety of markets including the broadband cable and DSL, education, intranet/distance learning, and other related markets. Based on a scalable, real-time software architecture, Concurrent's VOD hardware and software are integrated to deliver fault-tolerant, deterministic streaming video to a broad spectrum of VOD applications.

     Concurrent's Real-Time division is a leading provider of high-performance, real-time computer systems, solutions, and software for commercial and government markets with a focus on strategic market areas that include hardware-in-the-loop and man-in-the-loop simulation, data acquisition, industrial systems, and software and embedded applications.

     A "real-time" system or software is one specially designed to acquire, process, store, and display large amounts of rapidly changing information in real-time - that is, with millisecond or microsecond response as changes occur. Concurrent has over 35 years of experience in real-time systems, including specific expertise in systems, applications software, productivity tools, and networking. Its systems and software support real-time applications in the hardware in-the-loop simulations, man in-the-loop simulations, data acquisition, and industrial control systems markets.

     Concurrent provides sales and support from offices and subsidiaries throughout North America, Europe, Asia, and Australia.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

   Principles  of  Consolidation

     The consolidated financial statements include the accounts of Concurrent and all wholly-owned domestic and foreign subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

   Foreign  Currency

     The functional currency of all of Concurrent's foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates of exchange prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity until the entity is sold or substantially liquidated. Gains or losses resulting from foreign currency transactions are included in the results of operations, except for those relating to intercompany transactions of a long-term investment nature which are accumulated in a separate component of stockholders' equity.

     Gains (losses) on foreign currency transactions of ($104,000), $1,000 and ($3,000) for the years ended June 30, 2002, 2001 and 2000, respectively, are included in other income (expense) - net.

   Cash  Equivalents

     Short-term investments with maturities of ninety days or less at the date of purchase are considered cash equivalents. Cash equivalents are stated at cost

                        CONCURRENT COMPUTER CORPORATION
plus accrued interest, which approximates market, and represent cash invested in U.S. Government securities, bank certificates of deposit, or commercial paper.

   Inventories

     Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. Concurrent establishes excess and obsolete inventory reserves based upon historical and anticipated usage.

   Property,  Plant  and  Equipment

     Property, plant and equipment are stated at acquired cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of assets ranging from one to ten years. Leasehold improvements are amortized over the shorter of the useful lives of the improvements or the terms of the related lease. Gains and losses resulting from the disposition of property, plant and equipment are included in other income (expense) - net. Expenditures for repairs and maintenance are charged to operations as incurred and expenditures for major renewals and betterments are capitalized.

   Goodwill

     In  June  2001,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets"("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives is no longer amortized but is subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. SFAS 142 was effective for fiscal years beginning after December 15, 2001. All goodwill and other intangible assets are in the Xstreme division. As permitted, Concurrent early-adopted SFAS 142 as of July 1, 2001, the beginning of its fiscal year.

     In connection with the adoption of SFAS 142, Concurrent performed an impairment assessment and deemed that no impairment loss was necessary. Any subsequent impairment losses, if any, will be reflected in operating income in the income statement.

     Also in accordance with SFAS 142, Concurrent discontinued the amortization of goodwill effective July 1, 2001 (see Note 11 to the consolidated financial statements).

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

     In certain instances, Concurrent's customers require significant customization of both the software and hardware products and, therefore, the revenues are recognized as long term contracts in conformity with Accounting Research Bulletin ("ARB") No. 45, "Long Term Construction Type Contracts", SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and SOP 97-2, "Software Revenue Recognition". For long-term contracts, revenue is recognized using the percentage-of-completion method of accounting based on costs incurred on the project compared to the total costs expected to be incurred through completion.

     Concurrent recognizes revenue from customer service plans ratably over the term of each plan, typically one year.

                        CONCURRENT COMPUTER CORPORATION

     Custom engineering and integration services performed by the Real-Time division are typically completed within 90 days from receipt of an order. Revenues from these services are recognized upon completion and delivery of such services to the customer.

   Capitalized  Software

     Concurrent accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, the costs associated with software development are required to be capitalized after technological feasibility has been established. Concurrent ceases capitalization upon the achievement of customer availability. Costs incurred by Concurrent between technological feasibility and the point at which the products are ready for market are insignificant and as a result Concurrent has no internal software development costs capitalized at June 30, 2002 and 2001.

     Concurrent has not incurred costs related to the development of internal use software.

   Research  and  Development

     Research  and  development  expenditures  are  expensed  as  incurred.

   Basic  and  Diluted  Net  Income  (Loss)  per  Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Common share equivalents of 3,930,000 and 4,548,000 for the years ended June 30, 2001 and 2000, respectively, were excluded from the calculation as their effect was antidilutive. The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share for the periods indicated:

                        CONCURRENT COMPUTER CORPORATION

                                                                             YEAR ENDED JUNE 30,
                                                                   ---------------------------------------
                                                                      2002          2001          2000
                                                                   -----------  ------------  ------------
                                                                    (DOLLARS AND SHARE DATA IN THOUSANDS,
                                                                          EXCEPT PER SHARE AMOUNTS)

Basic EPS calculation:
     Net income (loss)                                             $     4,383  $    (6,189)  $   (23,715)

     Weighted average number of shares outstanding                      60,997       54,683        51,959
                                                                   -----------  ------------  ------------

Basic EPS                                                          $      0.07  $     (0.11)  $     (0.46)
                                                                   ===========  ============  ============

Diluted EPS calculation:
     Net income (loss)                                             $     4,383  $    (6,189)  $   (23,715)

     Weighted average number of shares outstanding                      60,997       54,683        51,959
     Incremental shares from assumed conversion of stock options         3,091            -             -
                                                                   -----------  ------------  ------------
                                                                        64,088       54,683        51,959
                                                                   -----------  ------------  ------------

Diluted EPS                                                        $      0.07  $     (0.11)  $     (0.46)
                                                                   ===========  ============  ============


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

   Stock-Based  Compensation

     Concurrent accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25"), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB Opinion 25 and provide pro forma net income (loss) and pro forma income (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. Concurrent has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of SFAS 123.

   Segment Information

     Concurrent reports its operating results separately for both its Xstreme division and its Real-Time division.

   Comprehensive  Income  (Loss)

     Concurrent  reports  comprehensive  income (loss) in addition to net income
(loss) from operations as required by SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). Comprehensive income (loss) is defined as a change in equity during the financial reporting period of a business enterprise resulting from non-owner sources.

                        CONCURRENT COMPUTER CORPORATION

Accumulated other comprehensive income (loss) consists of the following components:

                                      FOREIGN                    ACCUMULATED
                                     CURRENCY       MINIMUM         OTHER
                                    TRANSLATION     PENSION     COMPREHENSIVE
                                    ADJUSTMENTS    LIABILITY    INCOME (LOSS)
                                   -------------  -----------  ---------------
Balance at June 30, 1999           $       (476)  $        -   $         (476)
Other comprehensive loss                   (556)           -             (556)
                                   -------------  -----------  ---------------
Balance at June 30, 2000                 (1,032)           -           (1,032)
Other comprehensive loss                   (967)      (2,803)          (3,770)
                                   -------------  -----------  ---------------
Balance at June 30, 2001                 (1,999)      (2,803)          (4,802)
Other comprehensive income (loss)           513       (1,599)          (1,086)
                                   -------------  -----------  ---------------
Balance at June 30, 2002           $     (1,486)  $   (4,402)  $       (5,888)
                                   =============  ===========  ===============

   Use  of  Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                                                   ALLOCATION     LIFE
                                                  -------------  ------
                                                  (Dollars in
                                                  Thousands)
Working capital                                   $    72        N/A
Fixed assets                                          257        N/A
Other long-term assets                                 13        N/A
Developed completed computer software technology    1,900        10 yrs
Other                                                 400         3 yrs
Goodwill                                           12,808        N/A
In-process research and development                14,000        N/A

                        CONCURRENT COMPUTER CORPORATION

Amortization of intangible assets is on a straight-line basis over the assets' estimated useful life. In accordance with SFAS 142, Concurrent discontinued the amortization of goodwill effective July 1, 2001. Vivid's operations are included in the condensed consolidated statements of operations from the date of acquisition.

     At the acquisition date, Vivid had one product under development that had not demonstrated technological or commercial feasibility. This product was the Vivid interactive video-on-demand integrated system. The in-process technology has no alternative use in the event that the proposed product does not prove to be feasible. This development effort falls within the definition of In-Process Research and Development ("IPR&D") contained in SFAS No. 2 and was expensed in the quarter ended December 31, 1999 as a one-time charge.

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

4.   INVESTMENTS  IN  AND  RECEIVABLE  FROM  MINORITY  OWNED  COMPANIES

     In March 2002, Concurrent invested cash of $4 million and issued 291,461 shares of its common stock (valued at $10.29 per share) in exchange for 1,220,601 series C shares of Thirdspace Living Limited ("Thirdspace"), giving Concurrent a 14.4% ownership interest in all shares outstanding as of the investment date. The resale of the 291,461 shares was registered under a resale registration statement filed with the Securities and Exchange Commission and declared effective on June 20, 2002. Thirdspace is a closely held United Kingdom global software services corporation that offers interactive and on-demand television solutions for DSL (digital subscriber line) and other broadband networks. In exchange for its investment, Concurrent also received a warrant for 400,000 series C shares of Thirdspace. The warrant is exercisable beginning December 19, 2002. If the fair market value of the warrant on the date of exercise is less than $5.73 per share, then the exercise price will be the then current fair market value. If the fair market value of the warrant on the date of exercise is equal to or greater than $5.73 per share, then the exercise price will be the greater of $5.73 or 85% of the then current fair market value. Although the fair market value of the Thirdspace series C common stock and the Thirdspace warrant are not readily determinable, management believes that its book value approximates the fair value.

     Concurrent also loaned Thirdspace $3 million in exchange for a long-term convertible note receivable, bearing interest at 8% annually, with interest payments first due December 31, 2002, and semi-annually, thereafter. The note is convertible into series C shares of Thirdspace, at the option of Concurrent, beginning six months after the issuance of the note and ending 48 months after the issuance of the note, and is based on the then fair market value of the common stock. Concurrent is also obligated, as part of the agreement, to lend an additional $3 million on September 3, 2002, under the same terms as the initial $3 million loan. Concurrent has a security interest in all of the assets of Thirdspace, which is subject to a prior lien on Thirdspace's intellectual property securing an obligation of $5,000,000. Other than the prior lien on Thirdspace's intellectual property, Concurrent's security interest ranks ratably with those of other secured creditors.

     Concurrent is accounting for its investment in the common stock and warrant of Thirdspace using the cost method, as Concurrent does not believe it exercises significant influence on Thirdspace. The investment is reviewed for impairment on a quarterly basis. The convertible note is recorded at fair value, in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", with changes in fair value recorded as a component of other comprehensive income.

     In the ordinary course of business, Concurrent purchases equipment from Thirdspace. During fiscal year 2002, Concurrent purchased $90,000 of equipment from Thirdspace.

                        CONCURRENT COMPUTER CORPORATION

     In April 2002, Concurrent invested cash of $500,000 in Everstream Holdings, Inc. ("Everstream") in exchange for 480,770 shares of Series C Preferred stock giving Concurrent a 4.9% ownership interest. Everstream is a privately held company specializing in broadband advertising systems, software, infrastructure and related integration services. Concurrent is accounting for its investment in the Series C Preferred stock of Everstream using the cost method, as Concurrent does not believe it exercises significant influence on Everstream. The investment will be reviewed for impairment on a quarterly basis.

     In the ordinary course of business, Concurrent sells equipment to Everstream and purchases consulting services from Everstream. During fiscal year 2002, Concurrent sold $49,000 of equipment to Everstream and purchased $75,000 of consulting services from Everstream.

5.   PRIVATE  PLACEMENT

     In July 2001, Concurrent issued 5,400,000 shares of Common Stock in a private placement. The net proceeds from the private placement were approximately $24.0 million. The resale of the shares was registered under a resale registration statement filed with the Securities and Exchange Commission and declared effective on July 19, 2001.

6.   RESTRUCTURING  AND  RELOCATION

     In August 1999, Concurrent relocated its Corporate Headquarters and its Xstreme division to Duluth, Georgia. In connection with this move, Concurrent incurred employee relocation costs of $769,000, which is recorded as an operating expense in the consolidated statement of operations for the year ended June 30, 2000. All costs were paid during fiscal 2000.

     In addition to the Xstreme division relocation discussed above, management decided in the first quarter of fiscal year 2000 to "right-size" the Real-Time division to bring its expenses in line with its anticipated revenues. In connection with these events, Concurrent recorded a $1.6 million operating expense in the consolidated statement of operations for the year ended June 30, 2000. This expense represents workforce reductions of approximately 38 employees in all areas of Concurrent. All costs were paid during fiscal 2000.

     In connection with the acquisition of the Harris Computer Systems Corporation ("HCSC") Real-Time division, Concurrent recorded a $23.2 million restructuring provision as of June 30, 1996. Such charge, based on formal approved plans, included the estimated costs related to the rationalization of facilities, workforce reductions, asset writedowns and other costs which represented approximately 44%, 28%, 26%, and 2%, respectively. The rationalization of facilities included the planned disposition of Concurrent's Oceanport, New Jersey facility, as well as the closing or downsizing of certain offices located throughout the world. The workforce reductions included the termination of approximately 200 employees worldwide, encompassing substantially all of Concurrent's employee groups. The asset writedowns were primarily related to the disposition of duplicative machinery and equipment. Cash expenditures related to this restructuring were $117,000 for the year ended June 30, 2000. As of June 30, 2000, all costs had been paid and there were no remaining accrued costs.

     On May 5, 1992, Concurrent had entered into an agreement with the Industrial Development Authority (the "IDA") to maintain a presence in Ireland through April 30, 1998. In connection with the acquisition of the HCSC Real-Time division, Concurrent closed its Ireland operations in December 1996 and was required to repay grants to the IDA of approximately $484,000 (360,000 Irish pounds). During fiscal year 2000, the remaining amount of $90,000 was paid to the IDA.

7.   DISSOLUTION  OF  SUBSIDIARIES

     During the year ended June 30, 2002, Concurrent made the decision to dissolve its Belgium subsidiary, Concurrent Computer Belgium B.V./S.A. ("CCUR Belgium") and its Singapore subsidiary, Concurrent Computer Far East Pte. Ltd.

                        CONCURRENT COMPUTER CORPORATION

("CCUR Singapore"). In connection with the decision to dissolve these subsidiaries, Concurrent recorded a charge of $217,000 for the write off of the cumulative translation adjustment, the termination of an employee and other miscellaneous costs. The charge was recorded as an operating expense in the consolidated statement of operations for the year ended June 30, 2002. The final dissolution of CCUR Belgium and CCUR Singapore is expected in fiscal year 2003. During fiscal year 2002, Concurrent made cash payments of $7,000 and had a remaining accrual of $205,000 at June 30, 2002.

8.   SALE  OF  SUBSIDIARY

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

9.   INVENTORIES

     Inventories  consist  of  the  following:


                                                   JUNE 30,
                                             ----------------------
                                                2002        2001
                                             ----------  ----------
                                             (DOLLARS IN THOUSANDS)
                                             ----------------------

                              Raw Materials     $5,030     $5,709
                              Work-in-process    1,633      1,178
                              Finished Goods       159        300
                                             ----------  ----------
                                                $6,822     $7,187
                                             ==========  ==========

     At June 30, 2002 and 2001, some portion of Concurrent's inventory was in excess of the current requirements based upon the planned level of sales for future years. Accordingly, Concurrent had inventory valuation allowances of $3.3 million and $3.5 million to reduce the value of the inventory to its estimated net realizable value at June 30, 2002 and 2001, respectively.

                        CONCURRENT COMPUTER CORPORATION

10.  PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment consists of the following:

                                                           JUNE 30,
                                                  ---------------------------
                                                      2002          2001
                                                  ------------  -------------
                                                     (DOLLARS IN THOUSANDS)
                                                  ------------  -------------
Leasehold improvements                            $     2,527   $      2,217
Machinery, equipment and customer support spares       33,228         31,170
                                                  ------------  -------------
                                                       35,755         33,387
Less: Accumulated depreciation                        (25,059)       (22,903)
                                                  ------------  -------------
                                                  $    10,696   $     10,484
                                                  ============  =============

     For the years ended June 30, 2002, 2001 and 2000, depreciation and amortization expense for property, plant and equipment amounted to $4,685,000, $4,386,000 and $4,148,000, respectively.

11.  GOODWILL

     In accordance with SFAS 142, Concurrent discontinued the amortization of goodwill effective July 1, 2001. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

                                                       YEAR ENDED JUNE 30,
                                                --------------------------------
                                                   2002       2001       2000
                                                ----------  ---------  ---------
                                                     (DOLLARS IN THOUS ANDS,
                                                    EXCEPT PER SHARE AMOUNTS)
Reported net income (loss)                      $    4,383  $ (6,189)  $(23,715)
  Goodwill amortization                                  -     1,281        854
                                                ----------  ---------  ---------
Adjusted net income (loss)                      $    4,383  $ (4,908)  $(22,861)
                                                ==========  =========  =========

Basic income (loss) per share:
Reported net income (loss)                      $     0.07  $  (0.11)  $  (0.46)
  Goodwill amortization                                  -      0.02       0.02
                                                ----------  ---------  ---------
Adjusted net income (loss)                      $     0.07  $  (0.09)  $  (0.44)
                                                ==========  =========  =========

Diluted income (loss) per share:
Reported net income (loss)                      $     0.07  $  (0.11)  $  (0.46)
  Goodwill amortization                                  -      0.02       0.02
                                                ----------  ---------  ---------
Adjusted net income (loss)                      $     0.07  $  (0.09)  $  (0.44)
                                                ==========  =========  =========


Weighted average shares outstanding - basic         60,997    54,683     51,959
                                                ==========  =========  =========
Weighted average shares outstanding - diluted       64,088    54,683     51,959
                                                ==========  =========  =========

                        CONCURRENT COMPUTER CORPORATION

12.  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     Accounts payable and accrued expenses consist of the following:


                                                JUNE 30,
                                         -----------------------
                                            2002         2001
                                         -----------   ---------
                                         (DOLLARS IN THOUSANDS)
          Accounts payable, trade        $   5,351     $   4,277
          Accrued payroll, vacation and
            other employee expenses          5,872         6,090
          Warranty accrual                   2,272           977
          Other accrued expenses             2,019         2,585
                                         -----------   ---------
                                         $  15,514     $  13,929
                                         ===========   =========


13.  REVOLVING  CREDIT  FACILITY

     Concurrent has a revolving credit facility with a bank that expires on December 31, 2002 and which provides for borrowings of up to $5 million at an interest rate at between prime (4.75% at June 30, 2002) plus 0.75% or LIBOR (1.84% at June 30, 2002) plus 2.25% and LIBOR plus 3.00% depending on Concurrent's ratio of Consolidated Funded Debt (as defined in the credit facility) to EBITDA. Concurrent has pledged substantially all of its assets as collateral for the facility. No borrowings were outstanding at June 30, 2002 under the credit facility. The credit facility contains financial covenants which limit the ratio of total liabilities to tangible net worth and which require Concurrent to achieve on a quarterly basis minimum EBITDA in each of Concurrent's operating divisions. Concurrent was in compliance with these covenants at June 30, 2002. As of June 30, 2002, Concurrent had available borrowings of $5 million under this facility.

14.  INCOME  TAXES

     The domestic and foreign components of income (loss) before provision for income taxes are as follows:

                                        YEAR ENDED JUNE 30,
                              -------------------------------------
                                  2002         2001         2000
                              -----------  ------------  ----------
                                      (DOLLARS IN THOUSANDS)

           United States      $    6,297    $  (5,222)    $(22,952)
           Foreign                (1,914)        (367)        (163)
                              -----------  ------------  ----------
                              $    4,383    $  (5,589)    $(23,115)
                              ===========  ============  ==========

                        CONCURRENT COMPUTER CORPORATION

     The  components  of  the  provision  for  income  taxes  are  as  follows:



                                     YEAR ENDED JUNE 30,
                             --------------------------------
                               2002        2001        2000
                             ---------   ---------   --------
                                   (DOLLARS IN THOUSANDS)

         Current:
           Federal           $     -     $     -    $     -
           Foreign (credit)     (338)        600        201
                             ---------   ---------   --------
             Total              (338)        600        201
                             ---------   ---------   --------
         Deferred:
           Federal                 -           -           -
           Foreign               338           -         399
                             ---------   ---------   ---------
             Total               338           -         399
                             ---------   ---------   ---------

         Total               $     -     $    600   $     600
                             =========   =========  ==========

     A reconciliation of the income tax (benefit) expense computed using the Federal statutory income tax rate to Concurrent's provision for income taxes is as follows:

                                               YEAR ENDED JUNE 30,
                                         -----------------------------
                                           2002      2001      2000
                                         --------  --------  ---------
                                             (DOLLARS IN THOUSANDS)
Income (loss) before provision for
  income taxes                           $ 4,383   $(5,589)  $(23,115)
                                         --------  --------  ---------
Tax (benefit) at Federal statutory rate    1,490    (1,899)    (7,859)
Change in valuation allowance             (3,733)   (2,264)     2,749
Non-deductible in-process research and
  development charge                           -         -      4,760
Other permenant differences, net           2,243     4,763        950
                                         --------  --------  ---------
Provision for income taxes               $     -   $   600   $    600
                                         ========  ========  =========

                        CONCURRENT COMPUTER CORPORATION

     As of June 30, 2002 and 2001, Concurrent's deferred tax assets and liabilities were comprised of the following:

                                                               JUNE 30,
                                                         --------------------
                                                           2002       2001
                                                         ---------  ---------
                                                        (DOLLARS IN THOUSANDS)
Gross deferred tax assets related to:
  U.S. and foreign net operating loss carryforwards      $ 70,621   $ 68,872
  Book and tax basis differences for reporting purposes       158        169
  Other reserves                                            4,580      5,794
  Accrued compensation                                        531        458
  Other                                                     2,171        810
                                                         ---------  ---------
    Total gross deferred tax assets                        78,061     76,103
Valuation allowance                                       (76,104)   (74,779)
                                                         ---------  ---------
    Total deferred tax asset                                1,957      1,324

Gross deferred tax liabilities related to
  property and equipment/other                              1,634        663
                                                         ---------  ---------
    Total gross deferred tax liability                      1,634        663
                                                         ---------  ---------

    Deferred income taxes                                $    323   $    661
                                                         =========  =========


     Any future benefits attributable to the U.S. Federal net operating loss carryforwards which originated prior to Concurrent's quasi-reorganization are accounted for through adjustments to capital in excess of par value. Under
Section 382 of the Internal Revenue Code, future benefits attributable to the net operating loss carryforwards and tax credits which originated prior to Concurrent's quasi-reorganization and those which originated subsequent to
Concurrent's quasi-reorganization through the date of Concurrent's 1993 comprehensive refinancing ("1993 Refinancing") are limited to approximately $0.3 million per year. Concurrent's U.S. Federal tax net operating loss carryforwards begin to expire in 2004. As of June 30, 2002, Concurrent has remaining utilizable U.S. Federal tax net operating loss carryforwards of approximately $173 million for income tax purposes. Approximately $62 million of these net operating loss carryforwards originated prior to Concurrent's 1993 Refinancing and are limited to $300,000 per year.

     The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options increased the federal net operating loss carryforward by approximately $3.3 million for the year ended June 30, 2002. Such benefits will be recorded as an increase to additional paid-in capital when realized.

     Deferred income taxes have not been provided for undistributed earnings of foreign subsidiaries, which originated subsequent to Concurrent's quasi-reorganization, primarily due to Concurrent's required investment in certain subsidiaries.

     Additionally, deferred income taxes have not been provided on undistributed earnings of foreign subsidiaries which originated prior to Concurrent's

                        CONCURRENT COMPUTER CORPORATION
quasi-reorganization. The impact of both the subsequent repatriation of such earnings and the resulting offset, in full, from the utilization of net operating loss carryforwards will be accounted for through adjustments to capital in excess of par value.

     The valuation allowance for deferred tax assets as of June 30, 2002 and 2001 was approximately $76 million and $75 million, respectively. The net change in the total valuation allowance for the year ended June 30, 2002 was an increase of approximately $1.3 million. The net increase in the total valuation allowance for the year ended June 30, 2001 was approximately $2.8 million and the net increase in the total valuation allowance for the year ended June 30, 2000 was approximately $14.6 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As such, the deferred tax assets have been reduced by the valuation allowance since management considers more likely than not that these deferred tax assets will not be realized.

15.  PENSIONS  AND  OTHER  POSTRETIREMENT  BENEFITS

     Concurrent maintains a retirement savings plan (the "Plan") available to U.S. employees which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Concurrent may make a discretionary matching contribution equal to 100% of the first 6% of employees' contributions. For the years ended June 30, 2002, 2001 and 2000, Concurrent matched 100% of the employees' Plan contributions up to 6%.

     Concurrent's matching contributions under the Plan are as follows:

                                    2002       2001       2000
                                   ------     ------     ------
                                       (DOLLARS IN THOUSANDS)

         Matching contribution     $1,243     $1,120     $1,378

     Certain foreign subsidiaries of Concurrent maintain pension plans for their employees which conform to the common practice in their respective countries. The related changes in benefit obligation and plan assets and the amounts recognized in the consolidated balance sheets are presented in the following tables:

                        CONCURRENT COMPUTER CORPORATION

Reconciliation of Funded Status
-------------------------------
                                                                  JUNE 30,
                                                       ----------------------------
                                                            2002           2001
                                                       ---------------  -----------
                                                           (DOLLARS IN THOUSANDS)
Change in benefit obligation:
Benefit obligation at beginning of year                $       15,361   $   15,431
Service cost                                                      276          281
Interest cost                                                     909          837
Plan participants' contributions                                   49           52
Actuarial loss                                                   (486)       1,268
Foreign currency exchange rate change                           1,493       (1,920)
Benefits paid                                                    (615)        (588)
                                                       ---------------  -----------
Benefit obligation at end of year                      $       16,987   $   15,361
                                                       ===============  ===========

Change in plan assets:
Fair value of plan assets at beginning of year         $       12,426   $   15,322
Actual return on plan assets                                   (1,268)        (793)
Employer contributions                                            323          114
Plan participants' contributions                                   49           52
Benefits paid                                                    (586)        (559)
Foreign currency exchange rate change                           1,057       (1,710)
                                                       ---------------  -----------
Fair value of plan assets at end of year               $       12,001   $   12,426
                                                       ===============  ===========

Funded status                                          $       (4,986)  $   (2,935)
Unrecognized actuarial loss (income)                            4,441        2,720
Unrecognized prior service cost                                   199          205
Unrecognized net transition asset                                 (13)         (85)
                                                       ---------------  -----------
Net amount recognized                                  $         (359)  $      (95)
                                                       ===============  ===========

Amounts Recognized in the Consolidated Balance Sheet
----------------------------------------------------

                                                                  JUNE 30,
                                                             2002          2001
                                                       ---------------  -----------
                                                          (DOLLARS IN THOUSANDS)

Accrued pension cost, net                              $       (4,960)  $   (3,106)
Intangible asset                                                  199          208
Accumulated other comprehensive loss                            4,402        2,803
                                                       ---------------  -----------
Net amount recognized                                  $         (359)  $      (95)
                                                       ===============  ===========

                        CONCURRENT COMPUTER CORPORATION

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $17.0 million, $16.3 million and $12.0 million, respectively, as of June 30, 2002, and $15.4 million, $14.9 million and $12.4 million, respectively, as of June 30, 2001.

     Plan assets are comprised primarily of investments in managed funds consisting of common stock, money market and real estate investments.

     The assumptions used to measure the present value of benefit obligations and net periodic benefit cost are shown in the following table:


Significant Assumptions
-----------------------

                                                   JUNE 30,
                                ----------------------------------------------
                                     2002            2001            2000
                                --------------  --------------  --------------
Discount rate                   5.75% to 6.25%  6.00% to 6.25%  6.00% to 6.25%
Expected return on plan assets  5.75% to 6.00%  5.75% to 6.00%           6.00%
Compensation increase rate      3.50% to 4.25%  3.50% to 4.50%  3.50% to 4.50%


Components of Net Periodic Benefit Cost
---------------------------------------

                                                      YEAR ENDED JUNE 30,
                                                    ----------------------
                                                     2002    2001    2000
                                                    ------  ------  ------
                                                    (DOLLARS IN THOUSANDS)
Service cost                                        $ 276   $ 281   $ 313
Interest cost                                         909     837     923
Expected return on plan assets                       (750)   (839)   (918)
Amortization of unrecognized net transition asset     (63)    (63)    (69)
Amortization of unrecognized prior service cost        22      22      24
Recognized actuarial loss                              71     (30)    (27)
                                                    ------  ------  ------
Net periodic benefit cost                           $ 465   $ 208   $ 246
                                                    ======  ======  ======


16.  SEGMENT  INFORMATION

     For the years ended June 30, 2002, 2001 and 2000, Concurrent operated its business in two divisions: Real-Time and Xstreme. Its Real-Time division is a leading provider of high-performance, real-time computer systems, solutions and software for commercial and government markets focusing on strategic market areas that include hardware-in-the-loop and man-in-the-loop simulation, data acquisition, industrial systems, and software and embedded applications. Its Xstreme division is a leading supplier of digital video server systems to a wide range of industries serving a variety of markets, including the broadband cable and DSL, education, intranet/distance learning, and other related markets. Customer service and support revenues derived from VOD sales arrangements are included in Product Sales and are not material. Shared expenses are primarily allocated based on either revenues or headcount. There were no material intersegment sales or transfers. For the year ended June 30, 2002, one customer accounted for approximately 25% of the total Real-Time revenue and two customers accounted for approximately 57% and 24% of the total VOD revenue, respectively. For the year ended June 30, 2001, one customer accounted for approximately 12%

                        CONCURRENT COMPUTER CORPORATION
of the Real-Time revenue and three customers accounted for approximately 38%, 34% and 12% of VOD revenue, respectively. For the year ended June 30, 2000, one customer accounted for approximately 14% of the Real-Time revenue and one customer accounted for approximately 47% of VOD revenue. There were no other customers in fiscal years 2002, 2001 and 2000 that accounted for more than 10% of revenue for either division. The following summarizes the operating income
(loss) by segment for the years ended June 30, 2002, 2001 and 2000, respectively. Corporate costs include costs related to the offices of the Chief Executive Officer, Chief Financial Officer, General Counsel, Investor Relations and other administrative costs including annual audit and tax fees, board of director fees and similar costs.

                        CONCURRENT COMPUTER CORPORATION

                                          YEAR ENDED JUNE 30, 2002
                               ----------------------------------------------
                               REAL-TIME       VOD       CORPORATE    TOTAL
                               ----------  -----------  -----------  --------
                                           (DOLLARS IN THOUSANDS)
Revenues:
  Product sales                $   21,601  $   47,961   $        -   $69,562
  Service and other                19,807           -            -    19,807
                               ----------  -----------  -----------  --------
     Total                         41,408      47,961            -    89,369

Cost of sales:
  Product sales                     8,586      24,629            -    33,215
  Service and other                11,588           -            -    11,588
                               ----------  -----------  -----------  --------
     Total                         20,174      24,629            -    44,803
                               ----------  -----------  -----------  --------

Gross margin                       21,234      23,332            -    44,566

Operating expenses
  Sales and marketing               6,877       9,521          586    16,984
  Research and development          5,409       9,882            -    15,291
  General and administrative        1,500       1,795        5,317     8,612
                               ----------  -----------  -----------  --------
    Total operating expenses       13,786      21,198        5,903    40,887
                               ----------  -----------  -----------  --------

Operating income (loss)        $    7,448  $    2,134   $   (5,903)  $ 3,679
                               ==========  ===========  ===========  ========

                                          YEAR ENDED JUNE 30, 2001
                               ----------------------------------------------
                               REAL-TIME       VOD       CORPORATE    TOTAL
                               ----------  -----------  -----------  --------
                                           (DOLLARS IN THOUSANDS)
Revenues:
  Product sales                $   25,740  $   23,814   $        -   $49,554
  Service and other                23,267           -            -    23,267
                               ----------  -----------  -----------  --------
     Total                         49,007      23,814            -    72,821

Cost of sales:
  Product sales                    14,102      13,091            -    27,193
  Service and other                12,608           -            -    12,608
                               ----------  -----------  -----------  --------
     Total                         26,710      13,091            -    39,801
                               ----------  -----------  -----------  --------

Gross margin                       22,297      10,723            -    33,020

Operating expenses
  Sales and marketing               7,548       8,007          557    16,112
  Research and development          3,493       8,086            -    11,579
  General and administrative        1,748       2,635        6,537    10,920
                               ----------  -----------  -----------  --------
    Total operating expenses       12,789      18,728        7,094    38,611
                               ----------  -----------  -----------  --------

Operating income (loss)        $    9,508  $   (8,005)  $   (7,094)  $(5,591)
                               ==========  ===========  ===========  ========

                        CONCURRENT COMPUTER CORPORATION

                                                    YEAR ENDED JUNE 30, 2000
                                          ---------------------------------------------
                                          REAL-TIME      VOD      CORPORATE     TOTAL
                                          ----------  ---------  -----------  ---------
                                                      (DOLLARS IN THOUSANDS)

Revenues:
  Product sales                           $   27,122  $ 11,952   $        -   $ 39,074
  Service and other                           29,016         -            -     29,016
                                          ----------  ---------  -----------  ---------
     Total                                    56,138    11,952            -     68,090

Cost of sales:
  Product sales                               12,345     7,766            -     20,111
  Service and other                           16,236         -            -     16,236
                                          ----------  ---------  -----------  ---------
     Total                                    28,581     7,766            -     36,347
                                          ----------  ---------  -----------  ---------

Gross margin                                  27,557     4,186            -     31,743

Operating expenses
  Sales and marketing                         11,942     8,040          329     20,311
  Research and development                     4,173     5,602            -      9,775
  General and administrative                   1,879     1,861        5,537      9,277
  Cost of purchased in-process research            -    14,000            -     14,000
    and development
  Relocation and restructuring                 1,208     1,159            -      2,367
                                          ----------  ---------  -----------  ---------
    Total operating expenses                  19,202    30,662        5,866     55,730
                                          ----------  ---------  -----------  ---------

Operating income (loss)                   $    8,355  $(26,476)  $   (5,866)  $(23,987)
                                          ==========  =========  ===========  =========

Summarized financial information for fiscal year 2002, 2001 and 2000, respectively, is as follows:

                               AS OF AND FOR THE YEAR ENDED JUNE 30, 2002
                                -----------------------------------------
                                REAL-TIME     VOD     CORPORATE    TOTAL
                                ----------  -------  -----------  -------
                                          (DOLLARS IN THOUSANDS)

Net sales                       $   41,408  $47,961  $        -   $89,369
Operating income (loss)         $    7,448  $ 2,134  $   (5,903)  $ 3,679
Identifiable assets             $   18,415  $54,198  $   26,075   $98,688
Depreciation and amortization   $    2,289  $ 2,409  $      310   $ 5,008
Capital expenditures            $    1,332  $ 3,122  $       68   $ 4,522

                        CONCURRENT COMPUTER CORPORATION

                                AS OF AND FOR THE YEAR ENDED JUNE 30, 2001
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

                                AS OF AND FOR THE YEAR ENDED JUNE 30, 2001
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


17.  EMPLOYEE  STOCK  PLANS

     Concurrent has Stock Option Plans providing for the grant of incentive stock options to employees and non-qualified stock options to employees, non-employee directors and consultants. The Stock Option Plans are administered by the Stock Award Committee which is comprised of members of the Compensation Committee of the Board of Directors or the Board of Directors, as the case may be. Under the plans, the Stock Award Committee may award, in addition to stock options, shares of Common Stock on a restricted basis. The plan also specifically provides for stock appreciation rights and authorizes the Stock Award Committee to provide, either at the time of the grant of an option or otherwise, that the option may be cashed out upon terms and conditions to be determined by the Committee or the Board. No stock appreciation rights have been granted during the years ended June 30, 2002, 2001, and 2000. Options issued under the Stock Option Plans generally vest over four years and are exercisable for ten years from the grant date. The Company's 1991 Restated Stock Option Plan was terminated on October 31, 2001 and was replaced with the 2001 Stock Option Plan that became effective November 1, 2001. As of November 1, 2001 there were no options for shares of Common Stock available for future grant under the 1991 Restated Stock Option Plan. The 2001 Stock Option Plan terminates on October 31, 2011. Stockholders have authorized the issuance of up to 15,825,000 shares under these plans.

                        CONCURRENT COMPUTER CORPORATION

     Changes in options outstanding under the plan during the years ended June 30, 2002, 2001, and 2000 are as follows:

                                              2002                     2001                    2000
                                   ------------------------  -----------------------  ----------------------
                                                  WEIGHTED                 WEIGHTED                WEIGHTED
                                                  AVERAGE                  AVERAGE                 AVERAGE
                                                  EXERCISE                 EXERCISE                EXERCISE
                                      SHARES       PRICE        SHARES       PRICE      SHARES       PRICE
                                   ------------  ----------  ------------  ---------  -----------  ---------
Outstanding at beginning of year     5,388,161   $     6.00    5,681,521   $    4.28   7,190,969   $    2.56
Granted                              1,750,000   $     8.23    1,049,600   $   12.03   1,763,419   $    7.60
Exercised                           (1,105,089)  $     3.21   (1,140,333)  $    3.17  (3,127,306)  $    2.23
Forfeited                             (229,928)  $     8.35     (202,627)  $    4.96    (145,561)  $    3.91
                                   ------------              ------------             -----------
Outstanding at year end              5,803,144   $     7.11    5,388,161   $    6.00   5,681,521   $    4.28
                                   ============              ============             ===========

Options exercisable at year end      3,149,444                 2,638,708               2,600,401
                                   ============              ============             ===========

Weighted average fair value of
  options granted during the year  $      8.05               $     11.91              $     5.62
                                   ============              ============             ===========

     The weighted-average assumptions used for the years ended June 30, 2002, 2001 and 2000 were: expected dividend yield of 0% for all periods; risk-free interest rate of 4.3%, 5% and 5%; expected life of 6 years, 6 years and 4 years; and an expected volatility of 184%, 206%, and 106%.

                        CONCURRENT COMPUTER CORPORATION

     The following table summarizes information about stock options outstanding and exercisable at June 30, 2002:

                            OUTSTANDING OPTIONS               OPTIONS EXERCISABLE
                 ----------------------------------------  ---------------------------
                  WEIGHTED
                   AVERAGE                      WEIGHTED                     WEIGHTED
RANGE OF          REMAINING                      AVERAGE                      AVERAGE
EXERCISE         CONTRACTUAL                    EXERCISE                     EXERCISE
PRICES              LIFE      AT JUNE 30, 2002    PRICE    AT JUNE 30, 2002    PRICE
---------------------------------------------------------  ---------------------------

$ 0.37 - $ 0.99         5.17           232,166  $    0.37           232,166  $    0.37
$ 1.00 - $ 1.99         4.26           114,738       1.54           114,738       1.54
$ 2.00 - $ 2.99         4.98         1,315,567       2.47         1,315,567       2.47
$ 3.00 - $ 3.99         5.82             1,000       3.44             1,000       3.44
$ 4.00 - $ 4.99         6.66           298,000       4.41           298,000       4.41
$ 5.00 - $ 5.99         8.64           685,249       5.04           267,124       5.04
$ 6.00 - $ 6.99         9.68           672,334       6.83            31,252       6.55
$ 7.00 - $ 7.99         8.63           167,934       7.11            50,734       7.03
$ 8.00 - $ 8.99         7.15           170,489       8.00            94,414       8.00
$ 9.00 - $ 9.99         9.07             2,000       9.26                 -          -
$10.00 - $10.99         7.37           508,500      10.13           319,007      10.12
$11.00 - $11.99         9.10           567,000      11.06            27,000      11.06
$12.00 - $12.99         8.28           838,667      12.38           260,934      12.37
$13.00 - $13.99         7.65            20,000      13.75            13,334      13.75
$14.00 - $14.99         9.41            32,000      14.10                 -          -
$15.00 - $15.99         9.45            10,000      15.92                 -          -
$17.00 - $17.99         8.19            25,000      17.83             8,334      17.83
$18.00 - $18.99         7.91           127,500      18.53           107,506      18.53
$19.00 - $19.99         7.88            15,000      19.48             8,334      19.54
                              ----------------             ----------------
                        7.42         5,803,144  $    7.11         3,149,444  $    5.31
                              ================             ================


     Concurrent applies APB Opinion 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had Concurrent determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, Concurrent's net income (loss) and net income (loss) per share would have been increased to the pro forma amounts indicated below:

                        CONCURRENT COMPUTER CORPORATION

                                             YEAR ENDED JUNE 30,
                                        ------------------------------
                                          2002      2001       2000
                                        --------  ---------  ---------
                                           (DOLLARS IN THOUSANDS,
                                          EXCEPT PER SHARE AMOUNTS)

Net income (loss)
  As reported                           $ 4,383   $ (6,189)  $(23,715)
  Pro forma                             $(6,214)  $(14,546)  $(28,431)

Net income (loss) per share - basic
  As reported                           $  0.07   $  (0.11)  $  (0.46)
  Pro forma                             $ (0.10)  $  (0.27)  $  (0.55)

Net income (loss) per share - diluted
  As reported                           $  0.07   $  (0.11)  $  (0.46)
  Pro forma                             $ (0.10)  $  (0.27)  $  (0.55)

18.  ISSUANCE  AND  ACCRUAL  OF  NON-CASH  WARRANTS

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

     Concurrent is also generally obligated to issue new warrants to purchase shares of its Common Stock to Comcast at the end of each quarter through March 31, 2004, based upon specified performance goals which are measured by the number of Comcast basic cable subscribers that have the ability to utilize the VOD service. The incremental number of subscribers that have access to VOD at each quarter end as compared to the prior quarter end multiplied by a specified percentage is the number of additional warrants that were earned during the quarter. These warrants are referred to as the "Performance Warrants". Concurrent issued to Comcast a performance warrant for 4,431 shares on October 9, 2001, exercisable at $6.251 per share over a four-year term and a performance warrant for 52,511 shares on January 15, 2002, exercisable at $15.019 per share over a four-year term. Concurrent will also issue to Comcast a performance warrant for 1,502 shares during the first quarter of fiscal 2003 for warrants that were earned during the quarter ended June 30, 2002.

     The resale of the shares issuable upon exercise of the warrants to purchase 50,000 shares and 4,431 shares were registered under a registration statement filed with the Securities and Exchange Commission and declared effective on November 20, 2001.

     Concurrent will also issue additional warrants to purchase shares of its Common Stock, if at the end of any quarter the then total number of Comcast basic cable subscribers with the ability to utilize the VOD system exceeds specified threshold levels. These warrants are referred to as the "Cliff Warrants".

     Concurrent is recognizing the value of the Performance Warrants and the Cliff Warrants over the term of the agreement as Comcast purchases additional VOD servers from Concurrent and makes the service available to its customers. Concurrent has recognized $398,000 and $433,000 in the consolidated statements

                        CONCURRENT COMPUTER CORPORATION
of operations for the years ended June 30, 2002 and 2001, respectively, as a reduction to revenue for the value of the Performance Warrants and Cliff Warrants that have been earned.

     The value of the warrants is determined using the Black-Scholes valuation model. The weighted-average assumptions used for the years ended June 30, 2002 and 2001were: expected dividend yield of 0% for both periods; risk-free interest rate of 3.7% and 5.0%, respectively; expected life of 4 years in both periods; and an expected volatility of 117% and 138%, respectively. Concurrent will adjust the value of the earned but unissued warrants on a quarterly basis using the Black-Scholes valuation model until the warrants are actually issued. The value of the new warrants earned and any adjustments in value for warrants previously earned will be determined using the Black-Scholes valuation model and recognized as part of revenue on a quarterly basis.

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

     On May 20, 1998, Concurrent entered into a Letter of Intent ("LOI") with Scientific-Atlanta, Inc. ("SAI") providing for the joint development and marketing of a video-on-demand system to cable network operators. A five-year definitive agreement was signed on August 17, 1998. In exchange for SAI's technical and marketing contributions, Concurrent issued warrants for 2 million shares of its Common Stock, exercisable at $5 per share for four years from the date of issuance at which time the warrants expire, if not already exercised.

     The LOI between Concurrent and SAI is broken into three phases:

     Phase I      Technical/Commercial Evaluation and Definitive Agreement
     Phase II     Initial  Development  and  Video-on-Demand Field Demonstration
                  System
     Phase III    Commercial Deployment

     During Phase I, either party could terminate the negotiations at any time. In June 1998, the parties moved to Phase II and pursuant to the provisions of SFAS 123, Concurrent recorded a charge of $1.6 million representing the fair value of the underlying stock using the Black-Scholes valuation model for the warrants to purchase 2 million shares of Concurrent's stock. The weighted assumptions used were: expected dividend yield 0%, risk-free interest rate of 5.0%, expected life of 4.01years and an expected volatility of 35%.

     The LOI further stipulates that Concurrent is required to issue additional warrants to SAI upon achievement of pre-determined revenue targets. These warrants are to be issued with a strike price of a 15% discount to the then current market price. The maximum number of additional warrants that could be issued under this agreement is 8 million upon achieving the revenue targets. Concurrent issued warrants to purchase 261,164 shares of its Common Stock on April 1, 2002, exercisable at $7.106 per share over a four-year term. Concurrent has recognized charges of $1,825,000, $398,000 and $322,000 in the consolidated statements of operations for the years ended June 30, 2002, 2001 and 2000, respectively, representing the fair market value of the warrants earned during each year.

19.  RIGHTS  PLAN

     On July 31, 1992, the Board of Directors of Concurrent declared a dividend distribution of one Series A Participating Cumulative Preferred Right for each share of Concurrent's Common Stock. The dividend was made to stockholders of record on August 14, 1992. On August 7, 2002, the Rights Agreement creating these Rights was extended for another 10 years to August 14, 2012 and American Stock Transfer & Trust Company was appointed as the successor rights agent

                        CONCURRENT COMPUTER CORPORATION
pursuant to an Amended and Restated Rights Agreement. Under the Rights Agreement, each Right becomes exercisable when any person or group acquires 15% of Concurrent's common stock. Such an event triggers the rights plan and entitles each right holder to purchase from Concurrent one one-hundredth of a share of Series A Participating Cumulative Preferred Stock at a cash price of $30 per right.

     Under certain circumstances each holder of a Right upon exercise of such Right will receive, in lieu of Series A Participating Cumulative Preferred Stock common stock of Concurrent or its equivalent, or common stock of the acquiring entity, in each case having a value of two times the exercise price of the Right. The Rights will expire on August 14, 2012 unless earlier exercised or redeemed, or earlier termination of the plan.

20.  CONCENTRATION  OF  RISK

     A summary of Concurrent's financial data by geographic area follows:


                                YEAR ENDED JUNE 30,
                             2002      2001      2000
                           --------  --------  ---------
                               (DOLLARS IN THOUSANDS)
Net sales:
  United States            $76,352   $55,400   $ 44,049
  Intercompany               3,528     3,310      4,828
                           --------  --------  ---------
                            79,880    58,710     48,877
                           --------  --------  ---------

  Europe                     6,650     7,572     12,545
  Intercompany                   -         -         34
                           --------  --------  ---------
                             6,650     7,572     12,579
                           --------  --------  ---------

  Asia/Pacific               5,899     9,128     10,399
  Intercompany                   -         -         21
                           --------  --------  ---------
                             5,899     9,128     10,420
                           --------  --------  ---------

  Other                        468       721      1,097
                           --------  --------  ---------
                            92,897    76,131     72,973

  Eliminations              (3,528)   (3,310)    (4,883)
                           --------  --------  ---------
    Total                  $89,369   $72,821   $ 68,090
                           ========  ========  =========

Operating income (loss):
  United States            $ 5,734   $(5,608)  $(23,278)
  Europe                    (1,711)     (448)    (1,084)
  Asia/Pacific                (453)      155         47
  Other                         59       174        308
  Eliminations                  50       136         20
                           --------  --------  ---------
    Total                  $ 3,679   $(5,591)  $(23,987)
                           ========  ========  =========

                        CONCURRENT COMPUTER CORPORATION

                                 JUNE 30,
                        ------------------------
                            2002         2001
                        -----------  -----------
                         (DOLLARS IN THOUSANDS)
Identifiable assets:
  United States         $  124,849   $   82,702
  Europe                    11,571       10,138
  Asia/Pacific              11,263       12,919
  Other                        774          474
  Eliminations             (49,769)     (49,181)
  Total                 $   98,688   $   57,052

     Intercompany transfers between geographic areas are accounted for at prices similar to those available to comparable unaffiliated customers. Sales to unaffiliated customers outside the U.S., including U.S. export sales, were $13,433,000, $18,354,000 and $24,585,000 for the years ended June 30, 2002, 2001 and 2000, respectively, which amounts represented 15%, 25% and 36% of total sales for the respective fiscal years.

     Sales to the U.S. Government and its agencies amounted to approximately $19,723,000, $16,063,000 and $18,455,000 for the years ended June 30, 2002, 2001 and 2000, respectively, which amounts represented 22%, 22% and 27% of total sales for the respective fiscal years. Sales to three commercial customers amounted to $27,364,000 or 31% of total sales, $11,507,000 or 13% of total sales, and $10,524,000 or 12% of total sales, respectively, for the year ended June 30, 2002. Sales to two commercial customers amounted to approximately $8,962,000 or 12% of total sales and $8,072,000 or 11% of total sales, respectively, for the year ended June 30, 2001. Sales to one commercial customer amounted to $7,934,000 or 12% of total sales for the year ended June 30, 2000. There were no other customers during fiscal years 2002, 2001 or 2000 representing more than 10% of total revenues.

     Concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising Concurrent's customer base. Ongoing credit evaluations of customers' financial condition are performed and collateral is generally not required. There were two customers that accounted for $12,654,000 or 51% of total trade receivables and $3,468,000 or 14% of total trade receivables at June 30, 2002. There were two customers that accounted for $3,754,000 or 25% of total trade receivables and $1,586,000 or 10% of total trade receivables at June 30, 2001.

                        CONCURRENT COMPUTER CORPORATION

21.  QUARTERLY  CONSOLIDATED  FINANCIAL  INFORMATION  (UNAUDITED)

     The following is a summary of quarterly financial results for the years ended June 30, 2002 and 2001:

                                                           THREE MONTHS ENDED
                                        -------------------------------------------------------
                                         SEPTEMBER 30,    DECEMBER 31,   MARCH 31,    JUNE 30,
                                             2001             2001          2002        2002
                                        ---------------  --------------  ----------  ----------

2002                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales                               $       14,102   $      22,481   $   25,028  $  27,758
Gross margin                            $        6,460   $      10,080   $   12,761  $  15,265
Operating income (loss)                 $       (3,064)  $          62   $    2,361  $   4,320
Net income (loss)                       $       (3,010)  $          56   $    2,304  $   5,033
Net income (loss) per share - basic     $        (0.05)  $        0.00   $     0.04  $    0.08
Net income (loss) per share - diluted   $        (0.05)  $        0.00   $     0.04  $    0.08

                                                           THREE MONTHS ENDED
                                        -------------------------------------------------------
                                         SEPTEMBER 30,    DECEMBER 31,   MARCH 31,    JUNE 30,
                                             2000             2000          2001        2001
                                        ---------------  --------------  ----------  ----------

2001                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales                               $       16,312   $      14,533   $   22,081  $  19,895
Gross margin                            $        7,591   $       6,662   $   10,210  $   8,557
Operating income (loss)                 $       (1,580)  $      (3,997)  $      675  $    (689)
Net income (loss)                       $       (1,794)  $      (4,158)  $      571  $    (808)
Net income (loss) per share - basic     $        (0.03)  $      ( 0.08)  $     0.01  $   (0.01)
Net income (loss) per share - diluted   $        (0.03)  $      ( 0.08)  $     0.01  $   (0.01)



22.  COMMITMENTS  AND  CONTINGENCIES

     Concurrent leases certain sales and service offices, warehousing, and equipment under various operating leases. The leases expire at various dates through 2007 and generally provide for the payment of taxes, insurance and maintenance costs. Additionally, certain leases contain escalation clauses which provide for increased rents resulting from the pass through of increases in operating costs, property taxes and consumer price indexes.

                        CONCURRENT COMPUTER CORPORATION

     At June 30, 2002, future minimum lease payments for the years ending June 30 are as follows:


                                CAPITAL LEASES   OPERATING LEASES        TOTAL
                               ----------------  -----------------  ---------------
(DOLLARS IN THOUSANDS)
2003                           $           101   $           2,742  $         2,843
2004                                       101               2,198            2,299
2005                                        51               1,835            1,886
2006                                         -               1,267            1,267
2007                                         -               1,119            1,119
Thereafter                                   -                 287              287
                               ----------------  -----------------  ---------------
                                           253   $           9,448  $         9,701
                                                 =================  ===============
Amount representing interest               (26)
                               ----------------
Present value of minimum
     capital lease payments    $           227
                               ================


     Rent expense under all operating leases amounted to $3,612,000, $3,406,000 and $3,906,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

     Concurrent, from time to time, is involved in litigation incidental to the conduct of its business. Concurrent believes that such pending litigation will not have a material adverse effect on Concurrent's results of operations or financial condition.

     Pursuant to the terms of the employment agreements with the executive officers of Concurrent, employment may be terminated by either Concurrent or the respective executive officer at any time. In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end. In the event an agreement is terminated directly by Concurrent without cause or in certain circumstances constructively by Concurrent, the terminated employee will receive severance compensation for a one-year period, in an annualized amount equal to the respective employee's base salary then in effect. At June 30, 2002, the maximum contingent liability under these agreements is approximately $2.0 million. Concurrent's employment agreements with certain of its officers contain certain offset provisions, as defined in their respective agreements.

23.  NEW  ACCOUNTING  PRONOUNCEMENTS

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. Concurrent will adopt SFAS 143 for our fiscal year beginning July 1, 2002. Management believes the adoption of the provisions of this statement will not have a material impact on Concurrent's consolidated financial statements.

      In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which superseded the accounting

                        CONCURRENT COMPUTER CORPORATION
and reporting provisions of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Concurrent will adopt SFAS 144 for our fiscal year beginning July 1, 2002. Management believes the adoption of the provisions of this statement will not have a material impact on Concurrent's consolidated financial statements. Through the end of fiscal 2002, Concurrent evaluated long-lived assets for impairment in accordance with SFAS 121.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes the adoption of the provisions of this statement will not have a material effect on Concurrent's consolidated financial statements.

                                                                                 SCHEDULE II

                               CONCURRENT COMPUTER CORPORATION

                              VALUATION AND QUALIFYING ACCOUNTS
                      FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000
                                   (DOLLARS IN THOUSANDS)


                                    BALANCE AT   CHARGED TO                         BALANCE
                                     BEGINNING    COSTS AND    DEDUCTIONS            AT END
DESCRIPTION                           OF YEAR     EXPENSES        (a)       OTHER   OF YEAR
----------------------------------  -----------  -----------  ------------  ------  --------
Reserves and allowances deducted
from asset accounts:

2002
----
Reserve for inventory obsolescence
  and shrinkage                     $     3,481  $       343  $      (548)  $    -  $  3,276
Allowance for doubtful accounts             860          484         (379)       -       965
Warranty accrual                            977        1,918         (623)       -     2,272

2001
----
Reserve for inventory obsolescence
  and shrinkage                     $     4,034  $     1,712  $    (2,265)  $    -  $  3,481
Allowance for doubtful accounts             484          590         (214)       -       860
Warranty accrual                            668          780         (471)       -       977

2000
----
Reserve for inventory obsolescence
  and shrinkage                     $     4,568  $       550  $    (1,084)  $    -  $  4,034
Allowance for doubtful accounts             418          289         (223)       -       484
Warranty accrual                              -          668            -        -       668

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

                                CONCURRENT COMPUTER CORPORATION

                                By:   /s/  Jack A. Bryant
                                   ----------------------------------
                                           Jack  A.  Bryant
                                           President and Chief Executive Officer

Date:  September 25, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities indicated on September 17, 2002.

NAME                           TITLE
----                           -----


/s/  Steve G. Nussrallah       Chairman of the Board and Director
--------------------------
Steve  G.  Nussrallah


/s/  Jack  A.  Bryant          President, Chief Executive Officer and Director
--------------------------     (Principal  Executive  Officer)
Jack  A.  Bryant


/s/  Steven  R. Norton         Executive Vice President, Chief Financial Officer
--------------------------     and Secretary
Steven  R.  Norton             (Principal  Financial  and  Accounting  Officer)


/s/  Alex  B.  Best            Director
--------------------------
Alex  B.  Best


/s/  Michael A. Brunner        Director
--------------------------
Michael  A.  Brunner


/s/  Morton  Handel            Director
--------------------------
Morton  Handel


/s/  Bruce N. Hawthorne        Director
--------------------------
Bruce  N.  Hawthorne


/s/  C.  Shelton  James        Director
--------------------------
C.  Shelton  James

CERTIFICATIONS

I, Jack A. Bryant, certify that:

1. I have reviewed this annual report on Form 10-K of Concurrent Computer Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:     September 18, 2002
     -----------------------------

/s/ Jack A. Bryant
----------------------------------------
    Jack A. Bryant
    President and Chief Executive Officer



I, Steven R. Norton, certify that:

1. I have reviewed this annual report on Form 10-K of Concurrent Computer Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:     September 18, 2002
     -----------------------------

/s/ Steven R. Norton
----------------------------------------
     Steven R. Norton
     Executive Vice President, Chief Financial Officer and Secretary