Form 10-Q
period 2002-09-30
CONCURRENT COMPUTER CORP/DE
filed 2002-11-13
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------


                                    FORM 10-Q


     (Mark  One)

          X       Quarterly Report Pursuant to Section 13 or 15(d) of
         ---          the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2002

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
     (State  of  Incorporation)        (I.R.S. mployer Identification No.)


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

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of November 8, 2002 was 61,861,993.

PART  I     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


                         CONCURRENT COMPUTER CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    THREE MONTHS ENDED
                                       SEPTEMBER 30,
                                      2002      2001
                                    --------  --------
Revenues:
  Product:
    Real-time systems               $ 4,092   $ 5,336
    Video-on-demand systems          12,449     3,254
                                    --------  --------
      Total product revenues         16,541     8,590
  Service:
    Real-time systems                 4,678     5,253
    Video-on-demand systems             922       259
                                    --------  --------
      Total service revenues          5,600     5,512
                                    --------  --------
      Total revenues                 22,141    14,102

Cost of sales:
  Product:
    Real-time systems                 1,776     2,501
    Video-on-demand systems           5,241     1,888
                                    --------  --------
      Total product cost of sales     7,017     4,389
  Service:
    Real-time systems                 2,607     2,849
    Video-on-demand systems             660       404
                                    --------  --------
      Total service cost of sales     3,267     3,253
                                    --------  --------
      Total cost of sales            10,284     7,642
                                    --------  --------

Gross margin                         11,857     6,460

Operating expenses:
  Sales and marketing                 4,404     4,154
  Research and development            4,447     3,461
  General and administrative          2,328     1,909
                                    --------  --------
      Total operating expenses       11,179     9,524
                                    --------  --------

Operating income (loss)                 678    (3,064)

Interest income - net                   196       215
Other expense - net                     (47)      (11)
                                    --------  --------

Income (loss) before income taxes       827    (2,860)

Provision for income taxes              207       150
                                    --------  --------

Net income (loss)                   $   620   $(3,010)
                                    ========  ========

Net income (loss) per share
      Basic                         $  0.01   $ (0.05)
                                    ========  ========
      Diluted                       $  0.01   $ (0.05)
                                    ========  ========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                         CONCURRENT COMPUTER CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                SEPTEMBER 30,    JUNE 30,
                                                    2002           2002
                                               ---------------  ----------
ASSETS

Current assets:
  Cash and cash equivalents                    $       29,124   $  30,519
  Accounts receivable - net                            18,484      23,894
  Inventories                                           6,679       6,822
  Deferred tax asset                                      870         870
  Prepaid expenses and other current assets             2,219       1,009
                                               ---------------  ----------
    Total current assets                               57,376      63,114

Property, plant and equipment - net                    11,135      10,696
Purchased developed computer software - net             1,346       1,393
Goodwill                                               10,744      10,744
Investment in minority owned companies                  7,826       7,814
Note receivable from minority owned companies           6,000       3,000
Deferred tax asset                                      1,087       1,087
Other long-term assets - net                              800         840
                                               ---------------  ----------
    Total assets                               $       96,314   $  98,688
                                               ===============  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses        $       12,099   $  15,514
  Deferred revenue                                      4,106       4,055
                                               ---------------  ----------
    Total current liabilities                          16,205      19,569

Long-term liabilities:
  Deferred revenue                                      1,902       1,677
  Deferred tax liability                                1,634       1,634
  Other                                                 6,894       6,584
                                               ---------------  ----------
    Total liabilities                                  26,635      29,464

Stockholders' equity:
  Common stock                                            618         618
  Capital in excess of par value                      172,982     172,929
  Accumulated deficit                                 (97,757)    (98,377)
  Treasury stock                                          (58)        (58)
  Accumulated other comprehensive loss                 (6,106)     (5,888)
                                               ---------------  ----------
    Total stockholders' equity                         69,679      69,224
                                               ---------------  ----------

Total liabilities and stockholders' equity     $       96,314   $  98,688
                                               ===============  ==========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                         CONCURRENT COMPUTER CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                          2002      2001
                                                        --------  --------
OPERATING ACTIVITIES
Net income (loss)                                       $   620   $(3,010)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Write-off of in-process research and development
  Accrual of non-cash warrants                              (54)      571
  Depreciation and amortization                           1,183     1,174
  Non-cash income tax provision                             120         -
  Other non cash expenses                                    82       118
  Changes in operating assets and liabilities:
     Accounts receivable                                  5,405       332
     Inventories                                             66       (41)
     Prepaid expenses and other current assets           (1,210)     (376)
     Other long-term assets                                   6       (60)
     Accounts payable and accrued expenses               (3,415)   (2,840)
     Short-term deferred revenue                             51      (428)
     Long-term liabilities                                  556        77
                                                        --------  --------
  Total adjustments to net income (loss)                  2,790    (1,473)
                                                        --------  --------
Net cash provided by (used in) operating activities       3,410    (4,483)

INVESTING ACTIVITIES
  Net additions to property, plant and equipment         (1,533)     (915)
  Note receivable from minority owned company            (3,000)        -
  Other                                                     (29)        -
                                                        --------  --------
Net cash used in investing activities                    (4,562)     (915)

FINANCING ACTIVITIES
  Net repayment of capital lease obligation                 (21)      (19)
  Proceeds from sale and issuance of common stock             4    25,176
                                                        --------  --------
Net cash provided by (used in) financing activities         (17)   25,157

Effect of exchange rates on cash and cash equivalents      (226)      204
                                                        --------  --------

Increase (decrease) in cash and cash equivalents         (1,395)   19,963
Cash and cash equivalents at beginning of period         30,519     9,460
                                                        --------  --------
Cash and cash equivalents at end of period              $29,124   $29,423
                                                        ========  ========

Cash paid during the period for:
  Interest                                              $     5   $    20
                                                        ========  ========
  Income taxes (net of refunds)                         $    56   $   175
                                                        ========  ========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                         CONCURRENT COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS  OF  PRESENTATION

     The condensed, consolidated interim financial statements of Concurrent Computer Corporation ("Concurrent") are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of Concurrent's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended June 30, 2002. There have been no significant changes to Concurrent's Accounting Policies as disclosed in the Annual Report on Form 10-K for the year ended June 30, 2002. Certain reclassifications have been made to prior year amounts to conform with the current year presentation. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

2.   BASIC  AND  DILUTED  NET  INCOME  (LOSS)  PER  SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Common share equivalents of 4,509,000 and 6,142,000 for the three month periods ended September 30, 2002 and 2001, respectively, were excluded from the calculation as their effect was antidilutive. The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share for the periods indicated:

(DOLLARS AND SHARE DATA IN THOUSANDS,      THREE MONTHS ENDED
EXCEPT PER SHARE AMOUNTS)                  SEPTEMBER 30, 2002
                                          --------------------
                                            BASIC     DILUTED
                                          ---------  ---------
Average outstanding shares                  61,860     61,860
Dilutive effect of options and warrants        -          508
                                          ---------  ---------
Equivalent shares                           61,860     62,368
                                          =========  =========

Net income                                $    620   $    620
                                          =========  =========
Income per share                          $   0.01   $   0.01
                                          =========  =========


                                           THREE MONTHS ENDED
                                           SEPTEMBER 30, 2001
                                            BASIC     DILUTED
                                          ---------  ---------

Average outstanding shares                  59,564     59,564
Dilutive effect of options and warrants        -          -
                                          ---------  ---------
Equivalent shares                           59,564     59,564
                                          =========  =========

Net loss                                  $ (3,010)  $ (3,010)
                                          =========  =========
Loss per share                            $  (0.05)  $  (0.05)
                                          =========  =========

3.   REVENUE  RECOGNITION  AND  RELATED  MATTERS

     Video-on-demand ("VOD") and real-time system revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition". Concurrent recognizes revenue from video-on-demand and real-time systems when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable. Under multiple element arrangements, Concurrent allocates revenue to the various elements based on vendor-specific objective evidence ("VSOE") of fair value. Concurrent's VSOE of fair value is determined based on the price charged when the same element is sold separately.

     In certain limited instances, Concurrent's customers require significant customization of both the software and hardware products and, therefore, the revenues are recognized as long term contracts in conformity with Accounting Research Bulletin ("ARB") No. 45, "Long Term Construction Type Contracts", SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" and SOP 97-2, "Software Revenue Recognition". For long-term contracts, revenue is recognized using the percentage-of-completion method of accounting based on costs incurred on the project compared to the total costs expected to be incurred through completion.

     Concurrent recognizes revenue from customer service plans ratably over the term of each plan, typically one year for real-time customers, and between one and three years for VOD customers.

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


4.     INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method. The components of inventories are as follows:

     (DOLLARS  IN  THOUSANDS)

                 SEPTEMBER 30,   JUNE 30,
                      2002         2002
                 --------------  ---------
Raw materials    $        5,064  $   5,030
Work-in-process           1,395      1,633
Finished goods              220        159
                 --------------  ---------
                 $        6,679  $   6,822
                 ==============  =========


5.     INVESTMENTS  IN  AND  RECEIVABLE  FROM  MINORITY  OWNED  COMPANIES

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

     Concurrent also loaned Thirdspace $6 million in exchange for two $3 million long-term convertible notes receivable, bearing interest at 8% annually, with interest payments first due December 31, 2002, and semi-annually, thereafter. The notes are convertible into series C shares of Thirdspace, at the option of Concurrent, beginning six months after the issuance of the notes (March 19, 2002 and September 3, 2002) and ending 48 months after the issuance of the notes, and are based on the then fair market value of the common stock. Concurrent has a security interest in all of the assets of Thirdspace, which is subject to a prior lien on Thirdspace's intellectual property securing an obligation of $5 million. Other than the prior lien on Thirdspace's intellectual property, Concurrent's security interest ranks ratably with those of other secured creditors.

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

     In the ordinary course of business, Concurrent sells equipment to Thirdspace. During the three months ended September 30, 2002, Concurrent sold $40,000 of equipment to Thirdspace.

     In April 2002, Concurrent invested cash of $500,000 in Everstream Holdings, Inc. ("Everstream") in exchange for 480,770 shares of Series C Preferred stock giving Concurrent a 4.9% ownership interest. Everstream is a privately held company specializing in broadband advertising systems, software, infrastructure and related integration services. Concurrent is accounting for its investment in the Series C Preferred stock of Everstream using the cost method, as Concurrent does not believe it exercises significant influence on Everstream. The investment is reviewed for impairment on a quarterly basis.

     In the ordinary course of business, Concurrent sells equipment to Everstream and purchases consulting services from Everstream. During the three months ended September 30, 2002, Concurrent purchased $235,000 of contract software development services from Everstream.

6.   ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     The  components  of  accounts  payable and accrued expenses are as follows:


     (DOLLARS  IN  THOUSANDS)


                               SEPTEMBER 30,   JUNE 30,
                                    2002         2002
                               --------------  ---------
Accounts payable, trade        $        3,966  $   5,351
Accrued payroll, vacation and
  other employee expenses               3,989      5,872
Warranty accrual                        2,345      2,272
Other accrued expenses                  1,799      2,019
                               --------------  ---------
                               $       12,099  $  15,514
                               ==============  =========

7.   COMPREHENSIVE  INCOME

Concurrent's  total  comprehensive  income  (loss)  is  as  follows:

     (DOLLARS  IN  THOUSANDS)
                                               THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                 2002        2001
                                              ----------  ----------
Net income (loss)                             $     620   $  (3,010)

Other comprehensive income (loss):
  Foreign currency translation income (loss)       (218)        273
                                              ----------  ----------
Total comprehensive income (loss)             $     402   $  (2,737)
                                              ==========  ==========


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

     The following summarizes the operating income (loss) by segment for the three-month periods ended September 30, 2002 and September 30, 2001, respectively:

     (DOLLARS  IN  THOUSANDS)

                                   THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                (UNAUDITED)
                               ----------------------------------------------
                               REAL-TIME     XSTREME     CORPORATE    TOTAL
                               ----------  -----------  -----------  --------
Revenues:
  Product                      $    4,092  $   12,449   $        -   $16,541
  Service                           4,678         922            -     5,600
                               ----------  -----------  -----------  --------
     Total                          8,770      13,371            -    22,141

Cost of sales:
  Product                           1,776       5,241            -     7,017
  Service                           2,607         660            -     3,267
                               ----------  -----------  -----------  --------
     Total                          4,383       5,901            -    10,284
                               ----------  -----------  -----------  --------

Gross margin                        4,387       7,470            -    11,857

Operating expenses
  Sales and marketing               1,844       2,404          156     4,404
  Research and development          1,399       3,048            -     4,447
  General and administrative          429         563        1,336     2,328
                               ----------  -----------  -----------  --------
    Total operating expenses        3,672       6,015        1,492    11,179
                               ----------  -----------  -----------  --------

Operating income (loss)        $      715  $    1,455   $   (1,492)  $   678
                               ==========  ===========  ===========  ========

                                   THREE MONTHS ENDED SEPTEMBER 30, 2001
                                                (UNAUDITED)
                               ----------------------------------------------
                               REAL-TIME     XSTREME     CORPORATE    TOTAL
                               ----------  -----------  -----------  --------
Revenues:
  Product                      $    5,336  $    3,254   $        -   $ 8,590
  Service                           5,253         259            -     5,512
                               ----------  -----------  -----------  --------
     Total                         10,589       3,513            -    14,102

Cost of sales:
  Product                           2,501       1,888            -     4,389
  Service                           2,849         404            -     3,253
                               ----------  -----------  -----------  --------
     Total                          5,350       2,292            -     7,642
                               ----------  -----------  -----------  --------

Gross margin                        5,239       1,221            -     6,460

Operating expenses
  Sales and marketing               1,637       2,364          153     4,154
  Research and development          1,232       2,229            -     3,461
  General and administrative          359         308        1,242     1,909
                               ----------  -----------  -----------  --------
    Total operating expenses        3,228       4,901        1,395     9,524
                               ----------  -----------  -----------  --------

Operating income (loss)        $    2,011  $   (3,680)  $   (1,395)  $(3,064)
                               ==========  ===========  ===========  ========

9.   ISSUANCE  AND  ACCRUAL  OF  NON-CASH  WARRANTS

     On March 29, 2001, Concurrent entered into a three-year definitive purchase agreement with Comcast Cable, providing for the purchase of VOD equipment. As part of that agreement, Concurrent agreed to issue three different types of warrants.

     Concurrent issued a warrant to purchase 50,000 shares of its Common Stock on March 29, 2001, exercisable at $5.196 per share over a four-year term. This warrant is referred to as the "Initial Warrant."

     Concurrent is also generally obligated to issue new warrants to purchase shares of its Common Stock to Comcast at the end of each quarter through March 31, 2004, based upon specified performance goals which are measured by the number of Comcast basic cable subscribers that have the ability to utilize the VOD service. The incremental number of subscribers that have access to VOD at each quarter end as compared to the prior quarter end multiplied by a specified percentage is the number of additional warrants that were earned during the quarter. These warrants are referred to as the "Performance Warrants". Concurrent issued to Comcast a performance warrant for 4,431 shares on October 9, 2001, exercisable at $6.251 per share over a four-year term, a performance warrant for 52,511 shares on January 15, 2002, exercisable at $15.019 per share over a four-year term, and a performance warrant for 1,502 shares on August 10, 2002, exercisable at $5.707 per share over a four-year term.

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

     Concurrent is recognizing the value of the Performance Warrants and the Cliff Warrants over the term of the agreement as Comcast purchases additional VOD servers from Concurrent and makes the service available to its customers. For the three months ended September 30, 2002, Concurrent recognized $57,000 as an increase in revenue for the Performance Warrants and Cliff Warrants that have been earned but unissued. This increase was due to a decrease in the value of the unissued warrants using the Black-Scholes valuation model. For the three months ended September 30, 2001, Concurrent recognized $405,000 as a reduction to revenue for the Performance Warrants and Cliff Warrants that were earned.

     The value of the warrants is determined using the Black-Scholes valuation model. The weighted-average assumptions used for the quarter ended September 30, 2002 were: expected dividend yield of 0%; risk-free interest rate of 2.57%; expected life of 4 years; and an expected volatility of 116%. Concurrent will adjust the value of the earned but unissued warrants on a quarterly basis using the Black-Scholes valuation model until the warrants are actually issued. The value of the new warrants earned and any adjustments in value for warrants previously earned will be determined using the Black-Scholes valuation model and recognized as part of revenue on a quarterly basis.

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

     In accordance with a five-year definitive agreement with Scientific Atlanta, Inc. ("SAI") executed in August of 1998, Concurrent agreed to issue warrants to SAI upon achievement of pre-determined revenue targets. The value of these warrants cannot exceed 5% of applicable revenue and the number of shares of Concurrent common stock related to the warrant are determined using the Black-Scholes valuation model and cannot exceed 888,888 shares for every $30 million of revenue from the sale of VOD servers using the SAI platform. The value of these warrants cannot impact gross margin by more than $1.5 million per $30 million of applicable revenue. Concurrent accrues for this cost as a part of cost of sales at the time of recognition of applicable revenue. For the three months ended September 30, 2002 and September 30, 2001, Concurrent accrued $3,000 and $166,000, respectively, as a part of VOD systems cost of sales for SAI performance warrants that have been earned but unissued. As a result of the cumulative revenue from sales of VOD servers using the SAI platform reaching the first $30 million revenue target, Concurrent issued to SAI a warrant for 261,164 shares on April 1, 2002, exercisable at $7.106 per share over a four-year term.


10.  REVOLVING  CREDIT  FACILITY

     Concurrent has a revolving credit facility with a bank that expires on December 31, 2002 and which provides for borrowings up to $5 million at an interest rate of prime (4.75% at September 30, 2002) plus 0.75% or between LIBOR plus 2.25% and LIBOR plus 3.00% depending on Concurrent's ratio of Consolidated Funded Debt (as defined in the credit facility) to EBITDA. Concurrent has pledged substantially all of its assets as collateral for the facility. No borrowings were outstanding at September 30, 2002 under the credit facility.
Concurrent  is  investigating  the  extension  of  this  credit  facility.


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

     In certain limited instances, Concurrent's customers require significant customization of both software and hardware products and, therefore, revenues are recognized as long term contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. Concurrent follows this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

     The value of the warrants is determined using the Black-Scholes valuation model. The weighted assumptions used for the quarter ended September 30, 2002 were: expected dividend yield - 0%; risk free interest rate - 2.57%; expected life - 4 years; and expected volatility - 116%. Concurrent will adjust the value of the earned but unissued warrants on a quarterly basis using the valuation option-pricing model until the warrants are actually issued. The value of the new warrants earned, but unissued, and any adjustments in value for warrants previously earned, but unissued, will be determined using the Black-Scholes valuation model and recognized as part of revenue on a quarterly basis. To the extent the above assumptions change on a periodic basis, or the number of subscribers capable of receiving VOD increases or decreases, revenue and gross margins may be positively or negatively impacted.

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

  Impairment  of  Goodwill

     At September 30, 2002, Concurrent had $10.7 million of goodwill. In assessing the recoverability of Concurrent's goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If the estimates or their related assumptions change in the future, Concurrent may be required to record impairment charges for these assets not previously recorded. In connection with the adoption of SFAS 142, Concurrent was required to perform an impairment assessment within six months of its July 1, 2001 adoption. As of September 30, 2001, Concurrent completed this transitional impairment test and deemed that no impairment loss was necessary. As of September 30, 2002, Concurrent performed an additional assessment reaffirming that no impairment loss is necessary. Any subsequent impairment losses, if any, will be reflected in operating income in the income statement.

  Valuation  of  Deferred  Tax  Assets

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At September 30, 2002 and June 30, 2002, substantially all of the deferred tax assets have been fully reserved due to the operating losses for the past several years and the inability to assess as more likely than not the likelihood of generating sufficient future taxable income to realize such benefits.

  Investment  In  and  Receivable  from  Minority  Owned  Company

     At September 30, 2002, Concurrent had a $7 million minority interest in Thirdspace, as well as two long-term notes receivable due from Thirdspace that total $6 million. The fair value of the long-term investment in and notes receivable from Thirdspace is dependent on the performance of Thirdspace, as well as the volatility inherent in the external markets for Thirdspace. In assessing potential impairment for this investment and these notes receivable, Concurrent will consider these factors as well as forecasted financial performance of Thirdspace. If actual results do not meet previous forecasts, or if substantial changes in forecasts occur, Concurrent may have to record impairment charges not previously recognized.

SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  TOTAL  REVENUE

     The following table sets forth selected operating data as a percentage of total revenue, unless otherwise indicated, for certain items in Concurrent's consolidated statements of operations for the periods indicated.

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                     2002      2001
                                                  ---------  ---------
                                                      (Unaudited)
Net sales:
  Product sales (% of total sales):
    Real-time systems                                 18.5%      37.8%
    Video-on-demand systems                           56.2       23.1
                                                  ---------  ---------
      Total product sales                             74.7       60.9
  Service:
    Real-time systems                                 21.1       37.3
    Video-on-demand systems                            4.2        1.8
                                                  ---------  ---------
      Total service sales                             25.3       39.1
                                                  ---------  ---------

      Total                                          100.0      100.0

Cost of sales (% of respective sales category):
  Product:
    Real-time systems                                 43.4       46.9
    Video-on-demand systems                           42.1       58.0
                                                  ---------  ---------
      Total product cost of sales                     42.4       51.1
  Service:
    Real-time systems                                 55.7       54.2
    Video-on-demand systems                           71.6      156.0
                                                  ---------  ---------
      Total service cost of sales                     58.3       59.0
                                                  ---------  ---------
      Total cost of sales                             46.4       54.2
                                                  ---------  ---------

Gross margin                                          53.6       45.8

Operating expenses:
  Sales and marketing                                 19.9       29.5
  Research and development                            20.1       24.5
  General and administrative                          10.5       13.5
                                                  ---------  ---------
      Total operating expenses                        50.5       67.5
                                                  ---------  ---------

Operating income (loss)                                3.1      (21.7)

Interest income - net                                  0.9        1.5
Other expense - net                                   (0.2)      (0.1)
                                                  ---------  ---------

Income (loss) before income taxes                      3.7      (20.3)

Provision for income taxes                             0.9        1.1
                                                  ---------  ---------

Net income (loss)                                      2.8%    (21.3)%
                                                  =========  =========

RESULTS  OF  OPERATIONS

THE QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2001

     Product Sales. Total product sales were $16.5 million for the three months ended September 30, 2002, an increase of $8.0 million or 92.6% from $8.6 million for the three months ended September 30, 2001. This increase resulted from VOD product sales increasing by $9.2 million to $12.4 million in the three month period ended September 30, 2002 from $3.3 million for the same period in 2001. The increase in VOD product sales is due to the increase in VOD server purchases from three North American multiple system cable operators, which accounted for approximately 41.0%, 34.1%, and 11.6% of VOD system revenue, respectively, in the quarter ended September 30, 2002. Sales of Real-Time products decreased 23.3% to $4.1 million in the three month period ended September 30, 2002 from $5.3 million in the three month period ended September 30, 2001 due primarily to a prior year, non-recurring product sale to one particular customer, partially offsetting the increase in VOD product sales. Sales to a single customer accounted for approximately 45.4% of Real-Time product sales in the quarter ended September 30, 2002.

     Service Sales. Service sales increased $0.1 million or 1.6% to $5.6 million for the three months ended September 30, 2002 from $5.5 million for the three months ended September 30, 2001. The increase resulted from VOD service revenue increasing $0.6 million to $0.9 million in the three month period ended September 30, 2002 from $0.3 million for the same period in 2001 as the Xstreme division continues to build its VOD customer base that requires installation, training, and technical support. This increase was partially offset by the $0.6 million decrease in Real-Time service revenue to $4.7 million in the three month period ended September 30, 2002 from $5.3 million for the same period in the prior year. Real-Time service revenue continues to decline primarily due to customers switching from proprietary real-time systems to Concurrent's open systems which are less expensive to maintain, and due to the cancellation of other proprietary computer maintenance contracts as the machines are removed from service.

     Product Gross Margin. The gross margin increased 83.5% to $11.9 million for the three months ended September 30, 2002 from $6.5 million for the three months ended September 30, 2001. The gross margin as a percentage of sales increased to 53.6% in the three month period ended September 30, 2002 from 45.8% in the three month period ended September 30, 2001, due to increases in both VOD and Real-Time product margins in the current year quarter. VOD product gross margins increased to 57.9% in the three month period ended September 30, 2002 from 42.0% in the three month period ended September 30, 2001, due to improved efficiencies in the new MediaHawk model 3000 server and a favorable product mix. Real-Time product gross margins increased to 56.6% for the three months ended September 30, 2002 from 53.1% for the three months ended March 31, 2001, primarily due to a favorable product mix and strong margins on hardware product sales to one particular customer.

     Service Gross Margin. The gross margin on service sales increased to 41.7% for the three months ended September 30, 2002 from 41.0% for the same period in 2001. This increase results from a $0.4 million increase in VOD service margins to 28.4% of VOD service revenue during the three months ended September 30, 2002 compared to a negative margin of 56.0% of VOD service revenue during the same period in the prior year. VOD service margins have increased as the Xstreme division continues to build revenue from its growing customer base that requires installation, training, and technical support at a faster rate than the costs to support such services are growing. The increase in VOD service margins was partially offset by the decline in Real-Time service margins to 44.3% during the three months ended September 30, 2002 compared to 45.8% during the same period in the prior year. The gross margin on Real-Time service revenues declined because, as Real-Time service revenues continue to decline, Real-Time service expenses have been reduced on a less than pro-rata basis to ensure quality service and fulfill contractual agreements.

     Sales and Marketing. Sales and marketing expenses decreased as a percentage of sales to 19.9% for the three months ended September 30, 2002 from 29.5% for the three months ended September 30, 2001. These expenses increased to $4.4 million during the three month period ended September 30, 2002 from $4.2 million in the three month period ended September 30, 2001. The Real-Time division's sales and marketing expenses increased $0.1 million due primarily to severance expense associated with international personnel in the three months ended September 30, 2002 that did not occur during the same period of the prior year. The Xstreme division's sales and marketing expenses increased $0.1 million in the three months ended September 30, 2002 compared to the same period in the prior year due to a $0.2 million increase in commission expense related to VOD product sales to one particular customer in the current period, offset by $0.1 million less severance and travel expenses.

     Research and Development. Research and development expenses decreased as a percentage of sales to 20.1% for the three month period ended September 30, 2002 from 24.5% for the three month period ended September 30, 2001. These expenses increased $1.0 million to $4.4 million during the three month period ended September 30, 2002 from $3.5 million during the same period ended September 30, 2001. The Real-Time division's research and development expenses increased $0.2 million during the three months ended September 30, 2002, when compared to the same period in the prior year, due to personnel additions required for development of the Linux based real-time operating system. The Xstreme division also added new development staff to focus on electronic program guide and set-top box software integrations, targeted and interactive advertising integration, and development of next generation server and server architectures, and employed outside consultants to assist with development of improved business management system functionality. These additions resulted in a $0.6 million increase in VOD research and development expenses in the three months ended September 30, 2002 when compared to the same period in the prior year. The increased headcount also added $0.1 million in facility costs during the three months ended September 30, 2002, when compared to the same period in the prior year.

     General and Administrative. General and administrative expenses decreased as a percentage of sales to 10.5% for the three months ended September 30, 2002 from 13.5% during the same period in the prior year. These expenses increased to $2.3 million during the three month period ended September 30, 2002 from $1.9 million during the same period ended September 30, 2001, primarily due to a $0.2 million increase in corporate insurance costs. In addition, since September 30, 2001, Concurrent has strengthened its legal and investor relations departments and hired a new Xstreme division president, resulting in a $0.2 million increase in general and administrative salaries and benefits in the three months ended September 30, 2002, when compared to the same period in the prior year.

     Income Taxes. Concurrent recorded income tax expense for its domestic and foreign subsidiaries of $0.2 million during each of the three month periods ended September 30, 2002 and 2001. This expense is based on pre-tax income of $0.8 million and a pre-tax loss of $2.9 million in the three month period ended September 30, 2002 and 2001, respectively, resulting from the inability to recognize the deferred tax benefits of net operating loss carryforwards both domestically and internationally due to the fact that future taxable income is not reasonably assured in those locations. In addition, for the quarter ended September 30, 2002, Concurrent utilized certain net operating loss carryovers that were generated prior to the 1991 quasi-reorganization, the benefit of which was recorded directly to equity rather than as a reduction to federal income tax expense as required by SFAS No. 109, "Accounting for Income Taxes."

     Net Income. Concurrent recorded net income of $0.6 million or $0.01 per basic and diluted share for the three months ended September 30, 2002, compared to a net loss of $3.0 million or $0.05 per basic and diluted share for the three months ended September 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Concurrent's liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Concurrent's future liquidity will be affected by, among other things:

     - The potential continued decline in real-time systems and service revenue;
     - Revenue from VOD systems and the pace at which MSOs implement VOD technology;
     - Ongoing cost control actions and expenses, including for example, research and development and capital expenditures;
     -    The  margins  on  the  VOD  and  real-time  businesses;
     -    The  ability  to  raise  additional  capital,  if  necessary;
     - Timing of product shipments which occur primarily during the last month of the quarter;
     - The percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles and which receivables are not included in the borrowing base of the revolving credit facility; and
     - The number of countries in which Concurrent operates, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases.

     Concurrent provided cash of $3.4 million from operating activities during the three months ended September 30, 2002 compared to using cash of $4.5 million during the three months ended September 30, 2001, primarily due to the Xstreme division generating $1.5 million operating profit during the three months ended September 30, 2002 compared to the $3.7 million operating loss generated by the Xstreme division during the three months ended September 30, 2001. Concurrent has available a $5 million revolving credit facility with Wachovia Bank which expires December 31, 2002. Borrowings under the facility are limited to 85% of eligible accounts receivable and bear interest at between prime plus .75% or between LIBOR plus 2.25% and LIBOR plus 3.00% depending on Concurrent's ratio of Consolidated Funded Debt (as defined in the credit facility) to EBITDA. Concurrent has pledged substantially all of its assets as collateral for the facility. No borrowings were outstanding under the credit facility at September 30, 2002. The credit facility contains financial covenants which limit the ratio of total liabilities to tangible net worth, the ratio of funded debt to EBITDA, and which require Concurrent to achieve on a quarterly basis minimum EBITDA in each of Concurrent's operating divisions. Concurrent was in compliance with these covenants as of September 30, 2002. Concurrent is investigating the extension of its line of credit.

     Concurrent invested $1.5 million in property, plant and equipment during the three months ended September 30, 2002 compared to $0.9 million during the three months ended September 30, 2001. Current year capital expenditures relate primarily to leasehold improvements, product development, testing and demonstration equipment for Concurrent's Xstreme division. Concurrent completed its obligation of providing an additional $3 million loan to Thirdspace in September of 2002. This note has a four year term and bears interest at 8% per annum, with interest payments commencing on December 31, 2002, and semi-annually, thereafter.

     Concurrent received $24.0 million in net proceeds from a private placement of 5.4 million shares of common stock on July 19, 2001, such shares having subsequently been registered with the Securities and Exchange Commission in a filing on Form S-3. In addition, Concurrent received $4,000 and $1.2 million from the issuance of common stock to employees and directors who exercised stock options during the three month periods ended September 30, 2002 and 2001, respectively.

     At September 30, 2002, Concurrent had working capital of $41.2 million and had no material commitments for capital expenditures. Management of Concurrent believes that the existing cash balances, the available credit facility and funds generated by operations will be sufficient to meet the anticipated working capital and capital expenditure requirements for the next 12 months.

     Concurrent maintains pension plans for certain employees and former employees in the United Kingdom and Germany. The projected benefit obligation for the benefit plans at June 30, 2002 and June 30, 2001 as determined in accordance with FAS No. 87, "Employers Accounting for Pensions", was $17.0 million and $15.4 million, respectively, and the value of the plans assets was $12.0 million and $12.4 million, respectively. As a result, the plans were underfunded by $5.0 million at June 30, 2002 and by $2.9 million at June 30, 2001. Since June 30, 2002, the value of the plan assets has continued to decline to $10.6 million at September 30, 2002. Due to the decline in the fair market value of the plans assets, it is likely that the amount of Concurrent contributions to the plans will increase from the $320,000 of contributions made in fiscal 2002. In addition, management expects the pension cost to be recognized  in  the  financial  statements  will  increase  from  the  $465,000 recognized in fiscal 2002 to approximately $800,000 in fiscal 2003, of which approximately $200,000 was recognized in the first quarter ended September 30, 2002. The expense to be recognized in future periods could increase further, depending upon the amount of the change in the fair market value of the plan assets and the change in the projected benefit obligation.

     As a result of the overall decline in market interest rates, Concurrent may decide it is necessary to use a lower discount rate in the calculation of its projected benefit obligation. The use of a lower discount rate combined with the decrease in the market value of plan assets is likely to cause the amount of the underfunded status to increase. Though we have not yet determined the exact amount of such underfunding, after completion of the actuarial valuations in the fourth quarter of fiscal 2003 Concurrent could be required to record an additional reduction to stockholders' equity. Concurrent recorded reductions to stockholders' equity in fiscal 2002 and 2001 amounting to $1.6 million and $2.8 million, respectively. However, we do not believe the underfunded status of the pension plans will materially affect our results of operations, financial position or cash flows. Moreover, given the impact that the discount rate and stock market performance have on the projected benefit obligation and market value of plan assets, future changes in either one of these may significantly reduce our pension plan underfunding.

CONTRACTUAL  OBLIGATIONS  AND  COMMERCIAL  COMMITMENTS

     Concurrent's only significant contractual obligations and commitments relate to certain operating leases for sales, service and manufacturing facilities in the United States, Europe and Asia.

     CAUTIONARY  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

     Certain statements made or incorporated by reference in this report on Form 10-Q may constitute "forward-looking statements" within the meaning of the federal securities laws. When used or incorporated by reference in this prospectus, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect Concurrent's financial condition or results of operations include, without limitation:

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

     Other important risk factors are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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

ITEM  4.  CONTROLS AND PROCEDURES

     As required by SEC rules, Concurrent has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of Concurrent's disclosure controls and procedures are effective. There were no significant changes to Concurrent's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are Concurrent's controls and other procedures that are designed to ensure that information required to be disclosed by Concurrent in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Concurrent in the reports that Concurrent files under the Exchange Act is accumulated and communicated to our management, including Concurrent's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART  II   OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     From time to time, Concurrent may be involved in litigation relating to claims arising out of its ordinary course of business. Concurrent is not presently involved in any material litigation, but has the following matters pending:

     -    SeaChange  International,  Inc. v. Putterman, et al, Arkansas Court of
          ---------------------------------------------------
          Appeals, Case No. CA 01-1126. The suit was filed on June 14, 1999 alleging that Concurrent defamed SeaChange International, Inc. ("SeaChange"). On June 14, 2000, Concurrent counterclaimed against SeaChange alleging that SeaChange defamed Concurrent. On January 4, 2001, the court granted Concurrent's motion to dismiss all claims against it. SeaChange subsequently appealed and the appeal was granted on October 2, 2002. Concurrent has filed a Petition for Review of the appellate court ruling with the Supreme Court of Arkansas and the petition is currently pending.

     -    Eason  v.  Concurrent  Computer  Corp,  et  al.,Superior  Court of New
          ------------------------------------------------
          Jersey, Case Mon-L-3284-94. This suit arose out of personal injury claim filed in 1994 alleging that plaintiff was injured when a lamp post in Concurrent's parking lot fell. The case against Concurrent was dismissed in 1995, but in 2000 the plaintiff amended the cause of action and refiled against Concurrent alleging spoliation of evidence. The plaintiff obtained a default judgment for $119,800 in December 2001 which was vacated in August 2002. Plaintiff subsequently refiled and Concurrent sought to have the matter dismissed. The court has denied Concurrent's motion to dismiss, and the case is scheduled for trial in February 2003.

     Concurrent is involved in various other legal proceedings. Management of Concurrent believes that any liability to Concurrent which may arise as a result of these proceedings, including the proceedings specifically discussed above, will not have a material adverse effect on Concurrent's financial condition.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Concurrent's Annual Meeting of Stockholders was held on October 25, 2002. The results of voting were as follows:

     - The following persons were elected as directors to serve until the next annual meeting of stockholders: Alex B. Best (44,956,740 votes for, 238,245 votes withheld), Michael A. Brunner (44,828,330 votes for, 366,655 votes withheld), Jack A. Bryant (44,981,740 votes for, 213,245 votes withheld), Morton E. Handel (44,783,330 votes for,
          411,655  votes  withheld),  Bruce  N. Hawthorne (44,926,971 votes for,
          268,014 votes withheld), C. Shelton James (44,783,340 votes for, 411,645 votes withheld) and Steve G. Nussrallah (44,378,291 votes for, 816,694 votes withheld).
     - The selection by the Board of Directors of Deloitte & Touche LLP as Concurrent's independent auditors for the fiscal year ending June 30, 2002 was ratified (44,739,342 votes for, 417,869 votes against, 37,774 votes abstained).


ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits:

     3.1 - Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

     3.2 - Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 1996).

     3.3 - Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

     3.4 - Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

     3.5 - Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

     4.1 - Form of Common Stock Certificate (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992).

     4.2 - Form of Rights Certificate (incorporated by reference to the Registrant's Current Report on Form 8-K/A filed August 12, 2002).

     4.3 - Amended and Restated Rights Agreement dated as of August 7, 2002 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Registrant's Current Report on Form 8-K/A filed on August 12, 2002).

   11.1* - Statement  Regarding  Composition  of  Per  Share  Earnings.

    99.1 - Certification  of  Chief  Executive  Officer, pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 - Certification  of  Chief  Financial  Officer,  pursuant  to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Data required by Statement of Financial Accounting Standards No. 128, "Earnings per Share," is provided in the Notes to the condensed consolidated financial statements in this report.


(b)  Reports  on  Form  8-K.

     The following reports on Form 8-K were filed during the period covered by this report:

          - Current Report on Form 8-K/A filed on August 12, 2002 relating to amendment and restatement of the section entitled "Anti-takeover Provisions - Restated Certificate of Incorporation and Amended and Restated Bylaw Provisions - Rights Plan" of the Current Report on Form 8-K filed on August 25, 1992.
          - Current Report on Form 8-K filed on August 23, 2002 relating to financial results for the fiscal year ended June 30, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report for the quarter ended September 30, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November  13,  2002     CONCURRENT  COMPUTER  CORPORATION




                                    By:   /s/  Steven  R.  Norton
                                          -------------------------
                                          Steven R. Norton
                                          Executive  Vice  President,
                                          Chief Financial Officer and Secretary
                                          (Principal Financial and Accounting
                                          Officer, Authorized  Officer)

                                 CERTIFICATIONS
                                 --------------

I,  Jack  A.  Bryant,  certify  that:

     1. I have reviewed this quarterly report on Form 10-Q of Concurrent Computer Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  13,  2002

                                      /s/  Jack A. Bryant
                                    ---------------------------------
                                    Name:  Jack A. Bryant
                                    Title: President and Chief Executive Officer

I,  Steven  R.  Norton,  certify  that:

     1. I have reviewed this quarterly report on Form 10-Q of Concurrent Computer Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  13,  2002

                                      /s/  Steven R. Norton
                                    ---------------------------------
                                    Name:  Steven R. Norton
                                    Title: Executive Vice President, Chief
                                           Financial Officer, and Secretary

                                  EXHIBIT INDEX
                                  -------------


     3.1 - Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

     3.2 - Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 1996).

     3.3 - Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

     3.4 - Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

     3.5 - Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

     4.1 - Form of Common Stock Certificate (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992).

     4.2 - Form of Rights Certificate (incorporated by reference to the Registrant's Current Report on Form 8-K/A filed August 12, 2002).

     4.3 - Amended and Restated Rights Agreement dated as of August 7, 2002 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Registrant's Current Report on Form 8-K/A filed on August 12, 2002).

   11.1* - Statement  Regarding  Composition  of  Per  Share  Earnings.

    99.1 - Certification  of  Chief  Executive  Officer, pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.2 - Certification  of  Chief  Financial  Officer,  pursuant  to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Data required by Statement of Financial Accounting Standards No. 128, "Earnings per Share," is provided in the Notes to the condensed consolidated financial statements in this report.