Form 10-Q
period 2002-12-31
CONCURRENT COMPUTER CORP/DE
filed 2003-02-13
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 ----------------


                                    FORM 10-Q


  (Mark One)

          X     Quarterly Report Pursuant to Section 13 or 15(d) of
         ---            the Securities Exchange Act of 1934

               For the Quarterly Period Ended December 31, 2002


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


Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of February 4, 2003 was 61,969,981.

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                             CONCURRENT COMPUTER CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            THREE MONTHS ENDED       SIX MONTHS ENDED
                                               DECEMBER 31,             DECEMBER 31,
                                            2002         2001         2002        2001
                                         -----------  -----------  -----------  --------
Revenues:
  Product:
    Real-time systems                    $    5,879   $    4,862   $    9,971   $10,198
    Video-on-demand systems                   8,879       12,210       21,328    15,464
                                         -----------  -----------  -----------  --------
      Total product revenues                 14,758       17,072       31,299    25,662

  Service:
    Real-time systems                         4,485        5,194        9,163    10,447
    Video-on-demand systems                     891          215        1,813       474
                                         -----------  -----------  -----------  --------
      Total service revenues                  5,376        5,409       10,976    10,921
                                         -----------  -----------  -----------  --------
      Total revenues                         20,134       22,481       42,275    36,583

Cost of sales:
  Product:
    Real-time systems                         2,288        2,127        4,064     4,628
    Video-on-demand systems                   4,936        6,879       10,177     8,767
                                         -----------  -----------  -----------  --------
      Total product cost of sales             7,224        9,006       14,241    13,395

  Service:
    Real-time systems                         2,503        2,964        5,110     5,813
    Video-on-demand systems                     802          431        1,462       835
                                         -----------  -----------  -----------  --------
      Total service cost of sales             3,305        3,395        6,572     6,648
                                         -----------  -----------  -----------  --------
      Total cost of sales                    10,529       12,401       20,813    20,043
                                         -----------  -----------  -----------  --------

Gross margin                                  9,605       10,080       21,462    16,540

Operating expenses:
  Sales and marketing                         4,758        4,174        9,162     8,328
  Research and development                    4,577        3,655        9,024     7,116
  General and administrative                  2,267        2,189        4,595     4,098
                                         -----------  -----------  -----------  --------
      Total operating expenses               11,602       10,018       22,781    19,542
                                         -----------  -----------  -----------  --------

Operating income (loss)                      (1,997)          62       (1,319)   (3,002)

Impairment loss on minority investment       (2,943)           -       (2,943)        -
Interest income - net                           102          192          298       407
Other expense - net                              47          (48)           -       (59)
                                         -----------  -----------  -----------  --------

Income (loss) before income taxes            (4,791)         206       (3,964)   (2,654)

Provision (benefit) for income taxes           (126)         150           81       300
                                         -----------  -----------  -----------  --------

Net income (loss)                        $   (4,665)  $       56   $   (4,045)  $(2,954)
                                         ===========  ===========  ===========  ========

Net income (loss) per share
      Basic                              $    (0.08)  $     0.00   $    (0.07)  $ (0.05)
                                         ===========  ===========  ===========  ========
      Diluted                            $    (0.08)  $     0.00   $    (0.07)  $ (0.05)
                                         ===========  ===========  ===========  ========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                        CONCURRENT COMPUTER CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                              DECEMBER 31,    JUNE 30,
                                                 2002           2002
                                             --------------  ----------
                      ASSETS
Current assets:
  Cash and cash equivalents                  $      29,469   $  30,519
  Accounts receivable - net                         17,905      23,894
  Inventories                                        7,098       6,822
  Deferred tax asset                                   870         870
  Prepaid expenses and other current assets          1,799       1,009
                                             --------------  ----------
    Total current assets                            57,141      63,114

Property, plant and equipment - net                 11,564      10,696
Purchased developed computer software - net          1,298       1,393
Goodwill                                            10,744      10,744
Investment in minority owned companies               4,883       7,814
Note receivable from minority owned company          6,000       3,000
Deferred tax asset                                   1,087       1,087
Other long-term assets - net                           799         840
                                             --------------  ----------
    Total assets                             $      93,516   $  98,688
                                             ==============  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses      $      12,101   $  15,514
  Deferred revenue                                   5,129       4,055
                                             --------------  ----------
   Total current liabilities                       17,230      19,569

Long-term liabilities:
  Deferred revenue                                   2,097       1,677
  Deferred tax liability                             1,757       1,634
  Other                                              7,126       6,584
                                             --------------  ----------
    Total liabilities                               28,210      29,464

Stockholders' equity:
  Common stock                                         618         618
  Capital in excess of par value                   173,112     172,929
  Accumulated deficit                             (102,422)    (98,377)
  Treasury stock                                       (58)        (58)
  Accumulated other comprehensive loss              (5,944)     (5,888)
                                             --------------  ----------
    Total stockholders' equity                      65,306      69,224
                                             --------------  ----------

Total liabilities and stockholders' equity   $      93,516   $  98,688
                                             ==============  ==========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                        CONCURRENT COMPUTER CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                           SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                           2002        2001
                                                        ----------  ----------
OPERATING ACTIVITIES
Net loss                                                $  (4,045)  $  (2,954)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
  Accrual of non-cash warrants                                192       1,417
  Depreciation and amortization                             2,324       2,423
  Impairment loss on minority investment                    2,943           -
  Other non cash expenses                                      84         324
  Changes in operating assets and liabilities:
     Accounts receivable                                    5,982      (6,022)
     Inventories                                             (354)        946
     Prepaid expenses and other current assets               (790)       (401)
     Other long-term assets                                    (4)        (32)
     Accounts payable and accrued expenses                 (3,413)       (615)
     Short-term deferred revenue                            1,074      (1,093)
     Long-term liabilities                                  1,127        (234)
                                                        ----------  ----------
  Total adjustments to net loss                             9,165      (3,287)
                                                        ----------  ----------
Net cash provided by (used in) operating activities         5,120      (6,241)

INVESTING ACTIVITIES
  Net additions to property, plant and equipment           (2,988)     (2,274)
  Note receivable from minority owned company              (3,000)          -
  Other                                                       (29)          -
                                                        ----------  ----------
Net cash used in investing activities                      (6,017)     (2,274)

FINANCING ACTIVITIES
  Net repayment of capital lease obligation                   (42)        (38)
  Proceeds from sale and issuance of common stock               8      27,271
                                                        ----------  ----------
Net cash provided by (used in) financing activities           (34)     27,233

Effect of exchange rates on cash and cash equivalents        (119)         59
                                                        ----------  ----------

Increase (decrease) in cash and cash equivalents           (1,050)     18,777
Cash and cash equivalents at beginning of period           30,519       9,460
                                                        ----------  ----------
Cash and cash equivalents at end of period              $  29,469   $  28,237
                                                        ==========  ==========

Cash paid during the period for:
  Interest                                              $       9   $      46
                                                        ==========  ==========
  Income taxes (net of refunds)                         $     249   $     317
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

2.   BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Common share equivalents of 6,200,000 and 3,596,000 for the three month periods ended December 31, 2002 and 2001, respectively, were excluded from the calculation as their effect was antidilutive. Common share equivalents of 6,164,000 and 7,385,000 for the six month periods ended December 31, 2002 and 2001, respectively, were excluded from the calculation as their effect was antidilutive. The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share for the periods indicated:

                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                           DECEMBER 31, 2002    DECEMBER 31, 2002
                                          -------------------  -------------------
                                           BASIC     DILUTED    BASIC     DILUTED
                                          --------  ---------  --------  ---------
Average outstanding shares                 61,863     61,863    61,862     61,862
Dilutive effect of options and warrants         -          -         -          -
                                          --------  ---------  --------  ---------
Equivalent shares                          61,863     61,863    61,862     61,862
                                          ========  =========  ========  =========

Net loss                                  $(4,665)  $ (4,665)  $(4,045)  $ (4,045)
                                          ========  =========  ========  =========
Loss per share                            $ (0.08)  $  (0.08)  $ (0.07)  $  (0.07)
                                          ========  =========  ========  =========


                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                           DECEMBER 31, 2001    DECEMBER 31, 2001
                                          -------------------  -------------------
                                           BASIC     DILUTED    BASIC     DILUTED
                                          --------  ---------  --------  ---------
Average outstanding shares                 61,031     61,031    60,297     60,297
Dilutive effect of options and warrants         -      3,730         -          -
                                          --------  ---------  --------  ---------
Equivalent shares                          61,031     64,761    60,297     60,297
                                          ========  =========  ========  =========

Net income (loss)                         $    56   $     56   $(2,954)  $ (2,954)
                                          ========  =========  ========  =========
Income (loss) per share                   $  0.00   $   0.00   $ (0.05)  $  (0.05)
                                          ========  =========  ========  =========

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

4.   INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method. The components of inventories are as follows:

     (DOLLARS IN THOUSANDS)

                      DECEMBER 31,      JUNE 30,
                         2002            2002
                      -------------  ------------
     Raw materials    $       4,869  $      5,030
     Work-in-process          2,041         1,633
     Finished goods             188           159
                      -------------  ------------
                      $       7,098  $      6,822
                      =============  ============

5.   INVESTMENTS IN AND RECEIVABLE FROM MINORITY OWNED COMPANIES

      In  March  2002,  Concurrent  invested  in  Thirdspace  Living  Limited
("Thirdspace"). Thirdspace is a closely held United Kingdom global software services corporation that offers interactive and on-demand television solutions for DSL (digital subscriber line) and other broadband networks. Concurrent invested cash of $4 million and issued 291,461 shares of its common stock (valued at $10.29 per share) in exchange for 1,220,601 series C shares of Thirdspace, giving Concurrent a 14.4% ownership interest in all shares outstanding as of the investment date. As part of this transaction, Concurrent capitalized approximately $300,000 in various transaction costs. The resale of the 291,461 shares was registered under a resale registration statement filed with the Securities and Exchange Commission and declared effective on June 20, 2002. As of December 31, 2002, all of these shares had been sold by Thirdspace. In exchange for its investment, Concurrent also received a warrant for 400,000 series C shares of Thirdspace. The warrant became exercisable on December 19, 2002. If the fair market value of the warrant on the date of exercise is less than $5.73 per share, then the exercise price will be the then current fair market value. If the fair market value of the warrant on the date of exercise is equal to or greater than $5.73 per share, then the exercise price will be the greater of $5.73 or 85% of the then current fair market value.

      Although the fair market value of the Thirdspace Series C common stock and the Thirdspace warrant is not readily determinable, management has evaluated Thirdspace's financial condition and actual performance relative to expected performance, the market conditions of the telecommunications sector, and the state of the economy and has estimated the impact on the valuation of Thirdspace. Based on this analysis, Concurrent believes that there has been an other-than-temporary decline in the market value of its minority equity investment in Thirdspace and has recorded a $2.9 million impairment charge against the investment in Thirdspace in the quarter ended December 31, 2002.

     Concurrent also loaned Thirdspace $6 million in exchange for two $3 million long-term convertible notes receivable, bearing interest at 8% annually, with interest payments first due December 31, 2002, and semi-annually, thereafter. The notes are convertible into Series C shares of Thirdspace, at the option of Concurrent, beginning six months after issuance (March 19, 2002 and September 3, 2002, respectively) and may be converted at any time prior to 48 months after the issuance of the notes. The notes are convertible based on the then fair market value of the common stock. The first note became convertible on September 19, 2002. Concurrent has a security interest in all of the assets of Thirdspace, which is subject to a prior lien on Thirdspace's intellectual property securing an obligation of approximately $3.8 million at December 31, 2002. Other than the prior lien on Thirdspace's intellectual property, Concurrent's security interest ranks ratably with those of other secured creditors. As of December 31, 2002, Thirdspace had an aggregate of $1.5 million of additional debt that ranks ratably with Concurrent's indebtedness. Thirdspace has not yet made the initial interest payment due December 31, 2002. Consequently, Concurrent has not recorded the interest earned during the quarter ended December 31, 2002 as income for the quarter. Concurrent will recognize the interest as income in the quarter collected or when the likelihood of collection becomes probable.

      Concurrent is accounting for its investment in the common stock and warrant of Thirdspace using the cost method, as Concurrent does not believe it exercises significant influence on Thirdspace. The convertible notes are recorded at fair value, in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", with changes in fair value recorded as a component of other comprehensive income.

     The future success of Thirdspace and the growth in the number of customers utilizing their interactive and on-demand television technology is dependent upon, among other things, their ability to obtain additional funding for operations, the state of the economy, and the financial condition and willingness to deploy video applications by the telecommunications industry. The inability of Thirdspace to obtain additional funding or the continued weak status of the economy, especially the telecommunications sector, would have an adverse impact on the financial condition and performance of Thirdspace and may require Concurrent to further write-down its equity investment in Thirdspace and possibly the notes receivable. Even though Concurrent has a security interest in Thirdspace's assets, there can be no assurance that such assets will be sufficient to repay the debt owed to Concurrent in the event of insolvency. Concurrent could lose its entire debt and equity investment in Thirdspace. The investment and notes receivable are reviewed for impairment on a quarterly basis in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" and SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities". Any further adjustment to the value of the investment or the notes receivable will be recognized in the consolidated statements of operations in the period the decrease in fair value is determined.

     In the ordinary course of business, Concurrent sells equipment to Thirdspace. During the three month and six month periods ended December 31, 2002, Concurrent sold $36,000 and $76,000 of equipment, respectively, to Thirdspace.

     In April 2002, Concurrent invested cash of $500,000 in Everstream Holdings, Inc. ("Everstream") in exchange for 480,770 shares of Series C Preferred stock, giving Concurrent a 4.9% ownership interest. Everstream is a privately held company specializing in broadband advertising systems, software, infrastructure and related integration services. Concurrent is accounting for its investment in the Series C Preferred stock of Everstream using the cost method, as Concurrent does not believe it exercises significant influence on Everstream. The investment is reviewed for impairment on a quarterly basis.

     In the ordinary course of business, Concurrent purchases consulting services from Everstream. During the three month and six month periods ended December 31, 2002, Concurrent purchased $403,000 and $638,000 of contract software development services, respectively, from Everstream.

6.   ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     The components of accounts payable and accrued expenses are as follows:

     (DOLLARS IN THOUSANDS)

                                    DECEMBER 31,      JUNE 30,
                                       2002            2002
                                    -------------  -------------
     Accounts payable, trade        $       3,691  $       5,351
     Accrued payroll, vacation and
       other employee expenses              4,572          5,872
     Warranty accrual                       2,294          2,272
     Other accrued expenses                 1,544          2,019
                                    -------------  -------------
                                    $      12,101  $      15,514
                                    =============  =============

7.   COMPREHENSIVE  INCOME

     Concurrent's total comprehensive income (loss) is as follows:

     (DOLLARS IN THOUSANDS)

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     DECEMBER 31,                DECEMBER 31,
                                                  2002          2001          2002          2001
                                              ------------  ------------  ------------  ------------
Net income (loss)                             $    (4,665)  $        56   $    (4,045)  $    (2,954)

Other comprehensive income (loss):
  Foreign currency translation income (loss)          162          (180)          (56)           93

                                              ------------  ------------  ------------  ------------
Total comprehensive income (loss)             $    (4,503)  $      (124)  $    (4,101)  $    (2,861)
                                              ============  ============  ============  ============

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

     The following summarizes the operating income (loss) by segment for the three-month periods ended December 31, 2002 and December 31, 2001, respectively:

     (DOLLARS IN THOUSANDS)

                                      THREE MONTHS ENDED DECEMBER 31, 2002 (UNAUDITED)
                               -------------------------------------------------------------
                                 REAL-TIME         VOD          CORPORATE         TOTAL
                               -------------  --------------  --------------  --------------
Revenues:
  Product                      $       5,879  $       8,879   $           -   $      14,758
  Service                              4,485            891               -           5,376
                               -------------  --------------  --------------  --------------
     Total                            10,364          9,770               -          20,134

Cost of sales:
  Product                              2,288          4,936               -           7,224
  Service                              2,503            802               -           3,305
                               -------------  --------------  --------------  --------------
     Total                             4,791          5,738               -          10,529
                               -------------  --------------  --------------  --------------

Gross margin                           5,573          4,032               -           9,605

Operating expenses
  Sales and marketing                  1,924          2,682             152           4,758
  Research and development             1,278          3,299               -           4,577
  General and administrative             406            502           1,359           2,267
                               -------------  --------------  --------------  --------------
    Total operating expenses           3,608          6,483           1,511          11,602
                               -------------  --------------  --------------  --------------

Operating income (loss)        $       1,965  $      (2,451)  $      (1,511)  $      (1,997)
                               =============  ==============  ==============  ==============


                                      THREE MONTHS ENDED DECEMBER 31, 2001 (UNAUDITED)
                               -------------------------------------------------------------
                                 REAL-TIME         VOD          CORPORATE         TOTAL
                               -------------  --------------  --------------  --------------
Revenues:
  Product                      $       4,862  $      12,210   $           -   $      17,072
  Service                              5,194            215               -           5,409
                               -------------  --------------  --------------  --------------
     Total                            10,056         12,425               -          22,481

Cost of sales:
  Product                              2,127          6,879               -           9,006
  Service                              2,964            431               -           3,395
                               -------------  --------------  --------------  --------------
     Total                             5,091          7,310               -          12,401
                               -------------  --------------  --------------  --------------

Gross margin                           4,965          5,115               -          10,080

Operating expenses
  Sales and marketing                  1,726          2,312             136           4,174
  Research and development             1,272          2,383               -           3,655
  General and administrative             393            564           1,232           2,189
                               -------------  --------------  --------------  --------------
    Total operating expenses           3,391          5,259           1,368          10,018
                               -------------  --------------  --------------  --------------

Operating income (loss)        $       1,574  $        (144)  $      (1,368)  $          62
                               =============  ==============  ==============  ==============

     The following summarizes the operating income (loss) by segment for the six-month periods ended December 31, 2002 and December 31, 2001, respectively:

     (DOLLARS  IN  THOUSANDS)

                                                    SIX MONTHS ENDED DECEMBER 31, 2002 (UNAUDITED)
                                                    ----------------------------------------------
                                                    REAL-TIME       VOD       CORPORATE    TOTAL
                                                    ----------  -----------  -----------  --------
Revenues:
  Product                                           $    9,971  $   21,328   $        -   $31,299
  Service                                                9,163       1,813            -    10,976
                                                    ----------  -----------  -----------  --------
    Total                                               19,134      23,141            -    42,275

Cost of sales:
  Product                                                4,064      10,177            -    14,241
  Service                                                5,110       1,462            -     6,572
                                                    ----------  -----------  -----------  --------
    Total                                                9,174      11,639            -    20,813
                                                    ----------  -----------  -----------  --------

Gross margin                                             9,960      11,502            -    21,462

Operating expenses
  Sales and marketing                                    3,768       5,086          308     9,162
  Research and development                               2,677       6,347            -     9,024
  General and administrative                               835       1,065        2,695     4,595
                                                    ----------  -----------  -----------  --------
    Total operating expenses                             7,280      12,498        3,003    22,781
                                                    ----------  -----------  -----------  --------

Operating income (loss)                             $    2,680  $     (996)  $   (3,003)  $(1,319)
                                                    ==========  ===========  ===========  ========


                                                    SIX MONTHS ENDED DECEMBER 31, 2001 (UNAUDITED)
                                                    REAL-TIME       VOD       CORPORATE    TOTAL
                                                    ----------  -----------  -----------  --------
Revenues:
  Product                                           $   10,198  $   15,464   $        -   $25,662
  Service                                               10,447         474            -    10,921
                                                    ----------  -----------  -----------  --------
    Total                                               20,645      15,938            -    36,583

Cost of sales:
  Product                                                4,628       8,767            -    13,395
  Service                                                5,813         835            -     6,648
                                                    ----------  -----------  -----------  --------
    Total                                               10,441       9,602            -    20,043
                                                    ----------  -----------  -----------  --------

Gross margin                                            10,204       6,336            -    16,540

Operating expenses
  Sales and marketing                                    3,363       4,676          289     8,328
  Research and development                               2,504       4,612            -     7,116
  General and administrative                               752         872        2,474     4,098
                                                    ----------  -----------  -----------  --------
    Total operating expenses                             6,619      10,160        2,763    19,542
                                                    ----------  -----------  -----------  --------

Operating income (loss)                             $    3,585  $   (3,824)  $   (2,763)  $(3,002)
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

     Concurrent is also generally obligated to issue new warrants to purchase shares of its Common Stock to Comcast at the end of each quarter through March 31, 2004, based upon specified performance goals which are measured by the number of Comcast basic cable subscribers that have the ability to utilize the VOD service. The incremental number of subscribers that have access to VOD at each quarter end as compared to the prior quarter end multiplied by a specified percentage is the number of additional warrants that were earned during the quarter. These warrants are referred to as the "Performance Warrants". Concurrent issued to Comcast a performance warrant for 4,431 shares on October 9, 2001, exercisable at $6.251 per share over a four-year term, a performance warrant for 52,511 shares on January 15, 2002, exercisable at $15.019 per share over a four year term, and a performance warrant for 1,502 shares on August 10, 2002, exercisable at $5.707 per share over a four year term.

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

     Concurrent is recognizing the value of the Performance Warrants and the Cliff Warrants over the term of the agreement as Comcast purchases additional VOD servers from Concurrent and makes the service available to its customers. For the three month period ended December 31, 2002, Concurrent recognized $56,000 as a decrease in revenue for the Performance Warrants and Cliff Warrants that have been earned but unissued. For the six month period ended December 31, 2002, Concurrent recognized $2,000 as an increase in revenue for the Performance Warrants and Cliff Warrants that have been earned but unissued. The three month decrease in revenue results from the increase in basic subscribers during the three months ended December 31, 2002. This quarterly decrease in revenue was more than offset over the six month period ended December 31, 2002 by an increase in revenue due to a decrease in the value of the unissued warrants using the Black-Scholes valuation model. For the three month and six month periods ended December 31, 2001, Concurrent recognized $287,000 and $692,000, respectively, as a reduction to revenue for the Performance Warrants and Cliff Warrants that were earned.

     The value of the warrants is determined using the Black-Scholes valuation model. The weighted-average assumptions used for the quarter ended December 31, 2002 were: expected dividend yield of 0%; risk-free interest rate of 2.39%; expected life of 4 years; and an expected volatility of 119.57%. Concurrent will adjust the value of the earned but unissued warrants on a quarterly basis using the Black-Scholes valuation model until the warrants are actually issued. The value of the new warrants earned and any adjustments in value for warrants previously earned will be determined using the Black-Scholes valuation model and recognized as part of revenue on a quarterly basis.

     The exercise price of the warrants is subject to adjustment for stock splits, combinations, stock dividends, mergers, and other similar recapitalization events. The exercise price is also subject to adjustment for issuance of additional equity securities at a purchase price less than the then current fair market value of Concurrent's Common Stock. Based on the information that is currently available, Concurrent does not expect the warrants to be issued to Comcast to exceed 1% of its outstanding shares of Common Stock over the term of the agreement. The exercise price of the warrants to be issued to Comcast will equal the average closing price of Concurrent's Common Stock for the 30 trading days prior to the applicable warrant issuance date and will be exercisable over a four year term.

     In accordance with a five year definitive agreement with Scientific Atlanta, Inc. ("SAI") executed in August of 1998, Concurrent agreed to issue warrants to SAI upon achievement of pre-determined revenue targets. The value of these warrants cannot exceed 5% of applicable revenue and the number of shares of Concurrent common stock related to the warrant are determined using the Black-Scholes valuation model and cannot exceed 888,888 shares for every $30 million of revenue from the sale of VOD servers using the SAI platform. The Black-Scholes value of these warrants cannot impact gross margin by more than $1.5 million per $30 million of applicable revenue. Concurrent accrues for this cost as a part of cost of sales at the time of recognition of applicable revenue. For each of the three month periods ended December 31, 2002 and 2001, Concurrent accrued $190,000 and $559,000, respectively, as a part of VOD systems cost of sales for SAI performance warrants that have been earned but unissued. For each of the six month periods ended December 31, 2002 and 2001, Concurrent accrued $193,000 and $725,000, respectively, as a part of VOD systems cost of sales for SAI performance warrants that have been earned but unissued. As a result of the cumulative revenue from sales of VOD servers using the SAI platform reaching the first $30 million revenue target, Concurrent issued to SAI a warrant for 261,164 shares on April 1, 2002, exercisable at $7.106 per share over a four year term.

10.  REVOLVING  CREDIT  FACILITY

     Concurrent had a revolving credit facility with a bank which provided for borrowings up to $5 million at an interest rate of prime plus 0.75% or between LIBOR plus 2.25% and LIBOR plus 3.00% depending on Concurrent's ratio of Consolidated Funded Debt (as defined in the credit facility) to EBITDA. Concurrent pledged substantially all of its assets as collateral for the facility. No borrowings were outstanding at December 31, 2002 under the credit facility and the credit facility expired on December 31, 2002. Concurrent has elected not to renew or extend this credit facility beyond its December 31, 2002 expiration date.

11.  RECENT  ACCOUNTING  PRONOUNCEMENTS

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for Concurrent's 2003 annual financial statements, whereas the interim disclosure provisions are effective for Concurrent's first quarter of fiscal 2004. Management is currently assessing the impact on its disclosure in its annual report and its interim reports of the adoption of SFAS No. 148. The company plans to continue accounting for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations.

12.  CONTINGENCIES

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

     The value of the warrants is determined using the Black-Scholes valuation model. The weighted assumptions used for the quarter ended December 31, 2002 were: expected dividend yield - 0%; risk free interest rate - 2.39%; expected life - 4 years; and expected volatility - 119.57%. Concurrent will adjust the value of the earned but unissued warrants on a quarterly basis using the valuation option-pricing model until the warrants are actually issued. The value of the new warrants earned, but unissued, and any adjustments in value for warrants previously earned, but unissued, will be determined using the Black-Scholes valuation model and recognized as part of revenue on a quarterly basis. To the extent the above assumptions change on a periodic basis, or the number of subscribers capable of receiving VOD increases or decreases, revenue and gross margins may be positively or negatively impacted.

     In accordance with a five year definitive agreement with Scientific Atlanta, Inc. ("SAI") executed in August of 1998, Concurrent agreed to issue warrants to SAI upon achievement of pre-determined revenue targets. The value of these warrants cannot exceed 5% of applicable revenue and the number of shares related to the warrant are determined using the Black-Scholes valuation model and cannot exceed 888,888 shares for every $30 million of revenue from the sale of VOD servers using the SAI platform. The Black-Scholes value of these warrants cannot impact gross margin by more than $1.5 million per $30 million of applicable revenue. Concurrent accrues for this cost as a part of cost of sales at the time of recognition of applicable revenue.

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


   Impairment of Goodwill

     At December 31, 2002, Concurrent had $10.7 million of goodwill. In assessing the recoverability of Concurrent's goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If the estimates or their related assumptions change in the future, Concurrent may be required to record impairment charges for these assets not previously recorded. In connection with the adoption of SFAS 142, Concurrent was required to perform an impairment assessment within six months of its July 1, 2001 adoption. As of September 30, 2001, Concurrent completed this transitional impairment test and deemed that no impairment loss was necessary. In accordance with SFAS 142, Concurrent performed an annual impairment test as of July 1, 2002, reaffirming that no impairment loss is necessary. Any subsequent impairment losses, if any, will be reflected in operating income in the income statement.

   Valuation of Deferred Tax Assets

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At December 31, 2002 and June 30, 2002, substantially all of the deferred tax assets have been fully reserved due to the operating losses for the past several years and the inability to assess as more likely than not the likelihood of generating sufficient future taxable income to realize such benefits.

   Investment In and Receivable from Minority Owned Company

     Concurrent has a 14.4% equity ownership interest in Thirdspace resulting from a $7.3 million investment made in March 2002. Additionally, Concurrent has two long-term notes receivable due from Thirdspace that total $6 million. As of December 31, 2002, Concurrent evaluated it's $7.3 million investment in Thirdspace and determined a $2.9 million impairment charge of its investment was necessary, based upon Thirdspace's financial condition and actual performance relative to expected performance, the market conditions of the telecommunications sector, the state of the economy, and the reduced market value of Thirdspace. As a result of the charge, Concurrent has adjusted the value of its investment in Thirdspace to its estimated fair market value at December 31, 2002. Thirdspace has not yet made the initial interest payment due on the notes receivable on December 31, 2002.

     The future success of Thirdspace and the growth in the number of customers utilizing their interactive and on-demand television technology is dependent upon, among other things, their ability to obtain additional funding for operations, the state of the economy, and the financial condition and willingness to deploy video applications by the telecommunications industry. The inability of Thirdspace to obtain additional funding or the continued weak status of the economy, especially the telecommunications sector, would have an adverse impact on the financial condition and performance of Thirdspace and may require Concurrent to further write-down its equity investment in Thirdspace and possibly the notes receivable. Even though Concurrent has a security interest in Thirdspace's assets, there can be no assurance that such assets will be sufficient to repay the debt owed to Concurrent in the event of insolvency. Concurrent could lose its entire debt and equity investment in Thirdspace. The investment and notes receivable are reviewed for impairment on a quarterly basis in accordance with Accounting Principles Board

Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" and SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities". Any further adjustment to the value of the investment or the notes receivable will be recognized in the consolidated statements of operations in the period the decrease in fair value is determined.

SELECTED OPERATING DATA AS A PERCENTAGE OF TOTAL REVENUE

     The following table sets forth selected operating data as a percentage of total revenue, unless otherwise indicated, for certain items in Concurrent's consolidated statements of operations for the periods indicated.

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       DECEMBER 31,            DECEMBER 31,
                                                     2002        2001        2002        2001
                                                  ----------  ----------  ----------  ----------
                                                         (Unaudited)            (Unaudited)
Net sales:
  Product sales (% of total sales):

    Real-time systems                                 29.2 %       21.6%      23.6 %      27.9 %
    Video-on-demand systems                            44.1        54.3        50.5        42.3
                                                  ----------  ----------  ----------  ----------
      Total product sales                              73.3        75.9        74.0        70.1
  Service:
    Real-time systems                                  22.3        23.1        21.7        28.6
    Video-on-demand systems                             4.4         1.0         4.3         1.3
                                                  ----------  ----------  ----------  ----------
      Total service sales                              26.7        24.1        26.0        29.9
                                                  ----------  ----------  ----------  ----------
      Total                                           100.0       100.0       100.0       100.0

Cost of sales (% of respective sales category):
  Product:
    Real-time systems                                  38.9        43.8        40.8        45.4
    Video-on-demand systems                            55.6        56.3        47.7        56.7
                                                  ----------  ----------  ----------  ----------
      Total product cost of sales                      48.9        52.8        45.5        52.2

  Service:
    Real-time systems                                  55.8        57.1        55.8        55.6
    Video-on-demand systems                            90.0       200.5        80.6       176.2
                                                  ----------  ----------  ----------  ----------
      Total service cost of sales                      61.5        62.7        59.9        60.9
                                                  ----------  ----------  ----------  ----------
      Total cost of sales                              52.3        55.2        49.2        54.8
                                                  ----------  ----------  ----------  ----------
Gross margin                                           47.7        44.8        50.8        45.2

Operating expenses:
  Sales and marketing                                  23.6        18.6        21.7        22.8
  Research and development                             22.7        16.3        21.3        19.5
  General and administrative                           11.3         9.7        10.9        11.2
                                                  ----------  ----------  ----------  ----------
      Total operating expenses                         57.6        44.6        53.9        53.4
                                                  ----------  ----------  ----------  ----------

Operating income (loss)                                (9.9)        0.3        (3.1)       (8.2)

Impairment loss on minority investment                (14.6)          -        (7.0)          -
Interest income - net                                   0.5         0.9         0.7         1.1
Other expense - net                                     0.2        (0.2)          -        (0.2 )
                                                  ----------  ----------  ----------  ----------

Income (loss) before income taxes                     (23.8)        0.9        (9.4)       (7.3)

Provision (benefit) for income taxes                   (0.6)        0.7         0.2         0.8
                                                  ----------  ----------  ----------  ----------

Net income (loss)                                     (23.2)%       0.2%       (9.6)%      (8.1)%
                                                  ==========  ==========  ==========  ==========

RESULTS OF OPERATIONS

THE QUARTER ENDED DECEMBER 31, 2002 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2001

      Product Sales. Total product sales were $14.8 million for the three months ended December 31, 2002, a decrease of $2.3 million or 13.6% from $17.1 million for the three months ended December 31, 2001. This decrease resulted from VOD product sales decreasing by $3.3 million to $8.9 million in the three month period ended December 31, 2002 from $12.2 million for the same period in 2001. The decrease in VOD product sales is primarily due to increased scrutiny by the cable operators of their capital expenditures as they continue to put more focus on positive free cash flow. During the three months ended December 31, 2002, VOD product purchases from each of three North American multiple system cable operators (MSO'S) accounted for more than 10% of VOD system revenue and 96% of VOD system revenue in the aggregate. During the three months ended December 31, 2001, VOD product purchases from one particular North American multiple system cable operator accounted for 96.0% of VOD system revenue.

     Sales of Real-Time products increased 20.9% to $5.9 million during the three month period ended December 31, 2002 from $4.9 million in the three month period ended December 31, 2001. This increase in real-time product revenue is due to an increase in product sales to the Real-time division's largest customer and is related to a new real-time project for which this particular customer had not engaged Concurrent in the prior year. Sales to this single customer accounted for approximately 56.0% of real-time product sales during the quarter ended December 31, 2002, compared to 29.0% of real-time product sales during the same period in the prior year.

     Service Sales. Service sales remained at $5.4 million for the three months ended December 31, 2002, compared to the same period in the prior year. VOD service revenue increased $0.7 million, or 314% to $0.9 million in the three month period ended December 31, 2002 from $0.2 million for the same period in 2001, as the Xstreme division continues to build its VOD customer base that requires installation, training, and technical support. This increase was partially offset by the $0.7 million decrease in real-time service revenue to $4.5 million in the three month period ended December 31, 2002 from $5.2 million for the same period in the prior year. Real-time service revenue continues to decline primarily due to the cancellation of proprietary computer maintenance contracts as the machines are removed from service, and due to customers switching from proprietary real-time systems to Concurrent's open systems which are less expensive to maintain.

     Product Gross Margin. The product gross margin decreased to $7.5 million for the three months ended December 31, 2002 from $8.1 million for the three months ended December 31, 2001. The gross margin as a percentage of sales increased to 51.1% in the three month period ended December 31, 2002 from 47.2% in the three month period ended December 31, 2001, due to increases in both VOD and real-time product margins in the current year quarter. VOD product gross margins increased to 44.4% in the three month period ended December 31, 2002 from 43.7% in the three month period ended December 31, 2001, due to improved efficiencies in the new MediaHawk model 3000 server. Real-time product gross margins increased to 61.1% for the three months ended December 31, 2002 from 56.3% for the three months ended December 31, 2001, primarily due to strong margins on both hardware and software product sales.

     Service Gross Margin. The gross margin on service sales increased to 38.5% for the three months ended December 31, 2002 from 37.2% for the same period in 2001. This increase results from a $0.7 million increase in VOD service revenue, bringing margins to 10.0% during the three months ended December 31, 2002 compared to a negative margin of 100.0% of VOD service revenue during the same period in the prior year. VOD service margins have increased as the Xstreme division continues to build revenue from its growing customer base that requires installation, training, and technical support at a faster rate than the costs to support such services are growing. Real-time service margins increased to 44.2% during the three months ended December 31, 2002, compared to 42.9% during the same period in the prior year. This increase was due to a reduction in service personnel as the Real-time division has scaled down the infrastructure that is necessary to fulfill declining contractual obligations resulting from the cancellation of other proprietary computer maintenance contracts as the machines are removed from service, and due to customers switching from proprietary real-time systems to Concurrent's open systems which are less expensive to maintain.

     Sales and Marketing. Sales and marketing expenses increased as a percentage of sales to 23.6% for the three months ended December 31, 2002 from 18.6% for the three months ended December 31, 2001. These expenses increased to $4.8 million during the three month period ended December 31, 2002 from $4.2 million in the three month period ended December 31, 2001. The Real-Time division's sales and marketing expenses increased $0.2 million due primarily to additional personnel and due to an increase in trade show and related travel expenses, when compared to the prior year quarter. The Xstreme division's sales and marketing expenses increased $0.4 million in the three months ended December 31, 2002 compared to the same period in the prior year due to $0.3 million in severance costs for international personnel and due to additional trade show and travel related costs.

     Research and Development. Research and development expenses increased as a percentage of sales to 22.7% for the three month period ended December 31, 2002 from 16.3% for the three month period ended December 31, 2001. These expenses increased $0.9 million to $4.6 million during the three month period ended December 31, 2002 from $3.7 million during the same period ended December 31, 2001. This increase is due to additional VOD research and development expenses as the Real-Time division's research and development expenses remained at $1.3 million during each of the three months ended December 31, 2002 and 2001. Since the three months ended December 31, 2001, the Xstreme division added new development staff and utilized outside consultants to focus on new application software development and customer specific integration activities. These additions resulted in a $0.7 million increase in VOD research and development expenses in the three months ended December 31, 2002 when compared to the same period in the prior year.

     General and Administrative. General and administrative expenses increased as a percentage of sales to 11.3% for the three months ended December 31, 2002 from 9.7% during the same period in the prior year. These expenses increased $0.1 million to $2.3 million during the three month period ended December 31, 2002 from $2.2 million during the same period ended December 31, 2001, due to a $0.2 million increase in salaries, wages and benefits. Since late in the quarter ended December 31, 2001, Concurrent has strengthened its legal and investor relations departments and during the fourth quarter of the prior fiscal year hired a new Xstreme division president. In addition, Concurrent has experienced a $0.1 million increase in corporate insurance costs since the three months ended December 31, 2001. Partially offsetting these additional costs was a $0.1 million decline in bad debt expense.

     Impairment Loss on Minority Investment. Concurrent recorded a $2.9 million impairment charge during the quarter ended December 31, 2002, due to an other-than-temporary decline in the estimated market value of a minority equity investment in Thirdspace. The impairment of this investment is based upon Thirdspace's financial condition and actual performance relative to expected performance, the market conditions of the telecommunications sector, the state of the economy and the reduced market value of Thirdspace.

     Income Taxes. Concurrent recorded an income tax benefit for its domestic and foreign subsidiaries of $126,000 during the three month period ended December 31, 2002, compared to income tax expense of $150,000 during the three month period ended December 31, 2001. This benefit is based on a pre-tax net loss of $4.8 million and pre-tax net income of $0.2 million in the three month periods ended December 31, 2002 and 2001, respectively. In addition, for the quarter ended December 31, 2002, Concurrent reversed the prior quarter utilization of certain net operating loss carryovers that were generated prior to the 1991 quasi-reorganization, the benefit of which was recorded directly to equity rather than as a reduction to federal income tax expense.

     Net Income (Loss). Concurrent recorded a net loss of $4.7 million or $0.08 per basic and diluted share for the three months ended December 31, 2002, compared to net income of $0.1 million or $0.00 per basic and diluted share for the three months ended December 31, 2001.

THE SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2001

     Product Sales. Total product sales were $31.3 million for the six months ended December 31, 2002, an increase of $5.6 million or 22.0% from $25.7 million for the six months ended December 31, 2001. This increase resulted from VOD product sales increasing by $5.9 million to $21.3 million in the six month period ended December 31, 2002 from $15.5 million for the same period in 2001. The increase in VOD product sales is due to the increase in Concurrent's VOD customer base, as two North American MSO's that purchased VOD systems during the six months ended December 31, 2002 did not purchase VOD systems from Concurrent during the same period in the prior year. During the six months ended December 31, 2002, VOD product purchases from each of four North American MSO's accounted for more than 10% of VOD system revenue and 88.1% of VOD system revenue in the aggregate. Sales of real-time products decreased slightly by 2.2% to $10.0 million in the six month period ended December 31, 2002 from $10.2 million in the six month period ended December 31, 2001, partially offsetting the increase in VOD product sales. Sales to a single customer accounted for approximately 51.8% of real-time product sales during the six months ended December 31, 2002.

     Service Sales. Service sales increased $0.1 million to $11.0 million for the six months ended December 31, 2002 from $10.9 million for the six months ended December 31, 2001. The increase resulted from VOD service revenue increasing $1.3 million to $1.8 million in the six month period ended December 31, 2002 from $0.5 million for the same period in 2001, as the Xstreme division continues to build its VOD customer base that requires installation, training, and technical support. This increase was partially offset by the $1.2 million decrease in real-time service revenue to $9.2 million in the six month period ended December 31, 2002 from $10.4 million for the same period in the prior year. Real-time service revenue continues to decline primarily due to the cancellation of proprietary computer maintenance contracts as the machines are removed from service, and due to customers switching from proprietary real-time systems to Concurrent's open systems which are less expensive to maintain.

     Product Gross Margin. The product gross margin increased to $17.1 million for the six months ended December 31, 2002 from $12.3 million for the six months ended December 31, 2001. The gross margin as a percentage of sales increased to 54.5% in the six month period ended December 31, 2002 from 47.8% in the six month period ended December 31, 2001, due to increases in both VOD and real-time product margins in the current year quarter. VOD product gross margins increased to 52.3% in the six month period ended December 31, 2002 from 43.3% in the six month period ended December 31, 2001, due to improved efficiencies in the new MediaHawk model 3000 server and a favorable product mix. Real-time product gross margins increased to 59.2% for the six months ended December 31, 2002 from 54.6% for the six months ended December 31, 2001, primarily due to strong margins on both hardware and software product sales.

     Service Gross Margin. The gross margin on service sales remained consistent on a consolidated basis, increasing slightly to 40.1% for the six months ended December 31, 2002 from 39.1% for the same period in 2001. This increase results from a $1.3 million increase in VOD service revenue, bringing margins to 19.4% during the six months ended December 31, 2002 compared to a negative margin of 76.2% of VOD service revenue during the same period in the prior year. VOD service margins have increased as the Xstreme division continues to build revenue from its growing customer base that requires installation, training, and technical support at a faster rate than the costs to support such services are growing. The increase in VOD service margins was partially offset by a minimal decline in real-time service margins to 44.2% during the six months ended December 31, 2002 compared to 44.4% during the same period in the prior year.

     Sales and Marketing. Sales and marketing expenses decreased as a percentage of sales to 21.7% for the six months ended December 31, 2002 from 22.8% for the six months ended December 31, 2001. These expenses increased to $9.2 million during the six month period ended December 31, 2002 from $8.3 million in the six month period ended December 31, 2001. The Real-Time division's sales and marketing expenses increased $0.4 million due primarily to a $0.2 million increase in salaries and benefits from additional personnel, a $0.1 million increase in trade show and related travel expenses, and a $0.1 million increase in severance costs associated with international personnel reductions in the six months ended December 31,2002. These increases in real-time sales and marketing expense were partially offset by a $0.1 million decrease in commissions when compared to the same period in the prior year. The Xstreme division's sales and marketing expenses increased $0.5 million in the six months ended December 31, 2002 compared to the same period in the prior year due to $0.3 million increase in severance costs for international personnel reductions, a $0.2 million increase in distributor commission expense related to VOD product sales to one particular customer in the current period, and $0.1 million of additional trade show and travel related costs.

     Research and Development. Research and development expenses increased as a percentage of sales to 21.3% for the six month period ended December 31, 2002 from 19.5% for the six month period ended December 31, 2001. These expenses increased $1.9 million to $9.0 million during the six month period ended December 31, 2002 from $7.1 million during the same period ended December 31, 2001. The Real-Time division's research and development expenses increased $0.2 million during the six months ended December 31, 2002, when compared to the same period in the prior year, due to personnel additions required for development of the Linux based real-time operating system. The Xstreme division also added new development staff and utilized outside consultants to focus on new application software development and customer specific integration activities. These additions resulted in a $1.3 million increase in VOD research and development expenses in the six months ended December 31, 2002 when compared to the same period in the prior year.

     General and Administrative. General and administrative expenses decreased as a percentage of sales to 10.9% for the six months ended December 31, 2002 from 11.2% during the same period in the prior year. These expenses increased to $4.6 million during the six month period ended December 31, 2002 from $4.1 million during the same period ended December 31, 2001, primarily due to a $0.3 million increase in corporate insurance costs. In addition, since late in the quarter ended December 31, 2001, Concurrent has strengthened its legal and investor relations departments and, during the fourth quarter of the prior fiscal year, hired a new Xstreme division president, resulting in a $0.4 million increase in general and administrative salaries and benefits in the six months ended December 31, 2002.

     Impairment Loss on Minority Investment. Concurrent recorded a $2.9 million impairment charge during the quarter ended December 31, 2002, due to an other-than-temporary decline in the estimated market value of a minority equity investment in Thirdspace. The impairment of this investment is based upon Thirdspace's financial condition and actual performance relative to expected performance, the market conditions of the telecommunications sector, the state of the economy and the reduced market value of Thirdspace.

     Income Taxes. Concurrent recorded income tax expense for its domestic and foreign subsidiaries of $81,000 during the six month period ended December 31, 2002, compared to $300,000 during the six month period ended December 31, 2001. This expense is primarily attributable to pre-tax income earned in foreign locations, which cannot be offset by net operating loss carryforwards.

     Net Loss. Concurrent recorded a net loss of $4.0 million or $0.7 per basic and diluted share for the six months ended December 31, 2002, compared to a net loss of $3.0 million or $0.05 per basic and diluted share for the six months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Concurrent's liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Concurrent's future liquidity will be affected by, among other things:

     -    The  potential  decline  in  Real-Time  systems  and  service revenue;
     - Revenue from VOD systems and the pace at which MSOs implement VOD technology;
     - Ongoing cost control actions and expenses, including for example, research and development and capital expenditures;
     -    The  margins  on  the  VOD  and  real-time  businesses;
     -    The  ability  to  raise  additional  capital,  if  necessary;
     - Timing of product shipments which occur primarily during the last month of the quarter;
     - The percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles;
     - The number of countries in which Concurrent operates, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases; and
     - The potential change in the fair market value of Concurrent's minority equity investments and notes receivable from a minority owned company.

     Concurrent provided cash of $5.1 million from operating activities during the six months ended December 31, 2002 compared to using cash of $6.2 million during the six months ended December 31, 2001, primarily due to the timing of accounts receivable collections, but also due to the Xstreme division generating a much smaller $1.0 million operating loss during the six months ended December 31, 2002 compared to the $3.8 million operating loss generated by the Xstreme division during the six months ended December 31, 2001. Concurrent's previously available $5 million revolving credit facility with Wachovia Bank expired December 31, 2002. Concurrent has elected not to renew or extend this credit facility beyond its December 31, 2002 expiration date.

     Concurrent invested $3.0 million in property, plant and equipment during the six months ended December 31, 2002 compared to $2.3 million during the six months ended December 31, 2001. Current year capital expenditures relate primarily to leasehold improvements, product development, testing and demonstration equipment for Concurrent's Xstreme division. Concurrent completed its obligation of providing an additional $3 million loan to Thirdspace in September of 2002. This note has a four year term and bears interest at 8% per annum.

     Concurrent received $24.0 million in net proceeds from a private placement of 5.4 million shares of common stock on July 19, 2001, such shares having subsequently been registered with the Securities and Exchange Commission in a filing on Form S-3. In addition, Concurrent received $8,000 and $3.3 million from the issuance of common stock to employees and directors who exercised stock options during the six month periods ended December 31, 2002 and 2001, respectively.

     At December 31, 2002, Concurrent had working capital of $39.9 million and had no material commitments for capital expenditures. Management of Concurrent believes that the existing cash balances and funds generated by operations will be sufficient to meet the anticipated working capital and capital expenditure requirements for the next 12 months.

     Included in deferred revenue are billings for maintenance contracts and billings for products that are pending completion of the revenue recognition process. Maintenance revenue, whether bundled with the product or priced separately, is recognized ratably over the maintenance period. At December 31, 2002, deferred revenue includes billings to certain customers who agreed to make progress payments for systems that had not yet been completed and revenue had not yet been recognized.

     Concurrent maintains pension plans for certain employees and former employees in the United Kingdom and Germany. The projected benefit obligation for the benefit plans at June 30, 2002 and June 30, 2001 as determined in accordance with FAS No. 87, "Employers Accounting for Pensions", was $17.0 million and $15.4 million , respectively, and the value of the plans assets was $12.0 million and $12.4 million, respectively. As a result, the plans were underfunded by $5.0 million at June 30, 2002 and by $2.9 million at June 30, 2001. Since June 30, 2002, the value of the plan assets has continued to decline to $11.3 million at December 31, 2002. Due to the decline in the fair market value of the plans' assets, it is likely that the amount of Concurrent's contributions to the plans will increase from the $320,000 of contributions made in fiscal 2002. In addition, management expects the pension cost to be recognized  in  the  financial  statements  will  increase  from  the  $465,000 recognized in fiscal 2002 to approximately $800,000 in fiscal 2003, of which approximately $400,000 was recognized in the six months ended December 31, 2002. The expense to be recognized in future periods could increase further, depending upon the amount of the change in the fair market value of the plan assets and the change in the projected benefit obligation.

     As a result of the overall decline in market interest rates, Concurrent may decide it is necessary to use a lower discount rate in the calculation of its projected benefit obligation. The use of a lower discount rate combined with the decrease in the market value of plan assets is likely to cause the amount of the underfunded status to increase. Though management has not yet determined the exact amount of such underfunding, after completion of the actuarial valuations in the fourth quarter of fiscal 2003, Concurrent could be required to record an additional reduction to stockholders' equity. Concurrent recorded reductions to stockholders' equity in fiscal 2002 and 2001 amounting to $1.6 million and $2.8 million, respectively. However, management does not currently believe the underfunded status of the pension plans will materially affect Concurrent's results of operations, financial position or cash flows. Moreover, given the impact that the discount rate and stock market performance have on the projected benefit obligation and market value of plan assets, future changes in either one of these may reduce our pension plan underfunding.

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

     - uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations;
     -    the  highly  competitive  environment  in  which  we  operate;
     -    failure  to  effectively  service  the  installed  base;
     -    the  entry  of  new well-capitalized competitors into our markets; and
     - the valuation of equity investments and collectibility of notes receivable, including but not limited to our equity and debt investment in Thirdspace.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Concurrent is exposed to market risk from changes in interest rates and foreign currency exchange rates. Concurrent is exposed to the impact of interest rate changes on its short-term cash investments, which are backed by U.S. government obligations, and other investments in respect of institutions with the highest credit ratings, all of which have maturities of three months or less. These short-term investments carry a degree of interest rate risk. Concurrent believes that the impact of a 10% increase or decline in interest rates would not be material to the financial statements.

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

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     From time to time, Concurrent may be involved in litigation relating to claims arising out of its ordinary course of business. Concurrent is not presently involved in any material litigation, but has the following matters pending:

     -    SeaChange  International,  Inc. v. Putterman, et al, Arkansas Court of
          ---------------------------------------------------
          Appeals, Case No. CA 01-1126. The suit was filed on June 14, 1999 alleging that Concurrent defamed SeaChange International, Inc. ("SeaChange"). On June 14, 2000, Concurrent counterclaimed against SeaChange alleging that SeaChange defamed Concurrent. On January 4, 2001, the court granted Concurrent's motion to dismiss all claims against it. SeaChange subsequently appealed and the appeal was granted on October 2, 2002. Concurrent filed a Petition for Review of the appellate court ruling with the Supreme Court of Arkansas which was denied on November 14, 2002.

     -    Eason  v.  Concurrent  Computer  Corp,  et al., Superior  Court of New
          ----------------------------------------------
          Jersey, Case Mon-L-3284-94. This suit arose out of a personal injury claim filed in 1994 alleging that plaintiff was injured when a lamp post in Concurrent's parking lot fell. The case against Concurrent was dismissed in 1995, but in 2000 the plaintiff amended the cause of action and refiled against Concurrent alleging spoliation of evidence. The plaintiff obtained a default judgment for $119,800 in December 2001, which was vacated in August 2002. Plaintiff subsequently refiled and Concurrent sought to have the matter dismissed. On February 10, 2003, Concurrent prevailed on its summary judgment motion and the case was dismissed.

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

     4.1  -    Form  of  Common  Stock Certificate (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30,1992).

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

     11.1*-    Statement  Regarding  Composition  of  Per  Share  Earnings.

     99.1 -    Certification  of  Chief Executive Officer, pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 -    Certification  of  Chief Financial Officer, pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *Data required by Statement of Financial Accounting Standards No. 128, "Earnings per Share," is provided in the Notes to the condensed consolidated financial statements in this report.

(b)  Reports on Form 8-K.

     The following reports on Form 8-K were filed during the period covered by this report:

          - Current Report on Form 8-K filed on October 29, 2002 relating to financial results for the quarter ended September 30, 2002.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report for the quarter ended December 31, 2002 to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 13, 2003           CONCURRENT COMPUTER CORPORATION




                                    By:  /s/ Steven R. Norton
                                       -----------------------------------------
                                       Steven R. Norton
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary
                                       (Principal Financial and Accounting
                                       Officer, Authorized Officer)

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

Date:  February 13, 2003

                                   /s/ Jack A. Bryant
                                   ---------------------------------------------
                                   Name:  Jack A. Bryant
                                   Title:  President and Chief Executive Officer

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

Date:  February 13, 2003

                                 /s/ Steven R. Norton
                               -------------------------------------------------
                               Name:  Steven R. Norton
                               Title: Executive Vice President, Chief Financial Officer and Secretary

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

     4.1  -    Form  of  Common  Stock Certificate (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30,1992).

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

     11.1*-    Statement  Regarding  Composition  of  Per  Share  Earnings.

     99.1 -    Certification  of  Chief Executive Officer, pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 -    Certification  of  Chief Financial Officer, pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *Data required by Statement of Financial Accounting Standards No. 128, "Earnings per Share," is provided in the Notes to the condensed consolidated financial statements in this report.