Form 10-Q
period 2003-03-31
CONCURRENT COMPUTER CORP/DE
filed 2003-05-15
CIK 749038

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 --------------


                                    FORM 10-Q


 (Mark One)

     X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    ---   Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2003

                                       or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities
    ---   Exchange Act of 1934

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
                               Yes  X      No
                                   ---        ---
Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                               Yes  X      No
                                   ---        ---

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of May 02, 2003 was 62,083,981.

PART I     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                         CONCURRENT COMPUTER CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                              MARCH 31,            MARCH 31,
                                           2003       2002      2003       2002
                                         ---------  --------  ---------  --------
Revenues:
  Product:
    Real-time systems                    $  5,027   $ 5,647   $ 14,998   $15,845
    Video-on-demand systems                 7,631    14,319     28,959    29,783
                                         ---------  --------  ---------  --------
      Total product revenues               12,658    19,966     43,957    45,628
  Service:
    Real-time systems                       4,169     4,805     13,332    15,252
    Video-on-demand systems                   821       257      2,634       731
                                         ---------  --------  ---------  --------
      Total service revenues                4,990     5,062     15,966    15,983
                                         ---------  --------  ---------  --------
      Total revenues                       17,648    25,028     59,923    61,611

Cost of sales:
  Product:
    Real-time systems                       1,926     2,054      5,990     6,682
    Video-on-demand systems                 4,308     6,822     14,485    15,589
                                         ---------  --------  ---------  --------
      Total product cost of sales           6,234     8,876     20,475    22,271
  Service:
    Real-time systems                       2,725     2,838      7,835     8,651
    Video-on-demand systems                   754       553      2,216     1,388
                                         ---------  --------  ---------  --------
      Total service cost of sales           3,479     3,391     10,051    10,039
                                         ---------  --------  ---------  --------
      Total cost of sales                   9,713    12,267     30,526    32,310
                                         ---------  --------  ---------  --------

Gross margin                                7,935    12,761     29,397    29,301

Operating expenses:
  Sales and marketing                       4,287     4,198     13,449    12,526
  Research and development                  4,991     3,861     14,015    10,977
  General and administrative                2,381     2,341      6,976     6,439
                                         ---------  --------  ---------  --------
      Total operating expenses             11,659    10,400     34,440    29,942
                                         ---------  --------  ---------  --------

Operating income (loss)                    (3,724)    2,361     (5,043)     (641)

Impairment loss on minority investment    (10,479)        -    (13,422)        -
Interest income - net                         109       154        407       561
Other expense - net                           (94)      (61)       (94)     (120)
                                         ---------  --------  ---------  --------

Income (loss) before income taxes         (14,188)    2,454    (18,152)     (200)

Provision for income taxes                     72       150        153       450
                                         ---------  --------  ---------  --------

Net income (loss)                        $(14,260)  $ 2,304   $(18,305)  $  (650)
                                         =========  ========  =========  ========

Net income (loss) per share
      Basic                              $  (0.23)  $  0.04   $  (0.30)  $ (0.01)
                                         =========  ========  =========  ========
      Diluted                            $  (0.23)  $  0.04   $  (0.30)  $ (0.01)
                                         =========  ========  =========  ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                            FINANCIAL STATEMENTS.

                        CONCURRENT COMPUTER CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                MARCH 31,    JUNE 30,
                                                  2003         2002
                                               -----------  ----------
         ASSETS
Current assets:
  Cash and cash equivalents                    $   30,227   $  30,519
  Accounts receivable - net                        14,962      23,894
  Inventories                                       6,750       6,822
  Deferred tax asset                                  870         870
  Prepaid expenses and other current assets         1,542       1,009
                                               -----------  ----------
    Total current assets                           54,351      63,114

Property, plant and equipment - net                11,900      10,696
Purchased developed computer software - net         1,251       1,393
Goodwill                                           10,744      10,744
Investment in minority owned company                  553       7,814
Note receivable from minority owned companies           -       3,000
Deferred tax asset                                  1,087       1,087
Other long-term assets - net                        1,338         840
                                               -----------  ----------
    Total assets                               $   81,224   $  98,688
                                               ===========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses        $   10,593   $  15,514
  Deferred revenue                                  7,377       4,055
                                               -----------  ----------
    Total current liabilities                      17,970      19,569

Long-term liabilities:
  Deferred revenue                                  2,243       1,677
  Deferred tax liability                            1,778       1,634
  Other                                             7,219       6,584
                                               -----------  ----------
    Total liabilities                              29,210      29,464

Stockholders' equity:
  Common stock                                        620         618
  Capital in excess of par value                  173,751     172,929
  Accumulated deficit                            (116,682)    (98,377)
  Treasury stock                                      (58)        (58)
  Accumulated other comprehensive loss             (5,617)     (5,888)
                                               -----------  ----------
    Total stockholders' equity                     52,014      69,224
                                               -----------  ----------

Total liabilities and stockholders' equity     $   81,224   $  98,688
                                               ===========  ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS.

                           CONCURRENT COMPUTER CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (DOLLARS IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                      MARCH 31,
                                                                   2003       2002
                                                                 ---------  ---------
OPERATING ACTIVITIES
Net loss                                                         $(18,305)  $   (650)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
     Accrual of non-cash warrants                                     295      1,751
     Depreciation and amortization                                  3,535      3,713
     Impairment loss on minority investment and related note       13,422          -
     Other non cash expenses                                          126        837
     Changes in operating assets and liabilities:
        Accounts receivable                                         8,924     (8,628)
        Inventories                                                   (30)    (1,598)
        Prepaid expenses and other current assets                    (533)      (164)
        Other long-term assets                                       (692)       (11)
        Accounts payable and accrued expenses                      (4,921)       646
        Short-term deferred revenue                                 3,322        265
        Long-term liabilities                                       1,408       (435)
                                                                 ---------  ---------
   Total adjustments to net loss                                   24,856     (3,624)
                                                                 ---------  ---------
Net cash provided by (used in) operating activities                 6,551     (4,274)

INVESTING ACTIVITIES
  Net additions to property, plant and equipment                   (4,471)    (3,260)
  Investment in minority owned company                                  -     (4,000)
  Note receivable from minority owned company                      (3,000)    (3,000)
  Other                                                               (29)         -
                                                                 ---------  ---------
Net cash used in investing activities                              (7,500)   (10,260)

FINANCING ACTIVITIES
  Net repayment of capital lease obligation                           (63)       (58)
  Proceeds from sale and issuance of common stock                     546     27,486
                                                                 ---------  ---------
Net cash provided by financing activities                             483     27,428

Effect of exchange rates on cash and cash equivalents                 174         54

Increase (decrease) in cash and cash equivalents                     (292)    12,948
Cash and cash equivalents at beginning of period                   30,519      9,460
                                                                 ---------  ---------
Cash and cash equivalents at end of period                       $ 30,227   $ 22,408
                                                                 =========  =========

Cash paid during the period for:
  Interest                                                       $     13   $     52
                                                                 =========  =========
  Income taxes (net of refunds)                                  $    290   $    353
                                                                 =========  =========

Non-cash investing/financing activities:
  Common stock issued for investment in minority owned company   $      -   $  3,000
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


2.   BASIC  AND  DILUTED  NET  INCOME  (LOSS)  PER  SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Common share equivalents of 5,996,000 and 3,756,000 for the three month periods ended March 31, 2003 and 2002, respectively, were excluded from the calculation as their effect was antidilutive. Common share equivalents of 6,107,000 and 7,248,000 for the nine month periods ended March 31, 2003 and 2002, respectively, were excluded from the calculation as their effect was antidilutive. The following table presents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the periods indicated:

                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                             MARCH 31, 2003        MARCH 31, 2003
                                            BASIC     DILUTED     BASIC     DILUTED
                                          ---------  ---------  ---------  ---------
Average outstanding shares                  61,975     61,975     61,899     61,899
Dilutive effect of options and warrants          -          -          -          -
                                          ---------  ---------  ---------  ---------
Equivalent shares                           61,975     61,975     61,899     61,899
                                          =========  =========  =========  =========

Net loss                                  $(14,260)  $(14,260)  $(18,305)  $(18,305)
                                          =========  =========  =========  =========
Loss per share                            $  (0.23)  $  (0.23)  $  (0.30)  $  (0.30)
                                          =========  =========  =========  =========

                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                             MARCH 31, 2002        MARCH 31, 2002
                                            BASIC     DILUTED     BASIC     DILUTED
                                          ---------  ---------  ---------  ---------
Average outstanding shares                  61,560     61,560     60,712     60,712
Dilutive effect of options and warrants          -      3,207          -          -
                                          ---------  ---------  ---------  ---------
Equivalent shares                           61,560     64,767     60,712     60,712
                                          =========  =========  =========  =========

Net income (loss)                         $  2,304   $  2,304   $   (650)  $   (650)
                                          =========  =========  =========  =========
Income (loss) per share                   $   0.04   $   0.04   $  (0.01)  $  (0.01)
                                          =========  =========  =========  =========

3.   STOCK-BASED COMPENSATION

     At March 31, 2003, Concurrent had stock-based employee compensation plans, which are described in Note 17 in our annual report on Form 10-K for the year ended June 30, 2002. The company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the grant date. In accordance with SFAS
Statement No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-An amendment of FASB Statement No. 123", the following table illustrates the effect on net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of SFAS Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           MARCH 31,            MARCH 31,
                                                        2003       2002      2003       2002
                                                      ---------  --------  ---------  --------
Net income (loss) as reported                         $(14,260)  $ 2,304   $(18,305)  $  (650)

  Deduct: Total stock-based employee compensation
    expense determined under the fair value method,
    net of related taxes                                (1,480)   (2,024)    (5,017)   (6,483)
                                                      ---------  --------  ---------  --------

  Pro forma net income (loss)                         $(15,740)  $   280   $(23,322)  $(7,133)
                                                      =========  ========  =========  ========

Earnings (loss) per share:
  Basic-as reported                                   $  (0.23)  $  0.04   $  (0.30)  $ (0.01)
                                                      =========  ========  =========  ========
  Basic-pro forma                                     $  (0.25)  $  0.00   $  (0.38)  $ (0.12)
                                                      =========  ========  =========  ========
  Diluted-as reported                                 $  (0.23)  $  0.04   $  (0.30)  $ (0.01)
                                                      =========  ========  =========  ========
  Diluted-pro forma                                   $  (0.25)  $  0.00   $  (0.38)  $ (0.12)
                                                      =========  ========  =========  ========

4.   REVENUE RECOGNITION AND RELATED MATTERS

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

5.   INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out ("FIFO") method. The components of inventories are as follows:


     (DOLLARS IN THOUSANDS)

                         MARCH 31,   JUNE 30,
                            2003       2002
                         ----------  ---------
     Raw materials, net  $    3,919  $   5,030
     Work-in-process          1,124      1,633
     Finished goods           1,707        159
                         ----------  ---------
                         $    6,750  $   6,822
                         ==========  =========

6.   INVESTMENTS IN AND RECEIVABLE FROM MINORITY OWNED COMPANIES

     In March 2002, Concurrent invested in Thirdspace Living Limited ("Thirdspace"). Thirdspace is a closely held United Kingdom global software services corporation that offers interactive and on-demand television solutions for DSL (digital subscriber line) and other broadband networks. Concurrent invested cash of $4 million and issued 291,461 shares of its common stock (valued at $10.29 per share) in exchange for 1,220,601 series C shares of
Thirdspace, giving Concurrent a 14.4% ownership interest in all shares outstanding as of the investment date. As part of this transaction, Concurrent capitalized approximately $300,000 in various transaction costs and as a result, the total equity investment in Thirdspace was $7.3 million. The resale of the 291,461 shares was registered under a resale registration statement filed with the Securities and Exchange Commission and declared effective on June 20, 2002. As of December 31, 2002, all of these shares had been sold by Thirdspace. In exchange for its investment, Concurrent also received a warrant for 400,000 series C shares of Thirdspace. The warrant became exercisable on December 19, 2002. If the fair market value of the warrant on the date of exercise is less than $5.73 per share, then the exercise price will be the then current fair market value. If the fair market value of the warrant on the date of exercise is equal to or greater than $5.73 per share, then the exercise price will be the greater of $5.73 or 85% of the then current fair market value.

     In addition to the equity investment, Concurrent also loaned Thirdspace $6 million in exchange for two $3 million long-term convertible notes receivable, bearing interest at 8% annually, with interest payments first due December 31, 2002, and semi-annually, thereafter. The notes are convertible into Series C shares of Thirdspace, at the option of Concurrent, beginning six months after issuance (March 19, 2002 and September 3, 2002, respectively) and may be converted at any time prior to 48 months after the issuance of the notes. The notes are convertible based on the then fair market value of the common stock. The first and second notes became convertible on September 19, 2002 and March 3, 2003, respectively. Concurrent has a security interest in all of the assets of Thirdspace, which is subject to a prior lien on Thirdspace's intellectual property securing an obligation of approximately $3.8 million at March 31, 2003. Other than the prior lien on Thirdspace's intellectual property, Concurrent's security interest ranks ratably with those of other secured creditors. As of March 31, 2003, Thirdspace had an aggregate of $1.6 million of additional debt that ranks ratably with Concurrent's indebtedness. Thirdspace has not yet made any interest payments. As of March 31, 2003, Concurrent has no further funding requirements or commitments related to this transaction with Thirdspace.

     The investment and notes receivable are reviewed for impairment on a quarterly basis in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" and SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", respectively. In light of that review, Concurrent has determined that the future success of Thirdspace and the growth in the number of customers utilizing their interactive and on-demand television technology is dependent upon, among other things, their ability to obtain additional funding for operations, the state of the economy, and the financial condition and willingness to deploy video applications by the telecommunications industry. Although the fair market value of the Thirdspace Series C common stock and the Thirdspace warrant is not readily determinable, Concurrent has evaluated Thirdspace's financial condition and actual performance relative to expected performance, the market conditions of the telecommunications sector, and the state of the economy and has estimated the impact on the valuation of Thirdspace. Based on this analysis, Concurrent believes that there has been an other-than-temporary decline in the market value of its minority equity investment in Thirdspace and as a result recorded a $2.9 million impairment charge against the investment in Thirdspace for the quarter ended December 31, 2002. In the quarter ended March 31, 2003, Concurrent performed an additional valuation assessment and as a result recorded an additional impairment charge of $4.4 million for the remaining equity investment in Thirdspace. A total of $7.3 million has been charged for the impairment of the equity investment in Thirdspace for the nine months ended March 31, 2003. Concurrent also believes that the Thirdspace warrants no longer have any value.

     During the three months ended March 31, 2003, Concurrent's management evaluated the likelihood of collecting the notes receivable and related accrued interest based on the factors above regarding Thirdspace's financial condition, and has determined that the probability of collecting the notes receivable and accrued interest is highly unlikely. As a result, Concurrent wrote off the $6 million notes and accrued interest of $149,000. Although Concurrent has a security interest in all of the assets of Thirdspace, Concurrent believes in the event of liquidation of Thirdspace that the prior lien securing $3.8 million of indebtedness at March 31, 2003, would not leave sufficient assets to allow Concurrent to recover any amount owed to it from Thirdspace. Also in the event of a sale of Thirdspace, Concurrent believes that substantial concessions on the part of Concurrent would be necessary as a prerequisite to closing a transaction, including a substantial reduction in the amount of the note, reduction in interest rate, extension of due date and elimination of the security interest in the assets of Thirdspace. Therefore, the ultimate collectibility of the notes receivable in any scenario is unlikely.

     Concurrent is accounting for its investment in the common stock and warrants of Thirdspace using the cost method, as Concurrent does not believe it exercises significant influence on Thirdspace. The convertible notes are recorded at fair value, in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", with changes in fair value recorded as a component of other comprehensive income. Any impairment losses that are other than temporary are charged through the Consolidated Statement of Operations.

     In the ordinary course of business, Concurrent sells equipment to Thirdspace. During the three month and nine month periods ended March 31, 2003, Concurrent sold $60,000 and $136,000 of equipment, respectively, to Thirdspace.

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

     In the ordinary course of business, Concurrent purchases consulting services from Everstream. During the three month and nine month periods ended March 31, 2003, Concurrent purchased $225,000 and $863,000 of contract software development services, respectively, from Everstream.

7.   ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     The components of accounts payable and accrued expenses are as follows:

     (DOLLARS IN THOUSANDS)

                                    MARCH 31,   JUNE 30,
                                       2003       2002
                                    ----------  ---------
     Accounts payable, trade        $    2,603  $   5,351
     Accrued payroll, vacation and
       other employee expenses           4,283      5,872
     Warranty accrual                    2,133      2,272
     Other accrued expenses              1,574      2,019
                                    ----------  ---------
                                    $   10,593  $  15,514
                                    ==========  =========

8.   COMPREHENSIVE INCOME

     Concurrent's  total  comprehensive  income  (loss)  is  as  follows:

     (DOLLARS  IN  THOUSANDS)

                                             THREE MONTHS ENDED  NINE MONTHS ENDED
                                                  MARCH 31,          MARCH 31,
                                               2003      2002     2003      2002
                                             ---------  ------  ---------  ------
     Net income (loss)                       $(14,260)  $2,304  $(18,305)  $(650)

     Other comprehensive income:
       Foreign currency translation income        327      166       271     259
                                             ---------  ------  ---------  ------

     Total comprehensive income (loss)       $(13,933)  $2,470  $(18,034)  $(391)
                                             =========  ======  =========  ======

9.   SEGMENT INFORMATION

     Concurrent operates its business in two divisions: Real-Time and Xstreme. Its Real-Time division is a leading provider of high-performance, real-time computer systems, solutions and software for commercial and government markets focusing on strategic market areas that include hardware-in-the-loop and man-in-the-loop simulation, data acquisition, industrial systems, and software and embedded applications. Concurrent's Xstreme division is a leading supplier of digital video server systems primarily to the broadband cable industry, and to a lesser extent, the telecom industry [Video over IP], and to education, hospitality and other related markets. Shared expenses are primarily allocated based on either revenues or headcount. Corporate costs include costs related to the offices of the Chief Executive Officer, Chief Financial Officer, General Counsel, Investor Relations, Human Resources, and other administrative costs including annual audit and tax fees, legal fees, Board of Director fees and similar costs.

     The following summarizes the operating income (loss) by segment for the three month periods ended March 31, 2003 and March 31, 2002, respectively:

     (DOLLARS  IN  THOUSANDS)

                                   THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)
                                    -------------------------------------------
                                     REAL-TIME     VOD      CORPORATE    TOTAL
                                    ----------  --------  -----------  --------

     Revenues:
       Product                      $    5,027  $ 7,631   $        -   $12,658
       Service                           4,169      821            -     4,990
                                    ----------  --------  -----------  --------
          Total                          9,196    8,452            -    17,648

     Cost of sales:
       Product                           1,926    4,308            -     6,234
       Service                           2,725      754            -     3,479
                                    ----------  --------  -----------  --------
          Total                          4,651    5,062            -     9,713
                                    ----------  --------  -----------  --------

     Gross margin                        4,545    3,390            -     7,935

     Operating expenses
       Sales and marketing               1,811    2,315          161     4,287
       Research and development          1,371    3,620            -     4,991
       General and administrative          441      494        1,446     2,381
                                    ----------  --------  -----------  --------
         Total operating expenses        3,623    6,429        1,607    11,659
                                    ----------  --------  -----------  --------

     Operating income (loss)        $      922  $(3,039)  $   (1,607)  $(3,724)
                                    ==========  ========  ===========  ========

                                   THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)
                                    -------------------------------------------
                                     REAL-TIME     VOD      CORPORATE    TOTAL
                                    ----------  --------  -----------  --------
     Revenues:
       Product                      $    5,647  $14,319   $        -   $19,966
       Service                           4,805      257            -     5,062
                                    ----------  --------  -----------  --------
          Total                         10,452   14,576            -    25,028

     Cost of sales:
       Product                           2,054    6,822            -     8,876
       Service                           2,838      553            -     3,391
                                    ----------  --------  -----------  --------
          Total                          4,892    7,375            -    12,267
                                    ----------  --------  -----------  --------

     Gross margin                        5,560    7,201            -    12,761

     Operating expenses
       Sales and marketing               1,696    2,350          152     4,198
       Research and development          1,409    2,452            -     3,861
       General and administrative          627      450        1,264     2,341
                                    ----------  --------  -----------  --------
         Total operating expenses        3,732    5,252        1,416    10,400
                                    ----------  --------  -----------  --------

     Operating income (loss)        $    1,828  $ 1,949   $   (1,416)  $ 2,361
                                    ==========  ========  ===========  ========

     The following summarizes the operating income (loss) by segment for the nine month periods ended March 31, 2003 and March 31, 2002, respectively:

     (DOLLARS  IN  THOUSANDS)

                                    NINE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)
                                    -------------------------------------------
                                    REAL-TIME     VOD      CORPORATE    TOTAL
                                    ----------  --------  -----------  --------

     Revenues:
       Product                      $   14,998  $28,959   $        -   $43,957
       Service                          13,332    2,634            -    15,966
                                    ----------  --------  -----------  --------
          Total                         28,330   31,593            -    59,923

     Cost of sales:
       Product                           5,990   14,485            -    20,475
       Service                           7,835    2,216            -    10,051
                                    ----------  --------  -----------  --------
          Total                         13,825   16,701            -    30,526
                                    ----------  --------  -----------  --------

     Gross margin                       14,505   14,892            -    29,397

     Operating expenses
       Sales and marketing               5,579    7,401          469    13,449
       Research and development          4,048    9,967            -    14,015
       General and administrative        1,276    1,559        4,141     6,976
                                    ----------  --------  -----------  --------
         Total operating expenses       10,903   18,927        4,610    34,440
                                    ----------  --------  -----------  --------

     Operating income (loss)        $    3,602  $(4,035)  $   (4,610)  $(5,043)
                                    ==========  ========  ===========  ========

                                    NINE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)
                                    -------------------------------------------
                                    REAL-TIME     VOD      CORPORATE    TOTAL
                                    ----------  --------  -----------  --------
     Revenues:
       Product                      $   15,845  $29,783   $        -   $45,628
       Service                          15,252      731            -    15,983
                                    ----------  --------  -----------  --------
          Total                         31,097   30,514            -    61,611

     Cost of sales:
       Product                           6,682   15,589            -    22,271
       Service                           8,651    1,388            -    10,039
                                    ----------  --------  -----------  --------
          Total                         15,333   16,977            -    32,310
                                    ----------  --------  -----------  --------

     Gross margin                       15,764   13,537            -    29,301

     Operating expenses
       Sales and marketing               5,059    7,026          441    12,526
       Research and development          3,913    7,064            -    10,977
       General and administrative        1,379    1,322        3,738     6,439
                                    ----------  --------  -----------  --------
         Total operating expenses       10,351   15,412        4,179    29,942
                                    ----------  --------  -----------  --------

     Operating income (loss)        $    5,413  $(1,875)  $   (4,179)  $  (641)
                                    ==========  ========  ===========  ========

10.  ISSUANCE  AND  ACCRUAL  OF  NON-CASH  WARRANTS

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

     Concurrent is recognizing the value of the Performance Warrants and the Cliff Warrants over the term of the agreement as Comcast purchases additional VOD servers from Concurrent and makes the service available to its customers. The value of the warrants is determined using the Black-Scholes valuation model. The weighted-average assumptions used for the quarter ended March 31, 2003 were: expected dividend yield of 0%; risk-free interest rate of 2.36%; expected life of 4 years; and an expected volatility of 119.53%. Concurrent will adjust the value of the earned but unissued warrants on a quarterly basis using the Black-Scholes valuation model until the warrants are actually issued. The value of the new warrants earned and any adjustments in value for warrants previously earned will be determined using the Black-Scholes valuation model and recognized as part of revenue on a quarterly basis.

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

     For the three month and nine month periods ended March 31, 2003, Concurrent recognized $21,000 and $19,000, respectively, as a decrease in revenue for the Performance Warrants and Cliff Warrants that have been earned but unissued. The three month decrease in revenue results from the increase in basic subscribers during the three months ended March 31, 2003. This quarterly decrease in revenue was partially offset over the nine month period ended March 31, 2003 by an increase in revenue in previous quarters due to a decrease in the value of the unissued warrants using the Black-Scholes valuation model. For the three month period ended March 31, 2002, Concurrent recognized $242,000 as an increase to revenue for the Performance Warrants and Cliff Warrants that were earned. For the nine month period ended March 31, 2002, Concurrent recognized $450,000 as a decrease in revenue for the Performance Warrants and Cliff Warrants that were earned.

     In accordance with a five year definitive agreement with Scientific Atlanta, Inc. ("SAI") executed in August of 1998, Concurrent agreed to issue warrants to SAI upon achievement of pre-determined revenue targets. The value of these warrants cannot exceed 5% of applicable revenue and the number of shares of Concurrent common stock related to the warrant are determined using the Black-Scholes valuation model and cannot exceed 888,888 shares for every $30 million of revenue from the sale of VOD servers using the SAI platform. The Black-Scholes value of these warrants cannot impact gross margin by more than $1.5 million per $30 million of applicable revenue. Concurrent accrues for this cost as a part of cost of sales at the time of recognition of applicable revenue. For each of the three month periods ended March 31, 2003 and 2002, Concurrent accrued $82,000 and $576,000, respectively, as a part of VOD systems cost of sales for SAI performance warrants that have been earned but unissued. For each of the nine month periods ended March 31, 2003 and 2002, Concurrent accrued $275,000 and $1,301,000, respectively, as a part of VOD systems cost of sales for SAI performance warrants that have been earned but unissued. As a result of the cumulative revenue from sales of VOD servers using the SAI platform reaching the first $30 million revenue target, Concurrent issued to SAI a warrant for 261,164 shares on April 1, 2002, exercisable at $7.106 per share over a four year term.

11.        RECENT  ACCOUNTING  PRONOUNCEMENTS

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for Concurrent's fiscal 2003 annual financial statements and the interim disclosure provisions are effective for Concurrent's quarter ended March 31, 2003, which are included in Note 3. The company plans to continue accounting for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

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

     The value of the warrants is determined using the Black-Scholes valuation model. The weighted assumptions used for the quarter ended March 31, 2003 were: expected dividend yield - 0%; risk free interest rate - 2.36%; expected life - 4 years; and expected volatility - 119.53%. Concurrent will adjust the value of the earned but unissued warrants on a quarterly basis using the valuation option-pricing model until the warrants are actually issued. The value of the new warrants earned, but unissued, and any adjustments in value for warrants previously earned, but unissued, will be determined using the Black-Scholes valuation model and recognized as part of revenue on a quarterly basis. To the extent the above assumptions change on a periodic basis, or the number of subscribers capable of receiving VOD increases or decreases, revenue and gross margins may be positively or negatively impacted.

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

  Impairment  of  Goodwill

     At March 31, 2003, Concurrent had $10.7 million of goodwill. In assessing the recoverability of Concurrent's goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If the estimates or their related assumptions change in the future, Concurrent may be required to record impairment charges for these assets not previously recorded. In connection with the adoption of SFAS 142, Concurrent was required to perform an impairment assessment within six months of its July 1, 2001 adoption. As of September 30, 2001, Concurrent completed this transitional impairment test and deemed that no impairment loss was necessary. In accordance with SFAS 142, Concurrent performed an annual impairment test as of July 1, 2002, reaffirming that no impairment loss is necessary. Any subsequent impairment losses, if any, will be reflected in operating income in the Consolidated Statement of Operations.

  Valuation  of  Deferred  Tax  Assets

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At March 31, 2003 and June 30, 2002, substantially all of the deferred tax assets have been fully reserved due to the operating losses for the past several years and the inability to assess as more likely than not the likelihood of generating sufficient future taxable income to realize such benefits.

  Investment  In  and  Receivable  from  Minority  Owned  Company

     Concurrent has a 14.4% equity ownership interest in Thirdspace resulting from a $7.3 million equity investment made in March 2002. Additionally, Concurrent has two long-term notes receivable due from Thirdspace that total $6 million. For the quarter ending December 31, 2002, Concurrent evaluated its $7.3 million equity investment in Thirdspace and determined a $2.9 million impairment charge of its investment was necessary. In the quarter ended March 31, 2003, Concurrent again evaluated its remaining equity investment of $4.4 million along with the notes receivable and accrued interest due from Thirdspace of $6.1 million and determined that an additional impairment charge of $4.4 million for the equity investment was necessary and also determined that a charge of $6.1 million would be necessary to write-off completely the notes receivable and related accrued interest. The assessment to impair the equity investment is based upon Thirdspace's financial condition and actual performance relative to expected performance, the status of its capital raising initiatives, the market conditions of the telecommunications sector, the state of the economy, and the reduced market value of Thirdspace. The notes receivable and accrued interest were entirely written off in the third quarter ended March 31, 2003, due to the uncertainty of collectibility based on the conditions listed above. Although Concurrent continues to have a 14.4% equity ownership interest in the Company and $6 million in notes receivable, the value of each of these investments has been reduced to zero on the March 31, 2003 balance sheet. Concurrent also believes that the Thirdspace warrants no longer have any value.

SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  TOTAL  REVENUE

     The following table sets forth selected operating data as a percentage of total revenue, unless otherwise indicated, for certain items in Concurrent's consolidated statements of operations for the periods indicated.


                                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       MARCH 31,             MARCH 31,
                                                    2003       2002       2003       2002
                                                  ---------  ---------  ---------  ---------
                                                      (Unaudited)           (Unaudited)
Net sales:
  Product sales (% of total sales):
    Real-time systems                                 28.5%      22.6%      25.0%      25.7%
    Video-on-demand systems                           43.2       57.2       48.3       48.3
                                                  ---------  ---------  ---------  ---------
      Total product sales                             71.7       79.8       73.4       74.1
  Service:
    Real-time systems                                 23.6       19.2       22.2       24.8
    Video-on-demand systems                            4.7        1.0        4.4        1.2
                                                  ---------  ---------  ---------  ---------
      Total service sales                             28.3       20.2       26.6       25.9
                                                  ---------  ---------  ---------  ---------

      Total                                          100.0      100.0      100.0      100.0

Cost of sales (% of respective sales category):
  Product:
    Real-time systems                                 38.3       36.4       39.9       42.2
    Video-on-demand systems                           56.5       47.6       50.0       52.3
                                                  ---------  ---------  ---------  ---------
      Total product cost of sales                     49.2       44.5       46.6       48.8
  Service:
    Real-time systems                                 65.4       59.1       58.8       56.7
    Video-on-demand systems                           91.8      215.2       84.1      189.9
                                                  ---------  ---------  ---------  ---------
      Total service cost of sales                     69.7       67.0       63.0       62.8
                                                  ---------  ---------  ---------  ---------
      Total cost of sales                             55.0       49.0       50.9       52.4
                                                  ---------  ---------  ---------  ---------

Gross margin                                          45.0       51.0       49.1       47.6

Operating expenses:
  Sales and marketing                                 24.3       16.8       22.4       20.3
  Research and development                            28.3       15.4       23.4       17.8
  General and administrative                          13.5        9.4       11.6       10.5
                                                  ---------  ---------  ---------  ---------
      Total operating expenses                        66.1       41.6       57.5       48.6
                                                  ---------  ---------  ---------  ---------

Operating income (loss)                              (21.1)       9.4       (8.4)      (1.0)

Impairment loss on minority investment               (59.4)         -      (22.4)         -
Interest income - net                                  0.6        0.6        0.7        0.9
Other expense - net                                   (0.5)      (0.2)      (0.2)      (0.2)
                                                  ---------  ---------  ---------  ---------

Income (loss) before income taxes                    (80.4)       9.8      (30.3)      (0.3)

Provision for income taxes                             0.4        0.6        0.3        0.7
                                                  ---------  ---------  ---------  ---------

Net income (loss)                                   (80.8)%       9.2%    (30.5)%     (1.1)%
                                                  =========  =========  =========  =========

RESULTS OF OPERATIONS

THE QUARTER ENDED MARCH 31, 2003 COMPARED TO THE QUARTER ENDED MARCH 31, 2002

     Product Sales. Total product sales were $12.7 million for the three months ended March 31, 2003, a decrease of $7.3 million or 36.6% from $20.0 million for the three months ended March 31, 2002. This decrease resulted primarily from VOD product sales decreasing by $6.7 million, or 46.7% to $7.6 million in the three month period ended March 31, 2003 from $14.3 million for the three months ended March 31, 2002. The decrease in VOD product sales is due primarily to increased scrutiny by the cable operators of their capital expenditures and the timing of revenue recognition for one cable operator where certain software deliverables have yet to be completed. During the three months ended March 31, 2003, VOD product purchases from each of two North American multiple system cable operators ("MSO") accounted for more than 10% of VOD system revenue and 92.2% of VOD system revenue in the aggregate.

       Sales of Real-Time products decreased $0.6 million, or 11.0% to $5.0 million during the three month period ended March 31, 2003 from $5.6 million for the three month period ended March 31, 2002. This decrease in real-time product revenue is due to a decrease of $0.2 million in real-time product sales in the North America markets and a decrease of $0.4 million in real-time product sales internationally, primarily in the U.K. and Japan, due to unfavorable economic conditions in those countries. Sales to a single customer accounted for 50.6% of real-time product sales during the three months ended March 31, 2003, compared to 60.0% of real-time product sales during the three months ended March 31, 2002.

     Service Sales. Service sales decreased $0.1 million, or 1.4% to $5.0 million for the three months ended March 31, 2003, from $5.1 million for the three months ended March 31, 2002. VOD service revenue increased $0.5 million, or 219.5% to $0.8 million in the three month period ended March 31, 2003 from $0.3 million for the same period in fiscal 2002, as the Xstreme division continued to recognize deferred maintenance revenue and expand its VOD customer base requiring additional installation, training, technical support, and software and hardware maintenance services. This increase was offset by a $0.6 million, or 13.2% decrease in real-time service revenue to $4.2 million in the three month period ended March 31, 2003 from $4.8 million for the three months ended March 31, 2002. Real-time service revenue continued to decline primarily due to the cancellation of maintenance contracts as machines were removed from service and from customers purchasing Concurrent's new products which are less expensive to maintain.

     Product Gross Margin. The product gross margin decreased $4.7 million, or 42.1% to $6.4 million for the three months ended March 31, 2003 from $11.1 million for the three months ended March 31, 2002. The gross margin as a percentage of sales decreased to 50.8% in the three month period ended March 31, 2003 from 55.5% in the three month period ended March 31, 2002, due to a decrease in both VOD and real-time product margins in the current year quarter. VOD product gross margins decreased to 43.5% in the three month period ended March 31, 2003 from 52.4% in the three month period ended March 31, 2002, due to certain fixed costs being spread over lower product sales volume, product mix changes, and competitive downward pricing pressures. Real-time product gross margins decreased slightly to 61.7% for the three months ended March 31, 2003 from 63.6% for the three months ended March 31, 2002, primarily due to strong margins on software product sales in the prior year period.

     Service Gross Margin. The gross margin on service sales decreased to 30.3% for the three months ended March 31, 2003 from 33.0% for the same period in fiscal 2002. This decrease results from a decrease in real-time service margins to 34.6% during the three months ended March 31, 2003, compared to 40.9% during the same period in the prior year. This decrease in margins was primarily due to an increase in severance expense during the quarter resulting from a reduction in service personnel as the Real-Time division has scaled down the infrastructure that is necessary to fulfill declining contractual obligations. The decline in contractual obligations results from the cancellation of maintenance contracts as machines were removed from service and from customers purchasing Concurrent's new products which are less expensive to maintain. This decrease was offset by an increase of $0.5 million in VOD service revenue, bringing VOD service margins to 8.2% during the three months ended March 31,

2003 compared to a negative margin of 115.2% of VOD service revenue during the same period in the prior year. VOD service margins increased as the Xstreme division continued to recognize deferred maintenance revenue and expand its customer base requiring additional installation, training, technical support, and software and hardware maintenance services, at a faster rate than growth of the costs to support such services. Real-time service revenue made up 83.5% of total service revenue, and as a result, a large increase in VOD service margins minimally impacts overall service margins.

     Sales and Marketing. Sales and marketing expenses increased as a percentage of sales to 24.3% for the three months ended March 31, 2003 from 16.8% for the three months ended March 31, 2002. These expenses increased $0.1 million, or 2.1% to $4.3 million during the three month period ended March 31, 2003 from $4.2 million in the three month period ended March 31, 2002. The Real-Time division's sales and marketing expenses increased $0.1 million compared to the same period in the prior year due primarily to the addition of a new sales person. The Xstreme division's sales and marketing expenses remained the same as compared to last year.

     Research and Development. Research and development expenses increased as a percentage of sales to 28.3% for the three month period ended March 31, 2003 from 15.4% for the three month period ended March 31, 2002. These expenses increased $1.1 million, or 29.3% to $5.0 million during the three month period ended March 31, 2003 from $3.9 million during the same period ended March 31,
2002. Since the three months ended March 31, 2002, the Xstreme division added new development staff and utilized outside consultants to focus on new application software development and customer specific integration activities. The addition of the development staff and use of outside consultants resulted in an increase in VOD research and development expense of $0.5 million and $0.2 million, respectively, when compared to the three months ended March 31, 2002. In addition, Concurrent incurred $0.1 million of additional product certification costs and $0.1 million in additional depreciation expense due to purchases of new testing and quality assurance equipment since the three months ended March 31, 2002. Additionally, there was an increase of $0.1 million of rent expense while temporarily occupying two development facilities as a result of moving our U.K. office to a new facility, and a $0.1 million increase in development expenses in the U.K. due to appreciation of the Great Britain Pound against the U.S. Dollar when compared to the same period in the prior year.

     General and Administrative. General and administrative expenses increased as a percentage of sales to 13.5% for the three months ended March 31, 2003 from 9.4% for the three months ended March 31, 2002. These expenses increased $0.1 million to $2.4 million during the three month period ended March 31, 2003 compared to $2.3 million in same period in the prior year. This increase was due to a $0.1 million increase in corporate insurance costs and a $.02 million increase as Concurrent increased its accounting personnel, partially offset by a $0.1 million decrease in bad debt expense, as compared to the three months ended March 31, 2002.

     Impairment Loss on Minority Investment and Related Note Receivable. Concurrent recorded a $10.5 million impairment charge, which included the write-off of the equity investment of $4.4 million and notes receivable and accrued interest of $6.1 million due from Thirdspace, during the quarter ended March 31, 2003, due to an other-than-temporary decline in the estimated market value of the equity investment in Thirdspace and the uncertainty of collectibility of the notes receivable from Thirdspace. The impairment of the equity investment and write off of the related notes receivable and accrued interest is based upon Thirdspace's financial condition and actual performance relative to expected performance, the status of Thirdspace's capital raising initiatives, the market conditions of the telecommunications sector, the state of the economy and the reduced market value of Thirdspace.

     Income Taxes. Concurrent recorded income tax expense for its domestic and foreign subsidiaries of $72,000 and $150,000 during the three month periods ended March 31, 2003 and 2002, respectively. This expense is based on a pre-tax loss of $14.2 million and pre-tax income of $2.5 million in the three month periods ended March 31, 2003 and 2002, respectively. This expense is primarily attributable to foreign withholding taxes and income earned in foreign locations, which cannot be offset by net operating loss carryforwards.

     Net Income (Loss). Concurrent recorded a net loss of $14.3 million or $0.23 per basic and diluted share for the three months ended March 31, 2003, compared to net income of $2.3 million or $.04 per basic and diluted share for the three months ended March 31, 2002.


THE NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2002

     Product Sales. Total product sales were $44.0 million for the nine months ended March 31, 2003, a decrease of $1.6 million or 3.7% from $45.6 million for the nine months ended March 31, 2002. This decrease resulted, in part, from VOD product sales decreasing slightly by $0.8 million, or 2.8% to $29.0 million in the nine month period ended March 31, 2003 from $29.8 million for the nine months ended March 31, 2002. The decrease in VOD product sales for the nine months ended March 31, 2003, is due primarily to increased scrutiny by the cable operators of their capital expenditures and the timing of revenue recognition for one cable operator where certain software deliverables have yet to be completed. During the nine months ended March 31, 2003, VOD product purchases from each of four North American MSO's accounted for more than 10% of VOD system revenue and 89.6% of VOD system revenue in the aggregate.

     Sales of real-time products decreased $0.8 million, or 5.3% to $15.0 million in the nine month period ended March 31, 2003 from $15.8 million for the nine month period ended March 31, 2002. The decrease in real-time product sales is due to a nonrecurring sale to an Australian customer in the nine months ended March 31, 2002, unfavorable economic factors and a longer than expected sales cycle internationally and domestically, partially offset in the domestic market by sales to one specific customer, as compared to the nine months ended March 31, 2002. Sales to a single customer accounted for approximately 51.4% of real-time product sales during the nine months ended March 31, 2003.

     Service Sales. Service sales remained at $16.0 million for the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002. VOD service revenue increased $1.9 million, or 260.3%, as the Xstreme division continued to recognize deferred maintenance revenue and expand its VOD customer base requiring additional installation, training, technical support, and hardware and software maintenance services. This increase was offset by a decrease of $1.9 million in real-time service revenue due primarily to the cancellation of maintenance contracts as machines were removed from service and from customers purchasing Concurrent's new products which are less expensive to maintain.

     Product Gross Margin. The product gross margin increased slightly to $23.5 million for the nine months ended March 31, 2003 from $23.4 million for the nine months ended March 31, 2002. The gross margin as a percentage of sales increased to 53.4% in the nine month period ended March 31, 2003 from 51.2% in the nine month period ended March 31, 2002, due to increases in both VOD and real-time product margins in the current fiscal year. VOD product gross margins increased to 50.0% in the nine month period ended March 31, 2003 from 47.7% in the nine month period ended March 31, 2002, due to improved efficiencies in the new MediaHawk model 3000 server, partially offset by a less favorable product mix and certain fixed costs being spread over lower product sales volume in the second and third quarters of fiscal 2003. Real-time product gross margins increased to 60.1% for the nine months ended March 31, 2003 from 57.8% for the nine months ended March 31, 2002, primarily due to strong margins on software sales and a favorable product mix on hardware during the nine months ended March 31, 2003, compared to the same period in the prior year.

     Service Gross Margin. The gross margin as a percent of services sales remained relatively constant on a consolidated basis, at 37.0% for the nine months ended March 31, 2003 compared to 37.2% for the same period in 2002. This decrease results from a decline in real-time service margins to 41.2% during the nine months ended March 31, 2003 compared to 43.3% during the same period in the prior year. This decrease in margins was due to an increase in severance expense during the nine months ended March 31, 2003 from a reduction in personnel as the Real-Time division has scaled down the infrastructure that is necessary to fulfill declining contractual obligations. The decline in contractual obligations resulted from the cancellation of maintenance contracts as machines were removed from service and from customers purchasing Concurrent's new products which are less expensive to maintain. This decrease in real-time service margins is partially offset by a $1.9 million increase in VOD service revenue, bringing VOD service margins to 15.9% during the nine months ended March 31, 2003 compared to a negative margin of 89.9% during the same period in the prior year. VOD service margins increased as the Xstreme division continued to recognize deferred maintenance revenue and expand its customer base requiring additional installation, training, technical support, and software and maintenance services, at a faster rate than the growth of the costs to support such services. Real-time service revenue made up 83.5% of total service revenues in the nine months ended March 31, 2003, and as a result, the increase in VOD margins over the same period in the prior year has only a minor impact on overall service margins.

     Sales and Marketing. Sales and marketing expenses increased as a percentage of sales to 22.4% for the nine months ended March 31, 2003 from 20.3% for the nine months ended March 31, 2002. These expenses increased $0.9 million, or 7.4% to $13.4 million during the nine month period ended March 31, 2003 from $12.5 million in the nine month period ended March 31, 2002. The Real-Time division's sales and marketing expenses increased $0.4 million due primarily to an increase in salaries and benefits from additional personnel, including the addition of a new sales person at Concurrent Federal Systems Inc., a wholly owned subsidiary of Concurrent Computer Corporation, focusing primarily on government programs. The Xstreme division's sales and marketing expenses increased $0.5 million in the nine months ended March 31, 2003 compared to the same period in the prior year due to a $0.2 million increase in severance costs for international personnel reductions and a $0.3 million increase in salary and wage benefits related to an increase in domestic sales personnel.

     Research and Development. Research and development expenses increased as a percentage of sales to 23.4% for the nine month period ended March 31, 2003 from 17.8% for the nine month period ended March 31, 2002. These expenses increased from $11.0 million to $14.0 million, or 27.7%, during the nine month period ended March 31, 2003 as compared to the nine month period ended March 31, 2002. Of the $3.0 million increase in research and development expenses, $2.9 million was attributed to VOD research and development. The increase in VOD research and development expense resulted primarily from the addition of new development staff and utilization of outside consultants to focus on new application software development and customer specific integration activities. The addition of the development staff and use of outside consultants resulted in an increase in research and development expense of $1.3 million and $0.8 million, respectively, when compared to the nine months ended March 31, 2002. In addition, there was an increase in product certification costs of $0.1 million, an additional $0.2 million of depreciation expense from purchases of new testing and quality assurance equipment, an increase of $0.1 million in rent expense while temporarily occupying two development facilities as a result of moving our U.K. office to a new facility, and a $0.1 million increase in development expenses in the U.K. due to the appreciation of the Great Britain Pound against the U.S. Dollar when compared to the same period in the prior year.

     General and Administrative. General and administrative expenses increased as a percentage of sales to 11.6% for the nine months ended March 31, 2003 from 10.5% during the same period in the prior year. These expenses increased $0.6 million, or 8.3% to $7.0 million, during the nine month period ended March 31, 2003 from $6.4 million during the nine month period ended March 31, 2002, primarily due to a $0.4 million increase in corporate insurance costs and a $0.1 million increase in accounting fees. In addition, in the prior fiscal year, Concurrent hired a new Xstreme division president and added personnel to its legal and investor relations department, resulting in a $0.6 million increase in general and administrative salaries and benefits in the nine months ended March 31, 2003. The increase in these cost were partially offset by a decrease of $0.1 million in one time legal costs and a $0.3 million decrease in bad debt expense.

     Impairment Loss on Minority Investment and Related Note Receivable. Concurrent recorded a $10.5 million and a $2.9 million impairment charge during the quarters ended March 31, 2003 and December 31, 2002, respectively, totaling $13.4 million for the nine months ended March 31, 2003. The impairment charge recorded in the quarter ended March 31, 2003 included the write off of the notes receivable and related accrued interest totaling $6.1 million owed to Concurrent by Thirdspace and an other-than-temporary decline in the estimated market value of the remaining minority equity investment in Thirdspace of $4.4 million. The impairment of the investment and write off of the related notes receivable and accrued interest is based upon Thirdspace's financial condition and actual performance relative to expected performance, the status of Thirdspace's capital raising initiatives, the market conditions of the telecommunications sector, the uncertainty of the collectibility of the notes receivable, the state of the economy and the reduced market value of Thirdspace.

     Income Taxes. Concurrent recorded income tax expense for its domestic and foreign subsidiaries of $153,000 during the nine month period ended March 31, 2003, compared to $450,000 during the nine month period ended March 31, 2002. This expense is primarily attributable to foreign withholding taxes and income earned in foreign locations, which cannot be offset by net operating loss carryforwards.

     Net Loss. Concurrent recorded a net loss of $18.3 million or $0.30 per basic and diluted share for the nine months ended March 31, 2003, compared to a net loss of $650,000 or $0.01 per basic and diluted share for the nine months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Concurrent's liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Concurrent's future liquidity will be affected by, among other things:

     -    The  potential  decline  in  Real-Time  systems  and  service revenue;
     - Revenue from VOD systems and the pace at which MSOs implement VOD technology;
     - Ongoing cost control actions and expenses, including for example, research and development and capital expenditures;
     -    The  margins  on  the  VOD  and  real-time  businesses;
     -    The  ability  to  raise  additional  capital,  if  necessary;
     - Timing of product shipments which occur primarily during the last month of the quarter;
     - The percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles;
     - The number of countries in which Concurrent operates, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases; and
     - The potential change in the fair market value of Concurrent's remaining minority equity investment.

     Concurrent provided cash of $6.6 million from operating activities during the nine months ended March 31, 2003 compared to using cash of $4.3 million during the nine months ended March 31, 2002, primarily due to improved collections of accounts receivables and improved inventory control. Concurrent's previously available $5 million revolving credit facility with Wachovia Bank expired on December 31, 2002. Concurrent has elected not to renew or extend this credit facility beyond its December 31, 2002 expiration date.

     Concurrent invested $4.5 million in property, plant and equipment during the nine months ended March 31, 2003 compared to $3.3 million during the nine months ended March 31, 2002. Current year capital expenditures relate primarily to leasehold improvements, product development, and the acquisition of testing and quality assurance, and demonstration equipment for Concurrent's Xstreme division. Concurrent completed its obligation of providing an additional $3 million loan to Thirdspace in September of 2002. This note has a four-year term and bears interest at 8% per annum. However, due to the uncertainty surrounding the collectibility of the notes receivable from Thirdspace, the notes are valued at zero on the March 31, 2003 balance sheet.

     Concurrent received $24.0 million in net proceeds from a private placement of 5.4 million shares of common stock on July 19, 2001, such shares having subsequently been registered with the Securities and Exchange Commission in a filing on Form S-3. In addition, Concurrent received $546,000 and $3.5 million from the issuance of common stock to employees and directors who exercised stock options during the nine month periods ended March 31, 2003 and 2002, respectively.

     At March 31, 2003, Concurrent had working capital of $36.4 million and had no material commitments for capital expenditures. Management of Concurrent believes that the existing cash balances and funds generated by operations will be sufficient to meet the anticipated working capital and capital expenditure requirements for the next 12 months.

     Included in deferred revenue are billings for maintenance contracts and billings for products that are pending completion of the revenue recognition process. Maintenance revenue, whether bundled with the product or priced separately, is recognized ratably over the maintenance period. At March 31, 2003, deferred revenue includes billings to certain customers who agreed to make progress payments for systems that had not yet been completed and revenue had not yet been recognized. Deferred revenues have increased $3.9 million from $5.7 million at June 30, 2002 to $9.6 million at March 31, 2003, due to billings to a North America cable operator in advance of revenue recognition and the growing base of cable customers with maintenance programs where the revenue is recognized ratably over the maintenance period.

     Concurrent maintains pension plans for certain employees and former employees in the United Kingdom and Germany. The projected benefit obligation for the benefit plans at June 30, 2002 and June 30, 2001 as determined in accordance with FAS No. 87, "Employers Accounting for Pensions", was $17.0 million and $15.4 million, respectively, and the value of the plans assets was $12.0 million and $12.4 million, respectively. As a result, the plans were underfunded by $5.0 million at June 30, 2002 and by $2.9 million at June 30, 2001. Since June 30, 2002, the value of the plan assets has continued to decline to $10.8 million at March 31, 2003. Due to the decline in the fair market value of the plans' assets, it is likely that the amount of Concurrent's contributions to the plans will increase from the $320,000 of contributions made in fiscal 2002. In addition, management expects the pension cost to be recognized in the financial statements will increase from the $465,000 recognized in fiscal 2002 to approximately $800,000 in fiscal 2003, of which approximately $600,000 was recognized in the nine months ended March 31, 2003. The expense to be recognized in future periods could increase further, depending upon the amount of the change in the fair market value of the plan assets and the change in the projected benefit obligation.

     As a result of the overall decline in market interest rates, Concurrent may decide it is necessary to use a lower discount rate in the calculation of its projected benefit obligation. The use of a lower discount rate combined with the decrease in the market value of plan assets is likely to cause the amount of the underfunded status to increase. Though management has not yet determined the exact amount of such underfunding, after completion of the actuarial valuations in the fourth quarter of fiscal 2003, Concurrent could be required to record an additional reduction to stockholders' equity. Concurrent recorded reductions to stockholders' equity in fiscal 2002 and 2001 amounting to $1.6 million and $2.8 million, respectively. However, management does not currently believe the underfunded status of the pension plans will materially affect Concurrent's financial position. Moreover, given the impact that the discount rate and stock market performance have on the projected benefit obligation and market value of plan assets, future changes in either one of these may reduce our pension plan underfunding.

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

     CAUTIONARY  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

     Certain statements made or incorporated by reference in this report on Form 10-Q may constitute "forward-looking statements" within the meaning of the federal securities laws. When used or incorporated by reference in this prospectus, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect Concurrent's financial condition or results of operations include, without limitation:

     -    availability of video-on-demand content;
     -    delays or cancellations of customer orders;
     -    changes in product demand;
     -    economic conditions;
     -    various inventory risks due to changes in market conditions;
     - uncertainties relating to the development and ownership of intellectual property;
     - uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights;
     -    instability and financial instability in the cable industry;
     -    the pricing and availability of equipment, materials and inventories;
     -    the limited operating history of our video-on-demand segment;
     -    the concentration of our customers;
     -    failure to effectively manage growth;
     -    delays in testing and introductions of new products;
     -    rapid technology changes;
     - demand shifts from high-priced, proprietary real-time systems to low-priced, open server systems;
     -    system errors or failures;
     -    reliance on a limited number of suppliers;
     - uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations;
     -    the highly competitive environment in which we operate;
     -    failure to effectively service the installed base;
     -    the entry of new well-capitalized competitors into our markets; and
     - the valuation of equity investments and collectibility of notes receivable, including but not limited to our equity and debt investment in Thirdspace.

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

PART  II     OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     From time to time, Concurrent may be involved in litigation relating to claims arising out of its ordinary course of business. Concurrent is not presently involved in any material litigation, but has the following matters pending:

     -    SeaChange  International,  Inc. v. Putterman, et al, Arkansas Court of
          ---------------------------------------------------
          Appeals, Case No. CA 01-1126. The suit was filed on June 14, 1999 alleging that Concurrent defamed SeaChange International, Inc. ("SeaChange"). On June 14, 2000, Concurrent counterclaimed against SeaChange alleging that SeaChange defamed Concurrent. On January 4, 2001, the court granted Concurrent's motion to dismiss all claims against it. SeaChange subsequently appealed and the appeal was granted on October 2, 2002. Concurrent filed a Petition for Review of the appellate court ruling with the Supreme Court of Arkansas which was denied on November 14, 2002. A trial date has yet to be determined.

     -    Eason  v.  Concurrent  Computer  Corp,  et  al.,Superior  Court of New
          ---------------------------------------------------
          Jersey, Case Mon-L-3284-94. This suit arose out of a personal injury claim filed in 1994 alleging that plaintiff was injured when a lamp post in Concurrent's parking lot fell. The case against Concurrent was dismissed in 1995, but in 2000 the plaintiff amended the cause of action and refiled against Concurrent alleging spoliation of evidence. The plaintiff obtained a default judgment for $119,800 in December 2001, which was vacated in August 2002. Plaintiff subsequently refiled and Concurrent sought to have the matter dismissed. On February 10, 2003, Concurrent prevailed on its summary judgment motion and the case was dismissed. On February 20, 2003, the plaintiff appealed and the case is scheduled to be briefed in June 2003.

     Concurrent is involved in various other legal proceedings. Management of Concurrent believes that any liability to Concurrent which may arise as a result of these proceedings, including the proceedings specifically discussed above, will not have a material adverse effect on Concurrent's financial condition.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Exhibits:

    3.1 - Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).
    3.2  -  Amended  and  Restated  Bylaws  of  the  Registrant.
    3.3 - Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).
    3.4 - Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).
    3.5 - Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).
    4.1  -  Form  of  Common  Stock  Certificate.
    4.2 - Form of Rights Certificate (incorporated by reference to the Registrant's Current Report on Form 8-K/A filed August 12, 2002).
    4.3 - Amended and Restated Rights Agreement dated as of August 7, 2002 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Registrant's Current Report on Form 8-K/A filed on August 12, 2002).
    11.1*-  Statement  Regarding  Computation  of  Per  Share  Earnings.
    99.1 -  Certification  of  Chief  Executive  Officer,  pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b)   Reports  on  Form  8-K.

      The following reports on Form 8-K were filed during the period covered by this report:

      -     Current Report on Form 8-K filed on January 24, 2003 relating to financial results for the quarter ended December 31, 2002.
      -     Current Report on Form 8-K filed on January 31, 2003 regarding the retirement of Board Member Morton Handel.
      - Current Report on Form 8-K filed on March 21, 2003 relating to the equity investment in Thirdspace.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report for the quarter ended March 31, 2003, to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 2003     CONCURRENT COMPUTER CORPORATION




                           By: /s/ Steven R. Norton
                               ----------------------
                               Steven R. Norton
                               Executive Vice President, Chief Financial Officer and Secretary
                               (Principal Financial and Accounting Officer,
                               Authorized Officer)

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

Date: May 15, 2003

                                     /s/ Jack A. Bryant
                                    -------------------------------------------
                                    Name:  Jack A. Bryant
                                    Title: President and Chief Executive Officer

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

Date: May 15, 2003

                                  /s/ Steven R. Norton
                                -------------------------------------
                                Name:  Steven R. Norton
                                Title: Executive Vice President, Chief Financial Officer and Secretary

                                  EXHIBIT INDEX
                                  -------------


    3.1 - Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

    3.2  -  Amended  and  Restated  Bylaws  of  the  Registrant.

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

    4.1  -  Form  of  Common  Stock  Certificate.

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

    11.1*-  Statement  Regarding  Computation  of  Per  Share  Earnings.

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