Form 10-K
period 2003-06-30
CONCURRENT COMPUTER CORP/DE
filed 2003-09-18
CIK 749038

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                  ____________

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                         COMMISSION FILE NUMBER 0-13150


                         CONCURRENT COMPUTER CORPORATION
             (Exact name of registrant as specified in our charter)

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

     Indicate by a check mark whether the registrant is an accelerated filer (as
defined  in  Rule  12b-2  of  the  Exchange  Act).       Yes    X     No
                                                              -----       -----

     As of September 8, 2003, there were 62,367,686 shares of Common Stock outstanding. The aggregate market value of shares of such Common Stock (based upon the last sale price of $4.24 per share as reported for September 8, 2003 on the Nasdaq National Market) held by non-affiliates was approximately $261,633,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of Registrant's Proxy Statement to be used in connection with Registrant's 2003 Annual Meeting of Stockholders scheduled to be held on October 21, 2003 are incorporated by reference in Part III hereof.

================================================================================

                                     PART I


ITEM 1. BUSINESS


OVERVIEW

     We are a leading provider of computer systems for both the video-on-demand, or VOD, market through our Xstreme division and high-performance computing applications through our Integrated Solutions division (formerly the Real-Time division). Our Xstreme division provides VOD systems consisting of hardware and software as well as integration services, primarily to residential cable companies that have upgraded their networks to support interactive, digital services. Our Integrated Solutions division provides high-performance, real-time computer systems to commercial and government customers for use in applications such as simulation and data acquisition. Although almost all of our revenues prior to fiscal 2000 were derived from our Integrated Solutions division, we expect in the near term that a majority of our future revenue growth will come from our Xstreme division, which began commercial sales in 1999.

     Our VOD systems enable cable systems that have two-way capability to deliver movies and a large variety of other content to subscribers with digital set-top boxes. The subscribers can then view the content at any time with familiar VCR-like functionality such as fast-forward, rewind, and pause. We have been selected to supply our VOD system to 62 markets. We provided VOD for the first successful commercial deployment of VOD in 1999 and some of the largest system-wide commercial deployments to date. The largest cable companies in the U.S. have begun deploying VOD services in one or more residential markets.

     Our high-performance computing systems and software are specially designed to acquire, process, store, analyze and display large amounts of rapidly changing information in real time - that is, with microsecond response as changes occur. We have over 37 years of experience in high-performance computing systems, including specific expertise in operating systems, computer hardware, application software, productivity tools, and networking. Our systems and software support applications in the simulation and training, data acquisition, and industrial process control systems markets.

     We recently created a new subsidiary, Concurrent Federal Systems, Inc., to focus on opportunities within the federal government, leveraging Concurrent's status under The North American Industry Classification System as a small business that can offer end-to-end computing solutions.

     We were incorporated in Delaware in 1981 under the name Massachusetts Computer Company.

     We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available, free of charge, on our web site located at www.ccur.com. Since at least as early as
                                       ------------
November 15, 2002, we have made these reports available as soon as reasonably practicable after filing with the SEC. Additionally, we have adopted a code of ethics that is applicable to our principal executive, financial, and accounting officers. This ethics policy is also posted on our web site. If we amend or change our code of ethics or grant a waiver to it, we will disclose these events through our website.

     Financial information about our industry segments is included in Note 14 to the consolidated financial statements included herein.


THE VOD MARKET

     Technological developments have laid the groundwork for digitally upgraded, two-way capable networks that enable cable companies to deliver VOD services to their digitally enabled subscribers. These new systems include additional bandwidth capability and digital equipment throughout the network. These digitally upgraded systems are capable of carrying a larger quantity of signals at a faster rate. As of December 2002, according to the National Cable Television Association, digital upgraded cable service is available to approximately 82% of the homes passed by basic cable service in the United States. Further, many major movie studios, major television networks, premium channel providers, and other program and content creators are converting their most popular titles into a digital format, thus, making content available for VOD services.

     We believe these advancements have opened the door for our VOD systems to serve the home video entertainment market. Our VOD systems offer the following improvements over traditional home video services:

     - Home video rentals. VOD eliminates travel to pick-up or return rentals and late charges.

     - Pay-per-view. VOD enables a subscriber to view content at any time with interactive capabilities such as play, rewind, fast-forward and pause and is not limited by the availability of channel frequencies for delivering content.

     - Digital Video Recorder. A digital video recorder (DVR) is an additional set-top device or an enhanced set-top device that enables a user to record programming for playback after the "live" program began with VCR-like functionality on the saved content. VOD does not require subscribers to purchase an expensive DVR device, install and maintain the device, update the device and learn how to operate the device. Further, since VOD is network based, cable companies can incrementally add storage (thus, a greater selection) whereas storage on a DVR device is not so easily increased.

     - Advertising. VOD has the potential to enable cable companies to target advertising and offer an interactive advertising experience.

     We believe that VOD is a key strategic competitive initiative for cable companies because it provides them with an opportunity to differentiate their service offerings, in that digital broadcast satellite providers are technically unable to duplicate the full functionality of cable delivered VOD. Further, we believe VOD will provide the cable companies access to new revenue generating opportunities from subscribers, advertisers and electronic commerce initiatives.


THE  HIGH-PERFORMANCE  COMPUTING  MARKETS

     Our Integrated Solutions division focuses on high-performance systems that offer unique solutions for a wide-range of applications that require state-of-the-art technology. The solutions we provide typically offer high-performance computation, high data throughput, and predictable and repeatable responses to critical events. Our computer systems and software are currently used in host, client server, and distributed computing solutions, including fault tolerance applications. End uses of our products include the following:

     - Simulation and Training. Applications that utilize our systems include training simulators for commercial and military aviation, vehicle operation and power plants, mission planning and rehearsal, and engineering design for avionics and automotive labs subsystems. Our high-performance computer systems also run hardware-in-the-loop type applications in which accurate simulations are constructed to verify hardware designs.

     - Data Acquisition. Applications that run on our systems include environmental analysis and display, engine testing, range and telemetry systems, weather satellite data acquisitions and forecasting, intelligence data acquisition and analyses, and command and control.

BUSINESS  STRATEGY

     XSTREME DIVISION

     Our VOD strategy is comprised of the following primary initiatives:

  - Maintain Existing and Establish New Relationships with Top Domestic Cable Companies. We have been selected to supply VOD systems for 62 markets. Our customers include, in alphabetical order, Adelphia Communications Corporation, AOL Time Warner, Inc., Blue Ridge Communications, Bright House Networks, Cablevision Systems Corporation, Charter Communications, Inc., Cogeco, Inc., Comcast Corporation, Cox Communications, Inc., Knology, Inc., Mediacom Communications Corporation, and Vid otron Lt e. We will focus on continuing to serve these customers and adding to the customer base by providing the product innovations and customer support the cable companies need to succeed. Additionally, we are focusing our sales team on new opportunities in new markets within our base as well as other domestic network providers.

  - Develop Partnerships Enabling Incremental Revenue Opportunities for Cable Companies. With the evolution of the television viewing experience, we believe there will be opportunities for our customers to generate incremental revenues with other product offerings complementary to VOD services. To that end, we have an active partner program to develop relationships with other industry suppliers. Examples include, in alphabetical order, Cisco Systems, Inc., Digeo, Inc., Gemstar-TV Guide International, Inc., Gotuit Media Corporation, Microsoft Corporation, TVGateway, LLC, Wink Communications, Inc., and others. Additionally, we support and partner with major providers of network equipment such as Scientific-Atlanta, Inc., Motorola, Inc., Harmonic, Inc., BigBand Networks, Inc., Internet Photonics, Inc. and others. We have also invested in and formed a strategic partnership with Everstream Holdings, Inc., a company specializing in incremental software applications for the collection of information from our VOD systems. Further, Everstream has developed an application for the delivery of targeted advertising via our VOD systems.

  - Focus on International Operations. The rollout of residential VOD service internationally over both cable television systems and DSL-based telephone networks is progressing more slowly than we originally expected. As a result, we have reduced our presence in certain markets so we can focus on more promising opportunities. We will continue to nurture relationships with international cable companies and telephone companies in order to take advantage of opportunities as they arise.

  - Maintain a Technological Leadership Position in VOD Server Systems. We have developed our VOD technology through internal research and development, acquisitions, and relationships with third-party technology providers. We intend to continue to focus on the development of future VOD technologies in order to remain a technology leader by improving streaming flexibility, asset management, encryption techniques, network based digital video recorder applications, software clients, time shifted programming, and functionality such as compatibility with high definition television.

     INTEGRATED  SOLUTIONS  DIVISION

     As the high-performance, real-time, computing market shifted to open systems, we introduced new products to meet these open system requirements while maintaining support for our proprietary systems. Our strategy strikes a balance between offering upgrades for our proprietary system offerings and investing in our open-source RedHawk(TM) Linux(R) operating system and our iHawk integrated computer system solutions.

     RedHawk(TM) Linux(R) is a real-time operating system that incorporates a number of changes to Linux that make it a powerful real-time, multi-processing operating system for time-critical applications. RedHawk includes the popular Red Hat(TM) Linux distribution. RedHawk also maintains third-party software compatibility with Red Hat Linux, allowing us to take advantage of the full range of third-party software applications that run on Red Hat.

     The iHawk family is a line of Intel-based servers available in single, dual, quad, and 8-way processor models. iHawks are available in a wide-range of configurations that include our proprietary real-time clock and interrupt module as well as the optional NightStar tool suite. We expect that the introduction of a wide-range of Intel-based servers running RedHawk Linux will allow us to compete for a broader range of business opportunities.

     Concurrent Federal Systems, Inc., a wholly owned subsidiary of Concurrent Computer Corporation, was established in October 2002 to help us respond to the growing needs of the federal government. The subsidiary operates as a prime contractor or subcontractor or as part of a team to develop new and innovative ways to address the difficult problems encountered in the information technology arena for border and transportation security, emergency response, homeland security, infrastructure protection and military action.


PRODUCTS  AND  SERVICES

     Our products fall into two principal groups, VOD systems sold by our Xstreme division and high-performance systems sold by our Integrated Solutions division. In addition, both divisions provide technical support to our customers. The percentage of total revenue contributed by our Xstreme division's products, our Integrated Solutions division's products and our service offering is discussed in Management's Discussion and Analysis of Financial Condition and Results of Operation in this Annual Report on Form 10-K.

     XSTREME  DIVISION  PRODUCTS

     Our VOD system may be located at the headend or hub in a distributed or centralized architecture with our thin client software, or an alternative client application, residing on the subscriber's set-top-box. When a subscriber selects a movie, a video session is established between our video server and the digital set-top box in the subscriber's home via the resource manager over the cable system's network. The selected movie is accessed from the video server where it is stored at either a headend or a hub. The purchase is captured by our back-office software, creating a billing and royalty record for the cable company's billing system.

     Our VOD systems integrate video streaming technology, content management, and back-office software and readily available commercial hardware platforms to provide interactive, VOD capabilities. Our VOD systems include the following:

  - MediaHawk(R) Family of Video Servers. Our MediaHawk video servers are high-performance computer systems designed for the demanding requirements of interactive VOD applications. The MediaHawk video server includes multiple content storage devices, stream processors and input/output interfaces. In June 2003, we began shipping our fourth generation of servers, the MediaHawk 4G On-Demand Platform, which separates streaming, storage, and content capture to maximize flexibility and scalability. The MediaHawk 4G will work with legacy MediaHawk family products, enabling our customers to seamlessly grow their VOD streaming capabilities.

  - Resource Manager. Our resource manager establishes the network connection that allows the video to be streamed to the home over the cable operator's network as a dedicated session. The resource manager is designed to route video streams in the most efficient manner available at any given time.

  - MediaHawk Business Management System. Our business management system is an industry standard, relational database supporting subscriber and provider data management. Our back-office applications include customer access management, content distribution management, order management, royalty management, billing interfaces and marketing analysis.

  - Real Time Media. Our Real Time Media System enables our customers to capture satellite or broadcast television programming at the time of broadcast and simultaneously digitally encode and store the captured programs for future viewing by the subscriber.

  - Client. Our client is a small software module that resides on each set-top-box, empowering the subscriber to select on-demand content and maintain complete interactive control.

  - System Management and Maintenance Software. Our system management and maintenance software is designed to detect failed components, to re-route video streams bypassing the failed component, and to notify the cable company that maintenance is required.

  - Integration Options. Our VOD systems are compatible with a wide range of equipment and software employed by cable companies to deliver digital television service, including digital set-top boxes from Scientific-Atlanta, Motorola, Pioneer, Sony and Pace Micro and transport topologies such as Gigabit Ethernet, DVB-ASI, ATM, and 64 and 256 QAM IF or RF. Further, since our VOD technology allows us to perform functionality in the server rather than in the digital set-top box, we can overcome the challenge of providing VOD services through digital set-top boxes with limited processing capability.

  - Subscription VOD (SVOD) Technology. SVOD is a complementary service to VOD, enabling impulse viewing of premium network programming such as HBO, Showtime or Starz at flat monthly fees with VCR-like functionality. SVOD is not a service that can be offered by direct broadcast satellite and we believe it will provide cable companies with a competitive advantage and build greater subscriber satisfaction and retention.

  - Fault Tolerant System Designs. Our VOD systems are designed with multiple layers of redundancy, including fully redundant storage, power and cooling systems to provide seamless end-user viewing. Thus, in most cases, system repairs can be made during delivery without any interruption to the end-user.

  - Intelligent Digital Asset Management. Our VOD systems enable cable companies to automate the movement of content from one storage location to another based upon demand and other network requirements. This feature enables the most efficient streaming and storage of content. We have applied for a patent to protect our developments in this area.

  - Multiple Operating Systems. We offer solutions utilizing both proprietary, purpose-specific operating systems, as well as open, commercially available operating systems. Our general expectations are an orderly migration to open systems, thus reinforcing our stance of embracing open standards where feasible.

     XSTREME  DIVISION  SERVICES

     Our support offerings are an essential piece of successfully deploying VOD services. A VOD system has multiple interface points with other network elements; e.g., transport equipment, set-top boxes, conditional access, navigators (electronic program guides), billing systems, content receivers, other applications and back office systems. Our system engineers are able to integrate these diverse elements, creating seamless VOD services. The basic customer service plans and support options offered to our VOD customers include 24x7 telephone support, software patches to correct problems in existing software, 24-hour parts replacement, product service training classes, limited on-site services and preventative maintenance services. These services are typically provided at no additional charge during the warranty period and are available for additional fees under maintenance agreements after the warranty period. In addition to these basic service and support options, we also offer, for additional fees, software upgrades and onsite hardware maintenance services.

     INTEGRATED  SOLUTIONS  DIVISION  PRODUCTS

     The  principle  products  sold  by  our  Integrated Solutions division are:

  - Power Hawk(R) 700 and 900. Power Hawk is our family of highly-scalable, advanced systems capable of supporting data acquisition, simulation and industrial process control applications in environments ranging from entry level to highly complex. The Power Hawk line is designed around the Motorola PowerPC processor, and is available in single, dual and quad central processing unit (CPU) versions.

  - PowerMAXION(R). The PowerMAXION is our mid-level system specifically targeted to the real-time data acquisition market, such as radar and weapons control in the military market. The PowerMAXION series is designed around the PowerPC 604e processors from IBM and Motorola and is available in one-to-eight CPUs.

  - Model 3200-2000. The Model 3200-2000 is the most recent addition to our Series 3200 family of high-performance proprietary platforms. Model 3200-2000 provides an upgrade to processing power and system throughput required by demanding real-time applications. Model 3200-2000 runs our proprietary operating system.

  - PowerMAX Operating System. The PowerMAX Operating System is our highly-deterministic UNIX-based operating system used on our Power Hawk and PowerMAXION systems.

  - NightStar Tools. The NightStar development tools help users debug their application software running under both the PowerMAX and RedHawk Linux operating systems.

  - RedHawk(TM) Linux. RedHawk Linux is an industry-standard, real-time version of the open source Linux operating system. RedHawk Linux, which includes the popular Red Hat(R) Linux distribution, provides high-speed transfer of data, guaranteed fast response to external events and optimized interprocess communications.

  - iHawk(TM). Our iHawk Intel-based servers feature the RedHawk Linux operating system and our real-time clock and interrupt module. Although this product is still new to the marketplace, we anticipate that it will be deployed in simulation, data acquisition and industrial process control applications, and satisfy scientific and other complex computing requirements.

     INTEGRATED  SOLUTIONS  DIVISION  SERVICES

     Customer Support. We offer worldwide hardware and software maintenance and support services for our Integrated Solutions division products and for the products of other computer and peripheral suppliers. Services include on-site maintenance, return-to-factory warranty, depot repair, and software support update service. We provide these support services at no additional charge during the warranty period. We have routinely offered and delivered long-term service and support of our products for as long as 15 to 20 years under maintenance contracts for additional fees. However, we anticipate this source of revenue to decline over time due to legacy product obsolescence.

     Custom Engineering and Integration Services. We provide custom engineering and integration services in the design of special hardware and software to help our customers with their specific applications. This may include custom modifications to our products or integration of third-party interfaces or devices into our systems. Many customers use these services to migrate existing applications from earlier generations of our systems or our competitors' systems to our state-of-the-art systems. These services also include classroom and on-site training, system and site performance analysis, and multiple vendor support planning.


SALES AND MARKETING

     We sell our systems primarily in the U.S. through our direct field sales and support offices, as well as through value added resellers and systems integrators. As of June 30, 2003, on a consolidated basis, we had 91 employees in our sales and marketing force, which includes sales support, corporate communications, application engineering, field sales, and sales administration. Of these employees, ten are shared by our divisions.

     XSTREME  DIVISION

     Our VOD sales strategy primarily focuses on maintaining and expanding existing relationships and developing new relationships, with domestic cable companies and international cable and DSL providers. Our domestic sales force has significant experience as either prior employees of, or vendors to, the largest domestic cable companies. During the fiscal year we added employees to our direct sales team to enable us to better respond to our customers' needs.

     Outside the North American cable market, we have a small direct sales team that is augmented by value added resellers and systems integrators.

     As of June 30, 2003, we employed 41 people worldwide as part of our Xstreme sales and marketing team.

     INTEGRATED  SOLUTIONS  DIVISION

     We sell our high-performance computing systems in key markets worldwide through direct field sales and support offices, as well as through value added resellers and systems integrators. As of June 30, 2003, we employed 40 people worldwide as part of our sales and marketing team.


CUSTOMERS

     Both of our divisions derive revenue from a limited number of customers. As a result, the loss of, or reduced demand for products or related services from any of our major customers could adversely affect our business, financial condition and results of operations. Our products are typically manufactured and shipped in the same quarter the purchase order is received. Accordingly, we do not believe backlog is a meaningful indicator of future level of sales. Our backlog for real-time and VOD systems at June 30, 2003 and 2002 totaled $2.0 million and $2.3 million respectively. In addition, we had deferred revenue of $7.6 million and $5.7 million at June 30, 2003 and 2002, respectively, which resulted from prepaid maintenance services and shipments of systems where the revenue had not yet been recognized.

     We have purchase agreements with many customers, but none of these agreements require fixed minimum purchases of our products except for our agreement with Lockheed-Martin. As a result, sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers' budgets for capital expenditures and new product introductions.

     XSTREME  DIVISION

     A significant portion of our VOD revenue has come from, and is expected to continue to come from, sales to the large cable companies. Customers accounting for more than 10% of total revenue consisted of AOL Time Warner (16%) and Comcast (10%) for the year ended June 30, 2003; AOL Time Warner (31%) and Cox Communications (13%) for the fiscal year ended June 30, 2002; and Comcast (12%) and AOL Time Warner (11%) for the fiscal year ended June 30, 2001. No other Xstreme division customer accounted for more than 10% of total revenue during the last three fiscal years.

     INTEGRATED  SOLUTIONS  DIVISION

     Lockheed-Martin accounted for 16% and 12% of total revenues in the fiscal years ended June 30, 2003 and 2002, respectively. No other Integrated Solutions division customer accounted for more than 10% of total revenue during the last three fiscal years.

     We derive a significant portion of our revenues from the supply of integrated computer systems to U.S. Government prime contractors and agencies of the U.S. Government. The supplied systems include configurations from the PowerMAXION, Power Hawk, and 3200-2000 product lines, with certain systems incorporating custom enhancements requested by the customer. We sell these integrated computer systems to prime contractors, including Boeing, Lockheed-Martin, and Raytheon. We also supply spare parts, upgrades, and engineering consulting services and both hardware and software maintenance. For the fiscal year ended June 30, 2003, we recorded $18.2 million in revenues to U.S. Government prime contractors and agencies of the U.S. Government, representing 24% of total sales for the period. Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, failure to exercise options, changes in government policies and the imposition of budgetary constraints. A loss of government contract revenues could have a material adverse effect on our business, results of operations and financial condition.


NEW  PRODUCT  DEVELOPMENT

     We are committed to the development of new technology and rapid innovation in the evolving markets in which we compete. Research and development costs are expensed when incurred and aggregated $18,775,000, $15,291,000, and $11,579,000 in fiscal years 2003, 2002, and 2001, respectively.

     XSTREME  DIVISION

     Our research and development strategies with respect to our VOD solutions are focused on the following:

  - Network Digital Video Recorder Technology. This technology will allow the subscriber to pause and rewind time-shifted programming, effectively providing "TV on-demand." We believe this is superior to existing DVR devices because cable subscribers will not be required to purchase or maintain an extra device since all the required equipment will reside on the cable company's network. We have released the first generation of our real time media product line that captures, encodes, and stores broadcast programs for future viewing. Additionally, we have released our MediaHawk 4G On-Demand Platform that will enable cable companies to grow streaming, storage, and content capture independently so they can more easily provide "TV on-demand".

  - Interactive and Targeted Advertising. Interactive long format advertising is already being deployed by Cox Communications in their systems. Targeted advertising technology provided by partners such as Everstream will allow our VOD system to insert different television commercials into the video streams for different consumers. This technology will allow the advertiser to closely "target" product advertisements to consumers most likely to buy, rather than broadcasting the same advertisements to everyone.

  - High Definition VOD. We are adding full end-to-end support for high-definition content to our system this year. Such content requires substantially greater streaming and storage capacity which, in turn, will require more VOD products. For example, high-definition content typically requires streaming capacity of 19 megabits/second while standard content streams at 3.75 megabits/second. Thus, high-definition content consumes approximately five times the storage and approximately five times the streaming capacity.

  - Content Management. As VOD matures as an industry, we anticipate that demand for stored content will increase from a few hundred hours to many thousands of hours. We continue to enhance our systems to intelligently and automatically manage the distribution and lifecycle of stored content, thus, increasing the efficiency of our customers' networks.

  - Resource Management. We have developed an advanced distributed resource management system that will allow on-demand systems to grow into the "everything on demand" environment that we believe the cable industry is now envisioning.

  - Platform Consolidation. As our VOD systems have become more widely deployed, we have been developing a single platform to focus future development and ease support requirements.

     INTEGRATED  SOLUTIONS  DIVISION

     Our product development strategies will focus on higher-performance and cost-effective scalable products that will provide the latest technology with a wider range of solutions for our customers. New product development will be focused on the following:


  - iHawk. We plan to offer systems based on new 64-bit processor technology in addition to systems based on higher-performance 32-bit processors from Intel(R). These systems should be available in single, dual, quad and 8-way processor configurations.

  - RedHawk Linux. We are further developing our RedHawk Linux real-time operating system to provide increased determinism for time-critical applications.

  - Opal-RT RT-LAB Simulation. We have entered into an engineering alliance with Opal-RT whereby Opal-RT will make their automotive data acquisition testing product available on our RedHawk Linux based systems. RT-LAB is a widely-used real-time application that allows engineers to use mathematical block diagrams for design, simulation, control and related functions. RT-LAB offers a scalable, high-performance, environment for the most demanding of hard-real-time simulations such as for internal combustion engines, hydraulic systems, car dynamics and flexible multi-body mechanical systems, as well as electrical and power electronic systems.

  - Data Acquisition Products. We are developing data acquisition products compatible with graphics-based software applications for acquiring, storing, analyzing, filtering and displaying of multiple data streams. We believe these developments will allow us to compete for general high-performance data acquisition market applications.

  - Image Generation. We are developing PC-based products based on visual software from Multigen-Paradigm Inc. These image generation systems will directly address the requirements of the simulation and training markets. Typically we have provided only the "host computer" component of training systems. The new products will allow us to compete for the visual subsystems.

  - Multi-Level Security Systems. We are developing multi-level security features for our real-time products that will ensure that no user, either authorized or unauthorized, can launch any process that circumvents the security mechanisms.


COMPETITION

     Both our Xstreme and Integrated Solutions divisions operate in highly-competitive environments, driven by rapid technological innovation. Both divisions compete based upon features, reliability, service, and price. Due in part to the range of performance and applications capabilities of our products, we compete in various markets against a number of companies.

     The major competitors of the Xstreme Division currently include the following:

  - SeaChange International, Inc. and nCUBE Corporation. Additionally, there are a number of other entities in the market, including Kasenna, Inc., Mid-Stream Technologies, Inc., Broadbus Technologies, Inc., N2 Broadband, Inc., and Silicon Graphics, Inc. We believe SeaChange International Inc. and ourselves are the leaders in the VOD market based on subscribers in the markets served.

     Our Integrated Solutions Division competes with a number of companies. Our major competitors can be categorized as follows:

  - major computer companies that participate in the high-performance computing business by layering specialized hardware and software on top of, or as an extension of, their general purpose product platforms, including Sun Microsystems, Hewlett Packard Corporation and IBM Corporation.

  - other computer companies that provide solutions for applications that address specific performance characteristics, such as fault tolerance or high-performance graphics, including Silicon Graphics, Inc. and Hewlett Packard Corporation.

  - single board computer companies that provide board-level processors that are typically integrated into a customer's computer system, including Force Computers, Inc., Motorola, Inc., Multicomputers, Inc., and Mercury, Inc.

  - companies providing competitive offering on the Linux platform including RedHat, Inc., MontaVista Software, Inc., FSMLabs, Inc., SuSE, Inc. and TimeSys Corporation.

     Additional competitors with significant market presence and financial resources, including computer hardware and software companies, content providers and television equipment manufacturers, including digital set-top-box manufacturers, may enter our markets, thereby further intensifying competition. Our future competitors also may include one or more of the parties with whom we currently have a strategic relationship. Although we have proprietary rights with respect to much of the technology incorporated in our VOD and real-time systems, our strategic partners have not agreed to refrain from competing against us. Increased competition could result in price reductions that would adversely affect our business, financial condition and results of operations. Many of our current and potential future competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than us, and greater brand name recognition. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our markets.


INTELLECTUAL  PROPERTY

     We rely on a combination of contracts and copyright, trademark, patents and trade secret laws to establish and protect our proprietary rights in our technology. We distribute our products under software license agreements which grant customers perpetual licenses to our products and which contain various provisions protecting our ownership and confidentiality of the licensed technology. The source code of our products is protected as a trade secret and as an unpublished copyright work. In addition, in limited instances, we license our products under licenses that give licensees limited access to the source code of certain of our products, particularly in connection with our strategic alliances.

     Despite the precautions we have taken, there can be no assurance that our products or technology will not be copied or otherwise obtained and used without authorization. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. We believe that, due to the rapid pace of innovation within our industry, factors such as the technological and creative skills of our personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal protections for our technology.

      We do not own any material issued patents. However, we have four patent applications pending in the United States and one pending abroad and have obtained patent licenses to the portfolios owned by Everstream Holdings, Inc. (4 patents and 6 patent applications) and previously owned by Thirdspace Living
Limited (13 patents, 29 patent applications, and all additions, divisionals, continuations, continuations-in-part, extensions, reissues, and foreign counterparts thereof). The patents so licensed cover multiple interactive television, targeted advertising, and VOD technologies.

     We have entered into licensing agreements with several third-party software developers and suppliers. Generally, such agreements grant us non-exclusive, worldwide licenses with respect to certain software provided as part of computers and systems we market and terminate on varying dates.


SUPPLIERS

     We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms. These components include, for example, processors, power supplies, integrated circuit and storage devices. We purchase product components from the following single suppliers: Seagate Technology, Inc., Intel Corporation, Qlogic Corporation, VME Micro System Corporation, Precision Analog Systems, Macrolink, Inc., LSI Logic Corporation, National Instruments, Dell Computer Corporation, Xyratex Storage Systems, Synergy Micro Systems, Peritek Corporation, Unipower Corporation, Vicor Corporation, Wall Industries, Inc., and Vitesse Semiconductor Corporation. In most cases, comparable products are available from other sources, but would require significant reengineering to conform to our system specifications.


SEASONALITY

     We  have  experienced  variations  in  the  revenue, expenses and operating results from quarter to quarter in our VOD business, and it is possible that these variations will continue. We believe that fluctuations in the number of orders for our VOD systems being placed from quarter to quarter are principally attributable to the buying patterns and budgeting cycles of cable companies. In addition, orders are often not finalized until the end of a quarter. We do not believe seasonality is a relevant factor at this time.

GOVERNMENTAL REGULATION

     We are subject to various international, U.S. federal, state and local laws affecting our business. Any finding that we have been or are in noncompliance with such laws could result in, among other things, governmental penalties. Further, changes in existing laws or new laws may adversely affect our business.

     The television industry is subject to extensive regulation in the United States and other countries. Our VOD business is dependent upon the continued growth of the digital television industry in the United States and internationally. Cable companies are subject to extensive government regulation by the Federal Communications Commission and other federal and state regulatory agencies. These regulations could have the effect of limiting capital expenditures by cable companies and thus could have a material adverse effect on our business, financial condition and results of operations. The enactment by federal, state or international governments of new laws or regulations could adversely affect our cable operator customers, and thereby materially adversely affect our business, financial condition and results of operations.


ENVIRONMENTAL  MATTERS

     We purchase, use, and arrange for certified disposal of chemicals used in the manufacturing process at our Pompano Beach facility. As a result, we are subject to federal and state environmental protection and community right-to-know laws. Violations of such laws, in certain circumstances, can result in the imposition of substantial remediation costs and penalties. We believe we are in compliance with all material environmental laws and regulations.


EMPLOYEES

     As of June 30, 2003, we had 418 employees worldwide. Of these employees, 339 were in the United States and 79 were international. We had 148 employees in our Xstreme division, 181 employees in our Integrated Solutions division, and 89 employees shared between the two divisions. The shared employees include administrative, marketing and communications, and manufacturing personnel. Our employees are not unionized.


FINANCIAL  INFORMATION  ABOUT  FOREIGN  AND DOMESTIC OPERATIONS AND EXPORT SALES

     A summary of net sales (consolidated net sales reflects sales to unaffiliated customers) attributable to our foreign and domestic operations for the fiscal years ended June 30, 2003, 2002, and 2001 is presented in Note 18 to the consolidated financial statements included herein. Financial information about our foreign operations is included in Note 18 to the consolidated financial statements included herein.

RISK  FACTORS

     The  following  are  risk  factors  we  face.

RISKS  RELATED  TO  OUR  BUSINESS

IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS BECAUSE OF DECLINES IN OUR INTEGRATED SOLUTIONS DIVISION BUSINESS AND THE EMERGING NATURE OF THE VOD MARKET. OUR NET SALES OF REAL-TIME SYSTEMS AND SERVICES HAVE DECREASED SIGNIFICANTLY OVER THE PAST SIX YEARS.

     Prior to the fiscal year ended June 30, 1997, we focused solely on providing real-time computer systems and related services. Over the last five full fiscal years, we have experienced a decline in real-time net sales from $68.8 million for the fiscal year ended June 30, 1999 to $36.9 million for the fiscal year ended June 30, 2003. Although almost all of our revenues prior to fiscal 2000 were derived from our Integrated Solutions division, we expect in the near term that a majority of our future revenue growth will come from our Xstreme division, which began commercial sales in 1999. Revenues for VOD systems increased from $1.2 million for the fiscal year ended June 30, 1999 to $48.0 million for the fiscal year ended June 30, 2002 and decreased to $38.6 million for the fiscal year ended June 30, 2003.

     Over the past several years, the real-time computer industry has seen a significant shift in demand from high-priced, proprietary real-time systems to lower-priced, open server systems. High-performance processing in the past required a large, expensive computer with significant proprietary and customized software. Today, these requirements are often met by much smaller and less expensive computers with off-the-shelf computer hardware and software. This shift in demand has resulted in the significant decreases in our revenues from real-time products and services over the last several years.

     This decline in our real-time revenue together with the emerging nature of the VOD market make it difficult to evaluate our current business and prospects or to accurately predict our future revenue or results of operations. We will encounter risks and difficulties in our VOD business frequently encountered by companies in emerging markets. We may not successfully address any of these risks. If we do not successfully address these risks, our business, financial condition and results of operations would be adversely affected.

THE VOD MARKET MAY NOT GAIN BROAD MARKET ACCEPTANCE; OUR CUSTOMERS MAY NOT CONTINUE TO PURCHASE OUR VOD SYSTEMS; AND OUR CABLE COMPANY CUSTOMERS MAY ENTER INTO ARRANGEMENTS WITH OUR COMPETITORS ANY OF WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

     We are focusing much of our VOD sales efforts on North American cable companies that have upgraded some or all of their cable systems to support digital, two-way service. Therefore, in order for our VOD business to succeed, cable companies, particularly the largest North American cable companies, must successfully market VOD to their cable television subscribers. To date, we have been publicly selected by (in alphabetical order) Adelphia, AOL Time Warner, Blue Ridge Communications, Bright House Networks, Cablevision, Charter Communications, Cogeco Cable, Comcast, Cox Communications, Knology, Mediacom, and Videotron for commercial VOD deployments. However, none of our cable company customers are contractually obligated to introduce, market or promote VOD, nor are any of our customers bound to achieve any specific product introduction schedule. Accordingly, even if a cable company initiates a customer trial using our system, it is under no obligation to launch a full-scale commercial introduction using our technology. Further, we do not have exclusive arrangements with our customers. Therefore, our customers may enter into arrangements with one or more of our current or future competitors.

     The growth and future success of our VOD business depends largely upon our ability to penetrate new markets and sell our systems to digitally-upgraded domestic and international cable companies, international digital subscriber line operators, educational institutions and others. If these potential customers determine that VOD is not viable as a business proposition or if they decide to delay their purchase decisions, as a result of capital expenditure restraints or otherwise, or to purchase systems from our competitors, our business, financial condition and results of operations will be significantly adversely affected.

A SIGNIFICANT PORTION OF OUR VOD REVENUE HAS COME FROM, AND IS EXPECTED TO CONTINUE TO COME FROM, SALES TO THE LARGE, NORTH AMERICAN CABLE COMPANIES. IF WE ARE UNSUCCESSFUL IN MAINTAINING AND EXPANDING RELATIONSHIPS WITH THESE CUSTOMERS OR LOSE ANY OF THESE CUSTOMERS, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

     For the fiscal year ended June 30, 2003, Time Warner, Comcast, Charter and Cogeco accounted for approximately 32%, 20%, 14% and 14% of our VOD revenues, respectively. Many cable companies are currently evaluating the extent and pace of their VOD deployment plans. If we are unsuccessful in maintaining and expanding these key relationships with cable companies, our VOD business will be adversely affected. Further, if we are unsuccessful in establishing relationships with other cable companies or experience problems in any of our VOD system commercial launches, our ability to attract new cable companies and sell additional products to existing customers will be materially adversely affected.

WE  INCURRED  NET LOSSES IN THE PAST AND MAY INCUR FURTHER LOSSES IN THE FUTURE.

     We incurred a net loss of $24.6 million in the fiscal year ended June 30, 2003, net income of $4.4 million in the fiscal year ended June 30, 2002, and a net loss of $6.2 million in the fiscal year ended June 30, 2001. Our net loss for the fiscal year ended June 30, 2003 includes a charge of $13.0 million from the write-down of our investment in Thirdspace and a restructuring charge of
$1.6 million. As of June 30, 2003, we had an accumulated deficit of approximately $122.9 million. We may incur additional net losses in the future.

SYSTEM  ERRORS,  FAILURES,  OR  INTERRUPTIONS  COULD  CAUSE DELAYS IN SHIPMENTS,
REQUIRE DESIGN MODIFICATIONS OR FIELD REPLACEMENT WHICH MAY HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND DAMAGE OUR REPUTATION AND CUSTOMER RELATIONSHIPS.

     System errors or failures may adversely affect our business, financial condition and results of operations. Despite our testing and testing by current and potential customers, all errors or failures may not be found in our products or, if discovered, successfully corrected in a timely manner. These errors or failures could cause delays in product introductions and shipments or require design modifications that could adversely affect our competitive position. Further, some errors may not be detected until the systems are deployed. In such a case, we may have to undertake substantial field replacement programs to correct the problem. Our reputation may also suffer if our customers view our products as unreliable, whether based on actual or perceived errors or failures in our products.

     Further, a defect, error or performance problem with our VOD systems could cause our customers' cable television systems to fail for a period of time. Any such failure would cause customer service and public relations problems for our customers. As a result, any failure of our customers' systems caused by our technology could result in delayed or lost revenue due to adverse customer reaction, negative publicity regarding us and our products and services and claims for substantial damages against us, regardless of our responsibility for such failure. Any claim could be expensive and require us to spend a significant amount of resources.

OUR OPERATING RESULTS MAY CONTINUE TO BE VOLATILE AND DIFFICULT TO PREDICT, AND IN SOME FUTURE QUARTERS, OUR OPERATING RESULTS MAY FALL BELOW OUR EXPECTATIONS AND THE EXPECTATIONS OF SECURITIES ANALYSTS AND INVESTORS, WHICH COULD RESULT IN MATERIAL DECLINES OF OUR STOCK PRICE.

     Our quarterly operating results may vary depending on a number of factors, including:

     -    demand  for  our  VOD  and  real-time  systems  and  services;
     - delay in customer orders based on, among other reasons, capital expenditure restraints or the availability of content for VOD and pending completion of negotiations for content between the cable companies and content providers, particularly major movie studios and providers of subscription based content such as HBO, Showtime, and Starz-Encore;
     -    the  timing,  pricing  and  number  of  sales  of  our  products;
     - actions taken by our competitors, including new product introductions and enhancements;
     -    changes  in  our  prices  or  the  prices  of  our  competitors;
     - our ability to develop and introduce new products and to deliver new services and enhancements that meet customer requirements in a timely manner;
     -    the  length  of  the  sales  cycle  for  our  products;
     -    our  ability  to  control  costs;

     -    technological  changes  in  our  markets;
     - deferrals of customer orders in anticipation of product enhancements or new products;
     -    customer  budget  cycles  and  changes  in  these  budget  cycles;
     -    our  ability  to  service  our  existing  customer  base;
     -    interoperatability  of  our  products  and  new  versions thereof; and
     - general political and economic conditions in the United States and abroad, including, but not limited to, terrorist activity and potential and actual armed conflict.

TRENDS IN OUR VOD BUSINESS MAY CAUSE OUR QUARTERLY OPERATING RESULTS TO FLUCTUATE; THEREFORE, PERIOD-TO-PERIOD COMPARISONS OF OUR OPERATING RESULTS MAY NOT NECESSARILY BE MEANINGFUL.

     We have experienced significant variations in the revenue, expenses and operating results from quarter to quarter in our VOD business, and it is possible that these variations will continue. We believe that fluctuations in the number of orders for our VOD systems being placed from quarter to quarter are principally attributable to the buying patterns and budgeting cycles of cable companies. In addition, orders are often not finalized until the end of a quarter. As a result, our results of operations have in the past and will possibly continue, at least in the near future, to fluctuate in accordance with this purchasing activity. Therefore, period-to-period comparisons of our operating results may not necessarily be meaningful. In addition, because these factors are difficult for us to forecast, our business, financial condition and results of operations for one quarter or a series of quarters may be adversely affected and below the expectations of securities analysts and investors, which could result in material declines of our stock price.

THE VOD AND REAL-TIME MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST OUR CURRENT AND FUTURE COMPETITORS WHICH WOULD ADVERSELY AFFECT OUR BUSINESS.

     The market for VOD systems is still young. Although there have been many commercial deployments of VOD systems, ultimate market share has yet to be determined and there are numerous new entries into the market. We believe that the long-term primary factors influencing competition in the VOD market include the flexibility of the VOD system, product quality and reliability and established relationships with providers of interactive television services, including cable companies. A list of the competitors faced by both of our divisions and a categorization of our competitors is included under the Competition heading in the Business section in this Annual Report on Form 10-K.

IF WE DO NOT MANAGE OUR ANTICIPATED GROWTH IN OUR VOD OPERATIONS, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS EFFECTIVELY. OUR FAILURE TO MANAGE GROWTH COULD DISRUPT OUR OPERATIONS AND ADVERSELY AFFECT OUR BUSINESS.

     We anticipate growth in our VOD operations and that a majority of our future revenue growth will come from our VOD operations. Our anticipated growth could place a strain on our management systems and other resources. Our ability to successfully implement our business plan in a rapidly evolving market will require an effective planning and management process. We cannot assure you that we will be able to successfully manage our anticipated expansion. If we fail to manage our anticipated growth, our operations may be disrupted and our business may be adversely affected. We must continue to improve and effectively utilize our existing operational, management, marketing and financial systems and successfully recruit, hire, train and manage personnel, which we may be unable to do. Further, we must maintain close coordination among our technical, finance, marketing, sales and production staffs.

OUR FUTURE SUCCESS WILL REQUIRE THAT WE DEVELOP AND MARKET ADDITIONAL PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE AND ENHANCE OUR CURRENT PRODUCTS. IF WE FAIL TO DEVELOP AND MARKET NEW PRODUCTS AND PRODUCT ENHANCEMENTS IN A TIMELY MANNER, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     Our inability to develop, on a timely basis, new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations. We recently completed the development of our MediaHawk 4G On-Demand Platform. Although we have shipped and installed the new system to a limited number of cable companies, we may experience unexpected problems. Although delivery of VOD over digital subscriber lines currently is not practical in the United States, we will look for opportunities in the domestic market as digital subscriber line technology continues to advance. There can be no assurance that we will be successful in pursuing any domestic digital subscriber line opportunities.

A SIGNIFICANT PORTION OF OUR INTEGRATED SOLUTIONS DIVISION REVENUE HAS BEEN, AND IS EXPECTED TO CONTINUE TO BE, CONCENTRATED IN A SMALL NUMBER OF CUSTOMERS. IF WE LOSE ONE OR MORE SIGNIFICANT INTEGRATED SOLUTIONS DIVISION CUSTOMERS, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

     We currently derive, and expect to continue to derive, a significant portion of our real-time revenue from a limited number of customers. As a result, the loss of, or reduced demand for products or related services from one or more of our major customers could adversely affect our business, financial condition and results of operations.

     In the fiscal year ended June 30, 2003, we recorded $12.4 million in sales to Lockheed-Martin. This amount accounted for approximately 34% of our total Integrated Solutions division revenue during fiscal 2003.

     We also derive a significant portion of our Integrated Solutions division's revenues from the supply of systems under government contracts. For the fiscal year ended June 30, 2003, we recorded $18.2 million in sales to U.S. government prime contractors and agencies of the U.S. Government. This amount represents approximately 24% of our total Integrated Solutions division sales in the period. Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, changes in governmental policies and the imposition of budgetary constraints. A loss of government contract revenues could have a material adverse effect on our business, results of operations and financial condition.

     Except for our agreement with Lockheed-Martin, we do not have written agreements that require customers to purchase fixed minimum quantities of our products. Our sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers' budgets for capital expenditures and new product introductions.

WE RELY ON A COMBINATION OF CONTRACTS AND COPYRIGHT, TRADEMARK, AND TRADE SECRET LAWS TO ESTABLISH AND PROTECT OUR PROPRIETARY RIGHTS IN OUR TECHNOLOGY. WE DO NOT OWN ANY SIGNIFICANT PATENTS DIRECTLY. IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR COMPETITIVE POSITION COULD BE HARMED OR WE COULD BE REQUIRED TO INCUR EXPENSES TO ENFORCE OUR RIGHTS. OUR BUSINESS ALSO
COULD BE ADVERSELY AFFECTED IF WE ARE FOUND TO INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

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

IN SOME CASES, WE RELY ON A LIMITED NUMBER OF SUPPLIERS, WHICH ENTAILS SEVERAL RISKS, INCLUDING THE POSSIBILITY OF DEFECTIVE PARTS, A SHORTAGE OF COMPONENTS, AN INCREASE IN COMPONENT COSTS, AND REDUCED CONTROL OVER DELIVERY SCHEDULES.

     We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms. These components include, for example, processors, power supplies, integrated circuits and storage devices. We purchase product components from the following single suppliers: Seagate Technology, Inc., Intel Corporation, Qlogic Corporation, VME Micro System Corporation, Precision Analog Systems, Macrolink, Inc., LSI Logic Corporation, National Instruments, Dell Computer Corporation, Xyratex Storage Systems, Synergy, Peritek Corporation, Unipower Corporation, Vicor Corporation, Wall Industries, Inc., and Vitesse Semiconductor Corporation. In most cases, comparable products are available from other sources, but would require significant reengineering to conform to our system specifications. Historically, we have not experienced any major disruption in manufacturing our products due to problems with, or defective products from, a single supplier, but our reliance on single suppliers entails a number of risks, including the possibility of defective parts, a shortage of components, increase in components costs, and reduced control over delivery schedules. Any of these events could adversely affect our business, results of operations and financial condition. We estimate that a lead-time of 16-24 weeks may be necessary to switch to an alternative supplier of certain custom application specific integrated circuit and printed circuit assemblies. A change in the supplier of these components without the appropriate lead-time could result in a material delay in shipments by us of certain products. Where alternative sources are available, qualification of the alternative suppliers and establishment of reliable supplies of components from such sources may also result in delays. Shipping delays may also result in a delay in revenue recognition, possibly outside the fiscal period originally planned, and, as a result, may adversely affect our financial results for that particular period.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF WE FAIL TO RETAIN OUR CURRENT KEY PERSONNEL, MANY OF WHOM WOULD BE DIFFICULT TO REPLACE, OR FAIL TO ATTRACT ADDITIONAL QUALIFIED PERSONNEL.

     Our future performance depends on the continued service of our senior management and our engineering, sales and marketing and manufacturing personnel. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel. We do not carry key person life insurance on any of our employees. The loss of the services of one or more of our key personnel could seriously impact our business. Our future success also depends on our continuing ability to attract, hire, train and retain highly skilled managerial, technical, sales, marketing and customer support personnel. In addition, new employees frequently require extensive training before they achieve desired levels of productivity.

WE CURRENTLY HAVE STRATEGIC RELATIONSHIPS WITH SCIENTIFIC-ATLANTA, MOTOROLA, MICROSOFT CORPORATION, TV GUIDE, AND PIONEER, AMONG OTHERS. WE MAY BE UNSUCCESSFUL IN MAINTAINING THESE STRATEGIC RELATIONSHIPS, OR ESTABLISHING NEW STRATEGIC RELATIONSHIPS, THAT WILL BE AN IMPORTANT PART OF OUR FUTURE SUCCESS. IN EITHER EVENT, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     The success of our business is and will continue to be dependent in part on our ability to maintain existing and enter into new strategic relationships. There can be no assurance that:

     - such existing or contemplated relationships will be commercially successful;
     -    we  will  be  able  to  find  additional  strategic  partners;  or
     - we will be able to negotiate acceptable terms with potential strategic partners.

     We cannot provide assurance that existing or future strategic partners will not pursue alternative technologies or develop alternative products in addition to or in lieu of our technology, either on their own or in collaboration with others, including our competitors. These alternative technologies or products may be in direct competition with our technologies or products and may significantly erode the benefit of our strategic relationships and adversely affect our business, financial condition and results of operations.

INTERNATIONAL  SALES  ACCOUNTED  FOR APPROXIMATELY 14% AND 15% OF OUR REVENUE IN
FISCAL YEARS 2003 AND 2002, RESPECTIVELY. ACCORDINGLY, OUR BUSINESS IS SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

     Although our anticipated revenue growth in the near term is expected to occur primarily in North America, we expect that long-term growth will require expansion of our international operations as DSL and digital cable technology is more widely deployed in Europe and Asia. As a result, we are subject to a number of risks associated with international business activities that could increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

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

WE MAY ENGAGE IN FUTURE ACQUISITIONS THAT DILUTE THE OWNERSHIP INTEREST OF OUR STOCKHOLDERS, CAUSE US TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES OR PRESENT OTHER CHALLENGES, SUCH AS INTEGRATION ISSUES, FOR OUR BUSINESS, WHICH IF NOT SUCCESSFULLY RESOLVED WOULD ADVERSELY AFFECT OUR BUSINESS.

     As part of our business strategy, we review acquisition prospects that would compliment our current product offerings, enhance our technical capabilities or otherwise offer growth opportunities. While we currently have no agreements with respect to any acquisition, we periodically review investments in new businesses, and we may acquire businesses, products or technologies in the future. In the event of any future acquisitions, we could issue equity securities that would dilute current stockholders' percentage ownership, incur substantial debt, or assume contingent liabilities. These actions could materially adversely affect our operating results. Acquisitions also entail numerous risks, including:

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

     We cannot assure that we will be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future. Our failure to do so could materially adversely affect our business, operating results and financial condition.

WE MAY EXPERIENCE COMPETITIVE PRICING PRESSURE FOR OUR PRODUCTS AND SERVICES, WHICH MAY IMPAIR OUR REVENUE GROWTH AND OUR ABILITY TO ACHIEVE PROFITABILITY.

     We may experience decreasing prices for our products and services due to competition, the purchasing leverage of our customers and other factors. If we are required to decrease prices, our results of operations will be adversely affected. We may reduce prices in the future to respond to competition and to generate increased sales volume.

IMPLEMENTATION OF OUR PRODUCTS IS COMPLEX, TIME CONSUMING AND EXPENSIVE, AND WE FREQUENTLY EXPERIENCE LONG SALES AND IMPLEMENTATION CYCLES. CONSEQUENTLY, OUR QUARTERLY REVENUES, EXPENSES AND OPERATING RESULTS MAY VARY SIGNIFICANTLY IN THE FUTURE, PERIOD-TO-PERIOD COMPARISONS OF OUR RESULTS OF OPERATIONS MAY NOT

NECESSARILY  BE  MEANINGFUL,  AND THESE COMPARISONS SHOULD NOT BE RELIED UPON AS
INDICATIONS  OF  FUTURE  PERFORMANCE.

     Real-time and VOD products are relatively complex, their purchase generally involves a significant commitment of capital, and there are frequent delays associated with large capital expenditures and implementation procedures within an organization. Moreover, the purchase of such products typically requires coordination and agreement among a potential customer's corporate headquarters and its regional and local operations. As a result, the sales cycles associated with the purchase of many of our products are typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which we have little or no control.

RISKS  RELATED  TO  OUR  INDUSTRIES

THE CURRENT UNCERTAINTY AND FINANCIAL INSTABILITY OF THE CABLE INDUSTRY MAY ADVERSELY IMPACT THE SUCCESS OF OUR VOD BUSINESS.

     We sell our VOD products to cable companies that have upgraded their networks to support interactive, digital services. However, the cable industry has received negative publicity regarding cable companies' lack of sufficient free cash flow to fund capital expenditures and debt service requirements after years of significant capital spending to upgrade their cable plants to digital, two-way interactive capability. As a result, certain cable companies have communicated their intent to reduce capital spending to accelerate the point at which they will generate free cash flow and improve their financial stability. This may adversely impact the speed at which these cable companies deploy VOD in their cable markets. Another factor contributing to the uncertainty in the cable industry was the bankruptcy filing by Adelphia Communications Corporation.

THE SUCCESS OF OUR VOD BUSINESS IS DEPENDENT UPON THE EMERGING DIGITAL VIDEO MARKET, WHICH MAY NOT GAIN BROAD MARKET ACCEPTANCE. ANY FAILURE BY THE MARKET TO ACCEPT DIGITAL VIDEO TECHNOLOGY WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     VOD is an emerging technology, and we cannot assure you that it will attract widespread demand or market acceptance. Further, the potential size of the VOD market and the timing of our development are uncertain. Our success in the VOD market will depend upon the commercialization and broad acceptance of VOD by residential cable subscribers and other industry participants, including cable companies, content providers, set-top box manufacturers, and educational institutions.

     Cable companies historically have relied on traditional analog technology for video delivery and distribution. Interactive technology installation, which is necessary to provide VOD, requires a significant initial investment of capital. The future growth of our VOD business will depend on the pace of the installation of interactive digital cable and digital set-top-boxes, the rate at which cable companies deploy digital infrastructure, the rate at which digital video technology expands to additional market segments, and the rate that the technology is adopted by consumers.

THE SUCCESS OF OUR VOD BUSINESS IS DEPENDENT ON THE AVAILABILITY OF, AND THE DISTRIBUTION WINDOWS FOR, MOVIES, PROGRAMS AND OTHER CONTENT. IF SUFFICIENT VOD CONTENT IS NOT AVAILABLE ON A TIMELY BASIS, OUR VOD BUSINESS WILL BE ADVERSELY AFFECTED.

     The success of VOD will largely be dependent on the availability of a wide variety and substantial number of movies, subscription based content from providers such as Home Box Office, Inc., Showtime Networks, Inc., and Starz Encore Group, LLC, specialty programs and other material, which we refer to as content, in digital format. We do not provide digital VOD content. Therefore, the future success of our VOD business is dependent in part on content providers, such as traditional media and entertainment companies, providing significant content for VOD. Further, we are dependent in part on other third parties to convert existing analog content into digital content so that it may be delivered via VOD.

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

     A number of the major studios have entered into agreements with certain cable companies and content aggregators to provide digital movies for distribution through VOD. However, not all of the major studios have reached agreements regarding the content for VOD. If studios fail to reach agreements regarding content or cancel existing agreements, our customers could delay or cancel VOD system orders, which would adversely affect our VOD business.

WE CANNOT ASSURE YOU THAT OUR PRODUCTS AND SERVICES WILL KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS AND EMERGING INDUSTRY STANDARDS, ADDRESS THE CHANGING NEEDS OF OUR CUSTOMERS OR ACHIEVE MARKET ACCEPTANCE, ANY OF WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     The markets for our products are characterized by rapidly changing technology, evolving industry standards and new product introductions and enhancements. There can be no assurance that we will be successful in enhancing the products of our Xstreme and Integrated Solutions divisions or developing, manufacturing and marketing new products that satisfy customer needs or achieve market acceptance. In addition, services, products or technologies developed by others may render one or more of our products or technologies uncompetitive, unmarketable or obsolete. Future technological advances in the real-time, television and video industries may result in the availability of new products and services that could compete with our solutions or reduce the cost of existing products or services. Our future success will depend on our ability to continue to enhance our existing products, including development of new applications for our technology, and to develop and introduce new products to meet and adapt to changing customer requirements and emerging technologies. Further, announcements of currently planned or other new product offerings by our competitors may cause customers to defer purchase decisions or to fail to purchase our existing solutions. Our failure to respond to rapidly changing technologies could adversely affect our business, financial condition and results of operations.

WE ARE SUBJECT TO GOVERNMENTAL REGULATION, AS IS THE TELEVISION INDUSTRY. ANY FINDING THAT WE HAVE BEEN OR ARE IN NONCOMPLIANCE WITH SUCH LAWS COULD RESULT IN, AMONG OTHER THINGS, GOVERNMENTAL PENALTIES. FURTHER, CHANGES IN EXISTING LAWS OR NEW LAWS MAY ADVERSELY AFFECT OUR BUSINESS.

     We are subject to various international, U.S. federal, state and local laws affecting our Xstreme and Integrated Solutions divisions. The television industry is subject to extensive regulation in the United States and other countries. Our VOD business is dependent upon the continued growth of the digital television industry in the United States and internationally. Cable companies are subject to extensive government regulation by the Federal
Communications Commission and other federal and state regulatory agencies. These regulations could have the effect of limiting capital expenditures by cable companies and thus could have a material adverse effect on our business, financial condition and results of operations. The enactment by federal, state or international governments of new laws or regulations could adversely affect our cable operator customers, and thereby materially adversely affect our business, financial condition and results of operations.

WE MAY BE SUBJECT TO LIABILITY IF PRIVATE INFORMATION SUPPLIED TO OUR CUSTOMERS, INCLUDING CABLE COMPANIES, IS MISUSED.

     Our VOD systems allow cable companies to collect and store video preferences and other data that many viewers may consider confidential. Unauthorized access or use of this information could result in liability to our customers, and potentially us, and might deter potential VOD viewers. We have no control over the policy of our customers with respect to the access to this data and the release of this data to third parties.

OTHER  RISKS

WE HAVE IMPLEMENTED CERTAIN ANTI-TAKEOVER PROVISIONS THAT COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

     Provisions of Delaware law and our restated certificate of incorporation, amended and restated bylaws, and rights plan could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

     We are subject to certain Delaware anti-takeover laws regulating corporate takeovers. These anti-takeover laws prevent a Delaware corporation from engaging in a business combination involving a merger or sale of more than 10% of our assets with any stockholder, including affiliates and associates of the stockholder, who owns 15% or more of the outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of the corporation's stock except under limited circumstances.

     There are provisions in our restated certificate of incorporation and our amended and restated bylaws that also may delay, deter or impede hostile takeovers or changes of control.

     In addition, we have a rights plan, also known as a poison pill. The rights plan has the potential effect of significantly diluting the ownership interest in us of any person that acquires beneficial ownership of 15% or more of our common stock or commences a tender offer that would result in a person or group owning 15% or more of our common stock.

IN THE FUTURE, WE MAY NEED TO RAISE ADDITIONAL CAPITAL. THIS CAPITAL MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL. IF WE CANNOT RAISE FUNDS ON ACCEPTABLE TERMS, IF AND WHEN NEEDED, WE MAY NOT BE ABLE TO DEVELOP OR ENHANCE OUR PRODUCTS AND SERVICES, TAKE ADVANTAGE OF FUTURE OPPORTUNITIES, GROW OUR BUSINESS OR RESPOND TO COMPETITIVE PRESSURES OR UNANTICIPATED REQUIREMENTS.

     We believe that our existing cash balances and funds generated by operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months. After that, we may need to raise additional funds. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.

TERRORIST ATTACKS AND THE POSSIBILITY OF WIDER ARMED CONFLICT MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

     Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001 and in Iraq, could have a material adverse affect on our business and operating results. There can be no assurance that there will not be further terrorist attacks against the United States or our interests. Future terrorist attacks or wars could result in political and social turmoil that could put further pressure on economic conditions in the United States and worldwide. These political, social and economic conditions could make it difficult for us, our vendors and our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business and results of operations. Finally, further terrorist acts could cause the United States to enter into a wider armed conflict which could further impact our business and results of operations.

OUR STOCK PRICE HAS BEEN VOLATILE IN THE PAST AND MAY BE VOLATILE IN THE FUTURE.

     Our common stock is traded on the Nasdaq National Market. For the fiscal year ended June 30, 2003, the high and low prices reported on the Nasdaq National Market were $4.78 and $1.25, respectively. Further, as of September 8, 2003, the price as reported on the Nasdaq National Market was $4.24. The market price of our common stock may fluctuate significantly in the future in response to various factors, some of which are beyond our control, including the following and the other risks discussed under the heading "Risk Factors:"

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

ITEM  2.  PROPERTIES

     Our principal facilities as of June 30, 2003, are listed below. All of the principal facilities are leased. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

                                                            EXPIRATION     APPROX.
LOCATION                           PRINCIPAL USE            DATE OF LEASE  FLOOR AREA(SQ. FEET)
------------------------  --------------------------------  -------------  --------------------
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

2800 Gateway Drive        Manufacturing and Service         December 2004                40,000
Pompano Beach, Florida

2881 Gateway Drive        Administrative and Sales and      December 2004                30,000
Pompano Beach, Florida    Marketing

3535 Route 66             Repair and Service Depot          May 2009                     17,000
Bldg. 3
Neptune, New Jersey

3rd Floor, Voyager Place  Sales, Service and Research &     January 2008                 10,000
Shoppenhangers Road       Development
Maidenhead, Berkshire UK

100 Highpoint Drive       Research & Development            December 2006                16,500
Chalfont, Pennsylvania

     Except for the Chalfont, Pennsylvania facility, which is used exclusively for the Xstreme division, and the Administrative and Sales and Marketing offices at 2881 Gateway Drive and Repair and Service Depot at Neptune, NJ, which are used exclusively for the Integrated Solutions division, our facilities are used for both divisions. In addition to the facilities listed above, we also lease space in various domestic and international industrial centers for use as sales and service offices and warehousing.


ITEM  3.  LEGAL  PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not presently involved in any material litigation, but have the following matters pending:

     -    SeaChange  International,  Inc.  v.  Putterman,  et al, Pulaski County
          ------------------------------------------------------
          Circuit Court, Arkansas, Case No. 99-5384. The suit was filed on June 14, 1999 alleging that we defamed SeaChange International, Inc. ("SeaChange"). On June 14, 2000, we counterclaimed against SeaChange alleging that SeaChange defamed us. On January 4, 2001, the court granted our motion to dismiss all claims against us. SeaChange subsequently successfully appealed and the matter is now set for trial in January 2004.

     -    Eason  v.  Concurrent  Computer  Corp, et  al., Superior  Court of New
          ---------------------------------------------
          Jersey, Appellate Division, Docket No. A-003181-02T2. This suit arose out of personal injury claim filed in 1994 wherein plaintiff alleged that he was injured when a lamp post in our parking lot fell. The case against us was dismissed in 1995, but in 2000 the plaintiff amended the cause of action and refiled against us alleging spoliation of evidence. The plaintiff obtained a default judgment for $119,800 in December 2001 that was vacated in August 2002. Plaintiff subsequently refiled and in February 2003 the court granted our motion to dismiss all claims. Plaintiff has appealed, but no date for arguments has been set.

     We are involved in various other legal proceedings. We believe that any liability which may arise as a result of these proceedings, including the proceedings specifically discussed above, will not have a material adverse effect on our financial condition.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  applicable.


ITEM  X.  OFFICERS  OF  THE  REGISTRANT

     Our officers are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal. Set forth below are the names, positions, and ages of executive officers as of September 8, 2003:

NAME                  POSITION                                                          AGE
----                  --------                                                          ---

Jack A. Bryant, III   President, Chief Executive Officer, and Director                   45
Stephen K. Necessary  President, Xstreme Division                                        47
Paul C. Meyer         President, Integrated Solutions Division                           56
Steven R. Norton      Executive Vice President, Chief Financial Officer and Secretary    42
Robert E. Chism       Vice President, Development and Chief Technical Officer, Xstreme   50
                      Division
Robert T. Menzel      Vice President, Sales & Marketing, Integrated Solutions Division   50
David Nicholas        Vice President, North American Cable Sales, Xstreme Division       49
Kirk L. Somers        General Counsel                                                    38

     Jack A. Bryant, III, President, Chief Executive Officer, and Director. Mr. Bryant has served as President and Chief Executive Officer since October 2000. Mr. Bryant served as President of the Xstreme division from July 2000 to October 2000. Mr. Bryant was named a Director in January 2001. Since May 2002, Mr. Bryant has also served as Director for Thirdspace Living Ltd. Prior to joining Concurrent, he held a number of positions at Arris Corporation (f.k.a. Antec Corporation), a communications technology company that specializes in hybrid-fiber-coax-based networks, from 1991 to June 2000. The positions included, from March 1998 to June 2000, President of the Network Technologies Group, from January 1996 to March 1998, President of the Digital Systems Division, and from January 1995 to January 1996, Vice President of Marketing. Before joining Arris, Mr. Bryant held various product marketing and sales positions at General Instrument and Scientific-Atlanta.

     Stephen K. Necessary, President, Xstreme Division. Mr. Necessary has served as President of the Xstreme division since June 2002. From January 2000 to June 2002, Mr. Necessary was President, CEO, and a Director of PowerTV, Inc, a software subsidiary of Scientific-Atlanta. From April 1998 to January 2000, Mr. Necessary served as Corporate Vice President and Vice President of Marketing at Scientific-Atlanta. From June 1982 to February 1991 and then from October 1995 to April 1998, he also held a number of other positions with Scientific-Atlanta, including Vice President and General Manager of analog video systems. Mr. Necessary also spent several years at Arris Corporation (f.k.a. Antec Corporation), where his final position was President of the products group. Earlier in his career, he was a team manager for Procter & Gamble.

     Paul C. Meyer, President, Integrated Solutions Division. Mr. Meyer has served as President of the Integrated Solutions division since December 2000. Immediately prior to joining Concurrent, he was the President of ASM Associates, Inc. from 1996 to 2000, a consulting firm that provides interim senior management services. From 1994 to 1996, he served as the Executive Vice President and General Manager of Viacom New Media. From 1988 to 1994, he served as President of his own consulting firm, Paul C. Meyer & Associates, Ltd., leading a small team of professionals in consulting assignments involving turnaround, restructuring, and crisis management. Before forming his own firm, he served in various positions with Coleco Industries, Inc.

     Steven R. Norton, Executive Vice President, Chief Financial Officer and Secretary. Mr. Norton has served as the Executive Vice President and Chief Financial Officer since October 1999. From March 1996 to April 1999,

Mr. Norton was Vice President of Finance and Administration for LHS Group, Inc., a formerly publicly held provider of services to communications services providers and Chief Financial Officer for one of its subsidiaries, LHS Communications Systems, Inc. Prior to his employment with LHS, he was an Audit Senior Manager for Ernst & Young and KPMG LLP.

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

     Robert T. Menzel, Vice President, Sales & Marketing, Integrated Solutions Division. Mr. Menzel has served as Vice President, Sales & Marketing of the Integrated Solutions division since April 1999. He served as the Vice
President, real-time systems from June 1997 to March 1999, and the Vice President, North American Sales, from June 1996 to February 1997. From June 1996 to June 1997, he was the Vice President, Interactive Video-on-Demand. Mr. Menzel was Vice President, General Manager of the Trusted Systems Division of Harris Computer Systems Corporation from April 1995 to June 1996, and he served as Vice President, National Sales of Harris Computer Systems Corporation from October 1994 to April 1995.

     David M. Nicholas, Vice President, North American Cable Sales, Xstreme Division. Mr. Nicholas has served as Vice President, North American Cable
Sales, of the Xstreme division since March 1999. From September 1995 to February 1999 he served as Executive Vice President of Pioneer New Media Technologies, Inc., a provider of audio video products. From August 1993 to August 1995, he served as Vice President and General Manager of Texscan Network Systems, a privately held provider of advertising insertion solutions. Prior to that time, he served in various positions at Pioneer Communications of America, Panasonic Industrial, and Magnavox.

     Kirk L. Somers, General Counsel. Mr. Somers has served as General Counsel since November 2001. Immediately prior to joining Concurrent, from December 1998 to November 2001, Mr. Somers was the Assistant General Counsel for a company within divine, inc. (f.k.a. eshare communication, Inc.) where he was responsible for corporate-wide development and enforcement of the company's intellectual property portfolio as well as commercial contracts and other corporate matters. From December 1995 to December 1998, Mr. Somers was a partner in the law firm of Marshall & Melhorn in Toledo, Ohio practicing in the area of litigation. Prior to that, he was a JAG in the USAF.

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is currently traded under the symbol "CCUR" on The Nasdaq National Market. The following table sets forth the high and low sale information for our Common Stock for the periods indicated, as reported by The Nasdaq National Market.

     FISCAL YEAR 2003

     QUARTER ENDED:            HIGH              LOW
                              ------            -----

     September 30, 2002       $ 4.78            $2.10
     December 31, 2002        $ 3.44            $1.25
     March 31, 2003           $ 3.87            $1.90
     June 30, 2003            $ 3.66            $1.94

     FISCAL YEAR 2002

     QUARTER ENDED:            HIGH              LOW
                              ------            -----

     September 30, 2001       $12.70            $5.76
     December 31, 2001        $16.99            $7.25
     March 31, 2002           $17.68            $7.11
     June 30, 2002            $ 9.23            $4.25

     As of September 8, 2002, there were 62,367,686 shares of Common Stock outstanding, held of record by approximately 1,379 stockholders with a closing price on the Nasdaq National Market of $4.24.

     We have never declared or paid any cash dividends on our capital stock. Our present policy is to retain all available funds and any future earnings to finance the operation and expansion of our business, and no change in the policy is currently anticipated.


ITEM  6.  SELECTED  FINANCIAL  DATA

     The following table sets forth selected historical consolidated financial data which has been derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with, and is qualified by reference to, our financial statements and related notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SELECTED CONSOLIDATED FINANCIAL DATA
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  YEAR ENDED JUNE 30,
                              ---------------------------------------------------------
INCOME STATEMENT DATA             2003        2002      2001        2000         1999
----------------------------  -------------  -------  --------  -------------  --------

Net sales                     $ 75,453       $89,369  $72,821   $ 68,090       $69,963
Gross margin                    36,423        44,566   33,020     31,743        35,337
Operating income (loss)        (11,429) (1)    3,679   (5,591)   (23,987) (3)   (1,289)
Net income (loss)              (24,552) (2)    4,383   (6,189)   (23,715) (3)   (1,665)
Net income (loss) per share
  Basic                       $  (0.40) (2)  $  0.07  $ (0.11)  $  (0.46) (3)  $ (0.03)
  Diluted                     $  (0.40) (2)  $  0.07  $ (0.11)  $  (0.46) (3)  $ (0.03)


                                                      AT JUNE 30,
                              ---------------------------------------------------------
BALANCE SHEET DATA                2003        2002      2001        2000         1999
----------------------------  -------------  -------  --------  -------------  --------
Cash, cash equivalents and
  short-term investments      $     30,697   $30,519  $ 9,460   $     10,082   $ 6,872
Working capital                     30,042    43,545   14,824         15,383    14,694
Total assets                        77,839    98,688   57,052         57,078    40,569
Stockholders' equity                43,458    69,224   33,283         38,271    26,011
Book value per share          $       0.70   $  1.12  $  0.60   $       0.71   $  0.54

     (1) Operating loss for the year ended June 30, 2003, includes a restructuring charge of $1.6 million.
     (2) Net loss for the year ended June 30, 2003 includes a $13.0 million impairment charge related to our investment in Thirdspace and a restructuring charge of $1.6 million.
     (3) In October 1999, Concurrent acquired Vivid Technology. In connection with the acquisition, management placed a value of $14.0 million on in-process research and development based on valuation methods it deemed appropriate. This entire amount was written off as required by the APB No. 16, "Business Combinations", which has since been superceded by SFAS No. 141, "Business Combinations".


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and the notes thereto which appear elsewhere herein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, elsewhere herein and in other filings made with the Securities and Exchange Commission.

OVERVIEW

     We operate our business as two distinct divisions, the Xstreme division and the Integrated Solutions divisions. In 1998, we created the Xstreme division to capitalize on the increasing opportunities in the emerging digital television services market and focus on the development and sale of digital VOD systems to cable providers that are upgrading their networks to support digital services. Although almost all of our revenues prior to fiscal 2000 were derived from the Integrated Solutions division, we expect in the near term that a majority of our growth will come from our Xstreme division. VOD revenues result from the sale of VOD systems and related services primarily to cable television providers in North America, and to a lesser extent, to DSL service providers and cable service providers, internationally.


     Over the past several years, the real-time computer processing industry has seen a significant shift in demand from high-priced, proprietary real-time systems to lower-priced, open server systems. High performance processing in the past required a large, expensive computer system with significant proprietary and customized software. Today, these requirements are often met by much smaller and less expensive computers with off-the-shelf computer hardware and software. As a result, revenues from both real-time products and services have been declining. We are currently working to stabilize the revenue and possibly reverse this trend by dedicating more resources and technology to the data acquisition market and also by creating a unit, Concurrent Federal Systems, Inc., dedicated to pursuing opportunities with the U.S. Government in various areas, including homeland security. Integrated Solutions revenues consist of real-time computer system sales to prime contractors, domestic and foreign government agencies and commercial corporations, and fees for maintenance and other services provided to our real-time customers.


APPLICATION  OF  CRITICAL  ACCOUNTING  POLICIES

  Revenue  Recognition

     VOD and real-time system revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position, or SOP, 97-2, "Software Revenue Recognition", and related amendments, SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue
Recognition, With Respect to Certain Transactions." We recognize revenue from the sale of these products when: (1) persuasive evidence of an arrangement exists; (2) the system has been shipped; (3) the fee is fixed or determinable; and (4) collectibility of the fee is probable. Under multiple element arrangements, we allocate revenue to the various elements based on vendor-specific objective evidence ("VSOE") of fair value. VSOE of fair value is determined based on the price charged when the same element is sold separately. If evidence of fair value does not exist for all elements in a multiple element arrangement, we recognize revenue using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue. Determination of criteria (3) and (4) are based on our judgments regarding the fixed nature of the fee charged for products and services delivered and the collectibility of those fees. Should changes in conditions cause us to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

     In certain instances, our customers require significant customization of both software and hardware products and, therefore, revenues are recognized as long term contracts using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

  Valuation  and  Accrual  of  Non-Cash  Warrants

     Comcast  Cable  Communications,  Inc.  Warrants

     In March 2001, we entered into a three-year definitive purchase agreement with Comcast Cable, to provide for the sale of VOD equipment. As part of that agreement, we agreed to issue three types of warrants (See Note 16 to the consolidated financial statements).

     We recognized the value of the Initial Warrant as a reduction of revenue in the quarter ended March 31, 2001. We recognize the value of Performance Warrants and Cliff Warrants as an adjustment to revenue over the term of the agreement as Comcast purchases additional VOD servers from us and makes the service available to its customers.

     The value of the warrants is determined using the Black-Scholes valuation model. The weighted assumptions used for the year ended June 30, 2003 were: expected dividend yield - 0.0%; risk free interest rate - 2.1%; expected life
- 4 years; and expected volatility - 113.3%. We adjust the value of the earned but unissued warrants on a quarterly basis using the valuation option-pricing model until the warrants are actually issued. The value of the new warrants earned and any adjustments in value for warrants previously earned is determined using the Black-Scholes valuation model and recognized as part of revenue on a quarterly basis. To the extent the above assumptions change on a periodic basis, or the number of subscribers capable of receiving VOD increases or decreases, revenue and gross margins may be positively or negatively impacted.

     Scientific  Atlanta,  Inc.  Warrants

     In accordance with a five-year definitive agreement with Scientific Atlanta, Inc., or SAI, executed in August 1998, we agreed to issue warrants to SAI upon achievement of pre-determined revenue targets. (See Note 16 to the consolidated financial statements.) The value of these warrants could not exceed 5% of applicable revenue and the number of shares related to the warrant were determined using the Black-Scholes valuation model and could not exceed 888,888 shares for every $30 million of revenue from the sale of VOD servers using the SAI platform. We accrued this cost as a part of cost of sales at the time of recognition of applicable revenue in anticipation of reaching the next $30 million threshold. As a result of not reaching the next $30 million threshold by the August 17, 2003 deadline, it is likely we will recognize a reduction of approximately $1.3 million to cost of sales in the first quarter of fiscal 2004.

  Warranty  Accrual/Maintenance  Revenue  Deferral

     In accordance with the requirements under SOP 97-2, we either accrue the estimated costs to be incurred in performing warranty services at the time of revenue recognition and shipment of the servers, or defer revenue associated with the maintenance services to be provided during the warranty period based upon the value for which we would sell such services separately, depending upon the specific terms of the customer agreement. Our estimate of costs to service warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase resulting in decreased gross margin.

  Allowance  for  Doubtful  Accounts

      The allowance for doubtful accounts receivable is based on the aging of accounts receivable and our assessment of the collectibility of our receivables. If there is a deterioration of one of our major customer's credit worthiness or actual account defaults are higher than our historical trends, our reserve estimates could be adversely impacted.

  Inventory  Valuation  Reserves

     We provide for inventory obsolescence based upon assumptions about future demand, market conditions and anticipated timing of the release of next generation products. If actual market conditions or future demand are less favorable than those projected, or if next generation products are released earlier than anticipated, additional inventory write-downs may be required.

  Impairment  of  Goodwill

     At June 30, 2003, we had $10.7 million of goodwill, all of which is allocated to our Xstreme division. In assessing the recoverability of our goodwill, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If the estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets not previously recorded. In connection with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we were required to perform an impairment assessment within six months of its July 1, 2001 adoption, which is required to be updated and reviewed at least annually or upon the occurrence of a significant adverse event.

     At July 1, 2003 and 2002, our annual testing day, as required by SFAS 142, we updated and reviewed the impairment analysis in conjunction with our revised expected future operating results, and as a result there was no impairment charge necessary in either period. Subsequent impairment charges, if any, will be reflected in operating income in the Consolidated Statements of Operations.

  Valuation  of  Deferred  Tax  Assets

     In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At June 30, 2003 and June 30, 2002, substantially all of the deferred tax assets have been fully reserved due to the tax operating losses for the past several years and the inability to assess as more likely than not the likelihood of generating sufficient future taxable income to realize such benefits.

  Investment  In  and  Receivable  from  Minority  Owned  Company

     We do not own more than a 20% equity investment and we do not exercise significant influence over the companies in which we have investments. We account for and review our investments for impairment in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and Accounting Principle Board Opinion No. 18, or APB No. 18, "The Equity Method of Accounting for Investments in Common Stock". As discussed in further detail in the Results of Operations, we have recorded impairment charges related to our investment in Thirdspace of $13.0 million for the year ended June 30, 2003, which includes a $6.1 million charge for the write-off of the two $3 million notes receivables and related accrued interest.

SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  NET  SALES

     The following table sets forth selected operating data as a percentage of total revenue for certain items in our consolidated statements of operations for the periods indicated.

                                                     YEAR ENDED JUNE 30,
                                                  -----------------------
                                                   2003     2002    2001
                                                  --------  -----  ------
Revenues:
  Product sales
    Real-time systems                               25.7%   24.2%   35.3%
    VOD systems                                     46.5    52.4    32.7
                                                  --------  -----  ------
      Total product sales                           72.2    76.6    68.0
  Service
    Real-time systems                               23.1    22.2    32.0
    VOD systems                                      4.7     1.2       -
                                                  --------  -----  ------
      Total service sales                           27.8    23.4    32.0
                                                  --------  -----  ------

      Total sales                                  100.0   100.0   100.0

Cost of sales (% of respective sales category):
  Product sales
    Real-time systems                               40.3    39.7    54.8
    VOD systems                                     50.9    48.1    55.0
                                                  --------  -----  ------
      Total product costs of sales                  47.1    45.5    54.9
  Service
    Real-time systems                               59.5    58.5    54.2
    VOD systems                                     84.0   195.5       -
                                                  --------  -----  ------
      Total service costs of sales                  63.6    65.5    54.2
                                                  --------  -----  ------
      Total cost of sales                           51.7    50.1    54.7
                                                  --------  -----  ------

Gross margin                                        48.3    49.9    45.3

Operating expenses:
  Sales and marketing                               24.0    19.0    22.1
  Research and development                          24.9    17.1    15.9
  General and administrative                        12.4     9.7    15.0
  Restructuring charge                               2.1       -       -
                                                  --------  -----  ------
      Total operating expenses                      63.4    45.8    53.0
                                                  --------  -----  ------

Operating income (loss)                            (15.1)    4.1    (7.7)

Impairment loss on minority investment             (17.2)      -       -
Interest expense                                    (0.0)   (0.1)   (0.3)
Interest income                                      0.8     1.0     0.4
Other (expense) - net                               (0.2)   (0.1)   (0.1)
                                                  --------  -----  ------

Income (loss) before provision for income taxes    (31.7)    4.9    (7.7)

Provision for income taxes                           0.8       -     0.8
                                                  --------  -----  ------

Net income (loss)                                 (32.5)%    4.9%  (8.5)%
                                                  ========  =====  ======

RESULTS  OF  OPERATIONS

     We recognize revenue for product sales in accordance with the appropriate accounting guidance as described in our critical accounting policies. We recognize revenue from customer service plans ratably over the term of each plan, which are typically between one and three years.

     Custom engineering and integration services performed by the Integrated Solutions division are typically completed within 90 days from receipt of an order. Revenues from these services are recognized upon completion and delivery of the software solution to the customer.

     Cost of sales consists of the cost of the computer systems sold, including labor, material, overhead and third party product costs. Cost of sales also includes the salaries, benefits and other costs of the maintenance, service and help desk personnel associated with product installation and support activities.

     Sales and marketing expenses consist primarily of the salaries, benefits and travel expenses of employees responsible for acquiring new business and maintaining existing customer relationships, as well as marketing expenses related to trade publications, advertisements and trade shows.

     Research and development expenses are comprised of salaries, benefits, and travel expenses of employees involved in hardware and software product and enhancement development, cost of outside contractors engaged to perform software development services, and software certification costs of Motorola and Scientific Atlanta. All development costs are expensed as incurred.

     General and administrative expenses consist primarily of salaries, benefits and travel expenses of management and administrative personnel, human resources, information systems, investor relations, and fees for legal, accounting, and other professional services.


     FISCAL YEAR 2003 IN COMPARISON TO FISCAL YEAR 2002

     Product Sales. Total product sales for fiscal year 2003 were $54.5 million, a decrease of $14.0 million or 20.5% from fiscal year 2002. This decrease resulted in part from VOD product sales decreasing $11.9 million, or 25.3%, to $35.0 million in fiscal 2003 from $46.9 million in fiscal 2002. The decrease in VOD product sales was due primarily to increased scrutiny by a majority of our customers of their capital expenditures in an effort to attain positive free cash flow combined with certain competitive pricing pressures. In addition, Comcast's initial VOD deployment plan did not favor Concurrent based on some initial geographic and operational priorities established by Comcast. During fiscal year 2003, VOD product purchases by each of four North American cable companies accounted for more than 10% of VOD product revenue and accounted for 82.3% of VOD product revenue in the aggregate.

     Sales of real-time products decreased $2.2 million, or 10.1% to $19.4 million in fiscal 2003 from $21.6 million in fiscal 2002. The decrease in real-time product sales is due in part to a nonrecurring sale to an Australian customer in fiscal 2002, unfavorable economic factors in Europe, Asia, and domestically, and a longer than expected sales cycle domestically and internationally, partially offset in the domestic market by an increase in sales to one specific customer, as compared to fiscal 2002. Sales to a single customer accounted for approximately 51.0% of real-time product sales during fiscal 2003 compared to 36.1% in fiscal 2002.

     Service Revenue. Service revenue increased slightly to $21.0 million in fiscal year 2003 from $20.9 million in fiscal year 2002. The increase in service revenue is due primarily to an increase in VOD service revenue of $2.4 million, or 232.0%, to $3.5 million in fiscal 2003 from $1.1 million in fiscal 2002. The Xstreme division continued to recognize deferred maintenance revenue and expand its VOD customer base requiring additional installation, training, technical support, and hardware and software maintenance services. Off-setting this increase was a decrease in real-time service revenue of $2.3 million, or 11.8%, due to the cancellation of maintenance contracts as machines were removed from service and from customers purchasing our new products which are less expensive to maintain.

     Product Gross Margin. The product gross margin decreased $8.6 million, or 22.9% to $28.8 million in fiscal year 2003 from $37.4 million in fiscal year 2002. Product gross margin as a percent of product sales decreased to 52.9% in fiscal year 2003 from 54.5% in fiscal year 2002. VOD product gross margins decreased to 49.1% for fiscal year 2003 from 51.9% for fiscal year 2002 due to a less favorable product mix and certain costs being spread over lower product sales volumes, partially offset by efficiencies in the Media Hawk 3000 video server. The gross margin on sales of real-time products decreased slightly to 59.7% as a percent of product sales in fiscal year 2003 from 60.3% in fiscal year 2002 due primarily to strong margins on higher software product sales in fiscal 2002, partially offset by a favorable product mix on hardware products during the first nine months of fiscal year 2003.

     Service Gross Margin. The service gross margin increased $0.4 million, or 6.0%, to $7.6 million in fiscal year 2003 from $7.2 million in fiscal year 2002. The service gross margin as a percent of service sales increased to 36.4% for fiscal year 2003 from 34.5% for fiscal year 2002. The increase in service gross margins is due to an increase in VOD service revenue, bringing VOD service margins to 16.0% in fiscal 2003 as compared to a negative margin of 95.5% in fiscal 2002. VOD service margins increased as the Xstreme division continued to recognize deferred maintenance revenue and expand its customer base requiring additional installation, training, technical support, and software and maintenance services, at a faster rate than the growth of the costs to support such services. The increase in VOD service margins was partially offset by a decrease in real-time service margins to 40.5% in fiscal 2003 from 41.5% in fiscal 2002. The decrease in real-time service gross margins is due to the inability to reduce fixed costs at the same rate as revenue has decreased. The decrease in real-time service revenue is due to a decline in contractual obligations resulting from the cancellation of maintenance contracts as machines were removed from service and from customers purchasing our new products which are less expensive to maintain.

     Sales and Marketing. Sales and marketing expenses increased as a percent of sales to 24.0% for fiscal year 2003 from 19.0% for fiscal year 2002. These expenses increased $1.1 million, or 6.5%, to $18.1 million in fiscal year 2003 from $17.0 million in fiscal year 2002. The increase in sales and marketing expenses are due to an increase of $0.5 million and $0.6 million in VOD and real-time sales and marketing expenses, respectively. The increase in VOD sales and marketing expense is primarily due to an increase of $0.6 million in sales and marketing personnel costs and an increase of $0.3 million in severance expense not associated with the restructuring, partially offset by a decrease of $0.2 million in incentive based compensation due to lower sales volume in the Xstreme division in fiscal year 2003. The increase in sales and marketing expense of $0.6 million in the Integrated Solutions division was primarily due to a $0.7 million increase in sales and marketing personnel costs, a $0.1 million increase in severance expense not associated with the restructuring and the addition of a new salesperson at Concurrent Federal Systems, Inc. The increase in real-time sales and marketing expense was partially offset by a decrease in incentive based compensation of $0.4 million due to lower sales volume in the Integrated Solutions division in fiscal 2003.

     Research and Development. Research and development expenses increased as a percent of sales to 24.9% in fiscal year 2003 from 17.1% in fiscal year 2002. These expenses increased $3.5 million, or 22.8%, to $18.8 million in fiscal year 2003 from $15.3 million in fiscal year 2002. The increase in research and development of $3.5 million in fiscal 2003 was attributable to an increase in VOD research and development of $3.6 million, offset by a decrease of $0.1 million in real-time research and development expenses. The $3.6 million increase in VOD research and development resulted primarily from the addition of new development staff and utilization of outside consultants to focus on new application software development and customer specific integration activities. The addition of the development staff and use of outside consultants resulted in an increase of $1.8 million and $0.8 million, respectively. In addition, there was an increase of $0.2 million in Acadia and Creative Edge product certification costs, an additional $0.3 million of depreciation expense from purchases of new testing and quality assurance equipment, an increase of $0.1 million in rent expense while temporarily occupying two development facilities as a result of moving our U.K. office, and a $0.2 million increase as a result of foreign currency exchange fluctuations. Research and development expense for the Integrated Solutions division decreased slightly by $0.1 million due to a decrease in incentive based compensation.

     General and Administrative. General and administrative expenses increased as a percent of sales to 12.4% in fiscal 2003 from 9.7% in fiscal 2002. These expenses increased $0.8 million, or 9.1%, to $9.4 million in fiscal year 2003 from $8.6 million in fiscal year 2002, primarily due to a $0.8 million increase in salaries and benefits as we hired a new Xstreme division president and added personnel to our legal and investor relations departments, a $0.5 million increase related to corporate insurance costs, an increase of $0.3 million in accounting and legal fees, and an increase in travel expenses of $0.1 million, partially offset by a decrease in incentive based compensation of

$0.6 million and a decrease of bad debt expense of $0.4 million as compared to the prior fiscal year.

     Restructuring Charge. During the fourth quarter of fiscal 2003, the Board of Directors approved a Restructuring Plan. The Restructuring Plan includes certain initiatives designed to realign our resources to focus on more strategic and immediate growth opportunities and to align our cost structure with our revenue projections. The decision to implement the Restructuring Plan was due to certain economic and geographic circumstances in the Integrated Solutions and Xstreme divisions and the state of the overall global economic environment. As part of the Restructuring Plan, the following actions were initiated, resulting in a total restructuring charge of $1.6 million recorded in the fourth quarter of fiscal 2003:

     - We terminated 33 employees, or 7% of our current global workforce in both our Integrated Solutions and Xstreme divisions, and as a result, recorded a charge of $1.1 million related to severance and other employee termination costs.
     - We reduced office space in certain international facilities in France and Japan, and as a result, recorded a charge of $0.3 million for estimated lease cancellation costs, write-off of leasehold improvements and facility restoration costs, all net of estimated sub-lease rental income.
     - We also recorded charges for other restructuring costs of $0.2 million related to the write-off of certain assets that were impaired as a result of the restructuring initiatives.

     This Restructuring Plan was accounted for and recorded in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," and SFAS No. 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets", and other related interpretative guidance. We adopted the provisions of SFAS No. 146, which is effective for transactions initiated after December 31, 2002.

A summary of our restructuring charge is as follows:

Our  restructuring  related  reserves  are summarized as follows (in thousands):

                         TOTAL                                  RESTRUCTURING
                     RESTRUCTURING      NON-CASH       CASH       RESERVE AT
                        CHARGES         CHARGES      PAYMENTS   JUNE 30, 2003
Workforce reduction  $        1,057  $            -  $     191  $          866
Lease terminations              319              72         49             198
Other                           227             202          -              25
                     --------------  --------------  ---------  --------------
  TOTAL              $        1,603  $          274  $     240  $        1,089
                     ==============  ==============  =========  ==============

Our restructuring related charges for each division are summarized as follows (in thousands):

                                                    LEASE                      TOTAL
                                  WORKFORCE      TERMINATION               RESTRUCTURING
                               REDUCTION COSTS      COSTS          OTHER       CHARGE
Integrated Solutions division  $            713  $        257  $           23  $   993
Xstreme division                            344            62             204      610
                               ----------------  ------------  --------------  -------
  TOTAL                        $          1,057  $        319  $          227  $ 1,603
                               ================  ============  ==============  =======

Our domestic and international restructuring related charges are summarized as follows (in thousands):

                                    LEASE                          TOTAL
                  WORKFORCE      TERMINATION                   RESTRUCTURING
               REDUCTION COSTS      COSTS          OTHER           CHARGE
Domestic       $            385  $          -  $           52  $         437
International               672           319             175          1,166
               ----------------  ------------  --------------  -------------
  TOTAL        $          1,057  $        319  $          227  $       1,603
               ================  ============  ==============  =============

     The $1.1 million accrued liability is recorded in the Consolidated Balance Sheets under the line item Accounts payable and accrued expenses and the $1.6 million restructuring charge is recorded in the line item Restructuring charge, in continuing operations, in the Consolidated Statements of Operations.

     All activities under the Restructuring Plan and all cash payments are expected to be complete by the end of fiscal 2004.

     Impairment Loss on Minority Investment and Related Notes Receivable. In fiscal 2003, we recorded a $13.0 million impairment charge due to an other-than-temporary decline in the market value of our investment in Thirdspace, which included a $6.1 million charge for the write-off of two $3 million notes receivable and related accrued interest. The impairment of the investment and write-off of the related notes receivable and accrued interest was based upon Thirdspace's deteriorating financial condition and actual performance relative to expected performance, the status of Thirdspace's capital raising initiatives, the market conditions of the telecommunications sector, the uncertainty of the collectibility of the notes, the state of the overall economy and the reduced market value of Thirdspace. In May 2003, Thirdspace sold the majority of its assets to a third party. As a result of the sale of these certain assets, we received $471,000 in proceeds, net of legal costs of $75,000, and an additional $275,000 was placed in escrow for our benefit, pending the resolution of certain outstanding items. In return for these proceeds, we relinquished our security interest in the intellectual assets of Thirdspace;
however, we still retain a secured interest in all other assets retained by Thirdspace. Although Thirdspace is currently in liquidation proceedings, it is not possible at this time to determine the amount or timing of receipt of any additional proceeds, including the $275,000 in escrow, as part of the liquidation process. The net proceeds received to date of $471,000 are recorded as a reduction to the impairment loss, which is recorded in the line item
Impairment loss on minority investment in the Consolidated Statements of Operations. The value of the equity investment and notes receivable and accrued interest were reduced to zero as of the third quarter of fiscal 2003 and remain at zero on the June 30, 2003 Consolidated Balance Sheets. Any further receipt of proceeds as part of the liquidation of Thirdspace will be recorded as a reduction to the impairment loss in the line item Impairment loss on minority investment in the Consolidated Statements of Operations. As of June 30, 2003, we do not have any further funding requirements or commitments related to these transactions with Thirdspace and we also believe that the Thirdspace warrants have no value.

     Interest income. Interest income decreased $0.2 million to $0.6 million in fiscal 2003 from $0.8 million in fiscal 2002 primarily due to lower average daily interest rates than the prior year.

     Income Taxes. We recorded income tax expense for our domestic and foreign subsidiaries of $589,000 in fiscal 2003, of which approximately $390,000 relates to a negotiated settlement with the Greek Tax Authority relating to a 1993 through 1995 audit of our former Greek subsidiary, which was sold in December 1995. The remaining $199,000 tax expense is related primarily to foreign withholding taxes and income earned in foreign locations, which cannot be offset by net operating loss carryforwards. There was no income tax provision recorded in fiscal year 2002 on pretax income of $4.4 million due to the utilization of previously unrecognized tax net operating loss carryovers.

     Net Income (Loss). The net loss for fiscal year 2003 was $24.6 million or $0.40 per basic and diluted share compared to net income of $4.4 million or $0.07 per basic and diluted share in fiscal year 2002.

     FISCAL  YEAR  2002  IN  COMPARISON  TO  FISCAL  YEAR  2001

     Product Sales. Total product sales for fiscal year 2002 were $68.5 million, an increase of $18.9 million or 38.2% from fiscal year 2001. The increase was the result of a $23.1 million increase in sales of VOD systems to $46.9 million in fiscal year 2002 from $23.8 million in fiscal year 2001. The increase in VOD product sales was primarily due to the increase in VOD server purchases from AOL Time Warner and Cox Communications, which accounted for approximately 57.1% and 24.0%, respectively, of VOD system revenue during the fiscal year ended June 30, 2002. These increased server purchases were directly related to the increase in the number of cable markets where VOD is being deployed, combined with increased digital penetration in markets where VOD was previously deployed. Partially off-setting the increase in VOD product sales was the continued decline in sales of real-time computer systems. Sales of real-time products decreased 16.1% to $21.6 million in fiscal year 2002 from $25.7 million in fiscal year 2001, primarily due to the non-recurring revenue recognized in fiscal 2001 from a contract with Hamilton-Sunstrand, a United
Technology Company, for testing of aircraft power subsystems, which included production and development systems and engineering and training services.

     Service Revenue. Service revenue decreased 10.3% to $20.9 million in fiscal year 2002 from $23.3 million in fiscal year 2001. The decline resulted primarily from customers switching from proprietary real-time systems to our open systems which are less expensive to maintain, and from the cancellation of other proprietary computer maintenance contracts as the machines were removed from service, partially offset by an increase of $1.1 million in VOD service revenue.

     Gross Margin. The gross margin increased by $11.6 million to $44.6 million in fiscal year 2002 from $33.0 million in fiscal year 2001. The gross margin as a percent of sales increased to 49.9% in fiscal year 2002 from 45.3% in fiscal year 2001. VOD product gross margins increased to 51.9% for fiscal year 2002 from 45.0% for fiscal year 2001 due to (1) a cost reduction in the MediaHawk
3000 video server, (2) an increase in sales volume and certain fixed customer service and support costs being spread over higher sales, and (3) a more favorable product mix resulting from sales of more fully configured video servers with higher video stream capacity. The gross margin on sales of real-time products increased to 60.3% of sales in fiscal year 2002 from 45.2% in fiscal year 2001 primarily as a result of the reduction in large-scale integration projects with lower gross margins and an increase in demand for the higher margin PowerMAXION hardware and software products. The gross margin on service sales declined to 34.5% for fiscal year 2002 from 45.8% for fiscal year 2001 because, as service revenues continue to decline, service expenses have been reduced on a less than pro-rata basis to ensure quality service and to fulfill contractual agreements in the Integrated Solutions division, and also due to the addition of service personnel in the Xstreme division due to the expectation of increased VOD implementations.

     Sales and Marketing. Sales and marketing expenses decreased as a percent of sales to 19.0% for fiscal year 2002 from 22.1% for fiscal year 2001. These expenses increased 5.4% to $17.0 million in fiscal year 2002 from $16.1 million in fiscal year 2001, primarily due to a $0.9 million increase in domestic VOD sales and marketing personnel costs, as well as a $0.2 million increase in VOD sales and marketing department travel expenses. This increase was partially offset by a $0.4 million decrease in domestic real-time sales commissions that were generated by sales to a single real-time customer in fiscal year 2001.

     Research and Development. Research and development expenses increased as a percent of sales to 17.1% in fiscal year 2002 from 15.9% in fiscal year 2001. These expenses increased 32.1% to $15.3 million in fiscal year 2002 from $11.6 million in fiscal year 2001 due to personnel additions in both the real-time and VOD research and development departments. The Integrated Solutions division's research and development expense increased $1.9 million, primarily due to additional resources required for development of the new Linux based real-time operating system. The Xstreme division also added new development staff in fiscal year 2002 to focus on TV Guide integrations, targeted and interactive advertising integration, development of our personal video channel (pVC(TM)) technology, and next generation server and server architectures. The additional VOD research and development personnel resulted in a $1.6 million increase in VOD research and development expenses in fiscal 2002 compared to the prior year.

     General and Administrative. General and administrative expenses decreased as a percent of sales to 9.7% in fiscal 2002 from 15.0% in fiscal 2001. These expenses decreased to $8.6 million in fiscal year 2002 from $10.9 million in fiscal year 2001, primarily due to a non-recurring $1.2 million severance charge recorded in fiscal year 2001. In addition, after the July 1, 2001 implementation of SFAS 142, goodwill relating to the acquisition of Vivid

Technology, Inc. was no longer amortized. Discontinuation of this goodwill amortization expense decreased VOD general and administrative expense by $1.3 million for fiscal year 2002 compared to the prior year. Furthermore, accounting related costs decreased $0.2 million due to consolidation of accounting departments that existed in both Duluth, GA and Ft. Lauderdale, FL during part of fiscal year 2001. These decreases were partially offset by a $0.4 million increase in insurance expense and $0.2 million increase in bad debt expense for fiscal year 2002 compared to fiscal year 2001.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

     - The actual versus anticipated decline in sales of real-time proprietary systems and service maintenance revenue;
     -    Revenues  from  open  real-time  systems;
     - Revenue growth from VOD systems and the pace at which cable companies implement VOD technology;
     - Ongoing cost control actions and expenses, including for example, research and development and capital expenditures;
     -    The  margins  on  the  VOD  and  real-time  businesses;
     -    The  ability  to  raise  additional  capital,  if  necessary;
     -    The  ability  to  obtain  bank  financing,  if  necessary;
     - Timing of product shipments which occur primarily during the last month of the quarter;
     - The percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles;
     - The number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases.

     We provided cash of $7.1 million and $5.8 million from operating activities in fiscal year 2003 and 2002, respectively. The increase of $1.3 million in cash generated from operating activities is due to strong collections of accounts receivable in fiscal 2003 compared to fiscal 2002, partially offset by an operating loss in fiscal 2003 as compared to operating income in fiscal 2002. Our $5.0 million revolving credit facility with Wachovia Bank expired December 31, 2002. The credit facility was not renewed or replaced.

     We invested $5.6 million in property, plant and equipment during fiscal year 2003 compared to $4.5 million during fiscal year 2002. Current year capital expenditures relate primarily to product development, testing and demonstration equipment for our Xstreme division, and for real-time and VOD manufacturing equipment in Fort Lauderdale, FL. In September 2002, we loaned Thirdspace an additional $3.0 million in exchange for a long-term note receivable.

     We received $24.0 million in net proceeds from a private placement of 5.4 million shares of common stock on July 19, 2001.

     We also received $0.5 million and $3.5 million from the issuance of common stock to employees and directors who exercised stock options during fiscal years 2003 and 2002, respectively.

     At June 30, 2003, we had working capital of $30.0 million and had no material commitments for capital expenditures.

     On September 18, 2003, we received $1.1 million from Thirdspace as a result of a partial liquidation of Thirdspace's assets. See Note 22 to our consolidated financial statements included herein.

     We believe that the existing cash balances and funds generated by operations will be sufficient to meet the anticipated working capital and capital expenditure requirements for the next 12 months.

     Deferred revenues increased $1.9 million to $7.6 million at June 30, 2003 from $5.7 million at June 30, 2002, due to the growing base of cable customers with maintenance programs where the revenue is recognized ratably over the maintenance period.

     We maintain pension plans for certain employees and former employees in the United Kingdom and Germany. The projected benefit obligation for the benefit plans at June 30, 2003 and June 30, 2002 as determined in accordance with FAS No. 87, "Employers Accounting for Pensions", was $21.5 million and $17.0 million, respectively, and the value of the plans assets were $12.9 million and $12.0 million, respectively. As a result, the plans were underfunded by $8.6 million at June 30, 2003 and by $5.0 million at June 30, 2002. In addition, the pension cost recognized in the financial statements for the year ended June 30, 2003, 2002, and 2001, was $0.7 million, $0.5 million, and $0.2 million respectively. The expense to be recognized in future periods will likely increase further, depending upon the amount of the change in the fair market value of the plan assets and the change in the projected benefit obligation.

     We also recorded a reduction to stockholders' equity as of June 30, 2003 and 2002, amounting to $3.0 million and $1.6 million, respectively, due to the decrease in the discount rate used to calculate the projected benefit obligation and the less than anticipated investment returns. We do not currently believe the underfunded status of the pension plans will materially affect our financial position.

NEW  ACCOUNTING  STANDARDS

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with the Exit or Disposal Activities" ("SFAS 146"). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs are covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We implemented the provisions of SFAS 146 in accounting for the restructuring discussed in Note 5 of these financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for our fiscal 2003 annual financial statements and all subsequent interim periods. We plan to continue accounting for our stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations; however, we implemented the disclosure requirements under SFAS No. 148 in the quarter ended March 31, 2003. The related disclosures are included in Note 2 of these financial statements.

     In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others," which provides for additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations and requires, under certain circumstances, a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We have adopted the disclosure requirements for our fiscal year ended June 30, 2003. We do not expect the recognition and measurement provisions of Interpretation No. 45 for guarantees issued or modified after December 31, 2002, to have a material impact on our consolidated financial statements.

CONTRACTUAL  OBLIGATIONS  AND  COMMERCIAL  COMMITMENTS

     Our only significant contractual obligations and commitments relate to certain operating leases for sales, service and manufacturing facilities in the United States, Europe and Asia. The following table summarizes our significant contractual obligations and commitments:

                                       PAYMENTS DUE BY FISCAL YEAR
                           ---------------------------------------------------
                                         (DOLLARS IN THOUSANDS)

CONTRACTUAL OBLIGATIONS    TOTAL    2004   2005-2006   2007-2008   THEREAFTER
-------------------------  ------  ------  ----------  ----------  -----------
OPERATING LEASES           $8,022  $2,507  $    3,679  $    1,576  $       260
CAPITAL LEASE OBLIGATIONS     152     101          51           -            -
                           ------  ------  ----------  ----------  -----------
TOTAL                      $8,174  $2,608  $    3,730  $    1,576  $       260
                           ======  ======  ==========  ==========  ===========


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We are exposed to the impact of interest rate changes on our short-term cash investments, which are backed by U.S. government obligations, and other investments in respect of institutions with the highest credit ratings, all of which have maturities of three months or less. These short-term investments carry a degree of interest rate risk. We believe that the impact of a 10% increase or decline in interest rates would not be material to our investment income.

     We conduct business in the United States and around the world. Our most significant foreign currency transaction exposures relate to the United Kingdom, those Western European countries that use the Euro as a common currency, Australia, and Japan. We do not hedge against fluctuations in exchange rates and believe that a hypothetical 10% upward or downward fluctuation in foreign currency exchange rates relative to the United States dollar would not have a material impact on future earnings, fair values, or cash flows.


ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The following consolidated financial statements and supplementary data are included herein.

                                                                            PAGE
                                                                            ----

Independent Auditors' Report                                                 46

Consolidated Balance Sheets as of June 30, 2003 and 2002                     47

Consolidated Statements of Operations for each of the three years            48
in the period ended June 30, 2003

Consolidated Statements of Stockholders' Equity and Comprehensive            49
Income (Loss) for each of the three years in the period ended June 30, 2003

Consolidated  Statements of Cash Flows for each of the three                 50
years in the period ended June 30, 2003

Notes to Consolidated Financial Statements                                   51

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM  9A.  CONTROLS  AND  PROCEDURES

     As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls during the period covered by this annual report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     Disclosure controls and procedures are our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in Registrant's Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on October 21, 2003 ("Registrant's 2003 Proxy Statement").

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Registrant's 2003 Proxy Statement.


ITEM  11.  EXECUTIVE  COMPENSATION

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Executive Compensation" in the Registrant's 2003 Proxy Statement.


ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions "Common Stock Ownership of Management and Certain Beneficial Owners" and "Equity Compensation Plan Information" in Registrant's 2003 Proxy Statement.

     The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  PARTY  TRANSACTIONS

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Certain Relationships and Related Party Transactions" in Registrant's 2003 Proxy Statement.


ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     The registrant hereby incorporates by reference in this Form 10-K certain information under the caption "Report of the Audit Committee" in Registrant's 2003 Proxy Statement.

                                     PART IV

ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

(a) (1) Financial Statements Filed As Part Of This Report:

          Independent  Auditors'  Report

          Consolidated  Balance  Sheets  as  of  June  30,  2003  and  2002

          Consolidated Statements of Operations for each of the three years in the period ended June 30, 2003

          Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for each of the three years in the period ended June 30, 2003

          Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2003

          Notes  to  Consolidated  Financial  Statements

     (2)  Financial  Statement  Schedules

          Schedule  II  Valuation  and  Qualifying  Accounts

          All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable, material or required.

     (3)  Exhibits

EXHIBIT          DESCRIPTION  OF  DOCUMENT

3.1 --Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2 --Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2003).

3.3 --Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.4 --Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.5 --Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1 --Form of Common Stock Certificate (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.2 --Form of Rights Certificate (incorporated by reference to the Registrant's Current Report on Form 8-K/A filed on August 12, 2002).

4.3 --Amended and Restated Rights Agreement dated as of August 7, 2002 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Registrant's Current Report on Form 8-K/A filed on August 12, 2002).

4.4 --Warrant to purchase 50,000 shares of common stock of the Registrant dated March 29, 2001 issued to Comcast Concurrent Holdings, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

4.5 --Warrant to purchase 4,431 shares of common stock of the Registrant dated October 9, 2001 issued to Comcast Concurrent Holdings, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

4.6 --Warrant to purchase 261,164 shares of common stock of the Registrant dated April 1, 2002 issued to Scientific-Atlanta, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

4.7 --Warrant to purchase 52,511 shares of common stock of the Registrant dated January 15, 2002 issued to Comcast Concurrent Holdings, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

4.8 --Warrant to purchase 1,502 shares of common stock of the Registrant dated August 10, 2002 issued to Comcast Concurrent Holdings, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.1 --1991 Restated Stock Option Plan (as amended as of October 26, 2000) (incorporated by reference Exhibit A to the Registrant's Proxy Statement dated September 18, 2000).

10.2 --Richard Rifenburgh Non-Qualified Stock Option Plan and Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-82686)).

10.3 --Concurrent Computer Corporation 2001 Stock Option Plan (incorporated by reference to Annex II to the Registrant's Proxy Statement dated September 19, 2001).

10.4 --Form of Incentive Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant's Registration Statement on Form S-1. (No. 33-45871)).

10.5 --Form of Non-Qualified Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

10.6 --Form of Employment Agreement between the Registrant and its executive officers (incorporated by reference to of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991).

10.7 --Amended and Restated Employment Agreement dated as of November 15, 1999 between the Registrant and Steve G. Nussrallah (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

10.8 --Employment Agreement dated as of October 28, 1999 between the Registrant and Steven R. Norton (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

10.9 --Employment Agreement dated as of July 10, 2000 between the Registrant and Jack A. Bryant, III (incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2000).

10.10 --Employment Agreement dated as of December 13, 2000 between the Registrant and Paul C. Meyer (incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001).

10.11 --Employment Agreement dated as of November 26, 2001 between the Registrant and Kirk Somers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.12 --Employment Agreement dated as of June 17, 2002 between the Registrant and Steve Necessary (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.13 --Employment Agreement dated as of June 27, 1996 between the Registrant and Robert T. Menzel (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.14 --Employment Agreement dated as of March 1, 1999 between the Registrant and David Nicholas (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.15 --Video-On-Demand Purchase Agreement, dated March 29, 2001, by and between Concurrent Computer Corporation and Comcast Cable Communications of Pennsylvania, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).

10.16 --Registration Rights Agreement, dated March 29, 2001, between the Registrant and Comcast Concurrent Holdings, Inc. (incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 333-72012)).

10.17 --Letter Amendment, dated October 22, 2001, to Registration Rights Agreement between the Registrant and Comcast Concurrent Holdings, Inc. dated March 29, 2001(incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.18 --Registration Rights Agreement, dated March 19, 2002 between Concurrent Computer Corporation and Thirdspace Living Limited (incorporated by Reference to the Registrant's Current Report on Form 8-K filed on March 20, 2002).

10.19 --Share Purchase and Warrant Agreement, dated March 19, 2002 between Concurrent Computer Corporation and Thirdspace Living Limited (incorporated by Reference to the Registrant's Current Report on Form 8-K filed on March 20, 2002).

10.20     --Strategic  Alliance  Agreement,  dated  March  19,  2002  between
          Concurrent Computer Corporation and Thirdspace Living Limited (incorporated by Reference to the Registrant's Current Report on Form 8-K filed on March 20, 2002).

21.1*     --List  of  Subsidiaries.

23.1*     --Consent  of  Deloitte  &  Touche  LLP.

31.1* --Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* --Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*     --Certification  of  Chief  Executive  Officer,  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*     --Certification  of  Chief  Financial  Officer,  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


*  Included  herewith.


(b)  Reports  On  Form  8-K.
     The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

(1) Current Report on Form 8-K filed on April 24, 2003 furnishing (i) the condensed consolidated balance sheets as of March 31, 2003 (unaudited) and June 30, 2002, (ii) the unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2003 and the three and nine months ended March 31, 2002 and (iii) the unaudited segment data for the three and nine months ended March 31, 2003 and the three and nine months ended March 31, 2002.

                         CONCURRENT COMPUTER CORPORATION
                           ANNUAL REPORT ON FORM 10-K


                                     ITEM 8
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                            YEAR ENDED JUNE 30, 2003

                          INDEPENDENT AUDITORS' REPORT


The  Board  of  Directors  and  Stockholders  of
Concurrent  Computer  Corporation:


     We have audited the accompanying consolidated balance sheets of Concurrent Computer Corporation and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the consolidated financial statement schedule for each of the three years in the period ended June 30, 2003 listed in the Index at Item 15(a)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Concurrent Computer Corporation and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule for each of the three years in the period ended June 30, 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, effective July 1, 2001, Concurrent Computer Corporation changed its method of accounting for goodwill and other intangible assets to conform with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Also, as discussed in Note 5 to the consolidated financial statements, Concurrent Computer Corporation adopted the provisions of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".



                            /s/ Deloitte & Touche LLP


Atlanta,  Georgia
August  1,  2003
(August 17, 2003 as to Note 16)
(September 18, 2003 as to Note 22)

                                        CONCURRENT  COMPUTER  CORPORATION
                                          CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                                JUNE 30,
                                                                                         ---------------------
                                                                                            2003       2002
                                                                                         ----------  ---------
                                                     ASSETS
Current assets:
   Cash and cash equivalents                                                             $  30,697   $ 30,519
   Accounts receivable, less allowance for doubtful accounts
      of $868 at June 30, 2003 and $965 at June 30, 2002                                    10,371     23,894
   Inventories                                                                               7,174      6,822
   Deferred tax asset                                                                          998        870
   Prepaid expenses and other current assets                                                   879      1,009
                                                                                         ----------  ---------
      Total current assets                                                                  50,119     63,114

Property, plant and equipment - net                                                         11,862     10,696
Purchased developed computer software - net                                                  1,203      1,393
Goodwill - net                                                                              10,744     10,744
Investment in minority owned companies                                                         553      7,814
Note receivable from minority owned company                                                      -      3,000
Deferred tax asset                                                                           1,749      1,087
Other long-term assets - net                                                                 1,609        840
                                                                                         ----------  ---------
Total assets                                                                             $  77,839   $ 98,688
                                                                                         ==========  =========
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                 $  14,644   $ 15,514
   Deferred revenue                                                                          5,433      4,055
                                                                                         ----------  ---------
      Total current liabilities                                                             20,077     19,569

Long-term liabilities:
   Deferred revenue                                                                          2,212      1,677
   Deferred tax liability                                                                    2,107      1,634
   Pension liability                                                                         9,617      6,053
   Other                                                                                       368        531
                                                                                         ----------  ---------
      Total liabilities                                                                     34,381     29,464

Stockholders' equity:
   Shares of series preferred stock, par value $.01; 25,000,000 authorized; none issued          -          -
   Shares of class A preferred stock, par value $100; 20,000 authorized; none issued             -          -
   Shares of series A participating cumulative preferred stock, par value $0.01;
      300,000 authorized; none issued                                                            -          -
   Shares of common stock, par value $.01; 100,000,000 authorized;
     62,367,449 and 61,856,993 issued at June 30, 2003 and 2002, respectively                  623        618
   Capital in excess of par value                                                          174,396    172,929
   Accumulated deficit                                                                    (122,929)   (98,377)
   Treasury stock, at cost; 840 shares                                                         (58)       (58)
   Unearned compensation                                                                      (576)         -
   Accumulated other comprehensive loss                                                     (7,998)    (5,888)
                                                                                         ----------  ---------
      Total stockholders' equity                                                            43,458     69,224
                                                                                         ----------  ---------
Total liabilities and stockholders' equity                                               $  77,839   $ 98,688
                                                                                         ==========  =========

     The accompanying notes are an integral part of the consolidated financial statements.

                        CONCURRENT COMPUTER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       YEAR ENDED JUNE 30,
                                                  -----------------------------
                                                    2003       2002      2001
                                                  ---------  --------  --------
Revenues:
  Product sales
    Real-time systems                             $ 19,417   $21,601   $25,740
    VOD systems                                     35,039    46,900    23,814
                                                  ---------  --------  --------
      Total product sales                           54,456    68,501    49,554
  Service
    Real-time systems                               17,474    19,807    23,267
    VOD systems                                      3,523     1,061         -
                                                  ---------  --------  --------
      Total service sales                           20,997    20,868    23,267
                                                  ---------  --------  --------
      Total sales                                   75,453    89,369    72,821
Cost of sales:
  Product sales
    Real-time systems                                7,817     8,586    14,102
    VOD systems                                     17,851    22,555    13,091
                                                  ---------  --------  --------
      Total product costs of sales                  25,668    31,141    27,193
  Service
    Real-time systems                               10,402    11,588    12,608
    VOD systems                                      2,960     2,074         -
                                                  ---------  --------  --------
      Total service costs of sales                  13,362    13,662    12,608
                                                  ---------  --------  --------
      Total cost of sales                           39,030    44,803    39,801
                                                  ---------  --------  --------

Gross margin                                        36,423    44,566    33,020

Operating expenses:
  Sales and marketing                               18,081    16,984    16,112
  Research and development                          18,775    15,291    11,579
  General and administrative                         9,393     8,612    10,920
  Restructuring charge                               1,603         -         -
                                                  ---------  --------  --------
      Total operating expenses                      47,852    40,887    38,611
                                                  ---------  --------  --------

Operating income (loss)                            (11,429)    3,679    (5,591)

Impairment loss on minority investment             (12,951)        -         -
Interest expense                                       (30)      (76)     (214)
Interest income                                        592       828       302
Other expense - net                                   (145)      (48)      (86)
                                                  ---------  --------  --------

Income (loss) before provision for income taxes    (23,963)    4,383    (5,589)

Provision for income taxes                             589         -       600
                                                  ---------  --------  --------

Net income (loss)                                 $(24,552)  $ 4,383   $(6,189)
                                                  =========  ========  ========

Basic and diluted net income (loss) per share     $  (0.40)  $  0.07   $ (0.11)
                                                  =========  ========  ========


        The accompanying notes are an integral part of the consolidated financial statements.

                                              CONCURRENT COMPUTER CORPORATION
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                                           EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                               FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 2003



                                              COMMON STOCK                                               ACCUMULATED
                                           -------------------  CAPITAL IN                                  OTHER
                                                        PAR     EXCESS OF  ACCUMULATED     UNEARNED     COMPREHENSIVE
                                             SHARES    VALUE    PAR VALUE    DEFICIT     COMPENSATION   INCOME (LOSS)
                                           ----------  ------  -----------  ----------  --------------  --------------
Balance at June 30, 2000                   53,910,918  $  538  $  135,394   $ (96,571)  $           -   $      (1,032)
Sale of common stock under stock plans      1,150,920      13       3,903
Performance warrants                                                1,055
Comprehensive loss:
  Net loss                                                                     (6,189)
  Foreign currency translation adjustment                                                                        (967)
  Minimum pension liability adjustment                                                                         (2,803)
      Total comprehensive loss

                                           ----------  ------  -----------  ----------  --------------  --------------

Balance at June 30, 2001                   55,061,838     551     140,352    (102,760)              -          (4,802)
Sale of common stock under stock plans      1,103,694      10       3,537
Issuance of common stock related to
  private placement                         5,400,000      54      23,891
Issuance of common stock related to
  investment in minority owned company        291,461       3       2,984
Performance warrants                                                2,165
Comprehensive income (loss):
  Net income                                                                    4,383
  Foreign currency translation adjustment                                                                         513
  Minimum pension liability adjustment                                                                         (1,599)
      Total comprehensive income

                                           ----------  ------  -----------  ----------  --------------  --------------

Balance at June 30, 2002                   61,856,993     618     172,929     (98,377)              -          (5,888)
Sale of common stock under stock plans        226,988       2         548
Issuance of common stock related  to
  investment in minority owned company                                (17)
Issuance of Restricted Stock                  283,468       3         598                        (601)
Amortization of Unearned Compensation                                                              25
Performance warrants                                                  338
Comprehensive income (loss):
  Net loss                                                                    (24,552)
  Foreign currency translation adjustment                                                                         915
  Minimum pension liability adjustment                                                                         (3,025)
      Total comprehensive loss
                                           ---------------------------------------------------------------------------
Balance at June 30, 2003                   62,367,449  $  623  $  174,396   $(122,929)  $        (576)  $      (7,998)
                                           ===========================================================================


                                           TREASURY STOCK
                                           ---------------
                                           SHARES    COST     TOTAL
                                           -------  ------  ---------
Balance at June 30, 2000                     (840)  $ (58)  $ 38,271
Sale of common stock under stock plans                         3,916
Performance warrants                                           1,055
Comprehensive loss:
  Net loss                                                    (6,189)
  Foreign currency translation adjustment                       (967)
  Minimum pension liability adjustment                        (2,803)
                                                            ---------
      Total comprehensive loss                                (9,959)

                                           -------  ------  ---------
Balance at June 30, 2001                     (840)    (58)    33,283
Sale of common stock under stock plans                         3,547
Issuance of common stock related to
  private placement                                           23,945
Issuance of common stock related to
  investment in minority owned company                         2,987
Performance warrants                                           2,165
Comprehensive income (loss):
  Net income                                                   4,383
  Foreign currency translation adjustment                        513
  Minimum pension liability adjustment                        (1,599)
                                                            ---------
      Total comprehensive income                               3,297

                                           -------  ------  ---------
Balance at June 30, 2002                     (840)    (58)    69,224
Sale of common stock under stock plans                           550
Issuance of common stock related  to
  investment in minority owned company                           (17)
Issuance of Restricted Stock                                       -
Amortization of Unearned Compensation                             25
Performance warrants                                             338
Comprehensive income (loss):
  Net loss                                                   (24,552)
  Foreign currency translation adjustment                        915
  Minimum pension liability adjustment                        (3,025)
                                                            ---------
      Total comprehensive loss                               (26,662)

                                           --------------------------
Balance at June 30, 2003                     (840)  $ (58)  $ 43,458
                                           ==========================

     The accompanying notes are an integral part of the consolidated financial statements.

                                CONCURRENT  COMPUTER  CORPORATION
                            CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                                         (IN THOUSANDS)

                                                                       YEAR ENDED JUNE 30,
                                                                 ------------------------------
                                                                   2003       2002       2001
                                                                 ---------  ---------  --------
Cash flows provided by (used in) operating activities:
  Net income (loss)                                              $(24,552)  $  4,383   $(6,189)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Impairment loss on minority investment                         12,951          -         -
    Accrual of non-cash warrants                                      338      2,165     1,055
    Depreciation and amortization                                   4,824      5,008     5,995
    Provision for inventory reserves                                  317        343     1,712
    Amortization of stock compensation                                 25          -         -
    Other non-cash expenses                                            15        519       597
    Decrease (increase) in assets:
        Accounts receivable                                        13,495    (10,030)   (2,031)
        Inventories                                                  (669)      (118)   (3,278)
        Prepaid expenses and other current assets                       2       (821)    1,047
        Other long-term assets                                     (1,624)       133    (1,146)
    Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                        (870)     1,585       632
        Short-term deferred revenue                                 1,378        755       989
        Long-term liabilities                                       1,469      1,836       404
                                                                 ---------  ---------  --------
Net cash provided by (used in) operating activities                 7,099      5,758      (213)

Cash flows provided by (used in) investing activities:
  Net additions to property, plant and equipment                   (5,595)    (4,522)   (3,761)
  Investment in minority owned company                                  -     (4,827)        -
  Note receivable from minority owned company                      (3,000)    (3,000)        -
  Net proceeds from sale of subsidiary                                  -          -       276
  Repayment of note receivable from
    minority owned company                                            471          -         -
                                                                 ---------  ---------  --------
Net cash (used in) investing activities                            (8,124)   (12,349)   (3,485)

Cash flows provided by (used in) financing activities:
  Net repayment of debt                                               (85)       (85)      (71)
  Proceeds from sale and issuance of common stock                     550     27,492     3,916
                                                                 ---------  ---------  --------
Net cash provided by financing activities                             465     27,407     3,845

Effect of exchange rates on cash and cash equivalents                 738        243      (769)
                                                                 ---------  ---------  --------

Increase (decrease) in cash and cash equivalents                      178     21,059      (622)
Cash and cash equivalents - beginning of year                      30,519      9,460    10,082
                                                                 ---------  ---------  --------
Cash and cash equivalents - end of year                          $ 30,697   $ 30,519   $ 9,460
                                                                 =========  =========  ========

Cash paid during the period for:
  Interest                                                       $     20   $     49   $   277
                                                                 =========  =========  ========
  Income taxes (net of refunds)                                  $    474   $    413   $   621
                                                                 =========  =========  ========

Non-cash investing/financing activities:
  Common stock issued for investment in minority owned company   $      -   $  3,000   $     -
                                                                 =========  =========  ========

     The accompanying notes are an integral part of the consolidated financial statements.

                         CONCURRENT COMPUTER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   OVERVIEW OF THE BUSINESS

     Concurrent Computer Corporation ("Concurrent") is a leading supplier of high-performance computer systems, software, and services and operates in two divisions, the Video-On-Demand ("VOD") division, Xstreme, located in Duluth, Georgia, and the Integrated Solutions division located in Fort Lauderdale, Florida.

     Concurrent's Xstreme division provides VOD systems consisting of hardware and software as well as integration services, primarily to residential cable companies that have upgraded their networks to support interactive, digital services.

     Concurrent's Integrated Solutions division provides high-performance, real-time computer systems to commercial and government customers for use in applications such as simulation and data acquisition.

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

  Foreign  Currency

     The functional currency of all of Concurrent's foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates of exchange prevailing during the fiscal year. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations, except for those relating to intercompany transactions of a long-term investment nature which are accumulated in a separate component of stockholders' equity.

     Gains (losses) on foreign currency transactions of $(27,000), $(104,000) and $1,000 for the years ended June 30, 2003, 2002 and 2001, respectively, are included in other income (expense) - net in the Consolidated Statements of Operations.

  Cash  Equivalents

     Short-term investments with maturities of ninety days or less at the date of purchase are considered cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market, and represent cash invested in U.S. Government securities, bank certificates of deposit, or commercial paper.

  Inventories

     Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. Concurrent establishes excess and obsolete inventory reserves based upon historical and anticipated usage.

  Property,  Plant  and  Equipment

     Property, plant and equipment are stated at acquired cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of assets ranging from one to ten years. Leasehold

                         CONCURRENT COMPUTER CORPORATION
improvements are amortized over the shorter of the useful lives of the improvements or the terms of the related lease. Gains and losses resulting from the disposition of property, plant and equipment are included in operations. Expenditures for repairs and maintenance are charged to operations as incurred and expenditures for major renewals and betterments are capitalized.

  Goodwill

     In  June  2001,  the  Financial  Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets"("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to annual impairment tests. Intangible assets with finite lives will continue to be amortized over their useful lives. SFAS 142 was effective for fiscal years beginning after December 15, 2001. All goodwill and other intangible assets are allocated to the Xstreme division. As permitted, Concurrent early-adopted SFAS 142 as of July 1, 2001, the beginning of its fiscal year, and discontinued the amortization of goodwill effective July 1, 2001 (see Note 9 to the consolidated financial statements).

     At July 1, 2003 and 2002, Concurrent's annual testing day, and in accordance with the requirements under SFAS 142, Concurrent updated and reviewed the impairment analysis in conjunction with revised expected future operating results and as a result, there was no impairment charge necessary in either period. Subsequent impairment charges, if any, will be reflected in operating income in the Consolidated Statements of Operations.

  Revenue  Recognition  and  Related  Matters

     VOD and real-time system revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and related amendments, SOP 98-4,
"Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". Concurrent recognizes revenue from VOD and real-time systems when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable. Under multiple element arrangements, Concurrent allocates revenue to the various elements based on vendor-specific objective evidence ("VSOE") of fair value. Concurrent's VSOE of fair value is determined based on the price charged when the same element is sold separately. If evidence of fair value does not exist for all elements in a multiple element arrangement, Concurrent recognizes revenue using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue.

     In certain instances, Concurrent's customers require significant customization of both the software and hardware products and, therefore, the revenues are recognized as long term contracts in conformity with Accounting Research Bulletin ("ARB") No. 45, "Long Term Construction Type Contracts" and SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." For long-term contracts, revenue is recognized using the percentage-of-completion method of accounting based on costs incurred on the project compared to the total costs expected to be incurred through completion.

     Custom engineering and integration services performed by the Integrated Solutions division are typically completed within 90 days from receipt of an order. Revenues from these services are recognized upon completion and delivery of such services to the customer.

  Deferred  Revenue

     Deferred revenue consists of billings for maintenance contracts and for products that are pending completion of the revenue recognition process. Maintenance revenue, whether bundled with the product or priced separately, is recognized ratably over the maintenance period. At June 30, 2003, deferred revenue includes billings to certain customers who agreed to make progress payments for systems that had not yet been completed and revenue had not yet been recognized.

                         CONCURRENT COMPUTER CORPORATION

  Capitalized  Software

     Concurrent accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, the costs associated with software development are required to be capitalized after technological feasibility has been established. Concurrent ceases capitalization upon the achievement of customer availability. Costs incurred by Concurrent between technological feasibility and the point at which the products are ready for market are insignificant and as a result Concurrent has no internal software development costs capitalized at June 30, 2003 and 2002.

     Concurrent has not incurred costs related to the development of internal use software.

  Research  and  Development

     Research and development expenditures are expensed as incurred.

  Basic  and  Diluted  Net  Income  (Loss)  per  Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Common share equivalents of 6,131,000, 4,247,000 and 7,575,000 for the years ended June 30, 2003, 2002, and 2001, respectively, were excluded from the calculation as their effect was antidilutive. The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share for the periods indicated:

                                                                       YEAR ENDED JUNE 30,
                                                                   ----------------------------
                                                                     2003      2002      2001
                                                                   ---------  -------  --------
                                                               (DOLLARS AND SHARE DATA IN THOUSANDS,
                                                                     EXCEPT PER SHARE AMOUNTS)
Basic EPS calculation:
   Net income (loss)                                               $(24,552)  $ 4,383  $(6,189)

   Weighted average number of shares outstanding                     61,944    60,997   54,683
                                                                   ---------  -------  --------

Basic EPS                                                          $  (0.40)  $  0.07  $ (0.11)
                                                                   =========  =======  ========

Diluted EPS calculation:
   Net income (loss)                                               $(24,552)  $ 4,383  $(6,189)

   Weighted average number of shares outstanding                     61,944    60,997   54,683
   Incremental shares from assumed conversion of stock options            -     3,091        -
                                                                   ---------  -------  --------
                                                                     61,944    64,088   54,683
                                                                   ---------  -------  --------

Diluted EPS                                                        $  (0.40)  $  0.07  $ (0.11)
                                                                   =========  =======  ========

                         CONCURRENT COMPUTER CORPORATION

  Impairment  of  Long-Lived  Assets

     On July 1, 2002, Concurrent adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which superseded the accounting and reporting provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Concurrent reviews long-lived assets quarterly and on an as needed basis to determine if there has been any adverse circumstances that would cause impairment, such as a significant change in legal factors or the business climate or circumstances surrounding a certain class of assets that could potentially cause impairment of that class of assets. As a result of these reviews, since the inception of the adoption of this standard, Concurrent has not recorded any impairment losses related to long-lived assets, except those related to the restructuring activities in fiscal 2003, and therefore there has been no material impact on Concurrent's Consolidated Statements of Operations or financial condition as of and for the year ended June 30, 2003.

  Fair  Value  of  Financial  Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable and short term debt approximate fair value because of the short maturity of these instruments.

     Fair value estimates are made at a specific point in time, based on the relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumption could significantly affect the estimates.

  Income  Taxes

     Concurrent and its domestic subsidiaries file a consolidated federal income tax return. All foreign subsidiaries file individual tax returns pursuant to local tax laws. Concurrent follows the asset and liability method of accounting for income taxes. Under the asset and liability method, a deferred tax asset or liability is recognized for temporary differences between financial reporting and income tax bases of assets and liabilities, tax credit carryforwards and operating loss carryforwards. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that such deferred tax assets will not be realized. Utilization of net operating loss carryforwards and tax credits, which originated prior to Concurrent's quasi-reorganization in November of 1991, are recorded as adjustments to capital in excess of par value.

  Stock-Based  Compensation

     Concurrent has stock-based employee compensation plans and accounts for these plans using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. For the year ended June 30, 2003, Concurrent recognized $25,000 of stock compensation expense for the issuance of restricted stock awards. There is no other expense recognized in the reported net loss in fiscal 2003 for stock options issued. For fiscal years 2002 and 2001, there is no stock-based employee compensation reflected in reported net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the grant date.

     In accordance with SFAS Statement No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-An amendment of FASB Statement No. 123" ("SFAS 148"), the following table illustrates the effect on net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provisions of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to stock-based employee compensation:

                                                                  YEAR ENDED JUNE 30,
                                                              2003       2002      2001
                                                            ---------  --------  ---------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  Net income (loss) as reported                             $(24,552)  $ 4,383   $ (6,189)

    Deduct: Total stock-based employee compensation
      expense determined under the fair value method, net
      of related taxes                                        (6,458)   (9,613)    (7,870)
                                                            ---------  --------  ---------

    Pro forma net loss                                      $(31,010)  $(5,230)  $(14,059)
                                                            =========  ========  =========

Earnings (loss) per share:

    Basic- as reported                                      $  (0.40)  $  0.07   $  (0.11)
                                                            =========  ========  =========

    Basic-pro forma                                         $  (0.50)  $ (0.09)  $  (0.26)
                                                            =========  ========  =========

    Diluted-as reported                                     $  (0.40)  $  0.07   $  (0.11)
                                                            =========  ========  =========

    Diluted-pro forma                                       $  (0.50)  $ (0.09)  $  (0.26)
                                                            =========  ========  =========

Refer to note 15 for assumptions used in calculation of fair value.

  Segment  Information

     Concurrent reports its operating results separately for both its Xstreme division and its Integrated Solutions division in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

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

                         CONCURRENT COMPUTER CORPORATION

Accumulated other comprehensive income (loss) consists of the following components :

                                   FOREIGN CURRENCY                      ACCUMULATED OTHER
                                      TRANSLATION          MINIMUM         COMPREHENSIVE
                                      ADJUSTMENTS     PENSION LIABILITY    INCOME (LOSS)
                                   -----------------  -----------------  ---------------
                                                    (DOLLARS IN THOUSANDS)

Balance at June 30, 2000           $         (1,032)  $              -   $       (1,032)
Other Comprehensive loss                       (967)            (2,803)          (3,770)
                                   -----------------  -----------------  ---------------
Balance at June 30, 2001                     (1,999)            (2,803)          (4,802)
Other Comprehensive income (loss)               513             (1,599)          (1,086)
                                   -----------------  -----------------  ---------------
Balance at June 30, 2002                     (1,486)            (4,402)          (5,888)
Other Comprehensive income (loss)               915             (3,025)          (2,110)
                                   -----------------  -----------------  ---------------
Balance at June 30, 2003           $           (571)  $         (7,427)  $       (7,998)
                                   =================  =================  ===============

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

  Reclassifications

     Certain prior years' amounts have been reclassified to conform to the current year's presentation.

3.   INVESTMENTS IN AND RECEIVABLE FROM MINORITY OWNED COMPANIES

     In March 2002, Concurrent purchased a 14.4% equity ownership interest in Thirdspace Living Limited ("Thirdspace"). Thirdspace is a closely held United Kingdom global software services corporation that offered interactive and on-demand television solutions for DSL (digital subscriber line) and other broadband networks. Concurrent invested cash of $4 million and issued 291,461 shares of its common stock (valued at $10.29 per share) in exchange for 1,220,601 series C shares of Thirdspace, giving Concurrent a 14.4% ownership interest in all shares outstanding as of the investment date. As part of this transaction, Concurrent capitalized approximately $300,000 in various transaction costs and as a result, the total equity investment in Thirdspace was $7.3 million. The resale of the 291,461 shares was registered under a resale registration statement filed with the Securities and Exchange Commission and declared effective on June 20, 2002. As of December 31, 2002, Thirdspace had sold all of these shares. In exchange for its investment, Concurrent also received a warrant for 400,000 series C shares of Thirdspace. The warrant became exercisable on December 19, 2002. If the fair market value of the warrant on the date of exercise is less than $5.73 per share, then the exercise price will be the then current fair market value. If the fair market value of the warrant on the date of exercise is equal to or greater than $5.73 per share, then the exercise price will be the greater of $5.73 or 85% of the then current fair market value. This investment was accounted for under the cost method of accounting.

     In addition to the equity investment, Concurrent also loaned Thirdspace $6 million in exchange for two $3 million long-term convertible notes receivable, bearing interest at 8% annually, with interest payments first due December 31, 2002, and semi-annually, thereafter. The notes were convertible into Series C shares of Thirdspace, at the option of Concurrent, beginning six months after issuance (March 19, 2002 and September 3, 2002,

                         CONCURRENT COMPUTER CORPORATION
respectively) and may be converted at any time prior to 48 months after the issuance of the notes. The notes are convertible based on the then fair market value of the common stock. The first and second notes became convertible on September 19, 2002 and March 3, 2003, respectively. Concurrent had a security interest in all of Thirdspace's assets and in May 2003, Concurrent agreed to relinquish its security interest in the intellectual property of Thirdspace in return for proceeds received in conjunction with the sale of certain of Thirdspace's assets in preparation for full liquidation of Thirdspace; however, Concurrent remains a secured party in all other assets retained by Thirdspace.

     In fiscal 2003, Concurrent recorded a $13.0 million net impairment charge due to an other than temporary decline in the market value of the investment in Thirdspace, which included a $6.1 million charge for the write-off of two $3 million notes receivable and related accrued interest. The impairment of the investment and write-off of the related notes receivable and accrued interest was based upon Thirdspace's deteriorating financial condition and actual performance relative to expected performance, the status of Thirdspace's capital raising initiatives, the market conditions of the telecommunications sector, the uncertainty of the collectibility of the notes, the state of the overall economy and the reduced market value of Thirdspace. In May 2003, Thirdspace sold the majority of its assets to a third party. As a result of the sale of these certain assets, Concurrent received $471,000 in proceeds, net of legal costs of $75,000, and an additional $275,000 was placed in escrow for the benefit of Concurrent, pending resolution of certain outstanding items. In return for these proceeds, Concurrent relinquished its security interest in the intellectual assets of Thirdspace; however, Concurrent still remains a secured party to all other assets retained by Thirdspace. Although Thirdspace is currently in liquidation proceedings, it is not possible at this time to determine the amount or timing of receipt of any additional proceeds, including the $275,000 in escrow, as part of the liquidation process. The net proceeds received to date of $471,000 are recorded as a reduction to the impairment loss, which is recorded in the line item Impairment loss on minority investment in the Consolidated Statements of Operations. The value of the equity investment and notes receivable and accrued interest were reduced to zero as of the third quarter of fiscal 2003 and remain at zero on the June 30, 2003 Consolidated Balance Sheets, and any further receipt of proceeds as part of the liquidation of Thirdspace will be recorded as a reduction to the impairment loss in the line item Impairment loss on minority investment in the Consolidated Statements of Operations. As of June 30, 2003, Concurrent does not have any further funding requirements or commitments related to these transactions with Thirdspace and Concurrent also believes that the Thirdspace warrants have no value.

     In April 2002, Concurrent invested cash of $500,000 in Everstream Holdings, Inc. ("Everstream") in exchange for 480,770 shares of Series C Preferred stock giving Concurrent a 4.9% ownership interest. Everstream is a privately held company specializing in broadband advertising systems, software, infrastructure and related integration services. Concurrent is accounting for its investment in the Series C Preferred stock of Everstream using the cost method, as Concurrent does not believe it exercises significant influence on Everstream. This investment is reviewed quarterly for impairment, and as of June 30, 2003, there has been no impairment of the Everstream investment.

     All of Concurrent's equity investments and related notes receivable are reviewed for impairment on a quarterly basis in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" and SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", respectively.

     During fiscal year 2003 and 2002, Concurrent purchased $50,000 and $90,000, respectively, of equipment from Thirdspace. During fiscal year 2003 and 2002, Concurrent sold equipment of $90,000 and $0 to Thirdspace, respectively.

     In the ordinary course of business, Concurrent sells equipment to Everstream and purchases consulting services from Everstream. During fiscal year 2003 and 2002, Concurrent sold $0 and $49,000, respectively, of equipment to Everstream and purchased $910,000 and $75,000, respectively, of consulting services from Everstream.

                         CONCURRENT COMPUTER CORPORATION

4.   PRIVATE  PLACEMENT

     In July 2001, Concurrent issued 5,400,000 shares of Common Stock in a private placement. The net proceeds from the private placement were approximately $24.0 million. The resale of the shares was registered under a resale registration statement filed with the Securities and Exchange Commission and declared effective on July 19, 2001.

5.   RESTRUCTURING  CHARGE

     During the fourth quarter of fiscal 2003, the Board of Directors approved a Restructuring Plan. The Restructuring Plan includes certain initiatives designed to realign the company's resources in order to focus on more strategic and immediate growth opportunities and to align the company's cost structure with revenue projections. The decision to implement the initiatives under the Restructuring Plan was due to certain economic and geographic circumstances in the Integrated Solutions and Xstreme divisions and the state of the overall global economic environment. As part of the Restructuring Plan, the following actions were initiated, resulting in a total restructuring charge of $1.6 million recorded in the fourth quarter of fiscal 2003:

     - Terminated 33 employees, or approximately 7% of Concurrent's current global workforce in both the Integrated Solutions and Xstreme divisions, and as a result, recorded a charge of $1.1 million related to severance and other employee termination costs.
     - Reduced office space in certain international facilities in France and Japan, and as a result, recorded a charge of $0.3 million for estimated lease cancellation costs, write-off of leasehold improvements and facility restoration costs, all net of estimated sub-lease rental income.
     - Recorded charges for other restructuring costs of $0.2 million related to the write-off of certain assets that were impaired as a result of the restructuring initiatives.

     This Restructuring Plan was accounted for and recorded in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," and SFAS No. 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets", and other related interpretative guidance. Concurrent adopted the provisions of SFAS No. 146, which is effective for transactions initiated after December 31, 2002.

Restructuring related reserves are summarized as follows (in thousands):

                         TOTAL                                  RESTRUCTURING
                     RESTRUCTURING      NON-CASH       CASH       RESERVE AT
                        CHARGES         CHARGES      PAYMENTS   JUNE 30, 2003
Workforce reduction  $        1,057  $            -  $     191  $          866
Lease terminations              319              72         49             198
Other                           227             202          -              25
                     --------------  --------------  ---------  --------------
  TOTAL              $        1,603  $          274  $     240  $        1,089
                     ==============  ==============  =========  ==============

Restructuring related charges for each division are summarized as follows (in thousands):

                                                    LEASE                      TOTAL
                                  WORKFORCE      TERMINATION                RESTRUCTURING
                               REDUCTION COSTS      COSTS          OTHER       CHARGE
Integrated Solutions division  $            713  $        257  $           23  $   993
Xstreme division                            344            62             204      610
                               ----------------  ------------  --------------  -------
  TOTAL                        $          1,057  $        319  $          227  $ 1,603
                               ================  ============  ==============  =======

                         CONCURRENT COMPUTER CORPORATION

Domestic and international restructuring related charges are summarized as follows (in thousands):

                                    LEASE                       TOTAL
                  WORKFORCE      TERMINATION                RESTRUCTURING
               REDUCTION COSTS      COSTS          OTHER       CHARGE
Domestic       $            385  $          -  $           52  $   437
International               672           319             175    1,166
               ----------------  ------------  --------------  -------
  TOTAL        $          1,057  $        319  $          227  $ 1,603
               ================  ============  ==============  =======

     The $1.1 million accrued liability is recorded in the Consolidated Balance Sheets under Accounts payable and accrued expenses and the $1.6 million of expense is recorded in the Consolidated Statements of Operations under Restructuring charge.

     All activities under the Restructuring Plan and all cash payments are expected to be complete by the end of fiscal 2004.

6.   DISSOLUTION  OF  SUBSIDIARIES

     During the year ended June 30, 2002, Concurrent made the decision to dissolve its Belgium subsidiary, Concurrent Computer Belgium B.V./S.A. ("CCUR Belgium") and its Singapore subsidiary, Concurrent Computer Far East Pte. Ltd. ("CCUR Singapore"). In connection with the decision to dissolve these subsidiaries, Concurrent recorded a charge of $217,000 for the write-off of the cumulative translation adjustment, the termination of an employee and other miscellaneous costs. The charge was recorded as an operating expense in the Consolidated Statements of Operations for the year ended June 30, 2002. The final dissolution of CCUR Belgium and CCUR Singapore was complete as of June 30, 2003. During fiscal 2003, Concurrent made total cash payments of $156,000 related to the dissolution of CCUR Belgium and CCUR Singapore. The remaining reserve of $49,000 was not necessary and therefore was reversed and as a result there is no reserve recorded for the dissolution of either subsidiary as of June 30, 2003. During fiscal year 2002, Concurrent made cash payments of $7,000 and had a remaining accrual of $205,000 at June 30, 2002.

7.   INVENTORIES

     Inventories  consist  of  the  following:

                                                      JUNE 30,
                                               ---------------------
                                                   2003       2002
                                               -----------  --------
                                              (DOLLARS IN THOUSANDS)

     Raw materials, net                        $     5,933    $5,030
     Work-in-process                                 1,024     1,633
     Finished goods                                    217       159
                                               -----------  --------
                                               $     7,174    $6,822
                                               ===========  ========


     At June 30, 2003 and 2002, some portion of Concurrent's inventory was in excess of the current requirements based upon the planned level of sales for future years. Accordingly, Concurrent had inventory valuation allowances for raw materials of $3.0 million and $3.3 million to reduce the value of the inventory to its estimated net realizable value at June 30, 2003 and 2002, respectively.

                         CONCURRENT COMPUTER CORPORATION

8.   PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment consists of the following:

                                                         JUNE 30,
                                                   --------------------
                                                     2003       2002
                                                   ---------  ---------
                                                  (DOLLARS IN THOUSANDS)

Leasehold improvements                             $  3,032   $  2,527
Machinery, equipment and customer support spares     35,076     33,228
                                                   ---------  ---------
                                                     38,108     35,755
Less: Accumulated depreciation                      (26,246)   (25,059)
                                                   ---------  ---------
                                                   $ 11,862   $ 10,696
                                                   =========  =========

     For the years ended June 30, 2003, 2002 and 2001, depreciation and amortization expense for property, plant and equipment amounted to $4,590,000, $4,685,000 and $4,386,000, respectively.

9.   GOODWILL  AND  OTHER  INTANGIBLES

     In accordance with SFAS 142, Concurrent discontinued the amortization of goodwill effective July 1, 2001 and began testing goodwill for impairment at least annually as required by SFAS 142. The impairment test has been performed for fiscal years 2003, 2002, and 2001, and there has not been any impairment charge as a result of these assessments. The goodwill for all years presented relates to the Xstreme division and no amortization expense has been recorded for fiscal years 2003 and 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization is as follows:

                                                     YEAR ENDED JUNE 30,
                                                ----------------------------
                                                  2003      2002      2001
                                                ---------  -------  --------
                                                   (DOLLARS IN THOUSANDS,
                                                  EXCEPT PER SHARE AMOUNTS)

Reported net income (loss)                      $(24,552)  $ 4,383  $(6,189)
  Add:  Goodwill amortization                          -         -    1,281
                                                ---------  -------  --------
Adjusted net income (loss)                      $(24,552)  $ 4,383  $(4,908)
                                                =========  =======  ========

Basic income (loss) per share:
Reported net income (loss)                      $  (0.40)  $  0.07  $ (0.11)
  Goodwill amortization                                -         -     0.02
                                                ---------  -------  --------
Adjusted net income (loss)                      $  (0.40)  $  0.07  $ (0.09)
                                                =========  =======  ========

Diluted income (loss) per share:
Reported net income (loss)                      $  (0.40)  $  0.07  $ (0.11)
  Goodwill amortization                                -         -     0.02
                                                ---------  -------  --------
Adjusted net income (loss)                      $  (0.40)  $  0.07  $ (0.09)
                                                =========  =======  ========

Weighted average shares outstanding - basic       61,944    60,997   54,683
                                                =========  =======  ========
Weighted average shares outstanding - diluted     61,944    64,088   54,683
                                                =========  =======  ========

     The goodwill balance as of June 30, 2003 and 2002 is $10.7 million. There have been no additions or

                         CONCURRENT COMPUTER CORPORATION
impairment charges to the goodwill balance, and there has been no amortization of goodwill as required under SFAS 142 for the years ended June 30, 2003 and 2002. Therefore, there have been no changes in the goodwill balance as of June 30, 2003 and 2002. All of the goodwill on the Consolidated Balance Sheets as of June 30, 2003 and 2002 is allocated to the Xstreme division.

     A summary of Concurrent's other intangible assets is as follows (in thousands):

                                                        INTANGIBLE ASSETS
                                ----------------------------------------------------------------
                                      AS OF JUNE 30, 2003               AS OF JUNE 30, 2002
                                -------------------------------  -------------------------------
                                GROSS CARRYING    ACCUMULATED    GROSS CARRYING    ACCUMULATED
                                    AMOUNT        AMORTIZATION       AMOUNT        AMORTIZATION
                                ---------------  --------------  ---------------  --------------
AMORTIZED INTANGIBLE ASSETS
  Purchased developed software  $         1,773  $        (570)  $         1,773  $        (380)
  Other                                     311           (311)              311           (267)
                                ---------------  --------------  ---------------  --------------
     Total                      $         2,084  $        (881)  $         2,084  $        (647)
                                ===============  ==============  ===============  ==============

The aggregate amortization expense for the years ended June 30, 2003, 2002, and 2001 was $234,000, $323,000, and $323,000, respectively. The estimated amortization expense for the next five fiscal years for intangible assets is $190,000 for each year. The amortizable assets lives ranges from 3-10 years.

     Concurrent does not have any other unamortized intangible assets.

10.  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                          JUNE 30,
                                     ----------------
                                      2003     2002
                                     -------  -------
                                  (DOLLARS IN THOUSANDS)

Accounts payable, trade              $ 4,138  $ 5,351
Accrued payroll, vacation and
  other employee expenses              4,760    5,872
Warranty accrual                       2,131    2,272
Restructuring reserve                  1,089        -
Other accrued expenses                 2,526    2,019
                                     -------  -------
                                     $14,644  $15,514
                                     =======  =======

                         CONCURRENT COMPUTER CORPORATION

Our estimate of warranty obligations is based on historical experience and expectation of future conditions. The changes in the warranty accrual during fiscal 2003 and 2002 consist of the following (in thousands):

     Balance at June 30, 2001               $  977
     Charged to costs and expenses           1,918
     Deductions                               (623)
                                            -------
     Balance at June 30, 2002                2,272
     Charged to costs and expenses             267
     Deductions                               (408)
                                            -------
     Balance at June 30, 2003               $2,131
                                            =======

11.  REVOLVING  CREDIT  FACILITY

     Concurrent had a revolving credit facility with a bank that expired on December 31, 2002 and which provided for borrowings of up to $5 million. Concurrent did not renew this credit facility and there were no borrowings outstanding as of and for the year ended June 30, 2003.

12.  INCOME  TAXES

     The domestic and foreign components of income (loss) before provision for income taxes are as follows:

                                    YEAR ENDED JUNE 30,
                              -----------------------------
                                2003       2002      2001
                              ---------  --------  --------
                                  (DOLLARS IN THOUSANDS)

United States                 $(18,374)  $ 6,297   $(5,222)
Foreign                         (5,589)   (1,914)     (367)
                              ---------  --------  --------
                              $(23,963)  $ 4,383   $(5,589)
                              =========  ========  ========

     The components of the provision for income taxes are as follows:

                               YEAR ENDED JUNE 30,
                              --------------------
                              2003    2002   2001
                              -----  ------  -----
                             (DOLLARS IN THOUSANDS)

Current:
  Federal                     $   -  $   -   $   -
  State                          17      -       -
  Foreign (credit)              572   (338)    600
                              -----  ------  -----
    Total                       589   (338)    600
                              -----  ------  -----

Deferred:
  Federal                         -      -       -
  Foreign                         -    338       -
                              -----  ------  -----
    Total                         -    338       -
                              -----  ------  -----

Total                         $ 589  $   -   $ 600
                              =====  ======  =====

                         CONCURRENT COMPUTER CORPORATION

     In May 2003, Concurrent reached a negotiated settlement with the Greek Tax Authorities relating to a 1993 through 1995 audit of the company's Greek subsidiary, which was sold in December of 1995. The amount of the settlement was $390,000 and is included in the current foreign provision of $572,000.

     A reconciliation of the income tax (benefit) expense computed using the Federal statutory income tax rate to Concurrent's provision for income taxes is as follows:

                                               YEAR ENDED JUNE 30,
                                          -----------------------------
                                            2003       2002      2001
                                          ---------  --------  --------
                                              (DOLLARS IN THOUSANDS)

Income (loss) before provision for
  income taxes                            $(23,963)  $ 4,383   $(5,589)
                                          ---------  --------  --------
Tax (benefit) at Federal statutory rate     (8,147)    1,490    (1,899)
Change in valuation allowance                8,980    (3,733)   (2,264)
Other permanent differences, net              (244)    2,243     4,763
                                          ---------  --------  --------
Provision for income taxes                $    589   $     -   $   600
                                          =========  ========  ========

As of June 30, 2003 and 2002, Concurrent's deferred tax assets and liabilities were comprised of the following:

                                                                JUNE 30,
                                                          --------------------
                                                            2003       2002
                                                          ---------  ---------
                                                         (DOLLARS IN THOUSANDS)

Gross deferred tax assets related to:
  U.S. and foreign net operating loss carryforwards       $ 73,116   $ 70,621
  Book and tax basis differences for reporting purposes        177        158
  Other reserves                                             5,485      4,580
  Accrued compensation                                         620        531
  Impairment loss on minority investment                     4,861          -
  Other                                                      3,311      2,171
                                                          ---------  ---------
    Total gross deferred tax assets                         87,570     78,061
Valuation allowance                                        (84,823)   (76,104)
                                                          ---------  ---------
    Total deferred tax asset                                 2,747      1,957

Gross deferred tax liabilities related to
  property and equipment/other                               2,107      1,634
                                                          ---------  ---------
    Total gross deferred tax liability                       2,107      1,634
                                                          ---------  ---------

    Deferred income taxes                                 $    640   $    323
                                                          =========  =========

     As of June 30, 2003, Concurrent has U.S. Federal Tax net operating loss carryforwards of approximately $171 million for income tax purposes which expire at various dates through 2021. Any future benefits attributable to the U.S. Federal net operating loss carryforwards which originated prior to Concurrent's quasi-reorganization in November, 1991 are accounted for through adjustments to the capital in excess of par value. Approximately $55

                         CONCURRENT COMPUTER CORPORATION
million of the net operating loss carryforwards originated prior to Concurrent's quasi-reorganization in 1991.

     Under Section 382 of the Internal Revenue Code, future benefits attributable to the net operating loss carryforwards and tax credits which originated prior to Concurrent's quasi-reorganization are limited to $1.0 million per year. Tax net operating losses in the amount of approximately $5 million that originated subsequent to Concurrent's quasi-reorganization through the date of Concurrent's July, 1993 comprehensive refinancing ("1993 Refinancing") are limited to approximately $1.9 million per year. To the extent that the unused tax net operating loss carryforwards can not be used in a given year, whether limited or not, the unused amount can be carried forward and used in future years until they expire.

     The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options increased the federal net operating loss carryforward by approximately $177,000 and $3.5 million for the years ended June 30, 2003 and 2002, respectively. Such benefits will be recorded as an increase to additional paid-in capital when realized.

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

     The valuation allowance for deferred tax assets as of June 30, 2003 and 2002 was approximately $85 million and $76 million, respectively. The net change in the total valuation allowance for the year ended June 30, 2003 was an increase of approximately $8.7 million. The net increase in the total valuation allowance for the year ended June 30, 2002 was approximately $1.3 million and the net increase in the total valuation allowance for the year ended June 30, 2001 was approximately $2.8 million. In assessing the realizability of deferred tax assets, Concurrent considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As such, the deferred tax assets have been reduced by the valuation allowance since Concurrent considers it more likely than not that these deferred tax assets will not be realized.

13.  PENSIONS  AND  OTHER  POSTRETIREMENT  BENEFITS

     Concurrent maintains a retirement savings plan (the "Plan") available to U.S. employees which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. Concurrent may make a discretionary matching contribution up to 100% of the first 6% of employees' contributions. For the years ended June 30, 2003, 2002 and 2001, Concurrent matched 100% of the employees' Plan contributions up to 6%.

     Concurrent's matching contributions under the Plan are as follows:

                               2003    2002    2001
                              ------  ------  ------
                              (DOLLARS IN THOUSANDS)

Matching Contribution         $1,424  $1,243  $1,120

                         CONCURRENT COMPUTER CORPORATION

     Certain foreign subsidiaries of Concurrent maintain pension plans for their employees which conform to the common practice in their respective countries. The related changes in benefit obligation and plan assets and the amounts recognized in the consolidated balance sheets are presented in the following tables:

     Reconciliation  of  Funded  Status
     ----------------------------------

                                                                  JUNE 30,
                                                             ------------------
                                                               2003      2002
                                                             --------  --------
                                                           (DOLLARS IN THOUSANDS)

     Change in benefit obligation:
     Benefit obligation at beginning of year                 $16,987   $15,361
     Service cost                                                303       276
     Interest cost                                             1,036       909
     Plan participants' contributions                             56        49
     Actuarial loss (gain)                                     1,632      (486)
     Foreign currency exchange rate change                     1,677     1,493
     Benefits paid                                              (190)     (615)
                                                             --------  --------
     Benefit obligation at end of year                       $21,501   $16,987
                                                             ========  ========

     Change in plan assets:
     Fair value of plan assets at beginning of year          $12,001   $12,426
     Actual return on plan assets                               (550)   (1,268)
     Employer contributions                                      394       323
     Plan participants' contributions                             56        49
     Benefits paid                                              (157)     (586)
     Foreign currency exchange rate change                     1,145     1,057
                                                             --------  --------
     Fair value of plan assets at end of year                $12,889   $12,001
                                                             ========  ========

     Funded status                                           $(8,612)  $(4,986)
     Unrecognized actuarial loss                               7,518     4,441
     Unrecognized prior service cost                             190       199
     Unrecognized net transition liability (asset)                69       (13)
                                                             --------  --------
     Net amount recognized                                   $  (835)  $  (359)
                                                             ========  ========

     Amounts Recognized in the Consolidated Balance Sheets
     -----------------------------------------------------

                                                                  JUNE 30,
                                                             ------------------
                                                               2003      2002
                                                             --------  --------
                                                           (DOLLARS IN THOUSANDS)

     Accrued pension cost, net                               $(8,452)  $(4,960)
     Intangible asset                                            190       199
     Accumulated other comprehensive loss                      7,427     4,402
                                                             --------  --------
     Net amount recognized                                   $  (835)  $  (359)
                                                             ========  ========

                         CONCURRENT COMPUTER CORPORATION

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $21.5 million, $20.7 million and $12.9 million, respectively, as of June 30, 2003, and $17.0 million, $16.3 million and $12.0 million, respectively, as of June 30, 2002.

     Plan assets are comprised primarily of investments in managed funds consisting of common stock, money market and real estate investments.

     The assumptions used to measure the present value of benefit obligations and net periodic benefit cost are shown in the following table:

Significant  Assumptions
------------------------

                                                   JUNE 30,
                                ----------------------------------------------
                                     2003            2002            2001
                                --------------  --------------  --------------

Discount rate                   5.25% to 5.50%  5.75% to 6.25%  6.00% to 6.25%
Expected return on plan assets       6.00%      5.75% to 6.00%  5.75% to 6.00%
Compensation increase rate      1.00% to 4.25%  3.50% to 4.25%  3.50% to 4.50%


Components of Net Periodic Benefit Cost
---------------------------------------

                                                           YEAR ENDED JUNE 30,
                                                         -----------------------
                                                          2003     2002    2001
                                                         -------  ------  ------
                                                          (DOLLARS IN THOUSANDS)

Service cost                                             $  303   $ 276   $ 281
Interest cost                                             1,036     909     837
Expected return on plan assets                             (737)   (750)   (839)
Amortization of unrecognized net transition obligation      (67)    (63)    (63)
Amortization of unrecognized prior service benefit           24      22      22
Recognized actuarial loss                                   188      71     (30)
                                                         -------  ------  ------
Net periodic benefit cost                                $  747   $ 465   $ 208
                                                         =======  ======  ======

14.  SEGMENT  INFORMATION

     For the years ended June 30, 2003, 2002 and 2001, Concurrent operated its business in two divisions: Integrated Solutions (formerly the Real-Time division) and Xstreme, in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Concurrent's Integrated Solutions division is a leading provider of high-performance, real-time computer systems, solutions and software for commercial and government markets focusing on strategic market areas that include hardware-in-the-loop and man-in-the-loop simulation, data acquisition, industrial systems, and software and embedded applications. Concurrent's Xstreme division is a leading supplier of digital video server systems primarily to the broadband cable television market. Shared expenses are primarily allocated based on either revenues or headcount. There were no material intersegment sales or transfers. For the year ended June 30, 2003, one customer accounted for approximately 34% of total real-time revenue and four customers accounted for approximately 32%, 20%, 14%, and 14% of total VOD revenue, respectively. For the year ended June 30, 2002, one customer accounted for approximately 25% of the total real-time revenue and two customers accounted for approximately 57% and 24% of the total VOD revenue, respectively. For the year ended June 30, 2001, one customer accounted for approximately 12% of real-time revenue and three customers accounted for approximately 38%, 34% and 12% of VOD revenue, respectively. There were no other customers in fiscal years 2003, 2002 and 2001 that accounted for more than 10%

                         CONCURRENT COMPUTER CORPORATION
of  revenue  for  either division. The following summarizes the operating income
(loss) by segment for the years ended June 30, 2003, 2002 and 2001, respectively. Corporate costs include costs related to the offices of the Chief Executive Officer, Chief Financial Officer, General Counsel, Investor Relations, Human Resources and other administrative costs including annual audit and tax fees, board of director fees and similar costs.

                                          YEAR ENDED JUNE 30, 2003
                               ----------------------------------------------
                               INTEGRATED
                                SOLUTIONS    XSTREME    CORPORATE     TOTAL
                               -----------  ---------  -----------  ---------
                                           (DOLLARS IN THOUSANDS)

Revenues:
  Product sales                $    19,417  $ 35,039   $        -   $ 54,456
  Service                           17,474     3,523            -     20,997
                               -----------  ---------  -----------  ---------
     Total                          36,891    38,562            -     75,453

Cost of sales:
  Product sales                      7,817    17,851            -     25,668
  Service                           10,402     2,960            -     13,362
                               -----------  ---------  -----------  ---------
     Total                          18,219    20,811            -     39,030
                               -----------  ---------  -----------  ---------

Gross margin                        18,672    17,751            -     36,423

Operating expenses
  Sales and marketing                7,564     9,918          599     18,081
  Research and development           5,343    13,432            -     18,775
  General and administrative         1,738     2,008        5,647      9,393
  Restructuring charge                 993       610            -      1,603
                               -----------  ---------  -----------  ---------
    Total operating expenses        15,638    25,968        6,246     47,852
                               -----------  ---------  -----------  ---------

Operating income (loss)        $     3,034  $ (8,217)  $   (6,246)  $(11,429)
                               ===========  =========  ===========  =========

                         CONCURRENT COMPUTER CORPORATION

                                           YEAR ENDED JUNE 30, 2002
                               -----------------------------------------------
                               INTEGRATED
                                SOLUTIONS     XSTREME     CORPORATE    TOTAL
                               -----------  -----------  -----------  --------
                                            (DOLLARS IN THOUSANDS)

Revenues:
  Product sales                $    21,601  $   46,900   $        -   $68,501
  Service                           19,807       1,061            -    20,868
                               -----------  -----------  -----------  --------
     Total                          41,408      47,961            -    89,369

Cost of sales:
  Product sales                      8,586      22,555            -    31,141
  Service                           11,588       2,074            -    13,662
                               -----------  -----------  -----------  --------
     Total                          20,174      24,629            -    44,803
                               -----------  -----------  -----------  --------

Gross margin                        21,234      23,332            -    44,566

Operating expenses
  Sales and marketing                6,877       9,521          586    16,984
  Research and development           5,409       9,882            -    15,291
  General and administrative         1,500       1,795        5,317     8,612
                               -----------  -----------  -----------  --------
    Total operating expenses        13,786      21,198        5,903    40,887
                               -----------  -----------  -----------  --------

Operating income (loss)        $     7,448  $    2,134   $   (5,903)  $ 3,679
                               ===========  ===========  ===========  ========

                                           YEAR ENDED JUNE 30, 2001
                               -----------------------------------------------
                               INTEGRATED
                                SOLUTIONS     XSTREME     CORPORATE    TOTAL
                               -----------  -----------  -----------  --------
                                            (DOLLARS IN THOUSANDS)

Revenues:
  Product sales                $    25,740  $   23,814   $        -   $49,554
  Service                           23,267           -            -    23,267
                               -----------  -----------  -----------  --------
     Total                          49,007      23,814            -    72,821

Cost of sales:
  Product sales                     14,102      13,091            -    27,193
  Service                           12,608           -            -    12,608
                               -----------  -----------  -----------  --------
     Total                          26,710      13,091            -    39,801
                               -----------  -----------  -----------  --------

Gross margin                        22,297      10,723            -    33,020

Operating expenses
  Sales and marketing                7,548       8,007          557    16,112
  Research and development           3,493       8,086            -    11,579
  General and administrative         1,748       2,635        6,537    10,920
                               -----------  -----------  -----------  --------
    Total operating expenses        12,789      18,728        7,094    38,611
                               -----------  -----------  -----------  --------

Operating income (loss)        $     9,508  $   (8,005)  $   (7,094)  $(5,591)
                               ===========  ===========  ===========  ========

                         CONCURRENT COMPUTER CORPORATION

     Summarized financial information for fiscal year 2003, 2002 and 2001, respectively, is as follows:

                                                 AS OF AND FOR THE YEAR ENDED JUNE 30, 2003
                                               ----------------------------------------------
                                               INTEGRATED
                                                SOLUTIONS    XSTREME    CORPORATE     TOTAL
                                               -----------  ---------  -----------  ---------
                                                           (DOLLARS IN THOUSANDS)

Net sales                                      $    36,891  $ 38,562   $        -   $ 75,453
Operating income (loss)                        $     3,034  $ (8,217)  $   (6,246)  $(11,429)
Identifiable assets                            $    15,725  $ 35,229   $   26,885   $ 77,839
Depreciation and amortization                  $     1,517  $  2,955   $      352   $  4,824
Capital expenditures                           $       704  $  4,365   $      526   $  5,595


                                                 AS OF AND FOR THE YEAR ENDED JUNE 30, 2002
                                               ----------------------------------------------
                                               INTEGRATED
                                                SOLUTIONS    XSTREME    CORPORATE     TOTAL
                                               -----------  ---------  -----------  ---------
                                                           (DOLLARS IN THOUSANDS)

Net sales                                      $    41,408  $ 47,961   $        -   $ 89,369
Operating income (loss)                        $     7,448  $  2,134   $   (5,903)  $  3,679
Identifiable assets                            $    18,415  $ 54,198   $   26,075   $ 98,688
Depreciation and amortization                  $     2,289  $  2,409   $      310   $  5,008
Capital expenditures                           $     1,332  $  3,122   $       68   $  4,522


                                                 AS OF AND FOR THE YEAR ENDED JUNE 30, 2001
                                               ----------------------------------------------
                                               INTEGRATED
                                                SOLUTIONS    XSTREME    CORPORATE     TOTAL
                                               -----------  ---------  -----------  ---------
                                                           (DOLLARS IN THOUSANDS)

Net sales                                      $    49,007  $ 23,814   $        -   $ 72,821
Operating income (loss)                        $     9,508  $ (8,005)  $   (7,094)  $ (5,591)
Identifiable assets                            $    19,179  $ 31,880   $    5,993   $ 57,052
Depreciation and amortization                  $     2,631  $  2,746   $      618   $  5,995
Capital expenditures                           $       978  $  2,536   $      247   $  3,761

15.  EMPLOYEE  STOCK  PLANS

     Concurrent has Stock Option Plans providing for the grant of incentive stock options to employees and non-qualified stock options to employees and non-employee directors. The Stock Option Plans are administered by the Compensation Committee. Under the plans, the Compensation Committee may award, in addition to stock options, shares of Common Stock on a restricted basis. The plan also specifically provides for stock appreciation rights and authorizes the Compensation Committee to provide, either at the time of the grant of an option or otherwise, that the option may be cashed out upon terms and conditions to be determined by the Committee or the Board.

     In April 2003, the Compensation Committee approved the issuance of 283,468 restricted shares of common stock to certain executives. The restrictions lapse 25% a year over a four year period as of the date of issuance. The fair value of the restricted shares at the date of grant was $600,952 and was initially recorded as unearned compensation as a component of equity, which will be expensed over the period during which the restrictions lapse. Concurrent recorded compensation expense of $25,000 for the year ended June 30, 2003, which is recorded in the Consolidated Statements of Operations as an operating expense. For fiscal years 2002 and 2001, there was no

                         CONCURRENT COMPUTER CORPORATION
restricted stock granted or outstanding. Options issued under the Stock Option Plans generally vest over four years and are exercisable for ten years from the grant date. The Company's 2001 Stock Option Plan became effective November 1, 2001 and replaced the 1991 Restated Stock Option Plan that expired on January 31, 2002. As of November 1, 2001 there were no options for shares of Common Stock available for future grant under the 1991 Restated Stock Option Plan. The 2001 Stock Option Plan terminates on October 31, 2011. Stockholders have authorized the issuance of up to 15,825,000 shares under these plans and at June 30, 2003 and 2002 there were 1,133,925 and 1,919,000 shares available for future grants, respectively.

     Changes in options outstanding under the plan during the years ended June 30, 2003, 2002, and 2001 are as follows:

                                           2003                    2002                 2001
                                  -----------------------  --------------------  -------------------
                                                WEIGHTED                WEIGHTED             WEIGHTED
                                                AVERAGE                 AVERAGE              AVERAGE
                                                EXERCISE                EXERCISE             EXERCISE
                                    SHARES       PRICE        SHARES     PRICE     SHARES     PRICE
                                  -----------  ----------  ------------  ------  -----------  ------
Outstanding at beginning of year   5,803,144   $     7.11    5,388,161   $ 6.00   5,681,521   $ 4.28
Granted                              530,815   $     2.22    1,750,000   $ 8.23   1,049,600   $12.03
Exercised                           (225,228)  $     2.44   (1,105,089)  $ 3.21  (1,140,333)  $ 3.17
Forfeited                           (266,383)  $     5.33     (229,928)  $ 8.35    (202,627)  $ 4.96
                                  -----------              ------------          -----------
Outstanding at year end            5,842,348   $     6.92    5,803,144   $ 7.11   5,388,161   $ 6.00
                                  ===========              ============          ===========

Options exercisable at year end    3,834,886                 3,149,444            2,638,708
                                  ===========              ============          ===========

Weighted average fair value
  of options granted during
  the year                        $     1.87                $     6.91           $    10.37
                                  ===========              ============          ===========

     The weighted-average assumptions used for the years ended June 30, 2003, 2002 and 2001 were: expected dividend yield of 0.0% for all periods; risk-free interest rate of 3.0%, 4.3% and 5.0%, respectively; expected life of 6 years for all periods; and an expected volatility of 111.4%, 108.9%, and 114.6%, respectively.

                         CONCURRENT COMPUTER CORPORATION

     The following table summarizes information about stock options outstanding and exercisable at June 30, 2003:

                             OUTSTANDING OPTIONS               OPTIONS EXERCISABLE
                 ------------------------------------------  ------------------------
                     WEIGHTED
                     AVERAGE                       WEIGHTED                    WEIGHTED
     RANGE OF       REMAINING                      AVERAGE                     AVERAGE
     EXERCISE       CONTRACTUAL                    EXERCISE                    EXERCISE
      PRICES           LIFE    AT JUNE 30, 2003     PRICE    AT JUNE 30, 2003   PRICE
---------------------------------------------------------------------------------------
$0.37 - $0.99           4.18            221,166  $     0.37            221,166  $ 0.37
$1.00 - $1.99           5.49            167,853        1.70            165,990    1.70
$2.00 - $2.99           5.88          1,414,439        2.37          1,010,499    2.45
$3.00 - $3.99           9.33             39,000        3.21              1,000    3.44
$4.00 - $4.99           5.66            298,000        4.41            298,000    4.41
$5.00 - $5.99           7.74            651,499        5.04            342,749    5.04
$6.00 - $6.99           8.73            639,000        6.83            182,750    6.79
$7.00 - $7.99           7.66            158,600        7.11             93,800    7.05
$8.00 - $8.99           6.15            148,290        8.00            147,540    8.00
$9.00 - $9.99           8.07              2,000        9.26                500    9.26
$10.00 - $10.99         6.37            507,833       10.13            506,333   10.12
$11.00 - $11.99         8.09            544,000       11.06            174,709   11.06
$12.00 - $12.99         7.27            822,001       12.38            502,681   12.38
$13.00 - $13.99         6.65             20,000       13.75             20,000   13.75
$14.00 - $14.99         8.41             32,000       14.10              8,000   14.10
$15.00 - $15.99         8.45             10,000       15.92              2,500   15.92
$17.00 - $17.99         7.19             25,000       17.83             16,668   17.83
$18.00 - $18.99         6.90            126,667       18.53            126,667   18.53
$19.00 - $19.99         6.88             15,000       19.48             13,334   19.52
                               ----------------               ----------------
                        6.89          5,842,348  $     6.92          3,834,886   $6.67
                               ================               ================

                         CONCURRENT COMPUTER CORPORATION

16.  ISSUANCE  AND  ACCRUAL  OF  NON-CASH  WARRANTS


     Comcast  Cable  Communications  Inc.  Warrants

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

     Concurrent is also generally obligated to issue new warrants to purchase shares of its Common Stock to Comcast at the end of each quarter through March 31, 2004, based upon specified performance goals which are measured by the number of Comcast basic cable subscribers that have the ability to utilize the VOD service. The incremental number of subscribers that have access to VOD at each quarter end as compared to the prior quarter end multiplied by a specified percentage is the number of additional warrants that were earned during the quarter. These warrants are referred to as the "Performance Warrants". Concurrent issued to Comcast a performance warrant for 4,431 shares on October 9, 2001, exercisable at $6.251 per share over a four-year term, a performance warrant for 52,511 shares on January 15, 2002, exercisable at $15.019 per share over a four-year term, and a performance warrant for 1,502 shares on August 10, 2002, exercisable at $5.707 over a four-year term.

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

     Concurrent is recognizing the value of the Performance Warrants and the Cliff Warrants over the term of the agreement as Comcast purchases additional VOD servers from Concurrent and makes the service available to its customers. Concurrent has recognized $62,000, $398,000, and $433,000 in the Consolidated Statements of Operations for the years ended June 30, 2003, 2002, and 2001, respectively, as a reduction to revenue for the value of the Performance
Warrants  and  Cliff  Warrants  that  have  been  earned.

     The value of the warrants is determined using the Black-Scholes valuation model. The weighted-average assumptions used for the years ended June 30, 2003, 2002, and 2001: expected dividend yield of 0% for all three periods; risk-free interest rate of 2.1%, 3.7% and 5.0%, respectively; expected life of 4 years in all three periods; and an expected volatility of 113%, 117% and 138%, respectively. Concurrent will adjust the value of the earned but unissued warrants on a quarterly basis using the Black-Scholes valuation model until the warrants are actually issued. The value of the new warrants earned and any adjustments in value for warrants previously earned will be determined using the Black-Scholes valuation model and recognized as part of revenue on a quarterly basis.

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

                         CONCURRENT COMPUTER CORPORATION

     Scientific  Atlanta,  Inc.  Warrants

     A five-year definitive agreement was signed on August 17, 1998 with Scientific-Atlanta, Inc. ("SAI") providing for the joint development and marketing of a VOD system to cable network operators. In exchange for SAI's technical and marketing contributions, Concurrent issued warrants for 2 million shares of its Common Stock, exercisable at $5 per share for four years from the date of issuance at which time the warrants expire, if not already exercised, and recorded a charge of $1.6 million representing the fair value of the underlying stock using the Black-Scholes valuation model. The weighted assumptions used were: expected dividend yield 0%, risk-free interest rate of 5.0%, expected life of 4.01years and an expected volatility of 35%. As of June 30, 2003, the warrants had expired unissued.

     The agreement further stipulates that Concurrent is required to issue additional warrants to SAI upon achievement of pre-determined revenue targets. These warrants are to be issued with a strike price of a 15% discount to the then current market price. Concurrent issued warrants to purchase 261,164 shares of its Common Stock on April 1, 2002, exercisable at $7.106 per share over a four-year term. Concurrent has recognized charges of $275,000, $1,825,000 and $398,000 in the Consolidated Statements of Operations for the years ended June 30, 2003, 2002 and 2001, respectively, representing the fair market value of the warrants earned during each year. The value of these warrants could not exceed 5% of applicable revenue and the number of shares related to the warrant were determined using the Black-Scholes valuation model and could not exceed 888,888 shares for every $30 million of revenue from the sale of VOD servers using the SAI platform and the maximum number of additional shares that could be issued under this agreement was 8 million. Concurrent accrued this cost as a part of cost of sales at the time of recognition of applicable revenue in anticipation of reaching the next $30 million threshold. As a result of not reaching the next $30 million threshold by the August 17, 2003 deadline, it is likely Concurrent will recognize a reduction of $1.3 million to cost of sales in the first quarter of fiscal 2004.


17.  RIGHTS  PLAN

     On July 31, 1992, the Board of Directors of Concurrent declared a dividend distribution of one Series A Participating Cumulative Preferred Right for each share of Concurrent's Common Stock. The dividend was made to stockholders of record on August 14, 1992. On August 7, 2002, the Rights Agreement creating these Rights was extended for another 10 years to August 14, 2012 and American Stock Transfer & Trust Company was appointed as the successor rights agent pursuant to an Amended and Restated Rights Agreement. Under the Rights Agreement, each Right becomes exercisable when any person or group acquires 15% of Concurrent's common stock. Such an event triggers the rights plan and entitles each right holder to purchase from Concurrent one one-hundredth of a share of Series A Participating Cumulative Preferred Stock at a cash price of $30 per right.

     Under certain circumstances each holder of a Right upon exercise of such Right will receive, in lieu of Series A Participating Cumulative Preferred
Stock, common stock of Concurrent or its equivalent, or common stock of the acquiring entity, in each case having a value of two times the exercise price of the Right. The Rights will expire on August 14, 2012 unless earlier exercised or redeemed, or earlier termination of the plan.

                         CONCURRENT COMPUTER CORPORATION

18.  CONCENTRATION  OF  RISK

     A summary of Concurrent's financial data by geographic area follows:

                                  YEAR ENDED JUNE 30,
                              2003       2002      2001
                            ---------  --------  --------
                                (DOLLARS IN THOUSANDS)

Net sales:
  United States             $ 64,586   $76,352   $55,400
  Intercompany                 3,121     3,528     3,310
                            ---------  --------  --------
                              67,707    79,880    58,710
                            ---------  --------  --------

  Europe                       5,484     6,650     7,572
  Intercompany                     -         -         -
                            ---------  --------  --------
                               5,484     6,650     7,572
                            ---------  --------  --------

  Asia/Pacific                 4,918     5,899     9,128
  Intercompany                    13         -         -
                            ---------  --------  --------
                               4,931     5,899     9,128
                            ---------  --------  --------

  Other                          465       468       721
                            ---------  --------  --------
                              78,587    92,897    76,131

  Eliminations                (3,134)   (3,528)   (3,310)
                            ---------  --------  --------
                            $ 75,453   $89,369   $72,821
                            =========  ========  ========

Operating income (loss):
  United States             $ (6,042)  $ 5,734   $(5,608)
  Europe                      (3,518)   (1,711)     (448)
  Asia/Pacific                (1,841)     (453)      155
  Other                          205        59       174
  Eliminations                  (233)       50       136
                            ---------  --------  --------
                            $(11,429)  $ 3,679   $(5,591)
                            =========  ========  ========

                         CONCURRENT COMPUTER CORPORATION

                                       JUNE 30,
                                 --------------------
                                   2003       2002
                                 ---------  ---------
                                (DOLLARS IN THOUSANDS)

     Identifiable assets:
       United States             $105,884   $124,849
       Europe                      11,239     11,571
       Asia/Pacific                10,244     11,263
       Other                        1,171        774
       Eliminations               (50,699)   (49,769)
                                 ---------  ---------
       Total                     $ 77,839   $ 98,688
                                 =========  =========

     Intercompany transfers between geographic areas are accounted for at prices similar to those available to comparable unaffiliated customers. Sales to unaffiliated customers outside the U.S., including U.S. export sales, were $18,672,000 $13,433,000 and $18,354,000 for the years ended June 30, 2003, 2002 and 2001, respectively, which amounts represented 25%, 15% and 25% of total sales for the respective fiscal years.

     Sales to the U.S. Government and its agencies amounted to approximately $18,183,000, $19,723,000 and $16,063,000 for the years ended June 30, 2003, 2002 and 2001, respectively, which amounts represented 24%, 22% and 22% of total sales for the respective fiscal years.

     Sales to three commercial customers amounted to $12,368,000 or 16% of total sales, $12,312,000 or 16% of total sales, and $7,615,000, or 10% of total sales, respectively, for the year ended June 30, 2003. Sales to three commercial customers amounted to $27,364,000 or 31% of total sales, $11,507,000 or 13% of total sales, and $10,524,000 or 12% of total sales, respectively, for the year ended June 30, 2002. Sales to two commercial customers amounted to approximately $8,962,000 or 12% of total sales and $8,072,000 or 11% of total sales, respectively, for the year ended June 30, 2001. There were no other customers during fiscal years 2003, 2002 or 2001 representing more than 10% of total revenues.

     Concurrent assesses credit risk through ongoing credit evaluations of customers' financial condition and collateral is generally not required. There were three customers that accounted for $2,363,000 or 21% of trade receivables, $1,538,000 or 14% of trade receivables, and $1,087,000 or 10% of trade receivables, at June 30, 2003. There were two customers that accounted for $12,654,000 or 51% of total trade receivables and $3,468,000 or 14% of total trade receivables at June 30, 2002.

                         CONCURRENT COMPUTER CORPORATION

19.  QUARTERLY  CONSOLIDATED  FINANCIAL  INFORMATION  (UNAUDITED)

     The following is a summary of quarterly financial results for the years ended June 30, 2003 and 2002:


                                                                             THREE MONTHS ENDED
                                                        ------------------------------------------------------------
                                                         SEPTEMBER 30,    DECEMBER 31,     MARCH 31,      JUNE 30,
                                                             2002             2002           2003           2003
                                                        ---------------  --------------  -------------  ------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2003
Net sales                                               $       22,141   $  20,134       $ 17,648       $15,530
Gross margin                                            $       11,857   $   9,605       $  7,935       $ 7,026
Operating income (loss)                                 $          678   $  (1,997)      $ (3,724)      $(6,386) (3)
Net income (loss)                                       $          620   $  (4,665) (1)  $(14,260) (2)  $(6,247) (3)
Net income (loss) per share-basic                       $         0.01   $  (0.08)  (1)  $  (0.23) (2)  $ (0.10) (3)
Net income (loss) per share-diluted                     $         0.01   $  (0.08)  (1)  $  (0.23) (2)  $ (0.10) (3)

                                                                             THREE MONTHS ENDED
                                                        ------------------------------------------------------------
                                                         SEPTEMBER 30,    DECEMBER 31,     MARCH 31,      JUNE 30,
                                                             2001             2001           2002           2002
                                                        ---------------  --------------  -------------  ------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2002
Net sales                                               $       14,102   $      22,481   $     25,028   $    27,758
Gross margin                                            $        6,460   $      10,080   $     12,761   $    15,265
Operating income (loss)                                 $       (3,064)  $          62   $      2,361   $     4,320
Net income (loss)                                       $       (3,010)  $          56   $      2,304   $     5,033
Net income (loss) per share-basic                       $        (0.05)  $        0.00   $       0.04   $      0.08
Net income (loss) per share-diluted                     $        (0.05)  $        0.00   $       0.04   $      0.08


     (1) The net loss for the quarter ended December 31, 2002 includes an impairment charge for the Thirdspace investment of $2.9 million.
     (2) The net loss for the quarter ended March 31, 2003 includes an impairment charge for the write-off of the remaining Thirdspace equity investment and the write-off of the related notes receivable and accrued interest, totaling $10.5 million.
     (3) The operating loss and net loss for the quarter ended June 30, 2003, includes a restructuring charge of $1.6 million.

                         CONCURRENT COMPUTER CORPORATION

20.  COMMITMENTS  AND  CONTINGENCIES

     Concurrent leases certain sales and service offices, warehousing, and equipment under various operating leases. The leases expire at various dates through 2009 and generally provide for the payment of taxes, insurance and maintenance costs. Additionally, certain leases contain escalation clauses which provide for increased rents resulting from the pass through of increases in operating costs, property taxes and consumer price indexes.

     At June 30, 2003, future minimum lease payments for the years ending June 30 are as follows:

                                    CAPITAL   OPERATING
                                    LEASES      LEASES    TOTAL
                                   ---------  ----------  ------
                                      (DOLLARS IN THOUSANDS)

     2004                          $    101   $    2,507  $2,608
     2005                                51        2,065   2,116
     2006                                 -        1,614   1,614
     2007                                 -        1,022   1,022
     2008                                 -          554     554
     2009 and thereafter                  -          260     260
                                   ---------  ----------  ------
                                        152   $    8,022  $8,174
                                              ==========  ======
     Amount representing interest       (10)
                                   ---------
     Present value of minimum
         capital lease payments    $    142
                                   =========

     Rent expense under all operating leases amounted to $3,825,000, $3,612,000 and $3,406,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

     Concurrent, from time to time, is involved in litigation incidental to the conduct of its business. Concurrent believes that such pending litigation will not have a material adverse effect on Concurrent's results of operations or financial condition.

     Pursuant to the terms of the employment agreements with the executive officers of Concurrent, employment may be terminated by either Concurrent or the respective executive officer at any time. In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end. In the event an agreement is terminated directly by Concurrent without cause or in certain circumstances constructively by Concurrent, the terminated employee will receive severance compensation for a one-year period, in an annualized amount equal to the respective employee's base salary then in effect. At June 30, 2003, the maximum contingent liability under these agreements is approximately $2.0 million. Concurrent's employment agreements with certain of its officers contain certain offset provisions, as defined in their respective agreements.

21.  NEW  ACCOUNTING  PRONOUNCEMENTS

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for Concurrent's fiscal 2003 annual

                         CONCURRENT COMPUTER CORPORATION
financial statements and all subsequent interim periods. Concurrent plans to continue accounting for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, however, Concurrent implemented the disclosure requirements under SFAS No. 148 in the quarter ended March 31, 2003.

     In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others," which provides for additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations and requires, under certain circumstances, a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Concurrent has adopted the disclosure requirements for fiscal year ended June 30, 2003. Concurrent does not expect the recognition and measurement provisions of Interpretation No. 45 for guarantees issued or modified after December 31, 2002, to have a material impact on the consolidated financial statements.

22.  SUBSEQUENT EVENT

     On September 18, 2003, Concurrent received proceeds of $1.1 million as a result of a partial liquidation of Thirdspace's remaining assets. The proceeds of $1.1 million will be recorded as other income in the Consolidated Statements of Operations in the first quarter ended September 30, 2003.

                                                                     SCHEDULE II


                           CONCURRENT COMPUTER CORPORATION

                          VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001
                               (DOLLARS IN THOUSANDS)


                                    BALANCE AT   CHARGED TO                 BALANCE
                                     BEGINNING    COSTS AND    DEDUCTIONS    AT END
DESCRIPTION                           OF YEAR     EXPENSES        (a)       OF YEAR
                                    -----------  -----------  ------------  --------

Reserves and allowances deducted
from asset accounts:

2003
----
Reserve for inventory obsolescence
   and shrinkage                    $     3,276  $       317  $      (589)  $  3,004
Allowance for doubtful accounts             965           28         (125)       868
Warranty accrual                          2,272          267         (408)     2,131


2002
----
Reserve for inventory obsolescence
   and shrinkage                    $     3,481  $       343  $      (548)  $  3,276
Allowance for doubtful accounts             860          484         (379)       965
Warranty accrual                            977        1,918         (623)     2,272


2001
----
Reserve for inventory obsolescence
   and shrinkage                    $     4,034  $     1,712  $    (2,265)  $  3,481
Allowance for doubtful accounts             484          590         (214)       860
Warranty accrual                            668          780         (471)       977


(a) Charges and adjustments to the reserve accounts for write-offs and credits issued during the year.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CONCURRENT COMPUTER CORPORATION

                                   By: /s/ Jack A. Bryant , III
                                      ------------------------------
                                           Jack A. Bryant, III
                                           President and Chief Executive Officer

Date: September 18, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities indicated on September 18, 2003.

NAME                     TITLE
----                     -----


/s/ Steve G. Nussrallah  Chairman of the Board and Director
-----------------------
Steve G. Nussrallah

                         President, Chief Executive Officer and Director
/s/ Jack A. Bryant, III  (Principal Executive Officer)
-----------------------
Jack A. Bryant, III

                         Executive Vice President, Chief Financial Officer and Secretary
/s/ Steven R. Norton     (Principal Financial and Accounting Officer)
-----------------------
Steven R. Norton


/s/ Alex B. Best         Director
-----------------------
Alex B. Best


/s/ Charles Blackmon     Director
-----------------------
Charles Blackmon


/s/ Michael A. Brunner   Director
-----------------------
Michael A. Brunner


/s/ Bruce N. Hawthorne   Director
-----------------------
Bruce N. Hawthorne


/s/ C. Shelton James     Director
-----------------------
C. Shelton James

EXHIBIT          DESCRIPTION  OF  DOCUMENT

3.1 --Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2 --Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2003).

3.3 --Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.4 --Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.5 --Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1 --Form of Common Stock Certificate (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.2 --Form of Rights Certificate (incorporated by reference to the Registrant's Current Report on Form 8-K/A filed on August 12, 2002).

4.3 --Amended and Restated Rights Agreement dated as of August 7, 2002 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Registrant's Current Report on Form 8-K/A filed on August 12, 2002).

4.4 --Warrant to purchase 50,000 shares of common stock of the Registrant dated March 29, 2001 issued to Comcast Concurrent Holdings, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

4.5 --Warrant to purchase 4,431 shares of common stock of the Registrant dated October 9, 2001 issued to Comcast Concurrent Holdings, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

4.6 --Warrant to purchase 261,164 shares of common stock of the Registrant dated April 1, 2002 issued to Scientific-Atlanta, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

4.7 --Warrant to purchase 52,511 shares of common stock of the Registrant dated January 15, 2002 issued to Comcast Concurrent Holdings, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

4.8 --Warrant to purchase 1,502 shares of common stock of the Registrant dated August 10, 2002 issued to Comcast Concurrent Holdings, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.1 --1991 Restated Stock Option Plan (as amended as of October 26, 2000) (incorporated by reference Exhibit A to the Registrant's Proxy Statement dated September 18, 2000).

10.2 --Richard Rifenburgh Non-Qualified Stock Option Plan and Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-82686)).

10.3 --Concurrent Computer Corporation 2001 Stock Option Plan (incorporated by reference to Annex II to the Registrant's Proxy Statement dated September 19, 2001).

10.4 --Form of Incentive Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant's Registration Statement on Form S-1. (No. 33-45871)).

10.5 --Form of Non-Qualified Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

10.6 --Form of Employment Agreement between the Registrant and its executive officers (incorporated by reference to of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991).

10.7 --Amended and Restated Employment Agreement dated as of November 15, 1999 between the Registrant and Steve G. Nussrallah (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

10.8 --Employment Agreement dated as of October 28, 1999 between the Registrant and Steven R. Norton (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

10.9 --Employment Agreement dated as of July 10, 2000 between the Registrant and Jack A. Bryant, III (incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2000).

10.10 --Employment Agreement dated as of December 13, 2000 between the Registrant and Paul C. Meyer (incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2001).

10.11 --Employment Agreement dated as of November 26, 2001 between the Registrant and Kirk Somers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.12 --Employment Agreement dated as of June 17, 2002 between the Registrant and Steve Necessary (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.13 --Employment Agreement dated as of June 27, 1996 between the Registrant and Robert T. Menzel (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.14 --Employment Agreement dated as of March 1, 1999 between the Registrant and David Nicholas (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.15 --Video-On-Demand Purchase Agreement, dated March 29, 2001, by and between Concurrent Computer Corporation and Comcast Cable Communications of Pennsylvania, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).

10.16 --Registration Rights Agreement, dated March 29, 2001, between the Registrant and Comcast Concurrent Holdings, Inc. (incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 333-72012)).

10.17 --Letter Amendment, dated October 22, 2001, to Registration Rights Agreement between the Registrant and Comcast Concurrent Holdings, Inc. dated March 29, 2001(incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.18 --Registration Rights Agreement, dated March 19, 2002 between Concurrent Computer Corporation and Thirdspace Living Limited (incorporated by Reference to the Registrant's Current Report on Form 8-K filed on March 20, 2002).

10.19 --Share Purchase and Warrant Agreement, dated March 19, 2002 between Concurrent Computer Corporation and Thirdspace Living Limited (incorporated by Reference to the Registrant's Current Report on Form 8-K filed on March 20, 2002).

10.20     --Strategic  Alliance  Agreement,  dated  March  19,  2002  between
          Concurrent Computer Corporation and Thirdspace Living Limited (incorporated by Reference to the Registrant's Current Report on Form 8-K filed on March 20, 2002).

21.1*     --List  of  Subsidiaries.

23.1*     --Consent  of  Deloitte  &  Touche  LLP.

31.1* --Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* --Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*     --Certification  of  Chief  Executive  Officer,  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*     --Certification  of  Chief  Financial  Officer,  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Included herewith.