Form 10-Q
period 2003-09-30
CONCURRENT COMPUTER CORP/DE
filed 2003-11-14
CIK 749038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 --------------


                                    FORM 10-Q


       (Mark One)

            X    Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                    For the Quarterly Period Ended September 30, 2003

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

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of November 12, 2003 was 62,337,025.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         CONCURRENT COMPUTER CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                  2003      2002
                                                --------  --------
Revenues:
    Product
        Real-time systems                       $ 4,394   $ 4,092
        VOD systems                               9,147    12,449
                                                --------  --------
            Total product revenues               13,541    16,541

    Service
        Real-time systems                         4,146     4,678
        VOD systems                               1,215       922
                                                --------  --------
            Total service revenues                5,361     5,600
                                                --------  --------
            Total revenues                       18,902    22,141

Cost of sales:
    Product
        Real-time systems                         1,356     1,776
        VOD systems                               3,657     5,241
                                                --------  --------
            Total product cost of sales           5,013     7,017

    Service
        Real-time systems                         2,184     2,607
        VOD systems                                 755       660
                                                --------  --------
            Total service cost of sales           2,939     3,267
                                                --------  --------
            Total cost of sales                   7,952    10,284
                                                --------  --------
Gross margin                                     10,950    11,857

Operating expenses:
    Sales and marketing                           4,080     4,404
    Research and development                      4,668     4,447
    General and administrative                    2,169     2,328
                                                --------  --------
            Total operating expenses             10,917    11,179
                                                --------  --------

Operating income                                     33       678

Recovery of previously recognized
    impairment loss                               1,060         -
Interest income - net                                60       196
Other expense - net                                (134)      (47)
                                                --------  --------

Income before income taxes                        1,019       827

Provision for income taxes                          407       207
                                                --------  --------

Net income                                      $   612   $   620
                                                ========  ========

Net income per share
            Basic                               $  0.01   $  0.01
                                                ========  ========
            Diluted                             $  0.01   $  0.01
                                                ========  ========
            Basic average shares outstanding     62,085    61,860
                                                ========  ========
            Diluted average shares outstanding   62,722    62,368
                                                ========  ========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                         CONCURRENT COMPUTER CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                SEPTEMBER 30,    JUNE 30,
                                                    2003           2003
                                               ---------------  ----------
                           ASSETS
Current assets:
    Cash and cash equivalents                  $       25,181   $  30,697
    Accounts receivable - net                          13,335      10,371
    Inventories                                         6,483       7,174
    Deferred tax asset                                    998         998
    Prepaid expenses and other current assets           1,597         879
                                               ---------------  ----------
        Total current assets                           47,594      50,119

Property, plant and equipment - net                    11,806      11,862
Purchased developed computer software - net             1,156       1,203
Goodwill                                               10,744      10,744
Investment in minority owned company                      553         553
Deferred tax asset                                      1,749       1,749
Other long-term assets - net                            1,464       1,609
                                               ---------------  ----------
        Total assets                           $       75,066   $  77,839
                                               ===============  ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses      $       11,147   $  14,644
    Deferred revenue                                    5,556       5,433
                                               ---------------  ----------
        Total current liabilities                      16,703      20,077

Long-term liabilities:
    Deferred revenue                                    2,562       2,212
    Deferred tax liability                              1,960       2,107
    Pension liability                                   9,842       9,617
    Other                                                 438         368
                                               ---------------  ----------
        Total liabilities                              31,505      34,381

Stockholders' equity:
    Common stock                                          623         623
    Capital in excess of par value                    173,717     174,396
    Accumulated deficit                              (122,317)   (122,929)
    Treasury stock                                        (58)        (58)
    Unearned compensation                                (491)       (576)
    Accumulated other comprehensive loss               (7,913)     (7,998)
                                               ---------------  ----------
        Total stockholders' equity                     43,561      43,458
                                               ---------------  ----------

Total liabilities and stockholders' equity     $       75,066   $  77,839
                                               ===============  ==========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                         CONCURRENT COMPUTER CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                          2003      2002
                                                        --------  --------
OPERATING ACTIVITIES
Net income                                              $   612   $   620
Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Reduction in accrual of non-cash warrants            (970)      (54)
      Depreciation and amortization                       1,257     1,183
      Other non cash expenses                               559       289
      Changes in operating assets and liabilities:
        Accounts receivable                              (2,653)    5,405
        Inventories                                         230        66
        Prepaid expenses and other current assets          (718)   (1,210)
        Other long-term assets                              144         6
        Accounts payable and accrued expenses            (3,497)   (3,415)
        Deferred revenue                                    473       276
        Pension liability                                   225       244
                                                        --------  --------
      Total adjustments to net income                    (4,950)    2,790
                                                        --------  --------
Net cash provided by (used in) operating activities      (4,338)    3,410

INVESTING ACTIVITIES
    Net additions to property, plant and equipment       (1,198)   (1,533)
    Note receivable from minority owned company               -    (3,000)
    Other                                                     -       (29)
                                                        --------  --------
Net cash used in investing activities                    (1,198)   (4,562)

FINANCING ACTIVITIES
    Net repayment of capital lease obligation               (22)      (21)
    Proceeds from sale and issuance of common stock           8         4
                                                        --------  --------
Net cash used in financing activities                       (14)      (17)

Effect of exchange rates on cash and cash equivalents        34      (226)
                                                        --------  --------

Decrease in cash and cash equivalents                    (5,516)   (1,395)
Cash and cash equivalents at beginning of period         30,697    30,519
                                                        --------  --------
Cash and cash equivalents at end of period              $25,181   $29,124
                                                        ========  ========

Cash paid during the period for:
    Interest                                            $     3   $     5
                                                        ========  ========
    Income taxes (net of refunds)                       $    78   $    56
                                                        ========  ========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                         CONCURRENT COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   OVERVIEW OF BUSINESS AND BASIS OF PRESENTATION

     Concurrent Computer Corporation ("Concurrent" or the "Company") is a leading supplier of high-performance computer systems, software, and services and operates in two segments, the Video-On-Demand ("VOD") division, Xstreme, located in Duluth, Georgia, and the Integrated Solutions division located in Fort Lauderdale, Florida. Concurrent also provides sales and support from offices and subsidiaries throughout North America, Europe, Asia, and Australia.

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

     The condensed, consolidated interim financial statements of Concurrent are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of Concurrent's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended June 30, 2003. There have been no significant changes to Concurrent's Accounting Policies as disclosed in the Annual Report on Form 10-K for the year ended June 30, 2003. Certain reclassifications have been made to prior year amounts to conform with the current year presentation. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.


2.   BASIC AND DILUTED NET INCOME PER SHARE

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period. Diluted net income per share is computed by dividing net income by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Common share equivalents of 5,635,000 and 4,509,000 for the three month periods ended September 30, 2003 and 2002, respectively, were excluded from the calculation as their effect was antidilutive. The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the periods indicated:

                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        THREE MONTHS ENDED  THREE MONTHS ENDED
                                        SEPTEMBER 30, 2003  SEPTEMBER 30, 2002
                                         -----------------  -----------------
                                          BASIC   DILUTED    BASIC   DILUTED
                                         -------  --------  -------  --------

Average outstanding shares                62,085    62,085   61,860    61,860
Dilutive effect of options and warrants        -       637        -       508
                                         -------  --------  -------  --------
Equivalent shares                         62,085    62,722   61,860    62,368
                                         =======  ========  =======  ========

Net income                               $   612  $    612  $   620  $    620
                                         =======  ========  =======  ========
Net income per share                     $  0.01  $   0.01  $  0.01  $   0.01
                                         =======  ========  =======  ========

3.   STOCK-BASED  COMPENSATION

     At September 30, 2003, Concurrent had stock-based employee compensation plans which are described in Note 15 in our annual report on Form 10-K for the year ended June 30, 2003. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. For the quarter ended September 30, 2003, Concurrent recognized $32,000 of stock compensation expense for the issuance of restricted stock awards. There is no other stock-based employee compensation expense reflected in net income for the quarter ended September 30, 2003. For the quarter ended September 30, 2002, there was no stock-based employee compensation expense reflected in net income, as all options granted had an exercise price equal to the market value of the underlying stock on the grant date.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123," the following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                           2003      2002
                                                         --------  --------
Net income as reported                                   $   612   $   620

    Deduct: Total stock-based employee compensation
        expense determined under the fair value method,
        net of related taxes                              (1,057)   (1,919)
                                                         --------  --------

    Pro forma net loss                                   $  (445)  $(1,299)
                                                         ========  ========
Earnings (loss) per share
    Basic-as reported                                    $  0.01   $  0.01
                                                         ========  ========
    Basic-pro forma                                      $ (0.01)  $ (0.02)
                                                         ========  ========
    Diluted-as reported                                  $  0.01   $  0.01
                                                         ========  ========
    Diluted-pro forma                                    $ (0.01)  $ (0.02)
                                                         ========  ========


4.   REVENUE  RECOGNITION  AND  RELATED  MATTERS

     VOD and real-time system revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition" ("SOP 97-2") and related amendments, SOP
98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Concurrent recognizes revenue from VOD and real-time systems when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable. Under multiple element arrangements, Concurrent allocates revenue to the various elements based on vendor-specific objective evidence ("VSOE") of fair value. Concurrent's VSOE of fair value is determined based on the price charged when the same element is sold separately. If evidence of fair value does not exist for all elements in a multiple arrangement, Concurrent recognizes revenue using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue.

5.   INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out method. The components of inventories are as follows:

                          (DOLLARS IN THOUSANDS)

                          SEPTEMBER 30,   JUNE 30,
                              2003         2003
                         --------------  ---------
     Raw materials, net  $        4,634  $   5,933
     Work-in-process              1,499      1,024
     Finished goods                 350        217
                         --------------  ---------
                         $        6,483  $   7,174
                         ==============  =========


6.   INVESTMENTS  IN  AND  RECEIVABLE  FROM  MINORITY  OWNED  COMPANIES

     In March 2002, Concurrent purchased a 14.4% equity ownership interest in Thirdspace Living Limited ("Thirdspace"). Thirdspace is a closely held United Kingdom global software services corporation that offered interactive and on-demand television solutions for digital subscriber line ("DSL") and other broadband networks. Concurrent invested cash of $4 million and issued 291,461 shares of its common stock (valued at $10.29 per share) in exchange for 1,220,601 series C shares of Thirdspace, giving Concurrent a 14.4% ownership interest in all shares outstanding as of the investment date. As part of this transaction, Concurrent capitalized approximately $300,000 in various transaction costs and as a result, the total equity investment in Thirdspace was $7.3 million. This investment was accounted for under the cost method of accounting.

     In addition to the equity investment, Concurrent also loaned Thirdspace $6.0 million in exchange for two $3.0 million long-term convertible notes receivable.

     In the third and fourth quarters of fiscal 2003, Concurrent recorded, in the aggregate, a $13.0 million net impairment charge due to an other than temporary decline in the market value of the investment in Thirdspace, which included a $6.1 million charge for the write-off of two $3.0 million notes receivable and related accrued interest. The impairment of the investment and write-off of the related notes receivable and accrued interest was based upon Thirdspace's deteriorating financial condition and actual performance relative to expected performance, the status of Thirdspace's capital raising initiatives, the market conditions of the telecommunications sector, the uncertainty of the collectibility of the notes, the state of the overall economy and the reduced market value of Thirdspace. In May 2003, Thirdspace sold the majority of its assets to Alcatel Telecom Ltd. As a result of the sale of these certain assets, Concurrent received $471,000 in proceeds, net of legal costs of $75,000, and an additional $275,000 was placed in escrow for the benefit of Concurrent, pending resolution of certain outstanding items. In return for these proceeds and a perpetual, royalty-free license to the patents and patent applications previously owned by Thirdspace, Concurrent relinquished its security interest in the intellectual assets of Thirdspace; however, Concurrent still remains a secured party to all other assets retained by Thirdspace.

     In the quarter ended September 30, 2003, the majority of Thirdspace's remaining assets were sold and as a result, Concurrent received $1.1 million in additional proceeds and recorded the proceeds in the line item "Recovery of previously recognized impairment loss" in the Condensed Consolidated Statements of Operations. As of September 30, 2003, uncertainty remained as to the amount and timing of receipt of additional proceeds as a result of further liquidation of Thirdspace's remaining assets.

     In April 2002, Concurrent invested cash of $500,000 in Everstream Holdings, Inc. ("Everstream") in exchange for 480,770 shares of Series C Preferred stock giving Concurrent a 4.9% ownership interest. Everstream is a privately held company specializing in broadband advertising systems, software, infrastructure and related integration services. Concurrent is accounting for its investment in the Series C Preferred stock of Everstream using the cost method, as Concurrent does not believe it exercises significant influence on Everstream. This investment is reviewed quarterly for impairment, and as of September 30, 2003, there has been no impairment of the Everstream investment.

     All of Concurrent's equity investments and related notes receivable are reviewed for impairment on a quarterly basis in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" and SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," respectively.


7.   RESTRUCTURING  ACTIVITIES

     During the fourth quarter of fiscal 2003, Concurrent implemented a restructuring plan to realign resources to focus on more strategic and immediate growth opportunities and to align the Company's cost structure with revenue projections. As part of the restructuring plan, Concurrent terminated approximately 7% of its global workforce and reduced office space in certain international locations. The restructuring plan was accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The activities related to this restructuring plan for the quarter ended September 30, 2003 were as follows:

                                                        (DOLLARS IN THOUSANDS)

                                                                 LEASE
                                                  WORKFORCE   TERMINATIONS
                                                  REDUCTION     AND OTHER    TOTAL
                                                  ----------  -------------  ------

     Restructuring accrual at June 30, 2003       $      866  $         223  $1,089
     Cash payments                                       411            129     540
                                                  ----------  -------------  ------
     Restructuring accrual at September 30, 2003  $      455  $          94  $  549
                                                  ==========  =============  ======


8.   ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     The  components  of  accounts  payable and accrued expenses are as follows:

                                    (DOLLARS  IN  THOUSANDS)

                                     SEPTEMBER 30,   JUNE 30,
                                         2003         2003
                                    --------------  ---------
     Accounts payable, trade        $        2,900  $   4,138
     Accrued payroll, vacation and
       other employee expenses               3,838      4,760
     Warranty accrual                        1,429      2,131
     Restructuring accrual                     549      1,089
     Other accrued expenses                  2,431      2,526
                                    --------------  ---------
                                    $       11,147  $  14,644
                                    ==============  =========

9.   COMPREHENSIVE  INCOME

     Concurrent's total comprehensive income (loss) is as follows:

                                              (DOLLARS IN THOUSANDS)

                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                   2003    2002
                                                   -----  ------
     Net income                                    $ 612  $ 620

     Other comprehensive income (loss):
       Foreign currency translation income (loss)     85   (218)
                                                   -----  ------

     Total comprehensive income                    $ 697  $ 402
                                                   =====  ======

10.   SEGMENT  INFORMATION

     Concurrent operates its business in two segments: Integrated Solutions and Xstreme. Concurrent's Integrated Solutions division is a leading provider of high-performance, real-time computer systems, solutions and software for commercial and government markets focusing on strategic market areas that include hardware-in-the-loop and man-in-the-loop simulation, data acquisition, industrial systems, and software and embedded applications. Concurrent's Xstreme division is a leading supplier of interactive digital video streaming systems primarily to the broadband cable television market. Shared expenses are primarily allocated based on either revenues or headcount. Corporate costs include costs related to the offices of the Chief Executive Officer, Chief Financial Officer, General Counsel, Investor Relations, Human Resources and other administrative costs including annual audit and tax fees, legal fees, Board of Directors fees and similar costs.

The following summarizes the operating income (loss) by segment for the three month periods ended September 30, 2003 and September 30, 2002, respectively:

                                                                    (DOLLARS IN THOUSANDS)

                                                           THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                                         (UNAUDITED)
                                                       ---------------------------------------------
                                                       INTEGRATED
                                                        SOLUTIONS    XSTREME     CORPORATE    TOTAL
                                                       -----------  ----------  -----------  -------
Revenues:
    Product                                            $     4,394  $    9,147  $        -   $13,541
    Service                                                  4,146       1,215           -     5,361
                                                       -----------  ----------  -----------  -------
       Total                                                 8,540      10,362           -    18,902

Cost of sales:
    Product                                                  1,356       3,657           -     5,013
    Service                                                  2,184         755           -     2,939
                                                       -----------  ----------  -----------  -------
       Total                                                 3,540       4,412           -     7,952
                                                       -----------  ----------  -----------  -------

Gross margin                                                 5,000       5,950           -    10,950

Operating expenses:
    Sales and marketing                                      1,807       2,156         117     4,080
    Research and development                                 1,482       3,186           -     4,668
    General and administrative                                 419         173       1,577     2,169
                                                       -----------  ----------  -----------  -------
       Total operating expenses                              3,708       5,515       1,694    10,917
                                                       -----------  ----------  -----------  -------

Operating income (loss)                                $     1,292  $      435  $   (1,694)  $    33
                                                       ===========  ==========  ===========  =======

                                                           THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                                         (UNAUDITED)
                                                       ---------------------------------------------
                                                       INTEGRATED
                                                        SOLUTIONS    XSTREME     CORPORATE    TOTAL
                                                       -----------  ----------  -----------  -------
Revenues:
    Product                                            $     4,092  $   12,449  $        -   $16,541
    Service                                                  4,678         922           -     5,600
                                                       -----------  ----------  -----------  -------
       Total                                                 8,770      13,371           -    22,141

Cost of sales:
    Product                                                  1,776       5,241           -     7,017
    Service                                                  2,607         660           -     3,267
                                                       -----------  ----------  -----------  -------
       Total                                                 4,383       5,901           -    10,284
                                                       -----------  ----------  -----------  -------

Gross margin                                                 4,387       7,470           -    11,857

Operating expenses:
    Sales and marketing                                      1,844       2,404         156     4,404
    Research and development                                 1,399       3,048           -     4,447
    General and administrative                                 429         563       1,336     2,328
                                                       -----------  ----------  -----------  -------
       Total operating expenses                              3,672       6,015       1,492    11,179
                                                       -----------  ----------  -----------  -------

Operating income (loss)                                $       715  $    1,455  $   (1,492)  $   678
                                                       ===========  ==========  ===========  =======

11.   ISSUANCE  AND  ACCRUAL  OF  NON-CASH  WARRANTS

Comcast  Cable  Communications,  Inc.  Warrants

     On March 29, 2001, Concurrent entered into a three-year definitive purchase agreement with Comcast Cable Communications, Inc., or Comcast, providing for the purchase of VOD equipment. As part of that agreement, Concurrent agreed to issue three different types of warrants.

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

     Concurrent will also issue additional warrants to purchase shares of its Common Stock, if at the end of any quarter the then total number of Comcast basic cable subscribers with the ability to utilize the VOD services exceeds specified threshold levels. These warrants are referred to as the "Cliff Warrants".

     Concurrent is recognizing the value of the Performance Warrants and the Cliff Warrants over the term of the agreement as Comcast purchases additional VOD equipment from Concurrent and makes the service available to its customers. The value of the warrants is determined using the Black-Scholes valuation model. The weighted-average assumptions used for the quarters ended September 30, 2003 and 2002, respectively, were: expected dividend yield of 0% for both periods; risk-free interest rate of 2.40% and 2.57%; expected life of 4 years for both periods; and an expected volatility of 112% and 116%. Concurrent will adjust the value of the earned but unissued warrants on a quarterly basis using the Black-Scholes valuation model until the warrants are actually issued. The value of the new warrants earned and any adjustments in value for warrants previously earned will be determined using the Black-Scholes valuation model and recognized as part of revenue on a quarterly basis.

     The exercise price of the warrants is subject to adjustments for stock splits, combinations, stock dividends, mergers, and other similar recapitalization events. The exercise price is also subject to adjustment for issuance of additional equity securities at a purchase price less than the then current fair market value of Concurrent's Common Stock. Based on the information that is currently available, Concurrent does not expect the warrants to be issued to Comcast to exceed 1% of its outstanding shares of Common Stock over the term of the agreement. The exercise price of the warrants to be issued to Comcast will equal the average closing price of Concurrent's Common Stock for the 30 trading days prior to the applicable warrant issuance date and will be exercisable over a four year term.

     For the three months ended September 30, 2003, Concurrent recognized $351,000 as a reduction in revenue for the Performance Warrants and Cliff
Warrants that have been earned but unissued as of September 30, 2003. The decrease in revenue during the three month period ended September 30, 2003 is due from the increase in the number of Comcast basic cable subscribers that have the ability to utilize VOD services and the increase in the Black-Scholes value of the warrants earned but unissued. For the three months ended September 30, 2002, Concurrent recorded an increase in revenue of $57,000 for the Performance Warrants and Cliff Warrants that were earned but unissued due primarily to a decrease in the Black-Scholes value of the warrants earned but unissued as of September 30, 2002.

Scientific  Atlanta,  Inc.  Warrants

     In accordance with a five year definitive agreement with Scientific Atlanta, Inc. ("SAI") executed in August of 1998, Concurrent agreed to issue warrants to SAI upon achievement of pre-determined revenue targets. The value of these warrants could not exceed 5% of applicable revenue and the number of shares of Concurrent common stock related to the warrants are determined using the Black-Scholes valuation model and could not exceed 888,888 shares for every $30 million of revenue from the sale of VOD servers using the SAI platform. The Black-Scholes value of these warrants could not impact gross margin by more than $1.5 million per $30 million of applicable revenue. Concurrent accrued for this cost as a part of cost of sales at the time of recognition of applicable revenue. Concurrent issued warrants to SAI upon reaching the first $30 million threshold on April 1, 2002, exercisable at $7.106 per share over a four-year term, all of which are still outstanding as of September 30, 2003.

     The five year definitive agreement with SAI expired on August 17, 2003, and at that time Concurrent had not reached the second $30 million threshold of revenue using the SAI platform. As a result, Concurrent was not obligated to issue a warrant under the agreement regarding the second $30 million threshold, and accordingly, reversed $1.3 million of expense during the three month period ended September 30, 2003, which had been previously accrued in anticipation of reaching the next $30 million threshold. This reversal was recorded in VOD systems cost of sales. For the three month period ended September 30, 2002, Concurrent recognized $3,000, as part of VOD product cost of sales for the SAI warrants that had been earned but unissued.

12.  RECENT  ACCOUNTING  PRONOUNCEMENTS

     In  December  2002,  the  FASB  issued  Interpretation  No.  ("FIN")  45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which provides for additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations and requires, under certain circumstances, a guarantor to recognize at the inception of a guarantee a liability for the fair value of the obligation undertaken in issuing the guarantee. Concurrent adopted the disclosure requirements for fiscal year ended June 30, 2003. The adoption of FIN 45 has not had a material impact on Concurrent's consolidated financial statements.

     In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts
Statement No. 6, "Elements of Financial Statements," as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 became effective for Concurrent on July 1, 2003. The adoption of this standard did not have a material impact on Concurrent's consolidated financial statements.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," in determining whether a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities. This interpretation applies to variable interest entities created or obtained after January 31, 2003, and as of July 1, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The FASB subsequently issued FASB Staff Position FIN 46-6, which defers the effective date for applying the provisions of FIN 46 to financial statements for (1) interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 and (2) non-registered investment companies. Concurrent does not have any variable interest entities; therefore, management believes this statement will not have a material impact on Concurrent's consolidated financial statements.

13.  CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED  OPERATING  DATA  AS  A  PERCENTAGE  OF  TOTAL  REVENUE

     The following table sets forth selected operating data as a percentage of total revenue, unless otherwise indicated, for certain items in our consolidated statements of operations for the periods indicated.

                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                   2003    2002
                                                  ------  ------
                                                   (Unaudited)
Revenues:
    Product sales
        Real-time systems                          23.2%   18.5%
        VOD systems                                48.4    56.2
                                                  ------  ------
            Total product sales                    71.6    74.7

    Service
        Real-time systems                          21.9    21.1
        VOD systems                                 6.5     4.2
                                                  ------  ------
            Total service sales                    28.4    25.3
                                                  ------  ------

            Total                                 100.0   100.0

Cost of sales (% of respective sales category):
    Product
        Real-time systems                          30.9    43.4
        VOD systems                                40.0    42.1
                                                  ------  ------
            Total product cost of sales            37.0    42.4

    Service
        Real-time systems                          52.7    55.7
        VOD systems                                62.1    71.6
                                                  ------  ------
            Total service cost of sales            54.8    58.3
                                                  ------  ------
            Total cost of sales                    42.1    46.4
                                                  ------  ------

Gross margin                                       57.9    53.6

Operating expenses:
    Sales and marketing                            21.6    19.9
    Research and development                       24.7    20.1
    General and administrative                     11.4    10.5
                                                  ------  ------
            Total operating expenses               57.7    50.5
                                                  ------  ------

Operating income                                    0.2     3.1

Recovery of previously recognized
    impairment loss                                 5.6       -
Interest income - net                               0.3     0.9
Other expense - net                                (0.7)   (0.2)
                                                  ------  ------

Income before income taxes                          5.4     3.7

Provision for income taxes                          2.2     0.9
                                                  ------  ------

Net income                                          3.2%    2.8%
                                                  ======  ======

RESULTS  OF  OPERATIONS

THE QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2002

     Product Sales. Total product sales were $13.5 million for the three months ended September 30, 2003, a decrease of $3.0 million, or 18.1%, from $16.5 million for the same period of the prior year. The decrease in product sales resulted primarily from the decrease in VOD product sales of $3.3 million, or 26.5%, to $9.1 million in the three month period ended September 30, 2003 from $12.4 million for same period of the prior year. The decrease in VOD product sales for the three months ended September 30, 2003 was due primarily to a different mix of customers and products, including decreased sales of QAMs and Upconverters and a decrease in prices of certain system components in the three months ended September 30, 2003 as compared to the prior year period. The decrease in VOD product sales was also due to an increase of approximately
$400,000 in revenue reductions resulting from additional warrants being earned by Comcast as compared to the same period of the prior year. The decrease in VOD product sales was partially offset by software sales of our newly released Real-Time Media content ingestion product as compared to the prior year period.

     Sales of real-time products increased $0.3 million, or 7.4%, to $4.4 million for the three month period ended September 30, 2003 from $4.1 million for the same period of the prior year. The increase in real-time product revenue was due to a more favorable product mix in the three month period ended September 30, 2003 as compared to same period of the prior year.

     Service Revenue. Service revenue decreased $0.2 million, or 4.3%, to $5.4 million for the three month period ended September 30, 2003, from $5.6 million for the same period of the prior year. VOD service revenue increased $0.3 million, or 31.8%, to $1.2 million in the three month period ended September 30, 2003 from $0.9 million for the same period of the prior year, as the Xstreme division continued to recognize deferred maintenance revenue and expand its VOD customer base requiring additional installation, training, technical support, and software and hardware maintenance services. The increase in VOD service revenue was offset by a $0.5 million, or 11.4%, decrease in real-time service revenue to $4.2 million for the three month period ended September 30, 2003 from $4.7 million for the same period of the prior year. Real-time service revenue continued to decline primarily due to the cancellation of maintenance contracts as machines were removed from service and from customers purchasing our new products that are less expensive to maintain.

     Product Gross Margin. Product gross margin decreased $1.0 million, or 10.5%, to $8.5 million for the three months ended September 30, 2003 from $9.5 million for the same period of the prior year. The product gross margin as a percentage of sales increased to 63.0% in the three month period ended September 30, 2003 from 57.6% in the three month period ended September 30, 2002. VOD product gross margin increased to 60.0% in the three month period ended September 30, 2003 from 57.9% in the same period of the prior year due to the $1.3 million reversal from cost of sales of previously recognized warrant expense in the three months ended September 30, 2003. The favorable impact from the warrant expense reversal was partially offset by an increase in the revenue reduction from the warrant accrual for Comcast of approximately $400,000 over the prior year period due to an increase in the Black-Scholes value of the warrants and increased sales to Comcast during the three months ended September 30, 2003. Real-time product gross margin increased to 69.1% in the three month period ended September 30, 2003 from 56.6% for the same period of the prior year due to a more favorable product mix, particularly related to higher margin software sales in the current quarter, as compared to the same period of the prior fiscal year.

     Service Gross Margin. The gross margin on service sales increased to 45.2% for the three month period ended September 30, 2003 from 41.7% for the same period of the prior year. VOD service margins increased to 37.9% compared to 28.4% in the prior year period as the Xstreme division continues to build its VOD customer base and revenue at a faster rate than the costs required to support these services. Real-time service gross margin increased to 47.3% from 44.3% due primarily to reduced costs from the restructuring initiatives implemented in the fourth quarter of fiscal 2003.

     Sales and Marketing. Sales and marketing expenses increased as a percentage of sales to 21.6% for the three months ended September 30, 2003 from 19.9% for the same period of the prior year. These expenses decreased $0.3 million, or 7.4%, to $4.1 million during the three month period ended September 30, 2003 from $4.4 million in the same period of the prior year. The Integrated Solutions division's sales and marketing expenses remained relatively constant as compared to the same period of the prior year. The Xstreme division's sales and marketing expenses decreased $0.3 million primarily due to reduced salaries and wages as a result of the realignment of resources in the fourth quarter of fiscal 2003, and a decrease in trade show and other advertising expenses and commissions.

     Research and Development. Research and development expenses increased as a percentage of sales to 24.7% for the three months ended September 30, 2003 from 20.1% for the same period of the prior year. These expenses increased $0.2 million, or 5.0%, to $4.7 million during the three month period ended September 30, 2003 from $4.5 million during the same period of the prior year. The $0.2 million increase in research and development expense is due to an increase in salaries and related costs as the Xstreme and Integrated Solutions divisions added new development staff since the same period of the prior year and an increase in depreciation expense in the Xstreme division, partially offset by a decrease in consulting expenses in the Xstreme division as compared to the same period of the prior year.

     General and Administrative. General and administrative expenses increased as a percentage of sales to 11.4% for the three months ended September 30, 2003 from 10.5% for the same period of the prior year. These expenses decreased $0.1 million, or 6.8%, to $2.2 million during the three months ended September 30, 2003 compared to $2.3 million in same period of the prior year due primarily to a reduction in the bad debt reserve of $0.3 million, partially offset by an increase in legal costs, accounting salaries and wages and consulting fees in the three months ended September 30, 2003 as compared to the same period of the prior year.

     Recovery of Previously Recognized Impairment Loss. In the third and fourth quarters of fiscal 2003, we recorded, in the aggregate, a net impairment charge of $13.0 million due to an other-than-temporary decline in the market value of our equity investment in Thirdspace, which included a $6.1 million charge for the write off of two $3.0 million notes receivable and related accrued interest. As a result of a partial liquidation of Thirdspace's remaining assets in the quarter ended September 30, 2003, we received net proceeds of $1.1 million as a partial recovery of the previously written off notes receivable. The income recognized related to these proceeds is recorded in the line item "Recovery of previously recognized impairment loss" in the Condensed Consolidated Statements of Operations and the value of the investment and notes receivables remain at zero on our September 30, 2003 Condensed Consolidated Balance Sheets. As of September 30, 2003, uncertainty remained as to the amount and timing of receipt of additional proceeds as a result of further liquidation of Thirdspace's remaining assets.

     Income Taxes. We recorded income tax expense for our domestic and foreign subsidiaries of $0.4 million and $0.2 million during the three month periods ended September 30, 2003 and 2002, respectively. This expense is based on a pre-tax income of $1.0 million and $0.8 million in the three month periods ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003, this expense is primarily attributable to U.S. federal income tax that is offset by net operating losses originating prior to our quasi-reorganization in November 1991. For accounting purposes, the benefit from the utilization of the pre quasi-reorganization net operating losses must be recognized directly in equity rather than through the income statement. For the three months ended
September 30, 2002, this expense was primarily attributable to foreign withholding taxes and income earned in foreign locations, which cannot be offset by net operating loss carryforwards.

     Net Income. We recorded net income of $0.6 million or $0.01 per basic and diluted share for the three months ended September 30, 2003 and 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

     - The actual versus anticipated decline in sales of real-time proprietary systems and service maintenance revenue;
     -    Revenues  from  real-time  systems;
     - Revenue growth from VOD systems and the pace at which cable companies implement VOD technology;
     - Ongoing cost control actions and expenses, including for example, research and development and capital expenditures;
     -    The  margins  on  the  VOD  and  real-time  businesses;
     -    The  ability  to  raise  additional  capital,  if  necessary;
     -    The  ability  to  obtain  bank  financing,  if  necessary;
     - Timing of product shipments which occur primarily during the last month of the quarter;
     - The percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles;
     - The number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases; and
     -    The  success  of  the  fourth  generation  VOD  platform.

     We used cash of $4.3 million from operating activities during the three months ended September 30, 2003 compared to providing cash of $3.4 million during the same period of the prior year. The decrease in cash from operations was due to decreased collections of accounts receivable as compared to the same period of the prior year.

     We invested $1.2 million in property plant and equipment during the three months ended September 30, 2003 compared to $1.5 million during the three months ended September 30, 2002. Capital additions during the first three months of fiscal 2004 related primarily to product development and testing equipment and demonstration equipment for our Xstreme division.

     At September 30, 2003, we had working capital of $30.9 million and had no material commitments for capital expenditures. We believe that the existing cash balances and funds generated by operations will be sufficient to meet the anticipated working capital and capital expenditure requirements for the next 12 months.

     Deferred revenues increased $0.5 million from $7.6 million at June 30, 2003 to $8.1 million at September 30, 2003, due primarily to the growing base of cable customers with maintenance programs where the revenue is recognized ratably over the maintenance period.

     We maintain pension plans for certain employees and former employees in the United Kingdom and Germany. The projected benefit obligation for the benefit plans at June 30, 2003 and June 30, 2002 as determined in accordance with SFAS No. 87, "Employers Accounting for Pensions", was $21.5 million and $17.0 million, respectively, and the value of the plans assets was $12.9 million and $12.0 million, respectively. As a result, the plans were underfunded by $8.6 million at June 30, 2003 and by $5.0 million at June 30, 2002. The value of plan assets was $12.9 million at September 30, 2003. It is likely that the amount of our contribution to the plans will increase from the $394,000 of contributions made in fiscal 2003. In addition, management expects the pension cost to be recognized in the financial statements will increase from the $747,000 recognized in fiscal 2003 to approximately $1,060,000 in fiscal 2004, of which approximately $265,000 was recognized in the three months ended
September 30, 2003. The expense to be recognized in future periods could increase further, depending upon the amount of the change in the fair market value of the plan assets and the change in the projected benefit obligation.

     The funding deficiency of $8.6 million at June 30, 2003 may increase further or decrease in the future depending primarily upon the actual investment performance of the pension assets as compared to the assumed rate of return on plan assets and the amount of contributions to the plan by the Company. The Company is currently in the process of completing its valuation to determine the amount of contributions to the plan that the Company will be required to make for the next 3 years. We also recorded a reduction to stockholders' equity as of June 30, 2003 and 2002, amounting to $3.0 million and $1.6 million, respectively, due to the decrease in the discount rate used to calculate the accumulated benefit obligation and the less than anticipated investment returns.

CONTRACTUAL  OBLIGATIONS  AND  COMMERCIAL  COMMITMENTS

     Our only significant contractual obligations and commitments relate to certain operating leases for sales, service and manufacturing facilities in the United States, Europe and Asia.

     CAUTIONARY  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

     Certain statements made or incorporated by reference in this report on Form 10-Q may constitute "forward-looking statements" within the meaning of the federal securities laws. When used or incorporated by reference in this prospectus, the words "believes," "expects," "estimates", "anticipates" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation:

     -    availability  of  VOD  content;
     -    delays  or  cancellations  of  customer  orders;
     -    changes  in  product  demand;
     -    economic  conditions;
     -    various  inventory  risks  due  to  changes  in  market  conditions;
     - uncertainties relating to the development and ownership of intellectual property;
     - uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights;
     -    the  pricing and availability of equipment, materials and inventories;
     -    the  limited  operating  history  of  our  VOD  segment;
     -    the  concentration  of  our  customers;
     -    failure  to  effectively  manage  growth;
     -    delays  in  testing  and  introductions  of  new  products;
     -    rapid  technology  changes;
     - demand shifts from high-priced, proprietary real-time systems to low-priced, open server systems;
     -    system  errors  or  failures;
     -    reliance  on  a  limited  number  of  suppliers;
     - uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations;
     - the highly competitive environment in which we operate and predatory pricing pressures;
     -    failure  to  effectively  service  the  installed  base;
     -    the  entry  of  new  well-capitalized  competitors  into  our markets;
     - the valuation of equity investments and collectibility of notes receivable;
     -    capital  spending  patterns  by  a  limited  customer  base;  and
     -    contract  obligations  that  could  impact  revenue  recognition.

     Other important risk factors are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

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

     We conduct business in the United States and around the world. The most significant foreign currency transaction exposures relate to the United Kingdom, those Western European countries that use the Euro as a common currency, Australia, and Japan. We do not hedge against fluctuations in exchange rates and believe that a hypothetical 10% upward or downward fluctuation in foreign currency exchange rates relative to the United States dollar would not have a material impact on future earnings, fair values, or cash flows.

ITEM  4.     CONTROLS  AND  PROCEDURES

     As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003, the end of the quarter to which this report relates. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes to our internal controls over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of the their evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not presently involved in any material litigation, but have the following matters pending:

     -    SeaChange  International,  Inc. v. Putterman, et al, Arkansas Court of
          ---------------------------------------------------
          Appeals, Case No. CA 01-1126. The suit was filed on June 14, 1999 alleging that we defamed SeaChange International, Inc. ("SeaChange"). On June 14, 2000, we counterclaimed against SeaChange alleging that SeaChange defamed us. On January 4, 2001, the court granted our motion to dismiss all claims against us. SeaChange subsequently and successfully appealed and the matter is set for trial in January 2004.

     -    Eason  v.  Concurrent  Computer  Corp,  et  al., Superior Court of New
          -----------------------------------------------
          Jersey, Appellate Division, Docket No. A-003181-02T2. This suit arose out of personal injury claim filed in 1994 wherein plaintiff alleged that he was injured when a lamp post in our parking lot fell. The case against us was dismissed in 1995, but in 2000 the plaintiff amended the cause of action and refiled against us alleging spoliation of evidence. The plaintiff obtained a default judgment for $119,800 in December 2001 that was vacated in August 2002. Plaintiff subsequently refiled and in February 2003 the court granted our motion to dismiss all claims. Plaintiff has appealed, and the matter has been briefed. A decision by the appellate court is expected this fiscal year.

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


       3.2 - Amended and Restated Bylaws of the Registrant Certificate (incorporated by reference to the Registrants Quarterly report on Form 10-Q for the quarter ended March 31, 2003).

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

       4.1 - Form of Common Stock Certificate (incorporated by reference to the Registrants Quarterly report on Form 10-Q for the quarter ended March 31, 2003).

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

      10.1**- Form Indemnifications Agreement and Schedule of Directors who have entered into such agreement.

      11.1* -  Statement  Regarding  Computation  of  Per  Share  Earnings.

      31.1**- Certification of Chief Executive Officer, pursuant to Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2**- Certification of Chief Financial Officer, pursuant to Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1**- Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2**- Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * Data required by Statement of Financial Accounting Standards No. 128, "Earnings per Share," is provided in the Notes to the condensed consolidated financial statements in this report.

     **  Filed  herewith.


(b)  Reports  on  Form  8-K.

     The following reports on Form 8-K were filed during the period covered by this report:

     - Current Report on Form 8-K furnished on August 22, 2003, relating to results of operations and financial condition as of and for the quarter and year ended June 30, 2003.
     - Current Report on Form 8-K furnished on August 28, 2003, relating to required Regulation G Disclosures related to the conference call on August 21, 2003.
     - Current Report on Form 8-K filed on September 25, 2003, relating to the resignation of Paul C. Meyer, president of Integrated Solutions Division, effective October 10, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report for the quarter ended September 30, 2003, to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 2003          CONCURRENT COMPUTER CORPORATION




                                 By: /s/ Steven R. Norton
                                    ------------------------
                                    Steven R. Norton
                                    Executive Vice President, Chief Financial
                                    Officer and Secretary
                                    (Principal Financial and Accounting Officer,
                                    Authorized Officer)

                                  EXHIBIT INDEX
                                  -------------


       3.1 - Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).
       3.2 - Amended and Restated Bylaws of the Registrant Certificate (incorporated by reference to the Registrants Quarterly report on Form 10-Q for the quarter ended March 31, 2003).
       3.3 - Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).
       3.4 - Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).
       3.5 - Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).
       4.1 - Form of Common Stock Certificate (incorporated by reference to the Registrants Quarterly report on Form 10-Q for the quarter ended March 31, 2003).
       4.2 - Form of Rights Certificate (incorporated by reference to the Registrant's Current Report on Form 8-K/A filed August 12, 2002).
       4.3 - Amended and Restated Rights Agreement dated as of August 7, 2002 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Registrant's Current Report on Form 8-K/A filed on August 12,
               2002).
      10.1**- Form Indemnifications Agreement and Schedule of Directors who have entered into such agreement.
      11.1* - Statement Regarding Computation of Per Share Earnings. 31.1**- Certification of Chief Executive Officer, pursuant to Rule
               13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      31.2**- Certification of Chief Financial Officer, pursuant to Rule 13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      32.1**- Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      32.2**- Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * Data required by Statement of Financial Accounting Standards No. 128, "Earnings per Share," is provided in the Notes to the condensed consolidated financial statements in this report.

     **  Filed  herewith.