Form 10-Q
period 2003-12-31
CONCURRENT COMPUTER CORP/DE
filed 2004-02-13
CIK 749038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 --------------


                                    FORM 10-Q

          (Mark One)

               X    Quarterly Report Pursuant to Section 13 or 15(d) of the
              ---           Securities Exchange Act of 1934

                    For the Quarterly Period Ended December 31, 2003


                                       or

                    Transition Report Pursuant to Section 13 or 15(d) of the
              ---           Securities Exchange Act of 1934

                For the Transition Period from ____ to  ____


                           Commission File No. 0-13150
                                  _____________

                         CONCURRENT COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                            04-2735766
         (State of Incorporation)        (I.R.S. Employer Identification No.)


             4375 River Green Parkway, Suite 100, Duluth, GA  30096
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

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of January 29, 2004 was 62,535,788.

PART  I     FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                               CONCURRENT COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                                         DECEMBER 31,        DECEMBER 31,
                                                        2003      2002      2003      2002
                                                      --------  --------  --------  --------
Revenues:
  Product
    Real-time systems                                 $ 5,597   $ 5,879   $ 9,991   $ 9,971
    VOD systems                                        11,568     8,879    20,715    21,328
                                                      --------  --------  --------  --------
      Total product revenues                           17,165    14,758    30,706    31,299

  Service
    Real-time systems                                   4,018     4,485     8,164     9,163
    VOD systems                                         1,443       891     2,658     1,813
                                                      --------  --------  --------  --------
      Total service revenues                            5,461     5,376    10,822    10,976
                                                      --------  --------  --------  --------
      Total revenues                                   22,626    20,134    41,528    42,275

Cost of sales:
  Product
    Real-time systems                                   2,628     2,288     3,984     4,064
    VOD systems                                         5,484     4,936     9,141    10,177
                                                      --------  --------  --------  --------
      Total product cost of sales                       8,112     7,224    13,125    14,241

  Service
    Real-time systems                                   2,233     2,503     4,417     5,110
    VOD systems                                           862       802     1,617     1,462
                                                      --------  --------  --------  --------
      Total service cost of sales                       3,095     3,305     6,034     6,572
                                                      --------  --------  --------  --------
      Total cost of sales                              11,207    10,529    19,159    20,813
                                                      --------  --------  --------  --------

Gross margin                                           11,419     9,605    22,369    21,462

Operating expenses:
  Sales and marketing                                   4,429     4,758     8,509     9,162
  Research and development                              4,705     4,577     9,373     9,024
  General and administrative                            2,175     2,267     4,344     4,595
                                                      --------  --------  --------  --------
      Total operating expenses                         11,309    11,602    22,226    22,781
                                                      --------  --------  --------  --------

Operating income (loss)                                   110    (1,997)      143    (1,319)

Recovery (impairment loss) of minority investment       1,698    (2,943)    2,758    (2,943)
Interest income - net                                      78       102       138       298
Other income (expense) - net                              (20)       47      (154)        -
                                                      --------  --------  --------  --------

Income (loss) before income taxes                       1,866    (4,791)    2,885    (3,964)

Provision (benefit) for income taxes                      653      (126)    1,060        81
                                                      --------  --------  --------  --------

Net income (loss)                                     $ 1,213   $(4,665)  $ 1,825   $(4,045)
                                                      ========  ========  ========  ========

Net income (loss) per share
      Basic                                           $  0.02   $ (0.08)  $  0.03   $ (0.07)
                                                      ========  ========  ========  ========
      Diluted                                         $  0.02   $ (0.08)  $  0.03   $ (0.07)
                                                      ========  ========  ========  ========
      Weighted average shares outstanding - basic      62,308    61,863    62,197    61,862
                                                      ========  ========  ========  ========
      Weighted average shares outstanding - diluted    63,202    61,863    62,991    61,862
                                                      ========  ========  ========  ========

      The accompanying notes are an integral part of the condensed consolidated financial statements.

                         CONCURRENT COMPUTER CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                              DECEMBER 31,    JUNE 30,
                                                  2003          2003
                                             --------------  ----------
      ASSETS

Current assets:
  Cash and cash equivalents                  $      27,496   $  30,697
  Accounts receivable - net                         19,991      10,371
  Inventories                                        8,055       7,174
  Deferred tax asset                                   998         998
  Prepaid expenses and other current assets          1,487         879
                                             --------------  ----------
    Total current assets                            58,027      50,119

Property, plant and equipment - net                 11,472      11,862
Purchased developed computer software - net          1,108       1,203
Goodwill                                            10,744      10,744
Investment in minority owned companies                 553         553
Deferred tax asset                                   1,749       1,749
Other long-term assets - net                         1,706       1,609
                                             --------------  ----------
    Total assets                             $      85,359   $  77,839
                                             ==============  ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses      $      13,846   $  14,644
  Deferred revenue                                   9,445       5,433
                                             --------------  ----------
    Total current liabilities                       23,291      20,077

Long-term liabilities:
  Deferred revenue                                   2,642       2,212
  Deferred tax liability                             1,978       2,107
  Pension liability                                 10,748       9,617
  Other                                                365         368
                                             --------------  ----------
    Total liabilities                               39,024      34,381

Stockholders' equity:
  Common stock                                         627         623
  Capital in excess of par value                   175,311     174,396
  Accumulated deficit                             (121,104)   (122,929)
  Treasury stock                                       (58)        (58)
  Unearned compensation                               (457)       (576)
  Accumulated other comprehensive loss              (7,984)     (7,998)
                                             --------------  ----------
    Total stockholders' equity                      46,335      43,458
                                             --------------  ----------

Total liabilities and stockholders' equity   $      85,359   $  77,839
                                             ==============  ==========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                            CONCURRENT COMPUTER CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                        SIX MONTHS ENDED
                                                           DECEMBER 31,
                                                          2003      2002
                                                        --------  --------
OPERATING ACTIVITIES
Net income (loss)                                       $ 1,825   $(4,045)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Accrual of non-cash warrants                             (891)      192
  Depreciation and amortization                           2,618     2,324
  Provision for inventory reserves                          670        78
  Provision for bad debts                                  (600)        6
  Non-cash income tax provision                             728         -
  Impairment loss (recovery) of minority investment      (2,758)    2,943
  Other non cash expenses                                    34         -
  Changes in operating assets and liabilities:
     Accounts receivable                                 (9,020)    5,982
     Inventories                                         (1,551)     (354)
     Prepaid expenses and other current assets             (608)     (790)
     Other long-term assets                                 (97)       (4)
     Accounts payable and accrued expenses                 (798)   (3,413)
     Deferred revenue                                     4,442     1,494
     Pension liability                                    1,131       563
     Other long-term liabilities                             42       144
                                                        --------  --------
  Total adjustments to net income (loss)                 (6,658)    9,165
                                                        --------  --------
Net cash provided by (used in) operating activities      (4,833)    5,120

INVESTING ACTIVITIES
  Net additions to property, plant and equipment         (2,053)   (2,988)
  Recovery of minority investment                         2,758         -
  Note receivable from minority owned company                 -    (3,000)
  Other                                                       -       (29)
                                                        --------  --------
Net cash used in investing activities                       705    (6,017)

FINANCING ACTIVITIES
  Net repayment of capital lease obligation                 (45)      (42)
  Proceeds from sale and issuance of common stock         1,134         8
                                                        --------  --------
Net cash provided by (used in) financing activities       1,089       (34)

Effect of exchange rates on cash and cash equivalents      (162)     (119)
                                                        --------  --------

Decrease in cash and cash equivalents                    (3,201)   (1,050)
Cash and cash equivalents at beginning of period         30,697    30,519
                                                        --------  --------
Cash and cash equivalents at end of period              $27,496   $29,469
                                                        ========  ========

Cash paid during the period for:
  Interest                                              $     6   $     9
                                                        ========  ========
  Income taxes (net of refunds)                         $   191   $   249
                                                        ========  ========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                         CONCURRENT COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   OVERVIEW  OF  BUSINESS  AND  BASIS  OF  PRESENTATION

     Concurrent Computer Corporation ("Concurrent" or the "Company") is a leading supplier of high-performance computer systems, software, and services and operates in two segments, the Video-On-Demand ("VOD") division (formerly "Xstreme"), located in Duluth, Georgia, and the Integrated Solutions ("ISD") division located in Fort Lauderdale, Florida. Concurrent also provides sales and support from offices and subsidiaries throughout North America, Europe, Asia and Australia.

     Concurrent's VOD division provides VOD systems consisting of hardware and software as well as integration services, primarily to residential cable companies that have upgraded their networks to support interactive, digital services. Concurrent's ISD division provides high-performance, real-time computer systems to commercial and government customers for use in applications such as simulation and data acquisition.

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


2.   BASIC  AND  DILUTED  NET  INCOME  PER  SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Common share equivalents of 5,235,000 and 6,200,000 for the three month periods ended December 31, 2003 and 2002, respectively, were excluded from the calculation as their effect was antidilutive. Common share equivalents of 5,406,000 and 6,164,000 for the six month periods ended December 31, 2003 and 2002, respectively, were excluded from the calculation as their effect was antidilutive. The following table presents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the periods indicated:

                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                        THREE MONTHS ENDED  SIX MONTHS ENDED
                                         DECEMBER 31, 2003  DECEMBER 31, 2003
                                         -----------------  -----------------
                                          BASIC   DILUTED    BASIC   DILUTED
                                         -------  --------  -------  --------

Average outstanding shares                62,308    62,308   62,197    62,197
Dilutive effect of options and warrants        -       894        -       794
                                         -------  --------  -------  --------
Equivalent shares                         62,308    63,202   62,197    62,991
                                         =======  ========  =======  ========

Net income                               $ 1,213  $  1,213  $ 1,825  $  1,825
                                         =======  ========  =======  ========
Net income per share                     $  0.02  $   0.02  $  0.03  $   0.03
                                         =======  ========  =======  ========


                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                          DECEMBER 31, 2002    DECEMBER 31, 2002
                                         -------------------  -------------------
                                          BASIC     DILUTED    BASIC     DILUTED
                                         --------  ---------  --------  ---------

Average outstanding shares                61,863     61,863    61,862     61,862
Dilutive effect of options and warrants        -          -         -          -
                                         --------  ---------  --------  ---------
Equivalent shares                         61,863     61,863    61,862     61,862
                                         ========  =========  ========  =========

Net loss                                 $(4,665)  $ (4,665)  $(4,045)  $ (4,045)
                                         ========  =========  ========  =========
Net loss per share                       $ (0.08)  $  (0.08)  $ (0.07)  $  (0.07)
                                         ========  =========  ========  =========


3.   STOCK-BASED  COMPENSATION

     At December 31, 2003, Concurrent had stock-based employee compensation plans which are described in Note 15 in our annual report on Form 10-K for the year ended June 30, 2003. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. For the three and six months ended December 31, 2003, Concurrent recognized $34,000 and $66,000, respectively, of stock compensation expense for the issuance of restricted stock awards. There is no other stock-based employee compensation expense reflected in net income for the three and six months periods ended December 31, 2003. For the three and six months ended December 31, 2002, there was no stock-based employee compensation expense reflected in net income.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123," the following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED   SIX MONTHS ENDED
                                                    DECEMBER 31,        DECEMBER 31,
                                                ------------------  ------------------
                                                  2003      2002      2003      2002
                                                --------  --------  --------  --------

Net income (loss) as reported                   $ 1,213   $(4,665)  $ 1,825   $(4,045)

Deduct: Total stock-based employee
    compensation expense determined under
    the fair value method, net of related taxes  (1,088)   (1,595)   (2,126)   (3,514)
                                                --------  --------  --------  --------

  Pro forma net income (loss)                   $   125   $(6,260)  $  (301)  $(7,559)
                                                ========  ========  ========  ========

Net income (loss) per share:

  Basic-as reported                             $  0.02   $ (0.08)  $  0.03   $ (0.07)
                                                ========  ========  ========  ========

  Basic-pro forma                               $  0.00   $ (0.10)  $  0.00   $ (0.12)
                                                ========  ========  ========  ========

  Diluted-as reported                           $  0.02   $ (0.08)  $  0.03   $ (0.07)
                                                ========  ========  ========  ========

  Diluted-pro forma                             $  0.00   $ (0.10)  $  0.00   $ (0.12)
                                                ========  ========  ========  ========


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

5.   INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out method. The components of inventories are as follows:

                                     (DOLLARS IN THOUSANDS)

                                      DECEMBER 31, JUNE 30,
                                         2003       2003
                                       ---------  ---------
     Raw materials, net                $   6,488  $   5,933
     Work-in-process                       1,211      1,024
     Finished goods                          356        217
                                       ---------  ---------
                                       $   8,055  $   7,174
                                       =========  =========


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

     In the second and third quarters of fiscal 2003, Concurrent recorded, in the aggregate, a $13.0 million net impairment charge due to an other than temporary decline in the market value of the investment in Thirdspace, which included a $6.1 million charge for the write-off of the two $3.0 million notes receivable and related accrued interest. The impairment of the investment and write-off of the related notes receivable and accrued interest was based upon Thirdspace's deteriorating financial condition and actual performance relative to expected performance, the status of Thirdspace's capital raising initiatives, the market conditions of the telecommunications sector, the uncertainty of the collectibility of the notes, the state of the overall economy and the reduced market value of Thirdspace. In May 2003, Thirdspace sold the majority of its assets to Alcatel Telecom Ltd. As a result of the sale of these certain assets, Concurrent received $471,000 in proceeds, net of legal costs of $75,000. In return for these proceeds and a perpetual, royalty-free license to the patents and patent applications previously owned by Thirdspace, Concurrent relinquished its security interest in certain intellectual property of Thirdspace; however, Concurrent retained a security interest in all other assets of Thirdspace.

     In the first and second quarters of fiscal 2004, Concurrent received, in the aggregate, $2.8 million in proceeds as a result of the sale of the majority of Thirdspace's remaining assets. The proceeds received from the sale of these assets are recorded in the line item "Recovery (impairment loss) of minority investment" in the Condensed Consolidated Statements of Operations. Subsequent to December 31, 2003, Concurrent received approximately $300,000, which is expected to be the final proceeds related to the liquidation of Thirdspace's remaining assets. The income related to these proceeds will be recognized during the third quarter of fiscal 2004 in the line item "Recovery (impairment loss) of minority investment" of the Condensed Consolidated Statements of Operations.

     In April 2002, Concurrent invested cash of $500,000 in Everstream Holdings, Inc. ("Everstream") in exchange for 480,770 shares of Series C Preferred stock giving Concurrent a 4.9% ownership interest. Everstream is a privately held company specializing in broadband advertising systems, operations and data warehousing software and related integration services. Concurrent is accounting for its investment in the Series C Preferred stock of Everstream using the cost method because Concurrent does not believe it exercises significant influence on Everstream. This investment is reviewed quarterly for impairment, and as of December 31, 2003, there has been no evidence of permanent impairment of the Everstream investment.

     In the ordinary course of business, Concurrent purchases consulting services from Everstream. During the three and six months ended December 31, 2003, Concurrent purchased $5,000 and $13,000 of contract development services, respectively, from Everstream. During the three and six months ended December 31, 2002, Concurrent purchased $403,000 and $638,000 of contract software development services, respectively, from Everstream.

     All of Concurrent's equity investments and related notes receivable are reviewed for impairment on a quarterly basis in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" and SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," respectively.


7.   RESTRUCTURING  ACTIVITIES

     During the fourth quarter of fiscal 2003, Concurrent implemented a restructuring plan to realign resources to focus on more strategic and immediate growth opportunities and to align the Company's cost structure with revenue projections. As part of the restructuring plan, Concurrent terminated approximately 7% of its global workforce and reduced office space in certain international locations. The restructuring plan was accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The activities related to this restructuring plan as of December 31, 2003 are as follows:

                                                      (DOLLARS IN THOUSANDS)

                                                                LEASE
                                                 WORKFORCE   TERMINATIONS
                                                 REDUCTION     AND OTHER    TOTAL
                                                 ----------  -------------  ------

     Restructuring accrual at June 30, 2003      $      866  $         223  $1,089
     Cash payments                                      578            160     738
                                                 ----------  -------------  ------
     Restructuring accrual at December 31, 2003  $      288  $          63  $  351
                                                 ==========  =============  ======

8.   ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     The components of accounts payable and accrued expenses are as follows:

                              (DOLLARS IN THOUSANDS)

                              DECEMBER 31,  JUNE 30,
                                  2003        2003
                               ----------  ----------

Accounts payable, trade        $    5,128  $    4,138
Accrued payroll, vacation and
  other employee expenses           4,848       4,760
Warranty accrual                      932       2,131
Restructuring Reserve                 351       1,089
Other accrued expenses              2,587       2,526
                               ----------  ----------
                               $   13,846  $   14,644
                               ==========  ==========

     Our estimate of warranty obligations is based on historical experience and expectation of future conditions. The changes in the warranty accrual during fiscal 2004 consist of the following (in thousands):


     Balance at June 30, 2003            $ 2,131
     Charged to costs and expenses           145
     Deductions                           (1,344)
                                         --------
     Balance at December 31, 2003        $   932
                                         ========

9.   COMPREHENSIVE  INCOME

     Concurrent's total comprehensive income (loss) is as follows:

                                                    (DOLLARS IN THOUSANDS)

                                             THREE MONTHS ENDED  SIX MONTHS ENDED
                                                 DECEMBER 31,      DECEMBER 31,
                                               2003      2002     2003     2002
                                              -------  --------  ------  --------

Net income (loss)                             $1,213   $(4,665)  $1,825  $(4,045)

Other comprehensive income (loss):
  Foreign currency translation income (loss)     (71)      162       14      (56)
                                              -------  --------  ------  --------

Total comprehensive income (loss)             $1,142   $(4,503)  $1,839  $(4,101)
                                              =======  ========  ======  ========

10.  SEGMENT  INFORMATION

     Concurrent operates its business in two segments: ISD and VOD. Concurrent's ISD division is a leading provider of high-performance, real-time computer systems, solutions and software for commercial and government markets focusing on strategic market areas that include hardware-in-the-loop and man-in-the-loop simulation, data acquisition, industrial systems, and software and embedded applications. Concurrent's VOD division is a leading supplier of interactive digital video streaming systems primarily to the broadband cable television market. Shared expenses are primarily allocated based on either revenues or headcount. Corporate costs include costs related to the offices of the Chief Executive Officer, Chief Financial Officer, General Counsel, Investor Relations, Human Resources and other administrative costs including annual audit and tax fees, legal fees, Board of Directors fees and similar costs.

The following summarizes the operating income (loss) by segment for the three month periods ended December 31, 2003 and December 31, 2002, respectively:

                                             (DOLLARS IN THOUSANDS)
                                THREE MONTHS ENDED DECEMBER 31, 2003 (UNAUDITED)
                               --------------------------------------------------
                                  ISD         VOD       CORPORATE        TOTAL
                               ----------  ---------  --------------  -----------

Revenues:
  Product                      $    5,597  $  11,568  $           -   $    17,165
  Service                           4,018      1,443              -         5,461
                               ----------  ---------  --------------  -----------
     Total                          9,615     13,011              -        22,626

Cost of sales:
  Product                           2,628      5,484              -         8,112
  Service                           2,233        862              -         3,095
                               ----------  ---------  --------------  -----------
     Total                          4,861      6,346              -        11,207
                               ----------  ---------  --------------  -----------

Gross margin                        4,754      6,665              -        11,419

Operating expenses:
  Sales and marketing               2,000      2,320            109         4,429
  Research and development          1,391      3,314              -         4,705
  General and administrative          365        208          1,602         2,175
                               ----------  ---------  --------------  -----------
    Total operating expenses        3,756      5,842          1,711        11,309
                               ----------  ---------  --------------  -----------

Operating income (loss)        $      998  $     823  $      (1,711)  $       110
                               ==========  =========  ==============  ===========


                                THREE MONTHS ENDED DECEMBER 31, 2002 (UNAUDITED)
                               --------------------------------------------------
                                  ISD         VOD       CORPORATE        TOTAL
                               ----------  ---------  --------------  -----------

Revenues:
  Product                      $    5,879  $   8,879   $           -   $    14,758
  Service                           4,485        891               -         5,376
                               ----------  ----------  --------------  ------------
     Total                         10,364      9,770               -        20,134

Cost of sales:
  Product                           2,288      4,936               -         7,224
  Service                           2,503        802               -         3,305
                               ----------  ----------  --------------  ------------
     Total                          4,791      5,738               -        10,529
                               ----------  ----------  --------------  ------------

Gross margin                        5,573      4,032               -         9,605

Operating expenses:
  Sales and marketing               1,924      2,682             152         4,758
  Research and development          1,278      3,299               -         4,577
  General and administrative          406        502           1,359         2,267
                               ----------  ----------  --------------  ------------
    Total operating expenses        3,608      6,483           1,511        11,602
                               ----------  ----------  --------------  ------------

Operating income (loss)        $    1,965  $  (2,451)  $      (1,511)  $    (1,997)
                               ==========  ==========  ==============  ============

The following summarizes the operating income (loss) by segment for the six month periods ended December 31, 2003 and December 31, 2002, respectively:

                                              (DOLLARS IN THOUSANDS)
                                  SIX MONTHS ENDED DECEMBER 31, 2003 (UNAUDITED)
                               --------------------------------------------------
                                  ISD         VOD        CORPORATE       TOTAL
                               ----------  ---------  --------------  -----------

Revenues:
  Product                      $    9,991  $  20,715  $           -   $    30,706
  Service                           8,164      2,658              -        10,822
                               ----------  ---------  --------------  -----------
     Total                         18,155     23,373              -        41,528

Cost of sales:
  Product                           3,984      9,141              -        13,125
  Service                           4,417      1,617              -         6,034
                               ----------  ---------  --------------  -----------
     Total                          8,401     10,758              -        19,159
                               ----------  ---------  --------------  -----------

Gross margin                        9,754     12,615              -        22,369

Operating expenses:
  Sales and marketing               3,807      4,476            226         8,509
  Research and development          2,873      6,500              -         9,373
  General and administrative          784        381          3,179         4,344
                               ----------  ---------  --------------  -----------
    Total operating expenses        7,464     11,357          3,405        22,226
                               ----------  ---------  --------------  -----------

Operating income (loss)        $    2,290  $   1,258  $      (3,405)  $       143
                               ==========  =========  ==============  ===========


                                  SIX MONTHS ENDED DECEMBER 31, 2002 (UNAUDITED)
                               --------------------------------------------------
                                  ISD         VOD        CORPORATE       TOTAL
                               ----------  ----------  --------------  ------------

Revenues:
  Product                      $    9,971  $  21,328   $           -   $    31,299
  Service                           9,163      1,813               -        10,976
                               ----------  ----------  --------------  ------------
     Total                         19,134     23,141               -        42,275

Cost of sales:
  Product                           4,064     10,177               -        14,241
  Service                           5,110      1,462               -         6,572
                               ----------  ----------  --------------  ------------
     Total                          9,174     11,639               -        20,813
                               ----------  ----------  --------------  ------------

Gross margin                        9,960     11,502               -        21,462

Operating expenses:
  Sales and marketing               3,768      5,086             308         9,162
  Research and development          2,677      6,347               -         9,024
  General and administrative          835      1,065           2,695         4,595
                               ----------  ----------  --------------  ------------
    Total operating expenses        7,280     12,498           3,003        22,781
                               ----------  ----------  --------------  ------------

Operating income (loss)        $    2,680  $    (996)  $      (3,003)  $    (1,319)
                               ==========  ==========  ==============  ============

11.  ISSUANCE AND ACCRUAL OF NON-CASH WARRANTS

Comcast Cable Communications, Inc. Warrants

     On March 29, 2001, Concurrent entered into a three-year definitive purchase agreement with Comcast Cable Communications, Inc. ("Comcast"), providing for the purchase of VOD equipment. As part of that agreement, Concurrent agreed to issue three different types of warrants.

     Concurrent issued a warrant to purchase 50,000 shares of its Common Stock on March 29, 2001, exercisable at $5.196 per share over a four-year term. This warrant is referred to as the "Initial Warrant."

     Concurrent is also generally obligated to issue new warrants to purchase shares of its Common Stock to Comcast at the end of each quarter through March 31, 2004, based upon specified performance goals which are measured by the number of Comcast basic cable subscribers that have the ability to utilize the VOD service. The incremental number of subscribers that have access to VOD at each quarter end as compared to the prior quarter end multiplied by a specified percentage is the number of additional warrants that were earned during the quarter. These warrants are referred to as the "Performance Warrants". Concurrent issued to Comcast a performance warrant for 4,431 shares on October 9, 2001, exercisable at $6.251 per share over a four-year term, a performance warrant for 52,511 shares on January 15, 2002, exercisable at $15.019 per share over a four year term, and a performance warrant for 1,502 shares on August 10, 2002, exercisable at $5.707 per share over a four year term. No warrants were issued during the three and six month periods ended December 31, 2003.

     Concurrent will also issue additional warrants to purchase shares of its Common Stock, if at the end of any quarter the then total number of Comcast basic cable subscribers with the ability to utilize the VOD services exceeds specified threshold levels. These warrants are referred to as the "Cliff Warrants".

     Concurrent is recognizing the value of the Performance Warrants and the Cliff Warrants over the term of the agreement as Comcast purchases additional VOD equipment from Concurrent and makes the service available to its customers. The value of the warrants is determined using the Black-Scholes valuation model. The weighted-average assumptions used for the quarters ended December 31, 2003 and 2002, respectively, were: expected dividend yield of 0% for both periods; risk-free interest rate of 2.83% and 2.39%; expected life of 4 years for both periods; and an expected volatility of 111% and 120%. Concurrent will adjust the value of the earned but unissued warrants on a quarterly basis using the Black-Scholes valuation model until the warrants are actually issued. The value of the new warrants earned and any adjustments in value for warrants previously earned will be determined using the Black-Scholes valuation model and recognized as part of revenue on a quarterly basis.

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

     For the three and six months ended December 31, 2003, Concurrent recognized $80,000 and $431,000, respectively, as a reduction in revenue for the Performance Warrants and Cliff Warrants that have been earned but unissued as of December 31, 2003. The decrease in revenue during the three and six months ended December 31, 2003 is due to the increase in the number of Comcast basic cable subscribers that have the ability to utilize VOD services and the increase in the Black-Scholes value of the warrants earned but unissued. For the three months ended December 31, 2002, Concurrent recognized $56,000 as a decrease in revenue for the Performance Warrants and Cliff Warrants that have been earned but unissued. For the six months ended December 31, 2002, Concurrent recognized $2,000 as an increase in revenue for the Performance Warrants and Cliff Warrants that have been earned but unissued due primarily to a decrease in the Black-Scholes value of the warrants earned but unissued as of December 31, 2002.

Scientific  Atlanta,  Inc.  Warrants

     In accordance with a five year definitive agreement with Scientific Atlanta, Inc. ("SAI") executed in August of 1998, Concurrent agreed to issue warrants to SAI upon achievement of pre-determined revenue targets. The value of these warrants could not exceed 5% of applicable revenue and the number of shares of Concurrent common stock related to the warrants was determined using the Black-Scholes valuation model and could not exceed 888,888 shares for every $30 million of revenue from the sale of VOD servers using the SAI platform. The Black-Scholes value of these warrants could not impact gross margin by more than $1.5 million per $30 million of applicable revenue. Concurrent accrued for this cost as a part of cost of sales at the time of recognition of applicable revenue. Concurrent issued warrants to purchase 261,164 of its common stock to SAI upon reaching the first $30 million threshold on April 1, 2002, exercisable at $7.106 per share over a four-year term, all of which are still outstanding as of December 31, 2003.

     The five year definitive agreement with SAI expired on August 17, 2003, and at that time Concurrent had not reached the second $30 million threshold of revenue using the SAI platform. As a result, Concurrent was not obligated to issue a warrant under the agreement regarding the second $30 million threshold, and accordingly, reversed $1.3 million of expense in the first quarter of fiscal 2004, which had been previously accrued in anticipation of reaching the next $30 million threshold. This reversal was recorded in VOD product cost of sales. For the three and six month periods ended December 31, 2002, Concurrent recognized $190,000 and $193,000, respectively, as part of VOD product cost of sales for the SAI warrants that had been earned but unissued.


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

     In December 2003, the FASB issued FIN 46(R), "Consolidation of Variable Interest Entities" FIN 46(R) replaced FIN 46, "Consolidation of Variable
Interest Entities" (issued in January 2003), and expands and clarifies FIN 46, as well as updates the effective date and transition guidance. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," in determining whether a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities. This interpretation applies to variable interest entities created or obtained after January 31, 2003, and as of July 1, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The FASB subsequently issued FASB Staff Position FIN 46-6, which defers the effective date for applying the provisions of FIN 46 to financial statements for (1) interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 and (2) non-registered investment companies. Concurrent does not have any variable interest entities; therefore, management believes this statement will not have a material impact on Concurrent's consolidated financial statements.

     In December 2003, the FASB issued SFAS 132(R) "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. The provisions of this Statement do not change the measurement and recognition provisions of FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Statement 132(R) replaces FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, and adds additional disclosures. It requires additional disclosures to those in the original Statement 132 about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. Concurrent will provide interim-period disclosures as required by this Statement beginning in the three and nine month periods ending March 31, 2004.


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

                                                  THREE MONTHS ENDED SIX MONTHS ENDED
                                                      DECEMBER 31,    DECEMBER 31,
                                                     2003    2002    2003    2002
                                                    --------------  --------------
Revenues:
  Product
    Real-time systems                                24.8%   29.2%   24.0%   23.6%
    VOD systems                                      51.1    44.1    49.9    50.5
                                                    ------  ------  ------  ------
      Total product revenues                         75.9    73.3    73.9    74.0

  Service
    Real-time systems                                17.7    22.3    19.7    21.7
    VOD systems                                       6.4     4.4     6.4     4.3
                                                    ------  ------  ------  ------
      Total service revenues                         24.1    26.7    26.1    26.0
                                                    ------  ------  ------  ------

      Total revenues                                100.0   100.0   100.0   100.0

Cost of sales (% of respective sales category):
  Product
    Real-time systems                                47.0    38.9    39.9    40.8
    VOD systems                                      47.4    55.6    44.1    47.7
                                                    ------  ------  ------  ------
      Total product cost of sales                    47.3    48.9    42.7    45.5

  Service
    Real-time systems                                55.6    55.8    54.1    55.8
    VOD systems                                      59.7    90.0    60.8    80.6
                                                    ------  ------  ------  ------
      Total service cost of sales                    56.7    61.5    55.8    59.9
                                                    ------  ------  ------  ------
      Total cost of sales                            49.5    52.3    46.1    49.2
                                                    ------  ------  ------  ------

Gross margin                                         50.5    47.7    53.9    50.8

Operating expenses:
  Sales and marketing                                19.6    23.6    20.5    21.7
  Research and development                           20.8    22.7    22.6    21.3
  General and administrative                          9.6    11.3    10.5    10.9
                                                    ------  ------  ------  ------
      Total operating expenses                       50.0    57.6    53.6    53.9
                                                    ------  ------  ------  ------

Operating income (loss)                               0.5    (9.9)    0.3    (3.1)

Recovery (impairment loss) of minority investment     7.5   (14.6)    6.7    (7.0)
Interest income - net                                 0.3     0.5     0.3     0.7
Other income (expense) - net                         (0.1)    0.2    (0.4)      -
                                                    ------  ------  ------  ------

Income (loss) before income taxes                     8.2   (23.8)    6.9    (9.4)

Provision (benefit) for income taxes                  2.8    (0.6)    2.5     0.2
                                                    ------  ------  ------  ------

Net income (loss)                                     5.4%  (23.2)%   4.4%   (9.6)%
                                                    ======  ======  ======  ======

RESULTS  OF  OPERATIONS

THE THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2002

     Product Sales. Total product sales were $17.2 million for the three months ended December 31, 2003, an increase of $2.4 million, or 16.3%, from $14.8 million for the same period of the prior year. The increase in product sales resulted primarily from the increase in VOD product sales of $2.7 million, or 30.3%, to $11.6 million in the three month period ended December 31, 2003 from $8.9 million for the same period of the prior year. The increase in VOD product sales for the three months ended December 31, 2003 was due primarily to increased volume of VOD server sales and a different mix of customers and products in the three months as compared to the prior year period. This increase in volume of video streams shipped was partially offset by a reduction in the amount of content storage sold and reduced price per stream sold.

     Sales of real-time products decreased $0.3 million, or 4.8%, to $5.6 million for the three month period ended December 31, 2003 from $5.9 million for the same period of the prior year. The decrease in real-time product revenue was due to $1.2 million of revenue in the second quarter of the prior year related to product shipped for the C-130 program which did not recur in the second quarter of the current year. This decrease in domestic revenue was offset by a $0.9 million increase in international revenue in Europe and Asia.

     Service Revenue. Service revenue increased $0.1 million, or 1.6%, to $5.5 million for the three month period ended December 31, 2003, from $5.4 million for the same period of the prior year. VOD service revenue increased $0.6 million, or 62.0%, to $1.5 million in the three month period ended December 31, 2003 from $0.9 million for the same period of the prior year, as the VOD division continued to recognize deferred maintenance revenue and expand its VOD customer base requiring additional installation, training, technical support, and software and hardware maintenance services. The increase in VOD service revenue was offset by a $0.5 million, or 10.4%, decrease in real-time service revenue to $4.0 million for the three month period ended December 31, 2003 from $4.5 million for the same period of the prior year. Real-time service revenue continued to decline primarily due to the cancellation of maintenance contracts as machines were removed from service and from customers purchasing our new products that are less expensive to maintain.

     Product Gross Margin. Product gross margin increased $1.5 million, or 20.2%, to $9.0 million for the three months ended December 31, 2003 from $7.5 million for the same period of the prior year. The product gross margin as a percentage of sales increased to 52.7% in the three month period ended December 31, 2003 from 51.1% in the three month period ended December 31, 2002. VOD product gross margin increased to 52.6% in the three month period ended December 31, 2003 from 44.4% in the same period of the prior year due to the lower cost of the MediaHawk 4000 video server solution sold during the current quarter versus the previous generation MediaHawk 3000 video server solution sold during the same period of the prior year, and also the mix of product sold. In addition, during the prior year period, the VOD division accrued approximately $0.2 million of warrant expense from sales to customers using the SAI platform. The agreement with SAI requiring accrual of this cost expired during the first quarter of fiscal 2004. Real-time product gross margin decreased to 53.0% in the three month period ended December 31, 2003 from 61.1% for the same period of the prior year due to a less favorable product mix, particularly related to higher margin software sales to one specific customer in the prior year quarter, as compared to the current year quarter.

     Service Gross Margin. The gross margin on service sales increased to 43.3% for the three month period ended December 31, 2003 from 38.5% for the same period of the prior year. VOD service margins increased to 40.3% compared to 10.0% in the prior year period as the VOD division continues to build its VOD customer base and revenue at a faster rate than the costs required to provide these services. Real-time service gross margin increased slightly to 44.4% for the three month period ended from 44.2% for the same period of the prior year.

     Sales and Marketing. Sales and marketing expenses decreased as a percentage of sales to 19.6% for the three months ended December 31, 2003 from 23.6% for the same period of the prior year. These expenses decreased $0.3 million, or 6.9%, to $4.5 million during the three month period ended December 31, 2003 from $4.8 million in the same period of the prior year. The ISD division's second quarter sales and marketing expenses increased $0.1 million compared to the same period in the prior year primarily due to an increase in personnel to focus on domestic opportunities. The VOD division's sales and marketing expenses decreased $0.4 million primarily due to reduced salaries and wages of $0.3 million as a result of non-recurring European severance that occurred during the same period of the prior year and the elimination of certain personnel costs in the fourth quarter of fiscal 2003. In addition, the VOD division reduced trade show and other advertising costs during the three months ended December 31, 2003 by $0.2 million compared to the same period of the prior year.

     Research and Development. Research and development expenses decreased as a percentage of sales to 20.8% for the three months ended December 31, 2003 from 22.7% for the same period of the prior year. These expenses increased $0.1 million, or 2.8%, to $4.7 million during the three month period ended December 31, 2003 from $4.6 million during the same period of the prior year. The $0.1 million increase in research and development expense is due to a $0.4 million increase in salaries and related costs as the VOD and ISD divisions added new development staff since the same period of the prior year and a $0.1 million increase in fixed asset depreciation expense in the VOD division, offset by a $0.4 million decrease in external software development and consulting expenses in the VOD division as compared to the same period of the prior year.

     General and Administrative. General and administrative expenses decreased as a percentage of sales to 9.6% for the three months ended December 31, 2003 from 11.3% for the same period of the prior year. These expenses decreased $0.1 million, or 4.1%, to $2.2 million during the three months ended December 31, 2003 compared to $2.3 million in same period of the prior year due primarily to a reduction in the bad debt reserve of $0.3 million, partially offset by a $0.1 million increase in consulting and legal costs, and a $0.1 million increase in accounting salaries and wages in the three months ended December 31, 2003 as compared to the same period of the prior year.

     Recovery (Impairment Loss) of Minority Investment. In the second and third quarters of fiscal 2003, in the aggregate, a net impairment charge of $13.0 million was recorded due to an other-than-temporary decline in the market value of the equity investment in Thirdspace, which included a $6.1 million charge for the write off of two $3.0 million notes receivable and related accrued interest. At the end of fiscal 2003, Thirdspace was sold and placed into liquidation resulting in a recovery for Concurrent of $1.5 million prior to September 30, 2003. Additionally, in the quarter ended December 31, 2003 Concurrent received an additional $1.7 million out of the liquidation. The income recognized related to these proceeds is recorded in the line item "Recovery (impairment loss) of minority investment" in the Condensed Consolidated Statements of Operations and the value of the investment and notes receivables remain at zero on our December 31, 2003 Condensed Consolidated Balance Sheets. Subsequent to December 31, 2003, Concurrent received approximately $300,000, which is expected to be substantially all of the remaining anticipated proceeds related to the liquidation of Thirdspace's remaining assets. The income related to these proceeds will be recognized during the third quarter of fiscal 2004 in the line item "Recovery (impairment loss) of minority investment" in the Condensed Consolidated Statements of Operations.

     Provision (Benefit) for Income Taxes. Income tax expense for our domestic and foreign subsidiaries of $0.7 million was recorded during the three months ended December 31, 2003 based on a pre-tax income of $1.9 million resulting in an effective tax rate for the quarter of 35%. This expense is primarily attributable to U.S. federal income tax that is offset by net operating losses originating prior to the quasi-reorganization in November 1991. For accounting purposes, the benefit from the utilization of the pre quasi-reorganization net operating losses must be recognized directly in equity rather than through the income statement. An income tax benefit of $126,000 was recorded during the three months ended December 31, 2002 based on pre-tax net loss of $4.8 million.

     Net Income (Loss). Net income was $1.2 million or $0.02 per basic and diluted share for the three months ended December 31, 2003. A net loss of $4.7 million or $0.08 per basic and diluted share for the three months ended December 31, 2002 was recorded.

THE SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2002

     Product Sales. Total product sales were $30.7 million for the six months ended December 31, 2003, a decrease of $0.6 million, or 1.9%, from $31.3 million for the same period of the prior year. The decrease in product sales resulted from the decrease in VOD product sales of $0.6 million, or 2.9%, to $20.7 million in the six month period ended December 31, 2003 from $21.3 million for same period of the prior year. The decrease in VOD product sales for the six months ended December 31, 2003 was due primarily to a different mix of customers and products, including decreased sales of internal QAMs and Upconverters and a decrease in prices of certain system components in the six months ended December 31, 2003 as compared to the prior year period. The decrease in VOD product sales was also due to an increase of approximately $0.4 million in revenue reductions resulting from additional warrants being earned by Comcast as compared to the same period of the prior year. The decrease in VOD product sales was partially offset by software sales of our newly released Real-Time Media content ingestion product as compared to the prior year period.

     Sales of real-time products were unchanged at $10.0 million for the six month periods ended December 31, 2003 and 2002.

     Service Revenue. Service revenue decreased $0.2 million, or 1.4%, to $10.8 million for the six month period ended December 31, 2003, from $11.0 million for the same period of the prior year. VOD service revenue increased $0.8 million, or 46.6%, to $2.6 million in the six month period ended December 31, 2003 from $1.8 million for the same period of the prior year, as the VOD division continued to recognize deferred maintenance revenue and expand its VOD customer base requiring additional installation, training, technical support, and software and hardware maintenance services. The increase in VOD service revenue was offset by a $1.0 million, or 10.9%, decrease in real-time service revenue to $8.2 million for the six month period ended December 31, 2003 from $9.2 million for the same period of the prior year. Real-time service revenue continued to decline primarily due to the cancellation of maintenance contracts as machines were removed from service and, to a lesser extent, from customers purchasing our new products that are less expensive to maintain.

     Product Gross Margin. Product gross margin increased $0.5 million, or 3.1%, to $17.6 million for the six months ended December 31, 2003 from $17.1 million for the same period of the prior year. The product gross margin as a percentage of sales increased to 57.3% in the six month period ended December 31, 2003 from 54.5% in the six month period ended December 31, 2002. VOD product gross margin increased to 55.9% in the six month period ended December 31, 2003 from 52.3% in the same period of the prior year. The increase in VOD margin is due to the $1.3 million reversal from cost of sales of previously recognized warrant expense in the six months ended December 31, 2003 and also due to the lower cost of the MediaHawk 4000 video server solution predominantly sold during the current period versus the previous generation MediaHawk 3000 server solution sold during the same period of the prior year. The favorable impact from the SAI warrant expense reversal and lower production costs was partially offset by an increase in the revenue reduction from the warrant accrual for Comcast of approximately $0.4 million over the prior year period due to an increase in the Black-Scholes value of the warrants and increased sales to Comcast during the six months ended December 31, 2003. Real-time product gross margin increased to 60.1% in the six month period ended December 31, 2003 from 59.2% for the same period of the prior year due to a more favorable product mix, particularly related to higher margin software sales in first quarter of fiscal 2004, as compared to the same period of the prior fiscal year.

     Service Gross Margin. The gross margin on service sales increased to 44.2% for the six month period ended December 31, 2003 from 40.1% for the same period of the prior year. VOD service margins increased to 39.2% compared to 19.4% in the prior year period as the VOD division continues to build its VOD customer base and revenue at a faster rate than the costs required to provide these services. Real-time service gross margin increased to 45.9% from 44.2% due primarily to reduced costs from the restructuring initiatives implemented in the fourth quarter of fiscal 2003.

     Sales and Marketing. Sales and marketing expenses decreased as a percentage of sales to 20.5% for the six months ended December 31, 2003 from 21.7% for the same period of the prior year. These expenses decreased $0.7 million, or 7.1%, to $8.5 million during the six month period ended December 31, 2003 from $9.2 million in the same period of the prior year. The ISD division's sales and marketing expenses remained relatively constant as compared to the same period of the prior year as $0.1 million of additional trade show and marketing expense was offset by a $0.1 million decrease in commissions. The VOD division's sales and marketing expenses decreased $0.7 million primarily due to $0.7 million less severance expense and reduced salaries and wages as a result of the elimination of certain personnel costs in the fourth quarter of fiscal 2003. In addition, the VOD division reduced trade show and other advertising costs during the six months ended December 31, 2003 by $0.2 million compared to the same period of the prior year.

     Research and Development. Research and development expenses increased as a percentage of sales to 22.6% for the six months ended December 31, 2003 from 21.3% for the same period of the prior year. These expenses increased $0.4 million, or 3.9%, to $9.4 million during the six month period ended December 31, 2003 from $9.0 million during the same period of the prior year. The $0.4 million increase in research and development expense is due to a $0.8 increase in salaries and related costs as the VOD and ISD divisions added new development staff since the same period of the prior year and a $0.2 million increase in fixed asset depreciation expense in the VOD division, partially offset by a $0.6 million decrease in external software development and consulting expenses in the VOD division as compared to the same period of the prior year.

     General and Administrative. General and administrative expenses decreased as a percentage of sales to 10.5% for the six months ended December 31, 2003 from 10.9% for the same period of the prior year. These expenses decreased $0.3 million, or 5.5%, to $4.3 million during the six months ended December 31, 2003 compared to $4.6 million in same period of the prior year due primarily to a reduction in the bad debt reserve of $0.6 million and insurance expense of $0.1 million. These reduced costs were partially offset by a $0.1 million increase in legal costs and a $0.3 million increase in accounting salaries, wages and consulting fees in the six months ended December 31, 2003 as compared to the same period of the prior year.

     Recovery (Impairment Loss) of Minority Investment. In the second and third quarters of fiscal 2003, in the aggregate, a net impairment charge of $13.0 million was recorded due to an other-than-temporary decline in the market value of our equity investment in Thirdspace, which included a $6.1 million charge for the write off of two $3.0 million notes receivable and related accrued interest. At the end of fiscal 2003, Thirdspace was sold and placed into liquidation resulting in a recovery for Concurrent of $0.5 million prior to July 1, 2003. Additionally, in the six months ended December 31, 2003 Concurrent received an additional $2.8 million out of the liquidation. The income recognized related to these proceeds is recorded in the line item "Recovery (impairment loss) of minority investment" in the Condensed Consolidated Statements of Operations and the value of the investment and notes receivables remain at zero on our December 31, 2003 Condensed Consolidated Balance Sheets. Subsequent to December 31, 2003, Concurrent received approximately $300,000, which is expected to be substantially all of the remaining anticipated proceeds related to the liquidation of Thirdspace's remaining assets. The income related to these proceeds will be recognized during the third quarter of fiscal 2004 in the line item "Recovery (impairment loss) of minority investment" in the Condensed Consolidated Statements of Operations.

     Provision (Benefit) for Income Taxes. Income tax expense for our domestic and foreign subsidiaries of $1.1 million was recorded for the six month period ended December 31, 2003 based on pre-tax income of $2.9 million resulting in an effective tax rate for the period of 36.7%. This expense is primarily attributable to U.S. federal income tax that is offset by net operating losses originating prior to our quasi-reorganization in November 1991. For accounting purposes, the benefit from the utilization of the pre quasi-reorganization net operating losses must be recognized directly in equity rather than through the income statement. We recorded income tax expense of $0.1 million during the six months ended December

31, 2002 based on pre-tax net loss of $4.0 million. This expense was primarily attributable to foreign withholding taxes and income earned in foreign locations, which cannot be offset by net operating loss carryforwards.

     Net Income (Loss). Net income of $1.8 million or $0.03 per basic and diluted share was recorded for the six months ended December 31, 2003. A net loss of $4.0 million or $0.07 per basic and diluted share for the six months ended December 31, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

     - the actual versus anticipated decline in sales of real-time proprietary systems and service maintenance revenue;
     -    revenues  from  real-time  systems;
     - revenue growth from VOD systems and the pace at which cable companies implement VOD technology;
     - ongoing cost control actions and expenses, including for example, research and development and capital expenditures;
     -    the  margins  on  the  VOD  and  real-time  businesses;
     -    our  ability  to  raise  additional  capital,  if  necessary;
     -    our  ability  to  obtain  bank  financing,  if  necessary;
     - timing of product shipments which occur primarily during the last month of the quarter;
     - the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles;
     - the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases; and
     - the success of the fourth generation VOD platform and our real time Linux products.

     We used cash of $4.8 million from operating activities during the six months ended December 31, 2003 compared to providing cash of $5.1 million during the same period of the prior year. The decrease in cash from operations was primarily due to timing differences between payments for inventory purchased, processed and sold during the year and collections of receivables generated from these sales, partially offset by net income in the six months ended December 31, 2003 compared to a net loss in the six months ended December 31, 2002.

     We invested $2.1 million in property, plant and equipment during the six months ended December 31, 2003 compared to $3.0 million during the six months ended December 31, 2002. Capital additions during the first six months of fiscal 2004 related primarily to product development and testing equipment and demonstration equipment for our VOD division. Concurrent received an additional $2.8 million from the continued liquidation of Thirdspace during the six month period ended December 31, 2003. Subsequent to December 31, 2003, Concurrent received approximately $300,000, which is expected to be substantially all of the remaining anticipated proceeds related to the liquidation of Thirdspace's remaining assets.

     We received $1.1 million and $8,000 from the issuance of common stock to employees and directors who exercised stock options during the six months ended December 31, 2003 and 2002, respectively.

     At December 31, 2003, we had working capital of $34.7 million and had no material commitments for capital expenditures. We believe that the existing cash balances and funds generated by operations will be sufficient to meet the anticipated working capital and capital expenditure requirements for the next 12 months.

     Deferred revenues increased $4.5 million from $7.6 million at June 30, 2003 to $12.1 million at December 31, 2003. This increase is primarily due to billings to a North America cable operator in advance of our ability to recognize revenue under SOP 97-2 and due to the growing base of cable customers with maintenance programs where the revenue is recognized ratably over the maintenance period.

     We maintain pension plans for certain employees and former employees in the United Kingdom and Germany. The projected benefit obligation for the benefit plans at June 30, 2003 and June 30, 2002 as determined in accordance with SFAS No. 87, "Employers Accounting for Pensions", was $21.5 million and $17.0 million, respectively, and the value of the plans assets was $12.9 million and $12.0 million, respectively. As a result, the plans were underfunded by $8.6 million at June 30, 2003 and by $5.0 million at June 30, 2002. The value of plan assets was $14.8 million at December 31, 2003. It is likely that the amount of our contribution to the plans will increase from the $394,000 of contributions made in fiscal 2003. In addition, management expects the pension cost to be recognized in the financial statements will increase from the $747,000 recognized in fiscal 2003 to approximately $1,060,000 in fiscal 2004, of which approximately $530,000 was recognized in the six months ended December 31, 2003. The expense to be recognized in future periods could increase further, depending upon the amount of the change in the fair market value of the plan assets and the change in the projected benefit obligation.

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

     CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements made or incorporated by reference in this report on Form 10-Q may constitute "forward-looking statements" within the meaning of the federal securities laws. When used or incorporated by reference in this prospectus, the words "believes," "expects," "estimates", "anticipates" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation:

     -    the  concentration  of  our  customers;
     -    capital  spending  patterns  by  a  limited  customer  base;
     -    system  errors  or  failures;
     -    the  success  of  new  products  in  both  the  VOD and ISD divisions;
     -    our  ability  to  keep  our  customers  satisfied;
     -    failure  to  effectively  manage  growth;
     -    availability  of  VOD  content;
     -    changes  in  product  demand;

     -    delays  in  testing  and  introductions  of  new  products;
     -    reliance  on  a  limited  number  of  suppliers;
     - the highly competitive environment in which we operate and predatory pricing pressures;
     -    failure  to  effectively  service  the  installed  base;
     -    the  entry  of  new  well-capitalized  competitors  into  our markets;
     - uncertainties relating to the development and ownership of intellectual property;
     -    rapid  technology  changes;
     -    economic  conditions;
     - uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights;
     -    the  pricing and availability of equipment, materials and inventories;
     -    the  limited  operating  history  of  our  VOD  segment;
     - demand shifts from high-priced, proprietary real-time systems to low-priced, open server systems;
     -    contract  obligations  that  could  impact  revenue  recognition;
     -    delays  or  cancellations  of  customer  orders;
     -    various  inventory  risks  due  to  changes  in  market  conditions;
     - the availability of Linux software in light of issues raised by the SCO Group;
     -    the  success  of  our new initiative in our Concurrent Federal Systems
          (CFSI) subsidiary to penetrate opportunities with the U.S. government;
     - uncertainties associated with international business activities, including foreign regulations, trade controls, taxes and currency fluctuations; and
     - the valuation of equity investments and collectibility of notes receivable.

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

ITEM 4.   CONTROLS  AND  PROCEDURES

     As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, the end of the quarter to which this report relates. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes to our internal controls over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of their evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not presently involved in any material litigation, but have the following matters pending:

     -    SeaChange  International,  Inc. v. Putterman, et al, Arkansas Court of
          ---------------------------------------------------
          Appeals, Case No. CA 01-1126. The suit was filed on June 14, 1999 alleging that we defamed SeaChange International, Inc. ("SeaChange"). On June 14, 2000, we counterclaimed against SeaChange alleging that SeaChange defamed us. On January 4, 2001, the court granted our motion to dismiss all claims against us. SeaChange subsequently and successfully appealed and the actual trial began January 26, 2004.

     -    Eason  v.  Concurrent  Computer  Corp,  et  al., Superior Court of New
          -----------------------------------------------
          Jersey, Appellate Division, Docket No. A-003181-02T2. This suit arose out of a personal injury claim filed in 1994 wherein plaintiff alleged that he was injured when a lamp post fell in our parking lot. The case against us was dismissed in 1995, but in 2000 the plaintiff amended the cause of action and refiled against us alleging spoliation of evidence. The plaintiff obtained a default judgment for $119,800 in December 2001 that was vacated in August 2002. Plaintiff subsequently refiled and in February 2003 the court granted our motion to dismiss all claims. Plaintiff has appealed, and the matter has been briefed. A decision by the appellate court is expected this fiscal year.

     We are involved in various other legal proceedings. We believe that any liability which may arise as a result of these proceedings, including the proceedings specifically discussed above, will not have a material adverse effect on our financial condition.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Concurrent's Annual Meeting of Stockholders was held on October 21, 2003. The results of the voting were as follows:

     - The following persons were elected as directors to serve until the next annual meeting of stockholders: Alex B. Best (56,041,065 votes for, 493,058 votes withheld), Charles Blackmon (54,697,430 votes for, 1,836,693 votes withheld), Michael A. Brunner (54,607,721 votes for,
          1,926,402 votes withheld), Jack A. Bryant (55,860,076 votes for, 674,047 votes withheld), Bruce N. Hawthorne (48,736,123 votes for, 7,798,000 votes withheld), C. Shelton James (54,614,155 votes for,
          1,919,968 votes withheld) and Steve G. Nussrallah (55,074,429 votes for, 1,459,694 votes withheld).

     - The selection by the Audit Committee of Deloitte & Touch LLP as Concurrent's independent auditors for the fiscal year ending June 30, 2004 was ratified (53,959,589 votes for, 2,489,125 votes against, 85,409 votes abstained).

ITEM 5.     OTHER  INFORMATION

     Our Vice President of Worldwide Sales and Marketing for our ISD division, Robert T. Menzel, informed the Company of his plans to retire from Concurrent effective February 13, 2004. Mr. Menzel's retirement comes after over 25 years of service in the computer and simulation business and after 12 years of service at Concurrent.

     Our Vice President of Sales for our VOD division, David M. Nicholas, announced his resignation. David began his employment with Concurrent in March of 1999. Mr. Nicholas will be pursuing other interests.

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

      10.1 - Form Indemnification Agreement and Schedule of Directors who have entered into such agreement (incorporated by reference to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

      10.2** - Schedule  of  officers  who  have  entered  into  the  Form
               Indemnification  Agreement, referenced in Exhibit 10.1.

      10.3** - Indemnification Agreement between the Registrant and Robert E.
               Chism, dated June 27, 1996.

      11.1*  - Statement  Regarding  Computation  of  Per  Share  Earnings.

      31.1** - Certification  of  Chief  Executive Officer, pursuant to Rule
               13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2** - Certification  of  Chief  Financial Officer, pursuant to Rule
               13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1** - Certification  of  Chief  Executive  Officer,  pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2** - Certification  of  Chief  Financial  Officer,  pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * Data required by Statement of Financial Accounting Standards No. 128, "Earnings per Share," is provided in the Notes to the condensed consolidated financial statements in this report.

     **  Filed  herewith.


(b)  Reports on Form 8-K.

     The following reports on Form 8-K were filed during the period covered by this report:

          - Current Report on Form 8-K furnished on October 23, 2003, relating to results of operations and financial condition as of and for the quarter ended September 30, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report for the quarter ended December 31, 2003, to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 12, 2004   CONCURRENT COMPUTER CORPORATION




                          By:  /s/ Steven R. Norton
                               ---------------------------------
                               Steven R. Norton
                               Executive Vice President, Chief Financial Officer and Secretary
                               (Principal Financial and Accounting Officer,
                               Authorized Officer)

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

      10.1 - Form Indemnification Agreement and Schedule of Directors who have entered into such agreement (incorporated by reference to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

      10.2** - Schedule  of  officers  who  have  entered  into  the  Form
               Indemnification  Agreement, referenced in Exhibit 10.1.

      10.3** - Indemnification Agreement between the Registrant and Robert E.
               Chism, dated June 27, 1996.

      11.1*  - Statement  Regarding  Computation  of  Per  Share  Earnings.

      31.1** - Certification  of  Chief  Executive Officer, pursuant to Rule
               13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2** - Certification  of  Chief  Financial Officer, pursuant to Rule
               13a-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1** - Certification  of  Chief  Executive  Officer,  pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2** - Certification  of  Chief  Financial  Officer,  pursuant to 18
               U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     * Data required by Statement of Financial Accounting Standards No. 128, "Earnings per Share," is provided in the Notes to the condensed consolidated financial statements in this report.

     **  Filed  herewith.