Form 10-Q
period 2004-03-31
CONCURRENT COMPUTER CORP/DE
filed 2004-05-10
CIK 749038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 --------------


                                    FORM 10-Q

    (Mark One)

         X        Quarterly Report Pursuant to Section 13 or 15(d) of
       -----
                      the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2004


                                       or

                  Transition Report Pursuant to Section 13 or 15(d) of
       -----
                      the Securities Exchange Act of 1934

                  For the Transition Period from ____ to  ____


                           Commission File No. 0-13150

                                 --------------

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

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of May 3, 2004 was 62,627,107.

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
                                     CONCURRENT COMPUTER CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                             MARCH 31,                 MARCH 31,
                                                         2004         2003         2004         2003
                                                      -----------  -----------  -----------  -----------
Revenues:
  Product
    Real-time systems                                 $    4,964   $    5,027   $   14,955   $   14,998
    VOD systems                                           13,250        7,631       33,965       28,959
                                                      -----------  -----------  -----------  -----------
      Total product revenues                              18,214       12,658       48,920       43,957
  Service
    Real-time systems                                      3,832        4,169       11,996       13,332
    VOD systems                                            1,565          821        4,223        2,634
                                                      -----------  -----------  -----------  -----------
      Total service revenues                               5,397        4,990       16,219       15,966
                                                      -----------  -----------  -----------  -----------
      Total revenues                                      23,611       17,648       65,139       59,923

Cost of sales:
  Product
    Real-time systems                                      1,909        1,926        5,893        5,990
    VOD systems                                            7,734        4,308       16,875       14,485
                                                      -----------  -----------  -----------  -----------
      Total product cost of sales                          9,643        6,234       22,768       20,475
  Service
    Real-time systems                                      2,076        2,725        6,493        7,835
    VOD systems                                              996          754        2,613        2,216
                                                      -----------  -----------  -----------  -----------
      Total service cost of sales                          3,072        3,479        9,106       10,051
                                                      -----------  -----------  -----------  -----------
      Total cost of sales                                 12,715        9,713       31,874       30,526
                                                      -----------  -----------  -----------  -----------

Gross margin                                              10,896        7,935       33,265       29,397

Operating expenses:
  Sales and marketing                                      4,259        4,287       12,768       13,449
  Research and development                                 5,091        4,991       14,464       14,015
  General and administrative                               2,656        2,381        7,000        6,976
                                                      -----------  -----------  -----------  -----------
      Total operating expenses                            12,006       11,659       34,232       34,440
                                                      -----------  -----------  -----------  -----------

Operating loss                                            (1,110)      (3,724)        (967)      (5,043)

Recovery (impairment loss) of minority investment            289      (10,479)       3,047      (13,422)
Interest income - net                                         95          109          233          407
Other expense - net                                          (37)         (94)        (191)         (94)
                                                      -----------  -----------  -----------  -----------

Income (loss) before income taxes                           (763)     (14,188)       2,122      (18,152)

Provision (benefit) for income taxes                        (700)          72          360          153
                                                      -----------  -----------  -----------  -----------

Net income (loss)                                     $      (63)  $  (14,260)  $    1,762   $  (18,305)
                                                      ===========  ===========  ===========  ===========

Net income (loss) per share
      Basic                                           $    (0.00)  $    (0.23)  $     0.03   $    (0.30)
                                                      ===========  ===========  ===========  ===========
      Diluted                                         $    (0.00)  $    (0.23)  $     0.03   $    (0.30)
                                                      ===========  ===========  ===========  ===========
      Weighted average shares outstanding - basic         62,565       61,975       62,318       61,899
                                                      ===========  ===========  ===========  ===========
      Weighted average shares outstanding - diluted       62,565       61,975       63,119       61,899
                                                      ===========  ===========  ===========  ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                         CONCURRENT COMPUTER CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                              MARCH 31,    JUNE 30,
                                                2004         2003
                                             -----------  ----------
       ASSETS
Current assets:
  Cash and cash equivalents                  $   25,706   $  30,697
  Accounts receivable - net                      21,478      10,371
  Inventories                                     8,342       7,174
  Deferred tax asset                                998         998
  Prepaid expenses and other current assets       1,205         879
                                             -----------  ----------
    Total current assets                         57,729      50,119

Property, plant and equipment - net              11,580      11,862
Purchased developed computer software - net       1,061       1,203
Goodwill                                         10,744      10,744
Investment in minority owned companies              553         553
Deferred tax asset                                1,749       1,749
Other long-term assets - net                      1,701       1,609
                                             -----------  ----------
    Total assets                             $   85,117   $  77,839
                                             ===========  ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses      $   13,850   $  14,644
  Deferred revenue                                8,294       5,295
                                             -----------  ----------
    Total current liabilities                    22,144      19,939

Long-term liabilities:
  Deferred revenue                                4,116       2,350
  Deferred tax liability                          1,981       2,107
  Pension liability                              11,201       9,617
  Other                                             346         368
                                             -----------  ----------
    Total liabilities                            39,788      34,381

Stockholders' equity:
  Common stock                                      630         623
  Capital in excess of par value                174,468     174,396
  Accumulated deficit                          (121,167)   (122,929)
  Treasury stock                                    (58)        (58)
  Unearned Compensation                            (372)       (576)
  Accumulated other comprehensive loss           (8,172)     (7,998)
                                             -----------  ----------
    Total stockholders' equity                   45,329      43,458
                                             -----------  ----------

Total liabilities and stockholders' equity   $   85,117   $  77,839
                                             ===========  ==========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                         CONCURRENT COMPUTER CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                            NINE MONTHS ENDED
                                                                MARCH 31,
                                                           2004         2003
                                                        -----------  -----------
OPERATING ACTIVITIES
Net income (loss)                                       $    1,762   $  (18,305)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
  Accrual of non-cash warrants                              (1,084)         295
  Depreciation and amortization                              3,986        3,535
  Provision for inventory reserves                             686          102
  Provision for bad debts                                     (601)           8
  Non-cash income tax provision                                 99            -
  Impairment loss (recovery) of minority investment         (3,047)      13,422
  Other non cash expenses                                       59           16
  Changes in operating assets and liabilities:
    Accounts receivable                                    (10,506)       8,924
    Inventories                                             (1,854)         (30)
    Prepaid expenses and other current assets                 (326)        (533)
    Other long-term assets                                     (93)        (692)
    Accounts payable and accrued expenses                     (794)      (4,921)
    Deferred revenue                                         4,765        3,888
    Pension liability                                        1,584          648
    Other long-term liabilities                                 47          194
                                                        -----------  -----------
  Total adjustments to net income (loss)                    (7,079)      24,856
                                                        -----------  -----------
Net cash provided by (used in) operating activities         (5,317)       6,551
INVESTING ACTIVITIES
  Net additions to property, plant and equipment            (3,458)      (4,471)
  Recovery of minority investment                            3,047            -
  Note receivable from minority owned company                    -       (3,000)
  Other                                                          -          (29)
                                                        -----------  -----------
Net cash used in investing activities                         (411)      (7,500)
FINANCING ACTIVITIES
  Net repayment of capital lease obligation                    (69)         (63)
  Proceeds from sale and issuance of common stock            1,182          546
                                                        -----------  -----------
Net cash provided by financing activities                    1,113          483
Effect of exchange rates on cash and cash equivalents         (376)         174
                                                        -----------  -----------
Decrease in cash and cash equivalents                       (4,991)        (292)
Cash and cash equivalents at beginning of period            30,697       30,519
                                                        -----------  -----------
Cash and cash equivalents at end of period              $   25,706   $   30,227
                                                        ===========  ===========
Cash paid during the period for:
  Interest                                              $        7   $       13
                                                        ===========  ===========
  Income taxes (net of refunds)                         $      408   $      290
                                                        ===========  ===========

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

     Concurrent's VOD division provides VOD systems consisting of hardware and software as well as integration services, primarily to cable television companies that have upgraded their networks to support interactive, digital services. Concurrent's ISD division provides high-performance, real-time computer systems to commercial and government customers for use in applications such as simulation and data acquisition.

     The condensed, consolidated interim financial statements of Concurrent are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of Concurrent's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended June 30, 2003. There have been no significant changes to Concurrent's Accounting Policies as disclosed in the Annual Report on Form 10-K for the year ended June 30, 2003. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.


2.   BASIC  AND  DILUTED  NET  INCOME  PER  SHARE

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Common share equivalents of 5,863,000 and 5,996,000 for the three month periods ended March 31, 2004 and 2003, respectively, were excluded from the calculation as their effect was antidilutive. Common share equivalents of 5,284,000 and 6,107,000 for the nine month periods ended March 31, 2004 and 2003, respectively, were excluded from the calculation as their effect was antidilutive. The following table presents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the periods indicated:

                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  MARCH 31, 2004                 MARCH 31, 2004
                                          -----------------------------  -----------------------------
                                               BASIC          DILUTED         BASIC          DILUTED
                                          ----------------  -----------  ----------------  -----------

Average outstanding shares                         62,565       62,565            62,318       62,318
Dilutive effect of options and warrants                 -            -                 -          801
                                          ----------------  -----------  ----------------  -----------
Equivalent shares                                  62,565       62,565            62,318       63,119
                                          ================  ===========  ================  ===========

Net income (loss)                         $           (63)  $      (63)  $         1,762   $    1,762
                                          ================  ===========  ================  ===========
Net income (loss) per share               $         (0.00)  $    (0.00)  $          0.03   $     0.03
                                          ================  ===========  ================  ===========

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  MARCH 31, 2003                 MARCH 31, 2003
                                          -----------------------------  -----------------------------
                                               BASIC          DILUTED         BASIC          DILUTED
                                          ----------------  -----------  ----------------  -----------

Average outstanding shares                         61,975       61,975            61,899       61,899
Dilutive effect of options and warrants                 -            -                 -            -
                                          ----------------  -----------  ----------------  -----------
Equivalent shares                                  61,975       61,975            61,899       61,899
                                          ================  ===========  ================  ===========

Net loss                                  $       (14,260)  $  (14,260)  $       (18,305)  $  (18,305)
                                          ================  ===========  ================  ===========
Net loss per share                        $         (0.23)  $    (0.23)  $         (0.30)  $    (0.30)
                                          ================  ===========  ================  ===========


3.   STOCK-BASED COMPENSATION

     At March 31, 2004, Concurrent had stock-based employee compensation plans which are described in Note 15 in our annual report on Form 10-K for the year ended June 30, 2003. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. For the three and nine months ended March 31, 2004, Concurrent recognized $19,000 and $85,000, respectively, of stock compensation expense for the issuance of restricted stock awards. There is no other stock-based employee compensation expense reflected in net income (loss) for the three and nine months periods ended March 31, 2004. For the three and nine months ended March 31, 2003, there was no stock-based employee compensation expense reflected in net income (loss).

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

                                                    (IN  THOUSANDS,  EXCEPT  PER  SHARE  DATA)

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        MARCH 31,                 MARCH 31,
                                                    2004         2003         2004         2003
                                                 -----------  -----------  -----------  -----------
Net income (loss) as reported                    $      (63)  $  (14,260)  $    1,762   $  (18,305)

  Deduct: Total stock-based employee
    compensation expense determined under
    the fair value method, net of related taxes      (1,093)      (1,480)      (3,157)      (5,017)
                                                 -----------  -----------  -----------  -----------

  Pro forma net loss                             $   (1,156)  $  (15,740)  $   (1,395)  $  (23,322)
                                                 ===========  ===========  ===========  ===========

Net income (loss) per share:

  Basic-as reported                              $    (0.00)  $    (0.23)  $     0.03   $    (0.30)
                                                 ===========  ===========  ===========  ===========

  Basic-pro forma                                $    (0.02)  $    (0.25)  $    (0.02)  $    (0.38)
                                                 ===========  ===========  ===========  ===========

  Diluted-as reported                            $    (0.00)  $    (0.23)  $     0.03   $    (0.30)
                                                 ===========  ===========  ===========  ===========

  Diluted-pro forma                              $    (0.02)  $    (0.25)  $    (0.02)  $    (0.38)
                                                 ===========  ===========  ===========  ===========


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

5.   INVENTORIES

     Inventories are valued at the lower of cost or market, with cost being determined by using the first-in, first-out method. The components of inventories are as follows:

                    (DOLLARS IN THOUSANDS)

                    MARCH 31,   JUNE 30,
                       2004       2003
                    ----------  ---------
Raw materials, net  $    7,030  $   5,933
Work-in-process            832      1,024
Finished goods             480        217
                    ----------  ---------
                    $    8,342  $   7,174
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

     In the first three quarters of fiscal 2004, Concurrent received, in the aggregate, $3.0 million in proceeds as a result of the sale of the majority of Thirdspace's remaining assets. The proceeds received from the sale of these assets are recorded in the line item "Recovery (impairment loss) of minority investment" in the Condensed Consolidated Statements of Operations. Subsequent to March 31, 2004, Concurrent received an additional $56,000, which is expected to be the final proceeds related to the liquidation of Thirdspace's remaining assets. The income related to these proceeds will be recognized during the fourth quarter of fiscal 2004 in the line item "Recovery (impairment loss) of minority investment" of the Condensed Consolidated Statements of Operations. Concurrent does not anticipate any further cash proceeds related to the liquidation of Thirdspace's remaining assets, and expects this to be one of the final assets to be distributed as part of this liquidation.

     In April 2002, Concurrent invested cash of $500,000 in Everstream Holdings, Inc. ("Everstream") in exchange for 480,770 shares of Series C Preferred stock, giving Concurrent a 4.9% ownership interest. Everstream is a privately held company specializing in broadband advertising systems, operations and data warehousing software and related integration services. Concurrent is accounting for its investment in the Series C Preferred stock of Everstream using the cost method because Concurrent does not believe it exercises significant influence on Everstream. This investment is reviewed quarterly for impairment, and as of March 31, 2004, there has been no evidence of permanent impairment of the Everstream investment.

     In the ordinary course of business, Concurrent purchases consulting services from Everstream. During the three and nine months ended March 31, 2004, Concurrent purchased $22,000 and $35,000 of contract development services, respectively, from Everstream. During the three and nine months ended March 31, 2003, Concurrent purchased $225,000 and $863,000 of contract software development services, respectively, from Everstream.

     Concurrent's equity investment is reviewed for impairment on a quarterly basis in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock" and SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," respectively.


7.   RESTRUCTURING  ACTIVITIES

     During the fourth quarter of fiscal 2003, Concurrent implemented a restructuring plan to realign resources to focus on more strategic and immediate growth opportunities and to align the Company's cost structure with revenue projections. As part of the restructuring plan, Concurrent terminated approximately 7% of its global workforce and reduced office space in certain international locations. The restructuring plan was accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The activities related to this restructuring plan as of March 31, 2004 are as follows:


                                              (DOLLARS IN THOUSANDS)

                                                         LEASE
                                         WORKFORCE   TERMINATIONS
                                         REDUCTION     AND OTHER    TOTAL
                                         ----------  -------------  ------

Restructuring accrual at June 30, 2003   $      866  $         223  $1,089
Cash payments                                   712            170     882
                                         ----------  -------------  ------
Restructuring accrual at March 31, 2004  $      154  $          53  $  207
                                         ==========  =============  ======

8.   ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     The components of accounts payable and accrued expenses are as follows:

                               (DOLLARS IN THOUSANDS)

                                MARCH 31,   JUNE 30,
                                  2004        2003
                               ----------  ----------
Accounts payable, trade        $    6,520  $    4,138
Accrued payroll, vacation and
  other employee expenses           3,929       4,760
Warranty accrual                      665       2,131
Restructuring reserve                 207       1,089
Other accrued expenses              2,529       2,526
                               ----------  ----------
                               $   13,850  $   14,644
                               ==========  ==========

     Our estimate of warranty obligations is based on historical experience and expectation of future conditions. The changes in the warranty accrual during fiscal 2004 consist of the following (in thousands):

Balance at June 30, 2003       $ 2,131
Charged to costs and expenses       93
Deductions                      (1,559)
                               --------
Balance at March 31, 2004      $   665
                               ========


9.   COMPREHENSIVE INCOME

     Concurrent's  total  comprehensive  income  (loss)  is  as  follows:

                                                           (DOLLARS IN THOUSANDS)

                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     MARCH 31,                 MARCH 31,
                                                 2004         2003         2004         2003
                                              -----------  -----------  -----------  -----------

Net income (loss)                             $      (63)  $  (14,260)  $    1,762   $  (18,305)
Other comprehensive income (loss):
  Foreign currency translation income (loss)        (188)         327         (174)         271
                                              -----------  -----------  -----------  -----------
Total comprehensive income (loss)             $     (251)  $  (13,933)  $    1,588   $  (18,034)
                                              ===========  ===========  ===========  ===========

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

The following summarizes the operating income (loss) by segment for the three month periods ended March 31, 2004 and March 31, 2003, respectively:


                                                   (DOLLARS IN THOUSANDS)

                                       THREE MONTHS ENDED MARCH 31, 2004(UNAUDITED)
                               ---------------------------------------------------------
                                   ISD           VOD         CORPORATE        TOTAL
                               -----------  -------------  -------------  --------------

Revenues:
  Product                      $     4,964  $     13,250   $          -   $      18,214
  Service                            3,832         1,565              -           5,397
                               -----------  -------------  -------------  --------------
    Total                            8,796        14,815              -          23,611

Cost of sales:
  Product                            1,909         7,734              -           9,643
  Service                            2,076           996              -           3,072
                               -----------  -------------  -------------  --------------
   Total                             3,985         8,730              -          12,715
                               -----------  -------------  -------------  --------------

Gross margin                         4,811         6,085              -          10,896

Operating expenses:
  Sales and marketing                1,976         2,170            113           4,259
  Research and development           1,478         3,613              -           5,091
  General and administrative           263           474          1,919           2,656
                               -----------  -------------  -------------  --------------
    Total operating expenses         3,717         6,257          2,032          12,006
                               -----------  -------------  -------------  --------------

Operating income (loss)        $     1,094  $       (172)  $     (2,032)  $      (1,110)
                               ===========  =============  =============  ==============


                                       THREE MONTHS ENDED MARCH 31, 2003(UNAUDITED)
                               ---------------------------------------------------------
                                   ISD           VOD         CORPORATE        TOTAL
                               -----------  -------------  -------------  --------------
Revenues:
  Product                      $     5,027  $      7,631   $          -   $      12,658
  Service                            4,169           821              -           4,990
                               -----------  -------------  -------------  --------------
    Total                            9,196         8,452              -          17,648

Cost of sales:
Product                              1,926         4,308              -           6,234
Service                              2,725           754              -           3,479
                               -----------  -------------  -------------  --------------
   Total                             4,651         5,062              -           9,713
                               -----------  -------------  -------------  --------------

Gross margin                         4,545         3,390              -           7,935

Operating expenses:
  Sales and marketing                1,811         2,315            161           4,287
  Research and development           1,371         3,620              -           4,991
  General and administrative           441           494          1,446           2,381
                               -----------  -------------  -------------  --------------
    Total operating expenses         3,623         6,429          1,607          11,659
                               -----------  -------------  -------------  --------------

Operating income (loss)        $       922  $     (3,039)  $     (1,607)  $      (3,724)
                               ===========  =============  =============  ==============

The following summarizes the operating income (loss) by segment for the nine month periods ended March 31, 2004 and March 31, 2003, respectively:

                                              (DOLLARS IN THOUSANDS)

                                     NINE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)
                               ------------------------------------------------------
                                   ISD           VOD        CORPORATE       TOTAL
                               ------------  ------------  ------------  ------------

Revenues:
  Product                      $     14,955  $    33,965   $         -   $    48,920
  Service                            11,996        4,223             -        16,219
                               ------------  ------------  ------------  ------------
    Total                            26,951       38,188             -        65,139

Cost of sales:
  Product                             5,893       16,875             -        22,768
  Service                             6,493        2,613             -         9,106
                               ------------  ------------  ------------  ------------
    Total                            12,386       19,488             -        31,874
                               ------------  ------------  ------------  ------------

Gross margin                         14,565       18,700             -        33,265

Operating expenses:
  Sales and marketing                 5,783        6,646           339        12,768
  Research and development            4,351       10,113             -        14,464
  General and administrative          1,047          855         5,098         7,000
                               ------------  ------------  ------------  ------------
    Total operating expenses         11,181       17,614         5,437        34,232
                               ------------  ------------  ------------  ------------

Operating income (loss)        $      3,384  $     1,086   $    (5,437)  $      (967)
                               ============  ============  ============  ============


                                     NINE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)
                               ------------------------------------------------------
                                   ISD           VOD        CORPORATE       TOTAL
                               ------------  ------------  ------------  ------------
Revenues:
  Product                      $     14,998  $    28,959   $         -   $    43,957
  Service                            13,332        2,634             -        15,966
                               ------------  ------------  ------------  ------------
    Total                            28,330       31,593             -        59,923

Cost of sales:
  Product                             5,990       14,485             -        20,475
  Service                             7,835        2,216             -        10,051
                               ------------  ------------  ------------  ------------
    Total                            13,825       16,701             -        30,526
                               ------------  ------------  ------------  ------------

Gross margin                         14,505       14,892             -        29,397

Operating expenses:
  Sales and marketing                 5,579        7,401           469        13,449
  Research and development            4,048        9,967             -        14,015
  General and administrative          1,276        1,559         4,141         6,976
                               ------------  ------------  ------------  ------------
    Total operating expenses         10,903       18,927         4,610        34,440
                               ------------  ------------  ------------  ------------

Operating income (loss)        $      3,602  $    (4,035)  $    (4,610)  $    (5,043)
                               ============  ============  ============  ============

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

     Concurrent was also generally obligated to issue new warrants to purchase shares of its Common Stock to Comcast at the end of each quarter through March 31, 2004, based upon specified performance goals which were measured by the number of Comcast basic cable subscribers that had the ability to utilize the VOD service. The incremental number of subscribers that have access to VOD at each quarter end as compared to the prior quarter end multiplied by a specified percentage is the number of additional warrants that were earned during the quarter. Through March 31, 2004, these warrants are referred to as the "Performance Warrants". Through March 31, 2004, Concurrent issued to Comcast various performance warrants totaling 105,398 shares. These performance warrants are exercisable over a four year term and have exercise prices between $2.62 and $15.02. All of these warrants are outstanding as of March 31, 2004.

     Concurrent may also issue additional warrants to purchase shares of its Common Stock, if as of March 31, 2004 the total number of Comcast basic cable subscribers with the ability to utilize the VOD services exceeds specified threshold levels. These warrants are referred to as the "Cliff Warrants."

     Concurrent is recognizing the value of the Performance Warrants and the Cliff Warrants over the term of the agreement as Comcast purchases additional VOD equipment from Concurrent and makes the service available to its customers. The value of the warrants is determined using the Black-Scholes valuation model. The weighted-average assumptions used for the quarters ended March 31, 2004 and 2003, respectively, were: expected dividend yield of 0% for both periods; risk-free interest rate of 2.46% and 2.36%; expected life of 4 years for both periods; and an expected volatility of 111% and 120%. Concurrent will adjust the value of the earned but unissued warrants on a quarterly basis using the Black-Scholes valuation model until the warrants are actually issued. The value of the new warrants earned and any adjustments in value for warrants previously earned will be determined using the Black-Scholes valuation model and recognized as part of revenue on a quarterly basis.

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

     For the three months ended March 31, 2004, Concurrent recognized $194,000 as an increase in revenue for the Performance Warrants and Cliff Warrants that have been earned but unissued due primarily to a decrease in the Black-Scholes value of the warrants earned but unissued as of March 31, 2004. For the nine months ended March 31, 2004, Concurrent recognized $237,000 as a reduction in revenue for the Performance Warrants and Cliff Warrants that have been earned but unissued as of March 31, 2004. For the three and nine months ended March 31, 2003, Concurrent recognized $21,000 and $19,000, respectively, as a reduction in revenue for the Performance Warrants and Cliff Warrants that have been earned but unissued. The decreases in revenue during the nine months ended March 31, 2004 and 2003 are due to the increase in the number of Comcast basic cable subscribers that have the ability to utilize VOD services.

Scientific Atlanta, Inc. Warrants

     In accordance with a five year definitive agreement with Scientific Atlanta, Inc. ("SAI") executed in August of 1998, Concurrent agreed to issue warrants to SAI upon achievement of pre-determined revenue targets. The value of these warrants could not exceed 5% of applicable revenue and the number of shares of Concurrent common stock related to the warrants was determined using the Black-Scholes valuation model and could not exceed 888,888 shares for every $30 million of revenue from the sale of VOD servers using the SAI platform. The Black-Scholes value of these warrants could not impact gross margin by more than $1.5 million per $30 million of applicable revenue. Concurrent accrued for this cost as a part of cost of sales at the time of recognition of applicable revenue. Concurrent issued warrants to purchase 261,164 of its common stock to SAI upon reaching the first $30 million threshold on April 1, 2002, exercisable at $7.106 per share over a four-year term, all of which are still outstanding as of March 31, 2004.

     The five year definitive agreement with SAI expired on August 17, 2003, and at that time Concurrent had not reached the second $30 million threshold of revenue using the SAI platform. As a result, Concurrent was not obligated to issue a warrant under the agreement regarding the second $30 million threshold, and accordingly, reversed $1.3 million of expense in the first quarter of fiscal 2004, which had been previously accrued in anticipation of reaching the next $30 million threshold. This reversal was recorded in VOD product cost of sales. For the three and nine month periods ended March 31, 2003, Concurrent recognized $82,000 and $275,000, respectively, as part of VOD product cost of sales for the SAI warrants that had been earned but unissued.

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

     The following summarizes the components of net periodic pension cost for the three month and nine month periods ended March 31, 2004 and March 31, 2003, respectively:


                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                 MARCH 31,                 MARCH 31,
           (DOLLARS IN THOUSANDS)                            2004         2003         2004         2003
                                                          -----------  -----------  -----------  -----------

Service cost                                              $       99   $       76   $      280   $      227
Interest cost                                                    312          259          881          777
Expected return on plan assets                                  (215)        (184)        (608)        (553)
Amortization of unrecognized net transition obligation           (19)         (17)         (54)         (51)
Amortization of unrecognized prior service benefit                 7            6           19           18
Recognized actuarial loss                                        108           47          304          141
                                                          -----------  -----------  -----------  -----------
     Net periodic benefit cost                            $      292   $      187   $      822   $      559
                                                          ===========  ===========  ===========  ===========

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

                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                           MARCH 31,               MARCH 31,
                                                       2004        2003        2004        2003
                                                    -----------  ---------  -----------  ---------
                                                          (Unaudited)              (Unaudited)
Revenues:
Product sales (% of total sales):
    Real-time systems                                     21.0%      28.5%        23.0%      25.0%
    VOD systems                                           56.1       43.2         52.1       48.3
                                                    -----------  ---------  -----------  ---------
      Total product revenues                              77.1       71.7         75.1       73.4
  Service:
    Real-time systems                                     16.2       23.6         18.4       22.2
    VOD systems                                            6.7        4.7          6.5        4.4
                                                    -----------  ---------  -----------  ---------
      Total service revenues                              22.9       28.3         24.9       26.6
                                                    -----------  ---------  -----------  ---------

      Total revenues                                     100.0      100.0        100.0      100.0

Cost of sales (% of respective sales category):
  Product:
    Real-time systems                                     38.5       38.3         39.4       39.9
    VOD systems                                           58.4       56.5         49.7       50.0
                                                    -----------  ---------  -----------  ---------
      Total product cost of sales                         52.9       49.2         46.5       46.6
  Service:
    Real-time systems                                     54.2       65.4         54.1       58.8
    VOD systems                                           63.6       91.8         61.9       84.1
                                                    -----------  ---------  -----------  ---------
      Total service cost of sales                         56.9       69.7         56.1       63.0
                                                    -----------  ---------  -----------  ---------
      Total cost of sales                                 53.9       55.0         48.9       50.9
                                                    -----------  ---------  -----------  ---------

Gross margin                                              46.1       45.0         51.1       49.1

Operating expenses:
  Sales and marketing                                     18.0       24.3         19.6       22.4
  Research and development                                21.6       28.3         22.3       23.4
  General and administrative                              11.2       13.5         10.7       11.6
                                                    -----------  ---------  -----------  ---------
      Total operating expenses                            50.8       66.1         52.6       57.5
                                                    -----------  ---------  -----------  ---------

Operating loss                                            (4.7)     (21.1)        (1.5)      (8.4)

Recovery (impairment loss) of minority investment          1.3      (59.4)         4.7      (22.4)
Interest income - net                                      0.4        0.6          0.4        0.7
Other income (expense) - net                              (0.2)      (0.5)        (0.3)      (0.2)
                                                    -----------  ---------  -----------  ---------

Income (loss) before income taxes                         (3.2)     (80.4)         3.3      (30.3)

Provision (benefit) for income taxes                      (2.9)       0.4          0.6        0.3
                                                    -----------  ---------  -----------  ---------

Net income (loss)                                        (0.3)%    (80.8)%         2.7%    (30.5)%
                                                    ===========  =========  ===========  =========

                              RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

     Product Sales. Total product sales were $18.2 million for the three months ended March 31, 2004, an increase of $5.5 million, or 43.9%, from $12.7 million for the same period of the prior year. The increase in product sales resulted primarily from the increase in VOD product sales of $5.6 million, or 73.6%, to $13.2 million in the three month period ended March 31, 2004 from $7.6 million for the same period of the prior year. The increase in VOD product sales for the three months ended March 31, 2004 was due to an increase in volume of VOD server sales due to both new VOD deployments and add-on stream and storage sales to the existing customer base, as compared to the prior year period. Fluctuation in VOD revenue is also often due to the fact that Concurrent has a small base of large customers making periodic large purchases that account for a significant percentage of quarterly revenue. The increase in volume of servers sold was partially offset by a change in product mix and an overall reduction of product price. Sales of real-time products were unchanged at $5.0 million for the three month periods ended March 31, 2004 and 2003.

     Service Revenue. Service revenue increased $0.4 million, or 8.2%, to $5.4 million for the three month period ended March 31, 2004, from $5.0 million for the same period of the prior year. VOD service revenue increased $0.8 million, or 90.6%, to $1.6 million in the three month period ended March 31, 2004 from $0.8 million for the same period of the prior year, as the VOD division continues to recognize deferred maintenance revenue and expand its VOD customer base requiring additional installation, training, technical support, and software and hardware maintenance services. The increase in VOD service revenue was partially offset by a $0.4 million, or 8.1%, decrease in real-time service revenue to $3.8 million for the three month period ended March 31, 2004 from $4.2 million for the same period of the prior year. Real-time service revenue continues to decline primarily due to the cancellation of maintenance contracts as machines were removed from service and from customers purchasing our new products that produce significantly less service revenue.

     Product Gross Margin. Product gross margin increased $2.2 million, or 33.4%, to $8.6 million for the three months ended March 31, 2004 from $6.4 million for the same period of the prior year. The product gross margin as a percentage of product sales decreased to 47.1% in the three month period ended March 31, 2004 from 50.8% in the three month period ended March 31, 2003. VOD product gross margin decreased to 41.6% of VOD product revenue in the three month period ended March 31, 2004 from 43.5% of VOD product revenue in the same period of the prior year due to less than optimal product configurations, continued declines in average price per video stream, and product mix. Real-time product gross margin remained at $3.1 million for each of the three month periods ended March 31, 2004 and 2003, respectively, and decreased slightly as a percentage of real-time product revenue to 61.5 % in the three month period ended March 31, 2004 from 61.7% for the same period of the prior year.

     Service Gross Margin. The gross margin on service sales increased $0.8 million, or 53.9%, to $2.3 million, or 43.1% of service revenue for the three month period ended March 31, 2004 from $1.5 million, or 30.3% of service revenue for the same period of the prior year due to stronger VOD service margins. VOD service margins increased to 36.4% of VOD service revenue compared to 8.2% in the prior year period as the VOD division continues to build its VOD customer base and the fixed costs associated with our customer support activities are being spread over a larger revenue base. Although our VOD service gross margins in the future will change quarter to quarter on a percentage basis, we do not anticipate the percentage to fluctuate at the magnitude of the change in the quarter ended March 31, 2004. Real-time service gross margin increased to 45.8% of real-time service revenue for the three month period ended March 31, 2004 from 34.6% for the same period of the prior year. This increase is primarily due to $0.1 million in severance paid in the prior year quarter and a reduction in service personnel both during and following the prior year quarter, as the ISD division scaled down the infrastructure that is necessary to fulfill declining contractual obligations.

     Sales and Marketing. Sales and marketing expenses decreased as a percentage of sales to 18.0% for the three months ended March 31, 2004 from 24.3% for the same period of the prior year. These expenses were $4.3 million during each of the three month periods ended March 31, 2004 and 2003. The ISD division's third quarter sales and marketing expenses increased $0.2 million compared to the same period in the prior year primarily due to an increase in bonus and commissions to international sales personnel. The VOD division's sales and marketing expenses decreased $0.2 million primarily due to a $0.1 million reduction of salaries and wages resulting from the elimination of certain personnel costs both during and following the restructuring in the fourth quarter of fiscal 2003. In addition, the VOD division reduced trade show and other advertising costs during the three months ended March 31, 2004 by $0.1 million compared to the same period of the prior year.

     Research and Development. Research and development expenses decreased as a percentage of sales to 21.6% for the three months ended March 31, 2004 from 28.3% for the same period of the prior year. These expenses increased $0.1 million, or 2.0%, to $5.1 million during the three month period ended March 31, 2004 from $5.0 million during the same period of the prior year. The increase in research and development expense is due to a $0.2 million increase in salaries and related costs as the VOD and ISD divisions added new development staff since the same period of the prior year and a $0.1 million increase in depreciation expense related to development and test equipment purchased by the VOD division. These increasing expenses were partially offset by a $0.2 million decrease in the VOD division's external software development and consulting expenses, as compared to the same period of the prior year.

     General and Administrative. General and administrative expenses decreased as a percentage of sales to 11.2% for the three months ended March 31, 2004 from 13.5% for the same period of the prior year. These expenses increased $0.3 million, or 11.5%, to $2.7 million during the three months ended March 31, 2004 compared to $2.4 million in same period of the prior year due to a $0.4 million increase in legal fees incurred as part of the successful defense of a lawsuit brought by SeaChange International alleging defamation. This expense was partially offset by $0.1 million decrease in incentive compensation in the three months ended March 31, 2004 as compared to the same period of the prior year.

     Recovery (Impairment Loss) of Minority Investment. In the second and third quarters of fiscal 2003, in the aggregate, a net impairment charge of $13.0 million was recorded due to an other-than-temporary decline in the market value of the equity investment in Thirdspace, which included a $6.1 million charge for the write off of two $3.0 million notes receivable and related accrued interest. At the end of fiscal 2003, Thirdspace was sold to a third party and placed into liquidation. During the quarter ended March 31, 2004 Concurrent received an additional $0.3 million in cash from continued monetization of Thirdspace assets and settlement of its liabilities. Subsequent to March 31, 2004, Concurrent received an additional $56,000, which is expected to be the final cash proceeds related to the liquidation of Thirdspace's remaining assets, and one of the final assets to be distributed as part of this liquidation. The income recognized related to these proceeds is recorded in the line item "Recovery (impairment loss) of minority investment" in the Condensed Consolidated Statements of Operations and the value of the investment and notes receivables remain at zero on our March 31, 2004 Condensed Consolidated Balance Sheets.

     Provision (Benefit) for Income Taxes. An income tax benefit of $700,000 was recorded during the three months ended March 31, 2004. During the quarter, the provision for United States federal income taxes previously recorded during the first two quarters of the fiscal year was reversed due to an anticipated loss for tax purposes in fiscal 2004 and foreign income and withholding taxes of $64,000 was recorded during the quarter, resulting in a net benefit of $700,000 during the three months ended March 31, 2004. An income tax provision of $72,000 was recorded during the three months ended March 31, 2003 based on pre-tax net loss of $14.2 million. The tax provision for the three months ended March 31, 2003 was attributable to foreign withholding taxes and income earned in foreign locations, which cannot be offset by net operating loss carryforwards.

     Net Income (Loss). A net loss of $0.1 million or $0.00 per basic and diluted share for the three months ended March 31, 2004 was recorded. A net loss of $14.3 million or $0.23 per basic and diluted share for the three months ended March 31, 2003 was recorded.

THE NINE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2003

     Product Sales. Total product sales were $48.9 million for the nine months ended March 31, 2004, an increase of $4.9 million, or 11.3%, from $44.0 million for the same period of the prior year. The increase in product sales resulted from the increase in VOD product sales of $5.0 million, or 17.3%, to $34.0 million in the nine month period ended March 31, 2004 from $29.0 million for same period of the prior year. The increase in VOD product sales for the nine months ended March 31, 2004 was due to an increase in volume of VOD server sales due to both new VOD deployments and add-on stream and storage sales to the existing customer base , as compared to the prior year period. The increase in VOD product sales was also due to software sales of our newly released Real-Time Media content ingestion product as compared to the prior year period. The increase in volume of these VOD products sold was partially offset by change in product mix, continued declines in the average price per video stream sold, and an additional $0.2 million reduction of revenue resulting from additional warrants earned by Comcast, as compared to the same period of the prior year. Fluctuation in VOD revenue is often due to the fact that Concurrent has a small base of large customers making periodic large purchases that account for a significant percentage of revenue. Sales of real-time products were unchanged at $15.0 million for the nine month periods ended March 31, 2004 and 2003.

     Service Revenue. Service revenue increased $0.2 million, or 1.6%, to $16.2 million for the nine month period ended March 31, 2004, from $16.0 million for the same period of the prior year. VOD service revenue increased $1.6 million, or 60.3%, to $4.2 million in the nine month period ended March 31, 2004 from $2.6 million for the same period of the prior year, as the VOD division continued to recognize deferred maintenance revenue and expand its VOD customer base requiring additional installation, training, technical support, and software and hardware maintenance services. The increase in VOD service revenue was partially offset by a $1.3 million, or 10.0%, decrease in real-time service revenue to $12.0 million for the nine month period ended March 31, 2004 from $13.3 million for the same period of the prior year. Real-time service revenue continued to decline primarily due to the cancellation of maintenance contracts as machines were removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue.

     Product Gross Margin. Product gross margin increased $2.7 million, or 11.4%, to $26.2 million for the nine months ended March 31, 2004 from $23.5 million for the same period of the prior year. The product gross margin as a percentage of sales was consistent with prior year's nine month product gross margin, increasing to 53.5% in the nine month period ended March 31, 2004 from 53.4% in the nine month period ended March 31, 2003. VOD product gross margin increased to 50.3% of VOD product revenue in the nine month period ended March 31, 2004 from 50.0% of VOD product revenue in the same period of the prior year. The increase in VOD product gross margin is due to the $1.3 million reversal from cost of sales of previously recognized SAI warrant expense in the nine months ended March 31, 2004 and also due to the lower cost of the MediaHawk 4000 video server solution predominantly sold during the current period, versus the previous generation MediaHawk 3000 server solution sold during the same period of the prior year. The favorable impact from the SAI warrant expense reversal and lower production costs was partially offset by changes in product mix and continued declines in average price per video stream sold. Further offsetting the favorable margin impact of VOD product cost reductions was approximately $0.2 million of additional revenue reduction from the warrant accrual for Comcast, as compared to the prior year period, due to an increase in the Black-Scholes value of the warrants and increased sales to Comcast during the nine months ended March 31, 2004. Real-time product gross margin increased to 60.6% of real-time product revenue in the nine month period ended March 31, 2004 from 60.1% of real-time product revenue for the same period of the prior year due to a more favorable product mix, as compared to the same period of the prior fiscal year.

     Service Gross Margin. The gross margin on service sales increased $1.2 million, or 20.3%, to $7.1 million, or 43.9% of service revenue for the nine month period ended March 31, 2004 from $5.9 million, or 37.0% of service revenue for the same period of the prior year. VOD service margins increased to 38.1% VOD service revenue compared to 15.9% in the prior year period as the VOD division continues to build its VOD customer base and the fixed costs associated with our customer support activities are being spread over a larger revenue base. Although our VOD service gross margins in the future will change quarter to quarter on a percentage basis, we do not anticipate the percentage to fluctuate at the magnitude of the change in the nine months ended March 31, 2004Real-time service gross margin increased to 45.9% of real-time service revenue for the nine months ended March 31, 2004 from 41.2% for the same period of the prior year due to reduced costs from the restructuring initiatives implemented in the fourth quarter of fiscal 2003 and due to severance expense paid in the third quarter of the prior year resulting from a reduction in service personnel, as the ISD division scaled down the infrastructure that is necessary to fulfill declining contractual obligations.

     Sales and Marketing. Sales and marketing expenses decreased as a percentage of sales to 19.6% for the nine months ended March 31, 2004 from 22.4% for the same period of the prior year. These expenses decreased $0.7 million, or 5.1%, to $12.8 million during the nine month period ended March 31, 2004 from $13.5 million in the same period of the prior year. The ISD division's sales and marketing expenses increased $0.2 million compared to the same period in the prior year due to an increase in bonus and commission accruals to international sales personnel. The VOD division's sales and marketing expenses decreased $0.8 million primarily due to $0.6 million less severance expense and reduced salaries and wages as a result of the elimination of certain personnel costs in the fourth quarter of fiscal 2003. In addition, the VOD division reduced trade show and other advertising costs during the nine months ended March 31, 2004 by $0.3 million compared to the same period of the prior year.

     Research and Development. Research and development expenses decreased as a percentage of sales to 22.3% for the nine months ended March 31, 2004 from 23.4% for the same period of the prior year. These expenses increased $0.5 million, or 3.2%, to $14.5 million during the nine month period ended March 31, 2004 from $14.0 million during the same period of the prior year. The $0.5 million increase in research and development expense is due to a $0.3 million and $0.6 million increase in ISD and VOD salaries and related costs, respectively, as the VOD and ISD divisions added new development staff since the same period of the prior year. In addition the VOD division incurred an additional $0.3 million in fixed asset depreciation expense, partially offset by a $0.8 million decrease in external VOD software development and consulting expenses, compared to the same period of the prior year.

     General and Administrative. General and administrative expenses decreased as a percentage of sales to 10.7% for the nine months ended March 31, 2004 from 11.6% for the same period of the prior year. These expenses remained at $7.0 million during each of the nine month periods ended March 31, 2004 and 2003. Decreases in the bad debt reserve of $0.6 million and insurance expense of $0.1 million were offset by a $0.4 million increase in legal fees resulting from successful defense of a lawsuit brought by SeaChange International alleging defamation, and a $0.3 million increase in accounting and Sarbanes-Oxley consulting fees and accounting salaries and benefits in the nine months ended
March  31,  2004,  as  compared  to  the  same  period  of  the  prior  year.

     Recovery (Impairment Loss) of Minority Investment. In the second and third quarters of fiscal 2003, in the aggregate, a net impairment charge of $13.0 million was recorded due to an other-than-temporary decline in the market value of an equity investment in Thirdspace, which included a $6.1 million charge for the write off of two $3.0 million notes receivable and related accrued interest. At the end of fiscal 2003, Thirdspace was sold to a third party and placed into liquidation resulting in a recovery for Concurrent of $0.5 million prior to July 1, 2003. During the nine months ended March 31, 2004 Concurrent received an additional $3.0 million in cash from continued monetization of the Thirdspace assets and settlement of its liabilities. Subsequent to March 31, 2004, Concurrent received an additional $56,000, which is expected to be the final cash proceeds related to the liquidation of Thirdspace's remaining assets, and one of the final assets to be distributed as part of this liquidation. The income recognized related to these proceeds is recorded in the line item "Recovery (impairment loss) of minority investment" in the Condensed Consolidated Statements of Operations and the value of the investment and notes receivables remain at zero on our March 31, 2004 Condensed Consolidated Balance Sheets.

     Provision (Benefit) for Income Taxes. Income tax expense of $0.4 million was recorded for the nine month period ended March 31, 2004 based on pre-tax income of $2.1 million, which includes $3.0 million of non-taxable income from the partial recovery of the previously recognized impairment loss on the Thirdspace investment. Concurrent recorded income tax expense of $0.2 million during the nine months ended March 31, 2003 based on pre-tax net loss of $18.2 million. The expense in both periods was attributable to foreign withholding taxes and income earned in foreign locations, which cannot be offset by net operating loss carryforwards.

     Net Income (Loss). Net income of $1.8 million or $0.03 per basic and diluted share was recorded for the nine months ended March 31, 2004. A net loss of $18.3 million or $0.30 per basic and diluted share was recorded for the nine months ended March 31, 2003.

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

     We used cash of $5.3 million from operating activities during the nine months ended March 31, 2004 compared to providing cash of $6.6 million during the same period of the prior year. The decrease in cash from operations was primarily due to changes in working capital, and particularly an increase in accounts receivable, partially offset by improved operating results. Concurrent has accumulated $11.8 million in cash from operations over the last eight quarters; however, until Concurrent's VOD revenue increases and stabilizes, it is likely that the Company will continue to use cash from operating activities.

     We invested $3.5 million in property, plant and equipment during the nine months ended March 31, 2004 compared to $4.5 million during the nine months ended March 31, 2003. Capital additions during the first nine months of fiscal 2004 related primarily to product development and testing equipment and demonstration equipment for our VOD division. Concurrent received an additional $3.0 million from the continued liquidation of Thirdspace during the nine month period ended March 31, 2004.

     We received $1.2 million and $0.5 million from the issuance of common stock to employees and directors who exercised stock options during the nine months ended March 31, 2004 and 2003, respectively.

     At March 31, 2004, we had working capital of $35.6 million and had no material commitments for capital expenditures. We believe that the existing cash balances and funds generated by operations will be sufficient to meet the anticipated working capital and capital expenditure requirements for the next 12 months.

     Deferred revenues increased $4.8 million from $7.6 million at June 30, 2003 to $12.4 million at March 31, 2004. This increase is primarily due to the growing base of cable customers with maintenance programs where the fees are billed and collected in advance of the revenue recognition.

     We maintain pension plans for certain employees and former employees in the United Kingdom and Germany. The projected benefit obligation for the benefit plans at June 30, 2003 and June 30, 2002 as determined in accordance with SFAS No. 87, "Employers Accounting for Pensions", was $21.5 million and $17.0 million, respectively, and the value of the plans assets was $12.9 million and $12.0 million, respectively. As a result, the plans were underfunded by $8.6 million at June 30, 2003 and by $5.0 million at June 30, 2002. The value of plan assets was $15.3 million at March 31, 2004. It is likely that the amount of our contribution to the plans will increase from the $394,000 of contributions made in fiscal 2003. In addition, management expects the pension cost to be recognized in the financial statements will increase from the $747,000 recognized in fiscal 2003 to approximately $1.1 million in fiscal 2004, of which approximately $0.8 million was recognized in the nine months ended March 31, 2004. The expense to be recognized in future periods could increase further, depending upon the amount of the change in the fair market value of the plan assets and the change in the projected benefit obligation.

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


CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     Our only significant contractual obligations and commitments relate to certain operating leases for sales, service and manufacturing facilities in the United States, Europe and Asia. There have been no material changes to our contractual obligations during the quarter ended March 31, 2004.

     CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements made or incorporated by reference in this report on Form 10-Q may constitute "forward-looking statements" within the meaning of the federal securities laws. When used or incorporated by reference in this prospectus, the words "believes," "expects," "estimates," "anticipates" and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation:

     -    the  concentration  of  our  customers;
     -    capital  spending  patterns  by  a  limited  customer  base;
     -    system errors or failures or other reliability issues in our products;
     -    the  success  of  new  products  in  both  the  VOD and ISD divisions;
     -    our  ability  to  keep  our  customers  satisfied;
     -    failure  to  effectively  manage  growth;
     -    availability  of  VOD  content;
     -    changes  in  product  demand;
     -    delays  in  testing  and  introductions  of  new  products;

     - reliance on a limited number of suppliers and the quality of products supplied;
     - the highly competitive environment in which we operate and predatory pricing pressures;
     -    failure  to  effectively  service  the  installed  base;
     -    the  entry  of  new  well-capitalized  competitors  into  our markets;
     - uncertainties relating to the development and ownership of intellectual property;
     -    rapid  technology  changes;
     -    economic  conditions;
     - uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights;
     - decisions by our customers to move to a competitor's platform at an already deployed site;
     -    the  pricing and availability of equipment, materials and inventories;
     -    the  volatile  operating  history  of  our  VOD  segment;
     - demand shifts from high-priced, proprietary real-time systems to low-priced, open server systems;
     - contractual obligations that could require the payment of liquidated damages, heighten maintenance requirements and otherwise impact revenue recognition;
     -    delays  or  cancellations  of  customer  orders;
     -    various  inventory  risks  due  to  changes  in  market  conditions;
     - the availability of Linux software in light of issues raised by the SCO Group;
     -    the  success  of  our new initiative in our Concurrent Federal Systems
          (CFSI) subsidiary to penetrate opportunities with the U.S. government;
     -    increased  turnover  of  skilled  employees;
     - uncertainties associated with international business activities, including foreign regulations, trade controls, taxes and currency fluctuations; and
     - the valuation of equity investments and collectibility of notes receivable.

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

ITEM 4.     CONTROLS AND PROCEDURES

     As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, the end of the quarter to which this report relates. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes to our internal controls over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting subsequent to the date of their evaluation.

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

PART  II  OTHER  INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not presently involved in any material litigation, but have the following matters pending:

     -    SeaChange  International,  Inc. v. Putterman, et al, Arkansas Court of
          ---------------------------------------------------
          Appeals, Case No. CA 01-1126. The suit was filed on June 14, 1999 alleging that we defamed SeaChange International, Inc. ("SeaChange"). On June 14, 2000, we counterclaimed against SeaChange alleging that SeaChange defamed us. On January 4, 2001, the court granted our motion to dismiss all claims against us. SeaChange subsequently and successfully appealed. The actual trial began January 26, 2004 and concluded on March 2, 2004 with a jury verdict finding no defamation by Concurrent or SeaChange.

     -    Eason  v.  Concurrent  Computer  Corp,  et  al., Superior Court of New
          -----------------------------------------------
          Jersey, Appellate Division, Docket No. A-003181-02T2. This suit arose out of a personal injury claim filed in 1994 wherein plaintiff alleged that he was injured when a lamp post fell in our parking lot. The case against us was dismissed in 1995, but in 2000 the plaintiff amended the cause of action and refiled against us alleging spoliation of evidence. The plaintiff obtained a default judgment for $119,800 in December 2001 that was vacated in August 2002. Plaintiff subsequently refiled and in February 2003 the court granted our motion to dismiss all claims. Plaintiff appealed, and the appellate court ruled in Concurrent's favor on February 20, 2004.

     We are involved in various other legal proceedings. We believe that any liability which may arise as a result of these proceedings, including the proceedings specifically discussed above, will not have a material adverse effect on our financial condition.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits:
     =========
      3.1     -  Restated Certificate of Incorporation of the Registrant (incorporated by reference to the
                 Registrant's Registration Statement on Form S-2 (No. 33-62440)).
      3.2     -  Amended and Restated Bylaws of the Registrant Certificate (incorporated by reference to the Registrant's Quarterly report on Form 10-Q for the quarter ended March 31, 2003).
      3.3     -  Certificate of Correction to Restated Certificate of Incorporation of the Registrant
                 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).
      3.4     -  Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock
                 (incorporated by reference to the Form 8-A/A, dated August 9, 2002).
      3.5     -  Amendment to Amended Certificate of Designations of Series A Participating Cumulative
                 Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).
      4.1     -  Form of Common Stock Certificate (incorporated by reference to the Registrant's Quarterly report on Form 10-Q for the quarter ended March 31, 2003).
      4.2     -  Form of Rights Certificate (incorporated by reference to the Registrant's Current Report on
                 Form 8-K/A filed August 12, 2002).
      4.3     -  Amended and Restated Rights Agreement dated as of August 7, 2002 between the
                 Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Registrant's Current Report on Form 8-K/A filed on August 12, 2002).
      11.1*   -  Statement Regarding Computation of Per Share Earnings.
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

     **  Filed  herewith.


(b)  Reports  on  Form  8-K.

     The following reports on Form 8-K were filed during the period covered by this report:

     - Current Report on Form 8-K furnished on January 29, 2004, relating to results of operations and financial condition as of and for the quarter ended December 31, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report for the quarter ended March 31, 2004, to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 10, 2004        CONCURRENT COMPUTER CORPORATION


                           By: /s/ Steven R. Norton
                               ---------------------
                               Steven R. Norton
                               Executive Vice President, Chief Financial Officer and Secretary
                               (Principal Financial and Accounting Officer,
                               Authorized Officer)

                                       EXHIBIT INDEX
                                       -------------



      3.1     -  Restated Certificate of Incorporation of the Registrant (incorporated by reference to the
                 Registrant's Registration Statement on Form S-2 (No. 33-62440)).
      3.2     -  Amended and Restated Bylaws of the Registrant Certificate (incorporated by reference to the
                 Registrant's Quarterly report on Form 10-Q for the quarter ended March 31, 2003).
      3.3     -  Certificate of Correction to Restated Certificate of Incorporation of the Registrant
                 (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).
      3.4     -  Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock
                 (incorporated by reference to the Form 8-A/A, dated August 9, 2002).
      3.5     -  Amendment to Amended Certificate of Designations of Series A Participating Cumulative
                 Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).
      4.1     -  Form of Common Stock Certificate (incorporated by reference to the Registrant's Quarterly report on Form 10-Q for the quarter ended March 31, 2003).
      4.2     -  Form of Rights Certificate (incorporated by reference to the Registrant's Current Report on
                 Form 8-K/A filed August 12, 2002).
      4.3     -  Amended and Restated Rights Agreement dated as of August 7, 2002 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Registrant's Current Report on Form 8-K/A filed on August 12, 2002).
      11.1*   -  Statement Regarding Computation of Per Share Earnings.
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

     * Data required by Statement of Financial Accounting Standards No. 128, "Earnings per Share,"
       is  provided  in  the  Notes to the condensed consolidated financial statements in this report

     ** Filed  herewith