Form 10-K
period 2004-06-30
CONCURRENT COMPUTER CORP/DE
filed 2004-09-07
CIK 749038

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

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004

                         COMMISSION FILE NUMBER 0-13150


                         CONCURRENT COMPUTER CORPORATION
             (Exact name of registrant as specified in our charter)

               DELAWARE                           04-2735766
      (State of Incorporation)     (I.R.S. Employer Identification Number)

   4375 RIVER GREEN PARKWAY, SUITE 100, DULUTH, GEORGIA, 30096  (678) 258-4000
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

     As of August 23, 2004, there were 62,882,654 shares of Common Stock outstanding. The aggregate market value of shares of such Common Stock (based upon the last sale price of $1.81 per share as reported for August 23, 2004 on the Nasdaq National Market) held by non-affiliates was approximately $113,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's Proxy Statement to be used in connection with Registrant's 2004 Annual Meeting of Stockholders scheduled to be held on October 20, 2004 are incorporated by reference in Part III hereof.

================================================================================

                                     PART I

     Certain statements made or incorporated by reference in this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of the federal securities laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results are discussed below under the heading "Risk Factors". Our forward-looking statements are based on current expectations and speak only as of the date of such statements.


ITEM  1.  BUSINESS


OVERVIEW

     We are a leading provider of computer and software systems for both the video-on-demand, or VOD, market through our VOD division (formerly the Xstreme division) and high-performance computing applications through our Integrated Solutions Division, or ISD, (formerly the Real-Time division). Our VOD division provides VOD systems consisting of hardware and software as well as integration services, primarily to residential cable companies that have upgraded their networks to support interactive, digital services. Our Integrated Solutions Division provides high-performance, real-time computer systems to commercial and government customers for use in applications such as simulation and data acquisition.

     Our VOD systems enable broadband telecommunication providers, mainly cable television systems, that have two-way capability to stream video content to their digital subscribers with digital set-top boxes or personal computers. Once enabled, the subscribers can view and control the video stream at any time with familiar VCR-like functionality such as fast-forward, rewind, and pause.
We have been selected to supply our VOD systems to 87 cable markets. We provided the VOD systems for the first successful commercial deployment of VOD in 1999 and for some of the largest system-wide commercial deployments to date. The largest cable companies in the U.S. have begun deploying VOD services to their residential markets.

     Our high-performance computing systems and software are specially designed to acquire, process, store, analyze and display large amounts of rapidly changing information in real time - that is, with microsecond response as changes occur. We have over 38 years of experience in high-performance computing systems, including specific expertise in operating systems, computer hardware, application software, productivity tools, and networking. Our systems and software support applications in the information technology, simulation and training, data acquisition, and industrial process control markets.

     We were incorporated in Delaware in 1981 under the name Massachusetts Computer Company.

     We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available, free of charge, on our web site located at www.ccur.com. Since prior to November 15,
                                      ------------
2002, we have made these reports available as soon as reasonably practicable after filing with the SEC. We have adopted a code of ethics that is applicable to all employees as well as a code of ethics applicable to our principal executive, financial, and accounting officers. Both of these ethics policies are posted on our web site located at www.ccur.com. Copies will be furnished
                                         ------------
upon written request to the Company at the following address: Attn: Secretary, 4375 River Green Parkway, Suite 100, Duluth, Georgia 30096. If we amend or change either code of ethics or grant a waiver under either code, we will disclose these events through our website.

     Financial information about our industry segments is included in Note 13 to the consolidated financial statements included herein.


THE VOD MARKET

          Technological developments have laid the groundwork for digitally upgraded, two-way capable networks that enable cable companies to deliver VOD services to their digitally enabled subscribers. These new systems include forward and reverse path bandwidth capability and digital equipment throughout the cable network. These digitally upgraded systems are capable of carrying a
larger  quantity  of  signals  at  a  faster  rate.   As  of  May  2004,
according to the National Cable Television Association, there were 108,410,160 households with televisions in the United States, approximately 102,900,000 of these homes have access to cable, of these homes, 73,782,880 were basic cable subscribers, while 22,900,000 of the basic were digital subscribers. Further, many major movie studios, major television networks, premium channel providers, and other program and content creators are converting their most popular titles into a digital format making content available for VOD services.

     We believe these and other advancements have opened the door for our VOD systems to serve the home video entertainment market. Our VOD systems offer the following improvements over traditional home video services:

     - Home video rentals. VOD eliminates travel to obtain and return rentals and eliminates late charges.

     - Pay-per-view. VOD enables a subscriber to view content at any time with interactive capabilities such as play, rewind, fast-forward and pause and is not limited by the availability of analog channel frequencies for delivering content.

     - Free on-Demand. Some of our customers are providing free on-demand content to their subscribers. There are two main purposes for this initiative. First, free on-demand is an effective tool for creating awareness and educating the subscriber of the capabilities of on-demand television. Secondly, free on-demand is a service that cannot be duplicated by satellite broadcasters, yet has consumer appeal and, therefore, reduces subscriber churn.

     - Digital Video Recorder. A digital video recorder (DVR) is an additional set-top device or an enhanced set-top device that enables a user to record programming on a hard disk drive for playback after the "live" program began with VCR-like functionality on the saved content. VOD does not require subscribers to pre-plan recording, purchase or rent an expensive DVR device, install and maintain the device, update the device and learn how to operate the device. Further, since VOD is network based, cable companies can incrementally add storage more economically and efficiently, whereas storage on a DVR device is typically not as easy to increase.

     - Advertising. VOD has enabled interactive long-format advertising and has the potential to enable cable companies to target advertising and offer further enhanced interactive advertising experience.

     We believe that VOD is a key strategic competitive initiative for cable companies because it provides them with an opportunity to differentiate their service offerings from digital broadcast satellite providers, which are technically unable to duplicate the full functionality of VOD. Further, we believe VOD will provide cable and other telecommunication companies access to new revenue generating opportunities, increase subscriber satisfaction and reduce subscriber churn.

     We believe that VOD also will be a strategic differentiator for telephone companies as they seek to expand services beyond the delivery of voice. Recently, cable companies have begun offering voice services and, thus, competing for telephone company customers. In response, we expect that the telephone companies will begin to expand into television and will deploy VOD for the same reasons that cable companies have.


THE HIGH-PERFORMANCE COMPUTING MARKETS

     Our Integrated Solutions Division focuses on high-performance systems that offer unique solutions for a wide-range of applications that require state-of-the-art time-critical software and hardware technology. The solutions we provide typically offer high-performance computation and high data throughput, with predictable and repeatable responses to time-critical events. Our computer systems and software are currently used in host, client server, and embedded and distributed computing solutions. End uses of our products include the following:

     - Simulation and Training. Applications that utilize our core computing systems include both man-in-the-loop (M-I-T-L) simulation and training and hardware-in-the-loop (H-I-T-L) simulation. Examples of M-I-T-L applications are personnel training simulators for commercial and military aviation, vehicle operation, mission planning and rehearsal. H-I-T-L solutions are constructed to create accurate simulations to verify hardware designs for applications such as engineering design for power plants, avionics and automotive subsystems.

     - Data Acquisition. Applications that run on our systems include environmental analysis and display, engine testing, range and telemetry systems, shock and vibration testing, weather satellite data acquisition and forecasting, intelligence data acquisition and analyses, and command and control.

     - Industrial Process Control. Applications such as plant monitoring and control systems that ensure safety and reliable operation in industrial environments. Examples are gas and oil pipeline supervision, power plant control systems, and manufacturing monitoring.

     - Information Technology. Data processing applications that require high reliability and time-critical response to user action with minimal interrupt latency such as applications used for stock and bond trading and other financial transaction systems.

     - Other Markets. Concurrent has recently expanded its focus to include other markets that require time-critical solutions such as medical imaging, air traffic control and telecommunications test systems.


BUSINESS  STRATEGY

     VIDEO-ON-DEMAND  DIVISION

     Our  VOD  strategy  is  comprised  of  the  following  primary initiatives:

     - Maintain Existing and Establish New Relationships with Top North American Cable and Telecommunication Companies. We have been selected to supply VOD systems for 87 markets. Our primary North American customers include, in alphabetical order, Blue Ridge Communications, Bright House Networks, Charter Communications, Inc., Cogeco, Inc., Comcast Corporation, Cox Communications, Inc., Knology, Inc., Mediacom Communications Corporation, Time Warner, Inc., and Videotron Ltee. We intend to focus on continuing to serve these customers and add to our customer base by providing the product innovations and customer support that we believe the cable and other telecommunication companies need to succeed. Additionally, we are focusing our sales team on new opportunities in new markets within our existing customer base as well as other domestic network providers.

     - Develop Partnerships Enabling Incremental Revenue Opportunities for Cable Companies. With the evolution of the television viewing experience, we believe there will be opportunities for our customers to generate incremental revenues with other product offerings complementary to VOD services. To that end, we have an active partner program to develop relationships with other industry suppliers. Examples include, in alphabetical order, Cisco Systems, Inc., Digeo, Inc., Gemstar-TV Guide International, Inc., Gotuit Media Corporation, Liberate, Microsoft Corporation, NDS Group plc, N2 Broadband, Inc., Panasonic Consumer Electronics Company, TVGateway, LLC, and others. Additionally, we support and partner with providers of network equipment such as Scientific-Atlanta, Inc., Motorola, Inc., Alcatel, Ciena Corporation, Harmonic, Inc., BigBand Networks, Inc., and others. We have also invested in and formed a strategic partnership with Everstream Holdings, Inc., a company specializing in incremental software applications for the collection of information from VOD systems that may be utilized for targeted advertising.

     - Focus on International Cable and Telecommunications Markets. The rollout of residential VOD service internationally over both cable television systems and DSL-based networks is progressing. We have been selected for four (Cable and Multimedia Communications Ltd., EM Media Corporation, Jupiter Communications Inc., and Korea Digital Media Center) commercial trials in Asia and have seen an increase in quoting activity over the past 12 months. We believe that over the next 12-18 months, there is potential for additional international VOD deployments. Additionally, we have executed an agreement with Alcatel establishing Concurrent as Alcatel's preferred VOD solution on the Alcatel platform for resale throughout the world. Integration of Concurrent's VOD products with the Alcatel platform has progressed well, and we anticipate deployments in the next 12-18 months. We will continue to pursue relationships with international cable companies and other telecommunication companies in order to take advantage of opportunities as they arise.

     - Maintain a Technological Leadership Position in VOD Server Systems. We have developed our VOD technology through internal research and development, acquisitions, and relationships with third-party technology providers. We intend to continue to focus on the development of future VOD technologies in order to remain a technology leader by improving streaming, storage and content ingest flexibility, asset management, encryption techniques, network based digital video recorder applications, software clients, advertising applications, time shifted programming, business management software, and functionality such as compatibility with high definition television.

     INTEGRATED  SOLUTIONS  DIVISION

     As the high-performance, real-time, computing market shifted to open systems, we introduced new products to meet these open system requirements while maintaining support for our proprietary systems. Our strategy strikes a balance between offering upgrades for our Unix system offerings and investing in our open-source RedHawk(TM) Linux(R) operating system and our iHawk(TM) Intel integrated computer system solutions.

     RedHawk(TM) Linux(R) is a real-time operating system that incorporates a number of enhancements to Linux that make it a powerful real-time, multi-processing operating system for time-critical applications. RedHawk also maintains third-party software compatibility with Red Hat(TM) Linux, allowing us to take advantage of the full range of third-party software applications that run on Red Hat.

     The iHawk family is a line of Intel-Xeon and AMD Opteron based servers available in single, dual, quad-, and 8-way processor models. iHawks are available in a wide-range of configurations that include our popular Real-Time Clock and Interrupt module as well as the optional NightStar(R) tool suite. We expect that the on-going introduction of a wide-range of Intel and AMD servers running RedHawk Linux will allow us to compete for a broader range of business opportunities.

     CONCURRENT  FEDERAL  SYSTEMS

     Concurrent Federal Systems, Inc., a wholly owned subsidiary of Concurrent Computer Corporation, was established in October 2002 to help us respond to the growing needs of the federal government. In order to gain greater efficiencies, we have decided to consolidate this business into our Integrated Solutions Division.


PRODUCTS  AND  SERVICES

     Our products fall into two principal groups, VOD systems sold by our VOD division and high performance computers sold by our Integrated Solutions Division. In addition, both divisions provide technical support to our customers. The percentage of total revenue contributed by our VOD division's products, our ISD products and service offerings are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operation in this Annual Report on Form 10-K.

     VIDEO-ON-DEMAND  DIVISION  PRODUCTS

     For the majority of our deployments, our VOD system may be located at the cable operator's headend or hub in a distributed or centralized architecture with our thin client software, or an alternative client application, residing on the subscriber's set-top-box. When a subscriber selects a certain piece of video content from an on-screen menu, a dedicated video session is established between our video server and the digital set-top box in the subscriber's home via the resource manager over the cable system's hybrid-fiber-coaxial (HFC) network. The selected video content is accessed from the video server where it is stored at either a headend or a hub. The purchase is typically captured by our back-office software, creating a billing and royalty record for the cable company's billing system.

     Our VOD systems integrate video streaming technology, content management, back-office software and readily available commercial hardware platforms to provide interactive, VOD capabilities. Our VOD systems include the following:

     - MediaHawk(R) 4G On-Demand Platform. In June 2003, we began shipping our fourth generation of servers, the MediaHawk 4G On-Demand Platform. This platform is based on our extensive software running on commercial off-the-shelf hardware sourced from leading OEM suppliers. It consists of the MediaHawk 4000 Video Server, the Media Store 1000 storage system and the Media Matrix switching fabric. We believe that using proven off-the-shelf hardware provides a highly reliable platform with what we believe to be a superior cost basis. We believe that we are the only major VOD vendor to separate streaming, storage, and content capture to maximize flexibility and scalability. We believe our three dimensional, modular approach provides our customers with the ability to better manage their initial deployments, add-on expansion, and proliferation of new services. The highly scaleable MediaHawk 4G works with legacy MediaHawk family products, enabling our customers to seamlessly grow their VOD streaming capabilities. As of June 30, 2004, we had shipped a total of 1,820 MediaHawk servers totaling 548 thousand streams in deployments serving
          16.6  million  basic  subscribers.

     - Resource Manager. Our resource manager establishes the network connection that allows video to be streamed to the home over the cable operator's network as a dedicated session. The resource manager is designed to route video streams in the most efficient manner available at any given time.

     - MediaHawk Business Management System. Our Business Management System is an industry standard, relational database supporting subscriber and provider data management. Our back-office applications include customer access management, content distribution management, order management, royalty management, billing interfaces and marketing analysis.

     - Real Time Media System. Our Real Time Media System enables our customers to capture broadcast television programming at the time of broadcast and simultaneously digitally encode, store and propagate the captured programs for future viewing by subscribers.

     - Web Reports(TM). Our Web Report software puts our customers directly in touch with our Business Management System to obtain real-time VOD subscriber information via the internet, at their convenience from anywhere in the world. Operators can obtain customized reports on their network and information on VOD orders/purchases, usage, and content.

     - Data Mart(TM). A companion product to Web Reports, this software application provides a data warehousing capability that stores two or more years of anticipated usage data.

     - Client. Our client is a software module with very small memory and processor requirements that resides on each digital set-top-box, empowering the subscriber to browse and select on-demand content with complete interactive control.

     - System Management and Maintenance Software. Our system management and maintenance software is designed to detect failed components, to re-route video streams bypassing the failed component, and to notify the cable company that maintenance is required.

     - Integration Options. Our VOD systems are compatible with a wide range of equipment and software employed by cable companies to deliver digital television service, including digital set-top boxes from Scientific-Atlanta, Motorola, Pioneer, Sony, Pace Micro, Samsung and Matsushita and transport topologies such as Gigabit Ethernet, DVB-ASI, ATM, and 64 and 256 QAM IF or RF. Further, since our VOD technology allows us to perform functionality in the server rather than in the digital set-top box, we can overcome the challenge of providing VOD services through digital set-top boxes with limited processing capability.

     - Subscription VOD (SVOD) Technology. SVOD is a complementary service to VOD that enables subscribers to view on-demand content from providers such as HBO, Showtime or Starz without a transaction fee. SVOD is not a service that can be economically offered by direct broadcast satellite, and we believe it is providing cable companies with a competitive advantage by building greater subscriber satisfaction and retention.

     - Fault Tolerant System Designs. Through the use of proven commercial off-the-shelf hardware and industry standard storage area network
          (SAN) methodology, our VOD systems are designed to be highly fault resilient as not to impact the subscriber experience. Our design goals are to provide seamless end-user viewing without any interruption.

     - Intelligent Asset Management. Our VOD systems enable cable companies to automate the movement of content from one storage location to another based upon demand and other network requirements. This feature enables the most efficient streaming and storage of content. We have applied for a patent to protect our developments in this area.

     VIDEO-ON-DEMAND  DIVISION  SERVICES

     Our integration and support offerings are an essential piece of successfully deploying and maintaining VOD services. A VOD system has multiple interface points with other network elements; e.g., transport equipment, set-top boxes, conditional access, clients, navigators (electronic program guides), billing systems, content receivers, other applications and back office systems. Our system engineers are able to integrate these diverse elements, creating seamless VOD services. The basic customer service plans and support options offered to our VOD customers include 24x7 telephone support, software patches to correct problems in existing software, 24-hour parts replacement, product service training classes, limited on-site services and preventative maintenance services. These services are typically provided at no additional charge during the warranty period and are available for additional fees under maintenance agreements after the warranty period. In addition to these basic service and support options, we also offer, for additional fees, software upgrades and onsite hardware maintenance services.

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

     - iHawk(TM). Our iHawk Intel-based or AMD Opteron based servers feature the RedHawk Linux operating system and our Real-Time Clock & Interrupt Module. iHawk systems are extensively deployed in simulation, data acquisition and industrial process control applications, and satisfy scientific and other complex computing requirements.

     - ImaGen(TM). ImaGen is our imaging platform for simulation and modeling applications that require enhanced realism and the ability to process very large amounts of input data. Typical ImaGen imaging applications include civil and military simulation, mission planning, homeland security, scientific and medical visualization, architectural design, energy exploration and entertainment.

     - Power Hawk(R) 700 and 900. Power Hawk is our family of highly-scalable, advanced VME systems capable of supporting data acquisition, simulation and industrial process control applications in environments ranging from entry-level to highly complex. The Power Hawk line is designed around the Motorola PowerPC processor, and is available in single, dual and quad central processing unit (CPU) versions.

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

     - NightStar(TM) Tools. The NightStar development tools help users debug and analyze their application software running under both the PowerMAX and RedHawk Linux operating systems.

   INTEGRATED  SOLUTIONS  DIVISION  SERVICES

     Customer Support. We offer worldwide hardware and software maintenance and support services for our ISD products and for the products of other computer and peripheral suppliers used in our systems. Services include on-site maintenance, return-to-factory warranty, depot repair, and software support update service. We provide these support services at no additional charge during the warranty period. We have routinely offered and delivered long-term service and support of our products for as long as 15 to 20 years under maintenance contracts for additional fees. However, we anticipate this source of revenue to decline over time due to legacy product obsolescence.

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


SALES  AND  MARKETING

     We sell our systems primarily in the U.S. through our direct field sales and support offices, as well as through value added resellers and systems integrators. As of June 30, 2004, on a consolidated basis, we had 89 employees in our sales and marketing force, which includes sales, sales support, marketing, strategic communications, product management, program management, and business development.

     VIDEO-ON-DEMAND  DIVISION

     Our VOD sales strategy primarily focuses on maintaining and expanding existing relationships and developing new relationships, with domestic cable companies and international cable and DSL telecommunication providers. Our domestic sales force has significant experience as either prior employees of, or vendors to, the largest domestic cable companies. Outside the North American cable market, we have a direct sales team that is augmented by value added resellers and systems integrators. As of June 30, 2004, we employed 44 people worldwide as part of our VOD sales and marketing team.

     INTEGRATED  SOLUTIONS  DIVISION

     We sell our high-performance computing systems in key markets worldwide through direct field sales and support offices, as well as through value added resellers and systems integrators. We have direct sales facilities in France, England, Germany, Australia, Hong Kong and Japan. As of June 30, 2004, we employed 45 people worldwide as part of our ISD sales and marketing team.


CUSTOMERS

     Both of our divisions derive revenue from a limited number of customers. As a result, the loss of, or reduced demand for products or related services from any of our major customers could adversely affect our business, financial condition and results of operations. Our products are typically manufactured and shipped in the same quarter the purchase order is received. Accordingly, we do not believe backlog is a meaningful indicator of future level of sales. Our backlog for ISD and VOD systems at June 30, 2004 and 2003 totaled $2.6 million and $2.0 million, respectively. In addition, we had deferred revenue of $14.8 million and $7.6 million at June 30, 2004 and 2003, respectively, which resulted from prepaid maintenance services and shipments of systems where the revenue had not yet been recognized.

     We have purchase agreements with many customers, but none of these agreements require fixed minimum purchases of our products except for our agreement with Lockheed-Martin and Time Warner for calendar 2004. As a result, sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers' budgets for capital expenditures and new product introductions.

     VIDEO-ON-DEMAND  DIVISION

     A significant portion of our VOD revenue has come from, and is expected to continue to come from, sales to the large cable companies. Customers accounting for more than 10% of total revenue consisted of Comcast (32%) and Cox (10%) for the fiscal year ended June 30, 2004; Time Warner (16%) and Comcast (10%) for the year ended June 30, 2003; and Time Warner (31%) and Cox Communications (13%) for the fiscal year ended June 30, 2002. No other VOD division customer accounted for more than 10% of total revenue during the last three fiscal years.

     INTEGRATED  SOLUTIONS  DIVISION

     Lockheed-Martin accounted for 13%, 16%, and 12% of total revenues in the fiscal years ended June 30, 2004, 2003, and 2002, respectively. No other ISD customer accounted for more than 10% of total revenue during the last three fiscal years.

     We derive a significant portion of our revenues from the supply of integrated computer systems to U.S. government prime contractors and agencies of the U.S. government. The supplied systems include configurations from the iHawk, PowerMAXION, Power Hawk, and 3200-2000 product lines, with certain systems incorporating custom enhancements requested by the customer. We sell these integrated computer systems to prime contractors, including Boeing, Lockheed-Martin, and Raytheon. We also supply spare parts, upgrades, and engineering consulting services and both hardware and software maintenance. For the fiscal year ended June 30, 2004 and 2003, we recorded $14.2 million and $18.2 million in revenues to U.S. government prime contractors and agencies of the U.S. government, representing 18% and 24% of total sales for the period, respectively. Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, failure to exercise options, changes in government policies and the imposition of budgetary constraints. A loss of government contract revenues could have a material adverse effect on our business, results of operations and financial condition.


NEW  PRODUCT  DEVELOPMENT

     We are committed to the development of new technology and rapid innovation in the evolving markets in which we compete. Research and development costs are expensed when incurred and aggregated $20.0 million, $18.8 million, and $15.3 million in fiscal years 2004, 2003, and 2002, respectively.

     VIDEO-ON-DEMAND  DIVISION

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

     - Network Digital Video Recorder Technology. This technology allows the subscriber to pause and rewind time-shifted programming, effectively providing "TV on-demand." We believe this is superior to existing DVR devices because cable subscribers will not be required to purchase or maintain an extra device since all the required equipment will reside on the cable company's network. We have released our real time media product line that captures, encodes, and stores broadcast programs for future viewing. Additionally, we have released our MediaHawk 4G On-Demand Platform that enables cable companies to grow streaming, storage, and content capture independently so they can more easily provide "TV on-demand".

     - Interactive and Targeted Advertising. Interactive long format advertising has already been deployed by Cox Communications in their systems. Targeted advertising technology provided by partners such as Everstream will allow our VOD system to insert different television commercials into the video streams for different consumers. This technology will allow the advertiser to closely "target" product advertisements to consumers most likely to buy, rather than broadcasting the same advertisements to everyone.

     - Targeted Barker. This in-band software application enables the operator to use more video to sell content through the menu and enhance on-demand navigation with more graphically rich backgrounds that intermix full motion video with menu backgrounds. This technology provides the subscriber with the ability to

          'window-shop' their on demand content without excessive investment in additional time or bandwidth by the operators.

     - High Definition VOD. We have added full end-to-end support for high-definition content to our system this year. Such content requires substantially greater streaming and storage capacity, which in turn, will require more VOD products. For example, high-definition content typically requires streaming capacity of 19 megabits/second while standard content streams at 3.75 megabits/second. Thus, high-definition content consumes approximately five times the storage and approximately five times the streaming capacity.

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

     INTEGRATED  SOLUTIONS  DIVISION

     Our product development strategies will focus on higher-performance and cost-effective scalable products that will provide the latest technology with a wider range of solutions for our customers. New product development will be focused on the following:

     - iHawk. We continue to plan to offer systems based Intel 32-bit processor technology and will expand our offering with new AMD Opteron 64-bit processor technology in addition to systems based on higher-performance 32-bit processors from Intel(R). These systems should be available in single, dual, quad and 8-way processor configurations.

     - RedHawk Linux. We plan to continue to enhance our RedHawk Linux real-time operating system to provide increased determinism for time-critical applications.

     - RT-LAB RLX Simulation. We have entered into an engineering alliance with Opal-RT whereby Opal-RT has made their automotive data acquisition testing product available on our RedHawk Linux based systems. The Concurrent product is called RT-LAB RLX and will allow engineers to use mathematical block diagrams for design, simulation, control and related functions. RT-LAB RLX offers a scalable, high-performance, environment for the most demanding of hard-real-time simulations such as for internal combustion engines, hydraulic systems, car dynamics and flexible multi-body mechanical systems, as well as electrical and power electronic systems.

     - Image Generation. ImaGen is our imaging platform for simulation and modeling applications that require enhanced realism and the ability to process very large amounts of input data. We are developing this PC-based product based on visual software from Multigen-Paradigm Inc. These image generation systems will directly address the requirements of the simulation and training and other markets. Typically we have provided only the "host computer" component of training systems. This new product will allow us to compete for the visual subsystems.

     - Laboratory Workbench(TM). Laboratory Workbench (LWB) is a high-performance graphical user interface data acquisition software package for iHawk multiprocessing systems. LWB's easy-to-use, point-and-click interface allows users to acquire, process, display and record analog data without the need for programming. A set of symbolic icons and graphic displays represent data acquisition devices, file operations, signal processing tasks and display options.


COMPETITION

     Both our VOD and Integrated Solutions Divisions operate in highly-competitive environments, driven by rapid technological innovation. Both divisions compete based upon features, reliability, scalability, service, and price. Due in part to the range of performance and applications capabilities of our products, we compete in various markets against a number of companies.

     The  major competitors of the VOD division currently include the following:

     - SeaChange International, Inc. and nCUBE Corporation. Additionally, there are a number of other entities in the market, including Kasenna, Inc., Mid-Stream Technologies, Inc., Broadbus Technologies, Inc., N2 Broadband, Inc., Myrio, Arroyo, Akimbo, Bitband, Video Propulsion, Orca, Minerva, Silicon Graphics, Inc and others. We believe that we and SeaChange International Inc. are the leaders in the North American cable VOD market based on the number of subscribers in the markets served.

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

     - single board computer companies that provide board-level processors that are typically integrated into a customer's computer system, including Force Computers, Inc., Motorola, Inc., and Mercury, Inc.

     - companies providing competitive offerings on the Linux platform including RedHat, Inc., MontaVista Software, Inc., FSMLabs, Inc., SuSE, Inc. and TimeSys Corporation.

     - companies involved in data acquisition including dSpace and ADI Corporation.

     Additional competitors with significant market presence and financial resources, including computer hardware and software companies, content providers and television equipment manufacturers, including digital set-top-box manufacturers, may enter our markets, thereby further intensifying competition. Our future competitors also may include one or more of the parties with whom we currently have a strategic relationship. Although we have proprietary rights with respect to much of the technology incorporated in our VOD and ISD systems, our strategic partners have not agreed to refrain from competing against us. Increased competition could result in price reductions that would adversely affect our business, financial condition and results of operations. Many of our current and potential future competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than us, and greater brand name recognition. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our markets.


INTELLECTUAL  PROPERTY

     We rely on a combination of contracts and copyright, trademark, patent and trade secret laws to establish and protect our proprietary rights in our technology. We distribute our products under software license agreements which grant customers perpetual licenses to our products and which contain various provisions protecting our ownership and confidentiality of the licensed technology. The source code of our products is protected as a trade secret and as an unpublished copyright work. In addition, in limited instances, we license our products under licenses that give licensees limited access to the source code of certain of our products, particularly in connection with our strategic alliances.

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

      We do not own any material issued patents. However, we have eight patent applications pending in the United States and four pending abroad and have obtained patent licenses to the portfolios owned by Everstream Holdings, Inc. (4 patents and 6 patent applications) and previously owned by Thirdspace Living Limited, now owned by Alcatel (13 patents, 29 patent applications, and all additions, divisionals, continuations, continuations-in-part, extensions, reissues, and foreign counterparts thereof). The patents so licensed cover multiple interactive television, targeted advertising, and VOD technologies.

     We have entered into licensing agreements with several third-party software developers and suppliers. Generally, such agreements grant us non-exclusive, worldwide licenses with respect to certain software provided as part of computers and systems we market and terminate on varying dates.


SUPPLIERS

     We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms. These components include, for example, processors, power supplies, integrated circuits and storage devices. We purchase product components from the following single suppliers: APW Electronic Solutions, Dell Corporation, DME Corporation, Kardios Systems Corporation, Macrolink, Inc., Metal Form, Inc., Qlogic
Corporation, Synergy Microsystems, Inc., Sanmina-SCI Corporation, Seagate Technology, Inc., Tyco Electronics Corporation, VMIC Corporation and Xyratex Technology Limited. In most cases, comparable products are available from other sources, but would require significant reengineering to conform to our system specifications.


SEASONALITY

     We  have  experienced  variations  in  the  revenue, expenses and operating results from quarter to quarter in our VOD and ISD businesses, and it is possible that these variations will continue. We believe that fluctuations in the number of orders for our VOD systems being placed from quarter to quarter are principally attributable to the buying patterns and budgeting cycles of cable companies. We believe that orders for ISD products are dictated by buying cycles of the government and large government contractors. In addition, in both divisions, orders are often not finalized until the end of a quarter. We do not believe seasonality is a significant factor at this time.


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


EMPLOYEES

     As of June 30, 2004, we had 425 employees worldwide. Of these employees, 357 were located in the United States and 68 were located internationally. We had 169 employees in our VOD division, 169 employees in our Integrated Solutions Division, and 87 employees as shared services between the two divisions. The shared employees include administrative, marketing and communications, and manufacturing personnel. Our employees are not unionized.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     A summary of net sales (consolidated net sales reflects sales to unaffiliated customers) attributable to our foreign and domestic operations for the fiscal years ended June 30, 2004, 2003, and 2002 is presented in Note 17 to the consolidated financial statements included herein. Financial information about our foreign operations is included in Note 17 to the consolidated financial statements included herein.


RISK  FACTORS

     The following are some of the risk factors we face.

     You should carefully consider each of the following risk factors and all of the other information in this Annual Report on Form 10-K. These risks are not the only ones we face. Our business operations could also be impaired by additional risks and uncertainties that, at present, are not known to us, or that, at present, are considered immaterial.

     If any of the following risks and uncertainties develops into actual events, our business, financial condition and results of operations could be materially and adversely affected. If that happens, the trading prices of our common stock and other securities we may issue in the future could decline significantly.

     The risk factors below contain forward-looking statements regarding Concurrent. Actual results could differ materially from those set forth in the forward-looking statements. See "Cautionary Statements Regarding
Forward-Looking  Statements"  on  page  39.

RISKS  RELATED  TO  OUR  BUSINESS

A SIGNIFICANT PORTION OF OUR VOD REVENUE IS DERIVED FROM, AND IS EXPECTED TO CONTINUE TO DERIVE FROM, SALES TO THE LARGE, NORTH AMERICAN CABLE COMPANIES. IF WE ARE UNSUCCESSFUL IN MAINTAINING AND EXPANDING RELATIONSHIPS WITH THESE CUSTOMERS OR LOSE ANY OF THESE CUSTOMERS, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

     For the fiscal year ended June 30, 2004, Comcast and Cox accounted for approximately 32% and 10%, respectively, of our revenues. If we are unsuccessful in maintaining and expanding key relationships with these and other existing customers, our VOD business will be adversely affected. Further, if we are unsuccessful in establishing relationships with other cable companies or experience problems in any of our VOD system commercial launches, our ability to attract new cable companies and sell additional products to existing customers will be materially adversely affected.

     Due to our limited customer base and the relative size of each customer compared to Concurrent, our customers may make unreasonable and extensive demands upon our business. Such demands may include service obligations and product obligations and our failure to adequately perform such could result in liquidated damages. The payment of any liquidated damages or failure to meet our customers' expectations could substantially harm our future business prospects.

     Except for our agreement with Time Warner for calendar year 2004, we do not have written agreements that require customers to purchase fixed minimum quantities of our VOD products. Our sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers' budgets for capital expenditures and new product introductions.

A SIGNIFICANT PORTION OF OUR ISD REVENUE HAS BEEN, AND IS EXPECTED TO CONTINUE TO BE, CONCENTRATED IN A SMALL NUMBER OF CUSTOMERS. IF WE LOSE ONE OR MORE SIGNIFICANT ISD CUSTOMERS, OUR BUSINESS WOULD BE ADVERSELY AFFECTED.

     We currently derive, and expect to continue to derive, a significant portion of our ISD revenue from a limited number of customers. As a result, the loss of, or reduced demand for products or related services from one or more of our major customers could adversely affect our business, financial condition and results of operations.

     In the fiscal year ended June 30, 2004, we recorded $10.3 million in sales to Lockheed-Martin. This amount accounted for approximately 13% of our revenue during fiscal year 2004.

     Except for our agreement with Lockheed-Martin, we do not have written agreements that require customers to purchase fixed minimum quantities of our ISD products. Our sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers' budgets for capital expenditures and new product introductions.

A LOSS OF OUR GOVERNMENT CONTRACTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     We also derive a significant portion of our ISD's revenues from the supply of systems under government contracts. For the fiscal year ended June 30, 2004, we recorded $14.2 million in sales to U.S. government prime contractors and agencies of the U.S. government. This amount represents approximately 18% of our total sales in the period. Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, changes in governmental policies and the imposition of budgetary constraints. A loss of government contract revenues could have a material adverse effect on our business, results of operations and financial condition.

WE  INCURRED  NET LOSSES IN THE PAST AND MAY INCUR FURTHER LOSSES IN THE FUTURE.

     We incurred net losses of $5.7 and $24.6 million in fiscal years ended June 30, 2004 and 2003, respectively. Our net loss for the fiscal year ended June 2004 included a gain of $3.1 million from the partial recovery of a previously recognized loss in a minority investment. Our net loss for the fiscal year ended June 30, 2003 included a charge of $13.0 million from the write-down of our investment in Thirdspace and a restructuring charge of $1.6 million. As of June 30, 2004, we had an accumulated deficit of approximately $128.7 million. We may incur additional net losses in the future.

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

     Further, a defect, error or performance problem with our VOD systems could cause our customers' VOD offerings to fail for a period of time or be degraded. Any such failure would cause customer service and public relations problems for our customers. As a result, any failure of our customers' systems caused by our technology could result in delayed or lost revenue due to adverse customer reaction, negative publicity regarding us and our products and services and claims for substantial damages against us, regardless of our responsibility for such failure. Any claim could be expensive and require us to spend a significant amount of resources.

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

IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS BECAUSE OF DECLINES IN OUR ISD BUSINESS AND THE DEVELOPING NATURE OF THE VOD MARKET. OUR NET SALES OF ISD SYSTEMS AND SERVICES HAVE DECREASED SIGNIFICANTLY OVER THE PAST EIGHT YEARS.

     Prior to the fiscal year ended June 30, 1997, we focused solely on providing real-time computer systems and related services. Over the last eight full fiscal years, we have experienced a decline in ISD systems and service net sales from $108.4 million for the fiscal year ended June 30, 1997 to $33.1 million for the fiscal year ended June 30, 2004. Revenues for VOD systems increased from $1.2 million for the fiscal year ended June 30, 1999 to $46.1 million for the fiscal year ended June 30, 2004.

     Over the past decade, the high performance computer industry has seen a significant shift in demand from high-priced, proprietary real-time systems to lower-priced, open server systems. High-performance processing in the past required a large, expensive computer with significant proprietary and customized software. Today, these requirements are often met by much smaller and less expensive computers with off-the-shelf computer hardware and software. This shift in demand has resulted in the significant decreases in our revenues from ISD products and services over the last several years.

     This decline in our ISD revenue together with the developing nature of the VOD market make it difficult to evaluate our current business and prospects or to accurately predict our future revenue or results of operations. We will encounter risks and difficulties in our VOD business frequently encountered by companies in developing markets. We may not successfully address any of these risks. If we do not successfully address these risks, our business, financial condition and results of operations would be adversely affected.

THE VOD OPPORTUNITIES BEYOND THE NORTH AMERICAN CABLE MARKET, SUCH AS VOD OVER DSL, STREAMING VIDEO OVER INTERNET PROTOCOL AND INTERNATIONAL CABLE AND DSL/IP MARKETS MAY NOT DEVELOP OR MAY NOT BE SUBSTANTIAL TO CONCURRENT.

     In recent years there have been several false starts both in North American and International markets in the deployment of video over DSL and IP streaming. If there is limited adoption of VOD, further deployment delays or we do not execute to enable our participation in these new markets, we may not be able to broaden our customer base and expand revenues. We have little commercial experience in these markets and cannot assure that we can be successful. Our failure to do so could materially adversely affect our business, operating results and financial condition.

AS VOD TECHNOLOGY HAS STABILIZED, THE VOD VENDOR SELECTION PROCESS HAS BEEN PUSHED OUT, IN SOME CASES, TO THE REGIONAL AND LOCAL MANAGEMENT LEVELS.

     The sales process for selling our VOD platform has transitioned from a centralized VOD vendor selection process to a more distributed vendor selection process. Our sales resources are limited, and as the selection process is pushed out to regional and local management teams, it is very difficult for our sales organization to establish and maintain productive relationships across all of these levels. Our inability to nurture productive relationships at all levels within our customers' organizations could significantly hinder our ability to effectively market and sell our products.

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

     Our quarterly operating results may vary depending on a number of factors, including:

     - delay in customer orders based on, among other reasons, capital expenditure restraints or the availability of content for VOD and pending completion of negotiations for content between the cable companies and content providers, particularly major movie studios and providers of subscription based content such as HBO, Showtime, and Starz-Encore;
     -    the  timing,  pricing  and  number  of  sales  of  our  products;
     - actions taken by our competitors, including new product introductions and enhancements and price reduction;
     -    our  ability  to  control  costs;
     - deferrals of customer orders in anticipation of product enhancements or new products;
     -    delays  in  testing  and  introductions  of  new  products;
     -    failure  to  effectively  service  the  installed  base;
     - decisions by our customers to move to a competitor's platform at an already deployed site;
     - contractual obligations that could require the payment of liquidated damages, heighten maintenance requirements and otherwise impact revenue recognition;
     -    delays  or  cancellations  of  customer  orders;
     -    various  inventory  risks  due  to  changes  in market conditions; and
     -    our  inability  to  forecast  customer  spending.

TRENDS IN OUR VOD AND ISD BUSINESS MAY CAUSE OUR QUARTERLY OPERATING RESULTS TO FLUCTUATE; THEREFORE, PERIOD-TO-PERIOD COMPARISONS OF OUR OPERATING RESULTS MAY NOT NECESSARILY BE MEANINGFUL.

     We have experienced significant variations in the revenue, expenses and operating results from quarter to quarter in our VOD and ISD businesses, and it is possible that these variations will continue. We believe that fluctuations in the number of orders for our products being placed from quarter to quarter are principally attributable to the buying patterns and budgeting cycles of our customers. In addition, orders are often not finalized until the end of a quarter. As a result, our results of operations have in the past and will possibly continue to fluctuate in accordance with this purchasing activity. Therefore, period-to-period comparisons of our operating results may not necessarily be meaningful. In addition, because these factors are difficult for us to forecast, our business, financial condition and results of operations for one quarter or a series of quarters may be adversely affected and below the expectations of securities analysts and investors, which could result in material declines of our stock price.

THE VOD AND ISD MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE, AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST OUR CURRENT AND FUTURE COMPETITORS, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS.

     The market for VOD systems is still maturing. Although there have been many commercial deployments of VOD systems, ultimate market share has yet to be determined and there are numerous new entries into the market. We believe that the long-term primary factors influencing competition in the VOD market include the flexibility of the VOD system, product quality and reliability and established relationships with providers of interactive television services, including cable companies. The traditional market for our ISD products, although mature, is ever changing. As the demand shifts, we may be unable to adequately respond to customer demands or technology changes. There may be new entrants into the ISD market with better, more appropriate products. A list of the competitors faced by both of our divisions and a categorization of our competitors is included under the Competition heading in the Business section in this Annual Report on Form 10-K.

IF WE DO NOT MANAGE OUR ANTICIPATED GROWTH, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS EFFECTIVELY. OUR FAILURE TO MANAGE GROWTH COULD DISRUPT OUR OPERATIONS AND ADVERSELY AFFECT OUR BUSINESS.

     We anticipate growth in both of our operations. Our anticipated growth could place a strain on our management systems and other resources or we may hire faster than the anticipated growth, causing us to undergo a reduction in force. Our ability to successfully implement our business plan in a rapidly evolving market will require an effective planning and management process. We cannot assure you that we will be able to successfully manage our anticipated expansion. If we fail to manage our anticipated growth, our operations may be disrupted and our business may be adversely affected. We must continue to improve and effectively utilize our existing operational, management, marketing and financial systems and successfully recruit, hire, train and manage personnel, which we may be unable to do. Further, we must maintain close coordination among our technical, finance, marketing, sales and production staffs.

OUR FUTURE SUCCESS IS DEPENDENT ON OUR DEVELOPMENT AND MARKETING OF ADDITIONAL PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE AND ENHANCE OUR CURRENT PRODUCTS. IF WE FAIL TO DEVELOP AND MARKET NEW PRODUCTS AND PRODUCT ENHANCEMENTS IN A TIMELY MANNER, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     Our inability to develop, on a timely basis, new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations. Although delivery of VOD over digital subscriber lines currently is not widely practical in the United States, we will look for opportunities in (1) the North American market as digital subscriber line technology continues to advance (2) the international market where digital subscriber line technology is further advanced. There can be no assurance that we will be successful in pursuing any North American or International digital subscriber line opportunities.

WE RELY ON A COMBINATION OF CONTRACTS AND COPYRIGHT, TRADEMARK, PATENT AND TRADE SECRET LAWS TO ESTABLISH AND PROTECT OUR PROPRIETARY RIGHTS IN OUR TECHNOLOGY. WE DO NOT OWN ANY SIGNIFICANT PATENTS DIRECTLY. IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR COMPETITIVE POSITION COULD BE HARMED OR WE COULD BE REQUIRED TO INCUR EXPENSES TO ENFORCE OUR RIGHTS. OUR BUSINESS ALSO
COULD BE ADVERSELY AFFECTED IF WE ARE FOUND TO INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

     We typically enter into confidentiality or license agreements with our employees, consultants, customers and vendors, in an effort to control access to and distribution of our proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary technology without authorization. The steps we take may not prevent misappropriation of our intellectual property, and the agreements we enter into may not be enforceable. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries. Other companies, such as Acacia Technologies Group, Personalized Media Communication L.L.C., the SCO Group, and our competitors, may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products. As a result, we may be found to infringe on the intellectual property rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results could be adversely affected.

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

     We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms. These components include, for example, processors, power supplies, integrated circuits and storage devices. We purchase product components from the following single suppliers: APW Electronic Solutions, Dell Corporation, DME Corporation, Kardios Systems Corporation,

Macrolink, Inc., Metal Form, Inc., Qlogic Corporation, Synergy Microsystems, Inc., Sanmina-SCI Corporation, Seagate Technology, Inc., Tyco Electronics Corporation, VMIC Corporation and Xyratex Technology Limited. In most cases, comparable products are available from other sources, but would require significant reengineering to conform to our system specifications. Our reliance on single suppliers entails a number of risks, including the possibility of defective parts, a shortage of components, increase in components costs, and reduced control over delivery schedules. Any of these events could adversely affect our business, results of operations and financial condition. We estimate that a lead-time of 16-24 weeks may be necessary to switch to an alternative supplier of certain custom application specific integrated circuit and printed circuit assemblies. A change in the supplier of these components without the appropriate lead-time could result in a material delay in shipments by us of certain products. Where alternative sources are available, qualification of the alternative suppliers and establishment of reliable supplies of components from such sources may also result in delays. Shipping delays may also result in a delay in revenue recognition, possibly outside the fiscal year period originally planned, and, as a result, may adversely affect our financial results for that particular period.

AS OUR PRODUCTS AGE, WE MAY NOT BE ABLE TO PURCHASE NECESSARY PARTS TO SUPPORT LEGACY SYSTEMS DEPLOYED OR TO BE DEPLOYED.

     Our products are beginning to age, especially our ISD products. With the passage of time, suppliers of essential parts may stop producing these parts. In such cases, we may be required to make "last-time" buys and subsequently redesign our products to accommodate the obsolescence. If that occurs, we will have to spend considerable effort in the redesign and, in some cases, may be forced to have the redesigned products requalified. Requalification may take several months, thereby delaying expected revenue.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF WE FAIL TO RETAIN OUR CURRENT KEY PERSONNEL, MANY OF WHOM WOULD BE DIFFICULT TO REPLACE, OR FAIL TO ATTRACT ADDITIONAL QUALIFIED PERSONNEL.

     Our future performance depends on the continued service of our senior management and our engineering, sales and marketing and manufacturing personnel. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel. In the last twelve months we have lost key individuals in sales, product management, and system engineering. We do not carry key person life insurance on any of our employees. The loss of the services of one or more of our key personnel could seriously impact our business. Our future success also depends on our continuing ability to attract, hire, train and retain highly skilled managerial, technical, sales, marketing and customer support personnel. In addition, new employees frequently require extensive training before they achieve desired levels of productivity.

WE CURRENTLY HAVE STRATEGIC RELATIONSHIPS WITH ALCATEL, SCIENTIFIC-ATLANTA, MOTOROLA, TV GUIDE, AND PIONEER, AMONG OTHERS. WE MAY BE UNSUCCESSFUL IN MAINTAINING THESE STRATEGIC RELATIONSHIPS, OR ESTABLISHING NEW STRATEGIC RELATIONSHIPS THAT WILL BE AN IMPORTANT PART OF OUR FUTURE SUCCESS. IN EITHER EVENT, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

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

INTERNATIONAL SALES ACCOUNTED FOR APPROXIMATELY 18%, 14%, AND 15% OF OUR REVENUE IN FISCAL YEARS 2004, 2003, AND 2002, RESPECTIVELY AND IS EXPECTED TO INCREASE. ACCORDINGLY, OUR BUSINESS IS SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

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

IMPLEMENTATION OF OUR PRODUCTS IS COMPLEX, TIME CONSUMING AND EXPENSIVE, AND WE FREQUENTLY EXPERIENCE LONG SALES AND IMPLEMENTATION CYCLES. CONSEQUENTLY, OUR QUARTERLY REVENUES, EXPENSES AND OPERATING RESULTS MAY VARY SIGNIFICANTLY IN THE FUTURE. PERIOD-TO-PERIOD COMPARISONS OF OUR RESULTS OF OPERATIONS MAY NOT NECESSARILY BE MEANINGFUL, AND THESE COMPARISONS SHOULD NOT BE RELIED UPON AS
INDICATIONS  OF  FUTURE  PERFORMANCE.

     ISD and VOD products are relatively complex, their purchase generally involves a significant commitment of capital, and there are frequent delays associated with large capital expenditures and implementation procedures within an organization. Moreover, the purchase of such products typically requires coordination and agreement among a potential customer's corporate headquarters and its regional and local operations. As a result, the sales cycles associated with the purchase of many of our products are typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which we have little or no control.

RISKS  RELATED  TO  OUR  INDUSTRIES

THE CURRENT UNCERTAINTY AND FINANCIAL INSTABILITY OF CERTAIN COMPANIES IN THE CABLE INDUSTRY MAY ADVERSELY IMPACT THE SUCCESS OF OUR VOD BUSINESS.

     We sell our VOD products to cable companies that have upgraded their networks to support interactive, digital services. However, the cable industry has received negative publicity regarding cable companies' lack of sufficient free cash flow to fund capital expenditures and debt service requirements after years of significant capital spending to upgrade their cable plants to digital, two-way interactive capability. As a result, certain cable companies have communicated their intent to reduce capital spending to accelerate the point at which they will generate free cash flow and improve their financial stability. This may adversely impact the speed at which these cable companies deploy VOD in their cable markets. Other factors contributing to the uncertainty in the cable industry is the bankruptcy filing of Adelphia Communications Corporation and subsequent hiring by them of two investment banks to evaluate strategic alternatives and Cox Communications' bid to go private.

THE  SUCCESS  OF  OUR  VOD  BUSINESS IS DEPENDENT UPON THE GROWTH OF THE DIGITAL
VIDEO MARKET, WHICH MAY NOT GROW AS WE EXPECT. ANY FAILURE BY THE MARKET TO ACCEPT DIGITAL VIDEO TECHNOLOGY WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

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

     We believe all of the major studios have entered into agreements with certain cable companies and content aggregators to provide digital movies for distribution through VOD. However, these agreements are subject to change. If studios fail to reach agreements regarding content or cancel existing agreements, our customers could delay or cancel VOD system orders, which would adversely affect our VOD business.

WE CANNOT ASSURE YOU THAT OUR PRODUCTS AND SERVICES WILL KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS AND EMERGING INDUSTRY STANDARDS, ADDRESS THE CHANGING NEEDS OF OUR CUSTOMERS OR ACHIEVE MARKET ACCEPTANCE, ANY OF WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     The markets for our products are characterized by rapidly changing technology, evolving industry standards and new product introductions and enhancements. There can be no assurance that we will be successful in enhancing our VOD & ISD products or developing, manufacturing and marketing new products that satisfy customer needs or achieve market acceptance. In addition, services, products or technologies developed by others may render one or more of our products or technologies uncompetitive, unmarketable or obsolete. Future technological advances in the real-time, television and video industries may result in the availability of new products and services that could compete with our solutions or reduce the cost of existing products or services. Our future success will depend on our ability to continue to enhance our existing products, including development of new applications for our technology, and to develop and introduce new products to meet and adapt to changing customer requirements and emerging technologies. Further, announcements of currently planned or other new product offerings by our competitors may cause customers to defer purchase decisions or to fail to purchase our existing solutions. Our failure to respond to rapidly changing technologies could adversely affect our business, financial condition and results of operations.

BOTH OF OUR DIVISIONS ARE SUBJECT TO GOVERNMENTAL REGULATION. ANY FINDING THAT WE HAVE BEEN OR ARE IN NONCOMPLIANCE WITH SUCH LAWS COULD RESULT IN, AMONG OTHER THINGS, GOVERNMENTAL PENALTIES. FURTHER, CHANGES IN EXISTING LAWS OR NEW LAWS MAY ADVERSELY AFFECT OUR BUSINESS.

     We are subject to various international, U.S. federal, state and local laws affecting our VOD and Integrated Solutions Divisions. The television industry is subject to extensive regulation in the United States and other countries. Our VOD business is dependent upon the continued growth of the digital television industry in the United States and internationally. Cable companies are subject to extensive government regulation by the Federal Communications Commission and other federal and state regulatory agencies. These regulations could have the effect of limiting capital expenditures by cable companies and thus could have a material adverse effect on our business, financial condition and results of operations. The enactment by federal, state or international governments of new laws or regulations could adversely affect our cable operator customers, and thereby materially adversely affect our business, financial condition and results of operations. Our Integrated Solutions Division is also subject to strict government regulation as the result of the government work we do. The regulations deal with security clearances, employment practices, pricing, purchasing, intellectual property and integrity. If we were ever found in violation or if out of tolerance, our production and resultant revenues could be halted or significantly delayed.

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

THE DEPLOYMENT OF VOD BY CABLE COMPANIES MAY BE DELAYED DUE TO LIMITED BANDWIDTH OR OTHER TECHNOLOGY INITIATIVES THAT COULD REQUIRE CABLE COMPANIES TO FURTHER UPGRADE THEIR NETWORKS.

     Bandwidth is a limited resource to cable companies. VOD deployments may be delayed as operators focus on new initiatives that require incremental bandwidth such as high definition television, increased high-speed data speed, voice over internet protocol, interactive television, gaming and other evolving applications. These initiatives compete for the cable companies' network bandwidth and may require the cable companies to increase their bandwidth capabilities by further upgrading their networks and therefore delaying VOD deployments.

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

     We believe that our existing cash balances and funds generated by operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months. However, our working capital declined from $43.5 million at June 30, 2002 to $26.4 million on June 30, 2004. We expect that our working capital will continue to decrease during fiscal year 2005. If our VOD revenue does not increase and stabilize in future periods, we will continue to use substantial cash from operating activities, which will cause working capital to further decline. If this situation continues, we may need to raise additional funds. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.


ANY WEAKNESSES IDENTIFIED IN OUR INTERNAL CONTROLS AS PART OF THE EVALUATION BEING UNDERTAKEN BY US AND OUR INDEPENDENT PUBLIC ACCOUNTANTS PURSUANT TO
SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. In addition, the independent accountants must report on management's evaluation. We are in the process of documenting and testing our system of internal control over financial reporting to provide the basis for our report. Upon the completion of our review, it is possible that certain deficiencies could be discovered that will require remediation. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs and divert management resources from core business operations.

THE RECENT CONFLICT IN IRAQ AND ANY FUTURE ARMED CONFLICT OR TERRORIST ACTIVITIES MAY CAUSE THE ECONOMIC CONDITIONS IN THE U.S. OR ABROAD TO DETERIORATE, WHICH COULD HARM OUR BUSINESS.

     The U.S. and other countries recently engaged in a war in Iraq and military personnel are still engaged in that country. Continued occupation of Iraq, future terrorist attacks against U.S. targets, rumor or threats of war, additional conflicts involving the U.S. or its allies or trade disruptions may impact our operations or cause general economic conditions in the U.S. and abroad to deteriorate. A prolonged economic slowdown or recession in the U.S. or in other areas of the world could reduce the demand for our products and, therefore, negatively affect our future sales and profits. Any of these events could have a significant impact on our business, financial condition or results of operations and may result in the volatility of the market price for our common stock and other securities.

OUR STOCK PRICE HAS BEEN VOLATILE IN THE PAST AND MAY BE VOLATILE IN THE FUTURE.

     Our common stock is traded on the Nasdaq National Market. For the fiscal year ended June 30, 2004, the high and low prices reported on the Nasdaq National Market were $6.00 and $1.60, respectively. Further, as of August 23, 2004, the price as reported on the Nasdaq National Market was $1.81. The market price of our common stock may fluctuate significantly in the future in response to various factors, some of which are beyond our control, including, among others:

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

     Our principal facilities as of June 30, 2004, are listed below. All of the principal facilities are leased. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

                                                            EXPIRATION DATE    APPROX.
LOCATION                           PRINCIPAL USE               OF LEASE      FLOOR AREA
------------------------  --------------------------------  ---------------  -----------
                                                                             (SQ. FEET)

4375 River Green Parkway  Corporate Headquarters,           August 2006           33,000
Suite 100                 Administration, Research &
Duluth, Georgia           Development, Sales and Marketing

2800 Gateway Drive        Manufacturing and Service         December 2007         40,000
Pompano Beach, Florida

2881 Gateway Drive        Administrative and Sales and      December 2007         30,000
Pompano Beach, Florida    Marketing

3535 Route 66             Repair and Service Depot          May 2009              17,000
Bldg. 3
Neptune, New Jersey

3rd Floor, Voyager Place  Sales, Service and Research &     January 2008          10,000
Shoppenhangers Road       Development
Maidenhead, Berkshire UK

100 Highpoint Drive       Research & Development            December 2006         16,500
Chalfont, Pennsylvania

     Except for the Chalfont, Pennsylvania facility, which is used exclusively for the VOD division, and the Administrative and Sales and Marketing offices at 2881 Gateway Drive, Pompano Beach, FL and Repair and Service Depot at Neptune, NJ, which are used exclusively for the Integrated Solutions Division, our facilities are used for both divisions. In addition to the facilities listed above, we also lease space in various domestic and international industrial centers for use as sales and service offices and warehousing.


ITEM  3.  LEGAL  PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not presently involved in any material litigation. However, we are involved in various legal proceedings. We believe that any liability which may arise as a result of these proceedings will not have a material adverse effect on our financial condition.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  applicable.

ITEM  X.  OFFICERS  OF  THE  REGISTRANT

     Our officers are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal. Set forth below are the names, positions, and ages of executive officers as of August 23, 2004:

NAME                  POSITION                                            AGE
--------------------  --------------------------------------------------  ---
T. Gary Trimm         President and Chief Executive Officer                56
Stephen K. Necessary  President, Video-on-Demand Division                  48
Warren Neuburger      President, Integrated Solutions Division             50
Steven R. Norton      Executive Vice President & Chief Financial Officer   43
Kirk L. Somers        General Counsel & Secretary                          39

     T. Gary Trimm, President, Chief Executive Officer, and Director. Mr. Trimm has served as President and Chief Executive Officer of Concurrent since July 2004. He became a director on August 10, 2004. From 2003 to July 2004, Mr. Trimm was President and Chief Executive Officer of OpVista, Inc., a manufacturer of scalable transport solutions. From 1997 to 2003, Mr. Trimm served as President and Chief Executive Officer of Strategic Management, LLC, a consulting firm. From 1995 to 1997, Mr. Trimm served as President and Chief Executive Officer of Compression Labs, a developer and marketer of CDV-based video-conferencing systems, and then from 1988 to 1995, Mr. Trimm served at Scientific-Atlanta, Inc., where his final position was President of their Subscriber Division. Mr. Trimm also spent several years at American Technical Services and served in the United States Navy within the US Navy Submarine Service. Mr. Trimm currently serves on the board of directors of OpVista and EG Technologies, Inc.

     Stephen K. Necessary, President, VOD Division. Mr. Necessary has served as President of the VOD division since June 2002. From January 2000 to June 2002, Mr. Necessary was President, CEO, and a Director of PowerTV, Inc, a software subsidiary of Scientific-Atlanta. From April 1998 to January 2000, Mr. Necessary served as Corporate Vice President and Vice President of Marketing at Scientific-Atlanta. From June 1982 to February 1991 and then from October 1995 to April 1998, he also held a number of other positions with Scientific-Atlanta, including Vice President and General Manager of analog video systems. Mr.
Necessary also spent several years at ARRIS Group, Inc. (f.k.a. Antec Corporation), a communications technology company that specializes in hybrid-fiber-coaxial-based networks, where his final position was President of the products group. Earlier in his career, he was a team manager for Procter & Gamble.

     Warren Neuburger, President, Integrated Solutions Division. Mr. Neuburger has served as President of the Integrated Solutions Division since June 2004. From 2001 to 2003, Mr. Neuburger served as CEO, President , Chief Operations Officer and Director at Optio Software Inc., a provider of output management solutions. From 1998 to 2001, Mr. Neuburger held a number of positions at Glenayre Electronics, including Executive Vice President, Products and President of the ING Division. Mr. Neuburger also held a number of positions during his tenures at Voicecom Systems, Inc., Digital Equipment Corporation, and Corning Glass Works.

     Steven  R.  Norton,  Executive  Vice President and Chief Financial Officer.
Mr. Norton has served as the Executive Vice President and Chief Financial Officer since October 1999. From March 1996 to April 1999, Mr. Norton was Vice President of Finance and Administration for LHS Group, Inc., a formerly publicly held provider of services to communications services providers and Chief Financial Officer for one of its subsidiaries, LHS Communications Systems, Inc. Prior to his employment with LHS, he was an Audit Senior Manager for Ernst &Young and KPMG LLP.

     Kirk L. Somers, General Counsel and Secretary. Mr. Somers has served as General Counsel since November 2001 and was appointed Secretary in August 2004. Immediately prior to joining Concurrent, from December 1998 to November 2001, Mr. Somers was the Assistant General Counsel for a company within divine, inc. (f.k.a. eshare communication, Inc.), a developer and marketer of enterprise interactive management solutions, where he was responsible for corporate-wide development and enforcement of the company's intellectual property portfolio as well as commercial contracts and other corporate matters. From December 1995 to December 1998, Mr. Somers was a partner in the law firm of Marshall & Melhorn in Toledo, Ohio practicing in the area of litigation. Prior to that, he was a JAG in the USAF.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUE PURCHASES OF EQUITY SECURITIES

     Our Common Stock is currently traded under the symbol "CCUR" on The NASDAQ National Market. The following table sets forth the high and low sale for our Common Stock for the periods indicated, as reported by the NASDAQ National Market.

FISCAL YEAR 2004
QUARTER ENDED:           HIGH         LOW
                         -----       -----
September 30, 2003       $4.75       $2.35
December 31, 2003        $5.47       $3.49
March 31, 2004           $6.00       $3.00
June 30, 2004            $3.71       $1.60

FISCAL YEAR 2003
QUARTER ENDED:           HIGH         LOW
                         -----       -----

September 30, 2002       $4.78       $2.10
December 31, 2002        $3.44       $1.25
March 31, 2003           $3.87       $1.90
June 30, 2003            $3.66       $1.94

     As of August 23, 2004, there were 62,882,654 shares of Common Stock outstanding, held of record by approximately 19,860 stockholders with a closing price on the Nasdaq National Market of $1.81.

     We have never declared or paid any cash dividends on our capital stock. Our present policy is to retain all available funds and any future earnings to finance the operation and expansion of our business, and no change in the policy is currently anticipated.


ITEM  6.  SELECTED  FINANCIAL  DATA

     The following table sets forth selected historical consolidated financial data that has been derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with, and is qualified by reference to, our financial statements and related notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                             SELECTED CONSOLIDATED FINANCIAL DATA
                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     YEAR ENDED JUNE 30,
                              -----------------------------------------------------------
INCOME STATEMENT DATA           2004           2003           2002      2001      2000
----------------------------  --------       ---------       -------  --------  ---------
Net sales                     $79,235        $ 75,453        $89,369  $72,821   $ 68,090
Gross margin                   38,722          36,423         44,566   33,020     31,743
Operating income (loss)        (8,540)        (11,429)  (2)    3,679   (5,591)   (23,987)  (4)
Net income (loss)              (5,725)  (1)   (24,552)  (3)    4,383   (6,189)   (23,715)  (4)
Net income (loss) per share
    Basic                     $ (0.09)  (1)  $  (0.40)  (3)  $  0.07  $ (0.11)  $  (0.46)  (4)
    Diluted                   $ (0.09)  (1)  $  (0.40)  (3)  $  0.07  $ (0.11)  $  (0.46)  (4)

                                                        AT JUNE 30,
                              -----------------------------------------------------------
BALANCE SHEET DATA              2004           2003           2002      2001      2000
----------------------------  --------       ---------       -------  --------  ---------
Cash, cash equivalents and
    short-term investments    $27,928        $ 30,697        $30,519  $ 9,460   $ 10,082
Working capital                26,378          30,180         43,545   14,824     15,383
Total assets                   74,542          77,839         98,688   57,052     57,078
Stockholders' equity           45,726          43,458         69,224   33,283     38,271
Book value per share          $  0.73        $   0.70        $  1.12  $  0.60   $   0.71

     (1) Net loss for the year ended June 30, 2004 includes $3.1 million from the recovery of a previously recognized impairment charge related to our investment in Thirdspace.
     (2) Operating loss for the year ended June 30, 2003 includes a restructuring charge of $1.6 million.
     (3) Net loss for the year ended June 30, 2003 includes a $13.0 million impairment charge related to our investment in Thirdspace and a restructuring charge of $1.6 million.
     (4) In October 1999, Concurrent acquired Vivid Technology. In connection with the acquisition, management placed a value of $14.0 million on in-process research and development based on valuation methods it deemed appropriate. This entire amount was written off as required by APB No. 16, "Business Combinations", which has since been superceded by SFAS No. 141, "Business Combinations".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto which appear elsewhere herein. Except for the historical financial information, many of the matters discussed in this Item 7 may be considered "forward-looking" statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, elsewhere herein and in other filings made with the Securities and Exchange Commission.

OVERVIEW

     We operate our business as two distinct divisions, the VOD division and the Integrated Solutions Division. In 1998, we created the VOD division to capitalize on the increasing opportunities in the emerging digital television services market and focus on the development and sale of digital VOD systems to cable providers that are upgrading their networks to support digital services. VOD revenues result from the sale of VOD systems and related services primarily to cable television providers in North America, and to a lesser extent, to DSL service providers and cable service providers, internationally.

     Our VOD products consist of both commercial off-the-shelf hardware from original equipment manufacturers and internally developed software that enables our customers to offer video to their subscribers, manage the video content across their network, and bill the subscribers for the video content purchased. Our software is based upon Linux and Windows NT operating systems and a Unix based proprietary operating system. Over the past 18 months, we have been working toward consolidating our software platforms, thereby reducing the development effort required to support multiple platforms. This effort is still in process. Further, our customers consistently require the addition of new features to our software to enhance their service offerings. The impact of supporting these efforts has increased our internal software development costs.

     Historically we have charged our customers a bundled price for our hardware and software based on the number of video streams purchased on a price per stream basis. Over the past several years, the average price per stream has dropped by over 50% as the technology, efficiency, and cost of the hardware has improved. Additionally, the deployment of VOD has been slower than originally anticipated due to a number of factors including the difficult economic conditions in the past several years, the challenging financial condition of some of our customers, the bankruptcy filing of Adelphia Communications Corporation, the consolidation of our customers, the introduction of digital video recorders, the unavailability of content on a timely basis, the focus by our customers on free cash flow and success based spending, continued network upgrades, lack of VOD marketing and digital copyright protection concerns. As a result, the frequency of usage by subscribers has not yet grown to the level that was originally anticipated. All of these factors have caused revenue from our sales of VOD products to be volatile. In addition, the unexpected failure of certain suppliers to meet quality expectations has resulted in product quality issues that have required additional development resources as well as additional customer support resources. Further, during the fiscal year we lost key sales executives that negatively impacted key account coverage and the effectiveness of marketing activities. The product issues combined with our sales and marketing challenges have caused us to lose market share with some of our customers in the last fiscal year.

     We made several changes to our internal processes during the last fiscal year, which have had a positive impact on our software development activities. Further, we recently released new software, that we believe will eliminate or significantly reduce previous quality problems. We have strengthened our customer support organization and expanded the tools available to that organization to enable them to better deal with customer issues. We are strengthening our sales team to improve the predictability of our VOD revenue stream and to ensure that we charge our customers for new software releases and services provided outside the warranty window. We believe these efforts will help us meet customer expectations, improve market share and broaden our revenue base, while reducing the volatility of our revenues.

     Over the past decade the real-time computer processing industry has seen a significant shift in demand from high-priced, proprietary real-time systems to lower-priced, open server systems. High performance processing in the past required a large, expensive computer system with significant proprietary and customized software. Today, these requirements are often met by much smaller and less expensive computers with off-the-shelf computer hardware and software. As a result, revenues from both ISD products and services have been declining. We are currently working to stabilize the revenue and possibly reverse this trend through creation of industry solutions sold through both direct and indirect channels. We have also significantly expanded our list of partners who we believe will help us enter new markets or re-enter markets that we have not been in for several years. ISD revenues consist of real-time computer system sales to prime contractors, domestic and foreign government agencies and commercial corporations, and fees for maintenance and other services provided to our ISD customers.

APPLICATION  OF  CRITICAL  ACCOUNTING  POLICIES

     The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     The following is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting an available alternative would not produce a materially different result.

     We  have  identified  the  following as accounting policies critical to us:

   Revenue  Recognition

     VOD and ISD system revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position, or SOP, 97-2, "Software Revenue Recognition", and related amendments, SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." We recognize revenue from the sale of these products when: (1) persuasive evidence of an arrangement exists; (2) the system has been shipped; (3) the fee is fixed or determinable; and (4) collectibility of the fee is probable. Under multiple element arrangements, we allocate revenue to the various elements based on vendor-specific objective evidence ("VSOE") of fair value. VSOE of fair value is determined based on the price charged when the same element is sold separately. If evidence of fair value does not exist for all elements in a multiple element arrangement, we recognize revenue using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue. Determination of criteria (3) and (4) are based on our judgments regarding the fixed nature of the fee charged for products and services delivered and the collectibility of those fees. Should changes in conditions cause us to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

   Valuation  and  Accrual  of  Non-Cash  Warrants

     Until March 31, 2004, we had one customer, Comcast Cable Communications, Inc., that earned warrants based on purchases of our products. The value of the warrants was determined using the Black-Scholes valuation model. The weighted assumptions used during fiscal year 2004 were: expected dividend yield - 0.0%; risk free interest rate - 2.5%; expected life - 4 years; and expected volatility - 110.6%. We adjusted the value of the earned but unissued warrants on a quarterly basis using the valuation option-pricing model until the warrants were actually issued. The value of the new warrants earned and any adjustments in value for warrants previously earned was determined using the Black-Scholes valuation model and recognized as part of revenue on a quarterly basis. To the extent the above assumptions changed on a periodic basis, or the number of subscribers capable of receiving VOD increased or decreased, revenue and gross margins were positively or negatively impacted.

   Warranty  Accrual

     For certain customers we accrue the estimated costs to be incurred in performing warranty services at the time of revenue recognition and shipment of the servers. Our estimate of costs to service warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase resulting in decreased gross margin.

   Allowance for Doubtful Accounts

      The allowance for doubtful accounts receivable is based on the aging of accounts receivable and our assessment of the collectibility of our receivables. If there is a deterioration of one of our major customer's credit worthiness or actual account defaults are higher than our historical trends, our reserve estimates could be adversely impacted.

   Inventory  Valuation  Reserves

     We provide for inventory obsolescence based upon assumptions about future demand, market conditions and anticipated timing of the release of next generation products. If actual market conditions or future demand are less favorable than those projected, or if next generation products are released earlier than anticipated, additional inventory write-downs may be required. We also review, on a quarterly basis, the value of inventory on hand for which a newer and more advanced technology or product is currently, or will soon be, available. When we believe that we will not be able to sell the products in inventory at or above cost, we record an obsolescence reserve to write them down to fair market value.

   Impairment  of  Goodwill

     We review goodwill for impairment on an annual basis or on an interim basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value based on the present value of estimated future cash flows. Significant judgment is required in the forecasting of future operating results, which are used in the preparation of projected cash flows. Due to uncertain market conditions and potential changes in our strategy and products, it is possible that forecasts used to support our goodwill may change in the future which could result in significant non-cash charges that would adversely affect our results of operations.

     At June 30, 2004, we had $10.7 million of goodwill, all of which is allocated to our VOD division. In assessing whether or not goodwill is impaired, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. On July 1, 2004 and 2003, our annual testing day, as required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we updated and reviewed the impairment analysis in conjunction with our revised expected future operating results. We have concluded that this amount is realizable based on forecasted discounted cash flows and on our stock market valuation. Neither method indicated that our goodwill had been impaired and, as a result, we did not record an impairment loss related to goodwill during the twelve months ended June 30, 2004. If the estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Subsequent impairment charges, if any, will be reflected in operating income in the Consolidated Statements of Operations.

   Valuation  of  Deferred  Tax  Assets

     In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At June 30, 2004 and June 30, 2003, substantially all of the deferred tax assets have been fully reserved due to the tax operating losses for the past several years and the inability to assess as more likely than not the likelihood of generating sufficient future taxable income to realize such benefits.

SELECTED OPERATING DATA AS A PERCENTAGE OF NET SALES

     The following table sets forth our consolidated historical operating information, as a percentage of total revenues, for the periods indicated:

                                                    YEAR ENDED JUNE 30,
                                                  -----------------------
                                                   2004    2003     2002
                                                  ------  -------  ------
Revenues:
  Product sales
    ISD systems                                   22.2 %   25.7 %  24.2 %
    VOD systems                                    49.7     46.5    52.4
                                                  ------  -------  ------
      Total product sales                          71.9     72.2    76.6
  Service:
    ISD systems                                    19.6     23.1    22.2
    VOD systems                                     8.5      4.7     1.2
                                                  ------  -------  ------
      Total service sales                          28.1     27.8    23.4
                                                  ------  -------  ------

      Total sales                                 100.0    100.0   100.0

Cost of sales (% of respective sales category)
  Product sales
    ISD systems                                    41.1     40.3    39.7
    VOD systems                                    53.0     50.9    48.1
                                                  ------  -------  ------
      Total product costs of sales                 49.3     47.1    45.5
  Service
    ISD systems                                    54.7     59.5    58.5
    VOD systems                                    58.0     84.0   195.5
                                                  ------  -------  ------
      Total service costs of sales                 55.7     63.6    65.5
                                                  ------  -------  ------
      Total cost of sales                          51.1     51.7    50.1
                                                  ------  -------  ------

Gross margin                                       48.9     48.3    49.9

Operating expenses:
  Sales and marketing                              21.8     24.0    19.0
  Research and development                         25.2     24.9    17.1
  General and administrative                       12.7     12.4     9.7
  Restructuring charge                                -      2.1       -
  Gain on liquidation of foreign subsidiary        (0.1)       -       -
                                                  ------  -------  ------
      Total operating expenses                     59.6     63.4    45.8
                                                  ------  -------  ------

Operating income (loss)                           (10.7)   (15.1)    4.1

Recovery (loss) on minority investment              3.9    (17.2)      -
Interest expense                                      -        -    (0.1)
Interest income                                     0.4      0.8     1.0
Other expense - net                                (0.2)    (0.2)   (0.1)
                                                  ------  -------  ------

Income (loss) before provision for income taxes    (6.6)   (31.7)    4.9

Provision for income taxes                          0.6      0.8       -
                                                  ------  -------  ------

Net income (loss)                                 (7.2)%  (32.5)%   4.9 %
                                                  ======  =======  ======

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

     General and administrative expenses consist primarily of salaries, benefits and travel expenses of management and administrative personnel, human resources, information systems, investor relations, accounting and fees for legal, accounting, and other professional services.

FISCAL YEAR 2004 IN COMPARISON TO FISCAL YEAR 2003

     The following table sets forth summarized consolidated financial information for each of the two fiscal years ended June 30, 2004 and 2003 as well as comparative data showing increases and decreases between periods.

                                                                                  DIFFERENCES
                                                     YEAR ENDED JUNE 30,        BETWEEN PERIODS
                                                  -------------------------  --------------------
                (DOLLARS IN THOUSANDS)               2004          2003          $          %
                                                  -----------  ------------  ---------  ---------
Product revenues                                  $   56,947   $    54,456   $  2,491        4.6%
Service revenues                                      22,288        20,997      1,291        6.1%
                                                  -----------  ------------  ---------  ---------
      Total sales                                     79,235        75,453      3,782        5.0%

Product cost of sales                                 28,091        25,668      2,423        9.4%
Service cost of sales                                 12,422        13,362       (940)     (7.0%)
                                                  -----------  ------------  ---------  ---------
      Total cost of sales                             40,513        39,030      1,483        3.8%
                                                  -----------  ------------  ---------  ---------

Product gross margin                                  28,856        28,788         68        0.2%
Service gross margin                                   9,866         7,635      2,231       29.2%
                                                  -----------  ------------  ---------  ---------
      Total gross margin                              38,722        36,423      2,299        6.3%

Operating expenses:
  Sales and marketing                                 17,302        18,081       (779)     (4.3%)
  Research and development                            20,000        18,775      1,225        6.5%
  General and administrative                          10,071         9,393        678        7.2%
  Restructuring charge                                     -         1,603     (1,603)   (100.0%)
  Gain on liquidation of foreign subsidiary             (111)            -       (111)     NM (1)
                                                  -----------  ------------  ---------  ---------
      Total operating expenses                        47,262        47,852       (590)     (1.2%)
                                                  -----------  ------------  ---------  ---------

Operating income (loss)                               (8,540)      (11,429)     2,889     (25.3%)

Recovery (loss) of minority investment                 3,103       (12,951)    16,054    (124.0%)
Other income (expense) - net                             184           417       (233)    (55.9%)
                                                  -----------  ------------  ---------  ---------

Income (loss) before provision for income taxes       (5,253)      (23,963)    18,710     (78.1%)

Provision for income taxes                               472           589       (117)    (19.9%)
                                                  -----------  ------------  ---------  ---------

Net income (loss)                                 $   (5,725)  $   (24,552)  $ 18,827     (76.7%)
                                                  ===========  ============  =========  =========

  (1) NM denotes percentage is not meaningful

     Product Sales. Total product sales for fiscal year 2004 were $56.9 million, an increase of $2.4 million, or 4.6%, from $54.5 million in fiscal year 2003. The slight increase in product sales resulted from the increase in VOD product sales of $4.4 million, or 12.4%, to $39.4 million in fiscal year 2004 from $35.0 million in fiscal year 2003. The increase in VOD product sales was due to an increase in volume of VOD system sales due to new VOD market deployments, increasing amounts of storage for new deployments and add-on streaming and storage sales into existing markets, as compared to fiscal year 2003. The increase in VOD product sales was also due to software sales of our newly released Real-Time Media content ingestion application as compared to fiscal year 2003. The increase in volume of these VOD products sold was partially offset by change in product mix, continuing declines in the average price per video stream sold, and an additional $0.2 million reduction of revenue resulting from additional warrants earned by Comcast, as compared to the same period of the prior year. Fluctuation in VOD revenue is often due to the fact that we have a small base of large customers making periodic large purchases that account for a significant percentage of revenue. Although we have lost market share with certain customers over the past year to our competitors, we believe that we will be able to maintain or increase our share of the North American cable market and also capture a meaningful share of the video-over-DSL market in both the United States and internationally. We also anticipate that the erosion of the price per stream that has occurred over the past 5 years will not be as significant going forward.

     Partially offsetting the increase in VOD product sales, ISD products sales declined $1.9 million, or 9.5%, to $17.5 million in fiscal year 2004 from $19.4 million in fiscal year 2003. The decline in domestic revenue from ISD product sales is primarily due to our customers' plans to control inventory and manage cash flow. The decline in domestic ISD sales was partially offset by an increase in international revenue, particularly from strong sales in Europe and Japan. Over the past year, our Integrated Solutions Division has integrated software applications from strategic partnerships that we believe will enable it to expand beyond its traditional customer base. Based on this initiative, we expect to maintain market share in our traditional ISD markets and expect to capture market share in new markets needing ISD solutions.

     Service Revenue. Service revenue increased $1.3 million, or 6.1%, to $22.3 million in fiscal year 2004 from $21.0 million in fiscal year 2003. VOD service revenue increased $3.2 million, or 90.8%, to $6.7 million in fiscal year 2004 from $3.5 million in fiscal year 2003, as the VOD division continues to recognize deferred maintenance revenue and expand its VOD customer base requiring additional installation, training, technical support, and software and hardware maintenance services. As the warranty and maintenance agreements that typically accompany the initial sale and installation of our VOD systems expire, we expect to sell new, long-term service and support agreements. Because of these new agreements, our expanding customer base and increasing software component of our total VOD solution, we expect sales of these VOD services to continue to increase.

     The increase in VOD service revenue was partially offset by a $1.9 million, or 10.9%, decrease in ISD service revenue to $15.6 million in fiscal year 2004 from $17.5 million in fiscal year 2003. ISD service revenue continued to decline primarily due to the cancellation of maintenance contracts as legacy machines were removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue. We expect this trend of declining ISD service revenue to continue into the foreseeable future.

     Product  Gross  Margin.  Product gross margin remained at $28.8 million for both fiscal years 2004 and 2003. Product gross margin as a percentage of product sales decreased to 50.7% in fiscal year 2004 from 52.9% in fiscal year 2003. VOD product gross margin decreased to 47.0% of VOD product revenue for fiscal year 2004 from 49.1% for fiscal year 2003. The decrease in VOD product gross margin is due to changes in product mix and continued declines in average price per video stream sold. In addition, we recorded an additional inventory obsolescence reserve of $0.5 million related to our third generation of video servers and storage devices and recorded an additional $0.3 million of warranty cost related to defective content storage devices deployed in the field. Furthermore, we recorded an additional $0.2 million of revenue reduction from the warrant accrual for Comcast, as compared to the prior year, due to an increase in the Black-Scholes value of the warrants and increased sales to Comcast during fiscal year 2004. The unfavorable impact of declining price per stream, revenue reduction related to Comcast warrants, and additional VOD inventory reserves and warranty cost were partially offset by the favorable impact from the Scientific Atlanta, Inc. ("SAI") warrant expense reversal and lower production costs. In fiscal year 2004 we recognized a $1.3 million reduction in product cost of sales related to the value of warrants that were accrued in fiscal year 2003 and fiscal year 2002, but were never issued due to Concurrent not reaching certain VOD sales milestones to customers using the Scientific-Atlanta digital platform. We also produced savings from the lower cost of the MediaHawk 4000 system predominantly sold during the current year, versus the previous generation MediaHawk 3000 system sold during most of fiscal year 2003. We expect similar future VOD product margins as declining product costs and increased sales of higher margin software products are offset by the fact that the current year SAI warrant expense reversal will not recur in future periods.

     The gross margin on sales of ISD product decreased to 58.9% of ISD product revenue in fiscal year 2004 from 59.7% of ISD product revenue in fiscal year 2003 due to a slightly less favorable product mix, as compared to the same period of the prior fiscal year.

     Service Gross Margin. The gross margin on service sales increased $2.3 million, or 29.2%, to $9.9 million, or 44.3% of service revenue in fiscal year 2004 from $7.6 million, or 36.4% of service revenue in the prior year. The increase in overall service margins is due to the increase in our VOD service margin in fiscal year 2004. VOD service margins increased to 42.0% of VOD service revenue in fiscal year 2004 compared to 16.0% in the prior year as the VOD division continues to build its VOD customer base and the fixed costs associated with our customer support activities are being spread over a larger revenue base. Although our VOD service gross margins in the future will change quarter to quarter on a percentage basis, we do not anticipate the percentage to fluctuate at the magnitude of the change from fiscal year 2003 to fiscal year 2004. ISD service gross margin increased to 45.3% of ISD service revenue in fiscal year 2004 from 40.5% for the same period of the prior year due to reduced current year costs resulting from the restructuring initiatives implemented in the fourth quarter of fiscal year 2003. The

Integrated Solutions Division will continue to scale down its service infrastructure in response to declining ISD contractual service obligations as legacy machines are removed from service and replaced with machines that are simpler to maintain.

     Sales and Marketing. Sales and marketing expenses decreased as a percentage of sales to 21.8% in fiscal year 2004 from 24.0% in fiscal year 2003. These expenses decreased $0.8 million, or 4.3%, to $17.3 million during fiscal year 2004 from $18.1 million in the same period of the prior year, primarily due to decreased sales and marketing costs within the VOD division. The VOD division's sales and marketing expenses decreased $1.1 million primarily due to a $0.5 million reduction in trade show and public relations costs, as we have focused on streamlining our marketing efforts, and $0.3 million less international severance expense. Our VOD division also reduced salaries, wages and benefits by $0.3 million in the current year as we are realizing savings from the restructuring plan that was implemented in the fourth quarter of the prior year and experiencing delays in replacing certain sales personnel that left the Company. Due to VOD customer mix in the current year, VOD commissions declined by $0.2 million compared to fiscal year 2003. Offsetting these expense reductions, our VOD division incurred an additional $0.2 million of depreciation expense from loaner and demo equipment, primarily related to our Media Hawk 4000 VOD systems.

     Offsetting the decrease in the VOD division's sales and marketing expenses, the Integrated Solutions Division's sales and marketing expenses increased $0.3 million, compared to fiscal year 2003, due to stronger than expected sales in Europe and Japan, and the resulting increase in bonus and commission expense to international sales personnel.

     Research and Development. Research and development expenses increased as a percentage of sales to 25.2% in fiscal year 2004 from 24.9% in fiscal year 2003. These expenses increased $1.2 million, or 6.5%, to $20.0 million in fiscal year 2004 from $18.8 million in fiscal year 2003. The increase in research and development expense is due to a $1.1 million and $0.4 million increase in VOD and ISD salaries and related costs, respectively, as each division added new software development staff over the past year. The VOD division has added development staff and subcontractors to meet the increasing software development requirements for customers' business management functionality, resource management and client system monitoring as a result of increases in both our customer base and deployment base. In fiscal year 2004 the Integrated Solutions Division has added development staff to focus on developing and expanding our Linux data acquisition products such as Lab Workbench to better position the Integrated Solutions Division to target the data acquisition market. In addition to the increase in personnel costs, the VOD division incurred an additional $0.4 million in fixed asset depreciation expense related to purchases of product development and testing equipment, offset by a $0.9 million decrease in external VOD software development and consulting expenses, compared to the same period of the prior year. We expect that software development costs will begin to stabilize and flatten over the next few years, as we reduce our number of software platforms and as we stabilize our software in the field.

     General and Administrative. General and administrative expenses increased as a percentage of sales to 12.7% in fiscal year 2004 from 12.4% in fiscal year 2003. These expenses increased $0.7 million, or 7.2%, to $10.1 million in fiscal year 2004 from $9.4 million in fiscal year 2003. This increase in general and administrative expense is due a $0.5 million increase in legal fees resulting from our successful defense of a lawsuit brought by SeaChange International, a $0.6 million severance accrual resulting from the resignation of our former president and CEO, and a $0.3 million increase in accounting expenses related to audit fees, Sarbanes-Oxley consulting fees, and accounting salaries and benefits. These increases were partially offset by decreases in the bad debt reserve of $0.6 million and insurance expense of $0.1 million. We expect these costs to be non-recurring, except for the increase in accounting and auditing expenses, which will continue at their present level, or increase slightly, in light of the more demanding requirements on public companies.

     Gain on Liquidation of Foreign Subsidiary. During the fourth quarter of fiscal year 2004, we reorganized and recapitalized our operating entities in the United Kingdom. These activities resulted in the curtailment and settlement of our UK defined benefit pension plan and a net gain of $111,000. We do not anticipate that there will be any further cash or net income from these activities in the future.

     Recovery (Loss) of Minority Investment. In the second and third quarters of fiscal year 2003, in the aggregate, a net impairment charge of approximately $13.4 million was recorded due to an other-than-temporary decline in the market value of an equity investment in Thirdspace, which included a $6.1 million charge for the write-off of two $3.0 million notes receivable and related accrued interest. At the end of fiscal year 2003, Thirdspace was sold to Alcatel Telecom Ltd. and placed into liquidation resulting in a recovery for us of $0.5 million prior to July 1, 2003. During fiscal year 2004 we received an additional $3.1 million in cash from continued monetization of the Thirdspace assets and settlement of its liabilities. We expect the cash received in fiscal year 2004 to be the final cash proceeds related to the liquidation of Thirdspace's remaining assets. The income recognized related to these proceeds is recorded in the line item "Recovery
(loss) of minority investment" in the Consolidated Statements of Operations and the value of the investment and notes receivables remain at zero on our June 30, 2004 Consolidated Balance Sheet.

     Interest Income. Interest income decreased $0.3 million to $0.3 million in fiscal year 2004 from $0.6 million in fiscal year 2003 primarily due to lower average daily interest rates and cash balances than the prior year.

     Provision for Income Taxes. We recorded income tax expense for our domestic and foreign subsidiaries of $472,000 in fiscal year 2004, which is related primarily to foreign withholding taxes and income earned in foreign locations, which cannot be offset by net operating loss carryforwards. We recorded income tax expense for our domestic and foreign subsidiaries of $589,000 in fiscal year 2003, of which approximately $390,000 related to a negotiated settlement with the Greek Tax Authority relating to a 1993 through 1995 audit of our former Greek subsidiary, which was sold in December 1995. The remaining $199,000 tax expense in fiscal year 2003 was related primarily to foreign withholding taxes and income earned in foreign locations, which cannot be offset by net operating loss carryforwards.

     Net Loss. The net loss for fiscal year 2004 was $5.7 million or $0.09 per basic and diluted share compared to a net loss for fiscal year 2003 of $24.6 million or $0.40 per basic and diluted share.

     FISCAL YEAR 2003 IN COMPARISON TO FISCAL YEAR 2002

     The following table sets forth summarized consolidated financial information for each of the two fiscal years ended June 30, 2003 and 2002 as well as comparative data showing increases and decreases between periods.

                                                                                DIFFERENCES
                                                    YEAR ENDED JUNE 30,       BETWEEN PERIODS
                                                  ------------------------  -------------------
              (DOLLARS IN THOUSANDS)                 2003         2002          $         %
                                                  -----------  -----------  ---------  --------
Product revenues                                  $   54,456   $    68,501  $(14,045)   (20.5%)
Service revenues                                      20,997        20,868       129       0.6%
                                                  -----------  -----------  ---------  --------
      Total sales                                     75,453        89,369   (13,916)   (15.6%)

Product cost of sales                                 25,668        31,141    (5,473)   (17.6%)
Service cost of sales                                 13,362        13,662      (300)    (2.2%)
                                                  -----------  -----------  ---------  --------
      Total cost of sales                             39,030        44,803    (5,773)   (12.9%)
                                                  -----------  -----------  ---------  --------

Product gross margin                                  28,788        37,360    (8,572)   (22.9%)
Service gross margin                                   7,635         7,206       429       6.0%
                                                  -----------  -----------  ---------  --------
      Total gross margin                              36,423        44,566    (8,143)   (18.3%)

Operating expenses:
  Sales and marketing                                 18,081        16,984     1,097       6.5%
  Research and development                            18,775        15,291     3,484      22.8%
  General and administrative                           9,393         8,612       781       9.1%
  Restructuring charge                                 1,603             -     1,603     NM (1)
                                                  -----------  -----------  ---------  --------
      Total operating expenses                        47,852        40,887     6,965      17.0%
                                                  -----------  -----------  ---------  --------

Operating income (loss)                              (11,429)        3,679   (15,108)  (410.7%)

Recovery (loss) of minority investment               (12,951)            -   (12,951)    NM (1)
Other income (expense) - net                             417           704      (287)   (40.8%)
                                                  -----------  -----------  ---------  --------

Income (loss) before provision for income taxes      (23,963)        4,383   (28,346)  (646.7%)

Provision for income taxes                               589             -       589     NM (1)
                                                  -----------  -----------  ---------  --------

Net income (loss)                                 $  (24,552)  $     4,383  $(28,935)  (660.2%)
                                                  ===========  ===========  =========  ========

  (1) NM denotes percentage is not meaningful

     Product Sales. Total product sales for fiscal year 2003 were $54.5 million, a decrease of $14.0 million or 20.5% from fiscal year 2002. This decrease resulted in part from VOD product sales decreasing $11.9 million, or 25.3%, to $35.0 million in fiscal year 2003 from $46.9 million in fiscal year 2002. The decrease in VOD product sales was due primarily to increased scrutiny by a majority of our customers of their capital expenditures in an effort to attain positive free cash flow combined with certain competitive pricing pressures. In addition, Comcast's initial VOD deployment plan did not favor
Concurrent based on some initial geographic and operational priorities established by Comcast. During fiscal year 2003, VOD product purchases by each of four North American cable companies accounted for more than 10% of VOD product revenue and accounted for 82.3% of VOD product revenue in the aggregate.

     Sales of ISD products decreased $2.2 million, or 10.1% to $19.4 million in fiscal year 2003 from $21.6 million in fiscal year 2002. The decrease in ISD product sales is due in part to a nonrecurring sale to an Australian customer in fiscal year 2002, unfavorable economic factors in Europe, Asia, and domestically, and a longer than expected sales cycle domestically and internationally, partially offset in the domestic market by an increase in sales to one specific customer, as compared to fiscal year 2002. Sales to a single customer accounted for approximately 51.0% of ISD product sales during fiscal year 2003 compared to 36.1% in fiscal year 2002.

     Service Revenue. Service revenue increased slightly to $21.0 million in fiscal year 2003 from $20.9 million in fiscal year 2002. The increase in service revenue is due primarily to an increase in VOD service revenue of $2.4 million, or 232.0%, to $3.5 million in fiscal year 2003 from $1.1 million in fiscal year 2002. The VOD division continued to recognize deferred maintenance revenue and expand its VOD customer base requiring additional installation, training, technical support, and hardware and software maintenance services. Offsetting this increase was a decrease in ISD service revenue of $2.3 million, or 11.8%, due to the cancellation of maintenance contracts as machines were removed from service and from customers purchasing our new products that are less expensive to maintain.

     Product Gross Margin. The product gross margin decreased $8.6 million, or 22.9% to $28.8 million in fiscal year 2003 from $37.4 million in fiscal year 2002. Product gross margin as a percent of product sales decreased to 52.9% in fiscal year 2003 from 54.5% in fiscal year 2002. VOD product gross margins decreased to 49.1% for fiscal year 2003 from 51.9% for fiscal year 2002 due to a less favorable product mix and certain costs being spread over lower product sales volumes, partially offset by efficiencies in the Media Hawk 3000 video server. The gross margin on sales of ISD products decreased slightly to 59.7% as a percent of product sales in fiscal year 2003 from 60.3% in fiscal year 2002 due primarily to strong margins on higher software product sales in fiscal year 2002, partially offset by a favorable product mix on hardware products during the first nine months of fiscal year 2003.

     Service Gross Margin. The gross margin on service sales increased $0.4 million, or 6.0%, to $7.6 million, or 36.4% of service revenue in fiscal year 2003 from $7.2 million, or 34.5% of service revenue in fiscal year 2002. The increase in service gross margins is due to an increase in VOD service revenue, bringing VOD service margins to 16.0% in fiscal year 2003 as compared to a negative margin of 95.5% in fiscal year 2002. VOD service margins increased as the VOD division continued to recognize deferred maintenance revenue and expand its customer base requiring additional installation, training, technical support, and software and maintenance services, at a faster rate than the growth of the costs to support such services. The increase in VOD service margins was partially offset by a decrease in ISD service margins to 40.5% in fiscal year 2003 from 41.5% in fiscal year 2002. The decrease in ISD service gross margins is due to the inability to reduce fixed costs at the same rate as revenue has decreased. The decrease in ISD service revenue is due to a decline in contractual obligations resulting from the cancellation of maintenance contracts as machines were removed from service and from customers purchasing our new products that are less expensive to maintain.

     Sales and Marketing. Sales and marketing expenses increased as a percent of sales to 24.0% for fiscal year 2003 from 19.0% for fiscal year 2002. These expenses increased $1.1 million, or 6.5%, to $18.1 million in fiscal year 2003 from $17.0 million in fiscal year 2002. The increase in sales and marketing expenses are due to an increase of $0.5 million and $0.6 million in VOD and ISD sales and marketing expenses, respectively. The increase in VOD sales and marketing expense is primarily due to an increase of $0.6 million in sales and marketing personnel costs and an increase of $0.3 million in severance expense not associated with the restructuring, partially offset by a decrease of $0.2 million in incentive based compensation due to lower sales volume in the VOD division in fiscal year 2003. The increase in sales and marketing expense of $0.6 million in the Integrated Solutions Division was primarily due to a $0.7 million increase in sales and marketing personnel costs, a $0.1 million increase in severance expense not associated with the restructuring and the addition of a new salesperson. The increase in ISD sales and marketing expense was partially offset by a decrease in incentive based compensation of $0.4 million due to lower sales volume in the Integrated Solutions Division in fiscal year 2003.

     Research and Development. Research and development expenses increased as a percent of sales to 24.9% in fiscal year 2003 from 17.1% in fiscal year 2002. These expenses increased $3.5 million, or 22.8%, to $18.8 million in fiscal year 2003 from $15.3 million in fiscal year 2002. The increase in research and development of $3.5 million in fiscal year 2003 was attributable to an increase in VOD research and development of $3.6 million, offset by a decrease of $0.1 million in ISD research and development expenses. The $3.6 million increase in VOD research and development resulted primarily from the addition of new development staff and utilization of outside consultants to focus on new application software development and customer specific integration activities. The addition of the development staff and use of outside consultants resulted in an increase of $1.8 million and $0.8 million, respectively. In addition, there was an increase of $0.2 million in Acadia and Creative Edge product certification costs, an additional $0.3 million of depreciation expense from purchases of new testing and quality assurance equipment, an increase of $0.1 million in rent expense while temporarily occupying two development facilities as a result of moving our U.K. office, and a $0.2 million increase as a result of foreign currency exchange fluctuations. Research and development expense for the Integrated Solutions Division decreased slightly by $0.1 million due to a decrease in incentive based compensation.

     General and Administrative. General and administrative expenses increased as a percent of sales to 12.4% in fiscal year 2003 from 9.7% in fiscal year 2002. These expenses increased $0.8 million, or 9.1%, to $9.4 million in fiscal year 2003 from $8.6 million in fiscal year 2002, primarily due to a $0.8 million increase in salaries and benefits as we hired a new VOD division president and added personnel to our legal and investor relations departments, a $0.5 million increase related to corporate insurance costs, an increase of $0.3 million in accounting and legal fees, and an increase in travel expenses of $0.1 million, partially offset by a decrease in incentive based compensation of $0.6 million and a decrease of bad debt expense of $0.4 million as compared to the prior fiscal year.

     Restructuring Charge. During the fourth quarter of fiscal year 2003, the Board of Directors approved a Restructuring Plan. The Restructuring Plan includes certain initiatives designed to realign our resources to focus on more strategic and immediate growth opportunities and to align our cost structure with our revenue projections. The decision to implement the Restructuring Plan was due to certain economic and geographic circumstances in the Integrated Solutions and VOD divisions and the state of the overall global economic environment. As part of the Restructuring Plan, the following actions were initiated, resulting in a total restructuring charge of $1.6 million recorded in the fourth quarter of fiscal year 2003:

     - We terminated 33 employees, or 7% of our current global workforce in both our Integrated Solutions and VOD divisions, and as a result, recorded a charge of $1.1 million related to severance and other employee termination costs.
     - We reduced office space in certain international facilities in France and Japan, and as a result, recorded a charge of $0.3 million for estimated lease cancellation costs, write-off of leasehold improvements and facility restoration costs, all net of estimated sub-lease rental income.
     - We also recorded charges for other restructuring costs of $0.2 million related to the write-off of certain assets that were impaired as a result of the restructuring initiatives.

     This Restructuring Plan was accounted for and recorded in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), and SFAS No. 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets", and other related interpretative guidance. We adopted the provisions of SFAS 146, which is effective for transactions initiated after December 31, 2002.

     Recovery (Loss) of Minority Investment. In fiscal year 2003, we recorded a $13.0 million impairment charge due to an other-than-temporary decline in the market value of our investment in Thirdspace, which included a $6.1 million charge for the write-off of two $3 million notes receivable and related accrued interest. The impairment of the investment and write-off of the related notes receivable and accrued interest was based upon Thirdspace's deteriorating financial condition and actual performance relative to expected performance, the status of Thirdspace's capital raising initiatives, the market conditions of the telecommunications sector, the uncertainty of the collectibility of the notes, the state of the overall economy and the reduced market value of Thirdspace. In May 2003, Thirdspace sold the majority of its assets to a third party. As a result of the sale of these certain assets, we received $471,000 in proceeds, net of legal costs of $75,000, and an additional $275,000 was placed in escrow for our benefit, pending the resolution of certain outstanding items. In return for these proceeds, we relinquished our security interest in the intellectual assets of Thirdspace; however, we still retain a secured interest in all other assets retained by Thirdspace. The net proceeds received at the end of June 30, 2003 of $471,000 were recorded as a reduction to the impairment loss, which was recorded in the line item "Recovery (loss) on minority investment" in the Consolidated Statements of Operations. The value of the equity investment and notes receivable and accrued interest were reduced to zero as of the third quarter of fiscal year 2003 and remain at zero on the June 30, 2003 Consolidated Balance Sheets.

     Interest Income. Interest income decreased $0.2 million to $0.6 million in fiscal year 2003 from $0.8 million in fiscal year 2002 primarily due to lower average daily interest rates than the prior year.

     Income Taxes. We recorded income tax expense for our domestic and foreign subsidiaries of $589,000 in fiscal year 2003, of which approximately $390,000 relates to a negotiated settlement with the Greek Tax Authority relating to a 1993 through 1995 audit of our former Greek subsidiary, which was sold in December 1995. The remaining $199,000 tax expense is related primarily to foreign withholding taxes and income earned in foreign locations, which cannot be offset by net operating loss carryforwards. There was no income tax provision recorded in fiscal year 2002 on pretax income of $4.4 million due to the utilization of previously unrecognized tax net operating loss carryovers.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

     - revenue growth from VOD systems and the pace at which cable companies implement VOD technology;
     - the actual versus anticipated decline in revenue from maintenance of ISD proprietary systems;
     -    revenues  from  ISD  systems;
     - ongoing cost control actions and expenses, including for example, research and development and capital expenditures;
     -    the  margins  on  our  VOD  and  ISD  businesses;
     -    our  ability  to  raise  additional  capital,  if  necessary;
     -    our  ability  to  obtain  bank  financing,  if  necessary;
     - timing of product shipments which occur primarily during the last month of the quarter;
     - the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles;
     - the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases; and
     - the success of the fourth generation VOD platform and our ISD Linux products.

     Uses  and  Sources  of  Cash

     We used $2.4 million of cash from operating activities during fiscal year 2004 compared to providing cash of $7.1 million and $5.8 million during fiscal years 2003 and 2002, respectively. The decrease in cash from operations was primarily due to net operating losses generated by both of our operating divisions in fiscal year 2004. The increase in operating cash flows in fiscal years 2003 and 2002 was primarily due to favorable changes in working capital, specifically accounts receivable in 2003, and due to overall operating profits generated in fiscal year 2002. We have accumulated $4.7 million in cash from operations over the last eight quarters; however, until our VOD revenue increases and stabilizes, it is likely that we will continue to use cash from operating activities.

     We invested $4.9 million in property, plant and equipment during fiscal year 2004 compared to $5.6 million during fiscal year 2003 and $4.5 million in fiscal year 2002. Capital additions during fiscal years 2004, 2003 and 2002 relate primarily to product development and testing equipment, demonstration equipment and equipment loans to our customers for our VOD division. We expect a similar mix and cost of capital during the upcoming year, as we continue to focus on further development of our VOD technology.

     We received an additional $3.1 million from the continued liquidation of Thirdspace during fiscal year 2004, compared to the $471,000 of initial proceeds received from the liquidation in fiscal year 2003. These receipts represent partial recoveries of the previously impaired investment in and long-term receivables due from Thirdspace. In fiscal years 2002 and 2003 we loaned Thirdspace an aggregate of $6.0 million in exchange for two long term-notes receivable and invested $4.0 million in cash in Thirdspace stock (see Note 3). We do not anticipate any further cash proceeds related to the liquidation of Thirdspace's remaining assets.

     We received $1.2 million, $0.6 million, and $3.5 million from the issuance of common stock to employees and directors who exercised stock options during fiscal years 2004, 2003 and 2002, respectively. In addition, we also received $24.0 million in net proceeds from a private placement of 5.4 million shares of common stock on July 19, 2001.

     At June 30, 2004, we had working capital of $26.4 million and had no material commitments for capital expenditures compared to working capital of $30.2 million and $43.5 million at June 30, 2003 and 2002, respectively. We believe that the existing cash balances will be sufficient to meet the anticipated working capital and capital expenditure requirements for the next 12 months; however, until our VOD revenue increases and stabilizes, it is likely that we will continue to use substantial cash from operating activities.

CONTRACTUAL  OBLIGATIONS  AND  COMMERCIAL  COMMITMENTS

     Our only significant contractual obligations and commitments relate to certain operating leases for sales, service and manufacturing facilities in the United States, Europe and Asia. The following table summarizes our significant contractual obligations and commitments:

                                      PAYMENTS DUE BY FISCAL YEAR
                           ----------------------------------------------------
                                        (DOLLARS IN THOUSANDS)
CONTRACTUAL OBLIGATIONS     TOTAL    2005   2006-2007   2008-2009   THEREAFTER
----------------------------------  ------  ----------  ----------  -----------
OPERATING LEASES           $10,492  $2,702  $    4,585  $    2,474  $       731
CAPITAL LEASE OBLIGATIONS       51      51           -           -            -
                           -------  ------  ----------  ----------  -----------

TOTAL                      $10,543  $2,753  $    4,585  $    2,474  $       731
                           =======  ======  ==========  ==========  ===========


CAUTIONARY  STATEMENTS  REGARDING  FORWARD-LOOKING  STATEMENTS

     Certain statements made or incorporated by reference in this release may constitute "forward-looking statements" within the meaning of the federal securities laws. When used or incorporated by reference in this release, the words "believes," "expects," "estimates," "anticipates," and similar expressions are intended to identify forward-looking statements. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: our ability to keep our customers satisfied; availability of video-on-demand content; delays or cancellations of customer orders; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the limited operating history of our video-on-demand segment; the concentration of our customers; failure to effectively manage growth; delays in testing and introductions of new products; rapid technology changes; demand shifts from high-priced, proprietary real-time systems to low-priced, open server systems; system errors or failures; reliance on a limited number of suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the highly competitive environment in which we operate and predatory pricing pressures; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new products in both the VOD and ISD divisions; the success of our new initiative to penetrate opportunities with the U.S. government; the availability of Linux software in light of issues raised by SCO group; capital spending patterns by a limited customer base; and contract obligations that could impact revenue recognition.


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

     We conduct business in the United States and around the world. Our most significant foreign currency transaction exposure relates to the United Kingdom, those Western European countries that use the Euro as a common currency, Australia, and Japan. We do not hedge against fluctuations in exchange rates and believe that a hypothetical 10% upward or downward fluctuation in foreign currency exchange rates relative to the United States dollar would not have a material impact on future earnings, fair values, or cash flows.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The following consolidated financial statements and supplementary data are included herein.

                                                                                  PAGE
                                                                                  ----
Report of Independent Registered Public Accounting Firm                             46

Consolidated Balance Sheets as of June 30, 2004 and 2003                            47

Consolidated Statements of Operations for each of the three years                   48
in the period ended June 30, 2004

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)     49
for each of the three years in the period ended June 30, 2004

Consolidated Statements of Cash Flows for each of the three years in the period     50
ended June 30, 2004

Notes to Consolidated Financial Statements                                          51

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


ITEM 9B. OTHER INFORMATION

     None

                                    PART III


ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information  regarding  the  Registrant's  executive officers is located in
Item  X  of  this  Form  10-K.

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in the Registrant's Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on October 20, 2004 ("Registrant's 2004 Proxy Statement").

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's 2004 Proxy Statement.

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors - Corporate Governance and Committees of the Board of Directors - Audit Committees" in the Registrant's 2004 Proxy Statement.


ITEM  11.  EXECUTIVE  COMPENSATION

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Executive Compensation" in the Registrant's 2004 Proxy Statement.


ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions "Common Stock Ownership of Management and Certain Beneficial Owners" and "Equity Compensation Plan Information" in Registrant's 2004 Proxy Statement.

     The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  PARTY  TRANSACTIONS

     None.


ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     The registrant hereby incorporates by reference in this Form 10-K certain information under the caption "Audit Fees and All Other Fees" in Registrant's 2004 Proxy Statement.

                                     PART IV


ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

(a)  (1)  Financial  Statements  Filed  As  Part  Of  This  Report:

          Report  of  Independent  Registered  Public  Accounting  Firm

          Consolidated  Balance  Sheets  as  of  June  30,  2004  and  2003

          Consolidated Statements of Operations for each of the three years in the period ended June 30, 2004

          Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for each of the three years in the period ended June 30, 2004

          Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2004

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

(a)       Exhibits:

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

4.9* --Warrant to purchase 14,355 shares of common stock of the Registrant dated March 22, 2024 issued to Comcast Concurrent Holdings, Inc.

4.10* --Warrant to purchase 5,261 shares of common stock of the Registrant dated March 22, 2004 issued to Comcast Concurrent Holdings, Inc.

4.11* --Warrant to purchase 27,332 shares of common stock of the Registrant dated March 22, 2004 issued to Comcast Concurrent Holdings, inc.

4.12* --Warrant to purchase 6 shares of common stock of the Registrant dated March 22, 2004 issued to Comcast Concurrent Holdings, Inc.

4.13* --Warrant to purchase 63,145 shares of common stock of the Registrant dated June 4, 2004 issued to Comcast Concurrent Holdings, Inc.

4.14* --Warrant to purchase 50,000 shares of common stock of the Registrant dated June 4, 2004 issued to Comcast Concurrent Holdings, Inc.

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

10.6 --Amended and Restated Employment Agreement dated as of November 15, 1999 between the Registrant and Steve G. Nussrallah (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

10.7 --Employment Agreement dated as of October 28, 1999 between the Registrant and Steven R. Norton (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

10.8 --Employment Agreement dated as of July 10, 2000 between the Registrant and Jack A. Bryant, III (incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2000).

10.9 --Employment Agreement dated as of November 26, 2001 between the Registrant and Kirk Somers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.10 --Employment Agreement dated as of June 17, 2002 between the Registrant and Steve Necessary (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.11* --Employment Agreement dated as of June 24, 2004 between the Registrant and T. Gary Trimm.

10.12* --Employment Agreement dated as of June 24, 2004 between the Registrant and Warren Neuburger.

10.13 --Video-On-Demand Purchase Agreement, dated March 29, 2001, by and between Concurrent Computer Corporation and Comcast Cable Communications of Pennsylvania, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).

14.1 -- Code of Ethics for Senior Executives & Financial Officers (incorporated by reference to the Registrant's Proxy for fiscal year ended June 30, 2003).

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

          * Filed herewith.

(b)       Reports on Form 8-K.

     The following reports on Form 8-K were filed or furnished during the quarter ended June 30, 2004:

     - Current Report on Form 8-K furnished on April 22, 2004, relating to results of operations and financial condition as of and for the quarter and year ended March 31, 2004.
     - Current Report on Form 8-K filed on June 24, 2004, relating to the resignation of Jack Bryant, President, CEO and board member and the corresponding naming of T. Gary Trimm as president and CEO, effective July 19, 2004. In addition, this Current Report on Form 8-K relates to the naming of Warren Neuburger as president of the Integrated Solutions Division, effective June 24, 2004.

                         CONCURRENT COMPUTER CORPORATION
                           ANNUAL REPORT ON FORM 10-K


                                     ITEM 8
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                            YEAR ENDED JUNE 30, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders of
Concurrent Computer Corporation:


     We have audited the accompanying consolidated balance sheets of Concurrent Computer Corporation and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the consolidated financial statement schedule for each of the three years in the period ended June 30, 2004 listed in the Index at Item 15(a)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Concurrent Computer Corporation and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule for each of the three years in the period ended June 30, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 5 to the consolidated financial statements, Concurrent Computer Corporation adopted the provisions of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective December 1, 2002.


                                        /s/ Deloitte & Touche LLP


Atlanta,  Georgia
August  30,  2004

                                          CONCURRENT COMPUTER CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               2004        2003
                                                                                            ----------  ----------
                                              ASSETS
Current assets:
   Cash and cash equivalents                                                                $  27,928   $  30,697
   Accounts receivable, less allowance for doubtful accounts
      of $200 at June 30, 2004 and $868 at June 30, 2003                                       10,192      10,371
   Inventories                                                                                  9,617       7,174
   Deferred tax asset                                                                             517         998
   Prepaid expenses and other current assets                                                      861         879
                                                                                            ----------  ----------
      Total current assets                                                                     49,115      50,119

Property, plant and equipment - net                                                            11,569      11,862
Purchased developed computer software - net                                                     1,013       1,203
Goodwill - net                                                                                 10,744      10,744
Investment in minority owned company                                                              553         553
Deferred tax asset                                                                                  -       1,749
Other long-term assets - net                                                                    1,548       1,609
                                                                                            ----------  ----------
Total assets                                                                                $  74,542   $  77,839
                                                                                            ==========  ==========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                                    $  12,069   $  14,644
   Deferred revenue                                                                            10,668       5,295
                                                                                            ----------  ----------
      Total current liabilities                                                                22,737      19,939

Long-term liabilities:
   Deferred revenue                                                                             4,117       2,350
   Deferred tax liability                                                                         278       2,107
   Pension liability                                                                            1,372       9,617
   Other                                                                                          312         368
                                                                                            ----------  ----------
      Total liabilities                                                                        28,816      34,381

Stockholders' equity:
   Shares of series preferred stock, par value $.01; 25,000,000 authorized; none issued             -           -
   Shares of class A preferred stock, par value $100; 20,000 authorized; none issued                -           -
   Shares of Series A participating cumulative preferred stock, par value $0.01;
     300,000 authorized; none issued                                                                -           -
   Shares of common stock, par value $.01; 100,000,000 authorized;
     62,817,029 and 62,367,449 issued at June 30, 2004 and 2003, respectively                     628         623
   Capital in excess of par value                                                             174,338     174,396
   Accumulated deficit                                                                       (128,712)   (122,929)
   Treasury stock, at cost; 19,323 shares at June 30, 3004 and 840 shares at June 30, 2003        (42)        (58)
   Unearned compensation                                                                         (351)       (576)
   Accumulated other comprehensive loss                                                          (135)     (7,998)
                                                                                            ----------  ----------
      Total stockholders' equity                                                               45,726      43,458
                                                                                            ----------  ----------

Total liabilities and stockholders' equity                                                  $  74,542   $  77,839
                                                                                            ==========  ==========

              The accompanying notes are an integral part of the consolidated financial statements.

                         CONCURRENT COMPUTER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       YEAR ENDED JUNE 30,
                                                  -----------------------------
                                                    2004      2003       2002
                                                  --------  ---------  --------
Revenues:
  Product sales:
    ISD systems                                   $17,568   $ 19,417   $21,601
    VOD systems                                    39,379     35,039    46,900
                                                  --------  ---------  --------
      Total product sales                          56,947     54,456    68,501
  Service:
    ISD systems                                    15,566     17,474    19,807
    VOD systems                                     6,722      3,523     1,061
                                                  --------  ---------  --------
      Total service sales                          22,288     20,997    20,868
                                                  --------  ---------  --------
      Total sales                                  79,235     75,453    89,369
Cost of sales:
  Product sales:
    ISD systems                                     7,228      7,817     8,586
    VOD systems                                    20,863     17,851    22,555
                                                  --------  ---------  --------
        Total product costs of sales               28,091     25,668    31,141
  Service:
    ISD systems                                     8,521     10,402    11,588
    VOD systems                                     3,901      2,960     2,074
                                                  --------  ---------  --------
      Total service costs of sales                 12,422     13,362    13,662
                                                  --------  ---------  --------
      Total cost of sales                          40,513     39,030    44,803
                                                  --------  ---------  --------

Gross margin                                       38,722     36,423    44,566

Operating expenses:
  Sales and marketing                              17,302     18,081    16,984
  Research and development                         20,000     18,775    15,291
  General and administrative                       10,071      9,393     8,612
  Restructuring charge                                  -      1,603         -
  Gain on liquidation of foreign subsidiary          (111)         -         -
                                                  --------  ---------  --------
      Total operating expenses                     47,262     47,852    40,887
                                                  --------  ---------  --------

Operating income (loss)                            (8,540)   (11,429)    3,679

Recovery (loss) of minority investment              3,103    (12,951)        -
Interest expense                                      (11)       (30)      (76)
Interest income                                       335        592       828
Other expense - net                                  (140)      (145)      (48)
                                                  --------  ---------  --------

Income (loss) before provision for income taxes    (5,253)   (23,963)    4,383

Provision for income taxes                            472        589         -
                                                  --------  ---------  --------

Net income (loss)                                 $(5,725)  $(24,552)  $ 4,383
                                                  ========  =========  ========

Basic and diluted net income (loss) per share     $ (0.09)  $  (0.40)  $  0.07
                                                  ========  =========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                              CONCURRENT COMPUTER CORPORATION
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                                          EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                           (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                               FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 2004

                                                 COMMON STOCK                                                ACCUMULATED
                                             ------------------  CAPITAL IN                                     OTHER
                                                          PAR     EXCESS OF   ACCUMULATED      UNEARNED     COMPREHENSIVE
                                               SHARES    VALUE    PAR VALUE     DEFICIT      COMPENSATION   INCOME (LOSS)
                                             ----------  ------  -----------  ------------  --------------  --------------
Balance at June 30, 2001                     55,061,838  $  551  $   140,352    ($102,760)  $           -         ($4,802)
Sale of common stock under stock plans        1,103,694      10        3,537
Issuance of common stock related to
    private placement                         5,400,000      54       23,891
Issuance of common stock related to
    investment in minority owned company        291,461       3        2,984
Performance warrants                                                   2,165
Other comprehensive income (loss):
    Net income                                                                      4,383
    Foreign currency translation adjustment                                                                           513
    Minimum pension liability adjustment                                                                           (1,599)

      Total comprehensive income
                                             ----------  ------  -----------  ------------  --------------  --------------
Balance at June 30, 2002                     61,856,993     618      172,929      (98,377)              -          (5,888)
Sale of common stock under stock plans          226,988       2          548
Issuance of common stock related to
    investment in minority owned company                                 (17)
Issuance of restricted stock                    283,468       3          598                         (601)
Amortization of unearned compensation                                                                  25
Performance warrants                                                     338
Other comprehensive income (loss):
    Net loss                                                                      (24,552)
    Foreign currency translation adjustment                                                                           915
    Minimum pension liability adjustment                                                                           (3,025)

      Total comprehensive loss
                                             ----------  ------  -----------  ------------  --------------  --------------
Balance at June 30, 2003                     62,367,449     623      174,396     (122,929)           (576)         (7,998)
Sale of common stock under stock plans          505,581       5        1,179
Retirement of restricted stock                  (56,001)                (118)                         118
Amortization of unearned compensation                                                                 107
Performance warrants                                                  (1,119)
Acquisition of treasury stock
Disposition of treasury stock                                                         (58)
Other comprehensive income (loss):
    Net loss                                                                       (5,725)
    Foreign currency translation adjustment                                                                           487
    Minimum pension liability adjustment                                                                            7,376

      Total comprehensive income

                                             -----------------------------------------------------------------------------
Balance at June 30, 2004                     62,817,029  $  628  $   174,338    ($128,712)          ($351)          ($135)
                                             =============================================================================


                                              TREASURY STOCK
                                             -----------------
                                             SHARES     COST      TOTAL
                                             -------  --------  ---------
Balance at June 30, 2001                        (840)    ($58)  $ 33,283
Sale of common stock under stock plans                             3,547
Issuance of common stock related to
    private placement                                             23,945
Issuance of common stock related to
    investment in minority owned company                           2,987
Performance warrants                                               2,165
Other comprehensive income (loss):
    Net income                                                     4,383
    Foreign currency translation adjustment                          513
    Minimum pension liability adjustment                          (1,599)
                                                                ---------
      Total comprehensive income                                   3,297

                                             -------  --------  ---------
Balance at June 30, 2002                        (840)     (58)    69,224
Sale of common stock under stock plans                               550
Issuance of common stock related to
    investment in minority owned company                             (17)
Issuance of restricted stock                                           -
Amortization of unearned compensation                                 25
Performance warrants                                                 338
Other comprehensive income (loss):
    Net loss                                                     (24,552)
    Foreign currency translation adjustment                          915
    Minimum pension liability adjustment                          (3,025)
                                                                ---------
      Total comprehensive loss                                   (26,662)

                                             -------  --------  ---------
Balance at June 30, 2003                        (840)     (58)    43,458
Sale of common stock under stock plans                             1,184
Retirement of restricted stock                                         -
Amortization of unearned compensation                                107
Performance warrants                                              (1,119)
Acquisition of treasury stock                (19,323)     (42)       (42)
Disposition of treasury stock                    840       58          -
Other comprehensive income (loss):
    Net loss                                                      (5,725)
    Foreign currency translation adjustment                          487
    Minimum pension liability adjustment                           7,376
                                                                ---------
      Total comprehensive income                                   2,138

                                             ----------------------------
Balance at June 30, 2004                     (19,323)    ($42)  $ 45,726
                                             ============================

     The accompanying notes are an integral part of the consolidated financial statements.

                              CONCURRENT COMPUTER CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (IN THOUSANDS)


                                                                 YEAR ENDED JUNE 30,
                                                           --------------------------------
                                                             2004        2003       2002
                                                           ---------  ----------  ---------
Cash flows provided by (used in) operating activities:
  Net income (loss)                                        $ (5,725)  $ (24,552)  $  4,383
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Loss (recovery) on minority investment                   (3,103)     12,951          -
    Accrual of (reversal of) non-cash warrants               (1,119)        338      2,165
    Pension settlement and curtailment                       (1,482)          -          -
    Depreciation and amortization                             5,404       4,824      5,008
    Provision for inventory reserves                            924         317        343
    Provision for (reversal of) bad debts                      (601)         28        484
    Amortization of stock compensation                          107          25          -
    Other non-cash expenses                                     502         (13)        35
    Decrease (increase) in assets:
        Accounts receivable, net                                780      13,495    (10,030)
        Inventories, net                                     (3,367)       (669)      (118)
        Prepaid expenses and other current assets, net           18           2       (821)
        Other long-term assets, net                            (149)     (1,624)       133
    Increase (decrease) in liabilities:
        Accounts payable and accrued expenses, net           (2,575)       (870)     1,585
        Short-term deferred revenue                           5,373       1,240        755
        Long-term liabilities, net                            2,627       1,607      1,836
                                                           ---------  ----------  ---------
Net cash provided by (used in) operating activities          (2,386)      7,099      5,758

Cash flows provided by (used in) investing activities:
  Net additions to property, plant and equipment             (4,876)     (5,595)    (4,522)
  Investment in minority owned company                            -           -     (4,827)
  Repayment of note receivable from
     minority owned company                                   3,103         471          -
  Note receivable from minority owned company                     -      (3,000)    (3,000)
                                                           ---------  ----------  ---------
Net cash used in investing activities                        (1,773)     (8,124)   (12,349)

Cash flows provided by (used in) financing activities:
  Purchase of treasury stock                                    (42)          -          -
  Net repayment of debt                                         (93)        (85)       (85)
  Proceeds from sale and issuance of common stock             1,184         550     27,492
                                                           ---------  ----------  ---------
Net cash provided by financing activities                     1,049         465     27,407

Effect of exchange rates on cash and cash equivalents           341         738        243
                                                           ---------  ----------  ---------

Increase (decrease) in cash and cash equivalents             (2,769)        178     21,059
Cash and cash equivalents - beginning of year                30,697      30,519      9,460
                                                           ---------  ----------  ---------
Cash and cash equivalents - end of year                    $ 27,928   $  30,697   $ 30,519
                                                           =========  ==========  =========

Cash paid during the period for:
  Interest                                                 $     14   $      20   $     49
                                                           =========  ==========  =========
  Income taxes (net of refunds)                            $    527   $     474   $    413
                                                           =========  ==========  =========

Non-cash investing/financing activities:
  Common stock issued for investment in minority
    owned company                                          $      -   $       -   $  3,000
                                                           =========  ==========  =========

     The accompanying notes are an integral part of the consolidated financial statements.

                         CONCURRENT COMPUTER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   OVERVIEW  OF  THE  BUSINESS

     Concurrent Computer Corporation ("Concurrent") is a leading supplier of high-performance computer systems, software, and services and operates in two divisions, the Video-On-Demand ("VOD") division, located in Duluth, Georgia, and the Integrated Solutions Division ("ISD"), located in Pompano Beach, Florida.

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

     Gains (losses) on foreign currency transactions of $8,000, ($27,000), and ($104,000) for the years ended June 30, 2004, 2003 and 2002, respectively, are included in "Other expense - net" in the Consolidated Statements of Operations.

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

                         CONCURRENT COMPUTER CORPORATION

   Goodwill

     At July 1, 2004 and 2003, Concurrent's annual testing day, and in accordance with the requirements under SFAS 142, Concurrent updated and reviewed the impairment analysis in conjunction with revised expected future operating results and as a result, there was no impairment charge necessary in either period. Subsequent impairment charges, if any, will be reflected in operating income in the Consolidated Statements of Operations.

   Revenue  Recognition  and  Related  Matters

     VOD and ISD system revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition" ("SOP 97-2") and related amendments, SOP
98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". Concurrent recognizes revenue from VOD and ISD systems when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable. Under multiple element arrangements, Concurrent allocates revenue to the various elements based on vendor-specific objective evidence ("VSOE") of fair value. Concurrent's VSOE of fair value is determined based on the price charged when the same element is sold separately. If evidence of fair value does not exist for all elements in a multiple element arrangement, Concurrent recognizes revenue using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue.

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

   Deferred  Revenue

     Deferred revenue consists of billings for maintenance contracts and for products that are pending completion of the revenue recognition process. Maintenance revenue, whether bundled with the product or priced separately, is recognized ratably over the maintenance period. At June 30, 2004, deferred revenue includes billings to certain customers who agreed to make progress payments for systems that had been delivered but were awaiting testing and acceptance. For these systems, revenue will be recognized on completion of testing and acceptance.

   Capitalized  Software

     Concurrent accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, the costs associated with software development are required to be capitalized after technological feasibility has been established. Concurrent ceases capitalization upon the achievement of customer availability. Costs incurred by Concurrent between technological feasibility and the point at which the products are ready for market are insignificant and as a result Concurrent has no internal software development costs capitalized at June 30, 2004 and 2003.

     Concurrent has not incurred costs related to the development of internal use software.

                         CONCURRENT COMPUTER CORPORATION

   Research  and  Development

     Research and development expenditures are expensed as incurred.

   Basic  and  Diluted  Net  Income  (Loss)  per  Share

     Basic net income (loss) per share is computed in accordance with SFAS No. 128, "Earnings Per Share," by dividing net income (loss) by the weighted average number of common shares outstanding during each year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Common share equivalents of 6,002,000, 6,131,000 and 4,247,000 for the years ended June 30, 2004, 2003, and 2002, respectively, were excluded from the calculation as their effect was antidilutive. The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share for the periods indicated:

                                                                      YEAR ENDED JUNE 30,
                                                                 -----------------------------
(DOLLARS AND SHARE DATA IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)    2004      2003       2002
                                                                 --------  ---------  --------
Basic and diluted EPS calculation:
     Net income (loss)                                           $(5,725)  $(24,552)  $  4,383
                                                                 ========  =========  ========

Basic weighted average number of shares outstanding               62,637     61,944     60,997
  Effect of dilutive securities:
     Employee stock options                                            -          -      2,028
     Warrants                                                          -          -      1,063
                                                                 --------  ---------  --------
Diluted weighted average number of shares outstanding             62,637     61,944     64,088
                                                                 ========  =========  ========

Basic EPS                                                        $ (0.09)  $  (0.40)  $   0.07
                                                                 ========  =========  ========

Diluted EPS                                                      $ (0.09)  $  (0.40)  $   0.07
                                                                 ========  =========  ========

   Impairment  of  Long-Lived  Assets

     On July 1, 2002, Concurrent adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which superseded the accounting and reporting provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Concurrent reviews long-lived assets quarterly and on an as needed basis to determine if there has been any adverse circumstances that would cause impairment, such as a significant change in legal factors or the business climate or circumstances surrounding a certain class of assets that could potentially cause impairment of that class of assets. As a result of these reviews, since the inception of the adoption of this standard, Concurrent has not recorded any impairment losses related to long-lived assets, except those related to the restructuring activities in fiscal year 2003, and therefore, there has been no material impact on Concurrent's Consolidated Statements of Operations or financial condition as of and for the years ended June 30, 2004 and 2003.

                         CONCURRENT COMPUTER CORPORATION

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

   Stock-Based  Compensation

     Concurrent has stock-based employee compensation plans and accounts for these plans using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. For the years ended June 30, 2004 and 2003, Concurrent recognized $107,000 and $25,000, respectively, of stock compensation expense for the issuance of restricted stock awards. There is no other expense recognized in the reported net loss in fiscal years 2004 and 2003 for stock options issued. For fiscal year 2002, there was no stock-based employee compensation reflected in reported net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the grant date.

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

                                                                 YEAR ENDED JUNE 30,
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)          2004      2003       2002
                                                            --------  ---------  --------
  Net income (loss) as reported                             $(5,725)  $(24,552)  $ 4,383

    Deduct: Total stock-based employee compensation
      expense determined under the fair value method, net
      of related taxes                                       (3,993)    (6,458)   (9,613)
                                                            --------  ---------  --------

    Pro forma net loss                                      $(9,718)  $(31,010)  $(5,230)
                                                            ========  =========  ========

Earnings (loss) per share:

    Basic- as reported                                      $ (0.09)  $  (0.40)  $  0.07
                                                            ========  =========  ========

    Basic-pro forma                                         $ (0.16)  $  (0.50)  $ (0.09)
                                                            ========  =========  ========

    Diluted-as reported                                     $ (0.09)  $  (0.40)  $  0.07
                                                            ========  =========  ========

    Diluted-pro forma                                       $ (0.16)  $  (0.50)  $ (0.09)
                                                            ========  =========  ========

                         CONCURRENT COMPUTER CORPORATION

   Refer  to  Note  14  for  assumptions  used  in  calculation of fair value.

   Segment  Information

     Concurrent reports its operating results separately for both its VOD division and its Integrated Solutions Division in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131").

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

Accumulated other comprehensive income (loss) consists of the following components:

                                      FOREIGN                    ACCUMULATED
                                     CURRENCY       MINIMUM         OTHER
                                    TRANSLATION     PENSION     COMPREHENSIVE
                                    ADJUSTMENTS    LIABILITY    INCOME (LOSS)
                                   -------------  -----------  ---------------
                                             (DOLLARS IN THOUSANDS)

Balance at June 30, 2001           $     (1,999)  $   (2,803)  $       (4,802)
Other comprehensive income (loss)           513       (1,599)          (1,086)
                                   -------------  -----------  ---------------
Balance at June 30, 2002                 (1,486)      (4,402)          (5,888)
Other comprehensive income (loss)           915       (3,025)          (2,110)
                                   -------------  -----------  ---------------
Balance at June 30, 2003                   (571)      (7,427)          (7,998)
Other comprehensive income                  487        7,376            7,863
                                   -------------  -----------  ---------------
Balance at June 30, 2004           $        (84)  $      (51)  $         (135)
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

3.   INVESTMENTS  IN  AND  RECEIVABLE  FROM  MINORITY  OWNED  COMPANIES

     In March 2002, Concurrent purchased a 14.4% equity ownership interest in Thirdspace Living Limited ("Thirdspace"). Thirdspace is a closely held United Kingdom global software services corporation that offered interactive and on-demand television solutions for DSL (digital subscriber line) and other broadband networks. Concurrent invested cash of $4 million and issued 291,461 shares of its common stock (valued at $10.29 per share) in exchange for 1,220,601 series C shares of Thirdspace, giving Concurrent a 14.4% ownership interest in all shares

                         CONCURRENT COMPUTER CORPORATION
outstanding as of the investment date. As part of this transaction, Concurrent capitalized approximately $300,000 in various transaction costs and as a result, the total equity investment in Thirdspace was $7.3 million. The resale of the 291,461 shares was registered under a resale registration statement filed with the Securities and Exchange Commission and declared effective on June 20, 2002. As of December 31, 2002, Thirdspace had sold all of these shares. In exchange for its investment, Concurrent also received a warrant for 400,000 series C shares of Thirdspace. The warrant became exercisable on December 19, 2002. This investment was accounted for under the cost method of accounting.

     In addition to the equity investment, Concurrent also loaned Thirdspace $6 million in exchange for two $3 million long-term convertible notes receivable, bearing interest at 8% annually, with interest payments first due December 31, 2002, and semi-annually, thereafter. The notes were convertible into Series C shares of Thirdspace, at the option of Concurrent, beginning six months after issuance (March 19, 2002 and September 3, 2002, respectively) and could be converted at any time prior to 48 months after the issuance of the notes. The notes were convertible based on the then fair market value of the common stock. The first and second notes became convertible on September 19, 2002 and March 3, 2003, respectively.

     In fiscal year 2003, Concurrent recorded a $13.0 million net impairment charge due to an other than temporary decline in the market value of the investment in Thirdspace, which included a $6.1 million charge for the write-off of the two $3 million notes receivable and related accrued interest. The impairment of the investment and write-off of the related notes receivable and accrued interest was based upon Thirdspace's deteriorating financial condition and actual performance relative to expected performance, the status of Thirdspace's capital raising initiatives, the market conditions of the telecommunications sector, the uncertainty of the collectibility of the notes, the state of the overall economy and the reduced market value of Thirdspace. In May 2003, Thirdspace sold the majority of its assets to Alcatel Telecom Ltd. As a result of the sale of these certain assets, Concurrent received $471,000 in proceeds, net of legal costs of $75,000, and an additional $275,000 was placed in escrow for the benefit of Concurrent, pending resolution of certain outstanding items. In return for these proceeds and a perpetual, royalty-free license to the patents and patent applications previously owned by Thirdspace, Concurrent relinquished its security interest in certain intellectual property of Thirdspace; however, Concurrent retained a security interest in all other assets of Thirdspace. The net proceeds of $471,000 in fiscal year 2003 were recorded as a reduction to the impairment loss in the line item "Recovery (loss) of minority investment." The value of the equity investment and notes receivable and accrued interest were reduced to zero as of the third quarter of fiscal year 2003 and remain at zero on the June 30, 2004 and 2003 Consolidated Balance Sheets. As of June 30, 2004 and 2003, Concurrent does not have any further funding requirements or commitments related to these transactions with Thirdspace and Concurrent also believes that the Thirdspace warrants have no value.

     In fiscal year 2004, Concurrent received, in the aggregate, $3.1 million in proceeds as a result of the sale of the majority of Thirdspace's remaining assets. The proceeds received from the sale of these assets are recorded in the line item "Recovery (loss) of minority investment" in the Consolidated Statements of Operations. Concurrent does not anticipate any further cash proceeds related to the liquidation of Thirdspace's remaining assets, and expects these proceeds to be one of the final assets to be distributed as part of this liquidation.

     In April 2002, Concurrent invested cash of $500,000 in Everstream Holdings, Inc. ("Everstream") in exchange for 480,770 shares of Series C Preferred stock giving Concurrent a 4.9% ownership interest. Everstream is a privately held company specializing in broadband advertising systems, software, infrastructure and related integration services. Concurrent is accounting for its investment in the Series C Preferred stock of Everstream using the cost method, as Concurrent does not believe it exercises significant influence on Everstream. This investment is reviewed quarterly for impairment, and as of June 30, 2004, there has been no impairment of the Everstream investment.

     Concurrent's equity investment is reviewed for impairment on a quarterly basis in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock," and SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", respectively.

                         CONCURRENT COMPUTER CORPORATION

     During fiscal year 2004 there were no purchases of equipment from or sales of equipment to Thirdspace. During fiscal year 2003, Concurrent purchased $50,000 of equipment from Thirdspace. During fiscal year 2003, Concurrent sold $90,000 of equipment to Thirdspace.

     In the ordinary course of business, Concurrent purchases consulting services from Everstream. During fiscal year 2004 and 2003, Concurrent purchased $36,000 and $910,000, respectively, of consulting services from Everstream.

4.   PRIVATE  PLACEMENT

     In July 2001, Concurrent issued 5,400,000 shares of Common Stock in a private placement. The net proceeds from the private placement were approximately $24.0 million. The resale of the shares was registered under a resale registration statement filed with the Securities and Exchange Commission and declared effective on July 19, 2001.

5.   RESTRUCTURING  CHARGE

     During  the  fourth  quarter  of  fiscal  year 2003, the Board of Directors approved a Restructuring Plan. The Restructuring Plan included certain initiatives designed to realign the company's resources in order to focus on more strategic and immediate growth opportunities and to align the company's cost structure with revenue projections. The decision to implement the initiatives under the Restructuring Plan was due to certain economic and geographic circumstances in the Integrated Solutions and VOD divisions and the state of the overall global economic environment. As part of the Restructuring Plan, the following actions were initiated, resulting in a total restructuring charge of $1.6 million recorded in the fourth quarter of fiscal year 2003:

     - Termination of 33 employees, or approximately 7% of Concurrent's current global workforce in both the Integrated Solutions and VOD divisions, and as a result, recorded a charge of $1.1 million related to severance and other employee termination costs.
     - Reduction of office space in certain international facilities in France and Japan, and as a result, recorded a charge of $0.3 million for estimated lease cancellation costs, write-off of leasehold improvements and facility restoration costs, all net of estimated sub-lease rental income.
     - Recognition of charges for other restructuring costs of $0.2 million related to the write-off of certain assets that were impaired as a result of the restructuring initiatives.

     This Restructuring Plan was accounted for and recorded in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), SFAS 144 and other related interpretative guidance.
Concurrent adopted the provisions of SFAS No. 146, which is effective for transactions initiated after December 31, 2002.

Restructuring related reserves are summarized as follows (in thousands):

                                                           RESTRUCTURING     FISCAL
                         TOTAL                               RESERVE AT    YEAR 2004   RESTRUCTURING
                     RESTRUCTURING   NON-CASH     CASH        JUNE 30,        CASH       RESERVE AT
                        CHARGES       CHARGES   PAYMENTS        2003        PAYMENTS   JUNE 30, 2004
                     --------------  ---------  ---------  --------------  ----------  --------------
Workforce reduction  $        1,057  $       -  $     191  $          866  $      809  $           57
Lease terminations              319         72         49             198         138              60
Other                           227        202          -              25          25               -
                     --------------  ---------  ---------  --------------  ----------  --------------
  TOTAL              $        1,603  $     274  $     240  $        1,089  $      972  $          117
                     ==============  =========  =========  ==============  ==========  ==============

                         CONCURRENT COMPUTER CORPORATION

Restructuring related charges for each division are summarized as follows (in thousands):

                               WORKFORCE      LEASE                  TOTAL
                               REDUCTION   TERMINATION           RESTRUCTURING
                                 COSTS        COSTS      OTHER       CHARGE
                               ----------  ------------  ------  --------------
Integrated Solutions Division  $      713  $        257  $   23  $          993
VOD Division                          344            62     204             610
                               ----------  ------------  ------  --------------
  TOTAL                        $    1,057  $        319  $  227  $        1,603
                               ==========  ============  ======  ==============

Domestic and international restructuring related charges are summarized as follows (in thousands):

               WORKFORCE      LEASE                  TOTAL
               REDUCTION   TERMINATION           RESTRUCTURING
                 COSTS        COSTS      OTHER       CHARGE
               ----------  ------------  ------  --------------
Domestic       $      385  $          -  $   52  $          437
International         672           319     175           1,166
               ----------  ------------  ------  --------------
  TOTAL        $    1,057  $        319  $  227  $        1,603
               ==========  ============  ======  ==============

     The $117,000 and $1.1 million accrued liability at June 30, 2004 and 2003, respectively, are recorded in the Consolidated Balance Sheets under "Accounts payable and accrued expenses" and the $1.6 million of expense in fiscal year 2003 is recorded in the Consolidated Statements of Operations under "Restructuring charge."

     All activities under the Restructuring Plan were completed by the end of fiscal year 2004. Concurrent expects to complete all remaining cash payments by the end of fiscal year 2005. Remaining payments related to the restructuring are due to one former employee and to a lessor that provided office space.

6.   DISSOLUTION  OF  SUBSIDIARIES

     During the year ended June 30, 2002, Concurrent made the decision to dissolve its Belgium subsidiary, Concurrent Computer Belgium B.V./S.A. ("CCUR Belgium") and its Singapore subsidiary, Concurrent Computer Far East Pte. Ltd. ("CCUR Singapore"). In connection with the decision to dissolve these subsidiaries, Concurrent recorded a charge of $217,000 for the write-off of the cumulative translation adjustment, the termination of an employee and other miscellaneous costs. The charge was recorded as an operating expense in the Consolidated Statements of Operations for the year ended June 30, 2002. The final dissolution of CCUR Belgium and CCUR Singapore was complete as of June 30, 2003. During fiscal year 2003, Concurrent made total cash payments of $156,000 related to the dissolution of CCUR Belgium and CCUR Singapore. The remaining reserve of $49,000 was not necessary and therefore was reversed and as a result there is no reserve recorded for the dissolution of either subsidiary as of or subsequent to June 30, 2003. During fiscal year 2002, Concurrent made cash payments of $7,000 and had a remaining accrual of $205,000 at June 30, 2002.

     During June of 2004, Concurrent began liquidation proceedings for its UK based subsidiary, Concurrent Realisations Limited ("Realisations"), formerly Concurrent Computer UK Limited, as the Company decided to discontinue the ongoing funding of this company. The employees were transferred to and certain assets of the business were sold to Concurrent UK Limited ("Concurrent UK"), formerly Concurrent Computer Holding Company Ltd., another UK subsidiary of
Concurrent Computer Corporation, for fair market value, as determined by an independent appraisal firm. As a result, the remaining assets of Realisations are in the custody of a liquidator and are being used to settle its liabilities that primarily consist of a liability to the defined benefit pension plan of Realisations. Concurrent no longer has any control over the assets of Realisations nor can Concurrent exert influence or control over the liquidation process. Neither Concurrent, nor any of its subsidiaries, has any further legal obligation to fund Realisations or its defined benefit pension plan. Therefore, a curtailment and settlement of the pension plan has occurred. All assets, liabilities, and additional minimum pension liabilities related to the pension plan have been removed from the balance sheet, which results in a gain of $111,000, net of related legal

                         CONCURRENT COMPUTER CORPORATION
and actuarial expenses, during the year ended June 30, 2004. This gain was recorded in the line item "Gain on liquidation of foreign subsidiary" in the Consolidated Statements of Operations, and the components of the gain are as follows (in thousands of dollars):

                                                  YEAR ENDED
                                                 JUNE 30, 2004
                                                ---------------
Net gain on pension settlement and curtailment  $        1,482
Reorganization costs                                    (1,371)
                                                ---------------
Gain on liquidation of foreign subsidiary       $          111
                                                ===============

     The $1,482,000 gain on the settlement and curtailment relates to the write-off of the $9,846,000 pension liability, the $210,000 intangible pension asset, and the $8,154,000 additional minimum pension liability. Reorganization costs include the $918,000 purchase of certain assets of Realisations at fair market value and $453,000 of legal, actuarial and accounting costs required to liquidate Realisations.

7.   INVENTORIES

     Inventories  consist  of  the  following:

                             JUNE 30,
                    -------------------------
                        2004         2003
                    ------------  -----------
                      (DOLLARS IN THOUSANDS)

Raw Materials, net  $      7,361  $     5,933
Work-in-process            1,229        1,024
Finished goods             1,027          217
                    ------------  -----------
                    $      9,617  $     7,174
                    ============  ===========

     At June 30, 2004 and 2003, some portion of Concurrent's inventory was in excess of the current requirements based upon the planned level of sales for future years. Accordingly, Concurrent had inventory valuation allowances for raw materials of $3.0 million to reduce the value of the inventory to its estimated net realizable value at both June 30, 2004 and 2003, respectively.

8.   PROPERTY,  PLANT  AND  EQUIPMENT

     Property, plant and equipment consists of the following:

                                                            JUNE 30,
                                                  ---------------------------
                                                       2004           2003
                                                  ---------------  ----------
                                                     (DOLLARS IN THOUSANDS)

Leasehold improvements                            $        3,204   $   3,032
Machinery, equipment and customer support spares          38,531      35,076
                                                  ---------------  ----------
                                                          41,735      38,108
Less: Accumulated depreciation                           (30,166)    (26,246)
                                                  ---------------  ----------
                                                  $       11,569   $  11,862
                                                  ===============  ==========

     For the years ended June 30, 2004, 2003 and 2002, depreciation and amortization expense for property, plant and equipment amounted to $5,214,000, $4,590,000 and $4,685,000, respectively.

                         CONCURRENT COMPUTER CORPORATION

9.   GOODWILL  AND  OTHER  INTANGIBLES

     In accordance with SFAS 142, Concurrent discontinued the amortization of goodwill effective July 1, 2001 and began testing goodwill for impairment at least annually as required by SFAS 142. The impairment test has been performed for fiscal years 2004, 2003, and 2002, and there has not been any impairment charge as a result of these assessments. The goodwill for all years presented relates to the VOD division and no amortization expense has been recorded for fiscal years 2004, 2003 and 2002.

     The goodwill balance as of June 30, 2004 and 2003 is $10.7 million. There have been no additions or impairment charges to the goodwill balance, and there has been no amortization of goodwill as required under SFAS 142 for the years ended June 30, 2004, 2003, and 2002. Therefore, there have been no changes in the goodwill balance as of June 30, 2004 and 2003. All of the goodwill on the Consolidated Balance Sheets as of June 30, 2004 and 2003 is allocated to the VOD division.

     A summary of Concurrent's other intangible assets is as follows (in thousands):

                                                   INTANGIBLE ASSETS
                                --------------------------------------------------------
                                    AS OF JUNE 30, 2004          AS OF JUNE 30, 2003
                                ---------------------------  ---------------------------
                                   GROSS                        GROSS
                                 CARRYING     ACCUMULATED      CARRYING    ACCUMULATED
                                  AMOUNT      AMORTIZATION      AMOUNT     AMORTIZATION
                                -----------  --------------  -----------  --------------
AMORTIZED INTANGIBLE ASSETS
  Purchased developed software  $     1,773  $        (760)  $     1,773  $        (570)

     The aggregate amortization expense for the years ended June 30, 2004, 2003, and 2002 was $190,000, $234,000, and $323,000, respectively. The estimated amortization expense for the next five fiscal years for intangible assets is $190,000 for each year for purchased developed software with an original amortizable life of 10 years. Concurrent does not have any other unamortized intangible assets.


10.  ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     Accounts  payable  and  accrued  expenses  consist  of  the  following:

                                        JUNE 30,
                               -------------------------
                                   2004         2003
                               ------------  -----------
                                 (DOLLARS IN THOUSANDS)

Accounts payable, trade        $      3,487  $     4,138
Accrued payroll, vacation and
  other employee expenses             5,420        4,760
Warranty accrual                      1,122        2,131
Restructuring reserve                   117        1,089
Other accrued expenses                1,923        2,526
                               ------------  -----------
                               $     12,069  $    14,644
                               ============  ===========

                         CONCURRENT COMPUTER CORPORATION

     Our estimate of warranty obligations is based on historical experience and expectation of future conditions. The changes in the warranty accrual during fiscal years 2004 and 2003 consist of the following (in thousands):

Balance at June 30, 2002       $ 2,272
Charged to costs and expenses      267
Deductions                        (408)
                               --------
Balance at June 30, 2003         2,131
Charged to costs and expenses      668
Deductions                      (1,677)
                               --------
Balance at June 30, 2004       $ 1,122
                               ========

11.  INCOME  TAXES

     The domestic and foreign components of income (loss) before provision for income taxes are as follows:

                      YEAR ENDED JUNE 30,
               --------------------------------
                  2004       2003       2002
               ----------  ---------  ---------
                    (DOLLARS IN THOUSANDS)
United States  $  (4,393)  $(18,374)  $  6,297
Foreign             (860)    (5,589)    (1,914)
               ----------  ---------  ---------
               $  (5,253)  $(23,963)  $  4,383
               ==========  =========  =========

     The components of the provision for income taxes are as follows:

                          YEAR ENDED JUNE 30,
                    ------------------------------
                      2004       2003      2002
                    ---------  --------  ---------
                        (DOLLARS IN THOUSANDS)
Current:
  Federal           $       -  $      -  $      -
  State                   310        17         -
  Foreign (credit)        119       572      (338)
                    ---------  --------  ---------
    Total                 429       589      (338)
                    ---------  --------  ---------
Deferred:
  Federal                   -         -         -
  Foreign                  43         -       338
                    ---------  --------  ---------
    Total                  43         -       338
                    ---------  --------  ---------
Total               $     472  $    589  $      -
                    =========  ========  =========

     In May 2003, Concurrent reached a negotiated settlement with the Greek Tax Authority relating to a 1993 through 1995 audit of the company's Greek subsidiary, which was sold in December of 1995. The amount of the settlement was $390,000 and is included in the fiscal year 2003 foreign provision of $572,000.

     A reconciliation of the income tax (benefit) expense computed using the federal statutory income tax rate to Concurrent's provision for income taxes is as follows:

                         CONCURRENT COMPUTER CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                               YEAR ENDED JUNE 30,
                                         --------------------------------
                                           2004        2003       2002
                                         ---------  ----------  ---------
                                              (DOLLARS IN THOUSANDS)
Income (loss) before provision for
  income taxes                           $ (5,253)  $ (23,963)  $  4,383
                                         --------------------------------
Tax (benefit) at federal statutory rate    (1,786)     (8,147)     1,490
Change in valuation allowance               2,396       8,980     (3,733)
Other permanent differences, net             (138)       (244)     2,243
                                         --------------------------------
Provision for income taxes               $    472   $     589   $      -
                                         ================================

     As of June 30, 2004 and 2003, Concurrent's deferred tax assets and liabilities were comprised of the following:

                                                                   JUNE 30,
                                                         --------------------------
                                                             2004          2003
                                                         -------------  -----------
                                                           (DOLLARS IN THOUSANDS)
Gross deferred tax assets related to:
  U.S. and foreign net operating loss carryforwards      $     74,919   $   73,116
  Book and tax basis differences for reporting purposes           248          177
  Bad debt, warranty and inventory reserves                     2,067        5,485
  Accrued compensation                                            777          620
  Loss on minority investment                                   3,536        4,861
  Deferred revenue                                              2,844        1,557
  Stock warrants                                                  682        1,197
  Capital loss carryfoward                                        780          780
  Other                                                         1,883         (223)
                                                         -------------  -----------
    Total gross deferred tax assets                            87,736       87,570
Valuation allowance                                           (87,219)     (84,823)
                                                         -------------  -----------
    Total deferred tax asset                                      517        2,747
Gross deferred tax liabilities related to
  property and equipment/other                                    278        2,107
                                                         -------------  -----------
    Total gross deferred tax liability                            278        2,107
                                                         -------------  -----------
    Deferred income taxes                                $        239   $      640
                                                         =============  ===========

     As of June 30, 2004, Concurrent has U.S. Federal Tax net operating loss carryforwards of approximately $175 million for income tax purposes which expire at various dates through 2022. Any future benefits attributable to the U.S. Federal net operating loss carryforwards which originated prior to Concurrent's quasi-reorganization in November, 1991 are accounted for through adjustments to the capital in excess of par value. Approximately $55 million of the net operating loss carryforwards originated prior to Concurrent's quasi-reorganization in 1991.

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

                         CONCURRENT COMPUTER CORPORATION

Refinancing") are limited to approximately $1.9 million per year. To the extent that the unused tax net operating loss carryforwards can not be used in a given year, whether limited or not, the unused amount can be carried forward and used in future years until they expire.

     The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options increased the federal net operating loss carryforward by approximately $296,000 and $177,000 for the years ended June 30, 2004 and 2003, respectively. Such benefits will be recorded as an increase to additional paid-in capital when realized.

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

     The valuation allowance for deferred tax assets as of June 30, 2004 and 2003 was approximately $87.2 million and $84.8 million, respectively. The net change in the total valuation allowance for the year ended June 30, 2004 was an increase of approximately $2.4 million. The net increase in the total valuation allowance for the year ended June 30, 2003 was approximately $8.7 million and the net increase in the total valuation allowance for the year ended June 30, 2002 was approximately $1.3 million. In assessing the realizability of deferred tax assets, Concurrent considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As such, the deferred tax assets have been reduced by the valuation allowance since Concurrent considers it more likely than not that these deferred tax assets will not be realized.

12.  PENSIONS  AND  OTHER  POSTRETIREMENT  BENEFITS

     Concurrent maintains a retirement savings plan (the "Plan") available to U.S. employees which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. For fiscal year 2004, the plan allowed a discretionary matching contribution up to 100% of the first 4% of employees' contributions. For fiscal years 2003 and 2002, the plan allowed a discretionary matching contribution up to 100% of the first 6% of employees' contributions. For the years ended June 30, 2004, 2003 and 2002, Concurrent matched 100% of the employees' Plan contributions up to 4%, 6% and 6%, respectively.

     Concurrent's matching contributions under the Plan were as follows:

                         2004      2003       2002
                       --------  ---------  --------
                          (DOLLARS IN THOUSANDS)
Matching contribution  $    990  $   1,424  $  1,243

     Concurrent also maintains a defined contribution plan ("the Stakeholder Plan") for its UK based employees. The stakeholder plan provides for discretionary matching contributions of between 4% and 7% of the employee's salary. The Company also has agreements with certain of its UK based employees to make supplementary contributions to the plan over the next five years, contingent upon their continued employment with the Company. For fiscal years 2004, 2003 and 2002, the Company made total contributions to the stakeholder plan of $90,000, $25,000 and $13,000, respectively.

     Certain foreign subsidiaries of Concurrent maintain pension plans for their employees that conform to the

                         CONCURRENT COMPUTER CORPORATION
common practice in their respective countries. As of June 30, 2003, the Company maintained two defined benefit pension plans covering certain current and former employees in the UK and in Germany. The liquidation of the UK subsidiary resulted in the settlement and curtailment gains included in the changes in benefit obligation and fair value of plan assets below. As of June 30, 2004, only the defined benefit pension plan in Germany remained, due to the effects of the liquidation of the Company's UK subsidiary. The related changes in benefit obligation and fair value of plan assets and the amounts recognized in the consolidated balance sheets are presented in the following tables:

Reconciliation of Funded Status

                                                                 JUNE 30,
                                                       --------------------------
                                                           2004          2003
                                                       -------------  -----------
                                                         (DOLLARS IN THOUSANDS)
Change in benefit obligation:
Benefit obligation at beginning of year                $     21,501   $   16,987
Service cost                                                    353          303
Interest cost                                                 1,111        1,036
Plan participants' contributions                                 58           56
Actuarial loss (gain)                                           (34)       1,632
Foreign currency exchange rate change                         1,972        1,677
Settlement                                                  (19,607)           -
Curtailment                                                  (1,037)           -
Benefits paid                                                  (602)        (190)
                                                       -------------  -----------
Benefit obligation at end of year                      $      3,715   $   21,501
                                                       =============  ===========

Change in plan assets:
Fair value of plan assets at beginning of year         $     12,889   $   12,001
Actual return on plan assets                                  1,354         (550)
Employer contributions                                          358          394
Plan participants' contributions                                 58           56
Benefits paid                                                  (570)        (157)
Settlement                                                  (12,833)           -
Foreign currency exchange rate change                         1,140        1,145
                                                       -------------  -----------
Fair value of plan assets at end of year               $      2,396   $   12,889
                                                       =============  ===========

Funded status                                          $     (1,319)  $   (8,612)
Unrecognized actuarial loss                                    (160)       7,518
Unrecognized prior service cost                                   -          190
Unrecognized net transition liability                           158           69
                                                       -------------  -----------
Net amount recognized                                  $     (1,321)  $     (835)
                                                       =============  ===========

Amounts Recognized in the Consolidated Balance Sheet
                                                                 JUNE 30,
                                                       --------------------------
                                                           2004          2003
                                                       -------------  -----------
                                                         (DOLLARS IN THOUSANDS)
Accrued pension cost, net                              $     (1,372)  $   (8,452)
Intangible asset                                                  -          190
Accumulated other comprehensive loss                             51        7,427
                                                       -------------  -----------
Net amount recognized                                  $     (1,321)  $     (835)
                                                       =============  ===========

                         CONCURRENT COMPUTER CORPORATION

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $3.7 million, $3.7 million and $2.4 million, respectively, as of June 30, 2004, and $21.5 million, $20.7 million and $12.9 million, respectively, as of June 30, 2003.

     The following tables provide the components of net periodic pension cost recognized in earnings and pension related components of other comprehensive income for the fiscal years ended June 30, 2004, 2003 and 2002:

Components of Net Periodic Benefit Cost

                                                              YEAR ENDED JUNE 30,
                                                        --------------------------------
                                                          2004        2003       2002
                                                        ---------  ----------  ---------
                                                             (DOLLARS IN THOUSANDS)

Service cost                                            $    353   $     303   $    276
Interest cost                                              1,111       1,036        909
Expected return on plan assets                              (767)       (737)      (750)
Amortization of unrecognized net transition obligation       (65)        (67)       (63)
Amortization of unrecognized prior service benefit            24          24         22
Settlement gain                                             (387)          -          -
Curtailment loss                                             177           -          -
Recognized actuarial loss                                    375         188         71
                                                        ---------  ----------  ---------
Net periodic benefit cost                               $    821   $     747   $    465
                                                        =========  ==========  =========

Additional Information
                                                              YEAR ENDED JUNE 30,
                                                        --------------------------------
                                                          2004        2003       2002
                                                        ---------  ----------  ---------
                                                             (DOLLARS IN THOUSANDS)
Decrease (increase) in minimum liability included
in other comprehensive income                           $  7,376   $  (3,025)  $ (1,599)

     Pension expense for fiscal years 2004, 2003 and 2002 related to the UK defined benefit pension plan was $805,000, $709,000, and $434,000. The Company does not anticipate any further contributions or any further pension expense related to this plan, subsequent to June 30, 2004.

Assumptions

     The following table sets forth the assumptions used to determine benefit obligations:

                                     JUNE 30,
                                ---------------------
                                2004        2003
                                -----  --------------
Discount rate                   5.35%  5.25% to 5.50%
Expected return on plan assets  3.50%      6.00%
Compensation increase rate      2.50%  1.00% to 4.25%

                         CONCURRENT COMPUTER CORPORATION

The following table sets forth the assumptions used to determine net periodic benefit cost:

                                              YEAR ENDED JUNE 30,
                                ----------------------------------------------
                                     2004            2003            2002
                                --------------  --------------  --------------
Discount rate                   5.25% to 5.50%  5.75% to 6.25%  6.00% to 6.25%
Expected return on plan assets           6.00%  5.75% to 6.00%  5.75% to 6.00%
Compensation increase rate      1.00% to 4.25%  3.50% to 4.25%  3.50% to 4.25%

Plan  Assets

     Concurrent's pension plan weighted-average asset allocations at June 30, 2004 and 2003, by asset category are as follows:

                        PLAN ASSETS AT JUNE 30,
                   ----------------------------------
                         2004              2003
                   ----------------  ----------------
ASSET CATEGORY        $        %        $        %
-----------------  -------  -------  -------  -------
Equity securities  $ 2,396  100.00%   10,637   82.53%
Debt securities          -    0.00%    1,914   14.85%
Real estate              -    0.00%      338    2.62%
                   -------  -------  -------  -------
     Total         $ 2,396  100.00%  $12,889  100.00%
                   =======  =======  =======  =======

     Plan assets as of June 30, 2004 are comprised primarily of investments in managed funds consisting of German life insurance equity funds. Plan assets as of June 30, 2003 are comprised primarily of managed funds consisting of common stock, German life insurance funds, money market and real estate investments. In estimating the expected return on plan assets, Concurrent considers past performance and future expectations for the fund. Plan assets are heavily weighted toward dividend yielding equity investments that yield consistent, dependable dividends. The Company utilizes an active management strategy through third-party investment managers to minimize risk and maximize return.

Contributions

     Concurrent expects to contribute $108,000 to its one remaining defined benefit pension plan in fiscal year 2005.

Estimated  future  benefit  payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                     PENSION
                    BENEFITS
                    ---------
2005                $     116
2006                      119
2007                      133
2008                      174
Years 2009 to 2014      1,336

                         CONCURRENT COMPUTER CORPORATION

13.  SEGMENT  INFORMATION

     Concurrent operates its business in two divisions: Integrated Solutions and VOD, in accordance with SFAS 131. Concurrent's Integrated Solutions Division is a leading provider of high-performance, ISD computer systems, solutions and software for commercial and government markets focusing on strategic market areas that include hardware-in-the-loop and man-in-the-loop simulation, data acquisition, industrial systems, and software and embedded applications. Concurrent's VOD division is a leading supplier of digital video server systems primarily to the broadband cable television market. Shared expenses are primarily allocated based on either revenues or headcount. There were no material inter-segment sales or transfers. For the year ended June 30, 2004, one customer accounted for approximately 31% of total ISD revenue and three customers accounted for approximately 55%, 18% and 14% of total VOD revenue, respectively. For the year ended June 30, 2003, one customer accounted for approximately 34% of total ISD revenue and four customers accounted for approximately 32%, 20%, 14% and 14% of total VOD revenue, respectively. For the year ended June 30, 2002, one customer accounted for approximately 25% of the total ISD revenue and two customers accounted for approximately 57% and 24% of the total VOD revenue, respectively. There were no other customers in fiscal years 2004, 2003 and 2002 that accounted for more than 10% of the revenue for either division. The following summarizes the operating income (loss) by segment for the years ended June 30, 2004, 2003 and 2002, respectively. Corporate costs include costs related to the offices of the Chief Executive Officer, Chief Financial Officer, General Counsel, Investor Relations, Human Resources, Accounting and other administrative costs including annual audit and tax fees, board of director fees and similar costs.

                                                      YEAR ENDED JUNE 30, 2004
                                              -------------------------------------------
                                                ISD       VOD      CORPORATE     TOTAL
                                              -------  ---------  -----------  ----------
                                                        (DOLLARS IN THOUSANDS)
Revenues:
  Product sales                               $17,568  $ 39,379   $        -   $  56,947
  Service                                      15,566     6,722            -      22,288
                                              -------  ---------  -----------  ----------
    Total                                      33,134    46,101            -      79,235

Cost of sales:
  Product sales                                 7,228    20,863            -      28,091
  Service                                       8,521     3,901            -      12,422
                                              -------  ---------  -----------  ----------
    Total                                      15,749    24,764            -      40,513
                                              -------  ---------  -----------  ----------

Gross margin                                   17,385    21,337            -      38,722

Operating expenses
  Sales and marketing                           7,896     8,994          412      17,302
  Research and development                      5,892    14,108            -      20,000
  General and administrative                    1,451     1,251        7,369      10,071
  Gain on liquidation of foreign subsidiary      (111)        -            -        (111)
                                              -------  ---------  -----------  ----------
    Total operating expenses                   15,128    24,353        7,781      47,262
                                              -------  ---------  -----------  ----------

Operating income (loss)                       $ 2,257   ($3,016)     ($7,781)    ($8,540)
                                              =======  =========  ===========  ==========

                         CONCURRENT COMPUTER CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                       YEAR ENDED JUNE 30, 2003
                               -------------------------------------------
                                 ISD       VOD      CORPORATE     TOTAL
                               -------  ---------  -----------  ----------
                                        (DOLLARS IN THOUSANDS)
Revenues:
  Product sales                $19,417  $ 35,039   $        -   $  54,456
  Service                       17,474     3,523            -      20,997
                               -------  ---------  -----------  ----------
    Total                       36,891    38,562            -      75,453

Cost of sales:
  Product sales                  7,817    17,851            -      25,668
  Service                       10,402     2,960            -      13,362
                               -------  ---------  -----------  ----------
    Total                       18,219    20,811            -      39,030
                               -------  ---------  -----------  ----------

Gross margin                    18,672    17,751            -      36,423

Operating expenses
  Sales and marketing            7,564     9,918          599      18,081
  Research and development       5,343    13,432            -      18,775
  General and administrative     1,738     2,008        5,647       9,393
  Restructuring charge             993       610            -       1,603
                               -------  ---------  -----------  ----------
    Total operating expenses    15,638    25,968        6,246      47,852
                               -------  ---------  -----------  ----------

Operating income (loss)        $ 3,034  $ (8,217)  $   (6,246)  $ (11,429)
                               =======  =========  ===========  ==========

                                       YEAR ENDED JUNE 30, 2002
                               -------------------------------------------
                                 ISD       VOD      CORPORATE     TOTAL
                               -------  ---------  -----------  ----------
                                        (DOLLARS IN THOUSANDS)
Revenues:
  Product sales                $21,601  $ 46,900   $        -   $  68,501
  Service                       19,807     1,061            -      20,868
                               -------  ---------  -----------  ----------
    Total                       41,408    47,961            -      89,369

Cost of sales:
  Product sales                  8,586    22,555            -      31,141
  Service                       11,588     2,074            -      13,662
                               -------  ---------  -----------  ----------
    Total                       20,174    24,629            -      44,803
                               -------  ---------  -----------  ----------

Gross margin                    21,234    23,332            -      44,566

Operating expenses
  Sales and marketing            6,877     9,521          586      16,984
  Research and development       5,409     9,882            -      15,291
  General and administrative     1,500     1,795        5,317       8,612
                               -------  ---------  -----------  ----------
    Total operating expenses    13,786    21,198        5,903      40,887
                               -------  ---------  -----------  ----------
Operating income (loss)        $ 7,448  $  2,134   $   (5,903)  $   3,679
                               =======  =========  ===========  ==========

                         CONCURRENT COMPUTER CORPORATION

     Summarized financial information for fiscal years 2004, 2003 and 2002, respectively, is as follows:

                                    AS OF AND FOR THE YEAR ENDED JUNE 30, 2004
                                -----------------------------------------------------
                                     ISD           VOD     CORPORATE       TOTAL
                                ---------------  ----------  -----------  --------------
                                                (DOLLARS IN THOUSANDS)

Net sales                       $       33,134   $  46,101   $        -   $      79,235
Operating income (loss)                  2,257      (3,016)      (7,781)         (8,540)
Identifiable assets                     14,454      35,905       24,183          74,542
Depreciation and amortization            1,339       3,728          337           5,404
Capital expenditures                       655       3,808          413           4,876

                                       AS OF AND FOR THE YEAR ENDED JUNE 30, 2003
                                --------------------------------------------------------
                                     ISD           VOD     CORPORATE       TOTAL
                                ---------------  ----------  -----------  --------------
                                                (DOLLARS IN THOUSANDS)

Net sales                       $       36,891   $  38,562   $        -   $      75,453
Operating income (loss)                  3,034      (8,217)      (6,246)        (11,429)
Identifiable assets                     15,725      35,229       26,885          77,839
Depreciation and amortization            1,517       2,955          352           4,824
Capital expenditures                       704       4,365          526           5,595

                                       AS OF AND FOR THE YEAR ENDED JUNE 30, 2002
                                --------------------------------------------------------
                                     ISD           VOD     CORPORATE       TOTAL
                                ---------------  ----------  -----------  --------------
                                                (DOLLARS IN THOUSANDS)

Net sales                       $       41,408   $  47,961   $        -   $      89,369
Operating income (loss)                  7,448       2,134       (5,903)          3,679
Identifiable assets                     18,415      54,198       26,075          98,688
Depreciation and amortization            2,289       2,409          310           5,008
Capital expenditures                     1,332       3,122           68           4,522

14.  EMPLOYEE  STOCK  PLANS

     Concurrent has Stock Option Plans providing for the grant of incentive stock options to employees and non-qualified stock options to employees and non-employee directors. The Compensation Committee administers the Stock Option Plans. Under the plans, the Compensation Committee may award, in addition to stock options, shares of Common Stock on a restricted basis. The plans also specifically provide for stock appreciation rights and authorizes the Compensation Committee to provide, either at the time of the grant of an option or otherwise, that the option may be cashed out upon terms and conditions to be determined by the Committee or the Board.

     In April 2003, the Compensation Committee approved the issuance of 283,468 restricted shares of common stock to certain executives. The restrictions lapse 25% a year over a four year period as of the date of issuance. The fair value of the restricted shares at the date of grant was $600,952 and was initially recorded as unearned compensation as a component of equity, which will be expensed over the period during which the restrictions lapse. Concurrent recorded compensation expense of $107,000 and $25,000 for the years ended June 30, 2004 and 2003, respectively, which is recorded in the Consolidated Statements of Operations as an operating expense. For fiscal year 2002, there was no restricted stock granted or outstanding. Options issued under the Stock Option Plans

                         CONCURRENT COMPUTER CORPORATION
generally vest over four years and are exercisable for ten years from the grant date. The Company's 2001 Stock Option Plan became effective November 1, 2001 and replaced the 1991 Restated Stock Option Plan that expired on January 31, 2002. As of November 1, 2001 there were no options for shares of Common Stock available for future grant under the 1991 Restated Stock Option Plan. The 2001 Stock Option Plan terminates on October 31, 2011. Stockholders have authorized the issuance of up to 15,825,000 shares under these plans and at June 30, 2004 and 2003 there were 679,797 and 1,133,925 shares available for future grants, respectively.

     Changes in options outstanding under the plan during the years ended June 30, 2004, 2003, and 2002 are as follows:

                                            2004                    2003                     2002
                                  ----------------------  ----------------------  -----------------------
                                               WEIGHTED                WEIGHTED                 WEIGHTED
                                                AVERAGE                 AVERAGE                  AVERAGE
                                               EXERCISE                EXERCISE                 EXERCISE
                                    SHARES       PRICE      SHARES       PRICE       SHARES       PRICE
                                  -----------  ---------  -----------  ---------  ------------  ---------
Outstanding at beginning of year   5,842,348   $    6.92   5,803,144   $    7.11    5,388,161   $    6.00
Granted                              755,950   $    3.83     530,815   $    2.22    1,750,000   $    8.23
Exercised                           (505,706)  $    2.34    (225,228)  $    2.44   (1,105,089)  $    3.21
Forfeited                           (981,330)  $    6.61    (266,383)  $    5.33     (229,928)  $    8.35
                                  -----------             -----------             ------------
Outstanding at year end            5,111,262   $    6.98   5,842,348   $    6.92    5,803,144   $    7.11
                                  ===========             ===========             ============

Options exercisable at year end    3,554,531               3,834,886                3,149,444
                                  ===========             ===========             ============

Weighted average fair value of
  options granted during
  the year                        $     3.22              $     1.87              $      6.91
                                  ===========             ===========             ============

     The weighted-average assumptions used for the years ended June 30, 2004, 2003 and 2002 were: expected dividend yield of 0.0% for all periods; risk-free interest rate of 3.4%, 3.0% and 4.3%, respectively; expected life of 6 years for all periods; and an expected volatility of 110.0%, 111.4%, and 108.9%, respectively.

                         CONCURRENT COMPUTER CORPORATION

The following table summarizes information about stock options outstanding and exercisable at June 30, 2004:

                            OUTSTANDING OPTIONS               OPTIONS EXERCISABLE
                 ---------------------------------------  ---------------------------
                  WEIGHTED
                   AVERAGE                      WEIGHTED                    WEIGHTED
   RANGE OF       REMAINING                     AVERAGE                      AVERAGE
   EXERCISE      CONTRACTUAL     AT JUNE 30,    EXERCISE     AT JUNE 30,    EXERCISE
    PRICES           LIFE           2004         PRICE          2004          PRICE
--------------------------------------------------------  ---------------------------
$ 0.37 - $0.99          3.20           144,599      0.37           144,599       0.37
$ 1.00 - $1.99          7.44           231,693      1.86           129,830       1.80
$ 2.00 - $2.99          4.90           950,273      2.22           704,988       2.24
$ 3.00 - $3.99          9.03           179,700      3.10            10,500       3.22
$ 4.00 - $4.99          9.40           406,150      4.65            65,000       4.56
$ 5.00 - $5.99          6.85           612,750      5.04           407,750       5.04
$ 6.00 - $6.99          7.69           501,750      6.83           269,250       6.81
$ 7.00 - $7.99          6.57           119,600      7.00            98,450       7.00
$ 8.00 - $8.99          5.16           104,664      8.00           104,164       8.00
$ 9.00 - $9.99          7.07             2,000      9.26             1,000       9.26
$10.00 - $10.99         5.36           486,833     10.13           486,833      10.13
$11.00 - $11.99         7.08           422,250     11.06           238,417      11.06
$12.00 - $12.99         6.25           727,000     12.36           692,750      12.36
$13.00 - $13.99         5.65            20,000     13.75            20,000      13.75
$14.00 - $14.99         7.41            32,000     14.10            16,000      14.10
$15.00 - $15.99         7.45            10,000     15.92             5,000      15.92
$17.00 - $17.99         6.19            25,000     17.83            25,000      17.83
$18.00 - $18.99         5.90           125,000     18.54           125,000      18.54
$19.00 - $19.99         5.70            10,000     19.63            10,000      19.63
                              ----------------            ----------------
                        6.49         5,111,262      6.98         3,554,531       7.68
                              ================            ================

15.  ISSUANCE  AND  ACCRUAL  OF  NON-CASH  WARRANTS

     Comcast  Cable  Communications  Inc.  Warrants

     On March 29, 2001, Concurrent entered into a definitive purchase agreement with Comcast Cable, providing for the purchase of VOD equipment. As part of that agreement Concurrent agreed to issue three different types of warrants.

     Concurrent issued a warrant to purchase 50,000 shares of its Common Stock on March 29, 2001, exercisable at $5.196 per share over a four-year term. This warrant is referred to as the "Initial Warrant". Concurrent has recognized $224,000 in the Consolidated Statements of Operations for the year ended June 30, 2001 as a reduction to revenue for the value of this warrant.

     Concurrent was also generally obligated to issue new warrants to purchase shares of its Common Stock to Comcast at the end of each quarter through March 31, 2004, based upon specified performance goals which were measured by the number of Comcast basic cable subscribers that had the ability to utilize the VOD service. The incremental number of subscribers that have access to VOD at each quarter end as compared to the prior quarter end multiplied by a specified percentage is the number of additional warrants that were earned during the quarter. These warrants are referred to as the "Performance Warrants". Through June 30, 2004, Concurrent issued to Comcast various performance warrants totaling 168,543 shares. These performance warrants are exercisable over a four year term and have exercise prices between $2.62 and $15.02. All of these warrants are outstanding as of June 30, 2004.

                         CONCURRENT COMPUTER CORPORATION

     The resale of the shares issuable upon exercise of the warrants to purchase 50,000 shares and 4,431 shares were registered under a registration statement filed with the Securities and Exchange Commission and declared effective on November 20, 2001.

     Concurrent was also obligated to issue additional warrants to purchase shares of its Common Stock, if at the end of any quarter the then total number of Comcast basic cable subscribers with the ability to utilize the VOD system exceeded specified threshold levels. These warrants are referred to as the "Cliff Warrants". On June 4, 2004, Concurrent issued to Comcast a cliff warrant to purchase 50,000 shares. This cliff warrant is exercisable over a four year term and has an exercise price of $3.68. This warrant is outstanding as of June 30, 2004.

     Concurrent recognized the value of the Performance Warrants and the Cliff Warrants over the term of the agreement as Comcast purchased additional VOD servers from Concurrent and made the service available to its customers. Concurrent has recognized $202,000, $62,000, and $398,000 in the Consolidated Statements of Operations for the years ended June 30, 2004, 2003, and 2002, respectively, as a reduction to revenue for the value of the Performance
Warrants  and  Cliff  Warrants  that  have  been  earned.

     The value of the warrants is determined using the Black-Scholes valuation model. The weighted-average assumptions used for the years ended June 30, 2004, 2003, and 2002: expected dividend yield of 0% for all three periods; risk-free interest rate of 2.5%, 2.1% and 3.7%, respectively; expected life of 4 years in all three periods; and an expected volatility of 111%, 113% and 117%, respectively.

     The exercise price of the warrants is subject to adjustment for stock splits, combinations, stock dividends, mergers, and other similar recapitalization events. The exercise price is also subject to adjustment for issuance of additional equity securities at a purchase price less than the then current fair market value of Concurrent's Common Stock. The exercise price of the warrants issued to Comcast equaled the average closing price of Concurrent's Common Stock for the 30 trading days prior to the applicable warrant issuance date and will be exercisable over a four-year term. As the agreement with Comcast expired on March 31, 2004, Concurrent is no longer obligated to issue any additional warrants to Comcast. The warrants issued to Comcast did not exceed 1% of Concurrent's outstanding shares of Common Stock.

   Scientific  Atlanta,  Inc.  Warrants

     In accordance with a five year definitive agreement with Scientific Atlanta, Inc. ("SAI") executed in August of 1998, Concurrent agreed to issue warrants to SAI upon achievement of pre-determined revenue targets. The value of these warrants could not exceed 5% of applicable revenue and the number of shares of Concurrent common stock related to the warrants was determined using the Black-Scholes valuation model and could not exceed 888,888 shares for every $30 million of revenue from the sale of VOD servers using the SAI platform. The Black-Scholes value of these warrants could not impact gross margin by more than $1.5 million per $30 million of applicable revenue. Concurrent accrued for this cost as a part of cost of sales at the time of recognition of applicable revenue. Concurrent issued warrants to purchase 261,164 of its common stock to SAI upon reaching the first $30 million threshold on April 1, 2002, exercisable at $7.106 per share over a four-year term, all of which are still outstanding as of June 30, 2004.

     The five year definitive agreement with SAI expired on August 17, 2003, and at that time Concurrent had not reached the second $30 million threshold of revenue using the SAI platform. As a result, Concurrent was not obligated to issue a warrant under the agreement regarding the second $30 million threshold, and accordingly, reversed $1.3 million of expense in the first quarter of fiscal year 2004, which had been previously accrued in anticipation of reaching the next $30 million threshold. This reversal was recorded in VOD product cost of sales in the Consolidated Statements of Operations. Concurrent previously recognized charges of $275,000 and $1,825,000 in the Consolidated Statements of Operations for the years ended June 30, 2003 and 2002, respectively, representing the fair market value of the warrants earned during each year.

                         CONCURRENT COMPUTER CORPORATION

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

17.  CONCENTRATION  OF  RISK

     A summary of Concurrent's financial data by geographic area follows:

                                YEAR ENDED JUNE 30,
                            2004        2003       2002
                          ---------  ----------  ----------
                               (DOLLARS IN THOUSANDS)
Net sales:
  United States           $ 65,962   $  64,586   $  76,352
  Intercompany               3,858       3,121       3,528
                          ---------  ----------  ----------
                            69,820      67,707      79,880
                          ---------  ----------  ----------

  Europe                     5,737       5,484       6,650
  Intercompany                  36           -           -
                          ---------  ----------  ----------
                             5,773       5,484       6,650
                          ---------  ----------  ----------

  Asia/Pacific               7,044       4,918       5,899
  Intercompany                   4          13           -
                          ---------  ----------  ----------
                             7,048       4,931       5,899
                          ---------  ----------  ----------

  Other                        492         465         468
                          ---------  ----------  ----------
                            83,133      78,587      92,897

  Eliminations              (3,898)     (3,134)     (3,528)
                          ---------  ----------  ----------
  Total                   $ 79,235   $  75,453   $  89,369
                          =========  ==========  ==========

Operating income (loss):
  United States           $ (6,851)  $  (6,109)  $   5,734
  Europe                    (1,990)     (3,684)     (1,711)
  Asia/Pacific                  40      (1,841)       (453)
  Other                        261         205          59
  Eliminations                   -           -          50
                          ---------  ----------  ----------
    Total                 $ (8,540)  $ (11,429)  $   3,679
                          =========  ==========  ==========

                         CONCURRENT COMPUTER CORPORATION

                                JUNE 30,
                      --------------------------
                          2004          2003
                      -------------  -----------
                        (DOLLARS IN THOUSANDS)
Identifiable assets:
  United States       $    102,167   $  105,884
  Europe                     6,893       11,239
  Asia/Pacific              10,348       10,244
  Other                        699        1,171
  Eliminations             (45,565)     (50,699)
                      -------------  -----------
  Total               $     74,542   $   77,839
                      =============  ===========

     Intercompany transfers between geographic areas are accounted for at prices similar to those available to comparable unaffiliated customers. Sales to unaffiliated customers outside the U.S., including U.S. export sales, were $14,443,000, $18,672,000 and $13,433,000 for the years ended June 30, 2004, 2003 and 2002, respectively, which amounts represented 18%, 25% and 15% of total sales for the respective fiscal years.

     Sales to the U.S. government and its agencies amounted to approximately $14,186,000, $18,183,000 and $19,723,000 for the years ended June 30, 2004, 2003 and 2002, respectively, which amounts represented 18%, 24% and 22% of total sales for the respective fiscal years.

     Sales to three commercial customers amounted to $25,219,000 or 32% of total sales, $10,283,000 or 13% of total sales, and $8,231,000, or 10% of total sales, respectively, for the year ended June 30, 2004. Sales to three commercial customers amounted to $12,368,000 or 16% of total sales, $12,312,000 or 16% of total sales, and $7,615,000 or 10% of total sales, respectively, for the year ended June 30, 2003. Sales to three commercial customers amounted to $27,364,000 or 31% of total sales, $11,507,000 or 13% of total sales, and $10,524,000 or 12% of total sales, respectively, for the year ended June 30, 2002. There were no other customers during fiscal years 2004, 2003 or 2002 representing more than 10% of total revenues.

     Concurrent assesses credit risk through ongoing credit evaluations of customers' financial condition and collateral is generally not required. There were two customers that accounted for $2,715,000 or 26% of trade receivables and $1,089,000 or 10% of trade receivables, at June 30, 2004. There were three customers that accounted for $2,363,000 or 21% of trade receivables, $1,538,000 or 14% of trade receivables, and $1,087,000 or 10% of trade receivables, at June 30, 2003.

18.  QUARTERLY  CONSOLIDATED  FINANCIAL  INFORMATION  (UNAUDITED)

     The following is a summary of quarterly financial results for the years ended June 30, 2004 and 2003:

                                                                    THREE MONTHS ENDED
                                      ----------------------------------------------------------------------------
                                      SEPTEMBER 30,         DECEMBER 31,           MARCH 31,            JUNE 30,
                                           2003                 2003                  2004                2004
                                      --------------       ---------------       --------------       ------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2004
Net sales                             $       18,902       $       22,626        $      23,611        $    14,096
Gross margin                          $       10,950       $       11,419        $      10,896        $     5,457
Operating income (loss)               $           33       $          110        $      (1,110)       $    (7,573)  (4)
Net income (loss)                     $          612  (1)  $        1,213   (2)  $         (63)  (3)  $    (7,487)  (4)
Net income (loss) per share-basic     $         0.01  (1)  $         0.02   (2)              -   (3)  $     (0.12)  (4)
Net income (loss) per share-diluted   $         0.01  (1)  $         0.02   (2)              -   (3)  $     (0.12)  (4)


                         CONCURRENT COMPUTER CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                    THREE MONTHS ENDED
                                      ----------------------------------------------------------------------------
                                      SEPTEMBER 30,         DECEMBER 31,           MARCH 31,            JUNE 30,
                                           2002                 2002                  2003                2003
                                      --------------       ---------------       --------------       ------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2003
Net sales                             $       22,141       $       20,134        $      17,648        $    15,530
Gross margin                          $       11,857       $        9,605        $       7,935        $     7,026
Operating income (loss)               $          678       $       (1,997)       $      (3,724)       $    (6,386)  (7)
Net income (loss)                     $          620       $       (4,665)  (5)  $     (14,260)  (6)  $    (6,247)  (7)
Net income (loss) per share-basic     $         0.01       $        (0.08)  (5)  $       (0.23)  (6)  $     (0.10)  (7)
Net income (loss) per share-diluted   $         0.01       $        (0.08)  (5)  $       (0.23)  (6)  $     (0.10)  (7)

     (1) The net income for the quarter ended September 30, 2003 includes a partial recovery of the previously recognized impairment charge for the Thirdspace investment of $1.1 million.
     (2) The net income for the quarter ended December 31, 2003 includes a partial recovery of the previously recognized impairment charge for the Thirdspace investment of $1.7 million.
     (3) The net loss for the quarter ended March 31, 2004 includes a partial recovery of the previously recognized impairment charge for the Thirdspace investment of $0.3 million.
     (4) The operating loss and the net loss for the quarter ended June 30, 2004, includes a gain on liquidation of a foreign subsidiary of $0.1 million, net of related expenses.
     (5) The net loss for the quarter ended December 31, 2002 includes an impairment charge for the Thirdspace investment of $2.9 million.
     (6) The net loss for the quarter ended March 31, 2003 includes an impairment charge for the write-off of the remaining Thirdspace equity investment and the write-off of the related notes receivable and accrued interest, totaling $10.5 million.
     (7) The operating loss and net loss for the quarter ended June 30, 2003, includes a restructuring charge of $1.6 million.

19.  COMMITMENTS  AND  CONTINGENCIES

     Concurrent leases certain sales and service offices, warehousing, and equipment under various operating leases. The leases expire at various dates through 2009 and generally provide for the payment of taxes, insurance and maintenance costs. Additionally, certain leases contain escalation clauses that provide for increased rents resulting from the pass through of increases in operating costs, property taxes and consumer price indexes.

     At June 30, 2004, future minimum lease payments for the years ending June 30 are as follows:

                               CAPITAL   OPERATING
                               LEASES      LEASES     TOTAL
                              ---------  ----------  --------
                                  (DOLLARS IN THOUSANDS)
2005                          $     51   $    2,702     2,753
2006                                 -        2,339     2,339
2007                                 -        2,246     2,246
2008                                 -        1,534     1,534
2009                                 -          940       940
2010 and thereafter                  -          731       731
                              ---------  ----------  --------
                                    51   $   10,492  $ 10,543
                                         ==========  ========
Amount representing interest        (1)
                              ---------
Present value of minimum
     capital lease payments   $     50
                              =========

                         CONCURRENT COMPUTER CORPORATION

     Rent expense under all operating leases amounted to $3,851,000, $3,825,000 and $3,612,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

     Concurrent, from time to time, is involved in litigation incidental to the conduct of its business. Concurrent believes that such pending litigation will not have a material adverse effect on Concurrent's results of operations or financial condition.

     Pursuant to the terms of the employment agreements with the executive officers of Concurrent, employment may be terminated by either Concurrent or the respective executive officer at any time. In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end. In the event an agreement is terminated directly by Concurrent without cause or in certain circumstances constructively by Concurrent, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect. At June 30, 2004, the maximum contingent liability under these agreements is approximately $1.4 million. Concurrent's employment agreements with certain of its officers contain certain offset provisions, as defined in their respective agreements.

20.  NEW  ACCOUNTING  PRONOUNCEMENTS

     In  May  2003,  the  FASB  issued  SFAS  No.  150,  "Accounting for Certain
Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, "Elements of Financial Statements," as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS
150 became effective for Concurrent on July 1, 2003. The adoption of this standard did not have a material impact on Concurrent's consolidated financial statements.

     In December 2003, the FASB issued FIN 46(R), "Consolidation of Variable Interest Entities." FIN 46(R) replaced FIN 46, "Consolidation of Variable Interest Entities" (issued in January 2003), and expands and clarifies FIN 46,
as  well  as  updates  the  effective  date  and  transition  guidance.   This
interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," in determining whether a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities. This interpretation applies to variable interest entities created or obtained after January 31, 2003, and as of July 1, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The FASB subsequently issued FASB Staff Position FIN 46-6, which defers the effective date for applying the provisions of FIN 46 to financial statements for (1) interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 and (2) non-registered investment companies. Concurrent does not have any variable interest entities; therefore, management believes this statement will not have a material impact on Concurrent's consolidated financial statements.

     In December 2003, the FASB issued SFAS 132(R) "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. The provisions of this Statement do not change the measurement and recognition provisions of FASB Statements No. 87, "Employers' Accounting for Pensions", No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Statement 132(R) replaces FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", and adds additional disclosures. It requires additional disclosures to those in the original Statement 132 about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The additional disclosure requirements are included in Note 12 to the financial statements.

                                                                     SCHEDULE II

                            CONCURRENT COMPUTER CORPORATION

                           VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002
                                (DOLLARS IN THOUSANDS)


                                                  CHARGED
                                    BALANCE AT    TO COSTS                 BALANCE AT
                                     BEGINNING      AND       DEDUCTIONS     END OF
            DESCRIPTION               OF YEAR     EXPENSES       (a)          YEAR
                                    -----------  ----------  ------------  -----------
Reserves and allowances deducted
from asset accounts:

2004
----
Reserve for inventory obsolescence
  and shrinkage                     $     3,004  $     924   $      (972)  $     2,956
Allowance for doubtful accounts             868       (601)          (67)          200
Warranty accrual                          2,131        668        (1,677)        1,122

2003
----
Reserve for inventory obsolescence
  and shrinkage                     $     3,276  $     317   $      (589)  $     3,004
Allowance for doubtful accounts             965         28          (125)          868
Warranty accrual                          2,272        267          (408)        2,131

2002
----
Reserve for inventory obsolescence
  and shrinkage                     $     3,481  $     343   $      (548)  $     3,276
Allowance for doubtful accounts             860        484          (379)          965
Warranty accrual                            977      1,918          (623)        2,272

(a) Charges and adjustments to the reserve accounts for write-offs and credits issued during the year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CONCURRENT COMPUTER CORPORATION

                                   By:     /s/ T. Gary Trimm
                                      ------------------------------------------
                                           T. Gary Trimm
                                           President and Chief Executive Officer

Date: September 7, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities indicated on September 7, 2004.

NAME                     TITLE
----                     -----

/s/ Steve G. Nussrallah  Chairman of the Board and Director
-----------------------
Steve G. Nussrallah

                         President, Chief Executive Officer and Director
/s/ T. Gary Trimm        (Principal Executive Officer)
-----------------------
T. Gary Trimm

                         Executive Vice President and Chief Financial Officer
/s/ Steven R. Norton     (Principal Financial and Accounting Officer)
-----------------------
Steven R. Norton


/s/ Alex B. Best         Director
-----------------------
Alex B. Best


/s/ Charles Blackmon     Director
-----------------------
Charles Blackmon


/s/ Michael A. Brunner   Director
-----------------------
Michael A. Brunner


/s/ C. Shelton James     Director
-----------------------
C. Shelton James

EXHIBIT             DESCRIPTION OF DOCUMENT

(a)       Exhibits:

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

4.9* --Warrant to purchase 14,355 shares of common stock of the Registrant dated March 22, 2024 issued to Comcast Concurrent Holdings, Inc.

4.10* --Warrant to purchase 5,261 shares of common stock of the Registrant dated March 22, 2004 issued to Comcast Concurrent Holdings, Inc.

4.11* --Warrant to purchase 27,332 shares of common stock of the Registrant dated March 22, 2004 issued to Comcast Concurrent Holdings, inc.

4.12* --Warrant to purchase 6 shares of common stock of the Registrant dated March 22, 2004 issued to Comcast Concurrent Holdings, Inc.

4.13* --Warrant to purchase 63,145 shares of common stock of the Registrant dated June 4, 2004 issued to Comcast Concurrent Holdings, Inc.

4.14* --Warrant to purchase 50,000 shares of common stock of the Registrant dated June 4, 2004 issued to Comcast Concurrent Holdings, Inc.

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

10.6 --Amended and Restated Employment Agreement dated as of November 15, 1999 between the Registrant and Steve G. Nussrallah (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

10.7 --Employment Agreement dated as of October 28, 1999 between the Registrant and Steven R. Norton (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

10.8 --Employment Agreement dated as of July 10, 2000 between the Registrant and Jack A. Bryant, III (incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 2000).

10.9 --Employment Agreement dated as of November 26, 2001 between the Registrant and Kirk Somers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.10 --Employment Agreement dated as of June 17, 2002 between the Registrant and Steve Necessary (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.11* --Employment Agreement dated as of June 24, 2004 between the Registrant and T. Gary Trimm.

10.12* --Employment Agreement dated as of June 24, 2004 between the Registrant and Warren Neuburger.

10.13 --Video-On-Demand Purchase Agreement, dated March 29, 2001, by and between Concurrent Computer Corporation and Comcast Cable Communications of Pennsylvania, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).

14.1 -- Code of Ethics for Senior Executives & Financial Officers (incorporated by reference to the Registrant's Proxy for fiscal year ended June 30, 2003).

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

* Filed herewith.