Form 10-Q
period 2004-09-30
CONCURRENT COMPUTER CORP/DE
filed 2004-11-05
CIK 749038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 --------------


                                    FORM 10-Q

(Mark One)

           X       Quarterly Report Pursuant to Section 13 or 15(d) of
          ---
                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2004

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

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of October 29, 2004 was 62,917,829.

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                         CONCURRENT COMPUTER CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         2004         2003
                                                      -----------  -----------
Revenues:
  Product
    ISD systems                                       $    5,533   $    4,394
    VOD systems                                            6,054        9,147
                                                      -----------  -----------
      Total product revenues                              11,587       13,541
  Service
    ISD systems                                            3,274        4,146
    VOD systems                                            2,469        1,215
                                                      -----------  -----------
      Total service revenues                               5,743        5,361
                                                      -----------  -----------
      Total revenues                                      17,330       18,902

Cost of sales:
  Product
    ISD systems                                            2,457        1,356
    VOD systems                                            4,210        3,657
                                                      -----------  -----------
      Total product cost of sales                          6,667        5,013
  Service
    ISD systems                                            2,003        2,184
    VOD systems                                            1,521          755
                                                      -----------  -----------
      Total service cost of sales                          3,524        2,939
                                                      -----------  -----------
      Total cost of sales                                 10,191        7,952
                                                      -----------  -----------

Gross margin                                               7,139       10,950

Operating expenses:
  Sales and marketing                                      4,477        4,080
  Research and development                                 5,180        4,668
  General and administrative                               2,506        2,169
                                                      -----------  -----------
      Total operating expenses                            12,163       10,917
                                                      -----------  -----------

Operating income (loss)                                   (5,024)          33

Recovery of minority investment                                -        1,060
Interest income - net                                         92           60
Other expense - net                                          (35)        (134)
                                                      -----------  -----------

Income (loss) before income taxes                         (4,967)       1,019

Provision for income taxes                                    54          407
                                                      -----------  -----------

Net income (loss)                                     $   (5,021)  $      612
                                                      ===========  ===========

Net income (loss) per share
      Basic                                           $    (0.08)  $     0.01
                                                      ===========  ===========
      Diluted                                         $    (0.08)  $     0.01
                                                      ===========  ===========
      Weighted average shares outstanding - basic         62,852       62,369
                                                      ===========  ===========
      Weighted average shares outstanding - diluted       62,852       63,006
                                                      ===========  ===========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                CONCURRENT COMPUTER CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                     (DOLLARS IN THOUSANDS)

                                                                SEPTEMBER 30,      JUNE 30,
                                                                    2004             2004
                                                               ---------------  ---------------
                             ASSETS

Current assets:
  Cash and cash equivalents                                    $       18,779   $       27,928
  Accounts receivable, less allowance for doubtful
    accounts of $200 at September 30, 2004 and June 30, 2004           11,421           10,192
  Inventories - net                                                     7,378            9,617
  Deferred tax asset - net                                                539              517
  Prepaid expenses and other current assets                             1,913              861
                                                               ---------------  ---------------
    Total current assets                                               40,030           49,115

Property, plant and equipment - net                                    10,851           11,569
Purchased developed computer software - net                               966            1,013
Goodwill                                                               10,744           10,744
Investment in minority owned company                                      553              553
Other long-term assets - net                                            1,450            1,548
                                                               ---------------  ---------------
    Total assets                                               $       64,594   $       74,542
                                                               ===============  ===============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                        $       11,004   $       12,069
  Deferred revenue                                                      6,607           10,668
                                                               ---------------  ---------------
    Total current liabilities                                          17,611           22,737

Long-term liabilities:
  Deferred revenue                                                      3,986            4,117
  Deferred tax liability                                                  291              278
  Pension liability                                                     1,442            1,372
  Other                                                                   301              312
                                                               ---------------  ---------------
    Total liabilities                                                  23,631           28,816

Stockholders' equity:
  Common stock                                                            629              628
  Capital in excess of par value                                      174,375          174,338
  Accumulated deficit                                                (133,747)        (128,712)
  Treasury stock                                                            -              (42)
  Unearned compensation                                                  (335)            (351)
  Accumulated other comprehensive income (loss)                            41             (135)
                                                               ---------------  ---------------
    Total stockholders' equity                                         40,963           45,726
                                                               ---------------  ---------------

Total liabilities and stockholders' equity                     $       64,594   $       74,542
                                                               ===============  ===============

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                           CONCURRENT COMPUTER CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (DOLLARS IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                2004         2003
                                                             ------------------------
OPERATING ACTIVITIES
Net income (loss)                                            $   (5,021)  $      612
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
  Reduction in accrual of non-cash warrants                           -         (970)
  Depreciation and amortization                                   1,421        1,257
  Provision for (reversal of) inventory reserves                    (10)         461
  Reversal of provision for bad debts                                 -         (311)
  Non-cash income tax provision                                       -          336
  Recovery of minority investment                                     -       (1,060)
  Other non cash expenses                                             7          128
  Changes in operating assets and liabilities:
    Accounts receivable                                          (1,229)      (2,653)
    Inventories                                                   2,249          230
    Prepaid expenses and other current assets                    (1,052)        (718)
    Other long-term assets                                           97          144
    Accounts payable and accrued expenses                        (1,065)      (3,497)
    Deferred revenue                                             (4,192)         473
    Pension liability                                                70          225
    Other long-term liabilities                                      13          (55)
                                                             -----------  -----------
  Total adjustments to net income (loss)                         (3,691)      (6,010)
                                                             -----------  -----------
Net cash used in operating activities                            (8,712)      (5,398)

INVESTING ACTIVITIES
  Net additions to property, plant and equipment                   (650)      (1,198)
  Repayment of note receivable from minority owned company            -        1,060
                                                             -----------  -----------
Net cash used in investing activities                              (650)        (138)

FINANCING ACTIVITIES
  Net repayment of capital lease obligation                         (24)         (22)
  Proceeds from sale of treasury stock                               28            -
  Proceeds from sale and issuance of common stock                    38            8
                                                             -----------  -----------
Net cash provided by (used in) financing activities                  42          (14)

Effect of exchange rates on cash and cash equivalents               171           34
                                                             -----------  -----------

Decrease in cash and cash equivalents                            (9,149)      (5,516)
Cash and cash equivalents at beginning of period                 27,928       30,697
                                                             -----------  -----------
Cash and cash equivalents at end of period                   $   18,779   $   25,181
                                                             ===========  ===========

Cash paid during the period for:
  Interest                                                   $        2   $        3
                                                             ===========  ===========
  Income taxes (net of refunds)                              $      134   $       78
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

     The condensed, consolidated interim financial statements of Concurrent are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of Concurrent's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended June 30, 2004. There have been no significant changes to Concurrent's Accounting Policies as disclosed in the Annual Report on Form 10-K for the year ended June 30, 2004. Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

     Concentration  of  Credit  Risk

     Concurrent assesses credit risk through ongoing credit evaluations of customers' financial condition and collateral is generally not required. As of both September 30, 2004 and June 30, 2004, there were two customers that each accounted for more than 10% of trade receivables. At September 30, 2004, one customer accounted for $2,532,000 or 22% of trade receivables and the other accounted for $1,467,000 or 13% of trade receivables. At June 30, 2004, one customer accounted for $2,715,000 or 26% of trade receivables and the other accounted for $1,089,000 or 10% of trade receivables.

     Recently Issued Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force (EITF) ratified its consensus related to the application guidance within EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue No. 03-1 applies to investments in debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method under Accounting Principles Board Opinion 18, "The Equity Method of Accounting for Investments in Common Stock" and related interpretations. EITF Issue No. 03-1 requires that a three-step model be applied in determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The recognition and measurement guidance within EITF Issue No. 03-1 has been applied by

Concurrent to other-than-temporary impairment evaluations beginning July 1, 2004. The adoption of EITF Issue No. 03-1 is not expected to have a material impact on Concurrent's financial position or results of operations.

2.   BASIC  AND  DILUTED  NET  INCOME  PER  SHARE

     Basic net income (loss) per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Common share equivalents of 5,851,000 and 5,635,000 for the three month periods ended September 30, 2004 and 2003, respectively, were excluded from the calculation as their effect was antidilutive. The following table presents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the periods indicated:

     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                               -----------------------
                                                                  2004         2003
                                                               -----------  ----------
     Basic and diluted earnings per share (EPS) calculation:
       Net income (loss)                                       $   (5,021)  $      612
                                                               ===========  ==========
     Basic weighted average number of shares outstanding           62,852       62,369
       Effect of dilutive securities:
         Employee stock options                                         -          637
                                                               -----------  ----------
     Diluted weighted average number of shares outstanding         62,852       63,006
                                                               ===========  ==========
     Basic EPS                                                 $    (0.08)  $     0.01
                                                               ===========  ==========
     Diluted EPS                                               $    (0.08)  $     0.01
                                                               ===========  ==========

3.   STOCK-BASED COMPENSATION

     At September 30, 2004, Concurrent had stock-based employee compensation plans which are described in Note 14 in our annual report on Form 10-K for the year ended June 30, 2004. Concurrent accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. For the three months ended September 30, 2004 and 2003, Concurrent recognized $16,000 and $32,000, respectively, of stock compensation expense for the issuance of restricted stock awards. There is no other expense for stock options issued in the reported net income (loss) for the quarters ended September 30, 2004 and 2003.

     In accordance with SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123," the following table illustrates the effect on net income (loss) and earnings (loss) per share if Concurrent had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                   2004        2003
                                                               -----------  -----------
     Net income (loss) as reported                             $   (5,021)  $      612

       Deduct: Total stock-based employee compensation
         expense determined under the fair value method, net
         of related taxes                                          (1,047)      (1,057)
                                                               -----------  -----------

       Pro forma net loss                                      $   (6,068)  $     (445)
                                                               ===========  ===========

     Net income (loss) per share:

       Basic- as reported                                      $    (0.08)  $     0.01
                                                               ===========  ===========

       Basic-pro forma                                         $    (0.10)  $    (0.01)
                                                               ===========  ===========

       Diluted-as reported                                     $    (0.08)  $     0.01
                                                               ===========  ===========

       Diluted-pro forma                                       $    (0.10)  $    (0.01)
                                                               ===========  ===========

     The weighted-average assumptions used for the three months ended September 30, 2004, and 2003 were: expected dividend yield of 0.0% for both periods; risk-free interest rate of 3.6% and 2.9%, respectively; expected life of 6 years for both periods; and an expected volatility of 104.7% and 110.0%, respectively.

4.   REVENUE RECOGNITION AND RELATED MATTERS

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

5.   INVENTORIES

     Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method. Concurrent establishes excess and obsolete inventory reserves based upon historical and anticipated usage. The components of inventories are as follows (dollars in thousands):

                         SEPTEMBER 30,      JUNE 30,
                              2004            2004
                         --------------  --------------
     Raw materials, net  $        5,113  $        7,361
     Work-in-process              1,313           1,229
     Finished goods                 952           1,027
                         --------------  --------------
                         $        7,378  $        9,617
                         ==============  ==============

     At September 30, 2004 and June 30, 2004, some portion of Concurrent's inventory was in excess of the current requirements based upon the planned level of sales for future years. Accordingly, Concurrent had inventory valuation allowances for raw materials of $2.3 million and $3.0 million to reduce the value of the inventory to its estimated net realizable value at September 30, 2004 and June 30, 2004, respectively.

6.   INVESTMENTS IN AND RECEIVABLE FROM MINORITY OWNED COMPANIES

     In March 2002, Concurrent purchased a 14.4% equity ownership interest in Thirdspace Living Limited ("Thirdspace"). Concurrent invested cash of $4 million and the equivalent of $3 million in its common stock in exchange for 1,220,601 series C shares of Thirdspace. In addition to the equity investment, Concurrent also loaned Thirdspace $6 million in exchange for two $3 million long term notes receivable. In fiscal year 2003, Concurrent recorded a $13.0 million net impairment charge due to an other than temporary decline in the market value of the investment in Thirdspace. In May 2003, Thirdspace sold the majority of its assets to Alcatel Telecom Ltd. As a result of the sale of these certain assets, Concurrent received proceeds that were recorded as a reduction to the impairment loss in the line item "Recovery of minority investment."

     In the first quarter of fiscal 2004, Concurrent received $1.1 million in proceeds as a result of the sale of certain assets of Thirdspace. During the remainder of fiscal 2004, Concurrent received an additional $2.0 million in proceeds as a result of the sale of the majority of Thirdspace's remaining assets. Thirdspace's only significant remaining asset after the sale is a right to 40% of amounts recovered by nCube Corporation ("nCube"), if any, from the lawsuit brought by nCube against SeaChange International, Inc., alleging patent infringement. The likelihood of collecting this asset, and the amount and timing of such collection, is uncertain. Pursuant to the sale of the assets of Thirdspace to Alcatel, Concurrent believes that it has the right to the first approximately $3.0 million of such recovery, if any. Beyond any such recovery, Concurrent does not anticipate further cash proceeds related to the liquidation of Thirdspace's remaining assets.

     In April 2002, Concurrent invested cash of $500,000 in Everstream Holdings, Inc. ("Everstream") in exchange for 480,770 shares of Series C Preferred stock, giving Concurrent a 4.9% ownership interest. Everstream is a privately held company specializing in broadband advertising systems, operations and data warehousing software and related integration services. Concurrent is accounting for its investment in the Series C Preferred stock of Everstream using the cost method because Concurrent does not believe it exercises significant influence on Everstream. This investment is reviewed annually for impairment, and as of June 30, 2004, there has been no evidence of permanent impairment of the Everstream investment. Furthermore, Concurrent is not aware of any events or circumstances subsequent to June 30, 2004 that would require more frequent testing of impairment of Concurrent's investment in Everstream.

7.   ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     The components of accounts payable and accrued expenses are as follows (in thousands):

                                           SEPTEMBER 30,      JUNE 30,
                                                2004            2004
                                           --------------  --------------
     Accounts payable, trade               $        2,753  $        3,487
     Accrued payroll, vacation, severance
       and other employee expenses                  5,122           5,420
     Warranty accrual                                 777           1,122
     Other accrued expenses                         2,352           2,040
                                           --------------  --------------
                                           $       11,004  $       12,069
                                           ==============  ==============

     Concurrent's estimate of warranty obligations is based on historical experience and expectation of future conditions. The changes in the warranty accrual during the period ended September 30, 2004 were as follows (in thousands):

     Balance at June 30, 2004       $1,122
     Charged to costs and expenses      41
     Deductions                       (386)
                                    -------
     Balance at September 30, 2004  $  777
                                    =======

8.   COMPREHENSIVE INCOME

     Concurrent's total comprehensive income (loss) is as follows (in thousands):

                                              THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                              2004         2003
                                           -----------  ----------
     Net income (loss)                     $   (5,021)  $      612

     Other comprehensive income:
       Foreign currency translation gain          176           85
                                           -----------  ----------

     Total comprehensive income (loss)     $   (4,845)  $      697
                                           ===========  ==========

9.   SEGMENT INFORMATION

     Concurrent operates its business in two divisions: ISD and VOD, in accordance with SFAS 131, "Disclosure about Segments of an Enterprise and Related Information". Concurrent's Integrated Solutions Division is a leading provider of high-performance, real-time computer systems, solutions and software for commercial and government markets focusing on strategic market areas that include hardware-in-the-loop and man-in-the-loop simulation, data acquisition, industrial systems, and software and embedded applications. Concurrent's VOD division is a leading supplier of digital video server systems primarily to the broadband cable television market. Shared expenses are primarily allocated based on either revenues or headcount. Corporate costs include costs related to the offices of the Chief Executive Officer, Chief Financial Officer, General Counsel, Investor Relations, Human Resources, Accounting and other administrative costs including annual audit and tax fees, board of director fees and similar costs.

     The following summarizes the operating income (loss) by segment for the three month periods ended September 30, 2004 and September 30, 2003, respectively (dollars in thousands):

                                        THREE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)
                                    -----------------------------------------------------------
                                     INTEGRATED
                                      SOLUTIONS         VOD          CORPORATE        TOTAL
                                    -------------  --------------  --------------  ------------
     Revenues:
       Product                      $       5,533  $       6,054   $           -   $    11,587
       Service                              3,274          2,469               -         5,743
                                    -------------  --------------  --------------  ------------
         Total                              8,807          8,523               -        17,330

     Cost of sales:
       Product                              2,457          4,210               -         6,667
       Service                              2,003          1,521               -         3,524
                                    -------------  --------------  --------------  ------------
         Total                              4,460          5,731               -        10,191
                                    -------------  --------------  --------------  ------------

     Gross margin                           4,347          2,792               -         7,139

     Operating expenses:
       Sales and marketing                  1,935          2,429             113         4,477
       Research and development             1,575          3,605               -         5,180
       General and administrative             364            399           1,743         2,506
                                    -------------  --------------  --------------  ------------
         Total operating expenses           3,874          6,433           1,856        12,163
                                    -------------  --------------  --------------  ------------

     Operating income (loss)        $         473  $      (3,641)  $      (1,856)  $    (5,024)
                                    =============  ==============  ==============  ============


                                        THREE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)
                                    ----------------------------------------------------------
                                     INTEGRATED
                                      SOLUTIONS         VOD         CORPORATE        TOTAL
                                    -------------  -------------  --------------  ------------
     Revenues:
       Product                      $       4,394  $       9,147  $           -   $     13,541
       Service                              4,146          1,215              -          5,361
                                    -------------  -------------  --------------  ------------
         Total                              8,540         10,362              -         18,902

     Cost of sales:
       Product                              1,356          3,657              -          5,013
       Service                              2,184            755              -          2,939
                                    -------------  -------------  --------------  ------------
         Total                              3,540          4,412              -          7,952
                                    -------------  -------------  --------------  ------------

     Gross margin                           5,000          5,950              -         10,950

     Operating expenses
       Sales and marketing                  1,807          2,156            117          4,080
       Research and development             1,482          3,186              -          4,668
       General and administrative             419            173          1,577          2,169
                                    -------------  -------------  --------------  ------------
         Total operating expenses           3,708          5,515          1,694         10,917
                                    -------------  -------------  --------------  ------------

     Operating income (loss)        $       1,292  $         435  $      (1,694)  $         33
                                    =============  =============  ==============  ============

10.  ISSUANCE AND ACCRUAL OF NON-CASH WARRANTS

     Comcast  Cable  Communications  Inc.  Warrants

     On March 29, 2001, Concurrent entered into a definitive purchase agreement with Comcast Cable, providing for the purchase of VOD equipment. As part of that agreement Concurrent agreed to issue warrants to purchase shares of its common stock based upon the volume of purchases of Concurrent's products.

     Through March 31, 2004, the expiration date of the agreement, Comcast earned a total of 268,543 warrants, which have all been issued and expire at various dates through June 4, 2008. These warrants are exercisable over a four year term and have exercise prices between $2.62 and $15.02. All of these warrants are outstanding as of September 30, 2004.

     Concurrent recognized the value of the warrants over the term of the agreement as Comcast purchased additional VOD servers from Concurrent and made the service available to its customers. As this agreement expired during fiscal 2004, Concurrent did not recognize any increase in, or reduction to, revenue during the three months ended September 30, 2004. For the three months ended September 30, 2003, Concurrent recognized $351,000 as a reduction in revenue for the warrants that were earned during that quarter.

     For the three months ended September 30, 2003, the value of the warrants was determined using the Black-Scholes valuation model. The weighted-average assumptions used for the three months ended September 30, 2003 were: expected dividend yield of 0%; risk-free interest rate of 2.4%; expected life of 4 years; and an expected volatility of 112%.

     The exercise prices of the warrants are subject to adjustment for stock splits, combinations, stock dividends, mergers, and other similar recapitalization events. The exercise prices are also subject to adjustment for issuance of additional equity securities at a purchase price less than the then current fair market value of Concurrent's Common Stock. The exercise prices of the warrants issued to Comcast equaled the average closing price of Concurrent's Common Stock for the 30 trading days prior to the applicable warrant issuance date and will be exercisable over a four-year term. As the agreement with Comcast expired on March 31, 2004, Concurrent is no longer obligated to issue any additional warrants to Comcast. The warrants issued to Comcast did not exceed 1% of Concurrent's outstanding shares of Common Stock.

     Scientific  Atlanta,  Inc.  Warrants

     In accordance with a five year definitive agreement with Scientific Atlanta, Inc. ("SAI") executed in August of 1998, Concurrent agreed to issue warrants to SAI upon achievement of pre-determined revenue targets. Concurrent accrued for this cost as a part of cost of sales at the time of recognition of applicable revenue. Concurrent issued warrants to purchase 261,164 of its common stock to SAI upon reaching the first $30 million threshold on April 1, 2002, exercisable at $7.106 per share over a four-year term, all of which are still outstanding as of September 30, 2004.

     The five year definitive agreement with SAI expired on August 17, 2003, and at that time Concurrent had not reached the second $30 million threshold of revenue using the SAI platform. As a result, Concurrent was not obligated to issue a warrant under the agreement regarding the second $30 million threshold, and accordingly, reversed $1.3 million of expense in the three months ended September 30, 2003, which had been previously accrued in anticipation of reaching the next $30 million threshold. This reversal was recorded in VOD product cost of sales.

11.  RETIREMENT  PLANS

     The following table provides a detail of the components of net periodic benefit cost for the three months ended September 30, 2004 and 2003 (in thousands):

                                                                 THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                                 2004        2003
                                                             -----------  -----------
     Service cost                                            $        6   $       87
     Interest cost                                                   49          276
     Expected return on plan assets                                 (21)        (190)
     Amortization of unrecognized net transition obligation           8          (17)
     Amortization of unrecognized prior service
       benefit                                                        -            6
     Recognized actuarial loss                                        1           94
                                                             -----------  -----------
     Net periodic benefit cost                               $       43   $      256
                                                             ===========  ===========

     Concurrent contributed $16,000 to its defined benefit plan during the three months ended September 30, 2004 and expects to make similar contributions during the remaining quarters of fiscal 2005.

     Concurrent maintains a retirement savings plan available to U.S. employees that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. During the three months ended September 30, 2004 and 2003, Concurrent contributed $271,000 and $242,000 to this plan, respectively.

     Concurrent also maintains a defined contribution plan ("the stakeholder plan") for its U.K. based employees. Concurrent also has agreements with certain of its U.K. based employees to make supplementary contributions to the plan over the next five years, contingent upon their continued employment with Concurrent. During the three months ended September 30, 2004 and 2003, Concurrent contributed $133,000 and $4,000 to this plan, respectively.

12.  COMMITMENTS  AND  CONTINGENCIES

     Concurrent, from time to time, is involved in litigation incidental to the conduct of its business. Concurrent believes that such pending litigation will not have a material adverse effect on Concurrent's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed
Consolidated Financial Statements and the related Notes thereto which appear elsewhere herein. Except for the historical financial information, many of the matters discussed in this Item 2 may be considered "forward-looking" statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Cautionary Note to Forward-Looking Statements," elsewhere herein and in other filings made with the Securities and Exchange Commission.

OVERVIEW

     During the quarter ended September 30, 2004, we used approximately $9.1 million in cash and cash equivalents and ended the quarter with $18.8 million in cash and cash equivalents. The increased net cash usage during the quarter is the result of the increased net loss and the recognition of revenue during the quarter on shipments for which the cash was received in the prior quarter. In an attempt to reduce the cash used and reduce our breakeven point, we undertook actions during the quarter to reduce operating expenses that included the termination of approximately 12% of our workforce and reducing our capital expenditures to primarily those with impact on near term revenues. We are also in discussions with a bank regarding a new credit facility. See further discussions in the "Liquidity and Capital Resources" section of this document.

     Other trends in the business are detailed in our latest Form 10-K filed September 7, 2004. There were no changes during the recent quarter in our critical accounting policies.

SELECTED OPERATING DATA AS A PERCENTAGE OF TOTAL REVENUE

     The following table sets forth selected operating data as a percentage of total revenue, unless otherwise indicated, for certain items in our consolidated statements of operations for the periods indicated.

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                     2004        2003
                                                  ----------------------
                                                       (Unaudited)
Revenues:
  Product (% of total sales):
    ISD systems                                        31.9%       23.2%
    VOD systems                                        35.0        48.4
                                                  ----------  ----------
      Total product revenues                           66.9        71.6
  Service:
    ISD systems                                        18.9        21.9
    VOD systems                                        14.2         6.4
                                                  ----------  ----------
      Total service revenues                           33.1        28.4
                                                  ----------  ----------

      Total revenues                                  100.0       100.0

Cost of sales (% of respective sales category):
  Product:
    ISD systems                                        44.4        30.9
    VOD systems                                        69.5        40.0
                                                  ----------  ----------
      Total product cost of sales                      57.5        37.0
  Service:
    ISD systems                                        61.2        52.7
    VOD systems                                        61.6        62.1
                                                  ----------  ----------
      Total service cost of sales                      61.4        54.8
                                                  ----------  ----------
      Total cost of sales                              58.8        42.1
                                                  ----------  ----------

Gross margin                                           41.2        57.9

Operating expenses:
  Sales and marketing                                  25.8        21.6
  Research and development                             29.9        24.7
  General and administrative                           14.5        11.4
                                                  ----------  ----------
      Total operating expenses                         70.2        57.7
                                                  ----------  ----------

Operating income (loss)                               (29.0)        0.2

Recovery of minority investment                           -         5.6
Interest income - net                                   0.5         0.3
Other expense - net                                    (0.2)       (0.7)
                                                  ----------  ----------

Income (loss) before income taxes                     (28.7)        5.4

Provision for income taxes                              0.3         2.2
                                                  ----------  ----------

Net income (loss)                                    (29.0)%        3.2%
                                                  ==========  ==========

                              RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED
SEPTEMBER 30, 2003


                                        THREE MONTHS ENDED
                                          SEPTEMBER 30,
                                    ------------------------
                                                                 $         %
        (DOLLARS IN THOUSANDS)         2004         2003       CHANGE    CHANGE
                                    -----------  -----------  --------  ---------

Product revenues                    $   11,587   $   13,541   $(1,954)    (14.4)%
Service revenues                         5,743        5,361       382       7.1 %
                                    -----------  -----------  --------  ---------
    Total revenues                      17,330       18,902    (1,572)     (8.3)%

Product cost of sales                    6,667        5,013     1,654      33.0 %
Service cost of sales                    3,524        2,939       585      19.9 %
                                    -----------  -----------  --------  ---------
    Total cost of sales                 10,191        7,952     2,239      28.2 %
                                    -----------  -----------  --------  ---------

Product gross margin                     4,920        8,528    (3,608)    (42.3)%
Service gross margin                     2,219        2,422      (203)     (8.4)%
                                    -----------  -----------  --------  ---------
    Total gross margin                   7,139       10,950    (3,811)    (34.8)%

Operating expenses:
  Sales and marketing                    4,477        4,080       397       9.7 %
  Research and development               5,180        4,668       512      11.0 %
  General and administrative             2,506        2,169       337      15.5 %
                                    -----------  -----------  --------  ---------
    Total operating expenses            12,163       10,917     1,246      11.4 %
                                    -----------  -----------  --------  ---------

Operating income (loss)                 (5,024)          33    (5,057)      NM

Recovery of minority investment              -        1,060    (1,060)   (100.0)%
Interest income - net                       92           60        32      53.3 %
Other expense - net                        (35)        (134)       99     (73.9)%
                                    -----------  -----------  --------  ---------

Income (loss) before income taxes       (4,967)       1,019    (5,986)      NM

Provision for income taxes                  54          407      (353)    (86.7)%
                                    -----------  -----------  --------  ---------

Net income (loss)                   $   (5,021)  $      612   $(5,633)      NM
                                    ===========  ===========  ========  =========

(1)  NM denotes percentage is not meaningful

     Product Sales. Total product sales for the three months ended September 30, 2004 were $11.6 million, a decrease of $1.9 million, or 14.4%, from $13.5 million for the three months ended September 30, 2003. The decrease in product sales resulted from the $3.0 million, or 33.8%, decrease in VOD product sales to $6.1 million in the first quarter of fiscal 2005 from $9.1 million in the first quarter of fiscal 2004. The decrease in VOD product sales was due to the sale of our VOD solutions to five new markets in the first quarter of fiscal 2004, compared to zero new market deployments in the first quarter of fiscal 2005. These reductions in domestic VOD product revenue were partially offset by increases in international sales volume during the first quarter of fiscal 2005 which resulted in a $0.6 million increase in VOD product revenue in Europe and Asia compared to the first quarter of the prior year. Fluctuation in VOD revenue is often due to the fact that we have a small base of large customers making periodic large purchases that account for a significant percentage of revenue. Although we have lost market share with certain customers over the past year, we believe that we will be able to maintain or increase our share of the North American cable market and also capture a meaningful share of the video-over-DSL market in both the United States and internationally in part through our partnership with Alcatel. We also anticipate that the erosion of the price per stream that has occurred over the past 5 years will not be as significant going forward.

     Partially offsetting the decrease in VOD product sales, ISD product sales increased $1.1 million, or 25.9%, to $5.5 million in the first quarter of fiscal 2005 from $4.4 million in the first quarter of fiscal 2004. The increase in ISD product sales is primarily due to an increase in international revenue, particularly from strong sales in Europe and Asia. Over the past year, our Integrated Solutions Division has integrated software applications from strategic partnerships that we believe will enable it to expand beyond its traditional customer base. Based on this initiative, we expect to maintain market share in our traditional ISD markets and expect to capture market share in new markets needing ISD solutions.

     Service Revenue. Service revenue increased $0.3 million, or 7.1%, to $5.7 million for the three months ended September 30, 2004 from $5.4 million for the three months ended September 30, 2003. VOD service revenue increased $1.3 million, or 103.2%, to $2.5 million in the first quarter of fiscal 2005 from $1.2 million in the first quarter of fiscal 2004, as the VOD division continues to recognize maintenance, installation, and training revenue on our expanding base of VOD market deployments. As the warranty and maintenance agreements that typically accompany the initial sale and installation of our VOD systems expire, we expect to sell new, long-term service and support agreements. Because of these anticipated new agreements, our expanding deployment base and increasing software component of our total VOD solution, we expect sales of these VOD services to continue to increase.

     The increase in VOD service revenue was partially offset by a $0.9 million, or 21.0%, decrease in ISD service revenue to $3.3 million in the first quarter of fiscal 2005 from $4.2 million in the first quarter of fiscal 2004. ISD service revenue continued to decline primarily due to the cancellation of maintenance contracts as legacy machines were removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue. We expect this trend of declining ISD service revenue to continue into the foreseeable future.

     Product Gross Margin. Product gross margin was $4.9 million for the three months ended September 30, 2004, a decrease of $3.6 million, or 42.3%, from $8.5 million for the three months ended September 30, 2003. Product gross margin as a percentage of product sales decreased to 42.5% in the first quarter of fiscal 2005 from 63.0% in the first quarter of fiscal 2004 primarily because the VOD division's product gross margin decreased to 30.5% from 60.0% of VOD product revenue for the same respective periods. The decrease in VOD product gross margin is due to changes in product mix and an incentive discount provided to one of our North America cable customers who upgraded its older VOD systems to our fourth generation architecture. In addition, prior year margins were favorably affected by approximately 14% due to the Scientific Atlanta, Inc. warrant expense reversal of $1.3 million.

     The gross margin on sales of ISD product decreased to 55.6% of ISD product revenue in the first quarter of fiscal 2005 from 69.1% of ISD product revenue in the first quarter of fiscal 2004 due to a less favorable product mix, as compared to the same period of the prior fiscal year.

     Service Gross Margin. The gross margin on service sales decreased $0.2 million, or 8.4%, to $2.2 million, or 38.6% of service revenue in the three months ended September 30, 2004 from $2.4 million, or 45.2% of service revenue in the three months ended September 30, 2003. The decrease in overall service margins is due to the decrease in ISD service margins to 38.8% of ISD service revenues in the first quarter of fiscal 2005 from 47.3% of service revenues during the first quarter of fiscal 2004. Declining ISD margins are primarily due to declining service revenues from contractual maintenance obligations and due to an increase in severance expense during the quarter. Severance expense of $0.2 million recorded in the first quarter of fiscal 2005 results from a reduction in service personnel as ISD has scaled down the infrastructure that is necessary to fulfill these declining contractual obligations. The decline in contractual obligations results from the cancellation of maintenance contracts as legacy machines are removed from service and replaced with machines that are simpler to maintain. We will continue to scale down its service infrastructure in response to this trend of declining ISD contractual service obligations.

     The decrease in ISD service margins was partially offset by an increase in VOD service margins. VOD service margins increased to 38.4% of VOD service revenues during the three months ended September 30, 2004 from 37.9% in the first quarter of the prior fiscal year as the VOD division continues to build its VOD deployment base. Although our VOD service revenue continues to increase, our VOD customer service and support costs have also increased 101% over the prior year as required to provide the necessary services.

     Sales and Marketing. Sales and marketing expenses increased as a percentage of sales to 25.8% in the three months ended September 30, 2004 from 21.6% in the three months ended September 30, 2003. These expenses increased $0.4 million, or 9.7%, to $4.5 million during the three months ended September 30, 2004 from $4.1 million in the same period of the prior year, primarily due to $0.2 million of domestic and international severance expense related to a reduction in force initiative during the first quarter of 2005 in the VOD division.

Additionally, ISD incurred an additional $0.1 million of expense due to commissions on increased international sales in Europe and Asia, and also due to the reduction in force initiative during the first quarter of 2005.

     Research and Development. Research and development expenses increased as a percentage of sales to 29.9% in the three months ended September 30, 2004 from 24.7% in the three months ended September 30, 2003. These expenses increased $0.5 million, or 11.0%, to $5.2 million in first quarter of fiscal 2005 from $4.7 million in the first quarter of fiscal 2004. The increase in research and development expense is due to a $0.4 million increase in VOD salaries and related costs resulting from new software development staff over the past year. The VOD division added development staff and subcontractors to meet the increasing software development requirements for customers' business management functionality, resource management and client system monitoring as a result of increases in both our customer base and deployment base. In addition to the increase in personnel costs, the VOD division incurred an additional $0.1 million in fixed asset depreciation expense related to purchases of product development and testing equipment, compared to the same period of the prior year. We expect that VOD software development costs will begin to stabilize and flatten over the next few years, as we reduce our number of software platforms and as we stabilize our software in the field. ISD's research and development expenses increased $0.1 million primarily due to domestic severance expense related to the reduction in force initiative during the first quarter of 2005.

     General and Administrative. General and administrative expenses increased as a percentage of sales to 14.5% in the three months ended September 30, 2004 from 11.4% in the three months ended September 30, 2003. These expenses increased $0.3 million, or 15.5%, to $2.5 million in the three months ended September 30, 2004 from $2.2 million in same period of the prior year. This increase in general and administrative expense is due to a prior year $0.3 million bad debt reversal that did not recur in the current quarter.

     Recovery of Minority Investment. During the first quarter of fiscal year 2004 we received $1.1 million in cash from continued monetization of the Thirdspace assets and settlement of its liabilities. No similar recovery was obtained in the first quarter of fiscal 2005.

     Provision for Income Taxes. We recorded income tax expense for our domestic and foreign subsidiaries of $54,000 in the first quarter of fiscal year 2005, which is related primarily to foreign withholding taxes and income earned in foreign locations, which cannot be offset by net operating loss carryforwards. For the first quarter of fiscal 2004, we recorded income tax expense for our domestic and foreign subsidiaries of $407,000. This expense was primarily attributable to U.S. federal income tax that was offset by net operating losses originating prior to our quasi-reorganization in November 1991. For accounting purposes, the benefit from the utilization of the pre quasi-reorganization net operating losses must be recognized directly in equity rather than through the income statement.

     Net Income (Loss). The net loss for the three months ended September 30, 2004 was $5.0 million or $0.08 per basic and diluted share compared to net income for the three months ended September 30, 2003 of $0.6 million or $0.01 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

     - revenue growth from new VOD market deployments and the pace at which domestic and international cable companies and telephone companies implement VOD technology;
     -    revenue  growth  from  expansions  of previously deployed VOD systems;
     - the actual versus anticipated decline in revenue from maintenance of ISD proprietary systems;
     -    revenues  from  ISD  systems;
     - ongoing cost control actions and expenses, including for example, research and development and capital expenditures;
     -    the  margins  on  our  VOD  and  ISD  businesses;
     -    our  ability  to  raise  additional  capital,  if  necessary;
     -    our  ability  to  obtain  bank  financing,  if  necessary;
     - timing of product shipments which occur primarily during the last month of the quarter;

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

     We used $8.7 million of cash from operating activities during the three months ended September 30, 2004 compared to using $5.4 million of cash during the same period of the prior year. The decrease in cash from operations was primarily due to changes in working capital and operating losses during the current quarter.

     We invested $0.7 million in property, plant and equipment during the three months ended September 30, 2004 compared to $1.2 million during the three months ended September 30, 2003. Capital additions during each of these periods related primarily to product development and testing equipment, demonstration equipment and equipment loans to our customers for our VOD division. We expect a similar mix of capital additions during the remainder of this fiscal year.

     In the prior fiscal year, we received $1.1 million from the continued liquidation of Thirdspace during the three months ended September 30, 2003.

     As part of our cost reduction initiative implemented during the first quarter of fiscal 2005, we anticipate reducing our breakeven point. If revenues do not reach these breakeven levels or our cost reduction efforts are not as successful as planned, then we will continue to use cash. Our working capital has declined from $43.5 million at June 30, 2002 to $22.4 million at September 30, 2004. We expect that our working capital will continue to decrease during the second quarter of fiscal year 2005. If our VOD revenue does not increase and stabilize in future periods, we will continue to use cash in operating activities, which will cause working capital to further decline. If this situation continues, we may need to raise additional funds through a public offering of stock or debt, or through a credit facility with a bank. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     Our only significant contractual obligations and commitments relate to certain operating leases for sales, service and manufacturing facilities in the United States, Europe and Asia. There have been no material changes to our contractual obligations during the quarter ended September 30, 2004.

     CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements made or incorporated by reference in this release may constitute "forward-looking statements" within the meaning of the federal securities laws. When used or incorporated by reference in this release, the words "believes," "expects," "estimates," "anticipates," and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: our ability to keep our customers satisfied; availability of video-on-demand content; delays or cancellations of customer orders; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage growth; delays in testing and introductions of new products; rapid technology changes; system errors or failures; reliance on a limited number of suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the highly competitive environment in which we operate and predatory pricing pressures; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new products in both the VOD and ISD divisions; the availability of Linux software in light of issues raised by SCO group; capital spending patterns by a limited customer base; and customer obligations that could impact revenue recognition.

     Other important risk factors are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

     Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.     CONTROLS AND PROCEDURES

     As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not presently involved in any material litigation, but are involved in various other legal proceedings. We believe that any liability that may arise as a result of these proceedings will not have a material adverse effect on our financial condition.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

3.1   -  Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's
         Registration Statement on Form S-2 (No. 33-62440)).


3.2   -  Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant's
         Quarterly report on Form 10-Q for the quarter ended March 31, 2003).
3.3   -  Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).
3.4   -  Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock
         (incorporated by reference to the Form 8-A/A, dated August 9, 2002).
3.5   -  Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred
         Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).
4.1   -  Form of Common Stock Certificate (incorporated by reference to the Registrant's Quarterly report on
         Form 10-Q for the quarter ended March 31, 2003).
4.2   -  Form of Rights Certificate (incorporated by reference to the Registrant's Current Report on Form 8-
         K/A filed August 12, 2002).
4.3   -  Amended and Restated Rights Agreement dated as of August 7, 2002 between the Registrant and
         American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the
         Registrant's Current Report on Form 8-K/A filed on August 12, 2002).
11.1* -  Statement Regarding Computation of Per Share Earnings.
31.1**-  Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**-  Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**-  Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**-  Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

     * Data required by Statement of Financial Accounting Standards No. 128, "Earnings per Share," is provided in the Notes to the condensed consolidated financial statements in this report.

     **  Filed  herewith.


(b)  Reports on Form 8-K.

     The following reports on Form 8-K were furnished during the period covered by this report:

     - Current Report on Form 8-K furnished on July 1, 2004, announcing the fourth quarter 2004 earnings release date and providing updated earnings guidance.
     - Current Report on Form 8-K furnished on August 12, 2004, relating to results of operations and financial condition as of and for the quarter and year ended June 30, 2004.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 5, 2004               CONCURRENT COMPUTER CORPORATION




                                      By: /s/ Steven R. Norton
                                          ----------------------
                                          Steven R. Norton
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                            EXHIBIT INDEX
                                            -------------

3.1   -  Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's
         Registration Statement on Form S-2 (No. 33-62440)).
3.2   -  Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant's
         Quarterly report on Form 10-Q for the quarter ended March 31, 2003).
3.3   -  Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).
3.4   -  Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock
         (incorporated by reference to the Form 8-A/A, dated August 9, 2002).
3.5   -  Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred
         Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).
4.1   -  Form of Common Stock Certificate (incorporated by reference to the Registrant's Quarterly report on
         Form 10-Q for the quarter ended March 31, 2003).
4.2   -  Form of Rights Certificate (incorporated by reference to the Registrant's Current Report on Form 8-
         K/A filed August 12, 2002).
4.3   -  Amended and Restated Rights Agreement dated as of August 7, 2002 between the Registrant and
         American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the
         Registrant's Current Report on Form 8-K/A filed on August 12, 2002).
11.1* -  Statement Regarding Computation of Per Share Earnings.
31.1**-  Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**-  Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**-  Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**-  Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

     * Data required by Statement of Financial Accounting Standards No. 128, "Earnings per Share," is provided in the Notes to the condensed consolidated financial statements in this report.

     **  Filed  herewith.