Form 10-Q
period 2004-12-31
CONCURRENT COMPUTER CORP/DE
filed 2005-02-04
CIK 749038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 ----------------


                                    FORM 10-Q

     (Mark One)

          X        Quarterly Report Pursuant to Section 13 or 15(d) of
         ---
                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2004

                                       or

              Transition Report Pursuant to Section 13 or 15(d) of
         ---
                       the Securities Exchange Act of 1934

                  For the Transition Period from ____ to  ____


                           Commission File No. 0-13150
                                  _____________

                         CONCURRENT COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                   04-2735766
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

             4375 River Green Parkway, Suite 100, Duluth, GA  30096
               (Address of principal executive offices) (Zip Code)

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

                                    Yes  X  No
                                        ---   ----

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes  X  No
                                        ---   ----

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of January 31, 2005 was 63,801,357.

                         CONCURRENT COMPUTER CORPORATION
                                    FORM 10-Q
              FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004
                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
                            PART I - FINANCIAL INFORMATION
                            ------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                    2
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS                                                                    16
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                    26
ITEM 4. CONTROLS AND PROCEDURES                                                       26
                            PART II - OTHER INFORMATION
                            ---------------------------

ITEM 1. LEGAL PROCEEDINGS                                                             26
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           26
ITEM 6. EXHIBITS                                                                      27
  EX-10.1 LOAN AND SECURITY AGREEMENT
  EX-10.2 SCHEDULE OF OFFICERS ENTERING FORM INDEMNIFICATION
  EX-10.3 EMPLOYMENT AGREEMENT - GREG WILSON
  EX-10.4 PROTECTIVE AGREEMENT - GREG WILSON
  EX-10.5 EMPLOYMENT AGREEMENT - JOHN WELCH
  EX-10.6 PROTECTIVE AGREEMENT - JOHN WELCH
  EX-10.7 EMPLOYMENT AGREEMENT - GARY BRUST
  EX-10.8 PROTECTIVE AGREEMENT - GARY BRUST
  EX-31.1 SECTION 302 CERTIFICATION OF CEO
  EX-31.2 SECTION 302 CERTIFIACTION OF CFO
  EX-32.1 SECTION 906 CERTIFICATION OF CEO
  EX-32.1 SECTION 906 CERTIFICATION OF CFO

PART I     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               CONCURRENT COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                                          DECEMBER 31,       DECEMBER 31,
                                                        2004      2003      2004      2003
                                                      --------  --------  --------  --------
Revenues:
  Product
    ISD systems                                       $ 6,162   $ 5,597   $11,695   $ 9,991
    VOD systems                                         8,559    11,568    14,613    20,715
                                                      --------  --------  --------  --------
      Total product revenues                           14,721    17,165    26,308    30,706
  Service
    ISD systems                                         3,347     4,018     6,621     8,164
    VOD systems                                         1,956     1,443     4,425     2,658
                                                      --------  --------  --------  --------
      Total service revenues                            5,303     5,461    11,046    10,822
                                                      --------  --------  --------  --------
      Total revenues                                   20,024    22,626    37,354    41,528

Cost of sales:
  Product
    ISD systems                                         2,527     2,628     4,984     3,984
    VOD systems                                         4,353     5,484     8,563     9,141
                                                      --------  --------  --------  --------
      Total product cost of sales                       6,880     8,112    13,547    13,125
  Service
    ISD systems                                         2,060     2,233     4,063     4,417
    VOD systems                                         1,188       862     2,709     1,617
                                                      --------  --------  --------  --------
      Total service cost of sales                       3,248     3,095     6,772     6,034
                                                      --------  --------  --------  --------
      Total cost of sales                              10,128    11,207    20,319    19,159
                                                      --------  --------  --------  --------

Gross margin                                            9,896    11,419    17,035    22,369

Operating expenses:
  Sales and marketing                                   4,087     4,429     8,564     8,509
  Research and development                              4,672     4,705     9,852     9,373
  General and administrative                            2,275     2,175     4,781     4,344
                                                      --------  --------  --------  --------
      Total operating expenses                         11,034    11,309    23,197    22,226
                                                      --------  --------  --------  --------

Operating income (loss)                                (1,138)      110    (6,162)      143

Recovery (impairment loss) of minority investment        (313)    1,698      (313)    2,758
Interest income - net                                      82        78       174       138
Other expense                                             (66)      (20)     (101)     (154)
                                                      --------  --------  --------  --------

Income (loss) before income taxes                      (1,435)    1,866    (6,402)    2,885

Provision for income taxes                                 12       653        66     1,060
                                                      --------  --------  --------  --------

Net income (loss)                                     $(1,447)  $ 1,213   $(6,468)  $ 1,825
                                                      ========  ========  ========  ========

Net income (loss) per share
      Basic                                           $ (0.02)  $  0.02   $ (0.10)  $  0.03
                                                      ========  ========  ========  ========
      Diluted                                         $ (0.02)  $  0.02   $ (0.10)  $  0.03
                                                      ========  ========  ========  ========
      Weighted average shares outstanding - basic      62,747    62,308    62,714    62,197
                                                      ========  ========  ========  ========
      Weighted average shares outstanding - diluted    62,747    63,461    62,714    63,251
                                                      ========  ========  ========  ========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                             CONCURRENT COMPUTER CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (DOLLARS IN THOUSANDS)


                                                                DECEMBER 31,   JUNE 30,
                                                                   2004          2004
                                                              --------------  ----------
ASSETS
Current assets:
  Cash and cash equivalents                                   $      23,921   $  27,928
  Accounts receivable, less allowance for doubtful
    accounts of $200 at December 31, 2004 and June 30, 2004          11,940      10,192
  Inventories - net                                                   4,562       9,617
  Deferred tax asset - net                                              580         517
  Prepaid expenses and other current assets                           1,714         861
                                                              --------------  ----------
    Total current assets                                             42,717      49,115

Property, plant and equipment - net                                   9,871      11,569
Purchased developed computer software - net                             918       1,013
Goodwill                                                             10,744      10,744
Investment in minority owned company                                    140         553
Other long-term assets - net                                          1,408       1,548
                                                              --------------  ----------
    Total assets                                              $      65,798   $  74,542
                                                              ==============  ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                       $       9,970   $  12,069
  Notes payable to bank, current portion                                930           -
  Deferred revenue                                                    6,567      10,668
                                                              --------------  ----------
    Total current liabilities                                        17,467      22,737

Long-term liabilities:
  Deferred revenue                                                    3,670       4,117
  Deferred tax liability                                                313         278
  Pension liability                                                   1,603       1,372
  Notes payable to bank, less current portion                         2,070           -
  Other                                                                 288         312
                                                              --------------  ----------
    Total liabilities                                                25,411      28,816

Stockholders' equity:
  Common stock                                                          638         628
  Capital in excess of par value                                    176,376     174,338
  Accumulated deficit                                              (135,194)   (128,712)
  Treasury stock                                                          -         (42)
  Unearned compensation                                              (2,224)       (351)
  Accumulated other comprehensive income (loss)                         791        (135)
                                                              --------------  ----------
    Total stockholders' equity                                       40,387      45,726
                                                              --------------  ----------

Total liabilities and stockholders' equity                    $      65,798   $  74,542
                                                              ==============  ==========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                             CONCURRENT COMPUTER CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (DOLLARS IN THOUSANDS)


                                                                     SIX MONTHS ENDED
                                                                       DECEMBER 31,
                                                                     2004        2003
                                                                  ----------  ----------
OPERATING ACTIVITIES
Net income (loss)                                                 $  (6,468)  $   1,825
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
  Reduction in accrual of non-cash warrants, net                          -        (891)
  Depreciation and amortization                                       2,819       2,618
  Provision for inventory reserves                                       12         670
  Reversal of provision for bad debts                                     -        (600)
  Non-cash income tax provision                                           -         728
  Impairment (recovery) of minority investments                         313      (2,758)
  Other non cash expenses                                                89          34
  Changes in operating assets and liabilities:
    Accounts receivable                                              (1,748)     (9,020)
    Inventories                                                       5,043      (1,551)
    Prepaid expenses and other current assets                         (782))       (608)
    Other long-term assets                                              240         (97)
    Accounts payable and accrued expenses                            (2,099)       (798)
    Deferred revenue                                                 (4,548)      4,442
    Pension liability                                                   231       1,131
    Other long-term liabilities                                          25          42
                                                                  ----------  ----------
  Total adjustments to net income (loss)                               (405)     (6,658)
                                                                  ----------  ----------
Net cash used in operating activities                                (6,873)     (4,833)

INVESTING ACTIVITIES
  Net additions to property, plant and equipment                       (887)     (2,053)
  Repayment of note receivable from minority owned company                -       2,758
                                                                  ----------  ----------
Net cash provided by (used in) investing activities                    (887)        705

FINANCING ACTIVITIES
  Proceeds from notes payable to bank, net of issuance expenses       2,930           -
  Repayment of capital lease obligation                                 (49)        (45)
  Proceeds from sale of treasury stock                                   28           -
  Proceeds from sale and issuance of common stock                        57       1,134
                                                                  ----------  ----------
  Net cash provided by financing activities                           2,966       1,089

Effect of exchange rates on cash and cash equivalents                   787        (162)
                                                                  ----------  ----------

Decrease in cash and cash equivalents                                (4,007)     (3,201)
Cash and cash equivalents at beginning of period                     27,928      30,697
                                                                  ----------  ----------
Cash and cash equivalents at end of period                        $  23,921   $  27,496
                                                                  ==========  ==========

Cash paid during the period for:
  Interest                                                        $       2   $       6
                                                                  ==========  ==========
  Income taxes (net of refunds)                                   $     212   $     191
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

     The condensed, consolidated interim financial statements of Concurrent are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of Concurrent's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended June 30, 2004. There have been no changes to Concurrent's Significant Accounting Policies as disclosed in the Annual Report on Form 10-K for the year ended June 30, 2004, except as noted under "Application of Critical Accounting Policies" in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations". The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

   Concentration  of  Credit  Risk

     Concurrent assesses credit risk through ongoing credit evaluations of customers' financial condition and collateral is generally not required. As of both December 31, 2004 and June 30, 2004, there were two customers that each accounted for more than 10% of trade receivables. At December 31, 2004, one customer accounted for $1,870,000, or 16% of trade receivables and the other accounted for $1,560,000, or 13% of trade receivables. At June 30, 2004, one customer accounted for $2,715,000 or 26% of trade receivables and the other accounted for $1,089,000 or 10% of trade receivables.

   Recently Issued Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force (EITF) ratified its consensus related to the application guidance within EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue No. 03-1 applies to investments in debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and equity securities that are not subject to the scope of SFAS No. 115 and not accounted for under the equity method under Accounting Principles Board Opinion 18, "The Equity Method of Accounting for Investments in Common Stock" and related interpretations. In September 2004, the Financial
Accounting Standards Board ("FASB") issued FASB Staff Position EITF 03-1-1, which delayed the effective date of paragraphs 10-20 of EITF Issue No. 03-1. Paragraphs 10-20 of EITF Issue No. 03-1 give guidance on how to evaluate and recognize impairment loss that is "other than temporary." EITF Issue No. 03-1 requires that a three-step model be applied in determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The required recognition and measurement guidance within EITF Issue No. 03-1 has been applied by Concurrent to other-than-temporary impairment evaluations beginning July 1, 2004. See Note 6 for discussion on the impact of adoption of EITF Issue No. 03-1 on Concurrent's financial position and results of operations.

     In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period expenses. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement is not expected to have a material impact on Concurrent's financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS 123(R)"). SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods and services by issuing its shares, share options, or other equity instruments or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity's shares or other equity instruments or (b) that require settlement by the issuing entity's equity shares or other equity instruments. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. SFAS 123(R) will be effective for any interim or annual period beginning after June 15, 2005. Concurrent is evaluating the impact SFAS 123(R) will have on its fiscal 2006 interim and annual financial statements, beginning with the first quarter of fiscal 2006.

2.   BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed in accordance with SFAS No. 128, "Earnings Per Share," by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Diluted earnings per common share assumes exercise of outstanding stock options and vesting of time and performance based restricted stock when the effects of such assumptions are dilutive. Common share equivalents of 6,790,000 and 5,235,000 for the three month periods ended December 31, 2004 and 2003, respectively, were excluded from the calculation as their effect was antidilutive. Common share equivalents of 6,843,000 and 5,406,000 for the six month periods ended December 31, 2004 and 2003, respectively, were excluded from the calculation as their effect was antidilutive. The following table presents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the periods indicated:

(DOLLARS AND SHARE DATA IN THOUSANDS,                           THREE MONTHS ENDED      SIX MONTHS ENDED
    EXCEPT PER SHARE AMOUNTS)                                      DECEMBER 31,           DECEMBER 31,
                                                                2004         2003       2004        2003
                                                             -----------  ----------  ---------  ----------
Basic and diluted earnings per share (EPS) calcuation:
  Net income (loss)                                          $   (1,447)  $    1,213  $ (6,468)  $    1,825
                                                             ===========  ==========  =========  ==========

Basic weighted average number of shares outstanding              62,747       62,308    62,714       62,197
  Effect of dilutive securities:
    Shares issued upon assumed exercise of stock options              -          894         -          795
    Shares issued upon assumed vesting of restricted stock            -          259         -          259
                                                             -----------  ----------  ---------  ----------
Diluted weighted average number of shares outstanding            62,747       63,461    62,714       63,251
                                                             ===========  ==========  =========  ==========
Basic EPS                                                    $    (0.02)  $     0.02  $  (0.10)  $     0.03
                                                             ===========  ==========  =========  ==========
Diluted EPS                                                  $    (0.02)  $     0.02  $  (0.10)  $     0.03
                                                             ===========  ==========  =========  ==========

3.   STOCK-BASED COMPENSATION

     At December 31, 2004, Concurrent had stock-based employee compensation plans which are described in Note 14 to the annual report on Form 10-K for the year ended June 30, 2004. Concurrent accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. For the three and six months ended December 31, 2004, Concurrent recognized $102,000 and $118,000, respectively, of stock compensation expense for the issuance of restricted stock awards. For the three and six months ended December 31, 2003, Concurrent recognized $34,000 and $66,000, respectively, of stock compensation expense for the issuance of restricted stock awards. There is no other expense for stock options in the reported net income (loss) for the three and six month periods ended December 31, 2004 and 2003. Concurrent issued 1,041,000 shares of restricted stock during the quarter and recorded $2,311,000 of unearned compensation as a contra-equity account, which will be amortized over the vesting period. A portion of the restricted stock vests over time and a portion vests based upon performance criteria. Because a portion of this restricted stock plan is performance based, that portion must be accounted for using variable accounting, requiring interim estimates of compensation expense. Interim measures of compensation expense are based on a combination of the fair-value of the stock as of the end of the reporting period and an assessment of whether the performance criteria will ultimately be met.

     In accordance with SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123," the following table illustrates the effect on net income (loss) and earnings (loss) per share if Concurrent had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

     (DOLLARS IN THOUSANDS, EXCEPT PER                   THREE MONTHS ENDED       SIX MONTHS ENDED
     SHARE AMOUNTS)                                         DECEMBER 31,             DECEMBER 31,
                                                         2004         2003        2004        2003
                                                      -----------  -----------  ---------  -----------
Net income (loss) as reported                         $   (1,447)  $    1,213   $ (6,468)  $    1,825

  Deduct: Total stock-based employee compensation
    expense determined under the fair value method,
    net of related taxes                                    (829)      (1,088)    (1,830)      (2,126)
                                                      -----------  -----------  ---------  -----------

Pro forma net income (loss)                           $   (2,276)  $      125   $ (8,298)  $     (301)
                                                      ===========  ===========  =========  ===========

Net income (loss) per share:

  Basic-as reported                                   $    (0.02)  $     0.02   $  (0.10)  $     0.03
                                                      ===========  ===========  =========  ===========

  Basic-pro forma                                     $    (0.04)  $        -   $  (0.13)  $        -
                                                      ===========  ===========  =========  ===========

  Diluted-as reported                                 $    (0.02)  $     0.02   $  (0.10)  $     0.03
                                                      ===========  ===========  =========  ===========

  Diluted-pro forma                                   $    (0.04)  $        -   $  (0.13)  $        -
                                                      ===========  ===========  =========  ===========

     The weighted-average assumptions used for the three months ended December 31, 2004, and 2003 were: expected dividend yield of 0.0% for both periods; risk-free interest rate of 3.8% and 3.5%, respectively; expected life of 6 years for both periods; and an expected volatility of 95.9% and 111.0%, respectively. The weighted-average assumptions used for the six months ended December 31, 2004, and 2003 were: expected dividend yield of 0.0% for both periods; risk-free interest rate of 3.7% and 3.3%, respectively; expected life of 6 years for both periods; and an expected volatility of 100.3% and 111.5%, respectively.

     Because additional option grants are expected to be made in the future and options vest over several periods, the above pro forma disclosures are not representative of pro forma effects on reported net income (loss) for future periods.

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

5.   INVENTORIES

     Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method. Concurrent establishes excess and obsolete inventory reserves based upon historical and anticipated usage. The components of inventories are as follows (dollars in thousands):

                     DECEMBER 31,   JUNE 30,
                        2004         2004
                    -------------  ---------
Raw materials, net  $       2,948  $   7,361
Work-in-process             1,117      1,229
Finished goods                497      1,027
                    -------------  ---------
                    $       4,562  $   9,617
                    =============  =========

     At December 31, 2004 and June 30, 2004, some portion of Concurrent's inventory was in excess of the current requirements based upon the planned level of sales for future years. Accordingly, Concurrent had inventory valuation allowances for raw materials of $2.1 million and $3.0 million which would reduce the value of the inventory to its estimated net realizable value at December 31, 2004 and June 30, 2004, respectively.

6.   INVESTMENTS IN AND RECEIVABLE FROM MINORITY OWNED COMPANIES

     In March 2002, Concurrent purchased a 14.4% equity ownership interest in Thirdspace Living Limited ("Thirdspace"). Concurrent invested $4.0 million in cash and the equivalent of $3.0 million in its common stock in exchange for 1,220,601 series C shares of Thirdspace. In addition to the equity investment, Concurrent also loaned Thirdspace $6.0 million in exchange for two $3 million long-term notes receivable. In fiscal year 2003, Concurrent recorded a $13.0 million net impairment charge due to an "other-than-temporary" decline in the market value of the investment in Thirdspace. In May 2003, Thirdspace sold the majority of its assets to Alcatel Telecom Ltd. As a result of the sale of these certain assets, Concurrent received proceeds in fiscal 2004 that were recorded as a reduction to the impairment loss in the line item "Recovery (impairment loss) of minority investment."

     In the first and second quarters of fiscal 2004, Concurrent received in the aggregate, $2.8 million in proceeds as a result of the sale of certain assets of Thirdspace. During the remainder of fiscal 2004, Concurrent received an additional $300,000 in proceeds as a result of the sale of the majority of Thirdspace's remaining assets. In the quarter ended December 31, 2004, Concurrent recognized an additional $100,000 related to distributions from this sale. Thirdspace's only significant remaining asset after the sale is a right to 40% of amounts recovered by nCube Corporation, now part of C-Cor, Incorporated ("nCube"), if any, from the lawsuit brought by nCube against SeaChange International, Inc., alleging patent infringement. The likelihood of collecting this asset, and the amount and timing of such collection, is uncertain and as a result Concurrent has not recorded the gain contingency. Pursuant to the sale of the assets of Thirdspace to Alcatel, Concurrent believes that it has the right to the first approximately $3.0 million of such recovery, if any. Beyond any such recovery, Concurrent does not anticipate further cash proceeds related to the liquidation of Thirdspace's remaining assets.

     In April 2002, Concurrent invested cash of $553,000 in Everstream Holdings, Inc. ("Everstream") in exchange for 480,770 shares of Series C Preferred stock, giving Concurrent a 4.9% ownership interest. Everstream is a privately held company specializing in broadband advertising systems, operations and data warehousing software and related integration services. Concurrent is accounting for its investment in the Series C Preferred stock of Everstream using the cost method because Concurrent does not believe it exercises significant influence on Everstream. During the quarter ended December 31, 2004, Concurrent became aware of circumstances that provide evidence of an "other than temporary" impairment of Concurrent's investment in Everstream, in accordance with EITF 03-01. Based upon an evaluation of the investment in Everstream during this period, Concurrent recorded an impairment charge of $413,000 in the Statement of Operations, under the line item, "Recovery (impairment loss) of minority investment", and reduced its "Investment in minority owned company" to $140,000. Should there be evidence of further impairment in the future, Concurrent will record additional impairment charges related to this investment.

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The components of accounts payable and accrued expenses are as follows (in thousands):

                                       DECEMBER 31,   JUNE 30,
                                          2004         2004
                                      -------------  ---------
Accounts payable, trade               $       2,610  $   3,487
Accrued payroll, vacation, severance
  and other employee expenses                 4,149      5,420
Warranty accrual                                921      1,122
Other accrued expenses                        2,290      2,040
                                      -------------  ---------
                                      $       9,970  $  12,069
                                      =============  =========

     Concurrent's estimate of warranty obligations is based on historical experience and expectation of future conditions. The changes in the warranty accrual during the six months ended December 31, 2004 were as follows (in thousands):

Balance at June 30, 2004       $1,122
Charged to costs and expenses     266
Deductions                       (467)
                               -------
Balance at December 31, 2004   $  921
                               =======

8.   COMPREHENSIVE INCOME

     Concurrent's total comprehensive income (loss) is as follows (in thousands):

                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                          DECEMBER 31,           DECEMBER 31,
                                      2004         2003        2004        2003
                                   ----------  ------------  ---------  ----------
Net income (loss)                  $  (1,447)  $     1,213   $ (6,468)  $    1,825

Other comprehensive income:
  Foreign currency translation
  income (loss)                          750           (71)       926           14
                                   ----------  ------------  ---------  ----------

Total comprehensive income (loss)  $    (697)  $     1,142   $ (5,542)  $    1,839
                                   ===========  ===========  =========  ==========

9.   SEGMENT INFORMATION

     Concurrent operates its business in two divisions: ISD and VOD, in accordance with SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." Concurrent's Integrated Solutions Division is a leading provider of high-performance, real-time computer systems, solutions and software for commercial and government markets focusing on strategic market areas that include hardware-in-the-loop and man-in-the-loop simulation, data acquisition, industrial systems and software, and embedded applications. Concurrent's VOD division is a leading supplier of digital video server systems primarily to the broadband cable television market. Shared expenses are primarily allocated based on either revenues or headcount. Corporate costs include costs related to the offices of the Chief Executive Officer, Chief Financial Officer, General Counsel, Investor Relations, Human Resources, Accounting and other administrative costs including annual audit and tax fees, board of director fees and similar costs.

     The following summarizes the operating income (loss) by segment for the three month periods ended December 31, 2004 and December 31, 2003, respectively (dollars in thousands):

                                    THREE MONTHS ENDED DECEMBER 31, 2004 (UNAUDITED)
                               -----------------------------------------------------------
                                INTEGRATED
                                 SOLUTIONS        VOD        CORPORATE          TOTAL
                               -------------  -----------  --------------  ---------------
Revenues:
  Product                      $       6,162  $    8,559   $           -   $       14,721
  Service                              3,347       1,956               -            5,303
                               -------------  -----------  --------------  ---------------
    Total                              9,509      10,515               -           20,024

Cost of sales:
  Product                              2,527       4,353               -            6,880
  Service                              2,060       1,188               -            3,248
                               -------------  -----------  --------------  ---------------
    Total                              4,587       5,541               -           10,128
                               -------------  -----------  --------------  ---------------

Gross margin                           4,922       4,974               -            9,896

Operating expenses:
  Sales and marketing                  1,765       2,208             114            4,087
  Research and development             1,320       3,352               -            4,672
  General and administrative             472         440           1,363            2,275
                               -------------  -----------  --------------  ---------------
    Total operating expenses           3,557       6,000           1,477           11,034
                               -------------  -----------  --------------  ---------------

Operating income (loss)        $       1,365  $   (1,026)  $      (1,477)  $       (1,138)
                               =============  ===========  ==============  ===============


                                    THREE MONTHS ENDED DECEMBER 31, 2003 (UNAUDITED)
                               -----------------------------------------------------------
                                INTEGRATED
                                 SOLUTIONS      VOD          CORPORATE         TOTAL
                               -------------  -----------  --------------  ---------------
Revenues:
  Product                      $       5,597  $   11,568   $           -   $       17,165
  Service                              4,018       1,443               -            5,461
                               -------------  -----------  --------------  ---------------
    Total                              9,615      13,011               -           22,626

Cost of sales:
  Product                              2,628       5,484               -            8,112
  Service                              2,233         862               -            3,095
                               -------------  -----------  --------------  ---------------
    Total                              4,861       6,346               -           11,207
                               -------------  -----------  --------------  ---------------
                                                                       -
Gross margin                           4,754       6,665               -           11,419

Operating expenses
  Sales and marketing                  2,000       2,320             109            4,429
  Research and development             1,391       3,314               -            4,705
  General and administrative             365         208           1,602            2,175
                               -------------  -----------  --------------  ---------------
    Total operating expenses           3,756       5,842           1,711           11,309
                               -------------  -----------  --------------  ---------------

Operating income (loss)        $         998  $      823   $      (1,711)  $          110
                               =============  ===========  ==============  ===============

     The following summarizes the operating income (loss) by segment for the six month periods ended December 31, 2004 and December 31, 2003, respectively (dollars in thousands):

                              SIX MONTHS ENDED DECEMBER 31, 2004 (UNAUDITED)
                              ----------------------------------------------
                               INTEGRATED
                                SOLUTIONS     VOD      CORPORATE    TOTAL
                               -----------  --------  -----------  --------
Revenues:
  Product                      $    11,695  $14,613   $        -   $26,308
  Service                            6,621    4,425            -    11,046
                               -----------  --------  -----------  --------
    Total                           18,316   19,038            -    37,354

Cost of sales:
  Product                            4,984    8,563            -    13,547
  Service                            4,063    2,709            -     6,772
                               -----------  --------  -----------  --------
    Total                            9,047   11,272            -    20,319
                               -----------  --------  -----------  --------
                                                               -
Gross margin                         9,269    7,766            -    17,035

Operating expenses:
  Sales and marketing                3,700    4,637          227     8,564
  Research and development           2,895    6,957            -     9,852
  General and administrative           836      839        3,106     4,781
                               -----------  --------  -----------  --------
    Total operating expenses         7,431   12,433        3,333    23,197
                               -----------  --------  -----------  --------

Operating income (loss)        $     1,838  $(4,667)  $   (3,333)  $(6,162)
                               ===========  ========  ===========  ========

                              SIX MONTHS ENDED DECEMBER 31, 2004 (UNAUDITED)
                              ----------------------------------------------
                               INTEGRATED
                                SOLUTIONS     VOD      CORPORATE    TOTAL
                               -----------  --------  -----------  --------
Revenues:
  Product                      $     9,991  $20,715   $        -   $30,706
  Service                            8,164    2,658            -    10,822
                               -----------  --------  -----------  --------
    Total                           18,155   23,373            -    41,528

Cost of sales:
  Product                            3,984    9,141            -    13,125
  Service                            4,417    1,617            -     6,034
                               -----------  --------  -----------  --------
    Total                            8,401   10,758            -    19,159
                               -----------  --------  -----------  --------

Gross margin                         9,754   12,615            -    22,369

Operating expenses:
  Sales and marketing                3,807    4,476          226     8,509
  Research and development           2,873    6,500            -     9,373
  General and administrative           784      381        3,179     4,344
                               -----------  --------  -----------  --------
    Total operating expenses         7,464   11,357        3,405    22,226
                               -----------  --------  -----------  --------

Operating income (loss)        $     2,290  $ 1,258   $   (3,405)  $   143
                               ===========  ========  ===========  ========

     The following summarizes the revenues by geographic locations for the three and six month periods ended December 31, 2004 and December 31, 2003, respectively (dollars in thousands):

                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                      DECEMBER 31,          DECEMBER 31,
                                   2004        2003       2004       2003
                                ----------  ----------  --------  ----------
United States                   $   14,650  $   18,713  $ 28,137  $   34,740

  Japan                              2,090       1,113     3,025       1,658
  Other Asia Pacific countries         911         784     1,659       1,634
                                ----------  ----------  --------  ----------
Asia Pacific                         3,001       1,897     4,684       3,292
                                ----------  ----------  --------  ----------

Europe                               2,237       1,888     4,274       2,999

Other foreign countries                136         128       259         497
                                ----------  ----------  --------  ----------
                                $   20,024  $   22,626  $ 37,354  $   41,528
                                ==========  ==========  ========  ==========

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

     Through March 31, 2004, the expiration date of the agreement, Comcast earned a total of 268,543 warrants, which have all been issued and expire at various dates through June 4, 2008. These warrants are exercisable over a four year term and have exercise prices between $2.62 and $15.02. All of these warrants were outstanding as of December 31, 2004.

     Concurrent recognized the value of the warrants over the term of the agreement as Comcast purchased additional VOD servers from Concurrent and made the service available to its customers. As this agreement expired during fiscal 2004, Concurrent did not recognize any increase in, or reduction to, revenue during the three and six month periods ended December 31, 2004. For the three and six month periods ended December 31, 2003, Concurrent recognized $80,000 and $431,000, respectively, as a reduction in revenue for the warrants that were earned during those respective periods.

     As of December 31, 2003, Concurrent determined the value of the warrants using the Black-Scholes valuation model. The weighted-average assumptions used for the three months ended December 31, 2003 were: expected dividend yield of 0.0%; risk-free interest rate of 2.8%; expected life of 4 years; and an expected volatility of 111.0%.

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

     Scientific Atlanta, Inc. Warrants

     In accordance with a five year definitive agreement with Scientific Atlanta, Inc. ("SAI") executed in August of 1998, Concurrent agreed to issue warrants to SAI upon achievement of pre-determined revenue targets. Concurrent accrued for this cost as a part of cost of sales at the time of recognition of applicable revenue. Concurrent issued warrants to purchase 261,164 of its common stock to SAI upon reaching the first $30 million threshold on April 1, 2002, exercisable at $7.106 per share over a four-year term, all of which are still outstanding as of December 31, 2004. These warrants expire on April 1, 2006.

     The five year definitive agreement with SAI expired on August 17, 2003, and at that time Concurrent had not reached the second $30 million threshold of revenue using the SAI platform. As a result, Concurrent was not obligated to issue warrants under the agreement regarding the second $30 million threshold, and accordingly, reversed $1.3 million of expense in the six months ended December 31, 2003, which had been previously accrued in anticipation of reaching the next $30 million threshold. This reversal was recorded in VOD product cost of sales.

11.  TERM LOAN AND REVOLVING CREDIT FACILITY

     On December 23, 2004, Concurrent executed a Loan and Security Agreement ("Credit Agreement") with Silicon Valley Bank ("SVB"). The Credit Agreement provides for a two year maximum of $10,000,000 revolving credit line ("Revolver") and a three year $3,000,000 term loan ("Term Loan") and is secured by substantially all of the assets of Concurrent. Based on the borrowing formula and Concurrent's financial position as of December 31, 2004, $4.7 million would have been available to Concurrent under the Revolver. The Revolver expires on December 23, 2006, unless terminated earlier in accordance with its terms, and the Term Loan expires on December 23, 2007, unless terminated earlier in accordance with its terms. As of December 31, 2004, Concurrent had no amounts drawn under the Revolver and had drawn down the entire $3,000,000 under the Term Loan.

                                    DECEMBER 31,   JUNE 30,
                                       2004         2004
                                   ------------------------
Notes payable to bank              $       3,000  $       -
                                   -------------  ---------
Less current portion                         930          -
                                   -------------  ---------
  Long-term notes payable to bank  $       2,070  $       -
                                   =============  =========

     Interest on all outstanding amounts under the Revolver is payable monthly at the prime rate (5.25% at December 31, 2004) plus 3.25% per annum, and interest on all outstanding amounts under the Term Loan is payable monthly at a rate of 8.0% per annum. The Term Loan is repayable in 36 equal monthly principal and interest installments of $94,000 and the outstanding principal of the Revolver is due on December 23, 2006, unless the Revolver is terminated earlier in accordance with its terms.

     In addition, the Credit Agreement contains certain financial covenants, including required financial ratios and a minimum tangible net worth, and customary restrictive covenants concerning Concurrent's operations. Concurrent was in compliance with these covenants at December 31, 2004.

12.  RETIREMENT PLANS

     The following table provides a detail of the components of net periodic benefit cost for the three and six months ended December 31, 2004 and 2003 (in thousands):

                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                               DECEMBER 31,            DECEMBER 31,
                                                            2004         2003       2004        2003
                                                        ------------  ----------  ---------  -----------
Service cost                                            $         7   $      88   $     13   $      176
Interest cost                                                    55         278        104          556
Expected return on plan assets                                  (23)       (191)       (44)        (384)
Amortization of unrecognized net transition obligation            8         (16)        16          (32)
Amortization of unrecognized prior service benefit                -           6          -           12
Recognized actuarial loss                                         1          94          2          188
                                                        ------------  ----------  ---------  -----------
Net periodic benefit cost                               $        48   $     259   $     91   $      516
                                                        ============  ==========  =========  ===========

     Concurrent contributed $20,000 and $36,000 to its defined benefit plan during the three and six months ended December 31, 2004, respectively, and expects to make similar contributions during the remaining periods of fiscal 2005. Concurrent contributed $147,000 and $277,000 to its defined benefit plans during the three and six months ended December 31, 2003, respectively.

     Concurrent maintains a retirement savings plan, available to U.S. employees, which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. During the three months ended December 31, 2004 and 2003, Concurrent contributed $243,000 and $255,000 to this plan, respectively. During the six months ended December 31, 2004 and 2003, Concurrent contributed $514,000 and $497,000 to this plan, respectively.

     Concurrent also maintains a defined contribution plan ("Stakeholder Plan") for its U.K. based employees. Concurrent has agreements with certain of its U.K. based employees to make supplementary contributions to the Stakeholder Plan over the next five years, contingent upon their continued employment with Concurrent. During the three months ended December 31, 2004 and 2003, Concurrent contributed $125,000 and $5,000 to the Stakeholder Plan, respectively. During the six months ended December 31, 2004 and 2003, Concurrent contributed $258,000 and $9,000 to this plan, respectively.

13.  COMMITMENTS AND CONTINGENCIES

     Concurrent, from time to time, is involved in litigation incidental to the conduct of its business. Concurrent believes that such pending litigation will not have a material adverse effect on its results of operations or financial condition.

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

OVERVIEW

     During the six months ended December 31, 2004, we used approximately $6.9 million in cash and cash equivalents from operations, and ended the quarter with $23.9 million in cash and cash equivalents, after borrowing $3.0 million in the form of a term loan. The increased net cash usage during the six months ended December 31, 2004 compared to the six months ended December 31, 2003 is the result of the increased net loss and the recognition of revenue during the period on shipments for which the cash was received in the prior fiscal year. In an attempt to reduce the cash used in operating activities and reduce our breakeven point, we undertook actions during this fiscal year to reduce operating expenses that included the termination of approximately 12% of our workforce and employing greater discipline in our capital expenditures. For the three month period ended December 31, 2004, we generated $1.8 million of positive cash flow from operations due to increased revenues and the benefits of the actions undertaken in the quarter ended September 30, 2004. See further discussions in the "Liquidity and Capital Resources" section of this document.

     Also, during the six month period ended December 31, 2004, we have begun the process of enabling Concurrent to operate more effectively as a united company by consolidating the ISD and VOD operating divisions. Over the next few months, the divisional structure will be consolidated under a functional organization with ISD and VOD product lines.

     Other trends in our business are detailed in our latest Form 10-K filed September 7, 2004.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     For a complete description of our critical accounting policies, please refer to the "Application of Critical Accounting Policies" in our most recent Form 10-K, filed on September 7, 2004. The following details an update to the critical accounting policies since the filing of our most recent Form 10-K.

   Stock-Based  Compensation  Costs

     We have stock-based employee compensation plans and account for these plans using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. During the quarter ended December 31, 2004, we issued restricted stock awards, a portion of which are part of a multi-year restricted stock performance plan. Because a portion of this restricted stock plan is performance based, that portion must be accounted for using variable accounting, requiring interim estimates of compensation. Interim measures of compensation are based on a combination of the fair-value of the stock as of the end of the reporting period and an assessment of whether the performance criteria will ultimately be met. To the extent that the fair value of our stock fluctuates and our assessments of achieving the performance criteria change, cost of sales and operating expenses may be positively or negatively impacted.

SELECTED OPERATING DATA AS A PERCENTAGE OF TOTAL REVENUE

     The following table sets forth selected operating data as a percentage of total revenue, unless otherwise indicated, for certain items in our consolidated statements of operations for the periods indicated.

                                                       Three Months Ended     Six Months Ended
                                                          December 31,          December 31,
                                                       2004        2003       2004       2003
                                                    ----------  ----------  --------  ----------
Revenues:
  Product
    ISD systems                                          30.8%       24.8%    31.3 %      24.0 %
    VOD systems                                          42.7        51.1      39.1        49.9
                                                    ----------  ----------  --------  ----------
      Total product revenues                             73.5        75.9      70.4        73.9
  Service
    ISD systems                                          16.7        17.7      17.8        19.7
    VOD systems                                           9.8         6.4      11.8         6.4
                                                    ----------  ----------  --------  ----------
      Total service revenues                             26.5        24.1      29.6        26.1
                                                    ----------  ----------  --------  ----------

      Total revenues                                    100.0       100.0     100.0       100.0

Cost of sales (% of respective sales category):
  Product
    ISD systems                                          41.0        47.0      42.6        39.9
    VOD systems                                          50.9        47.4      58.6        44.1
                                                    ----------  ----------  --------  ----------
      Total product cost of sales                        46.7        47.3      51.5        42.7
  Service
    ISD systems                                          61.5        55.6      61.4        54.1
    VOD systems                                          60.7        59.7      61.2        60.8
                                                    ----------  ----------  --------  ----------
      Total service cost of sales                        61.2        56.7      61.3        55.8
                                                    ----------  ----------  --------  ----------
      Total cost of sales                                50.6        49.5      54.4        46.1
                                                    ----------  ----------  --------  ----------

Gross margin                                             49.4        50.5      45.6        53.9

Operating expenses:
  Sales and marketing                                    20.4        19.6      22.9        20.5
  Research and development                               23.3        20.8      26.4        22.6
  General and administrative                             11.3         9.6      12.8        10.5
                                                    ----------  ----------  --------  ----------
      Total operating expenses                           55.0        50.0      62.1        53.6
                                                    ----------  ----------  --------  ----------

Operating income (loss)                                  (5.6)        0.5     (16.5)        0.3

Recovery (impairment loss) of minority investment        (1.6)        7.5      (0.8)        6.7
Interest income - net                                     0.4         0.3       0.5         0.3
Other expense - net                                      (0.3)       (0.1)     (0.3)       (0.4)
                                                    ----------  ----------  --------  ----------

Income (loss) before income taxes                        (7.1)        8.2     (17.1)        6.9

Provision for income taxes                                0.1         2.8       0.2         2.5
                                                    ----------  ----------  --------  ----------

Net income (loss)                                       (7.2)%        5.4%   (17.3)%        4.4%
                                                    ==========  ==========  ========  ==========

                              RESULTS OF OPERATIONS

THE THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2003

                                            Three Months ended
                                               December 31,
                                         -----------------------
(Dollars in Thousands)                      2004         2003      $ Change  % Change
                                         ----------  ------------  --------  ---------

Product revenues                         $  14,721   $    17,165   $(2,444)     -14.2%
Service revenues                             5,303         5,461      (158)      -2.9%
                                         ----------  ------------  --------  ---------
    Total revenues                          20,024        22,626    (2,602)     -11.5%

Product cost of sales                        6,880         8,112    (1,232)     -15.2%
Service cost of sales                        3,248         3,095       153        4.9%
                                         ----------  ------------  --------  ---------
    Total cost of sales                     10,128        11,207    (1,079)      -9.6%
                                         ----------  ------------  --------  ---------

Product gross margin                         7,841         9,053    (1,212)     -13.4%
Service gross margin                         2,055         2,366      (311)     -13.1%
                                         ----------  ------------  --------  ---------
    Total gross margin                       9,896        11,419    (1,523)     -13.3%

Operating expenses:
  Sales and marketing                        4,087         4,429      (342)      -7.7%
  Research and development                   4,672         4,705       (33)      -0.7%
  General and administrative                 2,275         2,175       100        4.6%
                                         ----------  ------------  --------  ---------
    Total operating expenses                11,034        11,309      (275)      -2.4%
                                         ----------  ------------  --------  ---------

Operating income (loss)                     (1,138)          110    (1,248)         NM

Recovery (loss) of minority investment        (313)        1,698    (2,011)         NM
Interest income - net                           82            78         4        5.1%
Other expense                                  (66)          (20)      (46)         NM
                                         ----------  ------------  --------  ---------

Income (loss) before income taxes           (1,435)        1,866    (3,301)         NM

Provision for income taxes                      12           653      (641)     -98.2%
                                         ----------  ------------  --------  ---------

Net income (loss)                        $  (1,447)  $     1,213    (2,660)         NM
                                         ==========  ============  ========  =========

(1) NM denotes percentage is not meaningful

     Product Sales. Total product sales for the three months ended December 31, 2004 were $14.7 million, a decrease of approximately $2.5 million, or 14.2%, from $17.2 million for the three months ended December 31, 2003. The decrease in product sales resulted from the $3.0 million, or 26.0%, decrease in VOD product sales to $8.6 million in the quarter ended December 31, 2004 from $11.6 million in the quarter ended December 31, 2003. The decrease in VOD product sales was due to fewer product sales in the North American market during the quarter ended December 31, 2004, as compared to the same period of the prior year. This reduction in North American domestic VOD product revenue was partially offset by an increase in international sales volume during the quarter ended December 31, 2004 that resulted in a $2.0 million increase in VOD product revenue in Asia and Europe, compared to the second quarter of the prior fiscal year. Fluctuation in VOD revenue is often due to the fact that we have a small base of large customers making periodic large purchases that account for a significant percentage of revenue. Although we have lost market share with certain customers over the past year, we believe that we will be able to maintain or increase our share of the North American cable market and also capture a meaningful share of the video-over-DSL market in both the United States and internationally in part through our partnership with Alcatel. We also anticipate that the erosion of the price per stream that has occurred over the past 5 years will not exceed the declining cost of goods sold.

     Partially offsetting the decrease in VOD product sales, ISD product sales increased approximately $0.6 million, or 10.1%, to $6.2 million in the quarter ended December 31, 2004 from $5.6 million in the quarter ended

December 31, 2003. The increase in ISD product sales is primarily due to an increase in revenue from domestic customers. Over the past year, our Integrated Solutions Division has integrated software applications from strategic partnerships that we believe will enable it to expand beyond its traditional customer base. Based on this initiative, we expect to maintain market share in our traditional ISD markets and expect to capture market share in new markets needing ISD solutions.

     Service Revenue. Service revenue decreased $0.2 million, or 2.9%, to $5.3 million for the three months ended December 31, 2004 from $5.5 million for the three months ended December 31, 2003. VOD service revenue increased approximately $0.6 million, or 35.6%, to $2.0 million in the quarter ended December 31, 2004 from $1.4 million in the quarter ended December 31, 2003, as the VOD division continues to recognize maintenance, installation, and training revenue on our expanding base of VOD market deployments. As the warranty and maintenance agreements that typically accompany the initial sale and installation of our VOD systems expire, we expect to sell new, long-term service and support agreements. Because of these anticipated new agreements, our expanding deployment base and the increasing software component of our total VOD solution, we expect sales of these VOD services to continue to increase.

     The increase in VOD service revenue was partially offset by approximately a $0.7 million, or 16.7%, decrease in ISD service revenue to $3.3 million in the quarter ended December 31, 2004 from $4.0 million in the quarter ended December 31, 2003. ISD service revenue continued to decline primarily due to the cancellation of maintenance contracts as legacy machines were removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue. We expect this trend of declining ISD service revenue to continue into the foreseeable future.

     Product Gross Margin. Product gross margin was $7.8 million for the three months ended December 31, 2004, a decrease of approximately $1.2 million, or 13.4%, from $9.1 million for the three months ended December 31, 2003. This decrease was due to fewer product shipments during the current quarter. Product gross margin as a percentage of product sales increased to 53.3% in the quarter ended December 31, 2004 from 52.7% in the quarter ended December 31, 2003 primarily because the ISD division's product gross margin increased to 59.0% from 53.0% of ISD product revenue for the same respective periods. The increase in ISD product gross margin is due to a more favorable product mix, as compared to the same period of the prior fiscal year. The gross margin on sales of VOD product decreased to 49.1% of VOD product revenue in the quarter ended December 31, 2004 from 52.6% of VOD product revenue in the quarter ended December 31, 2003, primarily due to $0.2 million of additional warranty reserves in the current quarter resulting from faulty parts provided to us by a third party. VOD product margins also declined due to product mix, compared to the prior year quarter.

     Service Gross Margin. The gross margin on service sales decreased $0.3 million, or 13.1%, to $2.1 million, or 38.8% of service revenue in the three months ended December 31, 2004 from $2.4 million, or 43.3% of service revenue in the three months ended December 31, 2003. The decrease in overall service margins is due to the decrease in ISD service margins to 38.5% of ISD service revenues in the quarter ended December 31, 2004 from 44.4% of service revenues during the quarter ended December 31, 2003. Declining ISD margins are primarily due to declining service revenues from contractual maintenance obligations and due to an increase in severance expense during the quarter. Severance expense of $0.1 million recorded in the quarter ended December 31, 2004 resulted from a reduction in service personnel as ISD scaled down the infrastructure necessary to fulfill declining contractual obligations. The decline in contractual obligations results from the cancellation of maintenance contracts as legacy machines are removed from service and replaced with machines that are simpler to maintain. We will continue to scale down the ISD service infrastructure in response to this trend of declining ISD contractual service obligations.

     The gross margin on sales of VOD service remained relatively stable, decreasing slightly to 39.3% of VOD service revenue in the quarter ended December 31, 2004 from 40.3% of VOD service revenue in the quarter ended
December 31, 2003. Although our VOD service revenue continues to increase, our VOD customer service and support costs have also increased 37.8% over the prior year, as required to provide the necessary services.

     Sales and Marketing. Sales and marketing expenses increased as a percentage of sales to 20.4% in the three months ended December 31, 2004 from 19.6% in the three months ended December 31, 2003. These expenses decreased $0.3 million, or 7.7%, to $4.1 million during the three months ended December 31, 2004 from $4.4 million in the same period of the prior year, primarily due to lower salaries, wages, benefits and incentive compensation resulting from the company-wide reduction in force and cost savings initiative during the current fiscal year.

     Research and Development. Research and development expenses increased as a percentage of sales to 23.3% in the three months ended December 31, 2004 from 20.8% in the three months ended December 31, 2003. These expenses remained flat at $4.7 million in the second quarters of both fiscal years 2005 and 2004. The VOD division incurred an additional $0.1 million from development subcontractors to meet the increasing software development requirements for customers' business management functionality, resource management and client system monitoring as a result of increases in both our customer base and deployment base. In addition to the increase in subcontractor costs, the VOD division incurred an additional $0.1 million in fixed asset depreciation expense related to purchases of product development and testing equipment, compared to the same period of the prior year. These additional costs to the VOD division were offset by lower incentive compensation and product certification costs during the quarter ended December 31, 2004, compared to the same period of the prior year. We expect that VOD software development costs will continue to stabilize and flatten over the next few years, as we reduce our number of software platforms and improve the stability of our software in the field.

     General and Administrative. General and administrative expenses increased as a percentage of sales to 11.4% in the three months ended December 31, 2004 from 9.6% in the three months ended December 31, 2003. These expenses increased $0.1 million, or 4.6%, to $2.3 million in the three months ended December 31, 2004 from $2.2 million in same period of the prior year. This increase in general and administrative expense is primarily due to a prior year $0.3 million VOD bad debt expense reversal that did not recur in the current quarter. Partially offsetting the effects of this non-recurring prior year bad debt reversal, we reduced administrative salaries, benefits, and incentive compensation by $0.2 million in the current quarter as a result of the company-wide reduction in force and cost savings initiative in the current fiscal year.

     Recovery (Impairment Loss) of Minority Investment. During the quarter ended December 31, 2004, we became aware of circumstances that provide evidence of an other than temporary impairment of our investment in Everstream. Based upon an evaluation of the investment in Everstream during this period, we recorded an impairment charge of $413,000 in the Statement of Operations, and reduced our "Investment in minority owned company" to $140,000. Should there be evidence of further impairment in the future, we will record additional impairment charges related to this investment.

     During the second quarter of the prior fiscal year, we received $1.7 million in cash from continued monetization of the Thirdspace assets and settlement of its liabilities for which we recorded a gain in the Statement of Operations. An additional $0.1 million recovery of Thirdspace assets was recognized in the quarter ended December 31, 2004, partially offsetting the $413,000 Everstream impairment charge.

     Provision for Income Taxes. We recorded income tax expense for our domestic and foreign subsidiaries of $12,000 in the quarter ended December 31, 2004, which is related primarily to foreign withholding taxes and income earned in foreign locations, which cannot be offset by net operating loss carryforwards. For the quarter ended December 31, 2003, we recorded income tax expense for our domestic and foreign subsidiaries of $653,000. This expense was primarily attributable to U.S. federal income tax that was offset by net operating losses originating prior to our quasi-reorganization in November 1991. For accounting purposes, the benefit from the utilization of the pre quasi-reorganization net operating losses must be recognized directly in equity rather than through the income statement.

     Net Income (Loss). The net loss for the three months ended December 31, 2004 was $1.4 million or $0.02 per basic and diluted share compared to net income for the three months ended December 31, 2003 of $1.2 million or $0.02 per basic and diluted share.

THE SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2003

                                            SIX MONTHS ENDED
                                              DECEMBER 31,
                                         ----------------------
       (DOLLARS IN THOUSANDS)              2004        2003      $ CHANGE   % CHANGE
                                         ---------  -----------  --------  ---------
Product revenues                         $ 26,308   $   30,706   $(4,398)     -14.3%
Service revenues                           11,046       10,822       224        2.1%
                                         ---------  -----------  --------  ---------
      Total revenues                       37,354       41,528    (4,174)     -10.1%

Product cost of sales                      13,547       13,125       422        3.2%
Service cost of sales                       6,772        6,034       738       12.2%
                                         ---------  -----------  --------  ---------
      Total cost of sales                  20,319       19,159     1,160        6.1%
                                         ---------  -----------  --------  ---------

Product gross margin                       12,761       17,581    (4,820)     -27.4%
Service gross margin                        4,274        4,788      (514)     -10.7%
                                         ---------  -----------  --------  ---------
      Total gross margin                   17,035       22,369    (5,334)     -23.8%

Operating expenses:
  Sales and marketing                       8,564        8,509        55        0.6%
  Research and development                  9,852        9,373       479        5.1%
  General and administrative                4,781        4,344       437       10.1%
                                         ---------  -----------  --------  ---------
      Total operating expenses             23,197       22,226       971        4.4%
                                         ---------  -----------  --------  ---------

Operating income (loss)                    (6,162)         143    (6,305)         NM

Recovery (loss) of minority investment       (313)       2,758    (3,071)         NM
Interest income - net                         174          138        36       26.1%
Other expense                                (101)        (154)       53          NM
                                         ---------  -----------  --------  ---------

Income (loss) before income taxes          (6,402)       2,885    (9,287)         NM

Provision for income taxes                     66        1,060      (994)     -93.8%
                                         ---------  -----------  --------  ---------

Net income (loss)                        $ (6,468)  $    1,825   $(8,293)         NM
                                         =========  ===========  ========  =========

     Product Sales. Total product sales for the six months ended December 31, 2004 were $26.3 million, a decrease of approximately $4.4 million, or 14.3%, from $30.7 million for the six months ended December 31, 2003. The decrease in product sales resulted from a $6.1 million, or 29.5%, decrease in VOD product sales to $14.6 million during the six months ended December 31, 2004 from $20.7 million during the six months ended December 31, 2003. The decrease in VOD product sales was due to fewer products sold in the North American market during the six months ended December 31, 2004, as compared to the same period of the prior year. This reduction in domestic VOD product revenue was partially offset by an increase in international sales volume during the six months ended
December 31, 2004 that resulted in a $2.7 million increase in VOD product revenue in Asia and Europe, compared to the six months ended December 31, 2003. Fluctuation in VOD revenue is often due to the fact that we have a small base of large customers making periodic large purchases that account for a significant percentage of revenue. Although we have lost market share with certain customers over the past year, we believe that we will be able to maintain or increase our share of the North American cable market and also capture a meaningful share of the video-over-DSL market in both the United States and internationally in part through our partnership with Alcatel. We also anticipate that the erosion of the price per stream that has occurred over the past 5 years will not be as significant going forward.

     Partially offsetting the decrease in VOD product sales, ISD product sales increased approximately $1.7 million, or 17.1%, to $11.7 million during the six months ended December 31, 2004 from $10.0 million during the same period of the prior year. The increase in ISD product sales is due to an increase in revenue from both domestic and international customers. Over the past year, our Integrated Solutions Division has integrated software applications from strategic partnerships that we believe will enable it to expand beyond its traditional customer base. Based on this initiative, we expect to maintain market share in our traditional ISD markets and expect to capture market share in new markets needing ISD solutions.

     Service Revenue. Service revenue increased $0.2 million, or 2.1%, to $11.0 million for the six months ended December 31, 2004 from $10.8 million for the six months ended December 31, 2003. VOD service revenue increased approximately $1.7 million, or 66.5%, to $4.4 million during the six months ended December 31, 2004 from $2.7 million in the same period of the prior fiscal year, as the VOD division continues to recognize maintenance, installation, and training revenue on our expanding base of VOD market deployments. As the warranty and maintenance agreements that typically accompany the initial sale and installation of our VOD systems expire, we expect to sell new, long-term service and support agreements. Because of these anticipated new agreements, our expanding deployment base and increasing software component of our total VOD solution, we expect sales of these VOD services to continue to increase.

     The increase in VOD service revenue was partially offset by approximately a $1.6 million, or 18.9%, decrease in ISD service revenue to $6.6 million during the six months ended December 31, 2004 from $8.2 million in the same period of the prior fiscal year. ISD service revenue continued to decline primarily due to the cancellation of maintenance contracts as legacy machines were removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue. We expect this trend of declining ISD service revenue to continue into the foreseeable future.

     Product Gross Margin. Product gross margin was $12.8 million for the six months ended December 31, 2004, a decrease of $4.8 million, or 27.4%, from $17.6 million for the six months ended December 31, 2003. Product gross margin as a percentage of product sales decreased to 48.5% in the six months ended December 31, 2004 from 57.3% in the six months ended December 31, 2003, primarily because the VOD division's product gross margin decreased to 41.4% from 55.9% of VOD product revenue for the same respective periods. The decrease in VOD product gross margin is due to an incentive discount provided to one of our North
American cable customers who upgraded its older VOD systems to our fourth generation architecture and changes in product mix. In addition, prior year VOD margins were favorably affected by approximately 9.0% due to the Scientific Atlanta, Inc. warrant expense reversal of $1.3 million.

     The gross margin on sales of ISD product decreased to 57.4% of ISD product revenue in the six months ended December 31, 2004 from 60.1% of ISD product revenue in the six months ended December 31, 2003 due to a less favorable product mix, as compared to the same period of the prior fiscal year.

     Service Gross Margin. The gross margin on service sales decreased $0.5 million, or 10.7%, to $4.3 million, or 38.7% of service revenue in the six months ended December 31, 2004 from $4.8 million, or 44.2% of service revenue in the six months ended December 31, 2003. The decrease in overall service margins is due to the decrease in ISD service margins to 38.6% of ISD service revenues in the six months ended December 31, 2004 from 45.9% of service revenues during the same period of the prior fiscal year. Declining ISD margins are primarily due to declining service revenues from contractual maintenance obligations and an increase in severance expense during the period. Severance expense of $0.2 million recorded in the six months ended December 31, 2004 resulted from a reduction in service personnel as ISD scaled down the infrastructure necessary to fulfill declining contractual obligations. The decline in contractual obligations results from the cancellation of maintenance contracts as legacy machines are removed from service and replaced with machines that are simpler to maintain. We will continue to scale down our service infrastructure in response to this trend of declining ISD contractual service obligations.

     VOD service margins remained flat at approximately 39.0% of VOD service revenues for both the six months ended December 31, 2004 and 2003. Although our VOD service revenue continues to increase, our VOD customer service and support costs have also increased 67.5% compared to the prior year six month period, as required to provide the necessary services.

     Sales and Marketing. Sales and marketing expenses increased as a percentage of sales to 22.9% in the six months ended December 31, 2004 from 20.5% in the six months ended December 31, 2003. These expenses increased $0.1 million, or 0.6%, to $8.6 million during the six months ended December 31, 2004 from $8.5 million in the same period of the prior year, primarily due to an additional $0.3 million of commissions resulting from sales growth by both divisions in Europe and Asia. In addition, we incurred $0.2 million of domestic and international severance expense related to a reduction in force initiative during the current fiscal year. The increase in severance and international commission expense were partially offset by a company-wide $0.3 million decrease in salaries, wages and benefits and $0.1 million decrease in travel, both due to the reduction in force and cost savings initiative in the current fiscal year.

     Research and Development. Research and development expenses increased as a percentage of sales to 26.4% in the six months ended December 31, 2004 from 22.6% in the six months ended December 31, 2003. These expenses increased $0.5 million, or 5.1%, to $9.9 million during the six months ended December 31, 2004 from $9.4 million in the same period of the prior fiscal year. The increase in research and development expense is due to a $0.4 million increase in VOD salaries and related costs resulting from new software development staff over the past year. The VOD division added development staff and subcontractors to meet the increasing software development requirements for customers' business management functionality, resource management and client system monitoring as a result of increases in both our customer base and deployment base. In addition to the increase in personnel costs, the VOD division incurred an additional $0.2 million in fixed asset depreciation expense related to purchases of product development and testing equipment, compared to the same period of the prior year. We expect that VOD software development costs will begin to stabilize and flatten over the next few years, as we reduce our number of software platforms and as we stabilize our software in the field.

     General and Administrative. General and administrative expenses increased as a percentage of sales to 12.8% in the six months ended December 31, 2004 from 10.5% in the six months ended December 31, 2003. These expenses increased $0.4 million, or 10.1%, to $4.8 million during the six months ended December 31, 2004 from $4.3 million in same period of the prior fiscal year. This increase in general and administrative expense is due to prior year VOD bad debt reserve reversals of $0.6 million that did not recur in the current fiscal year.
Partially offsetting the effects of this prior year bad debt reversal, we reduced administrative salaries, benefits, and incentive compensation by $0.2 million in the current quarter as a result of the company-wide reduction in force and cost savings initiative in the current fiscal year.

     Recovery (Impairment Loss) of Minority Investment. During the six months ended December 31, 2004, we became aware of circumstances that provide evidence of an other than temporary impairment of our investment in Everstream. Based upon an evaluation of the investment in Everstream during this period, we recorded an impairment charge of $413,000 and reduced our "Investment in minority owned company" to $140,000. Should there be evidence of further impairment in the future, we will record additional impairment charges related to this investment.

     During the six months ended December 31, 2003 we received $2.8 million in cash from continued monetization of the Thirdspace assets and settlement of its liabilities for which we recorded a gain in the Statement of Operations. An additional $0.1 million recovery of Thirdspace assets was recognized in the six months ended December 31, 2004, partially offsetting the $413,000 Everstream impairment charge.

     Provision for Income Taxes. We recorded income tax expense for our domestic and foreign subsidiaries of $66,000 during the six months ended
December 31, 2004, which is related primarily to foreign withholding taxes and income earned in foreign locations, which cannot be offset by net operating loss carryforwards. For the same period of the prior fiscal year, we recorded income tax expense for our domestic and foreign subsidiaries of $1,060,000. This expense was primarily attributable to U.S. federal income tax that was offset by net operating losses originating prior to our quasi-reorganization in November 1991. For accounting purposes, the benefit from the utilization of the pre quasi-reorganization net operating losses must be recognized directly in equity rather than through the income statement.

     Net Income (Loss). The net loss for the six months ended December 31, 2004 was $6.5 million or $0.10 per basic and diluted share compared to net income for the six months ended December 31, 2003 of $1.8 million or $0.03 per basic and diluted share.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

     - the rate of growth, if any, of new VOD market deployments and the pace at which domestic and international cable companies and telephone companies implement VOD technology;

     - the rate of growth, if any, of expansions of previously deployed VOD systems;

     - the actual versus anticipated decline in revenue from maintenance of ISD proprietary systems;

     -    revenues from ISD systems;

     - ongoing cost control actions and expenses, including for example, research and development and capital expenditures;

     -    the margins on our VOD and ISD businesses;

     -    our ability to raise additional capital, if necessary;

     -    our ability to obtain additional bank financing, if necessary;

     -    our ability to meet the covenants contained in our Credit Agreement;

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

     We used $6.9 million of cash from operating activities during the six months ended December 31, 2004 compared to using $4.8 million of cash during the same period of the prior year. The decrease in cash from operations was primarily due to changes in working capital and operating losses during the current year.

     We invested $0.9 million in property, plant and equipment during the six months ended December 31, 2004 compared to $2.1 million during the six months ended December 31, 2003. Capital additions during each of these periods related primarily to product development and testing equipment, demonstration equipment and equipment loans to our customers for our VOD division. We expect a similar mix of capital additions during the remainder of this fiscal year.

     In the prior fiscal year, we received $2.8 million from the continued liquidation of Thirdspace during the six months ended December 31, 2003.

     During the quarter ended December 31, 2004, we executed a Loan and Credit Agreement with Silicon Valley Bank. The Credit Agreement provides for a two year $10 million revolving credit line and a three year $3 million term loan. As of December 31, 2004, we had no amounts drawn under the Revolver and had drawn down the entire $3.0 million under the Term Loan.

     Interest on all outstanding amounts under the Revolver is payable monthly at the prime rate (5.25% at December 31, 2004) plus 3.25% per annum, and interest on all outstanding amounts under the Term Loan is payable monthly at a rate of 8.0% per annum. The Term Loan is repayable in 36 equal monthly principal and interest installments of $94,000 and the outstanding principal of the Revolver is due on December 23, 2006, unless the Revolver is terminated earlier in accordance with its terms.

     In addition, the Credit Agreement contains certain financial covenants, including required financial ratios and a minimum tangible net worth, and customary restrictive covenants concerning our operations. We were in compliance with these covenants at December 31, 2004. The Credit Agreement is attached as Exhibit 10.1.

     As part of our cost reduction initiative implemented during the current fiscal year, we anticipate reducing our breakeven point. If revenues do not reach these breakeven levels or our cost reduction efforts are not as successful as planned, then we will continue to use cash. Our working capital has declined from $43.5 million at June 30, 2002 to $25.2 million at December 31, 2004, which includes amounts drawn under our new Credit Agreement. If our VOD revenue does not increase and stabilize in future periods, we will continue to use cash in operating activities, which will cause working capital to further decline. If this situation continues, we may need to raise additional funds through an offering of stock or debt, in addition to our Credit Agreement with the bank. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     Our only significant contractual obligations and commitments relate to repayment of a three year Term Loan that was funded during the quarter ended December 31, 2004 and certain operating leases for sales, service and manufacturing facilities in the United States, Europe and Asia. The future payments required under our Term Loan and operating lease obligations, as of December 31, 2004, are as follows:

                                                        PAYMENTS DUE BY FISCAL YEAR
                                          -----------------------------------------------------
                                                          (DOLLARS IN THOUSANDS)
CONTRACTUAL OBLIGATIONS                    TOTAL    2005   2006-2007   2008-2009    THEREAFTER
----------------------------------------  -------  ------  ----------  ----------  ------------

Note payable to bank                      $ 3,000  $  463  $    1,988  $      549  $          -
Interest payments - note payable to bank      373      99         261          13             -
Operating leases                            9,141   1,351       4,585       2,474           731
                                          -------  ------  ----------  ----------  ------------
    Total contractual obligations         $12,514  $1,913  $    6,834  $    3,036  $        731
                                          =======  ======  ==========  ==========  ============

     CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements made or incorporated by reference in this release may constitute "forward-looking statements" within the meaning of the federal securities laws. When used or incorporated by reference in this release, the words "believes," "expects," "estimates," "anticipates," and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of our forward-looking statements in this quarterly report include, but are not limited to, our pricing trends, our expected cash position, our expectations of market share and growth, and our international opportunities with Alcatel. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: our ability to keep our customers satisfied; availability of video-on-demand content; delays or cancellations of customer orders; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage growth; delays in testing and introductions of new products; rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the highly competitive environment in which we operate and predatory pricing pressures; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new products in both the VOD and ISD divisions; financing for working capital needs; the availability of Linux software in light of issues raised by SCO Group; capital spending patterns by a limited customer base; and customer obligations that could impact revenue recognition.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We are exposed to the impact of interest rate changes on our short-term cash investments, which are backed by U.S. government obligations, and other investments in respect of institutions with the highest credit ratings, all of which have maturities of three months or less. These short-term investments carry a degree of interest rate risk. We believe that the impact of a 10% increase or decline in interest rates would not be material to our investment income. We are also exposed to fluctuations in interest rates as we seek debt to sustain our operations. At December 31, 2004, 100% of our debt was in fixed-rate instruments, as our variable rate revolving credit facility was unfunded. We consider the fair value of all financial instruments not to be materially different from their carrying value at quarter end.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Concurrent's Annual Meeting of Stockholders was held on October 20, 2004. The results of the voting were as follows:

     - The following persons were elected as directors to serve until the next annual meeting of stockholders: Alex B. Best (57,640,576 votes for, 1,972,529 votes withheld), Charles Blackmon (57,677,760 votes for, 1,935,345 votes withheld), Michael A. Brunner (56,915,020 votes for, 2,698,085 votes withheld), C. Shelton James (57,483,412 votes for, 2,129,693 votes withheld),

          Steve G. Nussrallah (56,495,206 votes for, 3,117,899 votes withheld), and T. Gary Trimm (57,612,216 votes for, 2,000,889 votes withheld).

     - The selection by the Audit Committee of Deloitte & Touch LLP as Concurrent's independent auditors for the fiscal year ending June 30, 2005 was ratified (59,169,863 votes for, 221,042 votes against, 222,200 votes abstained).

     - The approval of an amendment to the Concurrent Computer Corporation 2001 Stock Option Plan to increase the number of shares authorized by 4,000,000 (20,572,488 votes for, 6,240,500 votes against, 611,063 votes  abstained).


ITEM 6.     EXHIBITS

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
               Registrant and American Stock Transfer & Trust Company, as Rights Agent
               (incorporated by reference to the Registrant's Current Report on Form 8-K/A filed on
               August 12, 2002).
      10.1**-  Loan and Security Agreement.
      10.2**-  Schedule of Officers who have entered into the Form Indemnification Agreement
               (Incorporated by reference to the Registrant's Quarterly report on Form 10-Q for the quarter ended September 30, 2003).
      10.3**-  Employment Agreement dated as of February 1, 2005 between the Registrant and Greg Wilson.
      10.4**-  Protective Agreement dated as of February 1, 2005 between the Registrant and Greg Wilson.
      10.5**-  Employment Agreement dated as of February 4, 2005 between the Registrant and John Welch.
      10.6**-  Protective Agreement dated as of February 4, 2005 between the Registrant and John Welch.
      10.7**-  Employment Agreement dated as of February 4, 2005 between the Registrant and Gary Brust.
      10.8**-  Protective Agreement dated as of February 4, 2005 between the Registrant and Gary Brust.
      11.1* -  Statement Regarding Computation of Per Share Earnings.
      31.1**-  Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-
               Oxley Act of 2002.
      31.2**-  Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-
               Oxley Act of 2002.
      32.1**-  Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      32.2**-  Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date: February 4, 2005              CONCURRENT COMPUTER CORPORATION




                                    By:  /s/  Greg Wilson
                                         ---------------------
                                    Greg Wilson
                                    Chief Financial Officer
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
         American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the
         Registrant's Current Report on Form 8-K/A filed on August 12, 2002).
11.1* -  Statement Regarding Computation of Per Share Earnings.
10.1**-  Loan and Security Agreement.
10.2**-  Schedule of Officers who have entered into the Form Indemnification Agreement (Incorporated by reference to the Registrant's Quarterly report on Form 10-Q for the quarter ended September 30, 2003).
10.3**-  Employment Agreement dated as of February 1, 2005 between the Registrant and Greg Wilson.
10.4**-  Protective Agreement dated as of February 1, 2005 between the Registrant and Greg Wilson.
10.5**-  Employment Agreement dated as of February 4, 2005 between the Registrant and John Welch.
10.6**-  Protective Agreement dated as of February 4, 2005 between the Registrant and John Welch.
10.7**-  Employment Agreement dated as of February 4, 2005 between the Registrant and Gary Brust.
10.8**-  Protective Agreement dated as of February 4, 2005 between the Registrant and Gary Brust.
31.1**-  Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**-  Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**-  Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**-  Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.



* Data required by Statement of Financial Accounting Standards No. 128, "Earnings per Share," is provided in the Notes to the condensed consolidated financial statements in this report.

**  Filed  herewith.