Form 10-Q
period 2005-03-31
CONCURRENT COMPUTER CORP/DE
filed 2005-05-05
CIK 749038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

        (Mark One)

          [X]    Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2005

                                       or

          [_]    Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

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


Indicate  by  check  mark  whether  the  Registrant:  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]     No[_]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                Yes [X]     No[_]

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of April 27, 2005 was 63,670,885.

                                      CONCURRENT COMPUTER CORPORATION
                                               FORM 10-Q
                           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2005

                                           TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
                                    Part I - Financial Information
                                    ------------------------------
Item 1.  Condensed Consolidated Financial Statements                                                2
           Condensed Consolidated Balance Sheets (Unaudited)
           Condensed Consolidated Statements of Operations (Unaudited)
           Condensed Consolidated Statements of Cash Flows (Unaudited)
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     15
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                25
Item 4.  Controls and Procedures                                                                   25
                                     Part II - Other Information
                                     ---------------------------
Item 1.  Legal Proceedings                                                                         26
Item 6.  Exhibits                                                                                  26
           EX-31.1 SECTION 302 CERTIFICATION OF CEO
           EX-31.2 SECTION 302 CERTIFIACTION OF CFO
           EX-32.1 SECTION 906 CERTIFICATION OF CEO
           EX-32.2 SECTION 906 CERTIFICATION OF CFO

PART I   FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         CONCURRENT COMPUTER CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                MARCH 31,    JUNE 30,
                                                                  2005         2004
                                                               -----------  ----------
                               ASSETS
Current assets:
    Cash and cash equivalents                                  $   19,828   $  27,928
    Accounts receivable, less allowance for doubtful
        accounts of $200 at March 31, 2005 and June 30, 2004       18,349      10,192
    Inventories - net                                               6,694       9,617
    Deferred tax asset - net                                          575         517
    Prepaid expenses and other current assets                       1,505         861
                                                               -----------  ----------
        Total current assets                                       46,951      49,115

Property, plant and equipment - net                                 8,968      11,569
Purchased developed computer software - net                           871       1,013
Goodwill                                                           10,744      10,744
Investment in minority owned company                                  140         553
Other long-term assets - net                                        1,426       1,548
                                                               -----------  ----------
        Total assets                                           $   69,100   $  74,542
                                                               ===========  ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                      $   14,398   $  12,069
    Notes payable to bank, current portion                            934           -
    Deferred revenue                                                6,825      10,668
                                                               -----------  ----------
        Total current liabilities                                  22,157      22,737

Long-term liabilities:
    Deferred revenue                                                2,987       4,117
    Deferred tax liability                                            310         278
    Pension liability                                               1,580       1,372
    Notes payable to bank, less current portion                     1,828           -
    Other                                                             284         312
                                                               -----------  ----------
        Total liabilities                                          29,146      28,816


Stockholders' equity:
    Common stock                                                      637         628
    Capital in excess of par value                                175,806     174,338
    Accumulated deficit                                          (135,371)   (128,712)
    Treasury stock                                                      -         (42)
    Unearned compensation                                          (1,574)       (351)
    Accumulated other comprehensive income (loss)                     456        (135)
                                                               -----------  ----------
        Total stockholders' equity                                 39,954      45,726
                                                               -----------  ----------

Total liabilities and stockholders' equity                     $   69,100   $  74,542
                                                               ===========  ==========


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                     CONCURRENT COMPUTER CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                                               MARCH 31,                 MARCH 31,
                                                           2005         2004         2005         2004
                                                        -----------  -----------  -----------  -----------
Revenues:
    Product                                             $   14,391   $   18,214   $   40,699   $   48,920
    Service                                                  5,458        5,397       16,504       16,219
                                                        -----------  -----------  -----------  -----------
        Total revenues                                      19,849       23,611       57,203       65,139

Cost of sales:
    Product                                                  5,747        9,643       19,294       22,768
    Service                                                  3,132        3,072        9,904        9,106
                                                        -----------  -----------  -----------  -----------
        Total cost of sales                                  8,879       12,715       29,198       31,874
                                                        -----------  -----------  -----------  -----------

Gross margin                                                10,970       10,896       28,005       33,265

Operating expenses:
    Sales and marketing                                      4,333        4,259       12,897       12,768
    Research and development                                 4,447        5,091       14,299       14,464
    General and administrative                               2,363        2,656        7,144        7,000
                                                        -----------  -----------  -----------  -----------
        Total operating expenses                            11,143       12,006       34,340       34,232
                                                        -----------  -----------  -----------  -----------

Operating loss                                                (173)      (1,110)      (6,335)        (967)

Recovery (impairment loss) of minority investment                -          289         (313)       3,047
Interest income                                                109           97          297          241
Interest expense                                               (75)          (2)         (89)          (8)
Other expense                                                  (36)         (37)        (137)        (191)
                                                        -----------  -----------  -----------  -----------
Income (loss) before income taxes                             (175)        (763)      (6,577)       2,122

Provision (benefit) for income taxes                             2         (700)          68          360
                                                        -----------  -----------  -----------  -----------
Net income (loss)                                       $     (177)  $      (63)  $   (6,645)  $    1,762
                                                        ===========  ===========  ===========  ===========
Net income (loss) per share
        Basic                                           $    (0.00)  $    (0.00)  $    (0.11)  $     0.03
                                                        ===========  ===========  ===========  ===========
        Diluted                                         $    (0.00)  $    (0.00)  $    (0.11)  $     0.03
                                                        ===========  ===========  ===========  ===========
        Weighted average shares outstanding - basic         62,758       62,565       62,728       62,318
                                                        ===========  ===========  ===========  ===========
        Weighted average shares outstanding - diluted       62,758       62,565       62,728       63,259
                                                        ===========  ===========  ===========  ===========


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                         CONCURRENT COMPUTER CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                      NINE MONTHS ENDED
                                                                          MARCH 31,
                                                                      2005         2004
                                                                   -----------  -----------
OPERATING ACTIVITIES
Net income (loss)                                                  $   (6,645)  $    1,762
Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
    Reduction in accrual of non-cash warrants, net                          -       (1,084)
    Depreciation and amortization                                       4,055        3,986
    Provision for inventory reserves                                       31          686
    Reversal of provision for bad debts                                     -         (601)
    Non-cash income tax provision                                           -           99
    Impairment (recovery) of minority investments                         313       (3,047)
    Other non cash expenses                                               194           59
    Changes in operating assets and liabilities:
      Accounts receivable                                              (8,157)     (10,506)
      Inventories                                                       2,892       (1,854)
      Prepaid expenses and other current assets                          (574)        (326)
      Other long-term assets                                              222          (93)
      Accounts payable and accrued expenses                             2,329         (794)
      Deferred revenue                                                 (4,973)       4,765
      Pension liability                                                   118        1,584
      Other long-term liabilities                                          21           47
                                                                   -----------  -----------
    Total adjustments to net income (loss)                             (3,529)      (7,079)
                                                                   -----------  -----------
Net cash used in operating activities                                 (10,174)      (5,317)

INVESTING ACTIVITIES
    Net additions to property, plant and equipment                     (1,247)      (3,458)
    Repayment of note receivable from minority owned company                -        3,047
                                                                   -----------  -----------
Net cash used in investing activities                                  (1,247)        (411)

FINANCING ACTIVITIES
    Proceeds from note payable to bank, net of issuance expenses        2,930            -
    Repayment of note payable to bank                                    (238)           -
    Repayment of capital lease obligation                                 (49)         (69)
    Proceeds from sale of treasury stock                                   28            -
    Proceeds from sale and issuance of common stock                        57        1,182
                                                                   -----------  -----------
Net cash provided by financing activities                               2,728        1,113

Effect of exchange rates on cash and cash equivalents                     593         (376)
                                                                   -----------  -----------

Decrease in cash and cash equivalents                                  (8,100)      (4,991)
Cash and cash equivalents at beginning of period                       27,928       30,697
                                                                   -----------  -----------
Cash and cash equivalents at end of period                         $   19,828   $   25,706
                                                                   ===========  ===========

Cash paid during the period for:
    Interest                                                       $       54   $        7
                                                                   ===========  ===========
    Income taxes (net of refunds)                                  $      331   $      408
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

                         CONCURRENT COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   OVERVIEW OF BUSINESS AND BASIS OF PRESENTATION

     Concurrent Computer Corporation ("Concurrent") is a leading supplier of high-performance computer systems, software, and services. The computer systems and software fall under two product lines: on-demand (formerly "VOD") and real-time (formerly "Integrated Solutions")

     Concurrent's on-demand product line provides on-demand systems consisting of hardware and software as well as integration services, primarily to residential cable companies that have upgraded their networks to support interactive, digital services.

     Concurrent's real-time product line provides high-performance, real-time computer systems to commercial and government customers for use in applications such as simulation and data acquisition.

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

   Concentration of Credit Risk

     Concurrent assesses credit risk through ongoing credit evaluations of customers' financial condition and collateral is generally not required in connection with its products and services. As of March 31, 2005, there were three customers that each accounted for 10% or more of trade receivables. One customer accounted for $4,522,000, or 25% of trade receivables, a second customer accounted for $2,426,000, or 13% of trade receivables, and a third customer accounted for $1,835,000, or 10% of trade receivables. As of June 30, 2004, there were 2 customers that each accounted for 10% or more of trade receivables. One customer accounted for $2,715,000, or 26% of trade receivables and the other accounted for $1,089,000, or 10% of trade receivables.

   Recently Issued Accounting Pronouncements

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4". SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period expenses. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement is not expected to have a material impact on Concurrent's financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment". SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods and services by issuing its shares, share options, or other equity instruments or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity's shares or other equity instruments or (b) that require settlement by the issuing entity's equity shares or other equity instruments. SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. SFAS 123(R) will be effective for annual periods beginning after June 15, 2005. Concurrent is continuing to evaluate and determine the impact SFAS 123(R) will have on its fiscal 2006 interim and annual financial statements, beginning with the first quarter of fiscal 2006.

     In December 2004, the FASB issued FASB Staff Position ("FSP") 109-1, "Application of FASB Statement No. 109", and "Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004" (the "Jobs Act"). FSP 109-1 requires that the generation deduction be accounted for as a special tax deduction rather than as a tax rate reduction. Concurrent is currently assessing the Jobs Act and this pronouncement, as well as the related regulatory treatment, but currently does not expect a material impact on Concurrent's consolidated financial statements.

     In December 2004, the FASB issued FSP No.109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." FSP 109-2 provides guidance under SFAS 109 with respect to recording the potential impact of the repatriation provisions of the Jobs Act on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Concurrent has not yet completed its evaluation of the impact of the repatriation provisions of the Jobs Act. Accordingly, as provided for in FSP 109-2, Concurrent has not adjusted its income tax provision or deferred tax liabilities to reflect the repatriation provisions of the Jobs Act.

     In December 2004, the FASB issued SFAS 153, "Exchange of Non-monetary Assets." SFAS 153 addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions" is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on Concurrent's consolidated financial statements.

     In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143". The FASB issued FIN 47 to address diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 concludes that an entity must recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the entity can reasonably estimate the liability's fair value. The adoption of this Statement is not expected to have a material impact on Concurrent's financial position or results of operations.

2.   BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed in accordance with SFAS No. 128, "Earnings Per Share," by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Diluted earnings per common share assumes exercise of outstanding stock options and vesting of time and performance based restricted stock when the effects of such assumptions are dilutive. Common share equivalents of 6,727,000 and 6,108,000 for the three month periods ended March 31, 2005 and 2004, respectively, were excluded from the calculation as their effect was antidilutive. Common share equivalents of 6,418,000 and 5,406,000 for the nine month periods ended March 31, 2005 and 2004, respectively, were excluded from the calculation as their effect was antidilutive. The following table presents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the periods indicated:

         (DOLLARS AND SHARE DATA IN THOUSANDS,                 THREE MONTHS ENDED        NINE MONTHS ENDED
                EXCEPT PER SHARE AMOUNTS)                           MARCH 31,                 MARCH 31,
                                                                2005         2004         2005         2004
                                                             -----------  -----------  -----------  ----------
Basic and diluted earnings per share (EPS) calculation:
    Net income (loss)                                        $     (177)  $      (63)  $   (6,645)  $    1,762
                                                             ===========  ===========  ===========  ==========

Basic weighted average number of shares outstanding              62,758       62,565       62,728       62,318
  Effect of dilutive securities:
    Shares issued upon assumed exercise of stock options              -            -            -          800
    Shares issued upon assumed vesting of restricted stock            -            -            -          141
                                                             -----------  -----------  -----------  ----------
Diluted weighted average number of shares outstanding            62,758       62,565       62,728       63,259
                                                             ===========  ===========  ===========  ==========
Basic EPS                                                    $    (0.00)  $    (0.00)  $    (0.11)  $     0.03
                                                             ===========  ===========  ===========  ==========
Diluted EPS                                                  $    (0.00)  $    (0.00)  $    (0.11)  $     0.03
                                                             ===========  ===========  ===========  ==========

3.   STOCK-BASED COMPENSATION

     At March 31, 2005, Concurrent had stock-based employee compensation plans which are described in Note 14 to the annual report on Form 10-K for the year ended June 30, 2004. Concurrent accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. For the three and nine months ended March 31, 2005, Concurrent recognized $78,000 and $197,000, respectively, of stock compensation expense for the issuance of restricted stock awards. For the three and nine months ended March 31, 2004, Concurrent recognized $19,000 and $85,000, respectively, of stock compensation expense for the issuance of restricted stock awards. There is no other expense for stock options in the reported net income (loss) for the three and nine month periods ended March 31, 2005 and 2004. Concurrent issued 1,041,000 shares of restricted stock during the nine months ended March 31, 2005 and initially recorded $1,946, 000 of unearned compensation as a contra-equity account, which will be amortized over the vesting period. A portion of the restricted stock vests over time and a portion vests based upon performance criteria. Because a portion of this restricted stock plan is performance based, that portion must be accounted for using variable accounting, requiring interim estimates of compensation expense. Interim measures of compensation expense are based on a combination of the fair-value of the stock as of the end of the reporting period and an assessment of whether the performance criteria will ultimately be met. The changes in the unearned compensation during the nine months ended March 31, 2005 were as follows (in thousands):

Unearned compensation, June 30, 2004       $  (351)
    Issuance of restricted stock            (1,946)
    Retirement of restricted stock             621
    Amortization of unearned compensation      197
    Revaluation of performance shares          (95)
                                           --------
Unearned compensation, March 31, 2005      $(1,574)
                                           ========

     In accordance with SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123," the following table illustrates the effect on net income (loss) and earnings (loss) per share if Concurrent had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       MARCH 31,                 MARCH 31,
                                                   2005         2004         2005         2004
                                                -----------  -----------  -----------  -----------
Net income (loss) as reported                   $     (177)  $      (63)  $   (6,645)  $    1,762

  Deduct: Total stock-based employee
    compensation expense determined under
    the fair value method, net of related taxes       (805)      (1,093)      (2,584)      (3,157)
                                                -----------  -----------  -----------  -----------
  Pro forma net income (loss)                   $     (982)  $   (1,156)  $   (9,229)  $   (1,395)
                                                ===========  ===========  ===========  ===========
Net income (loss) per share:

  Basic- as reported                            $    (0.00)  $    (0.00)  $    (0.11)  $     0.03
                                                ===========  ===========  ===========  ===========
  Basic-pro forma                               $    (0.02)  $    (0.02)  $    (0.15)  $    (0.02)
                                                ===========  ===========  ===========  ===========
  Diluted-as reported                           $    (0.00)  $    (0.00)  $    (0.11)  $     0.03
                                                ===========  ===========  ===========  ===========
  Diluted-pro forma                             $    (0.02)  $    (0.02)  $    (0.15)  $    (0.02)
                                                ===========  ===========  ===========  ===========

     The weighted-average assumptions used for the three months ended March 31, 2005, and 2004 were: expected dividend yield of 0.0% for both periods; risk-free interest rate of 4.3% and 3.1%, respectively; expected life of 6 years for both periods; and an expected volatility of 92.0% and 110.6%, respectively. The weighted-average assumptions used for the nine months ended March 31, 2005, and 2004 were: expected dividend yield of 0.0% for both periods; risk-free interest rate of 3.9% and 3.3%, respectively; expected life of 6 years for both periods; and an expected volatility of 97.5% and 111.2%, respectively.

     Because additional option grants are expected to be made in the future and options vest over several periods, the above pro forma disclosures are not representative of pro forma effects on reported net income (loss) for future periods.

4.   REVENUE RECOGNITION AND RELATED MATTERS

     On-demand and real-time revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition" ("SOP 97-2") and related amendments, SOP
98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". Concurrent recognizes revenue from on-demand and real-time sales when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable. Under multiple element arrangements, Concurrent allocates revenue to the various elements based on vendor-specific objective evidence ("VSOE") of fair value. Concurrent's VSOE of fair value is determined based on the price charged when the same element is sold separately. If evidence of fair value does not exist for all elements in a multiple element arrangement, Concurrent recognizes revenue using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue.

5.   INVENTORIES

     Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method. Concurrent establishes excess and obsolete inventory reserves based upon historical and anticipated usage. The components of inventories are as follows (dollars in thousands):

                     MARCH 31,   JUNE 30,
                       2005        2004
                    ----------  ---------
Raw materials, net  $    5,255  $   7,361
Work-in-process            938      1,229
Finished goods             501      1,027
                    ----------  ---------
                    $    6,694  $   9,617
                    ==========  =========

     At March 31, 2005 and June 30, 2004, some portion of Concurrent's inventory was in excess of the current requirements based upon the planned level of sales for future years. Accordingly, Concurrent had inventory valuation allowances for raw materials of $2.0 million and $3.0 million which would reduce the value of the inventory to its estimated net realizable value at March 31, 2005 and June 30, 2004, respectively.

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

     In the nine months ended March 31, 2004, Concurrent received in the aggregate, $3.0 million in proceeds as a result of the sale of certain assets of Thirdspace. During the remainder of fiscal 2004, Concurrent received an additional $56,000 in proceeds as a result of the sale of the majority of Thirdspace's remaining assets. Thirdspace's only significant remaining asset is a right to 40% of amounts recovered by nCube Corporation, now part of C-Cor, Incorporated ("nCube"), if any, from the lawsuit brought by nCube against SeaChange International, Inc., alleging patent infringement. The likelihood of collecting this asset, and the amount and timing of such collection is uncertain and as a result Concurrent has not recorded the gain contingency. Pursuant to the sale of the assets of Thirdspace to Alcatel, Concurrent believes that it has the right to the first approximately $3.0 million of such recovery, if any. Beyond any such recovery, Concurrent does not anticipate further cash proceeds related to the liquidation of Thirdspace's remaining assets.

     In April 2002, Concurrent invested cash of $553,000 in Everstream Holdings, Inc. ("Everstream") in exchange for 480,770 shares of Series C Preferred stock, giving Concurrent a 4.9% ownership interest. Everstream is a privately held company specializing in broadband advertising systems, operations and data warehousing software and related integration services. Concurrent is accounting for its investment in the Series C Preferred stock of Everstream using the cost method because Concurrent does not believe it exercises significant influence on Everstream. During the nine months ended March 31, 2005, Concurrent became aware of circumstances that provide evidence of an "other than temporary" impairment of Concurrent's investment in Everstream, in accordance with EITF 03-01. Based upon an evaluation of the investment in Everstream during this period, Concurrent recorded an impairment charge of $413,000 in the Statement of Operations, under the line item, "Recovery (impairment loss) of minority investment", and reduced its "Investment in minority owned company" to $140,000. Should there be evidence of further impairment in the future; Concurrent will record additional impairment charges related to this investment.

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The components of accounts payable and accrued expenses are as follows (in thousands):

                                       MARCH 31,   JUNE 30,
                                         2005       2004
                                      ----------  ---------
Accounts payable, trade               $    6,674  $   3,487
Accrued payroll, vacation, severance
  and other employee expenses              4,344      5,420
Warranty accrual                             755      1,122
Other accrued expenses                     2,625      2,040
                                      ----------  ---------
                                      $   14,398  $  12,069
                                      ==========  =========

     Concurrent's estimate of warranty obligations is based on historical experience and expectation of future conditions. The changes in the warranty accrual during the nine months ended March 31, 2005 were as follows (in thousands):

Balance at June 30, 2004       $1,122
Charged to costs and expenses     316
Deductions                       (683)
                               -------
Balance at March 31, 2005      $  755
                               =======

8.   COMPREHENSIVE INCOME

     Concurrent's total comprehensive income (loss) is as follows (in thousands):

                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        MARCH 31,                 MARCH 31,
                                                   2005         2004         2005         2004
                                                -----------  -----------  -----------  -----------
Net income (loss)                               $     (177)  $      (63)  $   (6,645)  $    1,762

Other comprehensive income:
  Foreign currency translation income (loss)          (335)        (188)         591         (174)
                                                -----------  -----------  -----------  -----------
Total comprehensive income (loss)               $     (512)  $     (251)  $   (6,054)  $    1,588
                                                ===========  ===========  ===========  ===========

9.   PRODUCT LINE AND GEOGRAPHIC INFORMATION

     During the three month period ended March 31, 2005, Concurrent changed its management structure and reportable segments. Concurrent is now operating as a united company by consolidating the real-time and on-demand operating divisions. During the three months ended March 31, 2005, the divisional structure was officially consolidated under a functional organization with real-time and on-demand product lines. Effective March 31, 2005, Concurrent operates under one segment, in accordance with SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." As a result of the change in reportable segment, Concurrent has recast the following information to provide product line and service information, as well as geographic information, for each applicable period.

     The following summarizes the revenues, costs of sales, and margins by product line and service for the three and nine month periods ended March 31, 2005 and March 31, 2004, respectively (dollars in thousands):

                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                    MARCH 31,                 MARCH 31,
                                2005         2004         2005         2004
                             -----------  -----------  -----------  -----------
Revenues:
    Real-time systems        $    7,499   $    4,964   $   19,194   $   14,955
    On-demand systems             6,892       13,250       21,505       33,965
    Service                       5,458        5,397       16,504       16,219
                             -----------  -----------  -----------  -----------
        Total revenues       $   19,849   $   23,611   $   57,203   $   65,139

Cost of sales:
    Real-time systems        $    2,693   $    1,909   $    7,677   $    5,893
    On-demand systems             3,054        7,734       11,617       16,875
    Service                       3,132        3,072        9,904        9,106
                             -----------  -----------  -----------  -----------
        Total cost of sales  $    8,879   $   12,715   $   29,198   $   31,874

Gross margin:
    Real-time system margin  $    4,806   $    3,055   $   11,517   $    9,062
    On-demand system margin       3,838        5,516        9,888       17,090
    Service margin                2,326        2,325        6,600        7,113
                             -----------  -----------  -----------  -----------
        Total margin         $   10,970   $   10,896   $   28,005   $   33,265

Gross margin
    Real-time system margin        64.1%        61.5%        60.0%        60.6%
    On-demand system margin        55.7%        41.6%        46.0%        50.3%
    Service margin                 42.6%        43.1%        40.0%        43.9%
                             -----------  -----------  -----------  -----------
        Total gross margin         55.3%        46.1%        49.0%        51.1%

The following summarizes the revenues by geographic locations for the three and nine month periods ended March 31, 2005 and March 31, 2004, respectively (dollars in thousands):

                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                           MARCH 31,              MARCH 31,
                                       2005        2004        2005        2004
                                    ----------  ----------  ----------  ----------
United States                       $   12,725  $   19,848  $   40,860  $   54,837

    Japan                                4,937       1,324       7,962       2,981
    Other Asia Pacific countries           260         852       1,918       2,488
                                    ----------  ----------  ----------  ----------
Asia Pacific                             5,197       2,176       9,880       5,469

Europe                                   1,880       1,461       6,157       4,461

Other foreign countries                     47         126         306         372
                                    ----------  ----------  ----------  ----------
        Total revenue               $   19,849  $   23,611  $   57,203  $   65,139
                                    ==========  ==========  ==========  ==========

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for any one of the indicated periods:

              THREE MONTHS ENDED      NINE MONTHS ENDED
                   MARCH 31,              MARCH 31,
               2005        2004        2005        2004
            ----------  ----------  ----------  ----------
Customer A         20%         12%         18%         14%
Customer B         16%          0%          8%          0%
Customer C         12%         35%         15%         31%
Customer D          5%         17%          6%          9%
Customer E          3%          4%          3%         12%

10.  ISSUANCE AND ACCRUAL OF NON-CASH WARRANTS

     Comcast Cable Communications Inc. Warrants

     On March 29, 2001, Concurrent entered into a definitive purchase agreement with Comcast Cable, providing for the purchase of on-demand products. As part of that agreement Concurrent agreed to issue warrants to purchase shares of its common stock based upon the volume of purchases of Concurrent's products.

     Through March 31, 2004, the expiration date of the agreement, Comcast earned a total of 268,543 warrants, which have all been issued and expire at various dates through June 4, 2008. These warrants are exercisable over a four year term and have exercise prices between $2.62 and $15.02. All of these warrants were outstanding as of March 31, 2005.

     Concurrent recognized the value of the warrants over the term of the agreement as Comcast purchased additional on-demand servers from Concurrent and made the service available to its customers. As this agreement expired during fiscal 2004, Concurrent did not recognize any increase in, or reduction to, revenue during the three and nine month periods ended March 31, 2005. For the three and nine month periods ended March 31, 2004, Concurrent recognized $194,000 and $237,000, respectively, as a reduction in revenue for the warrants that were earned during those respective periods.

     As of March 31, 2004, Concurrent determined the value of the warrants using the Black-Scholes valuation model. The weighted-average assumptions used for the three months ended March 31, 2004 were: expected dividend yield of 0.0%; risk-free interest rate of 2.5%; expected life of 4 years; and an expected volatility of 111.0%.

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

     Scientific Atlanta, Inc. Warrants

     In accordance with a five year definitive agreement with Scientific Atlanta, Inc. ("SAI") executed in August of 1998, Concurrent agreed to issue warrants to SAI upon achievement of pre-determined revenue targets. Concurrent accrued for this cost as a part of cost of sales at the time of recognition of applicable revenue. Concurrent issued warrants to purchase 261,164 of its common stock to SAI upon reaching the first $30 million threshold on April 1, 2002, exercisable at $7.106 per share over a four-year term, all of which are still outstanding as of March 31, 2005. These warrants expire on April 1, 2006.

     The five year definitive agreement with SAI expired on August 17, 2003, and at that time Concurrent had not reached the second $30 million threshold of revenue using the SAI platform. As a result, Concurrent was not obligated to issue warrants under the agreement regarding the second $30 million threshold, and accordingly, reversed $1.3 million of expense in the nine months ended March 31, 2004, which had been previously accrued in anticipation of reaching the next $30 million threshold. This reversal was recorded in on-demand product cost of sales.

11.  TERM LOAN AND REVOLVING CREDIT FACILITY

     On December 23, 2004, Concurrent executed a Loan and Security Agreement ("Credit Agreement") with Silicon Valley Bank ("SVB"). The Credit Agreement provides for a two year maximum of $10,000,000 revolving credit line ("Revolver") and a three year $3,000,000 term loan ("Term Loan") and is secured by substantially all of the assets of Concurrent. Based on the borrowing formula and Concurrent's financial position as of March 31, 2005, $3.9 million would have been available to Concurrent under the Revolver. The Revolver and the Term Loan expire on December 23, 2006, and December 23, 2007, respectively. Both agreements can be terminated earlier upon a default, as defined in the Credit Agreement. The Credit Agreement was filed on February 4, 2005 as Exhibit 10.1 to our Form 10-Q. As of March 31, 2005, Concurrent had no amounts drawn under the Revolver and the balance of the Term Loan was as follows:

                           MARCH 31,   JUNE 30,
                             2005       2004
                          ----------  ---------
Term note                 $    2,762  $       -
Less current portion             934          -
                          ----------  ---------
    Total long-term debt  $    1,828  $       -
                          ==========  =========

     Interest on all outstanding amounts under the Revolver is payable monthly at the prime rate (5.75% at March 31, 2005) plus 3.25% per annum, and interest on all outstanding amounts under the Term Loan is payable monthly at a rate of 8.0% per annum. The Term Loan is repayable in 36 equal monthly principal and interest installments of $94,000 and the outstanding principal of the Revolver is due on December 23, 2006, unless the Revolver is terminated earlier in accordance with its terms.

     In addition, the Credit Agreement contains certain financial covenants, including required financial ratios and a minimum tangible net worth, and customary restrictive covenants concerning Concurrent's operations. Concurrent was in compliance with these covenants at March 31, 2005.

12.  RETIREMENT PLANS

     The following table provides a detail of the components of net periodic benefit cost for the three and nine months ended March 31, 2005 and 2004 (in thousands):

                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                               MARCH 31,                 MARCH 31,
                                                           2005         2004         2005         2004
                                                        -----------  -----------  -----------  -----------
Service cost                                            $        7   $       99   $       20   $      280
Interest cost                                                   53          312          154          881
Expected return on plan assets                                 (23)        (215)         (66)        (608)
Amortization of unrecognized net transition obligation           8          (19)          24          (54)
Amortization of unrecognized prior service benefit               -            7            -           19
Recognized actuarial loss                                        1          108            2          304
                                                        -----------  -----------  -----------  -----------
Net periodic benefit cost                               $       46   $      292   $      134   $      822
                                                        ===========  ===========  ===========  ===========

     Concurrent contributed $21,000 and $60,000 to its German Subsidiary's defined benefit plan during the three and nine months ended March 31, 2005, respectively, and expects to make similar contributions during the fourth quarter of fiscal 2005. Concurrent contributed $98,000 and $276,000 to its German and UK Subsidiaries' defined benefit plans during the three and nine months ended March 31, 2004, respectively.

     Concurrent maintains a retirement savings plan, available to U.S. employees, which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. During the three months ended March 31, 2005 and 2004, Concurrent contributed $156,000 and $266,000 to this plan, respectively. During the nine months ended March 31, 2005 and 2004, Concurrent contributed $670,000 and $762,000 to this plan, respectively.

     Concurrent also maintains a defined contribution plan ("Stakeholder Plan") for its U.K. based employees. Concurrent has agreements with certain of its U.K. based employees to make supplementary contributions to the Stakeholder Plan over the next five years, contingent upon their continued employment with Concurrent. During the three months ended March 31, 2005 and 2004, Concurrent contributed $103,000 and $15,000 to the Stakeholder Plan, respectively. During the nine months ended March 31, 2005 and 2004, Concurrent contributed $334,000 and $24,000 to this plan, respectively.

13.  COMMITMENTS AND CONTINGENCIES

     Concurrent, from time to time, is involved in litigation incidental to the conduct of its business. Concurrent believes that such pending litigation will not have a material adverse effect on its results of operations or financial condition.

14.  SUBSEQUENT  EVENT

     On May 4, 2005, the Board of Directors (the "Board") of Concurrent, upon recommendation of the Board's Compensation and Audit Committees, approved the accelerated vesting of certain unvested and "out-of-the-money" options held by current employees and officers (the "Acceleration"). The Board did not accelerate vesting of any options held by the Chief Executive Officer or any directors. The accelerated options had been granted under the Company's 1991 Restated Stock Option Plan and the Company's 2001 Stock Option Plan (collectively, the "Plans").

     As a result of the Acceleration, the affected unvested options are those which had exercise prices of greater than $2.10 per share. The closing sales price of the Company's common stock on the NASDAQ National market on May 4, 2005, the effective date of the Acceleration, was $1.68. Pursuant to the Acceleration, options granted under the Plans to purchase approximately 1.3 million shares of the Company's common stock that would otherwise have vested at various times within the next four years became fully vested. The options have a range of exercise prices of $2.12 to $14.85. As a result of the Board's decision to approve the Acceleration, each agreement for options subject to the Acceleration is deemed to be amended to reflect the Acceleration as of the effective date, but all other terms and conditions of each such option agreement remain in full force and effect.

     The decision to initiate the Acceleration under the Plans, which the Company believes to be in the best interest of the Company and its shareholders, was made primarily to reduce compensation expense that might be recorded in future periods following the Company's adoption on July 1, 2005 of Financial Accounting Standards Board ("FASB") Statement No. 123, "Share-Based Payment (revised 2004)" ("SFAS 123(R)"). The Company currently accounts for stock-based compensation using the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which the Company has not recognized any compensation expense for its stock option grants. SFAS 123(R) will require the Company to record compensation expense equal to the fair value of all equity-based compensation over the vesting period of each such award. As a result of the Acceleration under the Plans, the Company expects to reduce its aggregate compensation expense related to the Acceleration by a total of approximately $2.7 million before taxes over the next four years (the vesting period for the accelerated options). This estimate is subject to change and is based on approximated value calculations using the Black-Scholes methodology. The Company will disclose the pro forma effect of this compensation expense in the pro forma footnote disclosure in its fiscal year 2005 annual report, as permitted under the transition guidance provided by the FASB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed
Consolidated Financial Statements and the related Notes thereto which appear elsewhere herein. Except for the historical financial information, many of the matters discussed in this Item 2 may be considered "forward-looking" statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the "Cautionary Note regarding Forward-Looking Statements," elsewhere herein and in other filings made with the Securities and Exchange Commission.

OVERVIEW

     During the nine months ended March 31, 2005, we used approximately $10.2 million in cash and cash equivalents from operations, and ended the quarter with $19.8 million in cash and cash equivalents, after borrowing $3.0 million in the form of a term loan. During the nine months ended March 31, 2004, we used $5.3 million in cash and cash equivalents from operations, and ended the quarter with $25.7 million, after recovering $3.0 million in proceeds from the liquidation of Thirdspace. The increased use of cash from operations during the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 is primarily due to changes in working capital and operating losses during the year. Also, our cash usage increased due to the recognition of revenue during the period on shipments for which the cash was received in the prior fiscal year. In an attempt to reduce the cash used in operating activities and reduce our breakeven point, we undertook actions during this fiscal year to reduce operating expenses that included the termination of approximately 12% of our workforce and reducing our capital expenditures. For the three month period ended March 31, 2005, we used $3.2 million of cash from operations due to timing of inventory purchases and collection of receivables. See further discussions in the "Liquidity and Capital Resources" section of this document. In recent quarters, we have seen a shift in on-demand revenue from large, new North
American on-demand deployments to a healthy mix of new international deployments, and expansions of streams, ingest, and storage with smaller, new North American on-demand deployments.

     In  this fiscal year, we have recorded costs associated with Sarbanes-Oxley
Section 404 compliance. In this quarter we spent approximately $0.3 million and invested significant man hours. In the upcoming quarter we expect to spend an additional $0.2 million on 404 compliance work and we believe management and other employees will continue to devote considerable time to this project.

     We are now operating as a united company by consolidating the real-time and on-demand operating divisions. During the three months ended March 31, 2005, the divisional structure was officially consolidated under a functional organization with real-time and on-demand product lines. Effective March 31, 2005, we operate under one segment, in accordance with SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." As a result of the change in reportable segments, the following Management's Discussion and Analysis of Financial Condition will reflect this unified reporting structure.

     On May 4, 2005, the Board of Directors of Concurrent, upon recommendation of the Board's Compensation and Audit Committees, approved the accelerated vesting of all unvested and "out-of-the-money" options priced above $2.10 held by current employees and officers. The Board did not accelerate vesting of any options held by the Chief Executive Officer or any directors. Pursuant to the Acceleration, options granted under the Plans to purchase approximately 1.3 million shares of the Company's common stock that would otherwise have vested at various times within the next four years became fully vested. The options have a range of exercise prices of $2.12 to $14.85. See further discussions in Note 14 of the "Notes to Condensed Consolidated Financial Statements."

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

   Stock-Based Compensation Costs

     We have stock-based employee compensation plans and account for these plans using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. During the nine months ended March 31, 2005, we issued restricted stock awards, a portion of which is part of a multi-year restricted stock performance plan. Because a portion of this restricted stock plan is performance based, that portion must be accounted for using variable accounting, requiring interim estimates of compensation. Interim measures of compensation are based on a combination of the fair-value of the stock as of the end of the reporting period and an assessment of whether the performance criteria will ultimately be met. To the extent that the fair value of our stock fluctuates and our assessments of achieving the performance criteria change, cost of sales and operating expenses may be positively or negatively impacted.

SELECTED OPERATING DATA AS A PERCENTAGE OF TOTAL REVENUE

     The following table sets forth selected operating data as a percentage of total revenue, unless otherwise indicated, for certain items in our consolidated statements of operations for the periods indicated.

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                        MARCH 31,               MARCH 31,
                                                    2005        2004        2005        2004
                                                 ----------  ----------  ----------  ----------
                                                       (Unaudited)            (Unaudited)
Revenues (% of total sales):
    Product                                           72.5%       77.1%       71.1%       75.1%
    Service                                           27.5        22.9        28.9        24.9
                                                 ----------  ----------  ----------  ----------
        Total revenues                               100.0       100.0       100.0       100.0

Cost of sales (% of respective sales category):
    Product                                           39.9        52.9        47.4        46.5
    Service                                           57.4        56.9        60.0        56.1
                                                 ----------  ----------  ----------  ----------
        Total cost of sales                           44.7        53.9        51.0        48.9
                                                 ----------  ----------  ----------  ----------

Gross margin                                          55.3        46.1        49.0        51.1

Operating expenses:
    Sales and marketing                               21.8        18.0        22.5        19.6
    Research and development                          22.4        21.6        25.0        22.3
    General and administrative                        11.9        11.2        12.5        10.7
                                                 ----------  ----------  ----------  ----------
            Total operating expenses                  56.1        50.8        60.0        52.6
                                                 ----------  ----------  ----------  ----------

Operating loss                                        (0.8)       (4.7)      (11.0)       (1.5)

Recovery (loss) of minority investment                   -         1.3        (0.6)        4.7
Interest income - net                                  0.2         0.4         0.3         0.4
Other expense - net                                   (0.3)       (0.2)       (0.2)       (0.3)
                                                 ----------  ----------  ----------  ----------
Income (loss) before income taxes                     (0.9)       (3.2)      (11.5)        3.3

Provision (benefit) for income taxes                   0.0        (2.9)        0.1         0.6
                                                 ----------  ----------  ----------  ----------
Net income (loss)                                    (0.9)%      (0.3)%     (11.6)%        2.7%
                                                 ==========  ==========  ==========  ==========

                              RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004


                                        THREE MONTHS ENDED
                                            MARCH 31,
                                     ------------------------
     (DOLLARS IN THOUSANDS)             2005         2004        $CHANGE     % CHANGE
                                     -----------  -----------  -----------  ----------
Product revenues                     $   14,391   $   18,214   $   (3,823)     (21.0)%
Service revenues                          5,458        5,397           61         1.1%
                                     -----------  -----------  -----------  ----------
          Total revenues                 19,849       23,611       (3,762)     (15.9)%

Product cost of sales                     5,747        9,643       (3,896)     (40.4)%
Service cost of sales                     3,132        3,072           60         2.0%
                                     -----------  -----------  -----------  ----------
          Total cost of sales             8,879       12,715       (3,836)     (30.2)%
                                     -----------  -----------  -----------  ----------

Product gross margin                      8,644        8,571           73         0.9%
Service gross margin                      2,326        2,325            1         0.0%
                                     -----------  -----------  -----------  ----------
          Total gross margin             10,970       10,896           74         0.7%

Operating expenses:
  Sales and marketing                     4,333        4,259           74         1.7%
  Research and development                4,447        5,091         (644)     (12.6)%
  General and administrative              2,363        2,656         (293)     (11.0)%
                                     -----------  -----------  -----------  ----------
          Total operating expenses       11,143       12,006         (863)      (7.2)%
                                     -----------  -----------  -----------  ----------

Operating loss                             (173)      (1,110)         937      (84.4)%

Recovery of minority investment               -          289         (289)       NM
Interest income - net                        34           95          (61)     (64.2)%
Other expense                               (36)         (37)           1       (2.7)%
                                     -----------  -----------  -----------  ----------
Income (loss) before income taxes          (175)        (763)         588      (77.1)%

Provision for income taxes                    2         (700)         702        NM
                                     -----------  -----------  -----------  ----------
Net loss                             $     (177)  $      (63)  $     (114)      181.0%
                                     ===========  ===========  ===========  ==========

(1)  NM denotes percentage is not meaningful

     Product Sales. Total product sales for the three months ended March 31, 2005 were $14.4 million, a decrease of approximately $3.8 million, or 21.0%, from $18.2 million for the three months ended March 31, 2004. The decrease in product sales resulted from the $6.4 million, or 48.0%, decrease in total on-demand product sales to $6.9 million in the quarter ended March 31, 2005 from $13.3 million in the quarter ended March 31, 2004. The decrease in on-demand product sales was primarily due to reduced roll-outs of new systems in North America and the timing of certain orders during the quarter ended March 31, 2005, as compared to the same period of the prior year. This reduction in North American domestic on-demand product revenue was partially offset by an increase in international sales volume during the quarter ended March 31, 2005 that resulted in a $3.6 million increase in on-demand product revenue, primarily in Asia, compared to the third quarter of the prior fiscal year. Fluctuation in on-demand revenue is often due to the fact that we have a small base of large customers making periodic large purchases that account for a significant percentage of revenue. We believe that we will be able to maintain or increase our share of the North American cable market and also capture a share of the video-over-DSL market in both the United States and internationally, in part through our partnership with Alcatel. We also anticipate that the erosion of the price per stream that has occurred over the past 5 years will not exceed the declining cost of goods sold.

     Partially offsetting the decrease in on-demand product sales, real-time product sales increased approximately $2.5 million, or 51.1%, to $7.5 million in the quarter ended March 31, 2005 from $5.0 million in the quarter ended March 31, 2004. The increase in real-time product sales is primarily due to an increase in revenue from domestic customers due to expanded product offerings and increasing demand for our Linux based products. Over the past year, our real-time segment has integrated software applications from strategic partnerships that we believe will enable it to expand beyond its traditional customer base. Based on this initiative, we expect to maintain market share in our traditional real-time markets and expect to capture market share in new markets needing our system solutions.

     Service Revenue. Service revenue increased $0.1 million, or 1.1%, to $5.5 million for the three months ended March 31, 2005 from $5.4 million for the three months ended March 31, 2004. Service revenue associated with on-demand products increased approximately $0.9 million, or 55.0%, to $2.4 million in the quarter ended March 31, 2005 from $1.6 million in the quarter ended March 31, 2004, as the on-demand segment continues to recognize maintenance, installation, and training revenue on our expanding base of on-demand market deployments. As the warranty agreements that typically accompany the initial sale and installation of our on-demand systems expire, we expect to sell new, long-term maintenance agreements. Because of these anticipated new agreements, our expanding deployment base and the increasing software component of our total on-demand solution, we expect service sales related to on-demand products to continue to increase.

     The increase in service revenue associated with on-demand products was partially offset by approximately a $0.8 million, or 20.9%, decrease in service revenue associated with real-time products to $3.0 million in the quarter ended March 31, 2005 from $3.8 million in the quarter ended March 31, 2004. Service revenue associated with real-time products continued to decline primarily due to the cancellation of maintenance contracts as legacy machines were removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue. We expect this trend of declining service for real-time products to continue into the foreseeable future.

     Product Gross Margin. Product gross margin was $8.6 million for both of the three month periods ended March 31, 2005 and 2004. Product gross margin as a percentage of product sales increased to 60.1% in the quarter ended March 31, 2005 from 47.1% in the quarter ended March 31, 2004 primarily because on-demand product gross margin increased to 55.7% from 41.6% of on-demand product revenue for the same respective periods. The increase in on-demand product gross margin is due to a more favorable domestic product mix and strong margins on the growing international on-demand revenue, as compared to the same period of the prior fiscal year. The increase in product margins also results from the increase in real-time product margins to 64.1% in the quarter ended March 31, 2005 from 61.5% in the quarter ended March 31, 2004. The increase in real-time product margins is due to a more favorable product mix, as compared to the prior year quarter.

     Service Gross Margin. The gross margin on service sales remained at $2.3 million for each of the three months ended March 31, 2005 and 2004. Margin as percentage of service sales declined to 42.6% in the three months ended March 31, 2005 from 43.1% of service revenue in the three months ended March 31, 2004. The decline in service margins is primarily due to a current quarter severance expense. Severance expense of $0.3 million recorded in the quarter ended March 31, 2005 resulted from a reduction in international service personnel as we have scaled down our infrastructure necessary to fulfill declining real-time contractual obligations. The decline in contractual obligations results from the cancellation of maintenance contracts as legacy machines are removed from service and replaced with machines that are simpler to maintain. This increase in severance expense was partially offset by a reduction in salaries, wages, and benefits resulting from scaling down our service infrastructure. We will continue to scale down the real-time service infrastructure in response to this trend of declining real-time contractual service obligations.

     Sales and Marketing. Sales and marketing expenses remained at $4.3 million during each of the three months ended March 31, 2005 and 2004. During the three months ended March 31, 2005, commission expense increased $0.2 million as compared to the three months ended March 31, 2004 due to strong sales in the Asia-Pacific market. This increase in commission expense was offset by $0.2 million in savings from scaling back our international presence specifically in Spain and China over the previous twelve months.

     Research and Development. Research and development expenses decreased $0.6 million, or 12.6% to $4.5 million in the three months ended March 31, 2005 from $5.1 million in the three months ended March 31, 2004. During the three months ended March 31, 2005, we spent $0.4 million less on development subcontractors and engineers that had previously been used to meet software development requirements for customers' business management functionality, resource management and client system monitoring as a result of increases in both our customer base and deployment base over the previous few years. In addition to the decreasing personnel costs, we also spent $0.2 million less in product certification costs during the quarter ended March 31, 2005, compared to the same period of the prior year. We expect that software development costs will continue to stabilize and flatten over the next few years, as we reduce our number of software platforms and improve the stability of our software in the field.

     General and Administrative. General and administrative expenses decreased $0.3 million, or 11.0%, to $2.4 million in the three months ended March 31, 2005 from $2.7 million in same period of the prior year. This decrease is primarily due to a $0.4 million decrease in legal fees resulting from the prior year successful defense of a lawsuit brought by SeaChange International alleging defamation. We also reduced administrative salaries, wage and benefits by $0.1 million in the current quarter as a result of the company-wide reduction in force and cost savings initiative in the current fiscal year. These decreases in general and administrative expenses were partially offset by a $0.3 million increase in accounting services primarily attributable to the additional internal and external audit work required for compliance with the Sarbanes-Oxley Act of 2002, as compared to the three months ended March 31, 2004.

     Recovery of Minority Investment. During the third quarter of the prior fiscal year, we received $0.3 million in cash from the continued monetization of the Thirdspace assets and settlement of its liabilities. We did not receive any further proceeds during the three months ended March 31, 2005.

     Provision for Income Taxes. We recorded no significant income tax expense for our domestic and foreign subsidiaries in the quarter ended March 31, 2005.
For the quarter ended March 31, 2004, we recorded an income tax benefit of $700,000. During the three months ended March 31, 2004, the provision for United States federal income taxes previously recorded during the first two quarters of the fiscal year was reversed due to an anticipated loss for tax purposes in fiscal 2004 and foreign income and withholding taxes of $64,000 was recorded during the quarter, resulting in a net benefit of $700,000 during the three months ended March 31, 2004.

     Net Loss. The net loss for the three months ended March 31, 2005 was $0.2 million or $0.00 per basic and diluted share compared to the net loss for the three months ended March 31, 2004 of $0.1 million or $0.00 per basic and diluted share.

THE NINE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2004


                                                      NINE MONTHS ENDED
                                                           MARCH 31,
                                                    ------------------------
          (DOLLARS IN THOUSANDS)                       2005         2004        $CHANGE     % CHANGE
                                                    -----------  -----------  -----------  ----------
Product revenues                                    $   40,699   $   48,920   $   (8,221)     (16.8)%
Service revenues                                        16,504       16,219          285         1.8%
                                                    -----------  -----------  -----------  ----------
          Total revenues                                57,203       65,139       (7,936)     (12.2)%

Product cost of sales                                   19,294       22,768       (3,474)     (15.3)%
Service cost of sales                                    9,904        9,106          798         8.8%
                                                    -----------  -----------  -----------  ----------
          Total cost of sales                           29,198       31,874       (2,676)      (8.4)%
                                                    -----------  -----------  -----------  ----------

Product gross margin                                    21,405       26,152       (4,747)     (18.2)%
Service gross margin                                     6,600        7,113         (513)      (7.2)%
                                                    -----------  -----------  -----------  ----------
          Total gross margin                            28,005       33,265       (5,260)     (15.8)%

Operating expenses:
  Sales and marketing                                   12,897       12,768          129         1.0%
  Research and development                              14,299       14,464         (165)      (1.1)%
  General and administrative                             7,144        7,000          144         2.1%
                                                    -----------  -----------  -----------  ----------
          Total operating expenses                      34,340       34,232          108         0.3%
                                                    -----------  -----------  -----------  ----------

Operating loss                                          (6,335)        (967)      (5,368)       NM

Recovery (impairment loss) of minority investment         (313)       3,047       (3,360)       NM
Interest income - net                                      208          233          (25)     (10.7)%
Other expense                                             (137)        (191)          54      (28.3)%
                                                    -----------  -----------  -----------  ----------
Income (loss) before income taxes                       (6,577)       2,122       (8,699)       NM

Provision for income taxes                                  68          360         (292)     (81.1)%
                                                    -----------  -----------  -----------  ----------
Net income (loss)                                   $   (6,645)  $    1,762   $   (8,407)       NM
                                                    ===========  ===========  ===========  ==========

(1)  NM denotes percentage is not meaningful

     Product Sales. Total product sales for the nine months ended March 31, 2005 were $40.7 million, a decrease of approximately $8.2 million, or 16.8%, from $48.9 million for the nine months ended March 31, 2004. The decrease in product sales resulted from a $12.5 million, or 36.7%, decrease in on-demand product sales to $21.5 million during the nine months ended March 31, 2005 from $34.0 million during the nine months ended March 31, 2004. The decrease in on-demand product sales was due to fewer products sold in the North American market during the nine months ended March 31, 2005, as compared to the same period of the prior year. This reduction in domestic on-demand product revenue was partially offset by an increase in international sales volume during the nine months ended March 31, 2005 that resulted in a $6.3 million increase in international on-demand product revenue, compared to the nine months ended March 31, 2004. We believe that we will be able to maintain or increase our share of the North American cable market and also capture a share of the video-over-DSL market in both the United States and internationally in part through our partnership with Alcatel. We also anticipate that the erosion of the price per stream that has occurred over the past 5 years will not exceed the decline in cost of goods sold.

     Partially offsetting the decrease in on-demand product sales, real-time product sales increased approximately $4.2 million, or 28.3%, to $19.2 million during the nine months ended March 31, 2005 from $15.0 million during the same period of the prior year. The increase in real-time product sales is due to an increase in product volume to both domestic and international customers. Over the past year, we have integrated software applications from strategic partnerships that we believe will enable us to expand beyond our traditional customer base for real-time products. Based on this initiative, we expect to maintain market share in our traditional real-time markets and expect to capture market share in new markets needing our system solutions.

     Service Revenue. Service revenue increased $0.3 million, or 1.8%, to $16.5 million for the nine months ended March 31, 2005 from $16.2 million for the nine months ended March 31, 2004. Service revenue associated with on-demand products increased approximately $2.6 million, or 62.2%, to $6.9 million during the nine months ended March 31, 2005 from $4.2 million in the same period of the prior fiscal year, as the on-demand segment continues to recognize maintenance, installation, and training revenue on our expanding base of on-demand market deployments. As the warranty agreements that typically accompany the initial sale and installation of our on-demand systems expire, we expect to sell new, long-term maintenance agreements. Because of these anticipated new agreements, our expanding deployment base and increasing software component of our total on-demand solution, we expect service sales related to on-demand products to continue to increase.

     The increase in service revenue associated with on-demand product was partially offset by approximately a $2.3 million, or 19.5%, decrease in service revenue associated with real-time product to $9.7 million during the nine months ended March 31, 2005 from $12.0 million in the same period of the prior fiscal year. Real-time related service revenue continued to decline primarily due to the cancellation of maintenance contracts as legacy machines were removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue. We expect this trend of declining real-time service revenue to continue into the foreseeable future.

     Product Gross Margin. Product gross margin was $21.4 million for the nine months ended March 31, 2005, a decrease of $4.8 million, or 18.2%, from $26.2 million for the nine months ended March 31, 2004. Product gross margin as a percentage of product sales decreased to 52.6% in the nine months ended March 31, 2005 from 53.5% in the nine months ended March 31, 2004, primarily because on-demand product gross margin decreased to 46.0% from 50.3% of on-demand product revenue for the same respective periods. The decrease in on-demand product gross margin is primarily due to the 3.9% favorable impact on prior year margins resulting from a $1.3 million expense reversal for warrants previously accrued for Scientific Atlanta, Inc. In addition, current year margins were negatively impacted due to an incentive discount provided to one of our North American cable customers who upgraded its older on-demand systems to our fourth generation architecture and as well as changes in product mix. The gross margin on sales of real-time product decreased to 60.0% in the nine months ended March 31, 2005 from 60.6% in the nine months ended March 31, 2004 due to a less favorable product mix, as compared to the same period of the prior fiscal year.

     Service Gross Margin. The gross margin on service sales decreased $0.5 million, or 7.2%, to $6.6 million, or 40.0% of service revenue in the nine months ended March 31, 2005 from $7.1 million, or 43.9% of service revenue in the nine months ended March 31, 2004. The decline in service margins is primarily due to severance expense incurred in the current year. Severance expense of $0.6 million recorded in the nine months ended March 31, 2005 resulted from a reduction in domestic and international service personnel as we have scaled down our infrastructure necessary to fulfill declining real-time contractual service obligations. The decline in contractual service obligations results from the cancellation of maintenance contracts as legacy machines are removed from service and replaced with machines that are simpler to maintain. This increase in severance expense was partially offset by a reduction in salaries, wages, and benefits resulting from scaling down our service infrastructure. We will continue to scale down the real-time service infrastructure in response to this trend of declining real-time contractual service obligations. In addition, we expect to realize increased efficiencies from the combination of our on-demand and real-time service groups.

     Sales and Marketing. Sales and marketing expenses increased $0.1 million, or 1.0%, to $12.9 million during the nine months ended March 31, 2005 from $12.8 million in the same period of the prior year, primarily due to an additional $0.4 million of commissions resulting from sales growth in Europe and Asia. In addition, we incurred $0.4 million of domestic and international severance expense related to a reduction in force initiative during the current fiscal year. The increase in severance and international commission expense were partially offset by a company-wide $0.4 million decrease in salaries, wages and benefits, and $0.2 million decrease in travel, both due to the reduction in force and cost savings initiative in the current fiscal year.

     Research and Development. Research and development expenses decreased $0.2 million, or 1.1%, to $14.3 million during the nine months ended March 31, 2005 from $14.5 million in the same period of the prior fiscal year. During the nine months ended March 31, 2005, we incurred $0.3 million less cost from development subcontractors and engineers that had previously been used to meet software development requirements. In addition to the decreasing personnel costs, we also incurred $0.2 million less in product certification costs during the nine months ended March 31, 2005, compared to the same period of the prior year. These decreasing costs were partially offset by $0.2 million of additional severance expense associated with the reduction in development personnel. We expect that software development costs will continue to stabilize and flatten over the next few years, as we reduce our number of software platforms and improve the stability of our software in the field.

     General and Administrative. General and administrative expenses increased $0.1 million, or 2.1%, to $7.1 million during the nine months ended March 31, 2005 from $7.0 million in same period of the prior fiscal year. This increase in general and administrative expense is partly due to prior year non recurring expense activity. During the nine-months ended March 31 of the prior fiscal year, we reversed $0.6 million of bad debt reserve. This prior year expense reversal was partially offset by $0.5 million in non-recurring prior year legal fees resulting primarily from the successful defense of a lawsuit brought by SeaChange International alleging defamation. In addition to this prior year activity, during the nine months ended March 31, 2005, we incurred an additional $0.4 million in accounting services. These services related to the additional internal and external audit work required for compliance with the Sarbanes-Oxley Act of 2002. Partially offsetting the increase in accounting fees, we reduced administrative salaries, benefits, and incentive compensation by approximately $0.2 million in the current quarter as a result of the company-wide reduction in force and cost savings initiative in the current fiscal year.

     Recovery (Impairment Loss) of Minority Investment. During the nine months ended March 31, 2005, we became aware of circumstances that provide evidence of an "other than temporary" impairment of our investment in Everstream. Based upon an evaluation of the investment in Everstream during this period, we recorded an impairment charge of $413,000 and reduced our "Investment in minority owned company" to $140,000. Should there be evidence of further impairment in the future, we will record additional impairment charges related to this investment.

     During the nine months ended March 31, 2004 we received $3.0 million in cash from continued monetization of the Thirdspace assets and settlement of its liabilities. An additional $0.1 million recovery of Thirdspace assets was recognized in the nine months ended March 31, 2005, partially offsetting the $413,000 Everstream impairment charge.

     Provision for Income Taxes. We recorded income tax expense for our domestic and foreign subsidiaries of $68,000 during the nine months ended March 31, 2005, which is related primarily to foreign withholding taxes and income earned in foreign locations, which cannot be offset by net operating loss carryforwards. For the same period of the prior fiscal year, we recorded income tax expense for our domestic and foreign subsidiaries of $0.4 million. This expense was primarily attributable to U.S. federal income tax that was offset by net operating losses originating prior to our quasi-reorganization in November 1991. For accounting purposes, the benefit from the utilization of the pre quasi-reorganization net operating losses must be recognized directly in equity rather than through the income statement.

     Net Income (Loss). The net loss for the nine months ended March 31, 2005 was $6.6 million or $0.11 per basic and diluted share compared to net income for the nine months ended March 31, 2004 of $1.8 million or $.03 per basic and diluted share.


LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

     - the rate of growth, if any, of new on-demand market deployments and the pace at which domestic and international cable companies and telephone companies implement on-demand technology;

     - the rate of growth, if any, of expansions of previously deployed on-demand systems;

     - the actual versus anticipated decline in revenue from maintenance of real-time proprietary systems;

     -    revenues from real-time systems;

     - ongoing cost control actions and expenses, including for example, research and development and capital expenditures;

     -    the margins on our on-demand and real-time businesses;

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

     We used $10.2 million of cash from operating activities during the nine months ended March 31, 2005 compared to using $5.3 million of cash during the same period of the prior year. The increased use of cash from operations was primarily due to changes in working capital and operating losses during the current year.

     We invested $1.2 million in property, plant and equipment during the nine months ended March 31, 2005 compared to $3.5 million during the nine months ended March 31, 2004. Capital additions during each of these periods related primarily to product development and testing equipment, demonstration equipment and equipment loans to our on-demand customers. We expect to continue at the same level of capital additions during the remainder of this fiscal year.

     In the prior fiscal year, we received $3.0 million from the continued liquidation of Thirdspace during the nine month period ended March 31, 2004.

     During the quarter ended December 31, 2004, we executed a Loan and Credit Agreement with Silicon Valley Bank. The Credit Agreement provides for a two year $10 million revolving credit line and a three year $3 million term loan. As of March 31, 2005, we had no amounts drawn under the Revolver and had drawn down the entire $3.0 million, net of repayments, under the Term Loan. Interest on all outstanding amounts under the Revolver is payable monthly at the prime rate (5.75% at March 31, 2005) plus 3.25% per annum, and interest on all outstanding amounts under the Term Loan is payable monthly at a rate of 8.0% per annum. The Term Loan is repayable in 36 equal monthly principal and interest installments of $94,000 and the outstanding principal of the Revolver is due on December 23, 2006, unless the Revolver is terminated earlier in accordance with its terms.

     In addition, the Credit Agreement contains certain financial covenants, including required financial ratios and a minimum tangible net worth, and customary restrictive covenants concerning our operations. As of March 31, 2005, we were in compliance with these covenants. Based on the borrowing formula and our financial position as of March 31, 2005, $3.9 million would have been available to us under the Revolver.

     As part of our cost reduction initiative implemented during the current fiscal year, we anticipate reducing our breakeven point. If revenues do not reach these breakeven levels or our cost reduction efforts are not as successful as planned, then we will continue to use cash. Our working capital has declined from $43.5 million at June 30, 2002 to $24.8 million at March 31, 2005, which includes $3.0 million drawn under our new Credit

Agreement. If our on-demand revenue does not increase and stabilize in future periods, we will continue to use cash in operating activities, which will cause working capital to further decline. If this situation continues, we may need to raise additional funds through an offering of stock or debt, in addition to our Credit Agreement with the bank. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     Our only significant contractual obligations and commitments relate to repayment of a three year Term Loan that was funded during the quarter ended December 31, 2004 and certain operating leases for sales, service and manufacturing facilities in the United States, Europe and Asia. The future payments required under our Term Loan and operating lease obligations, as of March 31, 2005, are as follows:

                                                          PAYMENTS DUE BY FISCAL YEAR
                                   -------------------------------------------------------------------------
                                                             (DOLLARS IN THOUSANDS)
CONTRACTUAL OBLIGATIONS                TOTAL          2005         2006-2007      2008-2009     THEREAFTER
---------------------------------  -------------  -------------  -------------  -------------  -------------
Note payable to bank               $       2,762  $         226  $       1,988  $         548  $           -
Interest payments - note
payable to bank                              329             55            261             13              -
Operating leases                           8,466            676          4,585          2,474            731
                                   -------------  -------------  -------------  -------------  -------------
    Total contractual obligations  $      11,557  $         957  $       6,834  $       3,035  $         731
                                   =============  =============  =============  =============  =============

     CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements made or incorporated by reference in this release may constitute "forward-looking statements" within the meaning of the federal securities laws. When used or incorporated by reference in this release, the words "believes," "expects," "estimates," "anticipates," and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of our forward-looking statements in this quarterly report include, but are not limited to, our pricing trends, our expected cash position, our expectations of market share and growth, and our international opportunities with Alcatel. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: our ability to keep our customers satisfied; availability of video-on-demand content; delays or cancellations of customer orders; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage growth; delays in testing and introductions of new products; rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the highly competitive environment in which we operate and predatory pricing pressures; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new on-demand and real-time products; financing for working capital needs; the availability of Linux software in light of issues raised by SCO
Group; capital spending patterns by a limited customer base; and customer obligations that could impact revenue recognition.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We are exposed to the impact of interest rate changes on our short-term cash investments, which are backed by U.S. government obligations, and other investments in respect of institutions with the highest credit ratings, all of which have maturities of three months or less. These short-term investments carry a degree of interest rate risk. We believe that the impact of a 10% increase or decline in interest rates would not be material to our investment income. We are also exposed to fluctuations in interest rates as we seek debt to sustain our operations. At March 31, 2005, 100% of our debt was in fixed-rate instruments, as our variable rate revolving credit facility was unfunded. We consider the fair value of all financial instruments not to be materially different from their carrying value at quarter end.

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

     We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes the documentation, testing and review of our internal controls under the direction of senior management. During the course of these activities, we have identified certain internal control issues which senior management believes need to be improved. As a result, we are evaluating and implementing improvements to our internal controls over financial reporting and will continue to do so. These improvements include further formalization of policies and procedures, improved segregation of duties, improved reporting of financial and contractual matters by our international subsidiaries, and improved information technology system controls. Our financial reporting information systems require a significant level of manual controls to ensure the accurate reporting of our results of operations and financial position. Further, we cannot be certain as to the timing of completion of our testing and our ongoing remediation efforts. Accordingly, remediated controls may not be in place for a sufficient time period over which to assess effectiveness, and our evaluation of internal controls may not be completed in time for our external auditors to complete their assessment on a timely basis. If we are not able to comply with the requirements of Section 404 in a timely manner, the reliability of our internal controls over financial reporting may be impacted.

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

ITEM 6.   EXHIBITS

   3.1    -  Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's
             Registration Statement on Form S-2 (No. 33-62440)).
   3.2    -  Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant's
             Quarterly report on Form 10-Q for the quarter ended March 31, 2003).
   3.3    -  Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).
   3.4    -  Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock
             (incorporated by reference to the Form 8-A/A, dated August 9, 2002).
   3.5    -  Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred
             Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).
   4.1    -  Form of Common Stock Certificate (incorporated by reference to the Registrant's Quarterly report on
             Form 10-Q for the quarter ended March 31, 2003).
   4.2    -  Form of Rights Certificate (incorporated by reference to the Registrant's Current Report on Form 8-
             K/A filed August 12, 2002).
   4.3    -  Amended and Restated Rights Agreement dated as of August 7, 2002 between the Registrant and
             American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the
             Registrant's Current Report on Form 8-K/A filed on August 12, 2002).
 11.1*    -  Statement Regarding Computation of Per Share Earnings.
31.1**    -  Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**    -  Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          -  Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
32.1**       Section 906 of the Sarbanes-Oxley Act of 2002.
          -  Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
32.2**       Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date:  May 5, 2005                  CONCURRENT COMPUTER CORPORATION


                                    By:  /s/ Greg Wilson
                                       ---------------------
                                    Greg Wilson
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                                       EXHIBIT INDEX
                                                       -------------

   3.1    -  Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's
             Registration Statement on Form S-2 (No. 33-62440)).
   3.2    -  Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant's
             Quarterly report on Form 10-Q for the quarter ended March 31, 2003).
   3.3    -  Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).
   3.4    -  Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock
             (incorporated by reference to the Form 8-A/A, dated August 9, 2002).
   3.5    -  Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred
             Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).
   4.1    -  Form of Common Stock Certificate (incorporated by reference to the Registrant's Quarterly report on Form 10-Q for the quarter ended March 31, 2003).
   4.2    -  Form of Rights Certificate (incorporated by reference to the Registrant's Current Report on Form 8-
             K/A filed August 12, 2002).
   4.3    -  Amended and Restated Rights Agreement dated as of August 7, 2002 between the Registrant and
             American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the
             Registrant's Current Report on Form 8-K/A filed on August 12, 2002).
 11.1*    -  Statement Regarding Computation of Per Share Earnings.
31.1**    -  Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**    -  Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**    -  Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**    -  Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

     * Data required by Statement of Financial Accounting Standards No. 128, "Earnings per Share," is provided in the Notes to the condensed consolidated financial statements in this report.

     **   Filed herewith.