Form 10-Q/A
period 2004-12-31
CONCURRENT COMPUTER CORP/DE
filed 2005-06-20
CIK 749038

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the period ended December 31, 2004 of Concurrent Computer Corporation (the "Company"), initially filed with the Securities and Exchange Commission (the "SEC") on February 4, 2005, is being filed to report information previously omitted from Part II-Item 5 and to amend Part II-Item 6. On October 25, 2004, the Company granted performance based restricted shares to certain employees and former employees of the Company. A Form 8-K reporting the grants was filed on March 3, 2005. The amendments include information with respect to the grants that was previously disclosed in the Form 8-K. No other modifications to the original Form 10-Q are being made with this amendment; therefore, this amendment only contains Part II, Items 5 and 6 and new certifications of the Chief Executive Officer and Chief Financial Officer of the Company required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

                                TABLE OF CONTENTS

                                                                      PAGE
                                                                      ----
                           PART II - OTHER INFORMATION
                           ---------------------------
ITEM 5.    OTHER INFORMATION.                                            2
ITEM 6.    EXHIBITS.                                                     2

PART  II   OTHER  INFORMATION

ITEM 5.     OTHER INFORMATION.

     On October 25, 2004 the Compensation Committee of the Board of Directors granted performance based restricted shares to T. Gary Trimm, Warren Neuburger, Steven K. Necessary*, Steven R. Norton*, Kirk L. Somers, Gregory S. Wilson, and other employees of the Company pursuant to the Company's 2001 Stock Option Plan. The number of performance based restricted shares granted are as follows: T. Gary Trimm, 63,047 shares; Warren Neuburger, 29,182 shares; Steven K. Necessary, 30,803 shares; Steven R. Norton, 27,020 shares; Kirk L. Somers, 14,771 shares; and Gregory S. Wilson, 5,629 shares. The shares will vest when and if the Company accomplishes yearly revenue and net operating income goals set by the Compensation Committee on the date of the grant. The shares are returned to the Company if the individual is not employed by the Company if and when the performance goals are achieved. If the performance criteria are not met within any one year, they can be made up in the next fiscal year if the sum of the actual results for the two year period exceeds the sum of the performance criteria for that two year period.


*Subsequent to the stock grants, Messrs. Necessary and Norton ceased to be employed by the Company. In accordance with the vesting terms of such grants, Messrs. Necessary and Norton forfeited all such grants of restricted shares.

ITEM 6.     EXHIBITS.

     3.1   -   Restated  Certificate  of  Incorporation  of  the  Registrant
               (incorporated  by  reference  to  the  Registrant's  Registration
               Statement  on  Form  S-2  (No.  33-62440)).
     3.2   -   Amended  and  Restated  Bylaws of the Registrant (incorporated by reference  to  the Registrant's Quarterly report on Form 10-Q for the  quarter  ended  March  31,  2003).
     3.3   -   Certificate  of  Correction  to  Restated  Certificate  of
               Incorporation of the Registrant (incorporated by reference to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               June  30,  2002).
     3.4   -   Amended  Certificate  of  Designations  of Series A Participating
               Cumulative Preferred Stock (incorporated by reference to the Form
               8-A/A,  dated  August  9,  2002).
     3.5   -   Amendment  to  Amended  Certificate  of  Designations of Series A
               Participating  Cumulative  Preferred  Stock  (incorporated  by reference  to  the  Form  8-A/A,  dated  August  9,  2002).
     4.1   -   Form  of  Common  Stock Certificate (incorporated by reference to the  Registrant's  Quarterly  report on Form 10-Q for the quarter ended  March  31,  2003).
     4.2   -   Form  of  Rights  Certificate  (incorporated  by reference to the
               Registrant's Current Report on Form 8-K/A filed August 12, 2002).
     4.3   -   Amended  and Restated Rights Agreement dated as of August 7, 2002 between  the  Registrant  and  American  Stock  Transfer  & Trust
               Company,  as  Rights  Agent  (incorporated  by  reference  to the
               Registrant's  Current  Report  on  Form 8-K/A filed on August 12,
               2002).
     10.1  -   Loan  and  Security  Agreement  (incorporated by reference to the
               Registrant's  Quarterly  Report on Form 10-Q filed on February 4,
               2005).
     10.2  -   Schedule  of  Officers  who  have  entered  into  the  Form
               Indemnification  Agreement  (incorporated  by  reference  to  the
               Registrant's  Quarterly report on Form 10-Q for the quarter ended
               September  30,  2003).
     10.3  -   Employment  Agreement  dated  as  of February 1, 2005 between the
               Registrant  and  Greg  Wilson  (incorporated  by reference to the
               Registrant's  Quarterly  Report on Form 10-Q filed on February 4,
               2005).
     10.4  -   Protective  Agreement  dated  as  of February 1, 2005 between the
               Registrant  and  Greg  Wilson  (incorporated  by reference to the
               Registrant's  Quarterly  Report on Form 10-Q filed on February 4,
               2005).
     10.5  -   Employment  Agreement  dated  as  of February 4, 2005 between the
               Registrant and John Welch (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 4,
               2005).

     10.6  -   Protective  Agreement  dated  as  of February 4, 2005 between the
               Registrant  and  John  Welch  (incorporated  by  reference to the
               Registrant's  Quarterly  Report on Form 10-Q filed on February 4,
               2005).
     10.7  -   Employment  Agreement  dated  as  of February 4, 2005 between the
               Registrant  and  Gary  Brust  (incorporated  by  reference to the
               Registrant's  Quarterly  Report on Form 10-Q filed on February 4,
               2005).
     10.8  -   Protective  Agreement  dated  as  of February 4, 2005 between the
               Registrant  and  Gary  Brust  (incorporated  by  reference to the
               Registrant's  Quarterly  Report on Form 10-Q filed on February 4,
               2005).
     10.9  -   Summary of Performance Grants (incorporated by reference to the
               Registrant's  Current  Report  on  Form 8-K filed March 3, 2005).
     11.1  -   Statement  Regarding  Computation  of  Per  Share  Earnings
               (incorporated  by  reference to the Registrant's Quarterly Report on  Form  10-Q  filed  on  February  4,  2005).
     31.1**-   Certification of Chief Executive Officer, pursuant to Section 302 of  the  Sarbanes-Oxley  Act  of  2002.
     31.2**-   Certification of Chief Financial Officer, pursuant to Section 302 of  the  Sarbanes-Oxley  Act  of  2002.
     32.1  -   Certification  of  Chief Executive Officer, pursuant to 18 U.S.C.
               Section  1350,  as  adopted  pursuant  to  Section  906  of  the
               Sarbanes-Oxley  Act  of  2002  (incorporated  by reference to the
               Registrant's  Quarterly  Report on Form 10-Q filed on February 4,
               2005).
     32.2  -   Certification  of  Chief Financial Officer, pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 4,
               2005).

     **  Filed  herewith.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 20, 2005               CONCURRENT COMPUTER CORPORATION


                                   By:  /s/ Greg Wilson
                                      -----------------------
                                   Greg Wilson
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

     3.1   -   Restated  Certificate  of  Incorporation  of  the  Registrant
               (incorporated  by  reference  to  the  Registrant's  Registration
               Statement  on  Form  S-2  (No.  33-62440)).
     3.2   -   Amended  and  Restated  Bylaws of the Registrant (incorporated by reference  to  the Registrant's Quarterly report on Form 10-Q for the  quarter  ended  March  31,  2003).
     3.3   -   Certificate  of  Correction  to  Restated  Certificate  of
               Incorporation of the Registrant (incorporated by reference to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended
               June  30,  2002).
     3.4   -   Amended  Certificate  of  Designations  of Series A Participating
               Cumulative Preferred Stock (incorporated by reference to the Form
               8-A/A,  dated  August  9,  2002).
     3.5   -   Amendment  to  Amended  Certificate  of  Designations of Series A
               Participating  Cumulative  Preferred  Stock  (incorporated  by reference  to  the  Form  8-A/A,  dated  August  9,  2002).
     4.1   -   Form  of  Common  Stock Certificate (incorporated by reference to the  Registrant's  Quarterly  report on Form 10-Q for the quarter ended  March  31,  2003).
     4.2   -   Form  of  Rights  Certificate  (incorporated  by reference to the
               Registrant's Current Report on Form 8-K/A filed August 12, 2002).
     4.3   -   Amended  and Restated Rights Agreement dated as of August 7, 2002 between  the  Registrant  and  American  Stock  Transfer  & Trust
               Company,  as  Rights  Agent  (incorporated  by  reference  to the
               Registrant's  Current  Report  on  Form 8-K/A filed on August 12,
               2002).
     10.1  -   Loan  and  Security  Agreement  (incorporated by reference to the
               Registrant's  Quarterly  Report on Form 10-Q filed on February 4,
               2005).
     10.2  -   Schedule  of  Officers  who  have  entered  into  the  Form
               Indemnification  Agreement  (incorporated  by  reference  to  the
               Registrant's  Quarterly report on Form 10-Q for the quarter ended
               September  30,  2003).
     10.3  -   Employment  Agreement  dated  as  of February 1, 2005 between the
               Registrant  and  Greg  Wilson  (incorporated  by reference to the
               Registrant's  Quarterly  Report on Form 10-Q filed on February 4,
               2005).
     10.4  -   Protective  Agreement  dated  as  of February 1, 2005 between the
               Registrant  and  Greg  Wilson  (incorporated  by reference to the
               Registrant's  Quarterly  Report on Form 10-Q filed on February 4,
               2005).
     10.5  -   Employment  Agreement  dated  as  of February 4, 2005 between the
               Registrant  and  John  Welch  (incorporated  by  reference to the
               Registrant's  Quarterly  Report on Form 10-Q filed on February 4,
               2005).
     10.6  -   Protective  Agreement  dated  as  of February 4, 2005 between the
               Registrant  and  John  Welch  (incorporated  by  reference to the
               Registrant's  Quarterly  Report on Form 10-Q filed on February 4,
               2005).
     10.7  -   Employment  Agreement  dated  as  of February 4, 2005 between the
               Registrant  and  Gary  Brust  (incorporated  by  reference to the
               Registrant's  Quarterly  Report on Form 10-Q filed on February 4,
               2005).
     10.8  -   Protective  Agreement  dated  as  of February 4, 2005 between the
               Registrant  and  Gary  Brust  (incorporated  by  reference to the
               Registrant's  Quarterly  Report on Form 10-Q filed on February 4,
               2005).
     10.9  -   Summary of Performance Grants (incorporated by reference to the
               Registrant's  Current  Report  on  Form 8-K filed March 3, 2005).
     11.1  -   Statement  Regarding  Computation  of  Per  Share  Earnings
               (incorporated  by  reference to the Registrant's Quarterly Report on  Form  10-Q  filed  on  February  4,  2005).
     31.1**-   Certification of Chief Executive Officer, pursuant to Section 302 of  the  Sarbanes-Oxley  Act  of  2002.
     31.2**-   Certification of Chief Financial Officer, pursuant to Section 302 of  the  Sarbanes-Oxley  Act  of  2002.
     32.1  -   Certification  of  Chief Executive Officer, pursuant to 18 U.S.C.
               Section  1350,  as  adopted  pursuant  to  Section  906  of  the
               Sarbanes-Oxley  Act  of  2002  (incorporated  by reference to the
               Registrant's  Quarterly  Report on Form 10-Q filed on February 4,
               2005).
     32.2  -   Certification  of  Chief Financial Officer, pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 4,
               2005).
     **  Filed  herewith.