Form 10-K
period 2005-06-30
CONCURRENT COMPUTER CORP/DE
filed 2005-09-02
CIK 749038

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

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005

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

     Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes  X     No
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

     As of August 23, 2005 there were 63,642,996 shares of Common Stock outstanding. The aggregate market value of shares of such Common Stock (based upon the last sale price of $1.82 per share as reported for August 23, 2005 on the NASDAQ National Market) held by non-affiliates was approximately $115,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's Proxy Statement to be used in connection with Registrant's 2005 Annual Meeting of Stockholders scheduled to be held on October 18, 2005 are incorporated by reference in Part III hereof.

================================================================================

                                 CONCURRENT COMPUTER CORPORATION
                                   2005 FORM 10-K ANNUAL REPORT
                                        TABLE OF CONTENTS

                                               PART I                                        PAGE
                                               ------                                        ----
ITEM 1.   BUSINESS                                                                              1
ITEM 2.   PROPERTIES                                                                           21
ITEM 3.   LEGAL PROCEEDINGS                                                                    21
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                  21
ITEM X.   OFFICERS OF THE REGISTRANT                                                           22

                                               PART II
                                               -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
          ISSUE PURCHASES OF EQUITY SECURITIES                                                 23

ITEM 6.   SELECTED FINANCIAL DATA                                                              24

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                                                           24

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                           38

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                             38

            Report of Independent Registered Public Accounting Firm                            46

            Management Report on Internal Control Over Financial Reporting                     47

            Report of Independent Registered Public Accounting Firm on Internal Control Over
            Financial Reporting                                                                48

            Consolidated Balance Sheets                                                        49

            Consolidated Statements of Operations                                              50

            Consolidated Statements of Stockholders' Equity and Comprehensive Income (loss)    51

            Consolidated Statements of Cash Flows                                              52

            Notes to Consolidated Financial Statements                                         53

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE                                                                           38

ITEM 9A.  CONTROLS AND PROCEDURES                                                              39

ITEM 9B.  OTHER INFORMATION                                                                    39

                                               PART III
                                               --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                   40

ITEM 11.  EXECUTIVE COMPENSATION                                                               40

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                       40

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                       40

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                                               40

                                               PART IV
                                               -------

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                                           41

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

ITEM 1. BUSINESS

OVERVIEW

     We are a leading provider of computer and software systems for both the video-on-demand, or VOD, market and the real-time operating systems/productivity tools market. Prior to January 2005, we serviced these markets through two distinct divisions - a VOD division and an Integrated Solutions division, or ISD. We merged these two divisions to eliminate duplicative costs and take advantage of in-house talent to serve the customers in both markets. Thus, we now approach the two markets as one company with two product lines, on-demand and real-time.

     Our on-demand products consist of hardware and software as well as integration services, sold primarily to broadband companies that have upgraded their networks to support interactive, digital services. These on-demand systems enable broadband telecommunication providers, mainly cable television systems, to stream video content to their digital subscribers with digital set-top boxes or personal computers. Once enabled, the subscribers can view and control the video stream at any time with familiar VCR-like functionality such as fast-forward, rewind, and pause. We have been selected to supply our on-demand systems to 110 markets. We provided the on-demand systems for the first successful commercial deployment of VOD in 1999 and for some of the largest system-wide commercial deployments to date. The largest cable companies in the U.S. and abroad have begun deploying on-demand services to their residential markets.

     Our real-time products consist of real-time operating systems and diagnostic software tools combined, in most cases, with off-the-shelf hardware and services sold to a wide variety of companies seeking high-performance, real-time computer systems for use in a multitude of applications requiring low-latency response such as simulation, image generation and data acquisition. These real-time products are specially designed for use with applications that acquire, process, store, analyze and display large amounts of rapidly changing information in real time - that is, with microsecond response times as changes occur. We have over 39 years of experience in high-performance computing systems, including specific expertise in operating systems, computer hardware, application software, productivity tools, and networking. Our systems and software support applications in the information technology, simulation and training, financial, data acquisition, and industrial process control markets.

     We were incorporated in Delaware in 1981 under the name Massachusetts Computer Company.

     We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available, free of charge, on our website located at www.ccur.com, as soon as reasonably practicable after filing with the SEC. We have adopted a code of ethics that is applicable to all employees as well as a code of ethics applicable to our principal executive, financial, and accounting officers. Both of these ethics policies are posted on our website located at www.ccur.com. Copies will be furnished upon written request to the Company at the following address: Attn:
Secretary, 4375 River Green Parkway, Suite 100, Duluth, Georgia 30096. If we amend or change either code of ethics or grant a waiver under either code, we will disclose these events through our website.

     Financial information about our product lines is included in Note 12 to the consolidated financial statements included herein.


THE VOD MARKET

          Technological developments have laid the groundwork for digitally upgraded, two-way capable networks that enable broadband companies to deliver on-demand services to their digitally enabled subscribers. These systems include forward and reverse path bandwidth capability and digital equipment throughout the network.

These digitally upgraded systems are capable of carrying a larger quantity of signals with greatly improved quality. As of January 2005, according to the National Cable Television Association, there were 109,590,170 households with televisions in the United States and approximately 108,200,000 of these homes had access to cable. Of these homes, approximately 73,200,000 were basic cable subscribers, with approximately 25,000,000 of these basic subscribers also being digital subscribers. Digital content from major movie studios, major television networks, premium channel providers, and other program and content creators may be viewed with our on-demand systems.

     We believe these and other advancements have opened the door for our on-demand systems to serve the home video entertainment market. Our on-demand systems offer the following improvements over traditional home video services:

  - Convenience Without Late Fees. On-demand products eliminate travel to obtain and return rentals and eliminate late charges.

  - Interactivity. On-demand products enable a subscriber to view content at any time with interactive capabilities such as play, rewind, fast-forward and pause and this service is not limited by the availability of analog channel frequencies for delivering content.

  - Greater Content. On-demand products enable our customers to make large amounts of content available to their subscribers. Our customers utilize both free on-demand and subscription on-demand services. These offerings help create awareness and understanding of on-demand television. Further, they are compelling services that cannot be duplicated by satellite broadcasters, and thus, reduce subscriber churn.

  - No Special Subscriber Box Necessary. A digital video recorder (DVR) is an additional set-top device or an enhanced set-top device that enables a user to record programming on a hard disk drive for playback after the "live" program began with VCR-like functionality on the saved content. On-demand products do not require subscribers to pre-plan recording, purchase or rent a DVR device, install and maintain the device, update the device and learn how to operate the device. Additionally, since on-demand is network based, cable companies can incrementally add storage more economically and efficiently, whereas storage on a DVR device is typically not as easy to increase. Finally, and perhaps most importantly, DVRs are expensive devices that are inconsistent, we believe, with the broadband companies' long-range plans for the availability of on-demand services.

  - Advertising. On-demand products have enabled interactive long-format advertising and have the potential to enable broadband companies to target advertising and offer a further enhanced interactive advertising experience.

     We believe that on-demand is a key strategic competitive initiative for broadband companies because it provides them with an opportunity to differentiate their service offerings from digital broadcast satellite providers, which are technically unable to duplicate the full functionality of VOD. Further, we believe on-demand will provide cable and other telecommunication companies' access to new revenue generating opportunities, increase subscriber satisfaction and reduce subscriber churn.

     We believe that on-demand also will be a strategic differentiator for telephone companies as they seek to expand services beyond the delivery of voice. Cable companies are offering voice services and, thus, competing for telephone company customers. In response, we expect that the telephone companies will begin to expand into television and will deploy on-demand products for the same reasons that cable companies have.


THE REAL-TIME COMPUTING MARKETS

     Our real-time products offer unique solutions for a wide-range of applications that require state-of-the-art, time-critical software and hardware technology. The operating systems we provide typically offer high-performance computation and high data throughput, with predictable and repeatable responses to time-critical events. Our real-time products are currently used in host, client-server, and embedded and distributed computing solutions. End uses of our operating system and diagnostic tools include the following:

  - Simulation and Training. Man-in-the-loop (M-I-T-L) simulation and training and hardware-in-the-loop (H-I-T-L) simulation. Examples of M-I-T-L applications are personnel training simulators for commercial and military aviation, vehicle operation, mission planning and rehearsal. H-I-T-L solutions are constructed to create accurate simulations to verify hardware designs for applications such as engineering design for power plants, avionics and automotive subsystems.

  - Data Acquisition. Applications that perform environmental analysis and display, engine testing, range and telemetry systems, shock and vibration testing, weather satellite data acquisition and forecasting, intelligence data acquisition and analyses, and command and control.

  - Image Generation. Image generation applications requiring scalable, commercial-off-the-shelf graphics technology for the highest levels of computer-generated image quality and fidelity, compatibility with the latest industry-standard components from leading graphics suppliers and improved customer value versus proprietary solutions.

  - Industrial Process Control. Applications such as plant monitoring and control systems that ensure safety and reliable operation in industrial environments. Examples are gas and oil pipeline supervision, power plant control systems and manufacturing monitoring.

  - Information Technology. Data processing applications that require high reliability and time-critical response to user action with minimal interrupt latency such as applications used for stock and bond trading and other financial transaction systems.

  - Other Markets. We have recently expanded our focus to include other markets that require a low-latency, time-critical backbone such as medical imaging, air traffic control, financial trading and telecommunications test systems.


BUSINESS  STRATEGY

     ON-DEMAND PRODUCT LINE

     Our  on-demand  strategy is comprised of the following primary initiatives:

  - North American Cable. We have been selected to supply on-demand systems for 87 North American cable markets. Our primary customers include, in alphabetical order, Blue Ridge Communications, Bright House Networks, Charter Communications, Inc., Cogeco, Inc., Comcast Corporation, Cox Communications, Inc., Knology, Inc., Mediacom Communications Corporation, Time Warner, Inc., and Vid otron Lt e. We intend to focus on continuing to serve these customers and add to our customer base by providing the product innovations and customer support that we believe the cable companies need to succeed. It is our goal to provide the highest quality products and support so that we enable our customers to succeed with their customers.

  - International Cable. The rollout of residential on-demand service internationally over cable television systems is progressing well. We have been deployed in 14 international cable markets in Japan, Korea and Spain. We believe we offer the only on-demand services available to subscribers in Korea and Japan. We have been commercially deployed in Spain by Telefonica, in Korea by Broadband Solutions, Inc., Cable and Multimedia Communications Ltd. and Korea Digital Cable Media Center Co., Ltd. and in Japan by Jupiter Telecommunications, Inc. We will continue to pursue relationships with international cable companies.

  - Telecommunications Markets. We believe the international rollout of residential VOD services over DSL-based networks is progressing well. We have been deployed in 8 international telco markets by 5 international telcos, including Telecom Italia, Austria Telecom, and Cyta Telecom (in Cypress). Additionally, we have sold our on-demand products to several other international telcos, bringing the total international telco customers to 8. These opportunities have been obtained through an agreement with Alcatel pursuant to which we are Alcatel's preferred on-demand solution on their platform for resale throughout the world. Although we have been integrated with the Alcatel platform since January 2005, Alcatel recently announced an agreement with Microsoft Corp. that we believe may affect our long term relationship with Alcatel. However, we intend to pursue relationships with other integrators and international telecommunication companies in order to take advantage of opportunities as they arise.

     Additionally, we are currently pursuing North American DSL opportunities that we expect will begin to deploy on-demand services within the next year.

  - Innovate to Improve the On-Demand Viewing Experience. We intend to continue to focus on the development of future on-demand technologies to remain a technology leader by improving streaming, storage and content ingest flexibility, asset management, the subscriber's navigation experience, encryption techniques, network based digital video recorder applications, business analytics, advertising applications, and functionality such as compatibility with high definition television.

     REAL-TIME  PRODUCT  LINE

     Our  real-time  strategy is comprised of the following primary initiatives:

  - Establish RedHawk as the DeFacto Real-Time Operating System. As the high-performance, real-time, computing market shifted to open systems, we introduced new products to meet these open system requirements while maintaining support for our proprietary systems. The market for open software has grown dramatically and we believe we can position RedHawk as the standard open software real-time operating system. We are seeking to accomplish this by partnering with established industry providers of both software and hardware to resell RedHawk as a software-only product.

  - Partner with Third-Parties to Reach New Markets. In the last year, we have begun to utilize channel partners to expand the reach of our sales organization to sell to new markets. We have entered into numerous channel partner agreements to accomplish this goal. These channel partners typically possess knowledge and experience that enable them to reach new markets. We will continue to seek new partners interested in reselling our real-time products to new markets.

  - Real-Time Operating System Sales on Commercial-Off-The-Shelf Hardware Platforms. Our strategy strikes a balance between offering upgrades for our Unix system offerings and investing in our open-source RedHawk(TM) Linux(R) operating system and our iHawk(TM), Intel Xeon(R) and AMD Opteron(TM) integrated computer system solutions. These operating systems are generally sold on our iHawk family of hardware platforms. Our iHawk family is a line of Intel Xeon and AMD Opteron based servers available in single, dual, quad-, and 8-way processor models. iHawks are available in a wide-range of configurations that include our popular Real-Time Clock and Interrupt module. We expect that the on-going introduction of a wide-range of Intel and AMD servers running RedHawk Linux will allow us to compete for a broader range of business opportunities

  - NightStar(R) Tool Suite. Our NightStar Tool Suite is a collection of software products that enable our customers to perform diagnostic tests on the applications they have developed for use on our open source and proprietary real-time operating systems. We intend to continue to license the NightStar Tool Suite to our typical customers and port the suite so it may be used for diagnostic testing on other platforms.


PRODUCTS  AND  SERVICES

     Our products fall into two principal groups, on-demand systems and real-time systems. In addition, we provide technical support to all of our customers. The percentage of total revenue contributed by our on-demand and our real-time products and service offerings are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operation in this Annual Report on Form 10-K.

     ON-DEMAND  PRODUCTS

     For the majority of our deployments, our on-demand system may be located at the network operator's headend or hub in a distributed or centralized architecture with a small software module residing on the subscriber's set-top-box. When a subscriber selects a certain piece of video content from an on-screen menu, a dedicated video session is established between our video server and the digital set-top box in the subscriber's home via the resource manager over the broadband network. The selected video content is accessed from the video server where it is stored at either a headend or a hub. The purchase is typically captured by our back-office software, creating a billing and royalty record for the broadband company's billing system.

     Our on-demand systems integrate video streaming technology, content management, back-office software and readily available commercial hardware platforms to provide interactive, on-demand capabilities. Our on-demand systems include the following:

  - MediaHawk(R) 4G On-Demand Platform. Our MediaHawk 4G On-Demand Platform is based on our extensive software running on commercial-off-the-shelf hardware sourced from leading Original Equipment Manufacturers ("OEMs") suppliers. It consists of the MediaHawk 4000 Video Server, the Media Store 1000 storage system and the Media Matrix switching fabric. We believe that using proven off-the-shelf hardware provides a highly reliable platform with what we believe to be a superior cost basis. We believe we are the only major VOD vendor to separate streaming, storage, and content capture to maximize flexibility and scalability. We believe our three dimensional, modular approach provides our customers with the ability to better manage their initial deployments, add-on expansion, and proliferation of new services. The highly scaleable MediaHawk 4G works with legacy MediaHawk family products, enabling our customers to seamlessly grow their VOD streaming capabilities. As of June 30, 2005, we had shipped a total of 2,664 MediaHawk servers with a total capacity of 753,721 streams in 110 deployments serving 24.4 million basic subscribers.

  - Resource Manager. Our resource manager is a software component that establishes the network connection that allows video to be streamed to the home over the cable operator's network as a dedicated session. The resource manager is designed to route video streams in the most efficient manner available at any given time.

  - Business Management System. Our Business Management System is a relational database supporting subscriber and provider data management. Our back-office applications include customer access management, content distribution management, order management, royalty management, billing interfaces and marketing analysis.

  - Real Time Media System. Our Real Time Media System is software that enables our customers to capture broadcast television programming at the time of broadcast and simultaneously digitally encode, store and propagate the captured programs for future viewing by subscribers.

  - Web Reports(TM). Our Web Report software puts our customers directly in touch with our Business Management System to obtain real-time on-demand subscriber information via the internet, at their convenience from anywhere in the world. Operators can obtain customized reports on their network and information on on-demand orders/purchases, usage and content.

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

  - System Management and Maintenance Software. Our system management and maintenance software is designed to detect failed components, to re-route video streams to bypass the failed component, and to notify the cable company that maintenance is required.

  - Integration Options. Our on-demand systems are compatible with a wide range of equipment and software employed by broadband companies to deliver digital television service, including digital set-top boxes from Scientific-Atlanta, Motorola, Pioneer, Sony, Pace Micro, Samsung, Humax, and Matsushita and transport topologies such as IP, DSL, Gigabit Ethernet, DVB-ASI, ATM, and 64 and 256 QAM IF or RF. Further, since our on-demand technology allows us to perform functionality in the server rather than in the digital set-top box, we can overcome the challenge of providing on-demand services through digital set-top boxes with limited processing capability.

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

  - Fault Tolerant System Designs. Through the use of proven commercial off-the-shelf hardware and industry standard storage area network (SAN) methodology, our on-demand systems are designed to be highly fault resilient as not to impact the subscriber experience. Our design goals are to provide seamless end-user viewing without any interruption.

  - Intelligent Asset Management. Our on-demand systems enable broadband companies to automate the movement of content from one storage location to another based upon demand and other network requirements. This feature enables the most efficient streaming and storage of content. We have applied for a patent to protect our developments in this area.


     REAL-TIME  PRODUCTS

     Our principle real-time products are:

  - RedHawk(TM) Linux. RedHawk Linux is a real-time operating system that incorporates a number of enhancements to Linux that make it a powerful real-time, multi-processing operating system for time-critical applications. RedHawk also maintains third-party software compatibility with Red Hat(TM) Linux, allowing us to take advantage of the full range of third-party software applications that run on Red Hat.

  - iHawk(TM). Our iHawk Intel Xeon based or AMD Opteron based servers feature the RedHawk Linux operating system and our Real-Time Clock & Interrupt Module. iHawk systems are extensively deployed in simulation, data acquisition and industrial process control applications, and satisfy scientific and other complex computing requirements.

  - ImaGen(TM). ImaGen is our imaging platform for simulation and modeling applications that require enhanced realism and the ability to process very large amounts of input data. Typical ImaGen imaging applications include civil and military simulation, mission planning, homeland security, scientific and medical visualization, architectural design, energy exploration and entertainment.

  - Power Hawk(R) 700 and 900. Power Hawk is our family of highly-scalable, advanced VersModular Eurocard (VME) systems capable of supporting data acquisition, simulation and industrial process control applications in environments ranging from entry-level to highly complex. The Power Hawk line is designed around the Motorola PowerPC processor, and is available in single, dual and quad central processing unit (CPU) versions.

  - PowerMAXION(R). The PowerMAXION is our mid-level system specifically targeted to the real-time data acquisition market, such as radar and weapons control in the military market. The PowerMAXION series is designed around the PowerPC 604e processors from IBM and Motorola and is available in one-to-eight CPU versions.

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

SERVICES

     Customer Support. We offer worldwide hardware and software maintenance and support services for our products. Services include installation, integration, training, on-site maintenance, 24x7 telephone support, return-to-factory warranty, depot repair, and software support update service. Our integration and support offerings are an essential piece of successfully deploying and maintaining our products. An on-demand system has multiple interface points with other network elements, e.g., transport equipment, set-top boxes, conditional access, clients, navigators (electronic program guides), billing systems, content receivers, other applications and back office systems. Our system engineers are able to integrate these diverse elements, creating seamless on-demand services. Typically we provide support services at no additional charge during the warranty period and charge for the services under maintenance agreements after the warranty period. In addition to these basic service and support options, we also offer, for additional fees, software upgrades and additional onsite services. Over the past 15 to 20 years, we have routinely offered and delivered long-term service and support of our products, under maintenance contracts, for additional fees.

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


SALES  AND  MARKETING

     We sell our systems primarily in the U.S. through our direct field sales and support offices, as well as through channel partners (resellers, value added resellers, systems integrators, etc.). As of June 30, 2005, we had 83 employees in our sales and marketing force, which includes sales, sales support, marketing, strategic communications, product management, program management, and business development. Our sales force has significant experience in on-demand and real-time operating systems. Outside North America, we utilize a direct sales force out of our facilities in France, England, Germany, Australia, Hong Kong and Japan. Further, our direct sales forces are augmented by our channel partners that are able to introduce our products to new markets.


CUSTOMERS

     We derive revenue from a limited number of customers. As a result, the loss of, or reduced demand for products or related services from any of our major customers could adversely affect our business, financial condition and results of operations. Our products are typically manufactured and shipped in the same quarter the purchase order is received. Accordingly, we do not believe backlog is a meaningful indicator of future level of sales. Our backlog for real-time and on-demand systems at June 30, 2005 and 2004 totaled $3.2 million and $2.6 million, respectively. In addition, we had deferred revenue of $9.0 million and $14.8 million at June 30, 2005 and 2004, respectively, which resulted from prepaid maintenance services and shipments of systems where the revenue had not yet been recognized.

     We have purchase agreements with many customers, but none of these agreements currently require minimum purchases of our products except for our agreement with Lockheed-Martin. As a result, sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers' budgets for capital expenditures and new product introductions.

     A significant portion of our on-demand revenue has come from, and is expected to continue to come from, sales to the large broadband companies. The customers accounting for more than 10% of total revenue consisted of Comcast (14%) for the fiscal year ended June 30, 2005; Comcast (32%) and Cox (10%) for the fiscal year ended June 30, 2004; and Time Warner (16%) and Comcast (10%) for the fiscal year ended June 30, 2003. No other customer of our on-demand products accounted for more than 10% of total revenue during the last three fiscal years.

     Although we sell our real-time products to large customers, the customer base is more diversified than our on-demand business. Thus, only one customer, Lockheed-Martin, accounted for more than 10% of total revenues for the last three years. Specifically, Lockheed-Martin accounted for 18%, 13%, and 16% of total revenues in the fiscal years ended June 30, 2005, 2004, and 2003, respectively.

     We derive a significant portion of our revenues from the supply of products to U.S. government prime contractors and agencies of the U.S. government. The supplied systems include configurations from the RedHawk, iHawk, PowerMAXION, Power Hawk, and 3200-2000 product lines, with certain systems incorporating custom enhancements requested by the customer. We sell these integrated computer systems to prime contractors, including Boeing, Lockheed-Martin and Raytheon. We also supply spare parts, upgrades, and engineering consulting services and both hardware and software maintenance. For the fiscal years ended June 30, 2005 and 2004, we recorded $19.9 million and $14.2 million in revenues to U.S. government prime contractors and agencies of the U.S. government, representing 25% and 18% of total sales for the period, respectively. Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, failure to exercise options, changes in government policies and the imposition of budgetary constraints. A loss of government contract revenues could have a material adverse effect on our business, financial condition and results of operations.


NEW  PRODUCT  DEVELOPMENT

     We are committed to the development of new technology and rapid innovation in the evolving markets in which we compete. Research and development costs are expensed when incurred and aggregated $18.7 million, $20.0 million, and $18.8 million in fiscal years 2005, 2004, and 2003, respectively.

     Our research and development strategies with respect to our on-demand solutions are focused on the following:

  - Content Management. As VOD matures as an industry, we anticipate that demand for stored content will increase from a few hundred hours to many thousands of hours. We continue to enhance our systems to intelligently and automatically manage the distribution and lifecycle of stored content, thus, increasing the efficiency of our customers' networks.

  - Quality Monitoring. Now that there are substantial VOD deployments, we believe that a key differentiator for us will be the quality of our products. In order to measure that quality, we are working on developing software measurement tools for our customers.

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

  - Interactive and Targeted Advertising. Interactive long format advertising has already been deployed by Cox Communications in their systems. Targeted advertising technology provided by Everstream Holdings, Inc ("Everstream") will allow our on-demand system to insert different television commercials into the video streams for different consumers. This technology will allow the advertiser to closely "target" product advertisements to consumers most likely to buy, rather than broadcasting the same advertisements to everyone.

  - Interactive Menus. We have developed an interactive menu environment for on-demand service that we call the Interactive Media Solution. This in-band software application enables the operator to use more video to sell content through the menu and enhance on-demand navigation with more graphically rich backgrounds that intermix full motion video with menu backgrounds. This technology provides the subscriber with the ability to 'window-shop' their on demand content without excessive investment in additional time or bandwidth by the operators.

  - High Definition VOD. We have added full end-to-end support for high-definition content to our system. Such content requires substantially greater streaming and storage capacity, which in turn, will require more On-demand products. For example, high-definition content typically requires streaming capacity of 19 megabits/second while standard content streams at
     3.75 megabits/second. Thus, high-definition content consumes approximately five times the storage and approximately five times the streaming capacity.

     Our real-time product development will be focused on the following:

  - iHawk. We continue to plan to offer systems based on Intel 32-bit processor technology and will expand our offering with new AMD Opteron 64-bit processor technology in addition to systems based on new Intel and AMD dual-core processors. These systems should be available in single, dual, quad and 8-way processor configurations.

  - RedHawk Linux. We plan to continue to enhance our RedHawk Linux real-time operating system to provide increased determinism for time-critical applications. We are also investigating opportunities to sell this operating system as a software only, independent product through partners.

  - RT-LAB RLX Simulation. We have entered into an engineering alliance with Opal-RT whereby Opal-RT has made their MATLAB/Simulink(TM) data acquisition testing product available on our RedHawk Linux based systems. Our product is called RT-LAB RLX and allows engineers to use mathematical block diagrams for design, simulation, control and related functions. RT-LAB RLX offers a scalable, high-performance, environment for the most demanding of hard-real-time simulations such as for internal combustion engines, hydraulic systems, car dynamics and flexible multi-body mechanical systems, as well as electrical and power electronic systems.

  - Image Generation. ImaGen is our imaging platform for simulation and modeling applications that require enhanced realism and the ability to process very large amounts of input data. We developed this PC-based product based on visual software from Multigen-Paradigm Inc. These image generation systems directly address the requirements of the simulation and training and other markets. This new product allows us to compete for the visual subsystems.

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


COMPETITION

     Both our on-demand and real-time products are sold into highly-competitive environments, driven by rapid technological innovation. Both product groups compete based upon features, reliability, scalability, service, and price. Due in part to the range of performance and applications capabilities of our products, we compete in various markets against a number of companies.

     The major competitors of the on-demand product line currently include the following:

     SeaChange International, Inc. and C-COR Inc. (f.k.a. nCUBE Corp.). Additionally, there are a number of other entities in the market, including Microsoft Corporation, Kasenna, Inc., Broadbus Technologies, Inc., Tandberg Television (f.k.a. N2 Broadband, Inc.), Myrio, Arroyo, Akimbo, Bitband, Video Propulsion, Orca, Minerva, Silicon Graphics, Inc and others. We believe that we and SeaChange International Inc. are the leaders in the North American cable VOD market based on the number of subscribers in the markets served.

     Our real-time product line competes with a number of companies. Our major competitors can be categorized as follows:

  - major computer companies that participate in the high-performance computing business by layering specialized hardware and software on top of, or as an extension of, their general purpose product platforms, including Sun Microsystems, Hewlett Packard Corporation and IBM Corporation;

  - other computer companies that provide solutions for applications that address specific performance characteristics, such as fault tolerance or high-performance graphics, including Silicon Graphics, Inc. and Hewlett Packard Corporation;

  - single board computer companies that provide board-level processors that are typically integrated into a customer's computer system, including Force Computers, Inc., Motorola, Inc., and Mercury, Inc.;

  - companies providing competitive offerings on the Linux platform, including RedHat, Inc., MontaVista Software, Inc., LynuxWorks, Inc., FSMLabs, Inc., SuSE, Inc. and TimeSys Corporation;

  -  companies  involved  in  data  acquisition  including  dSpace  and  ADI
     Corporation.

     Additional competitors with significant market presence and financial resources, including computer hardware and software companies, content providers and television equipment manufacturers, including digital set-top-box manufacturers, may enter our markets, thereby further intensifying competition. Our future competitors also may include one or more of the parties with whom we currently have a strategic relationship. Although we have proprietary rights with respect to much of the technology incorporated in our on-demand and real-time systems, our strategic partners have not agreed to refrain from competing against us. Increased competition could result in price reductions that would adversely affect our business, financial condition and results of operations. Many of our current and potential future competitors have longer operating histories, significantly greater financial, technical, marketing and other resources than us, and greater brand name recognition. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our markets.


INTELLECTUAL  PROPERTY

     We rely on a combination of contracts and copyright, trademark, patent and trade secret laws to establish and protect our proprietary rights in our technology. We distribute our products under software license agreements that typically grant customers perpetual licenses to our products and which contain various provisions protecting our ownership and confidentiality of the licensed technology. The source code of our products is protected as a trade secret and as an unpublished copyright work. However, some of our products utilize open source that provides little copyright protection. In addition, in limited instances, we license our products under licenses that give licensees limited access to the source code of certain of our products, particularly in connection with our strategic alliances.

     Despite the precautions we have taken, there can be no assurance that our products or technology will not be copied or otherwise obtained and used without authorization. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries or with respect to open source code utilized in our products. We believe that, due to the rapid pace of innovation within our industry, factors such as the technological and creative skills of our personnel are more important to establishing and maintaining a technology leadership position within the industry than are the various legal protections for our technology.

     We do not own any material issued patents. However, we have eight patent applications pending in the United States and nine pending abroad and have obtained patent licenses to the portfolios owned by Everstream Holdings, Inc. (3 U.S. patents and multiple patent applications) and previously owned by Thirdspace Living Limited, now owned by Alcatel (13 patents, 29 patent applications, and all additions, divisionals, continuations, continuations-in-part, extensions, reissues, and foreign counterparts thereof). These patents cover multiple interactive television, targeted advertising, and on-demand technologies.

     We have entered into licensing agreements with several third-party software developers and suppliers. Generally, such agreements grant us non-exclusive, worldwide licenses with respect to certain software provided as part of computers and systems we market and terminate on varying dates.


SUPPLIERS

     We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms. These components include, for example, processors, power supplies, integrated circuits and storage devices. We purchase product components from the following single suppliers: APW Electronic Solutions, Dell Corporation, DME Corporation, Kardios Systems Corporation, Macrolink, Inc., Metal Form, Inc., Qlogic Corporation, Curtiss-Wright Controls, Inc., Sanmina-SCI Corporation, Seagate Technology, Inc., Tyco Electronics Corporation, GE Fanuc and Xyratex Technology Limited. In most cases, comparable products are available from other sources, but would require significant reengineering to conform to our system specifications.


SEASONALITY

     We have experienced variations in revenue, expenses and operating results from quarter to quarter in our on-demand and real-time businesses, and it is possible that these variations will continue. We believe that fluctuations in the number of orders for our on-demand systems being placed from quarter to quarter are principally attributable to the buying patterns and budgeting cycles of cable companies. We believe that orders for real-time products are dictated by buying cycles of the government and large government contractors. In addition, for both product lines, orders are often not finalized until the end of a quarter. We do not believe seasonality is a significant factor at this time.


GOVERNMENTAL  REGULATION

     We are subject to various international, U.S. federal, state and local laws affecting our business. Any finding that we have been or are in noncompliance with such laws could result in, among other things, governmental penalties. Further, changes in existing laws or new laws may adversely affect our business.

     The television industry is subject to extensive regulation in the United States and other countries. Our on-demand business is dependent upon the continued growth of the digital television industry in the United States and internationally. Broadband companies are subject to extensive government regulation by the Federal Communications Commission and other federal and state regulatory agencies. These regulations could have the effect of limiting capital expenditures by broadband companies and thus could have a material adverse effect on our business, financial condition and results of operations. The enactment by federal, state or international governments of new laws or regulations could adversely affect our broadband customers, and thereby materially adversely affect our business, financial condition and results of operations.


ENVIRONMENTAL  MATTERS

     We purchase, use, and arrange for certified disposal of chemicals used in the manufacturing process at our Pompano Beach, Florida, facility. As a result, we are subject to federal and state environmental protection and community right-to-know laws. These laws could have the effect of limiting our capital expenditures and thus could have a material adverse effect on our business, financial condition and results of operations. Violations of such laws can result in the imposition of substantial remediation costs and penalties. We believe we are in compliance with all material environmental laws and regulations.


EMPLOYEES

     As of June 30, 2005, we had 366 employees worldwide. Of these employees, 304 were located in the United States and 62 were located internationally. Our employees are not unionized.


FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     A summary of net sales (consolidated net sales reflects sales to unaffiliated customers) attributable to our foreign and domestic operations for the fiscal years ended June 30, 2005, 2004, and 2003 is presented in Note 12 to the consolidated financial statements included herein.


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

     The risk factors below contain forward-looking statements regarding Concurrent. Actual results could differ materially from those set forth in the forward-looking statements. See "Cautionary Statements Regarding Forward-Looking Statements" on page 37.

RISKS  RELATED  TO  OUR  BUSINESS

A SIGNIFICANT PORTION OF OUR REVENUE HAS BEEN, AND IS EXPECTED TO CONTINUE TO BE, CONCENTRATED IN A SMALL NUMBER OF CUSTOMERS. IF WE ARE UNSUCCESSFUL IN MAINTAINING AND EXPANDING RELATIONSHIPS WITH THESE CUSTOMERS OR LOSE ANY OF THESE CUSTOMERS, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

     For the fiscal year ended June 30, 2005, Lockheed-Martin and Comcast accounted for approximately 18% and 14%, respectively, of our revenues. If we are unsuccessful in maintaining and expanding key relationships with these and other existing customers, our business will be materially adversely affected. Further, if we are unsuccessful in establishing relationships with other large companies or experience problems in any of our systems, our ability to attract new customers and sell additional products to existing customers will be materially adversely affected.

     Over the last twelve months, our relationship with Charter Communications has deteriorated resulting in Charter's decision to swap our on-demand products out of a number of sites. Over the course of the year, the number of Charter sites using our products to provide on-demand service dropped from eight to two.

     Due to our limited customer base and the relative size of each customer compared to Concurrent, our customers may make unreasonable and extensive demands upon our business. Such demands may include contractual service and product obligations and our failure to adequately perform under these contracts could result in liquidated damages. The payment of any liquidated damages or failure to meet our customers' expectations could substantially harm our future business prospects.

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

WE INCURRED NET LOSSES IN THE PAST AND MAY INCUR FURTHER LOSSES IN THE FUTURE.

     We incurred net losses of $7.7, $5.7 and $24.6 million in fiscal years ended June 30, 2005, 2004 and 2003, respectively. Our net loss for the fiscal year ended June 2004 included a gain of $3.1 million from the partial recovery of a previously recognized loss in a minority investment. Our net loss for the fiscal year ended June 30, 2003 included a charge of $13.0 million from the write-down of our investment in Thirdspace and a restructuring charge of $1.6 million. As of June 30, 2005, we had an accumulated deficit of approximately ($136.5) million. We may incur additional net losses in the future.

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

     Further, a defect, error or performance problem with our on-demand systems could cause our customers' VOD offerings to fail for a period of time or be degraded. Any such failure would cause customer service and public relations problems for our customers. As a result, any failure of our customers' systems caused by our technology could result in delayed or lost revenue due to adverse customer reaction, negative publicity regarding us and our products and services and claims for substantial damages against us, regardless of our responsibility for such failure. Any claim could be expensive and require us to spend a significant amount of resources.

THE VOD MARKET MAY NOT GAIN BROAD MARKET ACCEPTANCE; OUR CUSTOMERS MAY NOT CONTINUE TO PURCHASE OUR ON-DEMAND SYSTEMS; AND OUR BROADBAND COMPANY CUSTOMERS MAY ENTER INTO ARRANGEMENTS WITH OUR COMPETITORS ANY OF WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

     In order for our on-demand business to succeed, broadband companies, particularly the largest North American broadband companies, must successfully market VOD to their television subscribers. None of our customers are contractually obligated to introduce, market or promote VOD, nor are any of our customers bound to achieve any specific product introduction schedule. Accordingly, even if a broadband company initiates a customer trial using our system, it is under no obligation to launch a full-scale commercial introduction using our technology. Further, we do not have exclusive arrangements with our customers. Therefore, our customers may enter into arrangements with one or more of our competitors.

     The growth and future success of our on-demand business depends largely upon our ability to penetrate markets and sell our systems to digitally-upgraded domestic and international broadband companies. If these potential customers determine that VOD is not viable as a business proposition or if they decide to delay their purchase decisions, as a result of capital expenditure restraints or otherwise, or to purchase systems from our competitors, our business, financial condition and results of operations will be significantly adversely affected.

THE VOD OPPORTUNITIES BEYOND THE NORTH AMERICAN CABLE MARKET, SUCH AS VOD OVER DSL, STREAMING VIDEO OVER INTERNET PROTOCOL AND INTERNATIONAL CABLE AND DSL/IP MARKETS MAY NOT DEVELOP OR MAY NOT BE SUBSTANTIAL TO CONCURRENT.

     In recent years there have been several false starts both in North American and International markets in the deployment of video over DSL and IP streaming. If there is limited adoption of VOD, further deployment delays or if we fail to participate in these new markets, we may not be able to broaden our customer base and expand revenues. We have little commercial experience in these markets and cannot assure that we can be successful. Our failure to do so could materially adversely affect our business, financial condition and results of operations.

WE UTILIZE OPEN SOURCE SOFTWARE WHICH COULD ENABLE OUR CUSTOMERS OR COMPETITORS TO GAIN ACCESS TO OUR SOURCE CODE AND DISTRIBUTE IT WITHOUT PAYING ANY LICENSE FEE TO CONCURRENT.

     Key components of both our real-time and on-demand products utilize open source software on Linux platforms. Some open source software, especially that provided under the GNU Public License, is provided pursuant to licenses that limited the restrictions that may be placed on the distribution and copying of the provided code. Thus, it is possible that customers or competitors could copy our software and freely distribute it. This could substantially impact our business and the ability to protect future business.

WE HAVE A SIGNIFICANT BASE OF DEPLOYED PRODUCTS THAT OUR CUSTOMERS, OVER TIME, MAY DECIDE TO SWAP FOR NEWER PRODUCTS FROM OTHER COMPANIES WITH IMPROVED FUNCTIONALITY.

     Although the VOD market is young in the view of most subscribers, a significant number of our on-demand products have been deployed for several years and may be facing obsolescence. When our customers evaluate replacing those older products, they may choose to try a different vendor. If that were to occur, we would lose future revenue opportunities from expansion as well as maintenance.

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

A LOSS OF OUR GOVERNMENT CONTRACTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     We also derive a significant portion of our real-time revenues from the supply of systems under government contracts. For the fiscal year ended June 30, 2005, we recorded $19.9 million in sales to U.S. government prime contractors and agencies of the U.S. government. This amount represents approximately 25% of our total sales in the period. Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, changes in governmental policies and the imposition of budgetary constraints. A loss of government contract revenues could have a material adverse effect on our business, results of operations and financial condition.

OUR OPERATING RESULTS MAY CONTINUE TO BE VOLATILE AND DIFFICULT TO PREDICT, AND IN SOME FUTURE QUARTERS, OUR OPERATING RESULTS MAY FALL BELOW OUR EXPECTATIONS AND THE EXPECTATIONS OF SECURITIES ANALYSTS AND INVESTORS, WHICH COULD RESULT IN MATERIAL DECLINES OF OUR STOCK PRICE.

     Our quarterly operating results may vary depending on a number of factors, including:

     - delay in customer orders based on, among other reasons, capital expenditure restraints or the availability of content for VOD and pending completion of negotiations for content between the broadband companies and content providers, particularly major movie studios and providers of subscription based content such as HBO, Showtime, and Starz-Encore;
     -    the  timing,  pricing  and  number  of  sales  of  our  products;
     - actions taken by our competitors, including new product introductions and enhancements and price reduction;
     -    our ability to control costs;
     - deferrals of customer orders in anticipation of product enhancements or new products;
     -    delays in testing and introductions of new products;
     -    failure to effectively service the installed base;
     - decisions by our customers to move to a competitor's platform at an already deployed site;
     - contractual obligations that could require the payment of liquidated damages, heighten maintenance requirements and otherwise impact revenue recognition;
     -    delays or cancellations of customer orders;
     -    various inventory risks due to changes in market conditions; and
     -    our inability to forecast customer spending.

WE CURRENTLY HAVE STRATEGIC RELATIONSHIPS WITH ALCATEL, SCIENTIFIC-ATLANTA AND MOTOROLA, AMONG OTHERS. WE MAY BE UNSUCCESSFUL IN MAINTAINING THESE STRATEGIC RELATIONSHIPS, OR ESTABLISHING NEW STRATEGIC RELATIONSHIPS THAT WILL BE AN IMPORTANT PART OF OUR FUTURE SUCCESS. IN EITHER EVENT, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

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

     We cannot provide assurance that existing or future strategic partners will not pursue alternative technologies or develop alternative products in addition to or in lieu of our technology, either on their own or in collaboration with others, including our competitors. For example, Alcatel recently announced an agreement with Microsoft Corp. that we believe may jeopardize our long term relationship with Alcatel. These alternative technologies or products may be in direct competition with our technologies or products and may significantly erode the benefit of our strategic relationships and adversely affect our business, financial condition and results of operations.

TRENDS IN OUR BUSINESS MAY CAUSE OUR QUARTERLY OPERATING RESULTS TO FLUCTUATE; THEREFORE, PERIOD-TO-PERIOD COMPARISONS OF OUR OPERATING RESULTS MAY NOT NECESSARILY BE MEANINGFUL.

     We have experienced significant variations in the revenue, expenses and operating results from quarter to quarter in our business, and it is possible that these variations will continue. We believe that fluctuations in the number of orders for our products being placed from quarter to quarter are principally attributable to the buying patterns and budgeting cycles of our customers. In addition, orders are often not finalized until the end of a quarter. As a result, our results of operations have in the past and will possibly continue to fluctuate in accordance with this purchasing activity. Therefore, period-to-period comparisons of our operating results may not necessarily be meaningful. In addition, because these factors are difficult for us to forecast, our business, financial condition and results of operations for one quarter or a series of quarters may be adversely affected and below the expectations of securities analysts and investors, which could result in material declines of our stock price.

THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE, AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST OUR CURRENT AND FUTURE COMPETITORS, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS.

     The market for on-demand is extremely competitive. Our primary competitor, SeaChange International, is well funded and has been very successful in the VOD market. Additionally, some smaller competitors are private and have been funded by some of our broadband customers. This intense competition may severely impact our success and ability to expand our on-demand deployments. The market for our real-time products is ever changing. As the demand shifts, we may be unable to adequately respond to customer demands or technology changes. There may be new entrants into the real-time market with better, more appropriate products. A list of the competitors faced by both of our markets and a categorization of our competitors is included under the Competition heading in the Business section in this Annual Report on Form 10-K.

IF WE FAIL TO DEVELOP AND MARKET NEW PRODUCTS AND PRODUCT ENHANCEMENTS IN A TIMELY MANNER, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     Our future success is dependent on our development and marketing of additional products that achieve market acceptance and enhance our current products. Our inability to develop, on a timely basis, new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be successful in pursuing any new products or enhancements to existing products.

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

     We typically enter into confidentiality or license agreements with our employees, consultants, customers and vendors, in an effort to control access to and distribution of our proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary technology without authorization. The steps we take may not prevent misappropriation of our intellectual property, and the agreements we enter into may not be enforceable. In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries. Other companies, such as Acacia Technologies Group, Personalized Media Communication L.L.C., the SCO Group, and our competitors, may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products. Further, we have indemnification obligations with numerous customers that could require us to become involved in IP litigation. As a result, we may be found to infringe on the intellectual property rights of others. In the event of a successful claim of infringement against us and our failure or inability to license the infringed technology, our business and operating results could be adversely affected.

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

     We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms. These components include, for example, processors, power supplies, integrated circuits and storage devices. We purchase product components from the following single suppliers: APW Electronic Solutions, Dell Corporation, DME Corporation, Kardios Systems Corporation, Macrolink, Inc., Metal Form, Inc., Qlogic Corporation, Curtiss-Wright Controls, Inc., Sanmina-SCI Corporation, Seagate Technology, Inc., Tyco Electronics Corporation, GE Fanuc and Xyratex Technology Limited. In most cases, comparable products are available from other sources, but would require significant reengineering to conform to our system specifications. Our reliance on single suppliers entails a number of risks, including the possibility of defective parts, a shortage of components, increase in components costs, and reduced control over delivery schedules. Any of these events could adversely affect our business, results of operations and financial condition. We estimate that a lead-time of 16-24 weeks may be necessary to switch to an alternative supplier of certain custom application specific integrated circuit and printed circuit assemblies. A change in the supplier of these components without the appropriate lead-time could result in a material delay in shipments by us of certain products. Where alternative sources are available, qualification of the alternative suppliers and establishment of reliable supplies of components from such sources may also result in delays. Shipping delays may also result in a delay in revenue recognition, possibly outside the fiscal year period originally planned, and, as a result, may adversely affect our financial results for that particular period.

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

     Our future performance depends on the continued service of our senior management and our engineering, sales and marketing and manufacturing personnel. Competition for qualified personnel is intense, and we may fail to retain our new key employees or to attract or retain other highly qualified personnel. In the last eighteen months we have lost persons in the following positions: Chief Executive Officer, President of the VOD division, President of the ISD division, Chief Financial Officer, VP of sales for both the VOD and ISD divisions, VP of product management, other key individuals in sales and system engineering. We do not carry key person life insurance on any of our employees. The loss of the services of one or more of our key personnel could seriously impact our business. Our future success also depends on our continuing ability to attract, hire, train and retain highly skilled managerial, technical, sales, marketing and customer support personnel. In addition, new employees frequently require extensive training before they achieve desired levels of productivity.

INTERNATIONAL SALES ACCOUNTED FOR APPROXIMATELY 33%, 18%, AND 14% OF OUR REVENUE IN FISCAL YEARS 2005, 2004, AND 2003, RESPECTIVELY AND IS EXPECTED TO INCREASE. ACCORDINGLY, OUR BUSINESS IS SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

     We are subject to a number of risks associated with international business activities that could increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

     - compliance with, and unexpected changes in, regulatory requirements resulting in unanticipated costs and delays;
     - difficulties in compliance with export and re-export regulations governing U.S. goods and goods from our international subsidiaries;
     -    lack  of availability of trained personnel in international locations;
     -    tariffs,  export  controls  and  other  trade  barriers;
     -    longer  accounts  receivable payment cycles than in the United States;
     - potential difficulty of enforcing agreements and collecting receivables in some foreign legal systems;
     - potential difficulty in enforcing intellectual property rights in certain foreign countries;
     - potentially adverse tax consequences, including restrictions on the repatriation of earnings;
     -    the burdens of complying with a wide variety of foreign laws;
     -    general economic conditions in international markets; and
     -    currency exchange rate fluctuations.

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

     On August 19, 2005, we entered into a definitive agreement to acquire Everstream. Everstream is a leader in business intelligence software currently focused on the cable industry. Everstream is valued at approximately $15 million and we currently own the equivalent of $500,000 of Everstream stock. The acquisition will be paid in Concurrent stock. The closing of this transaction is expected to occur in our second quarter of fiscal 2006. We cannot assure that this transaction will occur, nor can we assure that we can successfully integrate Everstream's business, products, technologies and personnel into our business. Our failure to do so could materially adversely affect our business, operating results and financial condition.

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

     Real-time and on-demand products are relatively complex, their purchase generally involves a significant commitment of capital, and there are frequent delays associated with large capital expenditures and implementation procedures within an organization. Moreover, the purchase of such products typically requires coordination and agreement among a potential customer's corporate headquarters and its regional and local operations. As a result, the sales cycles associated with the purchase of many of our products are typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which we have little or no control.

RISKS  RELATED  TO  OUR  INDUSTRIES

THE CURRENT UNCERTAINTY AND FINANCIAL INSTABILITY OF CERTAIN COMPANIES IN THE CABLE INDUSTRY MAY ADVERSELY IMPACT THE SUCCESS OF OUR ON-DEMAND BUSINESS.

     We sell our on-demand products to cable companies that have upgraded their networks to support interactive, digital services. However, the cable industry has received negative publicity regarding cable companies' lack of sufficient free cash flow to fund capital expenditures and debt service requirements after years of significant capital spending to upgrade their cable plants to digital, two-way interactive capability. As a result, certain cable companies have communicated their intent to reduce capital spending to accelerate the point at which they will generate free cash flow and improve their financial stability. This may adversely impact the speed at which these cable companies deploy VOD in their cable markets. Other factors contributing to the uncertainty in the cable industry is the bankruptcy of Adelphia Communications Corporation.

THE SUCCESS OF OUR ON-DEMAND BUSINESS IS DEPENDENT UPON THE GROWTH OF THE DIGITAL VIDEO MARKET, WHICH MAY NOT GROW AS WE EXPECT. ANY FAILURE BY THE MARKET TO ACCEPT DIGITAL VIDEO TECHNOLOGY WILL HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     VOD is an emerging technology, and we cannot assure you that it will attract widespread demand or market acceptance. Further, the potential size of the VOD market and the timing of our development are uncertain. Our success in the VOD market will depend upon the commercialization and broad acceptance of VOD by residential subscribers and other industry participants, including broadband companies, content providers, set-top box manufacturers, and educational institutions. The future growth of our on-demand business will depend on the pace of the installation of interactive digital cable and digital set-top-boxes, the rate at which cable companies deploy digital infrastructure, the rate at which digital video technology expands to additional market segments, and the rate that the technology is adopted by consumers.

THE SUCCESS OF OUR ON-DEMAND BUSINESS IS DEPENDENT ON THE AVAILABILITY OF, AND THE DISTRIBUTION WINDOWS FOR, MOVIES, PROGRAMS AND OTHER CONTENT. IF SUFFICIENT VOD CONTENT IS NOT AVAILABLE ON A TIMELY BASIS, OUR ON-DEMAND BUSINESS WILL BE ADVERSELY AFFECTED.

     The success of VOD will largely be dependent on the availability of a wide variety and substantial number of movies, subscription based content from providers such as Home Box Office, Inc., Showtime Networks, Inc., and Starz Encore Group, LLC, specialty programs and other material, which we refer to as content, in digital format. We do not provide digital VOD content. Therefore, the future success of our on-demand business is dependent in part on content providers, such as traditional media and entertainment companies, providing significant content for VOD. Further, we are dependent in part on other third parties to convert existing analog content into digital content so that it may be delivered via VOD.

     In addition, we believe that the ultimate success of VOD will depend in part on the timing of the VOD distribution window. The distribution window is the time period during which different mediums, such as home movie rental businesses, receive and have exclusive rights to motion picture releases. Currently, video rental businesses have an advantage of receiving motion picture releases on an exclusive basis before most other forms of non-theatrical movie distribution, such as pay-per-view, premium television, VOD, basic cable and network syndicated television. The length of the exclusive distribution window for movie rental businesses varies, typically ranging from 30 to 90 days for domestic video stores. Thereafter, movies are made sequentially available to various television distribution channels. We believe the success of VOD will depend in part on movies being available for VOD distribution either simultaneously with, or shortly after, they are available for video rental distribution. The order, length and exclusivity of each window for each distribution channel are determined solely by the studio releasing the movie. Given the size of the home video rental industry, the studios have a significant interest in maintaining that market. We cannot assure you that favorable changes, if any, will be made relating to the length and exclusivity of the video rental and television distribution windows.

     We believe all of the major studios have entered into agreements with certain cable companies and content aggregators to provide digital movies for distribution through VOD. However, these agreements are subject to change. If studios fail to reach agreements regarding content or cancel existing agreements, our customers could delay or cancel on-demand system orders, which would adversely affect our on-demand business.

WE CANNOT ASSURE YOU THAT OUR PRODUCTS AND SERVICES WILL KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS AND EMERGING INDUSTRY STANDARDS, ADDRESS THE CHANGING NEEDS OF OUR CUSTOMERS OR ACHIEVE MARKET ACCEPTANCE, ANY OF WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

     The markets for our products are characterized by rapidly changing technology, evolving industry standards and new product introductions and enhancements. There can be no assurance that we will be successful in enhancing our on-demand and real-time products or developing, manufacturing and marketing new products that satisfy customer needs or achieve market acceptance. In addition, services, products or technologies developed by others may render one or more of our products or technologies uncompetitive, unmarketable or obsolete. Future technological advances in the real-time, television and video industries may result in the availability of new products and services that could compete with our solutions or reduce the cost of existing products or services. Our future success will depend on our ability to continue to enhance our existing products, including development of new applications for our technology, and to develop and introduce new products to meet and adapt to changing customer requirements and emerging technologies. Further, announcements of currently planned or other new product offerings by our competitors may cause customers to defer purchase decisions or to fail to purchase our existing solutions. Our failure to respond to rapidly changing technologies could adversely affect our business, financial condition and results of operations.

BOTH OF OUR PRODUCT LINES ARE SUBJECT TO GOVERNMENTAL REGULATION. ANY FINDING THAT WE HAVE BEEN OR ARE IN NONCOMPLIANCE WITH SUCH LAWS COULD RESULT IN, AMONG OTHER THINGS, GOVERNMENTAL PENALTIES. FURTHER, CHANGES IN EXISTING LAWS OR NEW LAWS MAY ADVERSELY AFFECT OUR BUSINESS.

     We are subject to various international, U.S. federal, state and local laws affecting our on-demand and real-time product lines. The television industry is subject to extensive regulation in the United States and other countries. Our on-demand business is dependent upon the continued growth of the digital television industry in the United States and internationally. Broadband companies are subject to extensive government regulation by the Federal Communications Commission and other federal and state regulatory agencies. These regulations could have the effect of limiting capital expenditures by broadband companies and thus could have a material adverse effect on our business, financial condition and results of operations. The enactment by federal, state or international governments of new laws or regulations could adversely affect our broadband customers, and thereby materially adversely affect our business, financial condition and results of operations. Our real-time business is also subject to strict government regulation as the result of the government work we do. The regulations deal with security clearances, employment practices, pricing, purchasing, intellectual property and integrity. If we were ever found in violation or if out of tolerance, our production and resultant revenues could be halted or significantly delayed.

WE MAY BE SUBJECT TO LIABILITY IF PRIVATE INFORMATION SUPPLIED TO OUR CUSTOMERS, INCLUDING BROADBAND COMPANIES, IS MISUSED.

     Our on-demand systems allow broadband companies to collect and store video preferences and other data that many viewers may consider confidential. Unauthorized access or use of this information could result in liability to our customers, and potentially us, and might deter potential on-demand viewers. We have no control over the policy of our customers with respect to the access to this data and the release of this data to third parties.

THE DEPLOYMENT OF ON-DEMAND BY BROADBAND COMPANIES MAY BE DELAYED DUE TO LIMITED BANDWIDTH OR OTHER TECHNOLOGY INITIATIVES THAT COULD REQUIRE BROADBAND COMPANIES TO FURTHER UPGRADE THEIR NETWORKS.

     Bandwidth is a limited resource. On-demand deployments may be delayed as operators focus on new initiatives that require incremental bandwidth such as high definition television, increased high-speed data speed, voice over internet protocol, interactive television, gaming and other evolving applications. These initiatives compete for the broadband companies' network bandwidth and may require the cable companies to increase their bandwidth capabilities by further upgrading their networks and therefore delaying on-demand deployments.

OTHER  RISKS

IN THE FUTURE, WE MAY NEED TO RAISE ADDITIONAL CAPITAL. THIS CAPITAL MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS, IF AT ALL. IF WE CANNOT RAISE FUNDS ON ACCEPTABLE TERMS, IF AND WHEN NEEDED, WE MAY NOT BE ABLE TO DEVELOP OR ENHANCE OUR PRODUCTS AND SERVICES, TAKE ADVANTAGE OF FUTURE OPPORTUNITIES, GROW OUR BUSINESS OR RESPOND TO COMPETITIVE PRESSURES OR UNANTICIPATED REQUIREMENTS.

     We believe that our existing cash balances and funds generated by operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months. However, our working capital declined from $43.5 million on June 30, 2002 to $22.9 million on June 30, 2005. We expect that our working capital may continue to decrease during fiscal year 2006. If our revenue does not increase and stabilize in future periods, we will continue to use substantial cash from operating activities, which will cause working capital to further decline. If this situation continues, we may need to raise additional funds. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.

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

OUR STOCK PRICE HAS BEEN VOLATILE IN THE PAST AND MAY BE VOLATILE IN THE FUTURE.

     Our common stock is traded on the NASDAQ National Market. For the fiscal year ended June 30, 2005, the high and low prices reported on the NASDAQ National Market were $2.95 and $1.35, respectively. Further, as of August 23, 2005, the price as reported on the NASDAQ National Market was $1.82. The market price of our common stock may fluctuate significantly in the future in response to various factors, some of which are beyond our control, including, among others:

          -    variations  in  our  quarterly  operating  results;
          - changes in securities analysts' estimates of our financial performance;
          -    the  development  of  the  on-demand  market  in  general;
          -    changes  in  market  valuations  of  similar  companies;
          - announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
          - loss of a major customer or failure to complete significant transactions; and
          -    additions  or  departures  of  key  personnel.

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

     Our principal facilities as of June 30, 2005, are listed below. All of the principal facilities are leased. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

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


ITEM  3.  LEGAL  PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not presently involved in any material litigation, but have the following matters pending:

     -    Vicor,  Inc. v. Concurrent Computer Corporation, Essex Superior Court,
          -----------------------------------------------
          Massachusetts, Civil Action No. C5-1437A. This suit was filed August 18, 2005 requesting declaratory relief regarding a contractual dispute between the parties.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  applicable.

ITEM  X.  OFFICERS  OF  THE  REGISTRANT

     Our officers are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal. Set forth below are the names, positions, and ages of executive officers as of August 23, 2005:

NAME                                           POSITION                               AGE
----                                           --------                               ---

T. Gary Trimm      President and Chief Executive Officer                               57
Warren Neuburger   Chief Operating Officer                                             51
Gregory S. Wilson  Chief Financial Officer                                             40
Kirk L. Somers     Vice President Investor Relations and General Counsel & Secretary   40

     T. Gary Trimm, President, Chief Executive Officer, and Director. Mr. Trimm has served as President and Chief Executive Officer of Concurrent since July 2004. He became a director on August 10, 2004. From 2003 to July 2004, Mr. Trimm was President and Chief Executive Officer of OpVista, Inc., a manufacturer of scalable transport solutions. From 1997 to 2003, Mr. Trimm served as President and Chief Executive Officer of Strategic Management, LLC, a consulting firm. From 1995 to 1997, Mr. Trimm served as President and Chief Executive Officer of Compression Labs, a developer and marketer of CDV-based video-conferencing systems, and from 1988 to 1995, Mr. Trimm served at Scientific-Atlanta, Inc., where his final position was President of their Subscriber Division. Mr. Trimm also spent several years at American Technical Services and served in the United States Navy within the US Navy Submarine Service. Mr. Trimm serves on the board of directors of OpVista.

     Warren Neuburger, Chief Operating Officer. Mr. Neuburger joined Concurrent in June 2004 as President of the Integrated Solutions Division. In January 2005, as part of the integration of the VOD and Integrated Solutions divisions, he became Chief Operating Officer. From 2001 to 2003, Mr. Neuburger served as CEO, President, Chief Operations Officer and Director at Optio Software Inc., a provider of output management solutions. From 1998 to 2001, Mr. Neuburger held a number of positions at Glenayre Electronics, including Executive Vice President, Products and President of the ING Division. Mr. Neuburger also held a number of positions during his tenures at Voicecom Systems, Inc., Digital Equipment Corporation, and Corning Glass Works.

     Gregory S. Wilson, Chief Financial Officer. Mr. Wilson joined Concurrent in February 2000 as the company's corporate controller. In January 2005, he was promoted to Chief Financial Officer. Prior to joining Concurrent, from 1998 to 2000, Mr. Wilson served as the Manager of Financial Planning and Analysis at LHS Group Inc., a publicly traded global provider of operating support system software and services to the communications industry. From 1997 to 1998, Mr. Wilson served as a consultant for BAAN Corporate Office Solutions. From 1994 to 1997, Mr. Wilson served as Director of Planning and Analysis for a division of Turner Broadcasting. From 1990 to 1994, he worked for Oppenheimer Capital where his financial responsibilities included internal financial reporting, quarterly and annual filings with the SEC, and financial planning and analysis. Mr. Wilson began his career with Ernst and Young of Atlanta in 1987.

     Kirk L. Somers, Vice President, Investor Relations, General Counsel and Secretary. Mr. Somers has served as General Counsel since November 2001 and was appointed Secretary in August 2004. He was made a vice president and placed in charge of Investor Relations in January 2005. Immediately prior to joining Concurrent, from December 1998 to November 2001, Mr. Somers was the Assistant General Counsel for a company within divine, inc. (f.k.a. eshare communication, Inc.), a developer and marketer of enterprise interactive management solutions, where he was responsible for corporate-wide development and enforcement of the company's intellectual property portfolio as well as commercial contracts and other corporate matters. From December 1995 to December 1998, Mr. Somers was a partner in the law firm of Marshall & Melhorn in Toledo, Ohio practicing in the area of litigation. Prior to that, he was a JAG in the USAF.

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

     FISCAL YEAR 2005
     QUARTER ENDED:           HIGH    LOW
                              -----  -----
     September 30, 2004       $2.00  $1.35
     December 31, 2004        $2.95  $1.40
     March 31, 2005           $2.94  $1.69
     June 30, 2005            $2.31  $1.48

     FISCAL YEAR 2004
     QUARTER ENDED:           HIGH    LOW
                              -----  -----

     September 30, 2003       $4.75  $2.35
     December 31, 2003        $5.47  $3.49
     March 31, 2004           $6.00  $3.00
     June 30, 2004            $3.71  $1.60

     As of August 23, 2005, there were 63,642,996 shares of Common Stock outstanding, held by approximately 18,750 stockholders with a closing price on the NASDAQ National Market of $1.82.

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

                               SELECTED CONSOLIDATED FINANCIAL DATA
                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        YEAR ENDED JUNE 30,
                              --------------------------------------------------------------------
INCOME STATEMENT DATA             2005              2004           2003           2002      2001
---------------------         -------------       --------       ---------       -------  --------
Net sales                     $     78,685        $79,235        $ 75,453        $89,369  $72,821
Gross margin                        38,776         38,722          36,423         44,566   33,020
Operating income (loss)             (7,457)        (8,540)        (11,429)  (3)    3,679   (5,591)
Net income (loss)                   (7,729)  (1)   (5,725)  (2)   (24,552)  (4)    4,383   (6,189)
Net income (loss) per share
    Basic                     $      (0.12)  (1)  $ (0.09)  (2)  $  (0.40)  (4)  $  0.07  $ (0.11)
    Diluted                   $      (0.12)  (1)  $ (0.09)  (2)  $  (0.40)  (4)  $  0.07  $ (0.11)

                                                           AT JUNE 30,
                              --------------------------------------------------------------------
BALANCE SHEET DATA                2005              2004           2003           2002      2001
------------------            -------------       --------       ---------       -------  --------
Cash, cash equivalents and
    short-term investments    $     19,880        $27,928        $ 30,697        $30,519  $ 9,460
Working capital                     22,911         26,378          30,180         43,545   14,824
Total assets                        63,977         74,542          77,839         98,688   57,052
Stockholders' equity                38,353         45,726          43,458         69,224   33,283

(1) Net loss for the year ended June 30, 2005 includes $0.4 million impairment charge related to our investment in Everstream, net of a $0.1 million recovery of a previously recognized impairment charge related to our investment in Thirdspace.
(2) Net loss for the year ended June 30, 2004 includes $3.1 million from the recovery of a previously recognized impairment charge related to our investment in Thirdspace.
(3) Operating loss for the year ended June 30, 2003 includes a restructuring charge of $1.6 million.
(4) Net loss for the year ended June 30, 2003 includes a $13.0 million impairment charge related to our investment in Thirdspace and a restructuring charge of $1.6 million.

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


OVERVIEW

     During the year ended June 30, 2005, we used approximately $8.5 million in cash and cash equivalents from operations, and ended the fiscal year with $19.9 million in cash and cash equivalents, after borrowing $3.0 million in the form of a term loan. During the year ended June 30, 2004, we used $2.4 million in cash and cash equivalents from operations, and ended the year with $27.9 million. The increased use of cash from operations during the twelve months ended June 30, 2005 compared to the twelve months ended June 30, 2004 is primarily due to changes in working capital and continued operating losses during the year. Also, our cash usage increased due to the recognition of revenue during fiscal year 2005 on shipments for which approximately $4.0 million in cash was received in the prior fiscal year. In an attempt to reduce the cash used in operating activities and reduce our breakeven point, we undertook actions during this fiscal year to reduce operating expenses that included reducing our workforce by approximately 14% and reducing our capital expenditures. See further discussions in the "Liquidity and Capital Resources" section of this document. During the year, we have seen a shift in on-demand revenue from large, new North American on-demand deployments to a mix of new international deployments, and expansions of streams, ingest, and storage with smaller, new North American on-demand deployments.

     In  this  fiscal  year,  we  recorded  costs associated with Sarbanes-Oxley
Section 404 compliance. For the year ended June 30, 2005, we spent approximately $0.9 million and invested significant personnel hours.

     During fiscal year 2005, we changed our management structure. We are now operating as a united company by consolidating the real-time and on-demand operating divisions. The divisional structure was officially consolidated under a functional organization with real-time and on-demand product lines. In accordance with SFAS 131, "Disclosure about Segments of an Enterprise and Related Information", we operate in three segments: on-demand systems, real-time systems, and services.

     On May 4, 2005, our Board of Directors, upon recommendation of the Board's Compensation and Audit Committees, approved the accelerated vesting of all unvested and "out-of-the-money" options priced above $2.10 held by current employees and officers. The Board did not accelerate vesting of any options held by the Chief Executive Officer or any directors. The Board fully vested approximately 1.3 million shares of the Company's common stock that would otherwise have vested at various times within the next four years. The options have a range of exercise prices of $2.12 to $14.85. This acceleration of vesting period was considered a modification of the stock option award and resulted in the need to determine if any compensation expense should be recorded on the modification date. As the intrinsic value at the date of modification was $0, we recorded no compensation expense for this modification.

     On June 22, 2005, our Board of Directors, upon recommendation of the Board's Compensation Committee, approved the grant of an aggregate of 2.1 million shares of the Company's common stock, with an exercise price of $2.15, to all current employees. These options were fully vested on the date of grant, but the shares issued upon the exercise of the options may not be transferred or encumbered until certain transfer restrictions lapse. This one-time initiative was undertaken by the Compensation Committee to provide a retention incentive to general employees and to motivate them to approach their jobs from the perspective of shareholders while providing a traditional long-term incentive to senior management.

     Our decisions to initiate the accelerated vesting of options on May 4, 2005 and to subsequently grant fully vested stock options with limits on transferability on June 22, 2005 were made primarily to limit compensation expense that would be expected to be recorded in future periods following the Company's adoption on July 1, 2005 of SFAS No. 123, "Share-Based Payment (revised 2004)" ("SFAS 123(R)"). We currently account for stock-based compensation using the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which we have not recognized any compensation expense for our stock option grants. SFAS 123(R) will require us to record compensation expense equal to the fair value of all equity-based compensation over the vesting period of each such award. As a result of the Board's decisions discussed above, we believe we reduced our aggregate compensation expense by a total of approximately $6.8 million, net of taxes over the next four years (the vesting period for the accelerated options).

     Over the last twelve months, our relationship with Charter Communications has deteriorated resulting in Charter's decision to swap our on-demand products out of a number of sites. Over the course of the year, the number of Charter sites using our products to provide on-demand service dropped from eight to two.


RECENT  EVENTS

     On August 19, 2005, we entered into a definitive agreement to acquire Everstream. Everstream is a leader in business intelligence software currently focused on the cable industry. Everstream is valued at approximately $15 million and Concurrent currently owns the equivalent of $500,000 of Everstream stock (4.9% of outstanding shares). The acquisition will be paid in Concurrent stock. The closing of this transaction is expected to occur in our second quarter of fiscal 2006.

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

     We have identified the following as accounting policies critical to us:

   Revenue  Recognition

     We recognize revenue when (1) persuasive evidence of an arrangement exists,
(2) the system has been shipped, (3) the fee is fixed or determinable and (4) collectibility of the fee is probable. Determination of criteria (3) and (4) are based on our judgments regarding the fixed nature of the fee charged for products and services delivered and the collectibility of those fees. Should changes in conditions cause us to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Software  and  Hardware  Sales
------------------------------

     On-demand (formerly "VOD") and real-time (formerly "Integrated Solutions") product revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition" ("SOP 97-2") and related amendments, SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition", and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". Our standard contractual arrangements with our customers generally include the delivery of a hardware and software system, certain professional services that typically involve installation and training, and ongoing software and hardware maintenance. The software component of the arrangement is considered to be essential to the functionality of the hardware. Therefore, in accordance with Emerging Issues Task Force No. 03-5, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software", the hardware and the hardware maintenance components are considered software related and the provisions of SOP 97-2 apply to all elements of the arrangement. Under multiple element arrangements, we allocate revenue to the various elements based on vendor-specific objective evidence ("VSOE") of fair value. Our VSOE of fair value is determined based on the price charged when the same element is sold separately. If VSOE of fair value does not exist for all elements in a multiple element arrangement, we recognize revenue using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue.

Professional  Services
----------------------

     Professional services revenue is primarily generated from integration of third party software interfaces, training, and hardware installation. These services are typically completed within 90 days from the receipt of the order. Under multiple element arrangements, we allocate revenue to the various elements based on VSOE of fair value. We determine VSOE of fair value for the services based on the standard rate per hour or fixed fee used when similar services are sold separately. Revenues from these services are recognized when the services are performed.

     In certain instances, our customers require significant customization of both the software and hardware products. In these situations, the services are considered essential to the functionality of the software and, therefore, the revenue from the arrangement, with the exception of maintenance, is recognized in conformity with Accounting Research Bulletin ("ARB") No. 45, "Long Term Construction Type Contracts" and SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." We record the value of the entire arrangement (excluding maintenance) as the project progresses based on actual costs incurred compared to the total costs expected to be incurred through completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

Hardware and Software Maintenance
---------------------------------

     We recognize revenue from maintenance services in accordance with SOP 97-2. Depending upon the specific terms of the customer agreement, we may include warranty as part of the purchase price. In accordance with SOP 97-2 and, depending upon the specific terms of the customer agreement, we either accrues the estimated costs to be incurred in performing maintenance services at the time of revenue recognition and shipment of product, or we defer revenue associated with the maintenance services to be provided during the warranty period based upon the value for which we have sold such services separately when they are renewed by existing customers. For those arrangements in which the warranty period is less than or equal to one year, we accrue the estimated costs to be incurred in providing services. In accordance with paragraph 59 of SOP 97-2, we have determined that the warranty fee is part of the initial license fee, the warranty period is for one year or less, the estimated cost of providing the services are immaterial, and upgrades and enhancements offered during maintenance arrangements historically have been and are expected to continue to be minimal and infrequent. Actual costs are then charged against the warranty accrual as they are incurred. For those arrangements in which the warranty period is greater than one year, we defer revenue based upon the value for which we have sold such services separately. This revenue is then recognized on a straight line basis over the warranty period.

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

     At June 30, 2005, we had $10.7 million of goodwill. In assessing whether or not goodwill is impaired, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. On July 1, 2005 and 2004, our annual testing day, as required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we updated and reviewed the impairment analysis in conjunction with our revised expected future operating results. We have concluded that this amount is realizable based on forecasted discounted cash flows and on our stock market valuation. Neither method indicated that our goodwill had been impaired and, as a result, we did not record an impairment loss related to goodwill during the twelve months ended June 30, 2005. If the estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Subsequent impairment charges, if any, will be reflected in operating income in the Consolidated Statements of Operations.

   Valuation  of  Deferred  Tax  Assets

     In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At June 30, 2005 and June 30, 2004, substantially all of the deferred tax assets have been fully reserved due to the tax operating losses for the past several years and the inability to assess as more likely than not the likelihood of generating sufficient future taxable income to realize such benefits.

   Stock-Based  Compensation

     We have stock-based employee compensation plans and account for these plans using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. During fiscal 2005, we issued restricted stock awards, a portion of which is part of a multi-year restricted stock performance plan. Because a portion of this restricted stock plan is performance based, that portion must be accounted for using variable accounting, requiring interim estimates of compensation. Interim measures of compensation are based on a combination of the fair-value of the stock as of the end of the reporting period and an assessment of whether the performance criteria will ultimately be met. To the extent that the fair value of our stock fluctuates and our assessments of achieving the performance criteria change, cost of sales and operating expenses may be positively or negatively impacted.

     Effective July 1, 2005, we will adopt SFAS 123(R) which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. Concurrent anticipates the expected additional compensation expense resulting from adoption of SFAS 123(R) to be $180,000 for fiscal year 2006, based on unvested options as of June 30, 2005. Assumptions used to estimate compensation expense from issuance of share-based compensation are based, to some extent, on historical experience and expectation of future conditions. To the extent we issue additional share-based compensation, or assumptions regarding previously issued share-based compensation change, our future share-based compensation expense may be positively or negatively impacted.

SELECTED OPERATING DATA AS A PERCENTAGE OF NET SALES

     The following table sets forth our consolidated historical operating information, as a percentage of total revenues, for the periods indicated:

                                                   YEAR ENDED JUNE 30,
                                                 -----------------------
                                                  2005    2004    2003
                                                 ------  ------  -------
Revenues (% of total sales):
  Product                                        72.5 %  71.9 %   72.2 %
  Service                                         27.5    28.1     27.8
                                                 ------  ------  -------
    Total sales                                  100.0   100.0    100.0

Cost of sales (% of respective sales category):
  Product                                         47.4    49.3     47.1
  Service                                         59.5    55.7     63.6
                                                 ------  ------  -------
    Total cost of sales                           50.7    51.1     51.7

Gross margin                                      49.3    48.9     48.3
Operating expenses
  Sales and marketing                             22.6    21.8     24.0
  Research and development                        23.8    25.2     24.9
  General and administrative                      12.4    12.7     12.4
  Restructuring charge                               -       -      2.1
  Gain on liquidation of foreign subsidiary          -    (0.1)       -
                                                 ------  ------  -------
    Total operating expenses                      58.8    59.6     63.4
                                                 ------  ------  -------
Operating loss                                    (9.5)  (10.7)   (15.1)

Recovery (impairment) of minority investment      (0.4)    3.9    (17.2)
Interest income - net                              0.3     0.4      0.8
Other expense - net                               (0.6)   (0.2)    (0.2)
                                                 ------  ------  -------

Loss before income taxes                         (10.2)   (6.6)   (31.7)

Provision (benefit) for income taxes              (0.4)    0.6      0.8
                                                 ------  ------  -------

Net loss                                         (9.8)%  (7.2)%  (32.5)%
                                                 ======  ======  =======


RESULTS  OF  OPERATIONS

     We recognize revenue for product sales in accordance with the appropriate accounting guidance as described in our critical accounting policies. We recognize revenue from customer service plans ratably over the term of each plan, which are typically between one and three years.

     Custom engineering and integration services are typically completed within 90 days from receipt of an order. Revenues from these services are recognized upon completion and delivery of the software solution to the customer.

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

     Research and development expenses are comprised of salaries, benefits, and travel expenses of employees involved in hardware and software product enhancement and development, cost of outside contractors engaged to perform software development services, and software certification costs. Development costs are expensed as incurred.

     General and administrative expenses consist primarily of salaries, benefits and travel expenses of management and administrative personnel, human resources, information systems, investor relations, accounting and fees for legal, accounting, and other professional services.


     FISCAL YEAR 2005 IN COMPARISON TO FISCAL YEAR 2004

     The following table sets forth summarized consolidated financial information for each of the two fiscal years ended June 30, 2005 and 2004 as well as comparative data showing increases and decreases between periods.

                                                YEAR ENDED JUNE 30,
                                               ---------------------
                                                                          $         %
        (DOLLARS IN THOUSANDS)                    2005        2004      CHANGE    CHANGE
                                               ----------  ----------  --------  --------

Product sales                                  $  57,070   $  56,947   $   123       0.2%
Service sales                                     21,615      22,288      (673)    (3.0%)
                                               ----------  ----------  --------  --------
    Total sales                                   78,685      79,235      (550)    (0.7%)

Product cost of sales                             27,053      28,091    (1,038)    (3.7%)
Service cost of sales                             12,856      12,422       434       3.5%
                                               ----------  ----------  --------  --------
    Total cost of sales                           39,909      40,513      (604)    (1.5%)
                                               ----------  ----------  --------  --------

Product gross margin                              30,017      28,856     1,161       4.0%
Service gross margin                               8,759       9,866    (1,107)   (11.2%)
                                               ----------  ----------  --------  --------
    Total gross margin                            38,776      38,722        54       0.1%

Operating expenses:
  Sales and marketing                             17,785      17,302       483       2.8%
  Research and development                        18,748      20,000    (1,252)    (6.3%)
  General and administrative                       9,717      10,071      (354)    (3.5%)
  Restructuring charge                               (17)          -       (17)     NM(1)
  Gain on liquidation of foreign subsidiary            -        (111)      111      NM(1)
                                               ----------  ----------  --------  --------
    Total operating expenses                      46,233      47,262    (1,029)    (2.2%)
                                               ----------  ----------  --------  --------
Operating loss                                    (7,457)     (8,540)    1,083    (12.7%)

Recovery (impairment) of minority investment        (313)      3,103    (3,416)  (110.1%)
Other income (expense) - net                        (231)        184      (415)  (225.5%)
                                               ----------  ----------  --------  --------
Loss before provision for income taxes            (8,001)     (5,253)   (2,748)     52.3%
Provision (benefit) for income taxes                (272)        472      (744)  (157.6%)
                                               ----------  ----------  --------  --------
Net loss                                       $  (7,729)  $  (5,725)  $(2,004)     35.0%
                                               ==========  ==========  ========  ========
     (1) NM denotes percentage is not meaningful


     Product Sales. Total product sales for fiscal year 2005 were $57.1 million, an increase of approximately $0.2 million from $56.9 million in fiscal year 2004. The increase in product sales resulted from an $8.6 million, or 48.8%, increase in real-time product sales to $26.1 million during fiscal year 2005, from $17.6 million during fiscal year 2004. The increase in real-time product sales is due to an increase in product volume to both domestic and international customers. Domestic and international real-time product revenues increased $7.6 million and $1.0 million, respectively, from fiscal year 2004 to fiscal year 2005.

     Partially offsetting the increase in real-time products, on-demand product sales decreased approximately $8.4 million, or 21.5%, to $31.0 million during fiscal year 2005 from $39.4 million during fiscal year 2004. The decrease in on-demand product sales was due to fewer products sold in the North American market during 2005, as compared to the same period of the prior year. This reduction in domestic on-demand product revenue was partially offset by an increase in international sales volume during fiscal year 2005 that resulted in a $10.0 million increase in international on-demand product revenue, compared to fiscal year 2004. Fluctuation in on-demand product revenue is often due to the fact that we have a small base of large customers making periodic large purchases that account for a significant percentage of revenue. We believe that we will be able to maintain or increase our share of the North American cable market and also capture a share of the video-over-DSL market in both the United States and internationally. We also anticipate that the price erosion that has occurred over the past 5 years will not exceed the decline in cost of goods sold.

     Service Revenue. Service revenue decreased $0.7 million, or 3.0%, to $21.6 million for fiscal year 2005 from $22.3 million in fiscal year 2004. Service revenue associated with on-demand products increased approximately $2.4 million, or 35.3%, to $9.1 million during fiscal year 2005 from $6.7 million in fiscal year 2004, as we continue to recognize maintenance, installation, and training revenue on our expanding base of on-demand market deployments. As the warranty agreements that typically accompany the initial sale and installation of our on-demand systems expire, we expect to sell new, long-term maintenance agreements. Because of these anticipated new agreements and our expanding deployment base, we expect service sales related to on-demand products to continue to increase.

     The increase in service revenue associated with on-demand product was partially offset by a $3.1 million, or 19.6%, decrease in service revenue associated with real-time product to $12.5 million during fiscal year 2005 from $15.6 million in the same period of the prior fiscal year. Real-time related service revenue continued to decline primarily due to the expiration of maintenance contracts as legacy machines were removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue. We expect this trend of declining real-time service revenue to continue into the foreseeable future.

     Product Gross Margin. Product gross margin was $30.0 million for fiscal year 2005, an increase of $1.2 million, or 4.0%, from $28.8 million for fiscal year 2004. Product gross margin as a percentage of product sales increased to 52.6% in fiscal year 2005 from 50.7% in fiscal year 2004, primarily because the gross margin on sales of real-time product increased to 60.6% in fiscal year 2005 from 58.9% in fiscal year 2004. The increase in real-time product gross margin is due to a favorable product mix, as compared to the same period of the prior fiscal year. On-demand product gross margin decreased to 45.8% from 47.0% of on-demand product revenue in fiscal 2004. On-demand product gross margin was higher in fiscal year 2004 primarily due to the 3.4% favorable impact on margins in that year resulting from a $1.3 million expense reversal for warrants previously accrued for Scientific Atlanta, Inc. Partially offsetting this, current year margins were favorably impacted by $0.8 million lower provision for inventory reserves, as a significant portion of older generation on-demand inventory was reserved in the prior fiscal year.

     Service Gross Margin. The gross margin on service sales decreased $1.1 million, or 11.2%, to $8.8 million, or 40.5% of service revenue in fiscal 2005 from $9.9 million, or 44.3% of service revenue in fiscal year 2004. The decline in service margins is primarily due to severance expense incurred in the current year. Severance expense of $0.6 million recorded to service cost of sales in fiscal year 2005 resulted from a reduction in domestic and international service personnel as we have scaled down our infrastructure necessary to fulfill declining real-time contractual service obligations. Additionally, the service margins were brought down by lower revenues from the expiration of maintenance contracts as legacy machines are removed from service and replaced with machines that are simpler to maintain. We will continue to scale down the real-time service infrastructure in response to this trend of declining real-time contractual service obligations. In addition, we expect to realize increased efficiencies from the combination of our on-demand and real-time service groups.

     Sales and Marketing. Sales and marketing expenses increased $0.5 million, or 2.8%, to $17.8 million during fiscal year 2005 from $17.3 million in fiscal year 2004, primarily due to an additional $0.7 million of commissions resulting from sales growth in Europe and Asia. In addition, we incurred $0.5 million of severance expense related to a reduction in force initiative during the current fiscal year. The increases in severance and international commission expense were partially offset by a $0.3 million decrease in salaries, wages and benefits and a $0.2 million decrease in sales facilities, trade show, and other marketing costs, all due to the reduction in force and cost savings initiative in the current fiscal year. In addition, we reduced depreciation expense associated with demonstration equipment by $0.3 million from fiscal year 2004 to 2005 by exercising greater discipline over expenditures on such equipment.

     Research and Development. Research and development expenses decreased $1.3 million, or 6.3%, to $18.7 million during fiscal 2005 from $20.0 million in fiscal year 2004. During fiscal year 2005, we incurred $1.2 million less expense from development engineers and subcontractors that had previously been used to meet software development requirements. In addition to the decreasing personnel costs, we also incurred $0.4 million less in product certification costs during fiscal year 2005, compared to fiscal year 2004. These decreasing costs were partially offset by $0.2 million of additional severance expense associated with the reduction in development personnel after meeting development objectives. We expect that software development costs will continue to stabilize and flatten over the next few years, as we reduce our number of software platforms and improve the stability of our software in the field.

     General and Administrative. General and administrative expenses decreased $0.4 million, or 3.5%, to $9.7 million during fiscal year 2005 from $10.1 million in fiscal year 2004. This decrease in general and administrative expense is primarily due to reduced current year expenses and prior year non recurring expense activity. During fiscal year 2004, we incurred $0.6 million in non-recurring legal fees resulting primarily from the successful defense of a lawsuit brought by SeaChange International alleging defamation. In fiscal year 2004 we also incurred $0.6 million of severance resulting from the resignation of our former president and CEO. Partially offsetting these fiscal year 2004 costs, we reversed $0.6 million of bad debt reserve related to specific receivables that were ultimately collected. In addition to this prior year, non-recurring activity, during fiscal year 2005 we incurred an additional $0.6 million in accounting services. These services related to the additional internal and external audit work required for compliance with the Sarbanes-Oxley Act of 2002. Partially offsetting the fiscal year 2005 increase in accounting fees, we reduced administrative staff resulting in a $0.3 million reduction in salaries wages and benefits, and reduced fees and expenses incurred by the Board of Directors by approximately $0.2 million, both as a result of the company-wide cost savings initiative during fiscal year 2005.

     Gain on Liquidation of Foreign Subsidiary. During the fourth quarter of fiscal year 2004, we reorganized and recapitalized our operating entities in the United Kingdom. These activities resulted in the curtailment and settlement of our UK defined benefit pension plan and a net gain of $111,000.

     Recovery (Impairment Loss) of Minority Investment. During fiscal year 2005, we became aware of circumstances that provide evidence of an "other than temporary" impairment of our investment in Everstream. Based upon an evaluation of the investment in Everstream during this period, we recorded an impairment charge of $413,000 and reduced our "Investment in minority owned company" to $140,000.

     During fiscal year 2004 we received $3.1 million in cash from continued monetization of the Thirdspace assets and settlement of its liabilities. An additional $0.1 million recovery of Thirdspace assets was recognized in fiscal year 2005, partially offsetting the $413,000 Everstream impairment charge.

     Interest Expense. Interest expense increased $0.2 million to $0.2 million in fiscal year 2005 from fiscal year 2004 as we entered into a three year $3 million term loan during the second quarter of fiscal year 2005. As of June 30, 2005, we recorded approximately $0.2 million of interest expense associated with this loan.

     Other expense. Other expenses increased $0.4 million to $0.5 million in fiscal year 2005 from $0.1 million in fiscal 2004 primarily due to $0.2 million in realized currency translation losses on settlement of foreign transactions and $0.2 million on losses from the write-off of fixed assets that are no longer of use.

     Provision for Income Taxes. We recorded an income tax benefit for our domestic and foreign subsidiaries of $272,000 during fiscal year 2005. Of this amount, $264,000 relates to income tax contingency reserves that we determined were no longer required and were reversed as an income tax benefit. The remainder of the benefit relates primarily to a tax benefit recognized by one of our international subsidiaries that utilized a net operating loss carryback in fiscal year 2005. In fiscal year 2004, we recorded income tax expense for our domestic and foreign subsidiaries, which was related primarily to income earned in foreign locations, which cannot be offset by net operating loss carryforwards.

     Net loss. The net loss for fiscal year 2005 was $7.7 million or $0.12 per basic and diluted share compared to net loss for fiscal year 2004 of $5.7 million or $.09 per basic and diluted share.

     FISCAL YEAR 2004 IN COMPARISON TO FISCAL YEAR 2003

     The following table sets forth summarized consolidated financial information for each of the two fiscal years ended June 30, 2004 and 2003 as well as comparative data showing increases and decreases between periods.

                                              YEAR ENDED JUNE 30,
                                              -------------------
                                                                      $         %
              (DOLLARS IN THOUSANDS)            2004      2003      CHANGE    CHANGE
                                              --------  ---------  --------  --------
Product revenues                              $56,947   $ 54,456   $ 2,491       4.6%
Service revenues                               22,288     20,997     1,291       6.1%
                                              --------  ---------  --------  --------
    Total sales                                79,235     75,453     3,782       5.0%

Product cost of sales                          28,091     25,668     2,423       9.4%
Service cost of sales                          12,422     13,362      (940)    (7.0%)
                                              --------  ---------  --------  --------
    Total cost of sales                        40,513     39,030     1,483       3.8%
                                              --------  ---------  --------  --------

Product gross margin                           28,856     28,788        68       0.2%
Service gross margin                            9,866      7,635     2,231      29.2%
                                              --------  ---------  --------  --------
    Total gross margin                         38,722     36,423     2,299       6.3%

Operating expenses:
  Sales and marketing                          17,302     18,081      (779)    (4.3%)
  Research and development                     20,000     18,775     1,225       6.5%
  General and administrative                   10,071      9,393       678       7.2%
  Restructuring charge                              -      1,603    (1,603)  (100.0%)
  Gain on liquidation of foreign subsidiary      (111)         -      (111)    NM (1)
                                              --------  ---------  --------  --------
    Total operating expenses                   47,262     47,852      (590)    (1.2%)
                                              --------  ---------  --------  --------
Operating loss                                 (8,540)   (11,429)    2,889    (25.3%)

Recovery (impairment) of minority investment    3,103    (12,951)   16,054   (124.0%)
Other income (expense) - net                      184        417      (233)   (55.9%)
                                              --------  ---------  --------  --------
Loss before provision for income taxes         (5,253)   (23,963)   18,710    (78.1%)

Provision for income taxes                        472        589      (117)   (19.9%)
                                              --------  ---------  --------  --------
Net loss                                      $(5,725)  $(24,552)  $18,827    (76.7%)
                                              ========  =========  ========  ========
     (1) NM denotes percentage is not meaningful

     Product Sales. Total product sales for fiscal year 2004 were $56.9 million, an increase of $2.4 million, or 4.6%, from $54.5 million in fiscal year 2003. The slight increase in product sales resulted from the increase in on-demand product sales of $4.4 million, or 12.4%, to $39.4 million in fiscal year 2004 from $35.0 million in fiscal year 2003. The increase in on-demand product sales was due to an increase in volume of on-demand system sales due to new on-demand market deployments, increasing amounts of storage for new deployments and add-on streaming and storage sales into existing markets, as compared to fiscal year 2003. The increase in on-demand product sales was also due to software sales of our newly released Real-Time Media content ingestion application as compared to fiscal year 2003. The increase in volume of these on-demand products sold was partially offset by change in product mix, continuing declines in average price, and an additional $0.2 million reduction of revenue resulting from additional warrants earned by Comcast, as compared to the same period of the prior year. Fluctuation in on-demand revenue is often due to the fact that we have a small base of large customers making periodic large purchases that account for a significant percentage of revenue.

     Partially offsetting the increase in on-demand product sales, real-time products sales declined $1.9 million, or 9.5%, to $17.5 million in fiscal year 2004 from $19.4 million in fiscal year 2003. The decline in domestic revenue from real-time product sales is primarily due to our customers' plans to control inventory and manage cash flow. The decline in domestic real-time sales was partially offset by an increase in international revenue, particularly from strong sales in Europe and Japan.

     Service Revenue. Service revenue increased $1.3 million, or 6.1%, to $22.3 million in fiscal year 2004 from $21.0 million in fiscal year 2003. On-demand service revenue increased $3.2 million, or 90.8%, to $6.7 million in fiscal year 2004 from $3.5 million in fiscal year 2003, as we continued to recognize deferred maintenance revenue and expand our on-demand customer base requiring additional installation, training, technical support, and software and hardware maintenance services.

     The increase in on-demand service revenue was partially offset by a $1.9 million, or 10.9%, decrease in real-time service revenue to $15.6 million in fiscal year 2004 from $17.5 million in fiscal year 2003. Real-time service revenue continued to decline primarily due to the cancellation of maintenance contracts as legacy machines were removed from service and, to a lesser extent, from customers purchasing our newer products that produce significantly less service revenue.

     Product  Gross  Margin.  Product gross margin remained at $28.8 million for both fiscal years 2004 and 2003. Product gross margin as a percentage of product sales decreased to 50.7% in fiscal year 2004 from 52.9% in fiscal year 2003. On-demand product gross margin decreased to 47.0% of on-demand product revenue for fiscal year 2004 from 49.1% for fiscal year 2003. The decrease in on-demand product gross margin is due to changes in product mix and continued declines in average price. In addition, we recorded an additional inventory obsolescence reserve of $0.5 million related to our third generation of video servers and storage devices and recorded an additional $0.3 million of warranty cost related to defective content storage devices deployed in the field. Furthermore, we recorded an additional $0.2 million of revenue reduction from the warrant accrual for Comcast, as compared to the prior year, due to an increase in the Black-Scholes value of the warrants and increased sales to Comcast during fiscal year 2004. The unfavorable impact of declining sales price, revenue reduction related to Comcast warrants, and additional on-demand inventory reserves and warranty cost were partially offset by the favorable impact from the Scientific Atlanta, Inc. warrant expense reversal and lower production costs. In fiscal year 2004 we recognized a $1.3 million reduction in product cost of sales related to the value of warrants that were accrued in fiscal year 2003 and fiscal year 2002, but were never issued due to Concurrent not reaching certain on-demand sales milestones to customers using the Scientific-Atlanta digital platform. We also produced savings from the lower cost of the MediaHawk 4000 system predominantly sold during the current year, versus the previous generation MediaHawk 3000 system sold during most of fiscal year 2003.

     The gross margin on sales of real-time product decreased to 58.9% of real-time product revenue in fiscal year 2004 from 59.7% of real-time product revenue in fiscal year 2003 due to a slightly less favorable product mix, as compared to the same period of the prior fiscal year.

     Service Gross Margin. The gross margin on service sales increased $2.3 million, or 29.2%, to $9.9 million, or 44.3% of service revenue in fiscal year 2004 from $7.6 million, or 36.4% of service revenue in the prior year. The increase in overall service margins is due to the increase in our on-demand service margin in fiscal year 2004. On-demand service margins increased to 42.0% of on-demand service revenue in fiscal year 2004 compared to 16.0% in the prior year as the on-demand division continues to build its on-demand customer base and the fixed costs associated with our customer support activities are being spread over a larger revenue base. Although our on-demand service gross margins in the future will change quarter to quarter on a percentage basis, we do not anticipate the percentage to fluctuate at the magnitude of the change from fiscal year 2003 to fiscal year 2004. Real-time service gross margin increased to 45.3% of real-time service revenue in fiscal year 2004 from 40.5% for the same period of the prior year due to reduced current year costs resulting from the restructuring initiatives implemented in the fourth quarter of fiscal year 2003.

     Sales and Marketing. Sales and marketing expenses decreased $0.8 million, or 4.3%, to $17.3 million during fiscal year 2004 from $18.1 million in the same period of the prior year, primarily due to a $0.5 million reduction in trade show and public relations costs, as we have focused on streamlining our marketing efforts, and $0.3 million less international severance expense. We also reduced salaries, wages and benefits by $0.3 million in fiscal year 2004 as we were realizing savings from the restructuring plan that was implemented in the fourth quarter of the prior year and experiencing delays in replacing certain sales personnel that left the Company. Offsetting these expense reductions, we incurred an additional $0.2 million of depreciation expense from loaner and demo equipment, primarily related to our Media Hawk 4000 on-demand systems.

     Research and Development. Research and development expenses increased $1.2 million, or 6.5%, to $20.0 million in fiscal year 2004 from $18.8 million in fiscal year 2003. The increase in research and development expense is due to $1.5 million for additional software development staff in fiscal year 2004. In fiscal year 2004 we added development staff and subcontractors to meet the increasing software development requirements for customers' business management functionality, resource management and client system monitoring as a result of increases in both our customer base and deployment base. We also added development staff to focus on developing and expanding our Linux data acquisition products such as Lab Workbench to better position us to target the data acquisition market. In addition to the increase in personnel costs, we incurred an additional $0.4 million in fixed asset depreciation expense related to purchases of product development and testing equipment, offset by a $0.9 million decrease in external on-demand software development and consulting expenses, compared to the same period of the prior year.

     General and Administrative. General and administrative expenses increased $0.7 million, or 7.2%, to $10.1 million in fiscal year 2004 from $9.4 million in fiscal year 2003. This increase in general and administrative expense is due to a $0.5 million increase in legal fees resulting from our successful defense of a lawsuit brought by SeaChange International, a $0.6 million severance accrual resulting from the resignation of our former president and CEO, and a $0.3 million increase in accounting expenses related to audit fees, Sarbanes-Oxley consulting fees, and accounting salaries and benefits. These increases were partially offset by decreases in the bad debt reserve of $0.6 million and insurance expense of $0.1 million.

     Gain on Liquidation of Foreign Subsidiary. During the fourth quarter of fiscal year 2004, we reorganized and recapitalized our operating entities in the United Kingdom. These activities resulted in the curtailment and settlement of our UK defined benefit pension plan and a net gain of $111,000.

     Recovery (Impairment Loss) of Minority Investment. In the second and third quarters of fiscal year 2003, in the aggregate, a net impairment charge of approximately $13.4 million was recorded due to an other-than-temporary decline in the market value of an equity investment in Thirdspace, which included a $6.1 million charge for the write-off of two $3.0 million notes receivable and related accrued interest. At the end of fiscal year 2003, Thirdspace was sold to Alcatel Telecom Ltd. and placed into liquidation resulting in a recovery for us of $0.5 million prior to July 1, 2003. During fiscal year 2004 we received an additional $3.1 million in cash from continued monetization of the Thirdspace assets and settlement of its liabilities. We expect the cash received in fiscal year 2004 to be the final cash proceeds related to the liquidation of Thirdspace's remaining assets. The income recognized related to these proceeds is recorded in the line item "Recovery (impairment loss) of minority investment" in the Consolidated Statements of Operations and the value of the investment and notes receivables remain at zero on our June 30, 2004 Consolidated Balance Sheet.

     Interest Income. Interest income decreased $0.3 million to $0.3 million in fiscal year 2004 from $0.6 million in fiscal year 2003 primarily due to lower average daily interest rates and cash balances than the prior year.

     Provision for Income Taxes. We recorded income tax expense for our domestic and foreign subsidiaries of $472,000 in fiscal year 2004, which is related primarily to foreign withholding taxes and income earned in foreign locations, which cannot be offset by net operating loss carryforwards. We recorded income tax expense for our domestic and foreign subsidiaries of $589,000 in fiscal year 2003, of which approximately $390,000 related to a negotiated settlement with the Greek Tax Authority relating to a 1993 through 1995 audit of our former Greek subsidiary, which was sold in December 1995. The remaining $199,000 tax expense in fiscal year 2003 was related primarily to income earned in foreign locations, which cannot be offset by net operating loss carryforwards.

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

  - the rate of growth, if any, of expansions of previously deployed on-demand systems and our ability to retain markets where our on-demand systems were originally deployed;

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


   Uses  and  Sources  of  Cash

     We used $8.5 million and $2.4 million of cash from operating activities during fiscal years 2005 and 2004, respectively, compared to providing cash of $7.1 million during fiscal year 2003. The decrease in cash from operations was primarily due to funding of net operating losses in fiscal years 2005 and 2004. The increase in operating cash flows in fiscal year 2003 was primarily due to favorable changes in working capital, specifically accounts receivable in 2003. Until our revenue increases and stabilizes, it is likely that we will continue to use cash from operating activities.

     We invested $2.0 million in property, plant and equipment during fiscal year 2005 compared to $4.9 million during fiscal year 2004 and $5.6 million in fiscal year 2003. Capital additions during fiscal years 2005, 2004 and 2003 relate primarily to product development and testing equipment, demonstration equipment and equipment loans to our customers. We expect a similar mix and cost of capital during the upcoming year, as we continue to focus on further development of our technology. However, we will continue exercising greater discipline over capital expenditures on capital equipment.

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

     We received $58,000, $1.2 million, and $0.6 million from the issuance of common stock to employees and directors who exercised stock options during fiscal years 2005, 2004 and 2003, respectively.

     During the quarter ended December 31, 2004, we executed a Loan and Credit Agreement with Silicon Valley Bank. The Credit Agreement provides for a two year $10 million revolving credit line and a three year $3 million term loan. As of June 30, 2005, we had no amounts drawn under the Revolver and had drawn down the entire $3.0 million term loan, of which $463,000 has been repaid, under the Term Loan. Interest on all outstanding amounts under the Revolver is payable monthly at the prime rate (6.00% at June 30, 2005) plus 0.50% per annum, and interest on all outstanding amounts under the Term Loan is payable monthly at a rate of 8.0% per annum. The Term Loan is repayable in 36 equal monthly principal and interest installments of $94,000 and any outstanding principal of the Revolver is due on December 23, 2006, unless the Revolver is terminated earlier in accordance with its terms.

     In addition, the Credit Agreement contains certain financial covenants, including required minimum quick ratio and minimum tangible net worth, and customary restrictive covenants concerning our operations. As of June 30, 2005, we were in compliance with these covenants. Based on the borrowing formula and our financial position as of June 30, 2005, $5.3 million would have been available to us under the Revolver.

     At June 30, 2005, we had working capital of $22.9 million and had no material commitments for capital expenditures compared to working capital of $26.4 million and $30.2 million at June 30, 2004 and 2003, respectively. We believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next 12 months; however, until our revenue increases and stabilizes, it is likely that we will continue to use cash from operating activities. As part of our cost reduction initiative implemented during the current fiscal year, we anticipate reducing our breakeven point. If revenues do not reach these breakeven levels or our cost reduction efforts are not as successful as planned, then we will continue to use cash. Our working capital has declined from $43.5 million at June 30, 2002 to $22.9 million at June 30, 2005, which includes $3.0 million drawn under our new Credit Agreement. If our on-demand revenue does not increase and stabilize in future periods, we will continue to use cash in operating activities, which will cause working capital to further decline. If this situation continues, we may need to raise additional funds through an offering of stock or debt, in addition to our Credit Agreement. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.


CONTRACTUAL  OBLIGATIONS  AND  COMMERCIAL  COMMITMENTS

     The following table summarizes our significant contractual obligations and commitments:

                                                         PAYMENTS DUE BY FISCAL YEAR
                                         ----------------------------------------------------------
                                                            (DOLLARS IN THOUSANDS)
CONTRACTUAL OBLIGATIONS                     TOTAL        2006    2007-2008   2009-2010   THEREAFTER
---------------------------------------  ----------------------------------------------------------
Operating leases                         $    2,846  $    1,459  $    1,294  $       93  $        -
Term note obligation                          2,537         954       1,583           -           -
Interest payments related to term note          275         171         104           -           -
Pension plan                                  2,083         158         393         438       1,094
Non-binding purchase commitment (a)             575         575           -           -           -
                                         ----------------------------------------------------------
TOTAL                                    $    8,316  $    3,317  $    3,374  $      531  $    1,094
                                         ==========================================================

     (a) This is a purchase commitment with a supplier for Concurrent to pay for nonrecurring customization costs. If the supplier does not complete the work by a specific date then Concurrent is not obligated to pay the entire amount.


RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

     See Note 20 in the "Notes to the Consolidated Financial Statements" for recently issued accounting pronouncements.


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


ITEM 8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     The following consolidated financial statements and supplementary data are included herein.

                                                                                              PAGE
                                                                                              ----

Report of Independent Registered Public Accounting Firm                                         46

Management Report on Internal Control Over Financial Reporting                                  47

Report of Independent Registered Public Accounting Firm                                         48

Consolidated Balance Sheets as of June 30, 2005 and 2004                                        49

Consolidated Statements of Operations for each of the three years
in the period ended June 30, 2005                                                               50

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
for each of the three years in the period ended June 30, 2005                                   51

Consolidated Statements of Cash Flows for each of the three years in the period
ended June 30, 2005                                                                             52

Notes to Consolidated Financial Statements                                                      53

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not  applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     EVALUATION OF CONTROLS AND PROCEDURES

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

     Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives and are effective in reaching that level of reasonable assurance.

     CHANGES IN INTERNAL CONTROL

     There were no significant changes to our internal control over financial reporting during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to material affect, our internal controls over financial reporting.

     MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management's report on internal control over financial reporting and the attestation report of our independent registered public accountants are included in Part II, Item8 "Financial Statements and Supplementary Data" of this report under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting
Firm"  and  are  on  pages  47  and  48  and  incorporated  herein by reference.


ITEM 9B. OTHER INFORMATION

     None.

                                    PART III


ITEM 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information  regarding  the  Registrant's  executive officers is located in
Item  X  of  this  Form  10-K.

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in the Registrant's Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on October 18, 2005 ("Registrant's 2005 Proxy Statement").

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's 2005 Proxy Statement.

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors - Corporate Governance and Committees of the Board of Directors - Audit Committee" in the Registrant's 2005 Proxy Statement.


ITEM  11.  EXECUTIVE  COMPENSATION

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Executive Compensation" in the Registrant's 2005 Proxy Statement.


ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions "Common Stock Ownership of Management and Certain Beneficial Owners" and "Equity Compensation Plan Information" in Registrant's 2005 Proxy Statement.

     The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     None.


ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     The registrant hereby incorporates by reference in this Form 10-K certain information under the caption "Principal Accountant Fees and Services" in Registrant's 2005 Proxy Statement.

                                     PART IV


ITEM  15.  EXHIBITS  AND  FINANCIAL  STATEMENT  SCHEDULES

(a)  (1)  Financial  Statements  Filed  As  Part  Of  This  Report:

          Report  of  Independent  Registered  Public  Accounting  Firm

          Management  Report  on  Internal  Control  Over  Financial  Reporting

          Report  of  Independent  Registered  Public  Accounting  Firm

          Consolidated  Balance  Sheets  as  of  June  30,  2005  and  2004

          Consolidated Statements of Operations for each of the three years in the period ended June 30, 2005

          Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for each of the three years in the period ended June 30, 2005

          Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2005

          Notes  to  Consolidated  Financial  Statements

     (2)  Financial  Statement  Schedules

          Schedule  II  Valuation  and  Qualifying  Accounts

          All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable, material or required.

     (3)  Exhibits

EXHIBIT          DESCRIPTION OF DOCUMENT
-------          -----------------------

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

3.5 -Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

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

4.9 --Warrant to purchase 14,355 shares of common stock of the Registrant dated March 22, 2004 issued to Comcast Concurrent Holdings, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

4.10 --Warrant to purchase 5,261 shares of common stock of the Registrant dated March 22, 2004 issued to Comcast Concurrent Holdings, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

4.11 --Warrant to purchase 27,332 shares of common stock of the Registrant dated March 22, 2004 issued to Comcast Concurrent Holdings, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

4.12 --Warrant to purchase 6 shares of common stock of the Registrant dated March 22, 2004 issued to Comcast Concurrent Holdings, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

4.13 --Warrant to purchase 63,145 shares of common stock of the Registrant dated June 4, 2004 issued to Comcast Concurrent Holdings, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

4.14 --Warrant to purchase 50,000 shares of common stock of the Registrant dated June 4, 2004 issued to Comcast Concurrent Holdings, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.1 --Loan and Security Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 4, 2005).

10.2 --Schedule of Officers who have entered into the Form Indemnification Agreement (incorporated by reference to the Registrant's Quarterly report on Form 10-Q for the quarter ended December 31, 2004).

10.3 --1991 Restated Stock Option Plan (as amended as of October 26, 2000) (incorporated by reference Exhibit A to the Registrant's Proxy Statement dated September 18, 2000).

10.4 --Richard Rifenburgh Non-Qualified Stock Option Plan and Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-82686)).

10.5 --Concurrent Computer Corporation 2001 Stock Option Plan (incorporated by reference to Annex II to the Registrant's Proxy Statement dated September 19, 2001).

10.6 --Concurrent Computer Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to the Registrant's
          Registration  Statement  on  Form  S-8  (No.  333-125974)).

10.7 --Form of Option agreement with transfer restrictions (incorporated by reference to the Registrant's Current Report on Form 8-K dated June 24, 2005).

10.8 --Form of Incentive Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-45871)).

10.9 --Form of Non-Qualified Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

10.10 --Summary of Performance Grants (incorporated by reference to the Registrant's Current Report on Form 8-K filed March 3, 2005).

10.11 --Amended and Restated Employment Agreement dated as of November 15, 1999 between the Registrant and Steve G. Nussrallah (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

10.12 --Employment Agreement dated as of February 1, 2005 between the Registrant and Greg Wilson (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 4, 2005).

10.13 --Protective Agreement dated as of February 1, 2005 between the Registrant and Greg Wilson (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 4, 2005).

10.14 --Employment Agreement dated as of November 26, 2001 between the Registrant and Kirk Somers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.15 --Employment Agreement dated as of June 24, 2004 between the Registrant and T. Gary Trimm (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.16     --Employment  Agreement  dated  as  of  June  24,  2004  between  the
          Registrant and Warren Neuburger (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.17 --Video-on-demand Purchase Agreement, dated March 29, 2001, by and between Concurrent Computer Corporation and Comcast Cable Communications of Pennsylvania, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).

10.18 -- Entry into a Material Definitive Agreement between the Registrant and Stream Acquisitions, Inc. to acquire Everstream Holdings, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 25, 2005).

10.19 -- Amendment of Material Definitive Agreement between the Registrant and Stream Acquisitions, Inc. to acquire Everstream Holdings, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 31, 2005).

14.1 --Code of Ethics for Senior Executives & Financial Officers (incorporated by reference to the Registrant's Proxy for the fiscal year ended June 30, 2003).

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

*  Included  herewith.

                         CONCURRENT COMPUTER CORPORATION
                           ANNUAL REPORT ON FORM 10-K


                                     ITEM 8
            CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                            YEAR ENDED JUNE 30, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders of
Concurrent Computer Corporation:


     We have audited the accompanying consolidated balance sheets of Concurrent Computer Corporation and subsidiaries (the "Company") as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 4 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective December 1, 2002.

     We  have  also  audited,  in  accordance  with  the standards of the Public
Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2005 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 2, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/ Deloitte & Touche LLP


Atlanta, Georgia
September 2, 2005

         MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Concurrent Computer Corporation's management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, Concurrent's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Concurrent;

  - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Concurrent are being made only in accordance with authorizations of management and directors of Concurrent; and

  - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Concurrent's assets that could have a material effect on the financial statements.

     Management has evaluated the effectiveness of its internal control over financial reporting as of June 30, 2005 based on the control criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Concurrent's internal control over financial reporting is effective as of June 30, 2005.

     The registered independent public accounting firm of Deloitte & Touche LLP, as auditors of Concurrent's consolidated financial statements, has issued an attestation report on management's assessment of Concurrent's internal control over financial reporting, which report is included herein.

 /s/ T. Gary Trimm                               /s/ Gregory S. Wilson
------------------                               ---------------------

 T. Gary Trimm                                   Gregory S. Wilson
 President and Chief Executive Officer           Chief Financial Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Concurrent Computer Corporation:

     We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Concurrent Computer Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We  have  also  audited,  in  accordance  with  the standards of the Public
Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended June 30, 2005 of the Company and our report dated September 2, 2005 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
September 2, 2005

                                  CONCURRENT COMPUTER CORPORATION
                                    CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                    JUNE 30,
                                                                             ----------------------
                                                                                2005        2004
                                                                             ----------  ----------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                  $  19,880   $  27,928
  Accounts receivable, less allowance for doubtful accounts
    of $200 at June 30, 2005 and at June 30, 2004                               16,577      10,192
  Inventories - net                                                              5,071       9,617
  Deferred tax asset - net                                                         226         517
  Prepaid expenses and other current assets                                        858         861
                                                                             ----------  ----------
    Total current assets                                                        42,612      49,115
Property and equipment - net                                                     8,319      11,569
Purchased developed computer software - net                                        823       1,013
Goodwill                                                                        10,744      10,744
Investment in minority owned company                                               140         553
Other long-term assets - net                                                     1,339       1,548
                                                                             ----------  ----------
Total assets                                                                 $  63,977   $  74,542
                                                                             ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                      $  12,055   $  12,069
  Notes payable to bank, current portion                                           954           -
  Deferred revenue                                                               6,692      10,668
                                                                             ----------  ----------
    Total current liabilities                                                   19,701      22,737

Long-term liabilities:
  Deferred revenue                                                               2,349       4,117
  Notes payable to bank, less current portion                                    1,583           -
  Deferred tax liability                                                             -         278
  Pension liability                                                              1,705       1,372
  Other                                                                            286         312
                                                                             ----------  ----------
    Total liabilities                                                           25,624      28,816

Commitments and contingencies (Note 19)

Stockholders' equity:
  Shares of series preferred stock, par value $.01; 25,000,000 authorized;
    none issued                                                                      -           -
  Shares of class A preferred stock, par value $100; 20,000 authorized;
    none issued                                                                      -           -
  Shares of Series A participating cumulative preferred stock, par value
    $0.01; 300,000 authorized; none issued                                           -           -
  Shares of common stock, par value $.01; 100,000,000 authorized;
    63,642,646 and 62,817,029 issued and outstanding at June 30, 2005
    and 2004, respectively                                                         637         628
  Capital in excess of par value                                               175,769     174,338
  Accumulated deficit                                                         (136,455)   (128,712)
  Treasury stock, at cost; 19,323 shares at June 30, 2004                            -         (42)
  Unearned compensation                                                         (1,562)       (351)
  Accumulated other comprehensive loss                                             (36)       (135)
                                                                             ----------  ----------
    Total stockholders' equity                                                  38,353      45,726
                                                                             ----------  ----------
Total liabilities and stockholders' equity                                   $  63,977   $  74,542
                                                                             ==========  ==========

       The accompanying notes are an integral part of the consolidated financial statements.

                         CONCURRENT COMPUTER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         YEAR ENDED JUNE 30,
                                                   -----------------------------
                                                     2005      2004      2003
                                                   --------  --------  ---------
Revenues:
  Product                                          $57,070   $56,947   $ 54,456
  Service                                           21,615    22,288     20,997
                                                   --------  --------  ---------
    Total revenues                                  78,685    79,235     75,453

Cost of sales:
  Product                                           27,053    28,091     25,668
  Service                                           12,856    12,422     13,362
                                                   --------  --------  ---------
    Total cost of sales                             39,909    40,513     39,030
                                                   --------  --------  ---------

Gross margin                                        38,776    38,722     36,423

Operating expenses:
  Sales and marketing                               17,785    17,302     18,081
  Research and development                          18,748    20,000     18,775
  General and administrative                         9,717    10,071      9,393
  Restructuring charge                                 (17)        -      1,603
  Gain on liquidation of foreign subsidiary              -      (111)         -
                                                   --------  --------  ---------
      Total operating expenses                      46,233    47,262     47,852
                                                   --------  --------  ---------

Operating loss                                      (7,457)   (8,540)   (11,429)

Recovery (impairment loss) of minority investment     (313)    3,103    (12,951)
Interest income                                        403       335        592
Interest expense                                      (163)      (11)       (30)
Other expense - net                                   (471)     (140)      (145)
                                                   --------  --------  ---------

Loss before income taxes                            (8,001)   (5,253)   (23,963)

Provision (benefit) for income taxes                  (272)      472        589
                                                   --------  --------  ---------

Net loss                                           $(7,729)  $(5,725)  $(24,552)
                                                   ========  ========  =========

Net loss per share
      Basic                                        $ (0.12)  $ (0.09)  $  (0.40)
                                                   ========  ========  =========
      Diluted                                      $ (0.12)  $ (0.09)  $  (0.40)
                                                   ========  ========  =========

        The accompanying notes are an integral part of the consolidated financial statements.

                                               CONCURRENT COMPUTER CORPORATION
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                                           EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 2005

                                               COMMON STOCK                                                    ACCUMULATED
                                           --------------------   CAPITAL IN                                      OTHER
                                                          PAR     EXCESS OF    ACCUMULATED      UNEARNED      COMPREHENSIVE
                                             SHARES      VALUE    PAR VALUE      DEFICIT      COMPENSATION    INCOME (LOSS)
                                           -----------  -------  -----------  -------------  --------------  ---------------

Balance at June 30, 2002                   61,856,993   $  618   $  172,929   $    (98,377)              -   $       (5,888)
Sale of common stock under stock plans        226,988        2          548
Issuance of common stock related to
  investment in minority owned company                                  (17)
Issuance of restricted stock                  283,468        3          598                           (601)
Amortization of unearned compensation                                                                   25
Performance warrants                                                    338
Comprehensive income (loss):
  Net loss                                                                         (24,552)
  Foreign currency translation adjustment                                                                               915
  Minimum pension liability adjustment                                                                               (3,025)
    Total comprehensive loss

                                           -----------  -------  -----------  -------------  --------------  ---------------
Balance at June 30, 2003                   62,367,449      623      174,396       (122,929)           (576)          (7,998)
Sale of common stock under stock plans        505,581        5        1,179
Retirement of restricted stock                (56,001)                 (118)                           118
Amortization of unearned compensation                                                                  107
Performance warrants                                                 (1,119)
Acquisition of treasury stock
Disposition of treasury stock                                                          (58)
Comprehensive income (loss):
  Net loss                                                                          (5,725)
  Foreign currency translation adjustment                                                                               487
  Minimum pension liability adjustment                                                                                7,376
    Total comprehensive income


                                           -----------  -------  -----------  -------------  --------------  ---------------
Balance at June 30, 2004                   62,817,029      628      174,338       (128,712)           (351)            (135)
Sale of common stock under stock plans        116,105        1           57
Issuance of restricted stock                1,040,632       10        1,936                         (1,946)
Retirement of restricted stock               (331,120)      (2)        (683)                           685
Revaluation of restricted stock                                         119                           (119)
Amortization of unearned compensation                                                                  169
Acquisition of treasury stock
Disposition of treasury stock                                             2            (14)
Comprehensive income (loss):
  Net loss                                                                          (7,729)
  Foreign currency translation adjustment                                                                               200
  Minimum pension liability adjustment                                                                                 (101)
    Total comprehensive income

                                           -----------  -------  -----------  -------------  --------------  ---------------
Balance at June 30, 2005                   63,642,646   $  637   $  175,769   $   (136,455)  $      (1,562)  $          (36)
                                           ===========  =======  ===========  =============  ==============  ===============


                                            TREASURY STOCK
                                           ----------------
                                            SHARES    COST     TOTAL
                                           --------  ------  ---------
Balance at June 30, 2002                      (840)  $ (58)  $ 69,224
Sale of common stock under stock plans                            550
Issuance of common stock related to
  investment in minority owned company                            (17)
Issuance of restricted stock                                        -
Amortization of unearned compensation                              25
Performance warrants                                              338
Comprehensive income (loss):
  Net loss                                                    (24,552)
  Foreign currency translation adjustment                         915
  Minimum pension liability adjustment                         (3,025)
                                                             ---------
    Total comprehensive loss                                  (26,662)

                                           --------  ------  ---------
Balance at June 30, 2003                      (840)    (58)    43,458
Sale of common stock under stock plans                          1,184
Retirement of restricted stock                                      -
Amortization of unearned compensation                             107
Performance warrants                                           (1,119)
Acquisition of treasury stock              (19,323)    (42)       (42)
Disposition of treasury stock                  840      58          -
Comprehensive income (loss):
  Net loss                                                     (5,725)
  Foreign currency translation adjustment                         487
  Minimum pension liability adjustment                          7,376
                                                             ---------
    Total comprehensive income                                  2,138

                                           --------  ------  ---------
Balance at June 30, 2004                   (19,323)    (42)    45,726
Sale of common stock under stock plans                             58
Issuance of restricted stock                                        -
Retirement of restricted stock                                      -
Revaluation of restricted stock                                     -
Amortization of unearned compensation                             169
Acquisition of treasury stock               (2,946)     (5)        (5)
Disposition of treasury stock               22,269      47         35
Comprehensive income (loss):
  Net loss                                                     (7,729)
  Foreign currency translation adjustment                         200
  Minimum pension liability adjustment           -               (101)
                                                             ---------
    Total comprehensive income                                 (7,630)

                                           --------  ------  ---------
Balance at June 30, 2005                         -   $   -   $ 38,353
                                           ========  ======  =========

                    The accompanying notes are an integral part of the consolidated financial statements.

                                CONCURRENT COMPUTER CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)

                                                                      YEAR ENDED JUNE 30,
                                                                 -----------------------------
                                                                   2005      2004      2003
                                                                 --------  --------  ---------
Cash flows provided by (used in) operating activities:
  Net loss                                                       $(7,729)  $(5,725)  $(24,552)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Impairment loss (recovery) on minority investment                313    (3,103)    12,951
    Accrual of (reversal of) non-cash warrants                         -    (1,119)       338
    Pension settlement and curtailment                                 -    (1,482)         -
    Depreciation and amortization                                  5,259     5,404      4,824
    Provision for inventory reserves                                  11       924        317
    Provision for (reversal of) bad debts                              -      (601)        28
    Amortization of stock compensation                               169       107         25
    Other non-cash expenses                                          376       502        (13)
    Decrease (increase) in assets:
      Accounts receivable, net                                    (6,385)      780     13,495
      Inventories, net                                             4,535    (3,367)      (669)
      Prepaid expenses and other current assets, net                  73        18          2
      Other long-term assets, net                                    341      (149)    (1,624)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses, net                     (14)   (2,575)      (870)
      Short-term deferred revenue                                 (3,976)    5,373      1,240
      Long-term liabilities, net                                  (1,513)    2,627      1,607
                                                                 --------  --------  ---------
Net cash provided by (used in) operating activities               (8,540)   (2,386)     7,099

Cash flows provided by (used in) investing activities:
  Additions to property and equipment                             (2,031)   (4,876)    (5,595)
  Repayment of note receivable from
    minority owned company                                             -     3,103        471
  Note receivable from minority owned company                          -         -     (3,000)
                                                                 --------  --------  ---------
Net cash used in investing activities                             (2,031)   (1,773)    (8,124)

Cash flows provided by (used in) financing activities:
  Proceeds from note payable to bank, net of issuance expenses     2,930         -          -
  Repayment of note payable to bank                                 (463)        -          -
  Sale (purchase) of treasury stock                                   30       (42)         -
  Repayment of capital lease obligation                              (49)      (93)       (85)
  Proceeds from sale and issuance of common stock                     58     1,184        550
                                                                 --------  --------  ---------
Net cash provided by financing activities                          2,506     1,049        465

Effect of exchange rates on cash and cash equivalents                 17       341        738
                                                                 --------  --------  ---------

Increase (decrease) in cash and cash equivalents                  (8,048)   (2,769)       178
Cash and cash equivalents - beginning of year                     27,928    30,697     30,519
                                                                 --------  --------  ---------
Cash and cash equivalents - end of year                          $19,880   $27,928   $ 30,697
                                                                 ========  ========  =========

Cash paid during the period for:
  Interest                                                       $    64   $    14   $     20
                                                                 ========  ========  =========
  Income taxes (net of refunds)                                  $   327   $   527   $    474
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

     Gains (losses) on foreign currency transactions of ($162,000), $8,000 and ($27,000) for the years ended June 30, 2005, 2004 and 2003, respectively, are included in "Other expense - net" in the Consolidated Statements of Operations.

   Cash  Equivalents

     Short-term investments with maturities of ninety days or less at the date of purchase are considered cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value, and represent cash invested in U.S. government securities, bank certificates of deposit, or commercial paper.

   Inventories

     Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. Concurrent establishes excess and obsolete inventory reserves based upon historical and anticipated usage.

   Property  and  Equipment

     Property and equipment are stated at acquired cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of assets ranging from one to ten years. Leasehold improvements are amortized over the shorter of the useful lives of the improvements or the terms of the related lease. Gains and losses resulting from the disposition of property, plant and equipment are included in operations. Expenditures for repairs and maintenance are charged to operations as incurred and expenditures for major renewals and betterments are capitalized.

                         CONCURRENT COMPUTER CORPORATION

   Goodwill

     At July 1, 2005 and 2004, Concurrent's annual testing day, and in accordance with the requirements under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS" 142), Concurrent updated and reviewed the impairment analysis in conjunction with revised expected future operating results and as a result, there was no impairment charge necessary in either period. Subsequent impairment charges, if any, will be reflected in operating income in the Consolidated Statements of Operations.

   Revenue  Recognition  Policy

     The Company recognizes revenue when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable.

     Software  and  Hardware  Sales
     ------------------------------

     On-demand and real-time product revenues are recognized based on the guidance in SOP 97-2 and related amendments, SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition", and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". The Company's standard contractual arrangements with its customers generally include the delivery of a hardware and software system, certain professional services that typically involve installation and training, and ongoing software and hardware maintenance. The software component of the arrangement is considered to be essential to the functionality of the hardware. Therefore, in accordance with Emerging Issues Task Force No. 03-5, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software", the hardware and the hardware maintenance components are considered software related and the provisions of SOP 97-2 apply to all elements of the arrangement. Under multiple element arrangements, the Company allocates revenue to the various elements based on vendor-specific objective evidence ("VSOE") of fair value. The Company's VSOE of fair value is determined based on the price charged when the same element is sold separately. If VSOE of fair value does not exist for all elements in a multiple element arrangement, the Company recognizes revenue using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue.

     Professional  Services
     ----------------------

     Professional services revenue is primarily generated from integration of third party software interfaces, training, and hardware installation. These services are typically completed within 90 days from the receipt of the order. Under multiple element arrangements, the Company allocates revenue to the various elements based on VSOE of fair value. The Company determines VSOE of fair value for the services based on the standard rate per hour or fixed fee used when similar services are sold separately. Revenues from these services are recognized when the services are performed.

     In certain instances, the Company's customers require significant customization of both the software and hardware products. In these situations, the services are considered essential to the functionality of the software and, therefore, the revenue from the arrangement, with the exception of maintenance, is recognized in conformity with Accounting Research Bulletin ("ARB") No. 45, "Long Term Construction Type Contracts" and SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." The Company records the value of the entire arrangement (excluding maintenance) as the project progresses based on actual costs incurred compared to the total costs expected to be incurred through completion.

     Hardware  and  Software  Maintenance
     ------------------------------------

     The Company recognizes revenue from maintenance services in accordance with SOP 97-2. Depending upon the specific terms of the customer agreement, the Company may include warranty as part of the purchase price. In accordance with SOP 97-2 and, depending upon the specific terms of the customer agreement, the Company

                         CONCURRENT COMPUTER CORPORATION
either accrues the estimated costs to be incurred in performing maintenance services at the time of revenue recognition and shipment of product, or the Company defers revenue associated with the maintenance services to be provided during the warranty period based upon the value for which the Company has sold such services separately when they are renewed by existing customers. For those arrangements in which the warranty period is less than or equal to one year, the Company accrues the estimated costs to be incurred in providing services. In accordance with paragraph 59 of SOP 97-2, the Company has determined that the warranty fee is part of the initial license fee, the warranty period is for one year or less, the estimated cost of providing the services are immaterial, and upgrades and enhancements offered during maintenance arrangements historically have been and are expected to continue to be minimal and infrequent. Actual costs are then charged against the warranty accrual as they are incurred. For those arrangements in which the warranty period is greater than one year, the Company defers revenue based upon the value for which the Company has sold such services separately. This revenue is then recognized on a straight line basis over the warranty period.

   Deferred  Revenue

     Deferred revenue consists of billings for maintenance contracts and for products that are pending completion of the revenue recognition process. Maintenance revenue, whether bundled with the product or priced separately, is recognized ratably over the maintenance period. For contracts extending beyond one year, deferred revenue related to the contract period extending beyond twelve months is classified among long-term liabilities.

   Capitalized  Software

     Concurrent accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, the costs associated with software development are required to be capitalized after technological feasibility has been established. Concurrent ceases capitalization upon the achievement of customer availability. Costs incurred by Concurrent between technological feasibility and the point at which the products are ready for market are insignificant and as a result Concurrent has no internal software development costs capitalized at June 30, 2005 and 2004.

     Concurrent has not incurred costs related to the development of internal use software.

   Research  and  Development

     Research and development expenditures are expensed as incurred.

   Basic  and  Diluted  Net  Loss  per  Share

     Basic net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share," by dividing net loss by the weighted average number of common shares outstanding during each year. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Common share equivalents of 6,403,000, 6,002,000 and 6,131,000 for the years ended June 30, 2005, 2004, and 2003, respectively, were excluded from the calculation as their effect was antidilutive. The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share for the periods indicated:

                         CONCURRENT COMPUTER CORPORATION

                                                             YEAR ENDED JUNE 30,
(DOLLARS AND SHARE DATA IN THOUSANDS,                  -----------------------------
EXCEPT PER SHARE AMOUNTS)                                2005      2004      2003
                                                       --------  --------  ---------
Basic and diluted EPS calculation:
    Net loss                                           $(7,729)  $(5,725)  $(24,552)
                                                       ========  ========  =========

Basic weighted average number of shares outstanding     62,737    62,392     61,944
  Effect of dilutive securities:
    Employee stock options                                   -         -          -
    Warrants                                                 -         -          -
                                                       --------  --------  ---------
Diluted weighted average number of shares outstanding   62,737    62,392     61,944
                                                       ========  ========  =========

Basic EPS                                              $ (0.12)  $ (0.09)  $  (0.40)
                                                       ========  ========  =========

Diluted EPS                                            $ (0.12)  $ (0.09)  $  (0.40)
                                                       ========  ========  =========

   Impairment  of  Long-Lived  Assets

     On July 1, 2002, Concurrent adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which superseded the accounting and reporting provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Concurrent reviews long-lived assets quarterly and on an as needed basis to determine if there have been any adverse circumstances that would cause impairment, such as a significant change in legal factors or the business climate or circumstances surrounding a certain class of assets that could potentially cause impairment of that class of assets. For long-lived assets held and used, Concurrent recognizes impairment only if their carrying amount is not recoverable through undiscounted cash flows. Long-lived assets held for sale are reported at the lower of cost or fair value, less costs to sell. As a result of these reviews, Concurrent has not recorded any impairment losses related to long-lived assets, except those related to the restructuring activities in fiscal year 2003.

   Fair  Value  of  Financial  Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable and short term debt approximate fair value because of the short maturity of these instruments. The carrying amount of long-term debt also approximates fair value, as the interest rate on the term note approximates market and the remaining term of the note is less than three years.

     Fair value estimates are made at a specific point in time, based on the relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumption could significantly affect the estimates.

   Income  Taxes

     Concurrent and its domestic subsidiaries file a consolidated federal income tax return. All foreign subsidiaries file individual tax returns pursuant to local tax laws. Concurrent follows the asset and liability method of accounting for income taxes. Under the asset and liability method, a deferred tax asset or liability is recognized for temporary differences between financial reporting and income tax bases of assets and liabilities, tax credit carryforwards and operating loss carryforwards. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that such deferred tax assets will not be realized. Utilization of net operating loss

                         CONCURRENT COMPUTER CORPORATION
carryforwards and tax credits, which originated prior to Concurrent's quasi-reorganization in November of 1991, are recorded as adjustments to capital in excess of par value.

   Stock-Based  Compensation

     Concurrent has stock-based employee compensation plans and accounts for these plans using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. For the years ended June 30, 2005, 2004, and 2003, Concurrent recognized $169,000, $107,000, and
$25,000, respectively, of stock compensation expense for the issuance of restricted stock awards. There is no other expense recognized in the reported net loss in fiscal years 2005, 2004, and 2003 for stock options issued. Concurrent issued 1,041,000 shares of restricted stock for the year ended June 30, 2005 and initially recorded $1,946,000 of unearned compensation as a contra-equity account, which will be amortized over the vesting period. A portion of the restricted stock vests over time and a portion vests based upon performance criteria. Because a portion of this restricted stock plan is performance based, that portion must be accounted for using variable accounting, requiring interim estimates of compensation expense. Interim measures of compensation expense for performance based restricted stock are based on a combination of the fair-value of the stock as of the end of the reporting period and an assessment of whether the performance criteria will ultimately be met.

     In accordance with SFAS Statement No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-An amendment of FASB Statement No. 123" ("SFAS 148"), the following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to stock-based employee compensation:

                                                                        YEAR ENDED JUNE 30,
                                                             2005                2004              2003
                                                       -----------------  -----------------  -----------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss as reported                                   $         (7,729)  $         (5,725)  $        (24,552)
  Deduct: Total stock-based employee compensation
    expense determined under the fair value method,
    net of related taxes                                         (8,519)            (3,993)            (6,458)
                                                       -----------------  -----------------  -----------------

  Pro forma net loss                                   $        (16,248)  $         (9,718)  $        (31,010)
                                                       =================  =================  =================

  Basic- as reported                                   $          (0.12)  $          (0.09)  $          (0.40)
                                                       =================  =================  =================
  Basic-pro forma                                      $          (0.26)  $          (0.16)  $          (0.50)
                                                       =================  =================  =================
  Diluted-as reported                                  $          (0.12)  $          (0.09)  $          (0.40)
                                                       =================  =================  =================
  Diluted-pro forma                                    $          (0.26)  $          (0.16)  $          (0.50)
                                                       =================  =================  =================

     Refer to Note 13 for assumptions used in calculation of fair value. Also, refer to Note 13 for discussion of Concurrent's Board of Directors' fiscal year 2005 decisions to accelerate vesting of certain unvested and "out-of-the-money" options and to subsequently grant fully vested stock options to certain employees and executives. These decisions were made primarily to limit compensation expense that would be expected to be recorded in future periods following Concurrent's adoption on July 1, 2005 of SFAS No. 123, "Share-Based Payment (revised 2004)" ("SFAS 123(R)"). As of June 30, 2005, total compensation costs related to unvested options not yet recognized is approximately $530,000. Concurrent expects to recognize this cost on a straight-line basis over the next four years as part of operating expense, beginning July 1, 2005, upon adoption of SFAS 123(R).

                         CONCURRENT COMPUTER CORPORATION

   Comprehensive  Income  (Loss)

     Concurrent reports comprehensive income (loss) in addition to net loss from operations as required by SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). Comprehensive income (loss) is defined as a change in equity during the financial reporting period of a business enterprise resulting from non-owner sources.

Accumulated other comprehensive income (loss) consists of the following components:

                                                                                   ACCUMULATED
                                         FOREIGN CURRENCY                             OTHER
                                           TRANSLATION            MINIMUM         COMPREHENSIVE
                                           ADJUSTMENTS       PENSION LIABILITY    INCOME (LOSS)
                                        ------------------  -------------------  ---------------
                                                           (DOLLARS IN THOUSANDS)

     Balance at June 30, 2002           $          (1,486)  $           (4,402)  $       (5,888)
     Other comprehensive income (loss)                915               (3,025)          (2,110)
                                        ------------------  -------------------  ---------------
     Balance at June 30, 2003                        (571)              (7,427)          (7,998)
     Other comprehensive income                       487                7,376            7,863
                                        ------------------  -------------------  ---------------
     Balance at June 30, 2004                         (84)                 (51)            (135)
     Other comprehensive income (loss)                200                 (101)              99
                                        ------------------  -------------------  ---------------
     Balance at June 30, 2005           $             116   $             (152)  $          (36)
                                        ==================  ===================  ===============

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

3.   INVESTMENTS  IN  MINORITY  OWNED  COMPANIES

     In March 2002, Concurrent purchased a 14.4% equity ownership interest in Thirdspace Living Limited ("Thirdspace"). Concurrent invested $4.0 million in cash and the equivalent of $3.0 million in its common stock in exchange for 1,220,601 series C shares of Thirdspace. In addition to the equity investment, Concurrent also loaned Thirdspace $6.0 million in exchange for two $3 million long-term notes receivable. In fiscal year 2003, Concurrent recorded a $13.0 million net impairment charge due to an "other-than-temporary" decline in the market value of the investment in Thirdspace. In May 2003, Thirdspace sold the majority of its assets to Alcatel Telecom Ltd. As a result of the sale of these certain assets, Concurrent received proceeds in fiscal 2004 and fiscal 2005 that were recorded as reductions to the impairment loss in the line item "Recovery (impairment loss) of minority investment."

     In fiscal year 2005 and fiscal year 2004, Concurrent recorded in the aggregate, $100,000 and $3.1 million, respectively, in proceeds as a result of the sale of certain assets of Thirdspace. Thirdspace's only significant remaining asset is a right to 40% of amounts recovered by nCube Corporation, now part of C-Cor, Incorporated ("C-Cor"), if any, from the lawsuit brought by C-Cor against SeaChange International, Inc., alleging patent infringement. The likelihood of collecting this asset, and the amount and timing of such collection is uncertain and as a result Concurrent has not recorded the gain contingency. Pursuant to the sale of the assets of Thirdspace to Alcatel, Concurrent believes that it has the right to the first approximately $3.0 million of such recovery, if any. Beyond any such recovery, Concurrent does not anticipate further cash proceeds related to the liquidation of Thirdspace's remaining assets. As of June 30, 2005 and 2004, Concurrent had no amounts recorded as investments in or

                         CONCURRENT COMPUTER CORPORATION
receivables  from  Thirdspace.

     In April 2002, Concurrent invested cash of $553,000 in Everstream Holdings, Inc. ("Everstream") in exchange for 480,770 shares of Series C Preferred stock, giving Concurrent a 4.9% ownership interest. Everstream is a privately held company specializing in broadband advertising systems, operations and data warehousing software and related integration services. Concurrent is accounting for its investment in the Series C Preferred stock of Everstream using the cost method because Concurrent does not believe it exercises significant influence on Everstream. During fiscal year 2005, Concurrent became aware of circumstances that provide evidence of an "other than temporary" impairment of Concurrent's investment in Everstream, in accordance with EITF 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". Based upon an evaluation of the investment in Everstream during this period, Concurrent recorded an impairment charge of $413,000 in the Statement of Operations, under the line item, "Recovery (impairment loss) of minority investment", and reduced its "Investment in minority owned company" to $140,000. Should there be evidence of further impairment in the future, Concurrent will record additional impairment charges related to this investment. However, as of June 30, 2005, Concurrent is not aware of any events or changes in circumstances that have a significant adverse effect on the recorded value of the investment. See Note 21, "Subsequent Event", for further discussion of Everstream.

4.   RESTRUCTURING  CHARGE

     During  the  fourth  quarter  of  fiscal  year 2003, the Board of Directors approved a Restructuring Plan. The Restructuring Plan included certain initiatives designed to realign the company's resources in order to focus on more strategic and immediate growth opportunities and to align the Concurrent's cost structure with revenue projections. The decision to implement the initiatives under the Restructuring Plan was due to certain economic and geographic circumstances in the former Integrated Solutions and on-demand divisions and the state of the overall global economic environment. As part of the Restructuring Plan, the following actions were initiated, resulting in a total restructuring charge of $1.6 million recorded in the fourth quarter of fiscal year 2003:

     - Termination of 33 employees, or approximately 7% of Concurrent's current global workforce, and as a result, recorded a charge of $1.1 million related to severance and other employee termination costs.
     - Reduction of office space in certain international facilities in France and Japan, and as a result, recorded a charge of $0.3 million for estimated lease cancellation costs, write-off of leasehold improvements and facility restoration costs, all net of estimated sub-lease rental income.
     - Recognition of charges for other restructuring costs of $0.2 million related to the write-off of certain assets that were impaired as a result of the restructuring initiatives.

     This Restructuring Plan was accounted for and recorded in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), SFAS 144 and other related interpretative guidance.
Concurrent adopted the provisions of SFAS No. 146, which is effective for transactions initiated after December 31, 2002.

                         CONCURRENT COMPUTER CORPORATION

     Restructuring related reserves are summarized as follows (in thousands):

                                    WORKFORCE          LEASE                            TOTAL
                                    REDUCTION       TERMINATION                      RESTRUCTURING
                                      COSTS            COSTS            OTHER           CHARGE
                                 ---------------  ---------------  ---------------  ---------------
     Restructuring charges       $        1,057   $          319   $          227   $        1,603
     Non-cash charges                         -              (72)            (202)            (274)
     Cash payments                         (191)             (49)               -             (240)
       Restructuring reserve     ---------------  ---------------  ---------------  ---------------
         at June 30, 2003:                  866              198               25            1,089

     Fiscal 2004 cash payments             (809)            (138)             (25)            (972)
       Restructuring reserve     ---------------  ---------------  ---------------  ---------------
         at June 30, 2004:                   57               60                -              117

     Fiscal 2005 cash payments              (40)             (60)               -             (100)
     Reversal of excess accrual             (17)               -                -              (17)
       Restructuring reserve     ---------------  ---------------  ---------------  ---------------
         at June 30, 2005:       $            -   $            -   $            -   $            -
                                 ===============  ===============  ===============  ===============


     Fiscal year 2003 domestic and international restructuring related charges are summarized as follows (in thousands):

                       WORKFORCE        LEASE                          TOTAL
                       REDUCTION     TERMINATION                    RESTRUCTURING
                         COSTS          COSTS           OTHER          CHARGE
                    --------------  --------------  --------------  --------------
     Domestic       $          385  $            -  $           52  $          437
     International             672             319             175           1,166
                    --------------  --------------  --------------  --------------
       TOTAL        $        1,057  $          319  $          227  $        1,603
                    ==============  ==============  ==============  ==============

     The $117,000 accrued liability at June 30, 2004 is recorded in the Consolidated Balance Sheets under "Accounts payable and accrued expenses" and the $1.6 million of expense in fiscal year 2003 is recorded in the Consolidated Statements of Operations under "Restructuring charge."

     All activities under the Restructuring Plan were completed by the end of fiscal year 2004 and all remaining cash payments were completed by the end of fiscal year 2005.

5.   DISSOLUTION OF SUBSIDIARIES

     During June of 2004, Concurrent began liquidation proceedings for its UK based subsidiary, Concurrent Realisations Limited ("Realisations"), formerly Concurrent Computer UK Limited, as the Company decided to discontinue the ongoing funding of this company. The employees were transferred to and certain assets of the business were sold to Concurrent UK Limited ("Concurrent UK"), formerly Concurrent Computer Holding Company Ltd., another UK subsidiary of
Concurrent Computer Corporation, for fair market value, as determined by an independent appraisal firm. As a result, the remaining assets of Realisations are in the custody of a liquidator and are being used to settle its liabilities that primarily consist of a liability to the defined benefit pension plan of Realisations. Concurrent no longer has any control over the assets of Realisations nor can Concurrent exert influence or control over the liquidation process. Neither Concurrent, nor any of its subsidiaries, has any further legal obligation to fund Realisations or its defined benefit pension plan. Therefore, a curtailment and settlement ofthe pension plan occurred in 2004. All assets, liabilities, and additional minimum pension liabilities related to the

                         CONCURRENT COMPUTER CORPORATION
pension plan have been removed from the balance sheet in 2004, which resulted in a gain of $111,000, net of related legal and actuarial expenses, during the year ended June 30, 2004. This gain was recorded in the line item "Gain on liquidation of foreign subsidiary" in the Consolidated Statements of Operations, and the components of the gain were as follows (in thousands of dollars):

                                                      YEAR ENDED
                                                       JUNE 30,
                                                         2004
                                                     ------------
     Net gain on pension settlement and curtailment  $     1,482
     Reorganization costs                                 (1,371)
                                                     ------------
     Gain on liquidation of foreign subsidiary       $       111
                                                     ============

     The $1,482,000 gain on the settlement and curtailment relates to the write-off of the $9,846,000 pension liability, the $210,000 intangible pension asset, and the $8,154,000 additional minimum pension liability (See Note 11). Reorganization costs include the $918,000 purchase of certain assets of Realisations at fair market value and $453,000 of legal, actuarial and accounting costs required to liquidate Realisations.

6.   INVENTORIES

     Inventories consist of the following:

                                  JUNE 30,
                         -------------------------
                              2005         2004
                         ------------  -----------
                           (DOLLARS IN THOUSANDS)

     Raw materials, net  $      3,599  $     7,361
     Work-in-process              864        1,229
     Finished goods               608        1,027
                         ------------  -----------
                         $      5,071  $     9,617
                         ============  ===========

     At June 30, 2005 and 2004, some portion of Concurrent's inventory was in excess of the current requirements based upon the planned level of sales for future years. Accordingly, Concurrent had inventory valuation allowances for raw materials of $2.0 million and $3.0 million to reduce the value of the inventory to its estimated net realizable value at both June 30, 2005 and 2004, respectively.

7.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                 JUNE 30,
                                                       --------------------------
                                                            2005         2004
                                                       -------------  -----------
                                                         (DOLLARS IN THOUSANDS)
     Leasehold improvements                            $      3,216   $    3,204
     Machinery, equipment and customer support spares        16,426       38,531
                                                       -------------  -----------
                                                             19,642       41,735
     Less: Accumulated depreciation                         (11,323)     (30,166)
                                                       -------------  -----------
                                                       $      8,319   $   11,569
                                                      ==============  ===========

     For the years ended June 30, 2005, 2004 and 2003, depreciation and amortization expense for property, plant

                         CONCURRENT COMPUTER CORPORATION
and equipment amounted to $5,069,000, $5,214,000 and $4,590,000, respectively. During fiscal year 2005, Concurrent recorded a $19,100,000 entry to write-off fully depreciated spare parts determined to be no longer of service.

8.   GOODWILL  AND  OTHER  INTANGIBLES

     In accordance with SFAS 142, Concurrent discontinued the amortization of goodwill effective July 1, 2001 and began testing goodwill for impairment at least annually as required by SFAS 142. The impairment test has been performed for fiscal years 2005, 2004, and 2003, and there has not been any impairment charge as a result of these assessments.

     The goodwill balance as of June 30, 2005 and 2004 is $10.7 million. There have been no additions or impairment charges to the goodwill balance, and there has been no amortization of goodwill as required under SFAS 142 for the years ended June 30, 2005, 2004, and 2003. Therefore, there have been no changes in the goodwill balance as of June 30, 2005 and 2004.

     A summary of Concurrent's other intangible assets is as follows (in thousands):

                                                             INTANGIBLE ASSETS
                                         --------------------------------------------------------
                                              AS OF JUNE 30, 2005          AS OF JUNE 30, 2004
                                         ---------------------------  ---------------------------
                                            GROSS                        GROSS
                                           CARRYING    ACCUMULATED      CARRYING      ACCUMULATED
                                            AMOUNT     AMORTIZATION      AMOUNT      AMORTIZATION
                                         ------------  -------------  ------------  -------------
AMORTIZED INTANGIBLE ASSETS
  Purchased developed computer software  $      1,773  $       (950)  $      1,773  $       (760)

     The aggregate amortization expense for the years ended June 30, 2005, 2004, and 2003 was $190,000, $190,000, and $234,000, respectively. The estimated amortization expense for the next five fiscal years for intangible assets is $190,000 during the next four years and $63,000 in the fifth year for purchased developed software with an original amortizable life of 10 years. Concurrent does not have any other unamortized intangible assets.

9.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                            JUNE 30,
                                    -------------------------
                                        2005         2004
                                    ------------  -----------
                                     (DOLLARS IN THOUSANDS)

     Accounts payable, trade        $      4,727  $     3,487
     Accrued payroll, vacation and
       other employee expenses             4,143        5,420
     Warranty accrual                        702        1,122
     Restructuring reserve                     -          117
     Other accrued expenses                2,483        1,923
                                    ------------  -----------
                                    $     12,055  $    12,069
                                    ============  ===========

     Our estimate of warranty obligations is based on historical experience and expectation of future conditions.

                         CONCURRENT COMPUTER CORPORATION

The changes in the warranty accrual during fiscal year 2005 consist of the following (in thousands):

     Balance at June 30, 2004       $1,122
     Charged to costs and expenses     392
     Charges against accrual          (812)
                                    -------
     Balance at June 30, 2005       $  702
                                    =======

10.  INCOME  TAXES

     The domestic and foreign components of loss before provision for income taxes are as follows:

                          YEAR ENDED JUNE 30,
                    -------------------------------
                       2005       2004      2003
                    ----------  --------  ---------
                        (DOLLARS IN THOUSANDS)

     United States  $  (5,598)  $(4,393)  $(18,374)
     Foreign           (2,403)     (860)    (5,589)
                    ----------  --------  ---------
                    $  (8,001)  $(5,253)  $(23,963)
                    ==========  ========  =========

     The components of the provision for income taxes are as follows:

                               YEAR ENDED JUNE 30,
                         ------------------------------
                           2005       2004       2003
                         ---------  ---------  --------
                            (DOLLARS IN THOUSANDS)
     Current:
       Federal           $   (264)  $       -  $      -
       State                   34         310        17
       Foreign (credit)       (22)        119       572
                         ---------  ---------  --------
         Total               (252)        429       589
                         ---------  ---------  --------

     Deferred:
       Federal                  -           -         -
       Foreign                (20)         43         -
                         ---------  ---------  --------
         Total                (20)         43         -
                         ---------  ---------  --------

     Total               $   (272)  $     472  $    589
                         =========  =========  ========

     In May 2003, Concurrent reached a negotiated settlement with the Greek Tax Authority relating to a 1993 through 1995 audit of the company's Greek subsidiary, which was sold in December of 1995. The amount of the settlement was $390,000 and is included in the fiscal year 2003 foreign provision of $572,000. Concurrent made partial payments towards this settlement during fiscal year 2004 and made final payments towards this settlement in fiscal year 2005. During fiscal year 2005, Concurrent reversed $264,000 of income tax contingency reserves that Concurrent determined are no longer required and were reversed as an income tax benefit.

                         CONCURRENT COMPUTER CORPORATION

     A reconciliation of the income tax (benefit) expense computed using the federal statutory income tax rate to Concurrent's provision for income taxes is as follows:

                                                YEAR ENDED JUNE 30,
                                          ---------------------------------
                                            2005        2004        2003
                                          ---------  -----------  ---------
                                               (DOLLARS IN THOUSANDS)
     Loss before provision for
       income taxes                       $ (8,001)  $   (5,253)  $(23,963)
                                          ---------  -----------  ---------
     Benefit at Federal statutory rate      (2,720)      (1,786)    (8,147)
     Change in valuation allowance          (8,838)       2,396      8,980
     Dividend from subsidiary                1,201            -        541
     Permanent differences                     291         (125)       297
     Net operating loss expiration           7,429          188          -
     Change in statutory rates               1,739            -     (1,776)
     Release of tax contingency reserves      (264)           -          -
     Foreign, net                              775          176        456
     Other                                     115         (377)       238
                                          ---------  -----------  ---------
     Provision for income taxes           $   (272)  $      472   $    589
                                          =========  ===========  =========

     As of June 30, 2005 and 2004, Concurrent's deferred tax assets and liabilities were comprised of the following:

                                                                       JUNE 30,
                                                              --------------------------
                                                                  2005          2004
                                                              -------------  -----------
                                                                 (DOLLARS IN THOUSANDS)
     Gross deferred tax assets related to:
       U.S. and foreign net operating loss carryforwards      $     71,122   $   74,919
       Book and tax basis differences for reporting purposes             -          248
       Bad debt, warranty and inventory reserves                     1,549        2,067
       Accrued compensation                                              -          777
       Impairment loss on minority investment                        3,786        3,536
       Deferred revenue                                              1,882        2,844
       Stock warrants                                                  700          682
       Capital loss carryforward                                       801          780
       Other                                                             -        1,883
                                                              -------------  -----------
         Total gross deferred tax assets                            79,840       87,736
     Valuation allowance                                           (78,381)     (87,219)
                                                              -------------  -----------
         Total deferred tax asset                                    1,459          517
     Gross deferred tax liabilities related to
       property and equipment/other                                  1,200          278
                                                              -------------  -----------
         Total gross deferred tax liability                          1,200          278
                                                              -------------  -----------

         Deferred income taxes                                $        259   $      239
                                                              =============  ===========

                         CONCURRENT COMPUTER CORPORATION

     As of June 30, 2005, Concurrent has U.S. Federal Tax net operating loss carryforwards of approximately $170 million for income tax purposes which expire at various dates through 2025. Any future benefits attributable to the U.S. Federal net operating loss carryforwards, which originated prior to Concurrent's quasi-reorganization in November, 1991 are accounted for through adjustments to the capital in excess of par value. Approximately $37 million of the net operating loss carryforwards originated prior to Concurrent's quasi-reorganization in 1991.

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

     The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options increased the federal net operating loss carryforward by approximately $22,000 and $296,000 for the years ended June 30, 2005 and 2004, respectively. Such benefits will be recorded as an increase to additional paid-in capital when realized.

     Deferred income taxes have not been provided for undistributed earnings of foreign subsidiaries, which originated subsequent to Concurrent's quasi-reorganization, primarily due to Concurrent's required investment in certain subsidiaries.

     Additionally, deferred income taxes have not been provided on undistributed earnings of foreign subsidiaries, which originated prior to Concurrent's quasi-reorganization. The impact of both the subsequent repatriation of such earnings and the resulting offset, in full, from the utilization of net operating loss carryforwards will be accounted for through adjustments to capital in excess of par value.

     The valuation allowance for deferred tax assets as of June 30, 2005 and 2004 was approximately $78.4 million and $87.2 million, respectively. The net change in the total valuation allowance for the year ended June 30, 2005 was a decrease of approximately $8.8 million. The net increase in the total valuation allowance for the year ended June 30, 2004 was approximately $2.4 million and the net increase in the total valuation allowance for the year ended June 30, 2003 was approximately $8.7 million. In assessing the realizability of deferred tax assets, Concurrent considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As such, the deferred tax assets have been reduced by the valuation allowance since Concurrent considers it more likely than not that a significant portion of these deferred tax assets will not be realized.

                         CONCURRENT COMPUTER CORPORATION

11.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     Concurrent maintains a retirement savings plan (the "Plan"), available to U.S. employees, that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. For fiscal year 2005, the plan allowed for a discretionary matching contribution up to 100% of the first 4% of employees' contributions during the first six months of the year, and 3% of employees' contributions during the second six months. For fiscal year 2004, the plan allowed a discretionary matching contribution up to 100% of the first 4% of employees' contributions. For fiscal year 2003, the plan allowed a discretionary matching contribution up to 100% of the first 6% of employees' contributions. For the years ended June 30, 2005, 2004 and 2003, Concurrent matched 100% of the allowable discretionary matching percentage of the employees' Plan contributions.

     Concurrent's matching contributions under the Plan were as follows:

                         2005      2004       2003
                       -------  ----------  --------
                          (DOLLARS IN THOUSANDS)

Matching contribution  $   830  $      990  $  1,424

     Concurrent also maintains a defined contribution plan ("the Stakeholder Plan") for its UK based employees. The stakeholder plan provides for discretionary matching contributions of between 4% and 7% of the employee's salary. The Company also has agreements with certain of its UK based employees to make supplementary contributions to the plan over the next five years, contingent upon their continued employment with the Company. For fiscal years
2005, 2004 and 2003, the Company made total contributions to the stakeholder plan of $540,000, $90,000 and $25,000, respectively.

     Certain foreign subsidiaries of Concurrent maintain pension plans for their employees that conform to the common practice in their respective countries. As of June 30, 2003, the Company maintained two defined benefit pension plans covering certain current and former employees in the UK and in Germany. The liquidation of the UK subsidiary in 2004 resulted in the settlement and curtailment gains included in the changes in benefit obligation and fair value of plan assets below (see Note 5). As of June 30, 2005 and 2004, only the defined benefit pension plan in Germany remained, due to the effects of the liquidation of the Company's UK subsidiary. The measurement date used to determine benefit information for the plans that make up the majority of plan assets and benefit obligations for the year ended June 30, 2005 was June 15, 2005. The related changes in benefit obligation and fair value of plan assets and the amounts recognized in the consolidated balance sheets are presented in the following tables:

                         CONCURRENT COMPUTER CORPORATION

Reconciliation of Funded Status

                                                           JUNE 30,
                                                 --------------------------
                                                      2005         2004
                                                 -------------  -----------
                                                   (DOLLARS IN THOUSANDS)

Change in benefit obligation:
Benefit obligation at beginning of year          $      3,715   $   21,501
Service cost                                               25          353
Interest cost                                             205        1,111
Plan participants' contributions                            -           58
Actuarial loss (gain)                                     362          (34)
Foreign currency exchange rate change                     (37)       1,972
Settlement                                                  -      (19,607)
Curtailment                                                 -       (1,037)
Benefits paid                                            (114)        (602)
                                                 -------------  -----------
Benefit obligation at end of year                $      4,156   $    3,715
                                                 =============  ===========

Change in plan assets:
Fair value of plan assets at beginning of year   $      2,396   $   12,889
Actual return on plan assets                               76        1,354
Employer contributions                                     28          358
Plan participants' contributions                            -           58
Benefits paid                                             (88)        (570)
Settlement                                                  -      (12,833)
Foreign currency exchange rate change                     (17)       1,140
                                                 -------------  -----------
Fair value of plan assets at end of year         $      2,395   $    2,396
                                                 =============  ===========

Funded status                                    $     (1,761)  $   (1,319)
Unrecognized actuarial loss                               208         (160)
Unrecognized net transition cost                          127          158
                                                 -------------  -----------
Net amount recognized                            $     (1,426)  $   (1,321)
                                                 =============  ===========

Amounts Recognized in the Consolidated Balance Sheet

                                               JUNE 30,
                                      --------------------------
                                           2005         2004
                                      -------------  -----------
                                        (DOLLARS IN THOUSANDS)
Accrued pension cost, net             $     (1,705)  $   (1,372)
Intangible asset                               127            -
Accumulated other comprehensive loss           152           51
                                      -------------  -----------
Net amount recognized                 $     (1,426)  $   (1,321)
                                      =============  ===========

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $4.2 million, $4.1 million and $2.4 million, respectively, as of June 30, 2005, and $3.7 million, $3.7 million and $2.4 million, respectively, as of June 30, 2004.

                         CONCURRENT COMPUTER CORPORATION

     The following tables provide the components of net periodic pension cost recognized in earnings and pension related components of other comprehensive income for the fiscal years ended June 30, 2005, 2004 and 2003:

Components of Net Periodic Benefit Cost
                                                                       YEAR ENDED JUNE 30,
                                                                -------------------------------
                                                                   2005       2004       2003
                                                                ----------  ---------  --------
                                                                     (DOLLARS IN THOUSANDS)
Service cost                                                    $      25   $    353   $   303
Interest cost                                                         205      1,111     1,036
Expected return on plan assets                                        (88)      (767)     (737)
Amortization of unrecognized net transition obligation (asset)         32        (65)      (67)
Amortization of unrecognized prior service cost                         -         24        24
Settlement gain                                                         -       (387)        -
Curtailment loss                                                        -        177         -
Recognized actuarial loss                                               3        375       188
                                                                ----------  ---------  --------
Net periodic benefit cost                                       $     177   $    821   $   747
                                                                ==========  =========  ========

Additional Information
                                                                      YEAR ENDED JUNE 30,
                                                                -------------------------------
                                                                   2005       2004      2003
                                                                ----------  ---------  --------
                                                                     (DOLLARS IN THOUSANDS)

Decrease (increase) in minimum liability included
in other comprehensive income                                   $    (101)  $  7,376   $(3,025)

     Pension expense for fiscal years 2005, 2004 and 2003 related to the UK defined benefit pension plan was $0, $805,000, and $709,000. The Company does not anticipate any further contributions or any further pension expense related to this plan, subsequent to June 30, 2004.

   Assumptions

     The following table sets forth the assumptions used to determine benefit obligations:

                                  JUNE 30,
                                ------------
                                2005   2004
                                -----  -----
Discount rate                   4.50%  5.35%
Expected return on plan assets  3.50%  3.50%
Compensation increase rate      2.50%  2.50%

The following table sets forth the assumptions used to determine net periodic benefit cost:

                                           YEAR ENDED JUNE 30,
                                -----------------------------------------
                                  2005          2004            2003
                                ---------  --------------  --------------
Discount rate                       5.35%  5.25% to 5.50%  5.75% to 6.25%
Expected return on plan assets      3.50%           6.00%  5.75% to 6.00%
Compensation increase rate          2.50%  1.00% to 4.25%  3.50% to 4.25%

                         CONCURRENT COMPUTER CORPORATION

Plan  Assets

     Concurrent's pension plan weighted-average asset allocations at June 30, 2005 and 2004, by asset category are as follows:


                    PLAN ASSETS AT JUNE 30,
                   --------------------------
                       2005         2004
                   ------------  ------------
ASSET CATEGORY       $      %      $      %
-----------------  ------  ----  ------  ----
Equity securities   2,395  100%   2,396  100%
                   ------  ----  ------  ----
     Total          2,395  100%   2,396  100%
                   ======  ====  ======  ====

     Plan assets as of June 30, 2005 and 2004 are comprised primarily of investments in managed funds consisting of German life insurance equity funds. In estimating the expected return on plan assets, Concurrent considers past performance and future expectations for the fund. Plan assets are heavily weighted toward dividend yielding equity investments that yield consistent, dependable dividends. The Company utilizes an active management strategy through third-party investment managers to minimize risk and maximize return.

Contributions

     Concurrent expects to contribute $100,000 to its one remaining defined benefit pension plan in fiscal year 2006.

Estimated  future  benefit  payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (dollars in thousands):

                    PENSION BENEFITS
                    ----------------
2006                      $158
2007                       190
2008                       203
2009                       213
Years 2010 to 2015       $1,319

12.  SEGMENT INFORMATION

     During fiscal year 2005, Concurrent changed its management structure. Concurrent is now operating as a united company by consolidating the real-time and on-demand operating divisions. The divisional structure was officially consolidated under a functional organization with real-time and on-demand product lines. In accordance with SFAS 131, "Disclosure about Segments of an Enterprise and Related Information", Concurrent operates in three segments: on-demand systems, real-time systems, and services.

                         CONCURRENT COMPUTER CORPORATION

     The following summarizes the revenues, costs of sales, and margins by product line and service for the twelve months ended June 30, 2005, June 30, 2004 and June 30, 2003, respectively (dollars in thousands):

                                      YEAR ENDED JUNE 30,
                                 ----------------------------
                                   2005      2004      2003
                                 --------  --------  --------
Revenues:
  Real-time systems              $26,148   $17,568   $19,417
  On-demand systems               30,922    39,379    35,039
  Service                         21,615    22,288    20,997
                                 --------  --------  --------
    Total revenues                78,685    79,235    75,453

Cost of sales:
  Real-time systems               10,301     7,228     7,817
  On-demand systems               16,752    20,863    17,851
  Service                         12,856    12,422    13,362
                                 --------  --------  --------
    Total cost of sales           39,909    40,513    39,030

Gross margin:
  Real-time system gross margin   15,847    10,340    11,600
  On-demand system gross margin   14,170    18,516    17,188
  Service gross margin             8,759     9,866     7,635
                                 --------  --------  --------
    Total gross margin           $38,776   $38,722   $36,423

Gross margin
  Real-time system margin           60.6%     58.9%     59.7%
  On-demand system margin           45.8%     47.0%     49.1%
  Service margin                    40.5%     44.3%     36.4%
                                 --------  --------  --------
    Total gross margin              49.3%     48.9%     48.3%

     A summary of Concurrent's financial data by geographic area follows (dollars in thousands):

                                        YEAR ENDED JUNE 30,
                                     -------------------------
                                      2005     2004     2003
                                     -------  -------  -------
     United States                   $52,898  $64,792  $56,781

       Japan                          10,562    4,208    2,003
       Other Asia Pacific countries    3,394    2,836    2,915
                                     -------  -------  -------

     Asia Pacific                     13,956    7,044    4,918

     Europe                            8,575    5,737    5,484

     Other foreign countries           3,256    1,662    8,270
                                     -------  -------  -------
         Total revenue               $78,685  $79,235  $75,453
                                     =======  =======  =======

                         CONCURRENT COMPUTER CORPORATION

                                    JUNE 30,
                           --------------------------
                               2005          2004
                           -------------  -----------
                              (DOLLARS IN THOUSANDS)
     Long lived assets:
       United States       $     18,712   $   22,018
       Europe                     1,476        2,071
       Japan                        901        1,104
       Other Asia/Pacific           244          234
       Other                         32            -
                           -------------  -----------
       Total               $     21,365   $   25,427
                           =============  ===========

13.  EMPLOYEE STOCK PLANS

     Concurrent has Stock Option Plans providing for the grant of incentive stock options to employees and non-qualified stock options to employees and non-employee directors. The Compensation Committee administers the Stock Option Plans. Under the plans, the Compensation Committee of the Board of Directors (the "Board") may award, in addition to stock options, shares of Common Stock on a restricted basis. The plans also specifically provide for stock appreciation rights and authorize the Compensation Committee to provide, either at the time of the grant of an option or otherwise, that the option may be cashed out upon terms and conditions to be determined by the Committee or the Board.

     The Compensation Committee approved and Concurrent issued 1,041,000 shares of restricted stock during fiscal year 2005 and initially recorded $1,946,000 of unearned compensation as a contra-equity account, which will be amortized over the vesting period. A portion of this restricted stock issuance vests over time and a portion vests based upon performance criteria. Because a portion of this restricted stock plan is performance based, that portion must be accounted for using variable accounting, requiring interim estimates of compensation expense. During the fourth quarter of fiscal year 2005, Concurrent determined that the performance criteria were no longer anticipated to be met and therefore reassessed the total expected compensation expense from these restricted shares. This reassessment resulted in the reversal of $81,000 of stock compensation expense recorded in the first three quarters of fiscal year 2005 and a $119,000 reduction of unearned compensation. Interim measures of compensation expense are based on a combination of the fair-value of the stock as of the end of the reporting period and an assessment of whether the performance criteria will ultimately be met. In fiscal 2003, the Compensation Committee approved the issuance of 283,000 restricted shares of common stock to certain executives. The restrictions on these shares lapse 25% a year over a four year period as of the date of issuance. The fair value of the restricted shares at the date of grant was $601,000 and was initially recorded as unearned compensation as a contra-equity account, which will be expensed over the period during which the restrictions lapse. Concurrent recorded compensation expense of $169,000, $107,000, and $25,000 for the years ended June 30, 2005, 2004 and 2003, respectively, which is recorded in the Consolidated Statements of Operations. During fiscal year 2005, Concurrent retired $685,000 of restricted stock issued to employees that left Concurrent prior to vesting of their restricted stock awards.

      Options issued under the Stock Option Plans prior to May 4, 2005 generally vest over four years and are exercisable for ten years from the grant date. The Company's 2001 Stock Option Plan became effective November 1, 2001 and replaced the 1991 Restated Stock Option Plan that expired on January 31, 2002. As of November 1, 2001 there were no options for shares of Common Stock available for future grant under the 1991 Restated Stock Option Plan. The Amended and Restated 2001 Stock Option Plan terminates on October 31, 2011. Stockholders have authorized the issuance of up to 20,889,000 shares under these plans and at June 30, 2005 and 2004 there were 1,550,000 and 680,000 shares available for future grants, respectively.

     On May 4, 2005, the Board of Concurrent, upon recommendation of the Board's Compensation and Audit Committees, approved the accelerated vesting of certain unvested and "out-of-the-money" options held by current employees and officers (the "Acceleration"). The Board did not accelerate vesting of any options held by the Chief Executive Officer or any directors. The accelerated options had been granted under the Company's 1991 Restated Stock Option Plan and the Company's Amended and Restated 2001 Stock Option Plan (collectively, the "Plans"). As a result of the Acceleration, the affected unvested options are those which had exercise prices of greater than $2.10 per share. The closing sales price of the Company's common stock on the NASDAQ National market on May 4, 2005, the effective date of the Acceleration, was $1.68. Pursuant to the Acceleration, options granted under the Plans to purchase approximately 1.3 million shares of the Company's common stock that would otherwise have vested at various times within the next four years became fully vested. The options have a range of exercise prices of $2.12 to $14.85. As a result of the Board's decision to approve the Acceleration, each agreement for options subject to the Acceleration is deemed to be amended to reflect the Acceleration as of the effective date, but all other terms and conditions of each such option agreement remain in full force and effect. This acceleration of vesting period was considered a modification of the stock option award that impacted 217 employees and resulted in the determination of any compensation expense to be recorded on the modification date. As the intrinsic value at the date of modification was $0, Concurrent recorded no compensation expense for this modification.

     On June 22, 2005, the Compensation Committee of the Board of Concurrent Computer Corporation granted options to purchase an aggregate of 2,065,000 shares of the Company's common stock, with an exercise price of $2.15 per share to current employees and executive officers pursuant to the Company's Amended and Restated 2001 Stock Option Plan. The options were fully vested on the date of grant, but the shares issued upon the exercise of the options may not be transferred or encumbered until certain transfer restrictions lapse. For most employees, the transfer restrictions allow 50% of the shares underlying the options to be transferable on each one year anniversary of the date of grant. For senior management, the transfer restrictions allow 25% of the shares underlying the options to be transferable on each one year anniversary of the date of grant. The options granted to senior management have a 10 year term whereas all other options granted have a 4 year term. This option grant differs from prior grants in that all employees were granted options and the restriction schedules and option terms differ for distinct groups of employees. This one-time initiative was undertaken by the Compensation Committee to provide a retention incentive to general employees and to motivate them to approach their jobs from the perspective of shareholders while providing a traditional long-term incentive to senior management.

     The decisions to initiate the Acceleration under the Plans on May 4, 2005 and to subsequently grant fully vested stock options with limits on transferability on June 22, 2005, which Concurrent believes to be in the best interest of the Company and its shareholders, were made primarily to limit compensation expense that would be expected to be recorded in future periods following the Company's adoption on July 1, 2005 of SFAS 123(R). Concurrent currently accounts for stock-based compensation using the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which Concurrent has not recognized any compensation expense for its stock option grants. SFAS 123(R) will require Concurrent to record compensation expense equal to the fair value of all equity-based compensation over the vesting period of each such award. As a result of the Board's decisions discussed above, Concurrent expects to reduce its aggregate compensation expense by a total of approximately $6.8 million, net of taxes over the next four years (the vesting period for the accelerated options). Refer to Note 2 where this $6.8 million is included in the $8.5 million of pro forma fiscal year 2005 stock-based employee compensation expense used to calculate pro forma net loss and earnings per share in accordance with SFAS 148. This estimate is subject to change and is based on approximated fair value calculations using the Black-Scholes methodology. Concurrent has disclosed the pro forma effect of this compensation expense in Note 2 to the financial statements, as permitted under the transition guidance provided by the FASB.

                         CONCURRENT COMPUTER CORPORATION

     Changes in options outstanding under the plan during the years ended June 30, 2005, 2004, and 2003 are as follows:

                                           2005                    2004                    2003
                                  -----------------------  ----------------------  ---------------------
                                                WEIGHTED                WEIGHTED                WEIGHTED
                                                 AVERAGE                 AVERAGE                 AVERAGE
                                                EXERCISE                EXERCISE                EXERCISE
                                     SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                  ------------  ---------  -----------  ---------  -----------  ---------
Outstanding at beginning of year    5,111,262   $    6.98   5,842,348   $    6.92   5,803,144   $    7.11
Granted                             3,313,178   $    2.03     755,950   $    3.83     530,815   $    2.22
Exercised                            (115,980)  $    0.51    (505,706)  $    2.34    (225,228)  $    2.44
Forfeited                          (1,431,398)  $    7.10    (981,330)  $    6.61    (266,383)  $    5.33
                                  ------------             -----------             -----------
Outstanding at year end             6,877,062   $    4.68   5,111,262   $    6.98   5,842,348   $    6.92
                                  ============             ===========              ==========

Options exercisable at year end     6,183,062               3,554,531               3,834,886
                                  ============             ===========              ==========
Weighted average fair value of
  options granted during
  the year                        $      1.55              $     3.22              $     1.87
                                  ============             ===========              ==========

     The weighted-average assumptions used for the years ended June 30, 2005, 2004 and 2003 were: expected dividend yield of 0.0% for all periods; risk-free interest rate of 3.8%, 3.4% and 3.0%, respectively; expected life of 4 to 6 years for all periods; and an expected volatility of 87.3%, 110.0%, and 111.4%, respectively.

                         CONCURRENT COMPUTER CORPORATION

The following table summarizes information about stock options outstanding and exercisable at June 30, 2005:

                          OUTSTANDING OPTIONS         OPTIONS EXERCISABLE
                 ----------------------------------  ---------------------
                  WEIGHTED
                   AVERAGE                 WEIGHTED               WEIGHTED
RANGE OF          REMAINING                AVERAGE                AVERAGE
EXERCISE         CONTRACTUAL  AT JUNE 30,  EXERCISE  AT JUNE 30,  EXERCISE
PRICES              LIFE         2005       PRICE       2005       PRICE
---------------------------------------------------  ---------------------

$ 0.37 - $ 0.99         2.74       38,924      0.37       38,924      0.37
$ 1.00 - $ 1.99         8.50      896,772      1.61      202,772      1.84
$ 2.00 - $ 2.99         6.28    3,484,227      2.18    3,484,227      2.18
$ 3.00 - $ 3.99         8.00      110,325      3.08      110,325      3.08
$ 4.00 - $ 4.99         8.38      302,400      4.61      302,400      4.61
$ 5.00 - $ 5.99         3.78      192,750      5.05      192,750      5.05
$ 6.00 - $ 6.99         6.65      334,000      6.82      334,000      6.82
$ 7.00 - $ 7.99         5.57      116,000      7.00      116,000      7.00
$ 8.00 - $ 8.99         4.17       68,664      8.01       68,664      8.01
$ 9.00 - $ 9.99         6.07        2,000      9.26        2,000      9.26
$10.00 - $10.99         4.53       62,500     10.13       62,500     10.13
$11.00 - $11.99         6.07      369,500     11.06      369,500     11.06
$12.00 - $12.99         5.25      707,000     12.35      707,000     12.35
$13.00 - $13.99         4.65       20,000     13.75       20,000     13.75
$14.00 - $14.99         6.41       32,000     14.10       32,000     14.10
$17.00 - $17.99         5.19       25,000     17.83       25,000     17.83
$18.00 - $18.99         4.95      105,000     18.53      105,000     18.53
$19.00 - $19.99         4.70       10,000     19.63       10,000     19.63
                              -----------            -----------
                        6.42    6,877,062      4.68    6,183,062      5.03
                              ==========            ===========

14.  ISSUANCE AND ACCRUAL OF NON-CASH WARRANTS

     Comcast Cable Communications Inc. Warrants

     On March 29, 2001, Concurrent entered into a definitive purchase agreement with Comcast Cable, providing for the purchase of on-demand products. As part of that agreement Concurrent agreed to issue warrants to purchase shares of its common stock based upon the volume of purchases of Concurrent's products.

     Through March 31, 2004, the expiration date of the agreement, Comcast earned a total of 168,543 warrants, which have all been issued and expire at various dates through June 4, 2008. These warrants are exercisable over a four year term and have exercise prices between $2.62 and $15.02. All of these warrants were outstanding as of June 30, 2005.

     Concurrent recognized the value of the warrants over the term of the agreement as Comcast purchased additional on-demand servers from Concurrent and made the service available to its customers. As this agreement expired during fiscal 2004, Concurrent did not recognize any increase in, or reduction to, revenue during the twelve months ended June 30, 2005. For fiscal years 2004 and 2003, Concurrent recognized $202,000 and $62,000, respectively, as a reduction in revenue for the warrants that were earned during those respective periods.

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

     Scientific  Atlanta,  Inc.  Warrants

     In accordance with a five year definitive agreement with Scientific Atlanta, Inc. ("SAI") executed in August of 1998, Concurrent agreed to issue warrants to SAI upon achievement of pre-determined revenue targets. Concurrent accrued for this cost as a part of cost of sales at the time of recognition of applicable revenue. Concurrent issued warrants to purchase 261,164 of its common stock to SAI upon reaching the first $30 million threshold on April 1, 2002, exercisable at $7.106 per share over a four-year term, all of which are still outstanding as of June 30, 2005. These warrants expire on April 1, 2006.

     The five year definitive agreement with SAI expired on August 17, 2003, and at that time Concurrent had not reached the second $30 million threshold of revenue using the SAI platform. As a result, Concurrent was not obligated to issue warrants under the agreement regarding the second $30 million threshold, and accordingly, reversed $1.3 million of expense in the twelve months ended June 30, 2004, which had been previously accrued in anticipation of reaching the next $30 million threshold. This reversal was recorded in on-demand product cost of sales.

15.  TERM LOAN AND REVOLVING CREDIT FACILITY

     On December 23, 2004, Concurrent executed a Loan and Security Agreement ("Credit Agreement") with Silicon Valley Bank ("SVB"). The Credit Agreement provides for a two year maximum of $10,000,000 revolving credit line ("Revolver") and a three year $3,000,000 term loan ("Term Loan") and is secured by substantially all of the assets of Concurrent. Based on the borrowing formula and Concurrent's financial position as of June 30, 2005, $5.3 million would have been available to Concurrent under the Revolver. The Revolver and the Term Loan expire on December 23, 2006, and December 23, 2007, respectively. Both agreements can be terminated earlier upon a default, as defined in the Credit Agreement. As of June 30, 2005, Concurrent had no amounts drawn under the Revolver and the balance of the Term Loan was as follows:

                                 JUNE 30,
                                   2005
                                ---------
     Term note                  $   2,537
     Less current portion             954
                                ---------
       Total long-term debt     $   1,583
                                =========

     Interest on all outstanding amounts under the Revolver is payable monthly at the prime rate (6.00% at June 30, 2005) plus 0.50% per annum, and interest on all outstanding amounts under the Term Loan is payable monthly at a rate of 8.0% per annum. The Term Loan is repayable in 36 equal monthly principal and interest installments of $94,000 and the outstanding principal of the Revolver is due on December 23, 2006, unless the Revolver is terminated earlier in accordance with its terms.

     In addition, the Credit Agreement contains certain financial covenants, including required minimum quick ratio and a minimum tangible net worth, and customary restrictive covenants concerning Concurrent's operations. Concurrent was in compliance with these covenants during all periods for which the debt was outstanding.

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

17.  CONCENTRATION OF RISK

     Intercompany transfers between geographic areas are accounted for at prices similar to those available to comparable unaffiliated customers. Sales to unaffiliated customers outside the U.S., including U.S. export sales, were $25,787,000, $14,443,000 and $18,672,000 for the years ended June 30, 2005, 2004 and 2003, respectively, which amounts represented 33%, 18% and 25% of total sales for the respective fiscal years.

     Sales to the U.S. government, prime contractors and agencies of the U.S. government amounted to approximately $19,940,000, $14,186,000 and $18,183,000 for the years ended June 30, 2005, 2004 and 2003, respectively, which amounts represented 25%, 18% and 24% of total sales for the respective fiscal years.

     Sales to two commercial customers amounted to $13,939,000 or 18% of total sales, and $10,820,000 or 14% of total sales, respectively, for the year ended June 30, 2005. Sales to three commercial customers amounted to $25,219,000 or 32% of total sales, $10,283,000 or 13% of total sales, and $8,231,000 or 10% of total sales, respectively, for the year ended June 30, 2004. Sales to three commercial customers amounted to $12,368,000 or 16% of total sales, $12,312,000 or 16% of total sales, and $7,615,000 or 10% of total sales, respectively, for the year ended June 30, 2003. There were no other customers during fiscal years 2005, 2004 or 2003 representing more than 10% of total revenues.

     Concurrent assesses credit risk through ongoing credit evaluations of customers' financial condition and collateral is generally not required. There were two customers that accounted for $3,219,000 or 19% of trade receivables and $1,974,054 or 12% of trade receivables, at June 30, 2005. There were two customers that accounted for $2,715,000 or 26% of trade receivables and $1,089,000 or 10% of trade receivables, at June 30, 2004.

     Concurrent sometimes purchases product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms. For the year ended June 30, 2005, purchases from 3 suppliers were in excess of 10% of Concurrent's total purchases. These three suppliers accounted for 24.6%, 24.5% and 10.4% of Concurrent's purchases during fiscal 2005. Also, for the year ended June 30, 2004, purchases from 3 suppliers were in excess of 10% of Concurrent's total purchases. These three suppliers accounted for 30.1%, 24.7% and 17.6% of Concurrent's purchases during fiscal 2004.

                         CONCURRENT COMPUTER CORPORATION

18.  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of quarterly financial results for the years ended June 30, 2005 and 2004:

                                                          THREE MONTHS ENDED
                                     ------------------------------------------------------------
                                      SEPTEMBER 30,   DECEMBER 31,     MARCH 31,      JUNE 30,
                                         2004           2004             2005           2005
                                     ------------  --------------  --------------  --------------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2005

Net sales                            $    17,330   $ 20,024        $      19,849   $  21,482
Gross margin                         $     7,139   $  9,896        $      10,970   $  10,771
Operating loss                       $    (5,024)  $ (1,138)       $        (173)  $  (1,122)
Net loss                             $    (5,021)  $ (1,447)  (1)  $        (177)  $  (1,084) (2)
Net income (loss) per share-basic    $     (0.08)  $  (0.02)  (1)  $           -   $   (0.02) (2)
Net income (loss) per share-diluted  $     (0.08)  $  (0.02)  (1)  $           -   $   (0.02) (2)

                                                          THREE MONTHS ENDED
                                     --------------------------------------------------------------
                                        SEPTEMBER 30,  DECEMBER 31,      MARCH 31,       JUNE 30,
                                           2003           2003            2004            2004
                                      ------------  -------------  ----------------  --------------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2004

Net sales                             $18,902       $ 22,626       $    23,611       $  14,096
Gross margin                          $10,950       $ 11,419       $    10,896       $   5,457
Operating income (loss)               $    33       $    110       $    (1,110)      $  (7,573) (6)
Net income (loss)                     $   612  (3)  $  1,213  (4)  $       (63) (5)  $  (7,487) (6)
Net income (loss) per share-basic     $  0.01  (3)  $   0.02  (4)  $         -  (5)  $   (0.12) (6)
Net income (loss) per share-diluted   $  0.01  (3)  $   0.02  (4)  $         -  (5)  $   (0.12) (6)

(1) The net income for the quarter ended December 31, 2004 includes an impairment charge for the Everstream investment of $0.4 million, partially offset by a partial recovery of the previously recognized impairment charge for the Thirdspace investment of $0.1 million.
(2) The net income for the quarter end June 30, 2005 includes a reversal of tax contingency reserves of $0.3 million that Concurrent determined were no longer required and were reversed as an income tax benefit
(3) The net income for the quarter ended September 30, 2003 includes a partial recovery of the previously recognized impairment charge for the Thirdspace investment of $1.1 million.
(4) The net income for the quarter ended December 31, 2003 includes a partial recovery of the previously recognized impairment charge for the Thirdspace investment of $1.7 million.
(5) The net loss for the quarter ended March 31, 2004 includes a partial recovery of the previously recognized impairment charge for the Thirdspace investment of $0.3 million.
(6) The operating loss and the net loss for the quarter ended June 30, 2004, includes a gain on liquidation of a foreign subsidiary of $0.1 million, net of related expenses.

19.  COMMITMENTS AND CONTINGENCIES

     Concurrent leases certain sales and service offices, warehousing, and equipment under various operating leases. The leases expire at various dates through 2010 and generally provide for the payment of taxes, insurance and maintenance costs. Additionally, certain leases contain escalation clauses that provide for increased rents

                         CONCURRENT COMPUTER CORPORATION
resulting from the pass through of increases in operating costs, property taxes and consumer price indexes.

     At June 30, 2005, future minimum lease payments for the years ending June 30 are as follows (dollars in thousands):

     2006                 $1,459
     2007                    896
     2008                    398
     2009                     92
     2010                      1
     2011 and thereafter       -
                          ------
                          $2,846
                          ======

     Rent expense under all operating leases amounted to $4,006,000, $3,851,000 and $3,825,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

     Concurrent, from time to time, is involved in litigation incidental to the conduct of its business. Concurrent believes that such pending litigation will not have a material adverse effect on Concurrent's results of operations or financial condition.

     Concurrent has entered into an agreement with a vendor in which the vendor will perform nonrecurring customization services. Concurrent may be obligated to pay as much as $750,000 for the completion of these services. As of June 30, 2005, Concurrent had made payments to this vendor totaling $175,000. This amount is recorded in the line item "Prepaid expenses and other current assets" at June 30, 2005. This asset will be amortized over the estimated life of the new product and amortization will begin when the product is ready for release to customers.

     Pursuant to the terms of the employment agreements with the executive officers of Concurrent, employment may be terminated by either Concurrent or the respective executive officer at any time. In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end. In the event an agreement is terminated directly by Concurrent without cause or in certain circumstances constructively by Concurrent, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect. At June 30, 2005, the maximum contingent liability under these agreements is approximately $1.8 million. Concurrent's employment agreements with certain of its officers contain certain offset provisions, as defined in their respective agreements.

20.  NEW  ACCOUNTING  PRONOUNCEMENTS

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an Amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period expenses. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based upon the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement is not expected to have a material impact on Concurrent's financial position or results of operations.

     In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods and services by issuing its shares, share options, or other equity instruments or by incurring liabilities to an employee or other supplier (a) in amounts based, at least in part, on the price of the entity's shares or other equity instruments or (b) that require settlement by the issuing entity's equity shares or other equity instruments. SFAS 123(R) requires that the cost resulting from all share-based payment

                         CONCURRENT COMPUTER CORPORATION
transactions be recognized in the financial statements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. SFAS 123(R) will be effective for annual periods beginning after June 15, 2005. Concurrent anticipates the expected additional compensation expense resulting from adoption of SFAS 123(R) to be $180,000 for fiscal year 2006, based on unvested options as of June 30, 2005.

     In December 2004, the FASB issued FASB Staff Position ("FSP") 109-1, "Application of FASB Statement No. 109" ("FSP 109-1"), and "Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities provided by the American Jobs Creation Act of 2004" (the "Jobs Act"). FSP 109-1 requires that the generation deduction be accounted for as a special tax deduction rather than as a tax rate reduction. Concurrent is currently assessing the Jobs Act and this pronouncement, as well as the related regulatory treatment, but currently does not expect a material impact on Concurrent's consolidated financial statements.

     In December 2004, the FASB issued FSP No.109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP109-2"). FSP 109-2 provides guidance under SFAS 109 with respect to recording the potential impact of the repatriation provisions of the Jobs Act on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Concurrent has not yet completed its evaluation of the impact of the repatriation provisions of the Jobs Act. Accordingly, as provided for in FSP 109-2, Concurrent has not adjusted its income tax provision or deferred tax liabilities to reflect the repatriation provisions of the Jobs Act.

     In  December  2004,  the  FASB  issued  SFAS 153, "Exchange of Non-monetary
Assets" ("SFAS" 153"). SFAS 153 addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions" ("APB 29"), is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on Concurrent's consolidated financial statements.

     In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections - A replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). The FASB issued SFAS 154 to provide guidance on the accounting for and reporting of error corrections. Unless otherwise impracticable, it establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application is impracticable and for reporting an accounting change when retrospective application is impracticable. Furthermore, this statement addresses the reporting of a correction of an error in previously issued financial statements by restating previously issued financial statements. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material impact on Concurrent's consolidated financial statements.

21.  SUBSEQUENT EVENT

     On August 19, 2005, Concurrent entered into a definitive agreement to acquire Everstream. Everstream is a leader in business intelligence software currently focused on the cable industry. Everstream is valued at approximately $15 million and Concurrent currently owns the equivalent of $500,000 of Everstream stock. The acquisition will be paid in Concurrent common stock. The closing of this transaction is expected to occur in Concurrent's second quarter of fiscal 2006. At June 30, 2005, Concurrent had a 4.9% ownership interest in Everstream. See Note 3 for additional information related to Concurrent's investment in Everstream.

                                                                             Schedule II

                             CONCURRENT COMPUTER CORPORATION

                            VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                                 (DOLLARS IN THOUSANDS)


                                                    CHARGED
                                    BALANCE AT      TO COSTS                 BALANCE AT
                                     BEGINNING        AND        DEDUCTIONS    END OF
          DESCRIPTION                 OF YEAR       EXPENSES        (a)         YEAR
                                    -----------  ------------  ------------  -----------
Reserves and allowances deducted
from asset accounts:

2005
----
Reserve for inventory obsolescence
  and shrinkage                     $     2,956  $        11   $    (1,006)  $     1,961
Allowance for doubtful accounts             200            -             -           200
Warranty accrual                          1,122          392          (812)          702

2004
----
Reserve for inventory obsolescence
  and shrinkage                     $     3,004  $       924   $      (972)  $     2,956
Allowance for doubtful accounts             868         (601)          (67)          200
Warranty accrual                          2,131          668        (1,677)        1,122

2003
----
Reserve for inventory obsolescence
  and shrinkage                     $     3,276  $       317   $      (589)  $     3,004
Allowance for doubtful accounts             965           28          (125)          868
Warranty accrual                          2,272          267          (408)        2,131

(a) Charges and adjustments to the reserve accounts for write-offs and credits issued during the year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CONCURRENT COMPUTER CORPORATION

                                   By:  /s/ T. Gary Trimm
                                      ---------------------------------------
                                        T. Gary Trimm
                                        President and Chief Executive Officer

Date: September 2, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities indicated on September 2, 2005.



NAME                       TITLE
----                       -----


/s/ Steve G. Nussrallah    Chairman of the Board and Director
-------------------------
Steve G. Nussrallah

                           President, Chief Executive Officer and Director
/s/ T. Gary Trimm          (Principal Executive Officer)
-------------------------
T. Gary Trimm

                           Chief Financial Officer
/s/ Gregory S. Wilson      (Principal Financial and Accounting Officer)
-------------------------
Gregory S. Wilson


/s/ Alex B. Best           Director
-------------------------
Alex B. Best


/s/ Charles Blackmon       Director
-------------------------
Charles Blackmon


/s/ Michael A. Brunner     Director
-------------------------
Michael A. Brunner


/s/ C. Shelton James       Director
-------------------------
C. Shelton James

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

4.9 --Warrant to purchase 14,355 shares of common stock of the Registrant dated March 22, 2004 issued to Comcast Concurrent Holdings, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

4.10 --Warrant to purchase 5,261 shares of common stock of the Registrant dated March 22, 2004 issued to Comcast Concurrent Holdings, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

4.11 --Warrant to purchase 27,332 shares of common stock of the Registrant dated March 22, 2004 issued to Comcast Concurrent Holdings, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

4.12 --Warrant to purchase 6 shares of common stock of the Registrant dated March 22, 2004 issued to Comcast Concurrent Holdings, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

4.13 --Warrant to purchase 63,145 shares of common stock of the Registrant dated June 4, 2004 issued to Comcast Concurrent Holdings, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

4.14 --Warrant to purchase 50,000 shares of common stock of the Registrant dated June 4, 2004 issued to Comcast Concurrent Holdings, Inc. (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.1 --Loan and Security Agreement (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 4, 2005).

10.2 --Schedule of Officers who have entered into the Form Indemnification Agreement (incorporated by reference to the Registrant's Quarterly report on Form 10-Q for the quarter ended December 31, 2004).

10.3 --1991 Restated Stock Option Plan (as amended as of October 26, 2000) (incorporated by reference Exhibit A to the Registrant's Proxy Statement dated September 18, 2000).

10.4 --Richard Rifenburgh Non-Qualified Stock Option Plan and Agreement (incorporated by reference to the Registrant's Registration Statement on Form S-8 (No. 333-82686)).

10.5 --Concurrent Computer Corporation 2001 Stock Option Plan (incorporated by reference to Annex II to the Registrant's Proxy Statement dated September 19, 2001).

10.6 --Concurrent Computer Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to the Registrant's
          Registration  Statement  on  Form  S-8  (No.  333-125974)).

10.7 --Form of Option agreement with transfer restrictions (incorporated by reference to the Registrant's Current Report on Form 8-K dated June 24, 2005).

10.8 --Form of Incentive Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-45871)).

10.9 --Form of Non-Qualified Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

10.10 --Summary of Performance Grants (incorporated by reference to the Registrant's Current Report on Form 8-K filed March 3, 2005).

10.11 --Amended and Restated Employment Agreement dated as of November 15, 1999 between the Registrant and Steve G. Nussrallah (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

10.12 --Employment Agreement dated as of February 1, 2005 between the Registrant and Greg Wilson (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 4, 2005).

10.13 --Protective Agreement dated as of February 1, 2005 between the Registrant and Greg Wilson (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed on February 4, 2005).

10.14 --Employment Agreement dated as of November 26, 2001 between the Registrant and Kirk Somers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.15 --Employment Agreement dated as of June 24, 2004 between the Registrant and T. Gary Trimm (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.16     --Employment  Agreement  dated  as  of  June  24,  2004  between  the
          Registrant and Warren Neuburger (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.17 --Video-on-demand Purchase Agreement, dated March 29, 2001, by and between Concurrent ComputerCorporation and Comcast Cable Communications of Pennsylvania, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).

10.18 -- Entry into a Material Definitive Agreement between the Registrant and Stream Acquisitions, Inc. to acquire Everstream Holdings, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 25, 2005).

10.19 -- Amendment of Material Definitive Agreement between the Registrant and Stream Acquisitions, Inc. to acquire Everstream Holdings, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 31, 2005).

14.1 --Code of Ethics for Senior Executives & Financial Officers (incorporated by reference to the Registrant's Proxy for the fiscal year ended June 30, 2003).

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