Form 10-Q
period 2005-09-30
CONCURRENT COMPUTER CORP/DE
filed 2005-11-07
CIK 749038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 --------------


                                    FORM 10-Q

     (Mark One)

          X     Quarterly Report Pursuant to Section 13 or 15(d) of
         ---           the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes  X      No
                                     ---        ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-7 of the Exchange Act).
                                 Yes         No  X
                                     ---        ---

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of October 28, 2005 was 66,667,068. (This amount does not include 5,411,461 shares remaining to be issued to former Everstream shareholders as a result of the Registrant's acquisition of Everstream on October 11, 2005.)

                         CONCURRENT COMPUTER CORPORATION
                                    FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
                         PART I - FINANCIAL INFORMATION
                         ------------------------------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                          2
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                               14
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          20
ITEM 4.  CONTROLS AND PROCEDURES                                             20
                          PART II - OTHER INFORMATION
                          ---------------------------
ITEM 1.  LEGAL PROCEEDINGS                                                   21
ITEM 6.  EXHIBITS                                                            21
           EX-31.1 SECTION 302 CERTIFICATION OF CEO
           EX-31.2 SECTION 302 CERTIFICATION OF CFO
           EX-32.1 SECTION 906 CERTIFICATION OF CEO
           EX-32.2 SECTION 906 CERTIFICATION OF CFO

PART I    FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  CONCURRENT COMPUTER CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                      (DOLLARS IN THOUSANDS)



                                                                SEPTEMBER 30,      JUNE 30,
                                                                    2005             2005
                                                               ---------------  ---------------
                                  ASSETS
Current assets:
  Cash and cash equivalents                                    $       17,435   $       19,880
  Accounts receivable, less allowance for doubtful accounts
      of $194 at September 30, 2005 and $200 at June 30, 2005          14,422           16,577
  Inventories - net                                                     5,436            5,071
  Deferred tax asset - net                                                230              226
  Prepaid expenses and other current assets                             1,946              858
                                                               ---------------  ---------------
      Total current assets                                             39,469           42,612

Property, plant and equipment - net                                     7,471            8,319
Purchased developed computer software - net                               776              823
Goodwill                                                               10,744           10,744
Investment in minority owned company                                      140              140
Other long-term assets - net                                            1,193            1,339
                                                               ---------------  ---------------
      Total assets                                             $       59,793   $       63,977
                                                               ===============  ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                        $       10,501   $       12,055
  Notes payable to bank, current portion                                  973              954
  Deferred revenue                                                      6,593            6,692
                                                               ---------------  ---------------
    Total current liabilities                                          18,067           19,701

Long-term liabilities:
    Deferred revenue                                                    2,059            2,349
    Notes payable to bank, less current portion                         1,333            1,583
    Pension liability                                                   1,739            1,705
    Other                                                                 299              286
                                                               ---------------  ---------------
        Total liabilities                                              23,497           25,624

Commitments and contingencies (Note 12)

Stockholders' equity:
  Common stock                                                            628              637
  Capital in excess of par value                                      174,370          175,769
  Accumulated deficit                                                (138,638)        (136,455)
  Unearned compensation                                                     -           (1,562)
  Accumulated other comprehensive loss                                    (64)             (36)
                                                               ---------------  ---------------
      Total stockholders' equity                                       36,296           38,353
                                                               ---------------  ---------------

Total liabilities and stockholders' equity                     $       59,793   $       63,977
                                                               ===============  ===============


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CONCURRENT COMPUTER CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         2005          2004
                                                     ------------  ------------
Revenues:
  Product                                            $    10,943   $    11,587
  Service                                                  5,264         5,743
                                                     ------------  ------------
      Total revenues                                      16,207        17,330

Cost of sales:
  Product                                                  5,368         6,667
  Service                                                  2,745         3,524
                                                     ------------  ------------
      Total cost of sales                                  8,113        10,191
                                                     ------------  ------------

Gross margin                                               8,094         7,139

Operating expenses:
  Sales and marketing                                      4,128         4,477
  Research and development                                 4,338         5,180
  General and administrative                               2,523         2,506
                                                     ------------  ------------
      Total operating expenses                            10,989        12,163
                                                     ------------  ------------

Operating loss                                            (2,895)       (5,024)

Interest income                                              114            94
Interest expense                                             (62)           (2)
Other income (expense)                                       707           (35)
                                                     ------------  ------------

Loss before income taxes                                  (2,136)       (4,967)

Provision for income taxes                                    47            54
                                                     ------------  ------------

Net loss                                             $    (2,183)  $    (5,021)
                                                     ============  ============

Net loss per share
      Basic                                          $     (0.03)  $     (0.08)
                                                     ============  ============
      Diluted                                        $     (0.03)  $     (0.08)
                                                     ============  ============
      Weighted average shares outstanding - basic         62,770        62,852
                                                     ============  ============
      Weighted average shares outstanding - diluted       62,770        62,852
                                                     ============  ============


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                          CONCURRENT COMPUTER CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN THOUSANDS)


                                                           THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           2005          2004
                                                       ------------  ------------
OPERATING ACTIVITIES
Net loss                                               $    (2,183)  $    (5,021)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                              1,112         1,421
  Share-based compensation                                     153            16
  Other non-cash expenses                                        5           (19)
  Changes in operating assets and liabilities:
    Accounts receivable                                      2,155        (1,229)
    Inventories                                               (374)        2,249
    Prepaid expenses and other current assets               (1,088)       (1,052)
    Other long-term assets                                     148            97
    Accounts payable and accrued expenses                   (1,554)       (1,065)
    Deferred revenue                                          (389)       (4,192)
    Other long-term liabilities                                 47            83
                                                       ------------  ------------
  Total adjustments to net loss                                215        (3,691)
                                                       ------------  ------------
Net cash used in operating activities                       (1,968)       (8,712)

INVESTING ACTIVITIES
  Capital expenditures                                        (238)         (650)
                                                       --------------------------
Net cash used in investing activities                         (238)         (650)

FINANCING ACTIVITIES
  Repayment of note payable to bank                           (231)            -
  Repayment of capital lease obligation                          -           (24)
  Proceeds from sale of treasury stock                           -            28
  Proceeds from sale and issuance of common stock                1            38
                                                       ------------  ------------
Net cash provided by (used in) financing activities           (230)           42

Effect of exchange rates on cash and cash equivalents           (9)          171
                                                       ------------  ------------

Decrease in cash and cash equivalents                       (2,445)       (9,149)
Cash and cash equivalents at beginning of period            19,880        27,928
                                                       ------------  ------------
Cash and cash equivalents at end of period             $    17,435   $    18,779
                                                       ============  ============

Cash paid during the period for:
  Interest                                             $        52   $         2
                                                       ============  ============
  Income taxes (net of refunds)                        $        20   $       134
                                                       ============  ============


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                         CONCURRENT COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   OVERVIEW OF BUSINESS AND BASIS OF PRESENTATION

     Concurrent Computer Corporation ("Concurrent") is a leading supplier of high-performance computer systems, software, and services. The computer systems and software fall under two product lines: on-demand and real-time.

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

     The condensed, consolidated interim financial statements of Concurrent are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of Concurrent's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended June 30, 2005. There have been no changes to Concurrent's Significant Accounting Policies as disclosed in Note 2 of the consolidated financial statements in Concurrent's Annual Report on Form 10-K for the year ended June 30, 2005. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

     Recently Issued Accounting Pronouncements

     On August 31, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 123(R)-1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement ("SFAS") No. 123(R)." This FSP was issued to defer at this time the requirement of SFAS 123(R), "Share-Based Payment", that a freestanding financial instrument originally subject to SFAS 123(R) becomes subject to the recognition and measurement requirements of other applicable generally accepted accounting principles (GAAP) when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The guidance in this FSP supersedes FSP EITF 00-19-1, "Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation," and amends paragraph 11(b) of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 133 Implementation Issue No. C3, "Scope Exceptions:
Exception Related to Share-Based Payment Arrangements." The guidance in this FSP was applied upon initial adoption of SFAS 123(R) on July 1, 2005. The adoption of this FSP did not have a material impact on Concurrent's consolidated financial statements.

2.   REVENUE  RECOGNITION  AND  RELATED  MATTERS

     Concurrent recognizes revenue when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable.

     Software  and  Hardware  Sales
     ------------------------------

     On-demand and real-time product revenues are recognized based on the guidance in American Institute of Certified Public Accounts Statement of Position ("SOP") 97-2, "Software Revenue Recognition" ("SOP 97-2") and related amendments, SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". Concurrent's standard contractual arrangements with its customers generally include the delivery of a hardware and software system, certain professional services that typically involve installation and training, and ongoing software and hardware maintenance. The software component of the arrangement is considered to be essential to the functionality of the hardware. Therefore, in accordance with Emerging Issues Task Force No. 03-5, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software", the hardware and the hardware maintenance components are considered software related and the provisions of SOP 97-2 apply to all elements of the arrangement. Under multiple element arrangements, Concurrent allocates revenue to the various elements based on vendor-specific objective evidence ("VSOE") of fair value. Concurrent's VSOE of fair value is determined based on the price charged when the same element is sold separately. If VSOE of fair value does not exist for all elements in a multiple element arrangement, Concurrent recognizes revenue using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue.

     Professional  Services
     ----------------------

     Professional services revenue is primarily generated from integration of third party software interfaces, training, and hardware installation. These services are typically completed within 90 days from the receipt of the order. Under multiple element arrangements, Concurrent allocates revenue to the various elements based on VSOE of fair value. Concurrent determines VSOE of fair value for the services based on the standard rate per hour or fixed fee used when similar services are sold separately. Revenues from these services are recognized when the services are performed.

     In certain instances, Concurrent's customers require significant customization of both the software and hardware products. In these situations, the services are considered essential to the functionality of the software and, therefore, the revenue from the arrangement, with the exception of maintenance, is recognized in conformity with Accounting Research Bulletin ("ARB") No. 45, "Long Term Construction Type Contracts" and SOP 81-1, "Accounting for
Performance of Construction-Type and Certain Production-Type Contracts". Concurrent records the value of the entire arrangement (excluding maintenance) as the project progresses based on actual costs incurred compared to the total costs expected to be incurred through completion.

     Hardware  and  Software  Maintenance
     ------------------------------------

     Concurrent recognizes revenue from maintenance services in accordance with SOP 97-2. Depending upon the specific terms of the customer agreement, Concurrent may include warranty as part of the purchase price. In accordance with SOP 97-2 and, depending upon the specific terms of the customer agreement, Concurrent either accrues the estimated costs to be incurred in performing maintenance services at the time of revenue recognition and shipment of product, or Concurrent defers revenue associated with the maintenance services to be provided during the warranty period based upon the value for which Concurrent has sold such services separately when they are renewed by existing customers. For those arrangements in which the warranty period is less than or equal to one year, Concurrent accrues the estimated costs to be incurred in providing services. In accordance with paragraph 59 of SOP 97-2, Concurrent has determined that the warranty fee is part of the initial license fee, the warranty period is for one year or less, the estimated cost of providing the services are immaterial, and upgrades and enhancements offered during maintenance arrangements historically have been and are expected to continue to be minimal and infrequent. Actual costs are then charged against the warranty accrual as they are incurred. For those arrangements in which the warranty period is greater than one year, Concurrent defers revenue based upon the value for which Concurrent has sold such services separately. This revenue is then recognized on a straight line basis over the warranty period.

3.   BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed in accordance with SFAS No. 128, "Earnings Per Share" by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive. Common share equivalents of 8,194,000 and 5,851,000 for the three month periods ended September 30, 2005 and 2004, respectively, were excluded from the calculation as their effect was antidilutive. The following table presents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                  2005          2004
                                                              ------------  ------------
     Basic and diluted earnings per share (EPS) calculation:
         Net loss                                             $    (2,183)  $    (5,021)
                                                              ============  ============

     Basic weighted average number of shares outstanding           62,770        62,852
       Effect of dilutive securities:
         Employee stock options                                         -             -
                                                              ------------  ------------
     Diluted weighted average number of shares outstanding         62,770        62,852
                                                              ============  ============
     Basic EPS                                                $     (0.03)  $     (0.08)
                                                              ============  ============
     Diluted EPS                                              $     (0.03)  $     (0.08)
                                                              ============  ============

4.   SHARE-BASED  COMPENSATION

     At September 30, 2005, Concurrent had share-based employee compensation plans which are described in Note 13 to the Annual Report on Form 10-K for the year ended June 30, 2005. Option awards are granted with an exercise price equal to the market price of Concurrent's stock at the date of grant. Effective July 1, 2005, Concurrent adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R"). SFAS 123R requires the recognition of the fair value of stock compensation in the Statement of Operations. Concurrent recognizes stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of Concurrent's stock compensation is accounted for as equity instruments. Prior to July 1, 2005, Concurrent accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.

     Concurrent has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. Unrecognized expense of awards not yet vested at the date of adoption shall be recognized in the Statement of Operations in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, "Accounting for Stock-Based Compensation," as disclosed in Concurrent's previous filings. As a result of adopting SFAS 123R, Concurrent's net loss are $51,000 lower than if Concurrent had continued to account for share-based compensation under APB 25 for the three months ended September 30, 2005.

     In accordance with SFAS 123R, Concurrent recorded $153,000 of share-based compensation in the Statement of Operations during the three months ended September 30, 2005. For the three months ended September 30, 2004, Concurrent recognized $16,000 of share-based compensation expense under APB 25 in the Statement of Operations related to the issuance of restricted stock awards.

     The following table illustrates the effect on net income and earnings per share if Concurrent had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year period (dollars in thousands, except per-share data).

                                                                                THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                       2004
                                                                               --------------------
     Net loss as reported                                                      $            (5,021)

       Add: employee share-based compensation included in reported net loss                     16
       Less: employee share-based compensation under SFAS No. 123                           (1,063)
                                                                               --------------------

       Pro forma net loss                                                      $            (6,068)
                                                                               ====================
     Net loss per share:

       Basic and diluted net loss per share - as reported                      $             (0.08)
                                                                               ====================

       Basic and diluted net loss per share - pro forma                        $             (0.10)
                                                                               ====================

     Concurrent uses the Black-Scholes valuation model to estimate the fair value of each option award on the date of grant. No stock options were granted and no restricted stock awards or other form of share-based compensation were issued during the three months ended September 30, 2005. The weighted-average grant-date fair value of the options granted under the stock option plans for the three months ended September 30, 2004 was $1.17. The weighted-average assumptions used for the three months ended September 30, 2004 were: expected dividend yield of 0.0%; risk-free interest rate of 3.6%; expected life of 6 years; and an expected volatility of 104.7%.

     The dividend yield of zero is based on the fact that Concurrent has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on historical volatility of Concurrent's common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate in effect at the time of grant. The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeitures of options by Concurrent's employees.

     Based on historical experience of option pre-vesting cancellations, Concurrent has assumed an annualized forfeiture rate of 10% for unvested options. Under the true-up provisions of SFAS 123R, Concurrent will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

     A summary of option activity under the plans as of September 30, 2005, and changes during the three months then ended is presented below:

                                                                       WEIGHTED-
                                                           WEIGHTED-    AVERAGE
                                                            AVERAGE    REMAINING   AGGREGATE
                                                           EXERCISE   CONTRACTUAL  INTRINSIC
                 OPTIONS                        SHARES      PRICE        TERM        VALUE
--------------------------------------------  ----------  ----------  -----------  ----------
Outstanding as of July 1, 2005                6,877,062   $     4.68
Granted                                               -            -
Exercised                                          (700)        1.88
Forfeited or expired                            (34,089)        5.80
                                              ----------  ----------
Outstanding as of September 30, 2005          6,842,273   $     4.67         6.19  $  598,000
                                              ==========  ==========  ===========  ==========
Vested and exercisable at September 30, 2005  6,273,773   $     4.95         5.94  $  286,000
                                              ==========  ==========  ===========  ==========

     Total compensation cost of options granted but not yet vested as of September 30, 2005 is $588,000, which is expected to be recognized over the weighted average period of 2.9 years.

     Concurrent issued 1,041,000 shares of restricted stock during fiscal year 2005. A portion of the restricted stock vests over time (four years) and a portion vests based upon performance criteria. Because a portion of this restricted stock plan is performance based, that portion was accounted for using variable accounting, requiring interim estimates of compensation expense, prior to adoption of SFAS 123R. Effective July 1, 2005, Concurrent records expense for remaining unvested performance-based restricted stock awards, based upon the grant date fair-value and an assessment of whether the performance criteria will ultimately be met. A summary of the status of Concurrent's non-vested shares as of September 30, 2005, and changes during the three months ended September 30, 2005, is presented below:

                                                   WEIGHTED-
                                                    AVERAGE
                                                   GRANT-DATE
            NON-VESTED SHARES           SHARES     FAIR-VALUE
     -------------------------------  -----------  -----------
     Non-vested at July 1, 2005          872,486   $      1.87
     Granted                                   -             -
     Vested                                    -             -
     Forfeited                           (21,594)         1.87
                                      -----------  -----------
     Nonvested at September 30, 2005     850,892   $      1.87
                                      ===========  ===========

     Total compensation cost of restricted stock awards issued, but not yet vested as of September 30, 2005 is $1,178,000, which is expected to be recognized over the weighted average period of 3.0 years.

     Unearned  Compensation

     Prior to adoption of SFAS 123R, Concurrent recorded a grant of non-vested restricted stock in capital with an offsetting contra-equity account, unearned compensation, which was amortized to expense over the vesting period. Upon adoption of SFAS 123R, any such balances of unearned compensation as of July 1, 2005 was reversed (i.e., netted against additional paid-in capital). Effective July 1, 2005, Concurrent reversed $1,562,000 of unearned compensation associated with remaining unvested restricted stock by reducing additional paid-in capital by $1,553,000 and par value of common stock by $9,000. As restrictions lapse over the vesting period, Concurrent will record share-based compensation to income (loss) from operations and additional paid-in capital.

5.   INVENTORIES

     Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method. Concurrent establishes excess and obsolete inventory reserves based upon historical and anticipated usage. The components of inventories are as follows (dollars in thousands):

                          SEPTEMBER 30,     JUNE 30,
                             2005             2005
                         --------------  --------------
     Raw materials, net  $        3,619  $        3,599
     Work-in-process              1,299             864
     Finished goods                 518             608
                         --------------  --------------
                         $        5,436  $        5,071
                         ==============  ==============

     At September 30, 2005 and June 30, 2005, some portion of Concurrent's inventory was in excess of the current requirements based upon the planned level of sales for future years. Accordingly, Concurrent had inventory valuation allowances for raw materials of $2.0 million which would reduce the value of the inventory to its estimated net realizable value at September 30, 2005 and June 30, 2005.

6.   INVESTMENTS IN AND RECEIVABLE FROM MINORITY OWNED COMPANIES

     In March 2002, Concurrent purchased a 14.4% equity ownership interest in Thirdspace Living Limited ("Thirdspace"). Concurrent invested $4.0 million in cash and the equivalent of $3.0 million in its common stock in exchange for 1,220,601 series C shares of Thirdspace. In addition to the equity investment, Concurrent also loaned Thirdspace $6.0 million in exchange for two $3 million long-term notes receivable. In fiscal year 2003, Concurrent recorded a $13.0 million net impairment charge due to an "other-than-temporary" decline in the market value of the investment in Thirdspace. In May 2003, Thirdspace sold the majority of its assets to Alcatel Telecom Ltd. As a result of the sale of these certain assets, Concurrent received proceeds in fiscal years 2004 and 2005 that were recorded as a reduction to the impairment loss in the line item "Recovery (impairment loss) of minority investment."

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

     In April 2002, Concurrent invested cash of $553,000 in Everstream Holdings, Inc. ("Everstream") in exchange for 480,770 shares of Series C Preferred stock, giving Concurrent a 4.9% ownership interest. Everstream specializes in broadband advertising systems, operations and data warehousing software and related integration services. Concurrent accounts for its investment in the Series C Preferred stock of Everstream using the cost method because Concurrent does not believe it exercises significant influence on Everstream. During fiscal year 2005, Concurrent became aware of circumstances that provide evidence of an "other than temporary" impairment of Concurrent's investment in Everstream, in accordance with EITF 03-01, "The Meaning of 'Other-Than-Temporary Impairment' and Its Application to Certain Investments". Based upon an evaluation of the investment in Everstream during this period, Concurrent recorded an impairment charge of $413,000 in the Statement of Operations, under the line item, "Recovery (impairment loss) of minority investment", and reduced its "Investment in minority owned company" to $140,000. See Note 13, "Subsequent Event", for further information about Everstream.

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The components of accounts payable and accrued expenses are as follows (in thousands):

                                             SEPTEMBER 30,    JUNE 30,
                                                2005            2005
                                           --------------  --------------
     Accounts payable, trade               $        3,946  $        4,727
     Accrued payroll, vacation, severance
       and other employee expenses                  4,164           4,143
     Warranty accrual                                 624             702
     Other accrued expenses                         1,767           2,483
                                           --------------  --------------
                                           $       10,501  $       12,055
                                           ==============  ==============

     Concurrent's estimate of warranty obligations is based on historical experience and expectation of future conditions. The changes in the warranty accrual during the three months ended September 30, 2005 were as follows (in thousands):

     Balance at June 30, 2005              $ 702
     Charged to costs and expenses            30
     Deductions                             (108)
                                           ------
     Balance at September 30, 2005         $ 624
                                           ======

8.   COMPREHENSIVE  INCOME  (LOSS)

     Concurrent's total comprehensive loss is as follows (in thousands):

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         2005          2004
                                                     ------------  ------------
     Net loss                                        $    (2,183)  $    (5,021)

     Other comprehensive income (loss)
       Foreign currency translation income (loss)            (28)          176
                                                     ------------  ------------

     Total comprehensive loss                        $    (2,211)  $    (4,845)
                                                     ============  ============

9.   CONCENTRATION OF CREDIT RISK AND GEOGRAPHIC INFORMATION

     During fiscal year 2005, Concurrent changed its management structure by consolidating the real-time and on-demand operating divisions. The divisional structure was officially consolidated under a functional organization with real-time and on-demand product lines. In accordance with SFAS 131, "Disclosure about Segments of an Enterprise and Related Information", effective July 1, 2005, Concurrent operates in two segments, products and services, as disclosed within the statements of operations.

     The following summarizes the revenues by geographic locations for the three months ended September 30, 2005 (dollars in thousands):

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                        2005         2004
                                                     -----------  -----------
     United States                                   $     9,156  $    12,746

     Asia Pacific                                          1,941        1,684

       United Kingdom                                      2,267          508
       Other European countries                            2,574        1,533
                                                     -----------  -----------
     Europe                                                4,841        2,041

     Other                                                   269          859
                                                     -----------  -----------
         Total revenue                               $    16,207  $    17,330
                                                     ===========  ===========

     The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for any one of the indicated periods:

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                        2005         2004
                                                     -----------  -----------

     Customer A                                              14%           3%
     Customer B                                              10%          19%
     Customer C                                               9%          10%
     Customer D                                               0%          22%

     Concurrent assesses credit risk through ongoing credit evaluations of customers' financial condition and collateral is generally not required. There were two customers that accounted for $2,225,000 or 15% of trade receivables and $1,434,000 or 10% of trade receivables, at September 30, 2005. There were two customers that accounted for $3,219,000 or 19% of trade receivables and $1,974,054 or 12% of trade receivables, at June 30, 2005.

     Concurrent sometimes purchases product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms. For the three months ended September 30, 2005, purchases from two suppliers were in excess of 10% of Concurrent's total purchases. These two suppliers accounted for 25% and 10% of Concurrent's purchases during the first three months of fiscal 2006. Also, for the three months ended September 30, 2004, purchases from three suppliers were in excess of 10% of Concurrent's total purchases. These three suppliers accounted for 19%, 12% and 12% of Concurrent's purchases during the first quarter of fiscal 2005.

10.  TERM LOAN AND REVOLVING CREDIT FACILITY

     On December 23, 2004, Concurrent executed a Loan and Security Agreement ("Credit Agreement") with Silicon Valley Bank ("SVB"). The Credit Agreement provides for a two year maximum of $10,000,000 revolving credit line ("Revolver") and a three year $3,000,000 term loan ("Term Loan") and is secured by substantially all of the assets of Concurrent. Based on the borrowing formula and Concurrent's financial position as of September 30, 2005, $4.1 million would have been available to Concurrent under the Revolver. The Revolver and the Term Loan expire on December 23, 2006, and December 23, 2007, respectively. Both agreements can be terminated earlier upon a default, as defined in the Credit Agreement. As of September 30, 2005, Concurrent had no amounts drawn under the Revolver and the balance of the Term Loan was as follows:

                                     SEPTEMBER 30,     JUNE 30,
                                        2005             2005
                                    --------------  --------------
     Term note                      $        2,306  $        2,537
     Less current portion                      973             954
                                    --------------  --------------
         Total long-term debt       $        1,333  $        1,583
                                    ==============  ==============

     Interest on any outstanding amounts under the Revolver would be payable monthly at the prime rate (6.75% at September 30, 2005) plus 3.25% per annum, and interest on all outstanding amounts under the Term Loan is payable monthly at a rate of 8.0% per annum. The Term Loan is repayable in 36 equal monthly principal and interest installments of $94,000 and the outstanding principal of the Revolver would be due on December 23, 2006, unless the Revolver was terminated earlier in accordance with its terms.

     In addition, the Credit Agreement contains certain financial covenants, including required financial ratios and a minimum tangible net worth, and customary restrictive covenants concerning Concurrent's operations. Concurrent was in compliance with these covenants at September 30, 2005.

11.  RETIREMENT  PLANS

     The following table provides a detail of the components of net periodic benefit cost for the three months ended September 30, 2005 and 2004 (in thousands):

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            2005          2004
                                                        ------------  ------------
Service cost                                            $         7   $         6
Interest cost                                                    47            49
Expected return on plan assets                                  (15)          (21)
Amortization of unrecognized net transition obligation            8             8
Recognized actuarial loss                                         -             1
                                                        ------------  ------------
Net periodic benefit cost                               $        47   $        43
                                                        ============  ============

     Concurrent contributed $18,000 to its German subsidiary's defined benefit plan during the three months ended September 30, 2005, and expects to make similar contributions during each of the remaining quarters of fiscal 2006. Concurrent contributed $19,000 to its German subsidiary's defined benefit plan during the three months ended September 30, 2004.

     Concurrent maintains a retirement savings plan, available to U.S. employees, which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. During the three months ended September 30, 2005 and 2004, Concurrent contributed $181,000 and $271,000 to this plan, respectively.

     Concurrent also maintains a defined contribution plan ("Stakeholder Plan") for its U.K. based employees. Concurrent has agreements with certain of its U.K. based employees to make supplementary contributions to the Stakeholder Plan over the next five years, contingent upon their continued employment with Concurrent. During the three months ended September 30, 2005 and 2004, Concurrent contributed $107,000 and $133,000 to the Stakeholder Plan, respectively.

12.  COMMITMENTS  AND  CONTINGENCIES

     Concurrent, from time to time, is involved in litigation incidental to the conduct of its business. Concurrent believes that such pending litigation will not have a material adverse effect on its results of operations or financial condition.

     Concurrent enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require Concurrent to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to Concurrent's products. From time to time, Concurrent also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Concurrent's products and services or resulting from the acts or omissions of Concurrent, its employees, authorized agents or subcontractors. For example, Concurrent was notified that certain of its customers were served with a complaint by Acacia Media Technologies, Corp. (U.S. District Court, Northern District of California) for allegedly infringing U.S. Patent Nos. 5,132,992; 5,253,275; 5,550,863; 6,002,720; and 6,144,702 by providing broadcast video and video-on-demand services to end user customers. Some of these customers have requested indemnification under their customer agreement. Concurrent continues to review its potential obligations under its indemnification agreements with these customers, in view of the claims by Acacia, and the indemnity obligations to these customers from other vendors that also provided systems and services to these customers.

13.  SUBSEQUENT  EVENT

     On October 11, 2005, Concurrent completed the acquisition of Everstream pursuant to the Agreement and Plan of Merger, dated August 19, 2005, by and among Concurrent, Stream Acquisition, Inc., Everstream, and certain selling stockholders of Everstream, as amended on August 26, 2005.

     Pursuant to the Merger Agreement, Concurrent issued 8,456,777 shares of Concurrent stock equal to approximately $14.375 million for the Everstream stock it did not already own (Concurrent's existing Everstream stock was valued in the transaction at approximately $0.5 million), determined by dividing $14.375 million by $1.70, the average trading price of Concurrent stock for the 30 calendar days ending on the third calendar day prior to closing.

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

OVERVIEW

     During the three months ended September 30, 2005, we used approximately $2.0 million in cash and cash equivalents from operations, and ended the quarter with $17.4 million in cash and cash equivalents. The use of cash from operations during the three months ended September 30, 2005 is primarily due to operating losses and changes in prepaid expenses during the quarter. We believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months. However, until our revenue increases and stabilizes, it is likely we will continue to use cash from operating activities. See further discussions in the "Liquidity and Capital Resources" section of this document.

     In recent quarters, we have seen a shift in on-demand revenue from large, new North American on-demand deployments to a mix of new international deployments, and expansions of streams, ingest, and storage with smaller, new North American on-demand deployments.

     Other trends in our business are detailed in our latest Form 10-K filed September 2, 2005.

RECENT  EVENTS

     On October 11, 2005, we completed the acquisition of Everstream. The Agreement and Plan of Merger, dated August 19, 2005, by and among Concurrent, Stream Acquisition, Inc., Everstream, and certain selling stockholders of Everstream, as amended on August 26, 2005 (the "Merger Agreement").

     Pursuant to the Merger Agreement, we issued 8,456,777 shares of our stock equal to approximately $14.375 million for the Everstream stock we did not already own (our existing Everstream stock was valued in the transaction at approximately $0.5 million), determined by dividing $14.375 million by $1.70, the average trading price of our stock for the 30 calendar days ending on the third calendar day prior to closing.

APPLICATION  OF  CRITICAL  ACCOUNTING  POLICIES

     The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of our critical accounting policies, please refer to the "Application of Critical Accounting Policies" in our most recent Form 10-K, filed on September 2, 2005.

SELECTED OPERATING DATA AS A PERCENTAGE OF TOTAL REVENUE

     The following table sets forth selected operating data as a percentage of total revenue, unless otherwise indicated, for certain items in our consolidated statements of operations for the periods indicated.

                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                    2005         2004
                                                 ------------------------
                                                        (Unaudited)
Revenues:
  Product                                              67.5%        66.9%
  Service                                              32.5         33.1
                                                 -----------  -----------
      Total revenues                                  100.0        100.0

Cost of sales (% of respective sales category):
  Product                                              49.1         57.5
  Service                                              52.1         61.4
                                                 -----------  -----------
      Total cost of sales                              50.1         58.8
                                                 -----------  -----------

Gross margin                                           49.9         41.2

Operating expenses:
  Sales and marketing                                  25.5         25.8
  Research and development                             26.8         29.9
  General and administrative                           15.5         14.5
                                                 -----------  -----------
      Total operating expenses                         67.8         70.2
                                                 -----------  -----------

Operating loss                                        (17.9)       (29.0)

Interest income - net                                   0.3          0.5
Other income (expense) - net                            4.4         (0.2)
                                                 -----------  -----------

Loss before income taxes                              (13.2)       (28.7)

Provision for income taxes                              0.3          0.3
                                                 -----------  -----------

Net loss                                             (13.5)%      (29.0)%
                                                 ===========  ===========

                              RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

                                       THREE MONTHS ENDED
                                          SEPTEMBER 30,
                                   --------------------------
           (DOLLARS IN THOUSANDS)      2005          2004        $CHANGE      % CHANGE
                                   ------------  ------------  ------------  -----------
Product revenues                   $    10,943   $    11,587   $      (644)       (5.6%)
Service revenues                         5,264         5,743          (479)       (8.3%)
                                   ------------  ------------  ------------  -----------
      Total revenues                    16,207        17,330        (1,123)       (6.5%)

Product cost of sales                    5,368         6,667        (1,299)      (19.5%)
Service cost of sales                    2,745         3,524          (779)      (22.1%)
                                   ------------  ------------  ------------  -----------
      Total cost of sales                8,113        10,191        (2,078)      (20.4%)
                                   ------------  ------------  ------------  -----------

Product gross margin                     5,575         4,920           655         13.3%
Service gross margin                     2,519         2,219           300         13.5%
                                   ------------  ------------  ------------  -----------
      Total gross margin                 8,094         7,139           955         13.4%

Operating expenses:
  Sales and marketing                    4,128         4,477          (349)       (7.8%)
  Research and development               4,338         5,180          (842)      (16.3%)
  General and administrative             2,523         2,506            17          0.7%
                                   ------------  ------------  ------------  -----------
      Total operating expenses          10,989        12,163        (1,174)       (9.7%)
                                   ------------  ------------  ------------  -----------

Operating loss                          (2,895)       (5,024)        2,129       (42.4%)

Interest income - net                       52            92           (40)      (43.5%)
Other income (expense ) - net              707           (35)          742        NM (1)
                                   ------------  ------------  ------------  -----------
Loss before income taxes                (2,136)       (4,967)        2,831       (57.0%)
Provision for income taxes                  47            54            (7)      (13.0%)
                                   ------------  ------------  ------------  -----------
Net loss                           $    (2,183)  $    (5,021)  $     2,838       (56.5%)
                                   ============  ============  ============  ===========

(1) NM denotes percentage is not meaningful

     Product Sales. Total product sales for the three months ended September 30, 2005 were $10.9 million, a decrease of approximately $0.7 million, or 5.6%, from $11.6 million for the three months ended September 30, 2004. The decrease in product sales resulted from the $1.3 million, or 21.9%, decrease in on-demand product sales to $4.7 million in the quarter ended September 30, 2005 from $6.1 million in the quarter ended September 30, 2004. The decrease in on-demand product sales was primarily due to lower overall expansion of existing markets in North America during the quarter ended September 30, 2005, as compared to the same period of the prior year. The reduction in North American domestic on-demand product revenue was partially offset by an increase in international sales volume during the quarter ended September 30, 2005 that resulted in a $1.7 million increase in international on-demand product revenue, primarily in Europe, compared to the first quarter of the prior fiscal year. Fluctuation in on-demand revenue is often due to the fact that we have a small base of large customers making periodic large purchases that account for a significant percentage of revenue.

     Partially offsetting the decrease in on-demand product sales, real-time product sales increased approximately $0.7 million, or 12.0%, to $6.2 million in the quarter ended September 30, 2005 from $5.5 million in the quarter ended September 30, 2004. The increase in real-time product sales is primarily due to an increase in revenue from international customers due to growing demand for our Linux based products in addition to sales of our traditional product lines. We expect to maintain market share in our traditional real-time markets and expect to capture market share in new markets with our system solutions.

     Service Revenue. Service revenue decreased $0.5 million, or 8.3%, to $5.3 million for the three months ended September 30, 2005 from $5.7 million for the three months ended September 30, 2004. The decrease in service revenue is attributable to a $0.6 million, or 17.9%, decrease in service revenue associated with real-time products. Service revenue associated with real-time products continued to decline primarily due to the expiration of maintenance contracts as legacy machines were removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue. We expect this trend of declining service for real-time products to continue into the foreseeable future. The decrease in real-time related service revenues was partially offset by a $0.1 million, or 4.3%, increase in service revenue related to on-demand products, as the on-demand business continues to recognize maintenance, installation, and training revenue on our expanding base of on-demand market deployments. As the warranty agreements that typically accompany the initial sale and installation of our on-demand systems expire, we expect to sell new maintenance agreements.

     Product Gross Margin. Product gross margin was $5.6 million for the three months ended September 30, 2005, an increase of approximately $0.7 million, or 13.3%, from $4.9 million for the three months ended September 30, 2004. Product gross margin as a percentage of product sales increased to 50.9% in the quarter ended September 30, 2005 from 42.6% in the quarter ended September 30, 2004. The increase in product margins is primarily due to a more favorable mix of software and hardware products within the domestic market in the current year and a prior year incentive discount provided to one of our North American cable customers who upgraded its older systems to our fourth generation architecture.

     Service Gross Margin. The gross margin on service revenue increased $0.3 million, or 13.5%, to $2.5 million, or 47.9% of service revenue in the three months ended September 30, 2005 from $2.2 million, or 38.6% of service revenue in the three months ended September 30, 2004. Increasing service margins are primarily due to cost savings generated by our cost reduction initiative during the prior fiscal year. Service cost of sales decreased $0.8 million due to non-recurring prior year severance costs of $0.2 million and lower headcount. Severance expense recorded in the first quarter of fiscal 2005 resulted from a reduction in service personnel as we scaled down the infrastructure that is necessary to fulfill declining real-time product related contractual obligations. The decline in contractual obligations results from the expiration of maintenance contracts as legacy machines are removed from service and replaced with machines that are simpler to maintain.

      Sales and Marketing. Sales and marketing expenses decreased approximately $0.4 million, or 7.8% to $4.1 million in the three months ended September 30, 2005 from $4.5 million in the three months ended September 30, 2004. This decrease is primarily due to a $0.3 million reduction in severance and salaries, wages and benefits resulting from the cost savings initiative implemented during the first quarter of the prior fiscal year.

     Research and Development. Research and development expenses decreased $0.8 million, or 16.3% to $4.3 million in the three months ended September 30, 2005 from $5.2 million in the three months ended September 30, 2004. During the three months ended September 30, 2005, we spent $0.6 million less on development subcontractors and engineers because they were no longer necessary to meet software development requirements for customers' business management functionality, resource management and client system monitoring. In addition to the decreasing personnel costs, we also spent $0.1 million less in severance costs as compared to the first quarter of the prior fiscal year. We expect that software development costs will continue to stabilize and flatten over the next few years, as we reduce our number of software platforms and improve the stability of our software in the field.

     General and Administrative. General and administrative expenses remained flat at $2.5 million during each of the three months ended September 30, 2005 and 2004. During the three months ended September 30, 2005, accounting services, primarily attributable to the additional internal and external audit work required for compliance with the Sarbanes-Oxley Act of 2002, increased by $0.2 million, as compared to the three months ended September 30, 2004. Furthermore, share-based compensation expense resulting from adoption of SFAS 123(R) increased by $0.1 million during the three months ended September 30, 2005, as compared to the same period of the prior year. Offsetting these increasing costs, salaries wages and benefits decreased by $0.3 million and severance expense decreased by $0.1 million during the three months ended September 30, 2005, primarily due to the cost savings initiative during the first quarter of the prior year.

     Other income. During the three months ended September 30, 2005, we received a $0.7 million refund from the Australian Tax Authority. This refund related to previous withholding tax payments, over many years, on intercompany charges with our Australian subsidiary. Expense associated with previous payments was originally recorded to "other expense" within our Consolidated Statement of Operations; therefore, we have recorded the refund to "other income" within our Consolidated Statement of Operations.

     Provision for Income Taxes. We recorded income tax expense for our domestic and foreign subsidiaries of $47,000 in the quarter ended September 30, 2005, compared to $54,000 during the quarter ended September 30, 2004. Income tax expense during both periods is primarily attributable to income earned in foreign locations that cannot be offset by net operating loss carryforwards.

     Net Loss. The net loss for the three months ended September 30, 2005 was $2.2 million or $0.03 per basic and diluted share compared to a net loss for the three months ended September 30, 2004 of $5.0 million or $0.08 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

     - the rate of growth, if any, of on-demand market expansions and the pace at which domestic and international cable companies and telephone companies implement on-demand technology;

     - the rate of growth, if any, of deployment of our real-time operating systems and tools;

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


Uses  and  sources  of  cash

     We used $2.0 million of cash from operating activities during the three months ended September 30, 2005 compared to using $8.7 million of cash during the same period of the prior year. The use of cash from operations was primarily due to operating losses and changes in prepaid expenses in the current quarter. Prior period cash usage resulted from both operating losses and changes in working capital.

     We invested $0.2 million in property, plant and equipment during the three months ended September 30, 2005 compared to $0.6 million during the three months ended September 30, 2004. Capital additions during each of these periods related primarily to product development and testing equipment. We expect to continue at a slightly higher level of capital additions during the remainder of this fiscal year.

     During the quarter ended December 31, 2004, we executed a Loan and Credit Agreement with Silicon Valley Bank. The Credit Agreement provides for a two year $10 million revolving credit line and a three year $3 million term loan. As of September 30, 2005, we had no amounts drawn under the Revolver and had drawn down the entire $3.0 million, of which $694,000 has been repaid, under the Term Loan. Interest on all outstanding amounts under the Revolver would be payable monthly at the prime rate (6.75% at September 30, 2005) plus 3.25% per annum, and interest on all outstanding amounts under the Term Loan is payable monthly at a rate of 8.0% per annum. The Term Loan is repayable in 36 equal monthly principal and interest installments of $94,000 and the outstanding principal of the Revolver would be due on December 23, 2006, unless the Revolver was terminated earlier in accordance with its terms.

     In addition, the Credit Agreement contains certain financial covenants, including required financial ratios and a minimum tangible net worth, and customary restrictive covenants concerning our operations. As of September 30, 2005, we were in compliance with these covenants. Based on the borrowing formula and our financial position as of September 30, 2005, $4.1 million would have been available to us under the Revolver.

     At September 30, 2005, we had working capital of $21.4 million and had no material commitments for capital expenditures compared to working capital of $22.9 million at June 30, 2005. We believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next 12 months; however, until our revenue increases and stabilizes, it is likely that we will continue to use cash from operating activities. As part of our cost reduction initiative implemented during the prior fiscal year, we have reduced our breakeven point. However, if revenues do not reach these breakeven levels, we will continue to use cash. If this situation continues, we may need to raise additional funds through an offering of stock or debt, in addition to our Credit Agreement. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table summarizes our significant contractual obligations and commitments, by fiscal year, as of September 30, 2005:

                                                            PAYMENTS DUE BY FISCAL YEAR
                                         ---------------------------------------------------------------
                                                              (DOLLARS IN THOUSANDS)

CONTRACTUAL OBLIGATIONS                     TOTAL        2006       2007-2008    2009-2010   THEREAFTER
----------------------------------------------------  -----------  -----------  -----------  -----------
Operating leases                         $     2,481  $     1,094  $     1,294  $        93  $         -
Term note obligation                           2,306          723        1,583            -            -
Interest payments related to term note           225          121          104            -            -
Pension plan                                   2,044          119          393          438        1,094
Non-binding purchase commitment (a)              425          425            -            -            -
                                         -----------  -----------  -----------  -----------  -----------
TOTAL                                    $     7,481  $     2,482  $     3,374  $       531  $     1,094
                                         ===========  ===========  ===========  ===========  ===========

     (a) This is a purchase commitment with a supplier for Concurrent to pay for nonrecurring customization costs. If Concurrent does not purchase a specified number of products from the supplier, then Concurrent is not obligated to pay the entire amount.


     CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements made or incorporated by reference in this release may constitute "forward-looking statements" within the meaning of the federal securities laws. When used or incorporated by reference in this release, the words "believes," "expects," "estimates," "anticipates," and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of our forward-looking statements in this quarterly report include, but are not limited to, our pricing trends, our expected cash position, our expectations of market share and growth, and our international opportunities with Alcatel, and our software development costs. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: our ability to keep our customers satisfied; availability of video-on-demand content; delays or cancellations of customer orders; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage growth; delays in testing and introductions of new products; rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the highly competitive environment in which we operate and predatory pricing pressures; failure to effectively service the installed base; the entry of new competitors into our markets; the success of new on-demand and real-time products; financing for working capital needs; the availability of Linux software in light of issues raised by SCO Group; capital spending patterns by a limited customer base; customer obligations that could impact revenue recognition; interruptions in operations due to severe weather interrupting us, our suppliers, or our customers; and our ability to successfully integrate Everstream into our business.

     Other important risk factors are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

     Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We are exposed to the impact of interest rate changes on our short-term cash investments, which are backed by U.S. government obligations, and other investments in respect of institutions with the highest credit ratings, all of which have maturities of three months or less. These short-term investments carry a degree of interest rate risk. We believe that the impact of a 10% increase or decline in interest rates would not be material to our investment income. We are also exposed to fluctuations in interest rates as we seek debt to sustain our operations. At September 30, 2005, 100% of our debt was in fixed-rate instruments, as our variable rate revolving credit facility was unfunded. We consider the fair value of all financial instruments not to be materially different from their carrying value at quarter end.

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

PART II   OTHER  INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not presently involved in any material litigation. Other matters pending are disclosed in our Form 10-K for the year ended June 30, 2005 and in Note 12 to the Condensed Consolidated Financial Statements for the three months ended September 30, 2005.

ITEM 6.   EXHIBITS


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

10.1    --Agreement and Plan of Merger, dated August 19, 2005, by and among Concurrent Computer
        Corporation,  Stream  Acquisition,  Inc., Everstream Holdings, Inc. and certain selling stockholders
        Of  Everstream  Holdings,  Inc.

10.2    --First  Amendment  to  Agreement  and  Plan  of  Merger,  dated  August  26,  2005,  by  and  among
        Concurrent  Computer  Corporation,  Stream  Acquisition,  Inc.,  Everstream  Holdings,  Inc.  and
        Certain  selling  stockholders  of  Everstream  Holdings,  Inc.

11.1*   --Statement  Regarding  Computation  of  Per  Share  Earnings.

31.1**  --Certification  of  Chief  Executive  Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of
        2002.

31.2**  --Certification  of  Chief  Financial  Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of
        2002.

32.1**  --Certification  of  Chief  Executive  Officer,  pursuant  to  18  U.S.C.  Section  1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

32.2**  --Certification  of  Chief  Financial  Officer,  pursuant  to  18  U.S.C.  Section  1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

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


Date: November 7, 2005              CONCURRENT COMPUTER CORPORATION




                                    By:  /s/ Gregory S. Wilson
                                       -------------------------
                                    Gregory S. Wilson
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

10.1    --Agreement and Plan of Merger, dated August 19, 2005, by and among Concurrent Computer
        Corporation,  Stream  Acquisition,  Inc., Everstream Holdings, Inc. and certain selling stockholders
        Of  Everstream  Holdings,  Inc.

10.2    --First  Amendment  to  Agreement  and  Plan  of  Merger,  dated  August  26,  2005,  by  and  among
        Concurrent  Computer  Corporation,  Stream  Acquisition,  Inc.,  Everstream  Holdings,  Inc.  and
        Certain  selling  stockholders  of  Everstream  Holdings,  Inc.

11.1*   --Statement  Regarding  Computation  of  Per  Share  Earnings.

31.1**  --Certification  of  Chief  Executive  Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of
        2002.

31.2**  --Certification  of  Chief  Financial  Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of
        2002.

32.1**  --Certification  of  Chief  Executive  Officer,  pursuant  to  18  U.S.C.  Section  1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

32.2**  --Certification  of  Chief  Financial  Officer,  pursuant  to  18  U.S.C.  Section  1350, as adopted pursuant  to  Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

        *  Data  required  by  Statement  of  Financial  Accounting Standards No. 128, "Earnings per Share,"
        is  provided  in  the  Notes  to  the  condensed  consolidated  financial statements in this report.
        **  Filed  herewith.