Form 10-Q
period 2005-12-31
CONCURRENT COMPUTER CORP/DE
filed 2006-02-06
CIK 749038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q

        (Mark One)
            X      Quarterly Report Pursuant to Section 13 or 15(d) of
           ---         the Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                Yes     No  X
                                    ---    ---

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of January 31, 2006 was 71,363,000.

                                   CONCURRENT COMPUTER CORPORATION
                                              FORM 10-Q
                         FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2005

                                          TABLE OF CONTENTS


                                                                                       PAGE
                                                                                       ----
                                    PART I - FINANCIAL INFORMATION
                                    ------------------------------
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                      2
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                                                      18
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                      28
ITEM 4.  CONTROLS AND PROCEDURES                                                         28
                                       PART II - OTHER INFORMATION
                                       ---------------------------
ITEM 1.  LEGAL PROCEEDINGS                                                               29
ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS                      29
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             29
ITEM 6.  EXHIBITS                                                                        29
         EX-10.1 DESCRIPTION OF AMENDMENT TO EMPLOYMENT AGREEMENTS
                 WITH CERTAIN EXECUTIVE OFFICERS
         EX-31.1 SECTION 302 CERTIFICATION OF CEO
         EX-31.2 SECTION 302 CERTIFICATION OF CFO
         EX-32.1 SECTION 906 CERTIFICATION OF CEO
         EX-32.2 SECTION 906 CERTIFICATION OF CFO

PART I     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                CONCURRENT COMPUTER CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                    (DOLLARS IN THOUSANDS)

                                                                     DECEMBER 31,       JUNE 30,
          ASSETS                                                         2005             2005
                                                                    --------------  --------------
Current assets:
  Cash and cash equivalents                                         $      17,050   $      19,880
  Accounts receivable, less allowance for doubtful accounts
    of $193 at December 31, 2005 and $200 at June 30, 2005                 15,495          16,577
  Inventories - net                                                         6,640           5,071
  Deferred tax asset - net                                                    220             226
  Prepaid expenses and other current assets                                 1,956             858
                                                                    --------------  --------------
    Total current assets                                                   41,361          42,612
Property, plant and equipment - net                                         6,899           8,319
Intangible assets - net                                                     9,331             823
Goodwill                                                                   15,590          10,744
Investment in minority owned company                                            -             140
Other long-term assets - net                                                1,086           1,339
                                                                    --------------  --------------
    Total assets                                                    $      74,267   $      63,977
                                                                    ==============  ==============
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                             $      12,667   $      12,055
  Notes payable to bank, current portion                                      993             954
  Deferred revenue                                                          6,706           6,692
                                                                    --------------  --------------
    Total current liabilities                                              20,366          19,701
Long-term liabilities:
  Deferred revenue                                                          1,843           2,349
  Notes payable to bank, less current portion                               1,077           1,583
  Pension liability                                                         1,747           1,705
  Other                                                                       299             286
                                                                    --------------  --------------
    Total liabilities                                                      25,332          25,624
Commitments and contingencies (Note 14)
Stockholders' equity:
  Shares of common stock, par value $.01; 100,000,000 authorized;
  71,353,011 and 63,642,646 issued and outstanding at  December
  31, 2005 and June 30, 2005, respectively                                    714             637
  Capital in excess of par value                                          188,879         175,769
  Accumulated deficit                                                    (140,242)       (136,455)
  Treasury stock                                                              (34)              -
  Unearned compensation                                                         -          (1,562)
  Accumulated other comprehensive loss                                       (382)            (36)
                                                                    --------------  --------------
    Total stockholders' equity                                             48,935          38,353
                                                                    --------------  --------------
Total liabilities and stockholders' equity                          $      74,267   $      63,977
                                                                    ==============  ==============

       The accompanying notes are an integral part of the condensed consolidated financial statements.

                         CONCURRENT COMPUTER CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                            DECEMBER 31,        DECEMBER 31,
                                           2005      2004      2005      2004
                                         --------  --------  --------  --------
Revenues:
  Product                                $12,750   $14,721   $23,693   $26,308
  Service                                  6,106     5,303    11,370    11,046
                                         --------  --------  --------  --------
    Total revenues                        18,856    20,024    35,063    37,354

Cost of sales:
  Product                                  6,084     6,880    11,452    13,547
  Service                                  2,855     3,248     5,600     6,772
                                         --------  --------  --------  --------
    Total cost of sales                    8,939    10,128    17,052    20,319
                                         --------  --------  --------  --------

Gross margin                               9,917     9,896    18,011    17,035

Operating expenses:
  Sales and marketing                      4,234     4,087     8,362     8,564
  Research and development                 4,900     4,672     9,238     9,852
  General and administrative               2,379     2,275     4,902     4,781
                                         --------  --------  --------  --------
      Total operating expenses            11,513    11,034    22,502    23,197
                                         --------  --------  --------  --------

Operating loss                            (1,596)   (1,138)   (4,491)   (6,162)

Impairment loss on minority investment         -      (313)        -      (313)
Interest income                              105        94       219       187
Interest expense                             (69)      (12)     (131)      (13)
Other income (expense)                       (18)      (66)      689      (101)
                                         --------  --------  --------  --------

Loss before income taxes                  (1,578)   (1,435)   (3,714)   (6,402)

Provision for income taxes                    26        12        73        66
                                         --------  --------  --------  --------

Net loss                                 $(1,604)  $(1,447)  $(3,787)  $(6,468)
                                         ========  ========  ========  ========
Net loss per share
      Basic                              $ (0.02)  $ (0.02)  $ (0.06)  $ (0.10)
                                         ========  ========  ========  ========
      Diluted                            $ (0.02)  $ (0.02)  $ (0.06)  $ (0.10)
                                         ========  ========  ========  ========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                           CONCURRENT COMPUTER CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (DOLLARS IN THOUSANDS)


                                                                  SIX MONTHS ENDED
                                                                     DECEMBER 31,
                                                                   2005       2004
                                                                 ---------  --------
OPERATING ACTIVITIES
Net loss                                                         $ (3,787)  $(6,468)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                                     2,404     2,819
  Share-based compensation                                            371       118
  Impairment loss on minority investment                                -       313
  Other non-cash expenses                                               9       (17)
  Changes in operating assets and liabilities:
    Accounts receivable                                             1,881    (1,748)
    Inventories                                                    (1,527)    5,043
    Prepaid expenses and other current assets                      (1,226)     (782)
    Other long-term assets                                            254       240
    Accounts payable and accrued expenses                            (313)   (2,099)
    Deferred revenue                                                 (671)   (4,548)
    Other long-term liabilities                                        55       256
                                                                 ---------  --------
  Total adjustments to net loss                                     1,237      (405)
                                                                 ---------  --------
Net cash used in operating activities                              (2,550)   (6,873)

INVESTING ACTIVITIES
  Capital expenditures                                               (635)     (887)
  Cash received from acquisition of Everstream                      1,159         -
                                                                 ---------  --------
Net cash provided by (used in) investing activities                   524      (887)

FINANCING ACTIVITIES
  Repayment of note payable to bank                                  (467)        -
  Proceeds from note payable to bank, net of issuance expenses          -     2,930
  Repayment of capital lease obligation                                 -       (49)
  Sale (purchase) of treasury stock                                   (34)       28
  Proceeds from sale and issuance of common stock                       1        57
                                                                 ---------  --------
Net cash provided by (used in) financing activities                  (500)    2,966

Effect of exchange rates on cash and cash equivalents                (304)      787
                                                                 ---------  --------

Decrease in cash and cash equivalents                              (2,830)   (4,007)
Cash and cash equivalents at beginning of period                   19,880    27,928
                                                                 ---------  --------
Cash and cash equivalents at end of period                       $ 17,050   $23,921
                                                                 =========  ========

Cash paid during the period for:
  Interest                                                       $    111   $     2
                                                                 =========  ========
  Income taxes (net of refunds)                                  $     53   $   212
                                                                 =========  ========

Non-cash investing activities:
  Shares issued in acquisition of Everstream                     $ 14,377   $     -
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

     Concurrent's on-demand product line provides on-demand systems consisting of hardware and software, software products that provide monitoring and operations management for on-demand TV, and integration services, primarily to residential cable companies that have upgraded their networks to support interactive, digital services.

     Concurrent's real-time product line provides high-performance, real-time operating systems and development tools to commercial and government customers for use with applications such as simulation and data acquisition.

     Concurrent provides sales and support from offices and subsidiaries throughout North America, Europe, Asia, and Australia.

     The condensed, consolidated interim financial statements of Concurrent are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of Concurrent's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended June 30, 2005. There have been no changes to Concurrent's Significant Accounting Policies as disclosed in Note 2 of the consolidated financial statements included in Concurrent's Annual Report on Form 10-K for the year ended June 30, 2005. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

     Software  and  Hardware  Sales
     ------------------------------

     On-demand and real-time product revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition" ("SOP 97-2") and related amendments, SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". Concurrent's standard contractual arrangements with its customers generally include the delivery of a hardware and/or software system, certain professional services that typically involve installation and training, and ongoing software and hardware maintenance. The software component of the arrangement is considered to be essential to the functionality of the hardware. Therefore, in accordance with Emerging Issues Task Force No. 03-5, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software", the hardware and the hardware maintenance components are considered software related and the provisions of SOP 97-2 apply to all elements of the arrangement. Under multiple element arrangements, Concurrent allocates revenue to the various elements based on vendor-specific objective evidence ("VSOE") of fair value. Concurrent's VSOE of fair value is determined based on the price charged when the same element is
sold  separately.   If  VSOE  of  fair  value  does  not  exist  for  all
elements in a multiple element arrangement, Concurrent recognizes revenue using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue.

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

     Hardware  and  Software  Maintenance
     ------------------------------------

     Concurrent recognizes revenue from maintenance services in accordance with SOP 97-2. Depending upon the specific terms of the customer agreement, Concurrent may include warranty as part of the purchase price. In accordance with SOP 97-2 and, depending upon the specific terms of the customer agreement, Concurrent either accrues the estimated costs to be incurred in performing maintenance services at the time of revenue recognition and shipment of product, or Concurrent defers revenue associated with the maintenance services to be provided during the warranty period based upon the value for which Concurrent has sold such services separately when they are renewed by existing customers. For those arrangements in which the warranty period is less than or equal to one year, Concurrent accrues the estimated costs to be incurred in providing services. Therefore, in accordance with paragraph 59 of SOP 97-2, Concurrent has determined that the warranty fee is part of the initial license fee, the warranty period is for one year or less, the estimated cost of providing the services are immaterial, and upgrades and enhancements offered during maintenance arrangements historically have been and are expected to continue to be minimal and infrequent. Actual costs are then charged against the warranty accrual as they are incurred. For those arrangements in which the warranty period is greater than one year, Concurrent defers revenue based upon the value for which Concurrent has sold such services separately. This revenue is then recognized on a straight line basis over the warranty period.

3.   BASIC  AND  DILUTED  NET  INCOME  (LOSS)  PER  SHARE

     Basic net income (loss) per share is computed in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive. Common share equivalents of 7,683,000 and 6,790,000 for the three months ended December 31, 2005 and 2004, respectively, were excluded from the calculation as their effect was antidilutive. Common share equivalents of 7,762,000 and 6,843,000 for the six months ended December 31, 2005 and 2004, respectively, were excluded from the calculation as their effect was antidilutive. The following table presents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

                                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                DECEMBER 31,             DECEMBER 31,
                                                            2005         2004         2005         2004
                                                         -----------  -----------  -----------  -----------
Basic and diluted earnings per share (EPS) calculation:
    Net loss                                             $   (1,604)  $   (1,447)  $   (3,787)  $   (6,468)
                                                         ===========  ===========  ===========  ===========

Basic weighted average number of shares outstanding          70,385       62,747       66,578       62,714
  Effect of dilutive securities:
    Employee stock options                                        -            -            -            -
                                                         -----------  -----------  -----------  -----------
Diluted weighted average number of shares outstanding        70,385       62,747       66,578       62,714
                                                         ===========  ===========  ===========  ===========
Basic EPS                                                $    (0.02)  $    (0.02)  $    (0.06)  $    (0.10)
                                                         ===========  ===========  ===========  ===========
Diluted EPS                                              $    (0.02)  $    (0.02)  $    (0.06)  $    (0.10)
                                                         ===========  ===========  ===========  ===========

4.   SHARE-BASED  COMPENSATION

     At December 31, 2005, Concurrent had share-based employee compensation plans which are described in Note 13 of the consolidated financial statements included in Concurrent's Annual Report on Form 10-K for the year ended June 30, 2005. Option awards are granted with an exercise price equal to the market price of Concurrent's stock at the date of grant. Effective July 1, 2005, Concurrent adopted Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment," ("SFAS 123R"). SFAS 123R requires the recognition of the fair value of stock compensation in the Statement of Operations. Concurrent recognizes stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of Concurrent's stock compensation is accounted for as equity instruments. Prior to July 1, 2005, Concurrent accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.

     Concurrent has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. Unrecognized expense of awards not yet vested at the date of adoption shall be recognized in the Statement of Operations in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, "Accounting for Stock-Based Compensation," as disclosed in Concurrent's previous filings. As a result of adopting SFAS 123R, Concurrent's net losses for the three and six months ended December 31, 2005 are $121,000 and $172,000 greater, respectively, than if Concurrent had continued to account for share-based compensation under APB 25 for the three and six months ended December 31, 2005.

     Concurrent recorded $218,000 and $371,000 of share-based compensation related to vested stock options and restricted stock in the Statement of Operations during the three and six months ended December 31, 2005, respectively. For the three and six months ended December 31, 2004, Concurrent recognized $102,000 and $118,000 of share-based compensation expense under APB 25 in the Statement of Operations related to the issuance of restricted stock awards.

     The following table illustrates the effect on net income (loss) and earnings (loss) per share if Concurrent had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year period (dollars in thousands, except per-share data).

                                                       THREE MONTHS     SIX MONTHS
                                                          ENDED           ENDED
                                                       DECEMBER 31,    DECEMBER 31,
                                                           2004            2004
                                                      --------------  --------------
Net loss as reported                                  $      (1,447)  $      (6,468)

  Add: employee share-based compensation included               102             118
  Less: employee share-based compensation                      (931)         (1,948)
                                                      --------------  --------------

  Pro forma net loss                                  $      (2,276)  $      (8,298)
                                                      ==============  ==============

Net loss per share:

  Basic and diluted net loss per share - as reported  $       (0.02)  $       (0.10)
                                                      ==============  ==============

  Basic and diluted net loss per share - pro forma    $       (0.04)  $       (0.13)
                                                      ==============  ==============

     Concurrent uses the Black-Scholes valuation model to estimate the fair value of each option award on the date of grant. During the six months ended December 31, 2005, Concurrent issued 60,000 stock options with immediate vesting and issued no restricted stock awards. The weighted-average grant-date fair value of the options granted under the stock option plans during this period was $1.58. The weighted-average assumptions used for the three months ended December 31, 2005 were: expected dividend yield of 0.0%; risk-free interest rate of 4.4%; expected life of 6 years; and an expected volatility of 83.3%.

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

     Based on historical experience of option pre-vesting cancellations, Concurrent has assumed an annualized forfeiture rate of 10% for unvested options granted prior to July 1, 2005. Concurrent has assumed a 0% forfeiture rate on options granted during the six months ended December 31, 2005, as these options vested immediately. Under the true-up provisions of SFAS 123R, Concurrent will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

     A summary of option activity under the plans as of December 31, 2005, and changes during the six months then ended is presented below:

                                                                      WEIGHTED-
                                                         WEIGHTED-     AVERAGE
                                                          AVERAGE     REMAINING   AGGREGATE
                                                          EXERCISE   CONTRACTUAL  INTRINSIC
                OPTIONS                        SHARES      PRICE        TERM        VALUE
-------------------------------------------------------  ----------  -----------  ----------

Outstanding as of July 1, 2005               6,877,062   $     4.68
Granted                                         60,000         1.58
Exercised                                         (700)        1.88
Forfeited or expired                          (153,438)        7.60
                                             ----------  ----------
Outstanding as of December 31, 2005          6,782,924   $     4.59         5.98  $  343,000
                                             ==========  ==========  ===========  ==========
Vested and exercisable at December 31, 2005  6,226,924   $     4.86         5.74  $  154,000
                                             ==========  ==========  ===========  ==========

     Total compensation cost of options granted but not yet vested as of December 31, 2005 is $536,000, which is expected to be recognized over the weighted average period of 2.7 years.

     Concurrent issued 1,041,000 shares of restricted stock during the six months ended December 31, 2004. A portion of the restricted stock vests over time (four years) and a portion vests based upon performance criteria. Because a portion of this restricted stock is performance based, that portion was accounted for using variable accounting, requiring interim estimates of compensation expense, prior to adoption of SFAS 123R. Effective July 1, 2005, Concurrent records expense for remaining unvested performance-based restricted stock awards, based upon the grant date fair-value and an assessment of whether the performance criteria will ultimately be met. A summary of the status of Concurrent's non-vested shares as of December 31, 2005, and changes during the six months ended December 31, 2005, is presented below:

                                                       WEIGHTED-
                                                        AVERAGE
                                                      GRANT-DATE
               NON-VESTED SHARES            SHARES    FAIR-VALUE
     ------------------------------------  ---------  -----------
     Non-vested at July 1, 2005             872,486   $      1.87
     Granted                                      -             -
     Vested                                (125,374)         1.87
     Forfeited                              (68,389)         1.87
                                          ----------  -----------
     Non-vested at December 31, 2005        678,723   $      1.88
                                          ==========  ===========

     Total compensation cost of restricted stock awards issued, but not yet vested as of December 31, 2005 is $1,007,000, which is expected to be recognized over the weighted average period of 2.8 years.

     Unearned  Compensation

     Prior to adoption of SFAS 123R, Concurrent recorded a grant of non-vested restricted stock in capital with an offsetting contra-equity account, unearned compensation, which was amortized to expense over the vesting period. Upon adoption of SFAS 123R, any remaining balance of unearned compensation as of July 1, 2005 was reversed (i.e., netted against additional paid-in capital). Effective July 1, 2005, Concurrent reversed $1,562,000 of unearned compensation associated with remaining unvested restricted stock by reducing additional paid-in capital by $1,553,000 and par value of common stock by $9,000. As restrictions lapse over the vesting period, Concurrent will record share-based compensation to income (loss) from operations and additional paid-in capital.

5.   INVENTORIES

     Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method. Concurrent establishes excess and obsolete inventory reserves based upon historical and anticipated usage. The components of inventories are as follows (in thousands):

                          DECEMBER 31,    JUNE 30,
                              2005          2005
                         -------------  -------------
     Raw materials, net  $       5,385  $       3,599
     Work-in-process               770            864
     Finished goods                485            608
                         -------------  -------------
                         $       6,640  $       5,071
                         =============  =============

     At December 31, 2005 and June 30, 2005, some portion of Concurrent's inventory was in excess of the current requirements based upon the planned level of sales for future years. Accordingly, Concurrent had inventory valuation allowances for raw materials of $2.0 million which would reduce the value of the inventory to its estimated net realizable value at December 31, 2005 and June 30, 2005.

6.   INVESTMENTS  IN  AND  RECEIVABLE  FROM  MINORITY  OWNED  COMPANIES

     In March 2002, Concurrent purchased a 14.4% equity ownership interest in Thirdspace Living Limited ("Thirdspace"). Concurrent invested $4.0 million in cash and the equivalent of $3.0 million in its common stock in exchange for 1,220,601 series C shares of Thirdspace. In addition to the equity investment, Concurrent also loaned Thirdspace $6.0 million in exchange for two $3.0 million long-term notes receivable. In fiscal year 2003, Concurrent recorded a $13.0 million net impairment charge due to an "other-than-temporary" decline in the market value of the investment in Thirdspace. In May 2003, Thirdspace sold the majority of its assets to Alcatel Telecom Ltd. As a result of the sale of these certain assets, Concurrent received proceeds in fiscal years 2004 and 2005 that were recorded as a reduction to the impairment loss in the line item "Recovery (impairment loss) on minority investment."

     Thirdspace's only significant remaining asset is a right to 40% of amounts recovered by nCube Corporation, now part of C-Cor, Incorporated ("nCube"), if any, from the lawsuit brought by nCube against SeaChange International, Inc., alleging patent infringement. On January 9, 2006 the U.S. Court of Appeals for the Federal Circuit affirmed the lower court's decision in favor of nCube. The likelihood of collecting this asset, and the amount and timing of such collection is uncertain and as a result Concurrent has not recorded the gain contingency. Pursuant to the sale of the assets of Thirdspace to Alcatel, Concurrent believes that it has the right to the first approximately $3.0 million of such recovery, if any. Beyond any such recovery, Concurrent does not anticipate further cash proceeds related to the liquidation of Thirdspace's remaining assets.

     In April 2002, Concurrent invested cash of $500,000 in Everstream Holdings, Inc. ("Everstream") and incurred $53,000 in acquisition costs in exchange for 480,770 shares of Series C Preferred stock, giving Concurrent a 4.9% ownership interest. Everstream specializes in broadband advertising systems, operations and data warehousing software and related integration services. Concurrent accounted for its investment in the Series C Preferred stock of Everstream using the cost method because Concurrent did not believe it exercised significant influence over Everstream. During fiscal year 2005, Concurrent became aware of circumstances that provide evidence of an "other than temporary" impairment of Concurrent's investment in Everstream, in accordance with EITF 03-01, "The Meaning of 'Other-Than-Temporary Impairment' and Its Application to Certain Investments". Based upon an evaluation of the investment in Everstream during this period, Concurrent recorded an impairment charge of $413,000 in the Statement of Operations, under the line item, "Impairment loss on minority investment", and reduced its "Investment in minority owned company" to $140,000.

     On August 19, 2005, Concurrent entered into an Agreement and Plan of Merger with Stream Acquisition, Inc., Everstream, and certain selling stockholders of Everstream, as amended on August 26, 2005 (the "Merger Agreement"). The acquisition of Everstream pursuant to the Merger Agreement was completed on October 11, 2005. At this time, Concurrent reduced the balance in its "Investment in minority owned company" to $0, as Concurrent acquired 100% of the voting equity interest of Everstream.

     Pursuant to the Merger Agreement, Concurrent issued 8,456,777 shares of Concurrent stock equal to approximately $14.375 million for the Everstream stock it did not already own (Concurrent's existing Everstream stock was valued in the transaction at approximately $0.5 million), determined by dividing $14.375 million by $1.70, the average trading price of Concurrent stock for the 30 calendar days ending on the third calendar day prior to closing. Refer to Note 12 for additional information on Concurrent's acquisition of Everstream.

7.   ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     The components of accounts payable and accrued expenses are as follows (in thousands):

                                            DECEMBER 31,     JUNE 30,
                                                2005           2005
                                           -------------  -------------
     Accounts payable, trade               $       6,496  $       4,727
     Accrued payroll, vacation, severance
       and other employee expenses                 3,914          4,143
     Warranty accrual                                577            702
     Other accrued expenses                        1,680          2,483
                                           -------------  -------------
                                           $      12,667  $      12,055
                                           =============  =============

     Concurrent's estimate of warranty obligations is based on historical experience and expectation of future conditions. The changes in the warranty accrual during the six months ended December 31, 2005 were as follows (in thousands):

     Balance at June 30, 2005              $ 702
     Charged to costs and expenses           130
     Deductions                             (255)
                                           ------
     Balance at December 31, 2005          $ 577
                                           ======

8.   COMPREHENSIVE  INCOME  (LOSS)

     Concurrent's  total  comprehensive  loss  is  as  follows  (in  thousands):

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         DECEMBER 31,              DECEMBER 31,
                                                      2005         2004         2005         2004
                                                   -----------  -----------  -----------  -----------
     Net loss                                      $   (1,604)  $   (1,447)  $   (3,787)  $   (6,468)
     Other comprehensive income (loss):
       Foreign currency translation income (loss)        (318)         750         (346)         926
                                                   -----------  -----------  -----------  -----------
     Total comprehensive loss                      $   (1,922)  $     (697)  $   (4,133)  $   (5,542)
                                                   ===========  ===========  ===========  ===========

9.   CONCENTRATION  OF  CREDIT  RISK,  SEGMENT,  AND  GEOGRAPHIC  INFORMATION

     During fiscal year 2005, Concurrent changed its management structure by consolidating the real-time and on-demand operating divisions. The divisional structure was officially consolidated under a functional organization with real-time and on-demand product lines. As a result of these changes, Concurrent no longer reports segment information for real-time and on-demand divisions. Operating costs other than cost of revenue are not allocated to the product and services segments. However, Concurrent still provides revenue and margin
information  for  products  and  services.   In  accordance  with  SFAS  131,
"Disclosure about Segments of an Enterprise and Related Information", effective July 1, 2005, Concurrent operates in two segments, products and services, as disclosed within the statements of operations.

     The following summarizes the revenues by geographic locations for the three and six months ended December 31, 2005 (in thousands):

                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                           DECEMBER 31,            DECEMBER 31,
                                        2005        2004        2005        2004
                                     ----------  ----------  ----------  ----------
     United States                   $   14,507  $   14,444  $   23,744  $   27,214

       Japan                                829       2,090       2,125       3,025
       Other Asia Pacific countries         809         911       1,455       1,659
                                     ----------  ----------  ----------  ----------
     Asia Pacific                         1,638       3,001       3,580       4,684

     Europe                               2,171       2,237       7,013       4,274

     Other                                  540         342         726       1,182
                                     ----------  ----------  ----------  ----------
          Total revenue              $   18,856  $   20,024  $   35,063  $   37,354
                                     ==========  ==========  ==========  ==========

     In addition, the following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for any one of the indicated periods:

                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                DECEMBER 31,            DECEMBER 31,
                              2005        2004        2005        2004
                           ----------  ----------  ----------  ----------
     Customer A                   21%          4%         15%          3%
     Customer B                   15%         15%         13%         17%
     Customer C                   12%         22%         11%         16%
     Customer D                    0%          2%          0%         11%

     Concurrent assesses credit risk through ongoing credit evaluations of customers' financial condition and collateral is generally not required. One customer accounted for $3,083,000 or 20% of trade receivables, a second customer accounted for $2,178,000 or 14% of trade receivables and a third customer accounted for $2,059,000 or 13% of trade receivables, at December 31, 2005. At June 30, 2005, one customer accounted for $3,219,000 or 19% of trade receivables and a second customer accounted for $1,974,000 or 12% of trade receivables. No other customers accounted for 10% or more of trade receivables as of December 31, 2005 or June 30, 2005.

     Concurrent sometimes purchases product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms. For the three months ended December 31, 2005, purchases from each of two suppliers were in excess of 10% of Concurrent's total purchases. These two suppliers accounted for 29% and 22% of Concurrent's purchases during the three months ended December 31, 2005. Also, for the three months ended December 31, 2004, purchases from two suppliers were in excess of 10% of Concurrent's total purchases. These two suppliers accounted for 26% and 19% of Concurrent's purchases during the three months ended December 31, 2004. For the six months ended December 31, 2005, purchases from two suppliers were in excess of 10% of Concurrent's total purchases. These two suppliers accounted for 23% and 21% of Concurrent's purchases during the six months ended December 31, 2005. Also, for the six months ended December 31, 2004, purchases from two suppliers were in excess of 10% of Concurrent's total purchases. These two suppliers accounted for 19% and 18% of Concurrent's purchases during the six months ended December 31, 2004.

10.  TERM  LOAN  AND  REVOLVING  CREDIT  FACILITY

     On December 23, 2004, Concurrent executed a Loan and Security Agreement ("Credit Agreement") with Silicon Valley Bank ("SVB"). The Credit Agreement provides for a two year maximum of $10,000,000 revolving credit line ("Revolver") and a three year $3,000,000 term loan ("Term Loan") and is secured by substantially all of the assets of Concurrent. Based on the borrowing formula and Concurrent's financial position as of December 31, 2005, $8.4 million would have been available to Concurrent under the Revolver. The Revolver and the Term Loan expire on December 23, 2006, and December 23, 2007, respectively. Both agreements can be terminated earlier upon a default, as defined in the Credit Agreement. As of December 31, 2005, Concurrent had no amounts drawn under the Revolver and the balance of the Term Loan was as follows (in thousands):

                                        DECEMBER 31,     JUNE 30,
                                           2005            2005
                                       -------------  -------------
     Term note                         $       2,070  $       2,537
     Less current portion                        993            954
                                       -------------  -------------
       Total long-term debt            $       1,077  $       1,583
                                       =============  =============

     Interest on any outstanding amounts under the Revolver would be payable monthly at the prime rate (7.25% at December 31, 2005) plus 3.25% per annum, and interest on all outstanding amounts under the Term Loan is payable monthly at a rate of 8.0% per annum. The Term Loan is repayable in 36 equal monthly principal and interest installments of $94,000 and the outstanding principal of the Revolver would be due on December 23, 2006, unless the Revolver was terminated earlier in accordance with its terms.

     In addition, the Credit Agreement contains certain financial covenants, including required financial ratios and a minimum tangible net worth, and customary restrictive covenants concerning Concurrent's operations. Concurrent was in compliance with these covenants at December 31, 2005.

11.  RETIREMENT  PLANS

     The following table provides a detail of the components of net periodic benefit cost for the three and six months ended December 31, 2005 and 2004 (in thousands):

                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              DECEMBER 31,              DECEMBER 31,
                                                           2005         2004         2005         2004
                                                        -----------  -----------  -----------  -----------
Service cost                                            $        7   $        7   $       14   $       13
Interest cost                                                   47           55           94          104
Expected return on plan assets                                 (15)         (23)         (30)         (44)
Amortization of unrecognized net transition obligation           8            8           16           16
Recognized actuarial loss                                        -            1            -            2
                                                        -----------  -----------  -----------  -----------
Net periodic benefit cost                               $       47   $       48   $       94   $       91
                                                        ===========  ===========  ===========  ===========

     Concurrent contributed $17,000 and $34,000 to its German subsidiary's defined benefit plan during the three and six months ended December 31, 2005, and expects to make similar contributions during each of the remaining quarters of fiscal 2006. Concurrent contributed $20,000 and $36,000 to its German subsidiary's defined benefit plan during the three and six months ended December 31, 2004, respectively.

     Concurrent maintains a retirement savings plan, available to U.S. employees, which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. During the three months ended December 31, 2005 and 2004, Concurrent contributed $149,000 and $243,000 to this plan, respectively. During the six months ended December 31, 2005 and 2004, Concurrent contributed $329,000 and $514,000 to this plan, respectively.

     Concurrent also maintains a defined contribution plan ("Stakeholder Plan") for its U.K. based employees. Concurrent has agreements with certain of its U.K. based employees to make supplementary contributions to the Stakeholder Plan over the next three to four years, contingent upon their continued employment with Concurrent. During the three months ended December 31, 2005 and 2004, Concurrent contributed $54,000 and $125,000 to the Stakeholder Plan, respectively. During the six months ended December 31, 2005 and 2004, Concurrent contributed $161,000 and $258,000 to this plan, respectively.

12.  ACQUISITION  OF  EVERSTREAM

On August 19, 2005, Concurrent entered into the Merger Agreement with Stream Acquisition, Inc., Everstream, and certain selling stockholders of Everstream, as amended on August 26, 2005. The acquisition of Everstream pursuant to the Merger Agreement was completed on October 11, 2005. Everstream is an organization that provides comprehensive business analytics and advertising solutions for cable and satellite operators. Everstream develops solutions that enable its customers to evaluate and measure performance characteristics of transactional services such as video-on-demand. Everstream is also developing interactive and on-demand television applications to deliver impression based and one-to-one interactive advertising. Concurrent purchased Everstream to acquire its software and customer base and has included Everstream results in its interim financial results for the period from October 11, 2005 through December 31, 2005.

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

     The purchase price has been preliminarily allocated as follows (in thousands):

     Estimated fair value of Concurrent stock issued to Everstream       $  14,375
     Estimated direct costs of acquisition                                     710
                                                                         ----------
     Purchase price                                                         15,085

     Historical book values of Everstream assets and liabilities            (2,531)
     Estimated fair value of intangible assets acquired                     (7,848)
     Carrying value of previous investment in Everstream                       140
                                                                         ----------
     Goodwill                                                            $   4,846
                                                                         ==========

     Concurrent allocated $8.8 million of the purchase price to the acquired intangible assets. The estimated fair values reflected below were determined by a third party appraiser and are based on the expected future cash flows over the expected lives of the intangible assets. These fair values have not been finalized and are therefore subject to further adjustment. Concurrent expects to maintain usage of the Everstream trademark on existing products and introduce new products in the future that will also display the trademark. Consequently, the acquired Everstream trademark qualifies as an indefinite-lived asset in accordance with the criteria set forth in SFAS No. 142, "Goodwill and Other Intangible Assets." Identifiable intangible assets with finite useful lives are amortized over their estimated useful lives under the purchase method of accounting. Identifiable intangible assets with indefinite lives are not amortized, but instead shall be tested for impairment at least annually. If the carrying amount of either a finite- or indefinite-lived intangible asset is subsequently determined to exceed its fair value, an impairment loss shall be recognized in an amount equal to that excess.

     The following table reflects the estimated fair values of the acquired intangible assets and related estimates of useful lives (dollar amounts in thousands):

                                                 ESTIMATED    ESTIMATED
                                                FAIR VALUE   USEFUL LIFE
                                                -----------  ------------
     Identifiable intangible assets:
     Developed technologies                     $     5,800   8 years
     Customer relationships                           1,900   11 years
     Trademarks                                       1,100   Indefinite
                                                -----------
     Total                                      $     8,800
                                                ===========

     The remaining excess purchase price of $4.8 million was determined to be goodwill and will be periodically reviewed for potential impairment in accordance with SFAS No. 142.

     The following table reflects the unaudited pro forma combined results of Concurrent and Everstream for the three and six months ended December 31, 2005 and 2004 as if the acquisition occurred on July 1, 2004 (in thousands, except per share data):

                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   DECEMBER 31,              DECEMBER 31,
                                            ------------------------  ------------------------
                                               2005         2004         2005         2004
                                            -----------  -----------  -----------  -----------
     Pro forma revenue                      $   19,062   $   20,348   $   36,115   $   37,880
     Pro forma net income (loss)            $   (1,543)  $   (2,119)  $   (4,691)  $   (7,825)
     Pro forma (loss) earnings per share:
         Basic                              $    (0.02)  $    (0.03)  $    (0.07)  $    (0.11)
         Diluted                            $    (0.02)  $    (0.03)  $    (0.07)  $    (0.11)
     Weighted average shares outstanding:
         Basic                                  71,305       71,204       71,266       71,171
         Diluted                                71,305       71,204       71,266       71,171

     The pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of the combined companies.

13.  GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

     Goodwill was $15,590,000 and $10,744,000 as of December 31, 2005 and June 30, 2005, respectively. Concurrent does not measure assets on a segment basis, and therefore, does not allocate goodwill on a segment basis. Goodwill is attributed to operations within the United States. During the six months ended December 31, 2005, goodwill increased by $4,846,000 as a result of the Everstream acquisition on October 11, 2005 (See Note 12). In accordance with SFAS 142, Concurrent tests goodwill for impairment, at least annually.
Concurrent's  annual  goodwill  impairment  testing  date  is  July  1.

     Other intangible assets as of December 31, 2005 and June 30, 2005 consisted of the following (in thousands):

                                   December 31,      June 30,
                                       2005            2005
                                  --------------  --------------
Cost of amortizable intangibles:
  Purchased technology            $       7,700   $       1,900
  Customer relationships                  1,900               -
                                  --------------  --------------
  Total cost of intangibles               9,600           1,900
Less accumulated amortization:
  Purchased technology                   (1,331)         (1,077)
  Customer relationships                    (38)              -
                                  --------------  --------------
  Total accumulated amortization         (1,369)         (1,077)
Trademark                                 1,100               -
                                  --------------  --------------
  Total intangible assets, net    $       9,331   $         823
                                  ==============  ==============

     Amortization expense for the three months ended December 31, 2005 and 2004 was $246,000 and $47,000, respectively. Amortization expense for the six months ended December 31, 2005 and 2004 was $293,000 and $95,000, respectively. The estimated amortization expense related to intangible assets for the next five fiscal years is (in thousands):

     Fiscal year:
        2007                      $1,088
        2008                       1,088
        2009                       1,088
        2010                         961
        2011                         898
                                  ------
                                  $5,123
                                  ======

14.  COMMITMENTS  AND  CONTINGENCIES

     Concurrent, from time to time, is involved in litigation incidental to the conduct of its business. Concurrent believes that such pending litigation will not have a material adverse effect on its results of operations or financial condition.

     Concurrent has entered into an agreement with a vendor in which the vendor will perform nonrecurring customization services. Concurrent may be obligated to pay as much as $750,000 for the completion of these services. Concurrent had made payments to this vendor totaling $429,000 as of December 31, 2005, and totaling $175,000 as of June 30, 2005. These amounts are recorded in the line item "Prepaid expenses and other current assets" at December 31, 2005 and June 30, 2005. This asset will be amortized over the estimated life of the new product.

     Concurrent enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers that often require Concurrent to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to Concurrent's products. For example, Concurrent was notified that certain of its customers were served with a complaint by Acacia Media Technologies, Corp. (U.S. District Court, Northern District of California) for allegedly infringing U.S. Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720, and 6,144,702 by
providing broadcast video and video-on-demand services to end user customers. Some of these customers have requested indemnification under their customer agreement. From time to time, Concurrent also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Concurrent's products and services or resulting from the acts or omissions of Concurrent, its employees, authorized agents or subcontractors. Concurrent continues to review its potential obligations under its indemnification agreements with these customers, in view of the claims by Acacia, and the indemnity obligations to these customers from other vendors that also provided systems and services to these customers.

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

OVERVIEW

     During the six months ended December 31, 2005, we used approximately $2.6 million in cash and cash equivalents from operations, and ended the quarter with $17.1 million in cash and cash equivalents. (Our cash balance benefited from the addition of $1.2 million from the acquisition of Everstream during the quarter.) The use of cash from operations during the six months ended December
31, 2005 was primarily due to operating losses, inventory purchases, and insurance prepayments in the six months ended December 31, 2005. We believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months. However, until our revenue increases and stabilizes, it is likely we will continue to use cash from operating activities. See further discussions in the "Liquidity and Capital Resources" section of this document.

     A recent trend has been a shift in on-demand revenue from large, new North American on-demand deployments to a mix of new international deployments; expansions of streams, ingest, and storage at previously deployed systems; and smaller, new North American on-demand deployments.

     Other trends in our business are detailed in our latest Form 10-K filed September 2, 2005.

RECENT  EVENTS

     On August 19, 2005, Concurrent entered into an Agreement and Plan of Merger with Stream Acquisition, Inc., Everstream, and certain selling stockholders of Everstream, as amended on August 26, 2005. The acquisition of Everstream pursuant to Merger Agreement was completed on October 11, 2005.

     Pursuant to the Merger Agreement, we issued 8,456,777 shares of our stock equal to approximately $14.375 million for the Everstream stock we did not already own (our existing Everstream stock was valued in the transaction at approximately $0.5 million), determined by dividing $14.375 million by $1.70, the average trading price of our stock for the 30 calendar days ending on the third calendar day prior to closing. As part of this purchase, we allocated approximately $4.8 million to goodwill and $8.8 million to intangibles, including developed technologies, customer relationships, and trademark.

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

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       DECEMBER 31,           DECEMBER 31,
                                                    2005        2004        2005        2004
                                                 ----------------------  ----------------------
                                                     (Unaudited)              (Unaudited)
Revenues:
  Product                                            67.6 %      73.5 %      67.6 %      70.4 %
  Service                                             32.4        26.5        32.4        29.6
                                                 ----------  ----------  ----------  ----------
    Total revenues                                   100.0       100.0       100.0       100.0

Cost of sales (% of respective sales category):
  Product                                             47.7        46.7        48.3        51.5
  Service                                             46.8        61.2        49.3        61.3
                                                 ----------  ----------  ----------  ----------
    Total cost of sales                               47.4        50.6        48.6        54.4

Gross margin                                          52.6        49.4        51.4        45.6

Operating expenses:
  Sales and marketing                                 22.5        20.4        23.9        22.9
  Research and development                            26.0        23.3        26.3        26.4
  General and administrative                          12.6        11.3        14.0        12.8
                                                 ----------  ----------  ----------  ----------
      Total operating expenses                        61.1        55.0        64.2        62.1
                                                 ----------  ----------  ----------  ----------

Operating loss                                        (8.5)       (5.6)      (12.8)      (16.5)

Impairment loss on minority investment                   -        (1.6)          -        (0.8)
Interest income - net                                  0.2         0.4         0.3         0.5
Other income (expense) - net                          (0.1)       (0.3)        1.9        (0.3)
                                                 ----------  ----------  ----------  ----------

Loss before income taxes                              (8.4)       (7.1)      (10.6)      (17.1)

Provision for income taxes                             0.1         0.1         0.2         0.2
                                                 ----------  ----------  ----------  ----------

Net loss                                             (8.5)%      (7.2)%     (10.8)%     (17.3)%
                                                 ==========  ==========  ==========  ==========

RESULTS OF OPERATIONS

THE THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2004

                                             THREE MONTHS ENDED
                                                DECEMBER 31,
                                         ------------------------
        (DOLLARS IN THOUSANDS)              2005         2004       $ CHANGE     % CHANGE
                                         -----------  -----------  -----------  ----------
Product revenues                         $   12,750   $   14,721   $   (1,971)     (13.4%)
Service revenues                              6,106        5,303          803        15.1%
                                         -----------  -----------  -----------  ----------
      Total revenues                         18,856       20,024       (1,168)      (5.8%)
Product cost of sales                         6,084        6,880         (796)     (11.6%)
Service cost of sales                         2,855        3,248         (393)     (12.1%)
                                         -----------  -----------  -----------  ----------
      Total cost of sales                     8,939       10,128       (1,189)     (11.7%)
                                         -----------  -----------  -----------  ----------
Product gross margin                          6,666        7,841       (1,175)     (15.0%)
Service gross margin                          3,251        2,055        1,196        58.2%
                                         -----------  -----------  -----------  ----------
      Total gross margin                      9,917        9,896           21         0.2%
Operating expenses:
  Sales and marketing                         4,234        4,087          147         3.6%
  Research and development                    4,900        4,672          228         4.9%
  General and administrative                  2,379        2,275          104         4.6%
                                         -----------  -----------  -----------  ----------
      Total operating expenses               11,513       11,034          479         4.3%
                                         -----------  -----------  -----------  ----------
Operating loss                               (1,596)      (1,138)        (458)       40.2%
Impairment loss on minority investment            -         (313)         313      NM  (1)
Interest income - net                            36           82          (46)     (56.1%)
Other expense - net                             (18)         (66)          48       NM (1)
                                         -----------  -----------  -----------  ----------
Loss before income taxes                     (1,578)      (1,435)        (143)       10.0%
Provision for income taxes                       26           12           14       116.7%
                                         -----------  -----------  -----------  ----------
Net loss                                 $   (1,604)  $   (1,447)  $     (157)       10.9%
                                         ===========  ===========  ===========  ==========

     (1) NM denotes percentage is not meaningful

     Product Sales. Total product sales for the three months ended December 31, 2005 were $12.7 million, a decrease of approximately $2.0 million, or 13.4%, from $14.7 million for the three months ended December 31, 2004. The decrease in product sales resulted from the $2.4 million, or 27.7%, decrease in on-demand product sales to $6.2 million in the quarter ended December 31, 2005 from $8.6 million in the quarter ended December 31, 2004. This decrease in on-demand product revenue was net of the additional revenue from Everstream products sold subsequent to the acquisition of Everstream. The decrease in on-demand product sales during the quarter ended December 31, 2005, as compared to the same period of the prior year was due to fewer international deployments, primarily in the Asia-Pacific region, that resulted in a $1.3 million reduction in on-demand product revenue and due to fewer new markets in North America, resulting in a $1.1 million reduction in on-demand product revenue. Fluctuation in on-demand revenue is often due to the fact that we have a small base of large customers making periodic large purchases that account for a significant percentage of revenue.

     Partially offsetting the decrease in on-demand product sales, real-time product sales increased approximately $0.4 million, or 6.5%, to $6.6 million in the quarter ended December 31, 2005 from $6.2 million in the quarter ended December 31, 2004. The increase in real-time product sales was primarily due to an increase in revenue from international and domestic customers due to growing demand for our Linux based products in addition to sales of our traditional product lines. We expect to maintain market share in our traditional real-time markets and expect to capture market share in new markets with our system solutions.

     Service Revenue. Service revenue increased $0.8 million, or 15.1%, to $6.1 million for the three months ended December 31, 2005 from $5.3 million for the three months ended December 31, 2004. The increase in service revenue is attributable to a $1.6 million, or 83.4% increase in service revenue associated with on-demand products. Service revenue associated with on-demand products increased partly due to the addition of Everstream service revenue in the current period. Everstream service revenue was primarily attributable to maintenance service on software products and integration and service performed after Concurrent's acquisition of Everstream. Furthermore, the on-demand business continues to recognize maintenance, installation, and training revenue on our expanding base of on-demand market deployments. As the warranty agreements that typically accompany the initial sale and installation of our on-demand systems expire, we anticipate selling new maintenance agreements to our customers.

     The increase in on-demand service revenues was partially offset by a $0.8 million, or 24.8%, decrease in service revenue related to real-time products. Service revenue associated with real-time products continued to decline primarily due to the expiration of maintenance contracts as legacy machines were removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue. We expect this trend of declining service for real-time products to continue into the foreseeable future.

     Product Gross Margin. Product gross margin was $6.7 million for the three months ended December 31, 2005, a decrease of approximately $1.2 million, or 15.0%, from $7.8 million for the three months ended December 31, 2004. Product gross margin as a percentage of product sales decreased to 52.3% in the three months ended December 31, 2005 from 53.3% in the three months ended December 31, 2004, primarily due to $0.2 million of additional amortization expense incurred during the current quarter related to acquired Everstream technology.

     Service Gross Margin. The gross margin on service revenue increased $1.2 million, or 58.2%, to $3.3 million, or 53.2% of service revenue in the three months ended December 31, 2005 from $2.1 million, or 38.8% of service revenue in the three months ended December 31, 2004. Increasing service margins are primarily due to service revenues generated by Everstream subsequent to the acquisition of Everstream. This new source of revenue provides higher service margins than we have traditionally experienced and we expect this revenue source to continue to have a favorable impact on service margins going forward, although we cannot be assured that they will continue at the same level achieved during the three months ended December 31, 2005. Service margins also increased during the three months ended December 31, 2005, as compared to the three months ended December 31, 2004, due to cost savings generated by our cost reduction initiative during the prior fiscal year. Service cost of sales decreased $0.4 million due to fewer service personnel in the current year, which resulted in a $0.3 million reduction in service related salaries, wages and benefits, and related prior period severance costs of $0.1 million. Severance expense recorded in the three months ended December 31, 2004 resulted from a reduction in service personnel as we scaled down the infrastructure that is necessary to fulfill declining real-time product related contractual obligations. The decline in contractual obligations results from the expiration of maintenance contracts as legacy machines are removed from service and replaced with machines that are less costly to maintain.

      Sales and Marketing. Sales and marketing expenses increased approximately $0.1 million, or 3.6% to $4.2 million in the three months ended December 31, 2005 from $4.1 million in the three months ended December 31, 2004. This increase is primarily due to a $0.3 million increase in commission expense resulting from the structure of commission agreements in the current year. Also during the quarter, we began including expenses from Everstream's sales force and amortization of Everstream's customer base, resulting in an additional $0.1 million of expense during the three months ended December 31, 2005, as compared to the same period in the prior year. These additional costs were partially offset by a $0.2 million reduction in salaries, wages and benefits resulting from the cost savings initiative implemented during the first half of the prior fiscal year.

     Research and Development. Research and development expenses increased $0.2 million, or 4.9% to $4.9 million in the three months ended December 31, 2005 from $4.7 million in the three months ended December 31, 2004. This increase is primarily because we began including expenses from Everstream's research and development group during the three months ended December 31, 2005. This resulted in an additional $0.8 million of research and development related salaries, wages, benefits, travel and facilities costs. These additional expenses were partially offset by a $0.5 million decrease in development subcontractors and engineering costs incurred in the three months ended December 31, 2004 that were no longer necessary to meet software development requirements for customers' business management functionality, resource management and client system monitoring.

     General and Administrative. General and administrative expenses increased $0.1 million, or 4.6% to $2.4 million in the three months ended December 31, 2005 from $2.3 million in the three months ended December 31, 2004. During the three months ended December 31, 2005, accounting services, primarily attributable to the additional internal and external audit work required for compliance with the Sarbanes-Oxley Act of 2002, increased by $0.1 million, as compared to the three months ended December 31, 2004. Furthermore, share-based compensation expense resulting from adoption of SFAS 123(R) increased by $0.1 million during the three months ended December 31, 2005, as compared to the same period of the prior year. These additional costs were partially offset by a $0.1 million reduction in salaries, wages and benefits resulting from the cost savings initiative implemented during the first half of the prior fiscal year.

     Impairment Loss on Minority Investment. During the quarter ended December 31, 2004, we became aware of circumstances that provided evidence of an "other than temporary" impairment of our then minority ownership investment in Everstream. Based upon an evaluation of the investment during this period, we recorded an impairment charge of $0.4 million in the Statement of Operations, and reduced our "Investment in minority owned company" to $140,000. Also during the three months ended December 31, 2004, an additional $0.1 million recovery of previously impaired Thirdspace assets was recognized, partially offsetting the $0.4 million impairment charge taken during the quarter.

     Provision for Income Taxes. We recorded income tax expense for our domestic and foreign subsidiaries of $26,000 in the quarter ended December 31, 2005, compared to $12,000 during the quarter ended December 31, 2004. Income tax expense during both periods is primarily attributable to income earned in foreign locations that cannot be offset by net operating loss carryforwards.

     Net Loss. The net loss for the three months ended December 31, 2005 was $1.6 million or $0.02 per basic and diluted share compared to a net loss for the three months ended December 31, 2004 of $1.4 million or $0.02 per basic and diluted share.

THE SIX MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2004

                                            SIX MONTHS ENDED
                                              DECEMBER 31,
                                         --------------------
         (DOLLARS IN THOUSANDS)            2005       2004     $ CHANGE   % CHANGE
                                         ---------  ---------  ---------  ---------
Product revenues                         $ 23,693   $ 26,308   $ (2,615)     (9.9%)
Service revenues                           11,370     11,046        324        2.9%
                                         ---------  ---------  ---------  ---------
      Total revenues                       35,063     37,354     (2,291)     (6.1%)
Product cost of sales                      11,452     13,547     (2,095)    (15.5%)
Service cost of sales                       5,600      6,772     (1,172)    (17.3%)
                                         ---------  ---------  ---------  ---------
      Total cost of sales                  17,052     20,319     (3,267)    (16.1%)
                                         ---------  ---------  ---------  ---------

Product gross margin                       12,241     12,761       (520)     (4.1%)
Service gross margin                        5,770      4,274      1,496       35.0%
                                         ---------  ---------  ---------  ---------
      Total gross margin                   18,011     17,035        976        5.7%

Operating expenses:
  Sales and marketing                       8,362      8,564       (202)     (2.4%)
  Research and development                  9,238      9,852       (614)     (6.2%)
  General and administrative                4,902      4,781        121        2.5%
                                         ---------  ---------  ---------  ---------
      Total operating expenses             22,502     23,197       (695)     (3.0%)
                                         ---------  ---------  ---------  ---------
Operating loss                             (4,491)    (6,162)     1,671      NM (1)
Impairment loss on minority investment          -       (313)       313      NM (1)
Interest income - net                          88        174        (86)    (49.4%)
Other income (expense) - net                  689       (101)       790      NM (1)
                                         ---------  ---------  ---------  ---------
Loss before income taxes                   (3,714)    (6,402)     2,688      NM (1)
Provision for income taxes                     73         66          7       10.6%
                                         ---------  ---------  ---------  ---------
Net loss                                 $ (3,787)  $ (6,468)  $  2,681     (41.5%)
                                         =========  =========  =========  =========

     (1)  NM  denotes  percentage  is  not  meaningful

     Product Sales. Total product sales for the six months ended December 31, 2005 were $23.7 million, a decrease of approximately $2.6 million, or 9.9%, from $26.3 million for the six months ended December 31, 2004. The decrease in product sales resulted from the $3.7 million, or 25.3%, decrease in on-demand product sales to $10.9 million in the six months ended December 31, 2005 from $14.6 million in the six months ended December 31, 2004. This decrease in on-demand product revenue was net of the additional revenue from Everstream products sold subsequent to the acquisition of Everstream. The decrease in on-demand product sales was primarily due to lower overall expansion of existing markets in North America during the six months ended December 31, 2005, as compared to the same period of the prior year. The reduction in North American domestic on-demand product revenue was partially offset by an increase in international sales volume during the six months ended December 31, 2005 that resulted in a $0.4 million increase in international on-demand product revenue, primarily in Europe, compared to the six months ended December 31, 2004. Fluctuation in on-demand revenue is often due to the fact that we have a small base of large customers making periodic large purchases that account for a significant percentage of revenue.

     Partially offsetting the decrease in on-demand product sales, real-time product sales increased approximately $1.1 million, or 9.3%, to $12.8 million during the six months ended December 31, 2005 from $11.7 million during the same period of the prior year. The increase in real-time product sales is primarily due to growing demand for our Linux based products in addition to sales of our traditional product lines. We expect to maintain market share in our traditional real-time markets and expect to capture market share in new markets with our system solutions.

     Service Revenue. Service revenue increased $0.3 million, or 2.9%, to $11.4 million for the six months ended December 31, 2005 from $11.0 million for the six months ended December 31, 2004. The increase in service revenue is attributable to a $1.7 million, or 39.3%, increase in service revenue associated with on-demand products. Service revenue associated with on-demand products increased partly due to the addition of Everstream service revenue in the current period. Everstream service revenue was primarily attributable to maintenance service on software products and integration and service performed after Concurrent's acquisition of Everstream. Furthermore, the on-demand business continues to recognize maintenance, installation, and training revenue on our expanding base of on-demand market deployments. As the warranty agreements that typically accompany the initial sale and installation of our on-demand systems expire, we anticipate selling new maintenance agreements to our customers.

     The increase in on-demand service revenues was partially offset by a $1.4 million, or 21.3%, decrease in service revenue related to real-time products. Service revenue associated with real-time products continued to decline primarily due to the expiration of maintenance contracts as legacy machines were removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue. We expect this trend of declining service for real-time products to continue into the foreseeable future.

     Product Gross Margin. Product gross margin was $12.2 million for the six months ended December 31, 2005, a decrease of approximately $0.5 million, or 4.1%, from $12.8 million for the six months ended December 31, 2004. Product gross margin as a percentage of product sales increased to 51.7% in the six months ended December 31, 2005 from 48.5% in the six months ended December 31, 2004. The increase in product margins is primarily due to a more favorable mix of software and hardware products within the domestic market in the current year and a prior year incentive discount provided to one of our North American cable customers who upgraded its older systems to our fourth generation architecture.

     Service Gross Margin. The gross margin on service revenue increased $1.5 million, or 35.0%, to $5.8 million, or 50.7% of service revenue in the six months ended December 31, 2005 from $4.3 million, or 38.7% of service revenue in the six months ended December 31, 2004. Increasing service margins are primarily due to service revenues generated by Everstream subsequent to the acquisition of Everstream. This new source of revenue provides higher service margins than we have traditionally experienced and we expect this revenue source to continue to have a favorable impact on service margins going forward, although we cannot be assured that they will continue at the same level achieved during the six months ended December 31, 2005. Service margins also increased during the six months ended December 31, 2005, as compared to the six months ended December 31, 2004, due to cost savings generated by our cost reduction initiative during the prior fiscal year. Service cost of sales decreased $1.2 million due to fewer service personnel in the current year, which resulted in a $1.1 million reduction in service related salaries, wages and benefits, and related prior period severance costs of $0.1 million. Severance expense recorded in the six months ended December 31, 2004 resulted from a reduction in service personnel as we scaled down the infrastructure that is necessary to fulfill declining real-time product related contractual obligations. The decline in contractual obligations results from the expiration of maintenance contracts as legacy machines are removed from service and replaced with machines that are less costly to maintain.

      Sales and Marketing. Sales and marketing expenses decreased approximately $0.2 million, or 2.4% to $8.4 million in the six months ended December 31, 2005 from $8.6 million in the six months ended December 31, 2004. This decrease is primarily due to a $0.3 million reduction in salaries, wages and benefits resulting from the cost savings initiative implemented during the six months ended December 31, 2004, and non-recurring severance of $0.2 million in the prior year. In addition, we reduced depreciation expense associated with demonstration equipment by $0.3 million during the six months ended December 31, 2005, as compared to the same period of the prior year, by exercising greater discipline over expenditures on such equipment. Partially offsetting these decreases, commission expense increased $0.5 million during the six months ended December 31, 2005, as compared to the same period of the prior year, due to the structure of commission agreements in the current year. Also during the six months ended December 31, 2005, we began including expenses from Everstream's sales force and amortization of Everstream's customer base, resulting in an additional $0.1 million of expense during the six months ended December 31, 2005.

     Research and Development. Research and development expenses decreased $0.6 million, or 6.2% to $9.2 million in the six months ended December 31, 2005 from $9.9 million in the six months ended December 31, 2004. During the six months ended December 31, 2005, we incurred $1.3 million less on development subcontractors and engineers because they were no longer necessary to meet software development requirements for customers' business management functionality, resource management and client system monitoring. In addition to the decreasing personnel costs, we also incurred $0.1 million less in severance costs as compared to the six months ended December 31, 2004. These decreasing costs from Concurrent's traditional research and development group were partially offset by the fact that we began including expenses from Everstream's research and development group during the six months ended December 31, 2005. This resulted in an additional $0.8 million of research and development related salaries, wages, benefits, travel and facilities costs.

     General and Administrative. General and administrative expenses increased $0.1 million or 2.5% to $4.9 million in the six months ended December 31, 2005 from $4.8 million in the six months ended December 31, 2004. During the six months ended December 31, 2005, accounting services, primarily attributable to the additional internal and external audit work required for compliance with the Sarbanes-Oxley Act of 2002, increased by $0.3 million, as compared to the six months ended December 31, 2004. Furthermore, share-based compensation expense resulting from adoption of SFAS 123(R) increased by $0.2 million during the six months ended December 31, 2005, as compared to the same period of the prior year. Offsetting these increasing costs, salaries wages and benefits decreased by $0.4 million and severance expense decreased by $0.1 million during the six months ended December 31, 2005, primarily due to the cost savings initiative during the first half of the prior year.

     Impairment Loss on Minority Investment. During the six months ended December 31, 2004, we became aware of circumstances that provided evidence of an "other than temporary" impairment of our then minority ownership investment in Everstream. Based upon an evaluation of the investment during this period, we recorded an impairment charge of $0.4 million in the Statement of Operations, and reduced our "Investment in minority owned company" to $140,000. Also during the three months ended December 31, 2004, an additional $0.1 million recovery of previously impaired Thirdspace assets was recognized, partially offsetting the $0.4 million impairment charge taken during the quarter.

     Other Income (Expense). During the six months ended December 31, 2005, we received a $0.7 million refund from the Australian Tax Authority. This refund related to previous withholding tax payments, over many years, on intercompany charges with our Australian subsidiary. Expense associated with previous payments was originally recorded to "other income (expense)" within our Consolidated Statement of Operations; therefore, we have recorded the refund to "other income (expense)" within our Consolidated Statement of Operations.

     Provision for Income Taxes. We recorded income tax expense for our domestic and foreign subsidiaries of $73,000 in the six months ended December 31, 2005, compared to $66,000 during the six months ended December 31, 2004. Income tax expense during both periods is primarily attributable to income earned in foreign locations that cannot be offset by net operating loss carryforwards.

     Net Loss. The net loss for the six months ended December 31, 2005 was $3.8 million or $0.06 per basic and diluted share compared to a net loss for the six months ended December 31, 2004 of $6.5 million or $0.10 per basic and diluted share.

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

Uses  and  sources  of  cash

     We used $2.6 million of cash from operating activities during the six months ended December 31, 2005 compared to using $6.9 million of cash during the same period of the prior year. The use of cash from operations was primarily due to operating losses, inventory purchases, and insurance prepayments in the six months ended December 31, 2005. Prior period cash usage resulted from both operating losses and changes in working capital.

     We invested $0.6 million in property, plant and equipment during the six months ended December 31, 2005 compared to $0.9 million during the six months ended December 31, 2004. Capital additions during each of these periods related primarily to product development and testing equipment. We expect to continue at a slightly higher level of capital additions during the remainder of this fiscal year. Also, we received $1.2 million of cash during the six months ended December 31, 2005 from our acquisition of Everstream on October 11, 2005.

     During the quarter ended December 31, 2004, we executed a Loan and Credit Agreement with Silicon Valley Bank. The Credit Agreement provides for a two year $10 million revolving credit line and a three year $3 million term loan. As of December 31, 2005, we had no amounts drawn under the Revolver and had drawn down the entire $3.0 million, of which $467,000 has been repaid during the six months ended December 31, 2005, under the Term Loan. Interest on all outstanding amounts under the Revolver would be payable monthly at the prime rate (7.25% at December 31, 2005) plus 3.25% per annum, and interest on all outstanding amounts under the Term Loan is payable monthly at a rate of 8.0% per annum. The Term Loan is repayable in 36 equal monthly principal and interest installments of $94,000 and the outstanding principal of the Revolver would be due on December 23, 2006, unless the Revolver was terminated earlier in accordance with its terms.

     In addition, the Credit Agreement contains certain financial covenants, including required financial ratios and a minimum tangible net worth, and customary restrictive covenants concerning our operations. As of December 31, 2005, we were in compliance with these covenants. Based on the borrowing formula and our financial position as of December 31, 2005, $8.4 million would have been available to us under the Revolver.

     At December 31, 2005, we had working capital of $21.0 million and had no material commitments for capital expenditures compared to working capital of $22.9 million at June 30, 2005. We believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months. However, until our revenue increases and stabilizes, it is likely that we will continue to use cash from operating activities. As part of our cost reduction initiative implemented during the prior fiscal year, we reduced our breakeven point, but the acquisition of Everstream is expected to increase our quarterly operating expenses by approximately $1 million. If revenues do not reach these breakeven levels, we will continue to use cash. If this situation continues, we may need to raise additional funds through an offering of stock or debt, in addition to our Credit Agreement. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.

CONTRACTUAL  OBLIGATIONS  AND  COMMERCIAL  COMMITMENTS

     The following table summarizes our significant contractual obligations and commitments, by fiscal year, as of December 31, 2005:

                                                     PAYMENTS DUE BY FISCAL YEAR
                                         ---------------------------------------------------
                                                        (DOLLARS IN THOUSANDS)
CONTRACTUAL OBLIGATIONS                  TOTAL    2006   2007-2008   2009-2010   THEREAFTER
-----------------------------------------------  ------  ----------  ----------  -----------
Operating leases                         $2,117  $  730  $    1,294  $       93  $         -
Term note obligation                      2,070     487       1,583           -            -
Interest payments related to term note      180      76         104           -            -
Pension plan                              2,004      79         393         438        1,094
Non-binding purchase commitment (a)         321     321           -           -            -
                                         ------  ------  ----------  ----------  -----------
TOTAL                                    $6,692  $1,693  $    3,374  $      531  $     1,094
                                         ======  ======  ==========  ==========  ===========

(a) This is a purchase commitment with a supplier for Concurrent to pay for nonrecurring customization costs. If Concurrent does not purchase a specified number of products from the supplier, then Concurrent is not obligated to pay the entire amount.


     CAUTIONARY  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

     Certain statements made or incorporated by reference in this quarterly report may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of forward looking statements in this quarterly report include, without limitation, our expectation with regard to future revenues and revenue growth, anticipated growth in the markets for our on-demand and real-time products, anticipated positive results, and the performance of our products. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.

     Such risks and uncertainties include our ability to realize expected synergies, achieve revenue goals, and win new opportunities. In addition, the risks and uncertainties which could affect our financial condition or results of operations include, without limitation: our ability to keep our customers satisfied; availability of video-on-demand content; delays or cancellations of customer orders; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products; rapid technology changes; system errors or failures; reliance on a limited number of suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the highly competitive environment in which we operate and predatory pricing pressures; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new on-demand and real-time products; the availability of Linux software in light of issues raised by SCO Group, the success of our relationship with Alcatel; capital spending patterns by a limited customer base; the integration of Everstream; and contractual obligations that could impact revenue recognition.

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

ITEM 3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We are exposed to the impact of interest rate changes on our short-term cash investments, which are backed by U.S. government obligations, and other investments in respect of institutions with the highest credit ratings, all of which have maturities of three months or less. These short-term investments carry a degree of interest rate risk. We believe that the impact of a 10% increase or decline in interest rates would not be material to our investment income. We are also exposed to fluctuations in interest rates as we seek debt to sustain our operations. At December 31, 2005, 100% of our debt was in fixed-rate instruments, as our variable rate revolving credit facility was unfunded. We consider the fair value of all financial instruments not to be materially different from their carrying value at quarter end.

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

PART II  OTHER  INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS

      From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not presently involved in any material litigation. Other matters pending are disclosed in our Form 10-K for the year ended June 30, 2005 and in Note 14 to the Condensed Consolidated Financial Statements for the three and six months ended December 31, 2005.

ITEM 2.  UNREGISTERED  SALE  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     On October 11, 2005, we issued an aggregate of 8,456,777 shares of our common stock in connection with the acquisition of Everstream Holdings, Inc. The offer and sale of these securities were effected without registration in reliance on the exemption afforded by Section 3(a) (10) of the Securities Act of 1933, as amended. The issuance was approved, after a hearing of the terms and conditions of the transaction, by the Division of Securities of the State of Ohio under authority to grant such approval as expressly authorized by the laws of the State of Ohio.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Concurrent's Annual Meeting of Stockholders was held on October 18, 2005. The results of the voting were as follows:

     - The following persons were elected as directors to serve until the next annual meeting of stockholders: Alex B. Best (56,935,583 votes for, 3,055,032 votes withheld), Charles Blackmon (54,043,538 votes for, 5,947,083 votes withheld), Larry L. Enterline (58,975,842 votes for, 1,014,779 votes withheld), C. Shelton James (58,749,063 votes for, 1,241,558 votes withheld), Steve G. Nussrallah (58,313,479 votes for, 1,677,142 votes withheld), and T. Gary Trimm (59,009,387 votes for, 981,234 votes withheld).

     - The selection by the Audit Committee of Deloitte & Touch LLP as Concurrent's independent auditors for the fiscal year ending June 30, 2006 was ratified (59,621,795 votes for, 293,856 votes against, 74,938 votes abstained).

ITEM 6.  EXHIBITS

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

4.2     --Form of Rights Certificate (incorporated by reference to the Registrant's Current Report on Form 8-
        K/A filed on August 12, 2002).


4.3     --Amended and Restated Rights Agreement dated as of August 7, 2002 between the Registrant and
        American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the
        Registrant's Current Report on Form 8-K/A filed on August 12, 2002).

10.1**  --Description of Amendment to Employment Agreements with certain Executive Officers.

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


Date: February 6, 2006              CONCURRENT COMPUTER CORPORATION




                                    By:  /s/ Gregory S. Wilson
                                       --------------------------
                                    Gregory S. Wilson
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

4.2     --Form of Rights Certificate (incorporated by reference to the Registrant's Current Report on Form 8-
        K/A filed on August 12, 2002).

4.3     --Amended and Restated Rights Agreement dated as of August 7, 2002 between the Registrant and
        American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the
        Registrant's Current Report on Form 8-K/A filed on August 12, 2002).

10.1**  --Description of Amendment to Employment Agreements with certain Executive Officers.

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