Form 10-Q
period 2006-03-31
CONCURRENT COMPUTER CORP/DE
filed 2006-05-05
CIK 749038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q

          (Mark One)
           [X]    Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2006

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
           (State or other jurisdiction             (I.R.S. Employer
         of incorporation or organization)         Identification No.)

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

                               Yes  [X]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]   Accelerated Filer [X]   Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes  [ ]     No [X]

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of April 24, 2006 was 72,166,000.

                                   CONCURRENT COMPUTER CORPORATION
                                              FORM 10-Q
                         FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2006

                                          TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
                                    PART I - FINANCIAL INFORMATION
                                    ------------------------------
ITEM1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                     2
          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
ITEM2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS                                                                     17
ITEM3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     26
ITEM4.  CONTROLS AND PROCEDURES                                                        26
                                     PART II - OTHER INFORMATION
                                     ----------------------------
ITEM1.  LEGAL PROCEEDINGS                                                              26
ITEM6.  EXHIBITS                                                                       26
       EX-31.1 SECTION 302 CERTIFICATION OF CEO
       EX-31.2 SECTION 302 CERTIFICATION OF CFO
       EX-32.1 SECTION 906 CERTIFICATION OF CEO
       EX-32.2 SECTION 906 CERTIFICATION OF CFO

PART I  FINANCIAL  INFORMATION

ITEM 1.  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                              CONCURRENT COMPUTER CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                   (DOLLARS IN THOUSANDS)

                                                                     MARCH 31,    JUNE 30,
                                                                       2006         2005
                                                                    -----------  ----------
        ASSETS
Current assets:
  Cash and cash equivalents                                         $   14,811   $  19,880
  Accounts receivable, less allowance for doubtful accounts
    of $191 at March 31, 2006 and $200 at June 30, 2005                 19,978      16,577
  Inventories - net                                                      5,245       5,071
  Deferred tax asset - net                                                 213         226
  Prepaid expenses and other current assets                              1,813         858
                                                                    -----------  ----------
    Total current assets                                                42,060      42,612

Property, plant and equipment - net                                      6,570       8,319
Intangible assets - net                                                  9,059         823
Goodwill                                                                15,590      10,744
Investment in minority owned company                                         -         140
Other long-term assets - net                                             1,106       1,339
                                                                    -----------  ----------
    Total assets                                                    $   74,385   $  63,977
                                                                    ===========  ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                             $   12,591   $  12,055
  Notes payable to bank, current portion                                 1,013         954
  Deferred revenue                                                       7,714       6,692
                                                                    -----------  ----------
    Total current liabilities                                           21,318      19,701
Long-term liabilities:
  Deferred revenue                                                       1,944       2,349
  Notes payable to bank, less current portion                              815       1,583
  Pension liability                                                      1,831       1,705
  Other                                                                    277         286
                                                                    -----------  ----------
    Total liabilities                                                   26,185      25,624

Commitments and contingencies (Note 14)

Stockholders' equity:
  Shares of common stock, par value $.01; 100,000,000 authorized;
    71,464,610 and 63,642,646 issued and outstanding at
    March 31, 2006 and June 30, 2005, respectively                         715         637
  Capital in excess of par value                                       189,164     175,769
  Accumulated deficit                                                 (141,290)   (136,455)
  Treasury stock                                                           (27)          -
  Unearned compensation                                                      -      (1,562)
  Accumulated other comprehensive loss                                    (362)        (36)
                                                                    -----------  ----------
    Total stockholders' equity                                          48,200      38,353
                                                                    -----------  ----------
    Total liabilities and stockholders' equity                      $   74,385   $  63,977
                                                                    ===========  ==========

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                                      CONCURRENT COMPUTER CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             MARCH 31,                  MARCH 31,
                                                        2006          2005          2006          2005
                                                    ------------  ------------  ------------  ------------
Revenues:
  Product                                           $    15,133   $    14,391   $    38,826   $    40,699
  Service                                                 5,500         5,458        16,870        16,504
                                                    ------------  ------------  ------------  ------------
    Total revenues                                       20,633        19,849        55,696        57,203

Cost of sales:
  Product                                                 7,456         5,747        18,908        19,294
  Service                                                 2,944         3,132         8,544         9,904
                                                    ------------  ------------  ------------  ------------
    Total cost of sales                                  10,400         8,879        27,452        29,198
                                                    ------------  ------------  ------------  ------------

Gross margin                                             10,233        10,970        28,244        28,005

Operating expenses:
  Sales and marketing                                     4,053         4,333        12,415        12,897
  Research and development                                4,852         4,447        14,090        14,299
  General and administrative                              2,395         2,363         7,297         7,144
                                                    ------------  ------------  ------------  ------------
    Total operating expenses                             11,300        11,143        33,802        34,340
                                                    ------------  ------------  ------------  ------------

Operating loss                                           (1,067)         (173)       (5,558)       (6,335)

Impairment loss on minority investment                        -             -             -          (313)
Interest income                                             116           109           335           297
Interest expense                                            (67)          (75)         (198)          (89)
Other income (expense)                                      (16)          (36)          673          (137)
                                                    ------------  ------------  ------------  ------------

Loss before income taxes                                 (1,034)         (175)       (4,748)       (6,577)

Provision for income taxes                                   14             2            87            68
                                                    ------------  ------------  ------------  ------------

Net loss                                            $    (1,048)  $      (177)  $    (4,835)  $    (6,645)
                                                    ============  ============  ============  ============

Net loss per share
    Basic                                           $     (0.01)  $     (0.00)  $     (0.07)  $     (0.11)
                                                    ============  ============  ============  ============
    Diluted                                         $     (0.01)  $     (0.00)  $     (0.07)  $     (0.11)
                                                    ============  ============  ============  ============
    Weighted average shares outstanding - basic          71,373        62,758        68,153        62,728
                                                    ============  ============  ============  ============
    Weighted average shares outstanding - diluted        71,373        62,758        68,153        62,728
                                                    ============  ============  ============  ============

      The accompanying notes are an integral part of the condensed consolidated financial statements.

                           CONCURRENT COMPUTER CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (DOLLARS IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                      MARCH 31,
                                                                   2006      2005
                                                                 --------  ---------
OPERATING ACTIVITIES
Net loss                                                         $(4,835)  $ (6,645)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                                    3,733      4,055
  Share-based compensation                                           404        197
  Impairment loss on minority investments                              -        313
  Other non-cash expenses                                             15         28
  Changes in operating assets and liabilities:
    Accounts receivable                                           (2,602)    (8,157)
    Inventories                                                     (130)     2,892
    Prepaid expenses and other current assets                     (1,085)      (574)
    Other long-term assets                                           234        222
    Accounts payable and accrued expenses                           (389)     2,329
    Deferred revenue                                                 438     (4,973)
    Other long-term liabilities                                      117        139
                                                                 --------  ---------
  Total adjustments to net loss                                      735     (3,529)
                                                                 --------  ---------
Net cash used in operating activities                             (4,100)   (10,174)

INVESTING ACTIVITIES
  Capital expenditures                                            (1,360)    (1,247)
  Cash received from acquisition of Everstream                     1,159          -
                                                                 --------  ---------
Net cash used in investing activities                               (201)    (1,247)

FINANCING ACTIVITIES
  Repayment of note payable to bank                                 (709)      (238)
  Proceeds from note payable to bank, net of issuance expenses         -      2,930
  Repayment of capital lease obligation                                -        (49)
  Sale (purchase) of treasury stock                                  (25)        28
  Proceeds from sale and issuance of common stock                    251         57
                                                                 --------  ---------
Net cash provided by (used in) financing activities                 (483)     2,728

Effect of exchange rates on cash and cash equivalents               (285)       593
                                                                 --------  ---------

Decrease in cash and cash equivalents                             (5,069)    (8,100)
Cash and cash equivalents at beginning of period                  19,880     27,928
                                                                 --------  ---------
Cash and cash equivalents at end of period                       $14,811   $ 19,828
                                                                 ========  =========

Cash paid during the period for:
  Interest                                                       $   184   $     54
                                                                 ========  =========
  Income taxes (net of refunds)                                  $    18   $    331
                                                                 ========  =========
Non-cash investing activities:
  Shares issued in acquisition of Everstream                     $14,375   $      -
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

     Concurrent's on-demand product line provides on-demand systems consisting of hardware and software that provide monitoring and operations management for on-demand TV and integration services, primarily to residential cable companies that have upgraded their networks to support interactive, digital services.

     Concurrent's real-time product line provides high-performance, real-time operating systems and development tools to commercial and government customers for use with a wide range of applications that benefit from guaranteed, instantaneous response and repeatability.

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

     Recently  Issued  Accounting  Pronouncements

     In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations - An Interpretation of FASB Statement No. 143 ("FIN 47"). The FASB issued FIN 47 to address diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 concludes that an entity must recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the entity can reasonably estimate the liability's fair value. FIN 47 is effective for all fiscal years ending after December 15, 2005. Concurrent will adopt FIN 47 during the final quarter of its fiscal year ended June 30, 2006 and is currently evaluating the impact of FIN 47 on its consolidated financial statements.

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

3.   BASIC  AND  DILUTED  NET  INCOME  (LOSS)  PER  SHARE

     Basic net income (loss) per share is computed in accordance with SFAS No. 128, "Earnings Per Share" by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive. Common share equivalents of 7,677,000 and 6,727,000 for the three months ended March 31, 2006 and 2005, respectively, were excluded from the calculation as their effect was antidilutive. Common share equivalents of 7,894,000 and 6,418,000 for the nine months ended March 31, 2006 and 2005, respectively, were excluded from the calculation as their effect was antidilutive. The following table presents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 MARCH 31,                   MARCH 31,
                                                             2006          2005          2006          2005
                                                         ------------  ------------  ------------  ------------
Basic and diluted earnings per share (EPS) calculation:
    Net loss                                             $    (1,048)  $      (177)  $    (4,835)  $    (6,645)
                                                         ============  ============  ============  ============

Basic weighted average number of shares outstanding           71,373        62,758        68,153        62,728
  Effect of dilutive securities:
    Employee stock options                                         -             -             -             -
                                                         ------------  ------------  ------------  ------------
Diluted weighted average number of shares outstanding         71,373        62,758        68,153        62,728
                                                         ============  ============  ============  ============
Basic EPS                                                $     (0.01)  $     (0.00)  $     (0.07)  $     (0.11)
                                                         ============  ============  ============  ============
Diluted EPS                                              $     (0.01)  $     (0.00)  $     (0.07)  $     (0.11)
                                                         ============  ============  ============  ============

4.   SHARE-BASED COMPENSATION

     At March 31, 2006, Concurrent had share-based employee compensation plans which are described in Note 13 of the consolidated financial statements included in Concurrent's Annual Report on Form 10-K for the year ended June 30, 2005. Option awards are granted with an exercise price equal to the market price of Concurrent's stock at the date of grant. Effective July 1, 2005, Concurrent adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires the recognition of the fair value of stock compensation in the Statement of Operations. Concurrent recognizes stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of Concurrent's stock compensation is accounted for as equity instruments. Prior to July 1, 2005, Concurrent accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.

     Concurrent has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. Unrecognized expense of awards not yet vested at the date of adoption shall be recognized in the Statement of Operations in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, "Accounting for Stock-Based Compensation," as disclosed in Concurrent's previous filings. As a result of adopting SFAS 123R, Concurrent's operating losses, losses before income taxes, and net losses for the three and nine months ended March 31, 2006 are $50,000 and $222,000 greater, respectively, than if Concurrent had continued to account for share-based compensation under APB 25 for the three and nine months ended March 31, 2006. Adoption of SFAS 123R did not have a material impact on loss per share and the Statement of Cash Flows during the three and nine months ended March 31, 2006.

     Concurrent recorded $33,000 and $404,000 of share-based compensation related to vested stock options and restricted stock in the Statement of Operations during the three and nine months ended March 31, 2006, respectively. For the three and nine months ended March 31, 2005, Concurrent recognized $78,000 and $197,000 of share-based compensation expense under APB 25 in the Statement of Operations related to the issuance of restricted stock awards.

     The following table illustrates the effect on net loss and loss per share if Concurrent had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year period (dollars in thousands, except per-share data).

                                                                THREE MONTHS    NINE MONTHS
                                                                   ENDED           ENDED
                                                                 MARCH 31,       MARCH 31,
                                                                    2005           2005
                                                               -----------------------------
Net loss as reported                                           $        (177)  $     (6,645)

  Add: employee share-based compensation included in reported
  net loss                                                                78            197
  Less: employee share-based compensation under SFAS No. 123            (883)        (2,781)
                                                               --------------  -------------
  Pro forma net loss                                           $        (982)  $     (9,229)
                                                               ==============  =============

Net loss per share:

  Basic and diluted net loss per share - as reported           $       (0.00)  $      (0.11)
                                                               ==============  =============

  Basic and diluted net loss per share - pro forma             $       (0.02)  $      (0.15)
                                                               ==============  =============

     Concurrent uses the Black-Scholes valuation model to estimate the fair value of each option award on the date of grant. Concurrent did not issue any stock options, restricted stock awards or other share-based compensation during the three months ended March 31, 2006. During the nine months ended March 31, 2006, Concurrent issued 60,000 stock options with immediate vesting and issued no restricted stock awards. The weighted-average grant-date fair value of the options granted under the stock option plans during this period was $1.58. The weighted-average assumptions used were: expected dividend yield of 0.0%; risk-free interest rate of 4.4%; expected life of 6 years; and an expected volatility of 83.3%.

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

     Based on historical experience of option pre-vesting cancellations, Concurrent has assumed an annualized forfeiture rate of 10% for unvested options granted prior to July 1, 2005. Concurrent has assumed a 0% forfeiture rate on options granted during the nine months ended March 31, 2006, as these options vested immediately. Under the true-up provisions of SFAS 123R, Concurrent will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

     A summary of option activity under the plans as of March 31, 2006, and changes during the nine months then ended is presented below:

                                                                   WEIGHTED-
                                                      WEIGHTED-     AVERAGE
                                                       AVERAGE     REMAINING   AGGREGATE
                                                       EXERCISE   CONTRACTUAL  INTRINSIC
               OPTIONS                      SHARES      PRICE        TERM        VALUE
----------------------------------------------------  ----------  -----------  ----------
Outstanding as of July 1, 2005            6,877,062   $     4.68
Granted                                      60,000         1.58
Exercised                                  (117,299)        2.06
Forfeited or expired                       (353,207)        5.66
                                          ----------  ----------
Outstanding as of March 31, 2006          6,466,556   $     4.64         5.65  $5,037,000
                                          ==========  ==========  ===========  ==========
Vested and exercisable at March 31, 2006  5,916,806   $     4.93         5.40  $4,116,000
                                          ==========  ==========  ===========  ==========

     Total compensation cost of options granted but not yet vested as of March 31, 2006 is $486,000, which is expected to be recognized over the weighted average period of 2.4 years.

     Concurrent issued 1,041,000 shares of restricted stock during the nine months ended March 31, 2005. A portion of the restricted stock vests over time (four years) and a portion vests based upon performance criteria. Because a portion of this restricted stock is performance based, that portion was accounted for using variable accounting, requiring interim estimates of compensation expense, prior to adoption of SFAS 123R. Effective July 1, 2005, Concurrent records expense for remaining unvested performance-based restricted stock awards, based upon the grant date fair-value and an assessment of whether the performance criteria will ultimately be met. A summary of the status of Concurrent's non-vested shares as of March 31, 2006, and changes during the nine months ended March 31, 2006, is presented below:

                                               WEIGHTED-
                                                AVERAGE
                                              GRANT-DATE
     NON-VESTED SHARES              SHARES    FAIR-VALUE
     ----------------------------  ---------  -----------

     Non-vested at July 1, 2005     872,486   $      1.87
     Granted                              -             -
     Vested                        (125,374)         1.87
     Forfeited                      (70,301)         1.87
                                   ---------  -----------
     Non-vested at March 31, 2006   676,811   $      1.88
                                   =========  ===========

     Total compensation cost of restricted stock awards issued, but not yet vested as of March 31, 2006 is $873,000, which is expected to be recognized over the weighted average period of 2.6 years.

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

5.   INVENTORIES

     Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method. Concurrent establishes excess and obsolete inventory reserves based upon historical and anticipated usage. The components of inventories are as follows (in thousands):

                          MARCH 31,   JUNE 30,
                            2006       2005
                         ----------  ---------
     Raw materials, net  $    4,191  $   3,599
     Work-in-process            633        864
     Finished goods             421        608
                         ----------  ---------
                         $    5,245  $   5,071
                         ==========  =========

     At March 31, 2006 and June 30, 2005, some portion of Concurrent's inventory was in excess of the current requirements based upon the planned level of sales for future years. Accordingly, Concurrent had inventory valuation allowances for raw materials of $1.6 million and $2.0 million at March 31, 2006 and June 30, 2005, respectively, to reduce the value of the inventory to its estimated net realizable value.

6.  INVESTMENTS IN AND RECEIVABLE FROM MINORITY OWNED COMPANIES

     In March 2002, Concurrent purchased a 14.4% equity ownership interest in Thirdspace Living Limited ("Thirdspace"). Concurrent invested $4.0 million in cash and the equivalent of $3.0 million in its common stock in exchange for 1,220,601 series C shares of Thirdspace. In addition to the equity investment, Concurrent also loaned Thirdspace $6.0 million in exchange for two $3.0 million long-term notes receivable. In fiscal year 2003, Concurrent recorded a $13.0 million net impairment charge due to an "other-than-temporary" decline in the market value of the investment in Thirdspace. In May 2003, Thirdspace sold the majority of its assets to Alcatel Telecom Ltd. As a result of the sale of these certain assets, Concurrent received proceeds in fiscal years 2004 and 2005 that were recorded as a reduction to the impairment loss.

     Thirdspace's only significant remaining asset is a right to 40% of amounts recovered by nCube Corporation, now part of C-Cor, Incorporated ("nCube"), if any, from the lawsuit brought by nCube against SeaChange International, Inc., alleging patent infringement. On January 9, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court's decision in favor of nCube. The likelihood of collecting this asset, and the amount and timing of such collection is uncertain and as a result Concurrent has not recorded the gain contingency. Pursuant to the sale of the assets of Thirdspace to Alcatel, Concurrent believes that it has the right to the first approximately $3.0 million of such recovery, if any. Beyond any such recovery, Concurrent does not anticipate further cash proceeds related to the liquidation of Thirdspace's remaining assets.

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

7.   ACCOUNTS  PAYABLE  AND  ACCRUED  EXPENSES

     The components of accounts payable and accrued expenses are as follows (in thousands):

                                           MARCH 31,   JUNE 30,
                                              2006       2005
                                           ----------  ---------
     Accounts payable, trade               $    5,526  $   4,727
     Accrued payroll, vacation, severance
       and other employee expenses              4,432      4,143
     Warranty accrual                             394        702
     Other accrued expenses                     2,239      2,483
                                           ----------  ---------
                                           $   12,591  $  12,055
                                           ==========  =========

     Concurrent's estimate of warranty obligations is based on historical experience and expectation of future conditions. The changes in the warranty accrual during the nine months ended March 31, 2006 were as follows (in thousands):

     Balance at June 30, 2005       $ 702
     Charged to costs and expenses     37
     Deductions                      (345)
                                    ------
     Balance at March 31, 2006      $ 394
                                    ======

8.   COMPREHENSIVE LOSS

     Concurrent's  total  comprehensive  loss  is  as  follows  (in  thousands):

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       MARCH 31,                  MARCH 31,
                                                  2006          2005          2006          2005
                                              ------------  ------------  ------------  ------------
Net loss                                      $    (1,048)  $      (177)  $    (4,835)  $    (6,645)

Other comprehensive income (loss):
  Foreign currency translation income (loss)           20          (335)         (326)          591
                                              ------------  ------------  ------------  ------------

Total comprehensive loss                      $    (1,028)  $      (512)  $    (5,161)  $    (6,054)
                                              ============  ============  ============  ============

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

     The following summarizes the revenues by geographic locations for the three and nine months ended March 31, 2006 (in thousands):

                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                              MARCH 31,                 MARCH 31,
                                          2006         2005         2006         2005
                                       -----------  -----------  -----------  -----------
     United States                     $    14,800  $    12,725  $    38,544  $    40,860

         Japan                               2,291        4,937        4,416        7,962
         Other Asia Pacific countries          388          260        1,843        1,918
                                       -----------  -----------  -----------  -----------
     Asia Pacific                            2,679        5,197        6,259        9,880

     Europe                                  2,640        1,880        9,653        6,157

     Other                                     514           47        1,240          306
                                       -----------  -----------  -----------  -----------
           Total revenue               $    20,633  $    19,849  $    55,696  $    57,203
                                       ===========  ===========  ===========  ===========

     In addition, the following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for any one of the indicated periods:

                    THREE MONTHS ENDED        NINE MONTHS ENDED
                        MARCH 31,                 MARCH 31,
                    2006         2005         2006         2005
                 -----------  -----------  -----------  -----------
     Customer A          19%          12%          14%          15%
     Customer B          16%           3%          16%           3%
     Customer C          16%          20%          14%          18%
     Customer D           5%          16%           2%           8%

     Concurrent assesses credit risk through ongoing credit evaluations of customers' financial condition and collateral is generally not required. At
March 31, 2006, one customer accounted for $3,556,000 or 18% of trade receivables, a second customer accounted for $2,969,000 or 15% of trade receivables, and a third customer accounted for $2,592,000 or 13% of trade receivables. At June 30, 2005, one customer accounted for $3,219,000 or 19% of trade receivables and a second customer accounted for $1,974,000 or 12% of trade receivables. No other customers accounted for 10% or more of trade receivables as of March 31, 2006 or June 30, 2005.

     Concurrent sometimes purchases product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms. For the three months ended March 31, 2006, purchases from each of two suppliers were in excess of 10% of Concurrent's total purchases. These two suppliers accounted for 32% and 26% of Concurrent's purchases during the three months ended March 31, 2006. Also, for the three months ended March 31, 2005, purchases from three suppliers were in excess of 10% of Concurrent's total purchases. These three suppliers accounted for 32%, 20% and 10% of Concurrent's purchases during the three months ended March 31, 2005. For the nine months ended March 31, 2006, purchases from two suppliers were in excess of 10% of Concurrent's total purchases. These two suppliers accounted for 24% and 23% of Concurrent's purchases during the nine months ended March 31, 2006. Also, for the nine months ended March 31, 2005, purchases from two suppliers were in excess of 10% of Concurrent's total purchases. These two suppliers accounted for 26% and 20% of Concurrent's purchases during the nine months ended March 31, 2005.

10.  TERM  LOAN  AND  REVOLVING  CREDIT  FACILITY

     On December 23, 2004, Concurrent executed a Loan and Security Agreement ("Credit Agreement") with Silicon Valley Bank ("SVB"). The Credit Agreement provides for a two year maximum of $10,000,000 revolving credit line ("Revolver") and a three year $3,000,000 term loan ("Term Loan") and is secured by substantially all of the assets of Concurrent. Based on the borrowing formula and Concurrent's financial position as of March 31, 2006, $9.4 million would have been available to Concurrent under the Revolver. The Revolver and the Term Loan expire on December 23, 2006, and December 23, 2007, respectively. Both agreements can be terminated earlier upon a default, as defined in the Credit Agreement. As of March 31, 2006, Concurrent had no amounts drawn under the Revolver and the balance of the Term Loan was as follows (in thousands):

                                 MARCH 31,   JUNE 30,
                                   2006       2005
                                ----------  ---------
     Term note                  $    1,828  $   2,537

     Less current portion            1,013        954
                                ----------  ---------
          Total long-term debt  $      815  $   1,583
                                ==========  =========

     Interest on any outstanding amounts under the Revolver would be payable monthly at the prime rate (7.75% at March 31, 2006) plus 3.25% per annum, and interest on all outstanding amounts under the Term Loan is payable monthly at a rate of 8.0% per annum. The Term Loan is repayable in 36 equal monthly principal and interest installments of $94,000 and the outstanding principal of the Revolver would be due on December 23, 2006, unless the Revolver was terminated earlier in accordance with its terms.

     In addition, the Credit Agreement contains certain financial covenants, including required financial ratios and a minimum tangible net worth, and customary restrictive covenants concerning Concurrent's operations. Concurrent was in compliance with these covenants at March 31, 2006.

11.  RETIREMENT  PLANS

     The following table provides a detail of the components of net periodic benefit cost for the three and nine months ended March 31, 2006 and 2005 (in thousands):

                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 MARCH 31,                   MARCH 31,
                                                            2006          2005          2006          2005
                                                        ------------  ------------  ------------  ------------
Service cost                                            $         7   $         7   $        21   $        20
Interest cost                                                    47            53           141           154
Expected return on plan assets                                  (15)          (23)          (45)          (66)
Amortization of unrecognized net transition obligation            8             8            24            24
Recognized actuarial loss                                         -             1             -             2
                                                        ------------  ------------  ------------  ------------
Net periodic benefit cost                               $        47   $        46   $       141   $       134
                                                        ============  ============  ============  ============

     Concurrent contributed $17,000 and $51,000 to its German subsidiary's defined benefit plan during the three and nine months ended March 31, 2006, and expects to make similar contributions during the remaining quarter of fiscal 2006. Concurrent contributed $21,000 and $60,000 to its German subsidiary's defined benefit plan during the three and nine months ended March 31, 2005, respectively.

     Concurrent maintains a retirement savings plan, available to U.S. employees, which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. During the three months ended March 31, 2006 and 2005, Concurrent contributed $107,000 and $156,000 to this plan, respectively. During the nine months ended March 31, 2006 and 2005, Concurrent contributed $437,000 and $670,000 to this plan, respectively.

     Concurrent also maintains a defined contribution plan ("Stakeholder Plan") for its U.K. based employees. Concurrent has agreements with certain of its U.K. based employees to make supplementary contributions to the Stakeholder Plan over the next three to four years, contingent upon their continued employment with Concurrent. During the three months ended March 31, 2006 and 2005, Concurrent contributed $47,000 and $103,000 to the Stakeholder Plan, respectively. During the nine months ended March 31, 2006 and 2005, Concurrent contributed $208,000 and $334,000 to this plan, respectively.

12.  ACQUISITION  OF  EVERSTREAM

     On  August  19,  2005,  Concurrent  entered  into the Merger Agreement with
Stream Acquisition, Inc., Everstream, and certain selling stockholders of Everstream, as amended on August 26, 2005. The acquisition of Everstream pursuant to the Merger Agreement was completed on October 11, 2005. Everstream is an organization that provides comprehensive business analytics and advertising solutions for cable and satellite operators. Everstream develops solutions that enable its customers to evaluate and measure performance characteristics of transactional services such as video-on-demand. Everstream is also developing interactive and on-demand television applications to deliver impression based and one-to-one interactive advertising. Concurrent purchased Everstream to acquire its software and customer base and has included Everstream results in its interim financial results for the period from October 11, 2005 through March 31, 2006.

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

     The purchase price has been preliminarily allocated as follows (in thousands):

     Estimated fair value of Concurrent stock issued to Everstream  $14,375
     Estimated direct costs of acquisition                              710
                                                                    --------
     Purchase price                                                  15,085

     Historical book values of Everstream assets and liabilities     (2,531)
     Estimated fair value of intangible assets acquired              (7,848)
     Carrying value of previous investment in Everstream                140
                                                                    --------
     Goodwill                                                       $ 4,846
                                                                    ========

     Concurrent allocated $8.8 million of the purchase price to the acquired intangible assets. The estimated fair values reflected below were determined by a third party appraiser and are based on the expected future cash flows over the expected lives of the intangible assets. These fair values are not expected to be finalized until June 30, 2006 and are therefore subject to further adjustment. Concurrent expects to maintain usage of the Everstream trademark on existing products and introduce new products in the future that will also display the trademark. Consequently, the acquired Everstream trademark qualifies as an indefinite-lived asset in accordance with the criteria set forth in SFAS No. 142, "Goodwill and Other Intangible Assets." Identifiable intangible assets with finite useful lives are amortized over their estimated useful lives under the purchase method of accounting. In accordance with SFAS No. 142, indefinite-lived intangible assets and goodwill are tested at least annually for impairment, or more frequently if circumstances warrant, based on the fair value of the reporting unit for goodwill and the direct fair value of indefinite-lived intangible assets. In accordance with SFAS No. 144, which addresses financial accounting and reporting for the impairment and disposition of long-lived assets, Concurrent evaluates the recoverability of long-lived assets, other than indefinite lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Concurrent recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

     The following table reflects the estimated fair values of the acquired intangible assets and related estimates of useful lives (dollar amounts in thousands):

                                       ESTIMATED    ESTIMATED
                                      FAIR VALUE   USEFUL LIFE
                                      -----------  -----------
     Identifiable intangible assets:
       Developed Technologies         $     5,800      8 years
       Customer Base                        1,900     11 years
       Trademarks                           1,100   Indefinite
                                      -----------
       Total                          $     8,800
                                      ===========

     The remaining excess purchase price of $4.8 million was determined to be goodwill and will be periodically reviewed for potential impairment in accordance with SFAS No. 142.

     The following table reflects the unaudited pro forma combined results of Concurrent and Everstream for the three and nine months ended March 31, 2006 and 2005 as if the acquisition occurred on July 1, 2004 (in thousands, except per share data):

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    MARCH 31,                   MARCH 31,
                                           --------------------------  --------------------------
                                               2006          2005          2006          2005
                                           ------------  ------------  ------------  ------------
     Pro forma revenue                     $    20,633   $    20,792   $    56,748   $    58,672
     Pro forma net loss                    $    (1,048)  $      (439)  $    (5,739)  $    (8,264)
     Pro forma loss per share:
         Basic                             $     (0.01)  $     (0.01)  $     (0.08)  $     (0.12)
         Diluted                           $     (0.01)  $     (0.01)  $     (0.08)  $     (0.12)
     Weighted average shares outstanding:
         Basic                                  71,373        71,214        71,301        71,185
         Diluted                                71,373        71,214        71,301        71,185

     The pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of the combined companies.

13.  GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

     Goodwill  was $15,590,000 and $10,744,000 as of March 31, 2006 and June 30,
2005, respectively. Concurrent does not measure assets on a segment basis, and therefore, does not allocate goodwill on a segment basis. During the nine months ended March 31, 2006, goodwill increased by $4,846,000 as a result of the Everstream acquisition on October 11, 2005 (See Note 12). In accordance with SFAS 142, Concurrent tests goodwill and trademark for impairment, at least annually. Concurrent's annual goodwill and trademark impairment testing date is July 1.

     Other intangible assets as of March 31, 2006 and June 30, 2005 consisted of the following (in thousands):

                                        March 31,    June 30,
                                          2006         2005
                                       -----------  ----------
     Cost of amortizable intangibles:
       Purchased technology            $    7,700   $   1,900
       Customer relationships               1,900           -
                                       -----------  ----------
       Total cost of intangibles            9,600       1,900

     Less accumulated amortization:
       Purchased technology                (1,560)     (1,077)
       Customer relationships                 (81)          -
                                       -----------  ----------
       Total accumulated amortization      (1,641)     (1,077)

     Trademark                              1,100           -
                                       -----------  ----------
       Total intangible assets, net    $    9,059   $     823
                                       ===========  ==========

     Amortization expense for the three months ended March 31, 2006 and 2005 was $272,000 and $48,000, respectively. Amortization expense for the nine months ended March 31, 2006 and 2005 was $565,000 and $143,000, respectively. The estimated amortization expense related to intangible assets for the next five fiscal years is (in thousands):

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

     Concurrent has entered into an agreement with a vendor in which the vendor performed nonrecurring customization services. Concurrent may be obligated to pay as much as $750,000 for these services. Concurrent had made payments to this vendor totaling $525,000 as of March 31, 2006, and totaling $175,000 as of June 30, 2005. This asset is amortized over the estimated life of the new product and as of March 31, 2006 and June 30, 2005, the unamortized portion of these payments is recorded in the line item "Prepaid expenses and other current assets" in the amounts of $303,000 and $175,000, respectively.

     Concurrent enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers that often require Concurrent to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to Concurrent's products. For example, Concurrent was notified that certain of its customers were served with a complaint by Acacia Media Technologies, Corp. (U.S. District Court, Northern District of California) for allegedly infringing U.S. Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720, and 6,144,702 by
providing broadcast video and video-on-demand products. Some of these customers have requested indemnification under their customer agreement. Concurrent continues to review its potential obligations under its indemnification agreements with these customers, in view of the claims by Acacia and the indemnity obligations to these customers from other vendors that also provided systems and services to these customers. From time to time, Concurrent also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Concurrent's products and services or resulting from the acts or omissions of Concurrent, its employees, authorized agents or subcontractors.

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

OVERVIEW

     During the nine months ended March 31, 2006, we used $4.1 million in cash and cash equivalents from operations, and ended the quarter with $14.8 million in cash and cash equivalents. The use of cash from operations during the nine months ended March 31, 2006 was primarily due to operating losses, timing of shipments and related receivable collections, and insurance and other prepayments during the nine months ended March 31, 2006. Our cash balance benefited from the addition of $1.2 million from the acquisition of Everstream during the nine months ended March 31, 2006. We believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months. However, until our revenue increases and stabilizes, it is likely we will continue to use cash from operating activities. See further discussions in the "Liquidity and Capital Resources" section of this document.

     A recent trend has been a shift in on-demand revenue from large, new North American on-demand deployments to a mix of new international deployments; expansions of streams, ingest, and storage at previously deployed systems; and smaller, new North American on-demand deployments. Another recent trend is the reallocation of government spending away from some of Concurrent's traditional real-time projects to initiatives tied to the war in Iraq. This redeployment of resources has resulted in a number of opportunities being delayed and, in some cases, indefinitely delayed.

     Other trends in our business are detailed in our latest Form 10-K filed September 2, 2005.

EVERSTREAM  ACQUISITION

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

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                         MARCH 31,                 MARCH 31,
                                                     2006         2005         2006         2005
                                                 ------------------------  ------------------------
Revenues:                                              (Unaudited)               (Unaudited)
  Product                                              73.3%        72.5%        69.7%        71.1%
  Service                                              26.7         27.5         30.3         28.9
                                                 -----------  -----------  -----------  -----------
    Total revenues                                    100.0        100.0        100.0        100.0

Cost of sales (% of respective sales category):
  Product                                              49.3         39.9         48.7         47.4
  Service                                              53.5         57.4         50.6         60.0
                                                 -----------  -----------  -----------  -----------
    Total cost of sales                                50.4         44.7         49.3         51.0
                                                 -----------  -----------  -----------  -----------

Gross margin                                           49.6         55.3         50.7         49.0

Operating expenses:
  Sales and marketing                                  19.7         21.8         22.3         22.5
  Research and development                             23.5         22.4         25.3         25.0
  General and administrative                           11.6         11.9         13.1         12.5
                                                 -----------  -----------  -----------  -----------
      Total operating expenses                         54.8         56.1         60.7         60.0
                                                 -----------  -----------  -----------  -----------

Operating loss                                         (5.2)        (0.8)       (10.0)       (11.0)
Impairment loss on minority investment                    -            -            -         (0.6)
Interest income - net                                   0.2          0.2          0.3          0.3
Other income (expense) - net                              -         (0.3)         1.2         (0.2)
                                                 -----------  -----------  -----------  -----------

Loss before income taxes                               (5.0)        (0.9)        (8.5)       (11.5)

Provision for income taxes                              0.1            -          0.2          0.1
                                                 -----------  -----------  -----------  -----------

Net loss                                              (5.1)%       (0.9)%       (8.7)%      (11.6)%
                                                 ===========  ===========  ===========  ===========

                              RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

                                 THREE MONTHS ENDED
                                      MARCH 31,
                                 ------------------
(DOLLARS IN THOUSANDS)             2006      2005    $ CHANGE  % CHANGE
                                 --------  --------  --------  ---------
Product revenues                 $15,133   $14,391   $   742        5.2%
Service revenues                   5,500     5,458        42        0.8%
                                 --------  --------  --------  ---------
      Total revenues              20,633    19,849       784        3.9%

Product cost of sales              7,456     5,747     1,709       29.7%
Service cost of sales              2,944     3,132      (188)     (6.0%)
                                 --------  --------  --------  ---------
      Total cost of sales         10,400     8,879     1,521       17.1%
                                 --------  --------  --------  ---------

Product gross margin               7,677     8,644      (967)    (11.2%)
Service gross margin               2,556     2,326       230        9.9%
                                 --------  --------  --------  ---------
      Total gross margin          10,233    10,970      (737)     (6.7%)
Operating expenses:
Sales and marketing                4,053     4,333      (280)     (6.5%)
Research and development           4,852     4,447       405        9.1%
General and administrative         2,395     2,363        32        1.4%
                                 --------  --------  --------  ---------
      Total operating expenses    11,300    11,143       157        1.4%
                                 --------  --------  --------  ---------
Operating loss                    (1,067)     (173)     (894)     NM (1)
Interest income - net                 49        34        15       44.1%
Other expense - net                  (16)      (36)       20      NM (1)
                                 --------  --------  --------  ---------
Loss before income taxes          (1,034)     (175)     (859)     NM (1)
Provision for income taxes            14         2        12     600.0%)
                                 --------  --------  --------  ---------
Net loss                         $(1,048)  $  (177)  $  (871)     NM (1)
                                 ========  ========  ========  =========

     (1) NM denotes percentage is not meaningful

     Product Sales. Total product sales for the three months ended March 31, 2006 were $15.1 million, an increase of approximately $0.7 million, or 5.2%, from $14.4 million for the three months ended March 31, 2005. The increase in product sales resulted from the $1.8 million, or 26.1%, increase in on-demand product sales to $8.7 million in the three months ended March 31, 2006 from $6.9 million in the three months ended March 31, 2005. This increase in on-demand product revenue was primarily driven by a $4.4 million increase in North American and European on-demand product sales driven by 17 new system deployments and storage and system upgrades to existing customer sites. The increase in North American and European on-demand product revenue was partially offset by a decrease in new system deployments to customers in Japan, as compared to the three months ended March 31, 2005. Although we were able to generate incremental revenue from the sale of Everstream on-demand reporting tools within our Japanese market during the three months ended March 31, 2006, this revenue did not match the revenue generated from prior year new system deployments within the Japanese market. Fluctuation in on-demand revenue is often due to the fact that we have a small base of large customers making periodic large purchases that account for a significant percentage of revenue.

     Partially offsetting the increase in on-demand product sales, real-time product sales decreased approximately $1.1 million, or 14.1%, to $6.4 million in the three months ended March 31, 2006 from $7.5 million in the three months ended March 31, 2005. The decrease in real-time product sales was primarily due to fewer orders for spare parts and software from our largest North American real-time customer and fewer large domestic orders during the three months ended March 31, 2006.

     Service Revenue. Service revenue remained flat at $5.5 million for the three months ended March 31, 2006 and 2005. Service revenue associated with on-demand products increased $0.5 million, or 21.7%, primarily due to incremental Everstream service revenue in the three months ended March 31, 2006. Everstream service revenue was attributable to maintenance service on software products and integration and service performed after Concurrent's acquisition of Everstream. Furthermore, the on-demand business continues to recognize maintenance and installation revenue on our expanding base of on-demand market deployments. As the warranty agreements that typically accompany the initial sale and installation of our on-demand systems expire, we anticipate selling new maintenance agreements to our customers.

     The increase in on-demand service revenues was partially offset by a $0.5 million, or 16.0%, decrease in service revenue related to real-time products. Service revenue associated with real-time products continued to decline primarily due to the expiration of maintenance contracts as legacy machines were removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue. We expect this trend of declining service for real-time products to continue into the foreseeable future.

     Product Gross Margin. Product gross margin was $7.7 million for the three months ended March 31, 2006, a decrease of approximately $0.9 million, or 11.2%, from $8.6 million for the three months ended March 31, 2005. Product gross margin as a percentage of product sales decreased to 50.7% in the three months ended March 31, 2006 from 60.1% in the three months ended March 31, 2005. Product gross margins decreased year-over-year primarily due to particularly favorable real-time product mix during the prior year quarter. Product margins during the three months ended March 31, 2005 were impacted by higher margin real-time hardware and software sales to a domestic customer as well as non-recurring higher margins from on-demand system deployments. In addition, our margins were adversely impacted by an additional $0.2 million of amortization expense incurred during the three months ended March 31, 2006 related to acquired Everstream technology.

     Service Gross Margin. The gross margin on service revenue increased approximately $0.3 million, or 9.9%, to $2.6 million, or 46.5% of service revenue in the three months ended March 31, 2006 from $2.3 million, or 42.6% of service revenue in the three months ended March 31, 2005. Increasing service margins are primarily due to service revenues generated by Everstream related services provided subsequent to our acquisition of Everstream. This new source of revenue provides higher service margins than we have traditionally experienced and we expect this revenue source to continue to have a favorable impact on service margins going forward, although we cannot be assured that they will continue at the same level achieved during the three months ended March 31, 2006. Service margins also increased during the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, due to prior year severance costs of $0.3 million. Severance expense recorded in the three months ended March 31, 2005 resulted from a reduction in service personnel as we scaled down the infrastructure necessary to fulfill declining real-time product related contractual obligations. The decline in contractual obligations results from the expiration of maintenance contracts as legacy machines are removed from service and replaced with machines that are less costly to maintain.

      Sales and Marketing. Sales and marketing expenses decreased approximately $0.3 million, or 6.5% to $4.0 million in the three months ended March 31, 2006 from $4.3 million in the three months ended March 31, 2005. This decrease is primarily due to a $0.2 million decrease in commission expense resulting from lower sales in Japan. During the three months ended March 31, 2005, we deployed a significant new on-demand system in Japan that generated higher than expected revenues within our Asia/Pacific market in the prior year. Also, we redeployed certain resources within our sales and marketing organization allowing us to reduce expenses in Europe by an additional $0.2 million in the three months ended March 31, 2006, as compared to the same period in the prior year. Partially offsetting these decreasing expenses, we began including expenses from Everstream's sales force and amortization of Everstream's customer base, resulting in an additional $0.1 million of expense during the three months ended March 31, 2006, as compared to the same period in the prior year.

     Research and Development. Research and development expenses increased $0.4 million, or 9.1% to $4.9 million in the three months ended March 31, 2006 from $4.5 million in the three months ended March 31, 2005. This increase occurred primarily because we began including expenses from Everstream's research and development group during fiscal year 2006. This resulted in an additional $0.8 million of research and development related salaries, wages, benefits, and facilities costs. These additional expenses were partially offset by a $0.3 million decrease in development subcontractors and engineering costs incurred in the three months ended March 31, 2005 that were no longer necessary to meet software development requirements for customers' business management functionality, resource management and client system monitoring.

     General and Administrative. General and administrative expenses remained flat at $2.4 million in each of the three months ended March 31, 2006, with no significant offsetting increases and decreases in expenses.

     Provision for Income Taxes. We recorded income tax expense for our domestic and foreign subsidiaries of $14,000 in the three months ended March 31, 2006. We recorded income tax expense of $2,000 for our domestic and foreign subsidiaries in the quarter ended March 31, 2005. Income tax expense for the three months ended March 31, 2006 and 2005 were primarily attributable to state income tax and income earned in foreign locations that cannot be offset by net operating loss carryforwards.

     Net Loss. The net loss for the three months ended March 31, 2006 was $1.0 million or $0.01 per basic and diluted share compared to a net loss for the three months ended March 31, 2005 of $0.2 million or $0.00 per basic and diluted share.

THE NINE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2005

                                         NINE MONTHS ENDED
                                             MARCH 31,
                                         ------------------
(DOLLARS IN THOUSANDS)                     2006      2005    $ CHANGE  % CHANGE
                                         --------  --------  --------  ---------
Product revenues                         $38,826   $40,699   $(1,873)     (4.6%)
Service revenues                          16,870    16,504       366        2.2%
                                         --------  --------  --------  ---------
      Total revenues                      55,696    57,203    (1,507)     (2.6%)

Product cost of sales                     18,908    19,294      (386)     (2.0%)
Service cost of sales                      8,544     9,904    (1,360)    (13.7%)
                                         --------  --------  --------  ---------
      Total cost of sales                 27,452    29,198    (1,746)     (6.0%)
                                         --------  --------  --------  ---------

Product gross margin                      19,918    21,405    (1,487)     (6.9%)
Service gross margin                       8,326     6,600     1,726       26.2%
                                         --------  --------  --------  ---------
      Total gross margin                  28,244    28,005       239        0.9%

Operating expenses:
Sales and marketing                       12,415    12,897      (482)     (3.7%)
Research and development                  14,090    14,299      (209)     (1.5%)
General and administrative                 7,297     7,144       153        2.1%
                                         --------  --------  --------  ---------
      Total operating expenses            33,802    34,340      (538)     (1.6%)
                                         --------  --------  --------  ---------

Operating loss                            (5,558)   (6,335)      777      NM (1)

Impairment loss on minority investment         -      (313)      313      NM (1)
Interest income - net                        137       208       (71)    (34.1%)
Other income (expense) - net                 673      (137)      810      NM (1)
                                         --------  --------  --------  ---------
Loss before income taxes                  (4,748)   (6,577)    1,829      NM (1)
Provision for income taxes                    87        68        19       27.9%
                                         --------  --------  --------  ---------
Net loss                                 $(4,835)  $(6,645)    1,810      NM (1)
                                         ========  ========  ========  =========

     (1) NM denotes percentage is not meaningful

     Product Sales. Total product sales for the nine months ended March 31, 2006 were $38.8 million, a decrease of approximately $1.9 million, or 4.6%, from $40.7 million for the nine months ended March 31, 2005. The decrease in product sales resulted from the $1.9 million, or 8.8%, decrease in on-demand product sales to $19.6 million in the nine months ended March 31, 2006 from $21.5 million in the nine months ended March 31, 2005. The decrease in on-demand product sales was primarily due to a $1.7 million decrease in international sales volume, particularly in Japan, during the nine months ended March 31, 2006, as compared to the same period of the prior year. Although we were able to generate incremental revenue from the sale of Everstream on-demand reporting tools within our Japanese market during the nine months ended March 31, 2006, this revenue did not match the revenue generated from prior year new system deployments within the Japanese market. The reduction in on-demand product revenue in Japan was partially offset by an increase in European on-demand product revenue through our relationship with Alcatel. Fluctuation in on-demand revenue is often due to the fact that we have a small base of large customers making periodic large purchases that account for a significant percentage of revenue.

     Real-time product sales remained flat at $19.2 million during each of the nine months ended March 31, 2006 and 2005.

     Service Revenue. Service revenue increased $0.4 million, or 2.2%, to $16.9 million for the nine months ended March 31, 2006 from $16.5 million for the nine months ended March 31, 2005. The increase in service revenue was attributable to a $2.3 million, or 33.1%, increase in service revenue associated with on-demand products. Service revenue associated with on-demand products increased partly due to the addition of Everstream service revenue in the current period. Everstream service revenue was primarily attributable to maintenance service on software products and integration and service performed after our acquisition of Everstream. Furthermore, the on-demand business continued to recognize maintenance and installation revenue on our expanding base of on-demand market deployments. As the warranty agreements that typically accompany the initial sale and installation of our on-demand systems expire, we anticipate selling new maintenance agreements to our customers.

     The increase in on-demand service revenues was partially offset by a $1.9 million, or 19.7%, decrease in service revenue related to real-time products. Service revenue associated with real-time products continued to decline primarily due to the expiration of maintenance contracts as legacy machines were removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue. We expect this trend of declining service for real-time products to continue into the foreseeable future.

     Product Gross Margin. Product gross margin was $19.9 million for the nine months ended March 31, 2006, a decrease of approximately $1.5 million, or 6.9%, from $21.4 million for the nine months ended March 31, 2005. Product gross margin as a percentage of product sales decreased to 51.3% in the nine months ended March 31, 2006 from 52.6% in the nine months ended March 31, 2005. The decrease in product margins is primarily due to a less favorable mix of software and hardware products both domestically and internationally in the current year. In addition, we incurred an additional $0.4 million of amortization expense during the three months ended March 31, 2006 related to acquired Everstream technology.

     Service Gross Margin. The gross margin on service revenue increased $1.7 million, or 26.2%, to $8.3 million, or 49.4% of service revenue in the nine months ended March 31, 2006 from $6.6 million, or 40.0% of service revenue in the nine months ended March 31, 2005. Increasing service margins are primarily due to service revenues generated by Everstream subsequent to the acquisition of Everstream. This new source of revenue provides higher service margins than we have traditionally experienced and we expect this revenue source to continue to have a favorable impact on service margins going forward, although we cannot be assured that they will continue at the same level achieved during the nine months ended March 31, 2006. Service margins also increased during the nine months ended March 31, 2006, as compared to the nine months ended March 31, 2005, due to cost savings generated by our cost reduction initiative during the prior fiscal year. Service cost of sales decreased $1.4 million due to fewer service personnel in the current year, which resulted in a $0.7 million reduction in service related salaries, wages and benefits, and related prior year severance costs of $0.6 million. Severance expense recorded in the nine months ended March 31, 2005 resulted from a reduction in service personnel as we scaled down the infrastructure necessary to fulfill declining real-time product related contractual obligations. The decline in contractual obligations results from the expiration of maintenance contracts as legacy machines are removed from service and replaced with machines that are less costly to maintain.

     Sales and Marketing. Sales and marketing expenses decreased approximately $0.5 million, or 3.7% to $12.4 million in the nine months ended March 31, 2006 from $12.9 million in the nine months ended March 31, 2005. This decrease is primarily due to a $0.6 million reduction in salaries, wages and benefits resulting from the cost savings initiative implemented during the nine months ended March 31, 2005, and non-recurring severance of $0.2 million in the prior year. In addition, we reduced depreciation expense associated with demonstration equipment by $0.3 million during the nine months ended March 31, 2006, as compared to the same period of the prior year, because we have reduced spending on such equipment. Partially offsetting these decreases, commission expense increased $0.3 million during the nine months ended March 31, 2006, as compared to the same period of the prior year, due to the structure of commission agreements in the current year. Also during the nine months ended March 31, 2006, we began including expenses from Everstream's sales force and amortization of Everstream's customer base, resulting in an additional $0.3 million of expense during the nine months ended March 31, 2006.

     Research and Development. Research and development expenses decreased $0.2 million, or 1.5% to $14.1 million in the nine months ended March 31, 2006 from $14.3 million in the nine months ended March 31, 2005. During the nine months ended March 31, 2006, we incurred $1.7 million less in development expenses for subcontractors and engineers because they were no longer necessary to meet software development requirements for customers' business management functionality, resource management and client system monitoring. In addition to the decreasing personnel costs, we also incurred $0.1 million less in severance costs as compared to the nine months ended March 31, 2005. These decreasing costs from Concurrent's traditional research and development group were partially offset by the inclusion of expenses of $1.6 million from Everstream's research and development group during the nine months ended March 31, 2006.

     General and Administrative. General and administrative expenses increased $0.2 million or 2.1% to $7.3 million in the nine months ended March 31, 2006 from $7.1 million in the nine months ended March 31, 2005. During the nine months ended March 31, 2006, accounting services, primarily attributable to the additional internal and external audit work required for compliance with the Sarbanes-Oxley Act of 2002, increased by $0.2 million, as compared to the nine months ended March 31, 2005. Furthermore, share-based compensation expense resulting from adoption of SFAS 123(R) increased by $0.2 million and inclusion of Everstream's operations resulted in an additional $0.1 million in expenses during the nine months ended March 31, 2006, as compared to the same period of the prior year. Offsetting these increasing costs, salaries wages and benefits decreased by $0.4 million during the nine months ended March 31, 2006, primarily due to the cost savings initiative during the nine months ended March 31, 2005.

     Impairment Loss on Minority Investment. During the nine months ended March 31, 2005, we became aware of circumstances that provided evidence of an "other than temporary" impairment of our then minority ownership investment in Everstream. Based upon an evaluation of the investment during this period, we recorded an impairment charge of $0.4 million in the Statement of Operations, and reduced our "Investment in minority owned company" to $140,000.

     Other Income (Expense). During the nine months ended March 31, 2006, we received a $0.7 million refund from the Australian Tax Authority. This refund related to previous withholding tax payments, over many years, on intercompany charges with our Australian subsidiary. Expense associated with previous payments was originally recorded to "other income (expense)" within our Consolidated Statement of Operations; therefore, we have recorded the refund to "other income (expense)" within our Consolidated Statement of Operations.

     Provision for Income Taxes. We recorded income tax expense for our domestic and foreign subsidiaries of $87,000 in the nine months ended March 31, 2006, compared to $68,000 during the nine months ended March 31, 2005. Income tax expense during both periods is primarily attributable to income earned in foreign locations that cannot be offset by net operating loss carryforwards.

     Net Loss. The net loss for the nine months ended March 31, 2006 was $4.8 million or $0.07 per basic and diluted share compared to a net loss for the nine months ended March 31, 2005 of $6.6 million or $0.11 per basic and diluted share.

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

     -    the margins on our product lines;

     -    our ability to leverage the potential of Everstream;

     -    our ability to raise additional capital, if necessary;

     -    our ability to obtain additional bank financing, if necessary;

     -    our ability to meet the covenants contained in our Credit Agreement;

     - timing of product shipments, which occur primarily during the last month of the quarter;

     - the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles; and

     - the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases.

Uses  and  Sources  of  Cash

     We used $4.1 million of cash from operating activities during the nine months ended March 31, 2006 compared to using $10.2 million of cash during the same period of the prior year. The use of cash from operations was primarily due to operating losses, timing of shipments and related receivable collections, and insurance and other prepayments in the nine months ended March 31, 2006.
Prior period cash usage resulted from both operating losses and timing of collection from customers.

     We invested $1.4 million in property, plant and equipment during the nine months ended March 31, 2006 compared to $1.2 million during the nine months ended March 31, 2005. Capital additions during each of these periods related primarily to product development and testing equipment. We expect to continue at a slightly higher level of capital additions during the remainder of this fiscal year. Also, we received $1.2 million of cash during the nine months ended March 31, 2006 from our acquisition of Everstream on October 11, 2005.

     During the quarter ended December 31, 2004, we executed a Loan and Credit Agreement with Silicon Valley Bank. The Credit Agreement provides for a two year $10 million revolving credit line and a three year $3 million term loan. As of March 31, 2006, we had no amounts drawn under the Revolver and had drawn down the entire $3.0 million, of which $1.2 million has been repaid, under the Term Loan. Interest on all outstanding amounts under the Revolver would be payable monthly at the prime rate (7.75% at March 31, 2006) plus 3.25% per annum, and interest on all outstanding amounts under the Term Loan is payable monthly at a rate of 8.0% per annum. Based on the borrowing formula and our financial position as of March 31, 2006, $9.4 million would have been available to us under the Revolver. The Term Loan is repayable in 36 equal monthly principal and interest installments of $94,000 and the outstanding principal of the Revolver would be due on December 23, 2006, unless the Revolver was terminated earlier in accordance with its terms.

     In addition, the Credit Agreement contains certain financial covenants, including required financial ratios and a minimum tangible net worth, and customary restrictive covenants concerning our operations. As of March 31, 2006, we were in compliance with these covenants.

     At March 31, 2006, we had working capital of $20.7 million and had no material commitments for capital expenditures compared to working capital of $22.9 million at June 30, 2005. We believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months. However, until our revenue increases and stabilizes, it is likely that we will continue to use cash from operating activities. As part of our cost reduction initiative implemented during the prior fiscal year, we reduced our breakeven point, but the acquisition of Everstream is expected to increase our quarterly operating expenses by approximately $1 million. If revenues do not reach these breakeven levels, we will continue to use cash. If this situation continues, we may need to raise additional funds through an offering of stock or debt, in addition to our Credit Agreement. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all.

CONTRACTUAL  OBLIGATIONS  AND  COMMERCIAL  COMMITMENTS

     The following table summarizes our significant contractual obligations and commitments, by fiscal year, as of March 31, 2006:

                                                     PAYMENTS DUE BY FISCAL YEAR
                                         --------------------------------------------------
                                                       (DOLLARS IN THOUSANDS)
CONTRACTUAL OBLIGATIONS                  TOTAL   2006   2007-2008   2009-2010   THEREAFTER
-----------------------------------------------  -----  ----------  ----------  -----------
Operating leases                         $1,752  $ 365  $    1,294  $       93  $         -
Term note obligation                      1,828    245       1,583           -            -
Interest payments related to term note      140     36         104           -            -
Pension plan                              1,965     40         393         438        1,094
Non-binding purchase commitment (a)         225    225           -           -            -
                                         ------  -----  ----------  ----------  -----------
TOTAL                                    $5,910  $ 911  $    3,374  $      531  $     1,094
                                         ======  =====  ==========  ==========  ===========

     (a) This is a purchase commitment with a supplier for Concurrent to pay for nonrecurring customization costs. If Concurrent does not purchase a specified number of products from the supplier, then Concurrent is not obligated to pay the entire amount.

     CAUTIONARY  NOTE  REGARDING  FORWARD-LOOKING  STATEMENTS

     Certain statements made or incorporated by reference in this quarterly report may constitute "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of forward looking statements in this quarterly report include, without limitation, our expectation with regard to future product and service revenues and revenue growth, service gross margins, anticipated growth in the markets for our on-demand and real-time products, anticipated positive results, and the performance of our products. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.

     Such risks and uncertainties include our ability to achieve revenue goals and win new opportunities. In addition, the risks and uncertainties which could affect our financial condition or results of operations include, without limitation: our ability to keep our customers satisfied; availability of video-on-demand content; delays or cancellations of customer orders; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products; rapid technology changes; system errors or failures; reliance on a limited number of suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the highly competitive environment in which we operate and predatory pricing pressures; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new on-demand and real-time products; integration and performance problems of new products; the availability of Linux software in light of issues raised by SCO Group; the success of our relationship with Alcatel; capital spending patterns by a limited customer base; the integration of Everstream; and contractual obligations that could impact revenue recognition.

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

ITEM 3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We are exposed to the impact of interest rate changes on our short-term cash investments, which are backed by U.S. government obligations, and other investments in respect of institutions with the highest credit ratings, all of which have maturities of three months or less. These short-term investments carry a degree of interest rate risk. We believe that the impact of a 10% increase or decline in interest rates would not be material to our investment income. We are also exposed to fluctuations in interest rates as we seek debt to sustain our operations. At March 31, 2006, 100% of our debt was in fixed-rate instruments, as our variable rate revolving credit facility was unfunded. We consider the fair value of all financial instruments not to be materially different from their carrying value at quarter end.

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

PART  II  OTHER  INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not presently involved in any material litigation. Other matters pending are disclosed in our Form 10-K for the year ended June 30, 2005 and in Note 14 to the Condensed Consolidated Financial Statements for the three and nine months ended March 31, 2006.

ITEM 6.  EXHIBITS

   3.1  Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's
        Registration Statement on Form S-2 (No. 33-62440)).

   3.2  Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant's Quarterly
        Report on Form 10-Q for the period ended March 31, 2003).

   3.3  Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

   3.4  Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).


   3.5  Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred
        Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

   4.1  Form of Common Stock Certificate (incorporated by reference to the Registrant's Quarterly Report on
        Form 10-Q for the period ended March 31, 2003).

   4.2  Form of Rights Certificate (incorporated by reference to the Registrant's Current Report on Form 8-K/A filed on August 12, 2002).

   4.3  Amended and Restated Rights Agreement dated as of August 7, 2002 between the Registrant and
        American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the
        Registrant's Current Report on Form 8-K/A filed on August 12, 2002).

11.1*   Statement Regarding Computation of Per Share Earnings.

31.1**  Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**  Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**  Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**  Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date:  May 5, 2006                  CONCURRENT COMPUTER CORPORATION




                                    By:   /s/ Gregory S. Wilson
                                        -------------------------
                                    Gregory S. Wilson
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

   3.1  Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's
        Registration Statement on Form S-2 (No. 33-62440)).

   3.2  Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant's Quarterly
        Report on Form 10-Q for the period ended March 31, 2003).

   3.3  Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

   3.4  Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

   3.5  Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred
        Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

   4.1  Form of Common Stock Certificate (incorporated by reference to the Registrant's Quarterly Report on
        Form 10-Q for the period ended March 31, 2003).

   4.2  Form of Rights Certificate (incorporated by reference to the Registrant's Current Report on Form 8-K/A filed on August 12, 2002).

   4.3  Amended and Restated Rights Agreement dated as of August 7, 2002 between the Registrant and
        American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the
        Registrant's Current Report on Form 8-K/A filed on August 12, 2002).

11.1*   Statement Regarding Computation of Per Share Earnings.

31.1**  Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**  Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**  Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**  Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

        * Data required by Statement of Financial Accounting Standards No. 128, "Earnings per Share," is provided in the Notes to the condensed consolidated financial statements in this report.

        ** Filed  herewith.