Form 10-K
period 2006-06-30
CONCURRENT COMPUTER CORP/DE
filed 2006-09-01
CIK 749038

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended June 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from         to
--------------------------------------------------------------------------------

                         COMMISSION FILE NUMBER: 0-13150

                         CONCURRENT COMPUTER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                                    DELAWARE
                            (STATE OF INCORPORATION)

                                   04-2735766
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

           4375 RIVER GREEN PARKWAY, SUITE 100, DULUTH, GEORGIA 30096 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (678) 258-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
--------------------------------------------------------------------------------


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                          COMMON STOCK, $0.01 PAR VALUE
                                (TITLE OF CLASS)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.    Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.    Yes [ ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [X]

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

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes [ ]  No [X]

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2005 was approximately $133 million based on the closing price of $1.89 of our common stock as reported by the NASDAQ National Market on December 31, 2005. There were 72,255,000 shares of common stock outstanding as of August 31, 2006.

     Certain portions of the Registrant's Proxy Statement to be used in connection with Registrant's 2006 Annual Meeting of Stockholders scheduled to be held on October 26, 2006 are incorporated by reference in Part III hereof.
--------------------------------------------------------------------------------

                                   CONCURRENT COMPUTER CORPORATION
                                     2006 FORM 10-K ANNUAL REPORT
                                          TABLE OF CONTENTS

                                               PART I                                        PAGE
                                               ------                                        ----
ITEM 1.   BUSINESS                                                                              1
ITEM 1A   RISK FACTORS                                                                         14
ITEM 1B   UNRESOLVED STAFF COMMENTS                                                            23
ITEM 2.   PROPERTIES                                                                           24
ITEM 3.   LEGAL PROCEEDINGS                                                                    24
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                  24
ITEM X.   OFFICERS OF THE REGISTRANT                                                           24
                                               PART II
                                               -------
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUE
          PURCHASES OF EQUITY SECURITIES                                                       26
ITEM 6.   SELECTED FINANCIAL DATA                                                              27
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                                                           28
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                           43
ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                             43
            Report of Independent Registered Public Accounting Firm                            51
            Management Report on Internal Control Over Financial Reporting                     52
            Report of Independent Registered Public Accounting Firm on Internal Control Over
            Financial Reporting                                                                53
            Consolidated Balance Sheets                                                        54
            Consolidated Statements of Operations                                              55
            Consolidated Statements of Stockholders' Equity and Comprehensive Income (loss)    56
            Consolidated Statements of Cash Flows                                              57
            Notes to Consolidated Financial Statements                                         58
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE                                                                           43
ITEM 9A.  CONTROLS AND PROCEDURES                                                              44
ITEM 9B.  OTHER INFORMATION                                                                    44
                                              PART III
                                              --------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                   45
ITEM 11.  EXECUTIVE COMPENSATION                                                               45
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                       45
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                       45
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                                               45
                                               PART IV
                                               -------
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                                           46

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

ITEM 1. BUSINESS

OVERVIEW

     We are a provider of computer and software systems for the video-on-demand, or VOD, market and the real-time operating systems/productivity tools market.
We approach the two markets as one company with two product lines, on-demand and real-time.

     Our on-demand products consist of hardware and software as well as integration services, sold primarily to broadband companies that have upgraded their networks to support interactive, digital services. These on-demand systems enable broadband telecommunication providers, mainly cable television systems, to stream video content to their digital subscribers with digital set-top boxes or personal computers and then measure the use and success of the streamed content. Once enabled, the subscribers can view and control the video stream at any time with familiar VCR-like functionality such as fast-forward, rewind, and pause. The largest broadband companies in the U.S. and abroad have begun deploying on-demand services to their residential markets. Currently, 159 markets worldwide, with approximately 25,100,000 basic subscribers, utilize our systems to deliver video streams. Our data analysis software, sold through our on-demand subsidiary, Everstream, quantifies subscriber VOD usage and other important system parameters for over 16,200,000 digital subscribers in 152 markets worldwide.

     Our real-time products consist of real-time operating systems and diagnostic software tools combined, in most cases, with off-the-shelf hardware and services sold to a wide variety of companies seeking high-performance, real-time computer systems for use in a multitude of applications requiring low-latency response such as simulation, image generation and data acquisition. These real-time products are specially designed for use with applications that acquire, process, store, analyze and display large amounts of rapidly changing information in real time - that is, with microsecond response times as changes occur. We have over 40 years of experience in high-performance computing systems, including specific expertise in operating systems, computer hardware, application software, productivity tools, and networking. Our systems and software support applications in the information technology, simulation and training, financial, data acquisition, and industrial process control markets.

     We were incorporated in Delaware in 1981 under the name Massachusetts Computer Company.

     We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available, free of charge, on our website located at www.ccur.com, as soon as reasonably
                                  ------------
practicable after filing with the SEC. We have adopted a code of ethics that is applicable to all employees as well as a code of ethics applicable to our principal executive, financial, and accounting officers. Both of these ethics policies are posted on our website located at www.ccur.com. Copies will be
                                              ------------
furnished upon written request to the Company at the following address:  Attn:
Secretary, 4375 River Green Parkway, Suite 100, Duluth, Georgia 30096. If we amend or change either code of ethics or grant a waiver under either code, we will disclose these events through our website.


THE VOD MARKET

     Technological developments have laid the groundwork for digitally upgraded, two-way capable networks that enable broadband companies to deliver on-demand services to their digitally enabled subscribers. As of May 2006, according to Kagan Research, LLC, there were 123,818,000 North American households passed by cable and of these homes, approximately 65,534,000 were basic cable subscribers, with approximately 29,575,000 of these basic subscribers also being digital subscribers. Of those digital subscribers, 25,206,000 had access to VOD, up from 20,329,000 in 2005.

     Our on-demand systems offer the following improvements over traditional home video services:

  - Convenience Without Late Fees. On-demand products eliminate travel to obtain and return rentals and eliminate late charges.

  - Interactivity. On-demand products enable a subscriber to view content at any time with interactive capabilities such as play, rewind, fast-forward and pause.

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

  - No Special Recorder Box Necessary. A digital video recorder (DVR) is an additional set-top device or an enhanced set-top device that enables a user to record programming on a hard disk drive for playback after the "live" program began with VCR-like functionality on the saved content. Our on-demand products have the capability to provide all the benefits of a DVR box from within the network (network DVR or nDVR), thus eliminating the need for such a set-top device. A partial implementation of such services has been initiated with our on-demand products by Time Warner Cable in their Columbia, S.C. market and is called "Start Over." nDVR services further do not require subscribers to pre-plan recording, purchase or rent a DVR device, install and maintain the device, update the device and learn how to operate the device. Additionally, since on-demand is network based, cable companies can incrementally add storage more economically and efficiently, whereas storage on a DVR device is typically not as easy to increase. Finally, and perhaps most importantly, DVRs are expensive devices that are inconsistent, we believe, with the broadband companies' long-range plans for the availability of on-demand services.

  - Advertising. On-demand products have enabled interactive long-format advertising and have the potential to enable broadband companies to target advertising and offer a further enhanced interactive advertising experience.

     Through our Everstream subsidiary, we provide software to broadband companies that enable them to measure the use and effectiveness of a variety of services, including VOD. Our products capture this information and enable its display in a wide-array of reports. This software is also utilized by satellite broadcasters to measure transactions with subscribers.

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


THE REAL-TIME COMPUTING MARKETS

     Our real-time products offer unique solutions for a wide-range of applications that require state-of-the-art, time-critical software and hardware technology. The operating systems we provide typically offer high-performance computation and high data throughput, with predictable and repeatable responses to time-critical events. Our real-time products are currently used in host, client-server, and embedded and distributed computing solutions. Applications that utilize our operating system and development tools include the following:

  - Simulation and Training. Man-in-the-loop (M-I-T-L) simulation and training and hardware-in-the-loop (H-I-T-L) simulation. Examples of M-I-T-L applications are training simulators for commercial and military aviation, vehicle operation, mission planning and rehearsal. H-I-T-L solutions are constructed to create accurate simulations to verify hardware designs for applications such as engineering design for power plants, avionics and automotive subsystems.

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

  - Information Technology. Data processing applications that require high reliability and time-critical response to user action with minimal interrupt latency such as applications used for stock and bond trading, financial analysis and other financial transaction systems.

  - Other Markets. We have expanded our focus to include other markets that require a low-latency, time-critical backbone such as medical imaging, air traffic control, financial trading and telecommunications test systems.


BUSINESS STRATEGY

     ON-DEMAND PRODUCT LINE

     Our on-demand strategy is comprised of the following primary initiatives:

  - North American Cable. We have been selected to supply on-demand systems for 105 North American cable markets. Our primary customers include, in alphabetical order, Blue Ridge Communications, Bright House Networks, Charter Communications, Inc., Cogeco, Inc., Comcast Corporation, Cox Communications, Inc., Knology, Inc., Mediacom Communications Corporation, Time Warner, Inc., and Vid otron Lt e. We intend to focus on continuing to serve these customers and add to our customer base by providing the product innovations and customer support that we believe the cable companies need to succeed. It is our goal to provide the highest quality products and support so that we enable our customers to succeed with their customers.

  - Data Analytics. With the continuing success of VOD, in October 2005 we closed the acquisition of Everstream, a company providing data measurement and reporting software to broadband companies. We plan to continue to develop this software to expand its capabilities for our broadband customers so they can better understand how video content is utilized by consumers. We expect product developments will be aimed at audience measurement and ad insertion.

  - International Cable. The rollout of residential on-demand service internationally over cable television systems is progressing well. We have been deployed in 16 international cable markets in Japan, Korea, China and Spain. We have been commercially deployed in Spain by Telefonica, in Korea by Broadband Solutions, Inc., Cable and Multimedia Communications Ltd. and Korea Digital Cable Media Center Co.,

     Ltd., and in China by Shekou CATV and in Japan by Jupiter
     Telecommunications, Inc. We will continue to pursue relationships with international cable companies.

  - Telecommunications Markets. We believe the international rollout of residential VOD services over DSL-based networks is progressing well. We have been deployed in 38 international telco markets by several international telcos, including Telecom Italia, Austria Telecom, Cyta Telecom (in Cypress) Chungwa Telecom in Taiwan, Sistema in Russia and the Galaxy Group in Hong Kong. These opportunities have been obtained through a reseller agreement with Alcatel pursuant to which we are Alcatel's preferred on-demand solution on their platform for resale throughout the world. Although we have been integrated with the Alcatel platform since January 2005, in mid-2005, Alcatel announced an agreement with Microsoft Corp. that we believe may affect our long term relationship with Alcatel. However, we intend to pursue relationships with other integrators and international telecommunication companies in order to take advantage of opportunities as they arise. Additionally, we are currently pursuing North American DSL opportunities.

  - Innovate to Improve the On-Demand Viewing Experience. We intend to continue to focus on the development of future on-demand technologies to remain a technology leader by improving streaming, storage and content ingest flexibility, asset management, the subscriber's navigation experience, encryption techniques, network based digital video recorder applications, business analytics, advertising applications, and functionality.

     REAL-TIME PRODUCT LINE

     Our real-time strategy is comprised of the following primary initiatives:

  - Establish Our Real-Time Linux Operating Systems as the DeFacto Standard for Real-Time Computing. As the high-performance, real-time, computing market shifted to open systems, we introduced new products to meet these open system requirements while maintaining support for our proprietary systems. The market for open software has grown dramatically and we believe we can position our products (RedHawk and SUSE Linux Enterprise-Real Time) as the standard open software real-time operating system. We are seeking to accomplish this by partnering with established industry providers of both software and hardware to resell our products as a software-only product.

  - Real-Time Operating System Sales on Commercial-Off-The-Shelf (COTS) Hardware Platforms. Our strategy strikes a balance between offering upgrades for our Unix system offerings and investing in our open-source Linux(R) operating systems and our integrated hardware solutions (called iHawk(TM)) that include our real time operating systems. Our iHawk family is a line of COTS-based Intel(R) Xeon(TM) and AMD Opteron(TM) servers available in single, dual, quad, and 8-way processor models including new dual-core models. iHawks are available in a wide-range of configurations and include our Real-Time Clock and Interrupt Module. We expect that the on-going introduction of a wide-range of Intel and AMD servers running our Linux operating systems will allow us to compete for a broader range of business opportunities.

  - NightStar(R) Tool Suite. Our NightStar Tool Suite is a collection of software debugging and analysis products that enable our customers to perform diagnostic tests on the applications they have developed and system tuning for use on our Linux(R) open source and proprietary real-time operating systems. In the last year, we ported these tools to the standard Red Hat Linux distribution and we intend to continue to license the NightStar Tool Suite to our typical customers and port the suite so it may be used for system tuning on other platforms.

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

     ON-DEMAND PRODUCTS

     Our on-demand systems are typically located at the network operator's headend or hub in a distributed or centralized architecture with a small software module residing on the subscriber's set-top-box. When a subscriber selects a certain piece of video content from an on-screen menu, a dedicated video session is established between our video server and the digital set-top-box in the subscriber's home via the resource manager over the broadband network. The selected video content is accessed from the video server where it is stored at either a headend or a hub. The purchase is typically captured by our back-office software, creating a billing and royalty record for the broadband company's billing system. Our Everstream products integrate with VOD systems provided by us or our competitors and capture information from the VOD systems and organize and report that information to the broadband provider.

     MediaHawk(R) 4G On-Demand Platform. Our MediaHawk 4G On-Demand Platform is based on our extensive software running on commercial-off-the-shelf hardware sourced from leading Original Equipment Manufacturers (OEMs) suppliers. It consists of the MediaHawk Video Server, the Media Store 1000 storage system and the Media Matrix switching fabric. We believe we are the only major VOD vendor to separate streaming, storage, and content capture to maximize flexibility and
scalability.    We believe our modular approach provides our customers with the ability to better manage their initial deployments, expand those deployments, and add new services. Our recently announced MediaHawk 4500, introducing RAM/disk hybrid storage architecture, extends our modular approach and provides excellent stream density with superior resiliency. As of June 30, 2006, we had shipped a total of 3,377 MediaHawk servers with a total capacity of 954,741 streams in 159 deployments serving approximately 25.1 million basic subscribers. Our design goals are to provide seamless end-user viewing without any interruption. Our on-demand systems enable broadband companies to automate the movement of content from one storage location to another based upon demand and other network requirements. This feature enables the most efficient streaming and storage of content. We have applied for a patent to protect our developments in this area.

     Our 4G On-Demand Platform includes the following software components:

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

  - Real Time Media System. Our Real Time Media System is software that enables our customers to capture broadcast television programming at the time of broadcast and simultaneously digitally encode, store and propagate the captured programs for future viewing by subscribers. The TimeWarner Cable Start Over initiative is enabled by this module.

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

  - Integration Options. Our on-demand systems are compatible with a wide range of equipment and software employed by broadband companies to deliver digital television service, including digital set-top boxes from Cisco Systems Inc. (f.k.a. Scientific-Atlanta), Motorola, Pioneer, Sony, Pace Micro, Samsung, Humax, and Matsushita and transport topologies such as IP, DSL, Gigabit Ethernet, DVB-ASI, ATM, and 64 and 256

     QAM IF or RF. Further, since our on-demand technology allows us to perform functionality in the server rather than in the digital set-top box, we can overcome the challenge of providing on-demand services through digital set-top boxes with limited processing capability.

     Everstream(R) Data Suite. Our Everstream Data Suite is the foundation to our comprehensive data collection, reporting, analytics, and ad insertion platforms; enabling universal data collection from multiple vendor systems. Everstream's Data Suite is a comprehensive solution for collecting data from disparate interactive TV (iTV) systems and platforms, scrubbing and transforming that data into standardized information, and storing that data within a standard data warehouse model. This enables our customers, broadband companies deploying iTV services, to use Everstream applications or third party solutions to leverage data from all of their systems. Data Suite is built upon open relational database standards using proven Oracle technology and is integrated with the leading technologies that power iTV and on-demand services including Microsoft TV, Cisco ACNS, Real Networks, Windows Media, SeaChange, Concurrent, C-COR, Broadbus, and TANDBERG, as well as all major billing systems including Convergys, DST/Innovis, and CSG.

     Once our Everstream Data Suite product has captured operational information from our customers' diverse iTV services, that information can be leveraged, correlated, and interpreted empowering marketing, programming, advertising, and operations teams to seamlessly analyze usage, revenue, and quality of services. This intelligence provides new ways to compete by quickly identifying opportunities for revenue growth, operational efficiencies, and reduction of subscriber defection. This information can be utilized by the following Everstream modules:

  - Oi(TM) for VOD. Everstream's Oi provides operations and engineering teams with crucial insight into service performance and subscriber experience for digital services such as video on demand. Oi enables clear and concise roll-up of metrics and trends, with the ability to apply and track organization-wide targets.

  - Xi(TM) for VOD. Everstream's Xi provides market-to-market comparison, trending, and correlation analysis on the key performance metrics of interactive services. Xi provides the industry's most comprehensive insight into the impact of iTV offerings across multiple locations, platforms, and services.

  - Cd or Campaign Director. Campaign Director is a centralized, enterprise application server and data warehouse system for managing advertising campaigns across single or multiple system networks. Campaign Director represents Everstream's fourth generation of distributed ad campaign management technology for iTV and broadband platforms including video on demand. Campaign Director is comprised of two applications: the Campaign Director and the Campaign Decision Engine. Campaign Directors are normally licensed to cable and broadband operators, while Campaign Decision engines are licensed to iTV and broadband partners for inclusion as part of their product strategy. A third level system is available for content providers working with licensed MSOs. The Campaign Director was created using Java J2EE Enterprise Java Bean technology, giving it enterprise scalability, reliability and portability to different hardware and operating system platforms.

  - ReportOneTM Template Sets. Everstream provides a series of template sets to meet the standard demands of the broadband industry. These templates work within common reporting and business intelligence tools such as Cognos ReportNet. These templates may be used "out-of-the-box" or modified by our customers or ourselves to meet specific business requirements. The following report templates are available as part of the Everstream ReportOne template offerings:

       -  ReportOne for VOD.  Everstream's ReportOne for VOD provides universal
          -----------------
          reporting templates for popular off-the-shelf reporting tools and platforms. Universal reporting templates provide flexible query, filter, sort, grouping, and output of event, content, and subscriber level data from your interactive systems, supporting all major on-demand vendors and platforms. By employing industry standard tools, marketing, programming, and operations groups have the ability to use our reporting templates as is, or quickly adapt standard reports to meet evolving business requirements.

       -  ReportOne for Long Form Advertising.  Everstream's ReportOne Long Form
          -----------------------------------
          Advertising (LFA) provides immediate visibility for campaigns across all on-demand platforms and channels.

          Whether over cable VOD or IP-Based Streaming, LFA reports enable valuable insight into privacy protected subscriber viewing statistics and audience share metrics. Everstream's LFA templates provide key performance metrics such as views by households, views by demographic, views by Postal / ZIP code, share of active audience, share of total audience, viewing time per household, and time of day viewing analysis. Everstream's LFA reports can be configured to periodically send saved reports via email to users and clients, or allow them to securely log in to see the progress of their campaigns. Because each template can be extended easily with off-the-shelf reporting tools, users can collaborate with advertisers to provide exactly the reports needed.

       -  ReportOne for Audience Measurement.  ReportOne for Audience
          ----------------------------------
          Measurement provides a series of analytical report and dashboard templates for measuring iTV service consumption across channels and interactive applications while adhering to and protecting privacy. Our reporting templates are designed for off-the-shelf use or easy customization supporting common interactive events such as: channel surfing, channel stays, channel viewing correlation, and application usage.

     REAL-TIME PRODUCTS

     Our principle real-time products are:

  - SUSE Linux Enterprise-Real Time. SUSE Linux Enterprise-Real Time, provided in partnership by Concurrent and Novell is an industry standard, real-time version of the Novell open source Linux operating system for Intel/AMD-based multiprocessors. SUSE Linux Enterprise-Real Time provides the performance needed in time-critical and hard real-time environments. We believe SUSE Linux Enterprise-Real Time is the needed Linux solution for a broad range of deterministic applications such as financial trading, telecommunications, modeling, simulation, data acquisition, industrial control and medical imaging systems. Properly configured, SUSE Linux Enterprise-Real Time guarantees that a user-level application can respond to an external event in less than 30 microseconds. SUSE Linux Enterprise-Real Time achieves its superior real-time performance through key kernel enhancements we developed. SUSE Linux Enterprise-Real Time includes all the standard features of SUSE Linux including its user-level commands, utilities and system administration. SUSE Linux Enterprise-Real Time user libraries provide access to its value-add features that are not part of other Linux offerings. SUSE Linux Enterprise-Real Time is fully compatible with standard Linux user-level APIs, thus Linux applications written for other Linux distributions will run without modification.

  -  RedHawk(TM) Linux.  RedHawk Linux is an industry-standard,
     POSIX-compliant, real-time version of the open source Linux operating system. RedHawk Linux, compatible with the popular Red Hat(R) Linux distribution, provides high I/O throughput, guaranteed fast response to external events, and optimized interprocess communication. RedHawk is the ideal Linux environment for the complex real-time applications found in simulation, data acquisition, and industrial systems control. RedHawk also maintains third-party software compatibility with Red Hat Linux, allowing us to take advantage of the full range of third-party software applications that run on Red Hat. RedHawk achieves real-time performance by replacing the Red Hat kernel with a multithreaded, fully-preemptable kernel with low-latency enhancements. RedHawk's true symmetric multiprocessing support includes load-balancing and CPU shielding to maximize determinism and real-time performance in mission-critical solutions.

  - iHawk(TM). Our iHawk servers, based on Intel Xeon or AMD Opteron technologies, feature our real-time Linux operating systems and our Real-Time Clock & Interrupt Module. iHawk systems are extensively deployed in simulation, data acquisition and industrial process control applications, and satisfy scientific and other complex computing requirements.

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

  - PowerMAX Operating System. The PowerMAX operating system is our highly-deterministic UNIX-based operating system used on our Power Hawk systems.

  - NightStar(TM) Tools. The NightStar development tools help users debug and analyze their application software running under the PowerMAX, RedHawk Linux, SUSE Linux Enterprise-Real Time, Red Hat and SLES 10 operating systems.


SERVICES

     Customer Support. We offer worldwide hardware and software maintenance and support services for our products. Services include installation, integration, training, on-site maintenance, 24x7 telephone support, return-to-factory warranty, depot repair, and software support update service. Our integration and support offerings are an essential piece of successfully deploying and maintaining our products. An on-demand system has multiple interface points with other network elements, e.g., transport equipment, set-top boxes, conditional access, clients, navigators (electronic program guides), billing systems, content receivers, other applications and back office systems. Our system engineers are able to integrate these diverse elements, creating seamless on-demand services. Typically we provide support services at no additional charge during the warranty period and charge for the services under maintenance agreements after the warranty period. In addition to these basic service and support options, we also offer, for additional fees, software upgrades and additional onsite services. Over the past 20 to 25 years, we have routinely offered and delivered long-term service and support of our products, under maintenance contracts, for additional fees.

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


SALES AND MARKETING

     We sell our systems primarily in the U.S. through our direct field sales and support offices, as well as through channel partners (resellers, value added resellers, systems integrators, etc.). As of June 30, 2006, we had 87 employees in our sales and marketing force, which includes sales, sales support, marketing, strategic communications, product management, program management, and business development. Our sales force has significant experience in on-demand and real-time operating systems. Outside North America, we utilize a direct sales force out of our facilities in France, Germany, Australia, Hong Kong and Japan. Further, our direct sales forces are augmented by our channel partners that are able to introduce our products to new markets.

CUSTOMERS

     We derive revenue from a limited number of customers. As a result, the loss of, or reduced demand for products or related services from any of our major customers could adversely affect our business, financial condition and results of operations. Our products are typically manufactured and shipped in the same quarter the purchase order is received. Accordingly, we do not believe
backlog is a meaningful indicator of future level of sales.   Our backlog for
real-time and on-demand systems at June 30, 2006 and 2005 totaled $4.1 million and $3.2 million, respectively. In addition, we had deferred revenue of $8.9 million and $9.0 million at June 30, 2006 and 2005, respectively, which resulted primarily from prepaid maintenance services and shipments of systems where the revenue had not yet been recognized.

     We have purchase agreements with many customers, but none of these agreements currently require minimum purchases of our products. As a result, sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers' budgets for capital expenditures and new product introductions.

     A significant portion of our on-demand revenue has come from, and is expected to continue to come from, sales to the large broadband companies. The customers accounting for more than 10% of total revenue consisted of Cox (16%) and Comcast (13%) for the fiscal year ended June 30, 2006; Comcast (14%) for the fiscal year ended June 30, 2005; and Comcast (32%) and Cox (10%) for the fiscal year ended June 30, 2004. No other customer of our on-demand products accounted for more than 10% of total revenue during the last three fiscal years.

     Although we sell our real-time products to large customers, the customer base is more diversified than our on-demand business. Thus, only one customer, Lockheed-Martin, accounted for more than 10% of total revenues for the last three years. Specifically, Lockheed-Martin accounted for 13%, 18%, and 13% of total revenues in the fiscal years ended June 30, 2006, 2005, and 2004, respectively.

     We derive a significant portion of our revenues from the supply of products to U.S. government prime contractors and agencies of the U.S. government. The supplied systems include configurations from the RedHawk Linux, iHawk, PowerMAXION, Power Hawk, and 3200-2000 product lines, with certain systems incorporating custom enhancements requested by the customer. We sell these integrated computer systems to prime contractors, including Boeing, Lockheed-Martin and Raytheon. We also supply spare parts, upgrades, and engineering consulting services and both hardware and software maintenance. For the fiscal years ended June 30, 2006 and 2005, we recorded $15.1 million and $19.9 million in revenues to U.S. government prime contractors and agencies of the U.S. government, representing 21% and 25% of total sales for the period, respectively. Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, failure to exercise options, changes in government policies and the imposition of budgetary constraints. A loss of government contract revenues could have a material adverse effect on our business, financial condition and results of operations.


NEW PRODUCT DEVELOPMENT

     We are committed to the development of new technology and rapid innovation in the evolving markets in which we compete. Research and development costs are expensed when incurred and aggregated $18.8 million, $18.7 million, and $20.0 million in fiscal years 2006, 2005, and 2004, respectively.

     Our Everstream products measure and report on the quality of VOD services. Since they integrate with VOD systems provided to all major providers, they are utilized across numerous VOD deployments. We expect to continue to expand the capabilities of these products.

     Our research and development strategies with respect to our on-demand solutions are focused on the following:

  - Solid State Storage. In order to improve performance and storage reliability, we are developing the MH 4500 that integrates RAM storage with traditional disk storage. This hybrid approach enables us to provide a cost effective solution that will easily evolve as technology improves. We will continue to develop this product to meet our customer demands.

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

  - Audience Management. Understanding what consumers watch, when they watch and how they watch television is essential to the broadband providers, content owners, advertisers, and ad agencies. We expect to develop our Everstream products so they can provide this information, thereby, replacing services that currently project or estimate consumer activity with small samplings.

  - Interactive and Targeted Advertising. Interactive long format advertising has already been deployed by Cox Communications in their systems. Targeted advertising technology provided by Everstream will allow our on-demand system to insert different television commercials into the video streams for different consumers. This technology will allow the advertiser to closely "target" product advertisements to consumers most likely to buy, rather than broadcasting the same advertisements to everyone.

  - Interactive Menus. We have developed an interactive menu environment for on-demand service that we call the Interactive Media Solution. This in-band software application enables the operator to use more video to sell content through the menu and enhance on-demand navigation with more graphically rich backgrounds that intermix full motion video with menu backgrounds. This technology provides the subscriber with the ability to "window-shop" their on demand content without excessive investment in additional time or bandwidth by the operators.

     Our research and development strategies with respect to our real-time products are focused on the following:

  - RedHawk Linux. We plan to continue to enhance our RedHawk Linux real-time operating system to provide increased determinism for time-critical applications. We are also investigating opportunities to sell this operating system as a software only, independent product through partners.

  - SUSE Linux Enterprise-Real Time. We recently released SUSE Linux Enterprise-Real Time which is our real-time Linux operating system on Novell's SLES 10 release. This pure software product, sold by both Concurrent and Novell, will continue to be expanded and improved to meet customer demands and is licensed under a one-year subscription.

  - iHawk. We continue to plan to offer systems based on Intel Xeon 32-bit and 64-bit processor technology and AMD Opteron 64-bit processor technology in addition to systems based on new Intel and AMD dual-core processors. These systems are available in single, dual, quad and 8-way processor configurations and include support for the new dual-core technology.

  - RT-LAB RLX Simulation. Our agreement with Opal-RT has made their MATLAB/Simulink(TM) based simulation, rapid prototyping and hardware-in-the-loop product available on our RedHawk Linux based systems. Our product is called RT-LAB RLX and allows engineers to use mathematical block diagrams for design, simulation, control and related functions. RT-LAB RLX offers a scalable, high-performance, environment for the most demanding hardware-in-the-loop simulations such as for internal combustion engines, hydraulic systems, car dynamics and flexible multi-body mechanical systems, as well as electrical and power electronic systems.

  - Image Generation. ImaGen is our imaging platform for simulation and modeling applications that require enhanced realism and the ability to process very large amounts of input data. We developed this PC-based product based on visual software from Multigen-Paradigm Inc. These image generation systems directly address the requirements of the simulation and training and other markets. This new product allows us to compete for the visual subsystems within training systems.

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

  - NightStar Tools. Nightstar Tools is a powerful, integrated set of graphics-based tools for developing time-critical applications. NightStar tools run on real-time multiprocessing systems with minimum intrusion, thus preserving the behavior and determinism of the application being analyzed. Users can debug, monitor, schedule and analyze their applications locally or remotely from a PC or laptop. We expect to continue to expand the operating systems on which this product operates and improve the user interface.


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

     The major competitors of the on-demand product line currently include the following:

     SeaChange International, Inc., Microsoft Corp., Broadbus Technologies, Inc., Arroyo and C-COR Inc. (f.k.a. nCUBE Corp.). Additionally, there are a number of other entities in the market, including Kasenna, Inc., Tandberg Television (f.k.a. N2 Broadband, Inc.), Myrio, Akimbo, Bitband, Video Propulsion, Orca, Minerva, Silicon Graphics, Inc and others. We believe that we and SeaChange International Inc. are the leaders in the North American cable and international VOD markets based on the number of subscribers in the markets served. Typically, in Everstream opportunities, we compete against in-house development or customer offerings from consulting entities such as Accenture.

     Our real-time product line competes with a number of companies. Our major competitors can be categorized as follows:

  - major computer companies that participate in the high-performance computing business by layering specialized hardware and software on top of, or as an extension of, their general purpose product platforms, including Sun Microsystems, Hewlett Packard Company and IBM Corporation;

  - other computer companies that provide solutions for applications that address specific performance characteristics, such as fault-tolerance or high-performance graphics, including Silicon Graphics, Inc. and Hewlett Packard Company;

  - single board computer companies that provide board-level processors that are typically integrated into a customer's computer system, including Motorola, Inc., and Mercury, Inc.;

  - companies providing competitive offerings on the specialized Linux platform, including MontaVista Software, Inc., LynuxWorks, Inc., FSMLabs, Inc. and TimeSys Corporation;

  - companies providing a Linux platform with which our products are compatible, such as RedHat, Inc.; and

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

     We own three U.S. patents and multiple foreign patents focused on ad
insertion.   Additionally, we have patent applications pending in the United
States and abroad and have obtained a patent license to the portfolio previously owned by Thirdspace Living Limited, now owned by Alcatel (13 patents, 29 patent applications, and all additions, divisionals, continuations, continuations-in-part, extensions, reissues, and foreign counterparts thereof). These patents cover multiple interactive television, targeted advertising, and on-demand technologies.

     We have entered into licensing agreements with several third-party software developers and suppliers. Generally, such agreements grant us non-exclusive, worldwide licenses with respect to certain software provided as part of computers and systems we market and terminate on varying dates.


SUPPLIERS

     We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms. These components include, for example, processors, power supplies, integrated circuits and storage devices. We purchase product components from the following single suppliers: APW Electronic Solutions, Dell Inc., DME Corporation, Kardios Systems Corporation, Macrolink, Inc., Metal Form, Inc., Qlogic Corporation, Curtiss-Wright Controls, Inc., Sanmina-SCI Corporation, Seagate Technology, Inc., Tyco Electronics Corporation, GE Fanuc and Xyratex Technology Limited. In most cases, comparable products are available from other sources, but would require significant reengineering to conform to our system specifications.


SEASONALITY

     We have experienced variations in revenue, expenses and operating results from quarter to quarter in our on-demand and real-time businesses, and it is probable that these variations will continue. We believe that fluctuations in the number of orders for our on-demand systems being placed from quarter to quarter are principally attributable to the buying patterns and budgeting cycles of cable companies. We believe that orders for real-time products are dictated by buying cycles of the government and large government contractors. In addition, for both product lines, orders are often not finalized until the end of a quarter. We do not believe seasonality is a significant factor at this time.


GOVERNMENTAL REGULATION

     We are subject to various international, U.S. federal, state and local laws affecting our business. Any finding that we have been or are in noncompliance with such laws could result in, among other things, governmental penalties. Further, changes in existing laws or new laws may adversely affect our business.

     In connection with orders from the U.S. federal government and government contractors, we are in some circumstances subject to the U.S. federal government procurement regulations that may provide the buyer with the right to audit and review our performance, as well as our compliance with applicable laws and regulations. In addition, our business is subject to government regulation based on the products we sell that may be subject to government requirements such as obtaining an export license in certain circumstances or an end-use certificate from the buyer. In the United States, these requirements include, among others, the U.S. Export Administration Regulations, International Traffic in Arms Regulations and the economic sanctions and embargo laws enforced by the Office of Foreign Assets Control Regulations. If a government audit uncovers improper or illegal activities, or if we are alleged to have violated any laws or regulations governing the products we sell under our government contracts, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies.

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


ENVIRONMENTAL MATTERS

     We purchase, use, and arrange for certified disposal of chemicals used in the manufacturing process at our Pompano Beach, Florida, facility. As a result, we are subject to federal and state environmental protection and community right-to-know laws. Additionally, we export our products around the world where there are additional environmental regulations. These laws could have the effect of limiting our capital expenditures and thus could have a material adverse effect on our business, financial condition and results of operations. Violations of such laws can result in the imposition of substantial remediation costs and penalties. We believe we are in compliance with all material environmental laws and regulations.


EMPLOYEES

     As of June 30, 2006, we had 399 employees worldwide. Of these employees, 347 were located in the United States and 52 were located internationally.
Our employees are not unionized.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     A summary of net sales (consolidated net sales reflects sales to unaffiliated customers) attributable to our foreign and domestic operations for the fiscal years ended June 30, 2006, 2005, and 2004 is presented in Note 13 to the consolidated financial statements included herein.


ITEM 1A.  RISK FACTORS

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

     The risk factors below contain forward-looking statements regarding Concurrent. Actual results could differ materially from those set forth in the forward-looking statements. See "Cautionary Statements Regarding
Forward-Looking Statements" on page 42.

RISKS RELATED TO OUR BUSINESS

WE INCURRED NET LOSSES IN THE PAST AND MAY INCUR FURTHER LOSSES IN THE FUTURE.

     We incurred net losses of $9.3, $7.7, $5.7 and $24.6 million in fiscal years ended June 30 2006, 2005, 2004 and 2003, respectively. Our net loss for the fiscal year ended June 2004 included a gain of $3.1 million from the partial recovery of a previously recognized loss in a minority investment. Our net loss for the fiscal year ended June 30, 2003 included a charge of $13.0 million from the write-down of our investment in Thirdspace and a restructuring charge of $1.6 million. As of June 30, 2006, we had an accumulated deficit of approximately $146 million. We may incur additional net losses in the future. If these losses continue, we may be forced to take extreme measures to continue the business, such as further employee reductions, re-capitalization or reorganization transactions at undesirable prices, incurring significant debt at above market rates, or seeking bankruptcy protection.

A SIGNIFICANT PORTION OF OUR REVENUE HAS BEEN, AND IS EXPECTED TO CONTINUE TO BE, CONCENTRATED IN A SMALL NUMBER OF CUSTOMERS. IF WE ARE UNSUCCESSFUL IN MAINTAINING AND EXPANDING RELATIONSHIPS WITH THESE CUSTOMERS OR LOSE ANY OF THESE CUSTOMERS, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

     For the fiscal year ended June 30, 2006, Cox, Comcast and Lockheed Martin accounted for approximately 16%, 13% and 13%, respectively, of our revenues. If we are unsuccessful in maintaining and expanding key relationships with these and other existing customers, our business will be materially adversely affected. Further, if we are unsuccessful in establishing relationships with other large companies or experience problems in any of our systems, our ability to attract new customers and sell additional products to existing customers will be materially adversely affected.

     Our VOD customers typically swap sites or purchase sites from competitors such as the purchase and swap of sites from Adelphia between Time Warner Cable and Comcast. If we already have products deployed at a swapped site, the new owner may replace our products or discontinue maintenance with respect to such site. Alternatively, forecasted revenues could be negatively impacted because the new owner of the site may not need to purchase products from us due to their existing agreement with us.

     Due to our limited customer base and the relative size of each customer compared to Concurrent, our customers may make unreasonable and extensive demands upon our business. Such demands may include contractual service and product obligations on unfavorable terms. In addition, our failure to adequately perform under these contracts could result in liquidated damages. The payment of any liquidated damages or failure to meet our customers' expectations could substantially harm our future business prospects.

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

     Key components of both our real-time and on-demand products utilize open source software on Linux platforms. Some open source software, especially that provided under the GNU Public License, is provided pursuant to licenses that limit the restrictions that may be placed on the distribution and copying of the provided code. Thus, it is possible that customers or competitors could copy our software and freely distribute it. This could substantially impact our business and the ability to protect future business.

OUR FACILITIES, ESPECIALLY OUR POMPANO BEACH, FLORIDA FACILITIES, COULD BE SUBJECT TO SEVERE WEATHER THAT COULD SHUT DOWN THOSE FACILITIES AND HALT PRODUCTION.

     All of our facilities are, from time to time, subject to severe weather that could result in a temporary shut-down of the impacted facility. However, our Pompano Beach, Florida facilities are located in south Florida where there have been a number of hurricanes in recent years. A hurricane could shut-down both Pompano Beach facilities for extended periods thereby making it impossible for us to manufacture and ship products since all of our products are shipped out of those facilities. Further, an extended shut-down could slow the release of software products for our real-time business since almost all the developers for those products are located at those facilities.

THE VOD MARKET MAY NOT GAIN BROAD MARKET ACCEPTANCE AND OUR CUSTOMERS MAY NOT CONTINUE TO PURCHASE OUR ON-DEMAND SYSTEMS.

     In order for our on-demand business to succeed, broadband companies, particularly the largest North American broadband companies, must successfully market VOD to their television subscribers. None of our customers are contractually obligated to introduce, market or promote VOD, nor are any of our customers bound to achieve any specific product introduction schedule. Accordingly, even if a broadband company launches services using our system, it is under no obligation to expand to a full-scale commercial deployment using our technology. Further, we do not have exclusive arrangements with our customers. Therefore, our customers may enter into arrangements with one or more of our competitors.

     The growth and future success of our on-demand business depends largely upon our ability to penetrate markets and sell our systems to digitally-upgraded domestic and international broadband companies. If these potential customers determine that VOD is not viable as a business proposition or if they decide to delay their purchase decisions, as a result of capital expenditure restraints or otherwise, our business, financial condition and results of operations will be significantly adversely affected.

THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE, AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST OUR CURRENT AND FUTURE COMPETITORS, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS.

     The markets for on-demand and real-time products are extremely competitive. Our primary on-demand competitor, SeaChange International, is well funded and has been very successful in the VOD market. Additionally, some smaller competitors are private and have been funded by some of our broadband customers. This intense competition has negatively impacted our VOD revenues and may severely impact our success and ability to expand our on-demand deployments.
The market for our real-time products is ever changing. Although we currently enjoy a leadership position, a number of well-funded competitors such as IBM, or Red Hat could seek to displace us. As the demand shifts, we may be unable to adequately respond to customer demands or technology changes. There may be new entrants into the real-time market with better, more appropriate products. A list of the competitors faced by both of our markets and a categorization of our competitors is included under the Competition heading in the Business section in this Annual Report on Form 10-K.

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

THE INTRODUCTION OF BROADBAND INTERNET VOD SERVICES FOR TELEVISIONS MAY GAIN TRACTION, THUS REPLACING CURRENT VOD SERVICES AND HAVING A NEGATIVE IMPACT ON CONCURRENT'S ON-DEMAND BUSINESS.

     A number of well-funded companies such as Google, Yahoo, and Apple have been discussing broadband Internet VOD services for home television viewing. If these products are developed they may be more cost effective than our VOD solutions, thus, forcing our customers to discontinue purchases of our on-demand products.

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

A LOSS OF OUR GOVERNMENT CONTRACTS AND/OR ORDERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     We also derive a significant portion of our real-time revenues from the supply of systems under government contracts and/or orders. For the fiscal year ended June 30, 2006, we recorded $15.1 million in sales to U.S. government prime contractors and agencies of the U.S. government, down $4.9 million, or 24%, from the year ended June 30, 2005. These sales represent approximately 21% of our total sales in the period. Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, changes in governmental policies and the imposition of budgetary constraints. A loss of government contract revenues would have a material adverse effect on our business, results of operations and financial condition.

WE CURRENTLY HAVE STRATEGIC RELATIONSHIPS WITH NOVELL, ORACLE, ALCATEL, CISCO SYSTEMS INC. (F.K.A. SCIENTIFIC-ATLANTA) AND MOTOROLA, AMONG OTHERS. WE MAY BE UNSUCCESSFUL IN MAINTAINING THESE STRATEGIC RELATIONSHIPS, OR ESTABLISHING NEW STRATEGIC RELATIONSHIPS THAT WILL BE AN IMPORTANT PART OF OUR FUTURE SUCCESS. IN EITHER EVENT, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

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

     We cannot provide assurance that existing or future strategic partners will not pursue alternative technologies or develop alternative products in addition to or in lieu of our technology, either on their own or in collaboration with others, including our competitors. For example, in 2005 Alcatel announced an agreement with Microsoft Corp. that we believe may jeopardize our long term relationship with Alcatel and in July 2006, Motorola announced intentions to purchase Broadbus Technologies, one of our VOD competitors. These alternative technologies or products may be in direct competition with our technologies or products and may significantly erode the benefit of our strategic relationships and adversely affect our business, financial condition and results of operations.

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

     We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms. These components include, for example, processors, power supplies, integrated circuits and storage devices. We purchase product components from the following single suppliers: APW Electronic Solutions, Dell Inc., DME Corporation, Kardios Systems Corporation, Macrolink, Inc., Metal Form, Inc., Qlogic Corporation, Curtiss-Wright Controls, Inc., Sanmina-SCI Corporation, Seagate Technology, Inc., Tyco Electronics Corporation, GE Fanuc and Xyratex Technology Limited. In most cases, comparable products are available from other sources, but would require significant reengineering to conform to our system specifications. Our reliance on single suppliers entails a number of risks, including the possibility of defective parts, a shortage of components, increase in components costs, and reduced control over delivery schedules. Any of these events could adversely affect our business, results of operations and financial condition.
We estimate that a lead-time of 16-24 weeks may be necessary to switch to an alternative supplier of certain custom application specific integrated circuit and printed circuit assemblies. A change in the supplier of these components without the appropriate lead-time could result in a material delay in shipments by us of certain products. Where alternative sources are available, qualification of the alternative suppliers and establishment of reliable supplies of components from such sources may also result in delays. Shipping delays may also result in a delay in revenue recognition, possibly outside the fiscal year period originally planned, and, as a result, may adversely affect our financial results for that particular period.

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

     Our future performance depends on the continued service of our senior management and our engineering, sales and marketing and manufacturing personnel. Competition for qualified personnel is intense, and we may fail to retain our new key employees or to attract or retain other highly qualified personnel. In
the last six months we have experienced abnormally high turnover.    The loss of
the services of one or more of our key personnel could seriously impact our business. Our future success also depends on our continuing ability to attract, hire, train and retain highly skilled managerial, technical, sales, marketing and customer support personnel. In addition, new employees frequently require extensive training before they achieve desired levels of productivity. We do not carry key person life insurance on any of our employees.

INTERNATIONAL SALES ACCOUNTED FOR APPROXIMATELY 32%, 33%, 18%, AND 14% OF OUR REVENUE IN FISCAL YEARS 2006, 2005, 2004, AND 2003. ACCORDINGLY, OUR BUSINESS IS SUSCEPTIBLE TO NUMEROUS RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

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

     VOD is still an emerging technology, and we cannot assure you that it will attract widespread demand or market acceptance. Further, the potential size of the VOD market and the timing of our development are uncertain. Our success in the VOD market will depend upon the commercialization and broad acceptance of VOD by residential subscribers and other industry participants, including broadband companies, content providers, set-top box manufacturers, and educational institutions. The future growth of our on-demand business will depend on the pace of the installation of interactive digital cable and digital set-top-boxes, the rate at which cable companies deploy digital infrastructure, the rate at which digital video technology expands to additional market segments, and the rate that the technology is adopted by consumers.

THE SUCCESS OF OUR ON-DEMAND BUSINESS IS DEPENDENT ON THE AVAILABILITY OF, AND THE DISTRIBUTION WINDOWS FOR, MOVIES, PROGRAMS AND OTHER CONTENT. IF SUFFICIENT VOD CONTENT IS NOT AVAILABLE ON A TIMELY BASIS, OUR ON-DEMAND BUSINESS WILL BE ADVERSELY AFFECTED.

     The success of VOD will largely be dependent on the availability of a wide variety and substantial number of movies, subscription based content from providers such as HBO, Showtime, and Starz Encore, specialty programs and other material, which we refer to as content, in digital format. We do not provide digital VOD content. Therefore, the future success of our on-demand business is dependent in part on content providers, such as traditional media and entertainment companies, providing significant content for VOD. Further, we are dependent in part on other third parties to convert existing analog content into digital content so that it may be delivered via VOD.

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

BOTH OF OUR PRODUCT LINES ARE SUBJECT TO GOVERNMENTAL REGULATION. ANY FINDING THAT WE HAVE BEEN OR ARE IN NONCOMPLIANCE WITH SUCH LAWS COULD RESULT IN, AMONG OTHER THINGS, GOVERNMENTAL PENALTIES OR CLASS ACTION LAWSUITS. FURTHER, CHANGES IN EXISTING LAWS OR NEW LAWS MAY ADVERSELY AFFECT OUR BUSINESS.

     We are subject to various international, U.S. federal, state and local laws affecting our on-demand and real-time product lines. The television industry is subject to extensive regulation in the United States and other countries. Our on-demand business is dependent upon the continued growth of the digital television industry in the United States and internationally. Broadband companies are subject to extensive government regulation by the Federal Communications Commission and other federal and state regulatory agencies, including privacy regulations. If we were found to be, or believed to be non-compliant with privacy laws, we could face substantial exposure to government fines or privacy litigation. This risk is especially important for our Everstream products since these products, current and future, monitor set-top-box functions that could be impacted by privacy law protections. Additionally, regulations could have the effect of limiting capital expenditures by broadband companies and thus could have a material adverse effect on our business, financial condition and results of operations. The enactment by federal, state or international governments of new laws or regulations could adversely affect our broadband customers, and thereby materially adversely affect our business, financial condition and results of operations. Our real-time business is also subject to strict government regulation as the result of the government work we do. The regulations deal with security clearances, privacy, employment practices, pricing, purchasing, intellectual property and integrity. If we were ever found in violation or if out of tolerance, our production and resultant revenues could be halted or significantly delayed.

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

     We believe that our existing cash balances and funds generated by operations will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months. However, our working capital declined from $43.5 million on June 30, 2002 to $17.4 million on June 30, 2006. We expect that our working capital may continue to decrease during fiscal year 2007. If our revenue does not increase and stabilize in future periods, we will continue to use substantial cash from operating activities, which will cause working capital to further decline. If these losses continue, we may be forced to take extreme measures to continue the business, such as employee reductions, re-capitalization or reorganization transactions at undesirable prices, incurring significant debt at above market rates, or seeking bankruptcy protection.

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

THE ONGOING CONFLICTS IN THE MIDDLE EAST AND ANY FUTURE ARMED CONFLICT OR TERRORIST ACTIVITIES MAY CAUSE THE ECONOMIC CONDITIONS IN THE U.S. OR ABROAD TO DETERIORATE, WHICH COULD HARM OUR BUSINESS.

     U.S. military personnel are still engaged in the continued occupation of Iraq. In addition, armed conflict between Israel and Hezbollah in Lebanon has created instability as the future of conflict in the Middle East. The conflicts in the Middle East, future terrorist attacks against U.S. targets, rumor or threats of war, additional conflicts involving the U.S. or its allies or trade disruptions may impact our operations or cause general economic conditions in the U.S. and abroad to deteriorate. A prolonged economic slowdown or recession in the U.S. or in other areas of the world could reduce the demand for our products and, therefore, negatively affect our future sales and profits. Any of these events could have a significant impact on our business, financial condition or results of operations and may result in the volatility of the market price for our common stock and other securities.

OUR STOCK PRICE HAS BEEN VOLATILE IN THE PAST AND MAY BE VOLATILE IN THE FUTURE.

     Our common stock is traded on the NASDAQ National Market. For the fiscal year ended June 30, 2006, the high and low prices reported on the NASDAQ National Market were $3.40 and $1.45, respectively. Further, as of August 31, 2006, the price as reported on the NASDAQ National Market was $1.54. The market price of our common stock may fluctuate significantly in the future in response to various factors, some of which are beyond our control, including, among others:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     Our principal facilities as of June 30, 2006, are listed below. All of the principal facilities are leased. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

                                                                EXPIRATION DATE    APPROX.
         LOCATION                      PRINCIPAL USE               OF LEASE      FLOOR AREA
         --------                      -------------               --------      ----------
                                                                                 (SQ. FEET)
6001 Cochran Road, Suite 300  Everstream Sales, Research &      December 2007        10,000
Solon, OH 44139               Development, and Support

4375 River Green Parkway      Corporate Headquarters,           November 2006        33,000
Suite 100                     Administration, Research &
Duluth, Georgia               Development, Sales and Marketing

2800 Gateway Drive            Manufacturing and Service         December 2007        40,000
Pompano Beach, Florida

2881 Gateway Drive            Administration, Research &        December 2007        30,000
Pompano Beach, Florida        Development, Sales and Marketing

3535 Route 66                 Repair and Service Depot          May 2009             17,000
Bldg. 3
Neptune, New Jersey

3rd Floor, Voyager Place      Administration and Research &     January 2008         10,000
Shoppenhangers Road           Development
Maidenhead, Berkshire UK

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


ITEM 3. LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not presently involved in any material litigation, but have the following matters pending:

     -    Vicor, Inc. v. Concurrent Computer Corporation, Essex Superior Court,
          ----------------------------------------------
          Massachusetts, Civil Action No. C5-1437A. This suit was filed August 18, 2005 requesting declaratory relief regarding a contractual dispute between the parties. On March 8, 2006, after briefing and arguments, the case was dismissed for resolution by arbitration. Vicor has appealed the matter and filed a motion to stay the arbitration that is proceeding in Florida.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM X. OFFICERS OF THE REGISTRANT

     Our officers are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal. Set forth below are the names, positions, and ages of executive officers as of August 31, 2006:

NAME               POSITION                                                           AGE
----               --------                                                           ---
T. Gary Trimm      President and Chief Executive Officer                               58
Warren Neuburger   Chief Operating Officer                                             52
Gregory S. Wilson  Chief Financial Officer                                             41
Kirk L. Somers     Vice President Investor Relations and General Counsel & Secretary   41

     T. Gary Trimm, President, Chief Executive Officer, and Director. Mr. Trimm has served as President and Chief Executive Officer of Concurrent since July 2004. He became a director on August 10, 2004. From 2003 to July 2004, Mr. Trimm was President and Chief Executive Officer of OpVista, Inc., a manufacturer of scalable transport solutions. From 1997 to 2003, Mr. Trimm served as President and Chief Executive Officer of Strategic Management, LLC, a consulting firm. From 1995 to 1997, Mr. Trimm served as President and Chief Executive Officer of Compression Labs, a developer and marketer of CDV-based video-conferencing systems, and from 1988 to 1995, Mr. Trimm served at Scientific-Atlanta, Inc., where his final position was President of their
Subscriber Division.   Mr. Trimm also spent several years at American Technical
Services and served in the United States Navy within the US Navy Submarine Service. Mr. Trimm serves on the board of directors of ATX Inc. in Canada.

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

     Gregory S. Wilson, Chief Financial Officer. Mr. Wilson joined Concurrent in February 2000 as Corporate Controller. In January 2005, he was promoted to Chief Financial Officer. Prior to joining Concurrent, from 1998 to 2000, Mr. Wilson served as the Manager of Financial Planning and Analysis at LHS Group Inc., a publicly traded global provider of operating support system software and services to the communications industry. From 1997 to 1998, Mr. Wilson served as a consultant for BAAN Corporate Office Solutions. From 1994 to 1997, Mr. Wilson served as Director of Planning and Analysis for a division of Turner Broadcasting. From 1990 to 1994, he worked for Oppenheimer Capital where his financial responsibilities included internal financial reporting, quarterly and annual filings with the SEC, and financial planning and analysis. Mr. Wilson began his career with Ernst and Young of Atlanta in 1987.

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

     FISCAL YEAR 2006
     QUARTER ENDED:      HIGH    LOW
                         -----  -----

     September 30, 2005  $2.39  $1.63
     December 31, 2005   $2.13  $1.45
     March 31, 2006      $3.23  $1.82
     June 30, 2006       $3.40  $2.35

     FISCAL YEAR 2005
     QUARTER ENDED:      HIGH    LOW
                         -----  -----

     September 30, 2004  $2.00  $1.35
     December 31, 2004   $2.95  $1.40
     March 31, 2005      $2.94  $1.69
     June 30, 2005       $2.31  $1.48

     As of August 31, 2006, there were 72,255,000 shares of Common Stock outstanding, held by approximately 14,100 stockholders with a closing price on the NASDAQ National Market of $1.54.

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

                                     SELECTED CONSOLIDATED FINANCIAL DATA
                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED JUNE 30,
                                         --------------------------------------------------------------------
INCOME STATEMENT DATA                      2006           2005           2004           2003           2002
---------------------                    --------       --------       --------       ---------       -------
Net sales                                $71,612        $78,685        $79,235        $ 75,453        $89,369
Gross margin                              35,369         38,776         38,722          36,423         44,566
Operating income (loss)                   (9,580)        (7,457)        (8,540)        (11,429)  (4)    3,679
Income (loss) before cumulative effect
  of accounting change                    (9,022)        (7,729)        (5,725)        (24,552)         4,383
Cumulative effect of accounting change
  (net of income tax)                       (323)  (1)        -              -               -              -
Net income (loss)                         (9,345)  (1)   (7,729)  (2)   (5,725)  (3)   (24,552)  (5)    4,383
Net income (loss) per share
  Basic                                  $ (0.14)  (1)  $ (0.12)  (2)  $ (0.09)  (3)  $  (0.40)  (5)  $  0.07
  Diluted                                $ (0.14)  (1)  $ (0.12)  (2)  $ (0.09)  (3)  $  (0.40)  (5)  $  0.07

                                                                    AT JUNE 30,
                                         --------------------------------------------------------------------
BALANCE SHEET DATA                         2006           2005           2004           2003           2002
------------------                       --------       --------       --------       ---------       -------
Cash, cash equivalents and
  short-term investments                 $14,423        $19,880        $27,928        $ 30,697        $30,519
Working capital                           17,384         22,911         26,378          30,180         43,545
Total assets                              68,758         63,977         74,542          77,839         98,688
Stockholders' equity                      43,774         38,353         45,726          43,458         69,224

     (1) In March 2005, the FASB issued Financial Interpretation No. 47 ("FIN 47"), "Accounting for Asset Retirement Obligations - an interpretation of FASB Statement No. 143." FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability's fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are required to record an asset and a corresponding liability for the present value of the estimated asset retirement obligation associated with the leasehold improvements at some of our international locations. The asset is depreciated over the life of the corresponding lease while the liability accretes to the amount of the estimated retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We adopted FIN 47 on June 30, 2006 with a $323,000 cumulative effect of accounting change (net of tax) recorded in Concurrent's results of operations. This charge is a combination of depreciation and accretion expense.
     (2) Net loss for the year ended June 30, 2005 includes $0.4 million impairment charge related to our investment in Everstream, net of a $0.1 million recovery of a previously recognized impairment charge related to our investment in Thirdspace.
     (3) Net loss for the year ended June 30, 2004 includes $3.1 million from the partial recovery of the previously recognized impairment charge related to our investment in Thirdspace discussed in Note (5) below.
     (4) Operating loss for the year ended June 30, 2003 includes a restructuring charge of $1.6 million.
     (5) Net loss for the year ended June 30, 2003 includes a $13.0 million impairment charge related to our investment in Thirdspace and a restructuring charge of $1.6 million.

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

OVERVIEW

     During the twelve months ended June 30, 2006, we used $4.0 million in cash and cash equivalents from operations, and ended the year with $14.4 million in cash and cash equivalents. During the year ended June 30, 2005, we used $8.5 million in cash and cash equivalents from operations, and ended the year with $19.9 million in cash and cash equivalents. The decrease in cash usage from operations during the twelve months ended June 30, 2006 compared to the twelve months ended June 30, 2005 is due to changes in working capital, primarily timing of receivable collections. See further discussions in the "Liquidity and Capital Resources" section of this document. Our cash balance benefited from the addition of $1.2 million from the acquisition of Everstream during the twelve months ended June 30, 2006. We believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months. Over the next 6-9 months we plan to reduce our operating expenses and our costs of goods and services in certain areas while at the same time investing resources in other key strategic areas. We began this plan by terminating approximately 7% of our employees in July, 2006. We will continue to review and realign our cost structure as needed. However, unless and until our revenue increases and stabilizes, it is likely we will continue to use cash from operating activities. See further discussions in the "Liquidity and Capital Resources" section of this document. If we continue to use cash from operating activities, we may be forced to take extreme measures to continue the business, such as further employee reductions, re-capitalization or reorganization transactions at undesirable prices, incurring significant debt at above market rates, or seeking bankruptcy protection. We expect that we will report a net loss for fiscal 2007 and will continue to use cash from operating activities.

     Some recent trends in the VOD market have been a shift in on-demand revenue from large, new North American on-demand deployments to a mix of new international deployments; expansions of streams, ingest, and storage at previously deployed systems; and smaller, new North American on-demand deployments. We have also seen pricing pressure due to the entrance of small competitors, a number of which have announced that they are being acquired by substantially larger companies. We also believe that since the VOD market has a limited number of customers, a large number of well-financed competitors, and requires significant research and development expenditures, it may be difficult to make a profit in this market until market forces such as the availability of telco VOD or consumer adoption drive significantly greater demand. Another recent trend in the real-time market is the reallocation of government spending away from some of our traditional real-time projects to other initiatives. This redeployment of resources has resulted in a number of opportunities being delayed and, in some cases, terminated.

     In each of the past two fiscal years, we have recorded costs associated with Sarbanes-Oxley Section 404 compliance. During fiscal year 2006 and 2005, we spent approximately $0.6 million and $0.9 million related to outside services for Sarbanes-Oxley compliance, respectively, and invested significant personnel hours.

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

     Software and Hardware Sales
     ---------------------------

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

     Professional Services
     ---------------------

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

     Hardware and Software Maintenance
     ---------------------------------

     We recognize revenue from maintenance services in accordance with SOP 97-2. Depending upon the specific terms of the customer agreement, we may include warranty as part of the purchase price. In accordance with SOP 97-2 and, depending upon the specific terms of the customer agreement, we either accrue the estimated costs to be incurred in performing maintenance services at the time of revenue recognition and shipment of product, or we defer revenue associated with the maintenance services to be provided during the warranty period based upon the value for which we have sold such services separately when they are renewed by existing customers. For those arrangements in which the warranty period is less than or equal to one year, we accrue the estimated costs to be incurred in providing services. In accordance with paragraph 59 of SOP 97-2, we have determined that the warranty fee is part of the initial license fee, the warranty period is for one year or less, the estimated cost of providing the services are immaterial, and upgrades and enhancements offered during maintenance arrangements historically have been and are expected to continue to be minimal and infrequent. Actual costs are then charged against the warranty accrual as they are incurred. For those arrangements in which the warranty period is greater than one year, we defer revenue based upon the value for which we have sold such services separately. This revenue is then recognized on a straight line basis over the warranty period.

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

   Impairment of Goodwill and Trademark

     We review goodwill and trademark for impairment on an annual basis or on an interim basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any such impairment loss would be measured as the difference between the carrying amount of the asset and its fair value based on the present value of estimated future cash flows. Significant judgment is required in the forecasting of future operating results, which are used in the preparation of projected cash flows. Due to uncertain market conditions and potential changes in our strategy and products, it is possible that forecasts used to support our goodwill and trademark may change in the future which could result in significant non-cash charges that would adversely affect our results of operations.

     At June 30, 2006, we had $15.6 million of goodwill and a $1.1 million Everstream trademark. In assessing whether or not goodwill and the trademark are impaired, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. On July 1, 2006 and 2005, our annual testing day, as required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", we updated and reviewed the impairment analysis in conjunction with our revised expected future operating results. We have concluded that goodwill is realizable based on forecasted discounted cash flows and on our stock market valuation. Neither method indicated that our goodwill had been impaired and, as a result, we did not record an impairment loss related to goodwill during the twelve months ended June 30, 2006. We have concluded that the trademark is realizable based on forecasted future cash flows associated with the Everstream name. If the estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. Subsequent impairment charges, if any, will be reflected in operating income in the Consolidated Statements of Operations.

   Valuation of Deferred Tax Assets

     In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At June 30, 2006 and June 30, 2005, substantially all of the deferred tax assets have been fully reserved due to the tax operating losses for the past several years and the inability to assess as more likely than not the likelihood of generating sufficient future taxable income to realize such benefits.

   Stock-Based Compensation

     We adopted Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") on July 1, 2005 which required that the cost resulting from all share-based payment transactions be recognized in the financial statements and required all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. The additional compensation expense resulting from the adoption of SFAS 123(R) was $278,000 for fiscal year 2006. Assumptions used to estimate compensation expense from issuance of share-based compensation are based, to some extent, on historical experience and expectation of future conditions. To the extent we issue additional share-based compensation, or assumptions regarding previously issued share-based compensation change, our future share-based compensation expense may be positively or negatively impacted.

SELECTED OPERATING DATA AS A PERCENTAGE OF NET SALES

     The following table sets forth our consolidated historical operating information, as a percentage of total revenues, for the periods indicated:

                                                                  YEAR ENDED JUNE 30,
                                                                -----------------------
                                                                  2006    2005    2004
                                                                -------  ------  ------
Revenue (% of total sales):
  Product                                                         69.3%  72.5 %   71.9%
  Service                                                         30.7    27.5    28.1
                                                                -------  ------  ------
    Total revenue                                                100.0   100.0   100.0
Cost of sales (% of respective sales category):
  Product                                                         50.4    47.4    49.3
  Service                                                         51.0    59.5    55.7
                                                                -------  ------  ------
    Total cost of sales                                           50.6    50.7    51.1

Gross margin                                                      49.4    49.3    48.9

Operating expenses:
  Sales and marketing                                             23.1    22.6    21.8
  Research and development                                        26.3    23.8    25.2
  General and administrative                                      13.4    12.4    12.7
  Gain on liquidation of foreign subsidiary                          -       -    (0.1)
                                                                -------  ------  ------
    Total operating expenses                                      62.8    58.8    59.6
                                                                -------  ------  ------
Operating loss                                                   (13.4)   (9.5)  (10.8)
Recovery (impairment) of minority investment                         -    (0.4)    3.9
Interest income - net                                              0.3     0.3     0.4
Other income (expense), net                                        0.8    (0.6)   (0.2)
                                                                -------  ------  ------
Loss before income taxes and
  cumulative effect of accounting change                         (12.3)  (10.2)   (6.6)
Provision (benefit) for income taxes                              (0.3)   (0.4)    0.6
                                                                -------  ------  ------
Loss before cumulative effect of accounting change               (12.6)   (9.8)   (7.2)
  Cumulative effect of accounting change (net of income taxes)    (0.4)      -       -
                                                                -------  ------  ------
Net loss                                                        (13.0)%  (9.8)%  (7.2)%
                                                                =======  ======  ======

RESULTS OF OPERATIONS

     We recognize revenue for product sales in accordance with the appropriate accounting guidance as described in our critical accounting policies. We recognize revenue from customer service plans ratably over the term of each plan, which are typically between one and three years.

     Custom engineering and integration services are typically completed within 90 days from receipt of an order. Revenues from these services are recognized upon completion and delivery of the product to the customer.

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

FISCAL YEAR 2006 IN COMPARISON TO FISCAL YEAR 2005

     The following table sets forth summarized consolidated financial information for each of the two fiscal years ended June 30, 2006 and 2005 as well as comparative data showing increases and decreases between periods.

                                                        YEAR ENDED JUNE 30,
                                                       ---------------------
                                                                                   $           %
         (DOLLARS IN THOUSANDS)                           2006        2005       CHANGE      CHANGE
                                                       ----------  ----------  ----------  ---------
Product revenue                                        $  49,592   $  57,070   $  (7,478)    (13.1%)
Service revenue                                           22,020      21,615         405       1.9%
                                                       ----------  ----------  ----------  ---------
    Total revenue                                         71,612      78,685      (7,073)     (9.0%)
Product cost of sales                                     25,010      27,053      (2,043)     (7.6%)
Service cost of sales                                     11,233      12,856      (1,623)    (12.6%)
                                                       ----------  ----------  ----------  ---------
    Total cost of sales                                   36,243      39,909      (3,666)     (9.2%)
                                                       ----------  ----------  ----------  ---------

Product gross margin                                      24,582      30,017      (5,435)    (18.1%)
Service gross margin                                      10,787       8,759       2,028      23.2%
                                                       ----------  ----------  ----------  ---------
    Total gross margin                                    35,369      38,776      (3,407)     (8.8%)

Operating expenses:
  Sales and marketing                                     16,576      17,785      (1,209)     (6.8%)
  Research and development                                18,783      18,748          35       0.2%
  General and administrative                               9,590       9,717        (127)     (1.3%)
  Restructuring charge                                         -         (17)         17     NM (1)
                                                       ----------  ----------  ----------  ---------
    Total operating expenses                              44,949      46,233      (1,284)     (2.8%)
                                                       ----------  ----------  ----------  ---------
Operating loss                                            (9,580)     (7,457)     (2,123)     28.5%
Impairment loss on minority investment                         -        (313)        313     NM (1)
Other income (expense) - net                                 749        (231)        980     NM (1)
                                                       ----------  ----------  ----------  ---------
Loss before provision for income taxes and
  cumulative effect of accounting change                  (8,831)     (8,001)       (830)     10.4%
Provision (benefit) for income taxes                         191        (272)        463     NM (1)
                                                       ----------  ----------  ----------  ---------
Loss before cumulative effect
  of accounting change                                    (9,022)     (7,729)     (1,293)     16.7%
Cumulative effect of accounting change (net of taxes)       (323)          -        (323)    NM (1)
                                                       ----------  ----------  ----------  ---------
Net loss                                               $  (9,345)  $  (7,729)  $  (1,616)     20.9%
                                                       ==========  ==========  ==========  =========

     (1) NM denotes percentage is not meaningful

     Product Revenue. Total product sales for fiscal year 2006 were $49.6 million, a decrease of approximately $7.5 million, or 13.1% from $57.1 million in fiscal year 2005. The decrease in product sales resulted from the $5.1 million, or 16.2%, decrease in on-demand product sales to $25.9 for fiscal year 2006 from $31.0 million for fiscal year 2005. To a lesser extent the decrease in product sales also resulted from the $2.4 million, or 9.4% decrease in real-time product sales to $23.7 million for fiscal year 2006 from $26.1 million for fiscal year 2005. The decrease in on-demand product sales was primarily due to a $3.4 million decrease in international sales, particularly in Japan, during the twelve months ended June 30, 2006, as compared to the same period of the prior year. Although we were able to generate incremental revenue from the sale of Everstream on-demand reporting tools within our Japanese market during the twelve months ended June 30, 2006, this revenue did not match the revenue generated from prior year new system deployments within the Japanese market. The reduction in on-demand product revenue in Japan was partially offset by an increase in European on-demand product revenue through our relationship with Alcatel. However, we do not expect European revenues from our Alcatel relationship to continue at levels achieved during fiscal 2006 because Alcatel has entered into an agreement with Microsoft Corporation that is likely to jeopardize our long term relationship. The decrease in on-demand product sales was also due to a $1.7 million decrease in revenue from our North American market in fiscal year 2006, as compared to fiscal year 2005, primarily due to competitive pricing pressures in the North American market during 2006. Fluctuation in on-demand revenue is often due to the fact that we have a small base of large customers making periodic large purchases that account for a significant percentage of revenue.

     The decrease in real-time product sales was primarily due to a $3.2 million decrease in North American sales during the twelve months ended June 30, 2006, as compared to the same period of the prior year. This decrease was primarily due to lower revenue for our traditional real-time products from our largest North American real-time customer. This decline has been partially offset by an increase in revenue from international and domestic demand for our Linux based real-time products.

     Service Revenue. Service revenue increased $0.4 million, or 1.9%, to $22.0 million for fiscal year 2006 from $21.6 million in fiscal year 2005. The increase in service revenue was attributable to a $2.6 million, or 29.1%, increase in service revenue associated with on-demand products, compared to fiscal year 2005. Service revenue associated with on-demand products increased primarily due to the addition of Everstream service revenue in the current period. Everstream service revenue was attributable to maintenance service on software products and integration and service performed after our acquisition of Everstream. Furthermore, the on-demand business continued to recognize maintenance and installation revenue on our expanding base of on-demand market deployments. As the warranty agreements that typically accompany the initial sale and installation of our on-demand systems expire, we anticipate selling new maintenance agreements to our customers.

     The increase in service revenue associated with on-demand product was partially offset by a $2.2 million, or 17.9%, decrease in service revenue associated with real-time product during fiscal year 2006, compared to the prior fiscal year. Service revenue associated with real-time products continued to decline primarily due to the expiration of maintenance contracts as legacy machines were removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue. We expect this trend of declining service for real-time products to continue into the foreseeable future.

     Product Gross Margin. Product gross margin was $24.6 million for fiscal year 2006, a decrease of $5.4 million, or 18.1%, from $30.0 million for fiscal year 2005. Product gross margin as a percentage of product sales decreased to 49.6% in fiscal year 2006 from 52.6% in fiscal year 2005. The decrease in product margins as a percentage of product sales is primarily due to a less favorable mix of real-time software and hardware products both domestically and internationally in fiscal year 2006. In addition, we incurred an additional $0.5 million of amortization expense during the twelve months ended June 30, 2006 related to acquired Everstream technology.

     Service Gross Margin. The gross margin on service sales increased $2.0 million, or 23.2%, to $10.8 million, or 49.0% of service revenue in fiscal 2006 from $8.8 million, or 40.5% of service revenue in fiscal year 2005. Increasing service margins are primarily due to service revenues generated by Everstream subsequent to the acquisition of Everstream. This new source of revenue provides higher service margins than we have traditionally experienced and we expect this revenue source to continue to have a favorable impact on service margins going forward, although we cannot be assured that they will continue at the same level achieved during the twelve months ended June 30, 2006. Service margins also increased during fiscal year 2006 compared to fiscal year 2005 due to cost savings generated by our cost reduction initiative during the prior fiscal year. Service cost of sales decreased $1.6 million due to fewer service personnel, net of Everstream additions, in fiscal year 2006. This net decrease in service personnel resulted in a $0.7 million reduction in salaries, wages and benefits. In addition to the decreasing personnel costs, we also incurred $0.6 million less in severance costs compared to the prior year and we incurred $0.4 million less in travel costs compared to the prior year. Severance expense recorded in the twelve months ended June 30, 2005 resulted from a reduction in service personnel as we scaled down the infrastructure necessary to fulfill declining real-time product related contractual obligations. The decline in contractual obligations results from the expiration of maintenance contracts as legacy machines are removed from service and replaced with machines that are less costly to maintain.

     Sales and Marketing. Sales and marketing expenses decreased $1.2 million, or 6.8%, to $16.6 million during fiscal year 2006 from $17.8 million in fiscal year 2005. This decrease is primarily due to a $1.2 million reduction in salaries, wages and benefits resulting from the cost savings initiative implemented during the twelve months ended June 30, 2005, and severance of $0.3 million recorded in the prior year. In addition, we reduced depreciation expense associated with demonstration equipment by $0.4 million during the twelve months ended June

30, 2006, as compared to the same period of the prior year, due to the fact that we have reduced spending on such equipment. Partially offsetting these decreases, commission expense increased $0.3 million during the twelve months ended June 30, 2006, as compared to the same period of the prior year, due to the structure of commission agreements in fiscal year 2006. Also during the twelve months ended June 30, 2006, we began including expenses from Everstream's sales force and amortization of Everstream's customer base, resulting in an additional $0.3 million of expense during the twelve months ended June 30, 2006.

     Research and Development. Research and development expenses remained relatively flat, increasing $0.1 million, or 0.2%, to $18.8 million during fiscal 2006 from $18.7 million in fiscal year 2005. During the twelve months ended June 30, 2006, we incurred $2.2 million less in development expenses for subcontractors and engineers because they were no longer necessary to meet software development requirements for customers' business management functionality, resource management and client system monitoring. In addition to the decreasing personnel costs, we also incurred $0.2 million less in severance costs as compared to the twelve months ended June 30, 2005. These decreasing costs from our traditional research and development group were partially offset by the inclusion of expenses of $2.5 million from Everstream's research and development group during the twelve months ended June 30, 2006.

     General and Administrative. General and administrative expenses remained relatively flat, decreasing $0.1 million, or 1.3%, to $9.6 million during fiscal year 2006 from $9.7 million in fiscal year 2005. During the twelve months ended June 30, 2006, share-based compensation expense resulting from adoption of SFAS 123(R) increased by $0.2 million and inclusion of Everstream's operations resulted in an additional $0.1 million in expenses during the twelve months ended June 30, 2006, as compared to the same period of the prior year. Offsetting these increasing costs, salaries wages and benefits decreased by $0.4 million during the twelve months ended June 30, 2006, primarily due to the cost savings initiative during the twelve months ended June 30, 2005.

     Recovery (Impairment Loss) of Minority Investment. During fiscal year 2005, we became aware of circumstances that, at the time, provided evidence of an "other than temporary" impairment of our investment in Everstream. Based upon an evaluation of the investment in Everstream during this period, we recorded an impairment charge of $0.4 million and reduced our "Investment in minority owned company" to $140,000. Partially offsetting this charge was the receipt, during fiscal year 2005, of $0.1 million in cash from the continued monetization of Thirdspace assets and settlement of its liabilities.

     Other income (expense). Other income (expense), net, increased $1.0 million to $0.7 million other income, net during fiscal year 2006 from ($0.2) million of expense, net in fiscal 2005. During the twelve months ended June 30, 2006, we received a $0.7 million refund from the Australian Tax Authority. This refund related to previous withholding tax payments, over many years, on intercompany charges with our Australian subsidiary. Expense associated with previous payments was originally recorded to "other income (expense)" within our Consolidated Statement of Operations; therefore, we recorded the refund to "other income (expense)" within our Consolidated Statement of Operations. The net expense amount in fiscal 2005 was primarily due to $0.2 million in realized currency translation losses on settlement of foreign transactions and $0.2 million on losses from the write-off of fixed assets that were no longer of use.

     Provision (Benefit) for Income Taxes. We recorded an income tax provision for our domestic and foreign subsidiaries of $191,000 during fiscal year 2006. Income tax expense during fiscal year 2006 was primarily attributable to state income taxes and income earned in foreign locations that cannot be offset by net operating loss carryforwards. We recorded an income tax benefit for our domestic and foreign subsidiaries of $(272,000) during fiscal year 2005. Of this amount, $(264,000) relates to income tax contingency reserves that we determined were no longer required and were reversed as an income tax benefit. The remainder of the benefit relates primarily to a tax benefit recognized by one of our international subsidiaries that utilized a net operating loss carryback in fiscal year 2005.

     Cumulative Effect of Accounting Change. The Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 47 ("FIN 47"), "Accounting for Asset Retirement Obligations - an interpretation of FASB Statement No. 143", which requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability's fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We adopted FIN 47 on June 30, 2006, recording a $0.3 million cumulative effect of accounting change (net of tax) in our consolidated Statement of

Operations. This amount resulted from our obligation to restore certain of our leased facilities to their original condition, upon eventual non-renewal of the applicable lease agreements and represents accretion of interest for the asset retirement obligation and depreciation of the associated leasehold improvement.

     Net loss. The net loss for fiscal year 2006 was $9.3 million or $0.14 per basic and diluted share compared to net loss for fiscal year 2005 of $7.7 million or $0.12 per basic and diluted share.

     FISCAL YEAR 2005 IN COMPARISON TO FISCAL YEAR 2004

     The following table sets forth summarized consolidated financial information for each of the two fiscal years ended June 30, 2005 and 2004 as well as comparative data showing increases and decreases between periods.

                                               YEAR ENDED JUNE 30,
                                               -------------------
                                                                           $          %
           (DOLLARS IN THOUSANDS)                 2005        2004       CHANGE     CHANGE
                                               ----------  ----------  ----------  ---------
Product revenue                                $  57,070   $  56,947   $     123        0.2%
Service revenue                                   21,615      22,288        (673)     (3.0%)
                                               ----------  ----------  ----------  ---------
    Total revenue                                 78,685      79,235        (550)     (0.7%)

Product cost of sales                             27,053      28,091      (1,038)     (3.7%)
Service cost of sales                             12,856      12,422         434        3.5%
                                               ----------  ----------  ----------  ---------
    Total cost of sales                           39,909      40,513        (604)     (1.5%)
                                               ----------  ----------  ----------  ---------

Product gross margin                              30,017      28,856       1,161        4.0%
Service gross margin                               8,759       9,866      (1,107)    (11.2%)
                                               ----------  ----------  ----------  ---------
    Total gross margin                            38,776      38,722          54        0.1%
  Operating expenses:
  Sales and marketing                             17,785      17,302         483        2.8%
  Research and development                        18,748      20,000      (1,252)     (6.3%)
  General and administrative                       9,717      10,071        (354)     (3.5%)
  Restructuring charge                               (17)          -         (17)    NM (1)
  Gain on liquidation of foreign subsidiary            -        (111)        111     NM (1)
                                               ----------  ----------  ----------  ---------
    Total operating expenses                      46,233      47,262      (1,029)     (2.2%)
                                               ----------  ----------  ----------  ---------
Operating loss                                    (7,457)     (8,540)      1,083     (12.7%)
Recovery (impairment) of minority investment        (313)      3,103      (3,416)    NM (1)
Other income (expense) - net                        (231)        184        (415)    NM (1)
                                               ----------  ----------  ----------  ---------
Loss before provision for income taxes            (8,001)     (5,253)     (2,748)      52.3%
Provision for income taxes                          (272)        472        (744)    NM (1)
                                               ----------  ----------  ----------  ---------
Net loss                                       $  (7,729)  $  (5,725)  $  (2,004)      35.0%
                                               ==========  ==========  ==========  =========

     (1) NM denotes percentage is not meaningful

     Product Revenue. Total product sales for fiscal year 2005 were $57.1 million, an increase of approximately $0.2 million from $56.9 million in fiscal year 2004. The increase in product sales resulted from an $8.6 million, or 48.8%, increase in real-time product sales to $26.1 million during fiscal year 2005, from $17.6 million during fiscal year 2004. The increase in real-time product sales is due to an increase in product volume to both domestic and international customers. Domestic and international real-time product revenues increased $7.6 million and $1.0 million, respectively, from fiscal year 2004 to fiscal year 2005.

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

     However, the increase in service revenue associated with on-demand product was more than offset by a $3.1 million, or 19.6%, decrease in service revenue associated with real-time product to $12.5 million during fiscal year 2005 from $15.6 million in the same period of the prior fiscal year. Real-time related service revenue continued to decline primarily due to the expiration of maintenance contracts as legacy machines were removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue.

     Product Gross Margin. Product gross margin was $30.0 million for fiscal year 2005, an increase of $1.2 million, or 4.0%, from $28.8 million for fiscal year 2004. Product gross margin as a percentage of product sales increased to 52.6% in fiscal year 2005 from 50.7% in fiscal year 2004, primarily because the gross margin on sales of real-time product increased to 60.6% in fiscal year 2005 from 58.9% in fiscal year 2004. The increase in real-time product gross margin is due to a favorable product mix, as compared to the same period of the prior fiscal year. On-demand product gross margin decreased to 45.8% from 47.0% of on-demand product revenue in fiscal 2004. On-demand product gross margin was higher in fiscal year 2004 primarily due to the 3.4% favorable impact on margins in that year resulting from a $1.3 million expense reversal for warrants previously accrued for Scientific Atlanta, Inc. Partially offsetting this, fiscal year 2005 margins were favorably impacted by $0.8 million lower provision for inventory reserves, as a significant portion of older generation on-demand inventory was reserved in the prior fiscal year.

     Service Gross Margin. The gross margin on service sales decreased $1.1 million, or 11.2%, to $8.8 million, or 40.5% of service revenue in fiscal 2005 from $9.9 million, or 44.3% of service revenue in fiscal year 2004. The decline in service margins is primarily due to severance expense incurred in fiscal year 2005. Severance expense of $0.6 million recorded to service cost of sales in fiscal year 2005 resulted from a reduction in domestic and international service personnel as we have scaled down our infrastructure necessary to fulfill declining real-time contractual service obligations. Additionally, the service margins were brought down by lower revenues from the expiration of maintenance contracts as legacy machines are removed from service and replaced with machines that are less expensive to maintain. We will continue to scale down the real-time service infrastructure in response to this trend of declining real-time contractual service obligations.

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

     General and Administrative. General and administrative expenses decreased $0.4 million, or 3.5%, to $9.7 million during fiscal year 2005 from $10.1 million in fiscal year 2004. This decrease in general and administrative expense is primarily due to reduced fiscal year 2005 expenses and prior year non recurring expense activity. During fiscal year 2004, we incurred $0.6 million in non-recurring legal fees resulting primarily from the successful defense of a lawsuit brought by SeaChange International alleging defamation. In fiscal year 2004 we also incurred $0.6 million of severance resulting from the resignation of our former president and CEO. Partially offsetting these fiscal year 2004 costs, we reversed $0.6 million of bad debt reserve related to specific receivables that were ultimately collected. In addition to this fiscal year 2004, non-recurring activity, during fiscal year 2005 we incurred an additional $0.6 million in accounting services. These services related to the additional internal and external audit work required for compliance with the Sarbanes-Oxley Act of 2002. Partially offsetting the fiscal year 2005 increase in accounting fees, we reduced administrative staff resulting in a $0.3 million reduction in salaries wages and benefits, and reduced fees and expenses incurred by the Board of Directors by approximately $0.2 million, both as a result of the company-wide cost savings initiative during fiscal year 2005.

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

     During fiscal year 2004 we received $3.1 million in cash from continued monetization of the Thirdspace assets and settlement of its liabilities. An additional $100,000 recovery of Thirdspace assets was recognized in fiscal year 2005, partially offsetting the $413,000 Everstream impairment charge.

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

     Provision (Benefit) for Income Taxes. We recorded an income tax benefit for our domestic and foreign subsidiaries of $272,000 during fiscal year 2005. Of this amount, $264,000 relates to income tax contingency reserves that we determined were no longer required and were reversed as an income tax benefit. The remainder of the benefit relates primarily to a tax benefit recognized by one of our international subsidiaries that utilized a net operating loss carryback in fiscal year 2005. In fiscal year 2004, we recorded income tax expense for our domestic and foreign subsidiaries, which was related primarily to income earned in foreign locations, which cannot be offset by net operating loss carryforwards.

     Net loss. The net loss for fiscal year 2005 was $7.7 million or $0.12 per basic and diluted share compared to a net loss for fiscal year 2004 of $5.7 million or $.09 per basic and diluted share.

LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

     - the rate of growth or decline, if any, of on-demand market expansions and the pace at which domestic and international cable companies and telephone companies implement on-demand technology;

     - the rate of growth, if any, of deployment of our real-time operating systems and tools;

     - the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

     - ongoing cost control actions and expenses, including capital expenditures;

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

   Uses and Sources of Cash

     We used $4.0 million, $8.5 million and $2.4 million of cash from operating activities during fiscal years 2006, 2005, and 2004, respectively. The use of cash from operations during each fiscal year was primarily due to operating losses. The decrease in cash usage from operations during the twelve months ended June 30, 2006 compared to the twelve months ended June 30, 2005 is due to changes in working capital, primarily the timing of receivable collections.

     We invested $1.9 million in property, plant and equipment during fiscal year 2006 compared to $2.0 million during fiscal year 2005 and $4.9 million in fiscal year 2004. Capital additions during each of these periods related primarily to product development and testing equipment. We expect a similar mix and cost of capital during the upcoming year, as we continue to focus on further development of our technology. Also, we received $1.2 million of cash during the twelve months ended June 30, 2006 from the operations of Everstream which we acquired on October 11, 2005.

     During the quarter ended December 31, 2004, we executed a Loan and Credit Agreement with Silicon Valley Bank. The Credit Agreement provides for a two year $10 million revolving credit line and a three year $3.0 million term loan. As of June 30, 2006, we had no amounts drawn under the Revolver and had drawn down the entire $3.0 million term loan, of which $1.4 million has been repaid. Interest on all outstanding amounts under the Revolver is payable monthly at the prime rate (8.25% at June 30, 2006) plus 0.5% per annum, and interest on all outstanding amounts under the Term Loan is payable monthly at a rate of 8.0% per annum. Based on the borrowing formula and our financial position as of June 30, 2006, $5.8 million would have been available to us under the Revolver. The Term Loan is repayable in 36 equal monthly principal and interest installments of $94,000 and any outstanding amounts under the Revolver would be due on December 23, 2006, unless the Revolver was terminated earlier in accordance with its terms.

     In addition, the Credit Agreement contains certain financial covenants, including required minimum quick ratio and minimum tangible net worth, and customary restrictive covenants concerning our operations. As of June 30, 2006, we were not in compliance with these covenants, as our tangible net worth was less than the required amount specified within the Credit Agreement Covenants, however, Silicon Valley Bank agreed to forebear until September 15, 2006 its rights to call the term note as a result of the non-compliance. During the forbearance period, we worked with Silicon Valley Bank to restructure the covenants to better align with our business expectations. On August 31, 2006, prior to expiration of the forbearance, we entered into a Loan Modification Agreement that provided for the waiver of our event of default on June 30, 2006 and revised the financial covenants to better reflect our operations. We believe we will be in compliance with the revised covenants for at least the next twelve months subsequent to June 30, 2006.

     At June 30, 2006, we had working capital of $17.4 million and had no material commitments for capital expenditures compared to working capital of $22.9 million and $26.4 million at June 30, 2005 and 2004, respectively. We believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months. However, until our revenue increases and stabilizes, it is likely that we will continue to use cash from operating activities. As part of our cost reduction initiative implemented during the prior fiscal year, we reduced our breakeven point, but the acquisition of Everstream increased our quarterly operating expenses by approximately $1.0 million. If revenues do not reach these breakeven levels, we will continue to use cash. If this situation continues, we may be forced to take extreme measures to continue the business, such as employee reductions, re-capitalization or reorganization transactions at undesirable prices, incurring significant debt at above market rates, or seeking bankruptcy protection.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table summarizes our significant contractual obligations and commitments:

                                                           PAYMENTS DUE BY FISCAL YEAR
                                         ---------------------------------------------------------------
                                                              (DOLLARS IN THOUSANDS)
CONTRACTUAL OBLIGATIONS                     TOTAL         2007      2008-2009    2010-2011   THEREAFTER
---------------------------------------  ---------------------------------------------------------------
Operating leases                         $     5,367  $     2,287  $     1,886  $       965  $       229
Term Loan principal payments                   1,583        1,034          549            -            -
Interest payments related to Term Loan           104           91           13            -            -
Pension plan                                   2,613          167          428          487        1,531
Non-binding purchase commitment (a)              148          148            -            -            -
                                         ---------------------------------------------------------------
TOTAL                                    $     9,815  $     3,727  $     2,876  $     1,452  $     1,760
                                         ===============================================================

     (a) This is a purchase commitment with a supplier for us to pay for nonrecurring customization costs.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 2005, the FASB issued Financial Interpretation ("FIN") No. 47 ("Accounting for Asset Retirement Obligation - an interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability's fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are required to record an asset and a corresponding liability for the present value of the estimated asset retirement obligation associated with the fixed assets and leasehold improvements at some of its international offices. The asset is depreciated over the life of the corresponding lease while the liability accretes to the amount of the estimated retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We adopted FIN 47 on June 30, 2006, recording a $323,000 cumulative effect of accounting change (net of tax) within the Statement of Operations and a $323,000 asset retirement obligation as a non-current liability within the consolidated Balance Sheet. This charge is a combination of depreciation and accretion expense. Had we applied this interpretation to all periods presented, we would have recorded an additional $20,000 to $25,000 of interest expense in fiscal years 2004, 2005 and 2006, and recorded the remaining approximately $256,000 of the cumulative effect of accounting change to the beginning balance retained earnings as of July 1, 2003. We expect to record an additional $25,000 to $30,000 of interest expense each year for the next five fiscal years due to adoption of FIN 47, and an additional $30,000, thereafter.

     In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3 ("EITF 06-3"),"How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement." A consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. We present Company sales net of sales taxes and therefore do not expect any changes as a result of EITF 06-3.

     In July 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. We are currently evaluating the impact of this interpretation on its financial statements but do not believe that it will have a material impact to our financial position. We expect to adopt FIN 48 no later than its fiscal year beginning July 1, 2007.


CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements made or incorporated by reference in this release may constitute "forward-looking statements" within the meaning of the federal securities laws. When used or incorporated by reference in this release, the words "believes," "expects," "estimates," "anticipates," and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of our forward-looking statements in this report include, but are not limited to, our pricing trends, our expected cash position, our expectations of market share and growth, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash, our recovery rights to litigation proceeds, the impact of litigation, our trend of declining real-time service revenue, and our international opportunities with Alcatel. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: our ability to keep our customers satisfied; availability of video-on-demand content; delays or cancellations of customer orders; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage growth; delays in testing and introductions of new products; rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the highly competitive environment in which we operate and predatory pricing pressures; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new on-demand and real-time products; financing for working capital needs; the availability of Linux software in light of issues raised by SCO Group; the success of our relationship with Alcatel; capital spending patterns by a limited customer base; the integration of Everstream; and contractual obligations that could impact revenue recognition.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We are exposed to the impact of interest rate changes on our short-term cash investments and bank loans. Short-term cash investments are backed by U.S. government obligations, and other investments in respect of institutions with the highest credit ratings, all of which have maturities of three months or less. These short-term investments carry a degree of interest rate risk. Bank loans include a fixed rate Term Loan with a maturity of less than two years and a variable rate Revolver, which we have never borrowed against. We believe that the impact of a 10% increase or decrease in interest rates would not be material to our investment income and interest expense from bank loans.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and supplementary data are included herein.

                                                                                   PAGE
                                                                                   ----
Report of Independent Registered Public Accounting Firm                              51

Management Report on Internal Control Over Financial Reporting                       52

Report of Independent Registered Public Accounting Firm on Internal Control Over
Financial Reporting                                                                  53

Consolidated Balance Sheets as of June 30, 2006 and 2005                             54

Consolidated Statements of Operations for each of the three years
in the period ended June 30, 2006                                                    55

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

for each of the three years in the period ended June 30, 2006                        56

Consolidated Statements of Cash Flows for each of the three years in the period

ended June 30, 2006                                                                  57

Notes to Consolidated Financial Statements                                           58


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

     CHANGES IN INTERNAL CONTROL

     There were no significant changes to our internal control over financial reporting during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management's report on internal control over financial reporting and the attestation report of our independent registered public accountants are included in Part II, Item 8 "Financial Statements and Supplementary Data" of this report under the captions entitled "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are on pages 52 and 53, respectively, and incorporated herein by reference.


ITEM  9B.  OTHER  INFORMATION

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Registrant's executive officers is located in
Item X of this Form 10-K.

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors" in the Registrant's Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on October 26, 2006 ("Registrant's 2006 Proxy Statement").

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's 2006 Proxy Statement.

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Election of Directors - Corporate Governance and Committees of the Board of Directors - Audit Committee" in the Registrant's 2006 Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption "Executive Compensation" in the Registrant's 2006 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions "Common Stock Ownership of Management and Certain Beneficial Owners" and "Equity Compensation Plan Information" in Registrant's 2006 Proxy Statement.

     The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The registrant hereby incorporates by reference in this Form 10-K certain information under the caption "Principal Accountant Fees and Services" in Registrant's 2006 Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  (1)  Financial Statements Filed As Part Of This Report:

          Report of Independent Registered Public Accounting Firm

          Management Report on Internal Control Over Financial Reporting

          Report of Independent Registered Public Accounting Firm

          Consolidated Balance Sheets as of June 30, 2006 and 2005

          Consolidated Statements of Operations for each of the three years in the period ended June 30, 2006

          Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for each of the three years in the period ended June 30, 2006

          Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2006

          Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules

          Schedule II Valuation and Qualifying Accounts

          All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, is not applicable, material or required.

     (3)  Exhibits

EXHIBIT          DESCRIPTION  OF  DOCUMENT
-------          -------------------------

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

10.18 --Entry into a Material Definitive Agreement between the Registrant and Stream Acquisitions, Inc. to acquire Everstream Holdings, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 25, 2005).

10.19 --Amendment of Material Definitive Agreement between the Registrant and Stream Acquisitions, Inc. to acquire Everstream Holdings, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 31, 2005).

10.20 --Amended and Restated Employment Agreement dated as of August 8, 2006 between the Registrant and T. Gary Trimm and adjustment to executive officers' salaries (incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 10, 2006).

10.21 --Entry into a Material Definitive Agreement between the Registrant and Silicon Valley Bank in the form of a Forbearance to Loan and Security Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 14, 2006).

10.22 --Entry into a Material Definitive Agreement between the Registrant and Silicon Valley Bank in the form of a Waiver and Third Loan Modification Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 31, 2006).

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

* Included herewith.

                         CONCURRENT COMPUTER CORPORATION
                           ANNUAL REPORT ON FORM 10-K


                                     ITEM 8
            CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                            YEAR ENDED JUNE 30, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders of
Concurrent Computer Corporation:


     We have audited the accompanying consolidated balance sheets of Concurrent Computer Corporation and subsidiaries (the "Company") as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and the consolidated financial statement schedule are the responsibility of The Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Concurrent Computer Corporation and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2006 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 1, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/ Deloitte & Touche LLP


Atlanta, Georgia
September 1, 2006

         MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

     Management has evaluated the effectiveness of its internal control over financial reporting as of June 30, 2006 based on the control criteria established in a report entitled Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Concurrent's internal control over financial reporting is effective as of June 30, 2006. Management excluded from its assessment the internal control over financial reporting at Everstream, which was acquired on October 11, 2005 and whose financial statements constitute 23% and 11% of net and total assets, respectively, 6% of revenues and 0% of net loss of the consolidated financial statement amounts as of and for the year ended June 30, 2006.

     The registered independent public accounting firm of Deloitte & Touche LLP, as auditors of Concurrent's consolidated financial statements, has issued an attestation report on management's assessment of Concurrent's internal control over financial reporting, which report is included herein.

/s/ T. Gary Trimm                               /s/ Gregory S. Wilson
-----------------                              -----------------------

T. Gary Trimm                                  Gregory S. Wilson
President and Chief Executive Officer          Chief Financial Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Concurrent Computer Corporation:

     We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Concurrent Computer Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Everstream, which was acquired on October 11, 2005 and whose financial statements constitute 23 percent and 11 percent of net and total assets, respectively, 6 percent of revenues and 0 percent of net loss of the consolidated financial statement amounts as of and for the year ended June 30, 2006. Accordingly, our audit did not include the internal control over financial reporting at Everstream. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended June 30, 2006 of the Company and our report dated September 1, 2006 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
September 1, 2006

                                        CONCURRENT COMPUTER CORPORATION
                                          CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                JUNE 30,
                                                                                         ----------------------
                                                                                            2006        2005
                                                                                         ----------  ----------
                                                    ASSETS
Current assets:
  Cash and cash equivalents                                                              $  14,423   $  19,880
  Accounts receivable, less allowance for doubtful accounts
    of $380 at June 30, 2006 and $200 at June 30, 2005                                      15,111      16,577
  Inventories, net                                                                           6,164       5,071
  Prepaid expenses and other current assets                                                  1,578       1,084
                                                                                         ----------  ----------
    Total current assets                                                                    37,276      42,612

Property, plant and equipment, net                                                           6,015       8,319
Intangibles, net                                                                             8,787         823
Goodwill                                                                                    15,560      10,744
Investment in minority owned company                                                             -         140
Other long-term assets, net                                                                  1,120       1,339
                                                                                         ----------  ----------
Total assets                                                                             $  68,758   $  63,977
                                                                                         ==========  ==========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                  $  11,581   $  12,055
  Notes payable to bank, current portion                                                     1,034         954
  Deferred revenue                                                                           7,277       6,692
                                                                                         ----------  ----------
    Total current liabilities                                                               19,892      19,701

Long-term liabilities:
  Deferred revenue                                                                           1,602       2,349
  Notes payable to bank, less current portion                                                  549       1,583
  Pension liability                                                                          2,290       1,705
  Other                                                                                        651         286
                                                                                         ----------  ----------
    Total liabilities                                                                       24,984      25,624

Commitments and contingencies (Note 20)

Stockholders' equity:
  Shares of series preferred stock, par value $.01; 25,000,000 authorized; none issued           -           -
  Shares of class A preferred stock, par value $100; 20,000 authorized; none issued              -           -
  Shares of Series A participating cumulative preferred stock, par value $0.01;
    300,000 authorized; none issued                                                              -           -
  Shares of common stock, par value $.01; 100,000,000 authorized;
    71,530,763 and 63,642,646 issued and outstanding at June 30, 2006
    and 2005, respectively                                                                     716         637
  Capital in excess of par value                                                           189,409     175,769
  Accumulated deficit                                                                     (145,800)   (136,455)
  Treasury stock, at cost; 3,971 shares at June 30, 2006                                       (13)          -
  Unearned compensation                                                                          -      (1,562)
  Accumulated other comprehensive loss                                                        (538)        (36)
                                                                                         ----------  ----------
    Total stockholders' equity                                                              43,774      38,353
                                                                                         ----------  ----------
Total liabilities and stockholders' equity                                               $  68,758   $  63,977
                                                                                         ==========  ==========

          The accompanying notes are an integral part of the consolidated financial statements.

                             CONCURRENT COMPUTER CORPORATION
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEAR ENDED JUNE 30,
                                                              ----------------------------
                                                                2006      2005      2004
                                                              --------  --------  --------
Revenues:
  Product                                                     $49,592   $57,070   $56,947
  Service                                                      22,020    21,615    22,288
                                                              --------  --------  --------
    Total revenues                                             71,612    78,685    79,235

Cost of sales:
  Product                                                      25,010    27,053    28,091
  Service                                                      11,233    12,856    12,422
                                                              --------  --------  --------
    Total cost of sales                                        36,243    39,909    40,513
                                                              --------  --------  --------

Gross margin                                                   35,369    38,776    38,722
Operating expenses:
  Sales and marketing                                          16,576    17,785    17,302
  Research and development                                     18,783    18,748    20,000
  General and administrative                                    9,590     9,717    10,071
  Restructuring charge                                              -       (17)        -
  Gain on liquidation of foreign subsidiary                         -         -      (111)
                                                              --------  --------  --------
    Total operating expenses                                   44,949    46,233    47,262
                                                              --------  --------  --------

Operating loss                                                 (9,580)   (7,457)   (8,540)
Recovery (impairment loss) of minority investment                   -      (313)    3,103
Interest income                                                   467       403       335
Interest expense                                                 (235)     (163)      (11)
Other income (expense), net                                       517      (471)     (140)
                                                              --------  --------  --------

Loss before income taxes and
  cumulative effect of accounting change                       (8,831)   (8,001)   (5,253)

Provision (benefit) for income taxes                              191      (272)      472
                                                              --------  --------  --------
Loss before cumulative effect of accounting change             (9,022)   (7,729)   (5,725)

Cumulative effect of accounting change (net of income taxes)     (323)        -         -
                                                              --------  --------  --------

Net loss                                                      $(9,345)  $(7,729)  $(5,725)
                                                              ========  ========  ========
Net loss per share
    Basic                                                     $ (0.14)  $ (0.12)  $ (0.09)
                                                              ========  ========  ========
    Diluted                                                   $ (0.14)  $ (0.12)  $ (0.09)
                                                              ========  ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                                CONCURRENT COMPUTER CORPORATION
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                                             EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                              (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JUNE 30, 2006

                                                                                        ACCUMU
                                                     CAPITAL                            LATED
                                                       IN                               OTHER
                                 COMMON STOCK        EXCESS                             COMPRE
                            ----------------------     OF       ACCUMU      UNEARNED    HENSIVE     TREASURY STOCK
                                            PAR        PAR       LATED       COMPEN     INCOME   --------------------
                              SHARES       VALUE      VALUE     DEFICIT      SATION     (LOSS)     SHARES      COST      TOTAL
                            -----------  ---------  ---------  ----------  ----------  ---------  --------  ----------  --------
Balance at June 30, 2003    62,367,449   $    623   $174,396   $(122,929)  $    (576)  $ (7,998)     (840)  $     (58)  $43,458
Sale of common stock
  under stock plans            505,581          5      1,179                                                              1,184
Retirement of restricted
  stock                        (56,001)                 (118)                    118                                          -
Amortization of
  unearned compensation                                                          107                                        107
Performance warrants                                  (1,119)                                                            (1,119)
Acquisition of treasury
  stock                                                                                           (19,323)        (42)      (42)
Disposition of treasury
  stock                                                              (58)                             840          58         -
Other comprehensive
  income (loss):
  Net loss                                                        (5,725)                                                (5,725)
  Foreign currency
    translation adjustment                                                                  487                             487
  Minimum pension
    liability adjustment                                                                  7,376                           7,376
    Total comprehensive                                                                                                 --------
      income                                                                                                              2,138

                            -----------  ---------  ---------  ----------  ----------  ---------  --------  ----------  --------
Balance at June 30, 2004    62,817,029        628    174,338    (128,712)       (351)      (135)  (19,323)        (42)   45,726
Sale of common
  stock under stock plans      116,105          1         57                                                                 58
Issuance of restricted
  stock                      1,040,632         10      1,936                  (1,946)                                         -
Retirement of restricted
  stock                       (331,120)        (2)      (683)                    685                                          -
Revaluation of restricted
  stock                                                  119                    (119)                                         -
Amortization of
  unearned compensation                                                          169                                        169
Acquisition of treasury
  stock                                                                                            (2,946)         (5)       (5)
Disposition of treasury
  stock                                                    2         (14)                          22,269          47        35
Other comprehensive
  income (loss):
  Net loss                                                        (7,729)                                                (7,729)
  Foreign currency
    translation adjustment                                                                  200                             200
  Minimum pension
    liability adjustment                                                                   (101)                           (101)
  Total comprehensive                                                                                                   --------
    loss                                                                                                                 (7,630)

                            -----------  ---------  ---------  ----------  ----------  ---------  --------  ----------  --------
Balance at June 30, 2005    63,642,646        637    175,769    (136,455)     (1,562)       (36)        -           -    38,353
Sale of common stock
  under stock plans            165,827          2        345                                                                347
Issuance of common
  stock                          5,000                    10                                                                 10
Issuance of restricted
  stock                        132,999          1                                                                             1
Elimination of unearned
  Compensation
  (SFAS 123(R))               (872,486)        (9)    (1,553)                  1,562                                          -
Issuance of  shares for
  acquisition                8,456,777         85     14,292                                                             14,377
Share-based compensation
  expense                                                528                                                                528
Acquisition of
  treasury stock                                                                                  (21,192)        (34)      (34)
Disposition of
  treasury stock                                          18                                       17,221          21        39
Other comprehensive
  income (loss):
  Net loss                                                        (9,345)                                                (9,345)
  Foreign currency
    translation adjustment                                                                  (49)                            (49)
  Minimum pension
    liability adjustment                                                                   (453)                           (453)
    Total comprehensive                                                                                                 --------
      loss                                                                                                               (9,847)
                            -----------  ---------  ---------  ----------  ----------  ---------  --------  ----------  --------
Balance at June 30, 2006    71,530,763   $    716   $189,409   $(145,800)  $       0   $   (538)   (3,971)  $     (13)  $43,774
                            ===========  =========  =========  ==========  ==========  =========  ========  ==========  ========

                      The accompanying notes are an integral part of the consolidated financial statements.

                                CONCURRENT COMPUTER CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)

                                                                     YEAR ENDED JUNE 30,
                                                                 ----------------------------
                                                                   2006      2005      2004
                                                                 --------  --------  --------
Cash flows provided by (used in) operating activities:
  Net loss                                                       $(9,345)  $(7,729)  $(5,725)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                  5,163     5,259     5,404
    Share-based compensation                                         528       169       107
    Non-cash accretion expense                                       323         -         -
    Provision for (reversal of) bad debts                            184         -      (601)
    Impairment loss on (recovery of) minority investment               -       313    (3,103)
    Accrual (reversal) of non-cash warrants                            -         -    (1,119)
    Pension settlement and curtailment                                 -         -    (1,482)
    Provision for (reversal of) inventory reserves                    (4)       11       924
    Other non-cash expenses                                          170       376       502
    Decrease (increase) in assets:
      Accounts receivable, net                                     2,081    (6,385)      780
      Inventories, net                                            (1,061)    4,535    (3,367)
      Prepaid expenses and other current assets, net                (704)       73        18
      Other long-term assets, net                                    262       341      (149)
    Increase (decrease) in liabilities:
      Accounts payable and accrued expenses, net                  (1,399)      (14)   (2,575)
      Short-term deferred revenue                                    406    (3,976)    5,373
      Long-term liabilities, net                                    (573)   (1,513)    2,627
                                                                 --------  --------  --------
Net cash used in operating activities                             (3,969)   (8,540)   (2,386)

Cash flows provided by (used in) investing activities:
  Additions to property, plant and equipment                      (1,912)   (2,031)   (4,876)
  Cash received from acquisition of Everstream                     1,159         -         -
  Repayment of note receivable from
    minority owned company                                             -         -     3,103
                                                                 --------  --------  --------
Net cash used in investing activities                               (753)   (2,031)   (1,773)

Cash flows provided by (used in) financing activities:
  Proceeds from sale and issuance of common stock                    357        58     1,184
  Repayment of note payable to bank                                 (954)     (463)        -
  Proceeds from note payable to bank, net of issuance expenses         -     2,930         -
  Repayment of capital lease obligation                                -       (49)      (93)
  Sale (purchase) of treasury stock                                    5        30       (42)
                                                                 --------  --------  --------
Net cash provided by (used in) financing activities                 (592)    2,506     1,049

Effect of exchange rates on cash and cash equivalents               (143)       17       341
                                                                 --------  --------  --------

Decrease in cash and cash equivalents                             (5,457)   (8,048)   (2,769)
Cash and cash equivalents - beginning of year                     19,880    27,928    30,697
                                                                 --------  --------  --------
Cash and cash equivalents - end of year                          $14,423   $19,880   $27,928
                                                                 ========  ========  ========

Cash paid during the period for:
  Interest                                                       $   206   $    64   $    14
                                                                 ========  ========  ========
  Income taxes (net of refunds)                                  $    64   $   327   $   527
                                                                 ========  ========  ========

Non-cash investing/financing activities:
  Non-cash consideration for acquisition                         $14,375   $     -   $     -
                                                                 ========  ========  ========

    The accompanying notes are an integral part of the consolidated financial statements.

                        CONCURRENT COMPUTER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   OVERVIEW OF THE BUSINESS

     Concurrent Computer Corporation (Concurrent) is a supplier of high-performance computer systems, software, and services. The computer systems and software fall under two product lines: on-demand and real-time.

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

     Gains (losses) on foreign currency transactions of ($86,000), ($162,000) and $8,000 for the years ended June 30, 2006, 2005 and 2004, respectively, are included in "Other income (expense), net" in the Consolidated Statements of Operations.

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

   Property, Plant, and Equipment

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

                        CONCURRENT COMPUTER CORPORATION

   Goodwill and Trademark

     At July 1, 2006 and 2005, Concurrent's annual testing day, and in accordance with the requirements under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), Concurrent updated and reviewed the impairment analysis in conjunction with revised expected future operating results and as a result, there was no impairment charge necessary in either period. Subsequent impairment charges, if any, will be reflected in operating income in the Consolidated Statements of Operations.

   Revenue Recognition Policy

     Concurrent recognizes revenue when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable.

     Software and Hardware Sales
     ---------------------------

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

     Professional Services
     ---------------------

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

     In certain instances, Concurrent's customers require significant customization of both the software and hardware products. In these situations, the services are considered essential to the functionality of the software and, therefore, the revenue from the arrangement, with the exception of maintenance, is recognized in conformity with Accounting Research Bulletin ("ARB") No. 45, "Long Term Construction Type Contracts" and SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Concurrent records the value of the entire arrangement (excluding maintenance) as the project progresses based on actual costs incurred compared to the total costs expected to be incurred through completion.

     Hardware and Software Maintenance
     ---------------------------------

     Concurrent recognizes revenue from maintenance services in accordance with SOP 97-2. Depending upon the specific terms of the customer agreement, Concurrent may include warranty as part of the purchase price. In accordance with SOP 97-2 and, depending upon the specific terms of the customer agreement, Concurrent either

                        CONCURRENT COMPUTER CORPORATION
accrues the estimated costs to be incurred in performing maintenance services at the time of revenue recognition and shipment of product, or Concurrent defers revenue associated with the maintenance services to be provided during the warranty period based upon the value for which Concurrent has sold such services separately when they are renewed by existing customers. For those arrangements in which the warranty period is less than or equal to one year, Concurrent accrues the estimated costs to be incurred in providing services. In accordance with paragraph 59 of SOP 97-2, Concurrent has determined that the warranty fee is part of the initial license fee, the warranty period is for one year or less, the estimated cost of providing the services are immaterial, and upgrades and enhancements offered during maintenance arrangements historically have been and are expected to continue to be minimal and infrequent. Actual costs are then charged against the warranty accrual as they are incurred. For those arrangements in which the warranty period is greater than one year, Concurrent defers revenue based upon the value for which Concurrent has sold such services separately. This revenue is then recognized on a straight line basis over the warranty period.

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

   Capitalized Software

     Concurrent accounts for software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" ("SFAS 86"). Under SFAS 86, the costs associated with software development are required to be capitalized after technological feasibility has been established. Concurrent ceases capitalization upon the achievement of customer availability. Costs incurred by Concurrent between technological feasibility and the point at which the products are ready for market are insignificant and as a result Concurrent had no internal software development costs capitalized at June 30, 2006 and 2005.

     Concurrent has not incurred costs related to the development of internal use software.

   Research and Development

     Research and development expenditures are expensed as incurred.

   Basic and Diluted Net Loss per Share

     Basic net loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share," by dividing net loss by the weighted average number of common shares outstanding during each year. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Common share equivalents of 7,848,000, 6,403,000 and 6,002,000 for the years ended June 30, 2006, 2005, and 2004, respectively, were excluded from the calculation as their effect was antidilutive. The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share for the periods indicated:

                        CONCURRENT COMPUTER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued


                                                                      YEAR ENDED JUNE 30,
                                                                 ----------------------------
(DOLLARS AND SHARE DATA IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)    2006      2005      2004
                                                                 --------  --------  --------
Basic and diluted EPS calculation:
  Net loss                                                       $(9,345)  $(7,729)  $(5,725)
                                                                 ========  ========  ========

Basic weighted average number of shares outstanding               68,988    62,737    62,392
  Effect of dilutive securities:
    Employee stock options                                             -         -         -
                                                                 --------  --------  --------
Diluted weighted average number of shares outstanding             68,988    62,737    62,392
                                                                 ========  ========  ========

Basic EPS                                                        $ (0.14)  $ (0.12)  $ (0.09)
                                                                 ========  ========  ========

Diluted EPS                                                      $ (0.14)  $ (0.12)  $ (0.09)
                                                                 ========  ========  ========

   Valuation of Long-Lived Assets

     In accordance with SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment and disposition of long-lived assets, Concurrent evaluates the recoverability of long-lived assets, other than indefinite lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, Concurrent recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. As a result of these reviews, Concurrent has not recorded any impairment losses related to long-lived assets, for any of the years ending June 30, 2006, 2005 and 2004.

   Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable and short term debt approximate fair value because of the short maturity of these instruments. The carrying amount of long-term debt also approximates fair value, as the interest rate on the term note approximates market and the remaining term of the note is less than two years.

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

                        CONCURRENT COMPUTER CORPORATION

   Share-Based Compensation

     Option awards are granted with an exercise price equal to the market price of Concurrent's stock at the date of grant. Effective July 1, 2005, Concurrent adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires the recognition of the fair value of stock compensation in the Statement of Operations. Concurrent recognizes stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of Concurrent's stock compensation is accounted for as equity instruments. Prior to July 1, 2005, Concurrent accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.

     Refer to Note 14 for assumptions used in calculation of fair value. As of June 30, 2006, total compensation costs related to unvested options not yet recognized is approximately $590,000.

   Comprehensive Income (Loss)

     Concurrent reports comprehensive income (loss), in addition to net loss from operations, as required by SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss). Comprehensive income (loss) is defined as a change in equity during the financial reporting period of a business enterprise resulting from non-owner sources.

     Accumulated other comprehensive income (loss) consists of the following components:

                                     FOREIGN                      ACCUMULATED
                                     CURRENCY        MINIMUM         OTHER
                                    TRANSLATION      PENSION     COMPREHENSIVE
                                    ADJUSTMENTS     LIABILITY     INCOME (LOSS)
                                   -------------  -------------  -------------
                                              (DOLLARS IN THOUSANDS)
Balance at June 30, 2003           $       (571)  $     (7,427)  $     (7,998)
Other comprehensive income                  487          7,376          7,863
                                   -------------  -------------  -------------
Balance at June 30, 2004                    (84)           (51)          (135)
Other comprehensive income (loss)           200           (101)            99
                                   -------------  -------------  -------------
Balance at June 30, 2005                    116           (152)           (36)
Other comprehensive income (loss)           (49)          (453)          (502)
                                   -------------  -------------  -------------
Balance at June 30, 2006           $         67   $       (605)  $       (538)
                                   =============  =============  =============

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

   Reclassifications

     Prior year's current deferred tax assets have been reclassified on the face of the Consolidated Balance Sheet as "Prepaid expenses and other current assets" to conform to the current year's presentation.

3.   NEW ACCOUNTING PRONOUNCEMENTS

     In March 2005, the FASB issued Financial Interpretation ("FIN") No. 47, "Accounting for Asset

                        CONCURRENT COMPUTER CORPORATION

Retirement Obligation - an interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability's fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Concurrent is required to record an asset and a corresponding liability for the present value of the estimated asset retirement obligation associated with the fixed assets and leasehold improvements at some of its international offices. The asset is depreciated over the life of the corresponding lease while the liability accretes to the amount of the estimated retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Concurrent adopted FIN 47 on June 30, 2006, recording a $323,000 cumulative effect of accounting change (net of tax) within the Statement of Operations and a $323,000 asset retirement obligation as a non-current liability within the Consolidated Balance Sheet. This charge is a combination of depreciation and accretion expense. Had Concurrent applied this interpretation to all periods presented, Concurrent would have recorded an additional $20,000 to $25,000 of interest expense in fiscal years 2004, 2005 and 2006, and recorded the remaining approximately $256,000 of the cumulative effect of accounting change to the beginning balance retained earnings as of July 1, 2003. Concurrent expects to record an additional $25,000 to $30,000 of interest expense each year for the next five fiscal years due to adoption of FIN 47, and an additional $30,000, thereafter.

     In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3 ("EITF 06-3"), "How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement." A consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. Concurrent presents sales net of sales taxes and therefore does not expect any changes as a result of EITF 06-3.

     In July 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. Concurrent is currently evaluating the impact of this interpretation on its financial statements but does not believe that it will have a material impact to Concurrent's financial position. Concurrent expects to adopt FIN 48 no later than its fiscal year beginning July 1, 2007.

4.   INVESTMENTS IN MINORITY OWNED COMPANIES

     In March 2002, Concurrent purchased a 14.4% equity ownership interest in Thirdspace Living Limited (Thirdspace). Concurrent invested $4.0 million in cash and the equivalent of $3.0 million in its common stock in exchange for 1,220,601 series C shares of Thirdspace. In addition to the equity investment, Concurrent also loaned Thirdspace $6.0 million in exchange for two $3.0 million long-term notes receivable. In fiscal year 2003, Concurrent recorded a $13.0 million net impairment charge due to an "other-than-temporary" decline in the market value of the investment in Thirdspace. In May 2003, Thirdspace sold the majority of its assets to Alcatel Telecom Ltd. As a result of the sale of these certain assets, Concurrent received proceeds in fiscal years 2005 and 2004 of $100,000 and $3.1 million, respectively, that were recorded as a recovery of previously impaired minority investment.

     Thirdspace's only significant remaining asset is a right to 40% of amounts recovered by nCube Corporation, now part of C-Cor, Incorporated (nCube), if any, from the lawsuit brought by nCube against

                        CONCURRENT COMPUTER CORPORATION

SeaChange International, Inc., alleging patent infringement. On January 9, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court's decision in favor of nCube. The likelihood of collecting this asset, and the amount and timing of such collection is uncertain and, as a result, Concurrent has not recorded the gain contingency. Pursuant to the sale of the assets of Thirdspace to Alcatel, Concurrent believes that it has the right to the first approximately $3.0 million of such recovery, if any. Beyond any such recovery, Concurrent does not anticipate further cash proceeds related to the liquidation of Thirdspace's remaining assets.

     In April 2002, Concurrent invested cash of $500,000 in Everstream Holdings, Inc. (Everstream and incurred $53,000 in acquisition costs in exchange for 480,770 shares of Series C Preferred stock, giving Concurrent a 4.9% ownership interest. Concurrent accounted for its investment in the Series C Preferred stock of Everstream using the cost method because Concurrent did not believe it exercised significant influence over Everstream. During fiscal year 2005, Concurrent became aware of circumstances that provided evidence of an "other than temporary" impairment of Concurrent's investment in Everstream, in accordance with EITF 03-01, "The Meaning of 'Other-Than-Temporary Impairment' and Its Application to Certain Investments." Based upon an evaluation of the investment in Everstream during this period, Concurrent recorded an impairment charge of $413,000 in the Statement of Operations, under the line item, "Impairment loss on minority investment", and reduced its "Investment in minority owned company" to $140,000.

     On August 19, 2005, Concurrent entered into an Agreement and Plan of Merger with Stream Acquisition, Inc., Everstream, and certain selling stockholders of Everstream, and entered into an amendment to such agreement on August 26, 2005 (the "Merger Agreement"). The acquisition of Everstream pursuant to the Merger Agreement was completed on October 11, 2005. At that time, Concurrent reduced the balance in its "Investment in minority owned company" to $0, as Concurrent acquired 100% of the voting equity interest of Everstream.

     Pursuant to the Merger Agreement, Concurrent issued 8,456,777 shares of Concurrent stock equal to approximately $14.375 million for the Everstream stock it did not already own (Concurrent's existing Everstream stock was valued in the transaction at approximately $0.5 million), determined by dividing $14.375 million by $1.70, the average trading price of Concurrent stock for the 30 calendar days ending on the third calendar day prior to closing. Refer to Note 8 for additional information on Concurrent's acquisition of Everstream.

5.   DISSOLUTION OF SUBSIDIARIES

     In June, 2004, Concurrent began liquidation proceedings for its UK based subsidiary, Concurrent Realisations Limited (Realisations), formerly Concurrent Computer UK Limited, as Concurrent decided to discontinue the ongoing funding of this company. The employees were transferred to and certain assets of the business were sold to Concurrent UK Limited (Concurrent UK), formerly Concurrent Computer Holding Company Ltd., another UK subsidiary of Concurrent Computer Corporation, for fair market value, as determined by an independent appraisal firm. As a result, the remaining assets of Realisations are in the custody of a liquidator and are being used to settle its liabilities that primarily consist of a liability to the defined benefit pension plan of Realisations. Concurrent no longer has any control over the assets of Realisations nor can Concurrent exert influence or control over the liquidation process. Neither Concurrent, nor any of its subsidiaries, has any further legal obligation to fund Realisations or its defined benefit pension plan. Therefore, a curtailment and settlement of the pension plan occurred in 2004. All assets, liabilities, and additional minimum pension liabilities related to the pension plan were removed from the balance sheet in 2004, which resulted in a gain of $111,000, net of related legal and actuarial expenses, during the year ended June 30, 2004. This gain was recorded in the line item "Gain on liquidation of foreign subsidiary" in the Consolidated Statements of Operations, and the components of the gain were as follows (in thousands of dollars):

                                                    YEAR ENDED
                                                   JUNE 30, 2004
                                                   -------------
   Net gain on pension settlement and curtailment  $      1,482
   Reorganization costs                                  (1,371)
                                                   -------------
   Gain on liquidation of foreign subsidiary       $        111
                                                   =============

                        CONCURRENT COMPUTER CORPORATION

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

6.   INVENTORIES

     Inventories consist of the following:

                               JUNE 30,
                       --------------------------
                          2006          2005
                       -----------  -------------
                         (DOLLARS IN THOUSANDS)
   Raw materials, net  $     4,405  $       3,599
   Work-in-process             852            864
   Finished goods              907            608
                       -----------  -------------
                       $     6,164  $       5,071
                       ===========  =============

     At June 30, 2006 and 2005, some portion of Concurrent's inventory was in excess of the current requirements based upon the planned level of sales for future years. Accordingly, Concurrent had inventory valuation allowances for raw materials of $1.6 million and $2.0 million to reduce the value of the inventory to its estimated net realizable value at both June 30, 2006 and 2005, respectively.

7.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant, and equipment consist of the following:

                                                              JUNE 30,
                                                     ---------------------------
                                                         2006          2005
                                                     ------------  -------------
                                                       (DOLLARS IN THOUSANDS)
   Leasehold improvements                            $     3,231   $      3,216
   Machinery, equipment and customer support spares       13,833         16,426
                                                     ------------  -------------
                                                          17,064         19,642
   Less: Accumulated depreciation                        (11,049)       (11,323)
                                                     ------------  -------------
                                                     $     6,015   $      8,319
                                                     ============  =============

     For the years ended June 30, 2006, 2005 and 2004, depreciation expense for property, plant and equipment amounted to $4,327,000, $5,069,000 and $5,214,000, respectively.

     In March 2005, the FASB issued FIN 47. FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability's fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective as of the end of fiscal years ending after December 15, 2005. Concurrent adopted FIN 47 on June 30, 2006, recording a $323,000 cumulative effect of accounting change (net of tax) in Concurrent's Consolidated Statement of Operations for the fiscal year ended June 30, 2006. This charge is a combination of depreciation and accretion expense. Concurrent is also required to record an asset and a corresponding liability for the present value of the estimated asset retirement obligation associated with the leasehold improvements at some of our international locations. The asset is depreciated over the life of the corresponding lease while the liability accretes to the amount of the estimated retirement obligation. As part of the adoption of FIN 47, Concurrent recorded leasehold improvements of $95,000 and offsetting accumulated depreciation for the same amount, as the initial lease terms associated with these assets has passed. The present

                        CONCURRENT COMPUTER CORPORATION
value of the asset retirement obligation recorded on the Consolidated Balance Sheet as of June 30, 2006 was $323,000.

8.   ACQUISITION OF EVERSTREAM

     On August 19, 2005, Concurrent entered into the Merger Agreement with Stream Acquisition, Inc., Everstream, and certain selling stockholders of Everstream, and entered into an amendment to such agreement on August 26, 2005. The acquisition of 100% of the voting equity interest of Everstream pursuant to the Merger Agreement was completed on October 11, 2005. Everstream is an organization that provides comprehensive business analytics and advertising solutions for cable and satellite operators. Everstream develops solutions that enable its customers to evaluate and measure performance characteristics of transactional services such as video-on-demand. Everstream is also developing interactive and on-demand television applications to deliver impression based and one-to-one interactive advertising. Concurrent purchased Everstream to acquire its software and customer base and has included Everstream results in its interim financial results for the period from October 11, 2005 through June 30, 2006.

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

     The purchase price has been allocated as follows (in thousands):

   Fair value of Concurrent stock issued to Everstream          $14,375
   Direct costs of acquisition                                      680
                                                                --------
   Purchase price                                                15,055

   Historical book values of Everstream assets and liabilities   (2,531)
   Additional fair value of intangible assets acquired           (7,848)
   Carrying value of previous investment in Everstream              140
                                                                --------
   Goodwill                                                     $ 4,816
                                                                ========

     Concurrent allocated $8.8 million of the purchase price to the acquired intangible assets. The fair values reflected below were determined by a third party appraiser and are based on the expected future cash flows over the expected lives of the intangible assets. Concurrent expects to maintain usage of the Everstream trademark on existing products and introduce new products in the future that will also display the trademark. Consequently, the acquired Everstream trademark qualifies as an indefinite-lived asset in accordance with the criteria set forth in SFAS No. 142. Identifiable intangible assets with finite useful lives are amortized over their estimated useful lives under the purchase method of accounting. In accordance with SFAS No. 142, indefinite-lived intangible assets and goodwill are tested at least annually for impairment, or more frequently if circumstances warrant, based on the fair value of the reporting unit for goodwill and the direct fair value of indefinite-lived intangible assets. In accordance with SFAS No. 144, which addresses financial accounting and reporting for the impairment and disposition of long-lived assets, Concurrent evaluates the recoverability of long-lived assets, other than indefinite lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Concurrent recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

                        CONCURRENT COMPUTER CORPORATION

     The following table reflects the fair values of the acquired intangible assets and related useful lives (dollar amounts in thousands):

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
                                    ===========

     The remaining excess purchase price of $4.8 million was determined to be goodwill and will be periodically reviewed for potential impairment in accordance with SFAS No. 142. See Note 9 for further discussion of goodwill and other intangibles.

     The following table reflects the unaudited pro forma combined results of Concurrent and Everstream for the years ended June 30, 2006 and 2005 as if the acquisition occurred on July 1, 2004 (in thousands, except per share data):

                                           YEAR ENDED JUNE 30,
                                         ----------------------
                                            2006        2005
                                         ----------  ----------
   Pro forma revenue                     $  72,664   $  83,817
   Pro forma net loss                    $  (9,926)  $  (6,564)
   Pro forma loss per share:
     Basic                               $   (0.14)  $   (0.09)
     Diluted                             $   (0.14)  $   (0.09)
   Weighted average shares outstanding:
     Basic                                  71,351      71,194
     Diluted                                71,351      71,194

     The pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of the combined companies.

9.   GOODWILL AND OTHER INTANGIBLES

     Goodwill was $15,560,000 and $10,744,000 as of June 30, 2006 and June 30,
2005, respectively. Concurrent does not measure assets on a segment basis, and therefore, does not allocate goodwill on a segment basis. During fiscal 2006, goodwill increased by $4,816,000 as a result of the Everstream acquisition on October 11, 2005 (See Note 8). In accordance with SFAS 142, Concurrent tests goodwill and trademark for impairment, at least annually. The impairment test has been performed for fiscal years 2006, 2005, and 2004, and there has not been any impairment charge as a result of these assessments.

                        CONCURRENT COMPUTER CORPORATION

Other intangible assets as of June 30, 2006 and June 30, 2005 consisted of the following (in thousands):

                                      JUNE 30,    JUNE 30,
                                        2006        2005
                                     ----------  ----------
   Cost of amortizable intangibles:
     Purchased technology            $   7,700   $   1,900
     Customer relationships              1,900           -
                                     ----------  ----------
     Total cost of intangibles           9,600       1,900
   Less accumulated amortization:
     Purchased technology               (1,789)     (1,077)
     Customer relationships               (124)          -
                                     ----------  ----------
     Total accumulated amortization     (1,913)     (1,077)
   Trademark                             1,100           -
                                     ----------  ----------
     Total intangible assets, net    $   8,787   $     823
                                     ==========  ==========

     Amortization expense for the years ended June 30, 2006, 2005 and 2004 was $836,000, $190,000 and $190,000, respectively. The estimated amortization expense related to intangible assets for the next five fiscal years is (in thousands):

   Fiscal year:
   2007          $1,088
   2008           1,088
   2009           1,088
   2010             961
   2011             899
                 ------
                 $5,123
                 ======

10.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                          JUNE 30,
                                  --------------------------
                                     2006          2005
                                  -----------  -------------
                                    (DOLLARS IN THOUSANDS)
   Accounts payable, trade        $     5,400  $       4,727
   Accrued payroll, vacation and
     other employee expenses            4,015          4,143
   Warranty accrual                       376            702
   Other accrued expenses               1,790          2,483
                                  -----------  -------------
                                  $    11,581  $      12,055
                                  ===========  =============

     Our estimate of warranty obligations is based on historical experience and expectation of future conditions. The changes in the warranty accrual during fiscal year 2006 consist of the following (in thousands):

   Balance at June 30, 2005       $ 702
   Charged to costs and expenses     95
   Deductions against accrual      (421)
                                  ------
   Balance at June 30, 2006       $ 376
                                  ======

                        CONCURRENT COMPUTER CORPORATION

11.  INCOME TAXES

     The domestic and foreign components of loss before provision for income taxes are as follows:

                         YEAR ENDED JUNE 30,
                  ----------------------------------
                     2006        2005        2004
                  ----------  ----------  ----------
                        (DOLLARS IN THOUSANDS)
   United States  $  (8,298)  $  (5,598)  $  (4,393)
   Foreign             (533)     (2,403)       (860)
                  ----------  ----------  ----------
                  $  (8,831)  $  (8,001)  $  (5,253)
                  ==========  ==========  ==========

     The components of the provision for income taxes are as follows:

                     YEAR ENDED JUNE 30,
              --------------------------------
                 2006       2005       2004
              ----------  ---------  ---------
                  (DOLLARS IN THOUSANDS)
   Current:
     Federal  $       -  $    (264)  $       -
     State           12         34         310
     Foreign        114        (22)        119
              ----------  ---------  ---------
       Total        126       (252)        429
              ----------  ---------  ---------

   Deferred:
     Federal          -          -           -
     Foreign         65        (20)         43
              ----------  ---------  ---------
       Total         65        (20)         43
              ----------  ---------  ---------

   Total      $     191  $    (272)  $     472
              ==========  =========  =========

     In May 2003, Concurrent reached a negotiated settlement with the Greek Tax Authority relating to a 1993 through 1995 audit of Concurrent's Greek subsidiary, which was sold in December of 1995. Concurrent made partial payments towards this settlement during fiscal year 2004 and made final payments towards this settlement in fiscal year 2005. During fiscal year 2005, Concurrent reversed $264,000 of income tax contingency reserves that Concurrent determined were no longer required and was reversed as an income tax benefit.

                        CONCURRENT COMPUTER CORPORATION

     A reconciliation of the income tax (benefit) expense computed using the federal statutory income tax rate to Concurrent's provision for income taxes is as follows:

                                                        YEAR ENDED JUNE 30,
                                                -----------------------------------
                                                   2006        2005         2004
                                                ----------  -----------  ----------
                                                      (DOLLARS IN THOUSANDS)
   Loss before provision for
     income taxes                               $  (8,831)  $   (8,001)  $  (5,253)
                                                ----------  -----------  ----------
   Benefit at Federal statutory rate               (3,003)      (2,720)     (1,786)
   Change in valuation allowance                  (10,403)      (8,838)      2,396
   Valuation allowance recorded on acquisition        704            -           -
   Dividend from subsidiary                             -        1,201           -
   Permanent differences                              191          291        (125)
   Net operating loss expiration                   14,425        7,429         188
   Change in state tax rates                       (1,462)       1,739           -
   Release of tax contingency reserves                  -         (264)          -
   Foreign, net                                       (90)         775         176
   Other                                             (171)         115        (377)
                                                ----------  -----------  ----------
   Provision for income taxes                   $     191   $     (272)  $     472
                                                ==========  ===========  ==========

     As of June 30, 2006 and 2005, Concurrent's deferred tax assets and liabilities were comprised of the following:

                                                                     JUNE 30,
                                                              ----------------------
                                                                 2006        2005
                                                              ----------  ----------
                                                              (DOLLARS IN THOUSANDS)
   Gross deferred tax assets related to:
     U.S. and foreign net operating loss carryforwards        $  62,044   $  71,122
     Book and tax basis differences for property and equipment      843           -
     Bad debt, warranty and inventory reserves                    1,159       1,549
     Accrued compensation                                         1,215           -
     Impairment loss on minority investments                      3,702       3,786
     Deferred revenue                                             1,042       1,882
     Stock warrants                                                 685         700
     Capital loss carryforward                                        -         801
     Research and development tax credit                            254           -
     Other                                                          353           -
                                                              ----------  ----------
       Total gross deferred tax assets                           71,297      79,840
   Valuation allowance                                          (67,978)    (78,381)
                                                              ----------  ----------
       Total deferred tax asset                                   3,319       1,459

   Gross deferred tax liabilities related to:
     Acquired intangibles                                         3,127           -
     Property and equipment/other                                     -       1,200
                                                              ----------  ----------
       Total gross deferred tax liability                         3,127       1,200
                                                              ----------  ----------

       Deferred income taxes                                  $     192   $     259
                                                              ==========  ==========

     As of June 30, 2006, Concurrent has U.S. Federal Tax net operating loss carryforwards of approximately $151 million for income tax purposes which expire at various dates through 2026. Any future benefits attributable

                        CONCURRENT COMPUTER CORPORATION
to the U.S. Federal net operating loss carryforwards, which originated prior to Concurrent's quasi-reorganization in November, 1991 are accounted for through adjustments to the capital in excess of par value. Approximately $37 million of the net operating loss carryforwards originated prior to Concurrent's quasi-reorganization in 1991, of which all have expired as of June 30 2006.

     Under Section 382 of the Internal Revenue Code, future benefits attributable to the net operating loss carryforwards in the amount of approximately $5.0 million that originated subsequent to Concurrent's quasi-reorganization through the date of Concurrent's July, 1993 comprehensive refinancing (1993 Refinancing) are limited to approximately $1.9 million per year. To the extent that the unused tax net operating loss carryforwards can not be used in a given year, whether limited or not, the unused amount can be
carried forward and used in future years until they expire.   Concurrent also
acquired tax benefits from the Everstream acquisition in the form of approximately $11.0 million of net operating loss carryforwards. The benefits associated with these losses are also limited under Section 382 of the Internal Revenue Code and fully offset these losses with a valuation allowance.

     The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options increased the federal net operating loss carryforward by approximately $115,000 and $22,000 for the years ended June 30, 2006 and 2005, respectively. Such benefits will be recorded as an increase to additional paid-in capital when realized.

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

     The valuation allowance for deferred tax assets as of June 30, 2006 and 2005 was approximately $68.0 million and $78.4 million, respectively. The net change in the total valuation allowance for the year ended June 30, 2006 was a decrease of approximately $10.4 million. The net decrease in the total valuation allowance for the year ended June 30, 2005 was approximately $8.8 million. In assessing the realizability of deferred tax assets, Concurrent considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As such, the deferred tax assets have been reduced by the valuation allowance since Concurrent considers it more likely than not that a significant portion of these deferred tax assets will not be realized.

     In October 2004, the American Jobs Creation Act of 2004 (the "Act") was enacted. Among other provisions, the Act provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated in either an enterprise's last tax year that began before the enactment date or the first tax year that begins during the one-year period beginning on the date of enactment. As a result of execution of the Act, the accounting treatment of such unremitted earnings that are expected to be repatriated must be considered in evaluating an entity's tax provision. Concurrent has not repatriated any funds under the American Jobs Creation Act and therefore there have been no tax consequences.

12.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     Concurrent maintains a retirement savings plan (the "Plan"), available to U.S. employees, that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. For fiscal year 2006, the plan allowed a discretionary matching contribution up to 100% of the first 3% of all employees' contributions during the first six months of the fiscal year. For the last six months of fiscal 2006, the plan allowed a discretionary matching contribution up to 100% of the first 3% of employees' contributions by non-highly compensated employees only. For fiscal year 2005, the plan allowed for a discretionary matching contribution up to 100% of the first 4% of

                        CONCURRENT COMPUTER CORPORATION
employees' contributions during the first six months of the year, and 3% of employees' contributions during the second six months. For fiscal year 2004, the plan allowed a discretionary matching contribution up to 100% of the first 4% of employees' contributions. For the years ended June 30, 2006, 2005 and 2004, Concurrent matched 100% of the allowable discretionary matching percentage of the employees' Plan contributions. Concurrent's matching contributions under the Plan were as follows:

                            2006       2005       2004
                          ---------  ---------  ---------
                              (DOLLARS IN THOUSANDS)
   Matching contribution  $     498  $     830  $     990

     Concurrent also maintains a defined contribution plan (the Stakeholder
Plan) for its UK based employees. The stakeholder plan provides for discretionary matching contributions of between 4% and 7% of the employee's salary. Concurrent also has agreements with certain of its UK based employees to make supplementary contributions to the plan over the next three years, contingent upon their continued employment with Concurrent. For fiscal years 2006, 2005 and 2004, Concurrent made total contributions to the stakeholder plan of $429,000, $540,000 and $90,000, respectively.

     Certain foreign subsidiaries of Concurrent maintain pension plans for their employees that conform to the common practice in their respective countries. As of June 30, 2003, Concurrent maintained two defined benefit pension plans covering certain current and former employees in the UK and in Germany. The liquidation of the UK subsidiary in 2004 resulted in the settlement and curtailment gains included in the changes in benefit obligation and fair value of plan assets detailed below (see Note 5). As of June 30, 2006, 2005, and 2004, only the defined benefit pension plan in Germany remained, due to the effects of the liquidation of Concurrent's UK subsidiary. The measurement date used to determine fiscal 2006 benefit information for the plans was June 30, 2006. The related changes in benefit obligation and fair value of plan assets and the amounts recognized in the consolidated balance sheets are presented in the following tables:

   Reconciliation  of  Funded  Status

                                                           JUNE 30,
                                                    ----------------------
                                                       2006        2005
                                                    ----------  ----------
                                                    (DOLLARS IN THOUSANDS)
   Change in benefit obligation:
   Benefit obligation at beginning of year          $   4,156   $   3,715
   Service cost                                            29          25
   Interest cost                                          186         205
   Actuarial loss (gain)                                  388         362
   Foreign currency exchange rate change                  238         (37)
   Benefits paid                                         (131)       (114)
                                                    ----------  ----------
   Benefit obligation at end of year                $   4,866   $   4,156
                                                    ==========  ==========
   Change in plan assets:
   Fair value of plan assets at beginning of year   $   2,395   $   2,396
   Actual return on plan assets                            45          76
   Employer contributions                                  62          28
   Benefits paid                                         (105)        (88)
   Foreign currency exchange rate change                  137         (17)
                                                    ----------  ----------
   Fair value of plan assets at end of year         $   2,534   $   2,395
                                                    ==========  ==========
   Funded status                                    $  (2,332)  $  (1,761)
   Unrecognized actuarial loss                            648         208
   Unrecognized net transition cost                       102         127
                                                    ----------  ----------
   Net amount recognized                            $  (1,582)  $  (1,426)
                                                    ==========  ==========

                        CONCURRENT COMPUTER CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued


   Amounts Recognized in the Consolidated Balance Sheet

                                                JUNE 30,
                                         ----------------------
                                            2006        2005
                                         ----------  ----------
                                         (DOLLARS IN THOUSANDS)
   Accrued pension cost, net             $  (2,290)  $  (1,705)
   Intangible asset                            102         127
   Accumulated other comprehensive loss        606         152
                                         ----------  ----------
   Net amount recognized                 $  (1,582)  $  (1,426)
                                         ==========  ==========

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $4.9 million, $4.8 million and $2.5 million, respectively, as of June 30, 2006, and $4.2 million, $4.1 million and $2.4 million, respectively, as of June 30, 2005.

     The following tables provide the components of net periodic pension cost recognized in earnings and pension related components of other comprehensive income for the fiscal years ended June 30, 2006, 2005 and 2004:

   Components of Net Periodic Benefit Cost

                                                            YEAR ENDED JUNE 30,
                                                     ----------------------------------
                                                        2006        2005        2004
                                                     ----------  ----------  ----------
                                                           (DOLLARS IN THOUSANDS)
   Service cost                                      $      29   $      25   $     353
   Interest cost                                           186         205       1,111
   Expected return on plan assets                          (84)        (88)       (767)
   Amortization of unrecognized net transition
     obligation (asset)                                     25          32         (65)
   Amortization of unrecognized prior service cost           -           -          24
   Settlement gain                                           -           -        (387)
   Curtailment loss                                          -           -         177
   Recognized actuarial loss                                 -           3         375
                                                     ----------  ----------  ----------
   Net periodic benefit cost                         $     156   $     177   $     821
                                                     ==========  ==========  ==========

   Additional Information

                                                          YEAR ENDED JUNE 30,
                                                      ---------------------------
                                                        2006      2005     2004
                                                      --------  --------  -------
                                                         (DOLLARS IN THOUSANDS)
   Decrease (increase) in minimum liability included
   in other comprehensive income                      $  (453)  $  (101)  $ 7,376

     Pension expense for fiscal years 2006, 2005 and 2004 related to the UK defined benefit pension plan was $0, $0, and $805,000. Concurrent does not anticipate any further contributions or any further pension expense related to this plan, subsequent to June 30, 2004.

                        CONCURRENT COMPUTER CORPORATION

   Assumptions

     The following table sets forth the assumptions used to determine benefit obligations:

                                     JUNE 30,
                                   ------------
                                   2006   2005
                                   -----  -----
   Discount rate                   4.70%  4.50%
   Expected return on plan assets  4.20%  3.50%
   Compensation increase rate      2.50%  2.50%

     The following table sets forth the assumptions used to determine net periodic benefit cost:

                                                 YEAR ENDED JUNE 30,
                                   ----------------------------------------------
                                        2006            2005            2004
                                   --------------  --------------  --------------
   Discount rate                            4.50%           5.35%  5.25% to 5.50%
   Expected return on plan assets           3.50%           3.50%  6.00%
   Compensation increase rate               2.50%           2.50%  1.00% to 4.25%

   Plan Assets

     Concurrent's pension plan weighted-average asset allocations at June 30, 2006 and 2005, by asset category are as follows:

                        PLAN ASSETS AT JUNE 30,
                      ---------------------------
                          2006           2005
                      -------------  ------------
   ASSET CATEGORY        $      %       $      %
   --------------     ------  -----  ------  ----
   Equity securities   2,534   100%   2,395  100%
                      ------  -----  ------  ----
      Total            2,534   100%   2,395  100%
                      ======  =====  ======  ====

     Plan assets as of June 30, 2006 and 2005 are comprised primarily of investments in managed funds consisting of German life insurance equity funds. In estimating the expected return on plan assets, Concurrent considers past performance and future expectations for the fund. Plan assets are heavily weighted toward dividend yielding equity investments that yield consistent, dependable dividends. Concurrent utilizes an active management strategy through third-party investment managers to minimize risk and maximize return.

     Contributions

     Concurrent expects to contribute $91,000 to its defined benefit pension plan in fiscal year 2007.

     Estimated future benefit payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (dollars in thousands):

                              PENSION
                              BENEFITS
                              ---------
   2007                       $     167
   2008                             207
   2009                             221
   2010                             231
   2011                             256
   Years 2012 and thereafter  $   1,531

                        CONCURRENT COMPUTER CORPORATION

13.  GEOGRAPHIC INFORMATION

     In accordance with SFAS 131, "Disclosure about Segments of an Enterprise and Related Information", effective July 1, 2005, Concurrent operates in two segments, products and services, as disclosed within the statements of operations.

     A summary of Concurrent's financial data by geographic area follows (dollars in thousands):

                                           YEAR ENDED JUNE 30,
                                       2006       2005       2004
                                     ---------  ---------  ---------
   United States                     $  49,003  $  52,898  $  64,792

       Japan                             6,646     10,562      4,208
       Other Asia Pacific countries      2,539      3,394      2,836
                                     ---------  ---------  ---------
   Asia Pacific                          9,185     13,956      7,044

   Europe                               10,053      8,575      5,737

   Other                                 3,371      3,256      1,662
                                     ---------  ---------  ---------
       Total revenue                 $  71,612  $  78,685  $  79,235
                                     =========  =========  =========

                               JUNE 30,
                           2006        2005
                        ----------  ----------
                        (DOLLARS IN THOUSANDS)
   Long lived assets:
     United States       $  29,300  $  18,712
     Europe                  1,093      1,476
     Japan                     735        901
     Asia/Pacific - other      354        244
     Other                       -         32
                         ---------  ---------
     Total               $  31,482  $  21,365
                         =========  =========

14.  SHARE-BASED COMPENSATION

     Concurrent has Stock Option Plans providing for the grant of incentive stock options to employees and non-qualified stock options to employees and directors. The Compensation Committee administers the Stock Option Plans. Under the plans, the Compensation Committee of the Board of Directors (the "Board") may award, in addition to stock options, shares of Common Stock on a restricted basis. The plans also specifically provide for stock appreciation rights and authorize the Compensation Committee to provide, either at the time of the grant of an option or otherwise, that the option may be cashed out upon terms and conditions to be determined by the Committee or the Board.

     Options issued under the Stock Option Plans prior to May 4, 2005 generally vest over four years and are exercisable for ten years from the grant date. Concurrent's 2001 Stock Option Plan became effective November 1, 2001 and replaced the 1991 Restated Stock Option Plan that expired on January 31, 2002. As of November 1, 2001 there were no options for shares of Common Stock available for future grant under the 1991 Restated Stock Option Plan. The Amended and Restated 2001 Stock Option Plan terminates on October 31, 2011. Stockholders have authorized the issuance of up to 20,889,000 shares under these plans and at June 30, 2006 and 2005 there were 1,762,000 and 1,550,000 shares available for future grants, respectively.

     On May 4, 2005, the Board of Concurrent, upon recommendation of the Board's Compensation and Audit

                        CONCURRENT COMPUTER CORPORATION

Committees, approved the accelerated vesting of certain unvested and "out-of-the-money" options held by current employees and officers (the "Acceleration"). The Board did not accelerate vesting of any options held by the Chief Executive Officer or any directors. The accelerated options had been granted under Concurrent's 1991 Restated Stock Option Plan and Concurrent's Amended and Restated 2001 Stock Option Plan (collectively, the "Plans"). The only options affected by the acceleration were the unvested options with exercise prices of greater than $2.10 per share. The closing sales price of Concurrent's common stock on the NASDAQ National market on May 4, 2005, the effective date of the Acceleration, was $1.68. Pursuant to the Acceleration, options granted under the Plans to purchase approximately 1.3 million shares of Concurrent's common stock that would otherwise have vested at various times within the next four years became fully vested. The options have a range of exercise prices of $2.12 to $14.85. As a result of the Board's decision to approve the Acceleration, each agreement for options subject to the Acceleration is deemed to be amended to reflect the Acceleration as of the effective date, but all other terms and conditions of each such option agreement remain in full force and effect. This acceleration of vesting period was considered a modification of the stock option award that impacted 217 employees and resulted in the determination of any compensation expense to be recorded on the modification date. As the intrinsic value at the date of modification was $0, Concurrent recorded no compensation expense for this modification.

     On June 22, 2005, the Compensation Committee of the Board of Concurrent granted options to purchase an aggregate of 2,065,000 shares of Concurrent's common stock, with an exercise price of $2.15 per share to current employees and executive officers pursuant to Concurrent's Amended and Restated 2001 Stock Option Plan. The options were fully vested on the date of grant, but the shares issued upon the exercise of the options may not be transferred or encumbered until certain transfer restrictions lapse. For most employees, the transfer restrictions allow 50% of the shares underlying the options to be transferable on each one year anniversary of the date of grant. For senior management, the transfer restrictions allow 25% of the shares underlying the options to be transferable on each one year anniversary of the date of grant. The options granted to senior management have a 10 year term whereas all other options granted have a 4 year term. This option grant differs from prior grants in that all employees were granted options and the restriction schedules and option terms differ for distinct groups of employees. This one-time initiative was undertaken by the Compensation Committee to provide a retention incentive to general employees and to motivate them to approach their jobs from the perspective of shareholders while providing a traditional long-term incentive to senior management.

                        CONCURRENT COMPUTER CORPORATION

     The decisions to initiate the Acceleration under the Plans on May 4, 2005 and to subsequently grant fully vested stock options with limits on transferability on June 22, 2005, which Concurrent believes to be in the best interest of Concurrent and its shareholders, were made primarily to limit compensation expense that would be expected to be recorded in future periods following Concurrent's adoption on July 1, 2005 of SFAS 123(R). Prior to adoption of SFAS 123(R), Concurrent accounted for stock-based compensation using the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which Concurrent did not recognize any compensation expense for its stock option grants. As a result of the Board's decisions discussed above, Concurrent expected to reduce its aggregate compensation expense by a total of approximately $6.8 million, net of taxes over the four years subsequent to this decision (the vesting period for the accelerated options). This estimate is subject to change and is based on approximated fair value calculations using the Black-Scholes methodology. The following table illustrates the effect on net loss and loss per share if Concurrent had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year periods (dollars in thousands, except per-share data).

                                                                         YEAR ENDED JUNE 30,
                                                                           2005       2004
                                                                         ---------  --------
   Net loss as reported                                                  $ (7,729)  $(5,725)

     Add: employee share-based compensation included in reported net loss     169       107
     Less: employee share-based compensation under SFAS No. 123            (8,688)   (4,100)
                                                                         ---------  --------

     Pro forma net loss                                                  $(16,248)  $(9,718)
                                                                         =========  ========

   Net loss per share:
     Basic and diluted net loss per share - as reported                  $  (0.12)  $ (0.09)
                                                                         =========  ========
     Basic and diluted net loss per share - pro forma                    $  (0.26)  $ (0.16)
                                                                         =========  ========

     Option awards are granted with an exercise price equal to the market price of Concurrent's stock at the date of grant. Effective July 1, 2005, Concurrent adopted SFAS No. 123(R) which requires the recognition of the fair value of stock compensation in the Statement of Operations. Concurrent recognizes stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of Concurrent's stock compensation is accounted for as equity instruments. Prior to July 1, 2005, Concurrent accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.

     Concurrent has elected the modified prospective transition method for adopting SFAS 123(R). Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. Unrecognized expense of awards not yet vested at the date of adoption shall be recognized in the Statement of Operations in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, "Accounting for Stock-Based Compensation," as disclosed in Concurrent's previous filings. As a result of adopting SFAS 123(R), Concurrent's operating losses, losses before income taxes, and net losses for the twelve months ended June 30, 2006 are $278,000 greater, than if Concurrent had continued to account for share-based compensation under APB 25 for the twelve months ended June 30, 2006. Adoption of SFAS 123(R) did not have a material impact on loss per share and the Statement of Cash Flows for fiscal year 2006.

     Concurrent recorded $527,000 of share-based compensation related to vested stock options and restricted stock in the Statement of Operations for fiscal year 2006. This includes $249,000 of share-based compensation expense related to the issuance of restricted stock awards. Concurrent recorded compensation expense related to restricted stock of $169,000 and $107,000 for the years ended June 30, 2005 and 2004, respectively, which was recorded in the Consolidated Statements of Operations in accordance with APB 25.

     Concurrent uses the Black-Scholes valuation model to estimate the fair value of each option award on the

                        CONCURRENT COMPUTER CORPORATION
date of grant. For fiscal year 2006, Concurrent issued 60,000 stock options with immediate vesting and 50,000 stock options with 4 year vesting. The weighted-average assumptions used to determine current fiscal year recorded expense and prior years' pro forma expense were:

                             2006   2005    2004
                             -----  -----  ------
   Risk-free interest rate    4.8%   3.8%    3.4%
   Expected volatility       81.1%  87.3%  110.0%
   Expected term (in years)     6    4-6     4-6
   Expected dividend yield    0.0%   0.0%    0.0%

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

     Based on historical experience of option pre-vesting cancellations, Concurrent has assumed an annualized forfeiture rate of 10% for unvested options granted prior to July 1, 2005. Concurrent has assumed a 0% forfeiture rate on options granted during the twelve months ended June 30, 2006, as many of these options vested immediately. Under the true-up provisions of SFAS 123(R), Concurrent will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

     A summary of option activity under the plans as of June 30, 2006, and changes during the year is presented below:

                                                                               WEIGHTED-
                                                             WEIGHTED-          AVERAGE
                                                              AVERAGE          REMAINING        AGGREGATE
                                                              EXERCISE        CONTRACTUAL       INTRINSIC
OPTIONS                                      SHARES            PRICE        TERM (IN YEARS)       VALUE
---------------------------------------  ---------------  ----------------  ---------------  ----------------
Outstanding as of July 1, 2005                6,877,062   $           4.68
Granted                                         110,000               2.28
Exercised                                      (167,327)              2.07
Forfeited or expired                           (692,111)              4.02
                                         ---------------  ----------------
Outstanding as of June 30, 2006               6,127,624   $           4.78             5.71  $      2,242,191
                                         ===============  ================  ===============  ================
Vested and exercisable at June 30, 2006       5,563,374   $           5.10             5.99  $      1,689,091
                                         ===============  ================  ===============  ================

                        CONCURRENT COMPUTER CORPORATION

     The following table summarizes information about stock options outstanding and exercisable at June 30, 2006:

                                OUTSTANDING OPTIONS                OPTIONS EXERCISABLE
                  --------------------------------------------  ---------------------------
                     WEIGHTED
                      AVERAGE                        WEIGHTED                     WEIGHTED
RANGE OF             REMAINING                        AVERAGE                      AVERAGE
EXERCISE            CONTRACTUAL                      EXERCISE                     EXERCISE
PRICES            LIFE (IN YEARS)  AT JUNE 30, 2006    PRICE    AT JUNE 30, 2006    PRICE
----------------  ---------------  ----------------  ---------  ----------------  ---------
$0.37 - $2.13                7.13         1,238,443  $    1.68           724,193  $    1.78
$2.15                        5.57         1,934,603       2.15         1,934,603       2.15
$2.16 - $6.25                6.05         1,232,914       3.33         1,182,914       3.33
$6.38 - $12.25               4.71         1,325,664       9.99         1,325,664       9.99
$12.43 - $19.63              4.28           396,000      14.41           396,000      14.41
                                   ----------------             ----------------
                             5.71         6,127,624       4.78         5,563,374       5.10
                                   ================             ================

     The weighted average grant-date fair value of options granted during the fiscal years ended June 30, 2006, 2005 and 2004 was $1.65, $1.55, and $3.22,
respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2006, 2005 and 2004 was $115,000, $134,000, and $1,104,000,
respectively. Total compensation cost of options granted but not yet vested as of June 30, 2006 is $590,000, which is expected to be recognized over the weighted average period of 2.5 years. Concurrent generally issues new shares to satisfy option exercises.

     Cash received from option exercise under all share-based payment arrangements for the fiscal years ended June 30, 2006, 2005 and 2004 was $357,000, $58,000 and $1,184,000.

     The Compensation Committee approved and Concurrent issued 73,470 shares of restricted stock during fiscal year 2006 that vests over time. During 2005, the Compensation Committee approved and Concurrent issued 1,041,000 shares of restricted stock and initially recorded $1,946,000 of unearned compensation as a contra-equity account, which, prior to adoption of SFAS No. 123(R) on July 1,
2005, was amortized over the vesting period.    A portion of the restricted
stock vests over time (four years) and a portion vests based upon performance criteria. Because a portion of this restricted stock is performance based, that portion was originally accounted for using variable accounting, requiring interim estimates of compensation expense, prior to adoption of SFAS 123(R). Effective July 1, 2005, Concurrent records expense for remaining unvested performance-based restricted stock awards, based upon the grant date fair-value and an assessment of whether the performance criteria will ultimately be met. During fiscal year 2006, Concurrent retired $184,000 of restricted stock issued to employees that left Concurrent prior to vesting of their restricted stock awards.

     A summary of the status of Concurrent's non-vested restricted shares as of June 30, 2006, and changes during the twelve months ended June 30, 2006, is presented below:

                                        WEIGHTED-AVERAGE
                                           GRANT-DATE
NON-VESTED SHARES             SHARES       FAIR-VALUE
---------------------------  ---------  -----------------
Non-vested at July 1, 2005    872,486   $            1.87
Granted                        73,470                2.45
Vested                       (132,999)               1.88
Forfeited                     (98,301)               1.87
                             ---------  -----------------
Non-vested at June 30, 2006   714,656   $            1.93
                             =========  =================

                        CONCURRENT COMPUTER CORPORATION

     Total compensation cost of restricted stock awards issued, but not yet vested as of June 30, 2006 is $945,000, which is expected to be recognized over the weighted average period of 2.2 years.

   Unearned Compensation

     Prior to adoption of SFAS 123(R), Concurrent recorded a grant of non-vested restricted stock in capital with an offsetting contra-equity account, unearned compensation, which was amortized to expense over the vesting period. Upon adoption of SFAS 123(R), any remaining balance of unearned compensation as of July 1, 2005 was reversed (i.e., netted against additional paid-in capital). Effective July 1, 2005, Concurrent reversed $1,562,000 of unearned compensation associated with remaining unvested restricted stock by reducing additional paid-in capital by $1,553,000 and par value of common stock by $9,000. As restrictions lapse over the vesting period, Concurrent will record share-based compensation to income (loss) from operations and additional paid-in capital.

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

     Through March 31, 2004, the expiration date of the agreement, Comcast earned a total of 268,543 warrants, which have all been issued and expire at various dates through June 4, 2008. These warrants are exercisable over a four year term. As of June 30, 2006, 106,942 of these warrants had expired. The remaining 161,601 warrants outstanding have exercise prices between $2.62 and $5.71.

     Concurrent recognized the value of the warrants over the term of the agreement as Comcast purchased additional on-demand servers from Concurrent and made the service available to its customers. As this agreement expired during fiscal 2004, Concurrent did not recognize any increase in, or reduction to, revenue during the twelve months ended June 30, 2006 and June 30, 2005. For fiscal year 2004, Concurrent recognized $202,000 as a reduction in revenue for the warrants that were earned during this period.

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

   Scientific Atlanta, Inc. Warrants

     In accordance with a five year definitive agreement with Scientific Atlanta, Inc. ("SAI") executed in August of 1998, Concurrent agreed to issue warrants to SAI upon achievement of pre-determined revenue targets. Concurrent accrued for this cost as a part of cost of sales at the time of recognition of applicable revenue. Concurrent issued warrants to purchase 261,164 of its common stock to SAI upon reaching the first $30 million threshold on April 1, 2002, exercisable at $7.106 per share over a four-year term. These warrants expired on April 1, 2006.

     The five year definitive agreement with SAI expired on August 17, 2003, and at that time Concurrent had not reached the second $30 million threshold of revenue using the SAI platform. As a result, Concurrent was not obligated to issue warrants under the agreement regarding the second $30 million threshold, and accordingly, reversed $1.3 million of expense in the twelve months ended June 30, 2004, which had been previously accrued in anticipation of reaching the next $30 million threshold. This reversal was recorded in product cost of sales.

                        CONCURRENT COMPUTER CORPORATION

16.  TERM LOAN AND REVOLVING CREDIT FACILITY

     On December 23, 2004, Concurrent executed a Loan and Security Agreement (Credit Agreement) with Silicon Valley Bank (SVB). The Credit Agreement provides for a two year maximum of a $10,000,000 revolving credit line ("Revolver") and a three year $3,000,000 term loan (Term Loan) and is secured by substantially all of the assets of Concurrent. Based on the borrowing formula and Concurrent's financial position as of June 30, 2006, $5.8 million would have been available to Concurrent under the Revolver. The Revolver and the Term Loan expire on December 23, 2006, and December 23, 2007, respectively. Both agreements can be terminated earlier upon a default, as defined in the Credit Agreement. As of June 30, 2006, Concurrent had no amounts drawn under the Revolver and the balance of the Term Loan was as follows:

                              JUNE 30,   JUNE 30,
                                2006       2005
                              ---------  ---------
   Term note                  $   1,583  $   2,537
   Less current portion           1,034        954
                              ---------  ---------
        Total long-term debt  $     549  $   1,583
                              =========  =========

     Interest on all outstanding amounts under the Revolver is payable monthly at the prime rate (8.25% at June 30, 2006) plus 0.50% per annum, and interest on all outstanding amounts under the Term Loan is payable monthly at a rate of 8.0% per annum. The Term Loan is repayable in 36 equal monthly principal and interest installments of $94,000 and the outstanding principal of the Revolver is due on December 23, 2006, unless the Revolver is terminated earlier in accordance with its terms.

     In addition, the Credit Agreement contains certain financial covenants, including required a minimum quick ratio and a minimum tangible net worth, and customary restrictive covenants concerning Concurrent's operations. As of June 30, 2006, Concurrent was not compliant with these covenants as its tangible net worth was less than the required amount specified within the Credit Agreement covenants. Concurrent obtained a forbearance until September 15, 2006 and, during the forbearance period, worked with Silicon Valley Bank to restructure the covenants to better align with Concurrent's business expectations. On August 31, 2006, prior to expiration of the forbearance, Concurrent and Silicon Valley Bank entered into a Loan Modification Agreement that provided for the waiver of Concurrent's event of default on June 30, 2006 and revised the financial covenants to better reflect Concurrent's operations. Concurrent believes it will be in compliance with the revised covenants for at least the next twelve months subsequent to June 30, 2006.

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

     Under certain circumstances, each holder of a Right upon exercise of such Right will receive, in lieu of Series A Participating Cumulative Preferred Stock, common stock of Concurrent or its equivalent, or common stock of the acquiring entity, in each case having a value of two times the exercise price of the Right. The Rights will expire on August 14, 2012 unless earlier exercised or redeemed, or earlier termination of the plan.

                        CONCURRENT COMPUTER CORPORATION

18.  CONCENTRATION OF RISK

     Intercompany transfers between geographic areas are accounted for at prices similar to those available to comparable unaffiliated customers. Sales to unaffiliated customers outside the U.S., including U.S. export sales, were $22,554,000, $25,787,000 and $14,443,000 for the years ended June 30, 2006, 2005 and 2004, respectively, which amounts represented 32%, 33% and 18% of total sales for the respective fiscal years.

     Sales to the U.S. government, prime contractors and agencies of the U.S. government amounted to approximately $15,079,000, $19,940,000 and $14,186,000 for the years ended June 30, 2006, 2005 and 2004, respectively, which amounts represented 21%, 25% and 18% of total sales for the respective fiscal years.

     Sales to three commercial customers amounted to $11,641,000 or 16% of total sales, $9,215,000 or 13% of total sales, and $9,207,000 or 13% of total sales, respectively, for the year ended June 30, 2006. Sales to two commercial customers amounted to $13,939,000 or 18% of total sales, and $10,820,000 or 14% of total sales, respectively, for the year ended June 30, 2005. Sales to three commercial customers amounted to $25,219,000 or 32% of total sales, $10,283,000 or 13% of total sales, and $8,231,000 or 10% of total sales, respectively, for the year ended June 30, 2004. There were no other customers during fiscal years 2006, 2005 or 2004 representing more than 10% of total revenues.

     Concurrent assesses credit risk through ongoing credit evaluations of customers' financial condition and collateral is generally not required. There were two customers that accounted for $3,642,000 or 24% of trade receivables and $2,683,000 or 17% of trade receivables, at June 30, 2006. There were two customers that accounted for $3,219,000 or 19% of trade receivables and $1,974,000 or 12% of trade receivables, at June 30, 2005.

     Concurrent sometimes purchases product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms. For the year ended June 30, 2006, purchases from two suppliers were in excess of 10% of Concurrent's total purchases. These two suppliers accounted for 30% and 22% of Concurrent's purchases during fiscal 2006. For the year ended June 30, 2005, purchases from three suppliers were in excess of 10% of Concurrent's total purchases. These three suppliers accounted for 25%, 25% and 10% of Concurrent's purchases during fiscal 2005.

19.  QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of quarterly financial results for the years ended June 30, 2006 and 2005:

                                                               THREE MONTHS ENDED
                                         --------------------------------------------------------------
                                          SEPTEMBER 30,   DECEMBER 31,      MARCH 31,       JUNE 30,
                                              2005            2005            2006            2006
                                         --------------  --------------  --------------  --------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2006
Net sales                                $      16,207   $      18,856   $      20,633   $  15,916
Gross margin                             $       8,094   $       9,917   $      10,233   $   7,125
Operating loss                           $      (2,895)  $      (1,596)  $      (1,067)  $  (4,022)
Loss before cumulative effect
  of accounting change                   $      (2,183)  $      (1,604)  $      (1,048)  $  (4,187)
Cumulative effect of accounting change
  (net of income tax)                    $           -   $           -   $           -   $    (323) (1)
Net loss                                 $      (2,183)  $      (1,604)  $      (1,048)  $  (4,510) (1)
Net loss per share-basic                 $       (0.03)  $       (0.02)  $       (0.01)  $   (0.06) (1)
Net loss per share-diluted               $       (0.03)  $       (0.02)  $       (0.01)  $   (0.06) (1)

                        CONCURRENT COMPUTER CORPORATION

                                                THREE MONTHS ENDED
                            ---------------------------------------------------------------
                             SEPTEMBER 30,    DECEMBER 31,      MARCH 31,        JUNE 30,
                                 2004             2004            2005            2005
                            ---------------  --------------  --------------  --------------
                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2005
Net sales                   $       17,330   $  20,024       $      19,849   $  21,482
Gross margin                $        7,139   $   9,896       $      10,970   $  10,771
Operating loss              $       (5,024)  $  (1,138)      $        (173)  $  (1,122)
Net loss                    $       (5,021)  $  (1,447) (2)  $        (177)  $  (1,084) (3)
Net loss per share-basic    $        (0.08)  $   (0.02) (2)  $       (0.00)  $   (0.02) (3)
Net loss per share-diluted  $        (0.08)  $   (0.02) (2)  $       (0.00)  $   (0.02) (3)

(1) In March 2005, the FASB issued Financial Interpretation No. 47. FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability's fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Concurrent is required to record an asset and a corresponding liability for the present value of the estimated asset retirement obligation associated with the leasehold improvements at some of its international locations. The asset is depreciated over the life of the corresponding lease while the liability accretes to the amount of the estimated retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Concurrent adopted FIN 47 on June 30, 2006 with a $0.3 million cumulative effect of accounting change (net of tax) recorded in Concurrent's results of operations. This charge is a combination of depreciation and accretion expense.
(2) The net income for the quarter ended December 31, 2004 includes an impairment charge for the Everstream investment of $0.4 million, partially offset by a partial recovery of the previously recognized impairment charge for the Thirdspace investment of $0.1 million.
(3) The net income for the quarter end June 30, 2005 includes a reversal of tax contingency reserves of $0.3 million that Concurrent determined were no longer required and was reversed as an income tax benefit.

20.  COMMITMENTS AND CONTINGENCIES

     Concurrent leases certain sales and service offices, warehousing, and equipment under various operating leases. The leases expire at various dates through 2012 and generally provide for the payment of taxes, insurance and maintenance costs. Additionally, certain leases contain escalation clauses that provide for increased rents resulting from the pass through of increases in operating costs, property taxes and consumer price indexes.

     At June 30, 2006, future minimum lease payments for the years ending June 30 are as follows (dollars in thousands):

   2007                 $2,287
   2008                  1,268
   2009                    618
   2010                    537
   2011                    428
   2012 and thereafter     229
                        ------
                        $5,367
                        ======

     Rent expense under all operating leases amounted to $3,942,000, $4,006,000 and $3,851,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

                        CONCURRENT COMPUTER CORPORATION

     Concurrent, from time to time, is involved in litigation incidental to the conduct of its business. Concurrent believes that such pending litigation will not have a material adverse effect on Concurrent's results of operations or financial condition.

     Concurrent has entered into an agreement with a vendor in which the vendor performed nonrecurring customization services. Concurrent may be obligated to pay as much as $750,000 for these services. Concurrent had made payments to this vendor totaling $602,000 as of June 30, 2006, and totaling $175,000 as of June 30, 2005. This asset is amortized over the estimated life of the new product and as of June 30, 2006 and June 30, 2005, the unamortized portion of these payments is recorded in the line item "Prepaid expenses and other current assets" in the amounts of $221,000 and $175,000, respectively.

     Concurrent enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers that often require Concurrent to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to Concurrent's products. For example, Concurrent was notified that certain of its customers were served with a complaint by Acacia Media Technologies, Corp. (U.S. District Court, Northern District of California) for allegedly infringing U.S. Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720, and 6,144,702 by
providing broadcast video and video-on-demand products. Concurrent received similar notice from some of its on-demand customers regarding a lawsuit brought by U.S.A. Video Inc. (U.S. District Court, Eastern District of Texas, Marshall Division) alleging infringement of U.S Patent No. 5,130,792. Some of these customers have requested indemnification under their customer agreement. Concurrent continues to review its potential obligations under its indemnification agreements with these customers, in view of the claims by Acacia and the indemnity obligations to these customers from other vendors that also provided systems and services to these customers. From time to time, Concurrent also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Concurrent's products and services or resulting from the acts or omissions of Concurrent, its employees, authorized agents or subcontractors. Concurrent has not made any significant payments as a result of these indemnification clauses and, in accordance with FIN No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," Concurrent has not accrued a liability in relation to these items because such an amount is immaterial. The maximum potential amount of future payments that Concurrent could be required to make is unlimited.

     Pursuant to the terms of the employment agreements with the executive officers of Concurrent, employment may be terminated by either Concurrent or the respective executive officer at any time. In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end. In the event an agreement is terminated directly by Concurrent without cause or in certain circumstances constructively by Concurrent, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect. At June 30, 2006, the maximum contingent liability under these agreements is approximately $1.9 million. Concurrent's employment agreements with certain of its officers contain certain offset provisions, as defined in their respective agreements.

                                     SCHEDULE II

                           CONCURRENT COMPUTER CORPORATION

                          VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                                (DOLLARS IN THOUSANDS)

                                    BALANCE AT    CHARGED TO                 BALANCE
                                     BEGINNING    COSTS AND     DEDUCTIONS    AT END
DESCRIPTION                           OF YEAR      EXPENSES        (a)       OF YEAR
                                    -------------------------------------------------
Reserves and allowances deducted
from asset accounts:

2006
----
Reserve for inventory obsolescence
  and shrinkage                     $     1,961  $        (4)  $      (364)  $  1,593
Allowance for doubtful accounts             200          184            (4)       380
Warranty accrual                            702           95          (421)       376

2005
----
Reserve for inventory obsolescence
  and shrinkage                     $     2,956  $        11   $    (1,006)  $  1,961
Allowance for doubtful accounts             200            -             -        200
Warranty accrual                          1,122          392          (812)       702

2004
----
Reserve for inventory obsolescence
  and shrinkage                     $     3,004  $       924   $      (972)  $  2,956
Allowance for doubtful accounts             868         (601)          (67)       200
Warranty accrual                          2,131          668        (1,677)     1,122

(a) Charges and adjustments to the reserve accounts for write-offs and credits issued during the year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CONCURRENT COMPUTER CORPORATION

                                    By:    /s/  T. Gary Trimm
                                       -----------------------------------------
                                           T.  Gary Trimm
                                           President and Chief Executive Officer

Date:  September 1, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities indicated on September 1, 2006.

NAME                         TITLE
----                         -----


/s/ Steve G. Nussrallah      Chairman of the Board and Director
-----------------------
Steve G. Nussrallah

                             President, Chief Executive Officer and Director
/s/ T. Gary Trimm            (Principal Executive Officer)
-----------------------
T. Gary Trimm

                             Chief Financial Officer
/s/ Gregory S. Wilson        (Principal Financial and Accounting Officer)
-----------------------
Gregory S. Wilson


/s/ Alex B. Best             Director
-----------------------
Alex B. Best


/s/ Charles Blackmon         Director
-----------------------
Charles Blackmon


/s/ Larry L. Enterline       Director
-----------------------
Larry L. Enterline


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

10.18 --Entry into a Material Definitive Agreement between the Registrant and Stream Acquisitions, Inc. to acquire Everstream Holdings, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 25, 2005).

10.19 --Amendment of Material Definitive Agreement between the Registrant and Stream Acquisitions, Inc. to acquire Everstream Holdings, Inc. (incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 31, 2005).

10.20 --Amended and Restated Employment Agreement dated as of August 8, 2006 between the Registrant and T. Gary Trimm and adjustment to executive officers' salaries (incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 10, 2006).

10.21 --Entry into a Material Definitive Agreement between the Registrant and Silicon Valley Bank in the form of a Forbearance to Loan and Security Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 14, 2006).

10.22 --Entry into a Material Definitive Agreement between the Registrant and Silicon Valley Bank in the form of a Waiver and Third Loan Modification Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 31, 2006).

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