Form 10-Q
period 2006-09-30
CONCURRENT COMPUTER CORP/DE
filed 2006-11-03
CIK 749038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q

      (Mark One)
           X       Quarterly Report Pursuant to Section 13 or 15(d) of
          ---          the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2006

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

Large Accelerated Filer      Accelerated Filer  X    Non-Accelerated Filer
                        ---                    ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes          No X
                                    ---       ---

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of October 31, 2006 was 72,136,000.

                             CONCURRENT COMPUTER CORPORATION
                                         FORM 10-Q
                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

                                    TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
                             PART I - FINANCIAL INFORMATION
                             ------------------------------
ITEM1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                     2
            CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
ITEM2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF     14
          OPERATIONS

ITEM3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     21
ITEM4.    CONTROLS AND PROCEDURES                                                        21

                             PART II - OTHER INFORMATION
                             ---------------------------
ITEM1.    LEGAL PROCEEDINGS                                                              21
ITEM6.    EXHIBITS                                                                       21
        EX-31.1 SECTION 302 CERTIFICATION OF CEO
        EX-31.2 SECTION 302 CERTIFICATION OF CFO
        EX-32.1 SECTION 906 CERTIFICATION OF CEO
        EX-32.2 SECTION 906 CERTIFICATION OF CFO

PART I  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   CONCURRENT COMPUTER CORPORATION
                          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                       (DOLLARS IN THOUSANDS)

                                                                     SEPTEMBER 30,       JUNE 30,
                                                                         2006              2006
                                                                    ---------------  ----------------
                              ASSETS
Current assets:
  Cash and cash equivalents                                         $       10,342   $        14,423
  Accounts receivable, less allowance for doubtful accounts
    of $308 at September 30, 2006 and $380 at June 30, 2006                 14,360            15,111
  Inventories - net                                                          6,146             6,164
  Prepaid expenses and other current assets                                  2,075             1,578
                                                                    ---------------  ----------------
    Total current assets                                                    32,923            37,276

Property, plant and equipment - net                                          5,533             6,015
Intangible assets - net                                                      8,514             8,787
Goodwill                                                                    15,560            15,560
Other long-term assets - net                                                   974             1,120
                                                                    ---------------  ----------------
    Total assets                                                    $       63,504   $        68,758
                                                                    ===============  ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                             $       11,601   $        11,581
  Notes payable to bank, current portion                                     1,055             1,034
  Short term note payable                                                      487                 -
  Deferred revenue                                                           6,701             7,277
                                                                    ---------------  ----------------
    Total current liabilities                                               19,844            19,892

Long-term liabilities:
  Deferred revenue                                                           1,393             1,602
  Notes payable to bank, less current portion                                  278               549
  Pension liability                                                          2,316             2,290
  Other                                                                        617               651
                                                                    ---------------  ----------------
    Total liabilities                                                       24,448            24,984

Commitments and contingencies (Note 12)

Stockholders' equity:
  Shares of common stock, par value $.01; 100,000,000 authorized;
    71,540,438 and 71,530,763 issued and outstanding at
    September 30, 2006 and June 30, 2006, respectively                         716               716
  Capital in excess of par value                                           189,588           189,409
  Accumulated deficit                                                     (150,652)         (145,800)
  Treasury stock, at cost; 886 and 3,971 shares at
      September 30, 2006 and June 30, 2006, respectively                        (6)              (13)
  Accumulated other comprehensive loss                                        (590)             (538)
                                                                    ---------------  ----------------
      Total stockholders' equity                                            39,056            43,774
                                                                    ---------------  ----------------

Total liabilities and stockholders' equity                          $       63,504   $        68,758
                                                                    ===============  ================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                         CONCURRENT COMPUTER CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                       THREE MONTHS ENDED
                                          SEPTEMBER 30,
                                      2006             2005
                                 ---------------  ---------------
Revenues:
  Product                        $        9,332   $       10,943
  Service                                 5,449            5,264
                                 ---------------  ---------------
    Total revenues                       14,781           16,207

Cost of sales:
  Product                                 5,188            5,368
  Service                                 2,639            2,745
                                 ---------------  ---------------
    Total cost of sales                   7,827            8,113
                                 ---------------  ---------------

Gross margin                              6,954            8,094

Operating expenses:
  Sales and marketing                     4,313            4,128
  Research and development                4,652            4,338
  General and administrative              2,743            2,523
                                 ---------------  ---------------
      Total operating expenses           11,708           10,989
                                 ---------------  ---------------

Operating loss                           (4,754)          (2,895)

Interest income                             109              114
Interest expense                            (74)             (62)
Other income (expense)                       85              707
                                 ---------------  ---------------

Loss before income taxes                 (4,634)          (2,136)

Provision for income taxes                  218               47
                                 ---------------  ---------------

Net loss                         $       (4,852)  $       (2,183)
                                 ===============  ===============

Net loss per share
      Basic                      $        (0.07)  $        (0.03)
                                 ===============  ===============
      Diluted                    $        (0.07)  $        (0.03)
                                 ===============  ===============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                             CONCURRENT COMPUTER CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                             2006             2005
                                                        ---------------  ---------------
OPERATING ACTIVITIES
Net loss                                                $       (4,852)  $       (2,183)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                                  1,338            1,112
  Share-based compensation                                         173              153
  Other non-cash expenses                                          (75)               5
  Changes in operating assets and liabilities:
    Accounts receivable                                            821            2,155
    Inventories                                                    (15)            (374)
    Prepaid expenses and other current assets                     (496)          (1,088)
    Other long-term assets                                         147              148
    Accounts payable and accrued expenses                           20           (1,554)
    Deferred revenue                                              (785)            (389)
    Other long-term liabilities                                     (8)              47
                                                        ---------------  ---------------
  Total adjustments to net loss                                  1,120              215
                                                        ---------------  ---------------
Net cash used in operating activities                           (3,732)          (1,968)

INVESTING ACTIVITIES
  Capital expenditures                                            (584)            (238)
                                                        ---------------  ---------------
Net cash used in investing activities                             (584)            (238)

FINANCING ACTIVITIES
  Repayment of note payable to bank                               (250)            (231)
  Proceeds from short-term note payable                            690                -
  Repayment of short term note payable                            (203)               -
  Sale of treasury stock                                            10                -
  Proceeds from sale and issuance of common stock                    3                1
                                                        ---------------  ---------------
Net cash provided by (used in) financing activities                250             (230)

Effect of exchange rates on cash and cash equivalents              (15)              (9)
                                                        ---------------  ---------------

Decrease in cash and cash equivalents                           (4,081)          (2,445)
Cash and cash equivalents at beginning of period                14,423           19,880
                                                        ---------------  ---------------
Cash and cash equivalents at end of period              $       10,342   $       17,435
                                                        ===============  ===============

Cash paid during the period for:
  Interest                                              $           58   $           52
                                                        ===============  ===============
  Income taxes (net of refunds)                         $           96   $           20
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

                         CONCURRENT COMPUTER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   OVERVIEW OF BUSINESS AND BASIS OF PRESENTATION

     Concurrent Computer Corporation ("Concurrent") is a supplier of high-performance computer systems, software, and services. The computer systems and software fall under two product lines: on-demand and real-time.

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

     The condensed, consolidated interim financial statements of Concurrent are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of Concurrent's financial position, results of operations and cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with Concurrent's Annual Report on Form 10-K for the year ended June 30, 2006. There have been no changes to Concurrent's Significant Accounting Policies as disclosed in Note 2 of the consolidated financial statements included in Concurrent's Annual Report on Form 10-K for the year ended June 30, 2006. The results reported in these condensed, consolidated quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

     Recently Issued Accounting Pronouncements

     In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Concurrent is currently evaluating the impact of this statement on its financial statements and expects to adopt SFAS No.157 on July 1, 2008, or the beginning of Concurrent's fiscal year 2009.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to:
(a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, or as of June 30, 2007 for Concurrent. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008, or for Concurrent's fiscal year ending June 30, 2009. Concurrent is evaluating the impact of this statement on its financial statements and believes that such impact may be material.

     In September 2006, the SEC staff revised Staff Accounting Bulletin (SAB) Topic 1N, "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 addresses how a registrant should evaluate whether an error in its financial statements is material. The guidance in SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on Concurrent's consolidated financial statements.

2.   REVENUE RECOGNITION AND RELATED MATTERS

     Concurrent recognizes revenue when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable.

     Software and Hardware Sales
     ---------------------------

     On-demand and real-time product revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition" ("SOP 97-2") and related amendments, SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Concurrent's standard contractual arrangements with its customers generally include the delivery of a hardware and/or software system, certain professional services that typically involve installation and training, and ongoing software and hardware maintenance. The software component of the arrangement is considered to be essential to the functionality of the hardware. Therefore, in accordance with Emerging Issues Task Force No. 03-5, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software," the hardware and the hardware maintenance components are considered software related and the provisions of SOP 97-2 apply to all elements of the arrangement. Under multiple element arrangements, Concurrent allocates revenue to the various elements based on vendor-specific objective evidence ("VSOE") of fair value. Concurrent's VSOE of fair value is determined based on the price charged when the same element is sold separately. If VSOE of fair value does not exist for all elements in a multiple element arrangement, Concurrent recognizes revenue using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue.

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

3.   BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed in accordance with SFAS No. 128, "Earnings Per Share" by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive. Common share equivalents of 7,815,000 and 8,194,000 for the three months ended September 30, 2006 and 2005, respectively, were excluded from the calculation as their effect was antidilutive. The following table presents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                              --------------------------------
                                                                   2006             2005
                                                              ---------------  ---------------
     Basic and diluted earnings per share (EPS) calculation:
         Net loss                                             $       (4,852)  $       (2,183)
                                                              ===============  ===============

     Basic weighted average number of shares outstanding              71,535           62,770
       Effect of dilutive securities:
         Employee stock options                                            -                -
                                                              ---------------  ---------------
     Diluted weighted average number of shares outstanding            71,535           62,770
                                                              ===============  ===============
     Basic EPS                                                $        (0.07)  $        (0.03)
                                                              ===============  ===============
     Diluted EPS                                              $        (0.07)  $        (0.03)
                                                              ===============  ===============

4.   SHARE-BASED COMPENSATION

     At September 30, 2006, Concurrent had share-based employee compensation plans which are described in Note 14 of the consolidated financial statements included in Concurrent's Annual Report on Form 10-K for the year ended June 30, 2006. Option awards are granted with an exercise price equal to the market price of Concurrent's stock at the date of grant. Concurrent recognizes stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of Concurrent's stock compensation is accounted for as equity instruments. Concurrent recorded $173,000 and $153,000 of share-based compensation related to vested stock options and restricted stock in the Statement of Operations during the three months ended September 30, 2006 and 2005, respectively.

     Concurrent uses the Black-Scholes valuation model to estimate the fair value of each option award on the date of grant. During the three months ended September 30, 2006, Concurrent granted 1,659,000 stock options with four year vesting and granted 51,098 restricted stock awards with four year vesting. The weighted-average grant-date fair value of the options granted under the stock option plans during this period was $1.04. The weighted-average assumptions used were: expected dividend yield of 0.0%; risk-free interest rate of 4.6%; expected life of 6 years; and an expected volatility of 91.8%.

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

     Based on historical experience of option pre-vesting cancellations, Concurrent has assumed an annualized forfeiture rate of 10.4% for unvested options for the three months ended September 30, 2006. Under the true-up provisions of SFAS 123R, Concurrent will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

     A summary of option activity under the plans as of September 30, 2006, and changes during the three months then ended is presented below:

                                                                                WEIGHTED-
                                                                WEIGHTED-        AVERAGE
                                                                 AVERAGE        REMAINING      AGGREGATE
                                                                 EXERCISE      CONTRACTUAL     INTRINSIC
               OPTIONS                            SHARES          PRICE           TERM           VALUE
--------------------------------------------  --------------  --------------  -------------  --------------
Outstanding as of July 1, 2006                    6,127,624   $         4.78
Granted                                           1,659,442             1.35
Exercised                                            (8,175)            0.37
Forfeited or expired                               (362,143)            2.54
                                              --------------  --------------
Outstanding as of September 30, 2006              7,416,748   $         4.13           6.35  $      868,841
                                              ==============  ==============  =============  ==============
Vested and exercisable at September 30, 2006      5,533,111   $         5.05           5.28  $      148,338
                                              ==============  ==============  =============  ==============

     Total compensation cost of options granted but not yet vested as of September 30, 2006, including estimated forfeitures, is $1,710,000, which is expected to be recognized over the weighted average period of 3.7 years.

     Concurrent issued 51,000 shares of restricted stock during the three months ended September 30, 2006, which vest over a two year period. A summary of the status of Concurrent's non-vested shares as of September 30, 2006, and changes during the three months ended September 30, 2006, is presented below:

                                                          WEIGHTED-
                                                          AVERAGE
                                                         GRANT-DATE
           NON-VESTED SHARES               SHARES        FAIR-VALUE
-------------------------------------  --------------  --------------
     Non-vested at July 1, 2006              714,656   $         1.93
     Granted                                  51,098             1.54
     Vested                                        -                -
     Forfeited                              (174,796)            1.87
                                       --------------  --------------
     Non-vested at September 30, 2006        590,958   $         1.92
                                       ==============  ==============

     Total compensation cost of restricted stock awards issued, but not yet vested as of September 30, 2006 is $677,000, which is expected to be recognized over the weighted average period of 1.9 years.

5.   INVENTORIES

     Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method. Concurrent establishes excess and obsolete inventory reserves based upon historical and anticipated usage. The components of inventories are as follows (in thousands):

                          SEPTEMBER 30,      JUNE 30,
                              2006            2006
                         --------------  --------------
     Raw materials, net  $        4,403  $        4,405
     Work-in-process              1,125             852
     Finished goods                 618             907
                         --------------  --------------
                         $        6,146  $        6,164
                         ==============  ==============

     At September 30, 2006 and June 30, 2006, some portion of Concurrent's inventory was in excess of the current requirements based upon the planned level of sales for future years. Accordingly, Concurrent had inventory valuation allowances for raw materials of $1.6 million at both September 30, 2006 and June 30, 2006, to reduce the value of the inventory to its estimated net realizable value.

6.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill was $15,560,000 as of both September 30, 2006 and June 30, 2006. Concurrent does not measure assets on a segment basis, and therefore, does not allocate goodwill on a segment basis. In accordance with SFAS 142, Concurrent tests goodwill and trademark for impairment, at least annually. Concurrent's annual goodwill and trademark impairment testing date is July 1.

     Other intangible assets as of September 30, 2006 and June 30, 2006 consisted of the following (in thousands):

                                         SEPTEMBER 30,      JUNE 30,
                                            2006             2006
                                       ---------------  --------------
     Cost of amortizable intangibles:
       Purchased technology            $        7,700   $       7,700
       Customer relationships                   1,900           1,900
                                       ---------------  --------------
       Total cost of intangibles                9,600           9,600
     Less accumulated amortization:
       Purchased technology                    (2,018)         (1,789)
       Customer relationships                    (168)           (124)
                                       ---------------  --------------
       Total accumulated amortization          (2,186)         (1,913)
     Trademark                                  1,100           1,100
                                       ---------------  --------------
       Total intangible assets, net    $        8,514   $       8,787
                                       ===============  ==============

     Amortization expense for the three months ended September 30, 2006 and 2005 was $273,000 and $48,000, respectively.

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The components of accounts payable and accrued expenses are as follows (in thousands):

                                            SEPTEMBER 30,      JUNE 30,
                                                2006            2006
                                           --------------  --------------
     Accounts payable, trade               $        4,539  $        5,400
     Accrued payroll, vacation, severance
       and other employee expenses                  5,111           4,015
     Warranty accrual                                 312             376
     Other accrued expenses                         1,639           1,790
                                           --------------  --------------
                                           $       11,601  $       11,581
                                           ==============  ==============

     Concurrent's estimate of warranty obligations is based on historical experience and expectation of future conditions. The changes in the warranty accrual during the three months ended September 30, 2006 were as follows (in thousands):

     Balance at June 30, 2006            $  376
     Charged to costs and expenses, net     (10)
     Deductions                             (54)
                                         -------
     Balance at September 30, 2006       $  312
                                         =======

8.   COMPREHENSIVE LOSS

     Concurrent's total comprehensive loss is as follows (in thousands):

                                       THREE MONTHS ENDED
                                          SEPTEMBER 30,
                                        2006        2005
                                     ----------  ----------
Net loss                             $  (4,852)  $  (2,183)

Other comprehensive loss:
  Foreign currency translation loss        (52)        (28)
                                     ----------  ----------

Total comprehensive loss             $  (4,904)  $  (2,211)
                                     ==========  ==========

9.   CONCENTRATION OF CREDIT RISK, SEGMENT, AND GEOGRAPHIC INFORMATION

     In accordance with SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," Concurrent operates in two segments, products and services, as disclosed within the statements of operations.

     The following summarizes the revenues by geographic locations for the three months ended September 30, 2006 (in thousands):

                                           THREE MONTHS ENDED
                                              SEPTEMBER 30,
                                          2006            2005
                                     --------------  --------------
     United States                   $       10,013  $        9,156

       Japan                                  1,828           1,295
       Other Asia Pacific countries             453             646
                                     --------------  --------------
     Asia Pacific                             2,281           1,941

       United Kingdom                           623           2,267
       Other European countries               1,464           2,574
                                     --------------  --------------
     Europe                                   2,087           4,841

     Other                                      400             269
                                     --------------  --------------
         Total revenue               $       14,781  $       16,207
                                     ==============  ==============

     In addition, the following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for any one of the indicated periods:

                   THREE MONTHS ENDED
                      SEPTEMBER 30,
                    2006        2005
                 ----------  ----------
     Customer A         19%          9%
     Customer B         10%          0%
     Customer C          9%         10%
     Customer D          4%         14%

     Concurrent assesses credit risk through ongoing credit evaluations of customers' financial condition and collateral is generally not required. At September 30, 2006, one customer accounted for $2,441,000 or 17% of trade receivables, a second customer accounted for $2,165,000 or 15% of trade receivables, and a third customer accounted for $1,640,000 or 11% of trade receivables. At June 30, 2006, one customer accounted for $3,642,000 or 24% of trade receivables and a second customer accounted for $2,683,000 or 17% of trade receivables. No other customers accounted for 10% or more of trade receivables as of September 30, 2006 or June 30, 2006.

     Concurrent sometimes purchases product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms. For the three months ended September 30, 2006, purchases from each of two suppliers were equal to, or in excess of 10% of Concurrent's total purchases. These two suppliers accounted for 31% and 10% of Concurrent's purchases during the three months ended September 30, 2006. Also, for the three months ended September 30, 2005, purchases from two suppliers were equal to, or in excess of 10% of Concurrent's total purchases. These two suppliers accounted for 25% and 10% of Concurrent's purchases during the three months ended September 30, 2005.

10.  TERM LOAN, REVOLVING CREDIT FACILITY, AND SHORT-TERM NOTE PAYABLE

     On December 23, 2004, Concurrent executed a Loan and Security Agreement ("Credit Agreement") with Silicon Valley Bank ("SVB"). The Credit Agreement provides for a two year maximum of $10,000,000 revolving credit line ("Revolver") and a three year $3,000,000 term loan ("Term Loan") and is secured by substantially all of the assets of Concurrent. Based on the borrowing formula and Concurrent's financial position as of September 30, 2006, $5.6 million would have been available to Concurrent under the Revolver. The Revolver and the Term Loan expire on December 23, 2006, and December 23, 2007, respectively. Both agreements can be terminated earlier upon a default, as defined in the Credit Agreement. As of September 30, 2006, Concurrent had no amounts drawn under the Revolver and the balance of the Term Loan was as follows (in thousands):

                                 SEPTEMBER 30,     JUNE 30,
                                    2006            2006
                               --------------  --------------
     Term note                 $        1,333  $        1,583
     Less current portion               1,055           1,034
                               --------------  --------------
         Total long-term debt  $          278  $          549
                               ==============  ==============

     Interest on any outstanding amounts under the Revolver would be payable monthly at the prime rate (8.25% at September 30, 2006) plus 0.50% per annum, and interest on all outstanding amounts under the Term Loan is payable monthly at a rate of 8.0% per annum. The Term Loan is repayable in 36 equal monthly principal and interest installments of $94,000 and the outstanding principal of the Revolver would be due on December 23, 2006, unless the Revolver was terminated earlier in accordance with its terms.

     In addition, the Credit Agreement contains certain financial covenants, including required financial ratios and a minimum tangible net worth, and customary restrictive covenants concerning Concurrent's operations. Given our current business, the financial covenants were adjusted down pursuant to a Waiver and Loan Modification Agreement entered into in August, 2006. Concurrent was in compliance with these covenants at September 30, 2006.

     On August 1, 2006, Concurrent entered into an unsecured short-term note payable, to finance insurance premiums, totaling $690,000. The note payable matures on April 25, 2007 and bears interest at 6.80% with $71,000 monthly payments of principal and interest. As of September 30, 2006, the balance of this short-term note payable was $487,000.

11.  RETIREMENT PLANS

     The following table provides a detail of the components of net periodic benefit cost for the three months ended September 30, 2006 and 2005 (in thousands):

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           2006        2005
                                                        ----------  ----------
Service cost                                            $       8   $       7
Interest cost                                                  56          47
Expected return on plan assets                                (22)        (15)
Amortization of unrecognized net transition obligation          8           8
                                                        ----------  ----------
Net periodic benefit cost                               $      50   $      47
                                                        ==========  ==========

     Concurrent contributed $17,000 to its German subsidiary's defined benefit plan during the three months ended September 30, 2006, and expects to make similar contributions during the remaining quarters of fiscal 2007. Concurrent contributed $18,000 to its German subsidiary's defined benefit plan during the three months ended September 30, 2005.

     Concurrent maintains a retirement savings plan, available to U.S. employees, which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. During the three months ended September 30, 2006 and 2005, Concurrent contributed $84,000 and $181,000 to this plan, respectively.

     Concurrent also maintains a defined contribution plan ("Stakeholder Plan") for its U.K. based employees. Concurrent has agreements with certain of its U.K. based employees to make supplementary contributions to the Stakeholder Plan over the next three years, contingent upon their continued employment with Concurrent. During the three months ended September 30, 2006 and 2005, Concurrent contributed $187,000 and $107,000 to the Stakeholder Plan, respectively.

12.  COMMITMENTS AND CONTINGENCIES

     Concurrent, from time to time, is involved in litigation and disputes incidental to the conduct of its business. Concurrent believes that such pending matters will not have a material adverse effect on its results of operations or financial condition.

     Concurrent has entered into an agreement with a vendor in which the vendor performed nonrecurring customization services. Concurrent may be obligated to pay as much as $750,000 for these services. Concurrent had made payments to this vendor totaling $691,000 as of September 30, 2006, and totaling $602,000 as of June 30, 2006. This asset is amortized over the estimated life of the new product and as of September 30, 2006 and June 30, 2006, the unamortized portion of these payments is recorded in the line item "Prepaid expenses and other current assets" in the amounts of $197,000 and $221,000, respectively.

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

OVERVIEW

     During the three months ended September 30, 2006, we used $3.7 million in cash and cash equivalents from operations, and ended the quarter with $10.3 million in cash and cash equivalents. The use of cash from operations during the three months ended September 30, 2006 was primarily due to operating losses during the three months ended September 30, 2006. We believe that existing cash balances combined with a credit facility and anticipated sales and collections will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months. During the quarter we took steps to reduce our operating expenses and our costs of goods and services by terminating approximately 7% of our employees in July 2006. We will continue to review and realign our cost structure as needed and this may include investing resources in other key strategic areas. During the three months ended September 30, 2006, our worldwide headcount has decreased approximately 12%, as we have continued shifting resources to better focus on the future, in a cost effective manner. However, unless and until our revenue increases and stabilizes, it is likely we will continue to use cash from operating activities. If we continue to use cash from operating activities, we may be forced to take certain measures to continue the business, such as raising additional funds through an offering of stock at a discounted price, further employee reductions,re-capitalization or reorganization transactions at undesirable prices, incurring significant debt at above market rates, or seeking bankruptcy protection. We expect that we will report a net loss for fiscal 2007 and will continue to use cash from operating activities. See further discussions in the "Liquidity and Capital Resources" section of this document.

     We have also seen pricing pressure due to the entrance of small competitors, a number of which have announced that they are being acquired by substantially larger companies. The VOD market has a limited number of customers, a number of well-financed competitors, and requires significant research and development expenditures. As a result, we believe it may be difficult to make a profit in this market until market forces such as the availability of telco VOD or consumer adoption drive significantly greater demand. Another recent trend in the real-time market is the reallocation of government spending away from some of our traditional real-time projects to other initiatives. This redeployment of resources has resulted in a number of opportunities being delayed and, in some cases, terminated.

     Other trends in our business are detailed in our Annual Report on Form 10-K for the year ended June 30, 2006 filed with the Securities and Exchange Commission ("SEC") on September 1, 2006.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of our critical accounting policies, please refer to the "Application of Critical Accounting Policies" in our most recent Annual Report on Form 10-K for the year ended June 30, 2006 filed with the SEC on September 1, 2006.

SELECTED OPERATING DATA AS A PERCENTAGE OF TOTAL REVENUE

     The following table sets forth selected operating data as a percentage of total revenue, unless otherwise indicated, for certain items in our consolidated statements of operations for the periods indicated.

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                    2006        2005
                                                 ----------------------
Revenues:                                              (Unaudited)
  Product                                              63.1%      67.5%
  Service                                              36.9       32.5
                                                 -----------  ---------
    Total revenues                                    100.0      100.0

Cost of sales (% of respective sales category):
  Product                                              55.6       49.1
  Service                                              48.4       52.1
                                                 -----------  ---------
    Total cost of sales                                53.0       50.1

Gross margin                                           47.0       49.9

Operating expenses:
  Sales and marketing                                  29.2       25.5
  Research and development                             31.5       26.8
  General and administrative                           18.5       15.5
                                                 -----------  ---------
      Total operating expenses                         79.2       67.8
                                                 -----------  ---------
Operating loss                                        (32.2)     (17.9)
Interest income - net                                   0.2        0.3
Other income (expense) - net                            0.6        4.4
                                                 -----------  ---------

Loss before income taxes                              (31.4)     (13.2)

Provision for income taxes                              1.4        0.3
                                                 -----------  ---------

Net loss                                             (32.8)%    (13.5)%
                                                 ===========  =========

                              RESULTS OF OPERATIONS

THE THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

                                 THREE MONTHS ENDED
                                    SEPTEMBER 30,
                                                        $         %
(DOLLARS IN THOUSANDS)             2006      2005     CHANGE   CHANGE
                                 --------  --------  --------  -------
Product revenues                 $ 9,332   $10,943   $(1,611)  (14.7%)
Service revenues                   5,449     5,264       185      3.5%
                                 --------  --------  --------  -------
      Total revenues              14,781    16,207    (1,426)   (8.8%)

Product cost of sales              5,188     5,368      (180)   (3.4%)
Service cost of sales              2,639     2,745      (106)   (3.9%)
                                 --------  --------  --------  -------
      Total cost of sales          7,827     8,113      (286)   (3.5%)
                                 --------  --------  --------  -------

Product gross margin               4,144     5,575    (1,431)  (25.7%)
Service gross margin               2,810     2,519       291     11.6%
                                 --------  --------  --------  -------
      Total gross margin           6,954     8,094    (1,140)  (14.1%)

Operating expenses:
  Sales and marketing              4,313     4,128       185      4.5%
  Research and development         4,652     4,338       314      7.2%
  General and administrative       2,743     2,523       220      8.7%
                                 --------  --------  --------  -------
      Total operating expenses    11,708    10,989       719      6.5%
                                 --------  --------  --------  -------

Operating loss                    (4,754)   (2,895)   (1,859)    64.2%

Interest income - net                 35        52       (17)  (32.7%)
Other expense - net                   85       707      (622)  (88.0%)
                                 --------  --------  --------  -------

Loss before income taxes          (4,634)   (2,136)   (2,498)   116.9%

Provision for income taxes           218        47       171    363.8%
                                 --------  --------  --------  -------

Net loss                         $(4,852)  $(2,183)  $(2,669)   122.3%
                                 ========  ========  ========  =======

     Product Sales. Total product sales for the three months ended September 30, 2006 were $9.3 million, a decrease of approximately $1.6 million, or 14.7%, from $10.9 million for the three months ended September 30, 2005. The decrease in product sales resulted from the $2.0 million, or 31.7%, decrease in real-time product sales to $4.2 million in the three months ended September 30, 2006 from $6.2 million in the three months ended September 30, 2005. This decrease was due to lower revenue for our traditional real-time products from our largest North American real-time customer.

     Partially offsetting the decrease in real-time product sales, on-demand product sales increased approximately $0.4 million, or 7.6%, to $5.1 million in the three months ended September 30, 2006 from $4.7 million in the three months ended September 30, 2005. The increase in on-demand product revenue was driven by a $2.0 million increase in North American sales, most of which was generated by an increase in revenue from our on-demand data collection and reporting software. Partially offsetting the increase in North American on-demand product revenue, international on-demand product revenue during the three months ended September 30, 2006 decreased $1.6 million, primarily in Europe, compared to the three months ended September 30, 2005. The decrease in European on-demand product revenue resulted from significant initial site deployments of on-demand systems in the first quarter of the prior fiscal year. During the three months ended September 30, 2006, European on-demand product revenue was driven by expansions of existing sites, which typically generate less sales volume than initial deployments. Fluctuation in on-demand revenue is often due to the fact that we have a small base of large customers making periodic large purchases that account for a significant percentage of revenue.

     Service Revenue. Total service revenue for the three months ended September 30, 2006 was $5.5 million, an increase of approximately $0.2 million, or 3.5%, from $5.3 million for the three months ended

September 30, 2005. Service revenue associated with on-demand products increased $0.4 million, or 13.4%, primarily due to incremental maintenance and support service revenue related to on-demand data collection and reporting software. Furthermore, the on-demand business continues to recognize maintenance and installation revenue on our expanding base of on-demand market deployments. As the warranty agreements that typically accompany the initial sale and installation of our on-demand systems expire, we anticipate selling new maintenance agreements to our customers.

     The increase in on-demand service revenues was partially offset by a $0.2 million, or 6.0%, decrease in service revenue related to real-time products. Service revenue associated with real-time products continued to decline primarily due to the expiration of maintenance contracts as legacy machines were removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue. We expect this trend of declining service for real-time products to continue into the foreseeable future.

     Product Gross Margin. Product gross margin was $4.1 million for the three months ended September 30, 2006, a decrease of approximately $1.4 million, or 25.7%, from $5.6 million for the three months ended September 30, 2005. Product gross margin as a percentage of product revenue decreased to 44.4% in the three months ended September 30, 2006 from 50.9% in the three months ended September 30, 2005. Product gross margins, as a percentage of product revenue, decreased primarily due to a favorable real-time product mix during the prior year quarter. Product margins during the three months ended September 30, 2005 were impacted by higher margin real-time hardware and software sales to a domestic customer. In addition, our margins were adversely impacted by an additional $0.2 million of amortization expense incurred during the three months ended September 30, 2006 related to acquired Everstream technology.

     Service Gross Margin. The gross margin on service revenue increased approximately $0.3 million, or 11.6%, to $2.8 million, or 51.6% of service revenue in the three months ended September 30, 2006 from $2.5 million, or 47.9% of service revenue in the three months ended September 30, 2005. Increasing service margins are primarily due to service revenues generated by incremental maintenance and support service revenue related to on-demand data collection and reporting software. This source of service revenue provides higher service margins than we have traditionally experienced.

     Service margins also increased during the three months ended September 30, 2006, as compared to the three months ended September 30, 2005 due to a $0.1 million reduction in service costs. During the three months ended September 30, 2006 we incurred $0.2 million in severance expense, as we have scaled down the infrastructure necessary to fulfill declining real-time product related contractual obligations. This incremental severance expense was more than offset by a $0.3 million savings in salaries, benefits and other employee related costs during the three months ended September 30, 2006, compared to the same period in the prior year.

     Sales and Marketing. Sales and marketing expenses increased approximately $0.2 million, or 4.5% to $4.3 million in the three months ended September 30, 2006 from $4.1 million in the three months ended September 30, 2005. Increasing sales and marketing expenses were primarily attributable to expenses from Everstream's sales force and amortization of Everstream's customer base, resulting in an additional $0.3 million of expense during the three months ended September 30, 2006, as compared to the same period in the prior year. Because our acquisition of Everstream occurred in October 2005, these costs were not included in our results for the three months ended September 30, 2005. Concurrent also incurred an additional $0.2 million of severance charges related to termination of a part of our sales and marketing workforce during the three months ended September 30, 2006, as compared to the same period of the prior year. This severance expense was offset by a $0.2 million savings in salaries, benefits and other employee related costs during the three months ended September 30, 2006, compared to the same period in the prior year.

     Research and Development. Research and development expenses increased approximately $0.3 million, or 7.2% to approximately $4.7 million in the three months ended September 30, 2006 from $4.3 million in the three months ended September 30, 2005. This increase occurred primarily because we began including expenses from Everstream's research and development group during the second quarter of fiscal year 2006. This resulted in an additional $0.8 million of research and development related salaries, wages, benefits, and facilities costs. Concurrent also incurred an additional $0.1 million of severance charges related to termination of a part of our research and development workforce during the three months ended September 30, 2006, as compared to the same period of the prior year. These additional expenses were partially offset by a $0.5 million decrease in development subcontractors and engineering costs incurred in the three months ended September 30, 2005 that were no longer necessary to meet software development requirements for customers' business management functionality, resource management and client system monitoring.

     General and Administrative. General and administrative expenses increased $0.2 million, or 8.7% to $2.7 million in the three months ended September 30, 2006 from $2.5 million in the three months ended September 30, 2005. During the three months ended September 30, 2006, our chief operating officer was terminated and, pursuant to his employment agreement, the chief operating officer will receive one year of severance equal to the value of his salary and benefits. This action resulted in approximately $0.4 million of additional severance expense during the first quarter of 2006. Partially offsetting this severance charge, during the three months ended September 30, 2006 we reversed approximately $0.1 million of bad debt provision, previously reserved for customer accounts collected during the quarter.

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

     Provision for Income Taxes. We recorded income tax expense for our domestic and foreign subsidiaries of $218,000 in the three months ended September 30, 2006. We recorded income tax expense of $47,000 for our domestic and foreign subsidiaries in the three months ended September 30, 2005. Income tax expense for the three months ended September 30, 2006 and 2005 was primarily attributable to income earned in foreign locations that cannot be offset by net operating loss carryforwards.

     Net Loss. The net loss for the three months ended September 30, 2006 was $4.9 million or $0.07 per basic and diluted share compared to a net loss for the three months ended September 30, 2005 of $2.2 million or $0.03 per basic and diluted share.

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

     - timing of product shipments, which typically occur during the last month of the quarter;

     - the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles; and

     - the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases.

Uses and Sources of Cash

     We used $3.7 million of cash from operating activities during the three months ended September 30, 2006 compared to using $2.0 million of cash during the same period of the prior year. The use of cash from operations was primarily due to operating losses in the three months ended September 30, 2006. Prior period cash usage resulted from both operating losses and changes in prepaid assets.

     We invested $0.6 million in property, plant and equipment during the three months ended September 30, 2006 compared to $0.2 million during the three months ended September 30, 2005. Capital additions during each of these periods related primarily to product development and testing equipment. We expect to continue at a similar level of capital additions during the remainder of this fiscal year.

     We have a Loan and Credit Agreement with Silicon Valley Bank. The Credit Agreement provides for a two year $10 million revolving credit line and a three year $3 million term loan. As of September 30, 2006, we had no amounts drawn under the Revolver and had drawn down the entire $3.0 million, of which $1.7 million has been repaid, under the Term Loan. Interest on all outstanding amounts under the Revolver would be payable monthly at the prime rate (8.25% at September 30, 2006) plus 0.50% per annum, and interest on all outstanding amounts under the Term Loan is payable monthly at a rate of 8.0% per annum. Based on the borrowing formula and our financial position as of September 30, 2006, $5.6 million would have been available to us under the Revolver. The Term Loan is repayable in 36 equal monthly principal and interest installments of $94,000 and the outstanding principal of the Revolver would be due on December 23, 2006, unless the Revolver was terminated earlier in accordance with its terms. We are actively negotiating to renew the Revolver, or replace it with a similar credit facility, upon expiration of the existing agreement.

     In addition, the Credit Agreement contains certain financial covenants, including required financial ratios and a minimum tangible net worth, and customary restrictive covenants concerning our operations. Given our current business, the financial covenants were adjusted down pursuant to a Waiver and Loan Modification Agreement entered into in August 2006. As of September 30, 2006, we were in compliance with these covenants.

     On August 1, 2006, we entered into an unsecured short-term note payable, to finance insurance premiums, totaling $690,000. The note payable matures on April 25, 2007 and bears interest at 6.80% with $71,000 monthly payments of principal and interest. As of September 30, 2006, the balance of this short-term note payable was $487,000.

     At September 30, 2006, we had working capital of $13.1 million and had no material commitments for capital expenditures compared to working capital of $17.4 million at June 30, 2006. We believe that existing cash balances combined with a credit facility and anticipated sales and collections will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months. However, unless and until our revenue increases and stabilizes, it is likely that we will continue to use cash from operating activities. If we continue to use cash from operating activities, we may be forced to take certain measures to continue the business, such as raising additional funds through an offering of stock at a discounted price, further employee reductions, re-capitalization or reorganization transactions at undesirable prices, incurring significant debt at above market rates, or seeking bankruptcy protection. We expect that we will report a net loss for fiscal 2007 and will continue to use cash from operating activities.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     Our contractual obligations and commercial commitments are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006. There have been no material changes to our contractual obligations and commercial commitments during the three months ended September 30, 2006.

     CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements made or incorporated by reference in this release may constitute "forward-looking statements" within the meaning of the federal securities laws. When used or incorporated by reference in this release, the words "believes," "expects," "estimates," "anticipates," and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of our forward-looking statements in this report include, but are not limited to, our pricing trends, our expected cash position, our expectations of market share and growth, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash, our recovery rights to litigation proceeds, the impact of litigation, and our trend of declining real-time service revenue. These statements are based on beliefs and assumptions of Concurrent's management, which in turn are based on currently available information. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: our ability to keep our customers satisfied; availability of video-on-demand content; delays or cancellations of customer orders; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage growth; delays in testing and introductions of new products; rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the highly competitive environment in which we operate and predatory pricing pressures; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new on-demand and real-time products; financing for working capital needs; the availability of Linux software in light of issues raised by SCO Group; the success of our relationship with Alcatel; capital spending patterns by a limited customer base; privacy concerns over data collection; and contractual obligations that could impact revenue recognition.

     Other important risk factors are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

     Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We are exposed to the impact of interest rate changes on our short-term cash investments and bank loans. Short-term cash investments are backed by U.S. government obligations, and other investments in institutions with the highest credit ratings, all of which have maturities of three months or less. These short-term investments carry a degree of interest rate risk. Bank loans include a fixed rate Term Loan with a maturity of less than two years and a variable rate Revolver, which we have never borrowed against. We believe that the impact of a 10% increase or decrease in interest rates would not be material to our investment income and interest expense from bank loans.

     We conduct business in the United States and around the world. Our most significant foreign currency transaction exposure relates to the United Kingdom, those Western European countries that use the Euro as a common currency, Australia, and Japan. We do not hedge against fluctuations in exchange rates and believe that a 10% upward or downward fluctuation in foreign currency exchange rates relative to the United States dollar would not have a material impact on future earnings, fair values, or cash flows.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not presently involved in any material litigation, but have the following matters pending:

     -    Vicor, Inc. v. Concurrent Computer Corporation, Essex Superior Court,
          ----------------------------------------------
          Massachusetts, Civil Action No. C5-1437A. This suit was filed August 18, 2005 requesting declaratory relief regarding a contractual dispute between the parties. On March 8, 2006, after briefing and arguments, the case was dismissed for resolution by arbitration. Vicor has appealed the matter and unsuccessfully moved to stay the arbitration (Case No. 32 181 Y 00738 05) that is proceeding in Florida.

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

10.21 Forbearance to Loan and Security Agreement, dated August 11, 2006, by and between Concurrent Computer Corporation and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Concurrent on August 14, 2006.

10.22 Waiver and Third Loan Modification Agreement, dated August 31, 2006 by and between Concurrent Computer Corporation and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Concurrent on August 31, 2006.

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


Date: November 3, 2006              CONCURRENT COMPUTER CORPORATION



                                    By: /s/ Gregory S. Wilson
                                       ----------------------
                                    Gregory S.Wilson
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

10.21 Forbearance to Loan and Security Agreement, dated August 11, 2006, by and between Concurrent Computer Corporation and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Concurrent on August 14, 2006.

10.22 Waiver and Third Loan Modification Agreement, dated August 31, 2006 by and between Concurrent Computer Corporation and Silicon Valley Bank, incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Concurrent on August 31, 2006.

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