Form 10-Q
period 2006-12-31
CONCURRENT COMPUTER CORP/DE
filed 2007-02-09
CIK 749038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q

 (Mark One)
           X       Quarterly Report Pursuant to Section 13 or 15(d) of
          ---
                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended December 31, 2006

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

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of February 5, 2007 was 71,651,000.

                              CONCURRENT COMPUTER CORPORATION
                                         FORM 10-Q
                    FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2006

                                     TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----

                                PART I - FINANCIAL INFORMATION
                                ------------------------------

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                                     2
            CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                                                     15
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     25
ITEM 4.   CONTROLS AND PROCEDURES                                                        25
                                  PART II - OTHER INFORMATION
                                  ---------------------------
ITEM 1.   LEGAL PROCEEDINGS                                                              25
ITEM 1A.  RISK FACTORS                                                                   25
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            26
ITEM 6.   EXHIBITS                                                                       26
          EX-10.1 AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT
          EX-31.1 SECTION 302 CERTIFICATION OF CEO
          EX-31.2 SECTION 302 CERTIFICATION OF CFO
          EX-32.1 SECTION 906 CERTIFICATION OF CEO
          EX-32.2 SECTION 906 CERTIFICATION OF CFO

PART I     FINANCIAL INFORMATION
ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               CONCURRENT COMPUTER CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                   (DOLLARS IN THOUSANDS)


                                                                   DECEMBER 31,    JUNE 30,
                                                                       2006          2006
                                                                  --------------  ----------
ASSETS
  Current assets:
  Cash and cash equivalents                                       $       8,335   $  14,423
  Accounts receivable, less allowance for doubtful accounts
    of $316 at December 31, 2006 and $380 at June 30, 2006               14,439      15,111
  Inventories - net                                                       5,617       6,164
  Prepaid expenses and other current assets                               1,857       1,578
                                                                  --------------  ----------
    Total current assets                                                 30,248      37,276
Property, plant and equipment - net                                       5,320       6,015
Intangible assets - net                                                   8,243       8,787
Goodwill                                                                 15,560      15,560
Other long-term assets - net                                                921       1,120
                                                                  --------------  ----------
    Total assets                                                  $      60,292   $  68,758
                                                                  ==============  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                           $      12,087   $  11,581
  Revolving bank line of credit                                           1,077           -
  Notes payable to bank, current portion                                      -       1,034
  Short term note payable                                                   281           -
  Deferred revenue                                                        6,700       7,277
                                                                  --------------  ----------
    Total current liabilities                                            20,145      19,892
Long-term liabilities:
  Deferred revenue                                                        1,115       1,602
  Notes payable to bank, less current portion                                 -         549
  Pension liability                                                       2,453       2,290
  Other                                                                     633         651
                                                                  --------------  ----------
    Total liabilities                                                    24,346      24,984
Commitments and contingencies (Note 12)

Stockholders' equity:
  Shares of common stock, par value $.01; 100,000,000 authorized;
    71,638,006 and 71,530,763 issued and outstanding at
    December 31, 2006 and June 30, 2006, respectively                       717         716
  Capital in excess of par value                                        189,893     189,409
  Accumulated deficit                                                  (154,183)   (145,800)
  Treasury stock, at cost; 17,253 shares and 3,971 at
    December 31, 2006 and June 30, 2006, respectively                       (30)        (13)
  Accumulated other comprehensive loss                                     (451)       (538)
                                                                  --------------  ----------
    Total stockholders' equity                                           35,946      43,774
                                                                  --------------  ----------
Total liabilities and stockholders' equity                        $      60,292   $  68,758
                                                                  ==============  ==========

      The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                               CONCURRENT COMPUTER CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                              DECEMBER 31,                DECEMBER 31,
                                           2006          2005          2006          2005
                                       ------------  ------------  ------------  ------------
Revenues:
  Product                              $    11,685   $    12,750   $    21,017   $    23,693
  Service                                    5,449         6,106        10,898        11,370
                                       ------------  ------------  ------------  ------------
    Total revenues                          17,134        18,856        31,915        35,063

Cost of sales:
  Product                                    6,998         6,084        12,186        11,452
  Service                                    2,721         2,855         5,360         5,600
                                       ------------  ------------  ------------  ------------
    Total cost of sales                      9,719         8,939        17,546        17,052
                                       ------------  ------------  ------------  ------------

Gross margin                                 7,415         9,917        14,369        18,011

Operating expenses:
  Sales and marketing                        4,133         4,234         8,446         8,362
  Research and development                   4,107         4,900         8,759         9,238
  General and administrative                 2,502         2,379         5,245         4,902
                                       ------------  ------------  ------------  ------------
    Total operating expenses                10,742        11,513        22,450        22,502
                                       ------------  ------------  ------------  ------------

Operating loss                              (3,327)       (1,596)       (8,081)       (4,491)

Interest income                                 84           105           193           219
Interest expense                              (177)          (69)         (251)         (131)
Other income (expense)                        (178)          (18)          (93)          689
                                       ------------  ------------  ------------  ------------

Loss before income taxes                    (3,598)       (1,578)       (8,232)       (3,714)

Provision (benefit) for income taxes           (67)           26           151            73
                                       ------------  ------------  ------------  ------------
Net loss                               $    (3,531)  $    (1,604)  $    (8,383)  $    (3,787)
                                       ============  ============  ============  ============
Net loss per share
    Basic                              $     (0.05)  $     (0.02)  $     (0.12)  $     (0.06)
                                       ============  ============  ============  ============
    Diluted                            $     (0.05)  $     (0.02)  $     (0.12)  $     (0.06)
                                       ============  ============  ============  ============

      The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                        CONCURRENT COMPUTER CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              (DOLLARS IN THOUSANDS)

                                                             SIX MONTHS ENDED
                                                               DECEMBER 31,
                                                            2006          2005
                                                        ------------  ------------
OPERATING ACTIVITIES
Net loss                                                $    (8,383)  $    (3,787)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                               2,744         2,404
  Share-based compensation                                      482           371
  Other non-cash expenses                                        42             9
  Changes in operating assets and liabilities:
    Accounts receivable                                         742         1,881
    Inventories                                                 412        (1,527)
    Prepaid expenses and other current assets                  (270)       (1,226)
    Other long-term assets                                      202           254
    Accounts payable and accrued expenses                       506          (313)
    Deferred revenue                                         (1,064)         (671)
    Other long-term liabilities                                 145            55
                                                        ------------  ------------
  Total adjustments to net loss                               3,941         1,237
                                                        ------------  ------------
Net cash used in operating activities                        (4,442)       (2,550)

INVESTING ACTIVITIES
  Capital expenditures                                       (1,478)         (635)
  Cash received from acquisition of Everstream                    -         1,159
                                                        ------------  ------------
Net cash used in investing activities                        (1,478)          524

FINANCING ACTIVITIES
  Proceeds from revolving bank line of credit                 1,077             -
  Repayment of note payable to bank                          (1,583)         (467)
  Proceeds from short-term note payable                         690             -
  Repayment of short term note payable                         (409)            -
  Purchase of treasury stock - net                              (19)          (34)
  Proceeds from sale and issuance of common stock                 5             1
                                                        ------------  ------------
Net cash used in financing activities                          (239)         (500)

Effect of exchange rates on cash and cash equivalents            71          (304)
                                                        ------------  ------------
Decrease in cash and cash equivalents                        (6,088)       (2,830)
Cash and cash equivalents at beginning of period             14,423        19,880
                                                        ------------  ------------
Cash and cash equivalents at end of period              $     8,335   $    17,050
                                                        ============  ============

Cash paid during the period for:
  Interest                                              $       122   $       111
                                                        ============  ============
  Income taxes (net of refunds)                         $        13   $        53
                                                        ============  ============

Non-cash investing activities:
  Shares issued in acquisition of Everstream            $         -   $    14,377
                                                        ============  ============

      The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

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

     Recently Issued Accounting Pronouncements

     In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Concurrent is currently evaluating the impact of this statement on its financial statements, but does not believe that such impact will be material. Concurrent expects to adopt SFAS No.157 on July 1, 2008, or the beginning of Concurrent's fiscal year 2009.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to:
(a) recognize in its statement of financial position an asset for a plan's over funded status or a liability for a plan's under funded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.

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

3.     BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed in accordance with SFAS No. 128, "Earnings Per Share" by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method and for contingently issuable shares, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive. Common share equivalents of 7,980,000 and 7,683,000 for the three months ended December 31, 2006 and 2005, respectively, were excluded from the calculation as their effect was antidilutive. Common share equivalents of 7,931,000 and 7,762,000 for the six months ended December 31, 2006 and 2005, respectively, were excluded from the calculation as their effect was antidilutive. Also, as discussed further in Note 4, no contingently issuable shares under Concurrent's bonus plan would have been issuable as of December 31, 2006 if this were the end of the contingency period, resulting in no additional dilution. The following table presents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                DECEMBER 31,                DECEMBER 31,
                                                             2006          2005          2006          2005
                                                         ------------  ------------  ------------  ------------
Basic and diluted earnings per share (EPS) calculation:
    Net loss                                             $    (3,531)  $    (1,604)  $    (8,383)  $    (3,787)
                                                         ============  ============  ============  ============

Basic weighted average number of shares outstanding           71,600        70,385        71,567        66,578
  Effect of dilutive securities:
    Employee stock options                                         -             -             -             -
                                                         ------------  ------------  ------------  ------------
Diluted weighted average number of shares outstanding         71,600        70,385        71,567        66,578
                                                         ============  ============  ============  ============
Basic EPS                                                $     (0.05)  $     (0.02)  $     (0.12)  $     (0.06)
                                                         ============  ============  ============  ============
Diluted EPS                                              $     (0.05)  $     (0.02)  $     (0.12)  $     (0.06)
                                                         ============  ============  ============  ============

4.     SHARE-BASED  COMPENSATION

     At December 31, 2006, Concurrent had share-based employee compensation plans which are described in Note 14 of the consolidated financial statements included in Concurrent's Annual Report on Form 10-K for the year ended June 30, 2006. Option awards are granted with an exercise price equal to the market price of Concurrent's stock at the date of grant. Concurrent recognizes stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. Concurrent recorded $310,000 and $482,000 of share-based compensation related to stock options and restricted stock in the statement of operations during the three and six months ended December 31, 2006, respectively. Concurrent recorded $218,000 and $371,000 of share-based compensation related to stock options and restricted stock in the statement of operations during the three and six months ended December 31, 2005, respectively.

     Concurrent uses the Black-Scholes valuation model to estimate the fair value of each option award on the date of grant. During the six months ended December 31, 2006, Concurrent granted 1,734,000 stock options that vest over zero to four years. The weighted-average grant-date fair value of the options granted under the stock option plans during this period was $1.05. The weighted-average assumptions used were: expected dividend yield of 0.0%; risk-free interest rate of 4.6%; expected life of 6 years; and an expected volatility of 91.5%.

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

     Based on historical experience of option pre-vesting cancellations, Concurrent has assumed an annualized forfeiture rate of 10.0% for unvested options during the six months ended December 31, 2006. Under the true-up provisions of SFAS 123R, Concurrent will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

     A summary of option activity under the plans as of December 31, 2006, and changes during the six months then ended is presented below:

                                                                       WEIGHTED-
                                                          WEIGHTED-     AVERAGE
                                                           AVERAGE     REMAINING   AGGREGATE
                                                           EXERCISE   CONTRACTUAL  INTRINSIC
                 OPTIONS                       SHARES       PRICE        TERM        VALUE
-------------------------------------------  -----------  ----------  -----------  ----------
Outstanding as of July 1, 2006                6,127,624   $     4.78
Granted                                       1,734,442         1.36
Exercised                                       (12,497)        0.37
Forfeited or expired                         (1,190,837)        2.71
                                             -----------  ----------
Outstanding as of December 31, 2006           6,658,732   $     4.27         6.21  $  912,000
                                             ===========  ==========  ===========  ==========
Vested and exercisable at December 31, 2006   4,861,706   $     5.32         5.08  $  163,000
                                             ===========  ==========  ===========  ==========

     Total compensation cost of options granted but not yet vested as of December 31, 2006, including estimated forfeitures, is $1,605,000, which is expected to be recognized over the remaining requisite service period of approximately 3.5 years, on a weighted average basis.

     Concurrent has historically provided annual cash bonuses to certain of its employees under its Annual Incentive Plan ("AIP"). In accordance with the terms of the AIP, the amount that is ultimately paid in bonuses is determined based on company and individual performance relative to pre-established performance targets. AIP targets are typically established in the first few months of each fiscal year, and any bonuses earned have historically been paid fully in cash the first or second month following the end of the fiscal year. For fiscal 2007 Concurrent's compensation committee decided that any fiscal 2007 bonus would consist of Concurrent stock and, in some cases, cash. During the quarter ending December 31, 2006, Concurrent issued approximately 468,000 shares of restricted stock of which some or all may be used to settle AIP bonuses. In accordance with the terms of the fiscal 2007 AIP, the number of shares of Concurrent stock to be paid in settlement of these bonuses in July 2007 is determined based on the actual AIP bonus earned as well as the fair market value of Concurrent stock
on June 30, 2007.    Once the final AIP bonus amount is determined, any
shortfall between the final AIP bonus amount for an individual employee and the fair market value of the shares of Concurrent stock at the date the bonus is settled will be paid in cash. In no event will an individual employee receive shares of Concurrent stock that have an aggregate fair market value on the date of settlement in excess of that individual employee's final AIP bonus amount. Due to the unknown settlement structure of this bonus program and the fact that the value of the eligible employees' final bonus will not be positively or negatively affected by a change in Concurrent's stock price, Concurrent, as in prior fiscal years, is accounting for its fiscal 2007 AIP as a liability plan. The liability is based on the aggregate payment amount that Concurrent believes is probable for fiscal 2007 based on expected performance relative to established targets. As of December 31, 2006, Concurrent believes it is probable that the aggregate fiscal 2007 AIP bonus payment will be $600,000, which is being recognized as compensation expense rateably over the one-year service period ending June 30, 2007. As of December 31, 2006, approximately $300,000 of this amount has been accrued and is presented within accounts payable and accrued expenses in the condensed consolidated balance sheet. Upon settlement of the fiscal 2007 AIP bonus, the portion of the recorded bonus accrual settled with issuance of Concurrent stock will be reclassified to stockholders' equity at June 30, 2007. In accordance with SFAS 128, none of the contingently issuable shares under this plan would have been issuable as of December 31, 2006, were this the end of the contingency period.

     In addition to the foregoing, during the six months ended December 31, 2006, Concurrent granted 51,000 shares of restricted stock to certain employees that will vest over a two year period. A summary of the status of Concurrent's total non-vested shares as of December 31, 2006, and changes during the six months ended December 31, 2006, is presented below:

                                                  WEIGHTED
                                                   AVERAGE
                                                 GRANT-DATE
            NON-VESTED SHARES          SHARES    FAIR-VALUE
     -------------------------------  ---------  -----------
     Non-vested at July 1, 2006        714,656   $      1.93
     Granted                            51,098          1.54
     Vested                            (93,246)         1.87
     Forfeited                        (216,933)         1.85
                                      ---------  -----------
     Non-vested at December 31, 2006   455,575   $      1.94
                                      =========  ===========

     Total compensation cost of restricted stock awards issued, but not yet vested as of December 31, 2006 is $524,000, which is expected to be recognized over the weighted average period of 1.2 years.

5.     INVENTORIES

     Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method. The components of inventories are as follows (in thousands):

                      DECEMBER 31,   JUNE 30,
                          2006         2006
                      -------------  ---------
     Raw materials    $       3,830  $   4,405
     Work-in-process          1,240        852
     Finished goods             547        907
                      -------------  ---------
                      $       5,617  $   6,164
                      =============  =========

     At December 31, 2006 and June 30, 2006, some portion of Concurrent's inventory was in excess of the current requirements based upon the planned level of sales for future years. Accordingly, Concurrent has reduced its gross raw materials inventory by $1.7 million at December 31, 2006 and $1.6 million at June 30, 2006 to its estimated net realizable value.

6.     GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill was $15,560,000 as of both December 31, 2006 and June 30, 2006. Concurrent does not measure assets on a segment basis, and therefore, does not allocate goodwill on a segment basis. In accordance with SFAS 142, Concurrent tests goodwill and trademark for impairment, at least annually. Concurrent's annual goodwill and trademark impairment testing date is July 1.

     Other intangible assets as of December 31, 2006 and June 30, 2006 consisted of the following (in thousands):

                                        DECEMBER 31,    JUNE 30,
                                            2006          2006
                                       --------------  ----------
     Cost of amortizable intangibles:
       Purchased technology            $       7,700   $   7,700
       Customer relationships                  1,900       1,900
                                       --------------  ----------
       Total cost of intangibles               9,600       9,600
     Less accumulated amortization:
       Purchased technology                   (2,247)     (1,789)
       Customer relationships                   (210)       (124)
                                       --------------  ----------
       Total accumulated amortization         (2,457)     (1,913)
     Trademark                                 1,100       1,100
                                       --------------  ----------
       Total intangible assets, net    $       8,243   $   8,787
                                       ==============  ==========

     Amortization expense for the six months ended December 31, 2006 and 2005 was $544,000 and $293,000, respectively.

7.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The components of accounts payable and accrued expenses are as follows (in thousands):

                                           DECEMBER 31,   JUNE 30,
                                               2006         2006
                                           -------------  ---------
     Accounts payable, trade               $       5,381  $   5,400
     Accrued payroll, vacation, severance
       and other employee expenses                 4,195      4,015
     Warranty accrual                                368        376
     Other accrued expenses                        2,143      1,790
                                           -------------  ---------
                                           $      12,087  $  11,581
                                           =============  =========

     Concurrent's estimate of warranty obligations is based on historical experience and expectation of future conditions. The changes in the warranty accrual during the six months ended December 31, 2006 were as follows (in thousands):

     Balance at June 30, 2006            $376
     Charged to costs and expenses, net    88
     Deductions                           (96)
                                         -----
     Balance at December 31, 2006        $368
                                         =====

8.     COMPREHENSIVE  LOSS

     Concurrent's total comprehensive loss is as follows (in thousands):

                                                      THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         DECEMBER 31,               DECEMBER 31,
                                                     2006          2005          2006          2005
                                                 ------------  ------------  ------------  ------------
     Net loss                                    $    (3,531)  $    (1,604)  $    (8,383)  $    (3,787)

     Other comprehensive gain (loss):
       Foreign currency translation gain (loss)          140          (318)           88          (346)
                                                 ------------  ------------  ------------  ------------

     Total comprehensive loss                    $    (3,391)  $    (1,922)  $    (8,295)  $    (4,133)
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

     The following summarizes the revenues by geographic locations for the three and six months ended December 31, 2006 (in thousands):

                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                           DECEMBER 31,              DECEMBER 31,
                                        2006         2005         2006         2005
                                     -----------  -----------  -----------  -----------
     North America                   $    12,039  $    15,047  $    22,452  $    24,470

       Japan                               1,534          829        3,362        2,125
       Other Asia Pacific countries          472          809          925        1,455
                                     -----------  -----------  -----------  -----------
     Asia Pacific                          2,006        1,638        4,287        3,580

     Europe                                3,089        2,171        5,176        7,013
                                     -----------  -----------  -----------  -----------

         Total revenue               $    17,134  $    18,856  $    31,915  $    35,063
                                     ===========  ===========  ===========  ===========

     In addition, the following summarizes revenues by significant customer where such revenue equaled or exceeded 10% of total revenues for any one of the indicated periods:

                    THREE MONTHS ENDED     SIX MONTHS ENDED
                       DECEMBER 31,           DECEMBER 31,
                    2006        2005       2006       2005
                 ----------  ----------  ---------  ---------
     Customer A         10%         12%         14%       11%
     Customer B         10%        <10%        <10%      <10%
     Customer C         10%        <10%        <10%      <10%
     Customer D        <10%         21%        <10%       15%
     Customer E        <10%         15%        <10%       13%

     Concurrent assesses credit risk through ongoing credit evaluations of customers' financial condition and collateral is generally not required. At December 31, 2006, one customer accounted for $1,672,000 or 11% of trade receivables. At June 30, 2006, one customer accounted for $3,642,000 or 24% of trade receivables and a second customer accounted for $2,683,000 or 17% of trade receivables. No other customers accounted for 10% or more of trade receivables as of December 31, 2006 or June 30, 2006.

     Concurrent sometimes purchases product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms. For the three months ended December 31, 2006, purchases from each of two suppliers were equal to, or in excess of 10% of Concurrent's total purchases.

These two suppliers accounted for 38% and 11% of Concurrent's purchases during the three months ended December 31, 2006. Also, for the three months ended December 31, 2005, purchases from two suppliers were equal to, or in excess of, 10% of Concurrent's total purchases. These two suppliers accounted for 29% and 22% of Concurrent's purchases during the three months ended December 31, 2005. For the six months ended December 31, 2006, purchases from two suppliers were in excess of 10% of Concurrent's total purchases. These two suppliers accounted for 25% and 17% of Concurrent's purchases during the six months ended December 31, 2006. Also, for the six months ended December 31, 2005, purchases from two suppliers were in excess of 10% of Concurrent's total purchases. These two suppliers accounted for 23% and 21% of Concurrent's purchases during the six months ended December 31, 2005.

10.     TERM LOAN, REVOLVING CREDIT FACILITY, AND SHORT-TERM NOTE PAYABLE

     On December 22, 2006, Concurrent entered into an Amended and Restated Loan and Security Agreement (the "Credit Agreement") with Silicon Valley Bank (the "Bank"). The Credit Agreement amends and restates Concurrent's then existing outstanding credit facilities with the Bank, and provides for a $10,000,000 revolving credit line (the "Revolver") with a borrowing base dependent upon Concurrent's outstanding accounts receivable. The Credit Agreement requires Concurrent to pay minimum monthly interest payments of $10,000, regardless of whether any amounts have been advanced under the Revolver. The interest amount will be based upon the amount advanced and the rate varies based upon Concurrent's accounts receivable and the amount of cash in excess of debt. The Credit Agreement also has an early termination fee equal to 100% of the remaining minimum monthly interest payments. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility. The Credit Agreement expires on December 22, 2007 unless Concurrent obtains subsequent equity financing in excess of $10,000,000, in which case it will expire on December 22, 2008. Concurrent used a portion of the Revolver to repay its existing term loan as of the date of the Credit Agreement. Based on the borrowing formula and Concurrent's financial position as of December 31, 2006, $6,100,000 was available to Concurrent under the Revolver.
As of December 31, 2006, Concurrent had drawn only the $1,077,000 under the Revolver that was used to repay the previous term loan, resulting in approximately $5,000,000 of remaining available funds under the Revolver. Balances under the previous term loan and existing Revolver are as follows (in thousands):

                                              DECEMBER 31,    JUNE 30,
                                                  2006          2006
                                              -------------  ----------
     Revolving bank line of credit            $       1,077  $       -
     Current portion of note payable to bank              -      1,034
                                              -------------  ----------
        Total current bank debt                       1,077      1,034

     Note payable to bank                                 -      1,583
     Less current portion                                 -     (1,034)
                                              -------------  ----------
          Total long-term bank debt                       -        549
                                              -------------  ----------
     Total bank debt                          $       1,077      1,583
                                              =============  ==========

     Interest on any outstanding amounts under the Revolver would be payable monthly at the prime rate (8.25% at December 31, 2006) plus 0.50% per annum.

     In addition, the Credit Agreement contains certain financial covenants, including a required adjusted quick ratio (the ratio of certain highly liquid assets to current liabilities (less the current portion of deferred revenue)) of at least 1.25 to 1.00 and a minimum tangible net worth of at least $10,000,000 as of December 31, 2006, and at least $8,000,000 at all times thereafter. The Credit Agreement also contains customary restrictive covenants concerning Concurrent's operations. As of December 31, 2006, Concurrent's adjusted quick ratio was 1.69 to 1.00 and its tangible net worth (defined as total assets (less goodwill and other intangibles) minus total liabilities) was approximately $12,100,000. Concurrent was in compliance with all applicable covenants at December 31, 2006.

11.     RETIREMENT PLANS

     The following table provides a detail of the components of net periodic benefit cost for the three and six months ended December 31, 2006 and 2005 (in thousands):

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                             DECEMBER 31,              DECEMBER 31,
                                          2006         2005         2006         2005
                                       -----------  -----------  -----------  -----------
     Service cost                      $        8   $        7   $       16   $       14
     Interest cost                             57           47          113           94
     Expected return on plan assets           (22)         (15)         (44)         (30)
     Amortization of unrecognized net
       transition obligation                    8            8           16           16
                                       -----------  -----------  -----------  -----------
     Net periodic benefit cost         $       51   $       47   $      101   $       94
                                       ===========  ===========  ===========  ===========

     Concurrent contributed $18,000 and $34,000 to its German subsidiary's defined benefit plan during the three and six months ended December 31, 2006, respectively, and expects to make similar contributions during the remaining quarters of fiscal 2007. Concurrent contributed $17,000 and $34,000 to its German subsidiary's defined benefit plan during the three and six months ended December 31, 2005, respectively.

     Concurrent maintains a retirement savings plan, available to U.S. employees, which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. During the three months ended December 31, 2006 and 2005, Concurrent contributed $70,000 and $149,000 to this plan, respectively. During the six months ended December 31, 2006 and 2005, Concurrent contributed $154,000 and $329,000 to this plan, respectively.

     Concurrent also maintains a defined contribution plan ("Stakeholder Plan") for its U.K. based employees. Concurrent has agreements with certain of its U.K. based employees to make supplementary contributions to the Stakeholder Plan over the next three years, contingent upon their continued employment with Concurrent. During the three months ended December 31, 2006 and 2005, Concurrent contributed $149,000 and $54,000 to the Stakeholder Plan, respectively. During the six months ended December 31, 2006 and 2005, Concurrent contributed $336,000 and $161,000 to this plan, respectively.

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

     Pursuant to the terms of the employment agreements with the executive officers of Concurrent, employment may be terminated by either Concurrent or the respective executive officer at any time. In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end. In the event an agreement is terminated directly by Concurrent without cause or in certain circumstances constructively by Concurrent, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect. At December 31, 2006, the maximum contingent liability under these agreements is approximately $1.7 million. Concurrent's employment agreements with certain of its officers contain certain offset provisions, as defined in their respective agreements.

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

OVERVIEW

     During the six months ended December 31, 2006, we used $4.4 million in cash and cash equivalents from operations, and ended the period with $8.3 million in cash and cash equivalents. The use of cash from operations during the six months ended December 31, 2006 was due primarily to operating losses during the six months ended December 31, 2006. In addition, we had the ability to draw up to an additional $5.0 million under our revolving line of credit at December 31, 2006. Based on information currently available, we believe that existing cash balances combined with availability under our revolving line of credit and anticipated sales and collections will be sufficient to meet our anticipated liquidity requirements for the next twelve months. However, we are subject to various financial covenants under our credit agreement, including a requirement that we maintain a tangible net worth (defined as total assets (less goodwill and other intangibles) minus total liabilities) of at least $8 million. As of December 31, 2006, our tangible net worth was $12.1 million. If our tangible net worth drops below $8 million, we will be in default under our credit agreement. If we violate the covenant discussed above, and our lender is unwilling to grant forbearance, waivers or amendments, our lender could accelerate the maturity of amounts then outstanding under the credit agreement and we would not be able to borrow under the credit agreement, which would have a material adverse effect on our liquidity position.

     We expect that we will report a net loss for fiscal 2007 and will continue to use cash from operating activities during the third quarter. However, we believe we are executing on our business plan and expense reduction initiatives to achieve profitability in the medium term. In addition, we are currently reviewing all of our strategic options, which may include raising additional funds through an offering of stock at a discounted price, further reducing employee headcount and continuing the business on a more limited scale, and securing additional financing. We may not be able to successfully execute on our business plans to achieve profitability or execute on other strategic alternatives, which could result in a continuing deterioration of our liquidity position. Further deterioration of our liquidity position could result in our being required to restructure our existing obligations and/or take actions including, without limitation, seeking bankruptcy protection. See further discussions in the "Liquidity and Capital Resources" section of this document.

     During the six months ended December 31, 2006, we took steps to reduce our operating expenses and our costs of goods and services by terminating approximately 7% of our employees in July 2006, and terminating an additional 2% by December 31, 2006. We will continue to review and realign our cost structure as needed and this may include investing resources in other key strategic areas. During the six months ended December 31, 2006, we decreased worldwide headcount by approximately 14% through terminations and employee attrition.

     Our on-demand business has experienced pricing pressure due to the entrance of small competitors, a number of which have been recently acquired by substantially larger companies. The on-demand market has a limited number of customers, a number of well-financed competitors, and requires significant research and development expenditures. As a result, competition is significant within the on-demand business. Our business plan assumes greater demand from our customers that we believe could materialize in calendar year 2007. In addition, we believe we are better positioned with new products than in previous periods. Further, our Everstream subsidiary is continuing to gain subscribers and introduce new and innovative software products that address the traditional on-demand market as well as new markets such as satellite, audience measurement, targeted advertising, and IPTV. We cannot assure the success of any of these initiatives.

     In addition, a recent trend in the real-time market is the reallocation of government spending away from some of our traditional real-time projects to other initiatives. This redeployment of resources has resulted in a number of opportunities being delayed and, in some cases, terminated.

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

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       DECEMBER 31,              DECEMBER 31,
                                                    2006         2005         2006         2005
                                                 -----------  -----------  -----------  -----------
Revenues:
  Product                                              68.2%        67.6%        65.9%        67.6%
  Service                                              31.8         32.4         34.1         32.4
                                                 -----------  -----------  -----------  -----------
    Total revenues                                    100.0        100.0        100.0        100.0

Cost of sales (% of respective sales category):
  Product                                              59.9         47.7         58.0         48.3
  Service                                              49.9         46.8         49.2         49.3
                                                 -----------  -----------  -----------  -----------
    Total cost of sales                                56.7         47.4         55.0         48.6

Gross margin                                           43.3         52.6         45.0         51.4

Operating expenses:
  Sales and marketing                                  24.1         22.5         26.5         23.9
  Research and development                             24.0         26.0         27.4         26.3
  General and administrative                           14.6         12.6         16.4         14.0
                                                 -----------  -----------  -----------  -----------
    Total operating expenses                           62.7         61.1         70.3         64.2
                                                 -----------  -----------  -----------  -----------
Operating loss                                        (19.4)        (8.5)       (25.3)       (12.8)
Interest income (expense) - net                        (0.6)         0.2         (0.2)         0.3
Other income (expense) - net                           (1.0)        (0.1)        (0.3)         1.9
                                                 -----------  -----------  -----------  -----------
Loss before income taxes                              (21.0)        (8.4)       (25.8)       (10.6)
Provision (benefit) for income taxes                   (0.4)         0.1          0.5          0.2
                                                 -----------  -----------  -----------  -----------
Net loss                                             (20.6)%       (8.5)%      (26.3)%      (10.8)%
                                                 ===========  ===========  ===========  ===========

                              RESULTS OF OPERATIONS

THE THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2005

                                         THREE MONTHS ENDED
                                             DECEMBER 31,
                                       ------------------------
                                                                      $           %
         (DOLLARS IN THOUSANDS)           2006         2005        CHANGE       CHANGE
                                       -----------  -----------  -----------  ----------
Product revenues                       $   11,685   $   12,750   $   (1,065)      (8.4%)
Service revenues                            5,449        6,106         (657)     (10.8%)
                                       -----------  -----------  -----------  ----------
    Total revenues                         17,134       18,856       (1,722)      (9.1%)

Product cost of sales                       6,998        6,084          914        15.0%
Service cost of sales                       2,721        2,855         (134)      (4.7%)
                                       -----------  -----------  -----------  ----------
    Total cost of sales                     9,719        8,939          780         8.7%
                                       -----------  -----------  -----------  ----------

Product gross margin                        4,687        6,666       (1,979)     (29.7%)
Service gross margin                        2,728        3,251         (523)     (16.1%)
                                       -----------  -----------  -----------  ----------
    Total gross margin                      7,415        9,917       (2,502)     (25.2%)

Operating expenses:
  Sales and marketing                       4,133        4,234         (101)      (2.4%)
  Research and development                  4,107        4,900         (793)     (16.2%)
  General and administrative                2,502        2,379          123         5.2%
                                       -----------  -----------  -----------  ----------
    Total operating expenses               10,742       11,513         (771)      (6.7%)
                                       -----------  -----------  -----------  ----------

Operating loss                             (3,327)      (1,596)      (1,731)      108.5%

Interest income (expense) - net               (93)          36         (129)          NM  (1)
Other expense - net                          (178)         (18)        (160)      888.9%
                                       -----------  -----------  -----------  ----------
Loss before income taxes                   (3,598)      (1,578)      (2,020)      128.0%

Provision (benefit) for income taxes          (67)          26          (93)          NM  (1)
                                       -----------  -----------  -----------  ----------
Net loss                               $   (3,531)  $   (1,604)  $   (1,927)      120.1%
                                       ===========  ===========  ===========  ==========

     (1)  NM  denotes  percentage  is  not  meaningful

     Product Sales. Total product sales for the three months ended December 31, 2006 were $11.7 million, a decrease of approximately $1.1 million, or 8.4%, from $12.8 million for the three months ended December 31, 2005. The decrease in product sales resulted from the $2.9 million, or 44.1%, decrease in real-time product sales to $3.7 million in the three months ended December 31, 2006 from $6.6 million in the three months ended December 31, 2005. This decrease was due to significantly lower sales of our first-generation Aegis products to Lockheed-Martin.

     Partially offsetting the decrease in real-time product sales, on-demand product sales increased approximately $1.8 million, or 29.6%, to $8.0 million in the three months ended December 31, 2006 from $6.2 million in the three months ended December 31, 2005. The increase in on-demand product revenue resulted from a $1.0 million increase in North American sales, most of which was generated by an increase in revenue from on-demand system and storage expansion, some of which included our newest MediaHawk 4500 on-demand system. Additionally, on-demand system expansions in Europe resulted in an additional $0.9 million of on-demand product sales during the three months ended December 31, 2006, compared to the same period in the prior year. Fluctuation in on-demand revenue is often due to the fact that we have a small base of large customers making periodic large purchases that account for a significant percentage of revenue.

     Service Revenue. Total service revenue for the three months ended December 31, 2006 was $5.4 million, a decrease of approximately $0.7 million, or 10.8%, from $6.1 million for the three months ended December 31, 2005. The decrease in service revenue was almost entirely due to a decrease in service revenue associated with on-demand products of $0.7 million, or 18.2%, due mainly to prior year recognition of past-due maintenance revenue primarily related to on-demand data collection and reporting software.

     Service revenue related to real-time products remained flat during the three months ended December 31, 2006, compared to the same period of the prior year. However, we expect service revenue associated with real-time products to resume its declining trend, primarily due to the expiration of maintenance contracts as legacy machines are removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue. We expect this trend of declining service for real-time products to continue into the foreseeable future.

     Product Gross Margin. Product gross margin was $4.7 million for the three months ended December 31, 2006, a decrease of approximately $2.0 million, or 29.7%, from $6.7 million for the three months ended December 31, 2005. Product gross margin as a percentage of product revenue decreased to 40.1% in the three months ended December 31, 2006 from 52.3% in the three months ended December 31, 2005. Product gross margins, as a percentage of product revenue, decreased primarily due to a favorable real-time product mix during the prior year quarter. Product margins during the three months ended December 31, 2005 were generated by higher margin real-time hardware and software sales of first generation Aegis products with gross margins that were not offset in the current year period by sales of second generation Aegis software. In addition, our margins have been adversely affected by on-demand product pricing pressure. Continued on-demand product pricing pressure may further impact product gross margins in the future.

     Service Gross Margin. The gross margin on service revenue decreased approximately $0.5 million, or 16.1%, to $2.7 million, or 50.1% of service revenue in the three months ended December 31, 2006 from $3.2 million, or 53.2% of service revenue in the three months ended December 31, 2005. The decrease in service margins was primarily due to prior year recognition of past-due maintenance revenues generated by support service revenue for on-demand data collection and reporting tools. We expect to maintain similar service margins as we continue to scale down the infrastructure necessary to fulfill declining real-time product related contractual obligations.

     Partially offsetting the impact of lower service revenue on service gross margins, service cost of sales decreased $0.1 million, or 4.7%, during the three months ended December 31, 2006, compared to the same period in the prior year. During the three months ended December 31, 2006 we incurred an additional $0.1 million in severance expense, as we have scaled down the infrastructure necessary to fulfill declining real-time product related contractual obligations. This incremental severance expense was more than offset by a $0.2 million savings in salaries, benefits and other employee related costs during the three months ended December 31, 2006, compared to the same period in the prior year.

     Sales and Marketing. Sales and marketing expenses decreased approximately $0.1 million, or 2.4% to $4.1 million in the three months ended December 31, 2006 from $4.2 million in the three months ended December 31, 2005. Decreasing sales and marketing expenses were primarily attributable to the $0.2 million reduction in salaries, benefits and other employee related costs during the three months ended December 31, 2006, compared to the same period in the prior year, resulting from the termination of a part of our sales and marketing workforce during the previous quarter, in an effort to reduce operating expenses. Partially offsetting these cost savings, during the three months ended December 31, 2006 we incurred an additional $0.1 million in depreciation expense related to our new MediaHawk 4500 on-demand systems that are being used as demonstration systems for customers.

     Research and Development. Research and development expenses decreased approximately $0.8 million, or 16.2% to approximately $4.1 million in the three months ended December 31, 2006 from $4.9 million in the three months ended December 31, 2005. Decreasing research and development expenses were primarily attributable to the $0.8 million reduction in salaries, benefits and other employee related costs during the three months ended December 31, 2006, compared to the same period in the prior year, resulting from the termination of a part of our development and engineering workforce during the previous quarter, in an effort to reduce operating expenses.

     General and Administrative. General and administrative expenses increased $0.1 million, or 5.2% to $2.5 million in the three months ended December 31, 2006 from $2.4 million in the three months ended

December 31, 2005. This increase is primarily due to additional stock option expense and legal fees recorded during the three months ended December 31, 2006, compared to the same period of the prior year.

     Interest and other expense. During the three months ended December 31, 2006, we recorded $0.1 million of other expense for withholding taxes due on intercompany interest earned over the past several years by one of our wholly owned subsidiaries. In addition, we also recorded $0.1 million of interest expense during the three months ended December 31, 2006 for accrual of interest on past due withholding tax payments.

     Provision for Income Taxes. We recorded an income tax benefit for our domestic and foreign subsidiaries of $0.1 million in the three months ended December 31, 2006. Income tax benefit recorded during the three months ended December 31, 2006 was primarily attributable to partial reversal of income tax provision recorded in the prior quarter of the same fiscal year by one of our foreign locations that has no remaining net operating loss carryforwards. We recorded income tax expense of $26,000 for our domestic and foreign subsidiaries in the three months ended December 31, 2005. The provision recorded for the three months ended December 31, 2005 was primarily attributable to income earned in foreign locations that cannot be offset by net operating loss carryforwards.

     Net Loss. The net loss for the three months ended December 31, 2006 was $3.5 million or $0.05 per basic and diluted share compared to a net loss for the three months ended December 31, 2005 of $1.6 million or $0.02 per basic and diluted share.

THE SIX MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2005

                                     SIX MONTHS ENDED
                                        DECEMBER 31,          $           %
(DOLLARS IN THOUSANDS)               2006        2005       CHANGE     CHANGE
                                  ----------  ----------  ----------  ---------
Product revenues                  $  21,017   $  23,693   $  (2,676)    (11.3%)
Service revenues                     10,898      11,370        (472)     (4.2%)
                                  ----------  ----------  ----------  ---------
    Total revenues                   31,915      35,063      (3,148)     (9.0%)

Product cost of sales                12,186      11,452         734        6.4%
Service cost of sales                 5,360       5,600        (240)     (4.3%)
                                  ----------  ----------  ----------  ---------
    Total cost of sales              17,546      17,052         494        2.9%
                                  ----------  ----------  ----------  ---------
Product gross margin                  8,831      12,241      (3,410)    (27.9%)
Service gross margin                  5,538       5,770        (232)     (4.0%)
                                  ----------  ----------  ----------  ---------
    Total gross margin               14,369      18,011      (3,642)    (20.2%)

Operating expenses:
  Sales and marketing                 8,446       8,362          84        1.0%
  Research and development            8,759       9,238        (479)     (5.2%)
  General and administrative          5,245       4,902         343        7.0%
                                  ----------  ----------  ----------  ---------
    Total operating expenses         22,450      22,502         (52)     (0.2%)
                                  ----------  ----------  ----------  ---------

Operating loss                       (8,081)     (4,491)     (3,590)      79.9%

Interest income (expense) - net         (58)         88        (146)          NM (1)
Other income (expense) - net            (93)        689        (782)          NM (1)
                                  ----------  ----------  ----------  ---------

Loss before income taxes             (8,232)     (3,714)     (4,518)     121.6%

Provision for income taxes              151          73          78      106.8%
                                  ----------  ----------  ----------  ---------

Net loss                          $  (8,383)  $  (3,787)  $  (4,596)     121.4%
                                  ==========  ==========  ==========  =========

     (1) NM denotes percentage is not meaningful

     Product Sales. Total product sales in the six months ended December 31, 2006 were $21.0 million, a decrease of approximately $2.7 million, or 11.3%, from $23.7 million in the six months ended December 31, 2005. The decrease in product sales resulted from the $4.9 million, or 38.1%, decrease in real-time product sales to $7.9 million in the six months ended December 31, 2006 from $12.8 million in the six months ended December 31, 2005. This decrease was due to significantly lower sales of our first-generation Aegis products to Lockheed-Martin.

     Partially offsetting the decrease in real-time product sales, on-demand product sales increased approximately $2.2 million, or 20.1%, to $13.1 million in the six months ended December 31, 2006 from $10.9 million in the six months ended December 31, 2005. The increase in on-demand product revenue was driven by a $3.0 million increase in North American sales, most of which was generated by an increase in revenue from on-demand system and storage expansion, some of which included our newest MediaHawk 4500 on-demand system. Additionally, revenue from our on-demand data collection and reporting software increased North American revenue by approximately $1.0 million during the six months ended December 31, 2006, compared to the same period in the prior year. Partially offsetting the increase in North American on-demand product revenue, European on-demand product revenue during the six months ended December 31, 2006 decreased $0.8 million, compared to the six months ended December 31, 2005. The decrease in European on-demand product revenue resulted from significant initial site deployments of on-demand systems in the prior fiscal year. During the six months ended December 31, 2006, European on-demand product revenue was driven by expansions of existing sites, which generated less sales volume than initial deployments. Fluctuation in on-demand revenue is often due to the fact that we have a small base of large customers making periodic large purchases that account for a significant percentage of revenue.

     Service Revenue. Total service revenue for the six months ended December 31, 2006 was $10.9 million, a decrease of approximately $0.5 million, or 4.2%, from $11.4 million for the six months ended December 31, 2005. Service revenue associated with on-demand products decreased $0.3 million, or 5.0%, due to prior year recognition of past-due maintenance revenue primarily related to on-demand data collection and reporting software.

     Service revenue related to real-time products decreased by $0.2 million, or 3.1%, during the six months ended December 31, 2006, compared to the same period in the prior year. Service revenue associated with real-time products continued to decline primarily due to the expiration of maintenance contracts as legacy machines were removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue. We expect this trend of declining service for real-time products to continue into the foreseeable future.

     Product Gross Margin. Product gross margin was $8.8 million for the six months ended December 31, 2006, a decrease of approximately $3.4 million, or 27.9%, from $12.2 million for the six months ended December 31, 2005. Product gross margin as a percentage of product revenue decreased to 42.0% in the six months ended December 31, 2006 from 51.7% in the six months ended December 31, 2005. Product gross margins, as a percentage of product revenue, decreased primarily due to a favorable real-time product mix during the prior year period. Product margins during the six months ended December 31, 2005 were generated by higher margin real-time hardware and software sales of first generation Aegis products with gross margins that were not offset in the current year period by sales of second generation Aegis software. In addition, our margins have been adversely affected by on-demand product pricing pressure. Also, our margins were further impacted by an additional $0.2 million of amortization expense incurred during the six months ended December 31, 2006 related to acquired Everstream technology.

     Service Gross Margin. The gross margin on service revenue decreased approximately $0.2 million, or 4.0%, to approximately $5.5 million, or 50.8% of service revenue in the six months ended December 31, 2006 from approximately $5.8 million, or 50.7% of service revenue in the six months ended December 31, 2005. The decrease in service margins was primarily due to recognition of prior year past-due maintenance revenues generated by support service revenue for on-demand data collection and reporting tools. We expect to maintain similar service margins as we continue to scale down the infrastructure necessary to fulfill declining real-time product related contractual obligations.

     Partially offsetting the impact of lower service revenue on service gross margins, service cost of sales decreased $0.2 million, or 4.3%, during the six months ended December 31, 2006, compared to the same period in the prior year. During the six months ended December 31, 2006 we incurred an additional $0.3 million in severance expense, as we have scaled down the infrastructure necessary to fulfill declining real-time product related contractual obligations. This incremental severance expense was more than offset by a $0.4 million savings in salaries, benefits and other employee related costs during the six months ended December 31, 2006, compared to the same period in the prior year.

     Sales and Marketing. Sales and marketing expenses remained flat at $8.4 million for both the six months ended December 31, 2006 and 2005, respectively. We incurred $0.4 million less in salaries, benefits and other employee related costs during the six months ended December 31, 2006, compared to the same period in the prior year, resulting from the termination of a part of our sales and marketing workforce during the beginning of our fiscal year 2007, in an effort to reduce operating expenses. Offsetting these cost savings, we incurred an additional $0.3 million in severance as a result of these terminations, compared to the same period of the prior year. We also incurred an additional $0.1 million in depreciation expense related to our new MediaHawk 4500 on-demand systems that are being used as demonstration systems for customers during the six months ended December 31, 2006, compared to the same period of the prior year.

     Research and Development. Research and development expenses decreased approximately $0.5 million, or 5.2% to approximately $8.8 million in the six months ended December 31, 2006 from approximately $9.2 million in the six months ended December 31, 2005. Decreasing research and development expenses were primarily attributable to the $0.7 million reduction in salaries, benefits and other employee related costs during the six months ended December 31, 2006, compared to the same period in the prior year, resulting from the termination of a part of our development and engineering workforce during the beginning of our fiscal year 2007
in an effort to reduce operating expenses.    Partially offsetting these cost
savings, we incurred an additional $0.1 million in severance as a result of these terminations, compared to the same period of the prior year.

     General and Administrative. General and administrative expenses increased $0.3 million, or 7.0% to $5.2 million in the six months ended December 31, 2006 from $4.9 million in the six months ended December 31, 2005. During the six months ended December 31, 2006, our chief operating officer was terminated and, pursuant to his employment agreement, the chief operating officer will receive one year of severance equal to the value of his salary and benefits. This action resulted in approximately $0.4 million of additional severance expense during the six months ended December 31, 2006. Partially offsetting this severance charge, during the six months ended December 31, 2006 we reversed approximately $0.1 million of bad debt provision, previously reserved for customer accounts collected during the current fiscal year.

     Other income(expense) and interest expense. During the six months ended December 31, 2006, we recorded $0.1 million of other expense for withholding taxes due on intercompany interest earned over the past several years by one of our wholly owned subsidiaries. In addition, we also recorded $0.1 million of interest expense during the six months ended December 31, 2006 for accrual of interest on past due withholding tax payments.

     During the six months ended December 31, 2005, we received a $0.7 million refund from the Australian Tax Authority. This refund related to previous withholding tax payments, over many years, on intercompany charges with our Australian subsidiary. These charges and the related withholding tax refund are unrelated to the withholding tax accrued during the six months ended December 31, 2006. Expense associated with previous payments was originally recorded to "other expense" within our Consolidated Statement of Operations; therefore, we have recorded the refund to "other income" within our Consolidated Statement of Operations.

     Provision for Income Taxes. We recorded income tax expense for our domestic and foreign subsidiaries of $0.2 million in the six months ended December 31, 2006. We recorded income tax expense of $0.1 million for our domestic and foreign subsidiaries in the six months ended December 31, 2005. Income tax expense for the six months ended December 31, 2006 and 2005 was primarily attributable to income earned in foreign locations that cannot be offset by net operating loss carryforwards.

     Net Loss. The net loss for the six months ended December 31, 2006 was $8.4 million or $0.12 per basic and diluted share compared to a net loss for the six months ended December 31, 2005 of $3.8 million or $0.06 per basic and diluted share.

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

Uses and Sources of Cash

     We used $4.4 million of cash from operating activities during the six months ended December 31, 2006 compared to using $2.6 million of cash during the same period of the prior year. The use of cash from operations was primarily due to operating losses in the six months ended December 31, 2006. Prior period cash usage resulted from both operating losses and changes in prepaid assets.

     We invested $1.5 million in property, plant and equipment during the six months ended December 31, 2006 compared to $0.6 million during the six months ended December 31, 2005. Capital additions during each of these periods related primarily to product development and testing equipment. During the six months ended December 31, 2006, we also incurred capital expenditures for our new MediaHawk 4500 on-demand systems that are being used as demonstration systems for customers. We expect to continue at a similar level of capital additions during the remainder of this fiscal year.

     On December 22, 2006, we entered into an Amended and Restated Loan and Security Agreement (the "Credit Agreement") with Silicon Valley Bank (the "Bank"). The Credit Agreement amends and restates our then existing outstanding credit facilities with the Bank, and provides for a $10 million revolving credit line (the "Revolver") with a borrowing base dependent upon our outstanding accounts receivable. The Credit Agreement requires us to pay minimum monthly interest payments of $10,000, regardless of whether any amounts have been advanced under the Revolver. The interest amount will be based upon the amount advanced and the rate varies based upon our accounts receivable and the amount of cash in excess of debt. The interest rate on the Revolver was 8.75% as of December 31, 2006. The Credit Agreement also has an early termination fee equal to 100% of the remaining minimum monthly interest payments. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility. The Credit Agreement expires on December 22, 2007 unless we obtain subsequent equity financing in excess of $10 million, in which case it will expire on December 22, 2008. We used a portion of the Revolver to repay our existing term loan as of the date of the Credit Agreement. Based on the borrowing formula and our financial position as of December 31, 2006, $6.1 million was available to us under the Revolver. As of December 31, 2006, we had drawn $1.1 million under the Revolver that was used to repay our previous term loan, resulting in $5.0 million of remaining available funds under the Revolver.

     In addition, the Credit Agreement contains certain financial covenants, including a required adjusted quick ratio (the ratio of certain highly liquid assets to current liabilities (less the current portion of deferred revenue)) of at least 1.25 to 1.00 and a minimum tangible net worth of at least $10 million, as of December 31, 2006, and at least $8 million at all times thereafter. The Credit Agreement also contains customary restrictive covenants concerning our operations. See Exhibit 10.1, "Amended and Restated Loan and Security Agreement" for additional information. As of December 31, 2006, our adjusted quick ratio was 1.69 to 1.00 and our tangible net worth was $12.1 million. As of December 31, 2006, we were in compliance with these covenants. If we violate the covenants discussed above, and our lender is unwilling to grant forbearance, waivers or amendments, our lender could accelerate the maturity of amounts then outstanding under the credit agreement and we would not be able to borrow under the credit agreement, which would have a material adverse effect on our liquidity position.

     On August 1, 2006, we entered into an unsecured short-term note payable, to finance insurance premiums, totaling $690,000. The note payable matures on April 25, 2007 and bears interest at 6.80% with $71,000 monthly payments of principal and interest. As of December 31, 2006, the balance of this short-term note payable was $281,000.

     At December 31, 2006, we had working capital of $10.1 million and had no material commitments for capital expenditures compared to working capital of $17.4 million at June 30, 2006. Based on the information currently available we believe that existing cash balances combined with a credit facility and anticipated sales and collections will be sufficient to meet our liquidity requirements for the next twelve months. However, unless and until our revenue increases and stabilizes, it is likely that we will continue to use cash from operating activities. If we continue to use cash from operating activities, we may be forced to take certain measures to continue the business, such as raising additional funds through an offering of stock at a discounted price, further employee reductions, re-capitalization or reorganization transactions at undesirable prices, sale transactions, incurring significant debt at above market rates, or seeking bankruptcy protection. We expect that we will report a net loss for fiscal 2007 and will continue to use cash from operating activities.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     Our contractual obligations and commercial commitments are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006. On December 22, 2006, we entered into a Credit Agreement with Silicon Valley Bank that amends and restates our then existing outstanding credit facilities. See the "Liquidity and Capital Resources" section of Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information. There have been no other material changes to our contractual obligations and commercial commitments during the six months ended December 31, 2006.

     CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements made or incorporated by reference in this release may constitute "forward-looking statements" within the meaning of the federal securities laws. When used or incorporated by reference in this release, the words "believes," "expects," "estimates," "anticipates," and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of our forward-looking statements in this report include, but are not limited to, our pricing trends, our expected cash position, our expectations of market share and growth, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash, our ability to remove any transfer limitations on our patents, the impact of litigation, and our trend of declining real-time service revenue. These statements are based on beliefs and assumptions of Concurrent's management, which are based on currently available information. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: our ability to keep our customers satisfied; delays or cancellations of customer orders; changes in product demand; economic conditions; our ability to satisfy the financial covenants in our Credit Agreement; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage growth; delays in testing and introductions of new products; rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of competition on the pricing of VOD products; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new on-demand and real-time products; financing for working capital needs; the availability of Linux software in light of issues raised by SCO Group; the success of our relationships with Alcatel and Novell; capital spending patterns by a limited customer base; and privacy concerns over data collection.

     Other important risk factors are discussed in Item 1A, "Risk Factors" of this Form 10Q for the six months ended December 31, 2006, and our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We are exposed to the impact of interest rate changes on our short-term cash investments and bank loans. Short-term cash investments are backed by U.S. government obligations, and other investments in institutions with the highest credit ratings, all of which have maturities of three months or less. These short-term investments carry a degree of interest rate risk. Bank loans include a one-year, variable rate Revolver. We believe that the impact of a 10% increase or decrease in interest rates would not be material to our investment income and interest expense from bank loans.

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

PART II     OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not presently involved in any material litigation, but have the following matters pending:

     -    Vicor, Inc. v. Concurrent Computer Corporation, Essex Superior
          ----------------------------------------------
          Court, Massachusetts, Civil Action No. C5-1437A. This suit was filed August 18, 2005 requesting declaratory relief regarding a contractual dispute between the parties. On March 8, 2006, after briefing and arguments, the case was dismissed for resolution by arbitration. Vicor has appealed the matter and unsuccessfully moved to stay the arbitration (Case No. 32 181 Y 00738 05) that is proceeding in Florida.

ITEM 1A.     RISK FACTORS

CERTAIN PATENTS LICENSED TO CONCURRENT MAY NOT PASS TO AN ACQUIRER.

     We have a license to a significant portfolio of video streaming patents that was originally granted to us by Thirdspace Living Ltd. ("Thirdspace") and subsequently regranted to us by Alcatel when Alcatel purchased the portfolio from Thirdspace. The portfolio includes U.S. Patent Nos. 5,623,595 and 5,805,804 ("Subject Patents"). Although our license from Alcatel does not, on its face, terminate upon a merger, acquisition, or change in control of Concurrent, a November 2000 agreement regarding the Subject Patents and entered into by Thirdspace may have the effect of terminating our license to the Subject Patents upon a merger or acquisition that results in a change in control of Concurrent. This license limitation does not affect current operations, but upon change of control the successor could face a lawsuit for selling on-demand products. We currently are working to eliminate or mitigate the impact of this limitation, but we cannot assure that we will be successful in altering this limitation on favorable terms, or at all. This limitation may make it more difficult to pursue, and may result in less favorable terms for us in connection with, a sale of the company, a sale of one of our businesses or any other business combination transaction should such an opportunity arise.

WE HAVE SUBSTANTIAL LIQUIDITY NEEDS AND FACE SIGNIFICANT LIQUIDITY PRESSURE.

     At December 31, 2006, our cash and cash equivalents were $8.3 million. Our Credit Agreement contains certain financial covenants, including a requirement that we maintain a minimum tangible net worth of at least $8 million. As of December 31, 2006, our tangible net worth was $12.1 million. If we continue to use cash from operating activities and do not obtain equity financing we may violate this covenant. If we violate the minimum tangible net worth covenant in our Credit Agreement, and our lender is unwilling to grant forbearance, waivers or amendments, our lender could accelerate the maturity of amounts then outstanding under the Credit Agreement, which would have a material adverse effect on our liquidity position. In such a case we may be forced to take certain measures to continue the business, such as raising additional funds through an offering of stock at a discounted price, further employee reductions, re-capitalization or reorganization transactions at undesirable prices, sale transactions, incurring debt at above market rates, or seeking bankruptcy protection.

     Other important risk factors are discussed in Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Concurrent's Annual Meeting of Stockholders was held on October 26, 2006. The results of the voting were as follows:

     - The following persons were elected as directors to serve until the next annual meeting of stockholders: Alex B. Best (57,776,676 votes for, 9,722,209 votes withheld), Charles Blackmon (59,107,349 votes  for,  8,391,536 votes withheld), Larry L. Enterline (60,862,498 votes for, 6,636,387 votes withheld), C. Shelton James (60,789,487 votes for, 6,709,398 votes withheld), Steve G. Nussrallah (57,102,077 votes for, 10,396,808 votes withheld), and T. Gary Trimm (61,241,142 votes for, 6,257,743 votes withheld).

     - The selection by the Audit Committee of Deloitte & Touche LLP as Concurrent's independent registered public accountants for the fiscal year ending June 30, 2007 was ratified (61,873,424 votes for, 424,722 votes against, 5,200,739 votes abstained).

     - The approval of amendments to the Concurrent Computer Corporation 2001 Stock Option Plan to increase the number of shares authorized by 4,000,000 from 7,000,000 to 11,000,000, to add non-employee directors as plan participants and delete the provision providing an annual grant to non-employee directors (19,891,153 votes for, 14,629,201 votes against, 5,726,764 votes abstained).


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

10.1**    Amended and Restated Loan and Security Agreement.

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


Date:  February 9, 2007                 CONCURRENT COMPUTER CORPORATION


                                        By:   /s/ Gregory S. Wilson
                                            -----------------------
                                        Gregory S. Wilson
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

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

10.1**    Amended and Restated Loan and Security Agreement.

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