Form 10-Q
period 2007-03-31
CONCURRENT COMPUTER CORP/DE
filed 2007-05-07
CIK 749038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q

         (Mark One)

             X  Quarterly Report Pursuant to Section 13 or 15(d) of
            ---
                      the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 2007

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

                                    Yes X   No
                                       ---    ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

  Large Accelerated Filer      Accelerated Filer X   Non-Accelerated Filer
                         ---                    ---                       ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes     No X
                                       ---    ---

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of May 1, 2007 was 71,659,433.

                         CONCURRENT COMPUTER CORPORATION
                                    FORM 10-Q
               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2007

                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
                           PART I - FINANCIAL INFORMATION
                           ------------------------------
ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                            2
            CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                                 15
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            26
ITEM 4.   CONTROLS AND PROCEDURES                                               26
                            PART II - OTHER INFORMATION
                            ---------------------------
ITEM 1.   LEGAL PROCEEDINGS                                                     26
ITEM 1A.  RISK FACTORS                                                          26
ITEM 6.   EXHIBITS                                                              27
          EX-31.1 SECTION 302 CERTIFICATION OF CEO
          EX-31.2 SECTION 302 CERTIFICATION OF CFO
          EX-32.1 SECTION 906 CERTIFICATION OF CEO
          EX-32.2 SECTION 906 CERTIFICATION OF CFO

PART I    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               CONCURRENT COMPUTER CORPORATION
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (DOLLARS IN THOUSANDS)

                                                                      MARCH 31,     JUNE 30,
                                                                        2007          2006
                                                                    (UNAUDITED)
                                                                    -------------  ----------
                             ASSETS
Current assets:
  Cash and cash equivalents                                         $      8,750   $  14,423
  Accounts receivable, less allowance for doubtful accounts
    of $215 at March 31, 2007 and $380 at June 30, 2006                   14,427      15,111
  Inventories                                                              4,587       6,164
  Prepaid expenses and other current assets                                1,921       1,578
                                                                    -------------  ----------
    Total current assets                                                  29,685      37,276

Property, plant and equipment - net                                        4,893       6,015
Intangible assets - net                                                    7,971       8,787
Goodwill                                                                  15,560      15,560
Other long-term assets                                                       908       1,120
                                                                    -------------  ----------
    Total assets                                                    $     59,017   $  68,758
                                                                    =============  ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                             $     12,873   $  11,581
  Revolving bank line of credit                                            1,077           -
  Notes payable to bank, current portion                                       -       1,034
  Short term note payable                                                     71           -
  Deferred revenue                                                         7,708       7,277
                                                                    -------------  ----------
    Total current liabilities                                             21,729      19,892

Long-term liabilities:
  Deferred revenue                                                           911       1,602
  Notes payable to bank, less current portion                                  -         549
  Pension liability                                                        2,530       2,290
  Other                                                                      654         651
                                                                    -------------  ----------
  Total liabilities                                                       25,824      24,984

Commitments and contingencies (Note 12)

Stockholders' equity:
  Shares of common stock, par value $.01; 100,000,000 authorized;
    71,659,433 and 71,530,763 issued and outstanding at
    March 31, 2007 and June 30, 2006, respectively                           717         716
  Capital in excess of par value                                         190,091     189,409
  Accumulated deficit                                                   (157,259)   (145,800)
  Treasury stock, at cost; -0- and 3,971 shares at
    March 31, 2007 and June 30, 2006, respectively                             -         (13)
  Accumulated other comprehensive loss                                      (356)       (538)
                                                                    -------------  ----------
    Total stockholders' equity                                            33,193      43,774

                                                                    -------------  ----------
Total liabilities and stockholders' equity                          $     59,017   $  68,758
                                                                    =============  ==========

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                                   CONCURRENT COMPUTER CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                            MARCH 31,                MARCH 31,
                                                    ------------------------  -----------------------
                                                       2007         2006        2007         2006
                                                    ----------  ------------  ---------  ------------
Revenues:
  Product                                           $  10,492   $    15,133   $ 31,509   $    38,826
  Service                                               5,656         5,500     16,554        16,870
                                                    ----------  ------------  ---------  ------------
    Total revenues                                     16,148        20,633     48,063        55,696

Cost of sales:
  Product                                               5,788         7,456     17,974        18,908
  Service                                               2,487         2,944      7,847         8,544
                                                    ----------  ------------  ---------  ------------
    Total cost of sales                                 8,275        10,400     25,821        27,452
                                                    ----------  ------------  ---------  ------------

Gross margin                                            7,873        10,233     22,242        28,244

Operating expenses:
  Sales and marketing                                   3,539         4,053     11,985        12,415
  Research and development                              4,587         4,852     13,346        14,090
  General and administrative                            2,506         2,395      7,751         7,297
                                                    ----------  ------------  ---------  ------------
    Total operating expenses                           10,632        11,300     33,082        33,802
                                                    ----------  ------------  ---------  ------------

Operating loss                                         (2,759)       (1,067)   (10,840)       (5,558)

Interest income                                            81           116        274           335
Interest expense                                          (54)          (67)      (305)         (198)
Other income (expense)                                    (34)          (16)      (127)          673
                                                    ----------  ------------  ---------  ------------

Loss before income taxes                               (2,766)       (1,034)   (10,998)       (4,748)

Provision for income taxes                                310            14        461            87
                                                    ----------  ------------  ---------  ------------

Net loss                                            $  (3,076)  $    (1,048)  $(11,459)  $    (4,835)
                                                    ==========  ============  =========  ============

Net loss per share
    Basic                                           $   (0.04)  $     (0.01)  $  (0.16)  $     (0.07)
                                                    ==========  ============  =========  ============
    Diluted                                         $   (0.04)  $     (0.01)  $  (0.16)  $     (0.07)
                                                    ==========  ============  =========  ============
    Weighted average shares outstanding - basic        71,646        71,373     71,593        68,153
                                                    ==========  ============  =========  ============
    Weighted average shares outstanding - diluted      71,646        71,373     71,593        68,153
                                                    ==========  ============  =========  ============

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                         CONCURRENT COMPUTER CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                           2007        2006
                                                        ----------  -----------
OPERATING ACTIVITIES
Net loss                                                $ (11,459)  $   (4,835)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                             4,103        3,733
  Share-based compensation                                    675          404
  Other non-cash expenses                                      (6)          15
  Changes in operating assets and liabilities:
    Accounts receivable                                       849       (2,602)
    Inventories                                             1,422         (130)
    Prepaid expenses and other current assets                (329)      (1,085)
    Other long-term assets                                    212          234
    Accounts payable and accrued expenses                   1,292         (389)
    Deferred revenue                                         (260)         438
    Other long-term liabilities                               243          117
                                                        ----------  -----------
  Total adjustments to net loss                             8,201          735
                                                        ----------  -----------
Net cash used in operating activities                      (3,258)      (4,100)

INVESTING ACTIVITIES
  Capital expenditures                                     (2,111)      (1,360)
  Cash received from acquisition of Everstream                  -        1,159
                                                        ----------  -----------
Net cash used in investing activities                      (2,111)        (201)

FINANCING ACTIVITIES
  Proceeds from revolving bank line of credit               1,077            -
  Repayment of note payable to bank                        (1,583)        (709)
  Proceeds from short-term note payable                       690            -
  Repayment of short term note payable                       (619)           -
  Sale (purchase) of treasury stock - net                      13          (25)
  Proceeds from sale and issuance of common stock               8          251
                                                        ----------  -----------
Net cash used in financing activities                        (414)        (483)

Effect of exchange rates on cash and cash equivalents         110         (285)
                                                        ----------  -----------

Decrease in cash and cash equivalents                      (5,673)      (5,069)
Cash and cash equivalents at beginning of period           14,423       19,880
                                                        ----------  -----------
Cash and cash equivalents at end of period              $   8,750   $   14,811
                                                        ==========  ===========

Cash paid during the period for:
  Interest                                              $     136   $      184
                                                        ==========  ===========
  Income taxes (net of refunds)                         $     114   $       18
                                                        ==========  ===========

Non-cash investing activities:
  Shares issued in acquisition of Everstream            $       -   $   14,375
                                                        ==========  ===========

      The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                         CONCURRENT COMPUTER CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   OVERVIEW OF BUSINESS AND BASIS OF PRESENTATION

     Concurrent Computer Corporation ("Concurrent") is a supplier of high-performance computer systems, software and services. The computer systems and software fall under two product lines: on-demand and real-time.

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

     Recently Issued Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Concurrent is currently evaluating the impact of this statement on its financial statements, but does not believe that such impact will be material. Concurrent expects to adopt SFAS No.157 on July 1, 2008 or the beginning of Concurrent's fiscal year 2009.

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

Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006 or as of June 30, 2007 for Concurrent. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008 or for Concurrent's fiscal year ending June 30, 2009. Concurrent is evaluating the impact of this statement on its financial statements and believes that such impact may be material.

     In September 2006, the SEC staff revised Staff Accounting Bulletin (SAB) Topic 1N, "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 addresses how a registrant should evaluate whether an error in its financial statements is material. The guidance in SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on Concurrent's consolidated financial statements.

     In July 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. We are currently evaluating the impact of this interpretation on its financial statements but do not believe that it will have a material impact to our financial position. We expect to adopt FIN 48 no later than its fiscal year beginning July 1, 2007.

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

     In certain instances, Concurrent's customers require significant customization of both the software and hardware products. In these situations, the design and development is considered essential to the functionality of the software and, therefore the revenue from these arrangements, with the exception of maintenance, is recognized in conformity with Accounting Research Bulletin ("ARB") No. 45, "Long Term Construction Type

Contracts" and SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." For long-term contracts, revenue is recognized using the percentage-of-completion method of accounting based on costs incurred on the project compared to the total costs expected to be incurred through completion.

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

     Hardware and Software Maintenance
     ---------------------------------

     Concurrent recognizes revenue from maintenance services in accordance with SOP 97-2. Depending upon the specific terms of the customer agreement, Concurrent may include warranty as part of the purchase price. In accordance with SOP 97-2 and, depending upon the specific terms of the customer agreement, Concurrent either accrues the estimated costs to be incurred in performing maintenance services at the time of revenue recognition and shipment of product or Concurrent defers revenue associated with the maintenance services to be provided during the warranty period based upon the value for which Concurrent has sold such services separately when they are renewed by existing customers. For those arrangements in which the warranty period is less than or equal to one year, Concurrent accrues the estimated costs to be incurred in providing services, in accordance with paragraph 59 of SOP 97-2, because Concurrent has determined that the warranty fee is part of the initial license fee, the warranty period is for one year or less, the estimated cost of providing the services are immaterial and upgrades and enhancements offered during maintenance arrangements historically have been and are expected to continue to be minimal and infrequent. Actual costs are then charged against the warranty accrual as they are incurred. For those arrangements in which the warranty period is greater than one year, Concurrent defers revenue based upon the value for which Concurrent has sold such services separately. This revenue is then recognized on a straight line basis over the warranty period.

3.   BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed in accordance with SFAS No. 128, "Earnings Per Share" by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted net income
(loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method and for contingently issuable shares, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive. Common share equivalents of 7,506,000 and 7,677,000 for the three months ended March 31, 2007 and 2006, respectively, were excluded from the calculation as their effect was antidilutive. Common share equivalents of 7,793,000 and 7,894,000 for the nine months ended March 31, 2007 and 2006, respectively, were excluded from the calculation as their effect was antidilutive. Also, as discussed further in Note 4, no contingently issuable shares under Concurrent's bonus plan would have been issuable as of March 31, 2007 if this were the end of the contingency period, resulting in no additional dilution.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                 MARCH 31,               MARCH 31,
                                                         ------------------------  -----------------------
                                                            2007         2006        2007         2006
                                                         ----------  ------------  ---------  ------------
Basic and diluted earnings per share (EPS) calculation:
     Net loss                                            $  (3,076)  $    (1,048)  $(11,459)  $    (4,835)
                                                         ==========  ============  =========  ============

Basic weighted average number of shares outstanding         71,646        71,373     71,593        68,153
  Effect of dilutive securities:
    Employee stock options                                       -             -          -             -
                                                         ----------  ------------  ---------  ------------
Diluted weighted average number of shares outstanding       71,646        71,373     71,593        68,153
                                                         ==========  ============  =========  ============
Basic EPS                                                $   (0.04)  $     (0.01)  $  (0.16)  $     (0.07)
                                                         ==========  ============  =========  ============
Diluted EPS                                              $   (0.04)  $     (0.01)  $  (0.16)  $     (0.07)
                                                         ==========  ============  =========  ============

4.   SHARE-BASED  COMPENSATION

     At March 31, 2007, Concurrent had share-based employee compensation plans which are described in Note 14 of the consolidated financial statements included in Concurrent's Annual Report on Form 10-K for the year ended June 30, 2006. Option awards are granted with an exercise price equal to the market price of Concurrent's stock at the date of grant. Concurrent recognizes stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. Concurrent recorded $193,000 and $675,000 of share-based compensation related to stock options and restricted stock in the statement of operations during the three and nine months ended March 31, 2007, respectively. Concurrent recorded $33,000 and $404,000 of share-based compensation related to stock options and restricted stock in the statement of operations during the three and nine months ended March 31, 2006, respectively.

     Concurrent uses the Black-Scholes valuation model to estimate the fair value of each option award on the date of grant. During the nine months ended March 31, 2007, Concurrent granted approximately 1,834,000 stock options that vest over zero to four years. The weighted-average grant-date fair value of the options granted under the stock option plans during this period was $1.06. The weighted-average assumptions used were: expected dividend yield of 0.0%; risk-free interest rate of 4.6%; expected life of 6 years; and an expected volatility of 90.9%.

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

     Based on historical experience of option pre-vesting cancellations, Concurrent has assumed an annualized forfeiture rate of 10% for unvested options during the nine months ended March 31, 2007. Under the true-up provisions of SFAS 123R, "Share-Based Payment," Concurrent will record additional expense if the actual forfeiture rate is lower than estimated and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

     A summary of option activity under the plans as of March 31, 2007, and changes during the nine months then ended is presented below:

                                                                    WEIGHTED-
                                                       WEIGHTED-     AVERAGE
                                                        AVERAGE     REMAINING   AGGREGATE
                                                        EXERCISE   CONTRACTUAL  INTRINSIC
                 OPTIONS                     SHARES      PRICE        TERM        VALUE
----------------------------------------  -----------  ----------  -----------  ----------
Outstanding as of July 1, 2006             6,127,624   $     4.78
Granted                                    1,834,442         1.37
Exercised                                    (33,924)        0.37
Forfeited or expired                      (1,524,117)        2.89
                                          -----------  ----------
Outstanding as of March 31, 2007           6,404,025   $     4.27         6.03  $  358,000
                                          ===========  ==========  ===========  ==========
Vested and exercisable at March 31, 2007   4,676,793   $     5.33         4.92  $   43,000
                                          ===========  ==========  ===========  ==========

     Total compensation cost of options granted but not yet vested as of March 31, 2007, including estimated forfeitures, is $1,426,000, which is expected to be recognized over the remaining requisite service period of approximately 3.3 years, on a weighted average basis.

     Concurrent has historically provided annual cash bonuses to certain of its employees under its Annual Incentive Plan ("AIP"). In accordance with the terms of the AIP, the amount that is ultimately paid in bonuses is determined based on company and individual performance relative to pre-established performance targets. AIP targets are typically established in the first few months of each fiscal year, and any bonuses earned have historically been paid fully in cash the first or second month following the end of the fiscal year. For fiscal 2007 Concurrent's compensation committee decided that any fiscal 2007 bonus would consist of Concurrent stock and, in some cases, cash. During the nine months ended March 31, 2007, Concurrent issued approximately 519,000 shares of restricted stock of which some or all may be used to settle AIP bonuses. In accordance with the terms of the fiscal 2007 AIP, the number of shares of Concurrent stock to be paid in settlement of these bonuses in July 2007 is determined based on the actual AIP bonus earned as well as the fair market value of Concurrent stock on June 30, 2007. Once the final AIP bonus amount is determined, any shortfall between the final AIP bonus amount for an individual employee and the fair market value of the shares of Concurrent stock at the date the bonus is settled will be paid in cash. In no event will an individual employee receive shares of Concurrent stock that have an aggregate fair market value on the date of settlement in excess of that individual employee's final AIP bonus amount. Due to the unknown settlement structure of this bonus program and the fact that the value of the eligible employees' final bonus will not be positively or negatively affected by a change in Concurrent's stock price, Concurrent, as in prior fiscal years, is accounting for its fiscal 2007 AIP as a liability plan. The liability is based on the aggregate payment amount that Concurrent believes is probable for fiscal 2007 based on expected performance relative to established targets. As of March 31, 2007, Concurrent believes it is probable that the aggregate fiscal 2007 AIP bonus payment will be $417,000, which is being recognized as compensation expense rateably over the one-year service period ending June 30, 2007. As of March 31, 2007, approximately $302,000 of this amount has been accrued and is presented within accounts payable and accrued expenses in the condensed consolidated balance sheet. Upon settlement of the fiscal 2007 AIP bonus, the portion of the recorded bonus accrual settled with issuance of Concurrent stock will be reclassified to stockholders' equity at June 30, 2007. In accordance with SFAS 128,"Earnings per Share," none of the contingently issuable shares under this plan would have been issuable as of March 31, 2007, if this were end of the contingency period.

     Total compensation cost of restricted stock awards issued, but not yet vested as of March 31, 2007 is $391,000, which is expected to be recognized over the weighted average period of 1.4 years.

5.   INVENTORIES

     Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method. The components of inventories are as follows (in thousands):

                      MARCH 31,   JUNE 30,
                         2007       2006
                      ----------  ---------
     Raw materials    $    3,145  $   4,405
     Work-in-process       1,055        852
     Finished goods          387        907
                      ----------  ---------
                      $    4,587  $   6,164
                      ==========  =========

     At March 31, 2007 and June 30, 2006, some portion of Concurrent's inventory was in excess of the current requirements based upon the planned level of sales for future years. Accordingly, Concurrent has reduced its gross raw materials inventory by $1,748,000 at March 31, 2007 and $1,593,000 at June 30, 2006 to its
estimated net realizable value.

6.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill was $15,560,000 as of both March 31, 2007 and June 30, 2006. In accordance with SFAS 142, Concurrent tests goodwill and trademark for impairment, at least annually. Concurrent's annual goodwill and trademark impairment testing date is July 1.

     Other intangible assets as of March 31, 2007 and June 30, 2006 consisted of the following (in thousands):

                                        MARCH 31,    JUNE 30,
                                          2007         2006
                                       -----------  ----------
     Cost of amortizable intangibles:
       Purchased technology            $    7,700   $   7,700
       Customer relationships               1,900       1,900
                                       -----------  ----------
       Total cost of intangibles            9,600       9,600
     Less accumulated amortization:
       Purchased technology                (2,475)     (1,789)
       Customer relationships                (254)       (124)
                                       -----------  ----------
       Total accumulated amortization      (2,729)     (1,913)
     Trademark - indefinite lived           1,100       1,100
                                       -----------  ----------
       Total intangible assets, net    $    7,971   $   8,787
                                       ===========  ==========

     Amortization expense for the nine months ended March 31, 2007 and 2006 was $816,000 and $565,000, respectively.

7.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     The components of accounts payable and accrued expenses are as follows (in thousands):

                                           MARCH 31,   JUNE 30,
                                              2007       2006
                                           ----------  ---------
     Accounts payable, trade               $    5,034  $   5,400
     Accrued payroll, vacation, severance
       and other employee expenses              4,642      4,015
     Warranty accrual                             407        376
     Other accrued expenses                     2,790      1,790
                                           ----------  ---------
                                           $   12,873  $  11,581
                                           ==========  =========

     Concurrent's estimate of warranty obligations is based on historical experience and expectation of future conditions. The changes in the warranty accrual during the nine months ended March 31, 2007 were as follows (in thousands):

     Balance at June 30, 2006            $ 376
     Charged to costs and expenses, net    185
     Deductions                           (154)
                                         ------
     Balance at March 31, 2007           $ 407
                                         ======

8.   COMPREHENSIVE  LOSS

     Concurrent's total comprehensive loss is as follows (in thousands):

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         MARCH 31,                MARCH 31,
                                                 ------------------------  -----------------------
                                                    2007         2006         2007        2006
                                                 -----------  -----------  ----------  -----------
     Net loss                                    $   (3,076)  $   (1,048)  $ (11,459)  $   (4,835)

     Other comprehensive loss:
       Foreign currency translation gain/(loss)          95           20         182         (326)
                                                 -----------  -----------  ----------  -----------

     Total comprehensive loss                    $   (2,981)  $   (1,028)  $ (11,277)  $   (5,161)
                                                 ===========  ===========  ==========  ===========

9.   CONCENTRATION  OF  CREDIT  RISK,  SEGMENT  AND  GEOGRAPHIC  INFORMATION

     In accordance with SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," Concurrent operates in two segments, products and services, as disclosed within the statements of operations.

     The following summarizes the revenues by geographic locations for the three and nine months ended March 31, 2007 (in thousands):

                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                            MARCH 31,             MARCH 31,
                                     ----------------------  ---------------------
                                        2007        2006        2007       2006
                                     ---------  -----------  --------  -----------
     North America                   $  11,376  $    14,800  $ 33,828  $    38,544
       Japan                             2,702        2,291     6,064        4,416
       Other Asia Pacific countries        544          388     1,469        1,843
                                     ---------  -----------  --------  -----------
     Asia Pacific                        3,246        2,679     7,533        6,259
     Europe                              1,526        2,640     6,702        9,653
     Other                                   -          514         -        1,240
                                     ---------  -----------  --------  -----------
         Total revenue               $  16,148  $    20,633  $ 48,063  $    55,696
                                     =========  ===========  ========  ===========

     In addition, the following summarizes revenues by significant customer where such revenue equaled or exceeded 10% of total revenues for any one of the indicated periods:

                    THREE MONTHS ENDED     NINE MONTHS ENDED
                         MARCH 31,              MARCH 31,
                 ----------------------  ---------------------
                    2007        2006        2007       2006
                 ----------  ----------  ---------  ----------
     Customer A         21%         16%        12%         16%
     Customer B         12%       < 10%      < 10%       < 10%
     Customer C       < 10%         19%        12%         14%
     Customer D       < 10%         16%      < 10%         14%

     Concurrent assesses credit risk through ongoing credit evaluations of customers' financial condition and collateral is generally not required. At March 31, 2007, two customers accounted for $3.4 million and $1.6 million or 24% and 11%, respectively, of trade receivables. At June 30, 2006, one customer accounted for $3.6 million or 24% of trade receivables and a second customer accounted for $2.7 million or 17% of trade receivables. No other customers accounted for 10% or more of trade receivables as of March 31, 2007 or June 30, 2006.

     Concurrent sometimes purchases product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms. For the three months ended March 31, 2007, purchases from each of three suppliers were equal to, or in excess of 10% of Concurrent's total purchases. These three suppliers accounted for 25%, 22% and 10% of Concurrent's purchases during the three months ended March 31, 2007. Also, for the three months ended March 31, 2006, purchases from two suppliers were equal to, or in excess of, 10% of Concurrent's total purchases. These two suppliers accounted for 32% and 26% of Concurrent's purchases during the three months ended March 31, 2006. For the nine months ended March 31, 2007, purchases from two suppliers were in excess of 10% of Concurrent's total purchases. These two suppliers accounted for 24% and 19% of Concurrent's purchases during the nine months ended March 31, 2007. Also, for the nine months ended March 31, 2006, purchases from two suppliers were in excess of 10% of Concurrent's total purchases. These two suppliers accounted for 24% and 23% of Concurrent's purchases during the nine months ended March 31, 2006.

10.  TERM LOAN, REVOLVING CREDIT FACILITY AND SHORT-TERM NOTE PAYABLE

     On December 22, 2006, Concurrent entered into an Amended and Restated Loan and Security Agreement (the "Credit Agreement") with Silicon Valley Bank (the "Bank"). The Credit Agreement amends and restates Concurrent's then existing outstanding credit facilities with the Bank and provides for a $10,000,000 revolving credit line (the "Revolver") with a borrowing base dependent upon Concurrent's outstanding accounts receivable. The Credit Agreement requires Concurrent to pay minimum monthly interest payments of $10,000, regardless of whether any amounts have been advanced under the Revolver. The interest amount will be based upon the amount advanced and the rate varies based upon Concurrent's accounts receivable and the amount of cash in excess of debt. The Credit Agreement also has an early termination fee equal to 100% of the remaining minimum monthly interest payments. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility. The Credit Agreement expires on December 22, 2007 unless Concurrent obtains subsequent equity financing in excess of $10,000,000, in which case it will expire on December 22, 2008. Concurrent used a portion of the Revolver to repay its existing term loan as of the date of the Credit Agreement. Based on the borrowing formula and Concurrent's financial position as of March 31, 2007, $9,943,000 was available to Concurrent under the Revolver. As of March 31, 2007, Concurrent had drawn $1,077,000 under the Revolver that was used to repay the previous term loan, resulting in approximately

$8,866,000 of remaining available funds under the Revolver. Balances under the previous term loan and existing Revolver are as follows (in thousands):

                                               MARCH 31,   JUNE 30,
                                                 2007        2006
                                              ----------  ----------
     Revolving bank line of credit            $    1,077  $       -
     Current portion of note payable to bank           -      1,034
                                              ----------  ----------
       Total current bank debt                     1,077      1,034

     Note payable to bank                              -      1,583
     Less current portion                              -     (1,034)
                                              ----------  ----------
       Total long-term bank debt                       -        549
                                              ----------  ----------
     Total bank debt                          $    1,077  $   1,583
                                              ==========  ==========

     Interest on any outstanding amounts under the Revolver would be payable monthly at the prime rate (8.25% at March 31, 2007) plus 0.50% per annum.

     In addition, the Credit Agreement contains certain financial covenants, including a required adjusted quick ratio (the ratio of certain highly liquid assets to current liabilities (less the current portion of deferred revenue)) of at least 1.25 to 1.00 and a minimum tangible net worth of at least $8,000,000. The Credit Agreement also contains customary restrictive covenants concerning Concurrent's operations. As of March 31, 2007, Concurrent's adjusted quick ratio was 1.65 to 1.00 and its tangible net worth (defined as total assets (less goodwill and other intangibles) minus total liabilities) was approximately $9,383,000. Concurrent was in compliance with all applicable covenants at March 31, 2007.

     On August 1, 2006, we entered into an unsecured short-term note payable, to finance insurance premiums, totaling $690,000. The note payable matures on April 25, 2007 and bears interest at 6.80% with $71,000 monthly payments of principal and interest. As of March 31, 2007, the balance of this short-term note payable was $71,000.

11.  RETIREMENT PLANS

     The following table provides a detail of the components of net periodic benefit cost for the three and nine months ended March 31, 2007 and 2006 (in thousands):

                                                           THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                MARCH 31,                 MARCH 31,
                                                        ------------------------  -----------------------
                                                           2007         2006         2007        2006
                                                        -----------  -----------  ----------  -----------

Service cost                                            $        8   $        7   $      25   $       21
Interest cost                                                   59           47         176          141
Expected return on plan assets                                 (23)         (15)        (69)         (45)
Amortization of unrecognized net transition obligation           8            8          25           24
                                                        -----------  -----------  ----------  -----------

Net periodic benefit cost                               $       52   $       47   $     157   $      141
                                                        ===========  ===========  ==========  ===========

     Concurrent contributed $16,000 and $52,000 to its German subsidiary's defined benefit plan during the three and nine months ended March 31, 2007, respectively, and expects to make similar contributions during the remaining quarters of fiscal 2007. Concurrent contributed $17,000 and $51,000 to its German subsidiary's defined benefit plan during the three and nine months ended March 31, 2006, respectively.

     Concurrent maintains a retirement savings plan, available to U.S. employees, which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. During the three months ended March 31, 2007 and 2006, Concurrent contributed $159,000 and $107,000 to this plan, respectively. During the nine months ended March 31, 2007 and 2006, Concurrent contributed $313,000 and $437,000 to this plan, respectively.

     Concurrent also maintains a defined contribution plan ("Stakeholder Plan") for its U.K. based employees. Concurrent's U.K. subsidiary has agreements with certain of its U.K. based employees to make supplementary contributions to the Stakeholder Plan over the next two to three years, contingent upon their continued employment with Concurrent. During the three months ended March 31, 2007 and 2006, Concurrent contributed $149,000 and $47,000 to the Stakeholder Plan, respectively. During the nine months ended March 31, 2007 and 2006, Concurrent contributed $487,000 and $208,000 to this plan, respectively.

12.  COMMITMENTS AND CONTINGENCIES

     Concurrent, from time to time, is involved in litigation and disputes incidental to the conduct of its business. Concurrent believes that such pending matters will not have a material adverse effect on its results of operations or financial condition.

     Concurrent enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers that often require Concurrent to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to Concurrent's products. For example, Concurrent was notified that certain of its customers were served with a complaint by Acacia Media Technologies, Corp. (U.S. District Court, Northern District of California) for allegedly infringing U.S. Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720, and 6,144,702 by
providing broadcast video and video-on-demand products. Concurrent received similar notice from some of its on-demand customers regarding a lawsuit brought by U.S.A. Video Inc. (U.S. District Court, Eastern District of Texas, Marshall Division) alleging infringement of U.S Patent No. 5,130,792. Some of these customers have requested indemnification under their customer agreements. Concurrent continues to review its potential obligations under its indemnification agreements with these customers, in view of the claims by Acacia and U.S. Video, and the indemnity obligations to these customers from other vendors that also provided systems and services to these customers. From time to time, Concurrent also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Concurrent's products and services or resulting from the acts or omissions of Concurrent, its employees, authorized agents or
subcontractors.   Concurrent has not made any significant payments as a result of these indemnification clauses and, in accordance with FIN No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," Concurrent has not accrued a liability in relation to these items because such an amount is immaterial. The maximum potential amount of future payments that Concurrent could be required to make is unlimited.

     Pursuant to the terms of the employment agreements with the executive officers of Concurrent, employment may be terminated by either Concurrent or the respective executive officer at any time. In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end. In the event an agreement is terminated directly by Concurrent without cause or in certain circumstances constructively by Concurrent, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect. At March 31, 2007, the maximum contingent liability under these agreements is approximately $1.6 million. Concurrent's employment agreements with certain of its officers contain certain offset provisions, as defined in their respective agreements.

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

OVERVIEW

     During the nine months ended March 31, 2007, we used $3.3 million in cash and cash equivalents from operations, and ended the period with $8.8 million in cash and cash equivalents. The use of cash from operations during the nine months ended March 31, 2007 was due primarily to operating losses during this period. In addition, we had the ability to draw up to an additional $8.9 million under our revolving line of credit at March 31, 2007. Based on information currently available, we believe that existing cash balances combined with availability under our revolving line of credit and anticipated sales and collections will be sufficient to meet our anticipated liquidity requirements for the next twelve months. However, we are subject to various financial covenants under our credit agreement, including a requirement that we maintain a tangible net worth (defined as total assets (less goodwill and other intangibles) minus total liabilities) of at least $8 million. As of March 31, 2007, our tangible net worth was $9.4 million. If our tangible net worth drops below $8 million, we will be in default under our credit agreement. If we violate the covenant discussed above, and our lender is unwilling to grant forbearance, waivers or amendments, our lender could accelerate the maturity of amounts then outstanding under the credit agreement and we would not be able to borrow under the credit agreement, which would have a material adverse effect on our liquidity position.

     We expect that we will report a net loss for fiscal 2007 and continue to use cash from operating activities during the fourth quarter. However, we believe we are executing on our business plan and expense reduction initiatives to achieve profitability in the medium term. In addition, we are currently reviewing all of our strategic options, which may include raising additional funds through an offering of stock at a discounted price, further reducing employee headcount and continuing the business on a more limited scale and securing additional financing. We may not be able to successfully execute on our business plans to achieve profitability or execute on other strategic alternatives, which could result in a continuing deterioration of our liquidity position. Further deterioration of our liquidity position could result in our being required to restructure our existing obligations and/or take actions including, without limitation, seeking bankruptcy protection. See further discussions in the "Liquidity and Capital Resources" section of this document.

     During the nine months ended March 31, 2007, we took steps to reduce our operating expenses and our costs of goods and services by terminating approximately 7% of our employees in July 2006, and terminating an additional 2% by December 31, 2006. We will continue to review and realign our cost structure as needed and this may include investing resources in other key strategic areas. During the nine months ended March 31, 2007, we decreased worldwide headcount by approximately 10% through terminations and employee attrition.

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

     In addition, a recent trend in the real-time market is the reallocation of government spending away from some of our traditional real-time projects to other initiatives. This redeployment of resources has resulted in a number of opportunities being delayed and, in some cases, terminated. Further, some projects in our pipeline have not come in as quickly as expected causing the business difficulties in achieving revenue goals.

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

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         MARCH 31,             MARCH 31,
                                                 ----------------------  ---------------------
                                                    2007        2006       2007        2006
                                                 ----------  ----------  ---------  ----------
Revenues:
  Product                                            65.0 %      73.3 %     65.6 %      69.7 %
  Service                                            35.0        26.7       34.4        30.3
                                                 ----------  ----------  ---------  ----------
    Total revenues                                  100.0       100.0      100.0       100.0

Cost of sales (% of respective sales category):
  Product                                            55.2        49.3       57.0        48.7
  Service                                            44.0        53.5       47.4        50.6
                                                 ----------  ----------  ---------  ----------
    Total cost of sales                              51.2        50.4       53.7        49.3
                                                 ----------  ----------  ---------  ----------

Gross margin                                         48.8        49.6       46.3        50.7

Operating expenses:
  Sales and marketing                                21.9        19.7       24.9        22.3
  Research and development                           28.4        23.5       27.8        25.3
  General and administrative                         15.5        11.6       16.1        13.1
                                                 ----------  ----------  ---------  ----------
      Total operating expenses                       65.8        54.8       68.8        60.7
                                                 ----------  ----------  ---------  ----------

Operating loss                                      (17.0)       (5.2)     (22.5)      (10.0)

Interest income (expense) - net                       0.2         0.2       (0.1)        0.3
Other income (expense) - net                         (0.2)          -       (0.3)        1.2
                                                 ----------  ----------  ---------  ----------

Loss before income taxes                            (17.0)       (5.0)     (22.9)       (8.5)

Provision for income taxes                            1.9         0.1        1.0         0.2
                                                 ----------  ----------  ---------  ----------

Net loss                                            (18.9)%      (5.1)%    (23.9)%      (8.7)%
                                                 ==========  ==========  =========  ==========

                                   RESULTS OF OPERATIONS

THE  THREE  MONTHS  ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006


                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                              ------------------
          (DOLLARS IN THOUSANDS)                2007      2006     $CHANGE   %CHANGE
                                              --------  --------  --------  ---------
Product revenues                              $10,492   $15,133   $(4,641)    (30.7%)
Service revenues                                5,656     5,500       156        2.8%
                                              --------  --------  --------  ---------
    Total revenues                             16,148    20,633    (4,485)    (21.7%)

Product cost of sales                           5,788     7,456    (1,668)    (22.4%)
Service cost of sales                           2,487     2,944      (457)    (15.5%)
                                              --------  --------  --------  ---------
    Total cost of sales                         8,275    10,400    (2,125)    (20.4%)
                                              --------  --------  --------  ---------

Product gross margin                            4,704     7,677    (2,973)    (38.7%)
Service gross margin                            3,169     2,556       613       24.0%
                                              --------  --------  --------  ---------
    Total gross margin                          7,873    10,233    (2,360)    (23.1%)

Operating expenses:
  Sales and marketing                           3,539     4,053      (514)    (12.7%)
  Research and development                      4,587     4,852      (265)     (5.5%)
  General and administrative                    2,506     2,395       111        4.6%
                                              --------  --------  --------  ---------
    Total operating expenses                   10,632    11,300      (668)     (5.9%)
                                              --------  --------  --------  ---------

Operating loss                                 (2,759)   (1,067)   (1,692)     158.6%

Interest income (expense) - net                    27        49       (22)      NM     (1)
Other expense - net                               (34)      (16)      (18)      NM     (1)
                                              --------  --------  --------  ---------

Loss before income taxes                       (2,766)   (1,034)   (1,732)     167.5%

Provision for income taxes                        310        14       296       NM     (1)
                                              --------  --------  --------  ---------

Net loss                                      $(3,076)  $(1,048)  $(2,028)     193.5%
                                              ========  ========  ========  =========

     (1) NM denotes percentage is not meaningful

     Product Sales. Total product sales for the three months ended March 31, 2007 were $10.5 million, a decrease of approximately $4.6 million, or 31%, from $15.1 million for the three months ended March 31, 2006. The decrease in product sales resulted from the $3.0 million, or 47%, decrease in real-time product sales to $3.4 million in the three months ended March 31, 2007 from $6.4 million in the three months ended March 31, 2006. This decrease was due to significantly lower sales of our first-generation Aegis products to Lockheed-Martin.

     Additionally, on-demand product sales decreased approximately $1.6 million, or 18%, to $7.1 million for the three months ended March 31, 2007 from $8.7 million in the three months ended March 31, 2006. The decrease in on-demand product revenue resulted from a decrease of $1.8 million and $0.6 million in sales in North America and Europe, respectively. These decreases were partially offset by an increase in sales to Asia which included approximately $1.2 million of revenue from a Japanese cable distributor for a web client project during the three months ended March 31, 2007. The total revenue for this project is approximately $2.5 million and is expected to be substantially completed by June 30, 2007. As of March 31, 2007, Concurrent has incurred approximately 50% of the total projected costs and has recognized revenue under the percentage-of-completion
method of accounting.   Fluctuation in on-demand revenue is often due to the
fact that we have a small base of large customers making periodic large purchases that account for a significant percentage of revenue.

     Service Revenue. Total service revenue for the three months ended March 31, 2007 was $5.7 million, an increase of approximately $0.2 million, or 3%, from $5.5 million for the three months ended March 31, 2006.

     Service revenue related to on-demand products increased $0.3 million, or 10%, to $3.3 million for the three months ended March 31, 2007 from $3.0 million for the three months ended March 31, 2006, primarily due to an increase in service revenue from on-demand products in Asia.

     Service revenue related to real-time products decreased $0.1 million to $2.4 million for the three months ended March 31, 2007 compared to $2.5 million for the three months ended March 31, 2006. However, we expect service revenue associated with real-time products to continue its declining trend, primarily due to the expiration of maintenance contracts as legacy machines are removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue. We expect this trend of declining service for real-time products to continue into the foreseeable future.

     Product Gross Margin. Product gross margin was $4.7 million for the three months ended March 31, 2007, a decrease of approximately $3.0 million, or 39%, from $7.7 million for the three months ended March 31, 2006. Product gross margin as a percentage of product revenue decreased to 45% in the three months ended March 31, 2007 from 51% in the three months ended March 31, 2006. Product gross margins, as a percentage of product revenue, decreased primarily due to a favorable real-time product mix during the prior year quarter. Product margins during the three months ended March 31, 2006 were generated by higher margin real-time hardware and software sales of first generation Aegis products with gross margins that were not replaced in the current year period by sales of second generation Aegis software. However, product gross margin for the three months ended March 31, 2007 benefited by approximately $0.3 million from a web client project for a Japanese cable distributor. The total gross margin for this project is approximately $0.6 million and is expected to be substantially completed by June 30, 2007. As of March 31, 2007, Concurrent has incurred approximately 50% of the total projected costs and has recognized revenue under the percentage-of-completion method of accounting. In addition, our margins have been adversely affected by on-demand product pricing pressure. Continued on-demand product pricing pressure may further impact product gross margins in the future.

     Service Gross Margin. The gross margin on service revenue increased approximately $0.6 million, or 24%, to $3.2 million, or 56% of service revenue in the three months ended March 31, 2007 from $2.6 million, or 46% of service revenue in the three months ended March 31, 2006. The increase in service margins was primarily due to efficiencies gained due to the termination of part of the service work-force. We expect to maintain similar service margins as we continue to scale down the infrastructure necessary to fulfill declining real-time product related contractual obligations.

     Sales and Marketing. Sales and marketing expenses decreased approximately $0.5 million, or 13% to $3.5 million in the three months ended March 31, 2007 from $4.1 million in the three months ended March 31, 2006. Decreasing sales and marketing expenses were primarily attributable to a $0.2 million reduction in salaries, wages and benefits and a $0.4 million reduction in commissions and marketing expenses, primarily associated with a decline in real-time product sales. Partially offsetting these cost savings, during the three months ended March 31, 2007, we incurred an additional $0.1 million in depreciation expense related to our new MediaHawk 4500 on-demand systems that are being used as demonstration systems for customers.

     Research and Development. Research and development expenses decreased approximately $0.3 million, or 6% to approximately $4.6 million in the three months ended March 31, 2007 from $4.9 million in the three months ended March 31, 2006. Decreasing research and development expenses were primarily attributable to the reduction in salaries, benefits and other employee related costs during the three months ended March 31, 2007, compared to the same period in the prior year, resulting from the termination of a part of our development and engineering workforce earlier in the fiscal year in an effort to reduce operating expenses.

     General and Administrative. General and administrative expenses increased $0.1 million, or 5% to $2.5 million in the three months ended March 31, 2007 from $2.4 million in the three months ended March 31, 2006. This increase is primarily due to higher legal expenses recorded during the three months ended March 31, 2007.

     Provision for Income Taxes. We recorded income tax expense for our foreign subsidiaries of $0.3 million in the three months ended March 31, 2007, primarily attributable to income earned in foreign locations that cannot be offset by net operating loss carryforwards.

     Net Loss. The net loss for the three months ended March 31, 2007 was $3.1 million or $0.04 per basic and diluted share compared to a net loss for the three months ended March 31, 2006 of $1.0 million or $0.01 per basic and diluted share.

THE NINE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2006


                                               NINE MONTHS ENDED
                                                    MARCH 31,
                                              -------------------
(DOLLARS IN THOUSANDS)                          2007       2006    $CHANGE   %CHANGE
                                              ---------  --------  --------  ---------
Product revenues                              $ 31,509   $38,826   $(7,317)    (18.8%)
Service revenues                                16,554    16,870      (316)     (1.9%)
                                              ---------  --------  --------  ---------
    Total revenues                              48,063    55,696    (7,633)    (13.7%)

Product cost of sales                           17,974    18,908      (934)     (4.9%)
Service cost of sales                            7,847     8,544      (697)     (8.2%)
                                              ---------  --------  --------  ---------
    Total cost of sales                         25,821    27,452    (1,631)     (5.9%)
                                              ---------  --------  --------  ---------

Product gross margin                            13,535    19,918    (6,383)    (32.0%)
Service gross margin                             8,707     8,326       381        4.6%
                                              ---------  --------  --------  ---------
    Total gross margin                          22,242    28,244    (6,002)    (21.3%)

Operating expenses:
  Sales and marketing                           11,985    12,415      (430)     (3.5%)
  Research and development                      13,346    14,090      (744)     (5.3%)
  General and administrative                     7,751     7,297       454        6.2%
                                              ---------  --------  --------  ---------
    Total operating expenses                    33,082    33,802      (720)     (2.1%)
                                              ---------  --------  --------  ---------

Operating loss                                 (10,840)   (5,558)   (5,282)      95.0%

Interest income (expense) - net                    (31)      137      (168)      NM     (1)
Other income (expense) - net                      (127)      673      (800)      NM     (1)
                                              ---------  --------  --------  ---------

Loss before income taxes                       (10,998)   (4,748)   (6,250)     131.6%

Provision for income taxes                         461        87       374       NM
                                              ---------  --------  --------  ---------

Net loss                                      $(11,459)  $(4,835)  $(6,624)     137.0%
                                              =========  ========  ========  =========

     (1) NM denotes percentage is not meaningful

     Product Sales. Total product sales in the nine months ended March 31, 2007 were $31.5 million, a decrease of approximately $7.3 million, or 19%, from $38.8 million in the nine months ended March 31, 2006. The decrease in product sales resulted from the $7.9 million, or 41%, decrease in real-time product sales to $11.3 million in the nine months ended March 31, 2007 from $19.2 million in the nine months ended March 31, 2006. This decrease was due to significantly lower sales of our first-generation Aegis products to Lockheed-Martin.

     Partially offsetting the decrease in real-time product sales, on-demand product sales increased approximately $0.6 million, or 3%, to $20.2 million in the nine months ended March 31, 2007 from $19.6 million in the nine months ended March 31, 2006. The increase in on-demand product revenue was driven by $1.7 and $0.7 million increases in sales to North America and Asia, respectively. The increase in sales was primarily generated by an increase in revenue from on-demand system and storage expansion, some of which included our newest MediaHawk 4500 on-demand system and approximately $1.2 million of revenue from a Japanese cable distributor for a web client project. The total revenue for this project is approximately $2.5 million and is expected to be substantially completed by June 30, 2007. As of March 31, 2007, Concurrent has incurred approximately 50% of the total projected costs and has recognized revenue under the percentage-of-completion method of accounting. Partially offsetting the increase was a decrease in European on-demand product revenue during the nine months ended March 31, 2007 of $1.8 million, compared to the nine months ended March 31, 2006. The decrease in European on-demand product revenue resulted from significant initial site deployments of on-demand systems in the prior fiscal year. During the nine months ended March 31, 2007, European on-demand product revenue was driven by expansions of existing sites, which generated less sales volume than initial deployments. Fluctuation in on-demand revenue is often due to the fact that we have a small base of large customers making periodic large purchases that account for a significant percentage of revenue.

     Service Revenue. Total service revenue for the nine months ended March 31, 2007 was $16.6 million, a decrease of approximately $0.3 million, or 2%, from $16.9 million for the nine months ended March 31, 2006. Service revenue associated with on-demand products remained relatively flat year over year.

     Service revenue related to real-time products decreased by $0.3 million, or 4%, during the nine months ended March 31, 2007, compared to the same period in the prior year. Service revenue associated with real-time products continued to decline primarily due to the expiration of maintenance contracts as legacy product were removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue. We expect this trend of declining service for real-time products to continue into the foreseeable future.

     Product Gross Margin. Product gross margin was $13.5 million for the nine months ended March 31, 2007, a decrease of approximately $6.4 million, or 32%, from $19.9 million for the nine months ended March 31, 2006. Product gross margin as a percentage of product revenue decreased to 43% in the nine months ended March 31, 2007 from 51% in the nine months ended March 31, 2006. Product gross margins, as a percentage of product revenue, decreased primarily due to a favorable real-time product mix during the prior year period. Product margins during the nine months ended March 31, 2006 were generated by higher margin real-time hardware and software sales of first generation Aegis products with gross margins that were not replaced in the current year period by sales of second generation Aegis software. However, product gross margin for the nine months ended March 31, 2007 benefited by approximately $0.3 million from a web client project from a Japanese cable distributor. The total gross margin for this project is $0.6 million and is expected to be substantially completed by June 30, 2007. As of March 31, 2007, Concurrent has incurred approximately 50% of the total projected costs and has recognized revenue under the percentage-of-completion method of accounting.

     In addition, our margins have been adversely affected by on-demand product pricing pressure in the nine month period. Also, our margins were further impacted by an additional $0.5 million of amortization expense incurred during the nine months ended March 31, 2007 compared to $0.4 million of amortization expense for the nine months ended March 31, 2006, related to the acquired Everstream technology.

     Service Gross Margin. The gross margin on service revenue increased approximately $0.4 million, or 5%, to approximately $8.7 million, or 53% of service revenue in the nine months ended March 31, 2007 from approximately $8.3 million, or 49% of service revenue in the nine months ended March 31, 2006. The increase in service margins was primarily due to efficiencies gained from the termination of part of the service work-force. We expect to maintain similar service margins as we continue to scale down the infrastructure necessary to fulfill declining real-time product related contractual obligations.

     Partially offsetting the impact of lower service revenue on service gross margins was the fact that service cost of sales decreased $0.7 million, or 8%, during the nine months ended March 31, 2007, compared to the same period in the prior year. During the nine months ended March 31, 2007 we incurred an additional $0.3 million in severance expense, as we have scaled down the infrastructure necessary to fulfill declining real-time product related contractual obligations. This incremental severance expense was more than offset by a $0.9 million savings in salaries, wages and benefits during the nine months ended March 31, 2007, compared to the same period in the prior year from the employee work-force reductions in fiscal 2007.

     Sales and Marketing. Sales and marketing expenses decreased approximately $0.4 million, or 3%, to approximately $12.0 million in the nine months ended March 31, 2007 from approximately $12.4 million in the nine months ended March 31, 2006. This decrease is primarily due to a $0.5 million reduction in salaries, wages and benefits during the nine months ended March 31, 2007, compared to the same period in the prior year, resulting from the termination of a part of our sales and marketing workforce during the beginning of our fiscal year 2007, in an effort to reduce operating expenses. Additionally, we experienced a $0.4 million reduction in commissions primarily associated with a decline in real-time product sales. Offsetting these cost savings, we incurred an additional $0.2 million in severance as a result of these terminations, compared to the same period of the prior year. We also incurred an additional $0.3 million in depreciation expense related to our new MediaHawk 4500 on-demand systems that are being used as demonstration systems for customers during the nine months ended March 31, 2007, compared to the same period of the prior year.

     Research and Development. Research and development expenses decreased approximately $0.7 million, or 5% to approximately $13.3 million in the nine months ended March 31, 2007 from approximately $14.1 million in the nine months ended March 31, 2006. Decreasing research and development expenses were primarily attributable to the $0.7 million reduction in salaries, benefits and other employee related costs during the nine months ended March 31, 2007, compared to the same period in the prior year, resulting from the termination of a part of our development and engineering workforce during the beginning of our fiscal year 2007 in an effort to reduce operating expenses. Partially offsetting these cost savings, we incurred an additional $0.1 million in severance as a result of these terminations, compared to the same period of the prior year.

     General and Administrative. General and administrative expenses increased $0.5 million, or 6% to $7.8 million in the nine months ended March 31, 2007 from $7.3 million in the nine months ended March 31, 2006. During the nine months ended March 31, 2007, our chief operating officer was terminated and, pursuant to his employment agreement, he will receive one year of severance equal to the value of his salary and benefits. This action resulted in approximately $0.4 million of additional severance expense during the nine months ended March 31, 2007. Additionally, we recorded $0.4 million of additional legal expenses, partially offset by a $0.1 million decrease in outside accounting expenses year over year.

     Interest expense. Interest expense for the nine months ended March 31, 2007 increased $0.1 million due to the accrual of interest on past due withholding tax payments.

     Other income (expense). Other expense of $0.1 million for the nine months ended March 31, 2007 related to withholding taxes due on intercompany interest earned over the past several years by one of our wholly owned subsidiaries.

     During the nine months ended March 31, 2006, other income of $0.7 million related to a refund from the Australian Tax Authority. This refund related to previous withholding tax payments, over many years, on intercompany charges with our Australian subsidiary. These charges and the related withholding tax refund are unrelated to the withholding tax accrued during the nine months ended March 31, 2007. Expense associated with previous payments was originally recorded to "other expense" within our Consolidated Statement of Operations; therefore, we have recorded the refund to "other income" within our Consolidated Statement of Operations.

     Provision for Income Taxes. We recorded income tax expense for our foreign subsidiaries of $0.5 million in the nine months ended March 31, 2007, primarily attributable to income earned in foreign locations that cannot be offset by net operating loss carryforwards.

     Net Loss. The net loss for the nine months ended March 31, 2007 was $11.5 million or $0.16 per basic and diluted share compared to a net loss for the nine months ended March 31, 2006 of $4.8 million or $0.07 per basic and diluted share.

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

  - the timing of product shipments, which typically occur during the last month of the quarter;

  - the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles; and

  - the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases.

Uses and Sources of Cash

     We used $3.3 million of cash from operating activities during the nine months ended March 31, 2007 compared to using $4.1 million of cash during the same period of the prior year. The use of cash from operations for the nine months ended March 31, 2007 was primarily due to an increase in operating losses, partially offset by sources of cash from a decrease in inventories and an increase in accounts payable and accrued expenses. Prior period cash usage resulted from both operating losses and increases in accounts receivable and prepaid and other assets.

     We invested $2.1 million in property, plant and equipment during the nine months ended March 31, 2007 compared to $1.4 million during the nine months ended March 31, 2006. Capital additions during each of these periods related primarily to product development and testing equipment. During the nine months ended March 31, 2007, we also incurred $0.6 million in capital expenditures for our new MediaHawk 4500 on-demand systems that are being used as demonstration systems for customers. We expect to continue at a similar level of capital additions during the remainder of this fiscal year.

     On December 22, 2006, we entered into an Amended and Restated Loan and Security Agreement (the "Credit Agreement") with Silicon Valley Bank (the "Bank"). The Credit Agreement amends and restates our then existing outstanding credit facilities with the Bank and provides for a $10.0 million revolving credit line (the "Revolver") with a borrowing base dependent upon our outstanding domestic and Canadian accounts receivable. The Credit Agreement requires us to pay minimum monthly interest payments of $10,000, regardless of whether any amounts have been advanced under the Revolver. The interest amount will be based upon the amount advanced and the rate varies based upon our accounts receivable and the amount of cash in excess of debt. The interest rate on the Revolver was 8.75% as of March 31, 2007. The Credit Agreement also has an early termination fee equal to 100% of the remaining minimum monthly interest payments. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility. The Credit Agreement expires on December 22, 2007 unless we obtain subsequent equity financing in excess of $10.0 million, in which case it will expire on December 22, 2008. We used a portion of the Revolver to repay our existing term loan as of the date of the Credit Agreement. Based on the borrowing formula and our financial position as of March 31, 2007, $9.9 million was available to us under the Revolver. As of March 31, 2007, we had drawn $1.1 million under the Revolver that was used to repay our previous term loan, resulting in $8.8 million of remaining available funds under the Revolver.

     In addition, the Credit Agreement contains certain financial covenants, including a required adjusted quick ratio (the ratio of certain highly liquid assets to current liabilities (less the current portion of deferred revenue)) of at least 1.25 to 1.00 and a minimum tangible net worth of at least $8.0 million, as of March 31, 2007. The Credit Agreement also contains customary restrictive covenants concerning our operations. As of March 31, 2007, our adjusted quick ratio was 1.65 to 1.00 and our tangible net worth was $9.4 million. As of March 31, 2007, we were in compliance with these covenants. If we violate the covenants discussed above, and our lender is unwilling to grant forbearance, waivers or amendments, our lender could accelerate the maturity of amounts then outstanding under the credit agreement and we would not be able to borrow under the credit agreement, which would have a material adverse effect on our liquidity position.

     On August 1, 2006, we entered into an unsecured short-term note payable, to finance insurance premiums, totaling $690,000. The note payable matures on April 25, 2007 and bears interest at 6.80% with $71,000 monthly payments of principal and interest. As of March 31, 2007, the balance of this short-term note payable was $71,000.

     At March 31, 2007, we had working capital of $8.0 million and had no material commitments for capital expenditures compared to working capital of $17.4 million at June 30, 2006. Based on the information currently available we believe that existing cash balances combined with a credit facility and anticipated sales and collections will be sufficient to meet our liquidity requirements for the next twelve months. However, unless and until our revenue increases and stabilizes, it is likely that we will continue to use cash from operating activities. If we continue to use cash from operating activities, we may be forced to take certain measures to continue the business, such as raising additional funds through an offering of stock at a discounted price, further employee reductions, re-capitalization or reorganization transactions at undesirable prices, sale transactions, incurring significant debt at above market rates, or seeking bankruptcy protection. We expect that we will report a net loss for fiscal 2007 and will continue to use cash from operating activities.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     Our contractual obligations and commercial commitments are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2006. On December 22, 2006, we entered into a Credit Agreement with Silicon Valley Bank that amends and restates our then existing outstanding credit facilities. See the "Liquidity and Capital Resources" section of Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information. There have been no other material changes to our contractual obligations and commercial commitments during the nine months ended March 31, 2007.

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

     Other important risk factors are discussed in Item 1A, "Risk Factors" of this Quarterly Report on Form 10-Q for the nine months ended March 31, 2007, and our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

     We conduct business in the United States and around the world. Our most significant foreign currency transaction exposure relates to the United Kingdom, Western European countries that use the Euro as a common currency, Australia, and Japan. We do not hedge against fluctuations in exchange rates and believe that a 10% upward or downward fluctuation in foreign currency exchange rates relative to the United States dollar would not have a material impact on future earnings, fair values, or cash flows.

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

PART II     OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not presently involved in any material litigation, but have the following matters pending:

  -  Vicor, Inc. v. Concurrent Computer Corporation, Essex Superior Court,
     ----------------------------------------------
     Massachusetts, Civil Action No. C5-1437A. This suit was filed August 18, 2005 requesting declaratory relief regarding a contractual dispute between the parties. On March 8, 2006, after briefing and arguments, the case was dismissed for resolution by arbitration. Vicor unsuccessfully appealed the matter and unsuccessfully moved to stay the arbitration (Case No. 32 181 Y 00738 05). The arbitration is proceeding in Florida.

ITEM 1A.     RISK FACTORS

CERTAIN PATENTS LICENSED TO CONCURRENT MAY NOT PASS TO AN ACQUIRER.

     We have a license to a significant portfolio of video streaming patents that was originally granted to us by Thirdspace Living Ltd. ("Thirdspace") and subsequently regranted to us by Alcatel when Alcatel purchased the portfolio from Thirdspace. The portfolio includes U.S. Patent Nos. 5,623,595 and 5,805,804 ("Subject Patents"). Although our license from Alcatel does not, on its face, terminate upon a merger, acquisition, or change in control of Concurrent, a November 2000 agreement regarding the Subject Patents and entered into by Thirdspace may have the effect of terminating our license to the Subject Patents upon a merger or acquisition that results in a change in control of Concurrent. This license limitation does not affect current operations, but upon a change of control the successor could face a lawsuit for selling on-demand products. We currently are working to eliminate or mitigate the impact of this limitation, but we cannot assure that we will be successful in altering this limitation on favorable terms, or at all. This limitation may make it more difficult to pursue, and may result in less favorable terms for us in connection with, a sale of the company, a sale of one of our businesses or any other business combination transaction should such an opportunity arise.

WE HAVE SUBSTANTIAL LIQUIDITY NEEDS AND FACE SIGNIFICANT LIQUIDITY PRESSURE.

     At March 31, 2007, our cash and cash equivalents were $8.8 million. Our Credit Agreement contains certain financial covenants, including a requirement that we maintain a minimum tangible net worth of at least $8.0 million. As of March 31, 2007, our tangible net worth was $9.4 million. If we continue to use cash from operating activities and do not obtain equity financing we may violate this covenant. If we violate the minimum tangible net worth covenant in our Credit Agreement, and our lender is unwilling to grant forbearance, waivers or amendments, our lender could accelerate the maturity of amounts then outstanding under the Credit Agreement, which would have a material adverse effect on our liquidity position. In such a case we may be forced to take certain measures to continue the business, such as raising additional funds through an offering of stock at a discounted price, further employee reductions, re-capitalization or reorganization transactions at undesirable prices, sale transactions, incurring significant debt at above market rates, or seeking bankruptcy protection.

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

10.1     Consulting Services Agreement dated as of March 8, 2007 among the Registrant and TechCFO LLC and Emory O. Berry (incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 9, 2007).

10.2     Indemnification Agreement between the Registrant and Emory O. Berry, dated March 8, 2007
         (incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 9, 2007).

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


Date:  May 7, 2007                 CONCURRENT COMPUTER CORPORATION


                                   By: /s/ Emory O. Berry
                                       -------------------
                                   Emory O. Berry
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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

10.1    Consulting Services Agreement dated as of March 8, 2007 among the Registrant and TechCFO LLC and Emory O. Berry (incorporated by reference to the Registrant's Current Report on Form 8-K filed on
        March 9, 2007).

10.2    Indemnification Agreement between the Registrant and Emory O. Berry, dated March 8, 2007
        (incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 9, 2007).

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