Form 10-K
period 2007-06-30
CONCURRENT COMPUTER CORP/DE
filed 2007-08-31
CIK 749038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number: 0-13150
Concurrent Computer Corporation
(Exact name of registrant as specified in its charter)

Delaware
(State of Incorporation)

04-2735766
(I.R.S. Employer Identification No.)

4375 River Green Parkway, Suite 100, Duluth, Georgia 30096
(Address of principal executive offices, including zip code)

(678) 258-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    Common Stock, $0.01 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2006 was approximately $130 million based on the closing price of $1.81 of our common stock as reported by the NASDAQ Global Market on December 29, 2006.  There were 83,230,000 shares of common stock outstanding as of August 27, 2007.

Certain portions of the Registrant's Proxy Statement to be used in connection with Registrant's 2007 Annual Meeting of Stockholders scheduled to be held on October 24, 2007 are incorporated by reference in Part III hereof.

Concurrent Computer Corporation
2007 Form 10-K Annual Report

PART I

Certain statements made or incorporated by reference in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the federal securities laws.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results are discussed below under the heading “Risk Factors”.  Our forward-looking statements are based on current expectations and speak only as of the date of such statements.

Item 1. Business.

Overview

We are a provider of computer systems and software systems for the video-on-demand (VOD) market and the high-performance real-time market.  We approach the two markets as one company with two product lines, on-demand and real-time.

Our on-demand products consist of hardware and software as well as integration services, sold primarily to broadband companies that have upgraded their networks to support interactive, digital services.  These on-demand systems enable broadband telecommunication providers, mainly cable television systems, to stream video content to their digital subscribers with digital set-top boxes or personal computers and then measure the use and success of the streamed content.  Once enabled, the subscribers can view and control the video stream at any time with familiar interactive functionality such as fast-forward, rewind, and pause.  The largest broadband companies in the U.S. and abroad have begun deploying on-demand services to their residential markets.  Currently, 165 markets worldwide, with approximately 26.5 million basic subscribers, utilize our systems to deliver video streams.  Our data analysis software, sold through our on-demand subsidiary, Everstream, quantifies subscriber VOD usage and other important system parameters and has been selected for deployment to over 26 million digital subscribers in 200 markets worldwide.

Our real-time products consist of real-time operating systems and software development tools combined, in most cases, with off-the-shelf hardware and services sold to a wide variety of companies seeking high-performance, real-time computer solutions for use in various applications requiring low-latency response such as simulation, image generation, hardware-in-the-loop testing and data acquisition.  These real-time products are specially designed for use with applications that acquire, process, store, analyze and display large amounts of rapidly changing information in real time – that is, with microsecond response times as changes occur.  We have over 40 years of experience in high-performance computing systems, including specific expertise in operating systems, computer hardware, application software, debugging and analysis tools, and networking.  Our systems and software support applications in the information technology, simulation and training, financial, data acquisition, and industrial process control markets.

We were incorporated in Delaware in 1981 under the name Massachusetts Computer Company.

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available, free of charge, on our website located at www.ccur.com, as soon as reasonably practicable after filing with the Securities and Exchange Commission (“SEC”).  We have adopted a code of ethics that is applicable to all employees as well as a code of ethics applicable to our principal executive, financial, and accounting officers.  Both of these ethics policies are posted on our website located at www.ccur.com.  Copies will be furnished upon written request to the Company at the following address:  Attn:  Secretary, 4375 River Green Parkway, Suite 100, Duluth, Georgia  30096.  If we amend or change either code of ethics or grant a waiver under either code, we will disclose these events through our website.

The VOD Market

Technological developments have laid the groundwork for digitally upgraded, two-way capable networks that enable broadband companies to deliver on-demand services to their digitally enabled subscribers.  As of December 2006, according to Kagan Research, LLC, there were 112.6 million North American households passed by cable and of these homes, approximately 65.6 million were basic cable subscribers, with approximately 34.0 million of these basic subscribers also being digital subscribers.  Of those digital subscribers, 30.2 million had access to VOD as of March 2007, up from 25.2 million in May 2006.

We believe our on-demand systems offer the following improvements over other home video sources:

•
Convenience Without Late Fees.  On-demand products eliminate travel to obtain and return rentals and eliminate late charges.  No other service offers the convenience of on-demand, which enables customers to watch any video in the library at any time.

•	Interactivity. On-demand products enable a subscriber to view content at any time with interactive capabilities such as play, rewind, fast-forward and pause.

•
Greater Content.  On-demand products enable our customers to make large amounts of content immediately available to their subscribers, an advantage over mail-order media sources.  Our customers utilize both free on-demand and subscription on-demand services.  These offerings help create awareness and understanding of on-demand television.    They are compelling services that cannot be duplicated by satellite broadcasters, and thus, reduce subscriber churn.

•
No Special Recorder Box Necessary. A digital video recorder (DVR) is an additional set-top device or an enhanced set-top device that enables a user to record programming on a hard disk drive for playback after the “live” program began with interactive functionality on the saved content.  Our on-demand products have the capability to provide all the benefits of a DVR box from within the network (network DVR or nDVR), thus eliminating the need for such a set-top device.  nDVR services further do not require subscribers to plan recording, purchase or rent a DVR device, install and maintain the device, update the device and learn how to operate the device.  Additionally, since on-demand is network based, broadband companies can incrementally add storage more economically and efficiently, whereas storage on a DVR device is typically not as easy to increase.  Finally, and perhaps most importantly, DVRs are expensive devices that we believe are inconsistent with the broadband companies' long-range plans for the availability of on-demand services.

•
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

We believe that on-demand is a key strategic competitive initiative for broadband companies because it provides them with an opportunity to differentiate their service offerings from digital broadcast satellite providers, which are technically unable to duplicate the full functionality of VOD.  Further, we believe on-demand will provide cable and other telecommunication companies access to new revenue generating opportunities, increase subscriber satisfaction and reduce subscriber churn.

We believe that on-demand also will be a strategic differentiator for telephone companies as they seek to expand services beyond the delivery of voice.  Cable companies are offering voice services and, thus, competing for telephone company customers.  In response, the telephone companies have begun to expand into television and, we expect, will deploy on-demand products for the same reasons that cable companies have.

The Real-Time Computing Markets

Our real-time products offer unique solutions for a wide-range of applications that require state-of-the-art, time-critical software and hardware technology.  The operating systems we provide typically offer high-performance computation and high data throughput, with predictable and repeatable responses to time-critical events.  Our real-time products are currently used in host, client-server, and embedded and distributed computing solutions.  Applications that utilize our operating system and development tools include the following:

•
Simulation and Training.  Man-in-the-loop (MITL) simulation and training and hardware-in-the-loop (HITL) simulation.  Examples of MITL applications are training simulators for commercial and military aviation, vehicle operation, mission planning and rehearsal.  HITL solutions are constructed to create accurate simulations to verify hardware designs for applications such as engineering design for power plants, avionics and automotive subsystems.  We have announced plans to introduce a complete software environment for developing and executing real-time MITL and HITL simulations, known as the SIMulation Workbench™.

•
Data Acquisition.  Applications that perform environmental analysis and display, engine testing, range and telemetry systems, shock and vibration testing, weather satellite data acquisition and forecasting, intelligence data acquisition and analyses, and command and control.

•
Image Generation. Image generation applications requiring scalable, commercial-off-the-shelf graphics technology for the highest levels of computer-generated image quality and fidelity, compatibility with the latest industry-standard components from leading graphics suppliers and improved customer value versus proprietary solutions.

•
Industrial Process Control. Applications such as plant monitoring and control systems that ensure safety and reliable operation in industrial environments. Examples are gas and oil pipeline supervision, power plant control systems and manufacturing monitoring.

•
Information Technology.  Data processing applications that require high reliability and time-critical response to user action with minimal interrupt latency such as applications used for stock and bond trading, financial analysis and other financial transaction systems.

•
Other Markets. We have expanded our focus to include other markets that require a low-latency, time-critical backbone such as medical imaging, air traffic control, financial trading and telecommunications test systems.

Business Strategy

On-Demand Product Line

Our on-demand strategy is comprised of the following primary initiatives:

•
North American Cable.  We have been selected to supply on-demand systems for 106 North American cable markets.  Our primary customers include, in alphabetical order, Blue Ridge Communications, Bright House Networks, Charter Communications, Inc., Cogeco, Inc., Comcast Corporation, Cox Communications, Inc., Knology, Inc., Mediacom Communications Corporation, Time Warner, Inc., and Vidéotron Ltée.  We intend to focus on continuing to serve these customers and add to our customer base by providing the product innovations and customer support that we believe the cable companies need to succeed.  It is our goal to provide the highest quality products and support so that we enable our customers to succeed with their customers.

•
Data Analytics.  With the continuing success of VOD, in October 2005 we closed the acquisition of Everstream, a company providing data measurement and reporting software to broadband companies.  We plan to continue to develop this software to expand its capabilities for our broadband customers so they can better understand the systems’ overall quality of service, system capacity utilization and how video content is viewed by consumers.  We expect product developments will be aimed at capacity utilization, audience measurement and ad insertion.

•
International Cable.  We believe the rollout of residential on-demand service internationally over cable television systems is progressing well.  We have been deployed in 27 international cable markets in Japan, Korea, China and Estonia.  We have been commercially deployed in Korea by Broadband Solutions, Inc., Cable and Multimedia Communications Ltd. and Korea Digital Cable Media Center Co., Ltd., in China by Shekou CATV, in Japan by Jupiter Telecommunications, Inc. and in Estonia by Scansatel.  We will continue to pursue relationships with international cable companies.

•
Telecommunications Markets.  We believe the international rollout of residential VOD services over DSL-based networks is progressing well.  We have been deployed in 42 international telco markets by several international telcos, including Telecom Italia, Austria Telecom, Cyta Telecom (in Cypress), Sistema in Russia, Auna in Spain, KPN in the Netherlands, Hanasanet in Germany and France Telecom.  These opportunities have been obtained through a reseller agreement signed in June 2003 and extending to June 2008 with Alcatel-Lucent pursuant to which we are Alcatel-Lucent’s preferred on-demand solution on their platform for resale throughout the world.  However, we intend to pursue relationships with other integrators and international telecommunication companies in order to take advantage of opportunities as they arise.  Additionally, we are currently pursuing North American Telco opportunities.

•
Innovate to Improve the On-Demand Viewing Experience.  We intend to continue to focus on the development of future on-demand technologies to remain a technology leader by improving streaming, storage and content ingest flexibility, asset management, the subscriber’s navigation experience, encryption techniques, nDVR applications, business analytics, advertising applications, and functionality.  We recently announced the launch of MediaCache 1000, our first media storage product utilizing flash solid state drive (SSD) memory, providing high reliability and significantly improving throughput available from SSD.

Real-Time Product Line

Our real-time strategy is comprised of the following primary initiatives:

•
Establish Our Real-Time Linux Operating Systems as the DeFacto Standard for Real-Time Computing.  As the high-performance, real-time, computing market shifted to open systems, we introduced new products to meet these open system requirements while maintaining support for our proprietary systems.  The market for open software has grown dramatically and we believe we can position our products (RedHawk and SUSE Linux Enterprise-Real Time) as the standard open software real-time operating system.  We are seeking to accomplish this through direct sales and by partnering with established industry providers of both software and hardware to resell our products as a software-only product.

•
Real-Time Operating System Sales on Commercial-Off-The-Shelf Hardware Platforms.  Our strategy strikes a balance between offering upgrades for our legacy Unix system offerings and customer investment in our open-source Linux® operating systems and our integrated hardware solutions (called iHawk™) that include our real time operating systems.  Our iHawk family is a line of commercial off-the-shelf Intel® Xeon™ and AMD Opteron™ servers available in single, dual, quad, and 8-way processor models including new quad-core models.  iHawks are available in a wide-range of configurations and include our Real-Time Clock and Interrupt Module.  We expect that the on-going introduction of a wide-range of Intel and AMD servers running our Linux operating systems will allow us to compete for a broad range of business opportunities.

•
NightStar® Tool Suite.  Our NightStar tool suite is a collection of software debugging and analysis products that enable our customers to perform diagnostic tests on the applications they have developed and system tuning for use on our Linux® open source and proprietary real-time operating systems   We recently announced a new version of this popular software tool set which features a complete user interface makeover that makes it more flexible and easier to use on multi-core environments.

Products and Services

Our products fall into two principal groups, on-demand systems and real-time systems.  In addition, we provide technical support to all of our customers.  The percentage of total revenue contributed by our on-demand and our real-time products and service offerings are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Annual Report on Form 10-K.

On-Demand Products

Our on-demand systems are typically located at the network operator’s headend or hub in a distributed or centralized architecture with a small software module residing on the subscriber’s set-top-box.  When a subscriber selects a certain piece of video content from an on-screen menu, a dedicated video session is established between our video server and the digital set-top-box in the subscriber's home via the resource manager over the broadband network.  The selected video content is accessed from the video server where it is stored at either a headend or a hub.  The purchase is typically captured by our back-office software, creating a billing and royalty record for the broadband company’s billing system.  Our Everstream products integrate with VOD systems provided by us or our competitors and capture information from the VOD systems and organize and report that information to the broadband provider.

MediaHawkTM On-Demand Platform.  Our MediaHawk 4500 high performance video-on-demand  system combines commercial-off-the-shelf hardware sourced from leading Original Equipment Manufacturers (OEMs) suppliers with our own proprietary software.  It includes the MediaHawk 4500 Video Server, the MediaStore 2000 storage system, the MediaCache 1000 solid state storage system, and the MediaMatrix Interconnect switching fabric.  We believe our modular approach provides our customers with the ability to better manage their initial deployments, expand those deployments, and add new services.  As of June 30, 2007, we had shipped a total of 3,879 MediaHawk video servers with a total capacity of 1,153,804 streams in 165 deployments serving approximately 26.5 million basic subscribers.  Our design goal is to provide seamless end-user viewing of the highest quality.  Our on-demand systems enable broadband companies to automate the movement of content from one storage location to another based upon demand and other network requirements.  This feature enables the most efficient streaming and storage of content.  We have applied for multiple patents to protect the architecture and design of our on-demand platform.

Our On-Demand Platform includes the following software components:

•
Resource Manager.  Our resource manager is a software component that establishes the network connection that allows video to be streamed to the home over the broadband operator’s network as a dedicated session.  The resource manager is designed to route video streams in the most efficient manner available at any given time.

•
MH BOSS.  Our MH BOSS is a business management system composed of a relational database supporting subscriber and provider data management.  The supported applications include customer access management, content distribution management, order management, royalty management, billing interfaces and marketing analysis.

•
Real Time Media System.  Our Real Time Media System is software that enables our customers to capture broadcast television programming at the time of broadcast and simultaneously digitally encode, store and propagate the captured programs for future viewing by subscribers.  The TimeWarner Cable Start Over initiative is enabled by this module.

•
Client.  Our client is a software module with very small memory and processor requirements that resides on each digital set-top-box, empowering the subscriber to browse and select on–demand content with complete interactive control.

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

Everstream® Data SuiteTM.  Our Everstream Data Suite is the foundation to our comprehensive data collection, reporting, analytics, and ad insertion platforms, enabling universal data collection from multiple vendor systems. Everstream's Data Suite is a complete solution for collecting data from disparate interactive TV (iTV) systems and platforms, scrubbing and transforming that data into standardized information, and storing that data within a standard data warehouse model.  This enables our customers, broadband companies deploying iTV services, to use Everstream applications to leverage data from all of their systems. Data Suite is built upon open relational database standards using proven Oracle technology and is integrated with the leading technologies that power iTV and on-demand services including SeaChange, Concurrent, C-COR, Motorola/Broadbus, Cisco/Arroyo, Kasenna, TANDBERG, Navic, Microsoft TV, Cisco ACNS, Real Networks, and Windows Media, as well as supports data from all major billing systems including Convergys, DST/Innovis, and CSG.

Once our Everstream Data Suite product has captured operational information from our customers’ diverse iTV services, that information can be leveraged, correlated, and interpreted empowering marketing, programming, advertising, and operations teams to seamlessly analyze usage, revenue, and quality of services.  This intelligence provides new ways to compete by quickly identifying opportunities for revenue growth, operational efficiencies, and reduction of subscriber defection.  This information can be utilized by the following Everstream modules:

•
Oi™ for VOD. Everstream's Oi provides operations and engineering teams with crucial insight into service performance and subscriber experience for digital services such as video on demand. Oi enables clear and concise summaries of metrics and trends, with the ability to apply and track organization-wide targets.

•
Xi™ for VOD.  Everstream's Xi provides market-to-market comparison, trending, and correlation analysis on the key performance metrics of interactive services.  We believe Xi provides the industry’s most comprehensive insight into the impact of iTV offerings across multiple locations, platforms, and services.

•
CiTM  or Campaign Director. Ci is a centralized, enterprise application server and data warehouse system for managing advertising campaigns across single or multiple system networks. Ci represents Everstream’s fourth generation of distributed ad campaign management technology for iTV and broadband platforms including video on demand.  Ci is comprised of two applications: the Campaign Director and the Campaign Decision Engine.  Campaign Directors are normally licensed to cable and broadband operators, while Campaign Decision engines are licensed to iTV and broadband partners for inclusion as part of their product strategy.  A third level system is available for content providers working with licensed MSOs.  Ci is built upon Java J2EE Enterprise Java Bean technology, giving it enterprise scalability, reliability and portability to different hardware and operating system platforms.

•
ReportOneTM Template Sets. Everstream provides a series of template sets to meet the standard demands of the broadband industry including templates for VOD and long-format advertising.  These templates provide flexible query, filter, sort, grouping, and output of event, content, and subscriber level data from your interactive systems, supporting all major on-demand vendors and platforms such as Cognos ReportNet.  These templates may be used “out-of-the-box” or modified by our customers or ourselves to meet specific business requirements.

Real-Time Products

Our principle real-time products are:

•
SUSE Linux Enterprise-Real Time. SUSE Linux Enterprise-Real Time (SLERT), provided in partnership with Novell is an industry standard, real-time version of the Novell open source Linux operating system for Intel/AMD-based multiprocessors.  SLERT provides the performance needed in time-critical environments. We believe SLERT is the best Linux solution for a broad range of deterministic applications such as financial trading, telecommunications, modeling, simulation, data acquisition, industrial control and medical imaging systems. Properly configured, SLERT guarantees that a user-level application can respond to an external event in less than 30 microseconds.  SLERT achieves its superior real-time performance through key kernel enhancements we developed.  SLERT includes all the standard features of SUSE Linux including its user-level commands, utilities and system administration. SLERT user libraries provide access to its value-add features that are not part of other Linux offerings. SLERT is fully compatible with standard Linux user-level APIs, thus Linux applications written for other Linux distributions will run without modification.

•
RedHawk™ Linux.  RedHawk Linux is an industry-standard, POSIX-compliant, real-time version of the open source Linux operating system. RedHawk Linux, compatible with the popular Red Hat® Linux distribution, provides high I/O throughput, guaranteed fast response to external events, and optimized interprocess communication.  RedHawk is the ideal Linux environment for the complex real-time applications found in simulation, data acquisition, and industrial systems control. RedHawk also maintains third-party software compatibility with Red Hat Linux, allowing us to take advantage of the full range of third-party software applications that run on Red Hat.  RedHawk achieves real-time performance by means of a multithreaded, fully-preemptable real-time kernel with low-latency enhancements developed by Concurrent. RedHawk's true symmetric multiprocessing support includes load-balancing and CPU shielding to maximize determinism and real-time performance in mission-critical solutions.

•
iHawk™.  Our iHawk servers, based on Intel Xeon or AMD Opteron technologies, feature our real-time Linux operating systems and our Real-Time Clock and Interrupt Module.  iHawk multiprocessing systems are extensively deployed in simulation, data acquisition and industrial process control applications, and satisfy scientific and other complex computing requirements.

•
ImaGen™.  ImaGen is our imaging platform for simulation and modeling applications that require high-performance image generation.  ImaGen Linux-based visual servers provide multiple channels of state-of-the-art visualization and graphics performance.  High-end image generation, once achievable only on large, costly, dedicated visual systems, is provided by ImaGen servers employing COTS graphics technology.  Typical ImaGen imaging applications include civil and military simulation, mission planning, homeland security, scientific and medical visualization, architectural design, energy exploration and entertainment.

•
Power Hawk®.  Power Hawk is our family of scalable, real-time UNIX-based advanced VersModular Eurocard (VME) systems capable of supporting data acquisition, simulation and industrial process control applications.  The Power Hawk line features Motorola PowerPC processors and is available in single, dual and quad central processing unit (CPU) versions.

•
Model 3200-2000. The Model 3200-2000 is an upgrade to our Series 3200 family of high-performance proprietary platforms. Model 3200-2000 provides additional processing power and system throughput required by demanding real-time applications. Model 3200-2000 runs our proprietary OS/32 real-time operating system.

•	PowerMAX Operating System. The PowerMAX operating system is our highly-deterministic UNIX-based operating system used on our Power Hawk systems.

•
NightStar™ Tools.  The NightStar development tools help users debug and analyze their application software running under the following operating systems:  Concurrent RedHawk Linux, Red Hat Enterprise Linux, SUSE Linux Enterprise-Real Time, SUSE Linux Enterprise Server and SUSE Linux Enterprise Desktop operating systems and Concurrent PowerMAX OS.  We recently released a new version of the NightStar tools with expanded features and a new user interface.

Services

Customer Support.  We offer worldwide hardware and software maintenance and support services for our products.  Services include installation, integration, training, on-site maintenance, 24x7 telephone support, return-to-factory warranty, depot repair, and software support update service.  Our integration and support offerings are an essential piece of successfully deploying and maintaining our products.  An on-demand system has multiple interface points with other network elements, e.g., transport equipment, set-top boxes, conditional access, clients, navigators (electronic program guides), billing systems, content receivers, other applications and back office systems. Our system engineers are able to integrate these diverse elements, creating seamless on-demand services.  Typically we provide support services at no additional charge during the warranty period and charge for the services under maintenance agreements after the warranty period.  In addition to these basic service and support options, we also offer, for additional fees, software upgrades and additional onsite services. Over the past 25 years, we have routinely offered and delivered long-term service and support of our products, under maintenance contracts, for additional fees.

Custom Engineering and Integration Services.  We provide custom engineering and integration services in the design of special hardware and software to help our customers with their specific applications.  This may include custom modifications to our products or integration of third-party interfaces or devices into our systems.  Many customers use these services to migrate existing applications from earlier generations of our systems or our competitors’ systems to our state-of-the-art systems.  These services also include classroom and on-site training, system and site performance analysis, and multiple vendor support planning.

Sales and Marketing

We sell our systems primarily in the U.S. through our direct field sales team supported by consultants and our technical support group.  As of June 30, 2007, we had 79 employees in our sales and marketing force, which includes sales, sales support, marketing, strategic communications, product management, program management, and business development.  Our sales force has significant experience in on-demand and real-time operating systems.  Outside North America, we utilize a direct sales force out of our facilities in France, Germany, Australia, Hong Kong, Japan and China, augmented by our channel partners (resellers and system integrators).

Customers

We derive revenue from a limited number of customers.  As a result, the loss of, or reduced demand for products or related services from any of our major customers could adversely affect our business, financial condition and results of operations.  Our products are typically manufactured and shipped in the same quarter the purchase order is received.  Accordingly, we do not believe backlog is a meaningful indicator of future level of sales.   Our backlog for real-time and on-demand systems at June 30, 2007 and 2006 totaled $1.9 million and $4.1 million, respectively.  In addition, we had deferred revenue of $9.0 million and $8.9 million at June 30, 2007 and 2006, respectively, which resulted primarily from prepaid maintenance services and shipments of systems where the revenue had not yet been recognized.

We have purchase agreements with many customers, but none of these agreements currently require minimum purchases of our products.  As a result, sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers' budgets for capital expenditures and new product introductions.

A significant portion of our on-demand revenue has come from, and is expected to continue to come from, sales to the large broadband companies.  The customers accounting for more than 10% of total revenue consisted of Cox (19%) and Comcast (11%) for the fiscal year ended June 30, 2007; Cox (16%) and Comcast (13%) for the fiscal year ended June 30, 2006; and Comcast (14%) for the fiscal year ended June 30, 2005.  No other customer of our on-demand products accounted for more than 10% of total revenue during the last three fiscal years.

           Although we sell our real-time products to large customers, the customer base is more diversified than our on-demand business.  Thus, only one customer, Lockheed-Martin, accounted for more than 10% of total revenues for the last three years.  Specifically, Lockheed-Martin accounted for 7%, 13%, and 18% of total revenues in the fiscal years ended June 30, 2007, 2006, and 2005, respectively.

We derive a significant portion of our revenues from the supply of products to U.S. government prime contractors and agencies of the U.S. government.  The supplied systems include configurations from the RedHawk Linux, iHawk, PowerMAXION, Power Hawk, and 3200-2000 product lines, with certain systems incorporating custom enhancements requested by the customer.  We sell these integrated computer systems to prime contractors, including Lockheed-Martin, Boeing, Northrop Grumman and AAI.  We also supply spare parts, upgrades, and engineering consulting services and both hardware and software maintenance.  For the fiscal years ended June 30, 2007 and 2006, we recorded $8.9 million and $15.1 million in revenues to U.S. government prime contractors and agencies of the U.S. government, representing 13% and 21% of total sales for the period, respectively.  Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, failure to exercise options, changes in government policies and the imposition of budgetary constraints.  A loss of government contract revenues could have a material adverse effect on our business, financial condition and results of operations.

New Product Development

We are committed to the development of new technology and rapid innovation in the evolving markets in which we compete.  Research and development costs are expensed when incurred and aggregated $17.6 million, $18.8 million, and $18.7 million in fiscal years 2007, 2006, and 2005, respectively.

Our research and development strategies with respect to our on-demand solutions are focused on the following:

•
Solid State Storage.  In order to improve performance and storage reliability, we have developed the MH 4500 that integrates our new RAM storage and flash solid state drive memory with traditional disk storage.  This hybrid approach enables us to provide a cost effective solution that will easily evolve as technology improves.  We will continue to develop this product to meet our customer demands.

•
Content Management.  As VOD matures as an industry, we anticipate that demand for stored content could increase from thousands of hours to over ten thousand hours.  We continue to enhance our systems to intelligently and automatically manage the distribution and lifecycle of stored content, thus, increasing the efficiency of our customers’ networks.

•
Network Digital Video Recorder Technology.  This technology allows the subscriber to pause and rewind time-shifted programming, effectively providing “TV on-demand.”  Our Real Time Media products capture, encode, and store broadcast programs for future viewing.  Additionally, our MediaHawk On-Demand Platform enables broadband companies to grow streaming, storage, and content capture independently so they can more easily provide “TV on-demand”.

•
Audience Measurement.  Understanding what consumers watch, when they watch and how they watch television is essential to the broadband providers, content owners, advertisers, and ad agencies.  We expect to develop our Everstream products so they can provide this information, thereby, replacing services that currently project or estimate consumer activity with small samplings.

•
Interactive and Targeted Advertising.  Interactive long format advertising has already been deployed by Cox Communications in their systems.  Targeted advertising technology provided by Everstream will allow our on-demand systems to insert different television commercials into the video streams for different consumers.  This technology will allow the advertiser to closely “target” product advertisements to consumers most likely to buy, rather than broadcasting the same advertisements to everyone.

•
Web Client. We have developed an HTML-based VOD navigation system which leverages commercial-off-the-shelf (COTS) web-development technologies and standards.  This application allows broadband operators to use standard web-authoring tools to create and brand their own VOD navigation pages.

•
Capacity Management. Everstream’s CAPiTM is a solution that enables visibility into capacity utilization and subscriber usage patterns of diverse video and high speed data service offerings.  CAPi collects utilization data and aggregates it into meaningful, actionable information with local, regional, and enterprise perspectives that provide operators the necessary information to effectively manage and plan for the capacity requirements of their work.

Our research and development strategies with respect to our real-time products are focused on the following:

•
RedHawk Linux.  We plan to continue to enhance our RedHawk Linux real-time operating system to provide increased determinism for time-critical applications.  We are also selling this operating system as a software only, independent product.

•
SUSE Linux Enterprise-Real Time.  We recently released version 1.6 SUSE Linux Enterprise-Real Time which is our real-time Linux operating system on Novell’s SLES 10 release.  This software product, sold by both Concurrent and Novell, will continue to be expanded and improved to meet customer demands and is licensed under a one-year subscription.

•
iHawk. We continue to plan to offer iHawk multiprocessor systems based on Intel and AMD processor technology and state-of-the-art packaging.  These systems will be available in up to 8-way processor configurations and will include support for the new quad-core technology.

•
SIMulation Workbench.  SIMulation Workbench is a new software product that provides a complete framework to develop and execute real-time hardware-in-the-loop simulations.  Its powerful user interface enables convenient configuring, starting, stopping, recording and playback of simulation runs.  It also provides fast, direct shared memory access to all parameters and signals needed by a simulation.  SIMulation Workbench’s in-memory design optimizes performance and data conversion speed.  SIMulation Workbench will be offered by Concurrent together with iHawk hardware-in-the-loop testing solutions.

•
Image Generation.  ImaGen is our imaging platform for simulation and modeling applications that require high-performance image generation.  We will continue to introduce ImaGen multi-channel visual servers featuring the latest Nvidia Graphics cards and SLI technology.

•
NightStar Tools.  Nightstar is a powerful, integrated set of graphics-based tools for developing time-critical applications.  NightStar tools run on real-time multiprocessing systems with minimum intrusion, thus preserving the behavior and determinism of the application being analyzed.

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

The major competitors of the on-demand product line currently include the following:

SeaChange International, Inc., Microsoft Corp., Broadbus Technologies, Inc. (acquired by Motorola, Inc.), Arroyo (acquired by Cisco Systems), Tandberg Television, and C-COR Inc.  Additionally, there are a number of other entities in the market, including Kasenna, Inc., Myrio, Akimbo, Bitband, Video Propulsion, Orca, Minerva, Sun Microsystems, Inc. and others.  We believe that we and SeaChange International Inc. are the leaders in the North American cable and international VOD markets based on the number of subscribers in the markets served.  Typically, in Everstream opportunities, we compete against in-house development or customer offerings from consulting entities such as Accenture.

Our real-time product line competes with a number of companies.  Our major competitors can be categorized as follows:

•	major computer companies that participate in the high-performance computing business by offering high-performance, general purpose product platforms, including Sun Microsystems, HP and IBM;

•	other computer companies that provide solutions for applications that address specific performance characteristics, such as fault-tolerance or high-performance graphics, including SGI, Inc. and HP;

•	single board computer companies that provide board-level processors that are typically integrated into a customer's computer system, including GE Fanuc, Thales and Mercury;

•	companies providing competitive Linux offerings, including MontaVista Software, LynuxWorks, Inc., Wind River and TimeSys Corporation;

•	companies providing a Linux platform with which our products are compatible, such as Novell and RedHat, Inc.; and

•	companies involved in hardware-in-the-loop and data acquisition including dSpace and ADI Corporation.

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

We own three U.S. patents and multiple foreign patents focused on ad insertion.   Additionally, we have patent applications pending in the United States and abroad and have obtained a patent license to the portfolio previously owned by Thirdspace Living Limited, now owned by Alcatel-Lucent (13 patents, 29 patent applications, and all additions, divisionals, continuations, continuations-in-part, extensions, reissues, and foreign counterparts thereof).  These patents cover multiple interactive television, targeted advertising, and on-demand technologies.  The portfolio includes U.S. Patent Nos. 5,623,595 and 5,805,804 (“Subject Patents”). Although our license from Alcatel-Lucent does not, on its face, terminate upon a merger, acquisition, or change in control of Concurrent, a November 2000 agreement regarding the Subject Patents and entered into by Thirdspace may have the effect of terminating our license to the Subject Patents upon a merger or acquisition that results in a change in control of Concurrent. This potential license limitation does not affect current operations, but upon change of control the successor could face a lawsuit for selling on-demand products. We currently are working to eliminate or mitigate the impact of this potential limitation, but we cannot assure that we will be successful in altering this potential limitation on favorable terms, or at all. This potential limitation may make it more difficult to pursue, and may result in less favorable terms for us in connection with, a sale of Concurrent, a sale of one of our businesses or any other business combination transaction should such an opportunity arise.

We have entered into licensing agreements with several third-party software developers and suppliers.  Generally, such agreements grant us non-exclusive, worldwide licenses with respect to certain software provided as part of computers and systems we market and terminate on varying dates.

Suppliers

We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms.  These components include, for example, processors, power supplies, integrated circuits and storage devices.  We purchase product components from the following single suppliers: APW Electronic Solutions, Dell Inc., DME Corporation, Kardios Systems Corporation, Macrolink, Inc., Metal Form, Inc., Qlogic Corporation, STEC, Inc., Curtiss-Wright Controls, Inc., Sanmina-SCI Corporation, Seagate Technology, Inc., Tyco Electronics Corporation, GE Fanuc and Xyratex Technology Limited.  In most cases, comparable products are available from other sources, but would require significant reengineering to conform to our system specifications.  Single-source suppliers accounting for 10% or more of these purchases were Dell (19%) and Xyratex (23%) for the fiscal year ended June 30, 2007.  For the fiscal year ended June 30, 2006, Dell accounted for 22% and Xyratex, 30%.

Seasonality

We have experienced variations in revenue, expenses and operating results from quarter to quarter in our on-demand and real-time businesses, and it is probable that these variations will continue.  We believe that fluctuations in the number of orders for our on-demand systems being placed from quarter to quarter are principally attributable to the buying patterns and budgeting cycles of broadband companies.  We believe that orders for real-time products are dictated by buying cycles of the government and large government contractors.  In addition, for both product lines, orders are often not finalized until the end of a quarter.  We do not believe seasonality is a significant factor at this time.

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

Employees

As of June 30, 2007, we had 347 employees worldwide.  Of these employees, 297 were located in the United States and 50 were located internationally.    Our employees are not unionized.

Financial Information About Foreign And Domestic Operations And Export Sales

A summary of net sales (consolidated net sales reflects sales to unaffiliated customers) attributable to our foreign and domestic operations for the fiscal years ended June 30, 2007, 2006, and 2005 is presented in Note 11 to the consolidated financial statements included herein.

Item 1A.  Risk Factors.

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

The risk factors below contain forward-looking statements regarding Concurrent.  Actual results could differ materially from those set forth in the forward-looking statements.  See “Cautionary Statements Regarding Forward-Looking Statements” on page 46.

Risks Related to Our Business

We incurred net losses in the past and may incur further losses in the future.

We incurred net losses of $12.2, $9.3, $7.7, $5.7 and $24.6 million in fiscal years ended June 30, 2007, 2006, 2005, 2004 and 2003, respectively. Our net loss for the fiscal year ended June 2004 included a gain of $3.1 million from the partial recovery of a previously recognized loss in a minority investment. Our net loss for the fiscal year ended June 30, 2003 included a charge of $13.0 million from the write-down of our investment in Thirdspace and a restructuring charge of $1.6 million. As of June 30, 2007, we had an accumulated deficit of approximately $158.0 million. We may incur additional net losses in the future. If our losses continue, and we are unable to obtain adequate financing, we may be forced to take extreme measures to continue the business, such as further employee reductions, re-capitalization or reorganization transactions at undesirable prices, incurring significant debt at above market rates, or seeking bankruptcy protection.

We have liquidity needs and face liquidity pressure.

At June 30, 2007, our cash and cash equivalents were $20.4 million. Our Amended and Restated Loan and Security Agreement (the “Credit Agreement”) contains certain financial covenants, including a requirement that we maintain a minimum tangible net worth.  As of June 30, 2007 our required minimum tangible net worth was $14.3 million and our tangible net worth was $23.0 million.  The Credit Agreement is currently scheduled to expire on December 23, 2008.  If we continue to use cash from operating activities we may violate this covenant.  If we violate the minimum tangible net worth covenant in our Credit Agreement, and our lender is unwilling to grant forbearance, waivers or amendments, our lender could accelerate the maturity of amounts then outstanding under the Credit Agreement, which would have a material adverse effect on our liquidity position.  In such a case we may be forced to take certain measures to continue the business, such as raising additional funds through an offering of stock at a discounted price, further employee reductions, re-capitalization or reorganization transactions at undesirable prices, sale transactions, incurring debt at above market rates, or seeking bankruptcy protection.

A significant portion of our revenue has been, and is expected to continue to be, concentrated in a small number of customers.  If we are unsuccessful in maintaining and expanding relationships with these customers or lose any of these customers, our business will be adversely affected.

For the fiscal year ended June 30, 2007, Cox, Comcast, Time Warner and Lockheed Martin accounted for approximately 19%, 11%, 8% and 7% of our revenues, respectively.  For the fiscal year ended June 30, 2006, Cox, Comcast and Lockheed Martin accounted for approximately 16%, 13% and 13%, respectively, of our revenues. If we are unsuccessful in maintaining and expanding key relationships with these and other existing customers, our business will be materially adversely affected.  Further, if we are unsuccessful in establishing relationships with other large companies or experience problems in any of our systems, our ability to attract new customers and sell additional products to existing customers will be materially adversely affected.

Our VOD customers typically swap sites or purchase sites from competitors.  If we already have products deployed at a swapped site, the new owner may replace our products or discontinue maintenance with respect to such site.  Alternatively, forecasted revenues could be negatively impacted because the new owner of the site may not need to purchase products from us due to their existing agreement with us.

Due to our limited customer base and the relative size of each customer compared to Concurrent, our customers may make unreasonable and extensive demands upon our business.  Such demands may include contractual service and product obligations on unfavorable terms including decreased pricing.  In addition, our failure to adequately perform under these contracts could result in liquidated damages.  The payment of any liquidated damages or failure to meet our customers’ expectations could substantially harm our future business prospects.

We do not have written agreements that require customers to purchase fixed minimum quantities of our products.  Our sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers’ budgets for capital expenditures and new product introductions.

Certain patents licensed to Concurrent may not pass to an acquirer.

We have a license to a significant portfolio of video streaming patents that was originally granted to us by Thirdspace Living Ltd. (“Thirdspace”) and subsequently regranted to us by Alcatel-Lucent when Alcatel-Lucent purchased the portfolio from Thirdspace. The portfolio includes U.S. Patent Nos. 5,623,595 and 5,805,804 (“Subject Patents”). Although our license from Alcatel-Lucent does not, on its face, terminate upon a merger, acquisition, or change in control of Concurrent, a November 2000 agreement regarding the Subject Patents and entered into by Thirdspace may have the effect of terminating our license to the Subject Patents upon a merger or acquisition that results in a change in control of Concurrent. This potential license limitation does not affect current operations, but upon change of control the successor could face a lawsuit for selling on-demand products. We currently are working to eliminate or mitigate the impact of this potential limitation, but we cannot assure that we will be successful in altering this potential limitation on favorable terms, or at all. This potential limitation may make it more difficult to pursue, and may result in less favorable terms for us in connection with, a sale of Concurrent, a sale of one of our businesses or any other business combination transaction should such an opportunity arise.

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

We rely on a combination of contracts and copyright, trademark, patent and trade secret laws to establish and protect our proprietary rights in our technology.  If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur expenses to enforce our rights.  Our business also could be adversely affected if we are found to infringe on the intellectual property of others.

We typically enter into confidentiality or license agreements with our employees, consultants, customers and vendors, in an effort to control access to and distribution of our proprietary information.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary technology without authorization.  The steps we take may not prevent misappropriation of our intellectual property, and the agreements we enter into may not be enforceable.  In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries.  Other companies, such as Acacia Technologies Group, USA Video Inc., Personalized Media Communication L.L.C., the SCO Group, and our competitors, may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products.  Further, we have indemnification obligations with numerous customers that could require us to become involved in IP litigation.  As a result, we may be found to infringe on the intellectual property rights of others.  In the event of a successful claim of infringement against us or against a customer to which we have an indemnification obligation, our business and operating results could be adversely affected.

Any litigation or claims, whether or not valid, could result in substantial costs and diversion of our resources.  Intellectual property litigation or claims could force us to do one or more of the following:

•	cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

•	redesign products or services that incorporate the disputed technology.

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

Our working capital declined from $43.5 million on June 30, 2002 to $17.4 million on June 30, 2006 and was $22.2 million on June 30, 2007, after giving effect to a private placement of 11.2 million shares of common stock and warrants to issue up to an additional 2.8 million shares of common stock, generating net proceeds of approximately $12.6 million.  We expect that our working capital may continue to decrease during fiscal year 2008. If our revenue does not increase and stabilize in future periods, we will continue to use substantial cash from operating activities, which will cause working capital to further decline. If these losses continue, we may be forced to take extreme measures to continue the business, such as raising additional funds through an offering of stock at discounted prices, employee reductions, re-capitalization or reorganization transactions at undesirable prices, incurring significant debt at above market rates, or seeking bankruptcy protection.

The markets in which we operate are highly competitive, and we may be unable to compete successfully against our current and future competitors, which would adversely affect our business.

The markets for on-demand and real-time products are extremely competitive.  Our primary on-demand competitor, SeaChange International, is well funded and has been very successful in the VOD market.  Additionally, some smaller competitors have been acquired by larger public companies with experience in the industry (such as Motorola acquiring Broadbus Technologies and Cisco Systems acquiring Arroyo Video Solutions).  This intense competition has negatively impacted our VOD revenues and may severely impact our success and ability to expand our on-demand deployments.

The market for our real-time products is ever changing.  Although we currently enjoy a leadership position, a number of well-funded competitors such as Novell, Oracle, IBM, or Red Hat could seek to displace us.  As demand shifts, we may be unable to adequately respond to customer demands or technology changes.  There may be new entrants into the real-time market with better, more appropriate products.  We may also experience decreasing prices for our products and services due to competition, the purchasing leverage of our customers and other factors.

A list of the competitors faced by both of our markets and a categorization of our competitors is included under the Competition heading in the Business section in our Annual Report on Form 10-K for the year ended June 30, 2007.

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

We currently have strategic relationships with Novell, Oracle, Alcatel-Lucent, Cisco Systems inc. and Motorola, among others.  We may be unsuccessful in maintaining these strategic relationships, or establishing new strategic relationships that may be an important part of future success.  In either event, our business could be adversely affected.

The success of our business is and will continue to be dependent in part on our ability to maintain existing and enter into new strategic relationships. There can be no assurance that:

•	such existing or contemplated relationships will be commercially successful;

•	we will be able to find additional strategic partners; or

•	we will be able to negotiate acceptable terms with potential strategic partners.

We cannot assure you that existing or future strategic partners will not pursue alternative technologies or develop alternative products in addition to or in lieu of our technology, either on their own or in collaboration with others, including our competitors.  For example, two current partners, Motorola and Cisco, recently purchased VOD competitors Broadbus Technologies and Arroyo, respectively.  These alternative technologies or products may be in direct competition with our technologies or products and may significantly erode the benefit of our strategic relationships and adversely affect our business, financial condition and results of operations.

We have a significant base of deployed products that our customers, over time, may decide to swap for newer products from other companies with improved functionality.

Although the VOD market is evolving in the view of most subscribers, a significant number of our on-demand products have been deployed for several years and may be facing obsolescence.  When our customers evaluate replacing those older products, they may choose to try a different vendor.  If that were to occur, we would lose future revenue opportunities from expansion as well as maintenance.

A loss of our government contracts and/or orders would have a material adverse effect on our business.

We derive a significant portion of our real-time revenues from the supply of systems under government contracts and/or orders.  For the fiscal year ended June 30, 2007, we recorded $8.9 million in sales to U.S. government prime contractors and agencies of the U.S. government, down $6.1 million, or 41% from the year ended June 30, 2006.  These sales represent approximately 13% and 21% of our total sales in the fiscal year ended June 30, 2007 and 2006, respectively.  Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, changes in governmental policies and the imposition of budgetary constraints.  A loss of government contract revenues would have a material adverse effect on our business, results of operations and financial condition.

If we fail to develop and market new products and product enhancements in a timely manner our business could be adversely affected.

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

We sometimes purchase product components from a single manufacturer/supplier in order to obtain the required technology and the most favorable price and delivery terms.  These components include, for example, processors, power supplies, integrated circuits, printed circuit assemblies, systems, sub systems and storage devices.  We purchase product components from the following single suppliers: Pentair Electronic Packaging, APW Electronic Solutions, Dell Inc., DME Corporation, Kardios Systems Corporation, Macrolink, Inc., Metal Form, Inc., Qlogic Corporation, Curtiss-Wright Controls, Inc., Sanmina-SCI Corporation, Seagate Technology, Inc., Tyco Electronics Corporation, GE Fanuc, STEC, Inc. and Xyratex Technology Limited.  For the year ended June 30, 2007, purchases from Xyratex Technology Limited and Dell Inc. accounted for 23% and 19% of Concurrent’s purchases, respectively.  For the year ended June 30, 2006, purchases from Xyratex Technology Limited and Dell Inc. accounted for 30% and 22% of Concurrent’s purchases, respectively.

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

International sales accounted for approximately 26%, 27%, 29% and 18% of our revenue in fiscal years 2007, 2006, 2005 and 2004, respectively.  Accordingly, our business is susceptible to numerous risks associated with international operations.

We are subject to a number of risks associated with international business activities that could increase our costs, lengthen our sales cycle and require significant management attention.  These risks include:

•	compliance with, and unexpected changes in, regulatory requirements resulting in unanticipated costs and delays;

•	difficulties in compliance with export and re-export regulations governing U.S. goods and goods from our international subsidiaries;

•	lack of availability of trained personnel in international locations;

•	tariffs, export controls and other trade barriers;

•	longer accounts receivable payment cycles than in the United States;

•	potential difficulty of enforcing agreements and collecting receivables in some foreign legal systems;

•	potential difficulty in enforcing intellectual property rights in certain foreign countries;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	the burdens of complying with a wide variety of foreign laws;

•	general economic conditions in international markets; and

•	currency exchange rate fluctuations.

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

Further, a defect, error or performance problem with our on-demand systems could cause our customers’ VOD offerings to fail for a period of time or be degraded.  Any such failure would cause customer service and public relations problems for our customers.  As a result, any failure of our customers’ systems caused by our technology, including the failure of third party technology incorporated therein or therewith, could result in delayed or lost revenue due to adverse customer reaction, negative publicity regarding us and our products and services and claims for substantial damages against us, regardless of our responsibility for such failure.  Any claim could be expensive and require us to spend a significant amount of resources.  In circumstances where third party technology incorporated with or in our systems includes a defect, error or performance problem or fails for any reason, we may have to replace such third party technology at our expense and be responsible to our customers for their corresponding claims.  Such tasks could be expensive and could require us to spend a significant amount of resources.

Trends in our business may cause our quarterly operating results to fluctuate; therefore, period-to-period comparisons of our operating results may not necessarily be meaningful.

We have experienced significant variations in the revenue, expenses and operating results from quarter to quarter in our business, and it is possible that these variations will continue.  We believe that fluctuations in the number of orders for our products being placed from quarter to quarter are principally attributable to the buying patterns and budgeting cycles of our customers.  In addition, sales cycles associated with the purchase of many of our producers are typically lengthy and orders are often not finalized until the end of a quarter.  As a result, our results of operations have in the past and will possibly continue to fluctuate in accordance with this purchasing activity.  Therefore, period-to-period comparisons of our operating results may not necessarily be meaningful.  In addition, because these factors are difficult for us to forecast, our business, financial condition and results of operations for one quarter or a series of quarters may be adversely affected and below the expectations of securities analysts and investors, which could result in material declines of our stock price.

The VOD opportunities beyond the North American cable market, such as VOD over telco networks and international cable networks markets may not develop or may not be substantial to Concurrent.

In recent years there have been several false starts both in North American and International markets in the deployment of video over telco networks and international cable networks.  If there is limited adoption of VOD, further deployment delays or if we fail to participate in these new markets, we may not be able to broaden our customer base and expand revenues.  We have little commercial experience in these markets and cannot assure that we can be successful.  Our failure to do so could materially adversely affect our business, financial condition and results of operations.

The introduction of broadband internet VOD services for televisions may gain traction, thus replacing current VOD services and having a negative impact on Concurrent’s on-demand business.

A number of well-funded companies such as Google, Yahoo, and Apple have been discussing broadband Internet VOD services for home television viewing.  If these products are developed they may be more cost effective than our VOD solutions, which could result in our customers discontinuing purchases of our on-demand products.

Our business may be adversely affected if we fail to retain our current key personnel, many of whom would be difficult to replace, or fail to attract additional qualified personnel.

Our future performance depends on the continued service of our senior management and our engineering, sales and marketing and manufacturing personnel.  Competition for qualified personnel is intense, and we may fail to retain our new key employees or to attract or retain other highly qualified personnel.  In the last year we have experienced abnormally high turnover.  The loss of the services of one or more of our key personnel could seriously impact our business.  Our future success also depends on our continuing ability to attract, hire, train and retain highly skilled managerial, technical, sales, marketing and customer support personnel.  In addition, new employees frequently require extensive training before they achieve desired levels of productivity.  We do not carry key person life insurance on any of our employees.

As our products age, we may not be able to purchase necessary parts to support legacy systems deployed or to be deployed.

With the passage of time, suppliers of essential parts may stop producing these parts.  In such cases, we may be required to redesign our products to accommodate the obsolescence.  If that occurs, we will have to spend considerable effort in the redesign and, in some cases, may be forced to have the redesigned products requalified.  Requalification may take several months, thereby delaying expected revenue.

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

As part of our business strategy, we review acquisition prospects that would compliment our current product offerings, enhance our technical capabilities or otherwise offer growth opportunities.  We periodically review investments in new businesses, and we may acquire businesses, products or technologies in the future.  In the event of any future acquisitions, we could issue equity securities that would dilute current stockholders’ percentage ownership, incur substantial debt, or assume contingent liabilities.  These actions could materially adversely affect our operating results.  Acquisitions also entail numerous risks, including:

•	difficulties in the assimilation of acquired operations, technologies or services;
•	unanticipated costs associated with the acquisition;
•	diversion of management’s attention from other business concerns;
•	adverse effects on existing business relationships;
•	risks associated with entering markets in which we have no or limited prior experience; and
•	potential loss of key employees of acquired companies.

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

VOD is still an evolving technology, and we cannot assure you that it will attract widespread demand or market acceptance.  Further, the potential size of the VOD market and the timing of our development are uncertain.  Our success in the VOD market will depend upon the commercialization and broad acceptance of VOD by residential subscribers and other industry participants, including broadband companies, content providers, set-top box manufacturers, and educational institutions.  The future growth of our on-demand business will depend on the pace of the installation of interactive digital cable and digital set-top-boxes, the rate at which broadband companies deploy digital infrastructure, the rate at which digital video technology expands to additional market segments, and the rate that the technology is adopted by consumers.

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

We believe all of the major studios have entered into agreements with certain broadband companies and content aggregators to provide digital movies for distribution through VOD.  However, these agreements are subject to change.  If studios fail to reach agreements regarding content or cancel existing agreements, our customers could delay or cancel on-demand system orders, which would adversely affect our on-demand business.

The deployment of on-demand by broadband companies may be delayed due to limited bandwidth or other technology initiatives that could require broadband companies to further upgrade their networks.

Bandwidth is a limited resource.  On-demand deployments may be delayed as operators focus on new initiatives that require incremental bandwidth such as high definition television, increased high-speed data speed, voice over internet protocol, interactive television, gaming and other evolving applications.  These initiatives compete for the broadband companies’ network bandwidth and may require the broadband companies to increase their bandwidth capabilities by further upgrading their networks and therefore delaying on-demand related spending which could adversely affect our on-demand business.

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

We are subject to certain Delaware anti-takeover laws regulating corporate takeovers.  These anti-takeover laws prevent a Delaware corporation from engaging in a business combination involving a merger or sale of more than 10% of our assets with any stockholder, including affiliates and associates of the stockholder, who owns 15% or more of the outstanding voting stock, for three years following the date that the stockholder acquired 15% or more of the corporation’s stock except under limited circumstances.

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

Our common stock is traded on the NASDAQ Global Market.  For the twelve months ended June 30, 2007, the high and low prices reported on the NASDAQ Global Market were $2.60 and $1.21, respectively.  Further, as of August 27, 2007, the price as reported on the NASDAQ Global Market was $1.36. The market price of our common stock may fluctuate significantly in the future in response to various factors, some of which are beyond our control, including, among others:

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	the development of the on-demand market in general;

•	changes in market valuations of similar companies;

•	announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major customer or failure to complete significant transactions; and

•	additions or departures of key personnel.

In addition, in recent years the stock market in general, and the NASDAQ Global Market and the market for technology companies in particular, have experienced extreme price and volume fluctuations.  In some cases, these fluctuations have been unrelated or disproportionate to the operating performance of these companies.  These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies’ common stock.  We may become involved in this type of litigation in the future.  Litigation is often expensive and diverts management’s attention and resources, which could materially and adversely affect our business, financial condition and results of operations.

Any weaknesses identified in our system of internal controls by us and our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. In addition, our independent registered public accounting firm must report on management’s evaluation of those controls. In future periods, we may identify deficiencies, including as a result of the loss of the services of one or more of our key personnel, in our system of internal controls over financial reporting that may require remediation.  There can be no assurances that any such future deficiencies identified may not be significant deficiencies or material weaknesses that would be required to be reported in future periods.

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal facilities as of June 30, 2007, are listed below.  All of the principal facilities are leased.  Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

Location	Principal Use	Expiration Date Of Lease	Approx. Floor Area
			(Sq. Feet)
4375 River Green Parkway Suite 100 Duluth, Georgia	Corporate Headquarters, Administration, Research & Development, Sales and Marketing	November 2008	33,000

2800 Gateway Drive Pompano Beach, Florida	Manufacturing and Service	December 2007	40,000

2881 Gateway Drive Pompano Beach, Florida	Administration, Research & Development, Sales and Marketing	December 2007	30,000

3535 Route 66 Bldg. 3 Neptune, New Jersey	Repair and Service Depot	May 2009	11,255

100 Highpoint Drive Chalfont, Pennsylvania	Research & Development	March 2009	10,940

6001 Cochran Road, Suite 300 Solon, OH 44139	Everstream Sales, Research & Development, and Support	December 2007	10,000

3rd Floor, Voyager Place Shoppenhangers Road Maidenhead, Berkshire UK	Administration and Research & Development	January 2008	10,000

In addition to the facilities listed above, we also lease space in various domestic and international industrial centers for use as sales and service offices and warehousing.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business.  We are not presently involved in any material litigation, but have the following matters pending:

•
Vicor, Inc. v. Concurrent Computer Corporation, Essex Superior Court, Massachusetts, Civil Action No. C5-1437A.  This suit was filed August 18, 2005 requesting declaratory relief regarding a contractual dispute between the parties.  On March 8, 2006, after briefing and arguments, the case was dismissed for resolution by arbitration.  Vicor unsuccessfully appealed the matter and unsuccessfully moved to stay the arbitration (Case No. 32 181 Y 00738 05).  The arbitration is proceeding in Florida.

See “Recent Events” under Part II, Item 7 for an update on this matter.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item X. Officers of the Registrant.

Our officers are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal. Set forth below are the names, positions, and ages of executive officers as of August 31, 2007:

Name	Position	Age

T. Gary Trimm	President and Chief Executive Officer	59
Kirk L. Somers	Executive Vice President	42
Emory O. Berry	Chief Financial Officer	41

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

Kirk L. Somers, Executive Vice President.  Mr. Somers has served as Executive Vice President since February 2007.  He served as the Company’s General Counsel from November 2001 to February 2007 and was appointed Secretary in August 2004.  He was made a vice president and placed in charge of Investor Relations in January 2005.  Immediately prior to joining Concurrent, from December 1998 to November 2001, Mr. Somers was the Assistant General Counsel for a company within divine, inc. (f.k.a. eshare communication, Inc.), a developer and marketer of enterprise interactive management solutions, where he was responsible for corporate-wide development and enforcement of the company’s intellectual property portfolio as well as commercial contracts and other corporate matters.  From December 1995 to December 1998, Mr. Somers was a partner in the law firm of Marshall & Melhorn in Toledo, Ohio practicing in the area of litigation.  Prior to that, he was a JAG in the USAF.

Emory O. Berry, Chief Financial Officer.On March 8, 2007, the Company hired Emory O. Berry, of TechCFO LLC, a financial management staffing firm, as the Company’s Chief Financial Officer, effective March 9, 2007. Mr. Berry remains a partner with TechCFO, but with his appointment as Chief Financial Officer, assumed the responsibilities of the Company's principal financial and accounting officer. Mr. Berry has been a partner at TechCFO since August 2006. Beginning in August 1999, Mr. Berry served as the Chief Financial Officer of DVT Corporation, until its acquisition in May 2005 by Cognex Corporation, a publicly traded provider of machine vision systems. From May 2005 through January 2007, Mr. Berry assisted Cognex with the financial and operational integration of DVT as a consultant. From June 1998 through March 1999, Mr. Berry served as Chief Financial Officer and Treasurer of Firearms Training Systems, formally, a publicly traded company specializing in simulated weapons training systems. Mr. Berry also served as the Director of Corporate Accounting of Firearms Training Systems from March 1997 through June 1998. Prior to joining Firearms Training Systems, Mr. Berry worked as a financial consultant and also held various corporate controller and financial reporting positions in public and private companies. Mr. Berry began his career as an accountant at Ernst & Young.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is currently traded under the symbol “CCUR” on the NASDAQ Global Market.  The following table sets forth the high and low sale for our Common Stock for the periods indicated, as reported by the NASDAQ Global Market.

Fiscal Year 2007 Quarter Ended:	High	Low

September 30, 2006	$2.60	$1.35
December 31, 2006	$2.05	$1.59
March 31, 2007	$1.90	$1.21
June 30, 2007	$1.94	$1.26

Fiscal Year 2006 Quarter Ended:	High	Low

September 30, 2005	$2.39	$1.63
December 31, 2005	$2.13	$1.45
March 31, 2006	$3.23	$1.82
June 30, 2006	$3.40	$2.35

As of August 27, 2007, there were 83,230,000 shares of Common Stock outstanding, held by approximately 13,600 stockholders with a closing price on the NASDAQ Global Market of $1.36.

We have never declared or paid any cash dividends on our capital stock.  Our present policy is to retain all available funds and any future earnings to finance the operation and expansion of our business, and no change in the policy is currently anticipated.

STOCK PRICE PERFORMANCE GRAPH

The graph below compares the total returns (assuming reinvestment of dividends) of Concurrent’s common stock, The Nasdaq Stock Market (U.S. companies), and the Nasdaq Computer Manufacturers Index.  The graph assumes $100 invested on June 28, 2002 in Concurrent common stock and each of the indices.

Comparison of Five Year-Cumulative Total Returns
Performance Graph for
Concurrent Computer Corporation

	6/28/2002	6/30/2003	6/30/2004	6/30/2005	6/30/2006	6/29/2007
CCUR	$100.00	$62.80	$42.58	$45.81	$56.13	$38.49
Nasdaq Stock Market (US Companies)	$100.00	$111.02	$139.95	$141.46	$150.47	$179.30
Nasdaq Computer Manufacturers	$100.00	$128.45	$139.56	$175.21	$156.71	$223.73

Item 6.  Selected Financial Data.

The following table sets forth selected historical consolidated financial data that has been derived from our audited consolidated financial statements.  The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with, and is qualified by reference to, our financial statements and related notes thereto included elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Financial Data
(Dollars in thousands, except per share amounts)

	Year ended June 30,
Income Statement Data	2007	2006		2005		2004		2003
Net sales	$69,149	$71,612		$78,685		$79,235		$75,453
Gross margin	32,361	35,369		38,776		38,722		36,423
Operating income (loss)	(11,793)	(9,580)		(7,457)		(8,540)		(11,429	)(4)
Income (loss) before cumulative effect of accounting change	(12,171)	(9,022)		(7,729)		(5,725)		(24,552)
Cumulative effect of accounting change (net of income tax)	-	(323	)(1)	-		-		-
Net income (loss)	(12,171)	(9,345	)(1)	(7,729	)(2)	(5,725	)(3)	(24,552	)(5)
Net income (loss) per share
Basic	$(0.17)	$(0.14	)(1)	$(0.12	)(2)	$(0.09	)(3)	$(0.40	)(5)
Diluted	$(0.17)	$(0.14	)(1)	$(0.12	)(2)	$(0.09	)(3)	$(0.40	)(5)

	At June 30,
Balance Sheet Data	2007	2006		2005		2004		2003
Cash and cash equivalents	$20,416	$14,423		$19,880		$27,928		$30,697
Working capital	22,232	17,384		22,911		26,378		30,180
Total assets	74,133	68,758		63,977		74,542		77,839
Debt	1,077	1,583		2,537		-		-
Stockholders' equity	46,595	43,774		38,353		45,726		43,458

(1)
In March 2005, the FASB issued Financial Interpretation No. 47 (“FIN 47”), “Accounting for Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  We are required to record an asset and a corresponding liability for the present value of the estimated asset retirement obligation associated with the leasehold improvements at some of our international locations.  The asset is depreciated over the life of the corresponding lease while the liability accretes to the amount of the estimated retirement obligation.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  We adopted FIN 47 on June 30, 2006 with a $0.3 million cumulative effect of accounting change (net of tax) recorded in Concurrent’s results of operations.  This charge is a combination of depreciation and accretion expense.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto which appear elsewhere herein.  Except for the historical financial information, many of the matters discussed in this Item 7 may be considered “forward-looking” statements that reflect our plans, estimates and beliefs.  Actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, elsewhere herein and in other filings made with the Securities and Exchange Commission.

Overview

In May, 2007 we sold 11.2 million shares of common stock with warrants to purchase up to 2.8 million additional shares of common stock in a private placement.  Gross proceeds from this private placement totaled $14.0 million.  Net proceeds, after issuance costs were approximately $12.6 million.

During the twelve months ended June 30, 2007, our cash and cash equivalents increased by $6.0 million to $20.4 million at June 30, 2007.  This was primarily the result of the $12.6 million net proceeds from the private sale of common stock, partially offset by a $3.9 million use of cash from operations and $2.5 million in capital expenditures.   The $3.9 million use of cash from operations during the twelve months ended June 30, 2007 compared to the $4.0 million use of cash from operation during the prior twelve months is due primarily to operating losses of $11.8 million in fiscal 2007.  We also expect that we will report a net loss for fiscal 2008 and continue to use cash from operating activities.  However, we have the ability to draw additional funds under our revolving line of credit through December 31, 2008.  Our availability under our revolving line of credit was $8.9 million as of June 30, 2007.  Based on information currently available, we believe that existing cash balances combined with availability under our revolving line of credit and anticipated sales and collections will be sufficient to meet our anticipated liquidity requirements through fiscal 2008.  See further discussions in the “Liquidity and Capital Resources” section of this document.

During fiscal year 2007, we took steps to reduce our operating expenses and our cost of goods and services by reducing our worldwide headcount by approximately 13% through terminations and employee attrition.  We will continue to monitor our operating expenses in relation to our business plan, and further employee reductions may be necessary.

Our on-demand product line experienced pricing pressure due to aggressive pricing by some smaller competitors that were subsequently acquired by substantially larger companies.  The addition of substantially larger companies has begun to change the competitive landscape in that these competitors, Cisco and Motorola, are beginning to include VOD offerings in larger network deployments thereby reducing the VOD pricing.  The on-demand market has a limited number of customers, a number of well-financed competitors, and requires significant research and development expenditures.  As a result, competition is significant within the on-demand business.  Our business plan assumes greater demand from our customers that we believe could materialize in fiscal year 2008.  In addition, we believe we are better positioned with new products than in previous periods.  Further, our Everstream subsidiary is continuing to gain subscribers and introduce new and innovative software products that address the traditional on-demand market as well as new markets such as satellite, audience measurement, targeted advertising, and IPTV.  We cannot assure the success of any of these initiatives.

A recent trend in the real-time market is the reallocation of government spending away from some of our traditional real-time projects to other initiatives.  This redeployment of resources has resulted in a number of opportunities being delayed and, in some cases, terminated.  Further, some expected projects have not come in as quickly as expected causing the business difficulties in achieving revenue goals.

Furthermore, we believe we are executing our business plan and expense reduction initiatives to achieve profitability.  We will continue to review and realign our cost structure as needed.   If we are not able to successfully execute our business plans to achieve profitability or execute other strategic alternatives, we may experience a significant deterioration of our liquidity position.   In addition, unless and until our revenue increases and stabilizes, we will continue to use cash from operating activities.

Recent Events

In August 2007, we reached an agreement with Vicor to settle the claims in the pending arbitration, in exchange for a full release.  In 2002 and 2003 we experienced high failure rates in our MediaHawk 2000 and 3000 series on-demand servers as a result of defective power converters manufactured by Vicor.  We asserted claims for breach of contract and fraud.  Our damages consisted of material and labor costs associated with the replacement of the defective parts, internal engineering costs, loss of market share, attorney fees and statutory interest, as well as exemplary damages.  We settled for approximately $2.35 million, from which approximately $0.5 million of attorney fees will be deducted, and we received the net proceeds in the first fiscal quarter of 2008.

Application of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following is not intended to be a comprehensive list of all of our accounting policies.  Our significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.

We have identified the following as accounting policies critical to us:

Revenue Recognition and Related Matters

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

Software and Hardware Sales

On-demand and real-time product revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”) and related amendments, SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition”, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”.  Our standard contractual arrangements with our customers generally include the delivery of a hardware and software system, certain professional services that typically involve installation and training, and ongoing software and hardware maintenance.   The software component of the arrangement is considered to be essential to the functionality of the hardware.  Therefore, in accordance with Emerging Issues Task Force No. 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”, the hardware and the hardware maintenance components are considered software related and the provisions of SOP 97-2 apply to all elements of the arrangement.  Under multiple element arrangements, we allocate revenue to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value.  Our VSOE of fair value is determined based on the price charged when the same element is sold separately.   If VSOE of fair value does not exist for all elements in a multiple element arrangement, we recognize revenue using the residual method.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue.

In certain instances, our customers require significant customization of both the software and hardware products.  In these situations, the design and development is considered essential to the functionality of the software and, therefore the revenue from these arrangements, with the exception of maintenance, is recognized in conformity with Accounting Research Bulletin (“ARB”) No. 45, “Long Term Construction Type Contracts” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  For long-term contracts, revenue is recognized using the percentage-of-completion method of accounting based on costs incurred on the project compared to the total costs expected to be incurred through completion.

Professional Services

Professional services revenue is primarily generated from integration of third party software interfaces, training, and hardware installation.  These services are often completed within 90 days from the receipt of the order.  Under multiple element arrangements, we allocate revenue to the various elements based on VSOE of fair value.  We determine VSOE of fair value for the services based on the standard rate per hour or fixed fee used when similar services are sold separately.  Revenues from these services are recognized when the services are performed.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable is based on the aging of accounts receivable and our assessment of the collectibility of our receivables.  If there is a deterioration of one of our major customer’s credit worthiness or actual account defaults are higher than our historical trends, our reserve estimates could be adversely impacted.

Inventory Valuation

We provide for inventory obsolescence based upon assumptions about future demand, market conditions and anticipated timing of the release of next generation products.  If actual market conditions or future demand are less favorable than those projected, or if next generation products are released earlier than anticipated, additional inventory write-downs may be required.  We also review, on a quarterly basis, the value of inventory on hand for which a newer and more advanced technology or product is currently, or will soon be, available.  When we believe that we will not be able to sell the products in inventory at or above cost, we mark the inventory down to fair market value.

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

At June 30, 2007, we valued our goodwill and trademark at $15.6 million and $1.1 million, respectively.  In assessing whether or not goodwill and the trademark are impaired, we make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  On July 1, 2007 and 2006, our annual testing day, as required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we updated and reviewed the impairment analysis in conjunction with our revised expected future operating results.  We have concluded that goodwill is realizable based on forecasted discounted cash flows and on our stock market valuation.  Neither method indicated that our goodwill had been impaired and, as a result, we did not record an impairment loss related to goodwill during the twelve months ended June 30, 2007. We have concluded that the trademark is realizable based on forecasted future cash flows associated with the Everstream name.  If the estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.  Subsequent impairment charges, if any, will be reflected in operating income in the Consolidated Statements of Operations.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The provision for income taxes is determined using the asset and liability approach for accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.  A current liability is recognized for the estimated taxes payable for the current year. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount more-likely-than-not to be realized.  To the extent we establish or change the valuation allowance in a period, the tax effect will flow through the statement of operations.  However, in the case of deferred tax assets of an acquired or merged entity with a valuation allowance recorded for purchase accounting, any change in that valuation allowance will be recorded as an adjustment to goodwill to the extent goodwill exists.  Otherwise, such valuation allowance will be reflected in the Statement of Operations.

The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws.  We are subject to income taxes in the U.S. and numerous foreign jurisdictions.  Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities.  In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain.  In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities. Therefore, an accrual for tax contingencies is provided for, when necessary, in accordance with the requirements of SFAS No. 5, Accounting for Contingencies.  In the event that we have tax contingency accruals, these accruals are reviewed quarterly and reversed upon being sustained under audit, the expiration of the statute of limitations, new information, or other determination by the taxing authorities. The provision for income taxes includes the impact of changes in the tax contingency accrual. Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions. Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

In the calculation of our quarterly provision for income taxes, we use an annual effective rate based on expected annual income and statutory tax rates. The tax (or benefit) applicable to significant unused or infrequently occurring items, discontinued operations or extraordinary items are separately recognized in the income tax provision in the quarter in which they occur.

Guarantees

In accordance with FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others  (“FIN No. 45”), we recognize the fair value of guarantee and indemnification arrangements issued or modified by us, if these arrangements are within the scope of the interpretation. In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under the previously existing GAAP, in order to identify if a loss has occurred.  If we determine if it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications.  Under our standard Software License, Services and Maintenance Agreement, we agree to indemnify, defend and hold harmless our licensees from and against certain losses, damages and costs arising from claims alleging the licensees’ use of our software infringes the intellectual property rights of a third party.  Historically, we have not been required to pay material amounts in connection with claims asserted under these provisions and, accordingly, we have not recorded a liability relating to such provisions.

Under our Software License, Services and Maintenance Agreement, we also represent and warrant to licensees that our software products will operate substantially in accordance with published specifications, and that the services we perform will be undertaken by qualified personnel in a professional manner conforming to generally accepted industry standards and practices.  Historically, only minimal costs have been incurred relating to the satisfaction of product warranty claims.

Other guarantees include promises to indemnify, defend and hold harmless each of our executive officers, non-employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on our behalf.  Historically, minimal costs have been incurred relating to such indemnifications and, as such, no amount has been accrued for these guarantees.

Stock-Based Compensation

We adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) on July 1, 2005 which required that the cost resulting from all share-based payment transactions be recognized in the financial statements and required all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.  We elected the modified prospective transition method for adopting SFAS 123(R).  Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption.  Unrecognized expense of awards not yet vested at the date of adoption shall be recognized in the Statement of Operations in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, Accounting for Stock-Based Compensation.  The additional compensation expense resulting from the adoption of SFAS 123(R) was $0.6 million and $0.3 million for fiscal years 2007 and 2006, respectively. Assumptions used to estimate compensation expense from issuance of share-based compensation are based, to some extent, on historical experience and expectation of future conditions.  To the extent we issue additional share-based compensation, or assumptions regarding previously issued share-based compensation change, our future share-based compensation expense may be positively or negatively impacted.

On May 4, 2005, our Board of Directors, upon recommendation of the Board’s Compensation and Audit Committees, approved the accelerated vesting of certain unvested and “out-of-the-money” options held by current employees and officers (the “Acceleration”).  The Board did not accelerate vesting of any options held by the Chief Executive Officer or any directors.  The accelerated options had been granted under our 1991 Restated Stock Option Plan and our Amended and Restated 2001 Stock Option Plan (collectively, the “Plans”).  The only options affected by the acceleration were the unvested options with exercise prices of greater than $2.10 per share.  The closing sales price of our common stock on the NASDAQ Global Market on May 4, 2005, the effective date of the Acceleration, was $1.68.  Pursuant to the Acceleration, options granted under the Plans to purchase approximately 1.3 million shares of our common stock that would otherwise have vested at various times within the next four years became fully vested. The options have a range of exercise prices of $2.12 to $14.85.  As a result of the Board’s decision to approve the Acceleration, each agreement for options subject to the Acceleration is deemed to be amended to reflect the Acceleration as of the effective date, but all other terms and conditions of each such option agreement remain in full force and effect.  This acceleration of vesting period was considered a modification of the stock option award that impacted 217 employees and resulted in the determination of any compensation expense to be recorded on the modification date.  As the intrinsic value at the date of modification was $0, we recorded no compensation expense for this modification.

On June 22, 2005, the Compensation Committee of our Board of Directors granted options to purchase an aggregate of 2.1 million shares of our common stock, with an exercise price of $2.15 per share to current employees and executive officers pursuant to our Amended and Restated 2001 Stock Option Plan.  The options were fully vested on the date of grant, but the shares issued upon the exercise of the options may not be transferred or encumbered until certain transfer restrictions lapse.  For most employees, the transfer restrictions allow 50% of the shares underlying the options to be transferable on each one year anniversary of the date of grant.  For senior management, the transfer restrictions allow 25% of the shares underlying the options to be transferable on each one year anniversary of the date of grant.  The options granted to senior management have a 10 year term whereas all other options granted have a 4 year term.  This option grant differs from prior grants in that all employees were granted options and the restriction schedules and option terms differ for distinct groups of employees.  This one-time initiative was undertaken by the Compensation Committee to provide a retention incentive to general employees and to motivate them to approach their jobs from the perspective of shareholders while providing a traditional long-term incentive to senior management.

The decisions to initiate the Acceleration under the Plans on May 4, 2005 and to subsequently grant fully vested stock options with limits on transferability on June 22, 2005, which we believe to be in the best interest of Concurrent and its shareholders, were made primarily to limit compensation expense that would be expected to be recorded in future periods following our adoption on July 1, 2005 of SFAS 123(R).  Prior to adoption of SFAS 123(R), we accounted for stock-based compensation using the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which we did not recognize any compensation expense for its stock option grants. As a result of the Board’s decisions discussed above, we expected to reduce its aggregate compensation expense by a total of approximately $6.8 million, net of taxes over the four years subsequent to this decision (the vesting period for the accelerated options).

Defined Benefit Pension Plan

We maintain a defined benefit pension plan (the “Pension Plan”) for a few current and a number of former employees of our German subsidiary. The Pension Plan provides benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. Our policy is to fund benefits attributed to employees’ services to date as well as service expected to be earned in the future. The determination of our Pension Plan benefit obligation and expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the weighted average discount rate, the weighted average expected rate of return on plan assets and the weighted average rate of compensation increase.  To the extent that these assumptions change, our future benefit obligation and net periodic pension expense may be positively or negatively impacted.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the employer’s fiscal year-end balance sheet date, and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The recognition and disclosure provisions of SFAS 158 were effective for our fiscal year ended June 30, 2007. See Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this annual report for the impact of adoption of SFAS 158.

Selected Operating Data as a Percentage of Net Sales

The following table sets forth our consolidated historical operating information, as a percentage of total revenues, unless otherwise noted, for the periods indicated:

	Year Ended June 30,
	2007	2006	2005
Revenue:
Product	67.3%	69.3%	72.5%
Service	32.7	30.7	27.5
Total revenue	100.0	100.0	100.0
Cost of sales (% of respective sales category):
Product	55.8	50.4	47.4
Service	47.8	51.0	59.5
Total cost of sales	53.2	50.6	50.7
Gross margin	46.8	49.4	49.3
Operating expenses:
Sales and marketing	23.7	23.1	22.6
Research and development	25.5	26.3	23.8
General and administrative	14.7	13.4	12.4
Total operating expenses	63.9	62.8	58.8
Operating loss	(17.1)	(13.4)	(9.5)
Recovery (impairment) of minority investment	-	-	(0.4)
Interest income - net	0.1	0.3	0.3
Other income (expense), net	0.0	0.8	(0.6)
Loss before income taxes	(17.0)	(12.3)	(10.2)
Provision (benefit) for income taxes	0.6	0.3	(0.4)
Loss before cumulative effect of accounting change	(17.6)	(12.6)	(9.8)
Cumulative effect of accounting change (net of income taxes)	-	(0.4)	-
Net loss	(17.6)%	(13.0)%	(9.8)%

Results of Operations

We recognize revenue for product sales in accordance with the appropriate accounting guidance as described in our critical accounting policies.  We recognize revenue from customer service plans ratably over the term of each plan, which are typically between one and three years.

Custom engineering and integration services are often completed within 90 days from receipt of an order.  Revenues from these services are recognized upon completion and delivery of the product to the customer.  In certain instances, our customers require significant customization of both the software and hardware products.  In these situations, the services are considered essential to the functionality of the software and, therefore, the revenue from the arrangement, with the exception of maintenance,  is recognized in conformity with Accounting Research Bulletin (“ARB”) No. 45, Long Term Construction Type Contracts and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.  We record the value of the entire arrangement (excluding maintenance) as the project progresses based on actual costs incurred compared to the total costs expected to be incurred through completion.

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

Fiscal Year 2007 in Comparison to Fiscal Year 2006

The following table sets forth summarized consolidated financial information for each of the two fiscal years ended June 30, 2007 and 2006 as well as comparative data showing increases and decreases between periods.

	Year ended June 30,
(Dollars in Thousands)	2007	2006	$ Change	% Change
Product revenue	$46,549	$49,592	$(3,043)	(6.1%)
Service revenue	22,600	22,020	580	2.6%
Total revenue	69,149	71,612	(2,463)	(3.4%)
Product cost of sales	25,982	25,010	972	3.9%
Service cost of sales	10,806	11,233	(427)	(3.8%)
Total cost of sales	36,788	36,243	545	1.5%
Product gross margin	20,567	24,582	(4,015)	(16.3%)
Service gross margin	11,794	10,787	1,007	9.3%
Total gross margin	32,361	35,369	(3,008)	(8.5%)
Operating expenses:
Sales and marketing	16,366	16,576	(210)	(1.3%)
Research and development	17,616	18,783	(1,167)	(6.2%)
General and administrative	10,172	9,590	582	6.1%
Total operating expenses	44,154	44,949	(795)	(1.8%)
Operating loss	(11,793)	(9,580)	(2,213)	23.1%
Other income (expense) - net	80	749	(669)	(89.3%)
Loss before provision for income taxes and cumulative effect of accounting change	(11,713)	(8,831)	(2,882)	32.6%
Provision (benefit) for income taxes	458	191	267	139.8%
Loss before cumulative effect of accounting change	(12,171)	(9,022)	(3,149)	34.9%
Cumulative effect of accounting change (net of taxes)	-	(323)	323	NM (1)
Net loss	$(12,171)	$(9,345)	$(2,826)	30.2%

(1) NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for fiscal year 2007 was $46.5 million, a decrease of approximately $3.1 million, or 6.1%, from $49.6 million in fiscal year 2006.  The decrease in product sales resulted from the $7.8 million, or 32.8%, decrease in real-time product sales to $15.9 million in fiscal year 2007 from $23.7 million in fiscal year 2006.  This decrease was due to significantly lower fiscal year 2007 sales of our first-generation Aegis products to Lockheed-Martin resulting from satisfaction of the U.S. Navy’s demand for the first-generation technology in fiscal 2006.  In fiscal 2007, we generated revenues from our second-generation Aegis products, and expect to continue to do so, but not to the extent of those generated prior to fiscal 2007 from the first-generation Aegis products.

Partially offsetting the decrease in real-time product sales, on-demand product sales increased approximately $4.7 million, or 18.3%, to $30.6 million in fiscal year 2007 from $25.9 million in fiscal year 2006.  The increase in on-demand product revenue was driven by $5.2 million and $0.4 million increases in sales in North America and Asia, respectively.   The increase in on-demand product revenue was primarily generated by the sale of our next generation on-demand system to a North American multiple service operator that is newly deploying on-demand services in one of its larger markets, and also due to on-demand system and storage expansion at other existing North American customer sites.  On-demand product revenue increased in Asia primarily due to delivery of a customized web client software solution to a Japanese cable distributor.  Partially offsetting the increase in on-demand product revenue in North American and Asia was a $0.9 million decrease in European on-demand product revenue during fiscal year 2007, compared to fiscal year 2006.  The decrease in European on-demand product revenue resulted from significant initial site deployments of on-demand systems in the prior fiscal year.  During fiscal year 2007, European on-demand product revenue was driven by expansions of existing sites, which generated less sales volume than initial deployments.  Fluctuation in on-demand revenue is often due to the fact that we have a small base of large customers making periodic large purchases that account for a significant percentage of revenue.

Service Revenue.  Total service revenue for fiscal year 2007 was $22.6 million, an increase of approximately $0.6 million, or 2.6%, from $22.0 million in fiscal year 2006.  Service revenue associated with on-demand products increased approximately $0.9 million in fiscal 2007, compared to fiscal 2006, primarily due to maintenance revenue associated with our expanding base of on-demand market deployments in Japan.  Furthermore, the on-demand business continued to recognize maintenance and installation revenue on our expanding base of on-demand market deployments.  As the warranty agreements that typically accompany the initial sale and installation of our on-demand systems expire, we anticipate selling new maintenance agreements to our customers.

Service revenue related to real-time products decreased by $0.3 million, or 3.0%, during fiscal year 2007, compared to fiscal year 2006.  Service revenue associated with real-time products continued to decline primarily due to the expiration of maintenance contracts as legacy product were removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue.  We expect this trend of declining service revenue for real-time products to continue into the foreseeable future.

Product Gross Margin.  Product gross margin was $20.6 million for fiscal year 2007, a decrease of approximately $4.0 million, or 16.3%, from $24.6 million for fiscal year 2006.  Product gross margin as a percentage of product revenue decreased to 44.2% in fiscal year 2007 from 49.6% in fiscal year 2006.  Product gross margins, as a percentage of product revenue, decreased primarily due to a favorable real-time product mix during the prior year period.  Product margins during fiscal year 2006 were generated by a larger volume of higher margin real-time hardware and software sales of first-generation Aegis products with gross margins that were not replaced in the current year period by sales of second generation Aegis software.

Product gross margins further declined due to lower on-demand product gross margins in fiscal year 2007, compared to fiscal 2006.  Our on-demand product line has experienced pricing pressure due to the entrance of small competitors, a number of which have been acquired by substantially larger companies. Our fiscal 2007 on-demand gross margins were further impacted by low margins generated from a large customized web client software solution that was developed at higher than expected costs for a Japanese cable distributor, and also by an additional $0.2 million of amortization expense related to the acquired Everstream technology that was only expensed during three quarters of the prior fiscal year, due to the timing of the Everstream acquisition.

Service Gross Margin.  The gross margin on service revenue increased approximately $1.0 million, or 9.3%, to approximately $11.8 million, or 52.2% of service revenue in fiscal year 2007 from approximately $10.8 million, or 49.0% of service revenue in fiscal year 2006.  The increase in service margins was primarily due to additional maintenance revenue generated from our expanding on-demand market in Japan, coupled with $1.0 million in cost efficiencies gained from the termination of part of our worldwide service and support work-force, as we have scaled down the infrastructure that is necessary to fulfill declining real-time product related contractual obligations.  Partially offsetting the cost efficiencies gained from a smaller service and support work-force, during fiscal year 2007 we incurred an additional $0.4 million in severance expense, compared to fiscal 2006.  We expect to maintain similar service margins as we continue to scale down the infrastructure necessary to fulfill declining real-time product related contractual obligations.

Sales and Marketing.  Sales and marketing expenses decreased approximately $0.2 million, or 1.3%, to approximately $16.4 million in fiscal year 2007 from approximately $16.6 million in fiscal year 2006.  This decrease is primarily due to a $1.0 million reduction in salaries, wages and benefits and $0.1 million decrease in travel expense during fiscal year 2007, compared to the same period in the prior year, resulting from the termination of a part of our sales and marketing workforce during the beginning of our fiscal year 2007, in an effort to reduce operating expenses.  Additionally, we experienced a $0.1 million reduction in commissions primarily associated with a decline in real-time product sales.  Partially offsetting these cost savings, we incurred an additional $0.7 million in severance as a result of these terminations, compared to the same period of the prior year.  We also incurred an additional $0.4 million in depreciation expense in fiscal year 2007 related to our new MediaHawk 4500 on-demand systems that are being used as demonstration systems for customers.

Research and Development.  Research and development expenses decreased approximately $1.2 million, or 6.2% to approximately $17.6 million in fiscal year 2007 from approximately $18.8 million in fiscal year 2006.  Decreasing research and development expenses were primarily attributable to the $1.3 million reduction in salaries, benefits and other employee related costs during fiscal year 2007, compared to the same period in the prior year, resulting from the termination of a part of our development and engineering workforce during the beginning of our fiscal year 2007 in an effort to reduce operating expenses.    We also incurred $0.2 million less in depreciation expense related to development and test equipment in fiscal 2007, compared to fiscal 2006, as a result of a slight downward trend in capital expenditures for development and test equipment over the past few years.  Partially offsetting these cost savings, we incurred an additional $0.2 million in severance as a result of fiscal 2007 terminations and an additional $0.2 million of share based compensation expense, compared to fiscal year 2006.

General and Administrative.  General and administrative expenses increased $0.6 million, or 6.1% to $10.2 million in fiscal year 2007 from $9.6 million in fiscal year 2006.  During fiscal year 2007, our chief operating officer was terminated and, pursuant to his employment agreement, he will receive one year of severance equal to the value of his salary and benefits.  This action resulted in approximately $0.4 million of additional severance expense during fiscal year 2007.  Additionally, we recorded $0.2 million of additional legal expenses and an additional $0.2 million of salaries, wages and benefits during fiscal year 2007, compared to fiscal year 2006.  Additional salaries wages and benefits resulted primarily from additional administrative personnel related to our Everstream subsidiary that was added approximately midway through our prior year.  These additional costs were partially offset by $0.4 million less bad debt expense resulting from a prior year increase in the reserve related to one particular customer, and subsequent decrease in the reserve in fiscal 2007 primarily due to settlement of this particular customer account.

Interest Expense.  Interest expense for fiscal year 2007 increased $0.2 million due to the accrual of interest on past due international withholding tax payments.

Other Income (Expense).  During fiscal year 2006, other income of $0.7 million related to a refund from the Australian Tax Authority.  This refund related to previous withholding tax payments, over many years, on intercompany charges with our Australian subsidiary.  Expense associated with previous payments was originally recorded to “other expense” within our Consolidated Statement of Operations; therefore, we have recorded the refund to “other income” within our Consolidated Statement of Operations.

Provision (Benefit) for Income Taxes.  We recorded income tax expense for our foreign subsidiaries of $0.5 million in fiscal year 2007, primarily attributable to income earned in foreign locations that cannot be offset by net operating loss carryforwards and the establishment of a valuation allowance on deferred tax assets recorded by our Australian subsidiary due to our belief that we will more likely than not be unable to recognize these assets in the future.

Cumulative Effect of Accounting Change.  The Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 47, Accounting for Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (“FIN 47”), which requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  We adopted FIN 47 on June 30, 2006, recording a $0.3 million cumulative effect of accounting change (net of tax) in our consolidated Statement of Operations.  This amount resulted from our obligation to restore certain of our leased facilities to their original condition, upon eventual non-renewal of the applicable lease agreements and represents accretion of interest for the asset retirement obligation and depreciation of the associated leasehold improvement.  In fiscal 2007 we recorded approximately $23,000 of expense related to continued accretion of our lease restoration obligations.

Net Loss.  The net loss for fiscal year 2007 was $12.2 million or $0.17 per basic and diluted share compared to a net loss of $9.3 million or $0.14 per basic and diluted share in fiscal year 2006.

Fiscal Year 2006 in Comparison to Fiscal Year 2005

The following table sets forth summarized consolidated financial information for each of the two fiscal years ended June 30, 2006 and 2005 as well as comparative data showing increases and decreases between periods.

	Year ended June 30,
(Dollars in Thousands)	2006	2005	$ Change	% Change
Product revenue	$49,592	$57,070	$(7,478)	(13.1%)
Service revenue	22,020	21,615	405	1.9%
Total revenue	71,612	78,685	(7,073)	(9.0%)
Product cost of sales	25,010	27,053	(2,043)	(7.6%)
Service cost of sales	11,233	12,856	(1,623)	(12.6%)
Total cost of sales	36,243	39,909	(3,666)	(9.2%)
Product gross margin	24,582	30,017	(5,435)	(18.1%)
Service gross margin	10,787	8,759	2,028	23.2%
Total gross margin	35,369	38,776	(3,407)	(8.8%)
Operating expenses:
Sales and marketing	16,576	17,785	(1,209)	(6.8%)
Research and development	18,783	18,748	35	0.2%
General and administrative	9,590	9,717	(127)	(1.3%)
Restructuring charge	-	(17)	17	NM (1)
Total operating expenses	44,949	46,233	(1,284)	(2.8%)
Operating loss	(9,580)	(7,457)	(2,123)	28.5%
Impairment loss on minority investment	-	(313)	313	NM (1)
Other income (expense) - net	749	(231)	980	NM (1)
Loss before provision for income taxes and cumulative effect of accounting change	(8,831)	(8,001)	(830)	10.4%
Provision (benefit) for income taxes	191	(272)	463	NM (1)
Loss before cumulative effect of accounting change	(9,022)	(7,729)	(1,293)	16.7%
Cumulative effect of accounting change (net of taxes)	(323)	-	(323)	NM (1)
Net loss	$(9,345)	$(7,729)	$(1,616)	20.9%

(1) NM denotes percentage is not meaningful

Product Revenue.  Total product sales for fiscal year 2006 were $49.6 million, a decrease of approximately $7.5 million, or 13.1% from $57.1 million in fiscal year 2005.  The decrease in product sales resulted from the $5.1 million, or 16.2%, decrease in on-demand product sales to $25.9 for fiscal year 2006 from $31.0 million for fiscal year 2005.  To a lesser extent the decrease in product sales also resulted from the $2.4 million, or 9.4% decrease in real-time product sales to $23.7 million for fiscal year 2006 from $26.1 million for fiscal year 2005.  The decrease in on-demand product sales was primarily due to a $3.4 million decrease in international sales, particularly in Japan, during the twelve months ended June 30, 2006, as compared to the same period of the prior year.  Although we were able to generate incremental revenue from the sale of Everstream on-demand reporting tools within our Japanese market during the twelve months ended June 30, 2006, this revenue did not match the revenue generated from prior year new system deployments within the Japanese market. The reduction in on-demand product revenue in Japan was partially offset by an increase in European on-demand product revenue through our relationship with Alcatel-Lucent.  The decrease in on-demand product sales was also due to a $1.7 million decrease in revenue from our North American market in fiscal year 2006, as compared to fiscal year 2005, primarily due to competitive pricing pressures in the North American market during 2006.  Fluctuation in on-demand revenue is often due to the fact that we have a small base of large customers making periodic large purchases that account for a significant percentage of revenue.

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

Sales and Marketing.  Sales and marketing expenses decreased $1.2 million, or 6.8%, to $16.6 million during fiscal year 2006 from $17.8 million in fiscal year 2005.  This decrease is primarily due to a $1.2 million reduction in salaries, wages and benefits resulting from the cost savings initiative implemented during the twelve months ended June 30, 2005, and severance of $0.3 million recorded in the prior year.  In addition, we reduced depreciation expense associated with demonstration equipment by $0.4 million during the twelve months ended June 30, 2006, as compared to the same period of the prior year, due to the fact that we have reduced spending on such equipment.  Partially offsetting these decreases, commission expense increased $0.3 million during the twelve months ended June 30, 2006, as compared to the same period of the prior year, due to the structure of commission agreements in fiscal year 2006.  Also during the twelve months ended June 30, 2006, we began including expenses from Everstream’s sales force and amortization of Everstream’s customer base, resulting in an additional $0.3 million of expense during the twelve months ended June 30, 2006.

Research and Development.  Research and development expenses remained relatively flat, increasing $0.1 million, or 0.2%, to $18.8 million during fiscal 2006 from $18.7 million in fiscal year 2005.  During the twelve months ended June 30, 2006, we incurred $2.2 million less in development expenses for subcontractors and engineers because they were no longer necessary to meet software development requirements for customers’ business management functionality, resource management and client system monitoring.  In addition to the decreasing personnel costs, we also incurred $0.2 million less in severance costs as compared to the twelve months ended June 30, 2005.  These decreasing costs from our traditional research and development group were partially offset by the inclusion of an additional $2.5 million of expenses from Everstream’s research and development group during the twelve months ended June 30, 2006.

General and Administrative.  General and administrative expenses remained relatively flat, decreasing $0.1 million, or 1.3%, to $9.6 million during fiscal year 2006 from $9.7 million in fiscal year 2005.  During the twelve months ended June 30, 2006,  share-based compensation expense resulting from adoption of SFAS 123(R) increased by $0.2 million and inclusion of Everstream’s operations resulted in an additional $0.1 million in expenses during the twelve months ended June 30, 2006, as compared to the same period of the prior year.  Offsetting these increasing costs, salaries wages and benefits decreased by $0.4 million during the twelve months ended June 30, 2006, primarily due to the cost savings initiative during the twelve months ended June 30, 2005.

Recovery (Impairment Loss) of Minority Investment.  During fiscal year 2005, we became aware of circumstances that, at the time, provided evidence of an “other than temporary” impairment of our investment in Everstream.  Based upon an evaluation of the investment in Everstream during this period, we recorded an impairment charge of $0.4 million and reduced our “Investment in minority owned company” to $0.1 million.  Partially offsetting this charge was the receipt, during fiscal year 2005, of $0.1 million in cash from the continued monetization of Thirdspace assets and settlement of its liabilities.

Other income (expense).  Other income (expense), net, increased $1.0 million to $0.7 million other income, net during fiscal year 2006 from ($0.2) million of expense, net in fiscal 2005. During the twelve months ended June 30, 2006, we received a $0.7 million refund from the Australian Tax Authority.  This refund related to previous withholding tax payments, over many years, on intercompany charges with our Australian subsidiary.  Expense associated with previous payments was originally recorded to “other income (expense)” within our Consolidated Statement of Operations; therefore, we recorded the refund to “other income (expense)” within our Consolidated Statement of Operations.  The net expense amount in fiscal 2005 was primarily due to $0.2 million in realized currency translation losses on settlement of foreign transactions and $0.2 million on losses from the write-off of fixed assets that were no longer of use.

Provision (Benefit) for Income Taxes.  We recorded an income tax provision for our domestic and foreign subsidiaries of $0.2 million during fiscal year 2006.  Income tax expense during fiscal year 2006 was primarily attributable to state income taxes and income earned in foreign locations that cannot be offset by net operating loss carryforwards.  We recorded an income tax benefit for our domestic and foreign subsidiaries of $(0.3) million during fiscal year 2005.  This income tax benefit primarily relates to the $(0.3) million income tax contingency reserves that we determined were no longer required and were reversed as an income tax benefit.  The remainder of the benefit relates primarily to a tax benefit recognized by one of our international subsidiaries that utilized a net operating loss carryback in fiscal year 2005.

Cumulative Effect of Accounting Change.  The FASB FIN 47, Accounting for Asset Retirement Obligations – an interpretation of FASB Statement No. 143, which requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated.  We adopted FIN 47 on June 30, 2006, recording a $0.3 million cumulative effect of accounting change (net of tax) in our consolidated Statement of Operations.  This amount resulted from our obligation to restore certain of our leased facilities to their original condition, upon eventual non-renewal of the applicable lease agreements and represents accretion of interest for the asset retirement obligation and depreciation of the associated leasehold improvement.

Net loss.  The net loss for fiscal year 2006 was $9.3 million or $0.14 per basic and diluted share compared to net loss of $7.7 million or $0.12 per basic and diluted share in fiscal 2006.

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•	the rate of growth or decline, if any, of on-demand market expansions and the pace at which domestic and international broadband companies and telephone companies implement on-demand technology;

•	the rate of growth, if any, of deployment of our real-time operating systems and tools;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product lines;

•	our ability to leverage the potential of Everstream;

•	our ability to raise additional capital, if necessary;

•	our ability to obtain additional bank financing, if necessary;

•	our ability to meet the covenants contained in our Credit Agreement;

•	timing of product shipments, which occur primarily during the last month of the quarter;

•	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles; and

•
the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases.

Uses and Sources of Cash

We used $3.9 million, $4.0 million and $8.5 million of cash from operating activities during fiscal years 2007, 2006, and 2005, respectively.  The use of cash from operations during each fiscal year was primarily due to operating losses. The decrease in cash usage from operations during the twelve months ended June 30, 2007 compared to the twelve months ended June 30, 2006 is due to tighter control over inventory, as well as timing of trade purchases and subsequent payments of related trade payables.

We invested approximately $2.5 million in property and equipment during fiscal year 2007 compared to $1.9 million during fiscal year 2006 and $2.0 million in fiscal year 2005.  Capital additions during each of these periods related primarily to product development and testing equipment.  Incremental purchases in fiscal year 2007 related primarily to additional demonstration equipment made available to customers related to our next generation on-demand solution.  We expect a similar mix and cost of capital during the upcoming year, as we continue to focus on further development of our technology and expect to make demonstration systems for another generation of our on-demand solution available to customers.  Also, we received $1.2 million of cash during the twelve months ended June 30, 2006 from the operations of Everstream, which we acquired on October 11, 2005.

In May 2007, we issued 11.2 million shares of Common Stock and warrants in a private placement for an aggregate purchase price of $14.0 million.  Net proceeds after issuance costs were approximately $12.6 million. The warrants are exercisable into 2.8 million shares of Common Stock at an exercise price of $1.62 per share, are exercisable as of the date of issuance, and expire five years after the date of issuance.  We intend to use the proceeds of the private placement for general corporate purposes, including working capital and capital expenditures.  The shares issued under this private placement were registered under a registration statement filed with the SEC and declared effective on June 14, 2007.

On December 22, 2006, we entered into an Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with Silicon Valley Bank (the “Bank”).  The Credit Agreement amends and restates our then existing outstanding credit facilities with the Bank and provides for a $10.0 million revolving credit line (the “Revolver”) with a borrowing base dependent upon our outstanding domestic and Canadian accounts receivable.   The Credit Agreement requires us to pay minimum monthly interest payments of $5,000, regardless of whether any amounts have been advanced under the Revolver.  The interest amount will be based upon the amount advanced and the rate varies based upon our accounts receivable and the amount of cash in excess of debt.  The interest rate on the Revolver was 8.75% as of June 30, 2007.  The Credit Agreement also has an early termination fee equal to 100% of the remaining minimum monthly interest payments. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility.  Prior to our private investment of public equity, the Credit Agreement’s expiration date was December 22, 2007; however, under the terms of the Credit Agreement the expiration date of the Revolver was extended to December 22, 2008 after we obtained additional equity financing in excess of $10.0 million in May 2007 (see Note 13 to Consolidated Financial Statements). We used a portion of the Revolver to repay our existing term loan as of the date of the Credit Agreement.  Based on the borrowing formula and our financial position as of June 30, 2007, $10.0 million was available to us under the Revolver.  As of June 30, 2007, we had drawn $1.1 million under the Revolver that was used to repay our previous term loan, resulting in $8.9 million of remaining available funds under the Revolver.

In addition, the Credit Agreement contains certain financial covenants, including a required adjusted quick ratio (the ratio of certain highly liquid assets to current liabilities (less the current portion of deferred revenue)) of at least 1.25 to 1.00 and a minimum tangible net worth of at least $14.3 million, as of June 30, 2007. The Credit Agreement also contains customary restrictive covenants concerning our operations.  As of June 30, 2007, our adjusted quick ratio was 2.49 to 1.00 and our tangible net worth was $23.0 million.  As of June 30, 2007, we were in compliance with these covenants.

In August 2006 we entered into an unsecured short-term note payable to finance insurance premiums, totaling $0.7 million.  The note payable matured on April 25, 2007 and incurred interest at 6.80% with $71,000 monthly payments of principal and interest.  We repaid the entire balance of this short-term note payable, including interest resulting in a $0 balance as of June 30, 2007.

At June 30, 2007, we had working capital of $22.2 million and had no material commitments for capital expenditures compared to working capital of $17.4 million and $22.9 million at June 30, 2006 and 2005, respectively.  We believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months.  However, unless and until our revenue increases and stabilizes, it is likely that we will continue to use cash from operating activities.  We believe that we could report a net loss for fiscal 2008 and may continue to use cash from operating activities.

Off-Balance Sheet Arrangements

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers that often require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products.  We evaluate estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We consider factors such as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any material liabilities related to such indemnifications in our financial statements.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2007:

	Payments Due By Fiscal Year
	(Dollars in thousands)

Contractual Obligations	Total	2008	2009-2010	2011-2012	Thereafter
Operating leases	$5,522	$2,096	$2,103	$925	$398
Revolving bank line of credit	1,077	-	1,077	-	-
Interest payments related to revolving bank line of credit	90	60	30	-	-
Pension plan	2,277	153	352	439	1,333
Total	$8,966	$2,309	$3,562	$1,364	$1,731

Recently Issued Accounting Pronouncements

On January 1, 2007, Concurrent adopted Emerging Issues Task Force (“EITF”) No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation)  (“EITF No. 06-3”), which discusses taxes imposed on, and imposed concurrent with, a specific revenue-producing transaction between a seller and its customer. It requires entities to disclose, if significant, on an interim and annual basis for all periods presented: (a) the accounting policy elected for these taxes; and (b) the amounts of the taxes reflected gross (as revenue) in the income statement. Concurrent accounts for sales taxes on a net basis and the adoption of EITF No. 06-3 did not have a material impact on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value.  SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of this statement on its financial statements, but do not believe that such impact will be material.  We expect to adopt SFAS No.157 on July 1, 2008, or the beginning of our fiscal year 2009.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  We adopted FIN 48 on July 1, 2007 and are currently evaluating the impact of this interpretation on our Consolidated Financial Statements..

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS No. 158”).  This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006 or as of June 30, 2007 for us.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008 or for our fiscal year ending June 30, 2009.  As of June 30, 2007, we have adopted SFAS No. 158, which had the following impact on our balance sheet as of June 30, 2007:

	Balances Before Adoption of SFAS No. 158	Adjustments	Balances After Adoption of SFAS No. 158
	(Dollars in Thousands)
Balance Sheet Caption
Accounts payable and accrued expenses	$-	$24	$24
Pension liability	1,826	(636)	1,190
Accumulated other comprehensive loss	(8)	612	604
Total liabilities and stockholders' equity	$1,818	$-	$1,818

In September 2006, the SEC staff revised Staff Accounting Bulletin (SAB) Topic 1N, Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 addresses how a registrant should evaluate whether an error in its financial statements is material.  The guidance in SAB 108 is effective for fiscal years ending after November 15, 2006.  The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

Cautionary Statements Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this release may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this release, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, our pricing trends, our expected cash position, our expectations of market share and growth, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash, our ability to remove any transfer limitations on our patents, the impact of litigation, and our trend of declining real-time service revenue.  These statements are based on beliefs and assumptions of Concurrent’s management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: availability of video-on-demand (“VOD”) content; delays or cancellations of customer orders; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage growth; delays in testing and introductions of new products;  rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of  competition on the pricing of VOD products; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new on-demand and real-time products; financing for working capital needs; the availability of Linux software in light of issues raised by SCO Group; the success of our relationships with Alcatel-Lucent; capital spending patterns by a limited customer base; and privacy concerns over data collection.

Other important risk factors are discussed under the heading “Risk Factors”.

Our forward-looking statements are based on current expectations and speak only as of the date of such statements.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

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

Item 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data are included herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

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

Changes in Internal Control

There were no significant changes to our internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting and the attestation report of our independent registered public accountants are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this report under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are on pages 55 and 56, respectively, and incorporated herein by reference.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding the Registrant’s executive officers is located in Item X of this Form 10-K.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors” in the Registrant's Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on October 24, 2007 (“Registrant's 2007 Proxy Statement”).

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant's 2007 Proxy Statement.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors – Corporate Governance and Committees of the Board of Directors – Audit Committee” in the Registrant’s 2007 Proxy Statement.

Item 11. Executive Compensation.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Compensation Discussion and Analysis” (Other than the Compensation Committee Report) and “Compensation of Directors” in the Registrant's 2007 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions “Common Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in Registrant's 2007 Proxy Statement.

The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Registrant herein incorporates by reference in this Form 10-K certain information under the caption “Certain Relationships and Related Party Transactions” in Registrant’s 2007 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The registrant hereby incorporates by reference in this Form 10-K certain information under the caption “Principal Accountant Fees and Services” in Registrant’s 2007 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements Filed As Part Of This Report:

Report of Independent Registered Public Accounting Firm

Management Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2007 and 2006

Consolidated Statements of Operations for each of the three years in the period ended June 30, 2007

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for each of the three years in the period ended June 30, 2007

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2007

Notes to Consolidated Financial Statements

  (2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, is not applicable, material or required.

      (3) Exhibits

Exhibit	Description of Document

3.1	--Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	--Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

3.3
--Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.4	--Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.5	--Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	--Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.2	--Form of Rights Certificate (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2002).

4.3
--Amended and Restated Rights Agreement dated as of August 7, 2002 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2002).

4.4	--Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference)

4.5	--Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference)

10.1	--Loan and Security Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on February 4, 2005).

10.2	--Schedule of Officers who have entered into the Form Indemnification Agreement (incorporated by reference to the Registrant’s Quarterly report on Form 10-Q for the quarter ended December 31, 2004).

10.3	--1991 Restated Stock Option Plan (as amended as of October 26, 2000) (incorporated by reference Exhibit A to the Registrant’s Proxy Statement dated September 18, 2000).

10.4	--Richard Rifenburgh Non-Qualified Stock Option Plan and Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-82686)).

10.5	--Concurrent Computer Corporation 2001 Stock Option Plan (incorporated by reference to Annex II to the Registrant’s Proxy Statement dated September 19, 2001).

10.6	--Concurrent Computer Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-125974)).

10.7	--Form of Option agreement with transfer restrictions (incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 24, 2005).

10.8	--Form of Incentive Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-45871)).

10.9
--Form of Non-Qualified Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

10.10	--Summary of Performance Grants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed March 3, 2005).

10.11	--Employment Agreement dated as of February 1, 2005 between the Registrant and Greg Wilson (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on February 4, 2005).

10.12	--Protective Agreement dated as of February 1, 2005 between the Registrant and Greg Wilson (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on February 4, 2005).

10.13
--Employment Agreement dated as of November 26, 2001 between the Registrant and Kirk Somers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.14
--Employment Agreement dated as of June 24, 2004 between the Registrant and Warren Neuburger (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.15
--Video-on-demand Purchase Agreement, dated March 29, 2001, by and between Concurrent Computer Corporation and Comcast Cable Communications of Pennsylvania, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).

10.16
--Amended and Restated Employment Agreement dated as of August 8, 2006 between the Registrant and T. Gary Trimm and adjustment to executive officers’ salaries (incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 10, 2006).

10.17
-- Entry into a Material Definitive Agreement between the Registrant and Silicon Valley Bank in the form of a Forbearance to Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 14, 2006).

10.18
-- Entry into a Material Definitive Agreement between the Registrant and Silicon Valley Bank in the form of a Waiver and Third Loan Modification Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 31, 2006).

10.19	--Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006).

10.20	--Consulting Services Agreement among the Company, TechCFO and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.21	--Indemnification Agreement between the Company and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.22
--Form of Securities Purchase Agreement by and among Concurrent Computer Corporation and the purchasers set forth on the signature pages thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

14.1	--Code of Ethics for Senior Executives & Financial Officers (incorporated by reference to the Registrant’s Proxy for the fiscal year ended June 30, 2003).

21.1*	--List of Subsidiaries.

23.1*	--Consent of Deloitte & Touche LLP.

31.1*	--Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	--Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	--Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	--Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Included herewith.

CONCURRENT COMPUTER CORPORATION
ANNUAL REPORT ON FORM 10-K

Item 8
Consolidated Financial Statements and Supplementary Data
Year Ended June 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Concurrent Computer Corporation:

We have audited the accompanying consolidated balance sheets of Concurrent Computer Corporation and subsidiaries (the "Company") as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2007.  Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a) (2).  These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Concurrent Computer Corporation and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 31, 2007 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
August 31, 2007

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Concurrent;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Concurrent are being made only in accordance with authorizations of management and directors of Concurrent; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Concurrent’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of its internal control over financial reporting as of June 30, 2007 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Concurrent’s internal control over financial reporting is effective as of June 30, 2007.

The registered independent public accounting firm of Deloitte & Touche LLP, as auditors of Concurrent’s consolidated financial statements, has issued an attestation report on Concurrent’s internal control over financial reporting, which report is included herein.

/s/ T. Gary Trimm	/s/ Emory O. Berry

T. Gary Trimm	Emory O. Berry
President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Concurrent Computer Corporation:

We have audited the internal control over financial reporting of Concurrent Computer Corporation and subsidiaries (the "Company") as of June 30, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2007 of the Company and our report dated August 31, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
August 31, 2007

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$20,416	$14,423
Accounts receivable, less allowance for doubtful accounts of $96 at June 30, 2007 and $380 at June 30, 2006	20,987	15,111
Inventories, net	3,457	6,164
Prepaid expenses and other current assets	934	1,578
Total current assets	45,794	37,276

Property, plant and equipment, net	4,303	6,015
Intangible - purchased technology, net	4,996	5,911
Intangible - customer relationships and trademark, net	2,703	2,876
Goodwill	15,560	15,560
Other long-term assets, net	777	1,120
Total assets	$74,133	$68,758
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,566	$11,581
Notes payable to bank, current portion	-	1,034
Deferred revenue	7,996	7,277
Total current liabilities	23,562	19,892

Long-term liabilities:
Deferred revenue	1,053	1,602
Revolving bank line of credit	1,077	-
Notes payable to bank, less current portion	-	549
Pension liability	1,190	2,290
Other	656	651
Total liabilities	27,538	24,984

Commitments and contingencies (Note 18)

Stockholders' equity:
Shares of series preferred stock, par value $.01; 25,000,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of Series A participating cumulative preferred stock, par value $0.01;300,000 authorized; none issued	-	-
Shares of common stock, par value $.01; 100,000,000 authorized;82,940,528 and 71,530,763 issued and outstanding at June 30, 2007and 2006, respectively	829	716
Capital in excess of par value	202,819	189,409
Accumulated deficit	(157,971)	(145,800)
Treasury stock, at cost; 1,845 and 3,971 shares at June 30, 2007 and 2006, respectively	(3)	(13)
Accumulated other comprehensive income (loss)	921	(538)
Total stockholders' equity	46,595	43,774
Total liabilities and stockholders' equity	$74,133	$68,758

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended June 30,
	2007	2006	2005
Revenues:
Product	$46,549	$49,592	$57,070
Service	22,600	22,020	21,615
Total revenues	69,149	71,612	78,685
Cost of sales:
Product	25,982	25,010	27,053
Service	10,806	11,233	12,856
Total cost of sales	36,788	36,243	39,909
Gross margin	32,361	35,369	38,776

Operating expenses:
Sales and marketing	16,366	16,576	17,785
Research and development	17,616	18,783	18,748
General and administrative	10,172	9,590	9,717
Restructuring charge	-	-	(17)
Total operating expenses	44,154	44,949	46,233
Operating loss	(11,793)	(9,580)	(7,457)

Recovery (impairment loss) of minority investment	-	-	(313)
Interest income	423	467	403
Interest expense	(365)	(235)	(163)
Other income (expense), net	22	517	(471)

Loss before income taxes	(11,713)	(8,831)	(8,001)

Provision (benefit) for income taxes	458	191	(272)
Loss before cumulative effect of accounting change	(12,171)	(9,022)	(7,729)
Cumulative effect of accounting change (net of income taxes)	-	(323)	-
Net loss	$(12,171)	$(9,345)	$(7,729)
Net loss per share
Basic	$(0.17)	$(0.14)	$(0.12)
Diluted	$(0.17)	$(0.14)	$(0.12)

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share amounts)
For each of the three years in the period ended June 30, 2007

						Accumulated
	Common Stock		Capital In			Other
		Par	Excess Of	Accumulated	Unearned	Comprehensive	Treasury Stock
	Shares	Value	Par Value	Deficit	Compensation	Income (Loss)	Shares	Cost	Total

Balance at June 30, 2004	62,817,029	$628	$174,338	$(128,712)	$(351)	$(135)	(19,323)	$(42)	$45,726
Sale of common stock under stock plans	116,105	1	57						58
Issuance of restricted stock	1,040,632	10	1,936		(1,946)				-
Retirement of restricted stock	(331,120)	(2)	(683)		685				-
Revaluation of restricted stock			119		(119)				-
Amortization of unearned compensation					169				169
Acquisition of treasury stock							(2,946)	(5)	(5)
Disposition of treasury stock			2	(14)			22,269	47	35
Other comprehensive income (loss):
Net loss				(7,729)					(7,729)
Foreign currency translation adjustment						200			200
Minimum pension liability adjustment						(101)			(101)
Total comprehensive loss									(7,630)
Balance at June 30, 2005	63,642,646	637	175,769	(136,455)	(1,562)	(36)	-	-	38,353
Sale of common stock under stock plans	165,827	2	345						347
Issuance of common stock	5,000		10						10
Issuance of restricted stock	132,999	1							1
Elimination of unearned compensation (SFAS 123(R))	(872,486)	(9)	(1,553)		1,562				-
Everstream acquisition	8,456,777	85	14,292						14,377
Share-based compensation expense			528						528
Acquisition of treasury stock							(21,192)	(34)	(34)
Disposition of treasury stock			18				17,221	21	39
Other comprehensive income (loss):
Net loss				(9,345)					(9,345)
Foreign currency translation adjustment						(49)			(49)
Minimum pension liability adjustment						(453)			(453)
Total comprehensive loss									(9,847)
Balance at June 30, 2006	71,530,763	$716	$189,409	$(145,800)	$0	$(538)	(3,971)	$(13)	$43,774
Sale of common stock under stock plans	35,424		12						12
Issuance of common stock related to private placement	11,200,000	112	12,488						12,600
Issuance of restricted stock	174,341	1							1
Share-based compensation expense			915						915
Acquisition of treasury stock							(19,098)	(33)	(33)
Disposition of treasury stock			(5)				21,224	43	38
Other comprehensive income (loss):
Net loss				(12,171)					(12,171)
Foreign currency translation adjustment						249			249
Minimum pension liability adjustment						598			598
Total comprehensive loss									(11,324)
Adjustment to initially apply SFAS 158, net of tax						612			612
Balance at June 30, 2007	82,940,528	$829	$202,819	$(157,971)	$0	$921	(1,845)	$(3)	$46,595

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2007	2006	2005
Cash flows provided by (used in) operating activities:
Net loss	$(12,171)	$(9,345)	$(7,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,355	5,163	5,259
Share-based compensation	915	528	169
Non-cash accretion expense	23	323	-
Provision for (reversal of) bad debts	(188)	184	-
Impairment loss on minority investment	-	-	313
Provision for inventory reserves	496	-	11
Other non-cash expenses, net	110	166	376
Decrease (increase) in assets:
Accounts receivable, net	(5,688)	2,081	(6,385)
Inventories, net	2,211	(1,061)	4,535
Prepaid expenses and other current assets, net	498	(704)	73
Other long-term assets, net	297	262	341
Increase (decrease) in liabilities:
Accounts payable and accrued expenses, net	3,961	(1,399)	(14)
Deferred revenue	170	(341)	(5,744)
Long-term liabilities, net	115	174	255
Net cash used in operating activities	(3,896)	(3,969)	(8,540)

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(2,525)	(1,912)	(2,031)
Cash received from acquisition of Everstream	-	1,159	-
Net cash used in investing activities	(2,525)	(753)	(2,031)

Cash flows provided by (used in) financing activities:
Proceeds from sale and issuance of common stock, net	12,613	357	58
Proceeds from revolving bank line of credit	1,077	-	-
Repayment of note payable to bank	(1,583)	(954)	(463)
Proceeds from note payable to bank, net of issuance expenses	-	-	2,930
Proceeds from short term note payable	690	-	-
Repayment of short term not payable	(690)	-	-
Repayment of capital lease obligation	-	-	(49)
Sale (purchase) of treasury stock, net	5	5	30
Net cash provided by (used in) financing activities	12,112	(592)	2,506

Effect of exchange rates on cash and cash equivalents	302	(143)	17

Decrease in cash and cash equivalents	5,993	(5,457)	(8,048)
Cash and cash equivalents - beginning of year	14,423	19,880	27,928
Cash and cash equivalents - end of year	$20,416	$14,423	$19,880

Cash paid during the period for:
Interest	$227	$206	$64
Income taxes (net of refunds)	$150	$64	$327

Non-cash investing/financing activities:
Non-cash consideration for acquisition	$-	$14,375	$-

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview of the Business

Concurrent Computer Corporation (Concurrent) is a supplier of high-performance computer systems, software, and services.  The computer systems and software fall under two product lines: on-demand and real-time.

Concurrent’s on-demand product line provides on-demand systems consisting of hardware and software that provide monitoring and operations management for on-demand TV and integration services, primarily to residential broadband companies that have upgraded their networks to support interactive, digital services.

Concurrent’s real-time product line provides high-performance, real-time operating systems and development tools to commercial and government customers for use with a wide range of applications that benefit from guaranteed, instantaneous response and repeatability.

Concurrent provides sales and support from offices and subsidiaries throughout North America, Europe, Asia, and Australia.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Concurrent and all wholly-owned domestic and foreign subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency

The functional currency of all of Concurrent’s foreign subsidiaries is the applicable local currency.  The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates of exchange prevailing during the fiscal year.  Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders’ equity.  Gains or losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations, except for those relating to intercompany transactions of a long-term investment nature which are accumulated in a separate component of stockholders’ equity.

Gains (losses) on foreign currency transactions of $67,000, ($86,000) and $(162,000) for the years ended June 30, 2007, 2006 and 2005, respectively, are included in “Other income (expense), net” in the Consolidated Statements of Operations.

Cash and Cash Equivalents

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Goodwill and Trademark

At July 1, 2007 and 2006, Concurrent’s annual testing day, and in accordance with the requirements under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), Concurrent updated and reviewed the impairment analysis in conjunction with revised expected future operating results and as a result, there was no impairment charge necessary in either period.  Subsequent impairment charges, if any, will be reflected in operating income in the Consolidated Statements of Operations.

Revenue Recognition Policy

Concurrent recognizes revenue when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable.

Software and Hardware Sales

On-demand and real-time product revenues are recognized based on the guidance in the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2 and related amendments, SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.  Concurrent’s standard contractual arrangements with its customers generally include the delivery of a hardware and software system, certain professional services that typically involve installation and training, and ongoing software and hardware maintenance.   The software component of the arrangement is considered to be essential to the functionality of the hardware.  Therefore, in accordance with Emerging Issues Task Force No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, the hardware and the hardware maintenance components are considered software related and the provisions of SOP 97-2 apply to all elements of the arrangement.  Under multiple element arrangements, Concurrent allocates revenue to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value.  Concurrent’s VSOE of fair value is determined based on the price charged when the same element is sold separately.   If VSOE of fair value does not exist for all elements in a multiple element arrangement, Concurrent recognizes revenue using the residual method.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue.

In certain instances, Concurrent’s customers require significant customization of both the software and hardware products.  In these situations, the design and development is considered essential to the functionality of the software and, therefore the revenue from these arrangements, with the exception of maintenance, is recognized in conformity with Accounting Research Bulletin (“ARB”) No. 45, Long Term Construction Type Contracts and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.  For long-term contracts, revenue is recognized using the percentage-of-completion method of accounting based on costs incurred on the project compared to the total costs expected to be incurred through completion.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

Capitalized Software

Concurrent accounts for software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”).  Under SFAS 86, the costs associated with software development are required to be capitalized after technological feasibility has been established. Concurrent ceases capitalization upon the achievement of customer availability.  Costs incurred by Concurrent between technological feasibility and the point at which the products are ready for market are insignificant and as a result Concurrent had no internal software development costs capitalized at June 30, 2007 and 2006.

Concurrent has not incurred costs related to the development of internal use software.

Research and Development

Research and development expenditures are expensed as incurred.

Basic and Diluted Net Loss per Share

Basic net loss per share is computed in accordance with SFAS No. 128, Earnings Per Share, by dividing net loss by the weighted average number of common shares outstanding during each year.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Common share equivalents of 10,423,000, 7,848,000 and 6,403,000 for the years ended June 30, 2007, 2006, and 2005, respectively, were excluded from the calculation as their effect was antidilutive.  The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share for the periods indicated:

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

	Year Ended June 30,
(Dollars and share data in thousands, except per share amounts)	2007	2006	2005
Basic and diluted EPS calculation:
Net loss	$(12,171)	$(9,345)	$(7,729)

Basic weighted average number of shares outstanding	72,964	68,988	62,737
Effect of dilutive securities:
Employee stock options	-	-	-
Diluted weighted average number of shares outstanding	72,964	68,988	62,737

Basic EPS	$(0.17)	$(0.14)	$(0.12)

Diluted EPS	$(0.17)	$(0.14)	$(0.12)

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which addresses financial accounting and reporting for the impairment and disposition of long-lived assets, Concurrent evaluates the recoverability of long-lived assets, other than indefinite lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets to be held and used, Concurrent recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.  Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.  As a result of these reviews, Concurrent has not recorded any impairment losses related to long-lived assets, for any of the years ending June 30, 2007, 2006 and 2005.

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

Income Taxes

Concurrent and its domestic subsidiaries file a consolidated federal income tax return.  All foreign subsidiaries file individual or consolidated tax returns pursuant to local tax laws.  Concurrent follows the asset and liability method of accounting for income taxes.  Under the asset and liability method, a deferred tax asset or liability is recognized for temporary differences between financial reporting and income tax bases of assets and liabilities, tax credit carryforwards and operating loss carryforwards.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that such deferred tax assets will not be realized.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Share-Based Compensation

Option awards are granted with an exercise price equal to the market price of Concurrent’s stock at the date of grant.  Effective July 1, 2005, Concurrent adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires the recognition of the fair value of stock compensation in the Statement of Operations.  Concurrent recognizes stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  All of Concurrent’s stock compensation is accounted for as equity instruments.  Prior to July 1, 2005, Concurrent accounted for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations.

Refer to Note 12 for assumptions used in calculation of fair value.  As of June 30, 2007, total compensation costs related to unvested options not yet recognized is approximately $1,497,000.

Comprehensive Income (Loss)

Concurrent reports comprehensive income (loss), in addition to net loss from operations, as required by SFAS No. 130, Reporting Comprehensive Income.  Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss).  Comprehensive income (loss) is defined as a change in equity during the financial reporting period of a business enterprise resulting from non-owner sources.  Components of accumulated other comprehensive income (loss) are disclosed in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss).

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

3.	New Accounting Pronouncements

On January 1, 2007, Concurrent adopted Emerging Issues Task Force (“EITF”) No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation)  (“EITF No. 06-3”), which discusses taxes imposed on, and imposed concurrent with, a specific revenue-producing transaction between a seller and its customer. It requires entities to disclose, if significant, on an interim and annual basis for all periods presented: (a) the accounting policy elected for these taxes; and (b) the amounts of the taxes reflected gross (as revenue) in the income statement. Concurrent accounts for sales taxes on a net basis and the adoption of EITF No. 06-3 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). This standard provides guidance for using fair value to measure assets and liabilities.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.  Prior to SFAS 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value.  SFAS 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Concurrent is currently evaluating the impact of this statement on its financial statements, but does not believe that such impact will be material.  Concurrent expects to adopt SFAS 157 on July 1, 2008 or the beginning of Concurrent’s fiscal year 2009.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, or as of June 30, 2007 for Concurrent. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008 or for Concurrent’s fiscal year ending June 30, 2009.  See Note 10 for an analysis of the impact of adoption of this statement on Concurrent’s financial statements.

In September 2006, the SEC staff revised Staff Accounting Bulletin (SAB) Topic 1N, Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses how a registrant should evaluate whether an error in its financial statements is material. The guidance in SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on Concurrent’s consolidated financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  Concurrent is currently evaluating the impact of this interpretation on its financial statements.

4.	Inventories

Inventories consist of the following:

	June 30,
	2007	2006
	(Dollars in thousands)

Raw materials, net	$2,054	$4,405
Work-in-process	935	852
Finished goods	468	907
	$3,457	$6,164

At June 30, 2007 and 2006, some portion of Concurrent’s inventory was in excess of the current requirements based upon the planned level of sales for future years.  Accordingly, Concurrent has reduced its gross raw materials inventory by $1,976,000 at June 30, 2007 and $1,593,000 at June 30, 2006 to its estimated net realizable value.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

5.	Property, Plant and Equipment

Property, plant, and equipment consist of the following:

	June 30,
	2007	2006
	(Dollars in thousands)

Leasehold improvements	$3,184	$3,231
Machinery, equipment and customer support spares	14,229	13,833
	17,413	17,064
Less: Accumulated depreciation	(13,110)	(11,049)
	$4,303	$6,015

For the years ended June 30, 2007, 2006 and 2005, depreciation expense for property, plant and equipment amounted to $4,267,000, $4,327,000 and $5,069,000, respectively.

In March 2005, the FASB issued FIN No. 47 (“FIN 47”).  FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective as of the end of fiscal years ending after December 15, 2005.  Concurrent adopted FIN 47 on June 30, 2006, recording a $323,000 cumulative effect of accounting change (net of tax) in Concurrent’s Consolidated Statement of Operations for the fiscal year ended June 30, 2006.  This charge is a combination of depreciation and accretion expense.  Concurrent is also required to record an asset and a corresponding liability for the present value of the estimated asset retirement obligation associated with the leasehold improvements at some of our international locations.  The asset is depreciated over the life of the corresponding lease while the liability accretes to the amount of the estimated retirement obligation.  As part of the adoption of FIN 47, Concurrent recorded leasehold improvements of $95,000 and offsetting accumulated depreciation for the same amount, as the initial lease terms associated with these assets has passed.  The present value of the asset retirement obligation recorded on the Consolidated Balance Sheets was $335,000 and $323,000 as of June 30, 2007 and 2006, respectively.  The change in the asset retirement obligation relates to accretion of the obligation over the twelve months ended June 30, 2007.

6.	Acquisition of Everstream

On August 19, 2005, Concurrent entered into the Merger Agreement with Stream Acquisition, Inc., Everstream, and certain selling stockholders of Everstream, and entered into an amendment to such agreement on August 26, 2005.  The acquisition of 100% of the voting equity interest of Everstream pursuant to the Merger Agreement was completed on October 11, 2005.  Everstream is an organization that provides comprehensive business analytics and advertising solutions for cable and satellite operators. Everstream develops solutions that enable its customers to evaluate and measure performance characteristics of transactional services such as video-on-demand.  Everstream is also developing interactive and on-demand television applications to deliver impression based and one-to-one interactive advertising.  Concurrent purchased Everstream to acquire its software and customer base and has included Everstream results in its interim and year end financial results effective October 11, 2005.

Pursuant to the Merger Agreement, Concurrent issued 8,456,777 shares of Concurrent stock equal to approximately $14,375,000 for the Everstream stock it did not already own (Concurrent’s existing Everstream stock was valued in the transaction at approximately $500,000), determined by dividing $14,375,000 by $1.70, the average trading price of Concurrent stock for the 30 calendar days ending on the third calendar day prior to closing.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The purchase price has been allocated as follows (in thousands):

Fair value of Concurrent stock issued to Everstream	$14,375
Direct costs of acquisition	680
Purchase price	15,055

Historical book values of Everstream assets and liabilities	(2,531)
Additional fair value of intangible assets acquired	(7,848)
Carrying value of previous investment in Everstream	140
Goodwill	$4,816

Concurrent allocated $8,800,000 of the purchase price to the acquired intangible assets.  The fair values reflected below were determined by a third party appraiser and are based on the expected future cash flows over the expected lives of the intangible assets.  Concurrent expects to maintain usage of the Everstream trademark on existing products and introduce new products in the future that will also display the trademark.  Consequently, the acquired Everstream trademark qualifies as an indefinite-lived asset in accordance with the criteria set forth in SFAS No. 142.  Identifiable intangible assets with finite useful lives are amortized over their estimated useful lives under the purchase method of accounting.  In accordance with SFAS No. 142, indefinite-lived intangible assets and goodwill are tested at least annually for impairment, or more frequently if circumstances warrant, based on the fair value of the reporting unit for goodwill and the direct fair value of indefinite-lived intangible assets.  In accordance with SFAS No. 144, which addresses financial accounting and reporting for the impairment and disposition of long-lived assets, Concurrent evaluates the recoverability of long-lived assets, other than indefinite lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Concurrent recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

The following table reflects the fair values of the acquired intangible assets and related useful lives (dollar amounts in thousands):

	Estimated Fair Value	Estimated Useful Life
Identifiable intangible assets:
Developed Technologies	$5,800	8 years
Customer Base	1,900	11 years
Trademarks – indefinite lived	1,100	Indefinite
Total	$8,800

The remaining excess purchase price of $4,816,000 was determined to be goodwill and will be periodically reviewed for potential impairment in accordance with SFAS No. 142.  See Note 7 for further discussion of goodwill and other intangibles.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following table reflects the unaudited pro forma combined results of Concurrent and Everstream for the years ended June 30, 2006 and 2005 as if the acquisition occurred on July 1, 2005 (in thousands, except per share data):

	Year ended June 30,
	2006	2005
Pro forma revenue	$72,664	$83,817
Pro forma net loss	$(9,926)	$(6,564)
Pro forma loss per share:
Basic	$(0.14)	$(0.09)
Diluted	$(0.14)	$(0.09)
Weighted average shares outstanding:
Basic	71,351	71,194
Diluted	71,351	71,194

The pro forma information does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of the combined companies.

7.	Goodwill and Other Intangibles

Goodwill was $15,560,000 as of June 30, 2007 and June 30, 2006, respectively.  Concurrent does not measure assets on a segment basis, and therefore, does not allocate goodwill on a segment basis.  In accordance with SFAS 142, Concurrent tests goodwill and trademark for impairment, at least annually.  The impairment test has been performed for fiscal years 2007, 2006, and 2005, and there has not been any impairment charge as a result of these assessments.

Other intangible assets as of June 30, 2007 and June 30, 2006 consisted of the following (in thousands):

	June 30, 2007	June 30, 2006
Cost of amortizable intangibles:
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Total cost of intangibles	9,600	9,600
Less accumulated amortization:
Purchased technology	(2,704)	(1,789)
Customer relationships	(297)	(124)
Total accumulated amortization	(3,001)	(1,913)
Trademark	1,100	1,100
Total intangible assets, net	$7,699	$8,787

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Amortization expense for the years ended June 30, 2007, 2006 and 2005 was $1,088,000, $836,000 and $190,000, respectively.  The estimated amortization expense related to intangible assets for the next five fiscal years is (in thousands):

Fiscal year:
2008	$1,088
2009	1,088
2010	961
2011	898
2012	898
$4,933

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,
	2007	2006
	(Dollars in thousands)

Accounts payable, trade	$7,955	$5,400
Accrued payroll, vacation and other employee expenses	4,679	4,015
Warranty accrual	343	376
Other accrued expenses	2,589	1,790
	$15,566	$11,581

Our estimate of warranty obligations is based on historical experience and expectation of future conditions.  The changes in the warranty accrual during fiscal year 2007 consist of the following (in thousands):

Balance at June 30, 2006	$376
Charged to costs and expenses	192
Deductions against accrual	(225)
Balance at June 30, 2007	$343

9.	Income Taxes

The domestic and foreign components of loss before provision for income taxes are as follows:

	Year ended June 30,
	2007	2006	2005
	(Dollars in thousands)

United States	$(10,507)	$(8,298)	$(5,598)
Foreign	(1,206)	(533)	(2,403)
	$(11,713)	$(8,831)	$(8,001)

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The components of the provision for income taxes are as follows:

	Year ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Current:
Federal	$-	$-	$(264)
State	18	12	34
Foreign (credit)	212	114	(22)
	230	126	(252)

Deferred:
Federal	-	-	-
Foreign	228	65	(20)
	228	65	(20)

Total	$458	$191	$(272)

In May 2003, Concurrent reached a negotiated settlement with the Greek Tax Authority relating to a 1993 through 1995 audit of Concurrent’s Greek subsidiary, which was sold in December of 1995.  Concurrent made partial payments towards this settlement during fiscal year 2004 and made final payments towards this settlement in fiscal year 2006.  During fiscal year 2005, Concurrent reversed $264,000 of income tax contingency reserves that Concurrent determined were no longer required and was reversed as an income tax benefit.

A reconciliation of the income tax (benefit) expense computed using the federal statutory income tax rate to Concurrent’s provision for income taxes is as follows:

	Year ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Loss before provision for income taxes	$(11,713)	$(8,831)	$(8,001)
Benefit at Federal statutory rate	(3,982)	(3,003)	(2,720)
Change in valuation allowance	1,178	(10,403)	(8,838)
Valuation allowance recorded on acquisition	-	704	-
Dividend from subsidiary	428	-	1,201
Permanent differences	342	191	291
Net operating loss expiration	2,674	14,425	7,429
Change in state tax rates	-	(1,462)	1,739
Release of tax contingency reserves	-	-	(264)
Foreign, net	104	(90)	775
Other	(286)	(171)	115
Provision for income taxes	$458	$191	$(272)

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

As of June 30, 2007 and 2006, Concurrent’s deferred tax assets and liabilities were comprised of the following:

	June 30,
	2007	2006
	(Dollars in thousands)
Deferred tax assets related to:
U.S. and foreign net operating loss carryforwards	$62,738	$62,044
Book and tax basis differences for property and equipment	1,180	843
Bad debt, warranty and inventory reserves	1,205	1,159
Accrued compensation	1,258	1,215
Impairment loss on minority investments	3,551	3,702
Deferred revenue	545	1,042
Stock warrants	-	685
Research and development tax credit	254	254
Other	1,206	353
Total gross deferred tax assets	71,937	71,297
Valuation allowance	(69,157)	(67,978)
Total deferred tax asset	2,780	3,319

Deferred tax liabilities related to:
Acquired intangibles	2,780	3,127
Property and equipment/other	-	-
Total gross deferred tax liability	2,780	3,127

Deferred income taxes, net	$-	$192

As of June 30, 2007, Concurrent has U.S. Federal Tax net operating loss carryforwards of approximately $151.0 million for income tax purposes, of which $1.1 million expire in fiscal year 2008, and the remainder expire at various dates through 2027.  Concurrent acquired tax benefits from the Everstream acquisition in the form of approximately $11.0 million of net operating loss carryforwards and $254,000 in research and development tax credits.  The benefits associated with these losses and tax credits are limited under Section 382 of the Internal Revenue Code and Concurrent has fully offset these losses with a valuation allowance.  Additional net operating loss carryforwards as of June 30, 2007 may be limited under Section 382 of the Internal Revenue Code as a result of the private placement of public equity that is further described in Note 13 to the Consolidated Financial Statements.

The tax benefits associated with nonqualified stock options and disqualifying dispositions of incentive stock options increased the federal net operating loss carryforward by approximately $35,000 and $115,000 for the years ended June 30, 2007 and 2006, respectively.  Such benefits will be recorded as an increase to additional paid-in capital when realized.

Deferred income taxes have not been provided for undistributed earnings of foreign subsidiaries, which originated subsequent to Concurrent’s 1991 quasi-reorganization, primarily due to Concurrent’s required investment in certain subsidiaries.

Additionally, deferred income taxes have not been provided on undistributed earnings of foreign subsidiaries, which originated prior to Concurrent’s quasi-reorganization.  The impact of both the subsequent repatriation of such earnings and the resulting offset, in full, from the utilization of net operating loss carryforwards will be accounted for through adjustments to capital in excess of par value.

The valuation allowance for deferred tax assets as of June 30, 2007 and 2006 was approximately $69.2 million and $68.0 million, respectively.  The net change in the total valuation allowance for the year ended June 30, 2007 was an increase of approximately $1.2 million.  The net decrease in the total valuation allowance for the year ended June 30, 2006 was approximately $10.4 million.  In assessing the realizability of deferred tax assets, Concurrent considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  As such, the deferred tax assets have been reduced by the valuation allowance since Concurrent considers it more likely than not that these deferred tax assets will not be realized.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

10.           Pensions and Other Postretirement Benefits

Concurrent maintains a retirement savings plan (the “Plan”), available to U.S. employees, that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code.  For fiscal year 2007, the plan allowed a discretionary matching contribution up to 100% of the first 2.5% of all employees’ contributions during the last six months of the fiscal year.  For the first six months of fiscal 2007 and last six months of fiscal 2006, the plan allowed a discretionary matching contribution up to 100% of the first 2.5% of employees’ contributions by non-highly compensated employees only.  For the first six months of fiscal 2006 and last six months of fiscal year 2005, the plan allowed for a discretionary matching contribution up to 100% of the first 3% of employees’ contributions.  During the first six months of fiscal 2005 the plan allowed for a discretionary matching contribution of up to 100% of the first 4% of employees’ contributions.  For the years ended June 30, 2007, 2006 and 2005, Concurrent matched 100% of the allowable discretionary matching percentage of the employees’ Plan contributions.  Concurrent’s matching contributions under the Plan were as follows:

	2007	2006	2005
	(Dollars in Thousands)
Matching contribution	$439	$498	$830

Concurrent also maintains a defined contribution plan (the Stakeholder Plan) for its UK based employees.  The stakeholder plan provides for discretionary matching contributions of between 4% and 7% of the employee’s salary.  Concurrent also has agreements with certain of its UK based employees to make supplementary contributions to the plan over the next two years, contingent upon their continued employment with Concurrent.  For fiscal years 2007, 2006 and 2005, Concurrent made total contributions to the stakeholder plan of $621,000, $429,000 and $540,000, respectively.

Adoption of SFAS No. 158

Concurrent’s foreign subsidiaries maintain pension plans for their employees that conform to the common practice in their respective countries.  As of June 30, 2007, Concurrent maintained a defined benefit pension plan covering certain current and former employees in Germany.  Effective June 30, 2007, Concurrent adopted the provisions of SFAS No. 158, which requires that Concurrent’s Consolidated Balance Sheet reflect funded status of defined benefit pension plans at June 30, 2007.  The funded status is measured as the difference between the plan assets at fair value and the projected benefit obligation.  The incremental effect of adopting SFAS No. 158 on individual line items in the Consolidated Balance Sheet as of June 30, 2007 is shown below:

	Balances		Balances
	Before		After
	Adoption of		Adoption of
	SFAS No. 158	Adjustments	SFAS No. 158
	(Dollars in Thousands)
Balance Sheet Caption
Accounts payable and accrued expenses	$-	$24	$24
Pension liability	1,826	(636)	1,190
Accumulated other comprehensive income (loss)	(8)	612	604
Total liabilities and stockholders' equity	$1,818	$-	$1,818

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The measurement date used to determine fiscal 2007 benefit information for the plans was June 30, 2007.  A reconciliation of the changes in the plans’ benefit obligations and fair value of plan assets over the two-year period ended June 30, 2007, and a statement of the funded status at June 30, 2007 for these years for Concurrent’s pension plan is as follows:

Reconciliation of Funded Status
	June 30,
	2007	2006
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$4,866	$4,156
Service cost	31	29
Interest cost	233	186
Actuarial loss (gain)	(1,341)	388
Foreign currency exchange rate change	285	238
Benefits paid	(165)	(131)
Benefit obligation at end of year	$3,909	$4,866

Change in plan assets:
Fair value of plan assets at beginning of year	$2,534	$2,395
Actual return on plan assets	84	45
Employer contributions	68	62
Benefits paid	(139)	(105)
Foreign currency exchange rate change	148	137
Fair value of plan assets at end of year	$2,695	$2,534

Funded status at end of year	$(1,214)	$(2,332)
Unrecognized actuarial (gain) loss	NA	648
Unrecognized net transition cost	NA	102
Net amount recognized	$(1,214)	$(1,582)

Amounts Recognized in the Consolidated Balance Sheets

	June 30,
	2007	2006
	(Dollars in thousands)
Pension liability - current liabilities	$(24)	$-
Pension liability - non-current liabilities	(1,190)	(2,290)
Intangible asset	NA	102
Minimum pension liability	NA	606
	$(1,214)	$(1,582)

Amounts Recognized in Other Comprehensive Income as of June 30, 2007 were as follows (dollars in thousands):

Net (gain) loss	$(677)
Net transition cost	73
$(604)

The accumulated benefit for all defined benefit pension plans was $3,886,000 and 4,824,000 at June 30, 2007 and 2006, respectively.

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	June 30,
	2007	2006
	(Dollars in thousands)
Projected benefit obligation	$3,909	$4,866
Accumulated benefit obligation	3,886	4,824
Fair value of plan assets	2,695	2,534

For Concurrent, the minimum liability concept, including recognition of an intangible asset, has been eliminated under SFAS No. 158, effective June 30, 2007.  Prior to the adoption of SFAS No. 158, a minimum liability adjustment was recognized in Accumulated Other Comprehensive Income to the extent there was an unfunded accumulated benefit obligation that had not been recognized in the balance sheet.  Additional minimum pension liabilities of $8,000 were recognized in Accumulated Other Comprehensive Income (Loss) as of June 30, 2007, prior to adoption of SFAS No. 158, representing an adjustment for the change in the additional minimum liability for the year ended June 30, 2007.  This additional minimum pension liability was subsequently eliminated upon adoption of SFAS No. 158 at June 30, 2007.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following tables provide the components of net periodic pension cost recognized in earnings and pension related components of other comprehensive income for the fiscal years ended June 30, 2007, 2006 and 2005:

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Year ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Net Periodic Benefit Cost
Service cost	$31	$29	$25
Interest cost	233	186	205
Expected return on plan assets	(108)	(84)	(88)
Amortization of unrecognized net transition obligation (asset)	33	25	32
Recognized actuarial loss	43	-	3
Net periodic benefit cost	232	156	177

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive (Income) Loss
Net loss (gain)	$(677)
Prior service cost (credit)	-
Amortization of prior service cost	73
Minimum pension liability	(598)	453	101
Total recognized in other comprehensive (income) loss	(1,202)	453	101

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(970)	$609	$278

The estimated net transition obligation, net (gain) loss, and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net period benefit cost over the next fiscal year are $34,000, ($108,000) and $0, respectively.

Assumptions

The following table sets forth the assumptions used to determine benefit obligations:

	June 30,
	2007	2006
Discount rate	5.10%	4.70%
Compensation increase rate	2.00%	2.50%

The following table sets forth the assumptions used to determine net periodic benefit cost:

	Year Ended June 30,
	2007	2006	2005
Discount rate	4.70%	4.50%	5.35%
Expected return on plan assets	4.20%	3.50%	3.50%
Compensation increase rate	2.50%	2.50%	2.50%

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

On an annual basis Concurrent adjusts the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations.

Plan Assets

Concurrent’s pension plan weighted-average asset allocations at June 30, 2007 and 2006, by asset category are as follows:

	Plan Assets at June 30,
	2007		2006
	(Dollars in Thousands)
Asset Category	$	%	$	%
Equity securities	2,695	100%	2,534	100%

Plan assets as of June 30, 2007 and 2006 are comprised primarily of investments in managed funds consisting of German life insurance equity funds.  In estimating the expected return on plan assets, Concurrent considers past performance and future expectations for the fund.  Plan assets are heavily weighted toward dividend yielding equity investments that yield consistent, dependable dividends.  Concurrent utilizes an active management strategy through third-party investment managers to minimize risk and maximize return.

Contributions

Concurrent expects to contribute $57,000 to its defined benefit pension plan in fiscal year 2008.

Estimated future benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (dollars in thousands):

Pension Benefits
2008	$153
2009	172
2010	180
2011	206
2012	233
Years 2013 and thereafter	$1,333

11.	Geographic Information

In accordance with SFAS 131, “Disclosure about Segments of an Enterprise and Related Information”, effective July 1, 2005, Concurrent operates in two segments, products and services, as disclosed within the Statements of Operations.  Concurrent does not identify assets on a segment basis.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Concurrent attributes revenues to individual countries and geographic areas based upon location of its selling operating subsidiaries. A summary of Concurrent’s financial data by geographic area follows (dollars in thousands):

	Year ended June 30,
	2007	2006	2005
United States	$50,915	$52,374	$55,843

Japan	8,606	6,646	10,562
Other Asia Pacific countries	1,801	2,539	3,394
Asia Pacific	10,407	9,185	13,956

Europe	7,827	10,053	8,575

Other international	-	-	311
Total revenue	$69,149	$71,612	$78,685

	June 30,
	2007	2006
	(Dollars in thousands)
Long lived assets:
United States	$26,598	$29,300
Europe	739	1,093
Japan	869	735
Asia/Pacific	133	354
Total	$28,339	$31,482

12.	Share-Based Compensation

Concurrent has Stock Option Plans providing for the grant of incentive stock options to employees and non-qualified stock options to employees and directors.  The Compensation Committee of the Board of Directors (“Board”) administers the Stock Option Plans.  Under the plans, the Compensation may award, in addition to stock options, shares of Common Stock on a restricted basis.  The plans also specifically provide for stock appreciation rights and authorize the Compensation Committee to provide, either at the time of the grant of an option or otherwise, that the option may be cashed out upon terms and conditions to be determined by the Committee or the Board.

Option awards are granted with an exercise price equal to the market price of Concurrent’s stock at the date of grant.  Effective July 1, 2005, Concurrent adopted SFAS No. 123(R) which requires the recognition of the fair value of stock compensation in the Statement of Operations.  Concurrent elected the modified prospective transition method for adopting SFAS 123(R).  Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption.  Unrecognized expense of awards not yet vested at the date of adoption shall be recognized in the Statement of Operations in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in Concurrent’s previous filings. Concurrent recognizes stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  All of Concurrent’s stock compensation is accounted for as equity instruments.  Prior to July 1, 2005, Concurrent accounted for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations.

Options issued under the Stock Option Plans prior to May 4, 2005 generally vest over four years and are exercisable for ten years from the grant date.  Concurrent’s 2001 Stock Option Plan became effective November 1, 2001 and replaced the 1991 Restated Stock Option Plan that expired on January 31, 2002.  As of November 1, 2001 there were no options for shares of Common Stock available for future grant under the 1991 Restated Stock Option Plan.  The Amended and Restated 2001 Stock Option Plan terminates on October 31, 2011.  Stockholders have authorized the issuance of up to 20,889,000 shares under these plans and at June 30, 2007 and 2006 there were 5,680,000 and 1,762,000 shares available for future grants, respectively.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

On May 4, 2005, the Board of Concurrent, upon recommendation of the Board’s Compensation and Audit Committees, approved the accelerated vesting of certain unvested and “out-of-the-money” options held by current employees and officers (the “Acceleration”).  The Board did not accelerate vesting of any options held by the Chief Executive Officer or any directors.  The accelerated options had been granted under Concurrent’s 1991 Restated Stock Option Plan and Concurrent’s Amended and Restated 2001 Stock Option Plan (collectively, the “Plans”).  The only options affected by the acceleration were the unvested options with exercise prices of greater than $2.10 per share.  The closing sales price of Concurrent’s common stock on the NASDAQ Global Market on May 4, 2005, the effective date of the Acceleration, was $1.68.  Pursuant to the Acceleration, options granted under the Plans to purchase approximately 1.3 million shares of Concurrent’s common stock that would otherwise have vested at various times within the next four years became fully vested.  The options have a range of exercise prices of $2.12 to $14.85.  As a result of the Board’s decision to approve the Acceleration, each agreement for options subject to the Acceleration is deemed to be amended to reflect the Acceleration as of the effective date, but all other terms and conditions of each such option agreement remain in full force and effect.  This acceleration of vesting period was considered a modification of the stock option award that impacted 217 employees and resulted in the determination of any compensation expense to be recorded on the modification date.  As the intrinsic value at the date of modification was $0, Concurrent recorded no compensation expense for this modification.

On June 22, 2005, the Compensation Committee of the Board of Concurrent granted options to purchase an aggregate of 2,065,000 shares of Concurrent’s common stock, with an exercise price of $2.15 per share to current employees and executive officers pursuant to Concurrent’s Amended and Restated 2001 Stock Option Plan.  The options were fully vested on the date of grant, but the shares issued upon the exercise of the options may not be transferred or encumbered until certain transfer restrictions lapse.  For most employees, the transfer restrictions allow 50% of the shares underlying the options to be transferable on each one year anniversary of the date of grant.  For senior management, the transfer restrictions allow 25% of the shares underlying the options to be transferable on each one year anniversary of the date of grant.  The options granted to senior management have a 10 year term whereas all other options granted have a 4 year term.  This option grant differs from prior grants in that all employees were granted options and the restriction schedules and option terms differ for distinct groups of employees.  This one-time initiative was undertaken by the Compensation Committee to provide a retention incentive to general employees and to motivate them to approach their jobs from the perspective of shareholders while providing a traditional long-term incentive to senior management.

The decisions to initiate the Acceleration under the Plans on May 4, 2005 and to subsequently grant fully vested stock options with limits on transferability on June 22, 2005, which Concurrent believes to be in the best interest of Concurrent and its shareholders, were made primarily to limit compensation expense that would be expected to be recorded in future periods following Concurrent's adoption on July 1, 2005 of SFAS 123(R).  Prior to adoption of SFAS 123(R), Concurrent accounted for stock-based compensation using the provisions of Accounting APB Opinion No. 25, Accounting for Stock Issued to Employees, under which Concurrent did not recognize any compensation expense for its stock option grants. As a result of the Board’s decisions discussed above, Concurrent expected to reduce its aggregate compensation expense by a total of approximately $6.8 million, net of taxes over the four years subsequent to this decision (the vesting period for the accelerated options).  This estimate is subject to change and is based on approximated fair value calculations using the Black-Scholes methodology.  The following table illustrates the effect on net loss and loss per share if Concurrent had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to periods prior to the SFAS 123(R) adoption date (dollars in thousands, except per-share data):

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Year Ended June 30, 2005
Net loss as reported	$(7,729)

Add: employee share-based compensation included in reported net loss	169
Less: employee share-based compensation under SFAS No. 123	(8,688)

Pro forma net loss	$(16,248)

Net loss per share:
Basic and diluted net loss per share - as reported	$(0.12)
Basic and diluted net loss per share - pro forma	$(0.26)

Concurrent recorded share-based compensation related to issuance of stock options and restricted stock to employees and directors, as follows (amounts in thousands of dollars):

	Year Ended June 30,
	2007	2006	2005
Share-based compensation expense included in the Statement of Operations:
Cost of sales	$28	$20	$13
Sales and marketing	145	82	48
Research and development	270	80	33
General and administrative	472	346	75
Total	915	528	169
Tax benefit	-	-	-
Share-based compensation expense, net of taxes	$915	$528	$169
Increase in basic and diluted loss per share	$0.01	$0.01	$0.00

Concurrent uses the Black-Scholes valuation model to estimate the fair value of each option award on the date of grant.  For fiscal year 2007, Concurrent issued 50,000 stock options with immediate vesting and 1,884,000 stock options with 4 year vesting.  For fiscal year 2006, Concurrent issued 60,000 stock options with immediate vesting and 50,000 stock options with 4 year vesting.  The assumptions used to determine current fiscal year recorded expense and prior years’ pro forma expense were:

	2007	2006	2005

Risk-free interest rate	4.6%-5.0%	4.4%-5.2%	3.6%-3.9%
Expected volatility	78.0%-92.0%	79.0%-83.0%	87.0%-105.0%
Weighted-average volatility	90.3%	81.1%	87.3%
Expected term (in years)	6	6	4-6
Expected dividend yield	0.0%	0.0%	0.0%

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate in effect at the time of grant.  Expected volatility is based on historical volatility of Concurrent’s common stock over the period commensurate with the expected life of the options.  The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeitures of options by Concurrent’s employees.  The dividend yield of zero is based on the fact that Concurrent has never paid cash dividends and has no present intention to pay cash dividends.

Based on historical experience of option pre-vesting cancellations, Concurrent has assumed an annualized forfeiture rate of 10% for unvested options granted during fiscal year 2007.  Concurrent has assumed a 0% forfeiture rate on options granted during the twelve months ended June 30, 2006, as many of these options vested immediately.  Under the true-up provisions of SFAS 123(R), Concurrent will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

A summary of option activity under the plans as of June 30, 2007, and changes during the year is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (In Years)	Value
Outstanding as of July 1, 2006	6,127,624	$4.78
Granted	1,934,442	1.39
Exercised	(33,924)	0.37
Forfeited or expired	(1,975,067)	2.99
Outstanding as of June 30, 2007	6,053,075	4.31	5.76	$752,876
Vested or expected to vest at June 30, 2007	5,814,835	4.43	0.34	$665,635
Exercisable at June 30, 2007	4,382,244	5.41	4.58	$125,611

The following table summarizes information about stock options outstanding and exercisable at June 30, 2007:

	Outstanding Options		Options Exercisable
	Weighted
	Average		Weighted		Weighted
Range of	Remaining		Average		Average
Exercise	Contractual		Exercise		Exercise
Prices	Life (In Years)	June 30, 2007	Price	June 30, 2007	Price
$1.35 - $ 1.42	8.35	1,666,495	$1.37	278,164	$1.41
$1.52 - $ 2.13	7.50	765,677	1.83	483,177	1.92
$2.15 - $ 2.15	4.35	1,395,066	2.15	1,395,066	2.15
$2.21 - $11.05	4.61	1,410,837	6.13	1,410,837	6.13
$11.06 - $19.63	3.22	815,000	13.18	815,000	13.18
$1.35 - $19.63	5.76	6,053,075	4.31	4,382,244	5.41

The weighted average grant-date fair value of options granted during the fiscal years ended June 30, 2007, 2006 and 2005 was $1.07, $1.65, and $1.55, respectively.  The total intrinsic value of options exercised during the fiscal years ended June 30, 2007, 2006 and 2005 was $46,000, $115,000, and $134,000, respectively.  Total compensation cost of options granted but not yet vested as of June 30, 2007 is $1,497,000, which is expected to be recognized over the weighted average period of 2.75 years.  Concurrent generally issues new shares to satisfy option exercises.

Cash received from option exercise under all share-based payment arrangements for the fiscal years ended June 30, 2007, 2006 and 2005 was $13,000, $357,000 and $58,000.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Concurrent has historically provided annual cash bonuses to certain of its employees under its Annual Incentive Plan ("AIP").  In accordance with the terms of the AIP, the amount that is ultimately paid in bonuses is determined based on company and individual performance relative to pre-established performance targets.  AIP targets are typically established in the first few months of each fiscal year, and any bonuses earned have historically been paid fully in cash the first or second month following the end of the fiscal year.  For fiscal 2007 Concurrent’s compensation committee decided that any fiscal 2007 bonus would consist of Concurrent stock and, in some cases, cash.  During fiscal 2007, Concurrent issued approximately 451,000 shares of restricted stock to be used for settlement of AIP bonuses.  Due to the structure of this AIP arrangement, the exact number of restricted shares ultimately used to settle the AIP bonuses was unknown until June 30, 2007, and depending on the share price at June 30, 2007 and achievement of performance objectives, some of this AIP bonus could be settled in cash, as well as stock.  Due to the unknown settlement structure of this bonus program during most of fiscal 2007 and the fact that the value of the eligible employees’ final bonus will not be positively or negatively affected by a change in Concurrent’s stock price, Concurrent, as in prior fiscal years, accounted for its fiscal 2007 AIP as a liability plan until June 30, 2007.  Effective June 30, 2007, Concurrent’s compensation committee amended the grant and cancelled all restricted shares associated with the AIP and settled the fiscal 2007 AIP bonus in cash.

The Compensation Committee approved and Concurrent issued 91,000 and 73,000 shares of restricted stock during fiscal years 2007 and 2006, respectively, that vests over time.  During 2005, the Compensation Committee approved and Concurrent issued 1,041,000 shares of restricted stock.    A portion of the 2005 restricted stock grant vests over time (four years) and a portion vests based upon performance criteria.  Concurrent records expense for remaining unvested performance-based restricted stock awards, based upon the grant date fair-value and an assessment of whether the performance criteria will ultimately be met.  During fiscal years 2007 and 2006, Concurrent retired $584,000 and $184,000, respectively, of restricted stock issued for to employees that left Concurrent prior to vesting of their restricted stock awards, or because specified performance criteria were not met.

A summary of the status of Concurrent’s non-vested restricted shares as of June 30, 2007, and changes during the twelve months ended June 30, 2007, is presented below:

		Weighted-
		Average
		Grant-Date
Non-vested Shares	Shares	Fair-Value

Non-vested at July 1, 2006	714,656	$1.92
Granted	91,098	1.49
Vested	(100,871)	1.89
Forfeited	(317,584)	1.84
Non-vested at June 30, 2007	387,299	$1.92

The weighted average grant-date fair value of shares granted during the fiscal years ended June 30, 2007, 2006 and 2005 was $1.49, $2.45, and $1.87, respectively.  The total fair value of shares vested during the fiscal years ended June 30, 2007, 2006 and 2005 was $172,000, $228,000, and $12,000.  Total compensation cost of restricted stock awards issued, but not yet vested as of June 30, 2007 is $313,000, which is expected to be recognized over the weighted average period of 0.8 years.

13.	Private Placement

In May 2007, Concurrent issued 11,200,000 shares of Common Stock and warrants in a private placement of public equity for an aggregate purchase price of $14,000,000.  Net proceeds after issuance costs were approximately $12,600,000. The warrants are exercisable into 2,800,000 shares of Common Stock at an exercise price of $1.62 per share, are exercisable as of the date of issuance, and expire five years after the date of issuance.  Concurrent intends to use the proceeds of the private placement for general corporate purposes, including working capital and capital expenditures.  The shares issued under this private placement were registered under a registration statement filed with the SEC and declared effective on June 14, 2007.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

14.	Term Loan and Revolving Credit Facility

On December 22, 2006, Concurrent entered into an Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with Silicon Valley Bank (the “Bank”) that is secured by substantially all of the assets of Concurrent.  The Credit Agreement amends and restates Concurrent’s then existing outstanding credit facilities with the Bank and provides for a $10,000,000 revolving credit line (the “Revolver”) with a borrowing base dependent upon Concurrent’s outstanding accounts receivable.  The Credit Agreement requires Concurrent to pay minimum monthly interest payments of $5,000, regardless of whether any amounts have been advanced under the Revolver.  The interest amount will be based upon the amount advanced and the rate varies based upon Concurrent’s accounts receivable and the amount of cash in excess of debt.  The Credit Agreement also has an early termination fee equal to 100% of the remaining minimum monthly interest payments.  The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility.  Prior to Concurrent’s private investment of public equity, the Credit Agreement’s expiration date was December 22, 2007; however, under the terms of the Credit Agreement the expiration date of the Revolver was extended to December 22, 2008 after Concurrent obtained additional equity financing in excess of $10,000,000 in May 2007 (see Note 13). Concurrent used a portion of the Revolver to repay its existing term loan as of the date of the Credit Agreement.  Based on the borrowing formula and Concurrent’s financial position as of June 30, 2007, $10,000,000 was available to Concurrent under the Revolver.  As of June 30, 2007, Concurrent had drawn $1,077,000 under the Revolver that was used to repay the previous term loan, resulting in approximately $8,923,000 of remaining available funds under the Revolver.  Balances under the previous term loan and existing Revolver are as follows (in thousands):

	June 30, 2007	June 30, 2006

Current portion of note payable to bank	$-	$1,034
Total current bank debt	-	1,034

Revolving bank line of credit	1,077	-
Note payable to bank	-	1,583
Less current portion	-	(1,034)
Total long-term bank debt	1,077	549

Total bank debt	$1,077	$1,583

Interest on any outstanding amounts under the Revolver is payable monthly at the prime rate (8.25% at June 30, 2007) plus 0.50% per annum.

In addition, the Credit Agreement contains certain financial covenants, including a required adjusted quick ratio (the ratio of certain highly liquid assets to current liabilities (less the current portion of deferred revenue)) of at least 1.25 to 1.00 and a minimum tangible net worth of at least $14,300,000.  The Credit Agreement also contains customary restrictive covenants concerning Concurrent's operations.  As of June 30, 2007, Concurrent’s adjusted quick ratio was 2.49 to 1.00 and its tangible net worth (defined as total assets (less goodwill and other intangibles) minus total liabilities) was approximately $23,000,000.  Concurrent was in compliance with all applicable covenants at June 30, 2007.

15.	Rights Plan

On July 31, 1992, the Board of Directors of Concurrent declared a dividend distribution of one Series A Participating Cumulative Preferred Right for each share of Concurrent’s Common Stock.  The dividend was made to stockholders of record on August 14, 1992.  On August 7, 2002, the Rights Agreement creating these Rights was extended for another 10 years to August 14, 2012 and American Stock Transfer & Trust Company was appointed as the successor rights agent pursuant to an Amended and Restated Rights Agreement.  Under the Rights Agreement, each Right becomes exercisable when any person or group acquires 15% of Concurrent’s common stock.  Such an event triggers the rights plan and entitles each right holder to purchase from Concurrent one one-hundredth of a share of Series A Participating Cumulative Preferred Stock at a cash price of $30 per right.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

16.	Concentration of Risk

Intercompany transfers between geographic areas are accounted for at prices similar to those available to comparable unaffiliated customers.  Sales to unaffiliated customers outside the U.S by our international subsidiaries were $18,234,000, $19,238,000 and $22,842,000 for the years ended June 30, 2007, 2006 and 2005, respectively, which amounts represented 26%, 27% and 29% of total sales for the respective fiscal years.

Sales to the U.S. government, prime contractors and agencies of the U.S. government amounted to approximately $8,936,000, $15,079,000 and $19,940,000 for the years ended June 30, 2007, 2006 and 2005, respectively, which amounts represented 13%, 21% and 25% of total sales for the respective fiscal years.

Sales to two commercial customers amounted to $13,249,000 or 19% of total sales and $7,491,000 or 11% of total sales, respectively, for the year ended June 30, 2007.  Sales to three commercial customers amounted to $11,641,000 or 16% of total sales, $9,215,000 or 13% of total sales, and $9,207,000 or 13% of total sales, respectively, for the year ended June 30, 2006.  Sales to two commercial customers amounted to $13,939,000 or 18% of total sales, and $10,820,000 or 14% of total sales, respectively, for the year ended June 30, 2005.  There were no other customers during fiscal years 2007, 2006 or 2005 representing 10% or more of total revenues.

Concurrent assesses credit risk through ongoing credit evaluations of customers’ financial condition and collateral is generally not required.  One customer accounted for $9,190,000 or 44% of trade receivables at June 30, 2007.  Two customers accounted for $3,642,000 or 24% of trade receivables and $2,683,000 or 17% of trade receivables, respectively, at June 30, 2006.  There were no other customers at June 30, 2007 and 2006 representing 10% or more of Concurrent’s trade receivables at June 30, 2007 and 2006.

Concurrent sometimes purchases product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms.  For the year ended June 30, 2007, purchases from two suppliers accounted for 23% and 19% of Concurrent’s purchases, respectively.  For the year ended June 30, 2006, purchases from two suppliers accounted for 30% and 22% of Concurrent’s purchases, respectively.  For the year ended June 30, 2005, purchases from three suppliers accounted for 25%, 25% and 10% of Concurrent’s purchases, respectively.  There were no other suppliers during fiscal years 2007, 2006 or 2005 representing 10% or more of Concurrent’s total purchases.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

17.           Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of quarterly financial results for the years ended June 30, 2007 and 2006:

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2006	2006	2007	2007
	(Dollars in thousands, except per share amounts)
2007

Net sales	$14,781	$17,134	$16,148	$21,086
Gross margin	$6,954	$7,415	$7,873	$10,119
Operating loss	$(4,754)	$(3,327)	$(2,759)	$(953)
Net loss	$(4,852)	$(3,531)	$(3,076)	$(712)
Net loss per share-basic	$(0.07)	$(0.05)	$(0.04)	$(0.01)
Net loss per share-diluted	$(0.07)	$(0.05)	$(0.04)	$(0.01)

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2005	2005	2006	2006
	(Dollars in thousands, except per share amounts)
2006
Net sales	$16,207	$18,856	$20,633	$15,916
Gross margin	$8,094	$9,917	$10,233	$7,125
Operating loss	$(2,895)	$(1,596)	$(1,067)	$(4,022)
Loss before cumulative effect of accounting change	$(2,183)	$(1,604)	$(1,048)	$(4,187)
Cumulative effect of accounting change (net of income tax)	$-	$-	$-	$(323	)(1)
Net loss	$(2,183)	$(1,604)	$(1,048)	$(4,510	)(1)
Net loss per share-basic	$(0.03)	$(0.02)	$(0.01)	$(0.06	)(1)
Net loss per share-diluted	$(0.03)	$(0.02)	$(0.01)	$(0.06	)(1)

(1)
In March 2005, the FASB issued FIN 47, which requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  Concurrent is required to record an asset and a corresponding liability for the present value of the estimated asset retirement obligation associated with the leasehold improvements at some of its international locations.  The asset is depreciated over the life of the corresponding lease while the liability accretes to the amount of the estimated retirement obligation.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  Concurrent adopted FIN 47 on June 30, 2006, resulting in a $323,000 cumulative effect of accounting change (net of tax) recorded in Concurrent’s results of operations.  This charge is a combination of depreciation and accretion expense.

18.	Commitments and Contingencies

Concurrent leases certain sales and service offices, warehousing, and equipment under various operating leases.  The leases expire at various dates through 2013 and generally provide for the payment of taxes, insurance and maintenance costs.  Additionally, certain leases contain escalation clauses that provide for increased rents resulting from the pass through of increases in operating costs, property taxes and consumer price indexes.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

At June 30, 2007, future minimum lease payments for the years ending June 30 are as follows (dollars in thousands):

2008	$2,096
2009	1,441
2010	662
2011	530
2012	395
2013 and thereafter	398
$5,522

Rent expense under all operating leases amounted to $3,870,000, $3,942,000 and $4,006,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

Concurrent, from time to time, is involved in litigation incidental to the conduct of its business.  Concurrent believes that such pending litigation will not have a material adverse effect on Concurrent’s results of operations or financial condition.

Concurrent enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers that often require Concurrent to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to Concurrent’s products. For example, Concurrent was notified that certain of its customers were served with a complaint by Acacia Media Technologies, Corp. (U.S. District Court, Northern District of California) for allegedly infringing U.S. Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720, and 6,144,702 by providing broadcast video and video-on-demand products.  Concurrent received similar notice from some of its on-demand customers regarding a lawsuit brought by U.S.A. Video Inc. (U.S. District Court, Eastern District of Texas, Marshall Division) alleging infringement of U.S Patent No. 5,130,792.  Some of these customers have requested indemnification under their customer agreements. Concurrent continues to review its potential obligations under its indemnification agreements with these customers, in view of the claims by Acacia and U.S. Video, and the indemnity obligations to these customers from other vendors that also provided systems and services to these customers.  From time to time, Concurrent also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Concurrent’s products and services or resulting from the acts or omissions of Concurrent, its employees, authorized agents or subcontractors.   Concurrent has not made any significant payments as a result of these indemnification clauses and, in accordance with FIN No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. To date, Concurrent has not encountered material costs as a result of such obligations and has not accrued any material liabilities related to such indemnifications in our financial statements.  The maximum potential amount of future payments that Concurrent could be required to make is unlimited.

Pursuant to the terms of the employment agreements with the executive officers of Concurrent, employment may be terminated by either Concurrent or the respective executive officer at any time.  In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated directly by Concurrent without cause or in certain circumstances constructively by Concurrent, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  At June 30, 2007, the maximum contingent liability under these agreements is approximately $1.6 million.  Concurrent’s employment agreements with certain of its officers contain certain offset provisions, as defined in their respective agreements.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

19.	Subsequent Event

In August 2007, Concurrent reached an agreement with Vicor to settle the claims in the pending arbitration, in exchange for a full release.  In 2002 and 2003 Concurrent experienced high failure rates in our MediaHawk 2000 and 3000 series on-demand servers as a result of defective power converters manufactured by Vicor.  Concurrent asserted claims for breach of contract and fraud.  Concurrent’s damages consisted of material and labor costs associated with the replacement of the defective parts, internal engineering costs, loss of market share, attorney fees and statutory interest, as well as exemplary damages.  Concurrent settled for approximately $2,350,000, from which approximately $450,000 of attorney fees will be deducted, and Concurrent received the net proceeds in the first fiscal quarter of 2008.

SCHEDULE II

CONCURRENT COMPUTER CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended June 30, 2007, 2006 and 2005
(Dollars in thousands)

Description	Balance at Beginning Of Year	Charged To Costs And Expenses	Deductions (a)	Balance At End Of Year

Reserves and allowances deducted from asset accounts:

2007
Allowance for doubtful accounts	380	(188)	(96)	96
Warranty accrual	376	192	(225)	343

2006
Allowance for doubtful accounts	200	184	(4)	380
Warranty accrual	702	95	(421)	376

2005
Allowance for doubtful accounts	200	-	-	200
Warranty accrual	1,122	392	(812)	702

(a)	Charges and adjustments to the reserve accounts for write-offs and credits issued during the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCURRENT COMPUTER CORPORATION
(Registrant)

By:	/s/ T. Gary Trimm
T. Gary Trimm
President and Chief Executive Officer

Date: August 31, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities indicated on August 31, 2007.

NAME	TITLE

/s/ Steve G. Nussrallah	Chairman of the Board and Director
Steve G. Nussrallah

/s/ T. Gary Trimm	President, Chief Executive Officer and Director (Principal Executive Officer)
T. Gary Trimm

/s/ Emory O. Berry	Chief Financial Officer (Principal Financial and Accounting Officer)
Emory O. Berry

/s/ Alex B. Best	Director
Alex B. Best

/s/ Charles Blackmon	Director
Charles Blackmon

/s/ Larry L. Enterline	Director
Larry L. Enterline

/s/ C. Shelton James	Director
C. Shelton James

Exhibit	Description Of Document

3.1	--Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	--Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

3.3
--Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.4	--Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.5	--Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	--Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.2	--Form of Rights Certificate (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2002).

4.3
--Amended and Restated Rights Agreement dated as of August 7, 2002 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2002).

4.4	--Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference)

4.5	--Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference)

10.1	--Loan and Security Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on February 4, 2005).

10.2	--Schedule of Officers who have entered into the Form Indemnification Agreement (incorporated by reference to the Registrant’s Quarterly report on Form 10-Q for the quarter ended December 31, 2004).

10.3	--1991 Restated Stock Option Plan (as amended as of October 26, 2000) (incorporated by reference Exhibit A to the Registrant’s Proxy Statement dated September 18, 2000).

10.4	--Richard Rifenburgh Non-Qualified Stock Option Plan and Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-82686)).

10.5	--Concurrent Computer Corporation 2001 Stock Option Plan (incorporated by reference to Annex II to the Registrant’s Proxy Statement dated September 19, 2001).

10.6	--Concurrent Computer Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-125974)).

10.7	--Form of Option agreement with transfer restrictions (incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 24, 2005).

10.8	--Form of Incentive Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-45871)).

10.9
--Form of Non-Qualified Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

10.10	--Summary of Performance Grants (incorporated by reference to the Registrant’s Current Report on Form 8-K filed March 3, 2005).

10.11	--Employment Agreement dated as of February 1, 2005 between the Registrant and Greg Wilson (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on February 4, 2005).

10.12	--Protective Agreement dated as of February 1, 2005 between the Registrant and Greg Wilson (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on February 4, 2005).

10.13
--Employment Agreement dated as of November 26, 2001 between the Registrant and Kirk Somers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.14
--Employment Agreement dated as of June 24, 2004 between the Registrant and Warren Neuburger (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004).

10.15
--Video-on-demand Purchase Agreement, dated March 29, 2001, by and between Concurrent Computer Corporation and Comcast Cable Communications of Pennsylvania, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).

10.16
--Amended and Restated Employment Agreement dated as of August 8, 2006 between the Registrant and T. Gary Trimm and adjustment to executive officers’ salaries (incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 10, 2006).

10.17
-- Entry into a Material Definitive Agreement between the Registrant and Silicon Valley Bank in the form of a Forbearance to Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 14, 2006).

10.18
-- Entry into a Material Definitive Agreement between the Registrant and Silicon Valley Bank in the form of a Waiver and Third Loan Modification Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 31, 2006).

10.19	--Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006).

10.20	--Consulting Services Agreement among the Company, TechCFO and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.21	--Indemnification Agreement between the Company and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.22
--Form of Securities Purchase Agreement by and among Concurrent Computer Corporation and the purchasers set forth on the signature pages thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

14.1	--Code of Ethics for Senior Executives & Financial Officers (incorporated by reference to the Registrant’s Proxy for the fiscal year ended June 30, 2003).

21.1*	--List of Subsidiaries.

23.1*	--Consent of Deloitte & Touche LLP.

31.1*	--Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	--Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	--Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	--Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Included herewith.