Form 10-Q
period 2007-09-30
CONCURRENT COMPUTER CORP/DE
filed 2007-11-02
CIK 749038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

Telephone: (678) 258-4000
(Registrant’s telephone number, including area code)

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
Yes  ☐    No  ☒

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of October 29, 2007 was 83,254,000.

Concurrent Computer Corporation
Form 10-Q
For the Three Months Ended September 30, 2007

		Page
	Part I – Financial Information
Item 1.	Condensed Consolidated Financial Statements	2
	Condensed Consolidated Balance Sheets (Unaudited)	2
	Condensed Consolidated Statements of Operations (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
	Part II – Other Information
Item 1.	Legal Proceedings	21
Item 6.	Exhibits	22
	EX-31.1 SECTION 302 CERTIFICATION OF CEO
	EX-31.2 SECTION 302 CERTIFICATION OF CFO
	EX-32.1 SECTION 906 CERTIFICATION OF CEO
	EX-32.2 SECTION 906 CERTIFICATION OF CFO

Part I                      Financial Information

Item 1.                    Condensed Consolidated Financial Statements

Concurrent Computer Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	September 30,	June 30,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,085	$20,416
Accounts receivable, less allowance for doubtful accounts of $93 at September 30, 2007 and $96 at June 30, 2007	15,674	20,987
Inventories, net	3,271	3,457
Prepaid expenses and other current assets	1,255	934
Total current assets	46,285	45,794

Property, plant and equipment, net	3,730	4,303
Intangible - purchased technology, net	4,767	4,996
Intangible - customer relationships and trademark, net	2,660	2,703
Goodwill	15,560	15,560
Other long-term assets, net	764	777
Total assets	$73,766	$74,133
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$12,506	$15,566
Deferred revenue	8,656	7,996
Total current liabilities	21,162	23,562

Long-term liabilities:
Deferred revenue	1,081	1,053
Revolving bank line of credit	686	1,077
Pension liability	1,275	1,190
Other	1,053	656
Total liabilities	25,257	27,538

Commitments and contingencies (Note 14)

Stockholders' equity:
Shares of common stock, par value $.01; 100,000,000 authorized; 82,950,346 and 82,940,528 issued and outstanding at September 30, 2007 and June 30, 2007, respectively	830	829
Capital in excess of par value	202,978	202,819
Accumulated deficit	(156,303)	(157,971)
Treasury stock, at cost; 17,349 shares and 1,845 at September 30, 2007 and June 30, 2007, respectively	(31)	(3)
Accumulated other comprehensive income	1,035	921
Total stockholders' equity	48,509	46,595

Total liabilities and stockholders' equity	$73,766	$74,133

The accompanying notes are an integral part of the condensed consolidated financial statements.

 Concurrent Computer Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2007	2006
Revenues:
Product	$9,768	$9,332
Service	6,487	5,449
Total revenues	16,255	14,781

Cost of sales:
Product	5,053	5,188
Service	2,647	2,639
Total cost of sales	7,700	7,827

Gross margin	8,555	6,954

Operating expenses:
Sales and marketing	3,793	4,313
Research and development	4,212	4,652
General and administrative	2,347	2,743
Total operating expenses	10,352	11,708

Operating loss	(1,797)	(4,754)

Gain on arbitration settlement, net	1,900	-
Recovery of minority investment, net	1,415	-
Interest income	225	109
Interest expense	(36)	(74)
Other income	91	85

Income (loss) before income taxes	1,798	(4,634)

Provision for income taxes	54	218

Net income (loss)	$1,744	$(4,852)

Net income (loss) per share
Basic	$0.02	$(0.07)
Diluted	$0.02	$(0.07)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended
	September 30,
	2007	2006

OPERATING ACTIVITIES
Net income (loss)	$1,744	$(4,852)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,165	1,338
Share-based compensation	161	173
Recovery of minority investment, net	(1,415)	-
Other non-cash expenses	(63)	(75)
Changes in operating assets and liabilities:
Accounts receivable	5,313	821
Inventories	142	(15)
Prepaid expenses and other current assets	(321)	(496)
Other long-term assets	13	147
Accounts payable and accrued expenses	(3,060)	20
Deferred revenue	688	(785)
Other long-term liabilities	381	(8)
Total adjustments to net income (loss)	3,004	1,120
Net cash provided by (used in) operating activities	4,748	(3,732)

INVESTING ACTIVITIES
Capital expenditures	(271)	(584)
Recovery of minority investment, net	1,415	-
Net cash provided by (used in) investing activities	1,144	(584)

FINANCING ACTIVITIES
Repayment of note payable to bank	(391)	(250)
Proceeds from short-term note payable	-	690
Repayment of short term note payable	-	(203)
Sale (purchase) of treasury stock	(29)	10
Proceeds from sale and issuance of common stock	-	3
Net cash provided by (used in) financing activities	(420)	250

Effect of exchange rates on cash and cash equivalents	197	(15)

Increase (decrease) in cash and cash equivalents	5,669	(4,081)
Cash and cash equivalents at beginning of period	20,416	14,423
Cash and cash equivalents at end of period	$26,085	$10,342

Cash paid during the period for:
Interest	$16	$58
Income taxes (net of refunds)	$52	$96

The accompanying notes are an integral part of the condensed consolidated financial statements

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements

1.           Overview of Business and Basis of Presentation

Concurrent Computer Corporation (“Concurrent”) is a supplier of high-performance computer systems, software and services.  The computer systems and software fall under two product lines: on-demand and real-time.

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

The condensed consolidated interim financial statements of Concurrent are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of Concurrent’s financial position, results of operations and cash flows at the dates and for the periods indicated.  These financial statements should be read in conjunction with Concurrent’s Annual Report on Form 10-K for the year ended June 30, 2007.  There have been no changes to Concurrent’s Significant Accounting Policies as disclosed in Note 2 of the consolidated financial statements included in Concurrent’s Annual Report on Form 10-K for the year ended June 30, 2007, except as disclosed under the caption, Income Taxes, below.  The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

Income Taxes

In June, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  Additionally, FIN 48 provides guidance on the derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Concurrent adopted FIN 48 as of July 1, 2007, as required.  As of July 1, 2007, Concurrent did not recognize an increase or decrease in the liability for unrecognized tax benefits, but did recognize an additional $76,000 of accrued interest and penalties related to previously recorded liabilities for unrecognized tax benefits.  The interest and penalties recognized upon adoption of FIN 48 were accounted for as a reduction to Concurrent’s Accumulated Deficit as of July 1, 2007.  At July 1, 2007, the total liability for uncertain tax benefits recorded in our balance sheet in Other Long-term Liabilities, including interest and penalties, was approximately $356,000.  Of this amount, approximately $76,000, if recognized, would be included in Concurrent’s statement of operations and have an impact on Concurrent’s effective tax rate.  Upon adoption of FIN 48, Concurrent has elected to recognize interest and penalties accrued for unrecognized tax benefits in income tax expense.  As of the date of adoption of FIN 48, Concurrent had accrued approximately $213,000 for the payment of interest and penalties.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

Concurrent and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, Concurrent is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 1992.  Concurrent does not believe that the amount of uncertain tax positions will change by a significant amount within the next 12 months.  In the event of subsequent recognition, the entire amount recognized would impact the effective tax rate.  Concurrent does not expect this change to have a significant impact on the results of operations or financial position of the Company.  For the three months ended September 30, 2007 there were no material changes in accrued interest or penalties associated with unrecognized tax benefits from the date of adoption.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 159, "The Fair Value Option for Financial Assets and Liabilities" (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain insurance and warranty contracts at fair value on a contract-by-contract basis. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Concurrent is currently evaluating the impact of adopting SFAS 159 but does not expect the adoption to have a material impact on its condensed consolidated financial statements.

2.           Revenue Recognition and Related Matters

Concurrent recognizes revenue when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable.

Software and Hardware Sales

On-demand and real-time product revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”) and related amendments, SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.”  Concurrent’s standard contractual arrangements with its customers generally include the delivery of a hardware and/or software system, certain professional services that typically involve installation and training, and ongoing software and hardware maintenance.   The software component of the arrangement is considered to be essential to the functionality of the hardware.  Therefore, in accordance with Emerging Issues Task Force No. 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,” the hardware and the hardware maintenance components are considered software related and the provisions of SOP 97-2 apply to all elements of the arrangement.  Under multiple element arrangements, Concurrent allocates revenue to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value.  Concurrent’s VSOE of fair value is determined based on the price charged when the same element is sold separately.  If VSOE of fair value does not exist for all elements in a multiple element arrangement, Concurrent recognizes revenue using the residual method.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue.

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

In certain instances, Concurrent’s customers require significant customization of both the software and hardware products.  In these situations, the services are considered essential to the functionality of the software and, therefore, the revenue from the arrangement, with the exception of maintenance, is recognized in conformity with Accounting Research Bulletin (“ARB”) No. 45, “Long Term Construction Type Contracts” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  Concurrent records the value of the entire arrangement (excluding maintenance) as the project progresses based on actual costs incurred compared to the total costs expected to be incurred through completion.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

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

3.           Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share” by dividing net income (loss) by the weighted average number of common shares outstanding during each period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.  Common share equivalents of 9,491,000 and 7,815,000 for the three months ended September 30, 2007 and 2006, respectively, were excluded from the calculation as their effect was antidilutive.  The following table presents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

	Three Months Ended September 30,
	2007	2006
Basic and diluted earnings per share (EPS) calculation:
Net income (loss)	$1,744	$(4,852)

Basic weighted average number of shares outstanding	82,926	71,535
Effect of dilutive securities:
Restricted stock	151	-
Employee stock options	29	-
Shares issued upon assumed exercise of warrants	-	-
Diluted weighted average number of shares outstanding	83,106	71,535
Basic EPS	$0.02	$(0.07)
Diluted EPS	$0.02	$(0.07)

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

4.           Share-Based Compensation

At September 30, 2007, Concurrent had share-based employee compensation plans which are described in Note 12 of the consolidated financial statements included in Concurrent’s Annual Report on Form 10-K for the year ended June 30, 2007.  Option awards are granted with an exercise price equal to the market price of Concurrent’s stock at the date of grant.  Concurrent recognizes stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  All of Concurrent’s stock compensation is accounted for as equity instruments.

Concurrent uses the Black-Scholes valuation model to estimate the fair value of each option award on the date of grant.  During the three months ended September 30, 2007, Concurrent granted 1,574,000 stock options with four year vesting.  The weighted-average grant-date fair value of the options granted under the stock option plans during this period was $0.96.  The weighted-average assumptions used were: expected dividend yield of 0.0%; risk-free interest rate of 4.3%; expected life of 6 years; and an expected volatility of 75.8%.

Based on historical experience of option pre-vesting cancellations, Concurrent has assumed an annualized forfeiture rate of 8.5% for unvested options for the three months ended September 30, 2007.  Under the true-up provisions of SFAS 123R, Concurrent will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

Concurrent recorded share-based compensation related to issuance of stock options and restricted stock to employees and directors, as follows (amounts in thousands of dollars):

	Three Months Ended
	September 30,
	2007	2006
Share-based compensation expense included in the Statement of Operations:
Cost of sales	$(3)	$7
Sales and marketing	32	22
Research and development	14	64
General and administrative	118	80
Total	161	173
Tax benefit	-	-
Share-based compensation expense, net of taxes	$161	$173
Increase in basic income (loss) per share	$0.00	$0.00
Increase in diluted income (loss) per share	$0.00	$0.00

5.           Inventories

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method.  Concurrent establishes excess and obsolete inventory reserves based upon historical and anticipated usage.  The components of inventories are as follows (in thousands):

	September 30,	June 30,
	2007	2006
Raw materials, net	$1,972	$2,054
Work-in-process	884	935
Finished goods	415	468
	$3,271	$3,457

At September 30, 2007 and June 30, 2007, some portion of Concurrent’s inventory was in excess of the current requirements based upon the planned level of sales for future years.  Accordingly, Concurrent had inventory valuation allowances for raw materials of $2,016,000 at September 30, 2007 and $1,976,000 at June 30, 2007, to reduce the value of the inventory to its estimated net realizable value.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

6.           Goodwill and Other Intangible Assets

Goodwill was $15,560,000 as of both September 30, 2007 and June 30, 2007.  Concurrent does not measure assets on a segment basis, and therefore, does not allocate goodwill on a segment basis.  In accordance with SFAS 142, Concurrent tests goodwill and trademark for impairment, at least annually.  Concurrent’s annual goodwill and trademark impairment testing date is July 1.  There has not been any impairment charge as a result of the most recent assessment as of July 1, 2007.

Other intangible assets consist of the following (in thousands):

	September 30,	June 30,
	2007	2007
Cost of amortizable intangibles:
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Total cost of intangibles	9,600	9,600
Less accumulated amortization:
Purchased technology	(2,933)	(2,704)
Customer relationships	(340)	(297)
Total accumulated amortization	(3,273)	(3,001)
Trademark	1,100	1,100
Total intangible assets, net	$7,427	$7,699

Amortization expense was $272,000 for each of the three months ended September 30, 2007 and 2006, respectively.

7.           Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands):

	September 30,	June 30,
	2007	2007
Accounts payable, trade	$6,163	$7,955
Accrued payroll, vacation, severance and other employee expenses	4,206	4,679
Warranty accrual	298	343
Other accrued expenses	1,839	2,589
	$12,506	$15,566

Concurrent’s estimate of warranty obligations is based on historical experience and expectation of future conditions.  The changes in the warranty accrual during the three months ended September 30, 2007 were as follows (in thousands):

Balance at June 30, 2007	$343
Charged to costs and expenses, net	29
Deductions	(74)
Balance at September 30, 2007	$298

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

8.           Comprehensive Income (Loss)

Concurrent’s total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Net income (loss)	$1,744	$(4,852)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	133	(52)
Amortization of pension gain and transition amount	(19)	-

Total comprehensive income (loss)	$1,858	$(4,904)

9.           Recovery of Investment in Minority Investment

In March 2002, Concurrent purchased a 14.4% equity ownership interest in Thirdspace Living Limited (“Thirdspace”) for $7,000,000 and loaned Thirdspace $6,000,000 in exchange for two $3,000,000 long-term notes receivable.  In fiscal year 2003, Concurrent recorded a $13,000,000 net impairment charge due to an “other-than-temporary” decline in the market value of the investment in Thirdspace.  In May 2003, Thirdspace sold the majority of its assets to Alcatel Telecom Ltd.  As a result of the sale of these certain assets, in fiscal year 2004, Concurrent received $3,100,000 in proceeds that were recorded in the line item “Recovery of minority investment,” within Concurrent’s Statement of Operations.

Thirdspace’s only significant remaining asset subsequent to the aforementioned transactions was a right to 40% of amounts recovered by nCube Corporation, now part of C-COR, Incorporated (“C-COR”), if any, from the lawsuit brought by C-COR against SeaChange International, Inc., alleging patent infringement.  On January 9, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court’s decision in favor of C-COR.  Until the three months ended September 30, 2007, the likelihood of collecting this asset, and the amount and timing of such collection was uncertain and, as a result, Concurrent had not recorded the gain contingency.

On September 28, 2007, C-COR, Alcatel and Concurrent agreed upon the terms of distributing this asset.  Net proceeds from the settlement, including $85,000 of liquidation fees, were $1,415,000.  Consistent with previous recoveries of the impaired Thirdspace investment, Concurrent recorded the $1,415,000 as a “Recovery of minority investment, net” within its condensed consolidated Statements of Operations during the three months ended September 30, 2007.  Concurrent does not anticipate further cash proceeds related to the liquidation of Thirdspace’s remaining assets.

10.           Arbitration Settlement

In August 2007, Concurrent reached an agreement with Vicor, Inc. (“Vicor”), a supplier of Concurrent’s, to settle the claims in the pending arbitration between the two parties, in exchange for a full release.  In the arbitration, Concurrent alleged that in 2002 and 2003 Concurrent experienced high failure rates in its MediaHawk 2000 and 3000 series on-demand servers as a result of defective power converters manufactured by Vicor.  Concurrent asserted claims for breach of contract and fraud.  Concurrent’s alleged damages consisted of material and labor costs associated with the replacement of the defective parts, internal engineering costs, loss of market share, and attorney fees, as well as exemplary damages.  Concurrent settled for approximately $2,350,000, from which approximately $450,000 of attorney fees was deducted and Concurrent received $1,900,000 in net proceeds in the three months ended September 30, 2007. Concurrent recorded the $1,900,000 net proceeds as a “Gain on arbitration settlement, net” within its condensed consolidated Statements of Operations during the three months ended September 30, 2007.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

11.           Concentration of Credit Risk, Segment, and Geographic Information

In accordance with SFAS 131, “Disclosure about Segments of an Enterprise and Related Information”, effective July 1, 2005, Concurrent operates in two segments, products and services, as disclosed within its condensed consolidated Statements of Operations.  Concurrent does not identify assets on a segment basis.

Concurrent attributes revenues to individual countries and geographic areas based upon location of its selling operating subsidiaries.  A summary of Concurrent’s financial data by geographic area follows (dollars in thousands):

	Three Months Ended
	September 30,
	2007	2006
United States	$13,323	$10,413

Japan	1,289	1,828
Other Asia Pacific countries	437	453
Asia Pacific	1,726	2,281

United Kingdom	3	623
Other European countries	1,203	1,464
Europe	1,206	2,087

Total revenue	$16,255	$14,781

In addition, the following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for any one of the indicated periods:

	Three Months Ended
	September 30,
	2007	2006
Customer A	22%	<10%
Customer B	12%	<10%
Customer C	<10%	19%
Customer D	<10%	10%

Concurrent assesses credit risk through ongoing credit evaluations of customers’ financial condition and collateral is generally not required.  At September 30, 2007, one customer accounted for $3,731,000 or 24% of trade receivables, and a second customer accounted for $2,408,000 or 15% of trade receivables.  At June 30, 2007, one customer accounted for $9,190,000 or 44% of trade receivables.  No other customers accounted for 10% or more of trade receivables as of September 30, 2007 or June 30, 2007.

Concurrent sometimes purchases product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms.  For the three months ended September 30, 2007, purchases from each of three suppliers were equal to, or in excess of 10% of Concurrent’s total purchases.  These three suppliers accounted for 27%, 20% and 11% of Concurrent’s purchases during the three months ended September 30, 2007.  Also, for the three months ended September 30, 2006, purchases from two suppliers were equal to, or in excess of 10% of Concurrent’s total purchases.  These two suppliers accounted for 31% and 10% of Concurrent’s purchases during the three months ended September 30, 2006.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

12.           Term Loan and Revolving Credit Facility

As of September 30, 2007, Concurrent was a party to an Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with Silicon Valley Bank that is secured by substantially all of the assets of Concurrent.The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the Credit Agreement on December 22, 2008.  The Credit Agreement provides for a $10,000,000 revolving credit line (the “Revolver”) with a borrowing base dependent upon Concurrent’s outstanding North American accounts receivable.  Concurrent had $686,000 and $1,077,000 outstanding under the Revolver as of September 30, 2007 and June 30, 2007, respectively.  During the three months ended September 30, 2007, Concurrent repaid $391,000 of the outstanding balance. Based on the borrowing formula and Concurrent’s financial position as of September 30, 2007, $10,000,000 was available to Concurrent under the Revolver, resulting in approximately $9,314,000 of remaining available funds under the Revolver.

Interest on any outstanding amounts under the Revolver is payable monthly at the prime rate (7.75% at September 30, 2007) plus 0.50% per annum.

In addition, the Credit Agreement contains certain financial covenants, including a required adjusted quick ratio (the ratio of cash and accounts receivable to current liabilities and outstanding bank debt (less the current portion of deferred revenue)) of at least 1.25 to 1.00 and a minimum tangible net worth of at least $15,172,000.  The Credit Agreement also contains customary restrictive covenants concerning Concurrent's operations.  As of September 30, 2007, Concurrent’s adjusted quick ratio was 3.17 to 1.00 and its tangible net worth (defined as total assets (less goodwill and other intangibles) minus total liabilities) was approximately $25,133,000.  Concurrent was in compliance with all applicable covenants as of September 30, 2007.

13.           Retirement Plans

The following table provides a detail of the components of net periodic benefit cost for the three months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended
	September 30,
	2007	2006
Service cost	$6	$8
Interest cost	50	56
Expected return on plan assets	(32)	(22)
Amortization of net (gain) loss	(28)	-
Amortization of transition amount	9	8
Net periodic benefit cost	$5	$50

Concurrent contributed $15,000 to its German subsidiary’s defined benefit plan during the three months ended September 30, 2007, and expects to make similar contributions during the remaining quarters of fiscal 2008.  Concurrent contributed $17,000 to its German subsidiary’s defined benefit plan during the three months ended September 30, 2006.

Concurrent maintains a retirement savings plan, available to U.S. employees, which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code.  During the three months ended September 30, 2007 and 2006, Concurrent contributed $137,000 and $84,000 to this plan, respectively.

Concurrent also maintains a defined contribution plan (“Stakeholder Plan”) for its U.K. based employees.  Concurrent has agreements with certain of its U.K. based employees to make supplementary contributions to the Stakeholder Plan over the next two years, contingent upon their continued employment with Concurrent.  During the three months ended September 30, 2007 and 2006, Concurrent contributed $120,000 and $187,000 to the Stakeholder Plan, respectively.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

14.           Commitments and Contingencies

Concurrent, from time to time, is involved in litigation incidental to the conduct of its business.  Concurrent believes that such pending litigation will not have a material adverse effect on Concurrent’s results of operations or financial condition.

Concurrent enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers that often require Concurrent to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to Concurrent’s products. For example, Concurrent was notified that certain of its customers were served with a complaint by Acacia Media Technologies, Corp. (U.S. District Court, Northern District of California) for allegedly infringing U.S. Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720, and 6,144,702 by providing broadcast video and video-on-demand products.  Concurrent received similar notice from some of its on-demand customers regarding a lawsuit brought by U.S.A. Video Inc. (U.S. District Court, Eastern District of Texas, Marshall Division) alleging infringement of U.S Patent No. 5,130,792.  Some of these customers have requested indemnification under their customer agreements. Concurrent continues to review its potential obligations under its indemnification agreements with these customers, in view of the claims by Acacia and U.S.A. Video, and the indemnity obligations to these customers from other vendors that also provided systems and services to these customers.  From time to time, Concurrent also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Concurrent’s products and services or resulting from the acts or omissions of Concurrent, its employees, authorized agents or subcontractors.  To date, Concurrent has not encountered material costs as a result of such obligations and has not accrued any material liabilities related to such indemnifications in the financial statements under FIN No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  The maximum potential amount of future payments that Concurrent could be required to make is unlimited.

Pursuant to the terms of the employment agreements with the executive officers of Concurrent, employment may be terminated by either Concurrent or the respective executive officer at any time.  In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated directly by Concurrent without cause or in certain circumstances constructively by Concurrent, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  At September 30, 2007, the maximum contingent liability under these agreements is approximately $1,600,000.  Concurrent’s employment agreements with certain of its officers contain certain offset provisions, as defined in their respective agreements.

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto which appear elsewhere herein.  Except for the historical financial information, many of the matters discussed in this Item 2 may be considered “forward-looking” statements that reflect our plans, estimates and beliefs.  Actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Cautionary Note regarding Forward-Looking Statements,” elsewhere herein and in other filings made with the Securities and Exchange Commission.

Overview

During fiscal year 2007, we took steps to reduce our operating expenses and our cost of goods and services by reducing our worldwide headcount by approximately 13% through terminations and employee attrition.  We will continue to monitor our operating expenses in relation to our business plan, and further employee reductions may be necessary.

Our on-demand product line has experienced pricing pressure by some substantially larger companies such as Cisco and Motorola.  The on-demand market has a limited number of customers, a number of well-financed competitors, and requires significant research and development expenditures.  As a result, competition is significant within the on-demand business.  Our business plan assumes greater demand from our customers that we believe could materialize in fiscal year 2008.  In addition, we believe we are better positioned with new products than in previous periods.  Further, our Everstream subsidiary is continuing to gain subscribers and introduce new and innovative software products that address the traditional on-demand market as well as new markets such as satellite, audience measurement, targeted advertising, and IPTV.  We cannot assure the success of any of these initiatives.

We have commenced a process to better achieve value out of our targeted advertising patent portfolio.  We are in the midst of this process and believe that it may have a positive impact on our business and/or balance sheet.  However, we cannot assure the timing or success of this initiative.

Our real-time software initiatives have not come to fruition as quickly as expected.  Sales of our software-only real-time operating system to financial customers have been less successful and slower to finalize than anticipated.  Further, our relationship with Novell has not generated the revenue that we expected.  We are taking steps to independently achieve success in this market, while continuing to work with Novell, but we cannot assure the success of any of these initiatives.

Furthermore, we believe we are executing our business plan and expense reduction initiatives to achieve profitability.  We will continue to review and realign our cost structure as needed.   If we are not able to successfully execute our business plans to achieve profitability or execute other strategic alternatives, we may experience a significant deterioration of our liquidity position.   In addition, unless and until our revenue increases and stabilizes, we will use cash from operating activities on an annual basis.

Other trends in our business are detailed in our Annual Report on Form 10-K for the year ended June 30, 2007 filed with the Securities and Exchange Commission (“SEC”) on August 31, 2007.

Application of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  For a complete description of our critical accounting policies, please refer to the “Application of Critical Accounting Policies” in our most recent Annual Report on Form 10-K for the year ended June 30, 2007 filed with the SEC on August 31, 2007.

Selected Operating Data as a Percentage of Total Revenue

The following table sets forth selected operating data as a percentage of total revenue, unless otherwise indicated, for certain items in our consolidated statements of operations for the periods indicated.

	Three Months Ended
	September 30,
	2007	2006
Revenues:	(Unaudited)

Product	60.1%	63.1%
Service	39.9	36.9
Total revenues	100.0	100.0

Cost of sales (% of respective sales category):
Product	51.7	55.6
Service	40.8	48.4
Total cost of sales	47.4	53.0

Gross margin	52.6	47.0

Operating expenses:
Sales and marketing	23.3	29.2
Research and development	25.9	31.5
General and administrative	14.5	18.5
Total operating expenses	63.7	79.2

Operating loss	(11.1)	(32.2)

Gain on arbitration settlement, net	11.7	-
Recovery of minority investment, net	8.7	-
Interest income, net	1.2	0.2
Other income (expense), net	0.6	0.6

Income (loss) before income taxes	11.1	(31.4)

Provision for income taxes	0.4	1.4

Net income (loss)	10.7%	(32.8%)

Results of Operations

The three months ended September 30, 2007 compared to the three months ended September 30, 2006

	Three Months Ended
	September 30,
			$	%
(Dollars in Thousands)	2007	2006	Change	Change
Product revenues	$9,768	$9,332	$436	4.7%
Service revenues	6,487	5,449	1,038	19.0%
Total revenues	16,255	14,781	1,474	10.0%

Product cost of sales	5,053	5,188	(135)	(2.6%)
Service cost of sales	2,647	2,639	8	0.3%
Total cost of sales	7,700	7,827	(127)	(1.6%)

Product gross margin	4,715	4,144	571	13.8%
Service gross margin	3,840	2,810	1,030	36.7%
Total gross margin	8,555	6,954	1,601	23.0%

Operating expenses:
Sales and marketing	3,793	4,313	(520)	(12.1%)
Research and development	4,212	4,652	(440)	(9.5%)
General and administrative	2,347	2,743	(396)	(14.4%)
Total operating expenses	10,352	11,708	(1,356)	(11.6%)

Operating loss	(1,797)	(4,754)	2,957	(62.2%)

Gain on arbitration settlement, net	1,900	-	1,900	NM	(1)
Recovery of minority investment, net	1,415	-	1,415	NM	(1)
Interest income, net	189	35	154	440.0%
Other expense, net	91	85	6	7.1%

Income (loss) before income taxes	1,798	(4,634)	6,432	NM	(1)

Provision for income taxes	54	218	(164)	(75.2%)

Net income (loss)	$1,744	$(4,852)	$6,596	NM	(1)

(1) NM denotes not meaningful

Product Sales.  Total product sales for the three months ended September 30, 2007 were $9.8 million, an increase of approximately $0.4 million, or 4.7%, from $9.3 million for the three months ended September 30, 2006.  The increase in product sales resulted from the $1.2 million, or 23.8%, increase in on-demand product sales to $6.3 million in the three months ended September 30, 2007, from $5.1 million in the three months ended September 30, 2006.  The increase in on-demand product revenue was primarily generated by sales to existing North American multiple service operators that are upgrading to our latest generation on-demand system, and also due to on-demand system and storage expansion at existing North American customer sites.  Fluctuation in on-demand revenue is often due to the fact that we have a small base of large customers making periodic large purchases that account for a significant percentage of revenue.

Partially offsetting the increase in on-demand product sales, real-time product sales decreased approximately $0.8 million, or 18.3%, to $3.5 million in the three months ended September 30, 2007 from $4.2 million in the three months ended September 30, 2006.  This decrease was due to several prior year customer orders for our traditional real-time products in both Europe and Asia that did not recur in the three months ended September 30, 2007.

Service Revenue.  Total service revenue for the three months ended September 30, 2007 was $6.5 million, an increase of approximately $1.0 million, or 19.0%, from $5.5 million for the three months ended September 30, 2006.  Service revenue associated with on-demand products increased $0.7 million, or 25.0%, due to installation, during the three months ended September 30, 2007, of on-demand systems shipped in the current quarter and prior fiscal year, and also because we continue to expand our base of on-demand market deployments and data collection and reporting software that requires maintenance and support services.

The increase in on-demand service revenues was accompanied by a $0.3 million, or 12.1%, increase in service revenue related to real-time products.  We believe service revenue associated with real-time products is beginning to stabilize.  For years we have experienced a steady decline in real-time service revenues, as our old legacy machines have been removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue.  The remaining older legacy machines are currently being removed from service at a slower rate, and additional maintenance on our newer real-time systems and software continue to grow with the related expanding base of products and software.  We expect real-time service revenues to remain somewhat level over the next twelve months, but expect that these revenues will ultimately decline further, partially offset by newer software and system service, as additional legacy machines are eventually removed from service.

Product Gross Margin.  Product gross margin was $4.7 million for the three months ended September 30, 2007, an increase of approximately $0.6 million, or 13.8%, from $4.1 million for the three months ended September 30, 2006.  Product gross margin as a percentage of product revenue increased to 48.3% in the three months ended September 30, 2007 from 44.4% in the three months ended September 30, 2006.  Product gross margins, as a percentage of product revenue, increased primarily due to a favorable real-time product mix and lower product costs during the three months ended September 30, 2007, compared to the same period in the prior year.

Service Gross Margin.  The gross margin on service revenue increased approximately $1.0 million, or 36.7%, to $3.8 million, or 59.2% of service revenue in the three months ended September 30, 2007 from $2.8 million, or 51.6% of service revenue in the three months ended September 30, 2006.  The increase in service margins was primarily due to additional installation revenue during the three months ended September 30, 2007 and additional maintenance revenue generated from our expanding customer base.  Improved margins were further attributable to flat service cost of sales for the three months ended September 30, 2007, compared to the same period in the prior year, as we have focused on managing costs of the infrastructure that is necessary to fulfill service and support provided for our products.  We expect to maintain similar service margins as we continue to manage costs related to our maintenance and support infrastructure.

 Sales and Marketing.  Sales and marketing expenses decreased approximately $0.5 million, or 12.1% to $3.8 million in the three months ended September 30, 2007 from $4.3 million in the three months ended September 30, 2006.  The decrease in sales and marketing expense resulted from termination of part of our sales and marketing workforce in Europe and Asia in the prior fiscal year, which resulted in a $0.5 million decrease in international sales and marketing salaries, wages and benefits in the three months ended September 30, 2007, compared to the same period of the prior year. These cost reductions are part of our business plan and expense reduction initiatives to achieve profitability.

Research and Development.  Research and development expenses decreased approximately $0.4 million, or 9.5%, to approximately $4.2 million in the three months ended September 30, 2007 from $4.7 million in the three months ended September 30, 2006.  Decreasing research and development expenses were primarily attributable to the $0.2 million reduction in salaries, benefits and other employee related costs and a $0.1 million reduction in severance expense during the three months ended September 30, 2007, compared to the same period in the prior year.  These decreasing costs resulted from the termination of a part of our development and engineering workforce during the prior year in an effort to reduce operating expenses.  We also incurred $0.2 million less in depreciation expense related to development and test equipment in the three months ended September 30, 2007, compared to the same period in the prior year, as a result of a downward trend in capital expenditures for development and test equipment over the past few years.

General and Administrative.  General and administrative expenses decreased $0.4 million, or 14.4%, to $2.3 million in the three months ended September 30, 2007, from $2.7 million in the three months ended September 30, 2006. This decrease in general and administrative expenses resulted from a prior year $0.4 million severance charge for our chief operating officer, who was terminated in the three months ended September 30, 2006 and, pursuant to his employment agreement, received one year of severance equal to the value of his salary and benefits.

Gain on Arbitration Settlement, Net.  In August 2007, we reached an agreement with Vicor, Inc. (“Vicor”) a supplier of ours, to settle the claims in the pending arbitration between the two parties, in exchange for a full release.  In the arbitration, we alleged that in 2002 and 2003 we experienced high failure rates in our MediaHawk 2000 and 3000 series on-demand servers as a result of defective power converters manufactured by Vicor.  We asserted claims for breach of contract and fraud.  Our alleged damages consisted of material and labor costs associated with the replacement of the defective parts, internal engineering costs, loss of market share, and attorney fees, as well as exemplary damages.  We settled for approximately $2.4 million, from which approximately $0.5 million of attorney fees were deducted and we received the net proceeds in the three months ended September 30, 2007.  We do not anticipate any further proceeds from this settlement.

Recovery of Minority Investment, Net.  In fiscal year 2003, we recorded a $13.0 million net impairment charge due to an “other-than-temporary” decline in the market value of an equity investment in Thirdspace Living Limited (“Thirdspace”).  At the end of fiscal year 2003, Thirdspace was sold to Alcatel Telecom Ltd. and placed into liquidation.  The liquidation of Thirdspace assets resulted in a recovery for us of $3.1 million of our previously impaired investment, in aggregate, during fiscal year 2004.  Thirdspace’s only significant remaining asset subsequent to the aforementioned transactions was a right to 40% of amounts recovered by nCube Corporation, now part of C-COR, Incorporated (“C-COR”), if any, from the lawsuit brought by C-COR against SeaChange International, Inc., alleging patent infringement.  On January 9, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court’s decision in favor of C-COR.  On September 28, 2007, C-COR, Alcatel and Concurrent agreed upon the terms of distributing this Thirdspace asset and we received $1.4 million of net proceeds from the settlement of Thirdspace’s remaining asset.  Consistent with previous recoveries of the impaired Thirdspace investment, we recorded the $1.4 million as a “Recovery of minority investment” within the Statement of Operations during the three months ended September 30, 2007.  We do not anticipate further cash proceeds related to the liquidation of Thirdspace.  As part of the arrangement with C-COR and Alcatel, we also eliminated transferability concerns regarding our license to U.S. patent numbers 5,805,804 and 5,623,595.  The agreement provides that licenses to these patents may be transferred to an acquirer of Concurrent or Concurrent’s on-demand business, so long as the acquirer has not been formally identified as an Alcatel target.

Interest Income, Net.  During the three months ended September 30, 2007, interest income, net of interest expense, increased $0.1 million, compared to the same period in the prior year, due to an increase in cash.  This increase in cash resulted from proceeds generated by our private placement during the fourth quarter of the prior fiscal year and due to positive cash flow from operations during the three months ended September 30, 2007.

Provision for Income Taxes.  We recorded income tax expense for our domestic and foreign subsidiaries of $54,000 in the three months ended September 30, 2007.  We recorded income tax expense of $218,000 for our domestic and foreign subsidiaries in the three months ended September 30, 2006.  Income tax expense for the three months ended September 30, 2007 and 2006 was primarily attributable to income earned in foreign locations that cannot be offset by net operating loss carryforwards.

Net Income (Loss).  The net income for the three months ended September 30, 2007 was $1.7 million or $0.02 per basic and diluted share compared to a net loss for the three months ended September 30, 2006 of $(4.9) million or $(0.07) per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•	the rate of growth or decline, if any, of on-demand market expansions and the pace at which domestic and international cable companies and telephone companies implement on-demand technology;

•	the rate of growth, if any, of deployment of our real-time operating systems and tools;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product lines;

•	our ability to leverage the potential of Everstream;

•	our ability to raise additional capital, if necessary;

•	our ability to obtain additional bank financing, if necessary;

•	our ability to meet the covenants contained in our Credit Agreement;

•	timing of product shipments, which typically occur during the last month of the quarter;

•	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles; and

•
the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases.

Uses and Sources of Cash

We generated $4.7 million of cash from operating activities during the three months ended September 30, 2007 compared to using $3.7 million of cash during the three months ended September 30, 2006.  The operating cash inflow was primarily attributable to collection of receivables from prior quarter sales, and $1.9 million of net cash proceeds received from an arbitration settlement with a supplier that we alleged had previously provided defective parts used in certain of our products.  We do not anticipate further cash proceeds related to this settlement.  Prior period cash usage resulted primarily from operating losses.

During the three months ended September 30, 2007, we received $1.4 million of net cash proceeds from the monetization of remaining assets of Thirdspace, an entity that we purchased a minority interest in during fiscal 2002, and that was subsequently liquidated.   We do not anticipate further cash proceeds related to the liquidation of Thirdspace.

We invested $0.3 million in property, plant and equipment during the three months ended September 30, 2007 compared to $0.6 million during the three months ended September 30, 2006.  Capital additions during each of these periods related primarily to product development and testing equipment.  We expect capital additions to continue at a level comparable to the prior year, during the remainder of this fiscal year.

We have an Amended and Restated Loan and Credit Agreement with Silicon Valley Bank (the “Credit Agreement”). The Credit Agreement provides for a $10.0 million revolving credit line (the “Revolver”) with a borrowing base dependent upon our outstanding North American accounts receivable.   The interest amount is based upon the amount advanced and the rate varies based upon our accounts receivable and the amount of cash in excess of debt.  The interest rate on the Revolver was 8.25% as of September 30, 2007. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 22, 2008.  During the three months ended September 30, 2007 we repaid $0.4 million of the outstanding balance of this Revolver.  Based on the borrowing formula and our financial position as of September 30, 2007, $10.0 million was available to us under the Revolver.  As of September 30, 2007, $0.7 million was drawn under the Revolver, resulting in $9.3 million of remaining available funds under the Revolver.

In addition, the Credit Agreement contains certain financial covenants, including a required adjusted quick ratio (the ratio of cash and accounts receivable to current liabilities (less the current portion of deferred revenue)) of at least 1.25 to 1.00 and a minimum tangible net worth of at least $15.2 million, as of September 30, 2007. The Credit Agreement also contains customary restrictive covenants concerning our operations.  As of September 30, 2007, we were in compliance with these covenants as our adjusted quick ratio was 3.17 to 1.00 and our tangible net worth was $25.1 million.

At September 30, 2007, we had working capital (current assets, less current liabilities) of $25.1 million and had no material commitments for capital expenditures compared to working capital of $22.2 million at June 30, 2007.  We believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months.  However, unless and until our revenue increases and stabilizes, it is possible that we will continue to use cash from operating activities.  We believe that we could report a net loss for fiscal 2008 and may continue to use cash from operating activities.

Off-Balance Sheet Arrangements

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers that often require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products.  We evaluate estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies”, as interpreted by FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” We consider factors such as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any material liabilities related to such indemnifications in our financial statements.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007. There have been no material changes to our contractual obligations and commercial commitments during the three months ended September 30, 2007.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this release may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this release, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, our pricing trends, our expected cash position, our expectations of market share and growth, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash, the impact of litigation, and our trend of declining real-time service revenue.  These statements are based on beliefs and assumptions of Concurrent’s management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: availability of video-on-demand (“VOD”) content; delays or cancellations of customer orders; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage growth; delays in testing and introductions of new products;  rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of  competition on the pricing of VOD products; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new on-demand and real-time products; financing for working capital needs; the availability of Linux software in light of issues raised by SCO Group; the success of our relationships with Alcatel-Lucent; capital spending patterns by a limited customer base; and privacy concerns over data collection.

Other important risk factors are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Our forward-looking statements are based on current expectations and speak only as of the date of such statements.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

Item 3.                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates.  We are exposed to the impact of interest rate changes on our short-term cash investments and bank loans.  Short-term cash investments are backed by U.S. government obligations, and other investments in institutions with the highest credit ratings, all of which have maturities of three months or less.  These short-term investments carry a degree of interest rate risk.  Bank loans include a variable rate Revolver.  We believe that the impact of a 10% increase or decrease in interest rates would not be material to our investment income and interest expense from bank loans.

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

Disclosure controls and procedures are our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II         Other Information

Item 1.                Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business.  We are not presently involved in any material litigation, and have resolved the following matters during the three months ended September 30, 2007:

Vicor, Inc. v. Concurrent Computer Corporation, Essex Superior Court, Massachusetts, Civil Action No. C5-1437A.  This suit was filed August 18, 2005 requesting declaratory relief regarding a contractual dispute between the parties.  On March 8, 2006, after briefing and arguments, the case was dismissed for resolution by arbitration.  Vicor unsuccessfully appealed the matter and unsuccessfully moved to stay the arbitration (Case No. 32 181 Y 00738 05).  The arbitration proceeded in Florida and was settled on August 28, 2007, and we received net proceeds of $1,900,000.

Item 6.               Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

3.3	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.4	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.5	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.2	Form of Rights Certificate (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2002).

4.3
Amended and Restated Rights Agreement dated as of August 7, 2002 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2002).

4.4	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

4.5	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in the Notes to the condensed consolidated financial statements in this report.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2007	CONCURRENT COMPUTER CORPORATION

	By:	/s/ Emory O. Berry
Emory O. Berry
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

3.3	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.4	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.5	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.2	Form of Rights Certificate (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2002).

4.3
Amended and Restated Rights Agreement dated as of August 7, 2002 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2002).

4.4	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

4.5	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in the Notes to the condensed consolidated financial statements in this report.

 ** Filed herewith.