Form 10-Q
period 2007-12-31
CONCURRENT COMPUTER CORP/DE
filed 2008-02-01
CIK 749038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______
FORM 10-Q

(Mark One)
☒       Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2007

or

☐      Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Transition Period from ____ to  ____

Commission File No. 0-13150
_____________

CONCURRENT COMPUTER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-2735766
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4375 River Green Parkway, Suite 100, Duluth, GA  30096
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

Yes  ☐    No  ☒

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of January 28, 2008 was 83,056,000.

Concurrent Computer Corporation
Form 10-Q
For the Three Months Ended December 31, 2007

Part I	Financial Information

Item 1.	Condensed Consolidated Financial Statements

Concurrent Computer Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	December 31,	June 30,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,058	$20,416
Accounts receivable, less allowance for doubtful accounts of $94 at December 31, 2007 and $96 at June 30, 2007	14,975	20,987
Inventories, net	2,815	3,457
Prepaid expenses and other current assets	1,001	934
Total current assets	41,849	45,794

Property, plant and equipment, net	3,593	4,303
Intangible - purchased technology, net	4,539	4,996
Intangible - customer relationships and trademark, net	2,616	2,703
Goodwill	15,560	15,560
Other long-term assets, net	755	777
Total assets	$68,912	$74,133

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,343	$15,566
Deferred revenue	6,371	7,996
Total current liabilities	16,714	23,562

Long-term liabilities:
Deferred revenue	954	1,053
Revolving bank line of credit	686	1,077
Pension liability	1,335	1,190
Other	1,065	656
Total liabilities	20,754	27,538

Commitments and contingencies (Note 14)

Stockholders' equity:
Shares of common stock, par value $.01; 100,000,000 authorized; 83,055,884 and 82,940,528 issued and outstanding at December 31, 2007 and June 30, 2007, respectively	831	829
Capital in excess of par value	203,304	202,819
Accumulated deficit	(157,072)	(157,971)
Treasury stock, at cost; 0 shares and 1,845 at December 31, 2007 and June 30, 2007, respectively	-	(3)
Accumulated other comprehensive income	1,095	921
Total stockholders' equity	48,158	46,595

Total liabilities and stockholders' equity	$68,912	$74,133

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenues:
Product	$9,964	$11,685	$19,732	$21,017
Service	7,614	5,449	14,101	10,898
Total revenues	17,578	17,134	33,833	31,915

Cost of sales:
Product	5,309	6,998	10,362	12,186
Service	2,810	2,721	5,457	5,360
Total cost of sales	8,119	9,719	15,819	17,546

Gross margin	9,459	7,415	18,014	14,369

Operating expenses:
Sales and marketing	3,721	4,133	7,514	8,446
Research and development	4,019	4,107	8,231	8,759
General and administrative	2,566	2,502	4,913	5,245
Total operating expenses	$10,306	10,742	20,658	22,450

Operating loss	(847)	(3,327)	(2,644)	(8,081)

Gain on arbitration settlement, net	-	-	1,900	-
Recovery of minority investment, net	-	-	1,415	-
Interest income	246	84	472	193
Interest expense	(36)	(177)	(72)	(251)
Other income (expense)	(11)	(178)	79	(93)

Income (loss) before income taxes	(648)	(3,598)	1,150	(8,232)

Provision (benefit) for income taxes	121	(67)	175	151

Net income (loss)	$(769)	$(3,531)	$975	$(8,383)

Net income (loss) per share
Basic	$(0.01)	$(0.05)	$0.01	$(0.12)
Diluted	$(0.01)	$(0.05)	$0.01	$(0.12)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended
	December 31,
	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$975	$(8,383)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,154	2,744
Share-based compensation	500	482
Recovery of minority investment, net	(1,415)	-
Other non-cash expenses	(38)	42
Changes in operating assets and liabilities:
Accounts receivable	6,012	742
Inventories	584	412
Prepaid expenses and other current assets	(67)	(270)
Other long-term assets	22	202
Accounts payable and accrued expenses	(5,223)	506
Deferred revenue	(1,724)	(1,064)
Other long-term liabilities	426	145
Total adjustments to net income (loss)	1,231	3,941
Net cash provided by (used in) operating activities	2,206	(4,442)

INVESTING ACTIVITIES
Capital expenditures	(842)	(1,478)
Recovery of minority investment, net	1,415	-
Net cash provided by (used in) investing activities	573	(1,478)

FINANCING ACTIVITIES
Proceeds from revolving bank line of credit	-	1,077
Repayment of revolving bank line of credit	(391)	-
Repayment of note payable to bank	-	(1,583)
Proceeds from short-term note payable	-	690
Repayment of short term note payable	-	(409)
Sale (purchase) of treasury stock, net	(10)	(19)
Proceeds from sale and issuance of common stock	-	5
Net cash used in financing activities	(401)	(239)

Effect of exchange rates on cash and cash equivalents	264	71

Increase (decrease) in cash and cash equivalents	2,642	(6,088)
Cash and cash equivalents at beginning of period	20,416	14,423
Cash and cash equivalents at end of period	$23,058	$8,335

Cash paid during the period for:
Interest	$34	$122
Income taxes (net of refunds)	$128	$13

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

The condensed consolidated financial statements of Concurrent are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of Concurrent’s financial position, results of operations and cash flows at the dates and for the periods indicated.  These financial statements should be read in conjunction with Concurrent’s Annual Report on Form 10-K for the year ended June 30, 2007.  There have been no changes to Concurrent’s Significant Accounting Policies as disclosed in Note 2 of the consolidated financial statements included in Concurrent’s Annual Report on Form 10-K for the year ended June 30, 2007, except as disclosed under the caption, Income Taxes, below.  The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

Income Taxes

In June, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48,“Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  Additionally, FIN 48 provides guidance on the derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Concurrent adopted FIN 48 as of July 1, 2007, as required.  As of July 1, 2007, Concurrent did not recognize an increase or decrease in the liability for unrecognized tax benefits, but did recognize an additional $76,000 of accrued interest and penalties related to previously recorded liabilities for unrecognized tax benefits.  The interest and penalties recognized upon adoption of FIN 48 were accounted for as a reduction to Concurrent’s Accumulated Deficit as of July 1, 2007.  At July 1, 2007, the total liability for uncertain tax benefits recorded in our balance sheet in Other Long-term Liabilities, including interest and penalties, was approximately $356,000.  Of this amount, approximately $76,000, if recognized, would be included in Concurrent’s statement of operations and have an impact on Concurrent’s effective tax rate.  Upon adoption of FIN 48, Concurrent has elected to recognize interest and penalties accrued for unrecognized tax benefits in income tax expense.  As of the date of adoption of FIN 48, Concurrent had accrued approximately $213,000 for the payment of interest and penalties.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

Concurrent and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, Concurrent is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 1992.  Concurrent does not believe that the amount of uncertain tax positions will change by a significant amount within the next 12 months.  In the event of subsequent recognition, the entire amount recognized would impact the effective tax rate.  Concurrent does not expect this change to have a significant impact on the results of operations or financial position of the Company.  For the three and six months ended December 31, 2007 there were no material changes in accrued interest or penalties associated with unrecognized tax benefits from the date of adoption.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 159, "The Fair Value Option for Financial Assets and Liabilities"(“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain insurance and warranty contracts at fair value on a contract-by-contract basis. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Concurrent is currently evaluating the impact of adopting SFAS 159 but does not expect the adoption to have a material impact on its condensed consolidated financial statements.

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

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

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

3.	Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” by dividing net income (loss) by the weighted average number of common shares outstanding during each period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method and for contingently issuable shares, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.  Common share equivalents of 10,456,000 and 7,980,000 for the three months ended December 31, 2007 and 2006, respectively, were excluded from the calculation as their effect was antidilutive.  Common share equivalents of 10,031,000 and 7,931,000 for the six months ended December 31, 2007 and 2006, respectively, were excluded from the calculation as their effect was antidilutive.  The following table presents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Basic and diluted earnings per share (EPS) calculation:
Net income (loss)	$(769)	$(3,531)	$975	$(8,383)
Basic weighted average number of shares outstanding	83,025	71,600	82,975	71,567
Effect of dilutive securities:
Restricted stock	-	-	128	-
Employee stock options	-	-	5	-
Shares issued upon assumed exercise of warrants	-	-	-	-
Diluted weighted average number of shares outstanding	83,025	71,600	83,108	71,567
Basic EPS	$(0.01)	$(0.05)	$0.01	$(0.12)
Diluted EPS	$(0.01)	$(0.05)	$0.01	$(0.12)

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

4.	Share-Based Compensation

At December 31, 2007, Concurrent had share-based employee compensation plans which are described in Note 12 of the consolidated financial statements included in Concurrent’s Annual Report on Form 10-K for the year ended June 30, 2007.  Option awards are granted with an exercise price equal to the market price of Concurrent’s stock at the date of grant.  Concurrent recognizes stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  All of Concurrent’s stock compensation is accounted for as equity instruments.

Concurrent uses the Black-Scholes valuation model to estimate the fair value of each option award on the date of grant.  During the six months ended December 31, 2007, Concurrent granted 50,000 stock options to the Board of Directors with immediate vesting and 1,574,000 stock options to employees with four year vesting.  The weighted-average grant-date fair value of the options granted under the stock option plans during the six months ended December 31, 2007 period was $0.95.  The weighted-average assumptions used were: expected dividend yield of 0.0%; risk-free interest rate of 4.2%; expected life of 6 years; and an expected volatility of 75.8%.

Based on historical experience of option pre-vesting cancellations, Concurrent has assumed an annualized forfeiture rate of 8.5% for unvested options for the six months ended December 31, 2007.  Under the true-up provisions of SFAS 123R, Concurrent will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

The Compensation Committee approved and Concurrent issued 40,000 shares of restricted stock to the Board of Directors during the six months ended December 31, 2007.  Restrictions on these shares lapse at various times in the next one to three years.

Concurrent recorded share-based compensation related to issuance of stock options and restricted stock to employees and directors, as follows (amounts in thousands of dollars):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Share-based compensation expense included in the
Statement of Operations:
Cost of sales	$14	$9	$12	$16
Sales and marketing	60	42	92	64
Research and development	42	79	56	144
General and administrative	222	180	340	260
Total	338	310	500	484
Tax benefit	-	-	-	-
Share-based compensation expense, net of taxes	$338	$310	$500	$484
Effect on basic net income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Effect on basic net income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

5.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method.  Concurrent establishes excess and obsolete inventory reserves based upon historical and anticipated usage.  The components of inventories are as follows (in thousands):

	December 31,	June 30,
	2007	2007
Raw materials, net	$1,726	$2,054
Work-in-process	546	935
Finished goods	543	468
	$2,815	$3,457

At December 31, 2007 and June 30, 2007, some portion of Concurrent’s inventory was in excess of the current requirements based upon the planned level of sales for future years.  Accordingly, Concurrent had inventory valuation allowances for raw materials of $2,045,000 at December 31, 2007 and $1,976,000 at June 30, 2007, to reduce the value of the inventory to its estimated net realizable value.

6.	Goodwill and Other Intangible Assets

Goodwill was $15,560,000 as of both December 31, 2007 and June 30, 2007.  Concurrent operates in two segments, products and services, as disclosed within its condensed consolidated Statements of Operations.  Since Concurrent does not measure assets on a segment basis, it allocates operating expenses on a pro-rata basis between products and services to test impairment of goodwill and allocates goodwill between the two reporting units in the same manner.  In accordance with SFAS 142, Concurrent tests goodwill and trademark for impairment, at least annually.  Concurrent’s annual goodwill and trademark impairment testing date is July 1.  There has not been any impairment charge as a result of the most recent assessment as of July 1, 2007.

Other intangible assets consist of the following (in thousands):

	December 31,	June 30,
	2007	2007
Cost of amortizable intangibles:
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Total cost of intangibles	9,600	9,600
Less accumulated amortization:
Purchased technology	(3,161)	(2,704)
Customer relationships	(384)	(297)
Total accumulated amortization	(3,545)	(3,001)
Trademark	1,100	1,100
Total intangible assets, net	$7,155	$7,699

Amortization expense was $544,000 for each of the six months ended December 31, 2007 and 2006, respectively.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

7.	Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands):

	December 31,	June 30,
	2007	2007
Accounts payable, trade	$5,185	$7,955
Accrued payroll, vacation, severance and other employee expenses	3,402	4,679
Warranty accrual	274	343
Other accrued expenses	1,482	2,589
	$10,343	$15,566

Concurrent’s estimate of warranty obligations is based on historical experience and expectation of future conditions.  The changes in the warranty accrual during the three months ended December 31, 2007 were as follows (in thousands):

Balance at June 30, 2007	$343
Charged to costs and expenses, net	78
Deductions	(147)
Balance at December 31, 2007	$274

8.	Comprehensive Income (Loss)

Concurrent’s total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income (loss)	$(769)	$(3,531)	$975	$(8,383)

Other comprehensive income (loss):
Foreign currency translation gain	80	140	213	88
Amortization of pension gain and transition amount	(20)	-	(39)	-

Total comprehensive income (loss)	$(709)	$(3,391)	$1,149	$(8,295)

9.	Recovery of Minority Interest Investment

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

Thirdspace’s only significant remaining asset subsequent to the aforementioned transactions was a right to 40% of amounts recovered by nCube Corporation, now part of C-COR, Incorporated (“C-COR”), if any, from the lawsuit brought by C-COR against SeaChange International, Inc., alleging patent infringement.  On January 9, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court’s decision in favor of C-COR.  Until our fiscal year 2008, the likelihood of collecting this asset, and the amount and timing of such collection was uncertain and, as a result, Concurrent had not recorded the gain contingency.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

On September 28, 2007, C-COR, Alcatel and Concurrent agreed upon the terms of distributing this asset.  Net proceeds from the settlement, including $85,000 of liquidation fees, were $1,415,000.  Consistent with previous recoveries of the impaired Thirdspace investment, Concurrent recorded the $1,415,000 as a “Recovery of minority investment, net” within its condensed consolidated Statements of Operations during the six months ended December 31, 2007.  Concurrent does not anticipate further cash proceeds related to the liquidation of Thirdspace’s remaining assets.  As part of the arrangement with C-COR and Alcatel, Concurrent also eliminated transferability concerns regarding its license to U.S. patent numbers 5,805,804 and 5,623,595.  The agreement provides that licenses to these patents may be transferred to an acquirer of Concurrent or Concurrent’s on-demand business, so long as the acquirer has not been formally identified as an Alcatel target.

10.	Arbitration Settlement

In August 2007, Concurrent reached an agreement with Vicor, Inc. (“Vicor”), a supplier of Concurrent’s, to settle the claims in the pending arbitration between the two parties, in exchange for a full release.  In the arbitration, Concurrent alleged that in 2002 and 2003 Concurrent experienced high failure rates in its MediaHawk 2000 and 3000 series on-demand servers as a result of defective power converters manufactured by Vicor.  Concurrent asserted claims for breach of contract and fraud.  Concurrent’s alleged damages consisted of material and labor costs associated with the replacement of the defective parts, internal engineering costs, loss of market share, and attorney fees, as well as exemplary damages.  Concurrent settled for approximately $2,350,000, from which approximately $450,000 of attorney fees was deducted and Concurrent received $1,900,000 in net proceeds in the six months ended December 31, 2007.  Concurrent recorded the $1,900,000 net proceeds as a “Gain on arbitration settlement, net” within the condensed consolidated Statements of Operations during the six months ended December 31, 2007.

11.	Concentration of Credit Risk, Segment, and Geographic Information

In accordance with SFAS 131, “Disclosure about Segments of an Enterprise and Related Information”, Concurrent operates in two segments, products and services, as disclosed within its condensed consolidated Statements of Operations.  The financial information reviewed by the chief operating decision maker  (as defined in SFAS 131) for these two segments is limited to segment revenues, cost of sales and gross margins, as presented in the accompanying statements of operations.  Concurrent does not track operating expenses, net income (loss), or assets and liabilities on a segment basis.

Concurrent attributes revenues to individual countries and geographic areas based upon location of its selling operating subsidiaries.  A summary of Concurrent’s financial data by geographic area follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
United States	$13,629	$12,469	$26,951	$22,882

Japan	1,563	1,534	2,851	3,362
Other Asia Pacific countries	812	472	1,251	925
Asia Pacific	2,375	2,006	4,102	4,287

Europe	1,574	2,659	2,780	4,746
Total revenue	$17,578	$17,134	$33,833	$31,915

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

In addition, the following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for any one of the indicated periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Customer A	14%	10%	11%	14%
Customer B	10%	10%	11%	<10%
Customer C	<10%	<10%	13%	<10%
Customer D	<10%	10%	<10%	<10%

Concurrent assesses credit risk through ongoing credit evaluations of customers’ financial condition and collateral is generally not required.  At December 31, 2007, one customer accounted for $2,607,000 or 17% of trade receivables.  At June 30, 2007, one customer accounted for $9,190,000 or 44% of trade receivables.  No other customers accounted for 10% or more of trade receivables as of December 31, 2007 or June 30, 2007.

Concurrent sometimes purchases product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms. For the three months ended December 31, 2007, purchases from each of three suppliers were equal to, or in excess of 10% of Concurrent’s total purchases.  These three suppliers accounted for 20%, 15% and 10% of Concurrent’s purchases during the three months ended December 31, 2007.  Also, for the three months ended December 31, 2006, purchases from each of two suppliers were equal to, or in excess of 10% of Concurrent’s total purchases.  These two suppliers accounted for 38% and 11% of Concurrent’s purchases during the three months ended December 31, 2006.  For the six months ended December 31, 2007, purchases from three suppliers were in excess of 10% of Concurrent’s total purchases.  These three suppliers accounted for 17%, 16% and 15% of Concurrent’s purchases during the six months ended December 31, 2007.  Also, for the six months ended December 31, 2006, purchases from two suppliers were in excess of 10% of Concurrent’s total purchases.  These two suppliers accounted for 25% and 17% of Concurrent’s purchases during the six months ended December 31, 2006.

12.	Revolving Credit Facility

On December 19, 2007, Concurrent entered into a First Amendment (“Amendment”) to its Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with Silicon Valley Bank (the “Bank”), which amends certain terms of the existing Credit Agreement.  The Amendment extends the maturity date of the Credit Agreement from December 23, 2008 to July 1, 2009.  The Amendment also resets the Minimum Tangible Net Worth covenant requirement from $15,172,000 as of September 30, 2007, under the previous terms, to $10,000,000 as of December 31, 2007.  At all times after December 31, 2007, the minimum tangible net worth requirement shall increase by 50% of quarterly net income and 50% of issuances of equity, net of issuance costs, and the principal amount of any subordinated debt.  The Amendment also allows Concurrent to utilize all of its operating accounts with the Bank to meet the required monthly average balance of not less than $1,000,000 in deposits.  The Credit Agreement is secured by substantially all of the assets of Concurrent.

The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the Credit Agreement on July 1, 2009.  The Credit Agreement provides for a $10,000,000 revolving credit line (the “Revolver”) with a borrowing base dependent upon Concurrent’s outstanding North American accounts receivable.  Concurrent had $686,000 and $1,077,000 outstanding under the Revolver as of December 31, 2007 and June 30, 2007, respectively.  During the six months ended December 31, 2007, Concurrent repaid $391,000 of the outstanding balance.  Based on the borrowing formula and Concurrent’s financial position as of December 31, 2007, $8,907,000 was available to Concurrent under the Revolver, resulting in approximately $8,221,000 of remaining available funds under the Revolver.

Interest on any outstanding amounts under the Revolver is payable monthly at the prime rate (7.25% at December 31, 2007) plus 0.50% per annum.

The Credit Agreement contains certain financial covenants, including a required adjusted quick ratio (the ratio of cash and accounts receivable to current liabilities and outstanding bank debt (less the current portion of deferred revenue)) of at least 1.25 to 1.00 and a minimum tangible net worth of at least $10,000,000 as of December 31, 2007.  The Credit Agreement also contains customary restrictive covenants concerning Concurrent's operations.  As of December 31, 2007, Concurrent’s adjusted quick ratio was 3.45 to 1.00 and its tangible net worth (defined as total assets (less goodwill and other intangibles) minus total liabilities) was approximately $25,038,000.  Concurrent was in compliance with all applicable covenants as of December 31, 2007.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

13.	Retirement Plans

The following table provides a detail of the components of net periodic benefit cost for the three and six months ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Service cost	$6	$8	$12	$16
Interest cost	53	57	103	113
Expected return on plan assets	(34)	(22)	(66)	(44)
Amortization of net (gain) loss	(29)	-	(57)	-
Amortization of transition amount	9	8	18	16
Net periodic benefit cost	$5	$51	$10	$101

Concurrent contributed $16,000 and $31,000 to its German subsidiary’s defined benefit plan during the three and six months ended December 31, 2007, respectively, and expects to make similar contributions during the remaining quarters of fiscal 2007.  Concurrent contributed $18,000 and $34,000 to its German subsidiary’s defined benefit plan during the three and six months ended December 31, 2006, respectively.

Concurrent maintains a retirement savings plan, available to U.S. employees, which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code.  During the three months ended December 31, 2007 and 2006, Concurrent contributed $105,000 and $70,000 to this plan, respectively.  During the six months ended December 31, 2007 and 2006, Concurrent contributed $242,000 and $154,000 to this plan, respectively.

Concurrent also maintains a defined contribution plan (“Stakeholder Plan”) for its U.K. based employees.  Concurrent has agreements with certain of its U.K. based employees to make supplementary contributions to the Stakeholder Plan over the next three years, contingent upon their continued employment with Concurrent.  During the three months ended December 31, 2007 and 2006, Concurrent contributed $119,000 and $149,000 to the Stakeholder Plan, respectively.  During the six months ended December 31, 2007 and 2006, Concurrent contributed $238,000 and $336,000 to this plan, respectively.

14.	Commitments and Contingencies

Concurrent, from time to time, is involved in litigation incidental to the conduct of its business.  Concurrent believes that such pending litigation will not have a material adverse effect on Concurrent’s results of operations or financial condition.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

Concurrent enters into agreements in the ordinary course of business with customers that often require Concurrent to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to Concurrent’s products. For example, Concurrent was notified that certain of its customers have been sued by the following companies regarding the listed patents:

Asserting Party	Jurisdiction	Patents at Issue

Acacia Media Technologies, Corp.	U.S. District Court	U.S. Patent Nos. 5,132,992, 5,253,275,
	Northern District of California	5,550,863, 6,002,720, and 6,144,702

U.S.A Video Inc.	U.S. District Court	U.S. Patent No. 5,130,792
Eastern District of Texas

Vtran Media Technologies, LLC	U.S. District Court	U.S. Patent Nos. 4,890,320 and
	Eastern District of Texas	4,995,078

Some of these customers have requested indemnification under their customer agreements. Concurrent continues to review its potential obligations under its indemnification agreements with these customers and the indemnity obligations to these customers from other vendors that also provided systems and services to these customers.  From time to time, Concurrent also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Concurrent’s products and services or resulting from the acts or omissions of Concurrent, its employees, authorized agents or subcontractors.  To date, Concurrent has not encountered material costs as a result of such obligations and has not accrued any material liabilities related to such indemnifications in the financial statements under FIN No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  The maximum potential amount of future payments that Concurrent could be required to make is unlimited.

Pursuant to the terms of the employment agreements with the executive officers of Concurrent, employment may be terminated by either Concurrent or the respective executive officer at any time.  In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by Concurrent without cause or in certain circumstances constructively by Concurrent, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  At December 31, 2007, the maximum contingent liability under these agreements is $1,645,000.  Concurrent’s employment agreements with certain of its officers contain certain offset provisions, as defined in their respective agreements.

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

Overview

Our on-demand product line has experienced pricing pressure by some substantially larger companies such as Cisco and Motorola.  The on-demand market has a limited number of customers, a number of well-financed competitors, and requires significant research and development expenditures.  As a result, competition is significant within the on-demand business.  Our business plan assumes greater demand from our customers that we believe could materialize in calendar year 2008.  In addition, we believe we are better positioned with new products than in previous periods.  Further, our Everstream subsidiary is continuing to gain subscribers and introduce new and innovative software products that address the traditional on-demand market as well as new markets such as satellite, audience measurement, targeted advertising, and IPTV.  We cannot assure the success of any of these initiatives.

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

Furthermore, we believe we are executing our business plan and expense reduction initiatives to achieve profitability.  We will continue to review and realign our cost structure as needed.   If we are not able to successfully execute our business plans to achieve profitability or execute other strategic alternatives, we may experience deterioration of our liquidity position.   In addition, unless and until our revenue increases and stabilizes, we could use cash from operating activities on an annual basis.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenues:	(Unaudited)		(Unaudited)
Product	56.7%	68.2%	58.3%	65.9%
Service	43.3	31.8	41.7	34.1
Total revenues	100.0	100.0	100.0	100.0

Cost of sales (% of respective sales category):
Product	53.3	59.9	52.5	58.0
Service	36.9	49.9	38.7	49.2
Total cost of sales	46.2	56.7	46.8	55.0

Gross margin	53.8	43.3	53.2	45.0

Operating expenses:
Sales and marketing	21.2	24.1	22.2	26.5
Research and development	22.8	24.0	24.3	27.4
General and administrative	14.6	14.6	14.5	16.4
Total operating expenses	58.6	62.7	61.0	70.3

Operating loss	(4.8)	(19.4)	(7.8)	(25.3)

Gain on arbitration settlement, net	-	-	5.6	-
Recovery of minority investment, net	-	-	4.2	-
Interest income (expense) - net	1.2	(0.6)	1.2	(0.2)
Other income (expense) - net	(0.1)	(1.0)	0.2	(0.3)

Income (loss) before income taxes	(3.7)	(21.0)	3.4	(25.8)

Provision (benefit) for income taxes	0.7	(0.4)	0.5	0.5

Net income (loss)	(4.4)%	(20.6)%	2.9%	(26.3)%

Results of Operations

The three months ended December 31, 2007 compared to the three months ended December 31, 2006

	Three Months Ended
	December 31,
(Dollars in Thousands)	2007	2006	$ Change	% Change
Product revenues	$9,964	$11,685	$(1,721)	(14.7%)
Service revenues	7,614	5,449	2,165	39.7%
Total revenues	17,578	17,134	444	2.6%

Product cost of sales	5,309	6,998	(1,689)	(24.1%)
Service cost of sales	2,810	2,721	89	3.3%
Total cost of sales	8,119	9,719	(1,600)	(16.5%)

Product gross margin	4,655	4,687	(32)	(0.7%)
Service gross margin	4,804	2,728	2,076	76.1%
Total gross margin	9,459	7,415	2,044	27.6%

Operating expenses:
Sales and marketing	3,721	4,133	(412)	(10.0%)
Research and development	4,019	4,107	(88)	(2.1%)
General and administrative	2,566	2,502	64	2.6%
Total operating expenses	10,306	10,742	(436)	(4.1%)

Operating loss	(847)	(3,327)	2,480	(74.5%)

Interest income (expense) - net	210	(93)	303	NM	(1)
Other expense - net	(11)	(178)	167	(93.8%)

Loss before income taxes	(648)	(3,598)	2,950	(82.0%)

Provision (benefit) for income taxes	121	(67)	188	NM	(1)

Net loss	$(769)	$(3,531)	$2,762	(78.2%)

(1) NM denotes percentage is not meaningful

Product Sales.  Total product sales for the three months ended December 31, 2007 were $10.0 million, a decrease of approximately $1.7 million, or 14.7%, from $11.7 million for the three months ended December 31, 2006.  The decrease in product sales resulted from the $3.4 million, or 42.8%, decrease in on-demand product sales to $4.6 million in the three months ended December 31, 2007, from $8.0 million in the three months ended December 31, 2006.  The decrease in on-demand product revenue resulted from a $2.9 million decrease in North American on-demand product revenue in the three months ended December 31, 2007, compared to the same period of the prior year, primarily due to several cable on-demand system expansions in the prior year period that did not recur to the same extent in the current period.  Fluctuation in on-demand revenue is often due to the fact that a significant percentage of revenue is attributable to periodic large purchases by a small base of large customers.

Partially offsetting the decrease in on-demand product sales, real-time product sales increased approximately $1.7 million, or 46.6%, to $5.4 million in the three months ended December 31, 2007 from $3.7 million in the three months ended December 31, 2006.  This increase was due to delivery of several simulation and image generator systems to defense and automotive industry customers and to numerous real-time customers using excess available calendar year-end budgeted funds to purchase additional spares and add-on products for existing systems.

Service Revenue.  Total service revenue for the three months ended December 31, 2007 was $7.6 million, an increase of approximately $2.2 million, or 39.7%, from $5.4 million for the three months ended December 31, 2006.  Service revenue associated with on-demand products increased $1.9 million, or 65.5%, as we continue to expand our base of on-demand market deployments and data collection and reporting software that requires maintenance and support services.  Also, during the three months ended December 31, 2007 we recognized additional maintenance and support revenue related to customers for whom we provided service and support during calendar year 2007, but that was not recognized until collectibility was reasonably assured during the three months ended December 31, 2007.  We expect that service revenue for on-demand products may be flat or down in future quarters as new, less expensive products replace older products currently under service contracts.

The increase in on-demand service revenues was accompanied by a $0.2 million, or 9.6%, increase in service revenue related to real-time products.  We believe service revenue associated with real-time products is beginning to stabilize.  For years we have experienced a steady decline in real-time service revenues, as our legacy machines have been removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue.  The remaining legacy machines are currently being removed from service at a slower rate, and additional maintenance on our newer real-time systems and software continue to grow with the related expanding base of products and software.  We expect real-time service revenues to remain somewhat level over the next twelve months, but that these revenues will ultimately decline further, partially offset by newer system service, as additional legacy machines continue to be removed from service.

Product Gross Margin.  Product gross margin was $4.7 million for each of the three months ended December 31, 2007 and 2006, respectively.  Product gross margin as a percentage of product revenue increased to 46.7% in the three months ended December 31, 2007 from 40.1% in the three months ended December 31, 2006.  Product gross margins, as a percentage of product revenue, increased primarily due to a favorable real-time product mix and our ability to purchase product components at lower prices during the three months ended December 31, 2007, compared to the same period in the prior year.

Service Gross Margin.  The gross margin on service revenue increased approximately $2.1 million, or 76.1%, to $4.8 million, or 63.1% of service revenue in the three months ended December 31, 2007 from $2.7 million, or 50.1% of service revenue in the three months ended December 31, 2006.  The increase in service margins was primarily due to the fact that we recognized additional maintenance and support revenue related to customers for whom we provided service and support during calendar year 2007, but that was not recognized until collectibility was reasonably assured during the three months ended December 31, 2007, as well as from additional maintenance revenue generated from our expanding customer base.  Improved margins were further attributable to flat service cost of sales for the three months ended December 31, 2007, compared to the same period in the prior year, as we have focused on managing costs of the infrastructure that is necessary to fulfill service and support provided for our products.  We expect to maintain similar or slightly lower service margins as we continue to expand our support revenue base and manage costs related to our maintenance and support infrastructure.

 Sales and Marketing.  Sales and marketing expenses decreased approximately $0.4 million, or 10.0% to $3.7 million in the three months ended December 31, 2007 from $4.1 million in the three months ended December 31, 2006.  The decrease in sales and marketing expense resulted from a reduction of our worldwide sales and marketing workforce in the prior fiscal year, which resulted in a $0.4 million decrease in sales and marketing salaries, wages and benefits in the three months ended December 31, 2007, compared to the same period of the prior year.  These cost reductions are part of our business plan and expense reduction initiatives to achieve profitability.

Research and Development.  Research and development expenses decreased approximately $0.1 million, or 2.1%, to approximately $4.0 million in the three months ended December 31, 2007 from $4.1 million in the three months ended December 31, 2006.  Decreasing research and development expenses were primarily to due the fact that we incurred $0.2 million less in depreciation expense related to development and test equipment in the three months ended December 31, 2007, compared to the same period in the prior year, as a result of a downward trend in capital expenditures for development and test equipment over the past few years.

General and Administrative.  General and administrative expenses increased $0.1 million, or 2.6%, to $2.6 million in the three months ended December 31, 2007, from $2.5 million in the three months ended December 31, 2006. This increase in general and administrative expenses resulted from $0.1 million of severance charges for termination of part of our administrative workforce in Europe, during the three months ended December 31, 2007.  These expenses were incurred as part of our business plan to reduce operating costs going forward.

Interest Income, Net.  During the three months ended December 31, 2007, interest income, net of interest expense, increased $0.3 million, compared to the same period in the prior year, due to an increase in cash.  This increase in cash resulted from proceeds generated by our private placement during the fourth quarter of the prior fiscal year and due to positive cash flow from operations during the twelve months ended December 31, 2007.

Provision for Income Taxes.  We recorded income tax expense for our domestic and foreign subsidiaries of $121,000 in the three months ended December 31, 2007.  Income tax expense for the three months ended December 31, 2007 was primarily attributable to income earned in foreign locations that cannot be offset by net operating loss carryforwards.  We recorded an income tax benefit of ($67,000) for our domestic and foreign subsidiaries in the three months ended December 31, 2006.  Income tax benefit recorded during the three months ended December 31, 2006 was primarily attributable to partial reversal of income tax provision recorded in the prior quarter of the same fiscal year by one of our foreign locations that has no remaining net operating loss carryforwards.

Net Loss.  The net loss for the three months ended December 31, 2007 was $0.8 million or $0.01 per basic and diluted share compared to a net loss for the three months ended December 31, 2006 of $3.5 million or $0.05 per basic and diluted share.

The six months ended December 31, 2007 compared to the six months ended December 31, 2006

	Six Months Ended
	December 31,
(Dollars in Thousands)	2007	2006	$ Change	% Change
Product revenues	$19,732	$21,017	$(1,285)	(6.1%)
Service revenues	14,101	10,898	3,203	29.4%
Total revenues	33,833	31,915	1,918	6.0%

Product cost of sales	10,362	12,186	(1,824)	(15.0%)
Service cost of sales	5,457	5,360	97	1.8%
Total cost of sales	15,819	17,546	(1,727)	(9.8%)

Product gross margin	9,370	8,831	539	6.1%
Service gross margin	8,644	5,538	3,106	56.1%
Total gross margin	18,014	14,369	3,645	25.4%

Operating expenses:
Sales and marketing	7,514	8,446	(932)	(11.0%)
Research and development	8,231	8,759	(528)	(6.0%)
General and administrative	4,913	5,245	(332)	(6.3%)
Total operating expenses	20,658	22,450	(1,792)	(8.0%)

Operating loss	(2,644)	(8,081)	5,437	(67.3%)

Gain on arbitration settlement, net	1,900	-	1,900	NM	(1)
Recovery of minority investment, net	1,415	-	1,415	NM	(1)
Interest income (expense) - net	400	(58)	458	NM	(1)
Other income (expense) - net	79	(93)	172	NM	(1)

Income (loss) before income taxes	1,150	(8,232)	9,382	NM	(1)

Provision for income taxes	175	151	24	15.9%

Net income (loss)	$975	$(8,383)	$9,358	NM	(1)

(1) NM denotes percentage is not meaningful

Product Sales.  Total product sales for the six months ended December 31, 2007 were $19.7 million, a decrease of approximately $1.3 million, or 6.1%, from $21.0 million for the six months ended December 31, 2006.  The decrease in product sales resulted from the $2.2 million, or 16.9%, decrease in on-demand product sales to $10.9 million in the six months ended December 31, 2007, from $13.1 million in the six months ended December 31, 2006.  The decrease in on-demand product revenue was primarily due to several cable on-demand system and storage expansions in the prior year period that did not recur to the same extent in the current period.  Fluctuation in on-demand revenue is often due to the fact that a significant percentage of revenue is attributable to periodic large purchases by a small base of large customers.

Partially offsetting the decrease in on-demand product sales, real-time product sales increased approximately $0.9 million, or 11.8%, to $8.8 million in the six months ended December 31, 2007 from $7.9 million in the six months ended December 31, 2006.  This increase was due to delivery of several simulation and image generator systems to defense contract and automotive industry customers in North America and to numerous North American customers using excess available calendar year-end budgeted funds to purchase additional spare and add-on products for existing systems during the six months ended December 31, 2007.

Service Revenue.  Total service revenue for the six months ended December 31, 2007 was $14.1 million, an increase of approximately $3.2 million, or 29.4%, from $10.9 million for the three months ended December 31, 2006.  Service revenue associated with on-demand products increased $2.6 million, or 45.3%, as we continue to expand our base of on-demand market deployments and data collection and reporting software that requires maintenance and support services.  Also, during the six months ended December 31, 2007 we recognized additional maintenance and support revenue related to customers for whom we provided service and support during calendar year 2007, but that was not recognized until collectibility was reasonably assured during the six months ended December 31, 2007.    We expect that service revenue for on-demand products may be flat or down in future quarters as new, less expensive products replace older products currently under service contracts.

The increase in on-demand service revenues was accompanied by a $0.6 million, or 10.9%, increase in service revenue related to real-time products.  We believe service revenue associated with real-time products is beginning to stabilize.  For years we have experienced a steady decline in real-time service revenues, as our legacy machines have been removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue.  The remaining legacy machines are currently being removed from service at a slower rate, and additional maintenance on our newer real-time systems and software continue to grow with the related expanding base of products and software.  We expect real-time service revenues to remain somewhat level over the next twelve months, but that these revenues will ultimately decline further, partially offset by newer system service, as additional legacy machines continue to be removed from service.

Product Gross Margin.  Product gross margin was $9.4 million for the six months ended December 31, 2007, an increase of approximately $0.5 million, or 6.1%, from $8.8 million for the six months ended December 31, 2006.  Product gross margin as a percentage of product revenue increased to 47.4% in the six months ended December 31, 2007 from 42.0% in the six months ended December 31, 2006.  Product gross margins, as a percentage of product revenue, increased primarily due to a favorable real-time product mix and our ability to purchase product components at lower prices during the six months ended December 31, 2007, compared to the same period in the prior year.

Service Gross Margin.  The gross margin on service revenue increased approximately $3.1 million, or 56.1%, to $8.6 million, or 61.3% of service revenue in the six months ended December 31, 2007 from $5.5 million, or 50.8% of service revenue in the six months ended December 31, 2006.  The increase in service margins was primarily due to the fact that we recognized additional maintenance and support revenue related to customers for whom we provided service and support during calendar year 2007, but that was not recognized until collectibility was reasonably assured during the six months ended December 31, 2007, as well as from additional maintenance revenue generated from our expanding customer base.  Improved margins were further attributable to flat service cost of sales for the six months ended December 31, 2007, compared to the same period in the prior year, as we have focused on managing costs of the infrastructure that is necessary to fulfill service and support provided for our products.  We expect to maintain similar or slightly lower service margins as we continue to expand our support revenue base and manage costs related to our maintenance and support infrastructure.

 Sales and Marketing.  Sales and marketing expenses decreased approximately $0.9 million, or 11.0% to $7.5 million in the six months ended December 31, 2007 from $8.4 million in the six months ended December 31, 2006.  The decrease in sales and marketing expense resulted from a reduction of our worldwide sales and marketing workforce in the prior fiscal year, which resulted in a $0.8 million decrease in worldwide sales and marketing salaries, wages and benefits in the six months ended December 31, 2007, compared to the same period of the prior year. These cost reductions are part of our business plan and expense reduction initiatives to achieve profitability.

Research and Development.  Research and development expenses decreased approximately $0.5 million, or 6.0%, to $8.2 million in the six months ended December 31, 2007 from $8.8 million in the six months ended December 31, 2006.  Research and development expenses decreased primarily because we incurred $0.4 million less in depreciation expense related to development and test equipment in the six months ended December 31, 2007, compared to the same period in the prior year, as a result of a downward trend in capital expenditures for development and test equipment over the past few years.  We also reduced research and development related salaries, benefits and other employee related costs by $0.1 million during the six months ended December 31, 2007, compared to the same period in the prior year.  These decreasing costs resulted from the termination of a part of our development and engineering workforce during the prior year in an effort to reduce operating expenses.

General and Administrative.  General and administrative expenses decreased $0.3 million, or 6.3%, to $4.9 million in the six months ended December 31, 2007, from $5.2 million in the six months ended December 31, 2006. This decrease in general and administrative expenses resulted from a prior year $0.4 million severance charge for our chief operating officer, who was terminated in the six months ended December 31, 2006 and, pursuant to his employment agreement, received one year of severance equal to the value of his salary and benefits.  Partially offsetting this prior year severance charge, during the six months ended December 31, 2007 we incurred $0.1 million of severance charges for termination of part of our administrative workforce in Europe.  These expenses were incurred as part of our business plan to reduce operating costs going forward.

Gain on Arbitration Settlement, Net.  In August 2007, we reached an agreement with Vicor, Inc. (“Vicor”) a supplier of ours, to settle the claims in the pending arbitration between the two parties, in exchange for a full release.  In the arbitration, we alleged that in 2002 and 2003 we experienced high failure rates in our MediaHawk 2000 and 3000 series on-demand servers as a result of defective power converters manufactured by Vicor.  We asserted claims for breach of contract and fraud.  Our alleged damages consisted of material and labor costs associated with the replacement of the defective parts, internal engineering costs, loss of market share, and attorney fees, as well as exemplary damages.  We settled for approximately $2.4 million, from which approximately $0.5 million of attorney fees were deducted and we received the net proceeds in the six months ended December 31, 2007.  We do not anticipate any further proceeds from this settlement.

Recovery of Minority Investment, Net.  In fiscal year 2003, we recorded a $13.0 million net impairment charge due to an “other-than-temporary” decline in the market value of an equity investment in Thirdspace Living Limited (“Thirdspace”).  At the end of fiscal year 2003, Thirdspace was sold to Alcatel Telecom Ltd. and placed into liquidation.  The liquidation of Thirdspace assets resulted in a recovery for us of $3.1 million of our previously impaired investment, in aggregate, during fiscal year 2004.  Thirdspace’s only significant remaining asset subsequent to the aforementioned transactions was a right to 40% of amounts recovered by nCube Corporation, now part of C-COR, Incorporated (“C-COR”), if any, from the lawsuit brought by C-COR against SeaChange International, Inc., alleging patent infringement.  On January 9, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court’s decision in favor of C-COR.  On September 28, 2007, C-COR, Alcatel and Concurrent agreed upon the terms of distributing this Thirdspace asset and we received $1.4 million of net proceeds from the settlement of Thirdspace’s remaining asset.  Consistent with previous recoveries of the impaired Thirdspace investment, we recorded the $1.4 million as a “Recovery of minority investment” within the Statement of Operations during the six months ended December 31, 2007.  We do not anticipate further cash proceeds related to the liquidation of Thirdspace.  As part of the arrangement with C-COR and Alcatel, we also eliminated transferability concerns regarding our license to U.S. patent numbers 5,805,804 and 5,623,595.  The agreement provides that licenses to these patents may be transferred to an acquirer of Concurrent or Concurrent’s on-demand business, so long as the acquirer has not been formally identified as an Alcatel target.

Interest Income, Net.  During the six months ended December 31, 2007, interest income, net of interest expense, increased $0.5 million, compared to the same period in the prior year, due to an increase in cash.  This increase in cash resulted from proceeds generated by our private placement during the fourth quarter of the prior fiscal year and due to positive cash flow from operations during the twelve months ended December 31, 2007.

Provision for Income Taxes.  We recorded income tax expense for our domestic and foreign subsidiaries of $175,000 in the six months ended December 31, 2007.  We recorded income tax expense of $151,000 for our domestic and foreign subsidiaries in the six months ended December 31, 2006.  Income tax expense for the three months ended December 31, 2007 and 2006 was primarily attributable to income earned in foreign locations that cannot be offset by net operating loss carryforwards.

Net Income (Loss).  The net income for the six months ended December 31, 2007 was $1.0 million or $0.01 per basic and diluted share compared to a net loss for the six months ended December 31, 2006 of $(8.4) million or $(0.12) per basic and diluted share.

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

Uses and Sources of Cash

We generated $2.2 million of cash from operating activities during the six months ended December 31, 2007 compared to using $4.4 million of cash from operating activities during the six months ended December 31, 2006.  The operating cash inflow was primarily attributable to collection of receivables from prior period sales, and $1.9 million of net cash proceeds received from an arbitration settlement with a supplier that we alleged had previously provided defective parts used in certain of our products.  We do not anticipate further cash proceeds related to this settlement.  Prior period cash usage resulted primarily from operating losses.

During the six months ended December 31, 2007, we received $1.4 million of net cash proceeds from the monetization of remaining assets of Thirdspace, an entity that we purchased a minority interest in during fiscal 2002, and that was subsequently liquidated.   We do not anticipate further cash proceeds related to the liquidation of Thirdspace.

We invested $0.8 million in property, plant and equipment during the six months ended December 31, 2007 compared to $1.5 million during the six months ended December 31, 2006.  Capital additions during each of these periods related primarily to product development and testing equipment.  We expect capital additions to continue at a level comparable to the prior year, during the remainder of this fiscal year.

On December 19, 2007, we entered into a First Amendment (“Amendment”) to our Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with Silicon Valley Bank (the “Bank”), which amends certain terms of the existing Credit Agreement.  The Amendment extends the maturity date of the Credit Agreement from December 23, 2008 to July 1, 2009.  The Amendment also resets the Minimum Tangible Net Worth covenant requirement from $15.2 million as of September 30, 2007, under the previous terms, to $10.0 million as of December 31, 2007.  At all times after December 31, 2007, the minimum tangible net worth requirement shall increase by 50% of quarterly net income and 50% of issuances of equity, net of issuance costs, and the principal amount of any subordinated debt.  The Amendment also allows us to utilize all of our operating accounts with the Bank to meet our required monthly average balance of not less than $1.0 million in deposits.

All other terms of the existing Credit Agreement remain the same, whereby the Bank provides for a $10.0 million revolving credit line with a borrowing base dependent upon our outstanding accounts receivable (the “Revolver”) and is secured by substantially all of our assets.   In addition to the minimum tangible net worth requirement, the Credit Agreement contains additional financial covenants, including a required adjusted quick ratio (the ratio of cash and accounts receivable to current liabilities (less the current portion of deferred revenue)) of at least 1.25 to 1.00 and customary restrictive covenants concerning the Company’s operations.    As of December 31, 2007, we were in compliance with these covenants as our tangible net worth was $25.0 million and our adjusted quick ratio was 3.45 to 1.00.

The interest amount is based upon the amount advanced and the rate varies based upon our accounts receivable and the amount of cash in excess of debt.  The interest rate on the Revolver was 7.75% as of December 31, 2007. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility.  During the six months ended December 31, 2007 we repaid $0.4 million of the outstanding balance of this Revolver.  Based on the borrowing formula and our financial position as of December 31, 2007, approximately $8.9 million was available to us under the Revolver.  As of December 31, 2007, $0.7 million was drawn under the Revolver, resulting in $8.2 million of remaining available funds under the Revolver.

At December 31, 2007, we had working capital (current assets, less current liabilities) of $25.1 million and had no material commitments for capital expenditures compared to working capital of $22.2 million at June 30, 2007.  We believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months.  However, unless and until our revenue increases and stabilizes, it is possible that we could use cash from operating activities.  We believe that we could report a net loss for fiscal 2008 and may continue to use cash from operating activities.

Off-Balance Sheet Arrangements

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers that often require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products.  We evaluate estimated losses for such indemnifications under SFAS No. 5, “Accounting for Contingencies”, as interpreted by FASB Interpretation No. (“FIN”) 45,“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” We consider factors such as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any material liabilities related to such indemnifications in our financial statements.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007. There have been no material changes to our contractual obligations and commercial commitments during the six months ended December 31, 2007.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this release may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this release, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, our pricing trends, our expected cash position, our expectations of on-demand service revenue flattening or decreasing, our expectations of market share and growth, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash, the impact of litigation, and our trend of declining real-time service revenue.  These statements are based on beliefs and assumptions of Concurrent’s management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: availability of video-on-demand (“VOD”) content; delays or cancellations of customer orders; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage growth; delays in testing and introductions of new products;  rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of  competition on the pricing of VOD products; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new on-demand and real-time products; financing for working capital needs; the availability of Linux software in light of issues raised by SCO Group; the success of our relationships with Alcatel-Lucent; capital spending patterns by a limited customer base; the possible delisting of our shares of common stock from the Nasdaq Global Market; and privacy concerns over data collection.

Other important risk factors are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, and in Part II, Item 1A, "Risk Factors" of this document.

Our forward-looking statements are based on current expectations and speak only as of the date of such statements.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates.  We are exposed to the impact of interest rate changes on our short-term cash investments and bank loans.  Short-term cash investments are in money market funds consisting of commercial paper, corporate bonds and other investments, all with tier-one or better credit ratings, and all of which have weighted average maturities of three months or less, providing daily liquidity.  These short-term investments carry a degree of interest rate risk.  Bank loans include a variable rate Revolver.  We believe that the impact of a 10% increase or decrease in interest rates would not be material to our investment income and interest expense from bank loans.

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

From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business.  We are not presently involved in any material litigation.  Material developments concerning legal proceedings occurring in previous quarters of our fiscal year 2008 are detailed in our Form 10-Q for the quarter ended September 30, 2007, filed with the Securities and Exchange Commission on November 2, 2007.

Item 1A.	Risk Factors

Concurrent’s shares of common stock may be delisted from the Nasdaq Global Market.

On December 26, 2007, Concurrent received a letter from Nasdaq confirming that Concurrent’s minimum bid price had fallen below $1.00 for 30 consecutive business days and that its securities are, therefore, subject to delisting from the Nasdaq Global Market.  Concurrent is provided with one-hundred eighty (180) calendar days, or until June 23, 2008, to regain compliance with the minimum bid price requirement.  If compliance cannot be demonstrated by June 23, 2008, then Nasdaq will provide written notification to Concurrent that its securities will be delisted, subject to Concurrent’s right to make an appeal to Nasdaq to maintain its listing on the Nasdaq Global Market or to apply to list on the Nasdaq Capital Market.

A delisting would negatively impact the value of Concurrent’s stock, as Concurrent’s stock will likely be less liquid and may trade with larger variations between the bid and ask price.  Concurrent could also lose support from institutional investors, brokerage firms and market makers, if any, that currently buy and sell Concurrent’s stock and may find it difficult to obtain future financing for the continuation of its operations or to use its stock in acquisitions.  Further, delisting could result in the loss of confidence by Concurrent’s suppliers, customers and employees.

Item 4.	Submission of Matters to a Vote of Security Holders

Concurrent’s Annual Meeting of Stockholders was held on October 24, 2007.  The results of the voting were as follows:

-
The following persons were elected as directors to serve until the next annual meeting of stockholders: Alex B. Best (63,259,047 votes for, 3,953,948 votes withheld), Charles Blackmon (63,112,127 votes for, 4,100,868 votes withheld), Larry L. Enterline (63,395,512 votes for, 3,817,483 votes withheld), C. Shelton James (63,163,253 votes for, 4,049,742 votes withheld), Steve G. Nussrallah (62,773,737 votes for, 4,439,258 votes withheld), and T. Gary Trimm (63,321,763 votes for, 3,891,232 votes withheld).

-
The selection of Deloitte & Touche LLP as Concurrent’s independent registered public accountants for the fiscal year ending June 30, 2008 was ratified (65,490,496 votes for, 1,592,164 votes against, 130,333 votes abstained).

Item 6.	Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (No. 000-13150)).

3.3
Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (No. 000-13150)).

3.4	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002 (No. 000-13150)).

3.5	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002 (No. 000-13150)).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (No. 000-13150)).

4.2	Form of Rights Certificate (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2002 (No. 000-13150)).

4.3
Amended and Restated Rights Agreement dated as of August 7, 2002 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2002 (No. 000-13150)).

4.4	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference(No. 000-13150) ).

4.5	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference (No. 000-13150)).

10.1	First Amendment to Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2007(No. 000-13150)).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in the Notes to the condensed consolidated financial statements in this report.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 1, 2007	CONCURRENT COMPUTER CORPORATION

	By:	/s/ Emory O. Berry
Emory O. Berry
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (No. 000-13150)).

3.3
Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 (No. 000-13150)).

3.4	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002 (No. 000-13150)).

3.5	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002 (No. 000-13150)).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (No. 000-13150)).

4.2	Form of Rights Certificate (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2002).

4.3
Amended and Restated Rights Agreement dated as of August 7, 2002 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2002 (No. 000-13150)).

4.4	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference (No. 000-13150)).

4.5	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference (No. 000-13150)).

10.1	First Amendment to Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2007(No. 000-13150)).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in the Notes to the condensed consolidated financial statements in this report.

**	Filed herewith.