Form 10-Q
period 2008-03-31
CONCURRENT COMPUTER CORP/DE
filed 2008-05-02
CIK 749038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________

FORM 10-Q

(Mark One) ☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

Yes ☐      No ☒

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of April 28, 2008 was 83,056,000.

Concurrent Computer Corporation
Form 10-Q
For the Three and Nine Months Ended March 31, 2008

EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

Part I	Financial Information

Item 1.	Condensed Consolidated Financial Statements

Concurrent Computer Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands)

	March 31,	June 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,629	$20,416
Accounts receivable, less allowance for doubtful accounts of $94 at March 31, 2008 and $96 at June 30, 2007	20,857	20,987
Inventories, net	3,652	3,457
Prepaid expenses and other current assets	1,272	934
Total current assets	50,410	45,794

Property, plant and equipment, net	3,706	4,303
Intangible - purchased technology, net	4,310	4,996
Intangible - customer relationships and trademark, net	2,573	2,703
Goodwill	15,560	15,560
Other long-term assets, net	767	777
Total assets	$77,326	$74,133

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,474	$15,566
Deferred revenue	10,168	7,996
Total current liabilities	23,642	23,562

Long-term liabilities:
Deferred revenue	1,040	1,053
Revolving bank line of credit	949	1,077
Pension liability	1,472	1,190
Other	1,197	656
Total liabilities	28,300	27,538

Commitments and contingencies (Note 14)

Stockholders' equity:
Shares of common stock, par value $.01; 100,000,000 authorized; 83,055,884 and 82,940,528 issued and outstanding at March 31, 2008 and June 30, 2007, respectively	831	829
Capital in excess of par value	203,602	202,819
Accumulated deficit	(156,771)	(157,971)
Treasury stock, at cost; 0 shares and 1,845 at March 31, 2008 and June 30, 2007, respectively	-	(3)
Accumulated other comprehensive income	1,364	921
Total stockholders' equity	49,026	46,595
Total liabilities and stockholders' equity	$77,326	$74,133

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues:
Product	$13,279	$10,492	$33,011	$31,509
Service	6,095	5,656	20,196	16,554
Total revenues	19,374	16,148	53,207	48,063

Cost of sales:
Product	6,022	5,788	16,384	17,974
Service	2,753	2,487	8,210	7,847
Total cost of sales	8,775	8,275	24,594	25,821
Gross margin	10,599	7,873	28,613	22,242

Operating expenses:
Sales and marketing	3,923	3,539	11,437	11,985
Research and development	4,214	4,587	12,445	13,346
General and administrative	2,406	2,506	7,319	7,751
Total operating expenses	10,543	10,632	31,201	33,082
Operating income (loss)	56	(2,759)	(2,588)	(10,840)

Gain on arbitration settlement, net	-	-	1,900	-
Recovery of minority investment, net	-	-	1,415	-
Interest income	203	81	677	274
Interest expense	(29)	(54)	(102)	(305)
Other income (expense)	91	(34)	169	(127)
Income (loss) before income taxes	321	(2,766)	1,471	(10,998)
Provision for income taxes	20	310	195	461
Net income (loss)	$301	$(3,076)	$1,276	$(11,459)
Net income (loss) per share
Basic	$0.00	$(0.04)	$0.02	$(0.16)
Diluted	$0.00	$(0.04)	$0.02	$(0.16)
Weighted average shares outstanding - basic	83,056	71,646	83,002	71,593
Weighted average shares outstanding - diluted	83,176	71,646	83,162	71,593

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	March 31,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$1,276	$(11,459)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,056	4,103
Share-based compensation	798	675
Recovery of minority investment, net	(1,415)	-
Other non-cash expenses	(153)	(6)
Changes in operating assets and liabilities:
Accounts receivable	130	849
Inventories	(228)	1,422
Prepaid expenses and other current assets	(338)	(329)
Other long-term assets	10	212
Accounts payable and accrued expenses	(2,092)	1,292
Deferred revenue	2,159	(260)
Other long-term liabilities	668	243
Total adjustments to net income (loss)	2,595	8,201
Net cash provided by (used in) operating activities	3,871	(3,258)

INVESTING ACTIVITIES
Capital expenditures	(1,496)	(2,111)
Recovery of minority investment, net	1,415	-
Net cash used in investing activities	(81)	(2,111)

FINANCING ACTIVITIES
Proceeds from revolving bank line of credit	263	1,077
Repayment of revolving bank line of credit	(391)	-
Repayment of note payable to bank	-	(1,583)
Proceeds from short-term note payable	-	690
Repayment of short term note payable	-	(619)
Sale (purchase) of treasury stock, net	(10)	13
Proceeds from sale and issuance of common stock	-	8
Net cash used in financing activities	(138)	(414)
Effect of exchange rates on cash and cash equivalents	561	110
Increase (decrease) in cash and cash equivalents	4,213	(5,673)
Cash and cash equivalents at beginning of period	20,416	14,423
Cash and cash equivalents at end of period	$24,629	$8,750
Cash paid during the period for:
Interest	$54	$136
Income taxes (net of refunds)	$174	$114

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

Income Taxes

In June, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions.  FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  Additionally, FIN 48 provides guidance on the derecognition, measurement, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Concurrent adopted FIN 48 as of July 1, 2007, as required.  As of July 1, 2007, Concurrent did not recognize an increase or decrease in the liability for unrecognized tax benefits, but did recognize an additional $76,000 of accrued interest and penalties related to previously recorded liabilities for unrecognized tax benefits.  The interest and penalties recognized upon adoption of FIN 48 were accounted for as a reduction to Concurrent’s Accumulated Deficit as of July 1, 2007.  At July 1, 2007, the total liability for uncertain tax benefits recorded in our balance sheet in Other Long-term Liabilities, including interest and penalties, was approximately $356,000.  Of this amount, approximately $76,000, if recognized, would be included in Concurrent’s statement of operations and have an impact on Concurrent’s effective tax rate.  Upon adoption of FIN 48, Concurrent has elected to recognize interest and penalties accrued for unrecognized tax benefits in income tax expense.  As of the date of adoption of FIN 48, Concurrent had accrued approximately $213,000 for the payment of interest and penalties.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

Concurrent and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, Concurrent is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 1992.  Concurrent does not believe that the amount of uncertain tax positions will change by a significant amount within the next 12 months.  In the event of subsequent recognition, the entire amount recognized would impact the effective tax rate.  Concurrent does not expect this change to have a significant impact on the results of operations or financial position of the Company.  For the three and nine months ended March 31, 2008 there were no material changes in accrued interest or penalties associated with unrecognized tax benefits from the date of adoption.

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

On February 12, 2008, the FASB posted FASB Staff Position (“FSP”) FAS 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157,” which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Therefore, beginning on July 1, 2008, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On July 1, 2009, the beginning of our fiscal year 2010, the standard will also apply to non-recurring non-financial assets and non-financial liabilities.  Concurrent’s non-recurring non-financial assets and non-financial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.  Concurrent is evaluating the impact of SFAS 157 and FSP 157-2 on its financial statements, but does not believe that such impact will be material.

On April 25, 2008, the Financial FASB posted FASB Staff Position FAS 142-3 (“FSP 142-3”), “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), “Business Combinations,” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  Concurrent is evaluating the impact of FSP 142-3 on its financial statements, but does not believe that such impact will be material.

2.	Revenue Recognition and Related Matters

Concurrent recognizes revenue when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

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

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

3.	Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” by dividing net income (loss) by the weighted average number of common shares outstanding during each period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method and for contingently issuable shares, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.  Common share equivalents of 10,105,000 and 7,506,000 for the three months ended March 31, 2008 and 2007, respectively, were excluded from the calculation as their effect was antidilutive.  Common share equivalents of 10,013,000 and 7,793,000 for the nine months ended March 31, 2008 and 2007, respectively, were excluded from the calculation as their effect was antidilutive.  The following table presents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Basic and diluted earnings per share (EPS) calculation:
Net income (loss)	$301	$(3,076)	$1,276	$(11,459)

Basic weighted average number of shares outstanding Effect of dilutive securities:	83,056	71,646	83,002	71,593
Restricted stock	120	-	160	-
Employee stock options	-	-		-
Warrants	-	-	-	-
Diluted weighted average number of shares outstanding	83,176	71,646	83,162	71,593
Basic EPS	$0.00	$(0.04)	$0.02	$(0.16)
Diluted EPS	$0.00	$(0.04)	$0.02	$(0.16)

4.	Share-Based Compensation

At March 31, 2008, Concurrent had share-based employee compensation plans which are described in Note 12 of the consolidated financial statements included in Concurrent’s Annual Report on Form 10-K for the year ended June 30, 2007.  Option awards are granted with an exercise price equal to the market price of Concurrent’s stock at the date of grant.  Concurrent recognizes stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  All of Concurrent’s stock compensation is accounted for as equity instruments.

Concurrent uses the Black-Scholes valuation model to estimate the fair value of each option award on the date of grant.  During the nine months ended March 31, 2008, Concurrent granted 50,000 stock options to the Board of Directors with immediate vesting and 1,574,000 stock options to employees with four year vesting.  The weighted-average grant-date fair value of the options granted under the stock option plans during the nine months ended March 31, 2008 period was $0.95.  The weighted-average assumptions used were: expected dividend yield of 0.0%; risk-free interest rate of 4.2%; expected life of 6 years; and an expected volatility of 75.8%.

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

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

Based on historical experience of option pre-vesting cancellations, Concurrent has assumed an annualized forfeiture rate of 8.25% for unvested options for the nine months ended March 31, 2008.  Under the provisions of SFAS 123R, Concurrent will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

The Compensation Committee approved and Concurrent issued 40,000 shares of restricted stock to the Board of Directors during the nine months ended March 31, 2008.  Restrictions on these shares lapse at various times in the next one to three years.

Concurrent recorded share-based compensation related to issuance of stock options and restricted stock to employees and directors, as follows (amounts in thousands of dollars):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Share-based compensation expense included in the Statement of Operations:
Cost of sales	$14	$5	$24	$21
Sales and marketing	61	32	153	96
Research and development	43	69	99	212
General and administrative	181	87	522	346
Total	299	193	798	675
Tax benefit	-	-	-	-
Share-based compensation expense, net of taxes	$299	$193	$798	$675
Effect on basic net income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Effect on basic net income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

5.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method.  Concurrent establishes excess and obsolete inventory reserves based upon historical and anticipated usage.  The components of inventories are as follows (in thousands):

	March 31,	June 30,
	2008	2007
Raw materials, net	$2,441	$2,054
Work-in-process	468	935
Finished goods	743	468
	$3,652	$3,457

At March 31, 2008 and June 30, 2007, some portion of Concurrent’s inventory was in excess of the current requirements based upon the planned level of sales for future years.  Accordingly, Concurrent has reduced its gross raw materials by $1,171,000 at March 31, 2008 and $1,976,000 at June 30, 2007, to its estimated net realizable value.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

6.	Goodwill and Other Intangible Assets

Goodwill was $15,560,000 as of both March 31, 2008 and June 30, 2007.  Concurrent operates in two segments, products and services, as disclosed within its Condensed Consolidated Statements of Operations.  Since Concurrent does not measure assets on a segment basis, it allocates operating expenses on a pro-rata basis between products and services to test impairment of goodwill and allocates goodwill between the two reporting units in the same manner.  In accordance with SFAS 142, Concurrent tests goodwill and trademark for impairment, at least annually.  Concurrent’s annual goodwill and trademark impairment testing date is July 1.  There has not been any impairment charge as a result of the most recent assessment as of July 1, 2007.

Other intangible assets consist of the following (in thousands):

	March 31,	June 30,
	2008	2007
Cost of amortizable intangibles:
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Total cost of intangibles	9,600	9,600
Less accumulated amortization:
Purchased technology	(3,390)	(2,704)
Customer relationships	(427)	(297)
Total accumulated amortization	(3,817)	(3,001)
Trademark	1,100	1,100
Total intangible assets, net	$6,883	$7,699

Amortization expense was $816,000 for each of the nine months ended March 31, 2008 and 2007, respectively.  The weighted average remaining useful life of definite-lived intangible assets is 5.5 years as of March 31, 2008.

7.	Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands):

	March 31,	June 30,
	2008	2007
Accounts payable, trade	$7,018	$7,955
Accrued payroll, vacation, severance and other employee expenses	4,431	4,679
Warranty accrual	307	343
Other accrued expenses	1,718	2,589
	$13,474	$15,566

Concurrent’s estimate of warranty obligations is based on historical experience and expectation of future conditions.  The changes in the warranty accrual during the three months ended March 31, 2008 were as follows (in thousands):

Balance at June 30, 2007	$343
Charged to costs and expenses, net	173
Deductions	(209)
Balance at March 31, 2008	$307

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

8.	Comprehensive Income (Loss)

Concurrent’s total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net income (loss)	$301	$(3,076)	$1,276	$(11,459)

Other comprehensive income (loss):
Foreign currency translation gain	290	95	503	182
Amortization of pension gain and transition amount	(21)	-	(60)	-

Total comprehensive income (loss)	$570	$(2,981)	$1,719	$(11,277)

9.	Recovery of Minority Interest Investment

In March 2002, Concurrent purchased a 14.4% equity ownership interest in Thirdspace Living Limited (“Thirdspace”) for $7,000,000 and loaned Thirdspace $6,000,000 in exchange for two $3,000,000 long-term notes receivable.  In fiscal year 2003, Concurrent recorded a $13,000,000 net impairment charge due to an “other-than-temporary” decline in the market value of the investment in Thirdspace.  In May 2003, Thirdspace sold the majority of its assets to Alcatel Telecom Ltd.  As a result of the sale of these certain assets, in fiscal year 2004, Concurrent received $3,100,000 in proceeds that were recorded in the line item “Recovery of minority investment,” within Concurrent’s Consolidated Statements of Operations.

Thirdspace’s only significant remaining asset subsequent to the aforementioned transactions was a right to 40% of amounts recovered by nCube Corporation (“nCube”), now part of Arris Group, Inc., if any, from the lawsuit brought by nCube against SeaChange International, Inc., alleging patent infringement.  On January 9, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court’s decision in favor of nCube.  Until our fiscal year 2008, the likelihood of collecting this asset, and the amount and timing of such collection was uncertain and, as a result, Concurrent had not recorded the gain contingency.

On September 28, 2007, nCube, Alcatel and Concurrent agreed upon the terms of distributing this asset.  Net proceeds from the settlement, including $85,000 of liquidation fees, were $1,415,000.  Consistent with previous recoveries of the impaired Thirdspace investment, Concurrent recorded the $1,415,000 as a “Recovery of minority investment, net” within its condensed consolidated Statements of Operations during the nine months ended March 31, 2008.  Concurrent does not anticipate further cash proceeds related to the liquidation of Thirdspace’s remaining assets.  As part of the arrangement with nCube and Alcatel, Concurrent also eliminated transferability concerns regarding its license to U.S. patent numbers 5,805,804 and 5,623,595.  The agreement provides that licenses to these patents may be transferred to an acquirer of Concurrent or Concurrent’s on-demand business, so long as the acquirer has not been formally identified as an Alcatel target.

10.	Arbitration Settlement

In August 2007, Concurrent reached an agreement with Vicor, Inc. (“Vicor”), a supplier of Concurrent’s, to settle the claims in the pending arbitration between the two parties, in exchange for a full release.  In the arbitration, Concurrent alleged that in 2002 and 2003 Concurrent experienced high failure rates in its MediaHawk 2000 and 3000 series on-demand servers as a result of defective power converters manufactured by Vicor.  Concurrent asserted claims for breach of contract and fraud.  Concurrent’s alleged damages consisted of material and labor costs associated with the replacement of the defective parts, internal engineering costs, loss of market share, and attorney fees, as well as exemplary damages.  Concurrent settled for approximately $2,350,000, from which approximately $450,000 of attorney fees was deducted and Concurrent received $1,900,000 in net proceeds in the nine months ended March 31, 2008.  Concurrent recorded the $1,900,000 net proceeds as a “Gain on arbitration settlement, net” within the condensed consolidated Statements of Operations during the nine months ended March 31, 2008.

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

Concurrent attributes revenues to individual countries and geographic areas based upon location of its selling operating subsidiaries.  A summary of Concurrent’s financial data by geographic area follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
United States	$14,894	$11,375	$41,845	$34,258

Japan	1,435	2,703	4,287	6,064
Other Asia Pacific countries	565	544	1,814	1,469
Asia Pacific	2,000	3,247	6,101	7,533

Europe	2,480	1,526	5,261	6,272
Total revenue	$19,374	$16,148	$53,207	$48,063

In addition, the following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for any one of the indicated periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Customer A	19%	21%	11%	12%
Customer B	16%	<10%	<10%	<10%
Customer C	14%	12%	12%	<10%
Customer D	<10%	<10%	<10%	12%

Concurrent assesses credit risk through ongoing credit evaluations of customers’ financial condition and collateral is generally not required.  At March 31, 2008, one customer accounted for $4,728,000 or 23% of trade receivables, a second customer accounted for $3,773,000 or 18% of trade receivables, and a third customer accounted for $3,348,000 or 16% of trade receivables.  At June 30, 2007, one customer accounted for $9,190,000 or 44% of trade receivables.  No other customers accounted for 10% or more of trade receivables as of March 31, 2008 or June 30, 2007.

Concurrent sometimes purchases product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms. For the three months ended March 31, 2008, purchases from each of three suppliers were equal to, or in excess of 10% of Concurrent’s total purchases.  These three suppliers accounted for 23%, 22% and 15% of Concurrent’s purchases during the three months ended March 31, 2008.  Also, for the three months ended March 31, 2007, purchases from each of three suppliers were equal to, or in excess of 10% of Concurrent’s total purchases.  These three suppliers accounted for 25%, 22% and 10% of Concurrent’s purchases during the three months ended March 31, 2007.  For the nine months ended March 31, 2008, purchases from three suppliers were in excess of 10% of Concurrent’s total purchases.  These three suppliers accounted for 20%, 18% and 12% of Concurrent’s purchases during the nine months ended March 31, 2008.  Also, for the nine months ended March 31, 2007, purchases from two suppliers were in excess of 10% of Concurrent’s total purchases.  These two suppliers accounted for 24% and 19% of Concurrent’s purchases during the nine months ended March 31, 2007.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

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

The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the Credit Agreement on July 1, 2009.  The Credit Agreement provides for a $10,000,000 revolving credit line (the “Revolver”) with a borrowing base dependent upon Concurrent’s outstanding North American accounts receivable.  Concurrent had $949,000 and $1,077,000 outstanding under the Revolver as of March 31, 2008 and June 30, 2007, respectively.  During the nine months ended March 31, 2008, Concurrent had net repayments of $128,000, consisting of $263,000 in borrowings and $391,000 in repayments.  Based on the borrowing formula and Concurrent’s financial position as of March 31, 2008, $9,940,000 was available to Concurrent under the Revolver, resulting in approximately $8,991,000 of remaining available funds under the Revolver.

Interest on any outstanding amounts under the Revolver is payable monthly at the prime rate (5.25% at March 31, 2008) plus 0.50% per annum.

The Credit Agreement contains certain financial covenants, including a required adjusted quick ratio (the ratio of cash and accounts receivable to current liabilities and outstanding bank debt (less the current portion of deferred revenue)) of at least 1.25 to 1.00 and a minimum tangible net worth of at least $10,151,000 as of March 31, 2008.  The Credit Agreement also contains customary restrictive covenants concerning Concurrent's operations.  As of March 31, 2008, Concurrent’s adjusted quick ratio was 3.15 to 1.00 and its tangible net worth (defined as total assets (less goodwill and other intangibles) minus total liabilities) was approximately $26,143,000.  Concurrent was in compliance with all applicable covenants as of March 31, 2008.

13.	Retirement Plans

The following table provides a detail of the components of net periodic benefit cost for the three and nine months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Service cost	$6	$8	$18	$25
Interest cost	55	59	158	176
Expected return on plan assets	(35)	(23)	(101)	(69)
Amortization of net (gain) loss	(30)	-	(87)	-
Amortization of transition amount	9	8	27	25
Net periodic benefit cost	$5	$52	$15	$157

Concurrent contributed $16,000 and $47,000 to its German subsidiary’s defined benefit plan during the three and nine months ended March 31, 2008, respectively, and expects to make similar contributions during the remaining quarter of fiscal 2008.  Concurrent contributed $16,000 and $52,000 to its German subsidiary’s defined benefit plan during the three and nine months ended March 31, 2007, respectively.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

Concurrent maintains a retirement savings plan, available to U.S. employees, which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code.  During the three months ended March 31, 2008 and 2007, Concurrent contributed $131,000 and $159,000 to this plan, respectively.  During the nine months ended March 31, 2008 and 2007, Concurrent contributed $373,000 and $313,000 to this plan, respectively.

Concurrent also maintains a defined contribution plan (“Stakeholder Plan”) for its U.K. based employees.  Concurrent has agreements with certain of its U.K. based employees to make supplementary contributions to the Stakeholder Plan over the next three years, contingent upon their continued employment with Concurrent.  During the three months ended March 31, 2008 and 2007, Concurrent contributed $115,000 and $149,000 to the Stakeholder Plan, respectively.  During the nine months ended March 31, 2008 and 2007, Concurrent contributed $354,000 and $487,000 to this plan, respectively.

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

Asserting Party	Jurisdiction	Patents at Issue

Acacia Media Technologies, Corp.	U.S. District Court Northern District of California	U.S. Patent Nos. 5,132,992, 5,253,275, 5,550,863, 6,002,720, and 6,144,702

U.S.A Video Inc.	U.S. District Court Eastern District of Texas	U.S. Patent No. 5,130,792

Vtran Media Technologies, LLC	U.S. District Court Eastern District of Texas	U.S. Patent Nos. 4,890,320 and 4,995,078

Some of these customers have requested indemnification under their agreements with Concurrent.  Concurrent continues to review its potential obligations under its indemnification agreements with these customers and the indemnity obligations to these customers from other vendors that also provided systems and services to these customers.  From time to time, Concurrent also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Concurrent’s products and services or resulting from the acts or omissions of Concurrent, its employees, authorized agents or subcontractors.  To date, Concurrent has not encountered material costs as a result of such obligations and has not accrued any material liabilities related to such indemnifications in the financial statements under FIN No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  The maximum potential amount of future payments that Concurrent could be required to make is unlimited.

Pursuant to the terms of the employment agreements with the executive officers of Concurrent, employment may be terminated by either Concurrent or the respective executive officer at any time.  In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by Concurrent without cause or in certain circumstances constructively by Concurrent, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  At March 31, 2008, the maximum contingent liability under these agreements is $1,550,000.  Concurrent’s employment agreements with certain of its officers contain certain offset provisions, as defined in their respective agreements.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

15.	Subsequent Event

On April 8, 2008, the Board of Directors of Concurrent accepted the resignation of T. Gary Trimm, the Chief Executive Officer (“CEO”) of Concurrent effective April 23, 2008.  Mr. Trimm also resigned his position as a director of Concurrent effective April 23, 2008.

On April 8, 2008, the Board appointed Dan Mondor, age 52, as the CEO of Concurrent effective immediately upon the resignation of Mr. Trimm.  Mr. Mondor will also serve as a director of Concurrent.  Mr. Mondor was most recently with Mitel Networks, Inc. (“Mitel”), where he served as president from 2007 to 2008.  Prior to joining Mitel, Mr. Mondor was with Nortel Networks Corp. (“Nortel”) from 1990 to 2007 where he served in various capacities, concluding his service as vice president of solutions.

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

Overview

The on-demand market has a limited number of customers, a number of well-financed competitors, and requires significant research and development expenditures.  As a result, competition is significant within the on-demand business.  During the third quarter of our fiscal 2008, Comcast notified us that our MediaHawk video platform was not approved for future deployments and that our existing deployed on-demand systems would be removed from service within their cable markets during calendar year 2008.  This customer accounted for a nominal portion of our on-demand system product sales over the past few years.  This customer’s decision may have an adverse impact on future maintenance and support service revenue, but we expect that this decision will not impact sales of our Everstream products to this customer.  Additionally, during the third quarter of our fiscal 2008, Cox Communications entered into a multi-year product purchase and licensing agreement with us, with the intention of deploying our on-demand systems to all of its markets.

We believe we are better positioned with new products than in previous periods.  Further, our Everstream subsidiary is continuing to gain subscribers and introduce new and innovative software products that address the traditional on-demand market as well as new markets such as satellite, audience measurement, advanced advertising, and IPTV.  We cannot assure the timing or success of any of these initiatives.

We have commenced a process to better achieve value out of our targeted advertising patent portfolio.  We are in the midst of this process and believe that it may have a positive impact on our business and/or balance sheet.  However, we cannot assure the success of this initiative.

Our real-time software initiatives have not come to fruition as quickly as expected.  Sales of our software-only real-time operating system to financial customers have been less successful and slower to finalize than anticipated.  Further, our relationship with Novell has not generated the revenue that we expected and is being terminated.  We are taking steps to independently achieve success in this market, while continuing to work with Novell, but we cannot assure the success of any of these initiatives.

We will continue to review and realign our cost structure as needed, balanced with investing in the business to increase revenues.   If we are not able to successfully execute our business plans to achieve profitability or execute other strategic alternatives, we may experience deterioration of our liquidity position.   In addition, unless and until our revenue increases and stabilizes, we could use cash from operating activities on an annual basis.

Other trends in our business are detailed in our Annual Report on Form 10-K for the year ended June 30, 2007 filed with the Securities and Exchange Commission (“SEC”) on August 31, 2007.

Recent Events

On April 8, 2008, our Board of Directors accepted the resignation of T. Gary Trimm, our Chief Executive Officer (“CEO”), effective April 23, 2008.  Mr. Trimm also resigned his position as a director of the Concurrent effective April 23, 2008.

On April 8, 2008, our Board appointed Dan Mondor, age 52, as the CEO of Concurrent effective immediately upon the resignation of Mr. Trimm.  Mr. Mondor will also serve as a director of Concurrent.  Mr. Mondor was most recently with Mitel Networks, Inc. (“Mitel”), where he served as president from 2007 to 2008.  Prior to joining Mitel, Mr. Mondor was with Nortel Networks Corp. (“Nortel”) from 1990 to 2007 where he served in various capacities, concluding his service as vice president of solutions.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues:	(Unaudited)		(Unaudited)
Product	68.5%	65.0%	62.0%	65.6%
Service	31.5	35.0	38.0	34.4
Total revenues	100.0	100.0	100.0	100.0

Cost of sales (% of respective sales category):
Product	45.3	55.2	49.6	57.0
Service	45.2	44.0	40.7	47.4
Total cost of sales	45.3	51.2	46.2	53.7

Gross margin	54.7	48.8	53.8	46.3

Operating expenses:
Sales and marketing	20.2	21.9	21.5	24.9
Research and development	21.8	28.4	23.4	27.8
General and administrative	12.4	15.5	13.8	16.1
Total operating expenses	54.4	65.8	58.7	68.8

Operating income (loss)	0.3	(17.0)	(4.9)	(22.5)

Gain on arbitration settlement, net	-	-	3.6	-
Recovery of minority investment, net	-	-	2.7	-
Interest income (expense) - net	0.9	0.2	1.1	(0.1)
Other income (expense) - net	0.5	(0.2)	0.3	(0.3)

Income (loss) before income taxes	1.7	(17.0)	2.8	(22.9)

Provision (benefit) for income taxes	0.1	1.9	0.4	1.0

Net income (loss)	1.6%	(18.9)%	2.4%	(23.9)%

Results of Operations

The three months ended March 31, 2008 compared to the three months ended March 31, 2007

	Three Months Ended
	March 31,
(Dollars in Thousands)	2008	2007	$ Change	% Change
Product revenues	$13,279	$10,492	$2,787	26.6%
Service revenues	6,095	5,656	439	7.8%
Total revenues	19,374	16,148	3,226	20.0%

Product cost of sales	6,022	5,788	234	4.0%
Service cost of sales	2,753	2,487	266	10.7%
Total cost of sales	8,775	8,275	500	6.0%

Product gross margin	7,257	4,704	2,553	54.3%
Service gross margin	3,342	3,169	173	5.5%
Total gross margin	10,599	7,873	2,726	34.6%

Operating expenses:
Sales and marketing	3,923	3,539	384	10.9%
Research and development	4,214	4,587	(373)	(8.1%)
General and administrative	2,406	2,506	(100)	(4.0%)
Total operating expenses	10,543	10,632	(89)	(0.8%)

Operating income (loss)	56	(2,759)	2,815	NM	(1)

Interest income - net	174	27	147	544.4%
Other income (expense) - net	91	(34)	125	NM	(1)

Income (loss) before income taxes	321	(2,766)	3,087	NM	(1)

Provision for income taxes	20	310	(290)	(93.5%)	(1)

Net income (loss)	$301	$(3,076)	$3,377	NM	(1)
(1) NM denotes percentage is not meaningful

Product Sales.  Total product sales for the three months ended March 31, 2008 were $13.3 million, an increase of approximately $2.8 million, or 26.6%, from $10.5 million for the three months ended March 31, 2007.  The increase in product sales resulted from the $1.5 million, or 20.5%, increase in on-demand product sales to $8.6 million in the three months ended March 31, 2008, from $7.1 million in the three months ended March 31, 2007.  The increase in on-demand product revenue resulted from a $3.3 million increase in North American on-demand product revenue in the three months ended March 31, 2008, compared to the same period of the prior year.  The increase in North American on-demand revenue was primarily due to several existing cable company customers upgrading their systems to our latest generation technology and/or expanding their systems to handle greater simultaneous usage of on-demand services.  Partially offsetting this increase, on-demand product sales in the Asia/Pacific region decreased approximately $1.8 million during the three months ended March 31, 2008, compared to the same period of the prior year, due to prior year revenues from a Japanese cable distributor for a custom web client project that did not recur in the current year.  Fluctuation in on-demand revenue is often due to the fact that a significant percentage of revenue is attributable to periodic large purchases by a small base of large customers.

Additionally, real-time product sales increased approximately $1.3 million, or 39.3%, to $4.7 million in the three months ended March 31, 2008 from $3.4 million in the three months ended March 31, 2007.  This increase was due to a $1.4 million increase in real-time sales in Europe and Asia.  The increase in international real-time sales resulted from an increase in government and defense contractor customer orders for iHawk and Imagen systems in both Europe and Asia during the three months ended March 31, 2008, compared to the same period in the prior year.  This increase was primarily due to timing of orders in Europe and Asia during the three months ended March 31, 2008 and we may not generate the same level of international real-time revenue levels in subsequent quarters.

Service Revenue.  Total service revenue for the three months ended March 31, 2008 was $6.1 million, an increase of approximately $0.4 million, or 7.8%, from $5.7 million for the three months ended March 31, 2007.  Service revenue associated with on-demand products increased $0.3 million, or 8.2%, as we continue to expand our base of on-demand market deployments and data collection and reporting software that requires maintenance and support services.  We expect that service revenue for on-demand products may continue to grow at a diminishing rate in future quarters as new, less expensive products replace older products currently under service contracts.

The increase in on-demand service revenues was accompanied by approximately a $0.1 million, or 7.1%, increase in service revenue related to real-time products.  We believe service revenue associated with real-time products is beginning to stabilize.  For years we have experienced a steady decline in real-time service revenues, as our legacy systems have been removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue.  The remaining legacy systems are currently being removed from service at a slower rate, and additional maintenance on our newer real-time systems and software continue to grow with the related expanding base of products and software.  We expect real-time service revenues to remain somewhat level over the next twelve months, but to ultimately decline further, partially offset by newer system service, as additional legacy systems continue to be removed from service.

Product Gross Margin.  Product gross margin was $7.3 million for the three months ended March 31, 2008, an increase of approximately $2.6 million, or 54.3%, from $4.7 million for the three months ended March 31, 2007.  Product gross margin as a percentage of product revenue increased to 54.7% in the three months ended March 31, 2008 from 44.8% in the three months ended March 31, 2007.  Product gross margins, as a percentage of product revenue, increased primarily due to a favorable real-time product mix, as well as technological advances in our systems allowing us to utilize less hardware per system, coupled with a lower fixed component of labor and overhead and our ability to purchase product components at lower prices during the three months ended March 31, 2008, compared to the same period in the prior year.

Service Gross Margin.  The gross margin on service revenue increased approximately $0.2 million, or 5.5%, to $3.3 million, or 54.8% of service revenue in the three months ended March 31, 2008 from $3.2 million, or 56.0% of service revenue in the three months ended March 31, 2007.  The increase in service margins was primarily due to additional maintenance revenue generated from our expanding customer base.  We expect to maintain similar or slightly higher service margins as we continue to expand our support revenue base and manage costs related to our maintenance and support infrastructure.

Sales and Marketing.  Sales and marketing expenses increased approximately $0.4 million, or 10.9% to $3.9 million in the three months ended March 31, 2008 from $3.5 million in the three months ended March 31, 2007.  Sales and marketing expenses increased primarily due to a $0.3 million increase in commission and other incentive compensation generated by an increase in sales in the three months ended March 31, 2008, compared to the same period in the prior year.

Research and Development.  Research and development expenses decreased approximately $0.4 million, or 8.1%, to approximately $4.2 million in the three months ended March 31, 2008 from $4.6 million in the three months ended March 31, 2007.  Decreasing research and development expenses were primarily due to the fact that we incurred $0.2 million less in depreciation expense related to development and test equipment in the three months ended March 31, 2008, compared to the same period in the prior year, as a result of a downward trend in capital expenditures for development and test equipment over the past few years.  The decrease in research and development expenses was further attributable to a $0.1 million reduction in lease costs during the three months ended March 31, 2008, compared to the same period in the prior year, due to relocating our UK development team to a smaller and less expensive office during the current fiscal year.

General and Administrative.  General and administrative expenses remained relatively flat, decreasing $0.1 million, or 4.0%, to $2.4 million in the three months ended March 31, 2008, from $2.5 million in the three months ended March 31, 2007. This decrease in general and administrative expenses resulted from a $0.1 million reduction in international salaries, wages and benefits in the three months ended March 31, 2008, compared to the prior year, as part of our business plan to reduce operating costs going forward.  Additionally, insurance expense decreased by $0.1 million in the three months ended March 31, 2008, compared to the same period of the prior year, due to our ability to obtain more favorable insurance pricing in the current year.  Partially offsetting these general and administrative cost reductions, during the three months ended March 31, 2008 we incurred approximately $0.2 million of severance charges for termination of part of our administrative workforce in Australia and North America as part of our business plan to reduce operating costs going forward.

Interest Income, Net.  During the three months ended March 31, 2008, interest income, net of interest expense, increased $0.1 million, compared to the same period in the prior year, due to an increase in cash.  This increase in cash resulted from proceeds generated by our private placement during the fourth quarter of the prior fiscal year and due to positive cash flow from operations during the twelve months ended March 31, 2008.

Provision for Income Taxes.  We recorded income tax expense for our domestic and foreign subsidiaries of less than $0.1 million in the three months ended March 31, 2008.  We recorded an income tax expense of $0.3 million for our domestic and foreign subsidiaries in the three months ended March 31, 2007.  Income tax expense for each of the three months ended March 31, 2008 and 2007 was primarily attributable to income earned in foreign locations that cannot be offset by net operating loss carryforwards.

Net Income (Loss).  The net income for the three months ended March 31, 2008 was $0.3 million or $0.00 per basic and diluted share compared to a net loss for the three months ended March 31, 2007 of $3.1 million or $0.04 per basic and diluted share.

The nine months ended March 31, 2008 compared to the nine months ended March 31, 2007

	Nine Months Ended
	March 31,
(Dollars in Thousands)	2008	2007	$ Change	% Change
Product revenues	$33,011	$31,509	$1,502	4.8%
Service revenues	20,196	16,554	3,642	22.0%
Total revenues	53,207	48,063	5,144	10.7%

Product cost of sales	16,384	17,974	(1,590)	(8.8%)
Service cost of sales	8,210	7,847	363	4.6%
Total cost of sales	24,594	25,821	(1,227)	(4.8%)

Product gross margin	16,627	13,535	3,092	22.8%
Service gross margin	11,986	8,707	3,279	37.7%
Total gross margin	28,613	22,242	6,371	28.6%

Operating expenses:
Sales and marketing	11,437	11,985	(548)	(4.6%)
Research and development	12,445	13,346	(901)	(6.8%)
General and administrative	7,319	7,751	(432)	(5.6%)
Total operating expenses	31,201	33,082	(1,881)	(5.7%)

Operating loss	(2,588)	(10,840)	8,252	(76.1%)

Gain on arbitration settlement, net	1,900	-	1,900	NM	(1)
Recovery of minority investment, net	1,415	-	1,415	NM	(1)
Interest income - net	575	(31)	606	NM	(1)
Other expense - net	169	(127)	296	NM	(1)

Income (loss) before income taxes	1,471	(10,998)	12,469	NM	(1)

Provision for income taxes	195	461	(266)	(57.7%)

Net income (loss)	$1,276	$(11,459)	$12,735	NM	(1)
(1) NM denotes percentage is not meaningful

Product Sales.  Total product sales for the nine months ended March 31, 2008 were $33.0 million, an increase of approximately $1.5 million, or 4.8%, from $31.5 million for the nine months ended March 31, 2007.  The increase in product sales resulted from the $2.3 million, or 20.1%, increase in real-time product sales to $13.6 million in the nine months ended March 31, 2008, from $11.3 million in the nine months ended March 31, 2007.  Sales of real-time systems increased primarily due to delivery of several simulation and image generator systems to defense contract and automotive industry customers in North America, Europe, and Asia, compared to the same period in the prior year.

Partially offsetting the increase in real-time product sales, on-demand product sales decreased approximately $0.8 million, or 3.8%, to $19.4 million in the nine months ended March 31, 2008 from $20.2 million in the nine months ended March 31, 2007.   Decreasing on-demand product sales resulted primarily from prior year sales to a Japanese cable distributor for a custom web client project that did not recur in the current year.  Fluctuation in on-demand revenue is often due to the fact that a significant percentage of revenue is attributable to periodic large purchases by a small base of large customers.

Service Revenue.  Total service revenue for the nine months ended March 31, 2008 was $20.2 million, an increase of approximately $3.6 million, or 22.0%, from $16.6 million for the nine months ended March 31, 2007.  Service revenue associated with on-demand products increased $2.9 million, or 32.1%, as we continued to expand our base of on-demand market deployments and data collection and reporting software that requires maintenance and support services.  Also, during the nine months ended March 31, 2008 we recognized additional maintenance and support revenue related to customers for whom we provided service and support during the first half of calendar year 2007, but that was not recognized until collectibility was reasonably assured during the nine months ended March 31, 2008.    We expect that service revenue for on-demand products may continue to grow at a diminishing rate in future quarters as new, less expensive products replace older products currently under service contracts.

The increase in on-demand service revenues was accompanied by a $0.7 million, or 9.7%, increase in service revenue related to real-time products.  We believe service revenue associated with real-time products is beginning to stabilize.  For years we have experienced a steady decline in real-time service revenues, as our legacy systems have been removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue.  The remaining legacy systems are currently being removed from service at a slower rate, and additional maintenance on our newer real-time systems and software continue to grow with the related expanding base of products and software.  We expect real-time service revenues to remain somewhat level over the next twelve months, but that these revenues will ultimately decline further, partially offset by newer system service, as additional legacy systems continue to be removed from service.

Product Gross Margin.  Product gross margin was $16.6 million for the nine months ended March 31, 2008, an increase of approximately $3.1 million, or 22.8%, from $13.5 million for the nine months ended March 31, 2007.  Product gross margin as a percentage of product revenue increased to 50.4% in the nine months ended March 31, 2008 from 43.0% in the nine months ended March 31, 2007.  Product gross margins, as a percentage of product revenue, increased primarily due to a favorable real-time product mix, as well as technological advances in our systems allowing us to utilize less hardware per system, coupled with a lower fixed component of labor and overhead and our ability to purchase product components at lower prices during the nine months ended March 31, 2008, compared to the same period in the prior year.

Service Gross Margin.  The gross margin on service revenue increased approximately $3.3 million, or 37.7%, to $12.0 million, or 59.3% of service revenue in the nine months ended March 31, 2008 from $8.7 million, or 52.6% of service revenue in the nine months ended March 31, 2007.  The increase in service margins was primarily due to the fact that we recognized additional maintenance and support revenue related to customers for whom we provided service and support during the first half of calendar year 2007, but that was not recognized until collectibility was reasonably assured during the nine months ended March 31, 2008, as well as from additional maintenance revenue generated from our expanding customer base.  Improved margins were further attributable to service cost of sales increasing at a much lower rate than service revenue for the nine months ended March 31, 2008, compared to the same period in the prior year, as we have focused on managing costs of the infrastructure that is necessary to fulfill service and support provided for our products.  We expect to maintain similar or slightly lower service margins as we continue to expand our support revenue base and manage costs related to our maintenance and support infrastructure.

Sales and Marketing.  Sales and marketing expenses decreased approximately $0.5 million, or 4.6% to $11.4 million in the nine months ended March 31, 2008 from $12.0 million in the nine months ended March 31, 2007.  The decrease in sales and marketing expense resulted from a reduction of our worldwide sales and marketing workforce in the prior fiscal year, which resulted in a $0.8 million decrease in worldwide sales and marketing salaries, wages and benefits in the nine months ended March 31, 2008, compared to the same period of the prior year. These cost reductions are part of our business plan and expense reduction initiatives to achieve profitability.  Partially offsetting lower costs from our reduced worldwide sales and marketing workforce, commission and other incentive compensation increased by $0.2 million due to an increase in sales during the nine months ended March 31, 2008, compared to the same period in the prior year.

Research and Development.  Research and development expenses decreased approximately $0.9 million, or 6.8%, to $12.4 million in the nine months ended March 31, 2008 from $13.3 million in the nine months ended March 31, 2007.  Research and development expenses decreased primarily because we incurred $0.6 million less in depreciation expense related to development and test equipment in the nine months ended March 31, 2008, compared to the same period in the prior year, as a result of a downward trend in capital expenditures for development and test equipment over the past few years.  The decrease in research and development expenses was further attributable to a $0.2 million reduction in lease costs during the nine months ended March 31, 2008, compared to the same period in the prior year, due to moving our UK development team to a less expensive office during the current fiscal year.

General and Administrative.  General and administrative expenses decreased approximately $0.4 million, or 5.6%, to $7.3 million in the nine months ended March 31, 2008, from $7.8 million in the nine months ended March 31, 2007. This decrease in general and administrative expenses resulted from a prior year $0.4 million severance charge for our chief operating officer, who was terminated in the nine months ended March 31, 2007 and, pursuant to his employment agreement, received one year of severance equal to the value of his salary and benefits.  Additionally, insurance expense decreased by $0.4 million in the nine months ended March 31, 2008, compared to the same period of the prior year, due to our ability to obtain more favorable insurance pricing in the current year.  Partially offsetting these general and administrative cost reductions, during the nine months ended March 31, 2008 we incurred approximately $0.3 million of severance charges for termination of part of our administrative workforce in Europe, Australia and North America as part of our business plan to reduce operating costs going forward.  Furthermore, we incurred approximately $0.2 million of additional share-based compensation expense, primarily due to issuance of additional stock options during the year.

Gain on Arbitration Settlement, Net.  In August 2007, we reached an agreement with Vicor, Inc. (“Vicor”) a supplier of ours, to settle the claims in the pending arbitration between the two parties, in exchange for a full release.  In the arbitration, we alleged that in 2002 and 2003 we experienced high failure rates in our MediaHawk 2000 and 3000 series on-demand servers as a result of defective power converters manufactured by Vicor.  We asserted claims for breach of contract and fraud.  Our alleged damages consisted of material and labor costs associated with the replacement of the defective parts, internal engineering costs, loss of market share, and attorney fees, as well as exemplary damages.  We settled for approximately $2.4 million, from which approximately $0.5 million of attorney fees were deducted and we received the net proceeds of $1.9 million in the nine months ended March 31, 2008.  We do not anticipate any further proceeds from this settlement.

Recovery of Minority Investment, Net.  In fiscal year 2003, we recorded a $13.0 million net impairment charge due to an “other-than-temporary” decline in the market value of an equity investment in Thirdspace Living Limited (“Thirdspace”).  At the end of fiscal year 2003, Thirdspace was sold to Alcatel Telecom Ltd. and placed into liquidation.  The liquidation of Thirdspace assets resulted in a recovery for us of $3.1 million of our previously impaired investment, in aggregate, during fiscal year 2004.  Thirdspace’s only significant remaining asset subsequent to the aforementioned transactions was a right to 40% of amounts recovered by nCube Corporation (“nCube”), now part of Arris Group, Inc., if any, from the lawsuit brought by nCube against SeaChange International, Inc., alleging patent infringement.  On January 9, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court’s decision in favor of nCube.  On September 28, 2007, nCube, Alcatel and Concurrent agreed upon the terms of distributing this Thirdspace asset and we received $1.4 million of net proceeds from the settlement of Thirdspace’s remaining asset.  Consistent with previous recoveries of the impaired Thirdspace investment, we recorded the $1.4 million as a “Recovery of minority investment” within the Statement of Operations during the nine months ended March 31, 2008.  We do not anticipate further proceeds related to the liquidation of Thirdspace.  As part of the arrangement with nCube and Alcatel, we also eliminated transferability concerns regarding our license to U.S. patent numbers 5,805,804 and 5,623,595.  The agreement provides that licenses to these patents may be transferred to an acquirer of Concurrent or Concurrent’s on-demand business, so long as the acquirer has not been formally identified as an Alcatel target.

Interest Income, Net.  During the nine months ended March 31, 2008, interest income, net of interest expense, increased $0.6 million, compared to the same period in the prior year, due to an increase in cash.  This increase in cash resulted from proceeds generated by our private placement during the fourth quarter of the prior fiscal year and due to positive cash flow from operations during the twelve months ended March 31, 2008.

Provision for Income Taxes.  We recorded income tax expense for our domestic and foreign subsidiaries of $0.2 million in the nine months ended March 31, 2008.  We recorded income tax expense of $0.5 million for our domestic and foreign subsidiaries in the nine months ended March 31, 2007.  Income tax expense for the nine months ended March 31, 2008 and 2007 was primarily attributable to income earned in foreign locations that cannot be offset by net operating loss carryforwards.

Net Income (Loss).  The net income for the nine months ended March 31, 2008 was $1.3 million or $0.02 per basic and diluted share compared to a net loss for the nine months ended March 31, 2007, 2006 of $(11.5) million or $(0.16) per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•	the rate of growth or decline, if any, of on-demand market expansions and the pace at which domestic and international cable companies and telephone companies implement on-demand technology;

•	the rate of growth or decline, if any, of deployment of our real-time operating systems and tools;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product lines;

•	our ability to leverage the potential of Everstream, including advanced advertising and other to be identified initiatives;

•	our ability to raise additional capital, if necessary;

•	our ability to obtain additional bank financing, if necessary;

•	our ability to meet the covenants contained in our Credit Agreement;

•	timing of product shipments, which typically occur during the last month of the quarter;

•	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles; and

•
the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases.

Uses and Sources of Cash

We generated $3.9 million of cash from operating activities during the nine months ended March 31, 2008 compared to using $3.3 million of cash from operating activities during the nine months ended March 31, 2007.  The operating cash inflow was primarily attributable to improved operating results and $1.9 million of net cash proceeds received from an arbitration settlement with a supplier that we alleged had previously provided defective parts used in certain of our products.  We do not anticipate further cash proceeds related to this settlement.  Prior period cash usage resulted primarily from operating losses.

During the nine months ended March 31, 2008, we received $1.4 million of net cash proceeds from the monetization of remaining assets of Thirdspace, an entity that we purchased a minority interest in during fiscal 2002, and that was subsequently liquidated.   We do not anticipate further cash proceeds related to the liquidation of Thirdspace.

We invested $1.5 million in property, plant and equipment during the nine months ended March 31, 2008 compared to $2.1 million during the nine months ended March 31, 2007.  Capital additions during each of these periods related primarily to product development and testing equipment, as well as leasehold improvements during the nine months ended March 31, 2008.  We expect capital additions to continue at a level comparable to the current year levels, during the remainder of this fiscal year.

On December 19, 2007, we entered into a First Amendment (“Amendment”) to our Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with Silicon Valley Bank (the “Bank”), which amends certain terms of the existing Credit Agreement.  The Amendment extends the maturity date of the Credit Agreement from December 23, 2008 to July 1, 2009.  The Amendment also resets the Minimum Tangible Net Worth covenant requirement from $15.2 million as of September 30, 2007, under the previous terms, to $10.0 million as of December 31, 2007.  At all times after December 31, 2007, the minimum tangible net worth requirement shall increase by 50% of quarterly net income and 50% of issuances of equity, net of issuance costs, and the principal amount of any subordinated debt.  As of March 31, 2008, the minimum tangible net worth was $10.2 million.  The Amendment also allows us to utilize all of our operating accounts with the Bank to meet our required monthly average balance of not less than $1.0 million in deposits.

The Credit Agreement provides for a $10.0 million revolving credit line with a borrowing base dependent upon our outstanding North American accounts receivable (the “Revolver”) and is secured by substantially all of our assets.   In addition to the minimum tangible net worth requirement, the Credit Agreement contains additional financial covenants, including a required adjusted quick ratio (the ratio of cash and accounts receivable to current liabilities (less the current portion of deferred revenue)) of at least 1.25 to 1.00 and customary restrictive covenants concerning the Company’s operations.    As of March 31, 2008, we were in compliance with these covenants as our tangible net worth was $26.1 million and our adjusted quick ratio was 3.15 to 1.00.

The interest amount is based upon the amount advanced and the rate varies based upon our accounts receivable and the amount of cash in excess of debt.  The interest rate on the Revolver was 5.75% as of March 31, 2008. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility.  During the nine months ended March 31, 2008, we had net repayments of $0.1 million, consisting of borrowings of $0.3 million and repayments of $0.4 million, of the outstanding balance of this Revolver.  Based on the borrowing formula and our financial position as of March 31, 2008, approximately $9.9 million was available to us under the Revolver.  As of March 31, 2008, $0.9 million was drawn under the Revolver, resulting in $9.0 million of remaining available funds under the Revolver.

At March 31, 2008, we had working capital (current assets, less current liabilities) of $26.8 million and had no material commitments for capital expenditures compared to working capital of $22.2 million at June 30, 2007.  We believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months.  However, unless and until our revenue increases and stabilizes, it is possible that we could use cash from operating activities.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2007. There have been no material changes to our contractual obligations and commercial commitments during the nine months ended March 31, 2008.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this release may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this release, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, our pricing trends, our expected cash position, our expectations of on-demand service revenue flattening or decreasing, our expectations of market share and growth, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash, the impact of litigation, and our previous historical trend of declining real-time service revenue.  These statements are based on beliefs and assumptions of Concurrent’s management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: availability of video-on-demand (“VOD”) content; delays or cancellations of customer orders; changes in product demand; economic conditions; our ability to satisfy the financial covenants in the credit agreement; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of  competition on the pricing of VOD products; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new on-demand and real-time products; the availability of Linux software in light of issues raised by SCO Group; the success of our relationships with Alcatel-Lucent and Novell; capital spending patterns by a limited customer base; the possible delisting of our shares of common stock from the Nasdaq Global Market; integration of our new CEO; privacy concerns over data collection; and the availability of debt or equity financing to support our liquidity needs if cash flow does not improve.

Other important risk factors are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, and in our Quarterly Report on Form 10-Q for the three and six months ended December 31, 2007.

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

4.4	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference (No. 000-13150)).

4.5	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference (No. 000-13150)).

10.1	First Amendment to Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2007 (No. 000-13150)).

10.2
Separation Agreement, dated April 8, 2008, between Concurrent Computer Corporation and T. Gary Trimm (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 9, 2008 (No. 000-13150)).

10.3
Employment Agreement, dated April 8, 2008, between Concurrent Computer Corporation and Dan Mondor (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 9, 2008 (No. 000-13150)).

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

Date: May 2, 2008	CONCURRENT COMPUTER CORPORATION

	By:	/s/ Emory O. Berry
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

4.4	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference (No. 000-13150)).

4.5	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference (No. 000-13150)).

10.1	First Amendment to Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2007 (No. 000-13150)).

10.2
Separation Agreement, dated April 8, 2008, between Concurrent Computer Corporation and T. Gary Trimm (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 9, 2008 (No. 000-13150)).

10.3
Employment Agreement, dated April 8, 2008, between Concurrent Computer Corporation and Dan Mondor (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 9, 2008 (No. 000-13150)).

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