Form 10-K
period 2008-06-30
CONCURRENT COMPUTER CORP/DE
filed 2008-08-27
CIK 749038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2007 was approximately $69 million based on the closing price of $8.30 of our common stock as reported by the NASDAQ Global Market on December 31, 2007.  There were 8,293,000 shares of common stock outstanding as of August 25, 2008.

Certain portions of the Registrant's Proxy Statement to be used in connection with Registrant's 2008 Annual Meeting of Stockholders scheduled to be held on October 22, 2008 are incorporated by reference in Part III hereof.

Concurrent Computer Corporation
2008 Form 10-K Annual Report

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

Item 1. Business.

Overview

We are a provider of computing technologies and software applications, and related services, for the video-on-demand (VOD) market and the high-performance real-time market.  Our business is comprised of two segments for financial reporting purposes: products and services.  We provide products and services for each of these markets.

Our on-demand products consist of hardware and/or software as well as integration services, sold primarily to broadband companies that provide interactive, digital services.  These on-demand systems enable broadband telecommunication providers, mainly cable television systems, to stream video content to their digital subscribers with digital set-top boxes or personal computers and then measure the use and success of the streamed content.  Once enabled, the subscribers can view and control the video stream at any time with familiar interactive functionality such as fast-forward, rewind, and pause.  Currently, 133 distinct Concurrent on-demand systems are deployed in cable and telecom markets worldwide that represent approximately 22.4 million basic cable subscribers.  Our data analysis software has been selected for deployment to over 31 million digital subscribers in 265 distinct on-demand systems worldwide.

Our real-time products consist of real-time operating systems and software development tools combined, in most cases, with off-the-shelf hardware and services sold to a wide variety of companies seeking high-performance, real-time computer solutions for use in various applications requiring low-latency response and determinism such as simulation, image generation, hardware-in-the-loop testing and data acquisition.  These real-time products are specially designed for use with applications that acquire, process, store, analyze and display large amounts of rapidly changing information in real time – that is, with microsecond response times as changes occur.  We have over 40 years of experience in high-performance computing systems, including specific expertise in operating systems, computer hardware, application software, debugging and analysis tools, and networking.  Our systems and software support applications in the information technology, simulation and training, financial, data acquisition, and industrial process control markets.

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

The VOD Market

Technological developments have laid the groundwork for digitally upgraded, two-way capable networks that enable broadband companies to deliver on-demand services to their digitally enabled subscribers.  As of December 2007, according to SNL Kagan, there were 123.4 million North American households passed by cable and of these homes, approximately 64.8 million were basic cable subscribers, with approximately 38.3 million of these basic subscribers also being digital subscribers.  Of those digital subscribers, 35.1 million had access to VOD as of December 2007, up from 30.2 million in March 2007.

On-demand systems offer the following benefits:

•
Convenience Without Late Fees.  On-demand products eliminate travel to obtain and return rentals and eliminate late charges.  This service offers the convenience and breadth of programming for viewing on-demand on a subscriber’s television.

•	Interactivity. On-demand products enable a subscriber to view content on their television at any time with interactive capabilities such as play, rewind, fast-forward and pause.

•
Greater Content.  On-demand products enable our customers to make large amounts of content immediately available to their subscribers, an advantage over mail-order media sources.  Our customers utilize both free on-demand and subscription on-demand services.  These offerings help create awareness and understanding of on-demand television.

•
No Special Recorder Box Necessary. On-demand products have the capability to enable a user to save television programming for playback after the ‘live’ broadcast without requiring a special set-top box, such as a digital video recorder (DVR).  Such time-shifted television services further do not require subscribers to plan recording, purchase or rent a DVR device, install and maintain the device, learn how to operate and update the device.  Additionally, since on-demand is network based, broadband companies can incrementally add storage more economically and efficiently, whereas storage capacity on a DVR device is still very limited and is not so simply expanded.

•
Advertising.  On-demand products offer unmatched potential for advanced advertising services that can substantially enhance the advertising experience.  Such advances include ‘telescoping’ from broadcast television to specialized advertisements stored and viewed via the on-demand platform and targeted advertising specially tailored for the viewer based on anonymous viewer information.  Such specialized advertisements will improve the viewing experience by offering advertising the viewer is interested in viewing, thus substantially improving the commercial aspects of on-demand.

•
Measurement.  On-demand products enable broadband companies to measure the effectiveness of VOD services.  Our products capture this information and enable its display in a wide array of reports.  This software is also utilized by satellite broadcasters to measure transactions with subscribers.

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

We believe that on-demand is also a strategic differentiator for telephone companies as they seek to expand services beyond the delivery of voice.  Cable companies are offering voice services and, thus, competing for telephone company customers.  In response, the telephone companies have expanded into television and are deploying on-demand products for the same reasons that cable companies have.

The Real-Time Computing Markets

Our real-time products offer unique solutions for a wide-range of applications that require state-of-the-art, time-critical software and hardware technology.  The operating systems we provide typically offer high-performance computation and high data throughput, with predictable and repeatable responses to time-critical events.  Our real-time products are currently used in host, client-server, embedded and distributed computing solutions.  Applications that utilize our operating system and development tools include the following:

•
Simulation and Training.  Applications that perform man-in-the-loop (MITL) simulation and hardware-in-the-loop (HITL) simulation.  Examples of MITL applications include training simulators for commercial and military aviation, vehicle operation, mission planning and rehearsal.  HITL solutions are constructed to create accurate simulations to verify hardware designs for applications such as engineering design for power plants, avionics and automotive subsystems.  We offer a complete software environment for developing and executing real-time MITL and HITL simulations, known as the SIMulation Workbench™.

•
Data Acquisition.  Applications that perform environmental analysis and display, engine testing, range and telemetry systems, shock and vibration testing, weather satellite data acquisition and forecasting, intelligence data acquisition and analyses, and command and control.

•
Image Generation. Image generation applications requiring scalable, commercial-off-the-shelf (COTS) graphics technology for the highest levels of computer-generated image quality and fidelity, compatibility with the latest industry-standard components from leading graphics suppliers and improved customer value versus proprietary solutions.

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

Business Strategy

On-Demand Product Line

Our on-demand strategy is comprised of the following primary initiatives:

•
North American Cable.  We have 81 distinct on-demand systems currently deployed with a wide variety of North American cable operators.  Our primary customers include, in alphabetical order, Blue Ridge Communications, Bright House Networks, Cogeco, Inc., Comcast Corporation, Cox Communications, Inc., Knology, Inc., Mediacom Communications Corporation, Time Warner, Inc., and Vidéotron Ltée.  We intend to focus on continuing to serve these customers and add to our customer base by providing the product innovations and customer support that we believe the cable companies need to succeed.  It is our goal to provide the highest quality products and support so that we enable our customers to succeed with their customers.

•
Data Analytics.  We provide data measurement and reporting software to broadband companies.  We plan to continue to develop this software to expand its capabilities for our broadband customers so they can better understand the systems’ overall quality of service, system capacity utilization and how video content is viewed by consumers.  Recent product developments have been aimed at capacity utilization, audience measurement and targeted advertising.  We are currently involved in undisclosed lab trials of these products.

•
International Cable.  We have 13 distinct on-demand systems currently deployed in international cable systems including in South Korea by Broadband Solutions, Inc., in China by Shekou CATV and Beijing Cable and in Japan by Jupiter Telecommunications, Inc., NTT Communications and Wai Wai.  We will continue to pursue relationships with international cable companies.

•
Telecommunications Markets.  We have been deployed by a number of international telcos, including Telecom Italia, Austria Telecom, Cyta Telecom (in Cypress), Sistema in Russia, Hanasanet and Arcor in Germany and Chunghwa Telecom in Taiwan.  These opportunities have been obtained for the most part through a reseller agreement signed in June 2003 and extending to June 2009 with Alcatel-Lucent pursuant to which we are Alcatel-Lucent’s preferred on-demand solution on their platform for resale throughout the world.  However, we are not prohibited from pursuing relationships with other integrators and international telecommunication companies to take advantage of other opportunities as they arise.

•
Innovate to Improve the On-Demand Viewing Experience.  We continue to focus on the development of future on-demand technologies to remain a technology leader by improving streaming, storage and content ingest flexibility, asset management, the subscriber’s navigation experience, encryption techniques, time-shifted television applications, business analytics, advertising applications, and functionality.

Real-Time Product Line

Our real-time strategy is comprised of the following primary initiatives:

•
Establish Our Real-Time Linux Operating Systems as the DeFacto Standard for Real-Time Computing.  As the high-performance, real-time, computing market has shifted to multi-core open systems, we have introduced new products to meet market demand while maintaining support for our proprietary systems.  The market for open software has grown and we believe we can position our RedHawk real-time operating system as a standard, real-time open source operating system.  Additionally, market dynamics are shifting to multi-processor environments with greater per-device processing capabilities, thereby affording us an opportunity to provide our real-time operating system to the embedded device market.  We are seeking to accomplish this by partnering with established industry providers of both software and hardware to resell our products, in addition to our established direct sales channels.

•
Real-Time Operating System Sales on Commercial-Off-The-Shelf Hardware Platforms.  Our strategy includes offering upgrades for our legacy Unix system offerings and customer investment in our open-source Linux® operating system running on our iHawk™integrated hardware solutions.  Our iHawk family is a line of commercial off-the-shelf multi-core Intel® Xeon™ and AMD Opteron™ servers available in single, dual, quad, and 8-way processor models which allow us to scale from 2 to 32 cores.  iHawks are available in a wide-range of configurations and include our multi-function Real-Time Clock and Interrupt Module.  We expect that the on-going introduction of a wide-range of Intel and AMD-based servers running our RedHawk Linux operating system will allow us to compete for a broad range of business opportunities.

•
NightStar® Tool Suite.  Our NightStar tool suite is a collection of software debugging and analysis products that enable our customers to perform diagnostic tests on the applications they have developed and system tuning for use on our Linux® open source and proprietary real-time operating systems.  This compelling tool set is now available for standard Linux distributions and differentiates our real-time offering from other proprietary and Linux-based real-time offerings.

Products and Services

Our products fall into two principal groups, on-demand systems and real-time systems.  In addition, we provide technical support to our customers.  The percentage of total revenue contributed by our on-demand and our real-time products and service offerings are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Annual Report on Form 10-K.

On-Demand Products

Our on-demand systems are typically located at the network operator’s headend or hub in a distributed or centralized architecture with a small software module residing on the subscriber’s set-top-box.  When a subscriber selects a certain piece of video content from an on-screen menu, a dedicated video session is established between our video server and the digital set-top-box in the subscriber's home via the resource manager over the broadband network.  The selected video content is accessed from the video server where it is stored at either a headend or a hub.  The purchase is typically captured by our back-office software or a third-party’s back office software, creating a billing and royalty record for the broadband company’s billing system.  Our analytics products integrate with VOD systems provided by us or our competitors and capture information from the VOD systems and organize and report that information to the broadband provider.

MediaHawkTM On-Demand Platform.  Our MediaHawk 4500 high performance video-on-demand system combines commercial-off-the-shelf hardware sourced from leading Original Equipment Manufacturers (OEMs) with our own proprietary software.  It includes the MediaHawk 4500 Video Server, the MediaStore 2000 storage system, the MediaCache 1000 solid state storage system, and the MediaMatrix Interconnect switching fabric.  We believe our modular approach provides our customers with the ability to successfully manage initial deployments, expand those deployments, and add new services.  From 1999 through June 30, 2008, we had shipped a total of 4,309 video servers with a total capacity of 1,507,164 streams.  Our design goal is to provide seamless end-user viewing of the highest quality.  Our on-demand systems allow broadband companies to automate the movement of content from one storage location to another based upon demand and other network requirements.  We believe this feature enables the most efficient streaming and storage of content.  We have applied for multiple patents to protect the architecture and design of our on-demand platform.

Our On-Demand Platform includes the following software components:

•
Resource Manager.  Our resource manager is a software component that establishes the network connection that allows video to be streamed to the home over the broadband operator’s network as a dedicated session.  The resource manager is designed to route video streams in the most efficient manner available at any given time.

•
MH BOSS.  Our MediaHawk Back Office Software Suite (“MH BOSS”) is our back office business management system composed of a relational database supporting subscriber and provider data management.  The supported applications include customer access management, content distribution management, order management, royalty management, billing interfaces and marketing analysis.

•
Real Time Media System.  Our Real Time Media System is software that enables our customers to capture broadcast television programming at the time of broadcast and simultaneously digitally encode, store and propagate the captured programs for future viewing by subscribers.  The Time Warner Cable Start Over service is enabled by this module.

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

Everstream® Data SuiteTM.  Data Suite is the foundation to our comprehensive data collection, reporting, analytics, and ad insertion platforms, enabling universal data collection from multiple vendor systems. Data Suite is a complete solution for collecting data from disparate interactive television (iTV) systems and platforms, scrubbing and transforming that data into standardized information, and storing that data within a standard data warehouse model.  This enables our customers, broadband companies deploying iTV services, to use our Everstream applications to leverage data from all of their systems. Data Suite is built upon open relational database standards using proven Oracle technology and is integrated with the leading technologies that power iTV and on-demand services including SeaChange, Concurrent, C-COR (recently acquired by ARRIS), Motorola, Cisco, Kasenna (recently acquired by Espial Group), TANDBERG Television, part of the Ericsson Group, Navic Networks (recently acquired by Microsoft Corp.), Microsoft TV, Cisco ACNS, Real Networks, and Windows Media, as well as supports data from all major billing systems including Convergys, DST/Innovis, and CSG.

Once our Data Suite product has captured operational information from our customers’ diverse iTV services, that information can be leveraged, correlated, and interpreted empowering marketing, programming, advertising, and operations teams to seamlessly analyze usage, revenue, and quality of services.  This intelligence provides new ways to compete by quickly identifying opportunities for revenue growth, operational efficiencies, and reduction of subscriber churn.  This information can be utilized by the following modules:

•
Oi™ for VOD. Oi provides operations and engineering teams with crucial insight into service performance and subscriber experience for digital services such as video on demand. Oi enables clear and concise summaries of metrics and trends with the ability to apply and track organization-wide targets.

•
Xi™ for VOD.  Xi provides market-to-market comparison, trending, and correlation analysis on the key performance metrics of interactive services.  We believe Xi provides the industry’s most comprehensive insight into the impact of iTV offerings across multiple locations, platforms, and services.

•
Ci™.  Ci is a centralized, enterprise application server and data warehouse system for managing advertising campaigns across single or multiple system networks. Ci represents our fourth generation of distributed ad campaign management technology for iTV and broadband platforms including video on demand.  The application is made up of two components: the Campaign Director and the Campaign Decision Engine.  Campaign Director is designed to be deployed in a centralized location while Campaign Decision Engines are deployed at each system, feeding information to the Campaign Director.  Ci is built upon Java J2EE Enterprise Java Bean technology, giving it enterprise scalability, reliability and portability to different hardware and operating system platforms.

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

•
CAPiTM.  CAPi is a solution that enables visibility into capacity utilization and subscriber usage patterns of diverse video and high speed data service offerings.  CAPi collects utilization data and aggregates it into meaningful, actionable information with local, regional, and enterprise perspectives that provide operators the necessary information to effectively manage and plan for the capacity requirements of their work.

Real-Time Products

Our principle real-time products are:

•
RedHawk™ Linux.  RedHawk Linux is an industry-standard, POSIX-compliant, real-time version of the open source Linux operating system. RedHawk Linux, compatible with the popular Red Hat® Linux distribution, provides high I/O throughput, guaranteed fast response to external events, determinism and optimized interprocess communication.  RedHawk is the ideal Linux environment for the complex real-time applications found in simulation, data acquisition, and industrial systems control. RedHawk also maintains third-party software compatibility with Red Hat Linux, allowing us to take advantage of the full range of third-party software applications that run on Red Hat.  RedHawk achieves real-time performance by means of a multithreaded, fully-preemptable real-time kernel with low-latency enhancements developed by Concurrent. RedHawk's true symmetric multiprocessing support includes load-balancing and CPU shielding to maximize determinism and real-time performance in mission-critical solutions.  RedHawk is optimized for multi-core environments and supports both 32- and 64-bit systems.

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

•
Power Hawk®.  Power Hawk is our family of scalable, real-time UNIX-based Versa Module Eurocard (VME) systems capable of supporting data acquisition, simulation and industrial process control applications.  The Power Hawk line features Motorola PowerPC processors and is available in single, dual and quad central processing unit (CPU) versions.

•
Model 3200-2000.  The Model 3200-2000 is an upgrade to our Series 3200 family of high-performance proprietary platforms.  Model 3200-2000 provides additional processing power and system throughput required by demanding real-time applications.  Model 3200-2000 runs our proprietary OS/32 real-time operating system.

•	PowerMAX Operating System. The PowerMAX operating system is our highly-deterministic UNIX-based operating system used on our Power Hawk systems.

•	NightStar™ Tools. The NightStar development tools help users debug and analyze their application software running all standard Linux distributions and Concurrent’s own PowerMAX OS.

•
SIMulation Workbench.  SIMulation Workbench is a software product that provides a framework to develop and execute real-time hardware-in-the-loop simulations.  Its powerful user interface enables convenient configuring, starting, stopping, recording and playback of simulation runs.  It also provides fast, direct shared memory access to all parameters and signals needed by a simulation.  SIMulation Workbench’s in-memory design optimizes performance and data conversion speed.  SIMulation Workbench is offered together with iHawk HITL testing solutions.

Services

Customer Support.  We typically offer worldwide hardware and software maintenance and support services for our products.  Services may include installation, integration, training, on-site maintenance, 24x7 telephone support, return-to-factory warranty, depot repair, and software support update service.  An on-demand system has multiple interface points with other network elements, e.g., transport equipment, set-top boxes, conditional access, clients, navigators (electronic program guides), billing systems, content receivers, other applications and back office systems.  Our system engineers are able to integrate these diverse elements, creating seamless on-demand services.  Typically we provide support services at no additional charge during the warranty period and charge for the services under maintenance agreements after the warranty period.  In addition to these basic service and support options, we also offer, for additional fees, software upgrades and additional onsite services.  For more than 40 years, we have routinely offered and delivered long-term service and support of our products, under maintenance contracts, for additional fees.

Custom Engineering and Integration Services.  We provide custom engineering and integration services in the design of special hardware and software to help our customers with their specific applications.  This may include custom modifications to our products or integration of third-party interfaces or devices into our systems.  Many customers use these services to migrate existing applications from earlier generations of our systems or our competitors’ systems to our state-of-the-art systems running Linux.  These services also include classroom and on-site training, system and site performance analysis, and multiple vendor support planning.

Sales and Marketing

We sell our systems primarily in the U.S. through our direct field sales team supported by consultants and our technical support group.  As of June 30, 2008, we had 76 employees in our sales and marketing force, which includes sales, sales support, marketing, strategic communications, product-line management, program management, and business development.  Our sales force has significant experience in on-demand and real-time operating systems.  Outside North America, we utilize a direct sales force out of our facilities in France, Germany, Hong Kong, Japan, China and the United Kingdom, augmented by our channel partners (resellers and system integrators).

Customers

We derive revenue from a limited number of customers.  As a result, the loss of, or reduced demand for products or related services from any of our major customers could adversely affect our business, financial condition and results of operations.  Our products are typically manufactured and shipped in the same quarter the purchase order is received.  Accordingly, we do not believe backlog is a meaningful indicator of future level of sales.   Our backlog for real-time and on-demand systems at June 30, 2008 and 2007 totaled $2.1 million and $1.9 million, respectively.  In addition, we had deferred revenue of $9.5 million and $9.0 million at June 30, 2008 and 2007, respectively, which resulted primarily from prepaid maintenance services and shipments of systems where the revenue had not yet been recognized.

We have purchase agreements with many customers, but these agreements typically do not require minimum purchases of our products.  As a result, sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers' budgets for capital expenditures and new product introductions.  Our master purchase agreement with Cox Communications, however, does have periodic purchase thresholds which, if not achieved, would entitle Concurrent to certain fixed payments.

A significant portion of our on-demand revenue has come from, and is expected to continue to come from, sales to the large broadband companies.  The customers accounting for more than 10% of total revenue consisted of Cox (12%) and Time Warner (10%) for the fiscal year ended June 30, 2008; Cox (19%) and Comcast (11%) for the fiscal year ended June 30, 2007; and Cox (16%) and Comcast (13%) for the fiscal year ended June 30, 2006.  No other customer of our on-demand products accounted for more than 10% of total revenue during the last three fiscal years.

Although we sell our real-time products to large customers, the customer base is more diversified than our on-demand business.  Thus, only one customer, Lockheed-Martin, accounted for more than 10% of total revenues during the last three years.  Specifically, Lockheed-Martin accounted for less than 10% of total revenues in the fiscal years ended June 30, 2008 and June 30, 2007, but 13% of total revenues in the fiscal year ended June 30, 2006.

We derive a significant portion of our revenues from the supply of products to U.S. government prime contractors and agencies of the U.S. government.  The supplied systems include configurations from the RedHawk Linux, SIMulation Workbench, iHawk, ImaGen, PowerMAXION, Power Hawk, and 3200-2000 product lines, with certain systems incorporating custom enhancements requested by the customer.  We sell these integrated computer systems to prime contractors, including Lockheed-Martin, Boeing, Northrop Grumman, AAI and other Fortune 500 companies.  We also supply spare parts, upgrades, and engineering consulting services and both hardware and software maintenance.  For the fiscal years ended June 30, 2008 and 2007, we recorded $9.3 million and $8.9 million in revenues to U.S. government prime contractors and agencies of the U.S. government, representing 13% and 13% of total sales for the period, respectively.  Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, failure to exercise options, changes in government policies and the imposition of budgetary constraints.  A loss of government contract revenues could have a material adverse effect on our business, financial condition and results of operations.

New Product Development

We are committed to the development of new technology and rapid innovation in the evolving markets in which we compete.  Research and development costs are expensed when incurred and aggregated $16.6 million, $17.6 million, and $18.8 million in fiscal years 2008, 2007, and 2006, respectively.

Our research and development strategies with respect to our on-demand solutions are focused on the following:

•
Solid State Storage.  In order to improve performance and storage reliability, we have developed the MH 4500 that integrates our new RAM storage and flash solid state drive memory with traditional disk storage.  This hybrid approach enables us to provide a cost effective solution that will easily evolve as technology improves.  We will continue to develop this product to meet our customer demands and reduce costs.

•
Content Management.  As VOD matures as an industry, we anticipate that demand for stored content could increase from thousands of hours to over ten thousand hours.  We continue to enhance our systems to intelligently and automatically manage the distribution and lifecycle of stored content, thus, increasing the efficiency of our customers’ networks.

•
Time-Shifted Television.  This technology allows the subscriber to pause and rewind time-shifted programming, effectively providing “TV on-demand.”  Our Real Time Media products capture, encode, and store broadcast programs for future viewing.  Additionally, our MediaHawk On-Demand Platform enables broadband companies to grow streaming, storage, and content capture independently so they can more easily provide “TV on-demand”.

•
Audience Measurement.  Understanding what consumers watch, when they watch and how they watch television is essential to the broadband providers, content owners, advertisers, and ad agencies.  We expect to develop our Everstream products so they can provide this information, thereby, replacing services that currently project or estimate consumer activity with small samplings.

•
Interactive and Targeted Advertising.  Interactive long format advertising has already been deployed by numerous customers.  Targeted advertising technology will allow our on-demand systems to insert different television commercials into the video streams for different consumers.  This technology will allow the advertiser to closely “target” product advertisements to consumers most likely to buy, rather than broadcasting the same advertisements to everyone.  These products are currently involved in undisclosed lab tests.

Our research and development strategies with respect to our real-time products are focused on the following:

•
RedHawk Linux.  We plan to continue to enhance our RedHawk Linux real-time operating system to provide increased determinism for time-critical applications.  We also have plans to introduce new tools and features to allow us to offer RedHawk Linux into a wider range of real-time embedded applications.

•
iHawk. We continue to plan to offer iHawk multiprocessor systems based on Intel and AMD processor technology and state-of-the-art packaging.  These systems will be available in 2 to 32 core configurations and will include support for new Intel and AMD multi-core technology as it is released.

•
SIMulation Workbench.  Our plans are to enhance SIMulation Workbench with new features and support for additional input/output cards as needed by our customers for hardware-in-the-loop testing applications.

•
Image Generation.  ImaGen is our imaging platform for simulation and modeling applications that require high-performance image generation.  We plan to continue to introduce ImaGen multi-channel visual servers featuring the latest NVIDIA Graphics cards, including SLI technology.

•
NightStar Tools.  NightStar tools is our powerful, integrated set of graphics-based tools for developing time-critical applications.  We plan to introduce new features to NightStar to improve debugging efficiency and performance in multi-core and multiprocessing environments.

Competition

Both our on-demand and real-time products are sold into highly-competitive environments, driven by rapid technological innovation.  Both product groups compete based upon features, reliability, scalability, service, and price.  Due in part to the range of performance and applications capabilities of our products, we compete in various markets against a number of companies.

The major competitors of the on-demand product line currently include the following:  SeaChange International, Inc., Microsoft Corp., Motorola, Inc., Cisco Systems, Inc., TANDBERG Television, part of the Ericsson Group, and C-COR Inc. (acquired by ARRIS).  Additionally, there are a number of other entities in the market, including Kasenna (recently acquired by Espial Group), Myrio, Akimbo, Bitband, Video Propulsion, Orca, Minerva, Sun Microsystems, Inc. and others.  We believe that we and SeaChange International Inc. are the leaders in the North American cable and international VOD markets based on the number of subscribers in the markets served.  Typically, in Everstream opportunities, we compete against in-house development or customer offerings from consulting entities such as Accenture.

Our real-time product line competes with a number of companies.  Our major competitors can be categorized as follows:

•	major computer companies that participate in the high-performance computing business by offering high-performance, general purpose product platforms, including Sun Microsystems, HP and IBM;

•
other computer companies that provide solutions for applications that address specific performance characteristics, such as fault-tolerance or high-performance graphics, including SGI, Quantum3D and Rockwell Collins;

•	single-board computer companies that provide board-level processors that are typically integrated into a customer's computer system, including GE Fanuc, Thales and Mercury;

•	companies providing competitive Linux offerings, including Red Hat, Novell, MontaVista Software, LynuxWorks, Inc., Wind River and TimeSys Corporation;

•	companies involved in hardware-in-the-loop and data acquisition including dSpace and ADI Corporation; and

•	customers who may choose to integrate their own in-house real-time solutions using off-the-shelf hardware and open-source Linux operating systems and tools.

Additional competitors with significant market presence and financial resources, including computer hardware and software companies, content providers and television equipment manufacturers, including digital set-top-box manufacturers, may enter our markets, thereby further intensifying competition.  Our future competitors also may include one or more of the parties with whom we currently have a strategic relationship.  Although we have proprietary rights with respect to much of the technology incorporated in our on-demand and real-time systems, our strategic partners have not agreed to refrain from competing against us. Increased competition could result in price reductions that would adversely affect our business, financial condition and results of operations. Many of our current and potential future competitors have longer operating histories, significantly greater financial, technical, sales, marketing and other resources than us, and greater brand name recognition.  In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our markets.

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

We own three U.S. patents and multiple foreign counterparts covering targeted advertising across any type of network.  These U.S. patents are Nos. 5,931,901; 6,038,591; and 6,161,142.  In addition, these U.S. patents have foreign counter-parts issued in various foreign jurisdictions.  Additionally, we have patent applications pending in the United States and abroad.  We also have obtained a patent license to the patent portfolio previously owned by Thirdspace Living Limited, which is now owned by Alcatel-Lucent (13 patents, 29 patent applications, and all additions, divisionals, continuations, continuations-in-part, extensions, reissues, and foreign counterparts thereof).  These patents cover multiple interactive television, targeted advertising, and on-demand technologies.  The portfolio includes U.S. Patent Nos. 5,623,595 and 5,805,804 (“Subject Patents”).  Although our license from Alcatel-Lucent to the Subject Patents does not, on its face, terminate upon a merger, acquisition, or change in control of Concurrent, a November 2000 agreement regarding the Subject Patents and entered into by Thirdspace may have the effect of terminating our license to the Subject Patents upon a merger or acquisition that results in a change in control of Concurrent.  As a result, on September 28, 2007, Concurrent obtained a separate Patent License to the Subject Patents from Broadband Royalty Corporation (“BBR”), with assurances from its parent company, C-COR Incorporated.  BBR co-owns the Subject Patents with Alcatel-Lucent.  This separate Patent License eliminates transferability concerns regarding our license to the Subject Patents.  The Patent License provides a license to the Subject Patents that may be transferred to an acquirer of Concurrent or Concurrent’s video streaming business, so long as the acquirer has not been formally identified as an actual or potential Alcatel licensee.

We have entered into licensing agreements with several third-party software developers and suppliers.  Generally, such agreements grant us non-exclusive, worldwide licenses with respect to certain software provided as part of computers and systems we market and terminate on varying dates.

Suppliers

We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms.  These components include, for example, systems, system boards, memory, CPUs, mother boards, storage devices, software, and chassis.  We purchase product components from the following single suppliers: Dell, Xyratex, Qlogic, STEC, Curtis-Wright, Oracle, Kardios, KMA Systems, Supermicro, GE Fanuc, Data Device Corporation, Myricom, Pentair, and North Atlantic Industries.  In most cases, comparable products are available from other sources, but would require significant reengineering to conform to our system specifications.  Single-source suppliers accounting for 10% or more of these purchases were Xyratex (25%), Dell (21%) and Bell Micro Products (15%) for the fiscal year ended June 30, 2008.  For the fiscal year ended June 30, 2007, Xyratex accounted for 23% and Dell accounted for 19%.

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

Recently several countries where our systems are shipped have adopted rules and regulations governing the labeling of computer hardware which apply to our products.  Specifically, we must comply with the Waste of Electronic and Electrical Equipment (WEEE) and Restriction of Hazardous Substances Directive (RoHS) enacted in the European Union and the Ministry of Information Order No. 39 in China.

The television industry is subject to extensive regulation in the United States and other countries.  Our on-demand business is dependent upon the continued growth of the digital television industry in the United States and internationally.  Broadband companies are subject to extensive government regulation by the Federal Communications Commission and other federal and state regulatory agencies.  Recently, the FCC has attempted to expand its regulation of the cable industry pursuant to the Cable Communications Policy Act of 1984, which amended the Communications Act of 1934. The 1984 Cable Act established policies in the areas of ownership, channel usage, franchise provisions and renewals, subscriber rates and privacy, obscenity and lockboxes, unauthorized reception of services, equal employment opportunity, and pole attachments. The law also defined jurisdictional boundaries among federal, state and local authorities for regulating cable television systems which, among other provisions, allow for expanded regulatory powers when domestic cable penetration exceeds a threshold of 70%.  Additional regulations could have the effect of limiting capital expenditures by broadband companies and thus could have a material adverse effect on our business, financial condition and results of operations.  The enactment by federal, state or international governments of new laws or regulations could adversely affect our broadband customers, and thereby materially adversely affect our business, financial condition and results of operations.

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

Employees

As of June 30, 2008, we had 318 employees worldwide.  Of these employees, 264 were located in the United States and 54 were located internationally.  Our employees are not unionized.

Financial Information About Foreign And Domestic Operations And Export Sales

A summary of net sales (consolidated net sales reflects sales to unaffiliated customers) attributable to our foreign and domestic operations for the fiscal years ended June 30, 2008, 2007, and 2006 is presented in Note 11 to the consolidated financial statements included herein.

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

The risk factors below contain forward-looking statements regarding Concurrent.  Actual results could differ materially from those set forth in the forward-looking statements.  See “Cautionary Statements Regarding Forward-Looking Statements” on page 45.

Risks Related to Our Business

We incurred net losses in the past and may incur further losses in the future.

We incurred net losses of $12.2, $9.3, $7.7 and $5.7 million in fiscal years ended June 30, 2007, 2006, 2005, and 2004, respectively.  Our net income for the fiscal year ended June 30, 2008 was $265,000 and included a gain of $3.3 million from the settlement of cases with Vicor and C-COR.  As of June 30, 2008, we had an accumulated deficit of approximately $158.0 million.  We may incur additional net losses in the future.

A significant portion of our revenue has been, and is expected to continue to be, concentrated in a small number of customers.  If we are unsuccessful in maintaining and expanding relationships with these customers or lose any of these customers, our business will be adversely affected.

For the fiscal year ended June 30, 2008, Cox and Time Warner accounted for approximately 12% and 10% of our revenues, respectively.  For the fiscal year ended June 30, 2007, Cox, Comcast and Time Warner accounted for approximately 19%, 11% and 8%, respectively, of our revenues.  If we are unsuccessful in maintaining and expanding key relationships with these and other existing customers, our business will be materially adversely affected.  Further, if we are unsuccessful in establishing relationships with other large companies or experience problems in any of our systems, our ability to attract new customers and sell additional products to existing customers will be materially adversely affected.

Our VOD customers sometimes swap sites or purchase sites from competitors.  If we already have products deployed at a swapped site, the new owner may replace our products or discontinue maintenance with respect to such site.  Alternatively, forecasted revenues could be negatively impacted because the new owner of the site may not need to purchase products from us due to their existing agreement with us.

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

We typically do not have written agreements that require customers to purchase fixed minimum quantities of our products.  Our sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers’ budgets for capital expenditures and new product introductions.

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

We typically enter into confidentiality or license agreements with our employees, consultants, customers and vendors, in an effort to control access to and distribution of our proprietary information.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary technology without authorization.  The steps we take may not prevent misappropriation of our intellectual property, and the agreements we enter into may not be enforceable.  In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries.  Other companies, such as Acacia Technologies Group, USA Video Inc., Personalized Media Communication L.L.C., Vtran Media Technologies, the SCO Group, and our competitors, may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products.  Further, we have indemnification obligations with numerous customers that could require us to become involved in intellectual property litigation.  As a result, we may be found to infringe on the intellectual property rights of others.  In the event of a successful claim of infringement against us or against a customer to which we have an indemnification obligation, our business and operating results could be adversely affected.

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

Our working capital declined from $43.5 million on June 30, 2002 to $17.4 million on June 30, 2006 and was $25.7 million on June 30, 2008, after giving effect to a private placement in May of 2007 that generated net proceeds of approximately $12.6 million.  If our revenue does not increase and stabilize in future periods, we will continue to use cash from operating activities, which will cause working capital to further decline. If these losses continue, we may be forced to take extreme measures to continue the business, such as raising additional funds through an offering of stock at discounted prices, employee reductions, re-capitalization or reorganization transactions at undesirable prices, incurring significant debt at above market rates, or seeking bankruptcy protection.

The markets in which we operate are highly competitive, and we may be unable to compete successfully against our current and future competitors, which would adversely affect our business.

The markets for on-demand and real-time products are extremely competitive.  Our primary on-demand competitor, SeaChange International, is well funded and has been very successful in the VOD market.  Additionally, some smaller competitors have been acquired by larger public companies with experience in the industry.  This intense competition has negatively impacted our VOD revenues and may severely impact our success and ability to expand our on-demand deployments.

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

A list of the competitors faced by both of our markets and a categorization of our competitors is included under the Competition heading in the Business section in our Annual Report on Form 10-K for the year ended June 30, 2008.

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

We currently have strategic relationships with Oracle, Alcatel-Lucent, Cisco Systems and Motorola, among others.  We may be unsuccessful in maintaining these strategic relationships, or establishing new strategic relationships that may be an important part of future success.  In either event, our business could be adversely affected.

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

We derive a significant portion of our real-time revenues from the supply of systems under government contracts and/or orders.  For the fiscal year ended June 30, 2008, we recorded $9.3 million in sales to U.S. government prime contractors and agencies of the U.S. government, up $0.4 million, or 4% from the year ended June 30, 2007.  These sales represent approximately 13% of our total sales in both the fiscal year ended June 30, 2008 and 2007, respectively.  Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, changes in governmental policies and the imposition of budgetary constraints.  A loss of government contract revenues would have a material adverse effect on our business, results of operations and financial condition.

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

We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms.  These components include, for example, systems, system boards, memory, CPUs, mother boards, storage devices, software, and chassis.  We purchase product components from the following single suppliers: Dell, Xyratex, Qlogic, STEC, Curtis-Wright, Oracle, Kardios, KMA Systems, Supermicro, GE Fanuc, Data Device Corporation, Myricom, Pentair, and North Atlantic Industries.  In most cases, comparable products are available from other sources, but would require significant reengineering to conform to our system specifications.  Single-source suppliers accounting for 10% or more of these purchases were Xyratex (25%), Dell (21%) and Bell Micro Products (15%) for the fiscal year ended June 30, 2008.  For the fiscal year ended June 30, 2007, Xyratex (23%) and Dell (19%) were the only suppliers that accounted for more than accounted for more than 10% of Concurrent’s purchases.

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

We provide maintenance for a large number of legacy systems owned by customers in the real-time market.

A large percentage of the services we provide to customers who run our legacy hardware and systems as these systems age.  Over time, these systems will be replaced and the customers may not choose to purchase replacement systems from us.   In such a case our service revenue will be materially negatively impacted.

International sales accounted for approximately 25%, 26%, 27% and 29% of our revenue in fiscal years 2008, 2007, 2006 and 2005, respectively.  Accordingly, our business is susceptible to numerous risks associated with international operations.

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

In recent years North American and International markets in the deployment of video over telco networks and international cable networks have been slow to develop.  If there is limited adoption of VOD, further deployment delays or if we fail to participate in these new markets, we may not be able to broaden our customer base and expand revenues.  We have little commercial experience in these markets and cannot assure that we can be successful.  Our failure to do so could materially adversely affect our business, financial condition and results of operations.

The introduction of broadband internet VOD services for televisions may gain traction, thus replacing current VOD services and having a negative impact on Concurrent’s on-demand revenue.

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

Our facilities, especially our Pompano Beach, Florida facility, could be subject to severe weather that could shut down those facilities and halt production.

All of our facilities are, from time to time, subject to severe weather that could result in a temporary shut-down of the impacted facility.  However, our Pompano Beach, Florida facility is located in south Florida where there have been a number of hurricanes in recent years.  A hurricane could shut-down the Pompano Beach facility for extended periods thereby making it impossible for us to manufacture and ship products since all of our products are shipped out of those facilities.  Further, an extended shut-down could slow the release of software products for our real-time business since almost all the developers for those products are located at those facilities.

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

Risks Related to Our Industries

The success of our business is dependent upon the growth of the digital video market, which may not grow as we expect.  Any failure by the market to accept digital video technology will have a material adverse effect on our business.

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

The success of our business is dependent on the availability of, and the distribution windows for, movies, programs and other content.  If sufficient VOD content is not available on a timely basis, our on-demand business will be adversely affected.

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

In addition, we believe that the ultimate success of VOD will depend in part on the timing of the VOD distribution window.  The distribution window is the time period during which different mediums, such as home movie rental businesses, receive and have exclusive rights to motion picture releases.  Currently, video rental businesses have an advantage of receiving motion picture releases on an exclusive basis before most other forms of non-theatrical movie distribution, such as pay-per-view, premium television, VOD, basic cable and network syndicated television.  The length of the exclusive distribution window for movie rental businesses varies, typically ranging from 3 to 90 days for domestic video stores.  Thereafter, movies are made sequentially available to various television distribution channels.  We believe the success of VOD will depend in part on movies being available for VOD distribution either simultaneously with, or shortly after, they are available for video rental distribution.  The order, length and exclusivity of each window for each distribution channel are determined solely by the studio releasing the movie.  Given the size of the home video rental industry, the studios have a significant interest in maintaining that market.  We cannot assure you that favorable changes, if any, will be made relating to the length and exclusivity of the video rental and television distribution windows.

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

Our business is subject to governmental regulation.  Any finding that we have been or are in noncompliance with such laws could result in, among other things, governmental penalties or class action lawsuits.  Further, changes in existing laws or new laws may adversely affect our business.

We are subject to various international, U.S. federal, state and local laws affecting our on-demand and real-time product lines.  The television industry is subject to extensive regulation in the United States and other countries.  Our on-demand revenue is dependent upon the continued growth of the digital television industry in the United States and internationally.  Broadband companies are subject to extensive government regulation by the Federal Communications Commission and other federal and state regulatory agencies.  Recently, the FCC has attempted to expand its regulation of the cable industry pursuant to the Cable Communications Policy Act of 1984, which amended the Communications Act of 1934. The 1984 Cable Act established policies in the areas of ownership, channel usage, franchise provisions and renewals, subscriber rates and privacy, obscenity and lockboxes, unauthorized reception of services, equal employment opportunity, and pole attachments. The law also defined jurisdictional boundaries among federal, state and local authorities for regulating cable television systems which, among other provisions, allow for expanded regulatory powers when domestic cable penetration exceeds a threshold of 70%.  Additional regulations could have the effect of limiting capital expenditures by broadband companies and thus could have a material adverse effect on our business, financial condition and results of operations.  If we were found to be, or believed to be non-compliant with privacy laws, we could face substantial exposure to government fines or privacy litigation.  This risk is especially important for our Everstream products since these products, current and future, monitor set-top-box functions that could be impacted by privacy law protections. Additionally, regulations could have the effect of limiting capital expenditures by broadband companies and thus could have a material adverse effect on our business, financial condition and results of operations.  The enactment by federal, state or international governments of new laws or regulations could adversely affect our broadband customers, and thereby materially adversely affect our business, financial condition and results of operations.  Our real-time revenue is also subject to strict government regulation as the result of the government work we do.  The regulations deal with security clearances, privacy, employment practices, pricing, purchasing, intellectual property and integrity.  If we were ever found in violation or if out of tolerance, our production and resultant revenues could be halted or significantly delayed.

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

Uncertainties in the domestic and global economies may reduce demand for our products and services.

Another factor that may negatively affect our operating results is the current uncertain condition of the domestic and global economy.  The current uncertainty in economic conditions in many of our markets may have an affect on demand for our products and render budgeting and forecasting difficult. The difficulty in forecasting demand increases the difficulty in anticipating our inventory requirements, which may cause us to over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, affecting our ability to meet customer requirements.

Our operating results may vary based on changes in our customers’ capital expenditures caused by uncertain conditions in the domestic and global economy. We sell our solutions primarily to large organizations whose businesses fluctuate with general economic and business conditions. As a result, decreased demand for our solutions and services caused by a weakening global economy may cause a decline in our revenue. Historically, economic downturns have resulted in overall reductions in corporate spending.  In the future, potential customers may decide to reduce their budgets for capital expenditures by deferring or reconsidering product purchases, which would negatively impact our operating results.

Our stock price has been volatile in the past and may be volatile in the future.

Our common stock is traded on the NASDAQ Global Market.  For the twelve months ended June 30, 2008, the high and low prices reported on the NASDAQ Global Market were $18.80 and $5.90, respectively.  Further, as of August 25, 2008, the price as reported on the NASDAQ Global Market was $6.86.  Stock prices reflect the one-for-ten reverse stock split, made effective on July 9, 2008.  The market price of our common stock may fluctuate significantly in the future in response to various factors, some of which are beyond our control, including, among others:

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

A sustained period of low stock price brings with it a risk that our stock will not comply with the minimum trading-price rules of the NASDAQ Global Market, and may be subject to delisting, thus significantly impacting the liquidity of our stock and our access to public capital.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal facilities as of June 30, 2008, are listed below.  All of the principal facilities are leased.  Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

Location	Principal Use	Expiration Date Of Lease	Approx. Floor Area
			(Sq. Feet)
4375 River Green Parkway Suite 100 Duluth, Georgia	Corporate Headquarters, Administration, Research & Development, Service, Sales and Marketing	November 2009	36,600

2881 Gateway Drive Pompano Beach, Florida	Administration, Research & Development, Manufacturing, Service, Sales and Marketing	December 2013	30,000

6001 Cochran Road, Suite 300 Solon, OH 44139	Everstream Research & Development, and Support	May 2009	10,000

In addition to the facilities listed above, we also lease space in various domestic and international industrial centers for use as sales and service offices and warehousing.

Item 3. Legal Proceedings.

We are not presently involved in any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

A Special Meeting of Shareholders was held on July 8, 2008 to approve an amendment to Concurrent’s Certificate of Incorporation which would effect a one-for-ten reverse split of Concurrent’s Common Stock.

The amendment was approved based upon the following voting results:

For	55,061,601
Against	14,219,026
Abstain	192,483

Item X. Officers of the Registrant.

Our officers are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal.  Set forth below are the names, positions, and ages of executive officers as of August 27, 2008:

Name	Position	Age

Dan Mondor	Chief Executive Officer	53
Kirk L. Somers	Executive Vice President	43
Emory O. Berry	Chief Financial Officer	42

Dan Mondor, President, Chief Executive Officer, and Director.  Mr. Mondor joined Concurrent as Chief Executive Officer and Director on April 23, 2008.  Mr. Mondor has over 28 years of industry experience with leading global corporations in general management, sales, marketing and strategic planning.  Prior to joining Concurrent, Mr. Mondor held a number of senior executive positions with Mitel Networks, Inc., Nortel Networks, Inc. and Siemens Corporation.  Most recently he was president of Mitel Networks, Inc. with responsibility for Mitel’s U.S. region.  Prior to joining Mitel, he was vice president of Solutions at Nortel and has held a number of senior executive positions during his 16 year career at Nortel. He was with Siemens AG from 1984 to 1990 and began his career with Bell-Northern Research.  Mr. Mondor has a Masters of Engineering from the University of Ottawa and a BS in Electrical Engineering from the University of Manitoba.

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

Emory O. Berry, Chief Financial Officer and Executive Vice President of Operations.  On August 1, 2008, we hired Mr. Berry as our Chief Financial Officer and Executive Vice President of Operations.  Mr. Berry has been serving as the Company’s Chief Financial Officer through the financial management staffing firm TechCFO, LLC (“TechCFO”) since March 9, 2007.  Mr. Berry had been an active partner at TechCFO since August 2006.  Beginning in August 1999, Mr. Berry served as the Chief Financial Officer of DVT Corporation, until its acquisition in May 2005 by Cognex Corporation, a publicly traded provider of machine vision systems.  From May 2005 through January 2007, Mr. Berry assisted Cognex with the financial and operational integration of DVT as a consultant.  From June 1998 through March 1999, Mr. Berry served as Chief Financial Officer and Treasurer of Firearms Training Systems, formally, a publicly traded company specializing in simulated weapons training systems.  Mr. Berry also served as the Director of Corporate Accounting of Firearms Training Systems from March 1997 through June 1998.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is currently traded under the symbol “CCUR” on the NASDAQ Global Market.  The following table sets forth the high and low sale for our Common Stock for the periods indicated, as reported by the NASDAQ Global Market.

Fiscal Year 2008
Quarter Ended:	High (1)	Low (1)

September 30, 2007	$18.80	$12.20
December 31, 2007	$13.60	$7.20
March 31, 2008	$9.00	$6.03
June 30, 2008	$8.68	$5.90

Fiscal Year 2007
Quarter Ended:	High (1)	Low (1)

September 30, 2006	$26.00	$13.50
December 31, 2006	$20.50	$15.90
March 31, 2007	$19.00	$12.10
June 30, 2007	$19.40	$12.60

(1)	Restated to reflect the one-for-ten reverse stock split, made effective July 9, 2008.

As of August 25, 2008, there were 8,293,000 shares of Common Stock outstanding, held by approximately 1,518 registered stockholders with a closing price on the NASDAQ Global Market of $6.86.

We have never declared or paid any cash dividends on our capital stock.  We do not anticipate paying a dividend at any time in the immediate future.

On June 23, 2008, our Board authorized the repurchase of up to $2.5 million of our common stock, through a stock repurchase program. Under the share repurchase program, we may repurchase shares from time to time at the discretion of a stock repurchase committee in accordance with applicable securities laws in the open market or in privately negotiated transactions.  Repurchases will depend upon market conditions and other factors, and repurchases may be commenced or suspended from time to time at our discretion, without prior notice.  We do not intend to repurchase any shares from our management, directors or other insiders.  We have not repurchased any shares of our common stock as of June 30, 2008.

STOCK PRICE PERFORMANCE GRAPH

The graph below compares the total returns (assuming reinvestment of dividends) of Concurrent’s common stock, The Nasdaq Stock Market (U.S. companies), and the Nasdaq Computer Manufacturers Index.  The graph assumes $100 invested on June 30, 2003 in Concurrent common stock and each of the indices.

Comparison of Five Year-Cumulative Total Returns
Performance Graph for
Concurrent Computer Corporation

	6/30/2003	6/30/2004	6/30/2005	6/30/2006	6/29/2007	6/30/2008
CCUR	$100.00	$67.81	$72.95	$89.38	$61.30	$23.29
Nasdaq Stock Market (US Companies)	$100.00	$126.05	$127.42	$135.53	$161.50	$140.65
Nasdaq Computer Manufacturers	$100.00	$108.65	$136.41	$122.00	$174.18	$140.98

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

Selected Consolidated Financial Data
(Dollars in thousands, except per share amounts)

	Year ended June 30,
Income Statement Data	2008		2007	2006		2005		2004
Net sales	$70,816		$69,149	$71,612		$78,685		$79,235
Gross margin	38,099		32,361	35,369		38,776		38,722
Operating loss	(3,887)		(11,793)	(9,580)		(7,457)		(8,540)
Income (loss) before cumulative effect of accounting change	265		(12,171)	(9,022)		(7,729)		(5,725)
Cumulative effect of accounting change (net of income tax)	-		-	(323	) (2)	-		-
Net income (loss)	265	(1)	(12,171)	(9,345	) (2)	(7,729	) (3)	(5,725	) (4)
Net income (loss) per share:
Basic (5)	$0.03	(1)	$(1.67)	$(1.35	) (2)	$(1.23	) (3)	$(0.91	) (4)
Diluted (5)	$0.03	(1)	$(1.67)	$(1.35	) (2)	$(1.23	) (3)	$(0.91	) (4)

	At June 30,
Balance Sheet Data	2008		2007	2006		2005		2004
Cash and cash equivalents	$27,359		$20,416	$14,423		$19,880		$27,928
Working capital	25,681		22,232	17,383		22,911		26,378
Total assets	75,539		74,133	68,758		63,977		74,542
Debt	949		1,077	1,583		2,537		-
Stockholders' equity	47,428		46,595	43,774		38,353		45,726

(1)
Net income for the year ended June 30, 2008 includes a $1.9 million gain on arbitration settlement- net, related to alleged defective parts provided to Concurrent by one of its suppliers and a $1.4 million recovery of minority investment- net, related to proceeds received from the liquidation of the remaining assets of Thirdspace Living Limited (“Thirdspace”), for the partial recovery of the previously recognized impairment charge of our investment in Thirdspace.

(2)
In March 2005, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 47 (“FIN 47”), Accounting for Asset Retirement Obligations – an interpretation of FASB Statement No. 143. FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  We are required to record an asset and a corresponding liability for the present value of the estimated asset retirement obligation associated with the leasehold improvements at some of our international locations.  The asset is depreciated over the life of the corresponding lease while the liability accretes to the amount of the estimated retirement obligation.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  We adopted FIN 47 on June 30, 2006 with a $0.3 million cumulative effect of accounting change (net of tax) recorded in Concurrent’s results of operations.  This charge is a combination of depreciation and accretion expense.

(3)
Net loss for the year ended June 30, 2005 includes $0.4 million impairment charge related to our investment in Everstream, net of a $0.1 million recovery of a previously recognized impairment charge related to our investment in Thirdspace.

(4)	Net loss for the year ended June 30, 2004 includes $3.1 million from the partial recovery of the previously recognized impairment charge related to our investment in Thirdspace.

(5)	Restated to reflect the one-for-ten reverse stock split, made effective July 9, 2008. See Subsequent Events footnote 19 for additional information.

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

Overview

On April 8, 2008, our Board of Directors appointed Dan Mondor as the CEO and President of Concurrent effective immediately upon the resignation of Mr. Trimm on April 23, 2008.  Mr. Mondor also serves as a director of Concurrent.  Mr. Mondor was most recently with Mitel Networks, Inc. (“Mitel”), where he served as president from 2007 to 2008.  Prior to joining Mitel, Mr. Mondor was with Nortel Networks Corp. (“Nortel”) from 1990 to 2007 where he served in various capacities, concluding his service as vice president of solutions.

On June 23, 2008, our Board authorized the repurchase of up to $2.5 million of our common stock, through a stock repurchase program. Under the share repurchase program, we may repurchase shares from time to time at the discretion of a stock repurchase committee in accordance with applicable securities laws in the open market or in privately negotiated transactions.  Repurchases will depend upon market conditions and other factors, and repurchases may be commenced or suspended from time to time at our discretion, without prior notice.  We do not intend to repurchase any shares from our management, directors or other insiders.  We have not repurchased any shares of our Common Stock as of June 30, 2008.

The on-demand market has a limited number of customers, a number of well-financed competitors, and requires significant research and development expenditures.  As a result, competition is significant within the on-demand business.  During our fiscal 2008, Comcast notified us that our MediaHawk video platform was not approved for future deployments and that our existing deployed on-demand systems would be eventually removed from service.  Comcast accounted for a nominal portion of our on-demand system product sales over the past few years.  Comcast’s decision may have an adverse impact on future maintenance and support service revenue.  Additionally, during our fiscal 2008, Cox Communications entered into a multi-year product purchase and licensing agreement with us, with the intention of deploying our on-demand systems to all of its markets.

Our business plan assumes greater demand from our customers.  We believe we are better positioned with new products than in previous periods.  Our Everstream subsidiary is continuing to gain subscribers and introduce new and innovative software products that address the traditional on-demand market as well as new markets such as satellite, audience measurement, advanced advertising, and IPTV.  We cannot assure the timing or success of any of these initiatives.

We are evaluating the targeted video advertising market over cable networks and the internet to determine if there are opportunities to sell our current products or develop new products.  We are focused on utilizing our video and analytics expertise, existing and newly developed software, and our patent portfolio to address these markets.  We are in the midst of this process and believe that it may have a positive impact on our business.  However, we cannot assure the success of this initiative.

Our real-time software initiatives have not come to fruition as quickly as expected.  Sales of our software-only real-time operating system to financial customers have been less successful and slower to finalize than anticipated.  Further, our relationship with Novell has not generated the revenue that we expected and has been terminated.  We are taking steps to independently address this market.

Furthermore, we believe we are executing our business plan and expense reduction initiatives to achieve profitability.  We will continue to review and realign our cost structure as needed, balanced with investing in the business to increase revenues.

Recent Events

On July 8, 2008, our shareholders approved a one-for-ten reverse stock split and the reverse stock split became effective on July 9, 2008.  Pursuant to the reverse stock split, every ten shares of our common stock have been combined into one share of common stock.  The number of shares subject to our outstanding options and warrants have been reduced in the same ratio as the reduction in the outstanding shares, and the per share exercise price of those options and warrants have been increased in direct proportion to the reverse stock split ratio.   Earnings per share computations, balance sheets, and footnote presentation of shares and share equivalents for fiscal 2008 and prior periods have been restated to reflect the reverse stock split.  The one-for-ten reverse stock split will have no impact on the authorized number of shares.

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

Software and Hardware Sales

On-demand and real-time product revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”) and related amendments, SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition”, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”.  Our standard contractual arrangements with our customers generally include the delivery of a hardware and software system, certain professional services that typically involve installation and training, and ongoing software and hardware maintenance.  The software component of the arrangement is considered to be essential to the functionality of the hardware.  Therefore, in accordance with Emerging Issues Task Force No. 03-5, “Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software”, the hardware and the hardware maintenance components are considered software related and the provisions of SOP 97-2 apply to all elements of the arrangement.  Under multiple element arrangements, we allocate revenue to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value.  Our VSOE of fair value is determined based on the price charged when the same element is sold separately.  If VSOE of fair value does not exist for all elements in a multiple element arrangement, we recognize revenue using the residual method.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue.  Where fair value of undelivered elements has not been established, the total arrangement is recognized over the period during which the services are performed.

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

Professional Services

Professional services revenue is primarily generated from integration of third party software interfaces, training, and hardware installation.  These services are often completed within 90 days from the shipment of the order.  Under multiple element arrangements, we allocate revenue to the various elements based on VSOE of fair value.  We determine VSOE of fair value for the services based on the standard rate per hour or fixed fee used when similar services are sold separately.  Revenues from these services are recognized when the services are performed.

Hardware and Software Maintenance

We recognize revenue from maintenance services in accordance with SOP 97-2.  Depending upon the specific terms of the customer agreement, we may include warranty as part of the purchase price.  In accordance with SOP 97-2 and, depending upon the specific terms of the customer agreement, we either accrue the estimated costs to be incurred in performing maintenance services at the time of revenue recognition and shipment of product, or we defer revenue associated with the maintenance services to be provided during the warranty period based upon the value for which we have sold such services separately when they are renewed by existing customers.  For those arrangements in which the maintenance period is less than or equal to one year, we accrue the estimated costs to be incurred in providing services.  In accordance with paragraph 59 of SOP 97-2, we have determined that the maintenance fee is part of the initial license fee, the maintenance period is for one year or less, the estimated cost of providing the services are immaterial, and upgrades and enhancements offered during maintenance arrangements historically have been and are expected to continue to be minimal and infrequent.  Actual costs are then charged against the warranty accrual as they are incurred.  For those arrangements in which the maintenance period is greater than one year, we defer revenue based upon the value for which we have sold such services separately.  This revenue is then recognized on a straight line basis over the warranty period.

Other

We record reimbursable out–of–pocket expenses in both services and maintenance net sales and as a direct cost of services and maintenance in accordance with EITF Issue No. 01–14,  Income Statement Characterization of Reimbursements Received for “Out–of–Pocket” Expenses Incurred . In accordance with EITF Issue No. 00–10, Accounting for Shipping and Handling Fees, the reimbursement by customers of shipping and handling costs are recorded in software and other net sales and the associated cost as a cost of sale.  We account for sales taxes on a net basis in accordance with EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation).

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

Impairment of Goodwill and Trademark

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (our annual testing date is July 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach.

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

The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws.  We are subject to income taxes in the U.S. and numerous foreign jurisdictions.  Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities.  In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain.  In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities.  Therefore, an accrual for uncertain tax positions is provided for, when necessary, in accordance with the requirements Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (“FIN 48”).  In the event that we have accruals for uncertain tax positions, these accruals are reviewed quarterly and reversed upon being sustained under audit, the expiration of the statute of limitations, new information, or other determination by the taxing authorities.  The provision for income taxes includes the impact of changes in uncertain tax positions.  Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions.  Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with  SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and requires application of a fair-value-based measurement method in accounting for share-based payment transactions with employees.  Assumptions used to estimate compensation expense from issuance of share-based compensation are based, to some extent, on historical experience and expectation of future conditions.  To the extent we issue additional share-based compensation, or assumptions regarding previously issued share-based compensation change, our future share-based compensation expense may be positively or negatively impacted.

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

Selected Operating Data as a Percentage of Net Sales

The following table sets forth our consolidated historical operating information, as a percentage of total revenues, unless otherwise noted, for the periods indicated:

	Year Ended June 30
	2008	2007		2006
Revenue (% of total sales):
Product	62.4%	67.3%		69.3%
Service	37.6	32.7		30.7
Total revenue	100.0	100.0		100.0
Cost of sales (% of respective sales category):
Product	49.7	55.8		50.4
Service	40.4	47.8		51.0
Total cost of sales	46.2	53.2		50.6
Gross margin	53.8	46.8		49.4

Operating expenses:
Sales and marketing	22.2	23.7		23.1
Research and development	23.5	25.5		26.3
General and administrative	13.6	14.7		13.4
Total operating expenses	59.3	63.9		62.8
Operating loss	(5.5)	(17.1)		(13.4)
Gain on arbitration settlement, net	2.7	-		-
Recovery minority investment, net	2.0	-		-
Interest income, net	1.0	0.1		0.3
Other income, net	0.2	0.0		0.8

Income (loss) before income taxes	0.4	(17.0)		(12.3)

Provision for income taxes	-	0.6		0.3
Income (loss) before cumulative effect of accounting change	0.4	(17.6)		(12.6)
Cumulative effect of accounting change (net of income taxes)	-	-		(0.4)

Net income (loss)	0.4%	(17.6	) %	(13.0	) %

Results of Operations

We recognize revenue for product sales in accordance with the appropriate accounting guidance as described in our critical accounting policies.  We recognize revenue from customer service plans ratably over the term of each plan, which are typically between one and three years.

Custom engineering services are often completed within 90 days from receipt of an order.  Revenues from these services are recognized upon completion and delivery of the product to the customer.  In certain instances, our customers require significant customization of both the software and hardware products.  In these situations, the services are considered essential to the functionality of the software and, therefore, the revenue from the arrangement, with the exception of maintenance,  is recognized in conformity with Accounting Research Bulletin (“ARB”) No. 45, Long Term Construction Type Contracts and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.  If we are able to determine reasonable estimates of the cost of the arrangement, we record the value of the entire arrangement (excluding maintenance) as the project progresses based on actual costs incurred compared to the total costs expected to be incurred through completion.  If we are unable to reasonably estimate the costs to complete the arrangement, all revenue is deferred until the contract is completed.

Cost of sales consists of the cost of the computer systems sold, including amortization of software development costs, labor, material, overhead and third party product costs.  Cost of sales also includes the salaries, benefits and other costs of the maintenance, service and help desk personnel associated with product installation and support activities.

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

General and administrative expenses consist primarily of salaries, benefits and travel expenses of management and administrative personnel, human resources, information systems, insurance, investor relations, accounting and fees for legal, accounting, and other professional services.

Fiscal Year 2008 in Comparison to Fiscal Year 2007

The following table sets forth summarized consolidated financial information for each of the two fiscal years ended June 30, 2008 and 2007 as well as comparative data showing increases and decreases between periods.

	Year ended June 30,
(Dollars in Thousands)	2008	2007	$ Change	% Change
Product revenue	$44,157	$46,549	$(2,392)	(5.1%)
Service revenue	26,659	22,600	4,059	18.0%
Total revenue	70,816	69,149	1,667	2.4%
Product cost of sales	21,945	25,982	(4,037)	(15.5%)
Service cost of sales	10,772	10,806	(34)	(0.3%)
Total cost of sales	32,717	36,788	(4,071)	(11.1%)
Product gross margin	22,212	20,567	1,645	8.0%
Service gross margin	15,887	11,794	4,093	34.7%
Total gross margin	38,099	32,361	5,738	17.7%
Operating expenses:
Sales and marketing	15,693	16,366	(673)	(4.1%)
Research and development	16,624	17,616	(992)	(5.6%)
General and administrative	9,669	10,172	(503)	(4.9%)
Total operating expenses	41,986	44,154	(2,168)	(4.9%)
Operating loss	(3,887)	(11,793)	7,906	(67.0%)

Gain on arbitration settlement, net	1,900	-	1,900	NM (1)
Recovery of minority investment, net	1,415	-	1,415	NM (1)
Other income, net	884	80	804	NM (1)
Income (loss) before provision for income taxes	312	(11,713)	12,025	NM (1)

Provision for income taxes	47	458	(411)	(89.7)%

Net income (loss)	$265	$(12,171)	$12,436	NM (1)

(1) NM denotes percentage is not meaningful

Product Sales.  Total product sales for fiscal year 2008 were approximately $44.2 million, a decrease of approximately $2.4 million, or 5.1%, from approximately $46.5 million for fiscal year 2007.  The decrease in product sales resulted from the $5.0 million, or 16.3%, decrease in on-demand product sales to $25.6 million in fiscal year 2008, from $30.6 million in fiscal year 2007.  The decrease in on-demand revenue was driven by $2.6 million and $2.1 million decreases in sales in North America and Japan, respectively.  The decrease in North American on-demand sales was primarily a result of a prior year sale of our latest generation on-demand system to a North American multiple service operator that newly deployed on-demand service in its largest market.  Additionally, on-demand product sales in Japan decreased $2.1 million in fiscal 2008, compared to the same period in the prior year, primarily due to prior year sales to a Japanese cable distributor for a custom web client project that did not recur in the current year.  Fluctuation in on-demand revenue is often due to the fact that a significant percentage of revenue is attributable to periodic large purchases by a small base of large customers.

Partially offsetting the decrease in on-demand product sales, real-time product sales increased approximately $2.6 million, or 16.3%, to $18.5 million in fiscal year 2008 from $15.9 million in fiscal year 2007.   Sales of real-time systems increased primarily due to delivery of several simulation and image generator systems to defense contract and automotive industry customers in North America and Europe, compared to the same period in the prior year.

Service Revenue.  Total service revenue for fiscal 2008 was $26.7 million, an increase of approximately $4.1 million, or 18.0%, from $22.6 million for fiscal 2007.  Service revenue associated with on-demand products increased $3.3 million, or 26.2%, as we continued to expand our base of on-demand market deployments and data collection and reporting software that requires maintenance and support services.  Also, during fiscal 2008 we recognized additional maintenance and support revenue related to customers for whom we provided service and support during the latter half of fiscal 2007, but that was not recognized until collectibility was reasonably assured during our fiscal year 2008.  Furthermore, we generated $0.9 million more installation revenue in fiscal year 2008, compared to the same period in the prior year primarily due installation of a large system order that was delivered at the end of fiscal 2007 but for which installation services were purchased and provided in fiscal year 2008.  We expect that service revenue for on-demand products may continue to grow at a diminishing rate in future quarters as new, less expensive products replace older products currently under service contracts.

The increase in on-demand service revenues was accompanied by a $0.8 million, or 7.5%, increase in service revenue related to real-time products.  We believe service revenue associated with real-time products is beginning to stabilize.  For years we have experienced a steady decline in real-time service revenues, as our legacy systems have been removed from service and, to a lesser extent, from customers purchasing our new products that produce less service revenue.  The remaining legacy systems are currently being removed from service at a slower rate than the rate at which we are accumulating new maintenance service revenue from our expanding base of new real-time systems.  We expect real-time service revenues to remain somewhat level over the next twelve months, but that these revenues will ultimately decline further, partially offset by newer system service, as additional legacy systems continue to be removed from service.  Further, there are a few legacy service contracts that are quite large.  If and when these contracts are terminated, we expect service revenue will decrease in relatively large increments.

Product Gross Margin.  Product gross margin was $22.2 million for fiscal year 2008, an increase of approximately $1.6 million, or 8.0%, from $20.6 million for fiscal year 2007.  Product gross margin as a percentage of product revenue increased to 50.3% in fiscal year 2008 from 44.2% in fiscal year 2007.  Product gross margins, as a percentage of product revenue, increased primarily due to a favorable product mix, as well as technological advances in our systems allowing us to utilize less hardware per system, coupled with a lower fixed component of labor and overhead and our ability to purchase product components at lower prices during fiscal year 2008, compared to the same period in the prior year.

Service Gross Margin.  The gross margin on service revenue increased approximately $4.1 million, or 34.7%, to $15.9 million, or 59.6% of service revenue for fiscal year 2008 from $11.8 million, or 52.2% of service revenue for fiscal year 2007.  The increase in service margins was primarily due to the fact that we recognized additional maintenance and support revenue related to customers for whom we provided service and support during the first half of calendar year 2007, but that was not recognized until collectibility was reasonably assured during fiscal year 2008.  We do not expect this situation to repeat in future years.  We also had additional maintenance revenue generated from our expanding customer base.  Improved margins were further attributable to service cost of sales decreasing by less than $0.1 million for fiscal year 2008, compared to the prior fiscal year, as our newer systems require less support infrastructure and we have focused on managing costs of the infrastructure that is necessary to fulfill service and support provided for our products.  We expect to maintain slightly lower service margins as we continue to expand our support revenue base and manage costs related to our maintenance and support infrastructure.

Sales and Marketing.  Sales and marketing expenses decreased approximately $0.7 million, or 4.1% to $15.7 million in fiscal year 2008 from $16.4 million in fiscal year 2007.  The decrease in sales and marketing expense was primarily driven by a $0.4 million decrease in worldwide sales and marketing salaries, wages and benefits in fiscal year 2008, compared to the same period of the prior year that resulted from a reduction of our worldwide sales and marketing workforce in the prior fiscal year.  In the prior fiscal year we also incurred an additional $0.3 million of severance as a result of the worldwide workforce reduction, compared to the current fiscal year.  These cost reductions were part of our business plan and expense reduction initiatives to achieve profitability.

Research and Development.  Research and development expenses decreased approximately $1.0 million, or 5.6%, to $16.6 million in fiscal year 2008 from $17.6 million in fiscal year 2007.  Research and development expenses decreased primarily because we incurred $0.7 million less depreciation expense related to development and test equipment during fiscal year 2008, compared to the same period in the prior year, as a result of a downward trend in capital expenditures for development and test equipment over the past few years.  The decrease in research and development expenses was further attributable to a $0.3 million reduction in lease costs during fiscal year 2008, compared to the same period in the prior year, primarily due to moving our UK development team to a less expensive office during the current fiscal year.

General and Administrative.  General and administrative expenses decreased approximately $0.5 million, or 4.9%, to $9.7 million in fiscal year 2008, from $10.2 million in fiscal year 2007.  This decrease in general and administrative expenses resulted from a prior year $0.4 million severance charge for our chief operating officer, who was terminated in fiscal year 2007 and, pursuant to his employment agreement, received one year of severance equal to the value of his salary and benefits.  Additionally, insurance expense decreased by $0.5 million in fiscal year 2008, compared to the same period of the prior year, due to our ability to obtain more favorable insurance pricing in the current year.  Partially offsetting these general and administrative cost reductions, during fiscal year 2008 we incurred approximately $0.3 million of severance charges for termination of part of our administrative workforce in Europe, Australia and North America as part of our business plan to reduce operating costs going forward.  Furthermore, we incurred approximately $0.2 million of additional share-based compensation expense, primarily due to issuance of additional stock options during the year.

Gain on Arbitration Settlement, Net.  In August 2007, we reached an agreement with Vicor, Inc. (“Vicor”) a supplier of ours, to settle the claims in the pending arbitration between the two parties, in exchange for a full release.  In the arbitration, we alleged that in 2002 and 2003 we experienced high failure rates in our MediaHawk 2000 and 3000 series on-demand servers as a result of defective power converters manufactured by Vicor.  We asserted claims for breach of contract and fraud.  Our alleged damages consisted of material and labor costs associated with the replacement of the defective parts, internal engineering costs, loss of market share, and attorney fees, as well as exemplary damages.  We settled for approximately $2.4 million, from which approximately $0.5 million of attorney fees were deducted and we received the net proceeds of $1.9 million in fiscal year 2008.  We do not anticipate any further proceeds from this settlement.

Recovery of Minority Investment, Net.  In fiscal year 2003, we recorded a $13.0 million net impairment charge due to an “other-than-temporary” decline in the market value of an equity investment in Thirdspace Living Limited (“Thirdspace”).  At the end of fiscal year 2003, Thirdspace was sold to Alcatel Telecom Ltd. and placed into liquidation.  The liquidation of Thirdspace assets resulted in a recovery for us of $3.1 million of our previously impaired investment, in aggregate, during fiscal year 2004.  Thirdspace’s only significant remaining asset subsequent to the aforementioned transactions was a right to 40% of amounts recovered by nCube Corporation (“nCube”), now part of Arris Group, Inc., if any, from the lawsuit brought by nCube against SeaChange International, Inc., alleging patent infringement.  On January 9, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court’s decision in favor of nCube.  On September 28, 2007, nCube, Alcatel and Concurrent agreed upon the terms of distributing this Thirdspace asset and we received $1.4 million of net proceeds.  Consistent with previous recoveries of the impaired Thirdspace investment, we recorded the $1.4 million as a “Recovery of minority investment” within the Statement of Operations during fiscal year 2008.  We do not anticipate further proceeds related to the liquidation of Thirdspace.  As part of the arrangement with nCube and Alcatel, we also eliminated transferability concerns regarding our license to U.S. patent numbers 5,805,804 and 5,623,595.  The agreement provides that licenses to these patents may be transferred to an acquirer of Concurrent or Concurrent’s on-demand business, so long as the acquirer has not been formally identified as an Alcatel license target.

Interest Income, Net.  During the fiscal year 2008, interest income, net of interest expense, increased $0.6 million, compared to the same period in the prior year, due to an increase in cash available for short-term cash investments.  This increase in cash resulted from proceeds generated by our private placement during the fourth quarter of the prior fiscal year and positive cash flow from operations during fiscal year 2008.

Provision for Income Taxes.  We recorded income tax expense for our domestic and foreign subsidiaries of $47,000 in fiscal year 2008.  We recorded income tax expense of $0.5 million for our domestic and foreign subsidiaries in fiscal year 2007.  Income tax expense for fiscal years 2008 and 2007 was primarily attributable to income earned in foreign locations that cannot be offset by net operating loss carryforwards, net of the release of $0.5 million of valuation allowances in fiscal 2008 for our Japan and UK subsidiaries, as we believe it is more likely than not that we will recognize these tax benefits.

Net Income (Loss).  The net income (loss) for fiscal year 2008 was $0.3 million or $.03 per basic and diluted share compared to a net loss for fiscal year 2007 of $(12.2) million or $(1.67) per basic and diluted share.

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

Partially offsetting the decrease in real-time product sales, on-demand product sales increased approximately $4.7 million, or 18.3%, to $30.6 million in fiscal year 2007 from $25.9 million in fiscal year 2006.  The increase in on-demand product revenue was driven by $5.2 million and $0.4 million increases in sales in North America and Asia, respectively.  The increase in on-demand product revenue was primarily generated by the sale of our next generation on-demand system to a North American multiple service operator that is newly deploying on-demand services in its largest market, and also due to on-demand system and storage expansion at other existing North American customer sites.  On-demand product revenue increased in Asia primarily due to delivery of a customized web client software solution to a Japanese cable distributor.  Partially offsetting the increase in on-demand product revenue in North American and Asia was a $0.9 million decrease in European on-demand product revenue during fiscal year 2007, compared to fiscal year 2006.  The decrease in European on-demand product revenue resulted from significant initial site deployments of on-demand systems in the prior fiscal year.  During fiscal year 2007, European on-demand product revenue was driven by expansions of existing sites, which generated less sales volume than initial deployments.  Fluctuation in on-demand revenue is often due to the fact that we have a small base of large customers making periodic large purchases that account for a significant percentage of revenue.

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

Sales and Marketing.  Sales and marketing expenses decreased approximately $0.2 million, or 1.3%, to approximately $16.4 million in fiscal year 2007 from approximately $16.6 million in fiscal year 2006.  This decrease is primarily due to a $1.0 million reduction in salaries, wages and benefits and $0.1 million decrease in travel expense during fiscal year 2007, compared to the same period in the prior year, resulting from the termination of a part of our sales and marketing workforce during the beginning of our fiscal year 2007, in an effort to reduce operating expenses.  Additionally, we experienced a $0.1 million reduction in commissions primarily associated with a decline in real-time product sales.  Partially offsetting these cost savings, we incurred an additional $0.7 million of severance as a result of these terminations, compared to the same period of the prior year.  We also incurred an additional $0.4 million in depreciation expense in fiscal year 2007 related to our new MediaHawk 4500 on-demand systems that are being used as demonstration systems for customers.

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

General and Administrative.  General and administrative expenses increased $0.6 million, or 6.1% to $10.2 million in fiscal year 2007 from $9.6 million in fiscal year 2006.  During fiscal year 2007, our chief operating officer was terminated and, pursuant to his employment agreement, he will receive one year of severance equal to the value of his salary and benefits.  This action resulted in approximately $0.4 million of additional severance expense during fiscal year 2007.  Additionally, we recorded $0.2 million of additional legal expenses and an additional $0.2 million of salaries, wages and benefits during fiscal year 2007, compared to fiscal year 2006.  Additional salaries wages and benefits resulted primarily from additional administrative personnel related to our Everstream subsidiary that was added in the first half of fiscal year 2006.  These additional costs were partially offset by $0.4 million less bad debt expense resulting from a prior year increase in the reserve related to one particular customer, and subsequent decrease in the reserve in fiscal 2007 primarily due to settlement of this particular customer account.

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

Cumulative Effect of Accounting Change.  The Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 47, Accounting for Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (“FIN 47”), which requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated.  FIN 47 was effective no later than the end of fiscal years ending after December 15, 2005.  We adopted FIN 47 on June 30, 2006, recording a $0.3 million cumulative effect of accounting change (net of tax) in our consolidated Statement of Operations.  This amount resulted from our obligation to restore certain of our leased facilities to their original condition, upon eventual non-renewal of the applicable lease agreements and represents accretion of interest for the asset retirement obligation and depreciation of the associated leasehold improvement.  In fiscal 2007 we recorded approximately $23,000 of expense related to continued accretion of our lease restoration obligations.

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

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•	the rate of growth or decline, if any, of on-demand market expansions and the pace at which domestic and international cable companies and telephone companies implement on-demand technology;

•	the rate of growth or decline, if any, of deployment of our real-time operating systems and tools;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product sales;

•	our ability to leverage the potential of Everstream, including advanced advertising and other to be identified initiatives;

•	our ability to raise additional capital, if necessary;

•	our ability to obtain additional bank financing, if necessary;

•	our ability to meet the covenants contained in our Credit Agreement;

•	timing of product shipments, which typically occur during the last month of the quarter;

•	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles; and

•
the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases.

Uses and Sources of Cash

We generated approximately $7.6 million of cash from operating activities during fiscal year 2008 compared to using $3.9 million of cash from operating activities during fiscal year 2007.  The operating cash inflow was primarily attributable to improved operating results and $1.9 million of net cash proceeds received from an arbitration settlement related to a supplier dispute.  We do not anticipate further cash proceeds related to this settlement.  The prior period cash usage resulted primarily from operating losses.

During fiscal year 2008, we received $1.4 million of net cash proceeds from the monetization of remaining assets of Thirdspace, an entity that we purchased a minority interest in during fiscal 2002, and that was subsequently liquidated.  We do not anticipate further cash proceeds related to the liquidation of Thirdspace.

We invested $2.3 million in property, plant and equipment during fiscal year 2008 compared to $2.5 million during fiscal year 2007.  Capital additions during each of these periods related primarily to product development and testing equipment, sales demonstration equipment, and leasehold improvements during fiscal year 2008.  We expect similar amounts of capital additions during the upcoming fiscal year as we continue to focus on further development of our technology.

On December 19, 2007, we entered into a First Amendment (“Amendment”) to our Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with Silicon Valley Bank (the “Bank”), which amends certain terms of the existing Credit Agreement.  The Amendment extended the maturity date of the Credit Agreement from December 23, 2008 to July 1, 2009.  The Amendment also reset the Minimum Tangible Net Worth covenant requirement from $15.2 million as of September 30, 2007, under the previous terms, to $10.0 million as of December 31, 2007.  At all times after December 31, 2007, the minimum tangible net worth requirement shall increase by 50% of quarterly net income and 50% of issuances of equity, net of issuance costs, and the principal amount of any subordinated debt.  As of June 30, 2008, the minimum tangible net worth requirement was $10.2 million.  The Amendment also allows us to utilize all of our operating accounts with the Bank to meet our required monthly average balance of not less than $1.0 million in deposits.  On June 23, 2008, we entered into a Second Amendment to the Amended and Restated Loan and Security Agreement with the Bank, which provides us an opportunity to repurchase up to $2.5 million of our capital stock.  All other terms of the Credit Agreement remain the same.

The Credit Agreement provides for a $10.0 million revolving credit line with a borrowing base dependent upon our outstanding North American accounts receivable (the “Revolver”) and is secured by substantially all of our assets.  In addition to the minimum tangible net worth requirement, the Credit Agreement contains additional financial covenants, including a required adjusted quick ratio (the ratio of cash and accounts receivable to adjusted current liabilities (less the current portion of deferred revenue plus non-current bank debt)) of at least 1.25 to 1.00 and customary restrictive covenants concerning the Company’s operations.  During fiscal year 2008 and as of June 30, 2008, we were in compliance with these covenants as our tangible net worth was $24.4 million and our adjusted quick ratio was 2.80 to 1.00.

The interest amount is based upon the amount advanced and the rate varies based upon our accounts receivable and the amount of cash in excess of debt.  The interest rate on the Revolver was 5.5% (prime plus 0.5%) as of June 30, 2008.  The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility.  During fiscal year 2008, we had net repayments of $0.1 million, consisting of borrowings of $0.3 million and repayments of $0.4 million, of the outstanding balance of this Revolver.  Based on the borrowing formula and our financial position as of June 30, 2008, approximately $7.5 million was available to us under the Revolver.  As of June 30, 2008, $0.9 million was drawn under the Revolver, resulting in $6.6 million of remaining available funds under the Revolver.

In fiscal 2007, we issued 11.2 million shares of Common Stock and warrants in a private placement for an aggregate purchase price of $14.0 million.  Net proceeds after issuance costs were approximately $12.6 million. The warrants are exercisable into 2.8 million shares of Common Stock at an exercise price of $16.20 per share, are exercisable as of the date of issuance, and expire five years after the date of issuance.  We intend to use the proceeds of the private placement for general corporate purposes, including working capital and capital expenditures.  The shares issued under this private placement were registered under a registration statement filed with the SEC and declared effective on June 14, 2007.  As of June 30, 2008, none of the warrants associated with the private placement have been exercised, and these warrants to purchase 280,000 shares represent the only warrants available to purchase Concurrent’s Common Stock as of June 30, 2008.

At June 30, 2008, we had working capital (current assets, less current liabilities) of $25.7 million and had no material commitments for capital expenditures compared to working capital of $22.2 million at June 30, 2007.  Based upon our existing cash balances, historical cash usage, available credit facility, and generation of operating cash flow in fiscal year 2008, we believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2008:

	Payments Due By Fiscal Year
	(Dollars in thousands)
Contractual Obligations	Total	2009	2010-2011	2012-2013	Thereafter
Operating leases	$6,731	$2,229	$2,431	$1,539	$532
Revolving bank line of credit	949	-	949	-	-
Revolving bank line of credit -
Interest payments and bank fees	85	85	-	-	-
Pension plan	3,337	220	551	652	1,914
Total	$11,102	$2,534	$3,931	$2,191	$2,446

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain insurance and warranty contracts at fair value on a contract-by-contract basis.  If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of adopting SFAS 159 but do not expect the adoption to have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  We are currently assessing the potential impact that adoption of SFAS No. 160 may have on our financial statements, but do not expect such impact to be material.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In February, 2008, the FASB posted FASB Staff Position (“FSP”) FAS 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Therefore, beginning on July 1, 2008, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On July 1, 2009, the beginning of our fiscal year 2010, the standard will also apply to non-recurring non-financial assets and non-financial liabilities.  Our non-recurring non-financial assets and non-financial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.  We are evaluating the impact of SFAS 157 and FSP 157-2 on our financial statements, but do not believe that such impact will be material.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS 133, which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for those instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of those instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009.  We are currently assessing the potential impact that of SFAS No. 161 will have on our financial statements, but do expect such impact to be material.

In April, 2008, the FASB posted FASB Staff Position FAS 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP).  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  We are evaluating the impact of FSP 142-3 on our financial statements, but do not believe that such impact will be material.

In June, 2008, The FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP.  However, early application of the provisions in this FSP is prohibited.  Concurrent is evaluating the impact of FSP 142-3 on its financial statements, but does not believe that such impact will be material.

Cautionary Statements Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this document, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, our pricing trends, our expected cash position, our expectations of on-demand service revenue flattening or decreasing, our expectations of market share and growth, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash, the impact of litigation, and our previous historical trend of declining real-time service revenue.  These statements are based on beliefs and assumptions of our management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: availability of VOD content; delays or cancellations of customer orders; changes in product demand; economic conditions; our ability to satisfy the financial covenants in the credit agreement; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of  competition on the pricing of VOD products; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new on-demand and real-time products; the availability of Linux software in light of issues raised by SCO Group; the success of our relationships with Alcatel-Lucent; capital spending patterns by a limited customer base; integration of our new CEO; privacy concerns over data collection; and the availability of debt or equity financing to support our liquidity needs should we seek to raise additional capital.

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

Changes in Internal Control

There were no significant changes to our internal control over financial reporting during the fiscal year ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting and the attestation report of our independent registered public accountants are included in Part II, Item 8 “Financial Statements and Supplementary Data” of this report under the captions entitled “Management Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are on pages 55 and 56, respectively, and incorporated herein by reference.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding the Registrant’s executive officers is located in Item X of this Form 10-K.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors” in the Registrant's Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on October 22, 2008 (“Registrant's 2008 Proxy Statement”).

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant's 2008 Proxy Statement.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors – Corporate Governance and Committees of the Board of Directors – Audit Committee” in the Registrant’s 2008 Proxy Statement.

Item 11. Executive Compensation.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Compensation Discussion and Analysis” (Other than the Compensation Committee Report) and “Compensation of Directors” in the Registrant's 2008 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions “Common Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in Registrant's 2008 Proxy Statement.

The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Registrant herein incorporates by reference in this Form 10-K certain information under the caption “Certain Relationships and Related Party Transactions” in Registrant’s 2008 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The registrant hereby incorporates by reference in this Form 10-K certain information under the caption “Principal Accountant Fees and Services” in Registrant’s 2008 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	(1) Financial Statements Filed As Part Of This Report:

Report of Independent Registered Public Accounting Firm

Management Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2008 and 2007

Consolidated Statements of Operations for each of the three years in the period ended June 30, 2008

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for each of the three years in the period ended June 30, 2008

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2008

Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, is not applicable, material or required.

(3)   Exhibits

Exhibit	Description of Document

3.1	--Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	--Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	--Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

3.4
--Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.5	--Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.6	--Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	--Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.2	--Form of Rights Certificate (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2002).

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

10.12
-- Entry into a Material Definitive Agreement between the Registrant and Silicon Valley Bank in the form of a Forbearance to Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 14, 2006).

10.13
-- Entry into a Material Definitive Agreement between the Registrant and Silicon Valley Bank in the form of a Waiver and Third Loan Modification Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 31, 2006).

10.14	--Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006).

10.15	--Consulting Services Agreement among the Company, TechCFO and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.16	--Indemnification Agreement between the Company and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.17
--Form of Securities Purchase Agreement by and among Concurrent Computer Corporation and the purchasers set forth on the signature pages thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

10.18	--First Amendment to Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2007 (No. 000-13150)).

10.19
--Separation Agreement, dated April 8, 2008, between Concurrent Computer Corporation and T. Gary Trimm (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 9, 2008 (No. 000-13150)).

10.20
--Employment Agreement, dated April 8, 2008, between Concurrent Computer Corporation and Dan Mondor (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 9, 2008 (No. 000-13150)).

10.21	--Second Amendment to Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 24, 2008 (No. 000-13150)).

10.22
--Employment Agreement, dated August 1, 2008, between Concurrent Computer Corporation and Emory O. Berry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2008 (No. 001-13150)).

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
Year Ended June 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Concurrent Computer Corporation:

We have audited the accompanying consolidated balance sheets of Concurrent Computer Corporation and subsidiaries (the "Company") as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Concurrent Computer Corporation and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2008 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2008, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
August 27, 2008

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

Management has evaluated the effectiveness of its internal control over financial reporting as of June 30, 2008 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Concurrent’s internal control over financial reporting is effective as of June 30, 2008.

The registered independent public accounting firm of Deloitte & Touche LLP, as auditors of Concurrent’s consolidated financial statements, has issued an attestation report on Concurrent’s internal control over financial reporting, which report is included herein.

/s/ Dan Mondor	/s/ Emory O. Berry

Dan Mondor	Emory O. Berry
President and Chief Executive Officer	Chief Financial Officer and Executive Vice President of Operations

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Concurrent Computer Corporation:

We have audited the internal control over financial reporting of Concurrent Computer Corporation and subsidiaries (the "Company") as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended June 30, 2008 of the Company and our report dated August 27, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
August 27, 2008

CONCURRENT COMPUTER CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$27,359	$20,416
Accounts receivable, less allowance for doubtful accounts of $90 at June 30, 2008 and $96 at June 30, 2007	14,422	20,987
Inventories, net	5,094	3,457
Prepaid expenses and other current assets	1,360	934
Total current assets	48,235	45,794

Property, plant and equipment, net	3,867	4,303
Intangible - purchased technology, net	4,081	4,996
Intangible - customer relationships and trademark, net	2,530	2,703
Goodwill	15,990	15,560
Other long-term assets, net	836	777
Total assets	$75,539	$74,133

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,984	$15,566
Deferred revenue	8,570	7,996
Total current liabilities	22,554	23,562

Long-term liabilities:
Deferred revenue	962	1,053
Revolving bank line of credit	949	1,077
Pension liability	1,878	1,190
Other	1,768	656
Total liabilities	28,111	27,538

Commitments and contingencies (Note 18)

Stockholders' equity:
Shares of series preferred stock, par value $.01; 25,000,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of Series A participating cumulative preferred stock, par value 0.01; 300,000 authorized; none issued	-	-
Shares of common stock, par value $.01; 100,000,000 authorized; 8,305,588 and 8,294,053 issued and outstanding at June 30, 2008 and 2007, respectively (1)	83	83
Capital in excess of par value (1)	204,574	203,565
Accumulated deficit	(157,782)	(157,971)
Treasury stock, at cost; 0 and 185 shares at June 30, 2008 and 2007, respectively (1)	-	(3)
Accumulated other comprehensive income	553	921
Total stockholders' equity	47,428	46,595

Total liabilities and stockholders' equity	$75,539	$74,133

(1) Outstanding shares and treasury shares have been restated to reflect the one-for-ten reverse stock split, made effective on July 9, 2008.

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended June 30,
	2008	2007	2006
Revenues:
Product	$44,157	$46,549	$49,592
Service	26,659	22,600	22,020
Total revenues	70,816	69,149	71,612
Cost of sales:
Product	21,945	25,982	25,010
Service	10,772	10,806	11,233
Total cost of sales	32,717	36,788	36,243
Gross margin	38,099	32,361	35,369
Operating expenses:
Sales and marketing	15,693	16,366	16,576
Research and development	16,624	17,616	18,783
General and administrative	9,669	10,172	9,590
Total operating expenses	41,986	44,154	44,949
Operating loss	(3,887)	(11,793)	(9,580)

Gain on arbitration settlement, net	1,900	-	-
Recovery of minority investment, net	1,415	-	-
Interest income	839	423	467
Interest expense	(132)	(365)	(235)
Other income, net	177	22	517

Income (loss) before income taxes	312	(11,713)	(8,831)

Provision for income taxes	47	458	191
Income (loss) before cumulative effect of accounting change	265	(12,171)	(9,022)
Cumulative effect of accounting change (net of income taxes)	-	-	(323)
Net income (loss)	$265	$(12,171)	$(9,345)
Net income (loss) per share
Basic (1)	$0.03	$(1.67)	$(1.35)
Diluted (1)	$0.03	$(1.67)	$(1.35)
Weighted average shares outstanding - basic (1)	8,302	7,296	6,899
Weighted average shares outstanding - diluted (1)	8,318	7,296	6,899

(1) All periods have been restated to reflect the one-for-ten reverse stock split, made effective on July 9, 2008.

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share amounts)
For each of the three years in the period ended June 30, 2008

						Accumulated
	Common Stock		Capital In			Other
		Par	Excess Of	Accumulated	Unearned	Comprehensive	Treasury Stock
	Shares (1)	Value (1)	Par Value (1)	Deficit	Compensation	Income (Loss)	Shares (1)	Cost	Total

Balance at June 30, 2005	6,364,265	$64	$176,342	$(136,455)	$(1,562)	$(36)	-	$-	$38,353
Sale of common stock under stock plans	16,583	0	347						347
Issuance of common stock	500		10						10
Issuance of restricted stock	13,300	0	1						1
Elimination of unearned compensation (SFAS 123(R))	(87,249)	(1)	(1,561)		1,562				-
Everstream acquisition	845,678	9	14,368						14,377
Share-based compensation expense			528						528
Acquisition of treasury stock							(2,119)	(34)	(34)
Disposition of treasury stock			18				1,722	21	39
Other comprehensive income (loss):
Net loss				(9,345)					(9,345)
Foreign currency translation adjustment						(49)			(49)
Minimum pension liability adjustment						(453)			(453)
Total comprehensive loss									(9,847)
Balance at June 30, 2006	7,153,076	72	190,053	(145,800)	-	(538)	(397)	(13)	43,774
Sale of common stock under stock plans	3,542		13						13
Issuance of common stock related to private placement	1,120,000	11	12,589						12,600
Restricted stock	17,434	0							-
Share-based compensation expense			915						915
Acquisition of treasury stock							(1,910)	(33)	(33)
Disposition of treasury stock			(5)				2,122	43	38
Other comprehensive income (loss):
Net loss				(12,171)					(12,171)
Foreign currency translation adjustment						249			249
Minimum pension liability adjustment						598			598
Total comprehensive loss									(11,324)
Adjustment to initially apply SFAS 158, net of tax						612			612
Balance at June 30, 2007	8,294,053	83	203,565	(157,971)	-	921	(185)	(3)	46,595
Cumulative effect adjustment to adopt FIN 48				(76)					(76)
Adjusted Balance July 1, 2007	8,294,053	83	203,565	(158,047)	-	921	(185)	(3)	46,519
Restricted stock	11,535								-
Share-based compensation expense			1,022						1,022
Acquisition of treasury stock							(3,691)	(58)	(58)
Disposition of treasury stock			(13)				3,876	61	48
Other comprehensive income (loss):
Net income				265					265
Foreign currency translation adjustment						88			88
Adjustment in pensions						(456)			(456)
Total comprehensive loss									(103)
Balance at June 30, 2008	8,305,588	$83	$204,574	$(157,782)	$0	$553	-	$-	$47,428

(1) All periods have been restated to reflect the one-for-ten reverse stock split, made effective on July 9, 2008.

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2008	2007	2006
Cash flows provided by (used in) operating activities:
Net income (loss)	$265	$(12,171)	$(9,345)
Adjustments to reconcile net income (loss) to net cash
Provided (used in) operating activities:
Depreciation and amortization	3,935	5,355	5,163
Share-based compensation	1,022	915	528
Recovery of minority investment, net	(1,415)	-	-
Non-cash accretion expense	27	23	323
Provision for (reversal of) bad debts	-	(188)	184
Provision for inventory reserves	167	496	(4)
Other non-cash expenses	(295)	110	170
Decrease (increase) in assets:
Accounts receivable, net	6,565	(5,688)	2,081
Inventories, net	(1,804)	2,211	(1,061)
Prepaid expenses and other current assets, net	(34)	498	(704)
Other long-term assets, net	(382)	297	262
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(1,582)	3,961	(1,399)
Deferred revenue	483	170	(341)
Long-term liabilities	622	115	174
Net cash provided by (used in) operating activities	7,574	(3,896)	(3,969)

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(2,310)	(2,525)	(1,912)
Recovery of minority investment, net	1,415	-	-
Cash received from acquisition of Everstream	-	-	1,159
Net cash used in investing activities	(895)	(2,525)	(753)

Cash flows provided by (used in) financing activities:
Proceeds from sale and issuance of common stock	-	12,613	357
Proceeds from revolving bank line of credit	263	1,077	-
Repayment of bank line of credit or note payable to bank	(391)	(1,583)	(954)
Proceeds from short term note payable	-	690	-
Repayment of short term not payable	-	(690)	-
Sale (purchase) of treasury stock, net	(10)	5	5
Net cash provided by (used in) financing activities	(138)	12,112	(592)

Effect of exchange rates on cash and cash equivalents	402	302	(143)

Decrease in cash and cash equivalents	6,943	5,993	(5,457)
Cash and cash equivalents - beginning of year	20,416	14,423	19,880
Cash and cash equivalents - end of year	$27,359	$20,416	$14,423

Cash paid during the period for:
Interest	$69	$227	$206
Income taxes (net of refunds)	$265	$150	$64

Non-cash investing/financing activities:
Non-cash consideration for acquisition	$-	$-	$14,375

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview of the Business

Concurrent Computer Corporation (“Concurrent”) is a supplier of high-performance computer systems, software, and services.  The computer systems and services segments are comprised of two product lines: on-demand and real-time.

Concurrent’s on-demand product line provides on-demand systems consisting of hardware and software that generate, manage and monitor on-demand TV services and integration services, primarily to residential broadband companies that have upgraded their networks to support interactive, digital services.

Concurrent’s real-time product line provides high-performance, real-time operating systems and development tools to commercial and government customers for use with a wide range of applications that benefit from guaranteed, low latency and repeatable processing.

Concurrent provides sales and support from offices and subsidiaries throughout North America, Europe, and Asia.

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

Gains (losses) on foreign currency transactions of $233,000, $67,000, and ($86,000) for the years ended June 30, 2008, 2007 and 2006, respectively, are included in “Other income, net” in the Consolidated Statements of Operations.

Cash and Cash Equivalents

Short-term investments with maturities of ninety days or less at the date of purchase are considered cash equivalents.  Cash equivalents are stated at cost plus accrued interest, which approximates market value, and represent cash invested in U.S. government securities and bank certificates of deposit.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Goodwill and Trademark

Goodwill and trademark are tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach.  No impairment of goodwill or trademark has been identified during any of the periods presented.

Revenue Recognition Policy

Concurrent recognizes revenue when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable.

Software and Hardware Sales

On-demand and real-time product revenues are recognized based on the guidance in the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2 and related amendments, SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.  Concurrent’s standard contractual arrangements with its customers generally include the delivery of a hardware and software system, certain professional services that typically involve installation and training, and ongoing software and hardware maintenance.  The software component of the arrangement is considered to be essential to the functionality of the hardware.  Therefore, in accordance with Emerging Issues Task Force No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, the hardware and the hardware maintenance components are considered software related and the provisions of SOP 97-2 apply to all elements of the arrangement.  Under multiple element arrangements, Concurrent allocates revenue to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value.  Concurrent’s VSOE of fair value is determined based on the price charged when the same element is sold separately.  If VSOE of fair value does not exist for all elements in a multiple element arrangement, Concurrent recognizes revenue using the residual method.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue.  Where fair value of undelivered elements has not been established, the total arrangement is recognized over the period during which the services are performed.

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

Hardware and Software Maintenance

Concurrent recognizes revenue from maintenance services in accordance with SOP 97-2.  Depending upon the specific terms of the customer agreement, Concurrent may include warranty as part of the purchase price.  In accordance with SOP 97-2 and, depending upon the specific terms of the customer agreement, Concurrent either accrues the estimated costs to be incurred in performing maintenance services at the time of revenue recognition and shipment of product, or Concurrent defers revenue associated with the maintenance services to be provided during the warranty period based upon the value for which Concurrent has sold such services separately when they are renewed by existing customers.  For those arrangements in which the maintenance period is less than or equal to one year, Concurrent accrues the estimated costs to be incurred in providing services.  In accordance with paragraph 59 of SOP 97-2, Concurrent has determined that the maintenance fee is part of the initial license fee, the maintenance period is for one year or less, the estimated cost of providing the services are immaterial, and upgrades and enhancements offered during maintenance arrangements historically have been and are expected to continue to be minimal and infrequent.  Actual costs are then charged against the warranty accrual as they are incurred.  For those arrangements in which the maintenance period is greater than one year, Concurrent defers revenue based upon the value for which Concurrent has sold such services separately.  This revenue is then recognized on a straight line basis over the warranty period.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Other

Concurrent records reimbursable out–of–pocket expenses in both services and maintenance net sales and as a direct cost of services and maintenance in accordance with EITF Issue No. 01–14,  Income Statement Characterization of Reimbursements Received for “Out–of–Pocket” Expenses Incurred . In accordance with EITF Issue No. 00–10, Accounting for Shipping and Handling Fees, the reimbursement by customers of shipping and handling costs are recorded in software and other net sales and the associated cost as a cost of sale.  Concurrent accounts for sales taxes on a net basis in accordance with EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation).

Warranty Accrual

For certain customers Concurrent accrues the estimated costs to be incurred in performing warranty services at the time of revenue recognition and shipment of the servers.  Concurrent’s estimate of costs to service warranty obligations is based on historical experience and expectation of future conditions.

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

Capitalized Software

Concurrent accounts for software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”).  Under SFAS 86, the costs associated with software development are required to be capitalized after technological feasibility has been established. Concurrent ceases capitalization upon the achievement of customer availability.  Costs incurred by Concurrent between technological feasibility and the point at which the products are ready for market are insignificant and as a result Concurrent had no internal software development costs capitalized at June 30, 2008 and 2007.  Concurrent has not incurred costs related to the development of internal use software.

Research and Development

Research and development expenditures are expensed as incurred.

Basic and Diluted Net Loss per Share

On July 8, 2008, stockholders of Concurrent approved a one-for-ten reverse stock split (the “Reverse Stock Split”) that became effective on July 9, 2008 upon the filing of a Certificate of Amendment to Concurrent’s Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.  No fractional shares of Concurrent’s common stock were issued as a result of the Reverse Stock Split.  Instead, stockholders who otherwise were entitled to receive a fractional share of common stock as a consequence of the Reverse Stock Split, upon surrender to the exchange agent of the certificates representing such fractional shares, received cash from Concurrent.  The fractional shares represented approximately 443 Post-Reverse Stock Split Shares and Concurrent purchased these shares for approximately $3,000.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Per share computations for fiscal year 2008 are presented based upon the new number of shares outstanding, after the Reverse Stock Split and prior period weighted average shares outstanding and earnings per share amounts have been restated based upon shares outstanding as a result of the Reverse Stock Split.

Basic net loss per share is computed in accordance with SFAS No. 128, Earnings Per Share, by dividing net loss by the weighted average number of common shares outstanding during each year.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  After the one-for-ten reverse stock split, common share equivalents of 1,018,000, 1,042,000, and 784,800 for the years ended June 30, 2008, 2007 and 2006 were excluded from the calculation as their effect was anti-dilutive.  The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share for the periods indicated:

	Year Ended June 30,
(Dollars and share data in thousands, except per share amounts)	2008	2007	2006

Basic and diluted earnings per share (“EPS”) calculation:
Net income (loss)	$265	$(12,171)	$(9,345)

Basic weighted average number of shares outstanding	8,302	7,296	6,899
Effect of dilutive securities:
Restricted shares	16	-	-
Diluted weighted average number of shares outstanding	8,318	7,296	6,899

Basic EPS	$0.03	$(1.67)	$(1.35)

Diluted EPS	$0.03	$(1.67)	$(1.35)

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which addresses financial accounting and reporting for the impairment and disposition of long-lived assets, Concurrent evaluates the recoverability of long-lived assets, other than indefinite lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets to be held and used, Concurrent recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.  Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.  As a result of these reviews, Concurrent has not recorded any impairment losses related to long-lived assets, for any of the years ending June 30, 2008, 2007 and 2006.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, inventories, prepaid expenses, and accounts payable approximate fair value because of the short maturity of these instruments.  The carrying amount of noncurrent bank debt also approximates fair value, as the interest rate on the bank debt approximates market and the remaining term of the debt is less than two years.

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

Share-Based Compensation

Option awards are granted with an exercise price equal to the market price of Concurrent’s stock at the date of grant.  Concurrent accounts for share-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”).  SFAS 123(R) requires the recognition of the fair value of stock compensation in the Statement of Operations.  Concurrent recognizes stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  All of Concurrent’s stock compensation is accounted for as equity instruments.

Refer to Note 12 for assumptions used in calculation of fair value.  As of June 30, 2008, total compensation costs related to unvested options and restricted stock not yet recognized is approximately $2,422,000.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain insurance and warranty contracts at fair value on a contract-by-contract basis.  If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Concurrent is evaluating the impact of adopting SFAS 159 but does not expect the adoption to have a material impact on its consolidated financial statements.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.  Concurrent is assessing the potential impact that adoption of SFAS No. 160 may have on its financial statements, but does not expect such impact to be material.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No 141.  The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.  It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for Concurrent beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In February, 2008, the FASB posted FASB Staff Position (“FSP”) FAS 157-2 (“FSP 157-2”), Effective Date of FASB Statement No. 157, which amends SFAS 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Therefore, beginning on July 1, 2008, this standard applies prospectively to new fair value measurements of financial instruments and recurring fair value measurements of non-financial assets and non-financial liabilities. On July 1, 2009, the beginning of Concurrent’s fiscal year 2010, the standard will also apply to non-recurring non-financial assets and non-financial liabilities.  Concurrent’s non-recurring non-financial assets and non-financial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.  Concurrent is evaluating the impact of SFAS 157 and FSP 157-2 on its financial statements, but does not believe that such impact will be material.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS 133, which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for those instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of those instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009.  We are currently assessing the potential impact that of SFAS No. 161 will have on our financial statements, but do expect such impact to be material.

In April, 2008, the FASB posted FASB Staff Position FAS 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP).  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  Concurrent is evaluating the impact of FSP 142-3 on its financial statements, but does not believe that such impact will be material.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

In June, 2008, The FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP.  However, early application of the provisions in this FSP is prohibited.  Concurrent is evaluating the impact of FSP 142-3 on its financial statements, but does not believe that such impact will be material.

4.	Inventories

Inventories consist of the following:

	June 30,
	2008	2007
	(Dollars in thousands)

Raw materials, net	$3,849	$2,054
Work-in-process	609	935
Finished goods	636	468
	$5,094	$3,457

At June 30, 2008 and 2007, some portion of Concurrent’s inventory was in excess of the current requirements based upon the planned level of sales for future years.  Accordingly, Concurrent has reduced its gross raw materials inventory by $1,234,000 at June 30, 2008 and $1,976,000 at June 30, 2007 to its estimated net realizable value.

5.	Property, Plant and Equipment

Property, plant, and equipment consist of the following:

	June 30,
	2008	2007
	(Dollars in thousands)

Leasehold improvements	$2,408	$3,184
Machinery, equipment and customer support spares	9,557	14,229
	11,965	17,413
Less: Accumulated depreciation	(8,098)	(13,110)
	$3,867	$4,303

For the years ended June 30, 2008, 2007 and 2006, depreciation expense for property, plant and equipment amounted to $2,847,000, $4,267,000, and $4,327,000, respectively.

In March 2005, the FASB issued Financial Interpretation (“FIN”) No. 47, Accounting for Asset Retirement Obligations – an Interpretation of FASB Statement No. 143 (“FIN 47”).  FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  Concurrent adopted FIN 47 on June 30, 2006, recording a $323,000 cumulative effect of accounting change (net of tax) in Concurrent’s Consolidated Statement of Operations for the fiscal year ended June 30, 2006.  This charge was a combination of depreciation and accretion expense.  Concurrent was also required to record an asset and a corresponding liability for the present value of the estimated asset retirement obligation associated with the leasehold improvements at some of our international locations.  The asset is depreciated over the life of the corresponding lease while the liability accretes to the amount of the estimated retirement obligation.  As part of the adoption of FIN 47, Concurrent recorded leasehold improvements of $95,000 and offsetting accumulated depreciation for the same amount, as the initial lease terms associated with these assets has passed.  The present value of the asset retirement obligation recorded on the Consolidated Balance Sheets was $395,000 and $335,000 as of June 30, 2008 and 2007, respectively.  Expense associated with accretion of the obligation is recorded to operating expenses.  The changes to the asset retirement obligation associated with lease restoration costs are as follows:

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Asset retirement obligation, June 30, 2007	$335
Accretion of asset retirement obligation	27
Costs incurred to restore vacated office space	(14)
Impact of foreign exchange rates	47
Asset retirement obligation, June 30, 2008	$395

6.	Acquisition of Everstream

On August 19, 2005, Concurrent entered into the Merger Agreement with Stream Acquisition, Inc., Everstream Holdings, Inc. (“Everstream”), and certain selling stockholders of Everstream, and entered into an amendment to such agreement on August 26, 2005.  The acquisition of 100% of the voting equity interest of Everstream pursuant to the Merger Agreement was completed on October 11, 2005.  Everstream is an organization that provides comprehensive business analytics and advertising solutions for cable and satellite operators. Everstream develops solutions that enable its customers to evaluate and measure performance characteristics of transactional services such as video-on-demand.  Everstream is also developing interactive and on-demand television applications to deliver impression based and one-to-one interactive advertising.  Concurrent purchased Everstream to acquire its software and customer base and has included Everstream results in its interim and year end financial results effective October 11, 2005.

Pursuant to the Merger Agreement, Concurrent issued 845,678 shares of Concurrent stock equal to approximately $14,375,000 for the Everstream stock it did not already own (Concurrent’s existing Everstream stock was valued in the transaction at approximately $500,000), determined by dividing $14,375,000 by $17.00, the average trading price of Concurrent stock for the 30 calendar days ending on the third calendar day prior to closing.  Share amounts and prices have been restated to reflect the Reverse Stock Split.

Concurrent allocated $8,800,000 of the purchase price to the acquired intangible assets.  The fair values reflected below were determined based on the expected future cash flows over the expected lives of the intangible assets.  Concurrent expects to maintain usage of the Everstream trademark on existing products and introduce new products in the future that will also display the trademark.  Consequently, the acquired Everstream trademark qualifies as an indefinite-lived asset in accordance with the criteria set forth in SFAS No. 142.  Identifiable intangible assets with finite useful lives are amortized over their estimated useful lives under the purchase method of accounting.  In accordance with SFAS No. 142, indefinite-lived intangible assets and goodwill are tested at least annually for impairment, or more frequently if circumstances warrant, based on the fair value of the reporting unit for goodwill and the direct fair value of indefinite-lived intangible assets.  In accordance with SFAS No. 144, which addresses financial accounting and reporting for the impairment and disposition of long-lived assets, Concurrent evaluates the recoverability of long-lived assets, other than indefinite lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Concurrent recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following table reflects the fair values of the acquired intangible assets and related useful lives at the acquisition date (dollar amounts in thousands):

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

7.	Goodwill and Other Intangibles

Goodwill was $15,990,000 and $15,560,000 as of June 30, 2008 and June 30, 2007, respectively.  The $430,000 increase resulted from an adjustment to appropriately reflect a deferred tax liability which was previously recorded net of valuation allowance for an indefinite lived intangible asset related to the acquisition of Everstream.   Concurrent operates in two segments, as defined by FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information.  Our two segments are products and services, which are also considered Reporting Units for assessment of goodwill impairment under SFAS 142.  Since Concurrent does not measure assets on a segment basis, it allocates operating expenses on a pro-rata basis between products and services to test impairment of goodwill and allocates goodwill between the two reporting units in the same manner.  In accordance with SFAS 142, Concurrent tests goodwill and trademark for impairment, at least annually.  The impairment test has been performed for fiscal years 2008, 2007, and 2006, and there has not been any impairment charge as a result of these assessments.  Other intangible assets as of June 30, 2008 and June 30, 2007 consisted of the following (in thousands):

	June 30,	June 30,
	2008	2007
Cost of amortizable intangibles:
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Total cost of intangibles	9,600	9,600
Less accumulated amortization:
Purchased technology	(3,619)	(2,704)
Customer relationships	(470)	(297)
Total accumulated amortization	(4,089)	(3,001)
Trademark	1,100	1,100
Total intangible assets, net	$6,611	$7,699

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Amortization expense for the years ended June 30, 2008, 2007 and 2006 was $1,088,000, $1,088,000, and $836,000, respectively.  The estimated amortization expense related to intangible assets for the next five fiscal years is (in thousands):

Fiscal year:
2009	$1,088
2010	961
2011	898
2012	898
2013	898
$4,743

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,
	2008	2007
	(Dollars in thousands)
Accounts payable, trade	$7,003	$7,955
Accrued payroll, vacation and other employee expenses	4,338	4,679
Warranty accrual	198	343
Other accrued expenses	2,445	2,589
	$13,984	$15,566

Our estimate of warranty obligations is based on historical experience and expectation of future conditions.  The changes in the warranty accrual during fiscal year 2008 consist of the following (in thousands):

Balance at June 30, 2007	$343
Charged to costs and expenses	126
Deductions against accrual	(271)
Balance at June 30, 2008	$198

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

9.	Income Taxes

Concurrent adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN No. 48”), on July 1, 2007. The cumulative effect of adopting FIN No. 48 did not have a material impact on Concurrent’s financial position or the results of operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

Balance at July 1, 2007	$127
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	26
Reductions for tax positions for prior years	-
Reductions for lapse in statute of limitations	-
Settlements	-
Balance at June 30, 2008	$153

The amount of gross tax effected unrecognized tax benefits as of June 30, 2008 was approximately $153,000 of which approximately $153,000, if recognized, would affect the effective tax rate.  During the year ending June 30, 2008, Concurrent recognized approximately $33,000 of interest and penalties.  Concurrent had approximately $229,000 and $195,000 of accrued interest and penalties at June 30, 2008 and July 1, 2007, respectively.  Concurrent recognizes potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.  Concurrent does not believe that the amount of uncertain tax positions will change by a significant amount within the next 12 months.

Concurrent and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, Concurrent is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 1993.

The domestic and foreign components of income (loss) before provision for income taxes are as follows:

	Year ended June 30,
	2008	2007	2006
	(Dollars in thousands)

United States	$(27)	$(10,507)	$(8,298)
Foreign	339	(1,206)	(533)
	$312	$(11,713)	$(8,831)

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The components of the provision for income taxes are as follows:

	Year ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Current:
Federal	$-	$-	$-
State	22	18	12
Foreign	524	212	114
Total	546	230	126

Deferred:
Federal	-	-	-
Foreign	(499)	228	65
Total	(499)	228	65

Total	$47	$458	$191

A reconciliation of the income tax expense (benefit) computed using the federal statutory income tax rate to Concurrent’s provision for income taxes is as follows:

	Year ended June 30,
	2008	2007	2006
	(Dollars in thousands)

Income (loss) before provision for income taxes	$312	$(11,713)	$(8,831)
Provision (benefit) at federal statutory rate	106	(3,982)	(3,003)
Change in valuation allowance	(1,225)	1,178	(10,403)
Valuation allowance recorded on acquisition	-	-	704
Dividend from subsidiary	-	428	-
Permanent differences	745	342	191
Net operating loss expiration	370	2,674	14,425
Change in state tax rates	(276)	-	(1,462)
Change in uncertain tax positions	58	-	-
Foreign rate differential	70	104	(90)
Other	199	(286)	(171)
Provision for income taxes	$47	$458	$191

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

As of June 30, 2008 and 2007, Concurrent’s deferred tax assets and liabilities were comprised of the following:

	June 30,
	2008	2007
	(Dollars in thousands)
Deferred tax assets related to:
U.S. and foreign net operating loss carryforwards	$64,241	$62,738
Book and tax basis differences for property and equipment	1,223	1,180
Bad debt, warranty and inventory reserves	962	1,205
Accrued compensation	862	1,258
Impairment loss on minority investments	-	3,551
Deferred revenue	266	545
Research and development tax credit	254	254
Other	355	1,206
Deferred tax assets	68,163	71,937
Valuation allowance	(65,690)	(69,157)
Total deferred tax assets	2,473	2,780

Deferred tax liabilities related to:
Acquired intangibles	2,594	2,780
Total deferred tax liability	2,594	2,780

Deferred income taxes, net	$(121)	$-

The net deferred income taxes of ($121,000) are comprised of $392,000 of current deferred tax assets, net, $106,000 of non-current deferred tax assets, net, and ($619,000) of non-current deferred tax liabilities, net.  As of June 30, 2008, Concurrent has U.S. Federal Tax net operating loss carryforwards of approximately $161.0 million for income tax purposes, of which $13.6 million expire in fiscal year 2009, and the remainder expire at various dates through 2028.  Concurrent acquired tax benefits from the Everstream acquisition in the form of approximately $11.0 million of net operating loss carryforwards and $254,000 in research and development tax credits.  The benefits associated with these losses and tax credits may be limited under Section 382 of the Internal Revenue Code and Concurrent has fully offset these losses with a valuation allowance.  Additional net operating loss carryforwards as of June 30, 2008 may be limited under Section 382 of the Internal Revenue Code as a result of the private placement of public equity that is further described in Note 13 to the Consolidated Financial Statements.

Deferred income taxes have not been provided for undistributed earnings of foreign subsidiaries, which originated subsequent to Concurrent’s 1991 quasi-reorganization, primarily due to Concurrent’s required investment in certain subsidiaries.  However, Concurrent is no longer permanently reinvested with respect to the earnings of Concurrent New Zealand for which the appropriate tax effect has been provided.

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

The valuation allowance for deferred tax assets as of June 30, 2008 and 2007 was approximately $65.7 million and $69.2 million, respectively.  The change in the total valuation allowance for the year ended June 30, 2008 was a decrease of approximately $3,467,000, which is net of a $430,000 increase to the current year valuation allowance to appropriately reflect a deferred tax liability which was previously recorded net of valuation allowance for an indefinite lived intangible asset related to the acquisition of Everstream.  In assessing the realizability of deferred tax assets, Concurrent considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In determining whether or not a valuation allowance for tax assets is needed, Concurrent evaluates all available evidence, both positive and negative, including: trends in operating income or losses, currently available information about future years, future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years if carryback is permitted under the tax law; and tax planning strategies that would accelerate taxable amounts to utilize expiring carryforwards, change the character of taxable and deductible amounts from ordinary income or loss to capital gain or loss, or switch from tax-exempt to taxable investments.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  In fiscal year 2008, Concurrent released $499,000 of valuation allowances previously recorded against deferred tax assets for Concurrent’s Japan and UK subsidiaries, as management believes it is more likely than not that Concurrent will recognize these tax benefits.  All remaining deferred tax assets have been reduced by the valuation allowance since Concurrent considers it more likely than not that these deferred tax assets will not be realized.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

10.	Pensions and Other Postretirement Benefits

Concurrent maintains a retirement savings plan (the “Plan”), available to U.S. employees, that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code.  For fiscal year 2008 and the last half of fiscal year 2007, the plan allowed a discretionary matching contribution up to 100% of the first 2.5% of all employees’ contributions.  For the first six months of fiscal 2007 and last six months of fiscal 2006, the plan allowed a discretionary matching contribution up to 100% of the first 2.5% of employees’ contributions by non-highly compensated employees only.  For the first six months of fiscal 2006, the plan allowed for a discretionary matching contribution up to 100% of the first 3% of employees’ contributions.  For the years ended June 30, 2008, 2007 and 2006, Concurrent matched 100% of the allowable discretionary matching percentage of the employees’ Plan contributions.  Concurrent’s matching contributions under the Plan were as follows:

	2008	2007	2006
	(Dollars in Thousands)
Matching contribution	$504	$439	$498

Concurrent also maintains a defined contribution plan (the Stakeholder Plan) for its UK based employees.  The stakeholder plan provides for discretionary matching contributions of between 4% and 7% of the employee’s salary.  Concurrent also has agreements with certain of its UK based employees to make supplementary contributions to the plan over the next 11 months, contingent upon their continued employment with Concurrent.  For fiscal years 2008, 2007 and 2006, Concurrent made total contributions to the stakeholder plan of $469,000, $621,000 and $429,000, respectively.

Adoption of SFAS No. 158

Concurrent’s foreign subsidiaries maintain pension plans for their employees that conform to the common practice in their respective countries.  As of June 30, 2008, Concurrent maintained a defined benefit pension plan covering certain current and former employees in Germany.  Effective June 30, 2007, Concurrent adopted the provisions of SFAS No. 158, which requires that Concurrent’s Consolidated Balance Sheet reflect funded status of defined benefit pension plans.  The funded status is measured as the difference between the plan assets at fair value and the projected benefit obligation.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The measurement date used to determine fiscal 2008 benefit information for the plans was June 30, 2008.  A reconciliation of the changes in the plans’ benefit obligations and fair value of plan assets over the two-year period ended June 30, 2008, and a statement of the funded status at June 30, 2008 for these years for Concurrent’s pension plan is as follows:

Obligations and Funded Status
	June 30,
	2008	2007
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$3,909	$4,866
Service cost	24	31
Interest cost	214	233
Actuarial (gain) loss	380	(1,341)
Foreign currency exchange rate change	646	285
Benefits paid	(200)	(165)
Benefit obligation at end of year	$4,973	$3,909

Change in plan assets:
Fair value of plan assets at beginning of year	$2,695	$2,534
Actual return on plan assets	49	84
Employer contributions	60	68
Benefits paid	(176)	(139)
Foreign currency exchange rate change	439	148
Fair value of plan assets at end of year	$3,067	$2,695

Funded status at end of year	$(1,906)	$(1,214)

Amounts Recognized in the Consolidated Balance Sheets

	June 30,
	2008	2007

Pension liability - current liabilities	$(28)	$(24)
Pension liability - non-current liabilities	(1,878)	(1,190)
	$(1,906)	$(1,214)

Amounts Recognized in Accumulated Other Comprehensive Income

	June 30,
	2008	2007
Net (gain) loss	$(193)	$(677)
Net transition cost	45	73
	$(148)	$(604)

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The accumulated benefit for all defined benefit pension plans was $4,949,000 and $3,886,000 at June 30, 2008 and 2007, respectively.

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	June 30,
	2008	2007
	(Dollars in thousands)
Projected benefit obligation	$4,973	$3,909
Accumulated benefit obligation	4,949	3,886
Fair value of plan assets	3,067	2,695

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

The following tables provide the components of net periodic pension cost recognized in earnings for the fiscal years ended June 30, 2008, 2007 and 2006:

	Year ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Net Periodic Benefit Cost
Service cost	$24	$31	$29
Interest cost	214	233	186
Expected return on plan assets	(133)	(108)	(84)
Amortization of unrecognized net transition obligation	37	33	25
Recognized actuarial (gain) loss	(118)	43	-
Net periodic benefit cost	$24	$232	$156

The estimated net transition obligation, net (gain) loss, and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net period benefit cost over the next fiscal year are $46,000,  $0 and $0, respectively.

Assumptions

The following table sets forth the assumptions used to determine benefit obligations:

	June 30,
	2008	2007
Discount rate	5.90%	5.10%
Compensation increase rate	2.00%	2.00%

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following table sets forth the assumptions used to determine net periodic benefit cost:

	Year Ended June 30,
	2008	2007	2006
Discount rate	5.10%	4.70%	4.50%
Expected return on plan assets	4.60%	4.20%	3.50%
Compensation increase rate	2.00%	2.50%	2.50%

On an annual basis Concurrent adjusts the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations.

Plan Assets

Concurrent’s pension plan weighted-average asset allocations at June 30, 2008 and 2007, by asset category are as follows:

	Plan Assets at June 30,
	2008		2007
Asset Category	$	%	$	%
Cash	$18	0.6%	$-	0.0%
Equity securities	3,049	99.4%	2,695	100.0%
Total	$3,067	100.0%	$2,695	100.0%

Plan assets as of June 30, 2008 and 2007 are comprised primarily of investments in managed funds consisting of German life insurance equity funds.  In estimating the expected return on plan assets, Concurrent considers past performance and future expectations for the fund.  Plan assets are heavily weighted toward dividend yielding equity investments that yield consistent, dependable dividends.  Concurrent utilizes an active management strategy through third-party investment managers to minimize risk and maximize return.

Contributions

Concurrent expects to contribute $63,000 to its defined benefit pension plan in fiscal year 2009.

Estimated future benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (dollars in thousands):

Pension
Benefits
2009	$220
2010	262
2011	289
2012	319
2013	333
2014 - 2018	1,914

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

11.	Geographic Information

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

	Year ended June 30,
	2008	2007	2006

United States	$53,210	$50,915	$52,374

Japan	6,965	8,606	6,646
Other Asia Pacific countries	2,891	1,801	2,539
Asia Pacific	9,856	10,407	9,185

Europe	7,750	7,827	10,053

Total revenue	$70,816	$69,149	$71,612

	June 30,
	2008	2007
	(Dollars in thousands)

Long lived assets:
United States	$25,336	$26,598
Europe	704	739
Japan	1,201	869
Asia/Pacific - other	63	133
Total	$27,304	$28,339

12.	Share-Based Compensation

Concurrent has Stock Option Plans providing for the grant of incentive stock options to employees and non-qualified stock options to employees and directors.  The Compensation Committee of the Board of Directors (“Compensation Committee”) administers the Stock Option Plans.  Under the plans, the Compensation Committee may award, in addition to stock options, shares of Common Stock on a restricted basis.  The plans also specifically provide for stock appreciation rights and authorize the Compensation Committee to provide, either at the time of the grant of an option or otherwise, that the option may be cashed out upon terms and conditions to be determined by the Committee or the Board.

Option awards are granted with an exercise price equal to the market price of Concurrent’s stock at the date of grant.  Concurrent recognizes stock compensation expense in accordance with SFAS No. 123(R) over the requisite service period of the individual grantees, which generally equals the vesting period.  All of Concurrent’s stock compensation is accounted for as equity instruments.

Concurrent’s 2001 Stock Option Plan became effective November 1, 2001 and replaced the 1991 Restated Stock Option Plan that expired on January 31, 2002.  As of November 1, 2001 there were no options for shares of Common Stock available for future grant under the 1991 Restated Stock Option Plan.  The Amended and Restated 2001 Stock Option Plan terminates on October 31, 2011.  Stockholders have authorized the issuance of up to 2,489,000 shares under these plans and, after restating share activity for the July 9, 2008 one-for-ten reverse stock split, at June 30, 2008 and 2007 there were 400,000 and 568,000 shares available for future grants, respectively.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Concurrent recorded share-based compensation related to issuance of stock options and restricted stock to employees and directors, as follows (amounts in thousands of dollars):

	Year Ended June 30,
	2008	2007	2006
Share-based compensation expense included in the
Statement of Operations:
Cost of sales	$37	$28	$20
Sales and marketing	200	145	82
Research and development	140	270	80
General and administrative	645	472	346
Total	1,022	915	528
Tax benefit	-	-	-
Share-based compensation expense, net of taxes	$1,022	$915	$528
Increase in basic and diluted loss per share (1)	$0.12	$0.13	$0.08

(1) Restated to reflect the Reverse Stock Split.

Concurrent uses the Black-Scholes valuation model to estimate the fair value of each option award on the date of grant.  For fiscal year 2008, Concurrent granted 5,000 stock options to the Board of Directors with immediate vesting and granted others 217,400 stock options with 4 year vesting.  For fiscal year 2007, Concurrent issued 5,000 stock options to the Board of Directors with immediate vesting and granted others 188,400 stock options with 4 year vesting.  The assumptions used to determine current fiscal year recorded expense and prior years’ pro forma expense were:

	2008	2007	2006

Risk-free interest rate	3.6%-4.3%	4.6%-5.0%	4.4%-5.2%
Expected volatility	72.8%-75.8%	78.0%-92.0%	79.0%-83.0%
Weighted-average volatility	75.0%	90.3%	81.1%
Expected term (in years)	6	6	6
Expected dividend yield	0.0%	0.0%	0.0%

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

Based on historical experience of option pre-vesting cancellations, Concurrent has assumed an annualized forfeiture rate of 7.5% for unvested options granted during fiscal year 2008.  Concurrent has assumed a 10% forfeiture rate on options granted during the twelve months ended June 30, 2007.  Under the true-up provisions of SFAS 123(R), Concurrent will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

A summary of option activity under the plans as of June 30, 2008, and changes during the year is presented below:

			Weighted-
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares (1)	Price (1)	Term (In Years)	Value

Outstanding as of July 1, 2007	605,308	$43.08
Granted	222,390	12.11
Exercised	-	-
Forfeited or expired	(92,943)	25.73
Outstanding as of June 30, 2007	734,755	$35.90	6.01	$-
Vested or expected to vest at June 30, 2008	701,565	$37.03	0.55	$-
Exercisable at June 30, 2008	438,126	$51.70	4.08	$-

(1) Restated to reflect the Reverse Stock Split.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2008:

	Outstanding Options			Options Exercisable
	Weighted
	Average		Weighted		Weighted
Range of	Remaining		Average		Average
Exercise	Contractual	June 30,	Exercise	June 30	Exercise
Prices (1)	Life (In Years)	2008 (1)	Price (1)	2008 (1)	Price (1)

$ 7.30 - $ 13.50	8.80	172,812	$11.28	29,705	$13.20
$ 14.00 - $ 14.20	8.28	179,772	$14.06	37,500	$14.20
$ 15.20 - $ 21.50	4.43	174,828	$20.48	163,578	$20.80
$ 22.10 - $122.50	3.19	174,293	$77.60	174,293	$77.60
$124.38 - $196.25	2.32	33,050	$145.19	33,050	$145.20
$ 7.30 - $196.25	6.01	734,755	$35.90	438,126	$51.70

(1) Restated to reflect the Reverse Stock Split.

The weighted average grant-date fair value of options granted during the fiscal years ended June 30, 2008, 2007 and 2006 was $8.30, $10.70, and $16.50, respectively.  Weighted average grant-date fair values have been restated to reflect the one-for-ten reverse stock split, made effective July 9, 2008.  The total intrinsic value of options exercised during the fiscal years ended June 30, 2008, 2007 and 2006 was $0, $46,000, and $115,000, respectively.  Total compensation cost of options granted but not yet vested as of June 30, 2008 is $2,061,000, which is expected to be recognized over the weighted average period of 3.0 years.  Concurrent generally issues new shares to satisfy option exercises.

Cash received from option exercise under all share-based payment arrangements for the fiscal years ended June 30, 2008, 2007 and 2006 was $0, $13,000 and $357,000.

The Compensation Committee approved and Concurrent issued 34,000, 9,100 and 7,300 shares of restricted stock during fiscal years 2008, 2007 and 2006, respectively, that vest over time.  During 2005, the Compensation Committee approved and Concurrent issued 104,100 shares of restricted stock.   Restricted share amounts reflect the one-for-ten reverse stock split, made effective on July 9, 2008.  A portion of the 2005 restricted stock grant vests over time (four years) and a portion vests based upon performance criteria.  Concurrent records expense for remaining unvested performance-based restricted stock awards, based upon the grant date fair-value and an assessment of whether the performance criteria will ultimately be met.  During fiscal years 2008, 2007 and 2006, Concurrent retired $143,000, $584,000 and $184,000, respectively, of restricted stock issued to employees that left Concurrent prior to vesting of their restricted stock awards or because specified performance criteria were not met.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

A summary of the status of Concurrent’s non-vested restricted shares as of June 30, 2008, and changes during the twelve months ended June 30, 2008, is presented below:

		Weighted-
		Average
		Grant-Date
Non-vested Shares	Shares (1)	Fair-Value (1)
Non-vested at July 1, 2007	38,730	$19.18
Granted	34,000	7.81
Vested	(18,883)	20.09
Forfeited	(8,109)	17.58
Non-vested at June 30, 2008	45,738	$10.63

(1) Restated to reflect the Reverse Stock Split.

The weighted average grant-date fair value of restricted shares granted during the fiscal years ended June 30, 2008, 2007 and 2006 was $7.81, $14.90, and $24.50, respectively.  Weighted average grant-date fair values reflect the one-for-ten reverse stock split, made effective on July 9, 2008.  The total fair value of shares released during the fiscal years ended June 30, 2008, 2007 and 2006 was $379,000, $172,000, and $228,000.  Total compensation cost of restricted stock awards issued, but not yet vested as of June 30, 2008 is $361,000, which is expected to be recognized over the weighted average period of 1.7 years.

13.	Private Placement and Warrants

In May 2007, Concurrent issued 1,120,000 shares of Common Stock and warrants in a private placement of public equity for an aggregate purchase price of $14,000,000.  Net proceeds after issuance costs were approximately $12,600,000.  The warrants are exercisable into 280,000 shares of Common Stock at an exercise price of $16.20 per share, are exercisable as of the date of issuance, and expire five years after the date of issuance.  These warrants represent all warrants available for exercise for Concurrent Common Stock as of June 30, 2008.  Share amounts have been restated to reflect the Reverse Stock Split.  Concurrent is using the proceeds of the private placement for general corporate purposes, including working capital and capital expenditures.  The shares issued under this private placement were registered under a registration statement filed with the SEC and declared effective on June 14, 2007.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

14.	Term Loan and Revolving Credit Facility

On December 19, 2007, Concurrent entered into a First Amendment (“Amendment”) to its Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with Silicon Valley Bank (the “Bank”), which amends certain terms of the existing Credit Agreement.  The Amendment extends the maturity date of the Credit Agreement from December 23, 2008 to July 1, 2009.  The Amendment also resets the Minimum Tangible Net Worth covenant requirement from $15,172,000 as of September 30, 2007, under the previous terms, to $10,000,000 as of December 31, 2007.  At all times after December 31, 2007, the minimum tangible net worth requirement shall increase by 50% of quarterly net income and 50% of issuances of equity, net of issuance costs, and the principal amount of any subordinated debt.  The Amendment also allows Concurrent to utilize all of its operating accounts with the Bank to meet the required monthly average balance of not less than $1,000,000 in deposits.  The Credit Agreement is secured by substantially all of the assets of Concurrent. On June 23, 2008, Concurrent entered into a Second Amendment to Amended and Restated Loan and Security Agreement with the Bank, which provides Concurrent an opportunity to repurchase up to $2.5 million of its capital stock.  All other terms of the Credit Agreement remain the same.

The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the Credit Agreement on July 1, 2009.  The Credit Agreement provides for up to a $10,000,000 revolving credit line (the “Revolver”) with a borrowing base dependent upon Concurrent’s outstanding North American accounts receivable.  Concurrent had $949,000 and $1,077,000 outstanding under the Revolver as of June 30, 2008 and June 30, 2007, respectively.  During fiscal year 2008, Concurrent had net repayments of $128,000, consisting of $263,000 in borrowings and $391,000 in repayments.  Based on the borrowing formula and Concurrent’s financial position as of June 30, 2008, $7,493,000 was available to Concurrent under the Revolver, resulting in approximately $6,544,000 of remaining available funds under the Revolver.

Interest on any outstanding amounts under the Revolver is payable monthly at the prime rate (5.00% at June 30, 2008) plus 0.50% per annum.

The Credit Agreement contains certain financial covenants, including a required adjusted quick ratio (the ratio of cash and accounts receivable to current liabilities and outstanding bank debt (less the current portion of deferred revenue)) of at least 1.25 to 1.00 and a minimum tangible net worth of at least $10,151,000 as of June 30, 2008.  The Credit Agreement also contains customary restrictive covenants concerning Concurrent's operations.  As of June 30, 2008, Concurrent’s adjusted quick ratio was 2.80 to 1.00 and its tangible net worth (defined as total assets (less goodwill and other intangibles) minus total liabilities) was approximately $24,376,000.  Concurrent was in compliance with all applicable covenants as of June 30, 2008.

15.	Rights Plan and Repurchase Agreement

On July 31, 1992, the Board of Directors of Concurrent declared a dividend distribution of one Series A Participating Cumulative Preferred Right for each share of Concurrent’s Common Stock.  The dividend was made to stockholders of record on August 14, 1992.  On August 7, 2002, the Rights Agreement creating these Rights was extended for another 10 years to August 14, 2012 and American Stock Transfer & Trust Company was appointed as the successor rights agent pursuant to an Amended and Restated Rights Agreement.  Under the Rights Agreement, each Right becomes exercisable when any person or group acquires 15% of Concurrent’s common stock.  Such an event triggers the rights plan and entitles each right holder to purchase from Concurrent one one-hundredth of a share of Series A Participating Cumulative Preferred Stock at a cash price of $30 per right.  On July 8, 2008, the Rights Agreement was proportionately adjusted to reflect the Reverse Stock Split.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

On June 23, 2008, Concurrent’s Board authorized the repurchase of up to $2.5 million of its common stock, through a stock repurchase program. Under the share repurchase program, Concurrent may repurchase shares from time to time at the discretion of a stock repurchase committee in accordance with applicable securities laws in the open market or in privately negotiated transactions.  Repurchases will depend upon market conditions and other factors, and repurchases may be commenced or suspended from time to time at our discretion, without prior notice.  Concurrent does not intend to repurchase any shares from our management, directors or other insiders.  Concurrent has not repurchased any shares of our common stock as of June 30, 2008.

16.	Concentration of Risk

Intercompany transfers between geographic areas are accounted for at prices similar to those available to comparable unaffiliated customers.  Sales to unaffiliated customers outside the U.S by our international subsidiaries were $17,606,000, $18,234,000 and $19,238,000 for the years ended June 30, 2008, 2007 and 2006, respectively, which amounts represented 25%, 26% and 27% of total sales for the respective fiscal years.

Sales to the U.S. government, prime contractors and agencies of the U.S. government amounted to approximately $9,263,000, $8,936,000 and $15,079,000 for the years ended June 30, 2008, 2007 and 2006, respectively, which amounts represented 13%, 13% and 21% of total sales for the respective fiscal years.

In addition, the following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for any one of the indicated periods:

	Year ended June 30,
	2008	2007	2006
Customer A	12%	19%	16%
Customer B	10%	8%	7%
Customer C	8%	11%	13%
Customer D	6%	7%	13%

Concurrent assesses credit risk through ongoing credit evaluations of customers’ financial condition and collateral is generally not required.  Two customers accounted for $1,807,000 or 12% and $1,398,000 or 10% of trade receivables, respectively, at June 30, 2008.  One customer accounted for $9,190,000 or 44% of trade receivables at June 30, 2007.  There were no other customers at June 30, 2008 and 2007 representing 10% or more of Concurrent’s trade receivables at June 30, 2008 and 2007.

Concurrent sometimes purchases product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms.  For the year ended June 30, 2008, purchases from three suppliers accounted for 25%, 21% and 15% of Concurrent’s purchases, respectively.  For the year ended June 30, 2007, purchases from two suppliers accounted for 23% and 19% of Concurrent’s purchases, respectively.  For the year ended June 30, 2006, purchases from two suppliers accounted for 30% and 22% of Concurrent’s purchases, respectively.  There were no other suppliers during fiscal years 2007, 2006 or 2005 representing 10% or more of Concurrent’s total purchases.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

17.	Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of quarterly financial results for the years ended June 30, 2008 and 2007:

	Three Months Ended
	September 30,		December 31,	March 31,	June 30,
	2007		2007	2008	2008
	(Dollars in thousands, except per share amounts)
2008

Net sales	$16,255		$17,578	$19,374	$17,609
Gross margin	$8,555		$9,459	$10,599	$9,486
Operating income (loss)	$(1,797)		$(847)	$56	$(1,299)
Net income (loss)	$1,744	(1)	$(769)	$301	$(1,011)
Net income (loss) per share-basic (2)	$0.21	(1)	$(0.09)	$0.04	$(0.12)
Net income (loss) per share-diluted (2)	$0.21	(1)	$(0.09)	$0.04	$(0.12)

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2006	2006	2007	2007
	(Dollars in thousands, except per share amounts)
2007

Net sales	$14,781	$17,134	$16,148	$21,086
Gross margin	$6,954	$7,415	$7,873	$10,119
Operating loss	$(4,754)	$(3,327)	$(2,759)	$(953)
Net loss	$(4,852)	$(3,531)	$(3,076)	$(712)
Net loss per share-basic (2)	$(0.68)	$(0.49)	$(0.43)	$(0.09)
Net loss per share-diluted (2)	$(0.68)	$(0.49)	$(0.43)	$(0.09)

(1)
Net income and earnings per share during the three months ended September 30, 2007 include a $1.9 million gain on arbitration settlement- net, related to alleged defective parts provided to Concurrent by one of its suppliers and a $1.4 million recovery of minority investment- net, related to proceeds received from the liquidation of the remaining assets of Thirdspace Living Limited (“Thirdspace”), for the partial recovery of the previously recognized impairment charge of our investment in Thirdspace.

(2)	All periods have been restated to reflect the one-for-ten reverse stock split, made effective on July 9, 2008.

18.	Commitments and Contingencies

Concurrent leases certain sales and service offices, warehousing, and equipment under various operating leases.  The leases expire at various dates through 2014 and generally provide for the payment of taxes, insurance and maintenance costs.  Additionally, certain leases contain escalation clauses that provide for increased rents resulting from the pass through of increases in operating costs, property taxes and consumer price indexes.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

At June 30, 2008, future minimum lease payments for the years ending June 30 are as follows (dollars in thousands):

2009	$2,229
2010	1,571
2011	860
2012	881
2013	658
2014 and thereafter	532
$6,731

Rent expense under all operating leases amounted to $3,403,000, $3,870,000 and $3,942,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

Concurrent, from time to time, is involved in litigation incidental to the conduct of its business.  Concurrent believes that such pending litigation will not have a material adverse effect on Concurrent’s results of operations or financial condition.

Concurrent enters into agreements in the ordinary course of business with customers that often require Concurrent to defend and/or indemnify the customer against intellectual property infringement claims brought by a third party with respect to Concurrent’s products. For example, Concurrent was notified that certain of its customers have been sued by the following companies regarding the listed patents:

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

Pursuant to the terms of the employment agreements with the executive officers of Concurrent, employment may be terminated by either Concurrent or the respective executive officer at any time.  In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by Concurrent without cause or in certain circumstances constructively by Concurrent, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  At June 30, 2008, the maximum contingent liability under these agreements is $1,366,000.  Concurrent’s employment agreements with certain of its officers contain certain offset provisions, as defined in their respective agreements.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

19.	Subsequent Event

On July 8, 2008, Concurrent’s shareholders approved the Reverse Stock Split, which became effective on July 9, 2008.  Under the approved Reverse Stock Split, every ten shares of common stock of Concurrent were combined into one share of common stock. The number of shares subject to Concurrent’s outstanding options and warrants were reduced in the same ratio as the reduction in the outstanding shares, and the per share exercise price of those options and warrants was increased in direct proportion to the reverse stock split ratio.   Earnings per share computations, balance sheets, and footnote presentation of shares and share equivalents for fiscal 2008 and prior periods have been restated to reflect the Reverse Stock Split.  The Reverse Stock Split will have no impact on the authorized number of shares.

SCHEDULE II

CONCURRENT COMPUTER CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended June 30, 2008, 2007 and 2006
(Dollars in thousands)

Description	Balance At Beginning Of Year	Charged To Costs And Expenses	Deductions (a)	Balance At End Of Year
Reserves and allowances deducted
from asset accounts or accrued as expenses:

2008
Allowance for doubtful accounts	$96	$-	$(6)	$90
Warranty accrual	343	126	(271)	198

2007
Allowance for doubtful accounts	380	(188)	(96)	96
Warranty accrual	376	192	(225)	343

2006
Allowance for doubtful accounts	200	184	(4)	380
Warranty accrual	702	95	(421)	376

(a)	Charges and adjustments to the reserve accounts for write-offs and credits issued during the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCURRENT COMPUTER CORPORATION
(Registrant)

By:	/s/ Dan Mondor
Dan Mondor
President and Chief Executive Officer

Date: August 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities indicated on August 27, 2008.

NAME	TITLE

/s/ Steve G. Nussrallah	Chairman of the Board and Director
Steve G. Nussrallah

/s/ Dan Mondor	President, Chief Executive Officer and Director
Dan Mondor	(Principal Executive Officer)

/s/ Emory O. Berry	Chief Financial Officer and Executive Vice President of Operations
Emory O. Berry	(Principal Financial and Accounting Officer)

/s/ Charles Blackmon	Director
Charles Blackmon

/s/ Larry L. Enterline	Director
Larry L. Enterline

/s/ C. Shelton James	Director
C. Shelton James

Exhibit	Description Of Document

3.1	--Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	--Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	--Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

3.4
--Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.5	--Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.6	--Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	--Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.2	--Form of Rights Certificate (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2002).

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

10.12
-- Entry into a Material Definitive Agreement between the Registrant and Silicon Valley Bank in the form of a Forbearance to Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 14, 2006).

10.13
-- Entry into a Material Definitive Agreement between the Registrant and Silicon Valley Bank in the form of a Waiver and Third Loan Modification Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 31, 2006).

10.14	--Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006).

10.15	--Consulting Services Agreement among the Company, TechCFO and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.16	--Indemnification Agreement between the Company and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.17
--Form of Securities Purchase Agreement by and among Concurrent Computer Corporation and the purchasers set forth on the signature pages thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

10.18	First Amendment to Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2007 (No. 000-13150)).

10.19
Separation Agreement, dated April 8, 2008, between Concurrent Computer Corporation and T. Gary Trimm (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 9, 2008 (No. 000-13150)).

10.20
Employment Agreement, dated April 8, 2008, between Concurrent Computer Corporation and Dan Mondor (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 9, 2008 (No. 000-13150)).

10.21	Second Amendment to Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 24, 2008 (No. 000-13150)).

10.22
--Employment Agreement, dated August 1, 2008, between Concurrent Computer Corporation and Emory O. Berry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2008 (No. 001-13150)).

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