Form 10-Q
period 2008-09-30
CONCURRENT COMPUTER CORP/DE
filed 2008-11-03
CIK 749038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
--------------

FORM 10-Q

(Mark One)
☒         Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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
Yes ☒      No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of October 27, 2008 was 8,275,000.

Concurrent Computer Corporation
Form 10-Q
For the Three Months Ended September 30, 2008

Part I           Financial Information
Item 1.         Condensed Consolidated Financial Statements

Concurrent Computer Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

	September 30,	June 30,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,856	$27,359
Accounts receivable, less allowance for doubtful accounts of $89 at September 30, 2008 and $90 at June 30, 2008	17,511	14,422
Inventories - net	3,372	5,094
Prepaid expenses and other current assets	1,773	1,360
Total current assets	46,512	48,235

Property, plant and equipment - net	3,973	3,867
Intangible - purchased technology, net	3,852	4,081
Intangible - customer relationships and trademark, net	2,487	2,530
Goodwill	15,990	15,990
Other long-term assets - net	737	836
Total assets	$73,551	$75,539

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,332	$13,984
Revolving bank line of credit	949	-
Deferred revenue	10,419	8,570
Total current liabilities	21,700	22,554

Long-term liabilities:
Deferred revenue	1,005	962
Revolving bank line of credit	-	949
Pension liability	1,700	1,878
Other	1,713	1,768
Total liabilities	26,118	28,111

Commitments and contingencies (Note 13)

Stockholders' equity:
Shares of common stock, par value $.01; 100,000,000 authorized;8,268,393 and 8,305,588 issued and outstanding at September 30, 2008 and June 30, 2008, respectively	83	83
Capital in excess of par value	204,656	204,574
Accumulated deficit	(157,689)	(157,782)
Treasury stock, at cost; 37,002 shares and 0 at September 30, 2008 and June 30, 2008, respectively	(252)	-
Accumulated other comprehensive income	635	553
Total stockholders' equity	47,433	47,428

Total liabilities and stockholders' equity	$73,551	$75,539

The accompanying notes are an integral part of the condensed consolidated financial statements.

 Concurrent Computer Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	September 30,
	2008	2007
Revenues:
Product	$12,049	$9,768
Service	6,286	6,487
Total revenues	18,335	16,255

Cost of sales:
Product	5,635	5,053
Service	2,418	2,647
Total cost of sales	8,053	7,700

Gross margin	10,282	8,555

Operating expenses:
Sales and marketing	3,568	3,793
Research and development	3,839	4,212
General and administrative	2,323	2,347
Total operating expenses	9,730	10,352

Operating income (loss)	552	(1,797)

Gain on arbitration settlement, net	-	1,900
Recovery of minority investment, net	-	1,415
Interest income	111	225
Interest expense	(29)	(36)
Other income (expense), net	(291)	91

Income before income taxes	343	1,798

Provision for income taxes	250	54

Net income	$93	$1,744

Net income per share
Basic	$0.01	$0.21
Diluted	$0.01	$0.21
Weighted average shares outstanding - basic	8,292	8,293
Weighted average shares outstanding - diluted	8,308	8,311

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended
	September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$93	$1,744
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	775	1,165
Share-based compensation	82	161
Recovery of minority investment, net	-	(1,415)
Other non-cash expenses	362	(63)
Changes in operating assets and liabilities:
Accounts receivable	(3,089)	5,313
Inventories	1,656	142
Prepaid expenses and other current assets	(434)	(321)
Other long-term assets	99	13
Accounts payable and accrued expenses	(3,652)	(3,060)
Deferred revenue	1,892	688
Other long-term liabilities	(29)	381
Total adjustments to net income	(2,338)	3,004
Net cash (used in) provided by operating activities	(2,245)	4,748

INVESTING ACTIVITIES
Capital expenditures	(646)	(271)
Recovery of minority investment, net	-	1,415
Net cash (used in) provided by investing activities	(646)	1,144

FINANCING ACTIVITIES
Repayment of note payable to bank	-	(391)
Purchase of treasury stock	(252)	(29)
Net cash used in financing activities	(252)	(420)

Effect of exchange rates on cash and cash equivalents	(360)	197

(Decrease) increase in cash and cash equivalents	(3,503)	5,669
Cash and cash equivalents at beginning of period	27,359	20,416
Cash and cash equivalents at end of period	$23,856	$26,085

Cash paid during the period for:
Interest	$15	$16
Income taxes (net of refunds)	$412	$52

The accompanying notes are an integral part of the condensed consolidated financial statements

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements

1.            Overview of Business and Basis of Presentation

Concurrent is a provider of computing technologies and software applications, and related services, for the video-on-demand (VOD) market and the high-performance real-time market.  Concurrent’s business is comprised of two segments for financial reporting purposes: products and services.  We provide products and services for each of these markets.

Concurrent’s on-demand products consist of hardware and/or software as well as integration services, sold primarily to broadband companies that provide interactive, digital services.  Concurrent’s real-time products consist of real-time operating systems and software development tools combined, in most cases, with off-the-shelf hardware and services sold to a wide variety of companies seeking high-performance, real-time computer solutions for use in various applications requiring low-latency response and determinism such as simulation, image generation, hardware-in-the-loop testing and data acquisition.

Concurrent provides sales and support from offices and subsidiaries throughout North America, Europe, and Asia.

The condensed consolidated interim financial statements of Concurrent are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of Concurrent’s financial position, results of operations and cash flows at the dates and for the periods indicated.  These financial statements should be read in conjunction with Concurrent’s Annual Report on Form 10-K for the year ended June 30, 2008.  There have been no changes to Concurrent’s Significant Accounting Policies as disclosed in Note 2 of the consolidated financial statements included in Concurrent’s Annual Report on Form 10-K for the year ended June 30, 2008.  The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

Recently Issued Accounting Pronouncements

Effective July 1, 2008, Concurrent adopted Financial Accounting Standards Board (“FASB”) Statement (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), and this adoption did not have a material impact on Concurrent’s financial statements.  On October 10, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  The FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued.  Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, Accounting Changes and Error Corrections.  However, the disclosure provisions in Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application.

2.           Basic and Diluted Net Income per Share

On July 8, 2008, Concurrent’s shareholders approved a one-for-ten reverse stock split (the “Reverse Stock Split”) and the reverse stock split became effective on July 9, 2008.  Pursuant to the Reverse Stock Split, every ten shares of Concurrent common stock have been combined into one share of common stock.  The number of shares subject to outstanding options and warrants have been reduced in the same ratio as the reduction in the outstanding shares, and the per share exercise price of those options and warrants have been increased in direct proportion to the Reverse Stock Split ratio.   Earnings per share computations, balance sheets, and footnote presentation of shares and share equivalents for the three months ended September 30, 2007 have been restated to reflect the Reverse Stock Split.  The Reverse Stock Split had no impact on the authorized number of shares.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

Basic net income per share is computed in accordance with SFAS No. 128, Earnings Per Share, by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.  Common share equivalents of 1,051,000 and 949,000 for the three months ended September 30, 2008 and 2007, respectively, were excluded from the calculation as their effect was antidilutive.  The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

	Three Months Ended September 30,
	2008	2007
Basic and diluted earnings per share (EPS) calculation:
Net income	$93	$1,744

Basic weighted average number of shares outstanding	8,292	8,293
Effect of dilutive securities:
Restricted stock	16	15
Employee stock options	-	3
Shares issued upon assumed exercise of warrants	-	-
Diluted weighted average number of shares outstanding	8,308	8,311
Basic EPS	$0.01	$0.21
Diluted EPS	$0.01	$0.21

3.             Share-Based Compensation

At September 30, 2008, Concurrent had share-based employee compensation plans which are described in Note 12 of the consolidated financial statements included in Concurrent’s Annual Report on Form 10-K for the year ended June 30, 2008.  Option awards are granted with an exercise price equal to the market price of Concurrent’s stock at the date of grant.  Concurrent recognizes stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  All of Concurrent’s stock compensation is accounted for as equity instruments.  As of September 30, 2008, Concurrent had approximately 738,000 stock options and approximately 55,000 restricted shares outstanding.

Concurrent uses the Black-Scholes valuation model to estimate the fair value of each option award on the date of grant.  During the three months ended September 30, 2008, Concurrent granted 20,000 stock options and 10,000 shares of restricted stock.  For stock option grants during the three months ended September 30, 2008, Concurrent used a risk-free rate interest rate of 2.9%, expected volatility of 70.1%, expected term of 6 years and expected dividend yield of 0%.  Based on historical experience of option pre-vesting cancellations, Concurrent has assumed an annualized forfeiture rate of 6.0% for unvested options for the three months ended September 30, 2008.  Under the true-up provisions of SFAS 123R, Concurrent will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

Concurrent recorded share-based compensation related to issuances of stock options and restricted stock to employees and directors, as follows (amounts in thousands of dollars):

	Three Months Ended
	September 30,
	2008	2007
Statement of Operations:
Cost of sales	$1	$(3)
Sales and marketing	12	32
Research and development	20	14
General and administrative	49	118
Total	82	161
Tax benefit	-	-
Share-based compensation expense, net of taxes	$82	$161
Increase in basic income (loss) per share	$0.01	$0.02
Increase in diluted income (loss) per share	$0.01	$0.02

4.             Inventories

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method.  Concurrent establishes excess and obsolete inventory reserves based upon historical and anticipated usage.  The components of inventories are as follows (in thousands):

	September 30,	June 30,
	2008	2008
Raw materials, net	$1,865	$3,849
Work-in-process	723	609
Finished goods	784	636
	$3,372	$5,094

At September 30, 2008 and June 30, 2008, some portion of Concurrent’s inventory was in excess of the current requirements based upon the planned level of sales for future years.  Accordingly, Concurrent has reduced its gross raw materials inventory by $1,296,000 at September 30, 2008 and $1,234,000 at June 30, 2008, to its estimated net realizable value.

5.             Goodwill and Other Intangible Assets

Goodwill was $15,990,000 as of both September 30, 2008 and June 30, 2008.  Concurrent does not measure assets on a segment basis, and therefore, does not allocate goodwill on a segment basis.  Concurrent operates in two segments, as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.  Our two segments are products and services, which are also considered Reporting Units for assessment of goodwill impairment under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).  Since Concurrent does not measure assets on a segment basis, it allocates operating expenses on a pro-rata basis between products and services to test impairment of goodwill and allocates goodwill between the two reporting units in the same manner.  In accordance with SFAS No. 142, Concurrent tests goodwill and trademark for impairment, at least annually.  Concurrent’s annual goodwill and trademark impairment testing date is July 1.  There has not been any impairment charge as a result of the most recent assessment as of July 1, 2008.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

Other intangible assets consist of the following (in thousands):

	September 30,	June 30,
	2008	2008
Cost of amortizable intangibles:
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Total cost of intangibles	9,600	9,600
Less accumulated amortization:
Purchased technology	(3,848)	(3,619)
Customer relationships	(513)	(470)
Total accumulated amortization	(4,361)	(4,089)
Trademark	1,100	1,100
Total intangible assets, net	$6,339	$6,611

Amortization expense was $272,000 for each of the three months ended September 30, 2008 and 2007, respectively.

6.            Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands):

	September 30,	June 30,
	2008	2008
Accounts payable, trade	$5,345	$7,003
Accrued payroll, vacation, severance and other employee expenses	3,522	4,338
Income taxes payable	205	390
Warranty accrual	165	198
Other accrued expenses	1,095	2,055
	$10,332	$13,984

Concurrent’s estimate of warranty obligations is based on historical experience and expectation of future conditions.  The changes in the warranty accrual during the three months ended September 30, 2007 were as follows (in thousands):

Balance at June 30, 2008	$198
Charged to costs and expenses, net	35
Deductions against accrual	(68)
Balance at September 30, 2008	$165

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

7.            Comprehensive Income (Loss)

Concurrent’s total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Net income	$93	$1,744

Other comprehensive income:
Foreign currency translation gain	71	133
Amortization of pension gain and transition amount	11	(19)

Total comprehensive income	$175	$1,858

8.            Recovery of Investment in Minority Investment

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

9.            Arbitration Settlement

In August 2007, Concurrent reached an agreement with Vicor, Inc. (“Vicor”), a supplier of Concurrent’s, to settle the claims in the pending arbitration between the two parties, in exchange for a full release.  In the arbitration, Concurrent alleged that in 2002 and 2003 Concurrent experienced high failure rates in its MediaHawk 2000 and 3000 series on-demand servers as a result of defective power converters manufactured by Vicor.  Concurrent settled for approximately $2,350,000, from which approximately $450,000 of attorney fees was deducted and Concurrent received $1,900,000 in net proceeds in the three months ended September 30, 2007.  Concurrent recorded the $1,900,000 net proceeds as a “Gain on arbitration settlement, net” within the condensed consolidated Statements of Operations during the three months ended September 30, 2007.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

10.          Concentration of Credit Risk, Segment, and Geographic Information

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

Concurrent attributes revenues to individual countries and geographic areas based upon location of its selling operating subsidiaries.  A summary of Concurrent’s financial data by geographic area follows (dollars in thousands):

	Three Months Ended
	September 30,
	2008	2007
United States	$15,228	$13,323

Japan	1,989	1,289
Other Asia Pacific countries	222	437
Asia Pacific	2,211	1,726

Europe	896	1,206

Total revenue	$18,335	$16,255

In addition, the following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for any one of the indicated periods:

	Three Months Ended
	September 30,
	2008	2007
Customer A	27%	<10%
Customer B	20%	12%
Customer C	<10%	22%

Concurrent assesses credit risk through ongoing credit evaluations of customers’ financial condition and collateral is generally not required.  At September 30, 2008, one customer accounted for $5,499,000 or 31% of trade receivables, and a second customer accounted for $4,012,000 or 23% of trade receivables.  At June 30, 2008, one customer accounted for $1,807,000 or 12% and a second customer accounted for $1,398,000 or 10% of trade receivables.  No other customers accounted for 10% or more of trade receivables as of September 30, 2008 or June 30, 2008.

Concurrent sometimes purchases product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms.  For the three months ended September 30, 2008, purchases from each of three suppliers were equal to, or in excess of 10% of Concurrent’s total purchases.  These three suppliers accounted for 23%, 17% and 13% of Concurrent’s purchases during the three months ended September 30, 2008.  Also, for the three months ended September 30, 2007, purchases from three suppliers were equal to, or in excess of 10% of Concurrent’s total purchases.  These three suppliers accounted for 27%, 20% and 11% of Concurrent’s purchases during the three months ended September 30, 2007.

11.          Term Loan and Revolving Credit Facility

Concurrent is party to a Credit Agreement with Silicon Valley Bank that provides Concurrent up to a $10,000,000 revolving credit line (the “Revolver”) with a borrowing base dependent upon Concurrent’s outstanding North American accounts receivable.  Concurrent had $949,000 outstanding under the Revolver as of September 30, 2008 and June 30, 2008, respectively.  Based on the borrowing formula and Concurrent’s financial position as of September 30, 2008, $9,960,000 was available to Concurrent under the Revolver, resulting in approximately $9,011,000 of remaining available funds under the Revolver.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

The Credit Agreement contains certain financial covenants, including a required adjusted quick ratio (the ratio of cash and accounts receivable to current liabilities and outstanding bank debt (less the current portion of deferred revenue)) of at least 1.25 to 1.00 and a minimum tangible net worth of at least $10,181,000 as of September 30, 2008.  The Credit Agreement also contains customary restrictive covenants concerning Concurrent's operations.  As of September 30, 2008, Concurrent’s adjusted quick ratio was 3.67 to 1.00 and its tangible net worth (defined as total assets (less goodwill and other intangibles) minus total liabilities) was approximately $24,686,000.  Concurrent was in compliance with all applicable covenants as of September 30, 2008.

Interest on any outstanding amounts under the Revolver is payable monthly at the prime rate (5.00% at September 30, 2008) plus 0.50% per annum.  The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the Credit Agreement on July 1, 2009.

12.          Retirement Plans

The following table provides a detail of the components of net periodic benefit cost for the three months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended
	September 30,
	2008	2007
Service cost	$5	$6
Interest cost	68	50
Expected return on plan assets	(35)	(32)
Amortization of net (gain) loss	-	(28)
Amortization of transition amount	10	9
Net periodic benefit cost	$48	$5

Concurrent contributed $15,000 to its German subsidiary’s defined benefit plan during the three months ended September 30, 2008, and expects to make similar contributions during the remaining quarters of fiscal 2008.  Concurrent contributed $15,000 to its German subsidiary’s defined benefit plan during the three months ended September 30, 2007.

Concurrent maintains a retirement savings plan, available to U.S. employees, which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code.  During the three months ended September 30, 2008 and 2007, Concurrent contributed $150,000 and $137,000 to this plan, respectively.

Concurrent also maintains a defined contribution plan (“Stakeholder Plan”) for its U.K. based employees.  Concurrent has agreements with certain of its U.K. based employees to make supplementary contributions to the Stakeholder Plan over the next year, contingent upon their continued employment with Concurrent.  During the three months ended September 30, 2008 and 2007, Concurrent contributed $108,000 and $120,000 to the Stakeholder Plan, respectively.

13.           Commitments and Contingencies

Concurrent, from time to time, is involved in litigation incidental to the conduct of its business.  Concurrent believes that such pending litigation will not have a material adverse effect on Concurrent’s results of operations or financial condition.

Concurrent enters into agreements in the ordinary course of business with customers that often require Concurrent to defend and/or indemnify the customer against intellectual property infringement claims brought by a third party with respect to Concurrent’s products.  For example, Concurrent was notified that certain of its customers have been sued by the following companies, in the noted jurisdictions, regarding the listed patents:

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

Asserting Party	Jurisdiction	Patents at Issue

Acacia Media Technologies, Corp.	U.S. District Court	U.S. Patent Nos. 5,132,992; 5,253,275;
	Northern District of California	5,550,863, 6,002,720 and 6,144,702

U.S.A Video Inc.	U.S. District Court	U.S. Patent No. 5,130,792
Eastern District of Texas

Vtran Media Technologies, LLC	U.S. District Court	U.S. Patent Nos. 4,890,320 and
	Eastern District of Texas	4,995,078

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

Pursuant to the terms of the employment agreements with the executive officers of Concurrent, employment may be terminated by either Concurrent or the respective executive officer at any time.  In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by Concurrent without cause or in certain circumstances constructively by Concurrent, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  Additionally, if terminated, Concurrent’s CEO and CFO would be entitled to bonuses during the severance period.  At September 30, 2008, the maximum contingent liability under these agreements is $1,882,000.  Concurrent’s employment agreements with certain of its officers contain certain offset provisions, as defined in their respective agreements.

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

Overview

On July 8, 2008, our shareholders approved a one-for-ten reverse stock split (the “Reverse Stock Split”) and the Reverse Stock Split became effective on July 9, 2008.  Pursuant to the Reverse Stock Split, every ten shares of our common stock have been combined into one share of common stock.  The number of shares subject to our outstanding options and warrants have been reduced in the same ratio as the reduction in the outstanding shares, and the per share exercise price of those options and warrants have been increased in direct proportion to the Reverse Stock Split ratio.   Earnings per share computations, balance sheets, and footnote presentation of shares and share equivalents for the three months ended September 30, 2008 and prior periods have been restated to reflect the reverse stock split.  The Reverse Stock Split will have no impact on the authorized number of shares.

We are evaluating the targeted video advertising market over cable networks and the internet to determine if there are opportunities to sell our current products or develop new products.  We are focused on utilizing our video and analytics expertise, existing and newly developed software, and our patent portfolio to address these markets.  We are in the midst of this process and believe that it may have a positive impact on our business, however, we cannot assure the success or timing of this initiative.

We believe we are executing our business plan and expense reduction initiatives to achieve sustainable profitability.  We will continue to review and realign our cost structure as needed, balanced with investing in the business to increase revenues.

Application of Critical Accounting Policies

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  For a complete description of our critical accounting policies, please refer to the “Application of Critical Accounting Policies” in our most recent Annual Report on Form 10-K for the year ended June 30, 2008 filed with the SEC on August 27, 2008.

Selected Operating Data as a Percentage of Total Revenue

The following table sets forth selected operating data as a percentage of total revenue, unless otherwise indicated, for certain items in our consolidated statements of operations for the periods indicated.

	Three Months Ended
	September 30,
	2008	2007
Revenues:	(Unaudited)
Product	65.7%	60.1%
Service	34.3	39.9
Total revenues	100.0	100.0

Cost of sales (% of respective sales category):
Product	46.8	51.7
Service	38.5	40.8
Total cost of sales	43.9	47.4

Gross margin	56.1	52.6

Operating expenses:
Sales and marketing	19.5	23.3
Research and development	20.9	25.9
General and administrative	12.7	14.5
Total operating expenses	53.1	63.7

Operating income (loss)	3.0	(11.1)

Gain on arbitration settlement, net	-	11.7
Recovery of minority investment, net	-	8.7
Interest income - net	0.5	1.2
Other income (expense) - net	(1.6)	0.6

Income before income taxes	1.9	11.1

Provision for income taxes	1.4	0.4

Net income	0.5%	10.7%

Results of Operations

The three months ended September 30, 2008 compared to the three months ended September 30, 2007

	Three Months Ended
	September 30,
(Dollars in Thousands)	2008	2007	$ Change	% Change

Product revenues	$12,049	$9,768	$2,281	23.4%
Service revenues	6,286	6,487	(201)	(3.1%)
Total revenues	18,335	16,255	2,080	12.8%

Product cost of sales	5,635	5,053	582	11.5%
Service cost of sales	2,418	2,647	(229)	(8.7%)
Total cost of sales	8,053	7,700	353	4.6%

Product gross margin	6,414	4,715	1,699	36.0%
Service gross margin	3,868	3,840	28	0.7%
Total gross margin	10,282	8,555	1,727	20.2%

Operating expenses:
Sales and marketing	3,568	3,793	(225)	(5.9%)
Research and development	3,839	4,212	(373)	(8.9%)
General and administrative	2,323	2,347	(24)	(1.0%)
Total operating expenses	9,730	10,352	(622)	(6.0%)

Operating income (loss)	552	(1,797)	2,349	NM (1)

Gain on arbitration settlement, net	-	1,900	(1,900)	NM (1)
Recovery of minority investment, net	-	1,415	(1,415)	NM (1)
Interest income - net	82	189	(107)	(56.6%)
Other (expense) income - net	(291)	91	(382)	NM (1)

Income before income taxes	343	1,798	(1,455)	(80.9%)

Provision for income taxes	250	54	196	363.0%

Net income	$93	$1,744	$(1,651)	(94.7%)

(1) NM denotes percentage is not meaningful

Product Sales.  Total product sales for the three months ended September 30, 2008 were approximately $12.0 million, an increase of approximately $2.3 million, or 23.4%, from $9.8 million for the three months ended September 30, 2007.  The increase in product sales resulted from the $2.1 million, or 32.9%, increase in on-demand product sales to $8.4 million in the three months ended September 30, 2008, from $6.3 million in the three months ended September 30, 2007.  The increase in on-demand product revenue was primarily generated by $1.4 million and $0.7 million increases in sales in North America and Japan, respectively.  North American on-demand product sales increased due to existing customers replacing older systems with our latest generation on-demand system, expanding existing systems, and two customers deploying video-on-demand to new markets. On-demand product sales increased in Japan due to completion of a customized software product to a Japanese cable distributor in the three months ended September 30, 2008, that was incremental to prior year revenue.  Fluctuation in on-demand revenue is often due to the fact that we have a small base of large customers making periodic large purchases that account for a significant percentage of revenue.

Real-time product sales increased approximately $0.2 million, or 6.0%, to $3.7 million in the three months ended September 30, 2008 from $3.5 million in the three months ended September 30, 2007.  This increase was due to slightly increased volume of North American system sales during the three months ended September 30, 2008, compared to the same period in the prior year.

Service Revenue.  Total service revenue for the three months ended September 30, 2008 was $6.3 million, a decrease of $0.2 million, or 3.1%, from $6.5 million for the three months ended September 30, 2007.  The decrease in service revenue was due to the $0.4 million, or 14.2%, decrease in service revenue related to real-time products.  For years we have experienced a steady decline in real-time service revenues, as our old legacy products have been removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue.  We expect real-time service revenues to ultimately decline further, partially offset by newer system service, as additional legacy systems are eventually removed from service.

Service revenue associated with on-demand products increased $0.2 million, or 5.5%, partially offsetting the decrease in real-time service revenue.  On-demand service revenue increased due to additional installations during the quarter, and also because we continue to expand our base of on-demand market deployments that generate maintenance and support service revenue.

Product Gross Margin.  Product gross margin was $6.4 million for the three months ended September 30, 2008, an increase of approximately $1.7 million, or 36%, from $4.7 million for the three months ended September 30, 2007.  Product gross margin as a percentage of product revenue increased to 53.2% in the three months ended September 30, 2008 from 48.3% in the three months ended September 30, 2007.  Product gross margins, as a percentage of product revenue, increased primarily due to technological advances in our systems allowing us to utilize less hardware per system, coupled with a lower fixed component of labor and overhead and our ability to purchase product components at lower prices during the three months ended September 30, 2008, compared to the same period in the prior year.

Service Gross Margin.  The gross margin on service revenue increased to 61.5% of service revenue in the three months ended September 30, 2008 from 59.2% of service revenue in the three months ended September 30, 2007.  The increase in service margins as a percentage of service revenue was primarily due to the $0.2 million reduction in service costs during the three months ended September 30, 2008, compared to the same period in the prior year.  Decreasing service costs resulted from decreasing headcount and facilities costs, as we have focused on managing costs of the infrastructure that is necessary to fulfill service and support provided for our products.  We expect to maintain similar or slightly lower service margins as we continue to manage costs related to our maintenance and support infrastructure.

 Sales and Marketing.  Sales and marketing expenses decreased approximately $0.2 million, or 5.9% to $3.6 million in the three months ended September 30, 2008 from $3.8 million in the three months ended September 30, 2007.  Sales and marketing expense decreased primarily because we incurred $0.2 million less in depreciation expense related to our MediaHawk 4500 on-demand systems that were being used as demonstration systems for customers.

Research and Development.  Research and development expenses decreased approximately $0.4 million, or 8.9%, to approximately $3.8 million in the three months ended September 30, 2008 from $4.2 million in the three months ended September 30, 2007.  Decreasing research and development expenses were primarily attributable to a $0.2 million reduction in lease and facilities costs resulting from consolidating development facilities and moving to smaller office space during the prior fiscal year.  We also incurred $0.1 million less in depreciation expense related to development and test equipment in the three months ended September 30, 2008, compared to the same period in the prior year, as a result of a downward trend in capital expenditures for development and test equipment over the past few years.

General and Administrative.  General and administrative expenses remained flat at approximately $2.3 million during each of the three months ended September 30, 2008 and 2007.

Gain on Arbitration Settlement, Net.  In August 2007, we reached an agreement with a supplier of ours, to settle the claims in the pending arbitration between the two parties, in exchange for a full release.  In the arbitration, we alleged that in 2002 and 2003 we experienced high failure rates in our MediaHawk 2000 and 3000 series on-demand servers as a result of defective power converters manufactured by the supplier.  We settled for approximately $2.4 million, from which approximately $0.5 million of attorney fees were deducted and we received the net proceeds in the three months ended September 30, 2007.  We do not anticipate any further proceeds from this settlement.

Recovery of Minority Investment, Net.  In fiscal year 2003, we recorded a $13.0 million net impairment charge due to an “other-than-temporary” decline in the market value of an equity investment in Thirdspace Living Limited (“Thirdspace”).  At the end of fiscal year 2003, Thirdspace was sold to Alcatel Telecom Ltd. and placed into liquidation.  The liquidation of Thirdspace assets resulted in a recovery for us of $3.1 million of our previously impaired investment, in aggregate, during fiscal year 2004.  Thirdspace’s only significant remaining asset subsequent to the aforementioned transactions was a right to 40% of amounts recovered by nCube, now part of Arris Group, Inc., if any, from the lawsuit brought by nCube against SeaChange International, Inc., alleging patent infringement.  On January 9, 2006, the U.S. Court of Appeals for the Federal Circuit affirmed the lower court’s decision in favor of nCube.  On September 28, 2007, nCube, Alcatel and Concurrent agreed upon the terms of distributing this Thirdspace asset and we received $1.4 million of net proceeds from the settlement of Thirdspace’s remaining asset.  Consistent with previous recoveries of the impaired Thirdspace investment, we recorded the $1.4 million as a “Recovery of minority investment” within the Statement of Operations during the three months ended September 30, 2007.  We do not anticipate further cash proceeds related to the liquidation of Thirdspace.  As part of the arrangement with nCube and Alcatel, we also eliminated transferability concerns regarding our license to U.S. patent numbers 5,805,804 and 5,623,595.  The agreement provides that licenses to these patents may be transferred to an acquirer of Concurrent or Concurrent’s on-demand business, so long as the acquirer has not been formally identified as an Alcatel target.

Other (Expense) Income - net.  During the three months ended September 30, 2008, we incurred approximately $0.3 million of realized currency translation losses.  These losses resulted from foreign currency transactions by our subsidiaries for which the Euro is the functional currency, primarily due to the decline in the Euro value during the three months ended September 30, 2008.

Provision for Income Taxes.  We recorded income tax expense for our domestic and foreign subsidiaries of $0.3 million in the three months ended September 30, 2008, compared to tax expense of $0.1 million for our domestic and foreign subsidiaries in the three months ended September 30, 2007.  The increase in the consolidated effective tax rate during the three months ended September 30, 2008, compared to the same period in the prior year was due to income recorded in the US in the prior year for which net operating loss carryforwards were available to reduce otherwise taxable income.  However, during the three months ended September 30, 2008, consolidated income before taxes was primarily attributable to income earned in foreign locations that had no remaining net operating loss carryforwards. Income tax expense for each of the three months ended September 30, 2008 and 2007 was primarily attributable to income earned in foreign locations that cannot be offset by net operating loss carryforwards.

Net Income.  The net income for the three months ended September 30, 2008 was $0.1 million or $0.01 per basic and diluted share compared to a net income for the three months ended September 30, 2007 of $1.7 million, or $0.21 per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•	the rate of growth or decline, if any, of on-demand market expansions and the pace at which domestic and international cable companies and telephone companies implement on-demand technology;

•	the rate of growth or decline, if any, of deployment of our real-time operating systems and tools;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product sales;

•	our ability to leverage the potential of Everstream, including advanced advertising and other to be identified initiatives;

•	our ability to raise additional capital, if necessary;

•	our ability to obtain additional or replacement bank financing, if necessary;

•	our ability to meet the covenants contained in our Credit Agreement;

•	timing of product shipments, which typically occur during the last month of the quarter;

•	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles; and

•
the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases.

Uses and Sources of Cash

We used $2.2 million of cash from operating activities during the three months ended September 30, 2008 compared to generating $4.7 million of cash during the three months ended September 30, 2007.  Operating cash outflow was primarily attributable to payment of prior year end payables and accruals during the period and the timing of accounts receivable collection.  Prior period operating cash inflow was primarily attributable to collection of receivables and $1.9 million of net cash proceeds received from an arbitration settlement.  We do not anticipate further cash proceeds related to this settlement.

During the three months ended September 30, 2007, we received $1.4 million of net cash proceeds from the monetization of remaining assets of Thirdspace, an entity that we purchased a minority interest in during fiscal 2002, and that was subsequently liquidated.   We do not anticipate further cash proceeds related to the liquidation of Thirdspace.

We invested $0.6 million in property, plant and equipment during the three months ended September 30, 2008 compared to $0.3 million during the three months ended September 30, 2007.  Capital additions during each of these periods related primarily to product development and testing equipment.  We expect capital additions to continue at a similar level during the remainder of this fiscal year.

We have a Credit Agreement with Silicon Valley Bank that provides for a $10.0 million revolving credit line (the “Revolver”) with a borrowing base dependent upon our outstanding North American accounts receivable.   The interest amount is based upon the amount advanced and the rate varies based upon our accounts receivable and the amount of cash in excess of debt.  The interest rate on the Revolver was 5.50% as of September 30, 2008. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on July 1, 2009.  Based on the borrowing formula and our financial position as of September 30, 2008, approximately $9.9 million was available to us under the Revolver.  As of September 30, 2008, $0.9 million was drawn under the Revolver, resulting in $9.0 million of remaining available funds under the Revolver.

In addition, the Credit Agreement contains certain financial covenants, including a required adjusted quick ratio (the ratio of cash and accounts receivable to current liabilities (less the current portion of deferred revenue)) of at least 1.25 to 1.00 and a minimum tangible net worth of at least $10.2 million, as of September 30, 2008. The Credit Agreement also contains customary restrictive covenants concerning our operations.  As of September 30, 2008, we were in compliance with these covenants as our adjusted quick ratio was 3.67 to 1.00 and our tangible net worth was $24.7 million.

At September 30, 2008, we had working capital (current assets, less current liabilities) of $24.8 million and had no material commitments for capital expenditures compared to working capital of $25.7 million at June 30, 2008.  Based upon our existing cash balances, historical cash usage, available credit facility, and generation of operating cash flow in fiscal year 2008, we believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008. There have been no material changes to our contractual obligations and commercial commitments during the three months ended September 30, 2008.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this release may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this release, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, our pricing trends, our expected cash position, our expectations of on-demand service revenue flattening or decreasing, our expectations of market share and growth, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash, the impact of litigation, and our previous historical trend of declining real-time service revenue.  These statements are based on beliefs and assumptions of Concurrent’s management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: delays or cancellations of customer orders; changes in product demand; economic conditions; our ability to satisfy the financial covenants in the credit agreement; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of  competition on the pricing of VOD products; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new on-demand and real-time products; the availability of Linux software in light of issues raised by SCO Group; the success of our relationships with Alcatel-Lucent; capital spending patterns by a limited customer base and in light of the current negative macro-economic environment; privacy concerns over data collection; and the availability of debt or equity financing to support our liquidity needs if cash flow does not improve.

Other important risk factors are discussed in Part II, Item 1A. of this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Our forward-looking statements are based on current expectations and speak only as of the date of such statements.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates.  We are exposed to the impact of interest rate changes on our short-term cash investments and bank loans.  Short-term cash investments are primarily in U.S. treasuries.  These short-term investments carry a degree of interest rate risk.  Bank loans include a variable rate Revolver.  We believe that the impact of a 10% increase or decrease in interest rates would not be material to our investment income and interest expense from bank loans.

We conduct business in the United States and around the world.  Our most significant foreign currency transaction exposure relates to the United Kingdom, those Western European countries that use the Euro as a common currency, and Japan.  We do not hedge against fluctuations in exchange rates and believe that a 10% upward or downward fluctuation in foreign currency exchange rates relative to the United States dollar would not have a material impact on future earnings, fair values, or cash flows.

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

Item 1A.      Risk Factors

Economic downturns may impact our customers, and a possible revenue shortfall may harm our operating results

Recent indications of significant economic weakness and credit tightening could result in our customers experiencing financial difficulties and/or electing to materially constrain spending on system purchases or expansions, which in turn could result in decreased revenues and earnings for us.  Recent economic uncertainty may also have a negative impact on our ability to forecast and manage the amount of components purchased from our suppliers, as well as make it difficult to forecast operating results, and future investment decisions that depend on those results.  The foregoing negative impact on our customers, and on our ability to manage our business, could have a material adverse effect on our business, financial condition and results of operations.

Other important risk factors are discussed in Part II, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

On June 23, 2008, our board of directors authorized the repurchase of up to $2.5 million of our common stock, through a stock repurchase program. Under the share repurchase program, we may repurchase shares from time to time at the discretion of a stock repurchase committee in accordance with applicable securities laws in the open market or in privately negotiated transactions.  Repurchases will depend upon market conditions and other factors, and repurchases may be commenced or suspended from time to time at our discretion, without prior notice.  We do not intend to repurchase any shares from our management, directors or other insiders.  During the first quarter of fiscal year 2009, we repurchased 36,924 shares for $252,000 under the plan described in this paragraph. The transactions occurred in open market purchases.  The following table below provides monthly activity for the number of shares we acquired and the average price paid per share during the three months ended September 30, 2008:

Purchased	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plan

July 1, 2008 – July 31, 2008	-	$-	-	$2,500,000

August 1, 2008 – August 31, 2008	21,000	$6.73	21,000	$2,358,760

September 1, 2008 – September 30, 2008	16,002	$6.95	15,924	$2,248,025

Total	37,002	$6.81	36,924

Item 6.         Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

3.3	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.5	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.6	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.2	Form of Rights Certificate (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2002).

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

10.1
Employment Agreement, dated August 1, 2008, between Concurrent Computer Corporation and Emory O. Berry (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on August 6, 2008).

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

Date: November 3, 2008	CONCURRENT COMPUTER CORPORATION

By: /s/ Emory O. Berry
Emory O. Berry
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

3.3	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.5	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.6	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.2	Form of Rights Certificate (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2002).

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

10.1
Employment Agreement, dated August 1, 2008, between Concurrent Computer Corporation and Emory O. Berry (incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on August 6, 2008).

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