Form 10-Q
period 2008-12-31
CONCURRENT COMPUTER CORP/DE
filed 2009-01-28
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________

FORM 10-Q
(Mark One)
☒       Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2008
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
Yes  ☒      No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of January 23, 2009 was 8,525,000.

Concurrent Computer Corporation
Form 10-Q
For the Three and Six Months Ended December 31, 2008

Part I	Financial Information

Item 1.	Condensed Consolidated Financial Statements

Concurrent Computer Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

	December 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,668	$27,359
Accounts receivable, less allowance for doubtful accounts of $87 at December 31, 2008 and $90 at June 30, 2008	12,063	14,422
Inventories – net	3,222	5,094
Prepaid expenses and other current assets	1,662	1,360
Total current assets	44,615	48,235

Property, plant and equipment - net	3,952	3,867
Intangible - purchased technology, net	3,624	4,081
Intangible - customer relationships and trademark, net	2,444	2,530
Goodwill	15,990	15,990
Other long-term assets - net	824	836
Total assets	$71,449	$75,539

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,890	$13,984
Deferred revenue	7,689	8,570
Total current liabilities	17,579	22,554

Long-term liabilities:
Deferred revenue	1,034	962
Revolving bank line of credit	949	949
Pension liability	1,700	1,878
Other	1,874	1,768
Total liabilities	23,136	28,111

Commitments and contingencies (Note 13)

Stockholders' equity:
Shares of common stock, par value $.01; 100,000,000 authorized; 8,314,016 and 8,305,588 issued and outstanding at December 31, 2008 and June 30, 2008, respectively	83	83
Capital in excess of par value	204,821	204,574
Accumulated deficit	(157,159)	(157,782)
Treasury stock, at cost; 37,788 shares and 0 at December 31, 2008 and June 30, 2008, respectively	(255)	-
Accumulated other comprehensive income	823	553
Total stockholders' equity	48,313	47,428

Total liabilities and stockholders' equity	$71,449	$75,539

The accompanying notes are an integral part of the condensed consolidated financial statements.

 Concurrent Computer Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenues:
Product	$11,066	$9,964	$23,115	$19,732
Service	7,054	7,614	13,340	14,101
Total revenues	18,120	17,578	36,455	33,833

Cost of sales:
Product	5,106	5,309	10,741	10,362
Service	2,394	2,810	4,812	5,457
Total cost of sales	7,500	8,119	15,553	15,819

Gross margin	10,620	9,459	20,902	18,014

Operating expenses:
Sales and marketing	4,238	3,721	7,806	7,514
Research and development	3,307	4,019	7,146	8,231
General and administrative	2,180	2,566	4,503	4,913
Total operating expenses	9,725	10,306	19,455	20,658

Operating income (loss)	895	(847)	1,447	(2,644)

Gain on arbitration settlement, net	-	-	-	1,900
Recovery of minority investment, net	-	-	-	1,415
Interest income	46	246	156	472
Interest expense	(34)	(36)	(64)	(72)
Other income (expense)	91	(11)	(198)	79

Income (loss) before income taxes	998	(648)	1,341	1,150

Provision for income taxes	468	121	718	175

Net income (loss)	$530	$(769)	$623	$975

Net income (loss) per share
Basic	$0.06	$(0.09)	$0.08	$0.12
Diluted	$0.06	$(0.09)	$0.07	$0.12
Weighted average shares outstanding - basic	8,274	8,303	8,283	8,298
Weighted average shares outstanding - diluted	8,302	8,303	8,316	8,311

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended
	December 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$623	$975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,564	2,154
Share-based compensation	247	500
Recovery of minority investment, net	-	(1,415)
Other non-cash expenses	284	(38)
Changes in operating assets and liabilities:
Accounts receivable	2,359	6,012
Inventories	1,799	584
Prepaid expenses and other current assets	(324)	(67)
Other long-term assets	29	22
Accounts payable and accrued expenses	(4,094)	(5,223)
Deferred revenue	(809)	(1,724)
Other long-term liabilities	119	426
Total adjustments to net income	1,174	1,231
Net cash provided by operating activities	1,797	2,206

INVESTING ACTIVITIES
Capital expenditures	(1,016)	(842)
Recovery of minority investment, net	-	1,415
Net cash (used in) provided by investing activities	(1,016)	573

FINANCING ACTIVITIES
Repayment of revolving bank line of credit	-	(391)
Purchase of treasury stock	(255)	(10)
Net cash used in financing activities	(255)	(401)

Effect of exchange rates on cash and cash equivalents	(217)	264

Increase in cash and cash equivalents	309	2,642
Cash and cash equivalents at beginning of period	27,359	20,416
Cash and cash equivalents at end of period	$27,668	$23,058

Cash paid during the period for:
Interest	$31	$34
Income taxes (net of refunds)	$408	$128

The accompanying notes are an integral part of the condensed consolidated financial statements

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements

1.	Overview of Business and Basis of Presentation

Concurrent is a provider of computing technologies and software applications and related services for the video-on-demand (VOD) market and the high-performance real-time market.  Concurrent’s business is comprised of two segments for financial reporting purposes: products and services.  We provide products and services for each of these markets.

Concurrent’s on-demand products consist of hardware and/or software as well as integration services, sold primarily to broadband companies that provide interactive, digital services for the delivery of video on-demand.  Concurrent’s real-time products consist of real-time operating systems and software development tools combined, in most cases, with off-the-shelf hardware and services sold to a wide variety of companies seeking high-performance, real-time computer solutions for use in various applications requiring low-latency response and determinism such as simulation, image generation, hardware-in-the-loop testing and data acquisition.

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

Income Taxes

As of June 30, 2008, Concurrent had U.S. Federal Tax net operating loss carryforwards of approximately $161.0 million for income tax purposes, of which $13.6 million expire in fiscal year 2009, and the remainder expire at various dates through 2028.  The benefits associated with these losses and tax credits may be limited if an “ownership change” has occurred within the meaning of Section 382(g) of the Internal Revenue Code.  Concurrent is not certain that an ownership change has occurred as of December 31, 2008, but will be conducting an evaluation to make a final determination on this matter.  If Concurrent determines that an ownership change has occurred, this event could subject Concurrent’s net operating loss carryforwards to an annual limitation, which could restrict its ability to use them to offset taxable income in periods following the ownership change.

Recently Issued Accounting Pronouncements

Effective July 1, 2008, Concurrent adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), and this adoption did not have a material impact on Concurrent’s financial statements.  On October 10, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”).  The FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued.  Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, Accounting Changes and Error Corrections.  However, the disclosure provisions in Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application.  The adoption of SFAS 157 and FSP 157-3 did not have a material impact on Concurrent’s financial statements.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

2.	Basic and Diluted Net Income per Share

On July 8, 2008, Concurrent’s shareholders approved a one-for-ten reverse stock split (the “Reverse Stock Split”) and the reverse stock split became effective on July 9, 2008.  Pursuant to the Reverse Stock Split, every ten shares of Concurrent common stock have been combined into one share of common stock.  The number of shares subject to outstanding options and warrants have been reduced in the same ratio as the reduction in the outstanding shares, and the per share exercise price of those options and warrants have been increased in direct proportion to the Reverse Stock Split ratio.   Earnings per share computations, balance sheets, and footnote presentation of shares and share equivalents for the three and six months ended December 31, 2007 have been restated to reflect the Reverse Stock Split.  The Reverse Stock Split had no impact on the authorized number of shares.

Basic net income per share is computed in accordance with SFAS No. 128, Earnings Per Share, by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.  Common share equivalents of 1,028,000 and 1,046,000 for the three months ended December 31, 2008 and 2007, respectively, were excluded from the calculation as their effect was antidilutive.  Common share equivalents of 1,034,000 and 1,003,000 for the six months ended December 31, 2008 and 2007, respectively, were excluded from the calculation as their effect was antidilutive The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Basic and diluted earnings per share (EPS) calculation:
Net income (loss)	$530	$(769)	$623	$975

Basic weighted average number of shares outstanding	8,274	8,303	8,283	8,298
Effect of dilutive securities:
Restricted stock	28	-	33	13
Employee stock options	-	-	-	-
Shares issued upon assumed exercise of warrants	-	-	-	-
Diluted weighted average number of shares outstanding	8,302	8,303	8,316	8,311
Basic EPS	$0.06	$(0.09)	$0.08	$0.12
Diluted EPS	$0.06	$(0.09)	$0.07	$0.12

3.	Share-Based Compensation

At December 31, 2008, Concurrent had share-based employee compensation plans which are described in Note 12 of the consolidated financial statements included in Concurrent’s Annual Report on Form 10-K for the year ended June 30, 2008.  Option awards are granted with an exercise price equal to the market price of Concurrent’s stock at the date of grant.  Concurrent recognizes stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  All of Concurrent’s stock compensation is accounted for as equity instruments.  During the three months ended December 31, 2008, Concurrent issued 211,280 shares of restricted stock to its employees and Board of Directors.  127,950 of these restricted shares were issued to employees and the Board of Directors and vest over a 4 year period.  Additionally, executive management and the Board of Directors were issued 83,330 of these restricted shares which are released only when certain performance criteria are achieved over time.  Performance criteria for the performance based restricted shares include achieving certain financial results or share prices.  As of December 31, 2008, Concurrent had approximately 684,000 stock options and approximately 249,000 restricted shares outstanding.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

Concurrent uses the Black-Scholes valuation model to estimate the fair value of each option award on the date of grant.  Concurrent granted 20,000 stock options during the six months ended December 31, 2008.

Concurrent recorded share-based compensation related to issuances of stock options and restricted stock to employees and directors, as follows (amounts in thousands of dollars):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Share-based compensation expense included in the
Statement of Operations:
Cost of sales	$11	$14	$12	$12
Sales and marketing	40	60	51	92
Research and development	45	42	66	56
General and administrative	69	222	118	340
Total	165	338	247	500
Tax benefit	-	-	-	-
Share-based compensation expense, net of taxes	$165	$338	$247	$500

4.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method.  Concurrent establishes excess and obsolete inventory reserves based upon historical and anticipated usage.  The components of inventories are as follows (in thousands):

	December 31,	June 30,
	2008	2008
Raw materials, net	$2,203	$3,849
Work-in-process	587	609
Finished goods	432	636
	$3,222	$5,094

At December 31, 2008 and June 30, 2008, some portion of Concurrent’s inventory was in excess of the current requirements based upon the planned level of sales for future years.  Accordingly, Concurrent has reduced its gross raw materials inventory by $1,304,000 at December 31, 2008 and $1,234,000 at June 30, 2008, to its estimated net realizable value.

5.	Goodwill and Other Intangible Assets

Goodwill was $15,990,000 as of both December 31, 2008 and June 30, 2008.  Concurrent does not measure assets on a segment basis, and therefore, does not allocate goodwill on a segment basis.  Concurrent operates in two segments, as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.  Concurrent’s two segments are products and services, which are also considered Reporting Units for assessment of goodwill impairment under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).  Since Concurrent does not measure assets on a segment basis, it allocates operating expenses on a pro-rata basis between products and services to test impairment of goodwill and allocates goodwill between the two reporting units in the same manner.  Concurrent performs a goodwill impairment review annually on July 1, or more frequently if events or circumstances indicate that the asset might be impaired.  For purposes of goodwill impairment testing, Concurrent compares the fair value of each reporting unit with its carrying amount, including allocated goodwill.  If the carrying amount of the reporting unit exceeds its fair value, determined based on expected discounted future cash flows, the goodwill allocated to that reporting unit may not be recoverable.  An impairment charge is recorded if the carrying amount of allocated goodwill exceeds its implied fair value. As of December 31, 2008, the price per share of Concurrent’s common stock declined by 47% from the closing price per share on July 1, 2008.  Based on Concurrent’s recent trend of revenue growth and improved profitability, there were no events or circumstances during the quarter ended December 31, 2008 that would indicate potential goodwill impairment so Concurrent did not perform an interim impairment analysis.  Concurrent believes that this decline in market capitalization is unrelated to its current operations and reflects the overall macro-economic downturn as well as the relative volatility of the capital markets.  However, considering that this recent economic downturn may persist to the point that Concurrent’s business and future cash flows may be impacted, Concurrent is monitoring the need for an interim impairment analysis of goodwill and other intangible assets during its third quarter ended March 31, 2009.  Concurrent will continue to monitor its market capitalization and the impact of the current economic downturn on the business to determine if there is an impairment of goodwill in future periods.  Impairment losses, if any, are reflected in operating expenses in the Consolidated Statements of Operations.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

Other intangible assets consist of the following (in thousands):

	December 31,	June 30,
	2008	2008
Cost of amortizable intangibles:
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Total cost of intangibles	9,600	9,600
Less accumulated amortization:
Purchased technology	(4,076)	(3,619)
Customer relationships	(556)	(470)
Total accumulated amortization	(4,632)	(4,089)
Trademark	1,100	1,100
Total intangible assets, net	$6,068	$6,611

Amortization expense was $544,000 for each of the six months ended December 31, 2008 and 2007, respectively.

6.	Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands):

	December 31, 2008	June 30, 2008
Accounts payable, trade	$4,288	$7,003
Accrued payroll, vacation, severance and other employee expenses	3,677	4,338
Other accrued expenses	1,925	2,643
	$9,890	$13,984

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

7.	Comprehensive Income (Loss)

Concurrent’s total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Net income (loss)	$530	$(769)	$623	$975

Other comprehensive income (loss):
Foreign currency translation gain	178	80	249	213
Amortization of pension gain and transition amount	10	(20)	21	(39)

Total comprehensive income (loss)	$718	$(709)	$893	$1,149

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

Concurrent attributes revenues to individual countries and geographic areas based upon location of its selling operating subsidiaries.  A summary of Concurrent’s financial data by geographic area follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
United States	$13,643	$13,629	$28,871	$26,951

Japan	3,128	1,563	5,117	2,851
Other Asia Pacific countries	313	812	535	1,251
Asia Pacific	3,441	2,375	5,652	4,102

Europe	1,036	1,574	1,932	2,780
Total revenue	$18,120	$17,578	$36,455	$33,833

In addition, the following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for any one of the indicated periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Customer A	19%	<10%	23%	<10%
Customer B	16%	10%	18%	11%
Customer C	12%	<10%	10%	<10%
Customer D	<10%	<10%	<10%	13%
Customer E	<10%	14%	<10%	11%

Concurrent assesses credit risk through ongoing credit evaluations of customers’ financial condition and collateral is generally not required.  At December 31, 2008, one customer accounted for $1,996,000 or 16% of trade receivables, a second customer accounted for $1,911,000 or 16% of trade receivables, and a third customer accounted for $1,455,000 or 12% of trade receivables.  At June 30, 2008, one customer accounted for $1,807,000 or 12% and a second customer accounted for $1,398,000 or 10% of trade receivables.  No other customers accounted for 10% or more of trade receivables as of December 31, 2008 or June 30, 2008.

Concurrent sometimes purchases product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms.  For the three months ended December 31, 2008, purchases from each of two suppliers were equal to, or in excess of 10% of Concurrent’s total purchases.  These two suppliers accounted for 28% and 18% of Concurrent’s purchases during the three months ended December 31, 2008.  Also, for the three months ended December 31, 2007, purchases from each of three suppliers were equal to, or in excess of 10% of Concurrent’s total purchases.  These three suppliers accounted for 20%, 15% and 10% of Concurrent’s purchases during the three months ended December 31, 2007.  For the six months ended December 31, 2008, purchases from three suppliers were in excess of 10% of Concurrent’s total purchases.  These three suppliers accounted for 25%, 17% and 11% of Concurrent’s purchases during the six months ended December 31, 2008.  Also, for the six months ended December 31, 2007, purchases from three suppliers were in excess of 10% of Concurrent’s total purchases.  These three suppliers accounted for 17%, 16% and 15% of Concurrent’s purchases during the six months ended December 31, 2007.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

11.	Term Loan and Revolving Credit Facility

Concurrent has a Credit Agreement with Silicon Valley Bank that provides for a $10.0 million revolving credit line (the “Revolver”) with a borrowing base dependent upon our outstanding North American accounts receivable.   The interest amount is based upon the amount advanced and the rate varies based upon Concurrent’s accounts receivable and the amount of cash in excess of debt.  On December 24, 2008, Concurrent amended its Credit Agreement with Silicon Valley Bank (the “Amendment”).  The Amendment extends the maturity date of the Credit Agreement from July 1, 2009 under the previous terms, to December 31, 2010.  The Amendment also creates a minimum interest rate so that interest on outstanding principle is calculated as prime plus 0.50% whereby, for purposes of this Amendment, “prime” is the greater of (a) the Bank’s most recently announced “prime” rate,” and (b) 4.00%.  The interest rate on the Revolver was 4.50% as of December 31, 2008. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2010.  Based on the borrowing formula and Concurrent’s financial position as of December 31, 2008, approximately $8.4 million was available to Concurrent under the Revolver.  As of December 31, 2008, $0.9 million was drawn under the Revolver, resulting in approximately $7.4 million of remaining available funds under the Revolver.

In addition, the Credit Agreement contains certain financial covenants, including a required adjusted quick ratio (the ratio of cash and accounts receivable to current liabilities (less the current portion of deferred revenue)) of at least 1.25 to 1.00 and a minimum tangible net worth of at least $10.5 million, as of December 31, 2008. The Credit Agreement also contains customary restrictive covenants concerning Concurrent’s operations.  As of December 31, 2008, Concurrent was in compliance with these covenants as its adjusted quick ratio was 3.67 to 1.00 and our tangible net worth was $25.8 million.

12.	Retirement Plans

The following table provides a detail of the components of net periodic benefit cost for the three and six months ended December 31, 2008 and 2007 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007

Service cost	$5	$6	$9	$12
Interest cost	69	53	128	103
Expected return on plan assets	(36)	(34)	(68)	(66)
Amortization of net (gain) loss	-	(29)	-	(57)
Amortization of transition amount	10	9	21	18
Net periodic benefit cost	$48	$5	$90	$10

Concurrent contributed $16,000 and $29,000 to its German subsidiary’s defined benefit plan during the three and six months ended December 31, 2008, respectively, and expects to make similar contributions during the remaining quarters of fiscal 2008.  Concurrent contributed $16,000 and $31,000 to its German subsidiary’s defined benefit plan during the three and six months ended December 31, 2007, respectively.

Concurrent maintains a retirement savings plan, available to U.S. employees, which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code.  During the three months ended December 31, 2008 and 2007, Concurrent contributed $97,000 and $105,000 to this plan, respectively.  During the six months ended December 31, 2008 and 2007, Concurrent contributed $247,000 and $242,000 to this plan, respectively.

Concurrent also maintains a defined contribution plan (“Stakeholder Plan”) for its U.K. based employees.  Concurrent has agreements with certain of its U.K. based employees to make supplementary contributions to the Stakeholder Plan over the next three years, contingent upon their continued employment with Concurrent.  During the three months ended December 31, 2008 and 2007, Concurrent contributed $92,000 and $119,000 to the Stakeholder Plan, respectively.  During the six months ended December 31, 2008 and 2007, Concurrent contributed $200,000 and $238,000 to this plan, respectively.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

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

Some customers have requested indemnification under their agreements with Concurrent.  Concurrent continues to review its potential obligations under its indemnification agreements with these customers and the indemnity obligations to these customers from other vendors that also provided systems and services to these customers.  From time to time, Concurrent also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Concurrent’s products and services or resulting from the acts or omissions of Concurrent, its employees, authorized agents or subcontractors.  To date, Concurrent has not encountered material costs as a result of such obligations and has not accrued any material liabilities related to such indemnifications in the financial statements under FIN No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  The maximum potential amount of future payments that Concurrent could be required to make is unlimited.

Pursuant to the terms of the employment agreements with the executive officers of Concurrent, employment may be terminated by either Concurrent or the respective executive officer at any time.  In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by Concurrent without cause or in certain circumstances constructively by Concurrent, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  Additionally, if terminated, Concurrent’s CEO and CFO may be entitled to bonuses during the severance period.  At December 31, 2008, the maximum contingent liability under these agreements is $1,912,000.  Concurrent’s employment agreements with certain of its officers contain certain offset provisions, as defined in their respective agreements.

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

Overview

Concurrent is a provider of computing technologies and software applications and related services for the video-on-demand (VOD) market and the high-performance real-time market.  Concurrent’s business is comprised of two segments for financial reporting purposes: products and services.  We provide products and services for each of these markets.

Concurrent’s on-demand products consist of hardware and/or software as well as integration services, sold primarily to broadband companies that provide interactive, digital services for the delivery of video on-demand.  Concurrent’s real-time products consist of real-time operating systems and software development tools combined, in most cases, with off-the-shelf hardware and services sold to a wide variety of companies seeking high-performance, real-time computer solutions for use in various applications requiring low-latency response and determinism such as simulation, image generation, hardware-in-the-loop testing and data acquisition.

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

We perform our goodwill impairment review annually on July 1, or more frequently if events or circumstances indicate that the asset might be impaired.  For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including allocated goodwill.  If the carrying amount of the reporting unit exceeds its fair value, determined based on expected discounted future cash flows, the goodwill allocated to that reporting unit may not be recoverable.  An impairment charge is recorded if the carrying amount of allocated goodwill exceeds its implied fair value. As of December 31, 2008, the price per share of our common stock declined by 47% from the closing price per share on July 1, 2008.  Based on our recent trend of revenue growth and improved profitability, there were no events or circumstances during the quarter ended December 31, 2008 that would indicate potential goodwill impairment so we did not perform an interim impairment analysis.  We believe that this decline in market capitalization is unrelated to our current operations and reflects the overall macro-economic downturn as well as the relative volatility of the capital markets.  However, considering that this recent economic downturn may persist to the point that our business and future cash flows may be impacted, we are monitoring the need for an interim impairment analysis of goodwill and other intangible assets during our third quarter ended March 31, 2009.  We will continue to monitor our market capitalization and the impact of the current economic downturn on our business to determine if there is an impairment of goodwill in future periods.  Impairment losses, if any, are reflected in operating expenses in the Consolidated Statements of Operations.

Application of Critical Accounting Estimates

The SEC defines “critical accounting estimates” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  For a complete description of our critical accounting policies, please refer to the “Application of Critical Accounting Policies” in our most recent Annual Report on Form 10-K for the year ended June 30, 2008 filed with the SEC on August 27, 2008.

Selected Operating Data as a Percentage of Total Revenue

The following table sets forth selected operating data as a percentage of total revenue, unless otherwise indicated, for certain items in our consolidated statements of operations for the periods indicated.

	Three Months Ended December 31,			Six Months Ended December 31,
	2008	2007		2008	2007
Revenues:	(Unaudited)			(Unaudited)
Product	61.1%	56.7%		63.4%	58.3%
Service	38.9	43.3		36.6	41.7
Total revenues	100.0	100.0		100.0	100.0

Cost of sales (% of respective sales category):
Product	46.1	53.3		46.5	52.5
Service	33.9	36.9		36.1	38.7
Total cost of sales	41.4	46.2		42.7	46.8

Gross margin	58.6	53.8		57.3	53.2

Operating expenses:
Sales and marketing	23.4	21.2		21.4	22.2
Research and development	18.3	22.8		19.6	24.3
General and administrative	12.0	14.6		12.4	14.5
Total operating expenses	53.7	58.6		53.4	61.0

Operating income (loss)	4.9	(4.8)		3.9	(7.8)

Gain on arbitration settlement, net	-	-		-	5.6
Recovery of minority investment, net	-	-		-	4.2
Interest income - net	0.1	1.2		0.3	1.2
Other income (expense) - net	0.5	(0.1)		(0.5)	0.2

Income (loss) before income taxes	5.5	(3.7)		3.7	3.4

Provision for income taxes	2.6	0.7		2.0	0.5

Net income (loss)	2.9%	(4.4	) %	1.7%	2.9%

Results of Operations

The three months ended December 31, 2008 compared to the three months ended December 31, 2007

	Three Months Ended December 31,
(Dollars in Thousands)	2008	2007	$ Change	% Change

Product revenues	$11,066	$9,964	$1,102	11.1%
Service revenues	7,054	7,614	(560)	(7.4%)
Total revenues	18,120	17,578	542	3.1%

Product cost of sales	5,106	5,309	(203)	(3.8%)
Service cost of sales	2,394	2,810	(416)	(14.8%)
Total cost of sales	7,500	8,119	(619)	(7.6%)

Product gross margin	5,960	4,655	1,305	28.0%
Service gross margin	4,660	4,804	(144)	(3.0%)
Total gross margin	10,620	9,459	1,161	12.3%

Operating expenses:
Sales and marketing	4,238	3,721	517	13.9%
Research and development	3,307	4,019	(712)	(17.7%)
General and administrative	2,180	2,566	(386)	(15.0%)
Total operating expenses	9,725	10,306	(581)	(5.6%)

Operating income (loss)	895	(847)	1,742	NM	(1)

Interest income - net	12	210	(198)	(94.3%)
Other expense - net	91	(11)	102	NM	(1)

Income (loss) before income taxes	998	(648)	1,646	NM	(1)

Provision for income taxes	468	121	347	286.8%

Net income (loss)	$530	$(769)	$1,299	NM	(1)

(1) NM denotes percentage is not meaningful

Product Revenue.  Total product sales for the three months ended December 31, 2008 were approximately $11.1 million, an increase of approximately $1.1 million, or 11.1%, from $10.0 million for the three months ended December 31, 2007.  The increase in product sales resulted from the $2.8 million, or 60.7%, increase in on-demand product sales to $7.4 million in the three months ended December 31, 2008, from $4.6 million in the three months ended December 31, 2007.  The increase in on-demand product revenue was primarily generated by $1.8 million and $1.0 million increases in revenue from sales in North America and Asia, respectively.  North American on-demand product sales increased due to existing customers replacing older systems with our latest generation on-demand system, expanding existing systems and storage, and deploying video-on-demand to new markets.  On-demand product sales increased in Japan due to completion of a customized software product to a Japanese cable distributor in the three months ended December 31, 2008, that was incremental over prior year revenue.    Fluctuation in on-demand revenue is often due to the fact that we have a small base of large customers making periodic large purchases that account for a significant percentage of revenue.

Real-time product sales decreased approximately $1.7 million, or 31.2%, to $3.7 million in the three months ended December 31, 2008 from $5.4 million in the three months ended December 31, 2007.  This decrease was due to a $1.5 million and $0.4 million decrease in revenue from sales in North America and Europe, respectively, resulting from decreasing volume of system sales in these markets during the three months ended December 31, 2008, compared to the same period in the prior year.  Decreasing volume of real-time product sales is primarily due to the impact of the economic downturn on our customers.  In addition, the worldwide economic downturn has also delayed international purchases of our products during the three months ended December 31, 2008.  This trend of declining real-time product revenue may continue until the economy recovers.

Service Revenue.  Total service revenue for the three months ended December 31, 2008 was $7.1 million, a decrease of $0.6 million, or 7.4%, from $7.6 million for the three months ended December 31, 2007.  The decrease in service revenue was due to the $0.3 million, or 11.1%, decrease in service revenue related to real-time products.  For years we have experienced a steady decline in real-time service revenues, as our old legacy products have been removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue.  We expect real-time service revenues to ultimately decline further, partially offset by newer system service, as additional legacy systems are eventually removed from service.

Service revenue associated with on-demand products also decreased $0.3 million, or 5.2%, for the three months ended December 31, 2008, compared to the same period in the prior year.  This decrease relates primarily to a prior year non-recurring event whereby, during the three months ended December 31, 2007, we recognized additional maintenance and support revenue related to customers for whom we provided service and support during calendar year 2007, but that was not recognized until collectability was reasonably assured during the three months ended December 31, 2007.  Partially offsetting the effects of this prior year event, we recognized additional installation service revenue during the three months ended December 31, 2008, compared to the same period in the prior year, due to the timing of system installations during the quarter.

Product Gross Margin.  Product gross margin was $6.0 million for the three months ended December 31, 2008, an increase of approximately $1.3 million, or 28.0%, from $4.7 million for the three months ended December 31, 2007.  Product gross margin as a percentage of product revenue increased to 53.9% in the three months ended December 31, 2008 from 46.7% in the three months ended December 31, 2007.  Product gross margins, as a percentage of product revenue, increased primarily due to the mix of software and hardware sales, as well as technological advances in our systems allowing us to utilize less hardware per system, coupled with a lower fixed component of labor and overhead and our ability to purchase product components at lower prices during the three months ended December 31, 2008, compared to the same period in the prior year.

Service Gross Margin.  The gross margin on service revenue increased to 66.1% of service revenue in the three months ended December 31, 2008 from 63.1% of service revenue in the three months ended December 31, 2007.  The increase in service margins as a percentage of service revenue was primarily due to the $0.4 million reduction in service costs during the three months ended December 31, 2008, compared to the same period in the prior year.  Decreasing service costs resulted from decreasing headcount, as we have focused on managing costs of the infrastructure that is necessary to fulfill service and support provided for our products.  We expect to maintain slightly lower service margins as we continue to manage costs related to our maintenance and support infrastructure.

 Sales and Marketing.  Sales and marketing expenses increased approximately $0.5 million, or 13.9% to $4.2 million in the three months ended December 31, 2008 from $3.7 million in the three months ended December 31, 2007.  Sales and marketing expense increased primarily because we incurred $0.4 million of additional salaries wages and benefits and $0.4 million of additional severance as a result of changes to our sales group and directing additional resources to focus on strategic marketing.  Partially offsetting these increasing costs, during the three months ended December 31, 2008 we incurred $0.1 million less in depreciation expense related to our MediaHawk 4500 on-demand systems that were being used as demonstration systems for customers.  Additionally, we incurred $0.1 million less in commission expense in the three months ended December 31, 2008, compared to the same period in the prior year.

Research and Development.  Research and development expenses decreased approximately $0.7 million, or 17.7%, to approximately $3.3 million in the three months ended December 31, 2008 from $4.0 million in the three months ended December 31, 2007.  Decreasing research and development expenses were primarily attributable to an additional $0.4 million of development costs incurred for customized solutions sold to customers being charged to cost of sales in the current period, compared to the same period of the prior year.  We also reduced research and development related salaries, benefits and other employee related costs by $0.2 million during the three months ended December 31, 2008, compared to the same period in the prior year, as part of our effort to reduce operating expenses.   Additionally, our depreciation expense decreased $0.1 million during the three months ended December 31, 2008, compared to the same period in the prior year as a result of a downward trend in capital expenditures for development and test equipment over the past few years.

General and Administrative.  General and administrative expenses decreased approximately $0.4 million, or 15.0%, to approximately $2.2 million in the three months ended December 31, 2008 from $2.6 million in the three months ended December 31, 2007.  Decreasing general and administrative expenses were primarily attributable to $0.2 million of cost reductions resulting from our prior year consolidation of certain international administrative functions.  Additionally, our share-based compensation decreased by approximately $0.1 million during the three months ended December 31, 2008, compared to the same period of the prior year, due to the impact of our lower share price on share-based compensation expense and because we granted fewer stock options and restricted stock awards in the current fiscal year.

Other (Expense) Income - net.  During the three months ended December 31, 2008, we incurred approximately $0.1 million of realized currency translation gains.  These gains resulted from foreign currency transactions by our subsidiaries for which the Japanese yen is the functional currency and the strengthening of the yen value during the three months ended December 31, 2008.

Provision for Income Taxes.  We recorded income tax expense for our domestic and foreign subsidiaries of $0.5 million in the three months ended December 31, 2008, compared to tax expense of $0.1 million for our domestic and foreign subsidiaries in the three months ended December 31, 2007.  Income tax expense for each of the three months ended December 31, 2008 and 2007 was primarily attributable to income earned in Japan that cannot be offset by net operating loss carryforwards and that is subject to an approximately 49% effective tax rate.  As of June 30, 2008, we had U.S. Federal Tax net operating loss carryforwards of approximately $161.0 million for income tax purposes, of which $13.6 million expire in fiscal year 2009, and the remainder expire at various dates through 2028.  The benefits associated with these losses and tax credits may be limited if an “ownership change” has occurred within the meaning of Section 382(g) of the Internal Revenue Code.  We are not certain that an ownership change has occurred as of December 31, 2008, but will be conducting an evaluation to make a final determination on this matter.  If we determine that an ownership change has occurred, this event could subject our net operating loss carryforwards to an annual limitation, which could restrict our ability to use them to offset taxable income in periods following the ownership change.

Net Income.  The net income for the three months ended December 31, 2008 was $0.5 million or $0.06 per basic and diluted share compared to a net loss for the three months ended December 31, 2007 of $0.8 million, or $0.09 per basic and diluted share.

The six months ended December 31, 2008 compared to the six months ended December 31, 2007

	Six Months Ended December 31,
(Dollars in Thousands)	2008	2007	$ Change	% Change
Product revenues	$23,115	$19,732	$3,383	17.1%
Service revenues	13,340	14,101	(761)	(5.4%)
Total revenues	36,455	33,833	2,622	7.7%

Product cost of sales	10,741	10,362	379	3.7%
Service cost of sales	4,812	5,457	(645)	(11.8%)
Total cost of sales	15,553	15,819	(266)	(1.7%)

Product gross margin	12,374	9,370	3,004	32.1%
Service gross margin	8,528	8,644	(116)	(1.3%)
Total gross margin	20,902	18,014	2,888	16.0%

Operating expenses:
Sales and marketing	7,806	7,514	292	3.9%
Research and development	7,146	8,231	(1,085)	(13.2%)
General and administrative	4,503	4,913	(410)	(8.3%)
Total operating expenses	19,455	20,658	(1,203)	(5.8%)

Operating income (loss)	1,447	(2,644)	4,091	NM	(1)

Gain on arbitration settlement, net	-	1,900	(1,900)	NM	(1)
Recovery of minority investment, net	-	1,415	(1,415)	NM	(1)
Interest income - net	92	400	(308)	(77.0%)
Other income (expense) - net	(198)	79	(277)	NM	(1)

Income before income taxes	1,341	1,150	191	16.6%

Provision for income taxes	718	175	543	310.3%

Net income	$623	$975	$(352)	(36.1%)

(1) NM denotes percentage is not meaningful

Product Revenue.  Total product sales for the six months ended December 31, 2008 were approximately $23.1 million, an increase of approximately $3.4 million, or 17.1%, from $19.7 million for the six months ended December 31, 2007.  The increase in product sales resulted from the approximately $4.9 million, or 44.6%, increase in on-demand product sales to $15.7 million in the six months ended December 31, 2008, from $10.9 million in the six months ended December 31, 2007.  The increase in on-demand product revenue was primarily generated by $3.2 million and $1.7 million increases in revenue from sales in North America and Asia, respectively.  North American on-demand product sales increased due to existing customers replacing older systems with our latest generation on-demand system, expanding existing systems, and deploying video-on-demand to new markets.  On-demand product sales increased in Japan due to completion of customized software products to a Japanese cable distributor in the six months ended December 31, 2008, that was incremental over prior year revenue.    Fluctuation in on-demand revenue is often due to the fact that we have a small base of large customers making periodic large purchases that account for a significant percentage of revenue.

Real-time product sales decreased approximately $1.5 million, or 16.6%, to $7.4 million in the six months ended December 31, 2008 from $8.8 million in the six months ended December 31, 2007.  This decrease was due to a $1.2 million and $0.7 million decrease in revenue from sales in North America and Europe, respectively, resulting from decreasing volume of system sales in these markets during the six months ended December 31, 2008, compared to the same period in the prior year.  Decreasing volume of real-time product sales is primarily due to the impact of the economic downturn on our customers.  In addition, the worldwide economic downturn has also delayed international purchases of our products during the first six months of our fiscal 2009.  This trend of declining real-time product revenue may continue until the economy recovers.

Service Revenue.  Total service revenue for the six months ended December 31, 2008 was $13.3 million, a decrease of $0.8 million, or 5.4%, from $14.1 million for the six months ended December 31, 2007.  The decrease in service revenue was due to the $0.7 million, or 12.7%, decrease in service revenue related to real-time products.  For years we have experienced a steady decline in real-time service revenues, as our old legacy products have been removed from service and, to a lesser extent, from customers purchasing our new products that produce significantly less service revenue.  We expect real-time service revenues to ultimately decline further, partially offset by newer system service, as additional legacy systems are eventually removed from service.

Service revenue associated with on-demand products remained flat at approximately $8.5 million for each of the six months ended December 31, 2008 and 2007.  During the six months ended December 31, 2007, we recognized additional maintenance and support revenue related to customers for whom we provided service and support during calendar year 2007, but that was not recognized until collectibility was reasonably assured during the six months ended December 31, 2007.  During the six months ended December 31, 2008, we recognized additional installation service revenue, compared to the same period in the prior year, due to the timing of system installations during the period, offsetting the effects of the prior year non-recurring recognition of maintenance revenue previously deferred until collectibility was assured.

Product Gross Margin.  Product gross margin was $12.4 million for the six months ended December 31, 2008, an increase of approximately $3.0 million, or 32.1%, from $9.4 million for the six months ended December 31, 2007.  Product gross margin as a percentage of product revenue increased to 53.5% in the six months ended December 31, 2008 from 47.5% in the six months ended December 31, 2007.  Product gross margins, as a percentage of product revenue, increased primarily due to the mix of software and hardware sales, as well as technological advances in our systems allowing us to utilize less hardware per system, coupled with a lower fixed component of labor and overhead and our ability to purchase product components at lower prices during the six months ended December 31, 2008, compared to the same period in the prior year.

Service Gross Margin.  The gross margin on service revenue increased to 63.9% of service revenue in the six months ended December 31, 2008 from 61.3% of service revenue in the six months ended December 31, 2007.  The increase in service margins as a percentage of service revenue was primarily due to the $0.6 million reduction in service costs during the six months ended December 31, 2008, compared to the same period in the prior year.  Decreasing service costs resulted from a $0.5 million decrease in salaries, wages, and benefits and $0.1 million decrease in severance charges, as we have focused on managing costs of the personnel that is necessary to fulfill service and support provided for our products.  We expect to maintain similar service margins as we continue to manage costs related to our maintenance and support infrastructure.

 Sales and Marketing.  Sales and marketing expenses increased approximately $0.3 million, or 3.9% to $7.8 million in the six months ended December 31, 2008 from $7.5 million in the six months ended December 31, 2007.  Sales and marketing expense increased primarily because we incurred $0.4 million of additional salaries wages and benefits and $0.3 million of additional severance as a result of changes to our sales group and directing additional resources to focus on strategic marketing.  Partially offsetting these increasing costs, during the six months ended December 31, 2008, we incurred $0.3 million less in depreciation expense related to our MediaHawk 4500 on-demand systems that were being used as demonstration systems for customers.  Additionally, we incurred $0.1 million less in incentive compensation expense in the six months ended December 31, 2008, compared to the same period in the prior year.

Research and Development.  Research and development expenses decreased approximately $1.1 million, or 13.2%, to approximately $7.1 million in the six months ended December 31, 2008 from $8.2 million in the six months ended December 31, 2007.  Decreasing research and development expenses were primarily attributable to an additional $0.5 million of development costs incurred for customized solutions sold to customers being charged to cost of sales in the current period, compared to the same period of the prior year.  We also reduced research and development related facilities costs by $0.2 million during the six months ended December 31, 2008, compared to the same period in the prior year, as part of our effort to reduce operating expenses.   Depreciation expense decreased $0.2 million during the six months ended December 31, 2008, compared to the same period in the prior year as a result of a downward trend in capital expenditures for development and test equipment over the past few years.  Additionally, costs of development work conducted by our UK development group decreased by approximately $0.2 million during the six months ended December 31, 2008, compared to the same period in the prior year, due to the declining value of the British pound relative to the U.S. Dollar.

General and Administrative.  General and administrative expenses decreased approximately $0.4 million, or 8.3%, to approximately $4.5 million in the six months ended December 31, 2008 from $4.9 million in the six months ended December 31, 2007.  Decreasing general and administrative expenses were primarily attributable to $0.4 million of cost reductions resulting from our prior year consolidation of certain international administrative functions.  Additionally, our share-based compensation decreased by approximately $0.2 million during the six months ended December 31, 2008, compared to the same period of the prior year, due to the impact of our lower share price on share-based compensation expense and because we granted fewer share based options and awards in the current fiscal year.  Partially offsetting these decreases, incentive compensation increased by approximately $0.1 million as a result of improved financial results during the six months ended December 31, 2008, compared to the same period in the prior year.

Other (Expense) Income - net.  During the six months ended December 31, 2008, we incurred approximately $0.2 million of realized currency translation losses.  These losses resulted primarily from foreign currency transactions by our subsidiaries for which the euro is the functional currency and the decline in the euro value during the six months ended December 31, 2008.  The impact of the decline in the euro was partially offset by the strengthening of the Japanese yen during the latter half of the six months ended December 31, 2008.

Provision for Income Taxes.  We recorded income tax provision for our domestic and foreign subsidiaries of $0.7 million in the six months ended December 31, 2008, compared to income tax provision of $0.2 million for our domestic and foreign subsidiaries in the six months ended December 31, 2007.  Income tax expense for each of the six months ended December 31, 2008 and 2007 was primarily attributable to income earned in Japan that cannot be offset by net operating loss carryforwards and that is subject to an approximately 49% effective tax rate.  As of June 30, 2008, we had U.S. Federal Tax net operating loss carryforwards of approximately $161.0 million for income tax purposes, of which $13.6 million expire in fiscal year 2009, and the remainder expire at various dates through 2028.  The benefits associated with these losses and tax credits may be limited if an “ownership change” has occurred within the meaning of Section 382(g) of the Internal Revenue Code.  We are not certain that an ownership change has occurred as of December 31, 2008, but will be conducting an evaluation to make a final determination on this matter.  If we determine that an ownership change has occurred, this event could subject our net operating loss carryforwards to an annual limitation, which could restrict our ability to use them to offset taxable income in periods following the ownership change.

Net Income.  The net income for the six months ended December 31, 2008 was $0.6 million, or $0.08 per basic share and $0.07 per diluted share, compared to net income for the six months ended December 31, 2007 of $1.0 million, or $0.12 per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•
the rate of growth or decline, if any, of on-demand market expansions and the pace at which domestic and international cable companies and telephone companies implement upgrade or replace on-demand technology;

•	the rate of growth or decline, if any, of deployment of our real-time operating systems and tools;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product sales;

•	our ability to leverage the potential of our Everstream products, including advanced advertising and other related initiatives;

•	our ability to raise additional capital, if necessary;

•	our ability to obtain additional or replacement bank financing, if necessary;

•	our ability to meet the covenants contained in our Credit Agreement;

•	timing of product shipments, which typically occur during the last month of the quarter;

•	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles; and

•
the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases.

Uses and Sources of Cash

We generated $1.8 million of cash from operating activities during the six months ended December 31, 2008 compared to generating $2.2 million of cash during the six months ended December 31, 2007.  Operating cash flow was primarily attributable to income earned from operations and the timing of accounts receivable collection.  Prior period operating cash inflow was primarily attributable to collection of receivables and $1.9 million of net cash proceeds received from an arbitration settlement.  We do not anticipate further cash proceeds related to this settlement.

During the six months ended December 31, 2007, we received approximately $1.4 million of net cash proceeds from the monetization of remaining assets of Thirdspace, an entity that we purchased a minority interest in during fiscal 2002, and that was subsequently liquidated.   We do not anticipate further cash proceeds related to the liquidation of Thirdspace.

We invested $1.0 million in property, plant and equipment during the six months ended December 31, 2008 compared to $0.8 million during the six months ended December 31, 2007.  Capital additions during each of these periods related primarily to demonstration systems and product development and testing equipment.  We expect capital additions to continue at a similar level during the remainder of this fiscal year.

We have a Credit Agreement with Silicon Valley Bank that provides for a $10.0 million revolving credit line (the “Revolver”) with a borrowing base dependent upon our outstanding North American accounts receivable.   The interest amount is based upon the amount advanced and the rate varies based upon our accounts receivable and the amount of cash in excess of debt.  On December 24, 2008, we amended our Credit Agreement with Silicon Valley Bank (the “Amendment”).  The Amendment extends the maturity date of the Credit Agreement from July 1, 2009 under the previous terms, to December 31, 2010.  The Amendment also creates a minimum interest rate so that interest on outstanding principle is calculated as prime plus 0.50% whereby, for purposes of this Amendment, “prime” is the greater of (a) the Bank’s most recently announced “prime” rate,” and (b) 4.00%. The interest rate on the Revolver was 4.50% as of December 31, 2008. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2010.  Based on the borrowing formula and our financial position as of December 31, 2008, approximately $8.4 million was available to us under the Revolver.  As of December 31, 2008, $0.9 million was drawn under the Revolver, resulting in approximately $7.4 million of remaining available funds under the Revolver.

In addition, the Credit Agreement contains certain financial covenants, including a required adjusted quick ratio (the ratio of cash and accounts receivable to current liabilities (less the current portion of deferred revenue)) of at least 1.25 to 1.00 and a minimum tangible net worth of at least $10.5 million, as of December 31, 2008. The Credit Agreement also contains customary restrictive covenants concerning our operations.  As of December 31, 2008, we were in compliance with these covenants as our adjusted quick ratio was 3.67 to 1.00 and our tangible net worth was $25.8 million.

At December 31, 2008, we had working capital (current assets, less current liabilities) of $27.0 million, including cash and cash equivalents of approximately $27.7 million, and had no material commitments for capital expenditures compared to working capital of $25.7 million at June 30, 2008, including cash and cash equivalents of approximately $27.4 million.  Based upon our existing cash balances, historical cash usage, available credit facility, and generation of operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008. There have been no material changes to our contractual obligations and commercial commitments during the six months ended December 31, 2008.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this release may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this release, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, reduced real-time product revenue due to the economic downturn, maintaining similar service margins, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash, the impact of litigation, and our trend of declining real-time service revenue.  These statements are based on beliefs and assumptions of Concurrent’s management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: delays or cancellations of customer orders; changes in product demand; economic conditions; our ability to satisfy the financial covenants in the credit agreement; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of  competition on the pricing of VOD products; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new on-demand and real-time products; the availability of Linux software in light of issues raised by SCO Group; the success of our relationships with Alcatel-Lucent; capital spending patterns by a limited customer base and in light of the current negative macro-economic environment; privacy concerns over data collection; and the availability of debt or equity financing to support our liquidity needs if cash flow does not improve.

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

We are exposed to market risk from changes in interest rates and foreign currency exchange rates.  We are exposed to the impact of interest rate changes on our short-term cash investments and bank loans.  Short-term cash investments are primarily in U.S. treasuries.  These short-term investments carry a degree of interest rate risk.  Bank loans include the variable rate Revolver.  We believe that the impact of a 2% increase or decrease in interest rates would not be material to our investment income and interest expense from bank loans.

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

An economic downturn may result in an impairment of our goodwill and other intangible assets

As of December 31, 2008, the price per share of our common stock declined by 47% from the closing price per share on July 1, 2008.  If the economic downturn begins to have a significant negative impact on our business, we may determine that certain assets, and particularly goodwill and other intangibles, may become impaired.  Based on our recent trend of revenue growth and improved profitability, there were no events or circumstances during the quarter ended December 31, 2008 that would indicate potential goodwill impairment so we did not perform an interim impairment analysis.  We believe that the decline in market capitalization is unrelated to our current operations and reflects the overall macro-economic downturn as well as the relative volatility of the capital markets.  However, considering that this recent economic downturn may persist to the point that our business and future cash flows may be impacted, we are monitoring the need for an interim impairment analysis of goodwill and other intangible assets.  We will continue to monitor our market capitalization and the impact of the current economic downturn on our business to determine if there is an impairment of goodwill in future periods.  Impairment losses, if any, are reflected in operating expenses in the Consolidated Statements of Operations.

Other important risk factors are discussed in Part II, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table below provides monthly activity for the number of shares we acquired and the average price paid per share during the three months ended December 31, 2008:

Purchased	(1) Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plan
October 1, 2008 – October 31, 2008	786	$3.59	-	$2,248,025
November 1, 2008 – November 30, 2008	-	-	-	$2,248,025
December 1, 2008 – December 31, 2008	-	-	-	$2,248,025
Total	786	$3.59	-

(1)  Includes 786 shares withheld to cover the withholding taxes upon the vesting of restricted stock.

Item 4.	Submission of Matters to a Vote of Security Holders

Concurrent’s Annual Meeting of Stockholders was held on October 22, 2008.  The results of the voting were as follows:

-
The following persons were elected as directors to serve until the next annual meeting of stockholders: Charles Blackmon (5,878,491 votes for, 1,425,647 votes withheld), Larry L. Enterline (5,844,056 votes for, 1,460,082 votes withheld), C. Shelton James (5,880,157 for, 1,423,981 votes withheld), Dan Mondor (5,885,250 votes for, 1,418,888 votes withheld), and Steve G. Nussrallah (5,852,247 votes for, 1,451,891 votes withheld).

-
The selection of Deloitte & Touche LLP as Concurrent’s independent registered public accountants for the fiscal year ending June 30, 2009 was ratified (6,246,654 votes for, 1,027,073 votes against, 30,411 votes abstained).

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

4.4	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

4.5	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

10.1	Third Amendment to Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 30, 2008 (No. 000-13150)).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in the Notes to the condensed consolidated financial statements in this report.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 28, 2009	CONCURRENT COMPUTER CORPORATION

By:	/s/ Emory O. Berry
Emory O. Berry
Chief Financial Officer and Executive Vice President of Operations
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

4.4	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

4.5	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

10.1	Third Amendment to Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 30, 2008 (No. 000-13150)).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in the Notes to the condensed consolidated financial statements in this report.

**	Filed herewith.