Form 10-Q
period 2009-03-31
CONCURRENT COMPUTER CORP/DE
filed 2009-05-01
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒        Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

☐      For the Quarterly Period Ended March 31, 2009
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

Yes ☐     No ☒

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of April 27, 2009 was 8,552,000.

Concurrent Computer Corporation
Form 10-Q
For the Three and Nine Months Ended March 31, 2009

Part I	Financial Information

Item 1.	Condensed Consolidated Financial Statements

Concurrent Computer Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

	March 31,	June 30,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,856	$27,359
Accounts receivable, less allowance for doubtful accounts of $98 at March 31, 2009 and $90 at June 30, 2008	22,355	14,422
Inventories – net	3,774	5,094
Prepaid expenses and other current assets	1,472	1,360
Total current assets	51,457	48,235

Property, plant and equipment – net	3,885	3,867
Intangible - purchased technology, net	3,395	4,081
Intangible - customer relationships and trademark, net	1,301	2,530
Goodwill	-	15,990
Other long-term assets – net	804	836
Total assets	$60,842	$75,539

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,240	$13,984
Deferred revenue	10,182	8,570
Total current liabilities	22,422	22,554

Long-term liabilities:
Deferred revenue	1,278	962
Revolving bank line of credit	949	949
Pension liability	1,646	1,878
Other	1,408	1,768
Total liabilities	27,703	28,111

Commitments and contingencies (Note 13)

Stockholders' equity:
Shares of common stock, par value $.01; 100,000,000 authorized;8,314,016 and 8,305,588 issued and outstanding at March 31, 2009 and June 30, 2008, respectively	83	83
Capital in excess of par value	205,048	204,574
Accumulated deficit	(172,504)	(157,782)
Treasury stock, at cost; 37,788 shares and 0 at March 31, 2009 and June 30, 2008, respectively	(255)	-
Accumulated other comprehensive income	767	553
Total stockholders' equity	33,139	47,428
Total liabilities and stockholders' equity	$60,842	$75,539

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues:
Product	$12,730	$13,279	$35,845	$33,011
Service	6,513	6,095	19,853	20,196
Total revenues	19,243	19,374	55,698	53,207

Cost of sales:
Product	5,813	6,022	16,554	16,384
Service	2,453	2,753	7,265	8,210
Total cost of sales	8,266	8,775	23,819	24,594

Gross margin	10,977	10,599	31,879	28,613

Operating expenses:
Sales and marketing	4,200	3,923	12,006	11,437
Research and development	3,522	4,214	10,668	12,445
General and administrative	2,222	2,406	6,725	7,319
Impairment of goodwill and trademark	17,090	-	17,090	-
Total operating expenses	27,034	10,543	46,489	31,201

Operating (loss) income	(16,057)	56	(14,610)	(2,588)

Gain on arbitration settlement, net	-	-	-	1,900
Recovery of minority investment, net	-	-	-	1,415
Interest income	19	203	175	677
Interest expense	(32)	(29)	(96)	(102)
Other (expense) income	(107)	91	(305)	169
(Loss) income before income taxes	(16,177)	321	(14,836)	1,471

(Benefit) provision for income taxes	(832)	20	(114)	195
Net (loss) income	$(15,345)	$301	$(14,722)	$1,276

Net (loss) income per share
Basic	$(1.85)	$0.04	$(1.78)	$0.15
Diluted	$(1.85)	$0.04	$(1.78)	$0.15
Weighted average shares outstanding - basic	8,276	8,306	8,281	8,300
Weighted average shares outstanding - diluted	8,276	8,318	8,281	8,316

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended
	March 31,
	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(14,722)	$1,276
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,421	3,056
Impairment of goodwill and trademark	17,090	-
Share-based compensation	474	798
Recovery of minority investment, net	-	(1,415)
Other non-cash expenses	(95)	(153)
Changes in operating assets and liabilities:
Accounts receivable	(7,946)	130
Inventories	1,318	(228)
Prepaid expenses and other current assets	(153)	(338)
Other long-term assets	40	10
Accounts payable and accrued expenses	(1,744)	(2,092)
Deferred revenue	1,928	2,159
Other long-term liabilities	133	668
Total adjustments to net (loss) income	13,466	2,595
Net cash (used in) provided by operating activities	(1,256)	3,871

INVESTING ACTIVITIES
Capital expenditures	(1,631)	(1,496)
Recovery of minority investment, net	-	1,415
Net cash used in investing activities	(1,631)	(81)

FINANCING ACTIVITIES
Repayment of revolving bank line of credit	-	(391)
Proceeds from revolving bank line of credit	-	263
Purchase of treasury stock	(255)	(10)
Net cash used in financing activities	(255)	(138)

Effect of exchange rates on cash and cash equivalents	(361)	561

(Decrease) increase in cash and cash equivalents	(3,503)	4,213
Cash and cash equivalents at beginning of period	27,359	20,416
Cash and cash equivalents at end of period	$23,856	$24,629

Cash paid during the period for:
Interest	$47	$54
Income taxes (net of refunds)	$682	$174

The accompanying notes are an integral part of the condensed consolidated financial statements

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements

1.	Overview of Business and Basis of Presentation

Concurrent is a provider of computing technologies and software applications and related services for the video solutions  market and the high-performance, real-time market.  Concurrent’s business is comprised of two segments for financial reporting purposes: products and services.  We provide products and services for each of these markets.

Concurrent’s video solutions products consist of hardware and/or software as well as integration services, sold primarily to broadband companies that provide interactive, digital services for the delivery of video.  Concurrent’s real-time products consist of real-time operating systems and software development tools combined, in most cases, with off-the-shelf hardware and services sold to a wide variety of companies seeking high-performance, real-time computer solutions for use in various applications requiring low-latency response and determinism such as simulation, image generation, hardware-in-the-loop testing and data acquisition.

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

Income Taxes

As of June 30, 2008, Concurrent had U.S. federal tax net operating loss carryforwards of approximately $159.1 million for income tax purposes, of which $13.6 million expire immediately after our fiscal year 2009, and the remainder expire at various dates through 2028.  The benefits associated with these losses and tax credits may be limited if an “ownership change” has occurred within the meaning of Section 382(g) of the Internal Revenue Code.  Concurrent is not certain that an ownership change has occurred as of March 31, 2009 and is currently conducting a study to make a final determination on this matter which Concurrent expects to complete prior to its fiscal year end.  If Concurrent determines that an ownership change has occurred, this event could subject Concurrent’s net operating loss carryforwards to an annual limitation and possibly restrict Concurrent’s ability to use net operating loss carryforwards to offset taxable income in periods following the ownership change.

Recently Issued Accounting Pronouncements

Effective July 1, 2008, Concurrent adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), and this adoption did not have a material impact on Concurrent’s financial statements.  On October 10, 2008, the FASB issued FASB Staff Position (FSP) SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP is effective upon issuance, including prior periods for which financial statements have not been issued.  Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”).  However, SFAS 154’s disclosure provisions for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application.  The adoption of SFAS 157 and FSP 157-3 did not have a material impact on Concurrent’s financial statements.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

In December 2008, the FASB issued FSP 132R-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“FSP 132R-1”).  FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans intended to provide users of financial statements with a greater understanding of:  (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets.  FSP 132R-1 is effective for years ending after December 15, 2009.  Concurrent will provide the required disclosures for all its filings for periods subsequent to the effective date.

2.	Basic and Diluted Net Income per Share

On July 8, 2008, Concurrent’s shareholders approved a one-for-ten reverse stock split (the “Reverse Stock Split”) and the reverse stock split became effective on July 9, 2008.  Pursuant to the Reverse Stock Split, every ten shares of Concurrent common stock prior to the split were combined into one share of common stock.  The number of shares subject to outstanding options and warrants were reduced in the same ratio as the reduction in the outstanding shares and the per share exercise price of those options and warrants have been increased in direct proportion to the Reverse Stock Split ratio.   Earnings per share computations, balance sheets, and footnote presentation of shares and share equivalents for the three and nine months ended March 31, 2008 have been restated to reflect the Reverse Stock Split.  The Reverse Stock Split had no impact on the authorized number of shares.

Basic net income per share is computed in accordance with SFAS No. 128, Earnings Per Share, by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.  Common share equivalents of 1,029,000 and 1,011,000 for the three months ended March 31, 2009 and 2008, respectively, were excluded from the calculation as their effect was antidilutive.  Common share equivalents of 1,059,000 and 1,001,000 for the nine months ended March 31, 2009 and 2008, respectively, were excluded from the calculation as their effect was antidilutive. The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Basic and diluted earnings per share (EPS) calculation:
Net (loss) income	$(15,345)	$301	$(14,722)	$1,276

Basic weighted average number of shares outstanding	8,276	8,306	8,281	8,300
Effect of dilutive securities:
Restricted stock	-	12	-	16
Diluted weighted average number of shares outstanding	8,276	8,318	8,281	8,316
Basic EPS	$(1.85)	$0.04	$(1.78)	$0.15
Diluted EPS	$(1.85)	$0.04	$(1.78)	$0.15

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

3.	Share-Based Compensation

At March 31, 2009, Concurrent had share-based employee compensation plans which are described in Note 12 of the consolidated financial statements included in Concurrent’s Annual Report on Form 10-K for the year ended June 30, 2008.  Option awards are granted with an exercise price equal to the market price of Concurrent’s stock at the date of grant.  Concurrent recognizes stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  All of Concurrent’s stock compensation is accounted for as equity instruments.  During the three months ended March 31, 2009, Concurrent issued 33,000 shares of restricted stock to its employees, of which approximately 3,000 shares will be released over a four year vesting period, and the remaining 30,000 will be released only when certain performance criteria are achieved over time.  During the nine months ended March 31, 2009, Concurrent issued 254,000 shares of restricted stock to employees and the Board of Directors, of which approximately 141,000 shares will be released over a four year vesting period, and the remaining 113,000 will be released only when certain performance criteria are achieved over time.  Performance criteria for the performance based restricted shares include achieving certain financial results or share prices.

Concurrent uses the Black-Scholes valuation model to estimate the fair value of each option award on the date of grant.  Concurrent granted 0 and 20,000 stock options during the three and nine months ended March 31, 2009, respectively.  As of March 31, 2009, Concurrent had approximately 650,000 stock options and approximately 276,000 restricted shares outstanding.

Concurrent recorded share-based compensation related to issuances of stock options and restricted stock to employees and directors, as follows (amounts in thousands of dollars):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Share-based compensation expense included in the Statement of Operations:
Cost of sales	$16	$14	$28	$24
Sales and marketing	55	61	106	153
Research and development	45	43	110	99
General and administrative	112	181	230	522
Total	228	299	474	798
Tax benefit	-	-	-	-
Share-based compensation expense, net of taxes	$228	$299	$474	$798

4.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method.  Concurrent establishes excess and obsolete inventory reserves based upon historical and anticipated usage.  The components of inventories are as follows (in thousands):

	March 31,	June 30,
	2009	2008
Raw materials, net	$2,844	$3,849
Work-in-process	525	609
Finished goods	405	636
	$3,774	$5,094

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

At March 31, 2009 and June 30, 2008, some portion of Concurrent’s inventory was in excess of the current requirements based upon the planned level of sales for future years.  Accordingly, Concurrent has reduced its gross raw materials inventory by $1,234,000 at March 31, 2009 and June 30, 2008, to its estimated net realizable value.

5.	Goodwill and Other Intangible Assets

Concurrent does not measure assets on a segment basis, and therefore, does not allocate goodwill on a segment basis.  Concurrent operates in two segments, as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”).  Concurrent’s two segments are products and services, which are also considered Reporting Units for assessment of goodwill impairment under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  Since Concurrent does not measure assets on a segment basis, it allocates operating expenses on a pro-rata basis between products and services to test impairment of goodwill and allocates goodwill between the two reporting units in a manner that approximates fair value.

During the three months ended March 31, 2009, Concurrent initiated an interim goodwill impairment test in accordance with SFAS 142, due to its sustained, reduced stock price and market capitalization during the quarter.  Concurrent employed the following methodologies to determine the fair-value of its reporting units:

•	A market capitalization approach, which measures market capitalization of Concurrent at the measurement date.

•
A discounted cash flow approach, which entails determining fair value of each reporting unit using expected discounted cash flows. This methodology requires significant judgment to estimate fair value, including projections of future cash flows and expected growth rates, the discount rate reflecting the risk inherent in such future cash flows, Concurrent’s interpretation of current economic indicators, Concurrent’s strategic and business operating plans, and other relevant assumptions.

•	A guideline company approach, which entails analysis of market multiples based on comparable, publicly traded companies.

Concurrent tested its goodwill during the third quarter of fiscal 2009 and concluded that a full impairment existed due to declines in the fair values of Concurrent’s reporting units. Three changes in circumstances led to the finding of impairment:

•	Concurrent’s stock price and market capitalization has experienced a sustained decline;

•	Valuation estimates based on analysis of comparable companies also continued to decline;

•	The sustained economic downturn has increased Concurrent’s estimated cost of capital which has impacted Concurrent’s discounted, projected future cash flows.

Concurrent concluded that an impairment charge of $15,990,000 should be recorded during the three months ended March 31, 2009, resulting in goodwill being fully impaired.  This is a non-cash charge and has been recognized as an “Impairment of goodwill and trademark” as a part of operating results during the third quarter of Concurrent’s fiscal 2009, ended March 31, 2009.

Also for the period ended March 31, 2009, Concurrent completed its strategic marketing plan.  As a result of the strategic planning process, Concurrent rebranded certain products to better reflect its strategic direction and no longer intends to use the Everstream trademark.  Consequently, Concurrent has recorded a $1,100,000 impairment of its Everstream trademark during the three months ended March 31, 2009, resulting in the trademark being fully impaired.   As a result of the full trademark impairment, Concurrent also eliminated a related $430,000 deferred tax liability by recording a non-current deferred tax benefit to the line item “(Benefit) provision for income taxes” within the Statement of Operations.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

Intangible assets, other than goodwill consist of the following (in thousands):

	March 31,	June 30,
	2009	2008
Cost of amortizable intangibles:
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Total cost of intangibles	9,600	9,600
Less accumulated amortization:
Purchased technology	(4,305)	(3,619)
Customer relationships	(599)	(470)
Total accumulated amortization	(4,904)	(4,089)
Trademark	-	1,100
Total intangible assets, net	$4,696	$6,611

Amortization expense was $815,000 for each of the nine months ended March 31, 2009 and 2008, respectively.

6.	Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands):

	March 31,	June 30,
	2009	2008
Accounts payable, trade	$6,316	$7,003
Accrued payroll, vacation, severance and other employee expenses	4,546	4,338
Other accrued expenses	1,378	2,643
	$12,240	$13,984

7.	Comprehensive Income (Loss)

Concurrent’s total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net (loss) income	$(15,345)	$301	$(14,722)	$1,276

Other comprehensive income (loss):
Foreign currency translation (loss) gain	(65)	290	184	503
Amortization of pension gain and transition amount	9	(21)	30	(60)
Total comprehensive (loss) income	$(15,401)	$570	$(14,508)	$1,719

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

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

In August 2007, Concurrent reached an agreement with Vicor, Inc. (“Vicor”), a supplier of Concurrent’s, to settle the claims in the pending arbitration between the two parties, in exchange for a full release.  In the arbitration, Concurrent alleged that in 2002 and 2003 Concurrent experienced high failure rates in its MediaHawk 2000 and 3000 series video solutions servers as a result of defective power converters manufactured by Vicor.  Concurrent settled for approximately $2,350,000, from which approximately $450,000 of attorney fees was deducted and Concurrent received $1,900,000 in net proceeds in the three months ended September 30, 2007.  Concurrent recorded the $1,900,000 net proceeds as a “Gain on arbitration settlement, net” within the condensed consolidated Statements of Operations during the nine months ended March 31, 2008.

10.	Concentration of Credit Risk, Segment, and Geographic Information

In accordance with SFAS 131, Concurrent operates in two segments, products and services, as disclosed within its condensed consolidated Statements of Operations.  Concurrent does not identify assets on a segment basis.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

Concurrent attributes revenues to individual countries and geographic areas based upon location of its selling operating subsidiaries.  A summary of Concurrent’s financial data by geographic area follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
United States	$15,797	$14,894	$44,668	$41,845

Japan	1,140	1,435	6,258	4,287
Other Asia Pacific countries	698	565	1,233	1,814
Asia Pacific	1,838	2,000	7,491	6,101

Europe	1,608	2,480	3,539	5,261
Total revenue	$19,243	$19,374	$55,698	$53,207

In addition, the following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for any one of the indicated periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Customer A	21%	14%	19%	12%
Customer B	17%	19%	21%	11%
Customer C	14%	16%	<10%	<10%

Concurrent assesses credit risk through ongoing credit evaluations of customers’ financial condition and collateral is generally not required.  At March 31, 2009, one customer accounted for $5,262,000 or 23% of trade receivables, a second customer accounted for $3,048,000 or 14% of trade receivables, and a third customer accounted for $2,946,000 or 13% of trade receivables.  At June 30, 2008, one customer accounted for $1,807,000 or 12% and a second customer accounted for $1,398,000 or 10% of trade receivables.  No other customers accounted for 10% or more of trade receivables as of March 31, 2009 or June 30, 2008.

Concurrent sometimes purchases product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms.  For the three months ended March 31, 2009, purchases from each of three suppliers were equal to, or in excess of 10% of Concurrent’s total purchases.  These three suppliers accounted for 24%, 23% and 19% of Concurrent’s purchases during the three months ended March 31, 2009.  Also, for the three months ended March 31, 2008, purchases from each of three suppliers were equal to, or in excess of 10% of Concurrent’s total purchases.  These three suppliers accounted for 23%, 22% and 15% of Concurrent’s purchases during the three months ended March 31, 2008.  For the nine months ended March 31, 2009, purchases from three suppliers were in excess of 10% of Concurrent’s total purchases.  These three suppliers accounted for 24%, 18% and 17% of Concurrent’s purchases during the nine months ended March 31, 2009.  Also, for the nine months ended March 31, 2008, purchases from three suppliers were in excess of 10% of Concurrent’s total purchases.  These three suppliers accounted for 20%, 18% and 12% of Concurrent’s purchases during the nine months ended March 31, 2008.

11.	Term Loan and Revolving Credit Facility

Concurrent has a Credit Agreement with Silicon Valley Bank that provides for a $10,000,000 revolving credit line (the “Revolver”) with a borrowing base dependent upon our outstanding North American accounts receivable.   The interest amount is based upon the amount advanced and the rate varies based upon Concurrent’s accounts receivable and the amount of cash in excess of debt.  On December 24, 2008, Concurrent amended its Credit Agreement with Silicon Valley Bank (the “Amendment”).  The Amendment extends the maturity date of the Credit Agreement from July 1, 2009, to December 31, 2010.  The Amendment also creates a minimum interest rate so that interest on outstanding principle is calculated as prime plus 0.50% whereby, for purposes of this Amendment, “prime” is the greater of (a) the Bank’s most recently announced “prime” rate,” and (b) 4.00%.  The interest rate on the Revolver was 4.5% as of March 31, 2009. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2010.  Based on the borrowing formula and Concurrent’s financial position as of March 31, 2009, approximately $9,960,000 was available to Concurrent under the Revolver.  As of March 31, 2009, $949,000 was drawn under the Revolver, resulting in approximately $9,011,000 of remaining available funds under the Revolver.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

In addition, the Credit Agreement contains certain financial covenants, including a required adjusted quick ratio (the ratio of cash and accounts receivable to current liabilities (less the current portion of deferred revenue)) of at least 1.25 to 1.00 and a minimum tangible net worth of at least $10,462,000, as of March 31, 2009. The Credit Agreement also contains customary restrictive covenants concerning Concurrent’s operations.  As of March 31, 2009, Concurrent was in compliance with these covenants as its adjusted quick ratio was 3.50 to 1.00 and our tangible net worth was $27,977,000.

12.	Retirement Plans

The following table provides a detail of the components of net periodic benefit cost of Concurrent’s German Subsidiary’s defined benefit pension plan for the three and nine months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Service cost	$4	$6	$13	$18
Interest cost	60	55	188	158
Expected return on plan assets	(31)	(35)	(98)	(101)
Amortization of net (gain) loss	9	(30)	30	(87)
Amortization of transition amount	-	9	-	27
Net periodic benefit cost	$42	$5	$133	$15

Concurrent contributed $14,000 and $16,000 to its German subsidiary’s defined benefit plan during the three months ended March 31, 2009 and 2008, respectively, and expects to make similar contributions during the remaining quarter of fiscal 2009.  Concurrent contributed $43,000 and $47,000 to its German subsidiary’s defined benefit plan during the nine months ended March 31, 2009 and 2008, respectively.

Concurrent maintains a retirement savings plan, available to U.S. employees, which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code.  During the three months ended March 31, 2009 and 2008, Concurrent contributed $132,000 and $131,000 to this plan, respectively.  During the nine months ended March 31, 2009 and 2008, Concurrent contributed $379,000 and $373,000 to this plan, respectively.

Concurrent also maintains a defined contribution plan (“Stakeholder Plan”) for its U.K. based employees.  Concurrent has agreements with certain of its U.K. based employees to make supplementary contributions to the Stakeholder Plan through fiscal year 2009, contingent upon their continued employment with Concurrent.  During the three months ended March 31, 2009 and 2008, Concurrent contributed $83,000 and $115,000 to the Stakeholder Plan, respectively.  During the nine months ended March 31, 2009 and 2008, Concurrent contributed $284,000 and $354,000 to this plan, respectively.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

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

Pursuant to the terms of the employment agreements with the executive officers of Concurrent, employment may be terminated by either Concurrent or the respective executive officer at any time.  In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by Concurrent without cause or in certain circumstances constructively by Concurrent, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  Additionally, if terminated, Concurrent’s CEO and CFO may be entitled to bonuses during the severance period.  At March 31, 2009, the maximum contingent liability under these agreements is $2,025,000.  Concurrent’s employment agreements with certain of its officers contain certain offset provisions, as defined in their respective agreements.

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

Overview

Concurrent is a provider of computing technologies and software applications and related services for the video solutions market and the high-performance, real-time market.  Concurrent’s business is comprised of two segments for financial reporting purposes: products and services.  We provide products and services for each of these markets.

Concurrent’s video solutions products consist of hardware and/or software as well as integration services, sold primarily to broadband companies that provide interactive, digital services for the delivery of video.  Concurrent’s real-time products consist of real-time operating systems and software development tools combined, in most cases, with off-the-shelf hardware and services sold to a wide variety of companies seeking high-performance, real-time computer solutions for use in various applications requiring low-latency response and determinism such as simulation, image generation, hardware-in-the-loop testing and data acquisition.

Concurrent provides sales and support from offices and subsidiaries throughout North America, Europe, and Asia.

We have announced a new strategy to sell our video solutions, including our media data and advertising solutions to the internet and mobile device markets, and believe that it may have a positive impact on our business, however, we cannot assure the success or timing of this initiative.

We believe we are executing our business plan and expense reduction initiatives to achieve sustainable profitability.  We will continue to review and realign our cost structure as needed, balanced with investing in the business to increase revenues.

We perform our goodwill impairment review annually on July 1, or more frequently if events or circumstances indicate that the asset might be impaired.  For purposes of goodwill impairment testing, we compare the fair value of each reporting unit with its carrying amount, including allocated goodwill.  If the carrying amount of the reporting unit exceeds its fair value, determined based on expected discounted future cash flows, the goodwill allocated to that reporting unit may not be recoverable.  An impairment charge is recorded if the carrying amount of allocated goodwill exceeds its implied fair value. As of March 31, 2009, the price per share of our common stock declined by 47% from the closing price per share on June 30, 2008.  The recent economic downturn has persisted to the point that our market capitalization has remained well below our book value and our business and future cash flows may be impacted.  We performed an interim impairment analysis of goodwill and other intangible assets during our third quarter of fiscal 2009.  As a result of this analysis, we recorded a $16.0 million impairment of our goodwill during the three months ended March 31, 2009, and such loss is reflected in operating expenses in the Consolidated Statements of Operations.

 As a result of the strategic planning process for the three months ended March 31, 2009, Concurrent rebranded certain products to better reflect its strategic direction and no longer intends to use the Everstream trademark.  Consequently, Concurrent recorded a $1.1 million impairment of its Everstream trademark and a $0.4 million deferred tax benefit for the three months ended March 31, 2009.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues:	(Unaudited)		(Unaudited)
Product	66.2%	68.5%	64.4%	62.0%
Service	33.8	31.5	35.6	38.0
Total revenues	100.0	100.0	100.0	100.0

Cost of sales (% of respective sales category):
Product	45.7	45.3	46.2	49.6
Service	37.7	45.2	36.6	40.7
Total cost of sales	43.0	45.3	42.8	46.2

Gross margin	57.0	54.7	57.2	53.8

Operating expenses:
Sales and marketing	21.8	20.2	21.5	21.5
Research and development	18.3	21.8	19.1	23.4
General and administrative	11.5	12.4	12.1	13.8
Impairment of goodwill and trademark	88.8	-	30.7	-
Total operating expenses	140.4	54.4	83.4	58.7

Operating (loss) income	(83.4)	0.3	(26.2)	(4.9)

Gain on arbitration settlement, net	-	-	-	3.6
Recovery of minority investment, net	-	-	-	2.7
Interest (expense) income - net	(0.1)	0.9	0.1	1.1
Other (expense) income - net	(0.6)	0.5	(0.5)	0.3

(Loss) income before income taxes	(84.1)	1.7	(26.6)	2.8

(Benefit) provision for income taxes	(4.3)	0.1	(0.2)	0.4

Net (loss) income	(79.8)%	1.6%	(26.4)%	2.4%

Results of Operations

The three months ended March 31, 2009 compared to the three months ended March 31, 2008

	Three Months Ended
	March 31,
(Dollars in Thousands)	2009	2008	$ Change	% Change
Product revenues	$12,730	$13,279	$(549)	(4.1%)
Service revenues	6,513	6,095	418	6.9%
Total revenues	19,243	19,374	(131)	(0.7%)

Product cost of sales	5,813	6,022	(209)	(3.5%)
Service cost of sales	2,453	2,753	(300)	(10.9%)
Total cost of sales	8,266	8,775	(509)	(5.8%)

Product gross margin	6,917	7,257	(340)	(4.7%)
Service gross margin	4,060	3,342	718	21.5%
Total gross margin	10,977	10,599	378	3.6%

Operating expenses:
Sales and marketing	4,200	3,923	277	7.1%
Research and development	3,522	4,214	(692)	(16.4%)
General and administrative	2,222	2,406	(184)	(7.6%)
Impairment of goodwill and trademark	17,090	-	17,090	NM(1)
Total operating expenses	27,034	10,543	16,491	156.4%

Operating (loss) income	(16,057)	56	(16,113)	NM(1)

Interest (expense) income - net	(13)	174	(187)	NM(1)
Other (expense) income - net	(107)	91	(198)	NM(1)

(Loss) income before income taxes	(16,177)	321	(16,498)	NM(1)

(Benefit) provision for income taxes	(832)	20	(852)	NM(1)
Net (loss) income	$(15,345)	$301	$(15,646)	NM(1)

(1) NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the three months ended March 31, 2009 was approximately $12.7 million, a decrease of approximately $0.6 million, or 4.1%, from $13.3 million for the three months ended March 31, 2008.  The decrease in product revenue resulted from the $0.3 million, or 3.6%, decrease in video product sales and the $0.2 million, or 5.1%, decrease in real-time product sales.  Fluctuation in video revenue is often due to the fact that we have customers making periodic large purchases that account for a significant percentage of revenue.  Decreasing volume of real-time product sales is primarily due to the impact of the economic downturn on our customers.  We believe that the trend of declining real-time product revenue may continue as a result of the sustained economic downturn.

Service Revenue.  Total service revenue for the three months ended March 31, 2009 was $6.5 million, an increase of $0.4 million, or 6.9%, from $6.1 million for the three months ended March 31, 2008.  The increase in service revenue was due to the $0.6 million, or 16.1%, increase in service revenue related to video products. Video service revenue increased due to additional installations during the three months ended March 31, 2009, compared to the same period in the prior year, and also because we continue to expand our base of video market deployments that generate maintenance and support service revenue.

Partially offsetting the increase in video related service revenue, service revenue related to real-time products during the three months ended March 31, 2009 decreased approximately $0.2 million, or 5.8% from the three months ended March 31, 2008.  For years we have experienced a steady decline in real-time service revenues, as our legacy products have been removed from service and, to a lesser extent, from customers purchasing our new products that produce less service revenue.  We expect real-time service revenues to decline further, partially offset by newer system service, as additional legacy systems are eventually removed from service.

Product Gross Margin.  Product gross margin was $6.9 million for the three months ended March 31, 2009, a decrease of approximately $0.3 million, or 4.7%, from approximately $7.3 million for the three months ended March 31, 2008.  Product gross margin as a percentage of product revenue remained approximately the same, decreasing slightly to 54.3% in the three months ended March 31, 2009 from 54.7% in the three months ended March 31, 2008.

Service Gross Margin.  The gross margin on service revenue increased to $4.1 million, or 62.3% of service revenue in the three months ended March 31, 2009 from $3.3 million, or 54.8% of service revenue in the three months ended March 31, 2008.  The increase in service margins as a percentage of service revenue was primarily due to the $0.3 million reduction in service costs during the three months ended March 31, 2009, compared to the same period in the prior year.  Decreasing service costs resulted from decreasing headcount, as we have focused on managing costs of the infrastructure that is necessary to fulfill service and support provided for our products.  We expect to maintain similar or slightly lower service margins as we continue to manage costs related to our maintenance and support infrastructure.

 Sales and Marketing.  Sales and marketing expenses increased approximately $0.3 million, or 7.1% to $4.2 million in the three months ended March 31, 2009 from $3.9 million in the three months ended March 31, 2008.  Sales and marketing expense increased primarily because we incurred $0.2 million of expenses from our strategic marketing launch during the three months ended March 31, 2009.  Also, we incurred $0.1 million of additional salaries wages and benefits and $0.2 million of additional severance as a result of changes to our sales group and directing additional resources to focus on strategic marketing.  Partially offsetting these increases in costs, we incurred $0.2 million less in commission expense in the three months ended March 31, 2009, compared to the same period in the prior year.

Research and Development.  Research and development expenses decreased approximately $0.7 million, or 16.4%, to approximately $3.5 million in the three months ended March 31, 2009 from $4.2 million in the three months ended March 31, 2008.  Decreasing research and development expenses were primarily attributable to a $0.4 reduction of research and development related salaries, benefits and other employee related costs as part of our effort to reduce operating expenses.  Also, an additional $0.2 million of development costs incurred for customized solutions sold to customers were charged to cost of sales in the current period, compared to the same period of the prior year.  Additionally, costs incurred by our UK development group decreased by approximately $0.2 million during the three months ended March 31, 2009, compared to the same period in the prior year, due to the declining value of the British pound relative to the U.S. dollar.

General and Administrative.  General and administrative expenses decreased approximately $0.2 million, or 7.6%, to approximately $2.2 million in the three months ended March 31, 2009 from $2.4 million in the three months ended March 31, 2008.  Decreasing general and administrative expenses were primarily attributable to $0.2 million of severance expense that we incurred in the prior year period that did not recur during the three months ended March 31, 2009.

Goodwill and Trademark Impairment.  During the three months ended March 31, 2009, we recorded total goodwill and trademark impairment charges of $17.1 million.  We recorded a $16.0 million goodwill impairment charge due to the sustained decline in our stock price and the estimated effect of the economic downturn on our weighted average cost of capital, which reflects the market’s presumed risk on our ability to generate estimated future cash flows.  This impairment charge resulted in a net goodwill balance of $0 as of March 31, 2009.  Additionally, as a result of our strategic planning process for the period ended March 31, 2009, we have rebranded our product lines to better reflect our strategic direction and no longer intend to use the Everstream trademark.  Consequently, we recorded a $1.1 million impairment of our Everstream trademark for the three months ended March 31, 2009, which resulted in a net trademark balance of $0 as of March 31, 2009.

Interest income (expense) - net.  Interest income decreased approximately $0.2 million during the three months ended March 31, 2009, compared to the same period of the prior year, primarily due the decrease in yield from our cash caused by the decline in interest rates during the past twelve months.

Other (Expense) Income - net.  During the three months ended March 31, 2009, we incurred approximately $0.1 million of realized currency translation losses.  These losses resulted from foreign currency transactions by our subsidiaries for which the Japanese yen and Euro are the functional currency.

(Benefit) Provision for Income Taxes.  We recorded an income tax benefit for our domestic and foreign subsidiaries of ($0.8) million in the three months ended March 31, 2009, compared to tax expense of less than $0.1 million for our domestic and foreign subsidiaries in the three months ended March 31, 2008.  The change in the consolidated effective tax rate during the three months ended March 31, 2009, compared to the same period in the prior year was primarily attributable to a $0.4 million deferred tax benefit resulting from the reversal of a deferred tax liability associated with the Everstream trademark.  When the trademark was removed from the books as a result of the impairment, the associated deferred tax liability was also written off.  Net operating loss carryforwards were available to reduce otherwise taxable income recorded in the US in the three months ended March 31, 2009.  The remaining $0.4 million of benefit recorded during the three months ended March 31, 2009 was attributable to a benefit recorded by our Japan subsidiary as a result of the pretax loss reported during the period.  Our Japan subsidiary is subject to an approximately 49% effective tax rate.

As of June 30, 2008, we had U.S. federal tax net operating loss carryforwards of approximately $159.1 million for income tax purposes, of which $13.6 million will expire immediately after fiscal year 2009, and the remainder will expire at various dates through 2028.  The benefits associated with these losses and tax credits may be limited if an “ownership change” has occurred within the meaning of Section 382(g) of the Internal Revenue Code.  We are not certain that an ownership change has occurred as of March 31, 2009 and are currently conducting a study to make a final determination on this matter.  We expect to complete this study prior to our fiscal year ended June 30, 2009.  If we determine that an ownership change has occurred, this event could subject our net operating loss carryforwards to an annual limitation, which could restrict our ability to use them to offset taxable income in periods following the ownership change.

Net (Loss) Income.  The net loss for the three months ended March 31, 2009 was ($15.3) million or ($1.85) per basic and diluted share compared to net income for the three months ended March 31, 2008 of $0.3 million, or $0.04 per basic and diluted share.

The nine months ended March 31, 2009 compared to the nine months ended March 31, 2008

	Nine Months Ended
	March 31,
(Dollars in Thousands)	2009	2008	$ Change	% Change
Product revenues	$35,845	$33,011	$2,834	8.6%
Service revenues	19,853	20,196	(343)	(1.7%)
Total revenues	55,698	53,207	2,491	4.7%

Product cost of sales	16,554	16,384	170	1.0%
Service cost of sales	7,265	8,210	(945)	(11.5%)
Total cost of sales	23,819	24,594	(775)	(3.2%)

Product gross margin	19,291	16,627	2,664	16.0%
Service gross margin	12,588	11,986	602	5.0%
Total gross margin	31,879	28,613	3,266	11.4%

Operating expenses:
Sales and marketing	12,006	11,437	569	5.0%
Research and development	10,668	12,445	(1,777)	(14.3%)
General and administrative	6,725	7,319	(594)	(8.1%)
Impairment of goodwill and trademark	17,090	-	17,090	NM(1)
Total operating expenses	46,489	$31,201	15,288	49.0%

Operating (loss) income	(14,610)	(2,588)	(12,022)	NM(1)

Gain on arbitration settlement, net	-	1,900	(1,900)	NM(1)
Recovery of minority investment, net	-	1,415	(1,415)	NM(1)
Interest income - net	79	575	(496)	(86.3%)
Other (expense) income - net	(305)	169	(474)	NM(1)

(Loss) income before income taxes	(14,836)	1,471	(16,307)	NM(1)

(Benefit) provision for income taxes	(114)	195	(309)	NM(1)
Net (loss) income	$(14,722)	$1,276	(15,998)	NM(1)

(1) NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the nine months ended March 31, 2009 was approximately $35.8 million, an increase of approximately $2.8 million, or 8.6%, from $33.0 million for the nine months ended March 31, 2008.  The increase in product sales resulted from the approximately $4.5 million, or 23.4%, increase in video product sales to $24.0 million in the nine months ended March 31, 2009, from $19.4 million in the nine months ended March 31, 2008.  The increase in video product revenue was primarily generated by $2.8 million and $1.7 million increases in revenue from sales in North America and Asia, respectively.  North American video solutions product sales increased due to existing customers replacing older systems with our latest generation video solutions system, expanding existing systems, and deploying video solutions to new markets.  Video solutions product sales increased in Japan due to completion of customized software products to a Japanese cable operator in the nine months ended March 31, 2009, that was incremental over prior year revenue.    Fluctuation in video solutions revenue is often due to the fact that we have customers making periodic large purchases that account for a significant percentage of revenue.

Real-time product sales decreased $1.7 million, or 12.6%, to $11.9 million in the nine months ended March 31, 2009 from $13.6 million in the nine months ended March 31, 2008.  This decrease was due to a $1.5 million and $0.5 million decrease in revenue from sales in Europe and North America, respectively, resulting from decreasing volume of system sales in these markets during the nine months ended March 31, 2009, compared to the same period in the prior year.  We believe that decreasing volume of real-time product sales is primarily due to the impact of the economic downturn on our customers in these markets.  This trend of declining real-time product revenue may continue as a result of the sustained economic downturn.

Service Revenue.  Total service revenue for the nine months ended March 31, 2009 was $19.9 million, a decrease of $0.3 million, or 1.7%, from $20.2 million for the nine months ended March 31, 2008.  The decrease in service revenue was due to the approximate $0.9 million, or 10.5%, decrease in service revenue related to real-time products.  For years we have experienced a steady decline in real-time service revenues, as our legacy products have been removed from service and, to a lesser extent, from customers purchasing our new products that produce less service revenue.  We expect real-time service revenues to decline further, partially offset by newer system service, as additional legacy systems are eventually removed from service.

Service revenue associated with video solutions products increased $0.5 million, or 4.3%, to $12.5 million during the nine months ended March 31, 2009 from approximately $12.0 million for the nine months ended March 31, 2008.  During the nine months ended March 31, 2009, we recognized additional installation service revenue, compared to the same period in the prior year, due to the timing of system installations during the period, and also because we continue to expand our base of video market deployments that generate maintenance and support service revenue.

Product Gross Margin.  Product gross margin was $19.3 million for the nine months ended March 31, 2009, an increase of approximately $2.7 million, or 16%, from $16.6 million for the nine months ended March 31, 2008.  Product gross margin as a percentage of product revenue increased to 53.8% in the nine months ended March 31, 2009 from 50.4% in the nine months ended March 31, 2008.  Product gross margins, as a percentage of product revenue, increased primarily due to the mix of software and hardware sales, as well as technological improvements allowing us to utilize less hardware per system, coupled with a lower fixed component of labor and overhead and our ability to purchase product components at lower prices during the nine months ended March 31, 2009, compared to the same period in the prior year.

Service Gross Margin.  The gross margin on service revenue increased to 63.4% of service revenue in the nine months ended March 31, 2009 from 59.3% of service revenue in the nine months ended March 31, 2008.  The increase in service margins as a percentage of service revenue was primarily due to the $0.9 million reduction in service costs during the nine months ended March 31, 2009, compared to the same period in the prior year.  Decreasing service costs resulted from a $0.7 million decrease in salaries, wages, and benefits, as we have focused on managing costs of the personnel that is necessary to fulfill service and support provided for our products.  We expect to maintain similar or slightly lower service margins as we continue to manage costs related to our maintenance and support infrastructure.

 Sales and Marketing.  Sales and marketing expenses increased approximately $0.6 million, or 5.0% to $12.0 million in the nine months ended March 31, 2009 from $11.4 million in the nine months ended March 31, 2008.  Sales and marketing expense increased primarily because we incurred $0.7 million of additional salaries and benefits and $0.6 million of additional severance as a result of changes to our sales and marketing group.  Partially offsetting these increasing costs, during the nine months ended March 31, 2009, we incurred $0.4 million less in depreciation expense related to our MediaHawk 4500 video solutions systems that were being used as demonstration systems for customers and have been fully depreciated or sold.  Additionally, we incurred $0.3 million less in incentive compensation expense in the nine months ended March 31, 2009, compared to the same period in the prior year.

Research and Development.  Research and development expenses decreased approximately $1.8 million, or 14.3%, to approximately $10.7 million in the nine months ended March 31, 2009 from $12.4 million in the nine months ended March 31, 2008.  Decreasing research and development expenses were primarily attributable to an additional $0.8 million of development costs incurred for customized solutions sold to customers being charged to cost of sales in the current period, compared to the same period of the prior year.  We also reduced research and development related facilities costs by $0.3 million and salaries and benefits by $0.3 million during the nine months ended March 31, 2009, compared to the same period in the prior year, as part of our effort to reduce operating expenses.   Depreciation expense decreased $0.2 million during the nine months ended March 31, 2009, compared to the same period in the prior year as a result of a downward trend in capital expenditures for development and test equipment over the past few years.  Additionally, costs incurred by our UK development group decreased by approximately $0.4 million during the nine months ended March 31, 2009, compared to the same period in the prior year, due to the declining value of the British pound relative to the U.S. dollar.

General and Administrative.  General and administrative expenses decreased approximately $0.6 million, or 8.1%, to approximately $6.7 million in the nine months ended March 31, 2009 from $7.3 million in the nine months ended March 31, 2008.  Decreasing general and administrative expenses were primarily attributable to $0.3 million of cost reductions resulting from our prior year consolidation of certain international administrative functions.  Additionally, our share-based compensation decreased by approximately $0.3 million during the nine months ended March 31, 2009, compared to the same period of the prior year, due to the impact of our lower share price on share-based compensation expense and because we granted fewer share based options and awards in the current fiscal year.

Goodwill and Trademark Impairment.  During the nine months ended March 31, 2009, we recorded total goodwill and trademark impairment charges of $17.1 million.  We recorded a $16.0 million goodwill impairment charge due to the sustained decline in our stock price and the estimated effect of the economic downturn on our weighted average cost of capital, which reflects the market’s presumed risk on our ability to generate estimated future cash flows.  This impairment charge resulted in a net goodwill balance of $0 as of March 31, 2009.  Additionally, as a result of our strategic planning process for the period ended March 31, 2009, we have rebranded our product lines to better reflect our strategic direction and no longer intend to use the Everstream trademark.  Consequently, we recorded a $1.1 million impairment of our Everstream trademark for the nine months ended March 31, 2009, which resulted in a net trademark balance of $0 as of March 31, 2009.

Interest income (expense) - net.  Interest income decreased approximately $0.5 million during the nine months ended March 31, 2009, compared to the same period of the prior year, primarily due the decrease in the yield from our cash caused by the decline in interest rates during the past twelve months.

Other (Expense) Income - net.  During the nine months ended March 31, 2009, we incurred approximately $0.3 million of realized currency translation losses.  These losses resulted primarily from foreign currency transactions by our subsidiaries for which the Euro is the functional currency and the decline in the Euro value during the nine months ended March 31, 2009.

Provision (Benefit) for Income Taxes.  We recorded an income tax benefit for our domestic and foreign subsidiaries of ($0.1) million in the nine months ended March 31, 2009, compared to income tax expense of $0.2 million for our domestic and foreign subsidiaries in the nine months ended March 31, 2008.  The change in the consolidated effective tax rate during the nine months ended March 31, 2009, compared to the same period in the prior year was primarily attributable to a ($0.4) million deferred tax benefit resulting from the reversal of a deferred tax liability associated with the Everstream trademark.  When the trademark was removed from the books as a result of the impairment, the associated deferred tax liability was also written off. Net operating loss carryforwards were available to reduce otherwise taxable income recorded in the US in the nine months ended March 31, 2009.  Partially offsetting this tax benefit, we recorded $0.2 million of income tax expense that was primarily attributable to income earned in Japan that cannot be offset by U.S. net operating loss carryforwards and that is subject to an approximately 49% effective tax rate.

As of June 30, 2008, we had U.S. federal tax net operating loss carryforwards of approximately $159.1 million for income tax purposes, of which $13.6 million will expire immediately after the end of our fiscal year 2009, and the remainder will expire at various dates through 2028.  The benefits associated with these losses and tax credits may be limited if an “ownership change” has occurred within the meaning of Section 382(g) of the Internal Revenue Code.  We are not certain that an ownership change has occurred as of March 31, 2009 and are currently conducting a study to make a final determination on this matter.  We expect to complete this study prior to our fiscal year ended June 30, 2009.  If we determine that an ownership change has occurred, this event could subject our net operating loss carryforwards to an annual limitation, which could restrict our ability to use them to offset taxable income in periods following the ownership change.

Net (Loss) Income.  The net loss for the nine months ended March 31, 2009 was ($14.7) million, or $(1.78) per basic and diluted share, compared to net income for the nine months ended March 31, 2008 of $1.3 million, or $0.15 per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating results and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•
the rate of growth or decline, if any, of video solutions market expansions and the pace at which domestic and international cable companies and telephone companies implement, upgrade or replace video technology;

•	the rate of growth or decline, if any, of deployment of our real-time operating systems and tools;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	the success of our strategy to sell our solutions to the internet and mobile device markets;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product sales;

•	our ability to leverage the potential of our advanced advertising and other related initiatives;

•	our ability to raise additional capital, if necessary;

•	our ability to obtain additional or replacement bank financing, if necessary;

•	our ability to meet the covenants contained in our Credit Agreement;

•	timing of product shipments, which typically occur during the last month of the quarter;

•	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles; and

•
the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases.

Uses and Sources of Cash

We used $1.3 million of cash from operating activities during the nine months ended March 31, 2009 compared to generating $3.9 million of cash during the nine months ended March 31, 2008.  Operating cash outflow during the nine months ended March 31, 2009 was primarily attributable to the timing of receivables collection.  Prior period operating cash inflow was primarily attributable to improved operating results and $1.9 million of net cash proceeds received from an arbitration settlement.  We do not anticipate further cash proceeds related to this settlement.

During the nine months ended March 31, 2008, we received approximately $1.4 million of net cash proceeds from the monetization of remaining assets of Thirdspace, an entity that we purchased a minority interest in during fiscal 2002, and that was subsequently liquidated.   We do not anticipate further cash proceeds related to the liquidation of Thirdspace.

We invested $1.6 million in property, plant and equipment during the nine months ended March 31, 2009 compared to $1.5 million during the nine months ended March 31, 2008.  Capital additions during each of these periods related primarily to demonstration systems and product development and testing equipment.  We expect capital additions to continue at a similar level during the remainder of this fiscal year.

We have a Credit Agreement with Silicon Valley Bank that provides for a $10.0 million revolving credit line (the “Revolver”) with a borrowing base dependent upon our outstanding North American accounts receivable.   The interest amount is based upon the amount advanced and the rate varies based upon our accounts receivable and the amount of cash in excess of debt.  On December 24, 2008, we amended our Credit Agreement with Silicon Valley Bank (the “Amendment”).  The Amendment extends the maturity date of the Credit Agreement from July 1, 2009 under the previous terms, to December 31, 2010.  The Amendment also creates a minimum interest rate so that interest on outstanding principle is calculated as prime plus 0.50% whereby, for purposes of this Amendment, “prime” is the greater of (a) the Bank’s most recently announced “prime” rate,” and (b) 4.00%. The interest rate on the Revolver was 4.50% as of March 31, 2009. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2010.  Based on the borrowing formula and our financial position as of March 31, 2009, approximately $9.9 million was available to us under the Revolver.  As of March 31, 2009, $0.9 million was drawn under the Revolver, resulting in approximately $9.0 million of remaining available funds under the Revolver.

In addition, the Credit Agreement contains certain financial covenants, including a required adjusted quick ratio (the ratio of cash and accounts receivable to current liabilities (less the current portion of deferred revenue)) of at least 1.25 to 1.00 and a minimum tangible net worth of at least $10.5 million, as of March 31, 2009. The Credit Agreement also contains customary restrictive covenants concerning our operations.  As of March 31, 2009, we were in compliance with these covenants as our adjusted quick ratio was 3.5 to 1.00 and our tangible net worth was $28.0 million.

At March 31, 2009, we had working capital (current assets, less current liabilities) of $29.0 million, including cash and cash equivalents of approximately $23.9 million, and had no material commitments for capital expenditures compared to working capital of $25.7 million at June 30, 2008, including cash and cash equivalents of approximately $27.4 million.  Based upon our existing cash balances, historical cash usage, available credit facility, and generation of operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008. There have been no material changes to our contractual obligations and commercial commitments during the nine months ended March 31, 2009.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this quarterly report may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this release, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, the impact of our new video strategy on our business, anticipated reduced real-time product revenue due to the economic downturn, maintaining similar service margins, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash, the impact of litigation, and our trend of declining real-time service revenue.  These statements are based on beliefs and assumptions of Concurrent’s management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: delays or cancellations of customer orders; changes in product demand; economic conditions; our ability to satisfy the financial covenants in the credit agreement; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of  competition on the pricing of video products; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new video solutions and real-time products; the availability of Linux software in light of issues raised by SCO Group; the success of our relationships with Alcatel-Lucent; capital spending patterns by a limited customer base and in light of the current negative macro-economic environment; privacy concerns over data collection; and the availability of debt or equity financing to support our liquidity needs if cash flow does not improve.

Other important risk factors are discussed in Part II, Item 1A. of the Form 10-Q’s for the periods ending September 30, 2008 and  December 31, 2008, and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective.  There were no significant changes to our internal control over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Disclosure controls and procedures are our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II	Other Information

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business.  We are not presently involved in any material litigation.

Item 1A.	Risk Factors

Risk factors are discussed in Part II, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, and Form 10-Q’s for the periods ended September 30, 2008 and December 31, 2008, respectively.

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

Date: May 1, 2009	CONCURRENT COMPUTER CORPORATION

	By:	/s/ Emory O. Berry
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