Form 10-K
period 2009-06-30
CONCURRENT COMPUTER CORP/DE
filed 2009-08-28
CIK 749038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2008 was approximately $29 million based on the closing price of $3.40 of our common stock as reported by the NASDAQ Global Market on December 31, 2008.  There were 8,284,000 shares of common stock outstanding as of August 24, 2009.

Certain portions of the Registrant's Proxy Statement to be used in connection with Registrant's 2009 Annual Meeting of Stockholders scheduled to be held on October 21, 2009 are incorporated by reference in Part III hereof.

Concurrent Computer Corporation
2009 Form 10-K Annual Report

PART I

Certain statements made or incorporated by reference in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the federal securities laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results are discussed below under the heading “Risk Factors”. Our forward-looking statements are based on current expectations and speak only as of the date of such statements. When we use the terms “Concurrent,” “we,” “our,” and “us,” we mean Concurrent Computer Corporation and its subsidiaries.

Item 1. Business.

Overview

We are a provider of software, hardware and services for the video market and the high-performance, real-time market.  Our business is comprised of two segments for financial reporting purposes: products and services.

Our video products consist of hardware and software as well as integration services sold to broadband companies that provide interactive, digital video. These solutions enable broadband providers, mainly cable television systems, to stream video content to their digital subscribers with digital set-top boxes and measure the use and success of the streamed video. Once enabled, subscribers can view and control their video stream at any time with familiar interactive functionality such as fast-forward, rewind, and pause.

Our real-time products consist of Linux® and other real-time operating systems and software development tools combined, in most cases, with off-the-shelf hardware and services sold to a wide variety of companies seeking high-performance, real-time computer solutions. These solutions are typically used in applications requiring low-latency response and determinism such as simulation, image generation, testing, process control and data acquisition. Our real-time products are specially designed for use with applications that acquire, process, store, analyze and display large amounts of rapidly changing information in real time – that is, with microsecond response times as changes occur. Our systems and software support applications in the military, aerospace, financial and automotive markets.

We were incorporated in Delaware in 1981 under the name Massachusetts Computer Company.

As soon as reasonably practicable after filing with the Securities and Exchange Commission (“SEC”), we make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available, free of charge, on our website located at www.ccur.com. We have adopted a code of ethics that is applicable to all employees as well as a code of ethics applicable to our principal executive, financial, and accounting officers. Both of these ethics policies are posted on our website located at www.ccur.com. Copies will be furnished upon written request at the following address: Attn: Secretary, 4375 River Green Parkway, Suite 100, Duluth, Georgia 30096. If we amend or change either code of ethics or grant a waiver under either code, we will disclose these events through our website.

The Video Market

The market for video consumption is changing rapidly as consumers demand flexibility in their viewing options. Fundamental shifts, similar to how digital file delivery dramatically altered how we purchase and listen to music, are occurring in the video market, moving it to a completely on-demand model. With the proliferation of smart devices and digital video recorders (DVRs) as well as content repositories like YouTube or Hulu.com, consumers have more and more choices of how, when and where to watch their favorite programming. Whether content is professionally created or user-generated, viewers are only a few clicks away and are adapting quickly to follow it from channel to channel and screen to screen.

We believe we are positioned to build and deliver the solutions broadband providers require to address this fundamental market shift.  Our 100% commercial off-the-shelf infrastructure enables seamless, multi-platform delivery of video to any device, anytime, over any network.  Concurrent has over a decade of recognized leadership in delivering innovative, Emmy®-winning video solutions like video-on-demand and time-shifted television to broadband markets around the world.  SNL Kagan estimates that in calendar year 2008 U.S. cable subscribers viewed over 6.6 billion on-demand videos, an increase of over 18% from 2007, generating an estimated over $1.2 billion for the U.S. cable operators (SNL Kagan, The State of Home Video, 2008).  Currently, Concurrent has 205 distinct video systems deployed in cable and telecom markets worldwide that represent approximately 21.5 million basic subscribers, up from 125 video systems and 19.6 million basic subscribers at the end of fiscal year 2008.  Our Media Data and Advertising Solutions (MDAS) software provides valuable operational reporting and data collection services and has been deployed in 265 distinct video systems worldwide, servicing over 38 million digital subscribers, a 7% increase compared to last year.

Consumers also want to watch interactive video on their personal computers and mobile devices.  Nielson Online reported that for the month of March 2009, there were over 9.6 billion video streams viewed on the Internet, an increase of 39% over March 2008.  On a per subscriber basis Nielsen reported that Americans watched an average 3 hours per month of on-line video in the first calendar quarter of 2009 compared to 2 hours and 53 minutes in the first calendar quarter of 2008.  Video consumption over the Internet on the personal computer is clearly showing growth.

Mobile video is also growing.  The Nielson Three Screen Report for the first calendar quarter of 2009 reported that 13.4 million Americans watched videos on their mobile devices an increase of over 52% compared to first quarter of the prior year.  The mobile video viewers watched an average of 3.5 hours per user per month (Nielson Three Screen Report).  The usage among teens aged 13-17 averaged 6.5 hours each month while adults aged 22 to 55 watched an average of 3.5 hours of mobile video each month (Nielson Three Screen Report).   Pyramid Research predicts that the global mobile video base will exceed 534 million subscriptions by 2014, equivalent to 8.5% of all mobile subscriptions, up from the current 2.5% level, and will generate over $16 billion in revenue worldwide.

Consumer demand for video across the three screens is growing, yet the business model is still evolving.  In order to address these markets, we believe video solutions need to have the following characteristics:

•
Open.  Video solutions should provide an open integration framework that can be used to enable a wide variety of device independent revenue producing applications across a single network.  This open framework promotes best-of-breed solutions and allows service providers the flexibility to deploy solutions in a wide range of environments.  An open platform also enables the utilization of commercial off the shelf ("COTS") hardware, which reduces the total cost of ownership.

•
Commercial.  Video solutions need to enable commercial grade video to be delivered to consumer devices.  Commercial grade video is of the highest quality, enabling an entertaining and highly reliable video experience.  Commercial quality-of-service features provide the foundation for reliable, revenue-generating video services.

•
Intelligent.  Video solutions need to be intelligent to collect information about subscriber behavior relative to video consumption and leverage this information to enable personalized advertising and interactive applications.  Intelligent ad placement is essential to building new commercial models that will foster the growth of on-demand services such as time shifted television and network based DVR.  This emerging intelligent advertising model is the foundation of the commercialization of video across the television, Internet and mobile environments.

We believe that we are uniquely positioned with open, commercial, intelligent video solutions to address these markets.

The Real-Time Computing Markets

Our real-time products offer unique solutions for a wide-range of applications that require state-of-the-art, time-critical software and hardware technology.  The Linux and other real-time operating systems we provide typically offer high-performance computation and high data throughput with predictable and repeatable responses to time-critical events.  Our real-time products are currently used in host, client-server, embedded and distributed computing solutions.  Applications that utilize our operating systems and development tools include the following:

•
Simulation and Training.  Man-in-the-loop (“MITL”) simulation and hardware-in-the-loop (“HITL”) simulation applications.  MITL applications include training simulators for commercial and military aviation, vehicle operation, mission planning and rehearsal.  HITL solutions are constructed to create accurate simulations to verify hardware designs for applications such as engineering design for power plants, avionics and automotive subsystems.

•
Data Acquisition.  Environmental analysis and display, engine testing, range and telemetry systems, shock and vibration testing, weather satellite data acquisition and forecasting, intelligence data acquisition and analyses, and command and control applications.

•
Image Generation. Image generation requiring scalable, COTS graphics technology for the highest levels of computer-generated image quality and fidelity, compatibility with the latest industry-standard components from leading graphics suppliers and improved customer value versus proprietary solutions.

•
Industrial Process Control.  Plant monitoring and control systems that ensure safety and reliable operation in industrial environments. Examples include gas and oil pipeline supervision, power plant control systems and manufacturing monitoring.

•
Information Technology.  Data processing requires high reliability and time-critical response to user action with minimal interrupt latency such as applications used for stock and bond trading, financial analysis and other financial transaction systems.

Business Strategy

Video Solutions Product Line

Our video strategy is comprised of the following primary initiatives:

•
Television.  We have 130 distinct on-demand video deployments with a wide variety of North American cable operators, up from 81 deployments at the end of last year.  Our primary customers include, in alphabetical order, Bright House Networks, Cogeco, Inc., Cox Communications, Inc., Time Warner, Inc., and Vidéotron Ltée.  We have 44 distinct on-demand video deployments currently, up from 13 last year, in international cable systems including in Portugal by ZON TV Cabo, in South Korea by Broadband Solutions, Inc., in China by Shekou CATV and Beijing Cable and in Japan by Jupiter Telecommunications, Inc., NTT Communications and Wai Wai.  We have been deployed by a number of international telcos, including Telecom Italia, Austria Telecom, Telefonica in Spain, Cyta Telecom in Cypress, Sistema in Russia, Hansanet and Arcor in Germany and Chunghwa Telecom in Taiwan through a reseller agreement with Alcatel-Lucent. We intend to focus on continuing to serve these customers and add to our customer base by providing the product innovations and customer support that these customers need to succeed.  It is our goal to provide the highest quality products and support so that we enable our customers to succeed with their customers.

•
Personal Computers and Mobile Devices.  We intend to extend the capabilities of our video delivery platform to reach beyond the television to personal computers and mobile devices.  We are leveraging our core expertise in delivering commercial grade video and applications to the television to offer a similar experience and quality of service to other devices.  We intend to extend our video solutions so that our current customers and new customers can utilize existing video infrastructure to deliver video to their customers on any device.  We are pursuing a variety of open standards based integration efforts in order to ensure our solutions are compatible with those available from third-party solution providers across the television, personal computer and mobile device domains.  We believe our interoperability efforts will allow our solutions to be quickly and successfully deployed in a wide variety of new and existing environments.

•
Media Data Management and Advertising Solutions.  MDAS has been deployed in 265 distinct cable on-demand systems worldwide, servicing over 38 million digital subscribers.  Our MDAS portfolio provides the media industry with four core segments that are focused on driving revenues or optimizing video operations across multiple screens:

o	Media Data Management Solutions which include world class media data infrastructure services and solutions and media data logistics services.
o	Video operational reporting which includes multi-screen video infrastructure and network health and operations monitoring, optimization, and management services and solutions.
o	Interactive solutions which include interactivity platforms, data management, and advertising across television, mobile, and web domains.
o
Advanced advertising solutions and services which include converged multi-screen campaign management and decision engine platforms based on industry leading technology patents, and business consulting services to broadband companies, advertisers, agencies, and content providers to help them define, plan, price, implement, and execute advanced advertising and targeted campaigns for their constituents.

•
Innovate to Improve the Video Viewing Experience.  We continue to focus on the development of future video technologies to remain a technology leader by improving streaming, storage and content ingest flexibility, asset management, the subscriber’s navigation experience, encryption techniques, time-shifted video applications, business analytics, advertising applications, and functionality across the three screens.

Real-Time Product Line

Our real-time strategy is comprised of the following primary initiatives:

•
Our Real-Time Linux Operating Systems.  The market for multi-core, open software has grown, and we are positioning our RedHawk real-time operating system as a standard, real-time open source operating system.  Additionally, market dynamics are shifting to multi-processor environments with greater per-device processing capabilities, thereby affording us an opportunity to provide our real-time operating system to the embedded device market.

•
Real-Time Operating System Sales on COTS Hardware Platforms.  Our strategy includes offering our RedHawk Linux operating system on our iHawk™ integrated hardware solutions in support of new applications, as well as upgrades to our legacy system platforms. Our iHawk family is a line of COTS, highly configurable, multi-core Intel® Xeon™ and AMD Opteron™ servers available in single, dual, quad, and 8-way processor models, which scale from 2 to 48 processor cores.  We expect that the on-going introduction of a wide range of Intel and AMD-based servers and workstations running our RedHawk Linux operating system will allow us to compete for a broad range of business opportunities.

•
SIMulation Workbench™ and NightStar™ Tools.  We are enhancing and positioning SIMulation Workbench to become an industry standard tool for aerospace and automotive hardware-in-the-loop test applications.  Our NightStar tool suite is a set of software debugging and analysis tools that enable our customers to perform diagnostic tests on the applications they have developed and system tuning for use on our Linux and proprietary real-time operating systems.  This compelling tool set is also available for standard Linux distributions and differentiates our real-time offering from other proprietary and Linux-based real-time offerings.

•
Customized Input/Output (I/O) and Packaging Solutions.  We will continue to leverage our ability to deliver complex, customer-specific, integrated I/O and packaging for simulation and data acquisition applications such as aerospace and automotive test stands and other simulation platforms.

Products and Services

Our products fall into two principal groups, video solutions and real-time systems.  In addition, we provide technical support for our products to our customers.  The percentage of total revenue contributed by our video and our real-time products and service offerings are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Annual Report on Form 10-K.

Video Solutions Products

Our video solutions are typically located within a broadband operator’s network with a small software module residing on the subscriber’s device.  When a subscriber selects a video, a video stream is sent from our video server to the customer’s device over the broadband network.  The consumer selection is typically captured by the back-office software, creating a billing and royalty record.  Our media data and advertising products integrate with video delivery systems provided by us or our competitors and capture information from the video solutions and organize and report that information to the broadband provider.

MediaHawk® Video Platform.  Our MediaHawk 4500 video solutions combine COTS hardware sourced from leading original equipment manufacturers with our own software.  We believe our modular approach provides our customers with the ability to successfully manage initial deployments, expand those deployments, and add new services.  In fiscal year 2009, we shipped over 280 video solutions with streaming capacity in excess of 410,000 standard streams, bringing our total solutions shipped to approximately 4,600 with a capacity of over 1.9 million standard streams.  Our design goal is to provide seamless end-user viewing of the highest quality.  Our video solutions allow broadband companies to automate the movement of content from one storage location to another based upon demand and other network requirements.  We believe this feature enables the most efficient streaming and storage of content.  We have applied for multiple patents to protect the architecture and design of our video platform.

Our video platform includes the following software components:

•
Gatling Resilient Streaming.  Our Gatling Resilient Streaming software enables streaming delivery of content to consumer devices and ensures that there is no interruption in a subscriber’s active session as a result of a component or network link failure.  The MediaHawk solution automatically detects failures and reroutes the data to an alternate server in real-time to ensure seamless video delivery to the subscriber.

•
Resource Manager.  Our resource manager is a software component that establishes the network connection that allows video to be streamed to the home.  The resource manager is designed to route video streams in the most efficient manner available at any given time.

•
MH BOSS.  Our MediaHawk Back Office Software Suite (“MH BOSS”) is our back office business management system composed of a relational database supporting subscriber and provider data management.  The supported applications include customer access management, content distribution management, order management, royalty management, billing interfaces and marketing analysis.

•
Real Time Media.  Our Real Time Media software enables our customers to capture broadcast television programming at the time of broadcast and simultaneously digitally encode, store and propagate the captured programs for future viewing by subscribers.

•
Client.  Our client is a software module with very small memory and processor requirements that resides on each subscriber device, empowering the subscriber to browse and select content with complete interactive control.

•
Web Client. We have developed an HTML-based video-on-demand (“VOD”) navigation system which leverages COTS web-development technologies and standards.  This application allows broadband operators to use standard web-authoring tools to create and brand their own video navigation pages.

Our video solutions are compatible with a wide range of equipment and software employed by broadband companies to deliver digital television service, including digital set-top boxes from Cisco Systems Inc., Motorola, Pioneer, Sony, Pace Micro, Samsung, Humax, and Matsushita and transport topologies such as IP, DSL, Gigabit Ethernet, DVB-ASI, ATM, and 64 and 256 QAM IF or RF.

Media Data and Advertising Solutions.  Our Media Data and Advertising Solutions business is based upon the four core segments that are focused on driving revenues or optimizing video operations across multiple screens.  The four core segments are media data management, video operational reporting, interactivity, and advanced advertising.   Our solutions portfolio is aligned with these segments and includes:

Data SuiteTM.  Data Suite is our data collection solution that is currently deployed at 5 of the top 6 major U.S. cable operators, managing the data of over 38 million subscribers.  It consists of two components:

•
DataSuiteTM Infrastructure Solutions.  This software includes our VOD Data Collection Engine  that supports over 110 vendor interfaces and connectors, and the Central Data Warehouse System, which is used to aggregate, correlate, and organize the data structures, then implement various methodologies to integrate with multiple vendors, solutions, and third parties for reporting and analytics initiatives.

•
DataSuiteTM Logistics Services.  This software includes our services based on our in-house advanced media data management skills and focused resources to deliver end-to-end turnkey data management services to broadband providers. We seek to become the trusted partners to our customers for all their needs in media solutions hosting, data collection, aggregation, auditing, certification, warehousing, and data delivery to third parties.

Once our Data Suite product has captured media data from our customers’ diverse networks, that information can be leveraged, correlated, and interpreted to empower marketing, programming, advertising, and operations teams to seamlessly analyze usage, revenue, and quality of services.  This intelligence provides new ways to compete by quickly identifying opportunities for revenue growth, operational efficiencies, and reduction of subscriber churn.  This information can be utilized by the following modules:

•
DataSuiteTM – VLI.  This new solution is the next generation platform of DataSuite for cross services data solutions. It enables the collection, aggregation, correlation and warehousing of media data across video (V), linear (L), and interactive (I) platforms.

•
Oi™. Oi is the key solution at the core of the Operational Reporting Solutions and services.  It provides operations and engineering teams with crucial insight into service performance and subscriber experience for digital services such as video-on-demand. Oi enables clear and concise summaries of metrics and trends with the ability to apply and track organization-wide targets. Oi Enterprise View offers a simplified and customized roll-up view across multiple markets and regions. It also enables market operational comparisons based on calculated or set averages and tracks inconsistencies in real-time.

•
Xi™.  Xi tools are used to provide customers market-to-market comparison, trending, and correlation analysis on the key performance metrics of interactive services.  Combined with other third party audience measurement reporting services, we believe Xi provides the industry’s most comprehensive insight into the impact of video offerings across multiple locations, platforms, and services.

•
Campaign Director (Ci™).  Ci is a cross mediums and 3-screen enterprise application server and data warehouse system for managing advertising campaigns across single or multiple system networks.  Ci represents our fifth generation of distributed ad campaign management technology for broadband platforms including VOD, interactive, mobile, and web.  The application is SCTE-130 compliant and is made up of two components: the Campaign Director and the Campaign Decision Engine.  Campaign Director is designed to be deployed in a centralized location while Campaign Decision Engines are deployed at each system, feeding information to the Campaign Director.  Ci is built upon Java J2EE Enterprise Java Bean technology, giving it enterprise scalability, reliability and portability to different hardware and operating system platforms.

•
ReportOneTM Template Sets.  ReportOne is a series of template sets to meet the standard demands of the broadband industry, including templates for VOD and long-format advertising.  These templates provide flexible query, filter, sort, grouping, and output of event, content, and subscriber level data from our customers’ interactive systems, supporting all major VOD vendors.  These templates may be used “out-of-the-box” or modified by our customers or ourselves to meet specific business requirements.

Real-Time Products

Our principle real-time products are:

•
RedHawk™.  RedHawk is an industry-standard, POSIX-compliant, real-time Linux operating system.  RedHawk, compatible with the popular Red Hat® Linux distribution, provides high I/O throughput, guaranteed fast response to external events, determinism and optimized interprocess communication.  RedHawk maintains third-party software compatibility with Red Hat Linux, allowing us to take advantage of the full range of third-party software applications that run on Red Hat.  RedHawk achieves real-time performance by means of a multithreaded, fully-preemptable real-time kernel with low-latency enhancements. RedHawk's true symmetric multiprocessing support includes load-balancing, CPU shielding and memory allocation optimization to maximize determinism and real-time performance.  RedHawk is optimized for multi-core environments and supports both 32-bit and 64-bit systems.

•
RedHawk Embedded.  RedHawk Embedded is a version of RedHawk optimized for embedded environments.  RedHawk Embedded is designed for diskless applications and includes the RedHawk Architect tool for configuring, building and optimizing embedded target systems.

•
NightStar™ Tools.  The NightStar development tools allow users to debug and analyze application software running on RedHawk, standard non-real-time Linux distributions such as Red Hat and SUSE, and Concurrent’s PowerMAX OS real-time operating system.

•
SIMulation Workbench.  SIMulation Workbench is a software product that provides a complete real-time modeling environment to develop and execute real-time hardware-in-the-loop simulations.  Its powerful user interface enables convenient configuring, starting, stopping, recording and playback of simulation runs.  SIMulation Workbench provides a solution for customers who develop simulation models using The MathWorks MATLAB® /Simulink® modeling tools. It also provides fast, direct shared-memory access to all parameters and signals needed by a simulation.  SIMulation Workbench’s in-memory design optimizes performance and data conversion speed.  SIMulation Workbench is offered together with iHawk real-time computer systems and data acquisition I/O.

•
iHawk™.  Our iHawk servers, based on the latest Intel Xeon or AMD Opteron technologies, feature our RedHawk Linux real-time operating system and our Real-Time Clock and Interrupt Module.  iHawk multiprocessing systems are extensively deployed in simulation, data acquisition and industrial process control applications, and satisfy scientific and other complex computing requirements. iHawk systems offer integrated solutions to applications requiring customized and complex I/O and signal conditioning including hardware-in-the-loop test stands, vibration analysis platforms and simulation hosts.

•
ImaGen™.  ImaGen is our imaging platform for simulation and modeling applications that require high-performance graphics.  ImaGen visual servers running RedHawk Linux provide multiple channels of state-of-the-art visualization and graphics performance.  High-end image generation, once achievable only on large, costly, dedicated visual systems, is provided by ImaGen servers employing COTS graphics technology.  Typical ImaGen imaging applications include civil and military simulation, mission planning, homeland security, scientific and medical visualization, architectural design and energy exploration.

•
Power Hawk®.  Power Hawk is our family of scalable, real-time UNIX-based Versa Module Eurocard (VME) systems capable of supporting data acquisition, simulation and industrial process control applications.  The Power Hawk line features Motorola PowerPC processors and is available in dual- and quad-processor versions.

•
Model 3200-2000.  The Model 3200-2000 is an upgrade to our legacy Series 3200 family of high-performance proprietary platforms.  Model 3200-2000 provides additional processing power and system throughput required by demanding real-time applications.  Model 3200-2000 runs our proprietary OS/32 real-time operating system.

•	PowerMAX Operating System. The PowerMAX operating system is our highly-deterministic UNIX-based real-time operating system used on our Power Hawk systems.

Services

Customer Support.  We typically offer worldwide hardware and software maintenance and support services for our products.  Services may include installation, integration, training, on-site maintenance, 24x7 telephone support, return-to-factory warranty, depot repair, and software support update service.  A video solution has multiple interface points with other network elements, e.g., transport equipment, subscriber device, conditional access, clients, navigators (electronic program guides), billing systems, content receivers, other applications and back office systems.  Our system engineers are able to integrate these diverse elements, creating seamless video solutions.  Typically, we charge for the services under maintenance agreements after the initial warranty period.  In addition to these basic service and support options, we also offer, for additional fees, software upgrades and additional onsite services, as well as other professional services related to our products.

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

Sales and Marketing

We sell our systems primarily in the U.S. through our direct field sales team supported by consultants and our technical support group and have recently expanded our efforts to work with resellers and distributors worldwide.  As of June 30, 2009, we had 77 employees in our sales and marketing force, which includes sales, sales support, marketing, strategic communications, product-line management, program management, and business development.  Our sales force has significant experience in video solutions and real-time operating systems.  Outside North America, we utilize a direct sales force out of our facilities in France, Germany, Hong Kong, Japan, China and the United Kingdom, augmented by our channel partners (resellers and system integrators).

Customers

We derive revenue from a limited number of customers.  As a result, the loss of, or reduced demand for products or related services from any of our major customers could adversely affect our business, financial condition and results of operations.  Our products are typically manufactured and shipped in the same quarter the purchase order is received.  Accordingly, we do not believe backlog is a meaningful indicator of future level of sales.   Our backlog for real-time systems and video solutions at June 30, 2009 and 2008 totaled $1.5 million and $2.1 million, respectively.  In addition, we had deferred revenue of $8.9 million and $9.5 million at June 30, 2009 and 2008, respectively, which resulted primarily from prepaid maintenance services and shipments of systems where the revenue had not yet been recognized.

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

A significant portion of our video revenue has come from, and is expected to continue to come from, sales to the large broadband companies.  The customers accounting for more than 10% of our total revenue consisted of Cox (19%) and Time Warner (18%) for the fiscal year ended June 30, 2009; Cox (12%) and Time Warner (10%) for the fiscal year ended June 30, 2008; and Cox (19%) and Comcast (11%) for the fiscal year ended June 30, 2007.  No other customer of our video solutions accounted for more than 10% of our total revenue during the last three fiscal years.

Although we sell our real-time products to large customers, the customer base is more diversified than our video solutions business.  No customer accounted for more than 10% of our total revenues during the last three years.

We derive a significant portion of our revenues from the supply of products to U.S. government prime contractors and agencies of the U.S. government.  The supplied systems include configurations from the RedHawk Linux, iHawk, ImaGen, PowerMAXION, Power Hawk, and 3200-2000 product lines, with certain systems incorporating custom enhancements requested by the customer.  We sell these integrated computer systems to prime contractors, including Lockheed-Martin, Boeing, Northrop Grumman, AAI and other Fortune 500 companies.  We also supply spare parts, upgrades, and engineering consulting services and both hardware and software maintenance.  For the fiscal years ended June 30, 2009 and 2008, we recorded $9.4 million and $9.3 million in revenues to U.S. government prime contractors and agencies of the U.S. government, representing 13% of total sales for each period.  Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, failure to exercise options, changes in government policies and the imposition of budgetary constraints.  A loss of government contract revenues could have a material adverse effect on our business, financial condition and results of operations.

New Product Development

We are committed to the development of new technology and rapid innovation in the evolving markets in which we compete.  Research and development costs are expensed when incurred and aggregated $13.8 million, $16.6 million, and $17.6 million in fiscal years 2009, 2008, and 2007, respectively.  See Part II, Management's Discussion and Analysis of Financial Condition and Results of Operations, for explanations of changes in research and development expenses.

Our research and development strategies with respect to our video solutions, based on market demands, are focused on the following:

•
Multi-Screen Delivery.  In order to expand the capabilities of our video solutions to reach beyond the television to personal computers and mobile devices, we are adding support for file formats and delivery methods associated with mobility, web, and high speed data video distribution.  We are also planning to introduce transcoding and transrating features that will allow files to be adapted for delivery over a variety of networks.  To ensure compatibility in multi-screen environments, we are integrating our MediaHawk platform with third-party software and infrastructure components that are required to support delivery to mobile devices and personal computers.

•
Content Management.  We believe that demand for stored content will increase from thousands of hours to over ten thousand hours.  We continue to enhance our systems to intelligently and automatically manage the distribution and lifecycle of stored content, thus increasing the efficiency of our customers’ networks.

•
Time-Shifted Video and Network DVR.  This technology allows the subscriber to pause and rewind video programming, effectively providing “TV on-demand.”  Our Real Time Media products capture, encode, and store broadcast programs for future viewing.  Additionally, our MediaHawk video solutions enable broadband companies to grow streaming, storage, and content capture independently so they can more easily provide time-shifted video from within their network.

•
Media Data Management.  We believe understanding what consumers watch, when they watch and how they watch television is essential to the broadband providers, content owners, advertisers, and ad agencies.  We are developing our MDAS products so they can provide this information, thereby, replacing services that currently project or estimate consumer activity with small samplings.

•
Interactive and Targeted Advertising.  Interactive long format advertising has already been deployed by numerous customers.  Targeted advertising technology will allow our video solutions to insert different television commercials into the video streams for different consumers.  This technology will allow the advertiser to closely “target” product advertisements to consumers most likely to buy, rather than broadcasting the same advertisements to everyone.  These products are currently involved in undisclosed lab tests.

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

Our research and development strategies with respect to our real-time products, based on market demands, are focused on the following:

•
RedHawk Linux.  We are enhancing our RedHawk Linux real-time operating system to provide increased determinism for time-critical applications.  We also plan to continue development of RedHawk Embedded for embedded computing environments.  RedHawk will continue to track the latest Linux enhancement and kernel versions.

•
iHawk. We will continue to offer iHawk multiprocessor systems based on the latest Intel and AMD processor technology and state-of-the-art packaging.  These systems will be available in 2 to 48 core configurations and will include support for new Intel and AMD multi-core technology as it is released.

•	SIMulation Workbench. We are enhancing SIMulation Workbench with new features and support for additional I/O cards as needed by our customers for hardware-in-the-loop testing applications.

•
Image Generation.  ImaGen is our imaging platform for simulation and modeling applications that require high-performance image generation.  We plan to continue to introduce ImaGen multi-channel visual servers featuring the latest NVIDIA and AMD/ATI graphics cards.

•
NightStar Tools.  The NightStar tool kit is our powerful, integrated set of graphics-based tools for developing time-critical applications.  We plan to introduce new features to NightStar to improve debugging efficiency and performance in multi-core and multiprocessing environments.

Competition

Our video solutions and real-time products are sold into highly-competitive environments, driven by rapid technological innovation.  Both product groups compete based upon features, reliability, scalability, service, and price.  Due in part to the range of performance and applications capabilities of our products, we compete in various markets against a number of companies.

The major competitors of our video solutions currently include the following:  Arris Group Inc., Cisco Systems, Inc., Edgeware, Harmonic Inc., Motorola, Inc., and SeaChange International, Inc.  We believe that we and SeaChange International Inc. are the leaders in the North American cable and international VOD markets based on the number of subscribers in the markets served.  Typically, in opportunities for our MDAS products, we compete against in-house development or customer offerings from consulting entities such as Accenture.

Our real-time product line competes with a number of companies.  We categorized our major competitors as follows:

•	Computer companies that provide solutions for applications that address specific performance characteristics, such as high-performance image generation, including Quantum3D and Rockwell Collins;

•	Companies providing competitive Linux and other real-time operating systems or tools for optimizing systems, including Red Hat, Novell, MontaVista, LynuxWorks and Wind River;

•	Companies involved in hardware-in-the-loop and data acquisition including dSpace and ADI Corporation; and

•	Customers who may choose to integrate their own in-house real-time solutions using COTS hardware and open-source Linux operating systems and tools.

Additional competitors with significant market presence and financial resources, including computer hardware and software companies, content providers and television equipment manufacturers, including digital set-top-box manufacturers, may enter our markets, thereby further intensifying competition.  Potential future competitors may also include one or more of the parties with whom we currently have a strategic relationship.  Although we have proprietary rights with respect to much of the technology incorporated in our video solutions and real-time systems, our strategic partners have not agreed to refrain from competing against us. Increased competition could result in price reductions that would adversely affect our business, financial condition and results of operations. Many of our current and potential future competitors have significantly greater financial, technical, sales, marketing and other resources than us, and greater brand name recognition.  In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our markets.

Intellectual Property

We rely on a combination of contracts and copyright, trademark, patent and trade secret laws to establish and protect our proprietary rights in our technology.  We distribute our products under software license agreements that typically grant customers perpetual licenses to our products, which contain various provisions protecting our ownership and confidentiality of the licensed technology.  The source code of our products is protected as a trade secret and as an unpublished copyright work.  However, some of our products utilize open source that provides limited copyright protection.  In addition, in certain instances, we license our products under licenses that give licensees limited access to the source code of certain of our products, particularly in connection with our strategic alliances.

Despite the precautions we have taken, there can be no assurance that our products or technology will not be copied or otherwise obtained and used without authorization.  In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries and with respect to open source code utilized in certain of our products.  We believe that, due to the rapid pace of innovation within our industry, factors such as the technological and creative skills of our personnel are more important in establishing and maintaining a technology leadership position within the industry than are the various legal protections for our technology.

We own three U.S. patents and multiple foreign counterparts covering targeted advertising across any type of network.  These U.S. patents are Nos. 5,931,901; 6,038,591; and 6,161,142.  In addition, these U.S. patents have foreign counter-parts issued in various foreign jurisdictions.  Additionally, we have patent applications pending in the United States and abroad.  We have also obtained a patent license to a patent portfolio (13 patents, 29 patent applications, and all additions, divisionals, continuations, continuations-in-part, extensions, reissues, and foreign counterparts thereof) which is now owned by Alcatel-Lucent.  These patents cover multiple interactive television, targeted advertising, and on-demand technologies.  The portfolio includes U.S. Patent Nos. 5,623,595 and 5,805,804 (“Subject Patents”).  Although our license from Alcatel-Lucent to the Subject Patents does not, on its face, terminate upon a merger, acquisition, or change in control of Concurrent, a November 2000 agreement regarding the Subject Patents entered into by Thirdspace Living Limited, the owner of the Subject Patents prior to Alcatel-Lucent, may have the effect of terminating our license to the Subject Patents upon a merger or acquisition that results in a change in control of Concurrent.  As a result, on September 28, 2007, Concurrent obtained a separate Patent License to the Subject Patents from Broadband Royalty Corporation (“BBR”), with assurances from its parent company, C-COR Incorporated.  BBR co-owns the Subject Patents with Alcatel-Lucent.  This separate Patent License eliminates transferability concerns regarding our license to the Subject Patents.  The Patent License provides a license to the Subject Patents that may be transferred to an acquirer of Concurrent or Concurrent’s video streaming business, so long as the acquirer has not been formally identified as an actual or potential Alcatel-Lucent licensee.

We have entered into licensing agreements with several third-party software developers and suppliers.  Generally, such agreements grant us non-exclusive, worldwide licenses with respect to certain software provided as part of computers and systems we market and terminate on varying dates.

Suppliers

We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms.  These components include systems, system boards, memory, CPUs, mother boards, storage devices, software, and chassis.  We purchase product components from the following single suppliers: Dell, Xyratex, Qlogic, STEC, Curtis-Wright, Oracle, Kardios, KMA Systems, Supermicro, GE Fanuc, Data Device Corporation, Myricom, Pentair, and North Atlantic Industries.  In most cases, comparable products are available from other sources, but would require significant reengineering to conform to our system specifications.  Single-source suppliers accounting for 10% or more of these purchases were Xyratex (22%), Dell (16%) and Bell Micro Products (16%) for the fiscal year ended June 30, 2009.  For the fiscal year ended June 30, 2008, Xyratex accounted for 25%, Dell accounted for 21% and Bell Micro Products accounted for 15%.

Seasonality

We have experienced variations in revenue, expenses and operating results from quarter to quarter, and it is probable that these variations will continue.  We believe that fluctuations in the number of orders for our video solutions being placed from quarter to quarter are principally attributable to the buying patterns and budgeting cycles of broadband companies.  We believe that orders for real-time products are dictated by buying cycles of the government and large government contractors.  In addition, for both product lines, orders are often not finalized until the end of a quarter.  We do not believe seasonality is a significant factor at this time.

Governmental Regulation

We are subject to various international, U.S. federal, state and local laws affecting our business.  Any finding that we have been or are in noncompliance with such laws could result in, among other things, governmental penalties.  Further, changes in existing laws or new laws may adversely affect our business.

In connection with orders from the U.S. federal government and government contractors, we are in some circumstances subject to the U.S. federal government procurement regulations that may provide the buyer with the right to audit and review our performance, as well as our compliance with applicable laws and regulations. In addition, our business is subject to government regulation based on the products we sell that may be subject to government requirements, such as obtaining an export license or an end-use certificate from the buyer, in certain circumstances. In the United States, these requirements include, among others, the U.S. Export Administration Regulations, International Traffic in Arms Regulations and the economic sanctions and embargo laws enforced by the Office of Foreign Assets Control Regulations. If a government audit uncovers improper or illegal activities, or if we are alleged to have violated any laws or regulations governing the products we sell under our government contracts, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies.

Recently, several countries where our systems are shipped have adopted rules and regulations governing the labeling of computer hardware which apply to our products.  Specifically, we must comply with the Waste of Electronic and Electrical Equipment (WEEE) and Restriction of Hazardous Substances Directive (RoHS) enacted in the European Union and the Ministry of Information Order No. 39 in China.

The television industry is subject to extensive regulation in the United States and other countries.  Our video solutions business is dependent upon the continued growth of the digital television industry in the United States and internationally.  Broadband companies are subject to extensive government regulation by the Federal Communications Commission (“FCC”) and other federal and state regulatory agencies.  Recently, the FCC has attempted to expand its regulation of the cable industry pursuant to the Cable Communications Policy Act of 1984 (the “1984 Cable Act”), which amended the Communications Act of 1934. The 1984 Cable Act established policies in the areas of ownership, channel usage, franchise provisions and renewals, subscriber rates and privacy, obscenity and lockboxes, unauthorized reception of services, equal employment opportunity, and pole attachments. The 1984 Cable Act also defined jurisdictional boundaries among federal, state and local authorities for regulating cable television systems which, among other provisions, allow for expanded regulatory powers when domestic cable penetration exceeds a threshold of 70% of all U.S. households.  Additional regulations could have the effect of limiting capital expenditures by broadband companies and thus could have a material adverse effect on our business, financial condition and results of operations.  The enactment by federal, state or international governments of new laws or regulations could adversely affect our broadband customers, and thereby materially adversely affect our business, financial condition and results of operations.

Environmental Matters

We purchase, use, and arrange for certified disposal of chemicals used in the manufacturing process at our Pompano Beach, Florida facility.  As a result, we are subject to federal and state environmental protection and community right-to-know laws.  Additionally, we export our products around the world where there are additional environmental regulations.  These laws could have the effect of limiting our capital expenditures and thus could have a material adverse effect on our business, financial condition and results of operations.  Violations of such laws can result in the imposition of substantial remediation costs and penalties.  We believe we are in compliance with all material environmental laws and regulations.

Employees

As of June 30, 2009, we had 295 employees worldwide.  Of these employees, 238 were located in the United States and 57 were located internationally.  Our employees are not unionized.

Financial Information About Foreign And Domestic Operations And Export Sales

A summary of net sales (consolidated net sales reflects sales to unaffiliated customers) attributable to our foreign and domestic operations for the fiscal years ended June 30, 2009, 2008, and 2007 is presented in Note 10 to the consolidated financial statements included herein.

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

The risk factors below contain forward-looking statements regarding Concurrent.  Actual results could differ materially from those set forth in the forward-looking statements.  See “Cautionary Statements Regarding Forward-Looking Statements” on page 39.

Risks Related to Our Business

Continuing uncertainties in the domestic and global economies may reduce demand for our products and services.

The continuing recession in the domestic and global economy may negatively affect our operating results.  The uncertainty in economic conditions in many of our markets may have an affect on demand for our products and render budgeting and forecasting difficult. The difficulty in forecasting demand increases the difficulty in anticipating our inventory requirements, which may cause us to over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, affecting our ability to meet customer requirements.

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

For the fiscal year ended June 30, 2009, Cox and Time Warner accounted for approximately 19% and 18% of our total revenues, respectively, and approximately 30% and 28% of our video solutions revenue, respectively.  For the fiscal year ended June 30, 2008, Cox and Time Warner accounted for approximately 12% and 10% of our total revenues, respectively, and 21% and 18% of our video solutions revenues, respectively.  If we are unsuccessful in maintaining and expanding key relationships with these and other existing customers or if these customers purchasing levels are reduced, our business will be materially adversely affected.  Further, if we are unsuccessful in establishing relationships with other large companies or experience problems in any of our systems, our ability to attract new customers and sell additional products to existing customers will be materially adversely affected.

Our broadband customers sometimes swap sites or purchase sites from other broadband customers.  If we already have products deployed at a swapped site, the new owner may replace our products or discontinue maintenance with respect to such site.  Alternatively, forecasted revenues could be negatively impacted because the new owner of the site may not need to purchase products from us due to their existing agreement with us.

Due to our limited customer base and the relative size of each customer compared to Concurrent, our customers may make unreasonable and extensive demands upon our business.  Such demands may include contractual service and product obligations on unfavorable terms, including reduced pricing.  In addition, our failure to adequately perform under these contracts could result in liquidated damages.  The payment of any liquidated damages or failure to meet our customers’ expectations could substantially harm our future business prospects.

We typically do not have written agreements that require customers to purchase fixed minimum quantities of our products.  Our sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers’ budgets for capital expenditures and new product introductions.  Further, such expenditures may be reduced, delayed or cancelled as a result of the continuing global economic slowdown on each of these customers’ businesses.

We are transforming the video business and seeking to broaden from cable- and IPTV-based VOD solutions to video-to-any-screen.  The transformation will require additional resources, especially in research and development, and will require us to develop and sell new products to new customers.  A failure to transition the business will be costly.

Our video expertise for the last ten years has been focused on the VOD market.  Although we have been successful in VOD, we recognize it is a relatively small market, as such, we plan to transition the business to serve video to all devices.  In order to accomplish this transformation, we have rolled-out a new strategic plan and we have begun executing against that plan.  We are currently investing in research and development resources to develop the products necessary to serve these new markets.  We have also invested in new business development professionals to help us sell our existing and new products to a wide customer set.  We believe that these steps are necessary, but they are expensive.  We are making these investments in a challenging macro-economic environment and may be unable to develop or sell any new marketable products.   If we are not successful in establishing new products and new customers, we will have expended considerable effort and capital to transition the business and will not have received any economic benefit.

We utilize open source software, which could enable our customers or competitors to gain access to our source code and distribute it without paying any license fee to us.

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

We incurred net losses of $12.2, $9.3, $7.7 and $5.7 million in fiscal years ended June 30, 2007, 2006, 2005, and 2004, respectively.  We incurred a $14.5 million net loss in fiscal 2009, which included a one time $17.1 million non-cash impairment of intangibles.  As of June 30, 2009, we had an accumulated deficit of approximately $172.0 million.  We may incur additional net losses in the future.

We rely on a combination of contracts and copyright, trademark, patent and trade secret laws to establish and protect our proprietary rights in our technology.  If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur expenses to enforce our rights.  Our business could also be adversely affected if we are found to infringe on the intellectual property of others.

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

Any litigation or claims brought against us, whether or not valid, could result in substantial costs and diversion of our resources.  Intellectual property litigation or claims brought against us could force us to do one or more of the following:

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

In addition, we may initiate claims or litigation against third parties in the future for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors.  These claims could result in costly litigation and the diversion of our technical and management personnel and there can be no guarantee of success in any such action.  As a result, our operating results could suffer and our financial condition could be harmed.

The markets in which we operate are highly competitive, and we may be unable to compete successfully against our current and future competitors, which would adversely affect our business.

The markets for video solutions and real-time products are extremely competitive.  Our primary on-demand competitor, SeaChange International, Inc., is well funded and has been successful in the VOD market.  Additionally, some smaller competitors have been acquired by larger public companies with an established presence in the industry.  Further, as we expand our product offerings to additional delivery devices, we encounter a different set of competitors for each new product line.  This intense competition has negatively impacted our VOD revenues and may severely impact our success and ability to earn additional revenue through expanding our video solutions offerings.

The market for our real-time products is ever changing.  Although we currently enjoy a leadership position in high-performance, highly deterministic computing solutions, a number of well-funded competitors such as Novell, Oracle, IBM, and Red Hat could displace us.  As demand shifts, we may be unable to adequately respond to customer demands or technology changes.  There may be new entrants into the real-time market with better, more appropriate products.  We may also experience decreasing prices for our products and services due to competition, the purchasing leverage of our customers and other factors.

A list of the competitors we face in both of our markets and a categorization of our competitors is included under the Competition heading in the Business section in this Annual Report on Form 10-K for the year ended June 30, 2009.

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

We cannot guarantee that existing or future strategic partners will not pursue alternative technologies or develop alternative products in addition to or in lieu of our technology, either on their own or in collaboration with others, including our competitors.  These alternative technologies or products may be in direct competition with our technologies or products and may significantly erode the benefit of our strategic relationships and adversely affect our business, financial condition and results of operations.

We have a significant base of deployed video solutions products that our customers, over time, may decide to swap for products from other companies.

Although the VOD market is evolving in the view of most subscribers, a significant number of our on-demand products have been deployed for several years and may be replaced with newer products.  When our customers evaluate replacing those older products, they may choose to try a different vendor.  If that were to occur, we would lose future revenue opportunities from expansion as well as maintenance.

A loss of our government contracts and/or orders would have a material adverse effect on our business.

We derive a significant portion of our real-time revenues from the supply of systems under government contracts and/or orders.  For the fiscal year ended June 30, 2009, we recorded $9.4 million in sales to U.S. government prime contractors and agencies of the U.S. government, up $0.1 million, or 2% from the year ended June 30, 2008.  These sales represent approximately 13% of our total sales in both the fiscal year ended June 30, 2008 and 2009, respectively.  Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, changes in governmental policies or regulations which could significantly increase the cost of doing business with the government and the imposition of budgetary constraints.  A loss of government contract revenues would have a material adverse effect on our business, results of operations and financial condition.

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

We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms.  These components include systems, system boards, memory, CPUs, mother boards, storage devices, software, and chassis.  We purchase product components from the following single suppliers: Dell, Xyratex, Qlogic, STEC, Curtis-Wright, Oracle, Kardios, KMA Systems, Supermicro, GE Fanuc, Data Device Corporation, Myricom, Pentair, and North Atlantic Industries.  In most cases, comparable products are available from other sources but would require significant reengineering to conform to our system specifications.  Single-source suppliers accounting for 10% or more of these purchases were Xyratex (22%), Dell (16%) and Bell Micro Products (16%) for the fiscal year ended June 30, 2009.  For the fiscal year ended June 30, 2008, Xyratex (25%), Dell (21%) and Bell Micro Products (15%) were the only suppliers that accounted for more than 10% of Concurrent’s purchases.

Our reliance on single suppliers entails a number of risks, including the possibility of defective parts, a shortage of components, increase in components costs, and reduced control over delivery schedules.  Any of these events could adversely affect our business, results of operations and financial condition. We estimate that a lead-time of 16-24 weeks may be necessary to switch to an alternative supplier of certain custom application specific integrated circuit and printed circuit assemblies.  A change in the supplier of these components, without the appropriate lead-time, could result in a material delay in shipments by us of certain products.  Where alternative sources are available, qualification of the alternative suppliers and establishment of reliable supplies of components from such sources may also result in delays.  Shipping delays may also result in a delay in revenue recognition, possibly outside the fiscal year period originally planned, and, as a result, may adversely affect our financial results for that particular period.

We provide maintenance for a large number of legacy systems owned by customers in the real-time market.

A large percentage of the services we provide is to customers who run our legacy hardware and systems.  Over time, these systems will be replaced and the customers may not choose to purchase replacement systems from us.   In such a case, our service revenue will be materially negatively impacted.

Sales by our international subsidiaries accounted for approximately 23%, 25%, 26%, 27% and 29% of our revenue in fiscal years 2009, 2008, 2007, 2006 and 2005, respectively.  Accordingly, our business is susceptible to numerous risks associated with international operations.  Further, sales by our U.S. operation to international customers range from 8% to 12% of total revenue per year.

We are subject to a number of risks associated with international business activities that could increase our costs, lengthen our sales cycle and require significant management attention.  These risks include:

•	compliance with, and unexpected changes in, regulatory requirements resulting in unanticipated costs and delays;

•	difficulties in compliance with export and re-export regulations governing U.S. goods and goods from our international subsidiaries;

•	lack of availability of trained personnel in international locations;

•	tariffs, export controls and other trade barriers;

•	longer accounts receivable payment cycles than in the United States;

•	potential difficulty of enforcing agreements and collecting receivables in some foreign legal systems;

•	potential difficulty in enforcing intellectual property rights in certain foreign countries;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	the burdens of complying with a wide variety of foreign laws;

•	general economic and political conditions in international markets; and

•	currency exchange rate fluctuations.

Product failures or interruptions could cause delays in shipments, require design modifications or field replacement, which may have a negative impact on our business and damage our reputation and customer relationships.

Product failures may adversely affect our business, financial condition and results of operations.  Despite our own testing and testing by current and potential customers, all errors or failures may not be found in our products prior to being deployed or, if discovered, successfully corrected in a timely manner. These errors or failures could cause delays in product introductions and shipments or require design modifications that could adversely affect our competitive position.  Further, some errors may not be detected until the systems are deployed.  In such a case, we may have to undertake substantial field replacement programs to correct the problem.  Our reputation may also suffer if our customers view our products as unreliable, whether based on actual or perceived errors or failures in our products.

In addition, a defect, error or performance problem with our video products could cause our customers’ VOD offerings to fail for a period of time or be degraded.  Any such failure would cause customer service and public relations problems for our customers.  As a result, we could experience delayed or lost revenue due to adverse customer reaction, negative publicity regarding us and our products and services and claims for substantial damages against us, regardless of our responsibility for such failure.  Any claim could be expensive and require us to spend a significant amount of resources.  In circumstances where third party technology incorporated with or in our systems includes a defect, error or performance problem or fails for any reason, we may have to replace such third party technology at our expense and be responsible to our customers for their corresponding claims.  Such tasks could be expensive and could require us to spend a significant amount of resources.

Trends in our business may cause our quarterly operating results to fluctuate; therefore, period-to-period comparisons of our operating results may not necessarily be meaningful.

We have experienced significant variations in the revenue, expenses and operating results from quarter to quarter in our business, and it is possible that these variations will continue.  We believe that fluctuations in the number of orders for our products being placed from quarter to quarter are principally attributable to the buying patterns and budgeting cycles of our customers.  In addition, sales cycles associated with the purchase of many of our producers are typically lengthy and orders are often not finalized until the end of a quarter.  As a result, our results of operations have fluctuated in the past and will likely continue to fluctuate in accordance with this purchasing activity.  Therefore, period-to-period comparisons of our operating results may not necessarily be meaningful.  In addition, because these factors are difficult for us to forecast, our business, financial condition and results of operations for one quarter or a series of quarters may be adversely affected and below the expectations of securities analysts and investors, which could result in material declines of our stock price.

The video opportunities beyond the North American cable VOD market, such as video over telco networks, IP networks and international cable network markets may not develop or may not be substantial to Concurrent.

If there is limited adoption of video over telco, IP and international cable networks or if we fail to participate in these new markets, we may not be able to broaden our customer base and expand revenues.  We have little commercial experience in these markets and cannot assure that we can be successful.  Our failure to do so could materially adversely affect our business, financial condition and results of operations.

The introduction of broadband Internet video services for televisions may gain traction, thus replacing current VOD services and causing a negative impact on Concurrent’s on-demand revenue.

We believe a number of well-funded companies such as Amazon, Apple, Blockbuster, Google, Netflix, and Yahoo are capable of delivering broadband Internet video services for home television viewing.  If these products are developed, successfully deployed and embraced by consumers, our customers may discontinue purchases of our video products.

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

We could be exposed to legal liability if our products were used to violate copyright laws.

Our products enable recording, storing, and delivering video over commercial broadband networks.  Thus, our customers could use our products without first obtaining permission from content owners to record and deliver copyrighted video.  In such a situation, we could face liability in that our products enabled or assisted in breaching copyright laws.

As our products age, we may not be able to purchase necessary parts to support legacy systems currently deployed or to be deployed.

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

All of our facilities are, from time to time, subject to severe weather that could result in a temporary shut-down of the impacted facility.  However, our Pompano Beach, Florida facility is located in south Florida where there have been a number of hurricanes in recent years.  A hurricane could shut-down the Pompano Beach facility for extended periods thereby making it impossible for us to manufacture and ship products since all of our products are shipped out of that facility.  Further, an extended shut-down could slow the release of software products for our real-time business since almost all the developers for those products are located at that facility.

Our capital varies from quarter to quarter and year to year.  In the future, we may need to raise additional capital.  This capital may not be available on acceptable terms, if at all.  If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements.

Our working capital declined from $43.5 million on June 30, 2002 to $17.4 million on June 30, 2006 and was $29.7 million on June 30, 2009, after giving effect to a private placement in May of 2007 that generated net proceeds of approximately $12.6 million.  If our revenue does not increase and stabilize in future periods, we will continue to use cash from operating activities, which will cause working capital to further decline. If these losses continue, we may be forced to take extreme measures to continue the business, such as raising additional funds through an offering of stock at discounted prices, employee reductions, re-capitalization or reorganization transactions at undesirable prices, incurring significant debt at above market rates, or seeking bankruptcy protection.

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

Risks Related to Our Industries

The success of our business is dependent upon the success of our three-screen strategy and the growth in the video delivery market, which may not grow as we expect.  Any failure by the market to accept and adopt video delivery in a way that aligns with our stated strategy will have a material adverse effect on our business.

We believe that the business model that will support widespread multi-screen adoption of video delivery is still evolving.  The potential size of the market and timing of market development is uncertain.  We believe our success in these new markets will also depend on the adoption of an advertising based business model by key industry participants and our ability to offer the mix of products that allow these participants to introduce offerings which will support that model.

The success of our business is dependent on the availability of, and the distribution of many forms of content, including movies, programs and other content.  If sufficient video content is not available on a timely basis, our video business will be adversely affected.

The success of our video business is largely dependent on the availability of a wide variety and substantial number of movies, subscription based content from providers such as HBO, Showtime, and Starz Encore, specialty programs and other material, which we refer to as “content,” in digital format.  We do not provide digital content.  Therefore, the future success of our video business is dependent in part on content providers, such as traditional media and entertainment companies, providing significant content.

In addition, we believe that the success of our video business will depend, in part, on the timing of the content distribution window.  The distribution window is the time period during which different mediums, such as home video rental businesses, receive and have exclusive rights to distribute content.  Currently, video rental businesses have an advantage of receiving motion picture releases on an exclusive basis before most other forms of non-theatrical content distribution.  The average length of the exclusive distribution window for movie rental businesses is 31 days for domestic video stores.  Thereafter, content is made sequentially available to various video distribution channels.  We believe the success of video distribution will depend in part on content being available for distribution either simultaneously with, or shortly after, they are available for video rental distribution.    Given the size of the home video rental industry, the studios have a significant interest in maintaining the distribution window.  Although the distribution window has been reduced over the last few years, we cannot assure that favorable changes, if any, will continue.

We believe all of the major studios have entered into agreements with certain broadband companies and content aggregators to provide content distribution through VOD.  However, these agreements are subject to change.  If studios fail to reach agreements regarding content or cancel existing agreements, our customers could delay or cancel on-demand system orders, which would adversely affect our on-demand business.

Our business is subject to governmental regulation.  Any finding that we have been or are currently in noncompliance with such laws could result in, among other things, governmental penalties or class action lawsuits.  Further, changes in existing laws or new laws may adversely affect our business.

We are subject to various international, U.S. federal, state and local laws affecting our on-demand and real-time product lines.  The television industry is subject to extensive regulation in the United States and other countries.  Our on-demand revenue is dependent upon the continued growth of the digital television industry in the United States and internationally.  Broadband companies are subject to extensive government regulation by the FCC and other federal and state regulatory agencies.  Recently, the FCC has attempted to expand its regulation of the cable industry pursuant to the 1984 Cable Act, which amended the Communications Act of 1934. The 1984 Cable Act established policies in the areas of ownership, channel usage, franchise provisions and renewals, subscriber rates and privacy, obscenity and lockboxes, unauthorized reception of services, equal employment opportunity, and pole attachments. The 1984 Cable Act also defined jurisdictional boundaries among federal, state and local authorities for regulating cable television systems which, among other provisions, allow for expanded regulatory powers when domestic cable penetration exceeds a threshold of 70% of U.S. households.  Additional regulations could have the effect of limiting capital expenditures by broadband companies and thus could have a material adverse effect on our business, financial condition and results of operations.  If we were found to be, or believed to be non-compliant with privacy laws, we could face substantial exposure to government fines or privacy litigation.  This risk is especially important for our Media Data and Advertising Solutions since these products monitor set-top-box functions that could be impacted by privacy law protections. Additionally, regulations could have the effect of limiting capital expenditures by broadband companies and thus could have a material adverse effect on our business, financial condition and results of operations.  The enactment by federal, state or international governments of new laws or regulations could adversely affect our broadband customers, and thereby materially adversely affect our business, financial condition and results of operations.  Our real-time revenue is also subject to strict government regulation as the result of the government work we do.  The regulations deal with security clearances, privacy, employment practices, pricing, purchasing, intellectual property and integrity.  If we were ever found in violation or if out of tolerance, our production and resultant revenues could be halted or significantly delayed.

We may be subject to liability if private information supplied to our customers, including broadband companies, is misused.

Our video solutions allow broadband companies to collect and store data that many viewers may consider confidential.  Unauthorized access or use of this information could result in liability to our customers, and potentially us, and might deter potential on-demand viewers.  We have no control over the policy of our customers with respect to the access to this data and the release of this data to third parties.

We cannot guarantee that our products and services will keep pace with technological developments and emerging industry standards, address the changing needs of our customers or achieve market acceptance, any of which could materially adversely affect our business.

The markets for our products are characterized by rapidly changing technology, evolving industry standards and new product introductions and enhancements.  There can be no assurance that we will be successful in enhancing our current and planned video solutions and real-time products or developing, manufacturing and marketing new products that satisfy customer needs or achieve market acceptance.  In addition, services, products or technologies developed by others may render one or more of our products or technologies uncompetitive, unmarketable or obsolete.  Future technological advances in the real-time, television and video industries may result in the availability of new products and services that could compete with our solutions or reduce the cost of existing products or services.  Our future success will depend on our ability to continue to enhance our existing products, including development of new applications for our technology, and to develop and introduce new products to meet and adapt to changing customer requirements and emerging technologies.  Further, announcements of currently planned or other new product offerings by our competitors may cause customers to defer purchase decisions or to fail to purchase our existing solutions.  Our failure to respond to rapidly changing technologies could adversely affect our business, financial condition and results of operations.

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

Our common stock is traded on the NASDAQ Global Market.  For the twelve months ended June 30, 2009, the high and low prices reported on the NASDAQ Global Market were $8.24 and $2.63, respectively.  Further, as of August 24, 2009, the closing price as reported on the NASDAQ Global Market was $5.27.  The market price of our common stock may fluctuate significantly in the future in response to various factors, some of which are beyond our control, including, among others:

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal facilities as of June 30, 2009, are listed below.  All of the principal facilities are leased.  Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

Location	Principal Use	Expiration Date Of Lease	Approx. Floor Area
			(Sq. Feet)

4375 River Green Parkway Suite 100 Duluth, Georgia 30096	Corporate Headquarters, Administration, Research & Development, Service, Sales and Marketing	December 2015	36,600

2881 Gateway Drive Pompano Beach, Florida 33069	Administration, Research & Development, Manufacturing, Service, Sales and Marketing	December 2013	30,000

6001 Cochran Road, Suite 300 Solon, OH 44139	Media Data and Advertising Solutions Research & Development, and Support	May 2010	10,000

In addition to the facilities listed above, we also lease space in various domestic and international industrial centers for use as sales and service offices and warehousing.

Item 3. Legal Proceedings.

We are not presently involved in any material litigation.

Item X. Officers of the Registrant.

Our officers are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal.  Set forth below are the names, positions, and ages of executive officers as of August 28, 2009:

Name	Position	Age

Dan Mondor	President, Chief Executive Officer, and Director	54
Kirk L. Somers	Executive Vice President, General Counsel, and Corporate Secretary	44
Emory O. Berry	Chief Financial Officer and Executive Vice President of Operations	43

Dan Mondor, President, Chief Executive Officer, and Director.  Mr. Mondor joined Concurrent as Chief Executive Officer and Director on April 23, 2008.  Mr. Mondor has over 30 years of industry experience with leading global corporations in general management, sales, marketing and strategic planning.  Prior to joining Concurrent, Mr. Mondor held a number of senior executive positions with Mitel Networks, Inc., Nortel Networks, Inc. and Siemens Corporation.  Most recently he was president of Mitel Networks, Inc. with responsibility for Mitel’s U.S. region.  Prior to joining Mitel, he was vice president of Solutions at Nortel and has held a number of senior executive positions during his 16 year career at Nortel. He was with Siemens AG from 1984 to 1990 and began his career with Bell-Northern Research.  Mr. Mondor has a Masters of Engineering from the University of Ottawa and a BS in Electrical Engineering from the University of Manitoba.

Kirk L. Somers, Executive Vice President, General Counsel, and Corporate Secretary.  Mr. Somers has served as Executive Vice President since February 2007.  He served as the Company’s General Counsel from November 2001 to February 2007 and was appointed Secretary in August 2004.  He was made a vice president and placed in charge of Investor Relations in January 2005.  Immediately prior to joining Concurrent, from December 1998 to November 2001, Mr. Somers was the Assistant General Counsel for a company within divine, inc. (f.k.a. eshare communication, Inc.), a developer and marketer of enterprise interactive management solutions, where he was responsible for corporate-wide development and enforcement of the company’s intellectual property portfolio as well as commercial contracts and other corporate matters.  From December 1995 to December 1998, Mr. Somers was a partner in the law firm of Marshall & Melhorn in Toledo, Ohio practicing in the area of litigation.  Prior to that, he was a JAG in the USAF.

Emory O. Berry, Chief Financial Officer and Executive Vice President of Operations.  On August 1, 2008, we hired Mr. Berry as our Chief Financial Officer and Executive Vice President of Operations.  Mr. Berry had been serving as the Company’s Chief Financial Officer through the financial management staffing firm TechCFO, LLC (“TechCFO”) since March 9, 2007.  Mr. Berry was an active partner at TechCFO from August 2006 to August 2008.  Beginning in August 1999, Mr. Berry served as the Chief Financial Officer of DVT Corporation, until its acquisition in May 2005 by Cognex Corporation, a publicly traded provider of machine vision systems.  From May 2005 through January 2007, Mr. Berry assisted Cognex with the financial and operational integration of DVT as a consultant.  From June 1998 through March 1999, Mr. Berry served as Chief Financial Officer and Treasurer of Firearms Training Systems, formally, a publicly traded company specializing in simulated weapons training systems.  Mr. Berry also served as the Director of Corporate Accounting of Firearms Training Systems from March 1997 through June 1998.  He is a certified public accountant.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is currently traded under the symbol “CCUR” on the NASDAQ Global Market.  The following table sets forth the high and low sale for our Common Stock for the periods indicated, as reported by the NASDAQ Global Market.

Fiscal Year 2009
Quarter Ended:	High	Low

September 30, 2008	$8.24	$2.64
December 31, 2008	$5.90	$2.85
March 31, 2009	$4.20	$2.63
June 30, 2009	$6.23	$3.23

Fiscal Year 2008
Quarter Ended:	High	Low

September 30, 2007	$18.80	$12.20
December 31, 2007	$13.60	$7.20
March 31, 2008	$9.00	$6.03
June 30, 2008	$8.68	$5.90

As of August 24, 2009, there were 8,284,000 shares of Common Stock outstanding, held by approximately 1,445 registered stockholders with a closing price on the NASDAQ Global Market of $5.27.

We have never declared or paid any cash dividends on our capital stock.  We do not anticipate paying a dividend at any time in the immediate future.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Concurrent is a provider of software, hardware and services for the video solutions market and the high-performance, real-time market.  Concurrent’s business is comprised of two segments for financial reporting purposes: products and services.  We provide products and services for each of these markets.

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

We have announced a new strategy to sell our video solutions, including our media data and advertising solutions to the internet and mobile device markets, and believe that it may have a positive impact on our business; however, we cannot assure the success or timing of this initiative.

We believe we are executing our business plan and expense reduction initiatives to achieve sustainable profitability.  We will continue to review and realign our cost structure as needed, balanced with investing in the business to increase revenues.

On July 8, 2008, our shareholders approved a one-for-ten reverse stock split and the reverse stock split became effective on July 9, 2008.  Pursuant to the reverse stock split, every ten shares of our common stock have been combined into one share of common stock.  The number of shares subject to our outstanding options and warrants have been reduced in the same ratio as the reduction in the outstanding shares, and the per share exercise price of those options and warrants have been increased in direct proportion to the reverse stock split ratio.   Earnings per share computations, balance sheets, and footnote presentation of shares and share equivalents for fiscal 2008 and prior periods have been restated to reflect the reverse stock split.  The one-for-ten reverse stock split had no impact on the authorized number of shares.

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

Software and Hardware Sales

Product revenues are recognized based on the guidance in American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”) and related amendments, SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Our standard contractual arrangements with our customers generally include the delivery of a hardware and software system, certain professional services that typically involve installation and training, and ongoing software and hardware maintenance. The software component of the arrangement is considered to be essential to the functionality of the hardware. Therefore, in accordance with Emerging Issues Task Force (“EITF”) No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, the hardware and the hardware maintenance components are considered software related and the provisions of SOP 97-2 apply to all elements of the arrangement. Under multiple element arrangements, we allocate revenue to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value. Our VSOE of fair value is determined based on the price charged when the same element is sold separately. If VSOE of fair value does not exist for all elements in a multiple element arrangement, we recognize revenue using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue. Where fair value of undelivered elements has not been established, the total arrangement is recognized over the period during which the services are performed.

In certain instances, our customers require significant customization of both the software and hardware products. In these situations, the design and development is considered essential to the functionality of the software and, therefore, the revenue from these arrangements, with the exception of maintenance, is recognized in conformity with Accounting Research Bulletin (“ARB”) No. 45, Long Term Construction Type Contracts and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. For long-term contracts, revenue is recognized using the completed contract method, or when costs are dependably estimable, we use the percentage-of-completion method of accounting based on costs incurred on the project compared to the total costs expected to be incurred through completion.

Professional Services

Professional services revenue is primarily generated from integration of third party interfaces, training, and hardware installation. These services are typically completed within 90 days from the receipt of the order. Under accounting literature governing multiple element arrangements, we allocate revenue to the various elements based on VSOE of fair value, or other acceptable measures of fair value when services are determined to be non-software deliverables. We determine VSOE for the services based on the standard rate per hour or fixed fee used when similar services are sold separately. Revenues from these services are recognized when the services are performed.

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

Warranty Accrual

For certain customers, we accrue the estimated costs to be incurred in performing warranty services at the time of revenue recognition and shipment of the servers.  Our estimate of costs to service warranty obligations is based on historical experience and expectation of future conditions.  To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty accrual will increase resulting in decreased gross margin.

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

Impairment of Goodwill and Trademark

Statement of Financial Accounting Standard (“SFAS”) No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (our annual testing date is July 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. During the third quarter of fiscal 2009, we initiated an interim goodwill impairment test in accordance with SFAS No. 142, due to its sustained, reduced stock price and market capitalization during the quarter. As a result of this interim impairment analysis, we fully impaired both its goodwill and trademark as of March 31, 2009.

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

The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain. In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities. Therefore, an accrual for uncertain tax positions is provided for, when necessary, in accordance with the requirements Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes (“FIN 48”). In the event that we have accruals for uncertain tax positions, these accruals are reviewed quarterly and reversed upon being sustained under audit, the expiration of the statute of limitations, new information, or other determination by the taxing authorities. The provision for income taxes includes the impact of changes in uncertain tax positions. Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions. Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

In the calculation of our quarterly provision for income taxes, we use an annual effective rate based on expected annual income and statutory tax rates.  The tax (or benefit) applicable to significant unused or infrequently occurring items, discontinued operations or extraordinary items are separately recognized in the income tax provision in the quarter in which they occur.

Guarantees

In accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we recognize the fair value of guarantee and indemnification arrangements issued or modified by us, if these arrangements are within the scope of the interpretation.  In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under the previously existing GAAP, in order to identify if a loss has occurred.  If we determine if it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications.  Under our standard software license, services and maintenance agreement, we often agree to indemnify, defend and hold harmless our licensees from and against certain losses, damages and costs arising from claims alleging the licensees’ use of our software infringes the intellectual property rights of a third party.  Historically, we have not been required to pay material amounts in connection with claims asserted under these provisions and, accordingly, we have not recorded a liability relating to such provisions.

Under our Software License, Services and Maintenance Agreement, we also represent and warrant to licensees that our software products will operate substantially in accordance with our published specifications regarding the product, and that the services we perform will be undertaken by qualified personnel in a professional manner conforming to generally accepted industry standards and practices.  Historically, only minimal costs have been incurred relating to the satisfaction of product warranty claims.

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

Defined Benefit Pension Plan

We maintain a defined benefit pension plan (the “Pension Plan”) for several current and a number of former employees of our German subsidiary.  The Pension Plan provides benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. Our policy is to fund benefits attributed to employees’ services to date as well as service expected to be earned in the future.  The determination of our Pension Plan benefit obligation and expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts.  Those assumptions include, among others, the weighted average discount rate, the weighted average expected rate of return on plan assets and the weighted average rate of compensation increase.  To the extent that these assumptions change, our future benefit obligation and net periodic pension expense may be positively or negatively impacted.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the employer’s fiscal year-end balance sheet date, and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations.  The recognition and disclosure provisions of SFAS 158 were effective for our fiscal year ended June 30, 2007.  See Note 9 to the Consolidated Financial Statements in Part II, Item 8 of this annual report for the impact of adoption of SFAS 158.

Selected Operating Data as a Percentage of Net Sales

The following table sets forth our consolidated historical operating information, as a percentage of total revenues, unless otherwise noted, for the periods indicated:

	Year Ended June 30,
	2009	2008
Revenue (% of total sales):
Product	62.4%	62.4%
Service	37.6	37.6
Total revenue	100.0	100.0
Cost of sales (% of respective sales category):
Product	46.3	49.7
Service	35.7	40.4
Total cost of sales	42.3	46.2
Gross margin	57.7	53.8

Operating expenses:
Sales and marketing	22.1	22.2
Research and development	19.2	23.5
General and administrative	12.4	13.6
Impairment of goodwill and trademark	23.9	-
Total operating expenses	77.6	59.3
Operating loss	(19.9)	(5.5)

Gain on arbitration settlement, net	-	2.7
Recovery of minority investment, net	-	2.0
Interest income - net	0.1	1.0
Other (expense) income, net	(0.1)	0.2

(Loss) income before income taxes	(19.9)	0.4

Provision for income taxes	0.3	-
Net (loss) income	(20.2)	0.4

Results of Operations

We recognize revenue for product sales in accordance with the appropriate accounting guidance as described in our critical accounting policies.  We recognize revenue from customer service plans ratably over the term of each plan, which are typically between one and three years.

Custom engineering services are often completed within 90 days from receipt of an order.  Revenues from these services are recognized upon completion and delivery of the product to the customer.  In certain instances, our customers require significant customization of both the software and hardware products.  In these situations, the services are considered essential to the functionality of the software and, therefore, the revenue from the arrangement, with the exception of maintenance,  is recognized in conformity with ARB No. 45, Long Term Construction Type Contracts and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.  If we are able to determine reasonable estimates of the cost of the arrangement, we record the value of the entire arrangement (excluding maintenance) as the project progresses based on actual costs incurred compared to the total costs expected to be incurred through completion.  If we are unable to reasonably estimate the costs to complete the arrangement, all revenue is deferred until the contract is completed.

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

Fiscal Year 2009 in Comparison to Fiscal Year 2008

The following table sets forth summarized consolidated financial information for each of the two fiscal years ended June 30, 2009 and 2008 as well as comparative data showing increases and decreases between periods.

	Year ended June 30,
(Dollars in Thousands)	2009	2008	$ Change	% Change
Product revenue	$44,696	$44,157	$539	1.2%
Service revenue	26,944	26,659	285	1.1%
Total revenue	71,640	70,816	824	1.2%
Product cost of sales	20,710	21,945	(1,235)	(5.6%)
Service cost of sales	9,619	10,772	(1,153)	(10.7%)
Total cost of sales	30,329	32,717	(2,388)	(7.3%)
Product gross margin	23,986	22,212	1,774	8.0%
Service gross margin	17,325	15,887	1,438	9.1%
Total gross margin	41,311	38,099	3,212	8.4%
Operating expenses:
Sales and marketing	15,798	15,693	105	0.7%
Research and development	13,772	16,624	(2,852)	(17.2%)
General and administrative	8,919	9,669	(750)	(7.8%)
Impairment of goodwill and trademark	17,090	-	17,090	NM (1)
Total operating expenses	55,579	41,986	13,593	32.4%
Operating loss	(14,268)	(3,887)	(10,381)	267.1%

Gain on arbitration settlement, net	-	1,900	(1,900)	NM (1)
Recovery of minority investment, net	-	1,415	(1,415)	NM (1)
Interest income (expense), net	94	707	(613)	(86.7%)
Other (expense) income, net	(92)	177	(269)	NM (1)
(Loss) income before income taxes	(14,266)	312	(14,578)	NM (1)
Provision for income taxes	211	47	164	348.9%

Net (loss) income	$(14,477)	$265	$(14,742)	NM (1)

(1)	NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for fiscal year 2009 was approximately $44.7 million, an increase of approximately $0.5 million, or 1.2%, from $44.2 million in fiscal year 2008.  The increase in product sales resulted from the $3.1 million, or 12.1%, increase in video product sales to approximately $28.7 million in fiscal year 2009, from $25.6 million in fiscal year 2008.  The increase in video product revenue was primarily generated by $1.4 million and $1.7 million increases in revenue from sales in North America and Asia, respectively.  North American video product sales increased due to existing customers replacing older systems with our latest generation video solutions system, expanding existing systems, and deploying our systems to new markets.  Video solutions product sales increased in Japan due to completion of customized software products to a Japanese cable operator in fiscal 2009 that was incremental over prior year revenue.    Fluctuation in video solutions revenue is often due to the fact that we have customers making periodic large purchases that account for a significant percentage of revenue.  We also have a concentrated customer base.  During fiscal year 2009, two customers accounted for an aggregate of 37% of our total revenue.

Partially offsetting the increase in video product revenue, real-time product sales decreased $2.6 million, or 13.9%, to $15.9 million in fiscal year 2009 from $18.5 million in fiscal year 2008.  This decrease was primarily due to a $2.2 million and $0.8 million decrease in revenue from sales in Europe and North America, respectively, resulting from decreasing volume of system sales in these markets during fiscal year 2009, compared to the same period in the prior year.  We believe that decreasing volume of real-time product sales is primarily due to the impact of the economic downturn on our customers in these markets.  This trend of declining real-time product revenue may continue as a result of the sustained economic downturn.

Service Revenue. Total service revenue for fiscal year 2009 was $26.9 million, an increase of approximately $0.3 million, or 1.1%, from $26.7 million for fiscal year 2008. The increase in service revenue was due to an approximate $1.4 million, or 8.6% increase in service revenue related to our video solutions products to $17.3 million in fiscal year 2009 from $15.9 million in fiscal year 2008. During fiscal year 2009, video solutions service revenue increased because we recognized additional installation service revenue, compared to the same period in the prior year, due to the timing of system installations during the period.

Partially offsetting the increasing video solutions service revenue, service revenue associated with real-time products decreased $1.1 million, or 10.1%, to $9.6 million during fiscal year 2009 from approximately $10.7 million for fiscal year 2008. For years, we have experienced a steady decline in real-time service revenues, as our legacy products have been removed from service and, to a lesser extent, from customers purchasing our new products that produce less service revenue. We expect real-time service revenues to decline further, partially offset by newer system service, as additional legacy systems are eventually removed from service.

Product Gross Margin. Product gross margin was $24.0 million for fiscal year 2009, an increase of approximately $1.8 million, or 8.0%, from $22.2 million for fiscal year 2008. Product gross margin as a percentage of product revenue increased to 53.7% in fiscal 2009 from 50.3% in fiscal year 2008. Product gross margin, as a percentage of product revenue, increased primarily due to the mix of software and hardware sales, as well as technological improvements allowing us to utilize less hardware per system, coupled with a lower fixed component of labor and overhead and our ability to purchase product components at lower prices during fiscal 2009, compared to the same period in the prior year.

Service Gross Margin. The gross margin on service revenue increased approximately $1.4 million, or 9.1%, to $17.3 million, or 64.3% of service revenue for fiscal year 2009 from $15.9 million, or 59.6% of service revenue for fiscal year 2008. The increase in service gross margin as a percentage of service revenue was primarily due to the $1.2 million reduction in service costs during fiscal 2009, compared to the prior year. Decreasing service costs resulted from a $1.0 million decrease in salaries, wages, and benefits, and $0.1 million of service and support facilities costs, as we have focused on managing costs of the personnel and resources that are necessary to fulfill service and support provided for our products. We expect to maintain similar or slightly lower service margins as we continue to manage costs related to our maintenance and support infrastructure.

Sales and Marketing. Sales and marketing expenses increased $0.1 million or 0.7% to $15.8 million in fiscal year 2009 from $15.7 million in fiscal year 2008. Sales and marketing expense increased primarily because we incurred $0.4 million of additional salaries and benefits and $0.2 million of additional severance as a result of changes to our sales and marketing group. Sales and marketing expense also increased because we incurred $0.2 million of expenses from our strategic marketing launch during the third quarter of our fiscal year 2009. Partially offsetting these increasing costs, during fiscal year 2009 we incurred $0.4 million less in depreciation expense primarily related to our video solutions systems that were being used as demonstration systems for customers and have been fully depreciated or sold. Additionally, we incurred $0.3 million less in incentive compensation expense in fiscal 2009, compared to the same period in the prior year, due to fewer sales persons achieving their commission goals in the current fiscal year. We anticipate that our sales and marketing expenses may increase in the upcoming fiscal year as we implement our strategy to sell our video solutions to the internet and mobile device markets, as well as increase our resources to sell through new channels.

Research and Development. Research and development expenses decreased approximately $2.8 million, or 17.2%, to approximately $13.8 million in fiscal 2009 from $16.6 million in fiscal 2008. Decreasing research and development expenses were primarily attributable to an additional $0.7 million of development resources utilized for completion of customized solutions sold to customers being charged to cost of sales in the current period, compared to the prior year. We also reduced research and development salaries and benefits by $0.8 million and related facilities costs by $0.6 million during fiscal 2009, compared to the prior year, as part of our effort to reduce operating expenses. Depreciation expense decreased $0.3 million during fiscal year 2009, compared to the prior year as a result of a downward trend in capital expenditures for development and test equipment over the past few years. Additionally, costs incurred by our UK development group decreased by approximately $0.5 million during fiscal year 2009, compared to the same period in the prior year, due to the declining value of the British pound relative to the U.S. dollar. Partially offsetting these decreasing costs, we incurred an additional $0.2 million in severance during the current fiscal year as a result of our cost reduction efforts. We anticipate that our research and development expenses will increase in the upcoming fiscal year as we implement our strategy to develop video solutions for the internet and mobile device markets.

General and Administrative. General and administrative expenses decreased approximately $0.8 million, or 8%, to approximately $8.9 million in fiscal year 2009 from $9.7 million in the fiscal year 2008. Decreasing general and administrative expenses were primarily attributable to $0.5 million of cost reductions resulting from our prior year consolidation of certain international administrative functions. Additionally, our share-based compensation decreased by approximately $0.3 million during fiscal year 2009, compared to the same period of the prior year, due to the impact of our lower share price on share-based compensation expense and because we granted fewer share based options and awards in the current fiscal year. Furthermore, during fiscal 2009 we reduced accounting, tax and audit service fees by approximately $0.4 million. Partially offsetting these decreasing costs, we incurred an additional $0.3 million of incentive compensation associated with company performance.

Goodwill and Trademark Impairment. During fiscal year 2009, we recorded total goodwill and trademark impairment charges of $17.1 million. We recorded a $16.0 million goodwill impairment charge due to the sustained decline in our stock price and the estimated effect of the economic downturn on our weighted average cost of capital, which reflects the market’s presumed risk on our ability to generate estimated future cash flows. This impairment charge eliminated our net goodwill balance as of June 30, 2009. Additionally, as a result of our strategic planning process during fiscal year 2009, we rebranded our Everstream product lines to better reflect our strategic direction and no longer intend to use the Everstream trademark. Consequently, we recorded a $1.1 million impairment of our Everstream trademark during fiscal year 2009, which resulted in the elimination of our net trademark balance as of June 30, 2009. We did not record any impairment charges during the prior fiscal year.

Interest income (expense) - net. Interest income, net decreased approximately $0.6 million during fiscal year 2009, compared to the prior year, primarily due the decrease in the yield from our cash caused by the decline in interest rates during the past twelve months.

Provision (Benefit) for Income Taxes. We recorded an income tax provision for our domestic and foreign subsidiaries of $0.2 million in fiscal year 2009, compared to income tax provision of $47,000 for our domestic and foreign subsidiaries in fiscal year 2008. The change in the consolidated effective tax rate during fiscal year 2009, compared to the prior year was primarily attributable to a ($0.4) million deferred tax benefit resulting from the reversal of a deferred tax liability associated with the Everstream trademark. When the trademark was removed from the books as a result of the impairment, the associated deferred tax liability was also written off. Partially offsetting this tax benefit, we recorded $0.5 million of income tax expense that was primarily attributable to income earned in Japan that cannot be offset by U.S. net operating loss carryforwards and that is subject to an approximately 49% effective tax rate. We also recorded $0.1 million of income tax expense for our U.S. operations related to alternative minimum tax (“AMT”) that may not be offset by our net operating loss carryforwards, and some state income taxes. Other than AMT, our net operating loss carryforwards were available to reduce otherwise taxable income recorded in the U.S. in fiscal year 2009.

Net (Loss) Income. The net loss for fiscal year 2009 was ($14.5) million, or $(1.75) per basic and diluted share, compared to net income for fiscal year 2008 of $0.3 million, or $0.03 per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating profit and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•	the impact of the global economic recession on our business and our customers;

•	the rate of growth or decline, if any, of video solutions market expansions and the pace at broadband companies implement, upgrade or replace video technology;

•	the rate of growth or decline, if any, of deployment of our real-time operating systems and tools;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	our ability to manage expenses consistent with the rate of decline or growth in our served markets;

•	the success of our strategy to sell our solutions to the internet and mobile video markets;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product sales;

•	our ability to leverage the potential of our media data management to serve advanced advertising and other related data initiatives;

•	our ability to raise additional capital, if necessary;

•	our ability to obtain additional or replacement bank financing, if necessary;

•	our ability to meet the covenants contained in our Revolver (defined below);

•	timing of product shipments, which typically occur during the last month of the quarter;

•	our reliance on a small customer base ( 2 customers accounted for 37% of our revenue in fiscal year 2009)

•	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles; and

•
the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as cash held on deposit to secure office leases.

Uses and Sources of Cash

We generated $4.3 million of cash from operating activities during fiscal year 2009 compared to generating $7.6 million of cash during fiscal year 2008. Operating cash inflow during fiscal year 2009 was primarily attributable to income generated from operations, excluding non-cash expenses. Prior period operating cash inflow was also primarily attributable to the timing of collection of receivables and $1.9 million of net cash proceeds received from an arbitration settlement. We do not anticipate further cash proceeds related to this settlement.

During fiscal year 2008, we received approximately $1.4 million of net cash proceeds from the monetization of remaining assets of Thirdspace, an entity that we purchased a minority interest in during fiscal year 2002, and that was subsequently liquidated. We do not anticipate further cash proceeds related to the liquidation of Thirdspace.

We invested $2.0 million in property, plant and equipment during fiscal year 2009 compared to $2.3 million during fiscal year 2008. Capital additions during each of these periods related primarily to demonstration systems and product development and testing equipment. We expect capital additions to continue at a higher level in the upcoming fiscal year, as we focus on implementation of our strategy to sell our solutions to the internet and mobile device markets, in addition to our traditional markets.

We have a Credit Agreement with Silicon Valley Bank (the “Credit Agreement”) that provides for a $10.0 million revolving credit line (the “Revolver”) with a borrowing base dependent upon our outstanding North American accounts receivable. The interest amount is based upon the amount advanced and the rate varies based upon our accounts receivable and the amount of cash in excess of debt. On December 24, 2008, we amended our Credit Agreement with Silicon Valley Bank (the “Amendment”). The Amendment extends the maturity date of the Credit Agreement from July 1, 2009 under the previous terms, to December 31, 2010. The Amendment also creates a minimum interest rate so that interest on outstanding principle is calculated as prime plus 0.50% whereby, for purposes of this Amendment, “prime” is the greater of (a) the Bank’s most recently announced “prime” rate,” and (b) 4.00%. The interest rate on the Revolver was 4.5% as of June 30, 2009. The outstanding principal amount, plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2010. Based on the borrowing formula and our financial position as of June 30, 2009, approximately $6.6 million was available to us under the Revolver. As of June 30, 2009, $0.9 million was drawn under the Revolver, resulting in approximately $5.7 million of remaining available funds under the Revolver.

In addition, the Credit Agreement contains certain financial covenants, including a required adjusted quick ratio (the ratio of cash and accounts receivable to current liabilities (less the current portion of deferred revenue)) of at least 1.25 to 1.00 and a minimum tangible net worth of at least $10.6 million, as of June 30, 2009. The Credit Agreement also contains customary restrictive covenants concerning our operations.  As of June 30, 2009, we were in compliance with these covenants as our adjusted quick ratio was 3.79 to 1.00 and our tangible net worth was $28.6 million.  Additionally, throughout fiscal years 2009 and 2008, we remained in compliance with all restrictive covenants.

At June 30, 2009, we had working capital (current assets, less current liabilities) of $29.7 million, including cash and cash equivalents of approximately $29.1 million, and had no material commitments for capital expenditures, compared to working capital of $25.7 million at June 30, 2008, including cash and cash equivalents of approximately $27.4 million.  Based upon our existing cash balances, historical cash usage, available credit facility, and generation of operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months.

Off-Balance Sheet Arrangements

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers that often require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products.  We evaluate estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  We consider factors such as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  To date, we have not encountered material costs as a result of such obligations and have not accrued any material liabilities related to such indemnifications in our financial statements.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2009:

	Payments Due By Fiscal Year
	(Dollars in thousands)
Contractual Obligations	Total	2010	2011-2012	2013-2014	Thereafter
Operating leases	$9,403	$1,702	$3,555	$2,864	$1,282
Revolving bank line of credit	949	-	949	-	-
Revolving line of credit -
Interest and bank fees	90	60	30	-	-
Pension plan	3,236	234	562	627	1,813
Total	$13,678	$1,996	$5,096	$3,491	$3,095

Recently Issued Accounting Pronouncements

On June 29, 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 168 (SFAS 168), The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles. Statement 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) to become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.

When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FSP’s, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.  The content of the Codification will carry the same level of authority when effective. The U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and nonauthoritative.  SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  SFAS 168 will be effective for the first quarter of our fiscal 2010 and we do not expect SFAS 168 to have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance on management’s assessment of subsequent events.  Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events.  SFAS 165 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s financial statements.  The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” Management must perform its assessment for both interim and annual financial reporting periods.  We adopted SFAS 165 as of June 30, 2009 and adoption of this statement did not have a material impact on our financial statements.

In June 2008, The FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 142-3”).  FSP 142-3 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP.  However, early application of the provisions in FSP 142-3 is prohibited.  We are evaluating the impact of FSP 142-3 on our financial statements, but do not believe that the impact will be material.

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

In December 2008, the FASB issued FSP 132R-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“FSP 132R-1”).  FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans intended to provide users of financial statements with a greater understanding of:  (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets.  FSP 132R-1 is effective for years ending after December 15, 2009.  Concurrent will provide the required disclosures for all its filings for periods subsequent to the effective date.

Cautionary Statements Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this quarterly report may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this release, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, the impact of our new video strategy on our business, our operating expenses, our capital expenditures, anticipated reduced real-time product revenue due to the economic downturn, maintaining similar service margins, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash, the impact of litigation, and our trend of declining real-time service revenue.  These statements are based on beliefs and assumptions of Concurrent’s management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: delays or cancellations of customer orders; changes in product demand; economic conditions; our ability to satisfy the financial covenants in the Revolver; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of  competition on the pricing of video products; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new video solutions and real-time products; the availability of Linux software in light of issues raised by SCO Group; the success of our relationships with Alcatel-Lucent; capital spending patterns by a limited customer base and in light of the current negative macro-economic environment; privacy concerns over data collection; the impact of governmental regulation; and the availability of debt or equity financing to support our liquidity needs if cash flow does not improve.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Controls and Procedures

As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, these officers have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control

There were no significant changes to our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this report under the captions entitled “Management Report on Internal Control Over Financial Reporting” on page 47, and is incorporated herein by reference.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding the Registrant’s executive officers is located in Item X of this Form 10-K.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors” in the Registrant's Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on October 21, 2009 (“Registrant's 2009 Proxy Statement”).

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant's 2009 Proxy Statement.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors – Corporate Governance and Committees of the Board of Directors – Audit Committee” in the Registrant’s 2009 Proxy Statement.

Item 11. Executive Compensation.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Compensation Discussion and Analysis” (Other than the Compensation Committee Report) and “Compensation of Directors” in the Registrant's 2009 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions “Common Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in Registrant's 2009 Proxy Statement.

The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Registrant herein incorporates by reference in this Form 10-K certain information under the caption “Certain Relationships and Related Party Transactions” in Registrant’s 2009 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The registrant hereby incorporates by reference in this Form 10-K certain information under the caption “Principal Accountant Fees and Services” in Registrant’s 2009 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements Filed As Part Of This Report:

Report of Independent Registered Public Accounting Firm

Management Report on Internal Control Over Financial Reporting

Consolidated Balance Sheets as of June 30, 2009 and 2008

Consolidated Statements of Operations for each of the three years in the period ended June 30, 2009

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for each of the three years in the period ended June 30, 2009

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2009

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
Year Ended June 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Concurrent Computer Corporation:

We have audited the accompanying consolidated balance sheets of Concurrent Computer Corporation and subsidiaries (the "Company") as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Concurrent Computer Corporation and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
August 28, 2009

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

Management has evaluated the effectiveness of its internal control over financial reporting as of June 30, 2009 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Concurrent’s internal control over financial reporting is effective as of June 30, 2009.

/s/ Dan Mondor Dan Mondor President and Chief Executive Officer	/s/ Emory O. Berry Emory O. Berry Chief Financial Officer and Executive Vice President of Operations

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$29,110	$27,359
Accounts receivable, less allowance for doubtful accounts of $97 at June 30, 2009 and $90 at June 30, 2008	14,546	14,422
Inventories, net	3,060	5,094
Prepaid expenses and other current assets	1,444	1,360
Total current assets	48,160	48,235
Property, plant and equipment, net	3,860	3,867
Intangible - purchased technology, net	3,166	4,081
Intangible - customer relationships and trademark, net	1,257	2,530
Goodwill	-	15,990
Other long-term assets, net	692	836
Total assets	$57,135	$75,539

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,582	$13,984
Deferred revenue	7,870	8,570
Total current liabilities	18,452	22,554

Long-term liabilities:
Deferred revenue	1,041	962
Revolving bank line of credit	949	949
Pension liability	1,868	1,878
Other	1,297	1,768
Total liabilities	23,607	28,111

Commitments and contingencies (Note 17)

Stockholders' equity:
Shares of series preferred stock, par value $.01; 25,000,000 authorized; none issued
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued
Shares of Series A participating cumulative preferred stock, par value $0.01;300,000 authorized; none issued	-	-
Shares of common stock, par value $.01; 100,000,000 authorized;8,321,916 and 8,305,588 issued and outstanding at June 30, 2009and 2008, respectively	83	83
Capital in excess of par value	205,222	204,574
Accumulated deficit	(172,259)	(157,782)
Treasury stock, at cost; 37,788 and 0 shares at June 30, 2009 and 2008, respectively	(255)	-
Accumulated other comprehensive income	737	553
Total stockholders' equity	33,528	47,428
Total liabilities and stockholders' equity	$57,135	$75,539

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended June 30,
	2009	2008	2007
Revenues:
Product	$44,696	$44,157	$46,549
Service	26,944	26,659	22,600
Total revenues	71,640	70,816	69,149
Cost of sales:
Product	20,710	21,945	25,982
Service	9,619	10,772	10,806
Total cost of sales	30,329	32,717	36,788
Gross margin	41,311	38,099	32,361
Operating expenses:
Sales and marketing	15,798	15,693	16,366
Research and development	13,772	16,624	17,616
General and administrative	8,919	9,669	10,172
Impairment of goodwill and trademark	17,090	-	-
Total operating expenses	55,579	41,986	44,154
Operating loss	(14,268)	(3,887)	(11,793)

Gain on arbitration settlement, net	-	1,900	-
Recovery of minority investment, net	-	1,415	-
Interest income	213	839	423
Interest expense	(119)	(132)	(365)
Other income, net	(92)	177	22

(Loss) income before income taxes	(14,266)	312	(11,713)

Provision for income taxes	211	47	458
Net loss (income)	(14,477)	265	(12,171)
Net (loss) income per share
Basic (1)	$(1.75)	$0.03	$(1.67)
Diluted (1)	$(1.75)	$0.03	$(1.67)
Weighted average shares outstanding - basic (1)	8,281	8,302	7,296
Weighted average shares outstanding - diluted (1)	8,281	8,318	7,296

(1) All periods have been restated to reflect the one-for-ten reverse stock split, made effective on July 9, 2008.

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share amounts)
For each of the three years in the period ended June 30, 2009

	Common Stock		Capital In Excess Of Par Value (1)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares (1)	Par Value (1)				Shares (1)	Cost

Balance at June 30, 2006	7,153,076	$72	$190,053	$(145,800)	$(538)	(397)	$(13)	$43,774
Sale of common stock under stock plans	3,542		13					13
Issuance of common stock related to private placement	1,120,000	11	12,589					12,600
Restricted stock	17,434	0						0
Share-based compensation expense			915					915
Acquisition of treasury stock						(1,910)	(33)	(33)
Disposition of treasury stock			(5)			2,122	43	38
Other comprehensive income (loss):
Net loss				(12,171)				(12,171)
Foreign currency translation adjustment					249			249
Minimum pension liability adjustment					598			598
Total comprehensive loss								(11,324)
Adjustment to initially apply SFAS 158, net of tax					612			612
Balance at June 30, 2007	8,294,053	83	203,565	(157,971)	921	(185)	(3)	46,595
Cumulative effect adjustment to adopt FIN 48				(76)				(76)
Adjusted Balance July 1, 2007	8,294,053	83	203,565	(158,047)	921	(185)	(3)	46,519
Restricted stock	11,535							-
Share-based compensation expense			1,022					1,022
Acquisition of treasury stock						(3,691)	(58)	(58)
Disposition of treasury stock			(13)			3,876	61	48
Other comprehensive income (loss):
Net income				265				265
Foreign currency translation adjustment					88			88
Adjustment in pensions					(456)			(456)
Total comprehensive loss								(103)
Balance at June 30, 2008	8,305,588	$83	$204,574	$(157,782)	$553	-	$0	$47,428
Restricted stock	16,757	0						0
Share-based compensation expense			648					648
Acquisition of treasury stock						(37,788)	(255)	(255)
Fractional shares from reverse stock split	(429)	(0)
Other comprehensive income (loss):
Net income				(14,477)				(14,477)
Foreign currency translation adjustment					289			289
Adjustment in pensions					(105)			(105)
Total comprehensive loss								(14,293)
Balance at June 30, 2009	8,321,916	$83	$205,222	$(172,259)	$737	(37,788)	$(255)	$33,528

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2009	2008	2007
Cash flows provided by (used in) operating activities:
Net income (loss)	$(14,477)	$265	$(12,171)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,177	3,935	5,355
Impairment of goodwill and trademark	17,090	-	-
Share-based compensation	648	1,022	915
Recovery of minority investment, net	-	(1,415)	-
Non-cash accretion expense	30	27	23
Provision for (reversal of) bad debts	13	-	(188)
Provision for inventory reserves	20	167	496
Other non-cash expenses	(364)	135	110
Decrease (increase) in assets:
Accounts receivable, net	(137)	6,565	(5,688)
Inventories, net	2,014	(1,804)	2,211
Prepaid expenses and other current assets, net	(90)	(34)	498
Other long-term assets, net	165	(382)	297
Increase (decrease) in liabilities:
Accounts payable and accrued expenses, net	(3,402)	(1,582)	3,961
Deferred revenue	(621)	483	170
Long-term liabilities, net	234	192	115
Net cash provided by (used in) operating activities	4,300	7,574	(3,896)
Cash flows provided by (used in) investing activities:
Additions to property and equipment	(2,049)	(2,310)	(2,525)
Recovery of minority investment, net	-	1,415	-
Net cash used in investing activities	(2,049)	(895)	(2,525)
Cash flows provided by (used in) financing activities:
Sale (purchase) of treasury stock, net	(255)	(10)	5
Proceeds from sale and issuance of common stock	-	-	12,613
Proceeds from revolving bank line of credit	-	263	1,077
Repayment of bank line of credit or note payable to bank	-	(391)	(1,583)
Proceeds from short term note payable	-	-	690
Repayment of short term not payable	-	-	(690)
Net cash provided by (used in) financing activities	(255)	(138)	12,112
Effect of exchange rates on cash and cash equivalents	(245)	402	302
Increase in cash and cash equivalents	1,751	6,943	5,993
Cash and cash equivalents - beginning of year	27,359	20,416	14,423
Cash and cash equivalents - end of year	$29,110	$27,359	$20,416
Cash paid during the period for:
Interest	$62	$69	$227
Income taxes (net of refunds)	$686	$265	$150

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview of the Business

Concurrent is a provider of software, hardware and services for the video solutions market and the high-performance, real-time market.  Our business is comprised of two segments for financial reporting purposes: products and services.

Our video solutions products consist of hardware and/or software as well as integration services, sold primarily to broadband companies that provide interactive, digital video.  Our real-time products consist of Linux and other real-time operating systems and software development tools combined, in most cases, with off-the-shelf hardware and services sold to a wide variety of companies seeking high-performance, real-time computer solutions for use in various applications requiring low-latency response and determinism such as simulation, image generation, hardware-in-the-loop testing and data acquisition.

We provide sales and support from offices and subsidiaries throughout North America, Europe, and Asia.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Concurrent and all wholly-owned domestic and foreign subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

Foreign Currency

The functional currency of all of our foreign subsidiaries is the applicable local currency.  The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates of exchange prevailing during the fiscal year.  Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders’ equity.  Gains or losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations, except for those relating to intercompany transactions of a long-term investment nature which are accumulated in a separate component of stockholders’ equity.

Gains (losses) on foreign currency transactions of $(86,000), $233,000, and $67,000 for the years ended June 30, 2009, 2008 and 2007, respectively, are included in “Other income, net” in the Consolidated Statements of Operations.

Cash and Cash Equivalents

Short-term investments with maturities of 90 days or less at the date of purchase are considered cash equivalents.  Cash equivalents are stated at cost plus accrued interest, which approximates market value, and represent cash invested in U.S. government securities and bank certificates of deposit.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.  We establish excess and obsolete inventory reserves based upon historical and anticipated usage.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Goodwill and Trademark

Goodwill and trademark are tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach.  During the third quarter of fiscal 2009, we initiated an interim goodwill impairment test in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142 (“SFAS No. 142”), Goodwill and Other Intangible Assets, due to our sustained, reduced stock price and market capitalization during the quarter.  Additionally, as a result of our strategic planning process during fiscal year 2009, we rebranded our Everstream product lines to better reflect our strategic direction and no longer intend to use the Everstream trademark.  Consequently, we recorded a $1.1 million impairment of our Everstream trademark during fiscal year 2009.  As a result of the interim impairment analysis and strategic planning process, we fully impaired both our goodwill and trademark as of March 31, 2009.  See footnote 6 for additional disclosures.

Revenue Recognition Policy

We recognize revenue when persuasive evidence of an arrangement exists, the system has been shipped, the fee is fixed or determinable and collectibility of the fee is probable.

Software and Hardware Sales

Product revenues are recognized based on the guidance in the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2 and related amendments, SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.  Our standard contractual arrangements with our customers generally include the delivery of a hardware and software system, certain professional services that typically involve installation and training, and ongoing software and hardware maintenance.  The software component of the arrangement is considered to be essential to the functionality of the hardware.  Therefore, in accordance with Emerging Issues Task Force (“EITF”) No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, the hardware and the hardware maintenance components are considered software related and the provisions of SOP 97-2 apply to all elements of the arrangement.  Under multiple element arrangements, we allocate revenue to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value.  Our VSOE of fair value is determined based on the price charged when the same element is sold separately.  If VSOE of fair value does not exist for all elements in a multiple element arrangement, we recognize revenue using the residual method.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue.  Where fair value of undelivered elements has not been established, the total arrangement is recognized over the period during which the services are performed.

In certain instances, our customers require significant customization of both the software and hardware products.  In these situations, the design and development is considered essential to the functionality of the software and, therefore the revenue from these arrangements, with the exception of maintenance, is recognized in conformity with Accounting Research Bulletin (“ARB”) No. 45, Long Term Construction Type Contracts and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.  For long-term contracts, revenue is recognized using the completed contract method, or when costs are dependably estimable, we use the percentage-of-completion method of accounting based on costs incurred on the project compared to the total costs expected to be incurred through completion.

Professional Services

Professional services revenue is primarily generated from integration of third party interfaces, training, and hardware installation.  These services are typically completed within 90 days from the receipt of the order.  Under accounting literature governing multiple element arrangements, we allocate revenue to the various elements based on VSOE of fair value, or other acceptable measures of fair value when services are determined to be non-software deliverables.  We determine VSOE of fair value for the services based on the standard rate per hour or fixed fee used when similar services are sold separately.  Revenues from these services are recognized when the services are performed.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

Warranty Accrual

For certain customers we accrue the estimated costs to be incurred in performing warranty services at the time of revenue recognition and shipment of the servers.  We estimate of costs to service warranty obligations is based on historical experience and expectation of future conditions.

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

Capitalized Software

We account for software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”).  Under SFAS 86, the costs associated with software development are required to be capitalized after technological feasibility has been established.  We cease capitalization upon the achievement of customer availability.  Costs incurred by us between technological feasibility and the point at which the products are ready for market are generally insignificant and as a result we had minimal internal software development costs capitalized at June 30, 2009 and 2008.  We have not incurred costs related to the development of internal use software.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Research and Development

Research and development expenditures are expensed as incurred.

Basic and Diluted Net Loss per Share

On July 8, 2008, stockholders of Concurrent approved a one-for-ten reverse stock split (the “Reverse Stock Split”) that became effective on July 9, 2008 upon the filing of a Certificate of Amendment to Concurrent’s Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.  No fractional shares of our common stock were issued as a result of the Reverse Stock Split.  Instead, stockholders who otherwise were entitled to receive a fractional share of common stock as a consequence of the Reverse Stock Split, upon surrender to the exchange agent of the certificates representing such fractional shares, received cash from Concurrent.  The fractional shares represented approximately 429 Post-Reverse Stock Split shares.

Per share computations for fiscal year 2009 are presented based upon the new number of shares outstanding, after the Reverse Stock Split, and prior period weighted average shares outstanding and earnings per share amounts have been restated based upon shares outstanding as a result of the Reverse Stock Split.

Basic net loss per share is computed in accordance with SFAS No. 128, Earnings Per Share, by dividing net loss by the weighted average number of common shares outstanding during each year.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  After the one-for-ten reverse stock split, common share equivalents of 1,055,000, 1,018,000, and 1,042,000 for the years ended June 30, 2009, 2008 and 2007 were excluded from the calculation as their effect was anti-dilutive.  The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share for the periods indicated:

	Year Ended June 30,
	2009	2008	2007
(Dollars and share data in thousands, except per share amounts)
Basic and diluted earnings per share ("EPS") calculation:
Net (loss) income	$(14,477)	$265	$(12,171)

Basic weighted average number of shares outstanding	8,281	8,302	7,296
Effect of dilutive securities:
Employee stock options	-	-	-
Restricted shares	-	16	-
Diluted weighted average number of shares outstanding	8,281	8,318	7,296

Basic EPS	$(1.75)	$0.03	$(1.67)

Diluted EPS	$(1.75)	$0.03	$(1.67)

Valuation of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which addresses financial accounting and reporting for the impairment and disposition of long-lived assets, we evaluate the recoverability of long-lived assets, other than indefinite lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.  Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.  As a result of these reviews, we have not recorded any impairment losses related to long-lived assets, for any of the years ending June 30, 2009, 2008 and 2007.

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

Income Taxes

Concurrent and its domestic subsidiaries file a consolidated federal income tax return.  All foreign subsidiaries file individual or consolidated tax returns pursuant to local tax laws.  We follow the asset and liability method of accounting for income taxes.  Under the asset and liability method, a deferred tax asset or liability is recognized for temporary differences between financial reporting and income tax bases of assets and liabilities, tax credit carryforwards and operating loss carryforwards.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that such deferred tax assets will not be realized.

Share-Based Compensation

Option awards are granted with an exercise price equal to the market price of our stock at the date of grant.  We account for share-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”).  SFAS 123(R) requires the recognition of the fair value of stock compensation in the Statement of Operations.  We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  All of our stock compensation is accounted for as equity instruments.

Refer to Note 10 for assumptions used in calculation of fair value.  As of June 30, 2009, total compensation costs related to unvested options and restricted stock not yet expensed is approximately $1,836,000.

Comprehensive Income (Loss)

We report comprehensive income (loss), in addition to net loss from operations, as required by SFAS No. 130, Reporting Comprehensive Income.  Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss).  Comprehensive income (loss) is defined as a change in equity during the financial reporting period of a business enterprise resulting from non-owner sources.  Components of accumulated other comprehensive income (loss) are disclosed in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss).

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

3.	New Accounting Pronouncements

On June 29, 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 168 (SFAS 168), The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles. Statement 168 establishes the FASB Accounting Standards CodificationTM (the “Codification”) to become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.

When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FSP’s, or EITF Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.  The content of the Codification will carry the same level of authority when effective. The U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and nonauthoritative.  SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  SFAS 168 will be effective for the first quarter of our fiscal 2010 and we do not expect SFAS 168 to have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance on management’s assessment of subsequent events.  Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events.  SFAS 165 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s financial statements.  The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” Management must perform its assessment for both interim and annual financial reporting periods.  We adopted SFAS 165 as of June 30, 2009 and have assessed the need for disclosure of subsequent events through August 28, 2009.  Adoption of this statement did not have a material impact on our financial statements.

In June 2008, The FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 142-3”).  FSP 142-3 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in this FSP.  However, early application of the provisions in FSP 142-3 is prohibited.  We are evaluating the impact of FSP 142-3 on our financial statements, but do not believe that the impact will be material.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

In December 2008, the FASB issued FSP 132R-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (“FSP 132R-1”).  FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans intended to provide users of financial statements with a greater understanding of:  (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets.  FSP 132R-1 is effective for years ending after December 15, 2009.  Concurrent will provide the required disclosures for all of its filings for periods subsequent to the effective date.

4.	Inventories

Inventories consist of the following:

	June 30,
	2009	2008
	(Dollars in thousands)
Raw materials, net	$2,239	$3,849
Work-in-process	289	609
Finished goods	532	636
	$3,060	$5,094

At June 30, 2009 and 2008, some portion of our inventory was in excess of the current requirements based upon the planned level of sales for future years. Accordingly, we have reduced gross raw materials inventory by $1,242,000 at June 30, 2009 and $1,234,000 at June 30, 2008 to its estimated net realizable value.

5.	Property, Plant and Equipment

Property, plant, and equipment consist of the following:

	June 30,
	2009	2008
	(Dollars in thousands)
Leasehold improvements	$2,379	$2,408
Machinery, equipment and customer support spares	10,888	9,557
	13,267	11,965
Less: Accumulated depreciation	(9,407)	(8,098)
	$3,860	$3,867

For the years ended June 30, 2009, 2008 and 2007, depreciation expense for property, plant and equipment amounted to $2,089,000, $2,847,000, and $4,267,000, respectively.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

We have recorded an asset and a corresponding liability for the present value of the estimated asset retirement obligation associated with the lease restoration costs at some of our international locations.  The asset is depreciated over the life of the corresponding lease while the liability accretes to the amount of the estimated retirement obligation.  Expense associated with accretion of the obligation is recorded to operating expenses.  The changes to the asset retirement obligation associated with lease restoration costs are as follows (in thousands):

Asset retirement obligation, June 30, 2008	$395
Accretion of asset retirement obligation	30
Costs incurred to restore vacated office space	-
Impact of foreign exchange rates	16
Asset retirement obligation, June 30, 2009	$441

6.	Goodwill and Other Intangibles

We do not measure assets on a segment basis, and therefore, do not allocate goodwill on a segment basis.  We operate in two segments, as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”).  Our two segments are products and services, which are also considered Reporting Units for assessment of goodwill impairment under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  Since we do not measure assets on a segment basis, we allocate operating expenses on a pro-rata basis between products and services to test impairment of goodwill and allocate goodwill between the two reporting units in a manner that approximates fair value.

During our third quarter of fiscal 2009, we initiated an interim goodwill impairment test in accordance with SFAS 142, due to our sustained, reduced stock price and market capitalization during the quarter.  We employed the following methodologies to determine the fair-value of our reporting units:

•	A market capitalization approach, which measures market capitalization of Concurrent at the measurement date.

•
A discounted cash flows method of the income approach, which entails determining fair value of each reporting unit using expected discounted cash flows. With the income approach, cash flows that are anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using our estimated weighted average cost of capital of 18%, reflecting returns to both equity and debt investors.  We believe that this is a relevant and beneficial method to use in determining fair value because it explicitly considers the future cash flow potential of the reporting units.  The rate was determined by utilizing the weighted average cost of capital method.  The most significant change in overall assumptions in the income approach for fiscal year 2008 and 2009 was the 332 basis point increase in the weighted average cost of capital.  In fiscal year 2009, we increased our weighted average cost of capital, primarily due to the increased risk of future cash flows resulting from the global economic recession.  Other material assumptions used in our forecasted cash flows for the income approach were consistent in fiscal year 2008 and 2009, other than slight changes reflected in revenues and expenses as a result of the general economic conditions.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

•
A guideline company method of the market approach.  In the guideline method of the market approach, the value of a reporting unit is estimated by comparing the subject to similar businesses or “guideline” companies whose securities are actively traded in public markets. The comparison is generally based on data regarding each of the companies’ stock prices and earnings, which is expressed as a fraction known as a “multiple”. The premise of this method is that if the guideline public companies are sufficiently similar to each other, then their multiples should be similar. The multiples for the guideline companies are analyzed, adjusted for differences as compared to the subject company, and then applied to the applicable business characteristics of the subject company to arrive at an indication of the fair value. We believe that the inclusion of a market approach analysis in the fair value calculation is beneficial as it provides an indication of value based on external, market-based measures.

We tested our goodwill during the third quarter of fiscal 2009 and concluded that a full impairment existed due to declines in the fair values of our reporting units. Three changes in circumstances led to the finding of impairment:

•	Our stock price and market capitalization experienced a sustained decline;

•	Valuation estimates based on analysis of comparable companies continued to decline; and

•	The sustained economic downturn increased our estimated cost of capital which has impacted our discounted, projected future cash flows.

We concluded that an impairment charge of $15,990,000 should be recorded during the third quarter of our fiscal 2009, resulting in goodwill being fully impaired.  This is a non-cash charge and has been recognized as an “Impairment of goodwill and trademark” as a part of our fiscal 2009 operating results.

We also completed a strategic marketing plan during fiscal 2009.  As a result of the strategic planning process, we rebranded certain products to better reflect our strategic direction and no longer intend to use the Everstream trademark.  Consequently, we have recorded a $1,100,000 full impairment of our Everstream trademark in fiscal year 2009.   As a result of the full trademark impairment, we also eliminated a related $430,000 deferred tax liability by recording a non-current deferred tax benefit to the line item “Provision for income taxes” within the Statement of Operations.

Intangible assets consist of the following (in thousands):

	Estimated Remaining Useful Life	June 30, 2009	June 30, 2008
Cost of amortizable intangibles:
Purchased technology	1-4 years	$7,700	$7,700
Customer relationships	7 years	1,900	1,900
Total cost of intangibles		9,600	9,600
Less accumulated amortization:
Purchased technology		(4,534)	(3,619)
Customer relationships		(643)	(470)
Total accumulated amortization		(5,177)	(4,089)
Net amortizable intangibles		4,423	5,511
Goodwill		-	15,990
Trademark		-	1,100
Total intangible assets, net		$4,423	$22,601

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

We recorded $1,088,000 of amortization expense during each of the years ended June 30, 2009, 2008 and 2007, respectively.  The estimated amortization expense related to intangible assets for the next five fiscal years is (in thousands):

Fiscal year:
2010	$961
2011	898
2012	898
2013	898
2014	374
$4,029

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,
	2009	2008
	(Dollars in thousands)

Accounts payable, trade	$4,175	$7,003
Accrued payroll, vacation and other employee expenses	4,682	4,338
Warranty accrual	203	198
Other accrued expenses	1,522	2,445
	$10,582	$13,984

8.	Income Taxes

We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), on July 1, 2007. The cumulative effect of adopting FIN 48 did not have a material impact on our financial position or the results of operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

Balance at July 1, 2008	$154
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions for prior years	-
Reductions for lapse in statute of limitations	-
Settlements	-
Balance at June 30, 2009	$154

The amount of gross tax effected unrecognized tax benefits as of June 30, 2009 was approximately $154,000 of which all, if recognized, would affect the effective tax rate.  During the fiscal year ended June 30, 2009, we recognized approximately $13,000 interest and $2,000 of penalties.  We had approximately $156,000 and $143,000 of accrued interest at June 30, 2009 and 2008, respectively.  We had approximately $86,000 and $84,000 of accrued penalties at June 30, 2009 and 2008, respectively.  We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.  We do not believe that the amount of uncertain tax positions will change by a significant amount within the next 12 months.

Concurrent and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 1994.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The domestic and foreign components of income (loss) before provision for income taxes are as follows:

	Year ended June 30,
	2009	2008	2007
	(Dollars in thousands)

United States	$(13,684)	$(27)	$(10,507)
Foreign	(582)	339	(1,206)
	$(14,266)	$312	$(11,713)

The components of the provision for income taxes are as follows:

	Year ended June 30,
	2009	2008	2007
	(Dollars in thousands)
Federal	$117	$-	$-
State	8	22	18
Foreign	574	524	212
Total	699	546	230

Deferred:
Federal	(387)	-	-
State	(43)	-	-
Foreign	(58)	(499)	228
Total	(488)	(499)	228

Total	$211	$47	$458

A reconciliation of the income tax expense (benefit) computed using the federal statutory income tax rate to our provision for income taxes is as follows:

	Year ended June 30,
	2009	2008	2007
	(Dollars in thousands)

Income (loss) before provision for income tax	$(14,266)	$312	$(11,713)
Provision (benefit) at Federal statutory rate	(4,851)	106	(3,982)
Change in valuation allowance	(5,798)	(1,225)	1,178
Dividend from subsidiary	-	-	428
Permanent differences	6,470	745	342
Net operating loss expiration	3,002	370	2,674
Change in state tax rates	944	(276)	-
Change in uncertain tax positions	15	58	-
Foreign, net	287	70	104
Other	142	199	(286)
Provision for income taxes	$211	$47	$458

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

In fiscal year 2009, the impairment of goodwill resulted in a permanent difference tax impact of $5,436,000.  There was no such impairment in the prior year. As of June 30, 2009 and 2008, our deferred tax assets and liabilities were comprised of the following:

	June 30,
	2009	2008
	(Dollars in thousands)
Deferred tax assets related to:
U.S. and foreign net operating loss carryforwards	$57,653	$64,241
Book and tax basis differences for property and equipment	1,007	1,223
Bad debt, warranty and inventory reserves	860	962
Accrued compensation	922	862
Deferred revenue	251	266
Tax credits	258	254
Stock compensation	289	-
Other	358	355
Deferred tax assets	61,598	68,163
Valuation allowance	(59,414)	(65,690)
Total deferred tax assets	2,184	2,473

Deferred tax liabilities related to:
Acquired intangibles	1,670	2,594
Total deferred tax liability	1,670	2,594

Deferred income taxes, net	$514	$(121)

The net deferred income taxes of $514,000 are comprised of $386,000 of current deferred tax assets, net, and $128,000 of non-current deferred tax assets, net.  As of June 30, 2009, we have U.S. Federal Tax net operating loss carryforwards of approximately $145.5 million for income tax purposes, of which $10.3 million expire in fiscal year 2010, and the remainder expire at various dates through 2028.  We completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code on our ability to utilize these net operating losses.  The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2009.  Therefore, the net operating losses will not be subject to limitation under Section 382.

State net operating loss carryforwards as of June 30, 2009 may also be limited under applicable state tax regulations and we have fully offset these losses with a valuation allowance.  Concurrent also has an alternative minimum tax credit of $0.1 million, which has an indefinite life.

Of the $145.5 million of aforementioned net operating loss carryforwards, $11 million represents acquired net operating losses from the Everstream acquisition, which will expire at various dates through 2026.  We also acquired $0.3 million in research and development credits in this transaction, which will expire at various dates through 2026.  The benefits associated with these Everstream losses and tax credits will likely be limited under Section 382 of the Internal Revenue Code as of the date of acquisition.  Concurrent has fully offset these losses and credits with a valuation allowance.

Deferred income taxes have not been provided for undistributed earnings of foreign subsidiaries because of the company’s intent to reinvest them indefinitely in active foreign operations.  Because of the availability of significant U.S. net operating losses, it is not practicable to determine the U.S. income tax liability that would be payable if such earnings were not reinvested indefinitely.  Deferred taxes are provided for the earnings of foreign subsidiaries when it becomes evident that the Company does not plan to permanently reinvest the earnings into active foreign operations.  This occurred during the year ended June 30, 2008 with respect to the earnings of the New Zealand subsidiary.  We are no longer permanently reinvested with respect to the earnings of Concurrent New Zealand and we recorded the appropriate tax effect for the subsidiary’s undistributed earnings when this became known during fiscal year 2008.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The valuation allowance for deferred tax assets as of June 30, 2009 and 2008 was approximately $59.4 million and $65.7 million, respectively.  The $6.3 million decrease in the total valuation allowance for the year ended June 30, 2009 primarily consisted of a $3.1 million decrease due to expiration of net operating loss carryforwards, a $1.3 million decrease due to usage of deferred tax assets during fiscal year 2009, a $0.9 million decrease due to a change in state tax rates, and $1.0 decrease due to various other items.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In determining whether or not a valuation allowance for tax assets is needed, we evaluate all available evidence, both positive and negative, including: trends in operating income or losses; currently available information about future years; future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years if carryback is permitted under the tax law; and tax planning strategies that would accelerate taxable amounts to utilize expiring carryforwards, change the character of taxable and deductible amounts from ordinary income or loss to capital gain or loss, or switch from tax-exempt to taxable investments.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  With the exception of our deferred tax assets in the UK and Japan, we maintain valuation allowances on our deferred tax assets in all jurisdictions, since we consider it more likely than not that the deferred tax assets will not be realized.

9.	Pensions and Other Postretirement Benefits

We maintain a retirement savings plan (the “Plan”), available to U.S. employees, that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code.  For fiscal year 2009, 2008 and 2007, the plan allowed a discretionary matching contribution up to 100% of the first 2.5% of eligible employees’ contributions.  For the years ended June 30, 2009, 2008 and 2007, we matched 100% of the allowable discretionary matching percentage of the employees’ Plan contributions.  Our matching contributions under the Plan were as follows:

	2009	2008	2007
	(Dollars in Thousands)
Matching contribution	$490	$504	$439

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our UK based employees.  The Stakeholder Plan provides for discretionary matching contributions of between 4% and 7% of the employee’s salary.  We also had agreements with certain of its UK based employees to make supplementary contributions to the Stakeholder Plan through May of 2009, contingent upon their continued employment with us.  For fiscal years 2009, 2008 and 2007, we made total contributions to the Stakeholder Plan of $348,000, $469,000 and $621,000, respectively.

Adoption of SFAS No. 158

As of June 30, 2009, we maintained defined benefit pension plans covering certain current and former employees in Germany.  Effective June 30, 2007, we adopted the provisions of SFAS 158, which requires that our Consolidated Balance Sheet reflect funded status of defined benefit pension plans.  The funded status is measured as the difference between the plan assets at fair value and the projected benefit obligation.

The measurement date used to determine fiscal 2009 and 2008 benefit information for the plans was June 30, 2009 and 2008, respectively.  A reconciliation of the changes in the plans’ benefit obligations and fair value of plan assets over the two-year period ended June 30, 2009, and a statement of the funded status at June 30, 2009 for these years for our pension plans is as follows:

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Obligations and Funded Status

	June 30,
	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$4,973	$3,909
Service cost	17	24
Interest cost	250	214
Actuarial (gain) loss	63	380
Foreign currency exchange rate change	(534)	646
Benefits paid	(200)	(200)
Benefit obligation at end of year	$4,569	$4,973

Change in plan assets:
Fair value of plan assets at beginning of year	$3,067	$2,695
Actual return on plan assets	71	49
Employer contributions	54	60
Benefits paid	(178)	(176)
Foreign currency exchange rate change	(332)	439
Fair value of plan assets at end of year	$2,682	$3,067
Funded status at end of year	$(1,887)	$(1,906)

Amounts Recognized in the Consolidated Balance Sheets

	June 30,
	2009	2008
Pension liability - current liabilities	$(19)	$(28)
Pension liability - non-current liabilities	(1,868)	(1,878)
	$(1,887)	$(1,906)

Amounts Recognized in Other Comprehensive Income were as follows (dollars in thousands):

	June 30,
	2009	2008
Net (gain) loss	$(48)	$(193)
Net transition cost	5	45
	$(43)	$(148)

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The accumulated benefit for all defined benefit pension plans was $4,553,000 and $4,949,000 at June 30, 2009 and 2008, respectively.

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	June 30,
	2009	2008
	(Dollars in thousands)
Projected benefit obligation	$4,569	$4,973
Accumulated benefit obligation	4,553	4,949
Fair value of plan assets	2,682	3,067

The following tables provide the components of net periodic pension cost recognized in earnings for the fiscal years ended June 30, 2009, 2008 and 2007:

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Year ended June 30,
	2009	2008	2007
	(Dollars in thousands)
Net Periodic Benefit Cost
Service cost	$17	$24	$31
Interest cost	250	214	233
Expected return on plan assets	(131)	(133)	(108)
Amortization of unrecognized net transition obligation (asset)	35	37	33
Recognized actuarial (gain) loss	-	(118)	43
Net periodic benefit cost	$171	$24	232

The estimated net transition obligation, net (gain) loss, and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net period benefit cost over the next fiscal year are $5,000,  $2,000 and $0, respectively.

Assumptions

The following table sets forth the assumptions used to determine benefit obligations:

	June 30,
	2009	2008
Discount rate	6.01%	5.90%
Compensation increase rate	2.00%	2.00%

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following table sets forth the assumptions used to determine net periodic benefit cost:

	Year Ended June 30,
	2009	2008	2007
Discount rate	5.90%	5.10%	4.70%
Expected return on plan assets	5.00%	4.60%	4.20%
Compensation increase rate	2.00%	2.00%	2.50%

On an annual basis we adjust the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations.

Plan Assets

Our pension plan weighted-average asset allocations at June 30, 2009 and 2008, by asset category are as follows:

	Plan Assets at June 30,
	2009		2008
Asset Category	$	%	$	%
Cash	$76	2.8%	$18	0.6%
Equity securities	2,606	97.2%	3,049	99.4%
Total	$2,682	100.0%	$3,067	100.0%

Plan assets as of June 30, 2009 and 2008 are comprised primarily of investments in managed funds consisting of German life insurance equity funds.  In estimating the expected return on plan assets, we consider past performance and future expectations for the fund.  Plan assets are heavily weighted toward dividend yielding equity investments that yield consistent, dependable dividends.  We utilize an active management strategy through third-party investment managers to minimize risk and maximize return.

Contributions

We expect to contribute $46,000 to our defined benefit pension plans in fiscal year 2010.

Estimated future benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (dollars in thousands):

Pension
Benefits
2010	$234
2011	268
2012	294
2013	308
2014	319
2015 - 2019	1,813

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

10.	Geographic Information

In accordance with SFAS 131, Disclosure about Segments of an Enterprise and Related Information, effective July 1, 2005, we operate in two segments, products and services, as disclosed within the Statements of Operations.  We do not identify assets on a segment basis and do not allocate costs below gross margin on a segment basis.  We attribute revenues to individual countries and geographic areas based upon location of our selling operating subsidiaries. A summary of our financial data by geographic area follows (dollars in thousands):

	Year ended June 30,
	2009	2008	2007

United States	$54,918	$53,210	$50,915

Japan	9,559	6,965	8,606
Other Asia Pacific countries	1,789	2,891	1,801
Asia Pacific	11,348	9,856	10,407

Europe	5,374	7,750	7,827

Other	-	-	-
Total revenue	$71,640	$70,816	$69,149

	June 30,
	2009	2008
	(Dollars in thousands)
Long lived assets:
United States	$6,784	$25,336
Europe	414	704
Japan	1,741	1,201
Asia/Pacific - other	36	63
Total	$8,975	$27,304

11.	Share-Based Compensation

We have Stock Option Plans providing for the grant of incentive stock options to employees and non-qualified stock options to employees and directors.  The Compensation Committee of the Board of Directors (“Compensation Committee”) administers the Stock Option Plans.  Under the plans, the Compensation Committee may award, in addition to stock options, shares of Common Stock on a restricted basis.  The plans also specifically provide for stock appreciation rights and authorize the Compensation Committee to provide, either at the time of the grant of an option or otherwise, that the option may be cashed out upon terms and conditions to be determined by the Committee or the Board.

Option awards are granted with an exercise price equal to the market price of our stock at the date of grant.  We recognize stock compensation expense in accordance with SFAS 123(R) over the requisite service period of the individual grantees, which generally equals the vesting period.  All of our stock compensation is accounted for as equity instruments.

Our 2001 Stock Option Plan became effective November 1, 2001 and replaced the 1991 Restated Stock Option Plan that expired on January 31, 2002.  As of November 1, 2001 there were no options for shares of Common Stock available for future grant under the 1991 Restated Stock Option Plan.  The Amended and Restated 2001 Stock Option Plan terminates on October 31, 2011.  Stockholders have authorized the issuance of up to 2,489,000 shares under these plans and, at June 30, 2009 and 2008 there were 276,000 and 400,000 shares available for future grants, respectively.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

We recorded share-based compensation related to issuance of stock options and restricted stock to employees and directors, as follows (amounts in thousands of dollars):

	Year Ended June 30,
	2009	2008	2007
Share-based compensation expense included in the
Statement of Operations:
Cost of sales	$42	$37	$28
Sales and marketing	154	200	145
Research and development	153	140	270
General and administrative	299	645	472
Total	648	1,022	915
Tax benefit	-	-	-
Share-based compensation expense, net of taxes	$648	$1,022	$915
Increase in basic and diluted loss per share	$0.08	$0.12	$0.13

We use the Black-Scholes valuation model to estimate the fair value of each option award on the date of grant.  In fiscal year 2009, we granted 20,000 stock options with four year vesting.  In fiscal year 2008, we granted 5,000 stock options to the Board of Directors with immediate vesting and granted others 217,400 stock options with four year vesting.  The assumptions used to determine share-based compensation expense were:

	2009	2008	2007

Risk-free interest rate	2.9%	3.6% - 4.3%	4.6% - 5.0%
Expected volatility	70.1%	72.8% - 75.8%	78.0% - 92.0%
Weighted-average volatility	70.1%	75.0%	90.3%
Expected term (in years)	6	6	6
Expected dividend yield	0.0%	0.0%	0.0%

The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate in effect at the time of grant.  Expected volatility is based on historical volatility of our common stock over the period commensurate with the expected life of the options.  The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeitures of options by our employees.  The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends.

Based on historical experience of option pre-vesting cancellations, we assumed an annualized forfeiture rate of 5% for unvested options granted during fiscal year 2009.  We assumed a 7.5% forfeiture rate on options granted during the twelve months ended June 30, 2008.  Under the true-up provisions of SFAS 123(R), we will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

A summary of option activity under the plans as of June 30, 2009, and changes during the year is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Outstanding as of July 1, 2008	734,755	$35.90
Granted	20,000	$6.40
Exercised	-	$-
Forfeited or expired	(175,042)	$27.88
Outstanding as of June 30, 2009	579,713	$35.72	5.87	$-
Vested or expected to vest at June 30, 2009	567,897	$36.24	0.39	$-
Exercisable at June 30, 2009	384,834	$47.94	4.70	$-

The following table summarizes information about stock options outstanding and exercisable at June 30, 2009:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Weighted Average Remaining Contractual Life (In Years)	June 30 2009	Weighted Average Exercise Price	June 30 2009	Weighted Average Exercise Price

$6.40 - $ 13.50	8.02	174,612	$10.49	63,810	$11.89
$14.00 - $ 14.20	7.15	156,372	$14.06	77,295	$14.13
$15.20 - $ 45.60	5.54	120,825	$22.93	115,825	$23.26
$49.40 - $124.38	1.73	115,954	$103.34	115,954	$103.34
$128.13 - $196.25	1.32	11,950	$160.89	11,950	$160.89
$6.40 - $196.25	5.87	579,713	$35.72	384,834	$47.94

The weighted average grant-date fair value of options granted during the fiscal years ended June 30, 2009, 2008 and 2007 was $6.40, $8.30, and $10.70, respectively. The total intrinsic value of options exercised during the fiscal years ended June 30, 2009, 2008 and 2007 was $0, $0, and $46,000, respectively. Total compensation cost of options granted but not yet vested as of June 30, 2009 is $1,294,000, which is expected to be recognized over the weighted average period of 1.24 years. We generally issue new shares to satisfy option exercises.

Cash received from option exercise under all share-based payment arrangements for the fiscal years ended June 30, 2009, 2008 and 2007 was $0, $0 and $13,000, respectively.

For fiscal year 2009, we issued 257,000 shares of restricted stock to employees and the Board of Directors, of which approximately 144,000 shares will be released over a four year vesting period, and the remaining 113,000 will be released only when certain performance criteria are achieved over time. Performance criteria for the performance based restricted shares include achieving certain financial results and or share price. We issued 34,000 and 9,100 shares of restricted stock during fiscal years 2008 and 2007, respectively, which vest over time. We record expense for remaining unvested performance-based restricted stock awards, based upon the grant date fair-value and an assessment of whether the performance criteria will ultimately be met. During fiscal years 2009, 2008 and 2007, we retired $132,000, $143,000 and $584,000, respectively, of restricted stock issued to employees that left Concurrent prior to vesting of their restricted stock awards or because specified performance criteria were not met.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

A summary of the status of our non-vested restricted shares as of June 30, 2009, and changes during the twelve months ended June 30, 2009, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair-Value

Non-vested at July 1, 2008	45,738	10.63
Granted	257,430	3.20
Vested	(16,757)	12.43
Forfeited	(17,231)	7.67
Non-vested at June 30, 2009	269,180	$3.60

The weighted average grant-date fair value of restricted shares granted during the fiscal years ended June 30, 2009, 2008 and 2007 was $3.20, $7.81, and $14.90, respectively.  The total fair value of shares released during the fiscal years ended June 30, 2009, 2008 and 2007 was $63,000, $379,000, and $172,000.  Total compensation cost of restricted stock awards issued, but not yet vested as of June 30, 2009 is $543,000, which is expected to be recognized over the weighted average period of 1.6 years.

12.	Private Placement and Warrants

In May 2007, we issued 1,120,000 shares of Common Stock and warrants in a private placement of public equity for an aggregate purchase price of $14,000,000.  Net proceeds after issuance costs were approximately $12,600,000.  The warrants are exercisable into 280,000 shares of Common Stock at an exercise price of $16.20 per share, which are exercisable as of the date of issuance and expire five years after the date of issuance.  These warrants represent all warrants available for exercise for our Common Stock as of June 30, 2009.  Share amounts have been restated to reflect the Reverse Stock Split.  We used the proceeds of the private placement for general corporate purposes, including working capital and capital expenditures.  The shares issued under this private placement were registered under a registration statement filed with the SEC and declared effective on June 14, 2007.

13.	Term Loan and Revolving Credit Facility

We have a Credit Agreement with Silicon Valley Bank that provides for a $10,000,000 revolving credit line (the “Revolver”) with a borrowing base dependent upon our outstanding North American accounts receivable.   The interest amount is based upon the amount advanced and the rate varies based upon our accounts receivable and the amount of cash in excess of debt.  We may utilize all of our operating accounts with the Bank to meet the required monthly average balance of not less than $1,000,000 in deposits.  The Credit Agreement is secured by substantially all of the assets of Concurrent.  On December 24, 2008, we amended our Credit Agreement with Silicon Valley Bank (the “Amendment”).  The Amendment extended the maturity date of the Credit Agreement from July 1, 2009, to December 31, 2010. The Amendment also created a minimum interest rate so that interest on outstanding principle is calculated as prime plus 0.50% whereby, for purposes of this Amendment, “prime” is the greater of (a) the Bank’s most recently announced “prime” rate,” and (b) 4.00%.  The interest rate on the Revolver was 4.5% as of June 30, 2009. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2010.  Based on the borrowing formula and our financial position as of June 30, 2009, approximately $6,664,000 was available to us under the Revolver.  As of June 30, 2009, $949,000 was drawn under the Revolver, resulting in approximately $5,715,000 of remaining available funds under the Revolver.

The Credit Agreement contains certain financial covenants, including a required adjusted quick ratio (the ratio of cash and accounts receivable to current liabilities and outstanding bank debt (less the current portion of deferred revenue)) of at least 1.25 to 1.00 and a minimum tangible net worth of at least $10,585,000 as of June 30, 2009.  The Credit Agreement also contains customary restrictive covenants concerning our operations.  As of June 30, 2009, our adjusted quick ratio was 3.79 to 1.00 and its tangible net worth (defined as total assets (less goodwill and other intangibles) minus total liabilities) was approximately $28,600,000.  We were in compliance with all applicable covenants as of June 30, 2009.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

14.	Rights Plan and Repurchase Agreement

On July 31, 1992, the Board of Directors of Concurrent declared a dividend distribution of one Series A Participating Cumulative Preferred Right for each share of our Common Stock.  The dividend was made to stockholders of record on August 14, 1992.  On August 7, 2002, the Rights Agreement creating these Rights was extended for another 10 years to August 14, 2012 and American Stock Transfer & Trust Company was appointed as the successor rights agent pursuant to an Amended and Restated Rights Agreement (the “Rights Agreement”).  Under the Rights Agreement, each right becomes exercisable when any person or group acquires 15% of our common stock.  Such an event triggers the Rights Agreement and entitles each right holder to purchase from Concurrent one one-hundredth of a share of Series A Participating Cumulative Preferred Stock at a cash price of $30 per right.  On July 8, 2008, the Rights Agreement was proportionately adjusted to reflect the Reverse Stock Split.

Under certain circumstances, each holder of a Right upon exercise of such right will receive, in lieu of Series A Participating Cumulative Preferred Stock, common stock of Concurrent or its equivalent, or common stock of the acquiring entity, in each case having a value of two times the exercise price of the right.  The rights will expire on August 14, 2012 unless earlier exercised or redeemed, or earlier termination of the Rights Agreement.

On June 23, 2008, our Board authorized the repurchase of up to $2.5 million of our common stock, through a stock repurchase program that expired June 30, 2009. Under the share repurchase program, we were able to repurchase shares from time to time at the discretion of a stock repurchase committee in accordance with applicable securities laws in the open market or in privately negotiated transactions.  We did not repurchase any shares from our management, directors or other insiders.  During the authorization, we repurchased 36,924 shares for $252,000 under this repurchase program, all during fiscal 2009.

15.	Concentration of Risk

Intercompany transfers between geographic areas are accounted for at prices similar to those available to comparable unaffiliated customers.  Sales to unaffiliated customers outside the U.S by our international subsidiaries were $16,722,000, $17,606,000 and $18,234,000 for the years ended June 30, 2009, 2008 and 2007, respectively, which amounts represented 23%, 25% and 26% of total sales for the respective fiscal years.

Sales to the U.S. government, prime contractors and agencies of the U.S. government amounted to approximately $9,410,000, $9,263,000 and $8,936,000 for the years ended June 30, 2009, 2008 and 2007, respectively, which amounts represented 13% of total sales for each of the respective fiscal years.

In addition, the following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for any one of the indicated periods:

	Year ended June 30,
	2009	2008	2007
Customer A	19%	12%	19%
Customer B	18%	10%	<10%
Customer C	<10%	<10%	11%

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

We assess credit risk through ongoing credit evaluations of customers’ financial condition and collateral is generally not required.  Three customers accounted for $2,019,000 or 14%, $1,599,000 or 11%, and $1,536,000 or 10% of trade receivables, respectively, at June 30, 2009.  Two customers accounted for $1,807,000 or 12% and $1,398,000 or 10% of trade receivables, respectively, at June 30, 2008.  There were no other customers representing 10% or more of our trade receivables at June 30, 2009 and 2008.

We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms.  For the year ended June 30, 2009, purchases from three suppliers accounted for 22%, 16% and 16% of our purchases, respectively.  For the year ended June 30, 2008, purchases from three suppliers accounted for 25%, 21% and 15% of our purchases, respectively.  For the year ended June 30, 2007, purchases from two suppliers accounted for 23% and 19% of our purchases, respectively.  There were no other suppliers during fiscal years 2009, 2008 or 2007 representing 10% or more of our total purchases.

16.	Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of quarterly financial results for the years ended June 30, 2009 and 2008:

	Three Months Ended
	September 30,	December 31,	March 31,		June 30,
	2008	2008	2009		2009
	(Dollars in thousands, except per share amounts)
2009

Net sales	$18,335	$18,120	$19,243		$15,942
Gross margin	$10,282	$10,620	$10,977		$9,432
Operating income (loss)	$552	$895	$(16,057	)(1)	$342
Net income (loss)	$93	$530	$(15,345	)(1)	$245
Net income (loss) per share-basic	$0.01	$0.06	$(1.85	)(1)	$0.03
Net income (loss) per share-diluted	$0.01	$0.06	$(1.85	)(1)	$0.03

	Three Months Ended
	September 30,		December 31,	March 31,	June 30,
	2007		2007	2008	2008
	(Dollars in thousands, except per share amounts)
2008

Net sales	$16,255		$17,578	$19,374	$17,609
Gross margin	$8,555		$9,459	$10,599	$9,486
Operating income (loss)	$(1,797)		$(847)	$56	$(1,299)
Net income (loss)	$1,744	(2)	$(769)	$301	$(1,011)
Net income (loss) per share-basic (3)	$0.21	(2)	$(0.09)	$0.04	$(0.12)
Net income (loss) per share-diluted (3)	$0.21	(2)	$(0.09)	$0.04	$(0.12)

(1)
Operating loss, net income and earnings per share for the three months ended March 31, 2009 include a $17.1 million impairment of intangible assets.  Net loss and loss per share for the three months ended March 31, 2009 also include a $430,000 deferred tax benefit associated with the full impairment of the intangible assets.

(2)
Net income and earnings per share for the three months ended September 30, 2007 include a $1.9 million net gain on arbitration settlement, related to alleged defective parts provided to us by one of our suppliers and a $1.4 million net recovery of minority investment, related to proceeds received from the liquidation of the remaining assets of Thirdspace Living Limited (“Thirdspace”), for the partial recovery of the previously recognized impairment charge of our investment in Thirdspace.

(3)	Restated to reflect the one-for-ten reverse stock split, made effective July 9, 2008.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

17.	Commitments and Contingencies

We lease certain sales and service offices, warehousing, and equipment under various operating leases.  The leases expire at various dates through 2014 and generally provide for the payment of taxes, insurance and maintenance costs.  Additionally, certain leases contain escalation clauses that provide for increased rents resulting from the pass through of increases in operating costs, property taxes and consumer price indexes.

At June 30, 2009, future minimum lease payments for the years ending June 30 are as follows (dollars in thousands):

2010	$1,702
2011	1,781
2012	1,774
2013	1,674
2014	1,190
2015 and thereafter	1,282
$9,403

Rent expense under all operating leases amounted to $2,880,000, $3,403,000 and $3,870,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

From time to time, we are involved in litigation incidental to the conduct of our business.  We believe that such pending litigation will not have a material adverse effect on our results of operations or financial condition.

We enter into agreements in the ordinary course of business with customers that often require us to defend and/or indemnify the customer against intellectual property infringement claims brought by a third party with respect to our products.  For example, we were notified that certain of our customers have been sued by the following companies, in the noted jurisdictions, regarding the listed patents:

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

Some of our customers have requested indemnification under their agreements with us.  We continue to review our potential obligations under our indemnification agreements with these customers and the indemnity obligations to these customers from other vendors that also provided systems and services to these customers.  From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from the acts or omissions of us, our employees, authorized agents or subcontractors.  To date, we have not encountered material costs as a result of such obligations and have not accrued any material liabilities related to such indemnifications in the financial statements under FIN No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  The maximum potential amount of future payments that we could be required to make is unlimited.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Pursuant to the terms of the employment agreements with the executive officers of Concurrent, employment may be terminated by either Concurrent or the respective executive officer at any time.  In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation equivalent to 6 to 12 months, depending on the officer, of annualized base salary then in effect.  Additionally, if terminated, our chief executive officer and chief financial officer may be entitled to bonuses during the severance period.  At June 30, 2009, the maximum contingent liability under these agreements is $1,942,000.  Our employment agreements with certain of our officers contain certain offset provisions, as defined in their respective agreements.

SCHEDULE II

CONCURRENT COMPUTER CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended June 30, 2009, 2008 and 2007
(Dollars in thousands)

Description	Balance at Beginning Of Year	Charged To Costs And Expenses	Deductions (a)	Balance At End Of Year

Reserves and allowances deducted from asset accounts or accrued as expenses:

2009
Allowance for doubtful accounts	$90	$13	$(6)	$97
Warranty accrual	198	302	(297)	203

2008
Allowance for doubtful accounts	96	-	(6)	90
Warranty accrual	343	126	(271)	198

2007
Allowance for doubtful accounts	380	(188)	(96)	96
Warranty accrual	376	192	(225)	343

(a)	Charges and adjustments to the reserve accounts for write-offs and credits issued during the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCURRENT COMPUTER CORPORATION
(Registrant)

By:	/s/ Dan Mondor
Dan Mondor
President and Chief Executive Officer

Date: August 28, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities indicated on August 28, 2009.

NAME	TITLE

/s/ Steve G. Nussrallah	Chairman of the Board and Director
Steve G. Nussrallah

/s/ Dan Mondor	President, Chief Executive Officer and Director
Dan Mondor	(Principal Executive Officer)

/s/ Emory O. Berry	Chief Financial Officer and Executive Vice President of Operations
Emory O. Berry	(Principal Financial and Accounting Officer)

/s/ Charles Blackmon	Director
Charles Blackmon

/s/ Larry L. Enterline	Director
Larry L. Enterline

/s/ C. Shelton James	Director
C. Shelton James

/s/ Krish Panu	Director
Krish Panu

Exhibit	Description Of Document

3.1	--Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	--Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	--Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

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