Form 10-Q
period 2009-09-30
CONCURRENT COMPUTER CORP/DE
filed 2009-11-02
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009
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
Yes   ☐ No   ☐

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
Yes  ☐    No  ☒

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of October 29, 2009 was 8,341,000.

Concurrent Computer Corporation
Form 10-Q

For the Three Months Ended September 30, 2009

EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

Part I	Financial Information

Item 1.	Condensed Consolidated Financial Statements

Concurrent Computer Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

	September 30,	June 30,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,184	$29,110
Accounts receivable, less allowance for doubtful accounts of $84 at September 30, 2009 and $97 at June 30, 2009	10,997	14,546
Inventories, net	4,134	3,060
Prepaid expenses and other current assets	1,887	1,444
Total current assets	44,202	48,160

Property, plant and equipment, net	4,560	3,860
Intangible - purchased technology, net	2,937	3,166
Intangible - customer relationships, net	1,214	1,257
Other long-term assets, net	748	692
Total assets	$53,661	$57,135

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$8,969	$10,582
Deferred revenue	6,679	7,870
Total current liabilities	15,648	18,452

Long-term liabilities:
Deferred revenue	836	1,041
Revolving bank line of credit	949	949
Pension liability	1,971	1,868
Other	1,568	1,297
Total liabilities	20,972	23,607

Commitments and contingencies (Note 12)

Stockholders' equity:
Shares of common stock, par value $.01; 100,000,000 authorized;8,324,416 and 8,321,916 issued and outstanding at September 30, 2009 and June 30, 2009, respectively	83	83
Capital in excess of par value	205,232	205,222
Accumulated deficit	(173,274)	(172,259)
Treasury stock, at cost; 37,788 at September 30, 2009and June 30, 2009	(255)	(255)
Accumulated other comprehensive income	903	737
Total stockholders' equity	32,689	33,528

Total liabilities and stockholders' equity	$53,661	$57,135

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	September 30,
	2009	2008
Revenues:
Product	$6,682	$12,049
Service	6,068	6,286
Total revenues	12,750	18,335

Cost of sales:
Product	2,890	5,635
Service	2,121	2,418
Total cost of sales	5,011	8,053

Gross margin	7,739	10,282

Operating expenses:
Sales and marketing	3,805	3,568
Research and development	3,100	3,839
General and administrative	1,917	2,323
Total operating expenses	8,822	9,730

Operating (loss) income	(1,083)	552

Interest income	26	111
Interest expense	(28)	(29)
Other income (expense)	100	(291)

(Loss) income before income taxes	(985)	343

Provision for income taxes	30	250

Net (loss) income	$(1,015)	$93

Net (loss) income per share
Basic	$(0.12)	$0.01
Diluted	$(0.12)	$0.01
Weighted average shares outstanding - basic	8,286	8,292
Weighted average shares outstanding - diluted	8,286	8,308

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(1,015)	$93
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	766	775
Share-based compensation	10	82
Other non-cash expenses	(59)	362
Changes in operating assets and liabilities:
Accounts receivable	3,549	(3,089)
Inventories	(1,101)	1,656
Prepaid expenses and other current assets	(427)	(434)
Other long-term assets	(48)	99
Accounts payable and accrued expenses	(1,613)	(3,652)
Deferred revenue	(1,396)	1,892
Other long-term liabilities	293	(29)
Total adjustments to net (loss) income	(26)	(2,338)
Net cash used in operating activities	(1,041)	(2,245)

INVESTING ACTIVITIES
Capital expenditures	(1,126)	(646)
Net cash used in investing activities	(1,126)	(646)

FINANCING ACTIVITIES
Purchase of treasury stock	-	(252)
Net cash used in financing activities	-	(252)

Effect of exchange rates on cash and cash equivalents	241	(360)

Decrease in cash and cash equivalents	(1,926)	(3,503)
Cash and cash equivalents at beginning of period	29,110	27,359
Cash and cash equivalents at end of period	$27,184	$23,856

Cash paid during the period for:
Interest	$16	$15
Income taxes (net of refunds)	$426	$412

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

Our condensed consolidated interim financial statements are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2009.  There have been no changes to our Significant Accounting Policies as disclosed in Note 2 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2009.  The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

Income Taxes

As of June 30, 2009, we had U.S. federal tax net operating loss carryforwards of approximately $145.5 million for income tax purposes, of which $10.3 million expire in fiscal year 2010, and the remainder expire at various dates through 2028.

Recently Issued Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) No. 2009-13, “Multiple Deliverable Revenue Arrangements – A consensus of the FASB Emerging Issues Task Force.”  The guidance provides principles and application guidance on whether multiple deliverables exist, determining the unit of accounting for each deliverable, and the consideration allocated to the separate units of accounting.  Additionally, this guidance requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, eliminates the use of the residual method, and requires an entity to allocate revenue using the relative selling price method.  However, guidance on determining when the criteria for revenue recognition are met and how an entity should recognize revenue for a given unit of accounting are contained in other accounting literature.  The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Earlier application is permitted as of the beginning of an entity’s fiscal year, and would be applied retrospectively as of the beginning of the fiscal year, if applied subsequent to the first quarter of a fiscal year.  We are currently evaluating the impact of adoption of this accounting standard on our consolidated financial statements.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

In September 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements – A consensus of the FASB Emerging Issues Task Force” which amends Accounting Standards Codification (“ASC”) 985-605, “Software: Revenue Recognition” to exclude from its scope certain tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  This guidance focuses on determining which arrangements are within the scope of the software revenue guidance in Topic 985 (previously included in AICPA Statement of Position 97-2, Software Revenue Recognition) and which are not. This guidance also removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis.  Earlier application is permitted as of the beginning of an entity’s fiscal year, and would be applied retrospectively as of the beginning of the fiscal year, if applied subsequent to the first quarter of a fiscal year.  We are currently evaluating the impact of adoption of this accounting standard on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value.” This ASU clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. This guidance becomes effective for us on October 1, 2009. We have evaluated this guidance and have determined there are no significant impacts to our financial position or results of operations.

2.	Basic and Diluted Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.  Common share equivalents of 984,000 and 1,051,000 for the three months ended September 30, 2009 and 2008, respectively, were excluded from the calculation as their effect was antidilutive.  The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

	Three Months Ended
	September 30,
	2009	2008
Basic and diluted earnings per share (EPS) calculation:
Net (loss) income	$(1,015)	$93

Basic weighted average number of shares outstanding	8,286	8,292
Effect of dilutive securities:
Restricted stock	-	16
Diluted weighted average number of shares outstanding	8,286	8,308
Basic EPS	$(0.12)	$0.01
Diluted EPS	$(0.12)	$0.01

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

3.	Share-Based Compensation

At September 30, 2009, we had share-based employee compensation plans which are described in Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2009.  Option awards are granted with an exercise price equal to the market price of our stock at the date of grant.  We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  During the three months ended September 30, 2009, we issued 268,000 shares of restricted stock to our employees, of which approximately 102,000 shares will be released over a four year vesting period, and the remaining 166,000 will be released only when certain performance or market criteria are achieved over time.  Performance criteria for the performance based restricted shares include achieving certain financial results, and market criteria include achieving certain share prices.  As of September 30, 2009, we had approximately 560,000 stock options and approximately 527,000 restricted shares outstanding.

During the three months ended September 30, 2009 and 2008, we recorded $10,000 and $82,000, respectively, of share-based compensation related to issuances of stock options and restricted stock to employees and directors.

4.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method.  We establish excess and obsolete inventory reserves based upon historical and anticipated usage.  The components of inventories are as follows (in thousands):

	September 30,	June 30,
	2009	2009
Raw materials, net	$3,083	$2,239
Work-in-process	327	289
Finished goods	724	532
	$4,134	$3,060

At September 30, 2009 and June 30, 2009, some portion of our inventory was in excess of the current requirements based upon the planned level of sales for future years.  Accordingly, we have reduced our gross raw materials inventory by $1,268,000 at September 30, 2009 and $1,242,000 at June 30, 2009, to the estimated net realizable value.

5.	Fair Value Measurements

As of July 1, 2009, we have fully adopted all provisions of the Financial Accounting Standards Board’s (“FASB’s”) ASC that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This guidance defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.  The fair value, in this context, should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.  In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

The FASB ASC requires certain disclosures around fair value and establishes a fair value hierarchy for valuation inputs.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety.  These levels are:

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;

●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

Our debt is relatively short-term in nature and is based on variable interest rates, therefore the carrying value of the debt approximates fair value, which would be based on Level 2 inputs.  The remaining recorded value of our assets and liabilities approximate fair value, as applicable under generally accepted accounting principles.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

6.	Other Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30,	June 30,
	2009	2009
Cost of amortizable intangibles:
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Total cost of intangibles	9,600	9,600
Less accumulated amortization:
Purchased technology	(4,763)	(4,534)
Customer relationships	(686)	(643)
Total accumulated amortization	(5,449)	(5,177)

Total intangible assets, net	$4,151	$4,423

Amortization expense was $272,000 for each of the three months ended September 30, 2009 and 2008, respectively.

7.	Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands):

	September 30,	June 30,
	2009	2009
Accounts payable, trade	$4,760	$4,175
Accrued payroll, vacation, severance and other employee expenses	2,892	4,682
Other accrued expenses	1,317	1,725
	$8,969	$10,582

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

8.	Comprehensive Income (Loss)

Our total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Net income (loss)	$(1,015)	$93

Other comprehensive income (loss):
Foreign currency translation adjustment	164	71
Adjustment in pensions	1	11

Total comprehensive income (loss)	$(850)	$175

9.	Concentration of Credit Risk, Segment, and Geographic Information

We operate in two segments, products and services, as disclosed within our condensed consolidated Statements of Operations.  We do not identify assets on a segment basis.  We attribute revenues to individual countries and geographic areas based upon location of our selling operating subsidiaries.  A summary of our revenues by geographic area follows (dollars in thousands):

	Three Months Ended
	September 30,
	2009	2008
United States	$10,085	$15,228

Japan	869	1,989
Other Asia Pacific countries	923	222
Asia Pacific	1,792	2,211

Europe	873	896

Total revenue	$12,750	$18,335

In addition, the following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for any one of the indicated periods:

	Three Months Ended
	September 30,
	2009	2008
Customer A	15%	<10%
Customer B	12%	27%
Customer C	10%	20%

We assess credit risk through ongoing credit evaluations of customers’ financial condition and collateral is generally not required.  At September 30, 2009, one customer accounted for $1,640,000 or 15% of trade receivables.  At June 30, 2009, one customer accounted for $2,019,000 or 14% of trade receivables, a second customer accounted for $1,599,000 or 11% and a third customer accounted for $1,536,000 or 10% of trade receivables.  No other customers accounted for 10% or more of trade receivables as of September 30, 2009 or June 30, 2009.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms.  For the three months ended September 30, 2009, purchases from two suppliers were equal to, or in excess of 10% of our total purchases.  These two suppliers accounted for 27% and 12% of our purchases during the three months ended September 30, 2009.  Also, for the three months ended September 30, 2008, purchases from three suppliers were equal to, or in excess of 10% of our total purchases.  These three suppliers accounted for 23%, 17% and 13% of our purchases during the three months ended September 30, 2008.

10.	Term Loan and Revolving Credit Facility

We have a Credit Agreement with Silicon Valley Bank (the “Credit Agreement”) that provides for a $10,000,000 revolving credit line (the “Revolver”) with a borrowing base dependent upon our outstanding North American accounts receivable and a maturity date of December 31, 2010.   The interest amount is based upon the amount advanced and the rate varies based upon our accounts receivable and the amount of cash in excess of debt.  The Credit Agreement establishes a minimum interest rate so that interest on outstanding principle is calculated as prime plus 0.50% whereby, for purposes of the Credit Agreement, “prime” is the greater of (a) Silicon Valley Bank’s most recently announced “prime” rate,” and (b) 4.00%.  The interest rate on the Revolver was 4.50% as of September 30, 2009. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2010.  Based on the borrowing formula and our financial position as of September 30, 2009, approximately $7,176,000 was available to us under the Revolver.  As of September 30, 2009, $949,000 was drawn under the Revolver, resulting in approximately $6,227,000 of remaining available funds under the Revolver.

In addition, the Credit Agreement contains certain financial covenants, including a required adjusted quick ratio (the ratio of cash and accounts receivable to current liabilities (less the current portion of deferred revenue)) of at least 1.25 to 1.00 and a minimum tangible net worth, as defined, of at least $10,585,000, as of September 30, 2009. The Credit Agreement also contains customary restrictive covenants concerning our operations.  As of September 30, 2009, we were in compliance with these covenants as our adjusted quick ratio was 3.85 to 1.00 and our tangible net worth was $28,008,000.

11.	Retirement Plans

The following table provides a detail of the components of net periodic benefit cost of our German Subsidiary’s defined benefit pension plan for the three months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended
	September 30,
	2009	2008
Service cost	$4	$5
Interest cost	69	68
Expected return on plan assets	(29)	(35)
Amortization of transition amount	1	10
Net periodic benefit cost	$45	$48

We contributed $14,000 and $15,000 to our German subsidiary’s defined benefit plan during the three months ended September 30, 2009 and 2008, respectively, and expect to make similar contributions during the remaining quarters of fiscal 2010.

We maintain a retirement savings plan, available to U.S. employees, which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code.  During the first quarter of fiscal year 2010, we suspended the matching of our employee’s retirement savings plan contribution as a temporary measure to reduce costs.  Prior to this suspension, we matched 50% of up to 5% of an employee’s salary invested in our 401K program.  During the three months ended September 30, 2009 and 2008, we contributed $68,000 and $150,000 to this plan, respectively.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

We also maintain a defined contribution plan (“Stakeholder Plan”) for our U.K. based employees.  Previously, we also had agreements with certain of our U.K. based employees to make supplementary contributions to the Stakeholder Plan, contingent upon their continued employment with Concurrent.  This supplementary contribution program ended in May 2009.  During the three months ended September 30, 2009 and 2008, we contributed $36,000 and $108,000 to the Stakeholder Plan, respectively.

12.	Commitments and Contingencies

We, from time to time, are involved in litigation incidental to the conduct of our business.  We believe that such pending litigation will not have a material adverse effect on our results of operations or financial condition.

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

We continue to review our potential obligations under our indemnification agreements with these customers and the indemnity obligations to these customers from other vendors that also provided systems and services to these customers.  From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from our acts or omissions, our employees, authorized agents or subcontractors.  To date, we have not encountered material costs as a result of such obligations and have not accrued any material liabilities related to such indemnifications in the financial statements under ASC 460-10-25.  The maximum potential amount of future payments that we could be required to make is unlimited.

Pursuant to the terms of the employment agreements with our executive officers, employment may be terminated by either the respective executive officer or us at any time.  In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period.  At September 30, 2009, the maximum contingent liability under these agreements is $1,942,000.  Our employment agreements with certain of our officers contain certain offset provisions, as defined in their respective agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto which appear elsewhere herein.  Except for the historical financial information, many of the matters discussed in this Item 2 may be considered “forward-looking” statements that reflect our plans, estimates and beliefs.  Actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Cautionary Note regarding Forward-Looking Statements,” elsewhere herein and in other filings made with the Securities and Exchange Commission (the “SEC”).

Overview

We are a provider of computing technologies and software applications and related services for the video solutions market and the high-performance, real-time market.  Our business is comprised of two segments for financial reporting purposes: products and services.  We provide products and services for each of these markets.

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

We are implementing our strategy to sell our video solutions, including our media data and advertising solutions, to the internet and mobile device markets.  We believe this strategy may have a positive impact on our business; however, we cannot assure the success or timing of this initiative.  We expect to continue to review and realign our cost structure as needed, balanced with investing in the business.

Application of Critical Accounting Estimates

The SEC defines “critical accounting estimates” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  For a complete description of our critical accounting policies, please refer to the “Application of Critical Accounting Policies” in our most recent Annual Report on Form 10-K for the year ended June 30, 2009 filed with the SEC on August 28, 2009.

As described in footnote 1 of the financial statements, in September, 2009 the FASB issued accounting guidance pertaining to revenue arrangements with multiple deliverables, and accounting guidance on all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  Once adopted, these accounting standards may result in changes to our critical accounting estimates pertaining to revenue recognition.

Results of Operations

The three months ended September 30, 2009 compared to the three months ended September 30, 2008

	Three Months Ended
	September 30,
(Dollars in Thousands)	2009	2008	$ Change	% Change
Product revenues	$6,682	$12,049	$(5,367)	(44.5%)
Service revenues	6,068	6,286	(218)	(3.5%)
Total revenues	12,750	18,335	(5,585)	(30.5%)

Product cost of sales	2,890	5,635	(2,745)	(48.7%)
Service cost of sales	2,121	2,418	(297)	(12.3%)
Total cost of sales	5,011	8,053	(3,042)	(37.8%)

Product gross margin	3,792	6,414	(2,622)	(40.9%)
Service gross margin	3,947	3,868	79	2.0%
Total gross margin	7,739	10,282	(2,543)	(24.7%)

Operating expenses:
Sales and marketing	3,805	3,568	237	6.6%
Research and development	3,100	3,839	(739)	(19.2%)
General and administrative	1,917	2,323	(406)	(17.5%)
Total operating expenses	8,822	9,730	(908)	(9.3%)

Operating (loss) income	(1,083)	552	(1,635)	NM (1)

Interest (expense) income - net	(2)	82	(84)	NM (1)
Other income (expense) - net	100	(291)	391	NM (1)

(Loss) income before income taxes	(985)	343	(1,328)	NM (1)

Provision for income taxes	30	250	(220)	NM (1)

Net (loss) income	$(1,015)	$93	$(1,108)	NM (1)

(1) NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the three months ended September 30, 2009 was $6.7 million, a decrease of approximately $5.4 million, or 44.5%, from approximately $12.0 million for the three months ended September 30, 2008.  The decrease in product revenue resulted from a $6.5 million, or 77.4%, decrease in video product sales during the three months ended September 30, 2009, compared to the same period in the prior year.  Video product sales decreased by $6.1 million in the United States due to significant reductions in purchases from our two largest customers.  We believe that the decreasing volume of video product sales is primarily due to the impact of the economic downturn and the pace at which our broadband customers implement, upgrade or replace video technology.  The recent trend of declining video product sales may continue as a result of the sustained economic downturn.  Fluctuation in video revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.

Partially offsetting the decline in video product revenue, revenue from our real-time products increased by $1.1 million, or 30.4%, during the three months ended September 30, 2009, compared to the same period in the prior year, primarily due to increasing real-time product sales in the United States during the current period.  Real-time product sales increased by $1.2 million in the United States primarily due to the sale of first generation, legacy, Aegis system spares during the three months ended September 30, 2009, compared to the same period in the prior year.  While real-time product revenues increased during the current three month period, compared to the same period in the prior year, the impact of the economic downturn on our customers may impact our real-time product sales in future periods.

Service Revenue.  Total service revenue for the three months ended September 30, 2009 was $6.1 million, a decrease of $0.2 million, or 3.5%, from $6.3 million for the three months ended September 30, 2008.  The decrease in service revenue was due to the $0.3 million, or 7.8%, decrease in service revenue related to video products.  Video service revenue decreased due to lower installation revenue in the three months ended September 30, 2009, compared to the same period in the prior year.  Lower installation service revenue was attributable to the recent trend of lower system sales volume, from which installation service revenue is often derived, and from the timing of installation services.

Service revenues related to real-time product sales remained relatively flat during the three months ended September 30, 2009, compared to the same period in the prior year.  However, we have experienced a steady decline in real-time service revenues over the past few years, as our legacy products have been removed from service and, to a lesser extent, from customers purchasing our new products that produce less service revenue.  We expect real-time service revenues to ultimately decline further, partially offset by newer system service, as legacy systems continue to be removed from service.

Product Gross Margin.  Product gross margin was $3.8 million for the three months ended September 30, 2009, a decrease of approximately $2.6 million, or 40.9%, from approximately $6.4 million for the three months ended September 30, 2008.  Product gross margin as a percentage of product revenue increased to 56.7% in the three months ended September 30, 2009 from 53.2% in the three months ended September 30, 2008.  Product margins decreased in terms of dollars due to lower product revenue during the three months ended September 30, 2009, compared to the same period of the prior year.  Product gross margins, as a percentage of product revenue, increased primarily because higher margin real-time legacy system sales accounted for a greater portion of total product revenue during the three months ended September 30, 2009, compared to the same period in the prior year.

Service Gross Margin.  The gross margin on service revenue increased to 65.0% of service revenue in the three months ended September 30, 2009 from 61.5% of service revenue in the three months ended September 30, 2008.  The increase in service margins as a percentage of service revenue was primarily due to the $0.3 million reduction in service costs during the three months ended September 30, 2009, compared to the same period in the prior year.  Decreasing service costs resulted from decreasing headcount and severance costs, as we have focused on managing costs of the infrastructure that is necessary to fulfill service and support provided for our products.  We expect to maintain similar or slightly lower service margins as we continue to manage costs related to our maintenance and support infrastructure.

Sales and Marketing.  Sales and marketing expenses increased approximately $0.2 million, or 6.6% to $3.8 million in the three months ended September 30, 2009 from $3.6 million in the three months ended September 30, 2008.  Sales and marketing expense increased primarily because we incurred $0.2 million of additional costs to support channel partner sales and other business development opportunities during the three months ended September 30, 2009, compared to the same period in the prior year.  Also, we incurred $0.1 million of additional severance costs as a result of changes to our sales group during the three months ended September 30, 2009.  Partially offsetting these increases in costs, we incurred $0.1 million less in incentive compensation primarily due to lower revenue in the three months ended September 30, 2009, compared to the same period in the prior year.  We anticipate that our sales and marketing expenses may increase in the upcoming fiscal year as we implement our strategy to sell our video solutions to the internet and mobile device markets, as well as increase our effort to sell through new channels.

Research and Development.  Research and development expenses decreased approximately $0.7 million, or 19.2%, to approximately $3.1 million in the three months ended September 30, 2009 from $3.8 million in the three months ended September 30, 2008.  Decreasing research and development expenses were primarily attributable to a $0.7 million reduction of research and development related salaries, benefits and other employee related costs, resulting from headcount reductions, as part of our effort to reduce operating expenses.  We anticipate that our research and development expenses may increase this fiscal year as we implement our strategy to develop video solutions for the internet and mobile device markets.

General and Administrative.  General and administrative expenses decreased approximately $0.4 million, or 17.5%, to approximately $1.9 million in the three months ended September 30, 2009 from $2.3 million in the three months ended September 30, 2008.  General and administrative expense decreased primarily because we incurred $0.2 million less in consulting fees, primarily attributable to prior year strategic planning costs.  Additionally, we were able to reduce our accounting costs by $0.1 million and insurance costs by $0.1 million during the three months ended September 30, 2009, compared to the same period in the prior year.

Other (Expense) Income - net.  During the three months ended September 30, 2009, we incurred approximately $0.1 million of realized currency translation gains.  These gains resulted from the increasing value of the Japanese yen and euro during three months ended September 30, 2009 and the resulting impact on foreign currency transactions by our subsidiaries for which the Japanese yen and euro are the functional currency.  During the three months ended September 30, 2008, we incurred approximately $0.3 million of realized currency translation losses.  These losses resulted from the decline in the value of the euro during the three months ended September 30, 2008, and the resulting impact foreign currency transactions by our subsidiaries for which the euro is the functional currency.

Provision for Income Taxes.  We recorded an income tax expense for our domestic and foreign subsidiaries of less than $0.1 million in the three months ended September 30, 2009, compared to tax expense $0.3 million for our domestic and foreign subsidiaries in the three months ended September 30, 2008.  We have significant net operating loss carryforwards available to offset taxable income in the United States and in many of the foreign locations in which we operate.  However, during the three months ended September 30, 2008 our subsidiaries in Japan and the United Kingdom, which have no remaining net operating loss carryforwards to offset taxable income, generated taxable income.  During the three months ended September 30, 2009, our subsidiary in Japan did not generate taxable income, resulting in a lower total tax provision during the three months ended September 30, 2009 compared to the same period in the prior year.

Net (Loss) Income.  The net loss for the three months ended September 30, 2009 was ($1.0) million or ($0.12) per basic and diluted share, compared to net income for the three months ended September 30, 2008 of $0.1 million, or $0.01 per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent on many factors, including sales volume, operating results and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•	the impact of the global economic recession on our business and our customers;

•	the rate of growth or decline, if any, of video solutions market expansions and the pace that broadband companies implement, upgrade or replace video technology;

•	the rate of growth or decline, if any, of deployment of our real-time operating systems and tools;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	our ability to manage expenses consistent with the rate of growth or decline in our markets;

•	the success of our strategy to sell our solutions to the internet and mobile video markets;

•	our ability to implement our strategy to develop and sell solutions to the internet and mobile device markets;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product sales;

•	our ability to leverage the potential of our media data management to serve advanced advertising and other related data initiatives;

•	our ability to raise additional capital, if necessary;

•	our ability to obtain additional or replacement bank financing, if necessary;

•	our ability to meet the covenants contained in our Credit Agreement;

•	timing of product shipments, which typically occur during the last month of the quarter;

•
our reliance on a small customer base (2 of our video customers accounted for 37% of our revenue in fiscal year 2009, and three customers accounted for 37% of our revenue in fiscal year 2010 first quarter ended September 30, 2009);

•	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles; and

•
the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as maintained levels of capital.

Uses and Sources of Cash

We used $1.0 million of cash from operating activities during the three months ended September 30, 2009 compared to using $2.2 million of cash during the three months ended September 30, 2008.  Operating cash outflow during the three months ended September 30, 2009 was primarily attributable to payment of prior year bonuses, and the timing of payroll payments and inventory purchases during the period.  Prior period operating cash outflow was primarily attributable to the timing of accounts receivable collection and the payment of prior year payables and accruals during the period.

We invested $1.1 million in property, plant and equipment during the three months ended September 30, 2009 compared to $0.6 million during the three months ended September 30, 2008.  Capital additions during three months ended September 30, 2009 were primarily related to development and testing equipment required to implement our strategy to develop and sell solutions to the internet and mobile device markets.  Capital additions during the three months ended September 30, 2008 related primarily to demonstration systems and product development and testing equipment related to our traditional markets.  We expect capital additions to continue at a similar or slightly lower level during the remainder of this fiscal year.

We have a Credit Agreement with Silicon Valley Bank (the “Credit Agreement”) that provides for a $10,000,000 revolving credit line (the “Revolver”) with a borrowing base dependent upon our outstanding North American accounts receivable and a maturity date of December 31, 2010.   The interest amount is based upon the amount advanced and the rate varies based upon our accounts receivable and the amount of cash in excess of debt.  The Credit Agreement establishes a minimum interest rate so that interest on outstanding principle is calculated as prime plus 0.50% whereby, for purposes of the Credit Agreement, “prime” is the greater of (a) Silicon Valley Bank’s most recently announced “prime” rate,” and (b) 4.00%.  The interest rate on the Revolver was 4.50% as of September 30, 2009. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2010.  Based on the borrowing formula and our financial position as of September 30, 2009, approximately $7,176,000 was available to us under the Revolver.  As of September 30, 2009, $949,000 was drawn under the Revolver, resulting in approximately $6,227,000 of remaining available funds under the Revolver.

In addition, the Credit Agreement contains certain financial covenants, including a required adjusted quick ratio (the ratio of cash and accounts receivable to current liabilities (less the current portion of deferred revenue)) of at least 1.25 to 1.00 and a minimum tangible net worth of at least $10,585,000, as of September 30, 2009. The Credit Agreement also contains customary restrictive covenants concerning our operations.  As of September 30, 2009, we were in compliance with these covenants as our adjusted quick ratio was 3.85 to 1.00 and our tangible net worth was $28,008,000.

At September 30, 2009, we had working capital (current assets less current liabilities) of $28.6 million, including cash and cash equivalents of approximately $27.2 million, and had no material commitments for capital expenditures, compared to working capital of $29.7 million at June 30, 2009, including cash and cash equivalents of approximately $29.1 million.  Based upon our existing cash balances, historical cash usage, available credit facility, and anticipated operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months.

Off-Balance Sheet Arrangements

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers that often require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products.  We evaluate estimated losses for such indemnifications under ASC 460-20 and ASC 460-10-25.  We consider factors such as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any material liabilities related to such indemnifications in our financial statements.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2009. There have been no material changes to our contractual obligations and commercial commitments during the three months ended September 30, 2009.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this quarterly report may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this release, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, the impact of our new video strategy on our business, anticipated reduced product revenue due to the economic downturn, maintaining similar service margins, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash, the impact of litigation, and our trend of declining real-time service revenue.  These statements are based on beliefs and assumptions of our management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: delays or cancellations of customer orders; changes in product demand; economic conditions; our ability to satisfy the financial covenants in the credit agreement; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of  competition on the pricing of video products; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new video solutions and real-time products; the success of our relationships with Alcatel-Lucent; capital spending patterns by a limited customer base and in light of the current negative macro-economic environment; privacy concerns over data collection; and the availability of debt or equity financing to support our liquidity needs if cash flow does not improve.

Other important risk factors are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

Disclosure controls and procedures are our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II    Other Information

Item 1.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business.  We are not presently involved in any material litigation.

Item 1A.	Risk Factors

Risk factors are discussed in Part II, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Part II

Item 5.	Other Information

On October 30, 2009, we entered into a Fourth Amendment to the Amended and Restated Loan and Security Agreement (the “Amendment”) with Silicon Valley Bank (the “Bank”), which amends certain terms of the existing Amended and Restated Loan and Security Agreement (the “Credit Agreement”).  The Amendment increases the aggregate limit of both “Permitted Liens” and “Permitted Indebtedness” secured by Permitted Liens from $1,000,000 to $2,000,000 as of July 1, 2009.

All other terms of the existing Credit Agreement shall remain the same, whereby the Bank provides for a $10,000,000 revolving credit line with a borrowing base dependent upon the our outstanding accounts receivable (the “Revolver”) and is secured by substantially all of our assets.   In addition, the Credit Agreement contains certain financial covenants, in addition to the minimum tangible net worth, and customary restrictive covenants concerning the Company’s operations.

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

4.4	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

4.5	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

10.1**	Fourth Amendment to Amended And Restated Loan and Security Agreement.

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in the Notes to the condensed consolidated financial statements in this report.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2009		CONCURRENT COMPUTER CORPORATION

	By:	/s/ Emory O. Berry
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

4.4	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

4.5	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

10.1**	Fourth Amendment to Amended And Restated Loan and Security Agreement.

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in the Notes to the condensed consolidated financial statements in this report.

** Filed herewith.