Form 10-Q
period 2009-12-31
CONCURRENT COMPUTER CORP/DE
filed 2010-02-03
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_________

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2009
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

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of January 27, 2010 was 8,341,000.

Concurrent Computer Corporation
Form 10-Q
For the Three and Six Months Ended December 31, 2009

Part I	Financial Information

Item 1.	Condensed Consolidated Financial Statements

Concurrent Computer Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

	December 31,	June 30,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,002	$29,110
Accounts receivable, less allowance for doubtful accounts of $84 at December 31, 2009 and $97 at June 30, 2009	10,168	14,546
Inventories - net	4,132	3,060
Prepaid expenses and other current assets	1,768	1,444
Total current assets	47,070	48,160

Property, plant and equipment - net	4,589	3,860
Intangible - purchased technology, net	2,740	3,166
Intangible - customer relationships, net	1,171	1,257
Other long-term assets - net	663	692
Total assets	$56,233	$57,135

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,055	$10,582
Deferred revenue	7,971	7,870
Revolving bank line of credit	949	-
Total current liabilities	15,975	18,452

Long-term liabilities:
Deferred revenue	3,926	1,041
Revolving bank line of credit	-	949
Pension liability	1,980	1,868
Other	1,411	1,297
Total liabilities	23,292	23,607

Commitments and contingencies (Note 12)

Stockholders' equity:
Shares of common stock, par value $.01; 100,000,000 authorized;8,379,027 and 8,321,916 issued and outstanding at December 31, 2009 and June 30, 2009, respectively	84	83
Capital in excess of par value	205,454	205,222
Accumulated deficit	(173,185)	(172,259)
Treasury stock, at cost; 37,788 at December 31, 2009and June 30, 2009	(255)	(255)
Accumulated other comprehensive income	843	737
Total stockholders' equity	32,941	33,528

Total liabilities and stockholders' equity	$56,233	$57,135

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenues:
Product	$8,664	$11,066	$15,346	$23,115
Service	6,338	7,054	12,406	13,340
Total revenues	15,002	18,120	27,752	36,455

Cost of sales:
Product	3,503	5,106	6,393	10,741
Service	2,201	2,394	4,322	4,812
Total cost of sales	5,704	7,500	10,715	15,553

Gross margin	9,298	10,620	17,037	20,902

Operating expenses:
Sales and marketing	3,946	4,238	7,751	7,806
Research and development	3,096	3,307	6,196	7,146
General and administrative	2,084	2,180	4,001	4,503
Total operating expenses	9,126	9,725	17,948	19,455

Operating income (loss)	172	895	(911)	1,447

Interest income	4	46	30	156
Interest expense	(28)	(34)	(56)	(64)
Other (expense) income	(43)	91	57	(198)

Income (loss) before income taxes	105	998	(880)	1,341

Provision for income taxes	16	468	46	718

Net income (loss)	$89	$530	$(926)	$623

Net income (loss) per share
Basic	$0.01	$0.06	$(0.11)	$0.08
Diluted	$0.01	$0.06	$(0.11)	$0.07
Weighted average shares outstanding - basic	8,325	8,274	8,305	8,283
Weighted average shares outstanding - diluted	8,419	8,302	8,305	8,316

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended
	December 31,
	2009	2008

OPERATING ACTIVITIES
Net (loss) income	$(926)	$623
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,535	1,564
Share-based compensation	233	247
Other non-cash expenses	17	284
Changes in operating assets and liabilities:
Accounts receivable	4,378	2,359
Inventories	(1,117)	1,799
Prepaid expenses and other current assets	(316)	(324)
Other long-term assets	34	29
Accounts payable and accrued expenses	(3,527)	(4,094)
Deferred revenue	2,986	(809)
Other long-term liabilities	158	119
Total adjustments to net (loss) income	4,381	1,174
Net cash provided by operating activities	3,455	1,797

INVESTING ACTIVITIES
Capital expenditures	(1,713)	(1,016)
Net cash used in investing activities	(1,713)	(1,016)

FINANCING ACTIVITIES
Purchase of treasury stock	-	(255)
Net cash used in financing activities	-	(255)

Effect of exchange rates on cash and cash equivalents	150	(217)

Increase in cash and cash equivalents	1,892	309
Cash and cash equivalents at beginning of period	29,110	27,359
Cash and cash equivalents at end of period	$31,002	$27,668

Cash paid during the period for:
Interest	$31	$31
Income taxes (net of refunds)	$439	$408

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

Recently Issued Accounting Pronouncements

Adopted

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value.” This ASU clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. We adopted these provisions on October 1, 2009 and the adoption did not have an impact on our financial position or results of operations.

Accounting Standards Codification (“ASC”) No. 810, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income.  It also amends certain consolidation procedures for consistency with the requirements of ASC 805, “Business Combinations.”  The provisions also include expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  We adopted these provisions on July 1, 2009 and the adoption did not have an impact on our financial position or results of operations.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

In May 2009, the FASB issued Accounting Standards Codification (“ASC”) No. 855, which provides guidance on management’s assessment of subsequent events.  Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events.  ASC 855 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s financial statements.  The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date, “through the date that the financial statements are issued or are available to be issued.”  Management must perform its assessment for both interim and annual financial reporting periods.  We adopted ASC 855 as of June 30, 2009, and adoption of this ASC did not have a material impact on our financial statements.  We have assessed the need for disclosure of subsequent events through February 3, 2010 and determined that no subsequent events merit disclosure for our interim period ending December 31, 2009.

Not yet adopted

In September 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple Deliverable Revenue Arrangements – A consensus of the FASB Emerging Issues Task Force.”  The guidance provides principles and application guidance on whether multiple deliverables exist, determining the unit of accounting for each deliverable, and the consideration allocated to the separate units of accounting.  Additionally, this guidance requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, eliminates the use of the residual method, and requires an entity to allocate revenue using the relative selling price method.  However, guidance on determining when the criteria for revenue recognition are met and how an entity should recognize revenue for a given unit of accounting are contained in other accounting literature.  The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Earlier application is permitted as of the beginning of an entity’s fiscal year, and would be applied retrospectively as of the beginning of the fiscal year, if applied subsequent to the first quarter of a fiscal year.  We are currently evaluating the impact of adoption of this accounting standard on our consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements – A consensus of the FASB Emerging Issues Task Force” which amends ASC 985-605, “Software: Revenue Recognition” to exclude from its scope certain tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  This guidance focuses on determining which arrangements are within the scope of the software revenue guidance in Topic 985 (previously included in AICPA Statement of Position 97-2, Software Revenue Recognition) and which are not. This guidance also removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis.  Earlier application is permitted as of the beginning of an entity’s fiscal year, and would be applied retrospectively as of the beginning of the fiscal year, if applied subsequent to the first quarter of a fiscal year.  We are currently evaluating the impact of adoption of this accounting standard on our consolidated financial statements.

In December 2008, the FASB issued ASC 715-20-65-2, “Compensation – Retirement Benefits:  Defined Benefit Plans.”  This section provides guidance on the objectives an employer should consider when providing detailed disclosures about assets of a defined benefit pension plan or other postretirement plan.  These disclosure objectives include investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets.  These provisions are effective for our fiscal year ending June 30, 2010.  We are currently evaluating the effects that these provisions may have on our financial statements.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  ASU 2009-17 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation 46(R), “Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51.”  Additionally, the provisions require ongoing assessment of whether an enterprise is the primary beneficiary of the variable interest entity.  We will adopt these provisions on July 1, 2010.  We do not expect that these provisions will have a material impact on our financial statements.

2.	Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share is computed by dividing net income by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.  Common share equivalents of 1,036,000 and 1,028,000 for the three months ended December 31, 2009 and 2008, respectively, were excluded from the calculation as their effect was antidilutive.  Common share equivalents of 972,000 and 1,034,000 for the six months ended December 31, 2009 and 2008, respectively, were excluded from the calculation as their effect was antidilutive.  The following table presents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Basic and diluted earnings per share (EPS) calculation:
Net (loss) income	$89	$530	$(926)	$623

Basic weighted average number of shares outstanding	8,325	8,274	8,305	8,283
Effect of dilutive securities:
Restricted stock	94	28	-	33
Diluted weighted average number of shares outstanding	8,419	8,302	8,305	8,316
Basic EPS	$0.01	$0.06	$(0.11)	$0.08
Diluted EPS	$0.01	$0.06	$(0.11)	$0.07

3.	Share-Based Compensation

At December 31, 2009, we had share-based employee compensation plans which are described in Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2009.  Option awards are granted with an exercise price equal to the market price of our stock at the date of grant.  We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  During the six months ended December 31, 2009, we issued 291,000 shares of restricted stock to employees and non-employee advisors, of which approximately 120,000 shares will be released over three to four year vesting periods, and the remaining 171,000 will be released only when and if certain performance or market criteria are achieved over time.  Performance criteria for the performance based restricted shares include achieving certain financial results, and market criteria include our stock reaching certain share prices.  As of December 31, 2009, we had approximately 557,000 stock options and approximately 495,000 restricted shares outstanding.

During the three months ended December 31, 2009 and 2008, we recorded $223,000 and $165,000, respectively, of share-based compensation related to issuances of stock options and restricted stock to employees, non-employee advisors, and directors.  During the six months ended December 31, 2009 and 2008, we recorded $233,000 and $247,000, respectively, of share-based compensation related to issuances of stock options and restricted stock to employees, non-employee advisors, and directors.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

4.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method.  We establish excess and obsolete inventory reserves based upon historical and anticipated usage.  The components of inventories are as follows (in thousands):

	December 31,	June 30,
	2009	2009
Raw materials, net	$2,553	$2,239
Work-in-process	574	289
Finished goods	1,005	532
	$4,132	$3,060

At December 31, 2009 and June 30, 2009, some portion of our inventory was in excess of the current requirements based upon the planned level of sales for future years.  Accordingly, we have reduced our gross raw materials inventory by $1,239,000 at December 31, 2009 and $1,242,000 at June 30, 2009, to the estimated net realizable value.

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

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents information as of December 31, 2009, about our financial assets and financial liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

Assets/(liabilities):
	Level 1	Level 2	Level 3

Cash & cash equivalents	$31,002	$-	$-
Revolving line of credit	-	(949)	-

6.	Other Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,	June 30,
	2009	2009
Cost of amortizable intangibles:
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Total cost of intangibles	9,600	9,600
Less accumulated amortization:
Purchased technology	(4,960)	(4,534)
Customer relationships	(729)	(643)
Total accumulated amortization	(5,689)	(5,177)

Total intangible assets, net	$3,911	$4,423

Amortization expense was $512,000 and $544,000 for the six months ended December 31, 2009 and 2008, respectively.

7.	Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands):

	December 31,	June 30,
	2009	2009
Accounts payable, trade	$2,892	$4,175
Accrued payroll, vacation, severance and other employee expenses	2,941	4,682
Other accrued expenses	1,222	1,725
	$7,055	$10,582

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

8.	Comprehensive Income (Loss)

Our total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net income (loss)	$89	$530	$(926)	$623

Other comprehensive income (loss):
Foreign currency translation adjustment	(60)	178	104	249
Adjustment in pensions	1	10	2	21

Total comprehensive income (loss)	$30	$718	$(820)	$893

9.	Concentration of Credit Risk, Segment, and Geographic Information

We operate in two segments, products and services, as disclosed within our condensed consolidated Statements of Operations.  We do not identify assets on a segment basis.  We attribute revenues to individual countries and geographic areas based upon location of our selling operating subsidiaries.  A summary of our revenues by geographic area follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
United States	$11,330	$13,643	$21,414	$28,871

Japan	1,937	3,128	2,807	5,117
Other Asia Pacific countries	90	313	1,014	535
Asia Pacific	2,027	3,441	3,821	5,652

Europe	1,645	1,036	2,517	1,932

Total revenue	$15,002	$18,120	$27,752	$36,455

In addition, the following summarizes revenues by significant customer where such revenue accounted for 10%, or more, of total revenues for any one of the indicated periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Customer A	19%	19%	16%	23%
Customer B	13%	16%	12%	18%
Customer C	<10%	12%	<10%	10%

We assess credit risk through ongoing credit evaluations of customers’ financial condition and collateral is generally not required.  At December 31, 2009, one customer accounted for $1,402,000 or 14% of trade receivables, a second customer accounted for $1,360,000 or 13% of trade receivables and a third customer accounted for $1,021,000 or 10% of trade receivables.  At June 30, 2009, one customer accounted for $2,019,000 or 14% of trade receivables, a second customer accounted for $1,599,000 or 11% of trade receivables and a third customer accounted for $1,536,000 or 10% of trade receivables.  No other customers accounted for 10% or more of trade receivables as of December 31, 2009 or June 30, 2009.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms.  For the three months ended December 31, 2009, purchases from three suppliers were equal to, or in excess of 10% of our total purchases.  These three suppliers accounted for 15%, 11% and 10% of our purchases during the three months ended December 31, 2009.  For the three months ended December 31, 2008, purchases from two suppliers were equal to, or in excess of 10% of our total purchases.  These two suppliers accounted for 28% and 18% of our purchases during the three months ended December 31, 2008.  For the six months ended December 31, 2009, purchases from two suppliers were equal to, or in excess of 10% of our total purchases.  These two suppliers accounted for 20% and 13% of our purchases during the six months ended December 31, 2009.  Also, for the six months ended December 31, 2008, purchases from three suppliers were in excess of 10% of our total purchases.  These three suppliers accounted for 25%, 17% and 11% of our purchases during the six months ended December 31, 2008.

10.	Term Loan and Revolving Credit Facility

We have a Credit Agreement with Silicon Valley Bank (the “Credit Agreement”) that provides for a $10,000,000 revolving credit line (the “Revolver”) with a borrowing base dependent upon our outstanding North American accounts receivable and a maturity date of December 31, 2010.   The interest amount is based upon the amount advanced and the rate varies based upon our accounts receivable and the amount of cash in excess of debt.  The Credit Agreement establishes a minimum interest rate so that interest on outstanding principle is calculated as prime plus 0.50% whereby, for purposes of the Credit Agreement, “prime” is the greater of (a) Silicon Valley Bank’s most recently announced “prime” rate, or (b) 4.00%.  The interest rate on the Revolver was 4.50% as of December 31, 2009. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2010.  Based on the borrowing formula and our financial position as of December 31, 2009, approximately $6,660,000 was available to us under the Revolver.  As of December 31, 2009, $949,000 was drawn under the Revolver, resulting in approximately $5,711,000 of remaining available funds under the Revolver.

In addition, the Credit Agreement contains certain financial covenants, including a required adjusted quick ratio (the ratio of cash and accounts receivable to current liabilities (less the current portion of deferred revenue)) of at least 1.25 to 1.00 and a minimum tangible net worth, as defined, of at least $10,629,000, as of December 31, 2009. The Credit Agreement also contains customary restrictive covenants concerning our operations.  As of December 31, 2009, we were in compliance with these covenants as our adjusted quick ratio was 5.14 to 1.00 and our tangible net worth was $28,568,000.

11.	Retirement Plans

The following table provides a detail of the components of net periodic benefit cost of our German Subsidiary’s defined benefit pension plan for the three and six months ended December 31, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Service cost	$4	$5	$9	$9
Interest cost	71	69	139	128
Expected return on plan assets	(29)	(36)	(58)	(68)
Amortization of net gain	-	-	(1)	-
Amortization of transition amount	1	10	3	21
Net periodic benefit cost	$47	$48	$92	$90

We contributed $14,000 and $28,000 to our German subsidiary’s defined benefit plan during the three and six months ended December 31, 2009, respectively, and expect to make similar contributions during the remaining quarters of fiscal 2010.  We contributed $16,000 and $29,000 to our German subsidiary’s defined benefit plan during the three and six months ended December 31, 2008, respectively.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

We maintain a retirement savings plan, available to U.S. employees, which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code.  In September 2009, we suspended the matching of our employee’s retirement savings plan contribution as a temporary measure to reduce costs.  Prior to this suspension, we matched 50% of up to 5% of an employee’s salary invested in our 401K program.  During the three months ended December 31, 2009 and 2008, we contributed $0 and $97,000 to this plan, respectively.  During the six months ended December 31, 2009 and 2008, we contributed $68,000 and $247,000 to this plan, respectively.

We also maintain a defined contribution plan (“Stakeholder Plan”) for our U.K. based employees.  Previously, we had agreements with certain of our U.K. based employees to make supplementary contributions to the Stakeholder Plan, contingent upon their continued employment with Concurrent.  This supplementary contribution program ended in May 2009.  For our U.K. based employees who contribute 4% or more of their salary to the Stakeholder Plan, we match 100% of employee contributions, up to 7% of their salary.  During the three months ended December 31, 2009 and 2008, we contributed $36,000 and $92,000 to the Stakeholder Plan, respectively.  During the six months ended December 31, 2009 and 2008, we contributed $74,000 and $200,000 to the Stakeholder Plan, respectively.

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

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

Pursuant to the terms of the employment agreements with our executive officers, employment may be terminated by either the respective executive officer or us at any time.  In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period.  At December 31, 2009, the maximum contingent liability under these agreements is $2,027,000.  Our employment agreements with certain of our officers contain certain offset provisions, as defined in their respective agreements.

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

Our sales model for media data and advertising solutions products is converting from a one-time perpetual license sale, for which maintenance was sold separately, to two types of commercial models: 1) a term license with maintenance and managed services, or 2) software as a service.  We expect that revenue from these sales generally will be recognized over the term of the contract.

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

Results of Operations

The three months ended December 31, 2009 compared to the three months ended December 31, 2008

	Three Months Ended
	December 31,
(Dollars in Thousands)	2009	2008	$ Change	% Change

Product revenues	$8,664	$11,066	$(2,402)	(21.7%)
Service revenues	6,338	7,054	(716)	(10.2%)
Total revenues	15,002	18,120	(3,118)	(17.2%)

Product cost of sales	3,503	5,106	(1,603)	(31.4%)
Service cost of sales	2,201	2,394	(193)	(8.1%)
Total cost of sales	5,704	7,500	(1,796)	(23.9%)

Product gross margin	5,161	5,960	(799)	(13.4%)
Service gross margin	4,137	4,660	(523)	(11.2%)
Total gross margin	9,298	10,620	(1,322)	(12.4%)

Operating expenses:
Sales and marketing	3,946	4,238	(292)	(6.9%)
Research and development	3,096	3,307	(211)	(6.4%)
General and administrative	2,084	2,180	(96)	(4.4%)
Total operating expenses	9,126	9,725	(599)	(6.2%)

Operating income	172	895	(723)	(80.8%)

Interest (expense) income - net	(24)	12	(36)	NM (1)
Other (expense) income - net	(43)	91	(134)	NM (1)

Income before income taxes	105	998	(893)	(89.5%)

Provision for income taxes	16	468	(452)	(96.6%)

Net income	$89	$530	$(441)	(83.2%)

(1)	NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the three months ended December 31, 2009 was $8.7 million, a decrease of approximately $2.4 million, or 21.7%, from approximately $11.1 million for the three months ended December 31, 2008.  The decrease in product revenue resulted from a $2.9 million, or 39.0%, decrease in video product sales during the three months ended December 31, 2009, compared to the same period in the prior year.  Video product sales decreased by $1.7 million in the United States due to reductions in purchases from our two largest customers.  Video product sales decreased by $1.1 million in Japan due to revenue in the prior year period from completion of a customized software product to a Japanese cable distributor that did not recur in the current year period.  We believe that the decreasing volume of video product sales is primarily due to the impact of the economic downturn and the pace at which our broadband customers implement, upgrade or replace video technology.  Fluctuation in video revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.

Partially offsetting the decline in video product revenue, revenue from our real-time products increased by $0.5 million, or 12.6%, during the three months ended December 31, 2009, compared to the same period in the prior year.  This increase was primarily due to a $0.6 million increase in European sales during the three months ended December 31, 2009, compared to the same period in the prior year.  During the three months ended December 31, 2009, some of our European customers who delayed purchases of real-time systems in our prior fiscal year, during the global economic downturn, increased their volume of real-time system purchases.  While real-time product revenues increased during the current three month period, compared to the same period in the prior year, the impact of the ongoing economic downturn on our customers or other factors may impact our real-time product sales in future periods.

Service Revenue.  Total service revenue for the three months ended December 31, 2009 was $6.3 million, a decrease of $0.7 million, or 10.2%, from $7.1 million for the three months ended December 31, 2008.  The decrease in service revenue was due to the $0.6 million, or 12.9%, decrease in service revenue related to video products.  Video service revenue decreased due to lower installation revenue in the three months ended December 31, 2009, compared to the same period in the prior year.  Lower installation service revenue was attributable to lower product sales, from which installation service revenue is often derived, and from the timing of installation services.

Service revenues related to real-time products decreased by $0.1 million, or 4.9%, during the three months ended December 31, 2009, compared to the same period in the prior year.  We have experienced a steady decline in real-time service revenues over the past few years, as our legacy products have been removed from service and, to a lesser extent, from customers purchasing our new products that produce less service revenue.  We expect real-time service revenues to ultimately decline further, as legacy systems continue to be removed from service, partially offset by newer system service and price increases to maintain support of legacy systems.

Product Gross Margin.  Product gross margin was $5.2 million for the three months ended December 31, 2009, a decrease of $0.8 million, or 13.4%, from $6.0 million for the three months ended December 31, 2008.  Product margins decreased in terms of dollars due to lower product revenue during the three months ended December 31, 2009, compared to the same period of the prior year.  Product gross margin as a percentage of product revenue increased to 59.6% in the three months ended December 31, 2009 from 53.9% in the three months ended December 31, 2008.  Product gross margins, as a percentage of product revenue, increased primarily because higher margin video software sales accounted for a greater portion of total product revenue during the three months ended December 31, 2009, compared to the same period in the prior year.

Service Gross Margin.  The gross margin on service revenue decreased to 65.3% of service revenue in the three months ended December 31, 2009 from 66.1% of service revenue in the three months ended December 31, 2008.  The decrease in service margins as a percentage of service revenue was primarily due to the decrease in service revenues relative to the somewhat fixed nature of service support costs during the three months ended December 31, 2009, compared to the same period in the prior year.

Sales and Marketing.  Sales and marketing expenses decreased approximately $0.3 million, or 6.9% to $3.9 million in the three months ended December 31, 2009 from $4.2 million in the three months ended December 31, 2008.  Sales and marketing expense decreased primarily because of prior year severance charges of $0.4 million as a result of prior year changes to our sales group.  Offsetting the decrease in costs, we incurred $0.1 million of additional costs to support channel partner sales.  We anticipate that our sales and marketing expenses may increase in the upcoming fiscal year as we implement our strategy to sell our video solutions to the internet and mobile device markets, as well as increase our effort to sell through new channels.

Research and Development.  Research and development expenses decreased approximately $0.2 million, or 6.4%, to approximately $3.1 million in the three months ended December 31, 2009 from $3.3 million in the three months ended December 31, 2008.  Lower research and development expenses were primarily attributable to a $0.3 million reduction of research and development related salaries, benefits and other employee related costs, resulting from an office shutdown during the holidays and headcount reductions in the latter half of the prior fiscal year, as part of our efforts to reduce expenses.  We anticipate that our research and development expenses may increase this fiscal year as we implement our strategy to develop video solutions for the internet and mobile device markets.

General and Administrative.  General and administrative expenses decreased approximately $0.1 million, or 4.4%, to approximately $2.1 million in the three months ended December 31, 2009 from $2.2 million in the three months ended December 31, 2008.  General and administrative expenses decreased primarily because we incurred $0.2 million less in incentive compensation resulting primarily from lower revenue and operating results during the three months ended December 31, 2009, as compared to the same period in the prior year.  Partially offsetting the decrease in costs, share-based compensation expense increased by $0.1 million as a result of additional restricted shares granted to executives in the past twelve months.

Other (Expense) Income - net.  During the three months ended December 31, 2009, we incurred approximately $0.1 million of realized currency translation losses.  These losses resulted from the decreasing value of the Japanese yen during the three months ended December 31, 2009 and the resulting impact on foreign currency transactions by our subsidiary for which the Japanese yen is the functional currency.  During the three months ended December 31, 2008, we incurred approximately $0.1 million of realized currency translation gains.  These gains resulted from foreign currency transactions by our subsidiary for which the Japanese yen is the functional currency and the strengthening of the yen value during the three months ended December 31, 2008.

Provision for Income Taxes.  We recorded income tax expense for our domestic and foreign subsidiaries of less than $0.1 million in the three months ended December 31, 2009, compared to income tax expense of $0.5 million for our domestic and foreign subsidiaries in the three months ended December 31, 2008.  We have significant net operating loss carryforwards available to offset taxable income in the United States and in many of the foreign locations in which we operate.  However, during the three months ended December 31, 2008 our Japan subsidiary, which has no remaining net operating loss carryforwards to offset taxable income, generated taxable income.  During the three months ended December 31, 2009, our subsidiary in Japan did not generate taxable income, resulting in a lower total tax provision during the three months ended December 31, 2009, compared to the same period in the prior year.

Net Income.  The net income for the three months ended December 31, 2009 was $0.1 million or $0.01 per basic and diluted share, compared to net income for the three months ended December 31, 2008 of $0.5 million, or $0.06 per basic and diluted share.

The six months ended December 31, 2009 compared to the six months ended December 31, 2008

	Six Months Ended
	December 31,
(Dollars in Thousands)	2009	2008	$ Change	% Change
Product revenues	$15,346	$23,115	$(7,769)	(33.6%)
Service revenues	12,406	13,340	(934)	(7.0%)
Total revenues	27,752	36,455	(8,703)	(23.9%)

Product cost of sales	6,393	10,741	(4,348)	(40.5%)
Service cost of sales	4,322	4,812	(490)	(10.2%)
Total cost of sales	10,715	15,553	(4,838)	(31.1%)

Product gross margin	8,953	12,374	(3,421)	(27.6%)
Service gross margin	8,084	8,528	(444)	(5.2%)
Total gross margin	17,037	20,902	(3,865)	(18.5%)

Operating expenses:
Sales and marketing	7,751	7,806	(55)	(0.7%)
Research and development	6,196	7,146	(950)	(13.3%)
General and administrative	4,001	4,503	(502)	(11.1%)
Total operating expenses	17,948	19,455	(1,507)	(7.7%)

Operating (loss) income	(911)	1,447	(2,358)	NM (1)

Interest (expense) income - net	(26)	92	(118)	NM (1)
Other income (expense) - net	57	(198)	255	NM (1)

(Loss) income before income taxes	(880)	1,341	(2,221)	NM (1)

Provision for income taxes	46	718	(672)	(93.6%)

Net (loss) income	$(926)	$623	$(1,549)	NM (1)

(1)	NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the six months ended December 31, 2009 was $15.3 million, a decrease of approximately $7.8 million, or 33.6%, from approximately $23.1 million for the six months ended December 31, 2008.  The decrease in product revenue resulted from a $9.4 million, or 59.4%, decrease in video product sales during the six months ended December 31, 2009, compared to the same period in the prior year.  Video product sales decreased by $7.8 million in the United States due to significant reductions in purchases from our two largest customers.  Video product sales decreased by $2.1 million in Japan due to revenue in the prior year period from completion of customized software products to a Japanese cable distributor during the six months ended December 31, 2008, that did not recur in the current year period.  We believe that the decreasing volume of video product sales is primarily due to the impact of the economic downturn and the pace at which our broadband customers implement, upgrade or replace video technology.  Fluctuation in video revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.

Partially offsetting the decline in video product revenue, revenue from our real-time products increased by $1.6 million, or 21.5%, during the six months ended December 31, 2009, compared to the same period in the prior year, primarily due to increasing real-time product sales in the United States during the current period.  Real-time product sales increased by $1.4 million in the United States primarily due to the sale of legacy, Aegis system spares during the six months ended December 31, 2009, compared to the same period in the prior year.  While real-time product revenues increased during the current six month period, compared to the same period in the prior year, the impact of the ongoing economic downturn on our customers or other factors may impact our real-time product sales in future periods.

Service Revenue.  Total service revenue for the six months ended December 31, 2009 was $12.4 million, a decrease of $0.9 million, or 7.0%, from $13.3 million for the six months ended December 31, 2008.  The decrease in service revenue was due to the $0.9 million, or 10.6%, decrease in service revenue related to video products.  Video service revenue decreased due to lower installation revenue in the six months ended December 31, 2009, compared to the same period in the prior year.  Lower installation service revenue was attributable to lower product sales, from which installation service revenue is often derived, and from the timing of installation services.

Service revenues related to real-time product sales remained relatively flat during the six months ended December 31, 2009, compared to the same period in the prior year.  However, we have experienced a steady decline in real-time service revenues over the past few years, as our legacy products have been removed from service and, to a lesser extent, from customers purchasing our new products that produce less service revenue.  We expect real-time service revenues to ultimately decline further, as legacy systems continue to be removed from service, partially offset by newer system service and price increases to maintain support of legacy systems.

Product Gross Margin.  Product gross margin was approximately $9.0 million for the six months ended December 31, 2009, a decrease of approximately $3.4 million, or 27.6%, from approximately $12.4 million for the six months ended December 31, 2008.  Product margins decreased in terms of dollars due to lower product revenue during the six months ended December 31, 2009, compared to the same period of the prior year.  Product gross margin as a percentage of product revenue increased to 58.3% in the six months ended December 31, 2009 from 53.5% in the six months ended December 31, 2008.  Product gross margins, as a percentage of product revenue, increased primarily because higher margin real-time legacy system sales and video software sales accounted for a greater portion of total product revenue during the six months ended December 31, 2009, compared to the same period in the prior year.

Service Gross Margin.  The gross margin on service revenue increased to 65.2% of service revenue in the six months ended December 31, 2009 from 63.9% of service revenue in the six months ended December 31, 2008.  The increase in service margins as a percentage of service revenue was primarily due to the $0.5 million reduction in service costs during the six months ended December 31, 2009, compared to the same period in the prior year.  Decreasing service costs resulted from decreasing headcount and severance costs, as we have focused on managing costs of the infrastructure that is necessary to fulfill service and support provided for our products.

Sales and Marketing.  Sales and marketing expenses remained approximately flat at $7.8 million during the six months ended December 31, 2009, compared to the six months ended December 31, 2008.  However, during the six months ended, we incurred $0.3 million less in severance charges as a result of prior year changes to our sales group.  We also incurred $0.1 million less in incentive compensation during the six months ended December 31, 2009, as compared to the same period in the prior year.  Offsetting these decreases in costs, we incurred $0.3 million of additional costs to support channel partner sales.  We anticipate that our sales and marketing expenses may increase in the upcoming fiscal year as we implement our strategy to sell our video solutions to the internet and mobile device markets, as well as increase our effort to sell through new channels.

Research and Development.  Research and development expenses decreased approximately $0.9 million, or 13.3%, to $6.2 million in the six months ended December 31, 2009 from $7.1 million in the six months ended December 31, 2008.  Lower research and development expenses were primarily attributable to a $1.0 million reduction of research and development related salaries, benefits and other employee related costs, resulting from an office shutdown during the holidays and headcount reductions in the latter half of the prior fiscal year, as part of our efforts to reduce expenses.  We anticipate that our research and development expenses may increase in the latter half of this fiscal year as we implement our strategy to develop video solutions for the internet and mobile device markets.

General and Administrative.  General and administrative expenses decreased approximately $0.5 million, or 11.1%, to $4.0 million in the six months ended December 31, 2009 from $4.5 million in the six months ended December 31, 2008.  General and administrative expenses decreased primarily because we incurred $0.2 million less in incentive compensation resulting primarily from lower revenue and operating results during the six months ended December 31, 2009, as compared to the same period in the prior year.  We also incurred $0.2 million less in consulting fees, primarily attributable to prior year strategic planning costs.  Additionally, we were able to reduce our accounting costs by $0.1 million during the six months ended December 31, 2009, compared to the same period in the prior year.

Other Income (Expense) - net.  During the six months ended December 31, 2009, we incurred approximately $0.1 million of realized currency translation gains.  These gains resulted from the increasing value of the Japanese yen and euro during the six months ended December 31, 2009 and the resulting impact on foreign currency transactions by our subsidiaries for which the Japanese yen and euro are the functional currency.  During the six months ended December 31, 2008, we incurred approximately $0.2 million of realized currency translation losses.  These losses resulted primarily from foreign currency transactions by our subsidiaries for which the euro is the functional currency and the decline in the euro value during the six months ended December 31, 2008.

Provision for Income Taxes.  We recorded income tax expense for our domestic and foreign subsidiaries of less than $0.1 million in the six months ended December 31, 2009, compared to tax expense $0.7 million for our domestic and foreign subsidiaries in the six months ended December 31, 2008.  We have significant net operating loss carryforwards available to offset taxable income in the United States and in many of the foreign locations in which we operate.  However, during the six months ended December 31, 2008 our Japan subsidiary, which has no remaining net operating loss carryforwards to offset taxable income, generated taxable income. During the six months ended December 31, 2009, our subsidiary in Japan did not generate taxable income, resulting in a lower total tax provision during the six months ended December 31, 2009, compared to the same period in the prior year.

Net (Loss) Income.  The net loss for the six months ended December 31, 2009 was ($0.9) million or a loss of ($0.11) per basic and diluted share, compared to net income for the six months ended December 31, 2008 of $0.6 million, or $0.08 per basic share and $0.07 per diluted share.

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

•
our reliance on a small customer base (two of our video customers accounted for 41% of our revenue for the six months ended  December 31, 2008, and three customers accounted for 37% of our revenue in the six months ended December 31, 2009);

•	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles; and

•
the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, such as maintained levels of capital.

Uses and Sources of Cash

We generated $3.5 million of cash from operating activities during the six months ended December 31, 2009 compared to $1.8 million of cash during the six months ended December 31, 2008.  Operating cash inflow during the six months ended December 31, 2009 was primarily attributable to collection of prior year receivables and prepayments from two of our video customers for multi-year maintenance and service contracts.  As a result, the long term portion of deferred revenue increased by over $2.8 million.  Prior period operating cash inflow was primarily attributable to the timing of accounts receivable collection and the payment of prior year payables and accruals during the period.

We invested $1.7 million in property, plant and equipment during the six months ended December 31, 2009 compared to $1.0 million during the six months ended December 31, 2008.  Capital additions during the six months ended December 31, 2009 were primarily related to development and testing equipment required to implement our strategy to develop and sell solutions to the internet and mobile device markets.  Capital additions during the six months ended December 31, 2008 related primarily to demonstration systems and product development and testing equipment related to our traditional markets.  We expect capital additions to continue at a similar or slightly lower level during the remainder of this fiscal year.

We have a Credit Agreement with Silicon Valley Bank (the “Credit Agreement”) that provides for a $10,000,000 revolving credit line (the “Revolver”) with a borrowing base dependent upon our outstanding North American accounts receivable and a maturity date of December 31, 2010.   The interest amount is based upon the amount advanced and the rate varies based upon our accounts receivable and the amount of cash in excess of debt.  The Credit Agreement establishes a minimum interest rate so that interest on outstanding principle is calculated as prime plus 0.50% whereby, for purposes of the Credit Agreement, “prime” is the greater of (a) Silicon Valley Bank’s most recently announced “prime” rate, or (b) 4.00%.  The interest rate on the Revolver was 4.5% as of December 31, 2009. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2010.  Based on the borrowing formula and our financial position as of December 31, 2009, approximately $6,660,000 was available to us under the Revolver.  As of December 31, 2009, $949,000 was drawn under the Revolver, resulting in approximately $5,711,000 of remaining available funds under the Revolver.

In addition, the Credit Agreement contains certain financial covenants, including a required adjusted quick ratio (the ratio of cash and accounts receivable to current liabilities (less the current portion of deferred revenue)) of at least 1.25 to 1.00 and a minimum tangible net worth of at least $10,629,000, as of December 31, 2009. The Credit Agreement also contains customary restrictive covenants concerning our operations.  As of December 31, 2009, we were in compliance with these covenants as our adjusted quick ratio was 5.14 to 1.00 and our tangible net worth was $28,568,000.

At December 31, 2009, we had working capital (current assets less current liabilities) of $31.1 million, including cash and cash equivalents of approximately $31.0 million, and had no material commitments for capital expenditures, compared to working capital of $29.7 million at June 30, 2009, including cash and cash equivalents of approximately $29.1 million.  Based upon our existing cash balances, historical cash usage, available credit facility, and anticipated operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2009. There have been no material changes to our contractual obligations and commercial commitments during the six months ended December 31, 2009.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this quarterly report may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this release, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, the impact of our new video strategy on our business, anticipated reduced product revenue due to the economic downturn, maintaining similar service margins, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash, the impact of litigation, and our trend of declining real-time service revenue.  These statements are based on beliefs and assumptions of our management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: delays or cancellations of customer orders; changes in product demand; economic conditions; our ability to satisfy the financial covenants in the credit agreement; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of  competition on the pricing of video products; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new video solutions and real-time products; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current negative macro-economic environment; privacy concerns over data collection; and the availability of debt or equity financing to support our liquidity needs.

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

Concurrent’s Annual Meeting of Stockholders was held on October 21, 2009.  The results of the voting were as follows:

-
The following persons were elected as directors to serve until the next annual meeting of stockholders: Charles Blackmon (6,298,858 votes for, 916,343 votes withheld), Larry L. Enterline (6,308,291 votes for, 906,910 votes withheld), C. Shelton James (6,300,954 for, 914,247 votes withheld), Dan Mondor (6,524,340 votes for, 690,861votes withheld), Steve G. Nussrallah (6,290,532 votes for, 924,669 votes withheld) and Krish Panu (6,308,680 votes for, 906,521 votes withheld).

-
The selection of Deloitte & Touche LLP as Concurrent’s independent registered public accountants for the fiscal year ending June 30, 2010 was ratified (7,040,015 votes for, 107,049 votes against, 68,135 votes abstained).

-
The approval of amendments to the Concurrent Corporation 2001 Stock Option Plan to increase the number of shares authorized by 500,000 from 1,100,000 to 1,600,000, to require that no more than 5% of the shares authorized will be granted with performance restrictions that can all lapse within one year, and to require stockholder approval for any repricing of previously granted stock options (2,986,345 votes for, 1,018,153 votes against, 17,981 votes abstained).

Item 5.	Other Information

Item 6.	Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

3.3	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.5	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.6	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.2	Form of Rights Certificate (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2002).

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

Date: February 3, 2010		CONCURRENT COMPUTER CORPORATION

	By:	/s/ Emory O. Berry
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