Form 10-Q
period 2010-03-31
CONCURRENT COMPUTER CORP/DE
filed 2010-04-30
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes   ☐ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of April 26, 2010 was 8,348,000.

Concurrent Computer Corporation
Form 10-Q
For the Three and Nine Months Ended March 31, 2010

EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

Part I	Financial Information

Item 1.	Condensed Consolidated Financial Statements

Concurrent Computer Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

	March 31,	June 30,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,994	$29,110
Accounts receivable, less allowance for doubtful accounts of $84 at March 31, 2010 and $97 at June 30, 2009	16,389	14,546
Inventories, net	4,694	3,060
Prepaid expenses and other current assets	2,094	1,444
Total current assets	52,171	48,160

Property, plant and equipment, net	4,762	3,860
Intangible - purchased technology, net	2,559	3,166
Intangible - customer relationships, net	1,128	1,257
Other long-term assets, net	730	692
	$61,350	$57,135
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,874	$10,582
Deferred revenue	13,039	7,870
Total current liabilities	21,913	18,452

Long-term liabilities:
Deferred revenue	3,045	1,041
Revolving bank line of credit, non-current	949	949
Pension liability	1,878	1,868
Other	1,410	1,297
Total liabilities	29,195	23,607

Commitments and contingencies (Note 12)

Stockholders' equity:
Shares of common stock, par value $.01; 100,000,000 authorized; 8,386,209 and 8,321,916 issued and outstanding at March 31, 2010 and June 30, 2009, respectively	84	83
Capital in excess of par value	205,687	205,222
Accumulated deficit	(174,159)	(172,259)
Treasury stock, at cost; 37,788 at March 31, 2010 and June 30, 2009	(255)	(255)
Accumulated other comprehensive income	798	737
Total stockholders' equity	32,155	33,528

Total liabilities and stockholders' equity	$61,350	$57,135

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues:
Product	$9,241	$12,730	$24,587	$35,845
Service	5,337	6,513	17,743	19,853
Total revenues	14,578	19,243	42,330	55,698

Cost of sales:
Product	4,211	5,813	10,604	16,554
Service	2,272	2,453	6,594	7,265
Total cost of sales	6,483	8,266	17,198	23,819

Gross margin	8,095	10,977	25,132	31,879

Operating expenses:
Sales and marketing	3,786	4,200	11,537	12,006
Research and development	3,267	3,522	9,463	10,668
General and administrative	1,993	2,222	5,994	6,725
Impairment of goodwill and trademark	-	17,090	-	17,090
Total operating expenses	9,046	27,034	26,994	46,489

Operating loss	(951)	(16,057)	(1,862)	(14,610)

Interest income	6	19	36	175
Interest expense	(28)	(32)	(85)	(96)
Other expense	(111)	(107)	(53)	(305)

Loss before income taxes	(1,084)	(16,177)	(1,964)	(14,836)

Benefit for income taxes	(110)	(832)	(64)	(114)

Net loss	$(974)	$(15,345)	$(1,900)	$(14,722)

Net loss per share
Basic	$(0.12)	$(1.85)	$(0.23)	$(1.78)
Diluted	$(0.12)	$(1.85)	$(0.23)	$(1.78)
Weighted average shares outstanding, basic	8,344	8,276	8,318	8,281
Weighted average shares outstanding, diluted	8,344	8,276	8,318	8,281

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(1,900)	$(14,722)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,287	2,421
Impairment of goodwill and trademark	-	17,090
Share-based compensation	466	474
Other non-cash expenses	103	(95)
Changes in operating assets and liabilities:
Accounts receivable	(1,843)	(7,946)
Inventories	(1,679)	1,318
Prepaid expenses and other current assets	(648)	(153)
Other long-term assets	(35)	40
Accounts payable and accrued expenses	(1,708)	(1,744)
Deferred revenue	7,173	1,928
Other long-term liabilities	180	133
Total adjustments to net loss	4,296	13,466
Net cash provided by (used in) operating activities	2,396	(1,256)

INVESTING ACTIVITIES
Capital expenditures	(2,431)	(1,631)
Net cash used in investing activities	(2,431)	(1,631)

FINANCING ACTIVITIES
Purchase of treasury stock	-	(255)
Net cash used in financing activities	-	(255)

Effect of exchange rates on cash and cash equivalents	(81)	(361)

Decrease in cash and cash equivalents	(116)	(3,503)
Cash and cash equivalents at beginning of period	29,110	27,359
Cash and cash equivalents at end of period	$28,994	$23,856

Cash paid during the period for:
Interest	$48	$47
Income taxes (net of refunds)	$754	$682

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

Our video solutions products consist of hardware and/or software, sold primarily to broadband companies that provide interactive, digital services for the delivery of video.  Our real-time products consist of real-time operating systems and software development tools combined, in most cases, with off-the-shelf hardware and services sold to a wide variety of companies seeking high-performance, real-time computer solutions.

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

Recently Issued Accounting Pronouncements

Adopted

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) No. 855, which provides guidance on management’s assessment of subsequent events.  Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events.  ASC 855 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s financial statements.  The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date, “through the date that the financial statements are issued or are available to be issued.”  Management must perform its assessment for both interim and annual financial reporting periods.  We adopted ASC 855 as of June 30, 2009, and adoption of this ASC did not have a material impact on our financial statements.  For each reporting period, we assess the need for disclosure of subsequent events through the date that the financial statements are issued and have determined that no subsequent events merit disclosure for our interim period ending March 31, 2010.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

ASC  No. 810, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income.  It also amends certain consolidation procedures for consistency with the requirements of ASC 805, “Business Combinations.”  The provisions also include expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  We adopted these provisions on July 1, 2009 and the adoption did not have an impact on our financial position or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value.” This ASU clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. We adopted these provisions on October 1, 2009 and the adoption did not have an impact on our financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-06”), which provides amendments to ASU Subtopic No. 820-10, “Fair Value Measurements and Disclosures – Overall.”  ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements.  ASU 2010-06 added new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements related to Level 3 measurements.  The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The ASU further amends the disclosure requirements about employers post retirement benefit plant assets.  The revised guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  ASU 2010-06 concerns disclosure only and did not have an impact on our financial position or results of operations.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  The amendments in ASU 2010-09 remove the requirement for a Securities and Exchange Commission (SEC) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued.  The FASB believes these amendments remove potential conflicts with the SEC’s literature.  All of the amendments in ASU 2010-09 were effective upon issuance except for conduit debt obligors, and we adopted this ASU as of March 31, 2010.  The adoption did not have an impact on our financial position or results of operations.

Not yet adopted

In September 2009, the FASB  issued ASU  No. 2009-13, “Multiple Deliverable Revenue Arrangements – A consensus of the FASB Emerging Issues Task Force.”  The guidance provides principles and application guidance on whether multiple deliverables exist, determining the unit of accounting for each deliverable, and the consideration allocated to the separate units of accounting.  Additionally, this guidance requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, eliminates the use of the residual method, and requires an entity to allocate revenue using the relative selling price method.  However, guidance on determining when the criteria for revenue recognition are met and how an entity should recognize revenue for a given unit of accounting are contained in other accounting literature.  The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Earlier application is permitted as of the beginning of an entity’s fiscal year, and would be applied retrospectively as of the beginning of the fiscal year, if applied subsequent to the first quarter of a fiscal year.  We are currently evaluating the timing of adoption and the impact of adoption of this accounting standard on our consolidated financial statements.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

In September 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements – A consensus of the FASB Emerging Issues Task Force” which amends ASC 985-605, “Software: Revenue Recognition” to exclude from its scope certain tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  This guidance focuses on determining which arrangements are within the scope of the software revenue guidance in Topic 985 (previously included in AICPA Statement of Position 97-2, Software Revenue Recognition) and which are not. This guidance also removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that include a tangible product are within the scope of the software revenue guidance. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis.  Earlier application is permitted as of the beginning of an entity’s fiscal year, and would be applied retrospectively as of the beginning of the fiscal year, if applied subsequent to the first quarter of a fiscal year.  We are currently evaluating the timing of adoption and the impact of adoption of this accounting standard on our consolidated financial statements.

In December 2008, the FASB issued ASC 715-20-65-2, “Compensation – Retirement Benefits:  Defined Benefit Plans.”  This section provides guidance on the objectives an employer should consider when providing detailed disclosures about assets of a defined benefit pension plan or other postretirement plan.  These disclosure objectives include investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets.  These provisions are effective for our fiscal year ending June 30, 2010.  We are currently evaluating the effects that this provision may have on our financial statements.

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

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

2.	Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.  Common share equivalents of 983,000 and 1,029,000 for the three months ended March 31, 2010 and 2009, respectively, were excluded from the calculation as their effect was antidilutive.  Common share equivalents of 990,000 and 1,059,000 for the nine months ended March 31, 2010 and 2009, respectively, were excluded from the calculation as their effect was antidilutive.  The following table presents a reconciliation of the numerators and denominators of basic and diluted net income (loss) per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Basic and diluted earnings per share (EPS) calculation:
Net loss	$(974)	$(15,345)	$(1,900)	$(14,722)

Basic weighted average number of shares outstanding	8,344	8,276	8,318	8,281
Effect of dilutive securities:
Restricted stock	-	-	-	-
Diluted weighted average number of shares outstanding	8,344	8,276	8,318	8,281
Basic EPS	$(0.12)	$(1.85)	$(0.23)	$(1.78)
Diluted EPS	$(0.12)	$(1.85)	$(0.23)	$(1.78)

3.	Share-Based Compensation

As of March 31, 2010, we had share-based employee compensation plans which are described in Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2009.  Option awards are granted with an exercise price equal to the market price of our stock at the date of grant.  We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  During the nine months ended March 31, 2010, we issued 306,000 shares of restricted stock to employees, directors, and non-employee advisors, of which approximately 135,000 shares will be released over three to four year vesting periods, and the remaining 171,000 will be released only if certain performance or market criteria are achieved over time.  Performance criteria for the performance based restricted shares include achieving certain financial results, and market criteria include our stock reaching certain share prices.  As of March 31, 2010, we had approximately 552,000 stock options and approximately 500,000 restricted shares outstanding.

During the three months ended March 31, 2010 and 2009, we recorded $233,000 and $228,000, respectively, of share-based compensation related to issuances of stock options and restricted stock to employees, non-employee advisors, and directors.  During the nine months ended March 31, 2010 and 2009, we recorded $466,000 and $474,000, respectively, of share-based compensation related to issuances of stock options and restricted stock to employees, non-employee advisors, and directors.

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

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method.  We establish excess and obsolete inventory reserves based upon historical and anticipated usage.  The components of inventories are as follows (in thousands):

	March 31,	June 30,
	2010	2009
Raw materials, net	$2,370	$2,239
Work-in-process	859	289
Finished goods	1,465	532
	$4,694	$3,060

As of March 31, 2010 and June 30, 2009, some portion of our inventory was in excess of the current requirements based upon the planned level of sales for future years.  Accordingly, we have reduced our gross raw materials inventory by $1,233,000 at March 31, 2010 and $1,242,000 at June 30, 2009, to the estimated net realizable value.

5.	Fair Value Measurements

As of July 1, 2009, we have fully adopted all provisions of the FASB’s ASC that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This guidance defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.  The fair value, in this context, should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.  In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

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

Our debt is based on variable interest rates, therefore the carrying value of the debt approximates fair value, which would be based on Level 2 inputs.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents information as of March 31, 2010, about our financial assets and financial liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3
Cash & cash equivalents	$28,994	$-	$-
Revolving line of credit	$-	$(949)	$-

6.	Other Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31,	June 30,
	2010	2009
Cost of amortizable intangibles:
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Total cost of intangibles	9,600	9,600
Less accumulated amortization:
Purchased technology	(5,141)	(4,534)
Customer relationships	(772)	(643)
Total accumulated amortization	(5,913)	(5,177)
Total intangible assets, net	$3,687	$4,423

Amortization expense was $736,000 and $815,000 for the nine months ended March 31, 2010 and 2009, respectively.

7.	Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands):

	March 31,	June 30,
	2010	2009
Accounts payable, trade	$4,616	$4,175
Accrued payroll, vacation, severance and other employee expenses	2,707	4,682
Other accrued expenses	1,551	1,725
	$8,874	$10,582

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

8.	Comprehensive Income (Loss)

Our total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net loss	$(974)	$(15,345)	$(1,900)	$(14,722)

Other comprehensive income (loss):
Foreign currency translation adjustment	(46)	(65)	58	184
Adjustment in pensions	1	9	3	30

Total comprehensive loss	$(1,019)	$(15,401)	$(1,839)	$(14,508)

9.	Concentration of Credit Risk, Segment, and Geographic Information

We operate in two segments, products and services, as disclosed within our condensed consolidated Statements of Operations.  We do not identify assets on a segment basis.  We attribute revenues to individual countries and geographic areas based upon location of our selling operating subsidiaries.  A summary of our revenues by geographic area is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
United States	$10,596	$15,797	$32,009	$44,668

Japan	2,312	1,140	5,119	6,258
Other Asia Pacific countries	440	698	1,454	1,233
Asia Pacific	2,752	1,838	6,573	7,491

Europe	1,230	1,608	3,748	3,539

Total revenue	$14,578	$19,243	$42,330	$55,698

In addition, the following summarizes revenues by significant customer where such revenue accounted for 10%, or more, of total revenues for any one of the indicated periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Customer A	19%	17%	17%	21%
Customer B	17%	<10%	<10%	<10%
Customer C	<10%	21%	<10%	19%
Customer D	<10%	14%	<10%	<10%

We assess credit risk through ongoing credit evaluations of customers’ financial condition and collateral is generally not required.  At March 31, 2010, one customer accounted for $2,597,000 or 16% of trade receivables, a second customer accounted for $2,409,000 or 15% of trade receivables and a third customer accounted for $2,216,000 or 14% of trade receivables.  At June 30, 2009, one customer accounted for $2,019,000 or 14% of trade receivables, a second customer accounted for $1,599,000 or 11% of trade receivables and a third customer accounted for $1,536,000 or 10% of trade receivables.  No other customers accounted for 10% or more of trade receivables as of March 31, 2010 or June 30, 2009.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

The following summarizes purchases from significant vendors where such purchases accounted for 10%, or more, of total purchases for any one of the indicated periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Vendor A	34%	23%	21%	24%
Vendor B	22%	19%	21%	18%
Vendor C	<10%	24%	<10%	17%

10.	Term Loan and Revolving Credit Facility

On March 31, 2010, we entered into a Second Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with Silicon Valley Bank (the “Bank”) which amends certain terms of the existing Loan and Security Agreement (the “Prior Agreement’).  The Credit Agreement extends the maturity date of our credit facility to December 31, 2013 and improves the interest rate paid on outstanding advances under the existing $10,000,000 credit line (the “Revolver”).  Advances against the Revolver bear interest on the outstanding principal at a rate per annum equal to the greater of 4.00% or either: (1) the prime rate, or (2) the LIBOR rate plus a LIBOR rate margin of 2.75%.  The Credit Agreement also alters the Revolver availability, allowing $10,000,000 for advances under the Revolver as long as we maintain cash at or through the Bank of $15,000,000 or more.  At all times that we maintain cash at or through the Bank of less than $15,000,000, the amount available for advance under the Revolver is based upon a formula that is primarily based upon  a percentage of eligible accounts receivable, which may result in less than, but no more than $10,000,000 of availability.

The interest rate on the Revolver was 4.00% as of March 31, 2010. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of March 31, 2010, $10,000,000 was available to us under the Revolver.  As of March 31, 2010, $949,000 was drawn under the Revolver and we had $9,011,000 of remaining available funds under the Revolver.

Under the Credit Agreement, we will be subject to financial covenants similar to those in the Prior Agreement.  Specifically, we are obligated to maintain as of the last day of each quarter, a consolidated tangible net worth of at least $10,600,000, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs.  Our obligation with respect to maintaining a consolidated quick ratio of at least 1.25:1.00 did not change in the Credit Agreement.  All other material terms of the Prior Agreement remain the same and include additional financial covenants and customary restrictive covenants concerning our operations.  The Credit Agreement is secured by substantially all of the assets of the Company.  As of March 31, 2010, we were in compliance with these covenants as our adjusted quick ratio was 4.62 to 1.00 and our tangible net worth was $28,150,000.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

11.	Retirement Plans

The following table provides a detail of the components of net periodic benefit cost of our German Subsidiary’s defined benefit pension plan for the three and nine months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Service cost	$4	$4	$13	$13
Interest cost	66	60	205	188
Expected return on plan assets	(28)	(31)	(85)	(98)
Amortization of net (gain) loss	-	9	(1)	30
Amortization of transition amount	2	-	4	-
Net periodic benefit cost	$44	$42	$136	$133

We contributed $11,000 and $14,000 to our German subsidiary’s defined benefit plan during the three months ended March 31, 2010 and 2009, respectively, and expect to make similar contributions during the remaining quarter of fiscal 2010.  During the nine months ended March 31, 2010 and 2009, we contributed $40,000 and $43,000 to our German subsidiary’s defined benefit plan.

We maintain a retirement savings plan, available to U.S. employees, which qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986.  In September 2009, we suspended the matching of our employee’s retirement savings plan contribution as a temporary measure to reduce costs.  Prior to this suspension, we matched 50% of up to 5% of an employee’s salary invested in our 401K program.  During the three months ended March 31, 2010 and 2009, we contributed $0 and $132,000 to this plan, respectively.  During the nine months ended March 31, 2010 and 2009, we contributed $68,000 and $379,000 to this plan, respectively.

We also maintain a defined contribution plan (“Stakeholder Plan”) for our U.K. based employees.  Previously, we had agreements with certain of our U.K. based employees to make supplementary contributions to the Stakeholder Plan, contingent upon their continued employment with Concurrent.  This supplementary contribution program ended in May 2009.  For our U.K. based employees who contribute 4% or more of their salary to the Stakeholder Plan, we match 100% of employee contributions, up to 7% of their salary.  During the three months ended March 31, 2010 and 2009, we contributed $34,000 and $83,000 to the Stakeholder Plan, respectively.  During the nine months ended March 31, 2010 and 2009, we contributed $108,000 and $284,000 to the Stakeholder Plan, respectively.

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

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

Asserting Party	Jurisdiction	Patents at Issue

Acacia Media Technologies, Corp.	U.S. District Court	U.S. Patent Nos. 5,132,992; 5,253,275;
	Northern District of California	5,550,863, 6,002,720 and 6,144,702

U.S.A. Video Inc.	U.S. District Court	U.S. Patent No. 5,130,792
Eastern District of Texas

Vtran Media Technologies, LLC	U.S. District Court	U.S. Patent Nos. 4,890,320 and
	Eastern District of Texas	4,995,078

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

Pursuant to the terms of the employment agreements with our executive officers, employment may be terminated by either the respective executive officer or us at any time.  In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period.  At March 31, 2010, the maximum contingent liability under these agreements is $2,027,000.  Our employment agreements with certain of our officers contain certain offset provisions, as defined in their respective agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto which appear elsewhere herein.  Except for the historical financial information, many of the matters discussed in this Item 2 may be considered “forward-looking” statements that reflect our plans, estimates and beliefs.  Actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Cautionary Note Regarding Forward-Looking Statements,” elsewhere herein and in other filings made with the Securities and Exchange Commission (the “SEC”).  References herein to “Concurrent”, the “Company”, “we”, “our” or “us” refer to Concurrent Computer Corporation and its subsidiaries.

Overview

We are a provider of computing technologies and software applications and related services for the video solutions market and the high-performance, real-time market.  Our business is comprised of two segments for financial reporting purposes: products and services.  We provide products and services for each of these markets.

Our video solutions products consist of hardware and/or software, sold primarily to broadband companies that provide interactive, digital services for the delivery of video.  Our real-time products consist of real-time operating systems and software development tools combined, in most cases, with hardware and services sold to a wide variety of companies seeking high-performance, real-time computer solutions.  We provide sales and support from offices and subsidiaries throughout North America, Europe, and Asia.

We are implementing our strategy to market our video solutions, including our media data and advertising solutions, for the internet and mobility markets.  We believe this strategy may have a positive impact on our business; however, we cannot assure the success or timing of this initiative.  We expect to continue to review and realign our cost structure as needed, balanced with investing in the business.

Our sales model for media data and advertising solutions products is converting from a one-time perpetual license sale, for which maintenance was sold separately, to two types of commercial models: 1) a term license with maintenance and managed services, or 2) software as a service.  We expect that revenue from these sales generally will be recognized over the term of the various customer contracts.

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

As described in footnote 1 of our condensed consolidated financial statements, in September, 2009 the Financial Accounting Standards Board (“FASB”) issued accounting guidance pertaining to revenue arrangements with multiple deliverables, and accounting guidance on all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  Once adopted, these accounting standards may result in changes to our critical accounting estimates pertaining to revenue recognition.

Results of Operations

The three months ended March 31, 2010 compared to the three months ended March 31, 2009

	Three Months Ended
	March 31,
(Dollars in Thousands)	2010	2009	$ Change	% Change

Product revenues	$9,241	$12,730	$(3,489)	(27.4%)
Service revenues	5,337	6,513	(1,176)	(18.1%)
Total revenues	14,578	19,243	(4,665)	(24.2%)

Product cost of sales	4,211	5,813	(1,602)	(27.6%)
Service cost of sales	2,272	2,453	(181)	(7.4%)
Total cost of sales	6,483	8,266	(1,783)	(21.6%)

Product gross margin	5,030	6,917	(1,887)	(27.3%)
Service gross margin	3,065	4,060	(995)	(24.5%)
Total gross margin	8,095	10,977	(2,882)	(26.3%)

Operating expenses:
Sales and marketing	3,786	4,200	(414)	(9.9%)
Research and development	3,267	3,522	(255)	(7.2%)
General and administrative	1,993	2,222	(229)	(10.3%)
Impairment of goodwill and trademark	-	17,090	(17,090)	NM(1)
Total operating expenses	9,046	27,034	(17,988)	(66.5%)

Operating loss	(951)	(16,057)	15,106	(94.1%)

Interest expense - net	(22)	(13)	(9)	69.2%
Other expense	(111)	(107)	(4)	3.7%

Loss before income taxes	(1,084)	(16,177)	15,093	(93.3%)

Benefit for income taxes	(110)	(832)	722	(86.8%)

Net loss	$(974)	$(15,345)	$14,371	(93.7%)
(1) NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the three months ended March 31, 2010 was $9.2 million, a decrease of $3.5 million, or 27.4%, from approximately $12.7 million for the three months ended March 31, 2009.  The decrease in product revenue resulted from a $3.0 million, or 36.9%, decrease in video product sales during the three months ended March 31, 2010, compared to the same period in the prior year.  Video product sales decreased by $3.2 million in the United States primarily due to reductions in purchases from our two largest customers.  We believe that the decreasing volume of video product sales is primarily due to the impact of the economic downturn and the pace at which our broadband customers upgrade or replace video technology.  Fluctuation in video revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.

Additionally, revenue from our real-time products decreased by $0.5 million, or 10.3%, during the three months ended March 31, 2010, compared to the same period in the prior year.  This decrease was primarily due to a decrease in sales within the United States resulting from delays in customer orders during the three months ended March 31, 2010, and also due to a smaller amount of our revenue from legacy system sales.

Service Revenue.  Total service revenue for the three months ended March 31, 2010 was $5.3 million, a decrease of $1.2 million, or 18.1%, from $6.5 million for the three months ended March 31, 2009.  The decrease in service revenue was due to the $1.0 million, or 25.4%, decrease in service revenue related to video products.  Video service revenue decreased due to lower installation revenue in the three months ended March 31, 2010, compared to the same period in the prior year.  Lower installation service revenue was attributable lower product sales, from which installation service revenue is often derived, and from the timing of completion of installation services.

Service revenues related to real-time products decreased by $0.1 million, or 5.6%, during the three months ended March 31, 2010, compared to the same period in the prior year.  We have experienced a steady decline in real-time service revenues over the past few years, as our legacy products have been removed from service and, to a lesser extent, from customers purchasing our new products that produce less service revenue.  We expect real-time service revenues to ultimately decline further, as legacy systems continue to be removed from service, partially offset by newer system services and price increases to maintain support of legacy systems.

Product Gross Margin.  Product gross margin was $5.0 million for the three months ended March 31, 2010, a decrease of $1.9 million, or 27.3%, from $6.9 million for the three months ended March 31, 2009.  Product margins decreased in terms of dollars due to lower product revenue during the three months ended March 31, 2010, compared to the same period of the prior year.  Product gross margin as a percentage of product revenue remained relatively flat at 54.4% in the three months ended March 31, 2010, compared to 54.3% in the three months ended March 31, 2009, due to a similar mix of product sales in both periods.

Service Gross Margin.  The gross margin on service revenue decreased to 57.4% of service revenue in the three months ended March 31, 2010 from 62.3% of service revenue in the three months ended March 31, 2009.  The decrease in service margins as a percentage of service revenue was primarily due to the $1.2 million decrease in service revenue, which was coupled with only a $0.2 million reduction of service costs, as service costs are predominantly fixed over the near term.  Decreasing service costs resulted from decreasing facilities and personnel and severance costs, as we have focused on managing costs of the infrastructure that is necessary to fulfill service and support provided for our products.

Sales and Marketing.  Sales and marketing expenses decreased approximately $0.4 million, or 9.9% to $3.8 million in the three months ended March 31, 2010 from $4.2 million in the three months ended March 31, 2009.  Lower sales and marketing expenses were primarily attributable to a $0.2 million reduction of sales and marketing related salaries and benefits, and a $0.2 million decrease in severance charges  as a result of prior year changes to our sales group.  Sales and marketing expenses also decreased $0.2 million due to prior year expenses from our strategic marketing launch during the three months ended March 31, 2009.  Partially offsetting the decreases in costs, we incurred $0.1 million of additional costs to support channel partner sales.

Research and Development.  Research and development expenses decreased approximately $0.3 million, or 7.2%, to approximately $3.3 million in the three months ended March 31, 2010 from $3.5 million in the three months ended March 31, 2009.  During the three months ended March 31, 2010, we incurred $0.3 million less in severance charges as a result of prior year reductions to our real-time research and development group.  In addition, research and development expenses decreased because we incurred $0.1 million less in incentive compensation resulting primarily from lower revenue and operating results during the three months ended March 31, 2010, as compared to the same period in the prior year.  Partially offsetting these decreases in costs, we incurred an additional $0.2 million of  salaries and benefits to execute the development of our multi-screen strategy.

General and Administrative.  General and administrative expenses decreased approximately $0.2 million, or 10.3%, to approximately $2.0 million in the three months ended March 31, 2010 from $2.2 million in the three months ended March 31, 2009.  General and administrative expenses decreased primarily because we incurred $0.2 million less in incentive compensation resulting from lower revenue and operating results during the three months ended March 31, 2010, as compared to the same period in the prior year.

Goodwill and Trademark Impairment.  As of March 31, 2010 and 2009, we had net goodwill and trademark balances of $0 due to the fact that we recorded total goodwill and trademark impairment charges of $17.1 million during the three months ended March 31, 2009.  We recorded a $16.0 million goodwill impairment charge due to the sustained decline in our stock price and the estimated effect of the economic downturn on our weighted average cost of capital, which reflects the market’s presumed risk on our ability to generate estimated future cash flows.    Additionally, as a result of our strategic planning process for the period ended March 31, 2009, we rebranded our product lines to better reflect our strategic direction and no longer intend to use the Everstream trademark.  Consequently, we recorded a $1.1 million impairment of our Everstream trademark for the three months ended March 31, 2009.

Provision for Income Taxes.  We recorded an income tax benefit for our domestic and foreign subsidiaries of $0.1 million in the three months ended March 31, 2010, compared to an income tax benefit of $0.8 million for our domestic and foreign subsidiaries in the three months ended March 31, 2009.  During the three months ended March 31, 2010, the tax benefit was primarily attributable to a benefit recorded by our Japan subsidiary as a result of the pretax loss reported during the period.  The benefit recorded in the three months ended March 31, 2009 was attributable to a $0.4 million reversal of a deferred tax liability associated with the Everstream trademark.  When the trademark was removed from the books as a result of the impairment, the associated deferred tax liability was also written off.  The remaining $0.4 million of benefit recorded during the three months ended March 31, 2009 was attributable to a benefit recorded by our Japan subsidiary as a result of the pretax loss reported during the period.

Net Income.  The net loss for the three months ended March 31, 2010 was $1.0 million or $0.12 per basic and diluted share, compared to net loss for the three months ended March 31, 2009 of $15.3 million, or $1.85 per basic and diluted share.

The nine months ended March 31, 2010 compared to the nine months ended March 31, 2009

	Nine Months Ended
	March 31,
(Dollars in Thousands)	2010	2009	$ Change	% Change

Product revenues	$24,587	$35,845	$(11,258)	(31.4%)
Service revenues	17,743	19,853	(2,110)	(10.6%)
Total revenues	42,330	55,698	(13,368)	(24.0%)

Product cost of sales	10,604	16,554	(5,950)	(35.9%)
Service cost of sales	6,594	7,265	(671)	(9.2%)
Total cost of sales	17,198	23,819	(6,621)	(27.8%)

Product gross margin	13,983	19,291	(5,308)	(27.5%)
Service gross margin	11,149	12,588	(1,439)	(11.4%)
Total gross margin	25,132	31,879	(6,747)	(21.2%)

Operating expenses:
Sales and marketing	11,537	12,006	(469)	(3.9%)
Research and development	9,463	10,668	(1,205)	(11.3%)
General and administrative	5,994	6,725	(731)	(10.9%)
Impairment of goodwill and trademark	-	17,090	(17,090)	NM(1)
Total operating expenses	26,994	46,489	(19,495)	(41.9%)

Operating loss	(1,862)	(14,610)	12,748	(87.3%)

Interest (expense) income - net	(49)	79	(128)	NM(1)
Other expense - net	(53)	(305)	252	(82.6%)

Loss before income taxes	(1,964)	(14,836)	12,872	(86.8%)

Benefit for income taxes	(64)	(114)	50	(43.9%)

Net loss	$(1,900)	$(14,722)	$12,822	(87.1%)

(1) NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the nine months ended March 31, 2010 was $24.6 million, a decrease of approximately $11.3 million, or 31.4%, from approximately $35.8 million for the nine months ended March 31, 2009.  The decrease in product revenue resulted from a $12.4 million, or 51.7%, decrease in video product sales during the nine months ended March 31, 2010, compared to the same period in the prior year.  Video product sales decreased by $11.0 million in the United States due to reductions in purchases from our two largest customers.  Video product sales decreased by $1.3 million in our Asia-Pacific region primarily due to revenue in the prior year period from completion of customized software products to a Japanese cable distributor, that did not recur in the current year period.  We believe that the decreasing volume of video product sales is primarily due to the impact of the economic downturn and the pace at which our broadband customers  upgrade or replace video technology.  Fluctuation in video revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.

Partially offsetting the decline in video product revenue, revenue from our real-time products increased by $1.1 million, or 9.5%, during the nine months ended March 31, 2010, compared to the same period in the prior year.  Real-time product sales increased by $0.4 million in the United States primarily due to the sale of legacy, Aegis system spares during the nine months ended March 31, 2010, compared to the same period in the prior year.  Additionally, real-time product sales increased by $0.5 million and $0.3 million in our Asia-Pacific and Europe regions, respectively, during the nine months ended March 31, 2010, compared to the same period in the prior year.  During the nine months ended March 31, 2010, some of our international customers who delayed purchases of real-time systems in our prior fiscal year, during the global economic downturn, increased their volume of real-time system purchases in the current fiscal year.

Service Revenue.  Total service revenue for the nine months ended March 31, 2010 was $17.7 million, a decrease of $2.1 million, or 10.6%, from $19.9 million for the nine months ended March 31, 2009.  The decrease in service revenue was due to the $1.9 million, or 15.4%, decrease in service revenue related to video products.  Video service revenue decreased due to lower installation revenue in the nine months ended March 31, 2010, compared to the same period in the prior year.  Lower installation service revenue was attributable to lower product sales, from which installation service revenue is often derived, and from the timing of installation services.

 Service revenues related to real-time product sales decreased $0.2 million, or 2.4%, during the nine months ended March 31, 2010, compared to the same period in the prior year.  We have experienced a steady decline in real-time service revenues over the past few years, as our legacy products have been removed from service and, to a lesser extent, from customers purchasing our new products that produce less service revenue.  We expect real-time service revenues to ultimately decline further, as legacy systems continue to be removed from service, partially offset by newer system service and price increases to maintain support of legacy systems.

Product Gross Margin.  Product gross margin was $14.0 million for the nine months ended March 31, 2010, a decrease of $5.3 million, or 27.5%, from $19.3 million for the nine months ended March 31, 2009.  Product margins decreased in terms of dollars due to lower product revenue during the nine months ended March 31, 2010, compared to the same period of the prior year.  Product gross margin as a percentage of product revenue increased to 56.9% in the nine months ended March 31, 2010 from 53.8% in the nine months ended March 31, 2009.  Product gross margins, as a percentage of product revenue, increased primarily because higher margin real-time legacy system sales and video software sales accounted for a greater portion of total product revenue during the nine months ended March 31, 2010, compared to the same period in the prior year.

Service Gross Margin.  The gross margin on service revenue decreased to 62.8% of service revenue in the nine months ended March 31, 2010 from 63.4% of service revenue in the nine months ended March 31, 2009.  The decrease in service margins as a percentage of service revenue was primarily due to the $2.1 million decrease in service revenue, which was coupled with only a $0.7 million reduction of service costs, as service costs are predominantly fixed over the near term.  Decreasing service costs resulted from decreasing facilities, personnel and severance costs, as we have focused on managing costs of the infrastructure that is necessary to fulfill service and support provided for our products.

Sales and Marketing.  Sales and marketing expenses decreased approximately $0.5 million, or 3.9%, to $11.5 million in the nine months ended March 31, 2010 from $12.0 million in the nine months ended March 31, 2009.  Sales and marketing expenses decreased primarily because we incurred $0.4 million less in severance charges as a result of prior year changes to our sales group.  Sales and marketing expense also decreased $0.2 million due to prior year expenses from our strategic marketing launch during the nine months ended March 31, 2009.  We incurred $0.1 million less in incentive compensation during the nine months ended March 31, 2010, as compared to the same period in the prior year primarily due to lower revenues in the current year period.  Partially offsetting these decreases in costs, we incurred $0.2 million of additional costs to support channel partner sales.

Research and Development.  Research and development expenses decreased approximately $1.2 million, or 11.3%, to $9.5 million in the nine months ended March 31, 2010 from $10.7 million in the nine months ended March 31, 2009.  Lower research and development expenses were primarily attributable to a $0.6 million reduction of salaries and benefits, and $0.3 million reduction in severance charges as a result of prior year reductions to our real-time research and development group.  Additionally, we incurred $0.2 million less in incentive compensation resulting primarily from lower revenue and operating results during the three months ended March 31, 2010, as compared to the same period in the prior year.

General and Administrative.  General and administrative expenses decreased approximately $0.7 million, or 10.9%, to $6.0 million in the nine months ended March 31, 2010 from $6.7 million in the nine months ended March 31, 2009.  General and administrative expenses decreased primarily because we incurred $0.4 million less in incentive compensation resulting from lower revenue and operating results during the nine months ended March 31, 2010, as compared to the same period in the prior year.  We also incurred $0.2 million less in consulting fees, primarily attributable to prior year strategic planning costs.  Additionally, we were able to reduce our insurance costs by $0.1 million during the nine months ended March 31, 2010, compared to the same period in the prior year.

Goodwill and Trademark Impairment.  As of both March 31, 2010 and 2009, we had net goodwill and trademark balances of $0 due to the fact that we recorded total goodwill and trademark impairment charges of $17.1 million during the nine months ended March 31, 2009.    We recorded a $16.0 million goodwill impairment charge due to the sustained decline in our stock price and the estimated effect of the economic downturn on our weighted average cost of capital, which reflects the market’s presumed risk on our ability to generate estimated future cash flows.    Additionally, as a result of our strategic planning process for the period ended March 31, 2009, we rebranded our product lines to better reflect our strategic direction and no longer intend to use the Everstream trademark.  Consequently, we recorded a $1.1 million impairment of our Everstream trademark for the nine months ended March 31, 2009.

Other Income (Expense) - net.  During the nine months ended March 31, 2010, we incurred $0.2 million less of realized currency translation losses.  Prior year realized losses resulted primarily from foreign currency transactions by our subsidiaries for which the euro is the functional currency and the decline in the euro value during the nine months ended March 31, 2009.

Net (Loss) Income.  The net loss for the nine months ended March 31, 2010 was $1.9 million or a loss of $0.23 per basic and diluted share, compared to net loss for the nine months ended March 31, 2009 of $14.7 million, or $1.78 per basic share and $1.78 per diluted share.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, operating results and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•	the rate of growth or decline, if any, of video market expansions and the pace that broadband companies implement, upgrade or replace video technology;

•	the impact of the global economic recession on our business and our customers;

•	the rate of growth or decline, if any, of deployment of our real-time operating systems and tools;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	our ability to manage expenses consistent with the rate of growth or decline in our markets;

•	the success of our strategy to market our solutions for the internet and mobility markets;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product sales;

•	our ability to leverage the potential of our media data management to serve advanced advertising and other related data initiatives;

•	our ability to raise additional capital, if necessary;

•	our ability to obtain additional or replacement bank financing, if necessary;

•	our ability to meet the covenants contained in our Credit Agreement;

•	timing of product shipments, which typically occur during the last month of the quarter;

•
our reliance on a small customer base (two of our video customers accounted for 27% of our revenue for the nine months ended March 31, 2010, and two customers accounted for 40% of our revenue in the nine months ended March 31, 2009);

•	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles; and

•
the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital.

Uses and Sources of Cash

We generated $2.4 million of cash from operating activities during the nine months ended March 31, 2010 compared to using $1.3 million of cash during the nine months ended March 31, 2009.  Operating cash inflow during the nine months ended March 31, 2010 was primarily attributable to prepayments from two of our video customers for multi-year maintenance and service contracts.  As a result, the deferred revenue increased by approximately $7.0 million.  Partially offsetting the increase in cash, we had an increase in inventory purchases of $1.7 million.  In addition, cash decreased due to the timing of accounts receivable collection by $1.8 million.  Prior period operating cash inflow was primarily attributable to the timing of accounts receivable collection and the payment of prior year payables and accruals during the period.

We invested $2.4 million in property, plant and equipment during the nine months ended March 31, 2010 compared to $1.6 million during the nine months ended March 31, 2009.  Capital additions during the nine months ended March 31, 2010 were primarily related to development and testing equipment required to implement our strategy to develop and sell solutions to the internet and mobile device markets.  Capital additions during the nine months ended March 31, 2009 related primarily to demonstration systems and product development and testing equipment related to our traditional markets.  We expect capital additions to continue at a similar or slightly lower level during the remainder of this fiscal year.

On March 31, 2010, we entered into a Second Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with Silicon Valley Bank (the “Bank”) which amends certain terms of the existing Loan and Security Agreement (the “Prior Agreement’).  The Credit Agreement extends the maturity date of our credit facility to December 31, 2013 and improves the interest rate paid on outstanding advances under the existing $10.0 million credit line (the “Revolver”).  Advances against the Revolver bear interest on the outstanding principal at a rate per annum equal to the greater of 4.00% or either: (1) the prime rate, or (2) the LIBOR rate plus a LIBOR rate margin of 2.75%.  The Credit Agreement also alters the Revolver availability, allowing $10.0 million for advances under the Revolver as long as we maintain cash at or through the Bank of $15.0 million or more.  At all times that we maintain cash at or through the Bank of less than $15.0 million, the amount available for advance under the Revolver is based upon a formula that is primarily based upon  a percentage of eligible accounts receivable, which may result in less than, but no more than $10.0 million of availability.

The interest rate on the Revolver was 4.00% as of March 31, 2010. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of March 31, 2010, $10.0 million was available to us under the Revolver.  As of March 31, 2010, $0.9 million was drawn under the Revolver and we had approximately $9.0 million of remaining available funds under the Revolver.

Under the Credit Agreement, we are subject to financial covenants similar to those in the Prior Agreement.  Specifically, we are obligated to maintain as of the last day of each quarter, a consolidated tangible net worth of at least $10.6 million, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs.  Our obligation with respect to maintaining a consolidated quick ratio of at least 1.25:1.00 did not change in the Credit Agreement.  All other material terms of the Prior Agreement remain the same and include additional financial covenants and customary restrictive covenants concerning our operations.  The Credit Agreement is secured by substantially all of the assets of the Company.  As of March 31, 2010, we were in compliance with these covenants as our adjusted quick ratio was 4.62 to 1.00 and our tangible net worth was $28.2 million.

At March 31, 2010, we had working capital (current assets less current liabilities) of $30.3 million, including cash and cash equivalents of approximately $29.0 million, and had no material commitments for capital expenditures, compared to working capital of $29.7 million at June 30, 2009, including cash and cash equivalents of approximately $29.1 million.  Based upon our existing cash balances, historical cash usage, available credit facility, and anticipated operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2009. There have been no material changes to our contractual obligations and commercial commitments during the nine months ended March 31, 2010.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this quarterly report may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, the impact of our new video strategy on our business, anticipated reduced product revenue due to the economic downturn, the expected timing of revenue recognition for Media Data and Advertising Solutions sales, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash, the impact of litigation, and our trend of declining real-time service revenue.  These statements are based on beliefs and assumptions of our management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: delays or cancellations of customer orders; changes in product demand; economic conditions; our ability to satisfy the financial covenants in the Credit Agreement; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of  competition on the pricing of video products; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new video solutions; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macro-economic environment; privacy concerns over data collection; and the availability of debt or equity financing to support our liquidity needs.

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

Item 1A.         Risk Factors

Risk factors are discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Item 5.            Other Information

On February 5, 2010, the Compensation Committee (the “Committee”) of the Board of Directors of Concurrent adopted a cash bonus plan (the “Plan”) for certain of our employees, including our named executive officers.  The Plan provides for the payment of a cash bonus payment to eligible employees if we meet 100% of a pre-established revenue target for the second half of our 2010 fiscal year.  If the Committee determines that the pre-established revenue target was achieved, 50% of our pre-bonus operating income will be available as a bonus pool to be distributed to eligible employees selected by our chief executive officer, provided that the allocation of the bonus pool must be approved by the Committee.  The total amount of all payments made pursuant to the Plan, if any, will not exceed $875,000.   Cash bonus payments will be made promptly upon such determination and after our audited financials or audit is complete, but no later than September 15, 2010, provided the Plan participant was an employee of ours or our subsidiaries’ through the end of fiscal year 2010.

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

4.4	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

4.5	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

10.1	Second Amended and Restated Loan and Security Agreement dated March 31, 2010 between the Company and Silicon Valley Bank (filed as Exhibit 99.1 to the Form 8-K filed on April 2, 2010).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in the Notes to the condensed consolidated financial statements in this report.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2010		CONCURRENT COMPUTER CORPORATION

	By:	/s/ Emory O. Berry
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

4.4	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

4.5	Form of Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

10.1	Second Amended and Restated Loan and Security Agreement dated March 31, 2010 between the Company and Silicon Valley Bank (filed as Exhibit 99.1 to the Form 8-K filed on April 2, 2010).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in the Notes to the condensed consolidated financial statements in this report.

**	Filed herewith.