Form 10-K
period 2010-06-30
CONCURRENT COMPUTER CORP/DE
filed 2010-08-31
CIK 749038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2009 was approximately $34.1 million based on the closing price of $3.96 of our common stock as reported by the NASDAQ Global Market on December 31, 2009.  There were 8,894,000 shares of common stock outstanding as of August 27, 2010.

Certain portions of the Registrant's Proxy Statement to be used in connection with Registrant's 2010 Annual Meeting of Stockholders scheduled to be held on October 26, 2010 are incorporated by reference in Part III hereof.

Concurrent Computer Corporation
2010 Form 10-K Annual Report

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

Item 1. Business.

Overview

We are a provider of software, hardware and professional services for the video market, the media industry, and the high-performance, real-time market.  Our business is comprised of two segments for financial reporting purposes: products and services.  We provide products and services for each of these markets.

Our video solutions consist of software, hardware, and services for intelligently streaming video and collecting video consumption media data for advanced interactive video services and advertising.  Our solutions and services are sold to broadband and content providers around the world.

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

As soon as reasonably practicable after filing with the Securities and Exchange Commission (“SEC”), we make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available, free of charge, on our website located at www.ccur.com.  We have adopted a code of ethics that is applicable to all employees as well as a code of ethics applicable to our principal executive, financial, and accounting officers.  Both of these ethics policies are posted on our website located at www.ccur.com.  Copies will be furnished upon written request at the following address:  Attn:  Secretary, 4375 River Green Parkway, Suite 100, Duluth, Georgia  30096.  If we amend or change our code of ethics applicable to our principal executive, financial and accounting officers or grant a waiver under such code, we will disclose these events through our website and by distributing a press release.

The Video Market

The market for video consumption, audience measurement, and advertising is changing rapidly as consumers demand flexibility in their viewing options.  Fundamental shifts, similar to how digital file delivery dramatically altered how we purchase and listen to music, are occurring in the video market and moving it to a completely on-demand model across multiple screens.  With the proliferation of smart devices and digital video recorders (DVRs) as well as content repositories like YouTube or Hulu.com, consumers have more and more choices of how, when and where to watch their favorite programming.  Whether content is professionally created or user-generated, viewers are only a few clicks away and are adapting quickly to follow it from channel to channel and screen to screen.

We believe we are positioned to build and deliver the solutions broadband providers require to address this fundamental market shift.  Our 100% standard commercial hardware infrastructure enables seamless, multi-platform delivery of video to any device, anytime, over any network.  Concurrent has over a decade of recognized leadership in delivering innovative, Emmy®-winning video solutions like video-on-demand (“VOD”) and time-shifted television to broadband markets around the world.  SNL Kagan estimates that in calendar year 2009 U.S. cable subscribers viewed over 7.1 billion on-demand videos, an increase of over 10% from 2008, generating an estimated over $1.4 billion for the U.S. cable operators (SNL Kagan, The State of Home Video, 2009).  As of June 30, 2010, Concurrent has 205 distinct video systems deployed in cable and telecom markets worldwide that represent over 25.0 million basic subscribers.  Our Media Data and Advertising Solutions (MDAS) software provides valuable operational reporting and data collection services and has been deployed in 280 distinct video systems worldwide, servicing over 36 million digital subscribers.

Consumers increasingly want to watch interactive video on their web-enabled personal computers and consumer electronics devices.  On a per subscriber basis, Nielsen Online reported that Americans watched an average 3 hours, 10 minutes per month of on-line video in the first calendar quarter of 2010 compared to 3 hours in the first calendar quarter of 2009, a 5.9% increase.  Twelve percent of internet time in the U.S. is spent watching video (Nielsen NetView, June 2010).  Therefore, we believe video consumption over the Internet on the personal computer is clearly showing growth.

The mobile video market is also growing.  The Nielson Three Screen Report for the first calendar quarter of 2010 reported that 20.3 million Americans watched videos on their mobile devices an increase of over 51% compared to the first calendar quarter of the prior year.  The mobile video viewers watched an average of 3 hours, 37 minutes per user per month (Nielson Three Screen Report).  Adults aged 25 to 49 made up 55% of the mobile video audience each month (Nielsen Three Screen Report).

Consumer demand for multi-screen video is growing, yet the business model is still evolving.  In order to address these markets, we believe video solutions need to have the following characteristics:

•
Open.  Video solutions should provide an open integration framework that can be used to enable a wide variety of device independent revenue producing applications across a single network.  This open framework promotes best-of-breed solutions and allows service providers the flexibility to deploy solutions in a wide range of environments.  An open platform also enables the utilization of standard commercial hardware, which reduces the total cost of ownership.

•
Commercial.  Video solutions need to enable commercial video to be delivered to consumer devices.  Commercial video is of the highest quality, enabling an entertaining and highly reliable video experience.  Commercial quality-of-service, content protection, and scalability features provide the foundation for reliable, large scale deployments of revenue-generating video services.

•
Intelligent.  Video solutions need to be intelligent to collect information about subscriber behavior relative to video consumption and leverage this information to enable personalized advertising, interactive applications, and optimized video delivery across global, national, and regional networks.  Intelligent ad placement is essential to monetizing video content and building new commercial models that will foster the growth of on-demand services such as time shifted television and network based DVR.  This emerging intelligent advertising model is the foundation for the commercialization of video across television, internet and mobile environments.

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

•
Image Generation. Image generation requiring scalable, standard commercial graphics technology for the highest levels of computer-generated image quality and fidelity, compatibility with the latest industry-standard components from leading graphics suppliers and improved customer value versus proprietary solutions.

•
Industrial Process Control.  Plant monitoring and control systems that ensure safety and reliable operation in industrial environments. Examples include gas and oil pipeline supervision, power plant control systems and manufacturing monitoring.

•
Information Technology.  Data processing that requires high reliability and time-critical response to user action with minimal interrupt latency such as applications used for stock and bond trading, financial analysis and other financial transaction systems.

Business Strategy

Video Solutions Product Line

Our video strategy is comprised of the following primary initiatives:

•
Innovate to Improve the Video Viewing Experience.  Since the introduction of our video servers over eleven years ago, we have competed and won deployments with broadband providers worldwide.  We intend to focus on continuing to serve these customers and add to our customer base by providing the product innovations and customer support that these customers need to succeed.  It is our goal to provide the highest quality products and support so that we enable our customers to succeed with their customers.  We continue to focus on the development of future video technologies to remain a technology leader by improving streaming, storage and content ingest flexibility, asset management, the subscriber’s navigation experience, encryption techniques, time-shifted video applications, business analytics, advertising applications, and functionality across multiple screens.

•
Extend the Commercial Video Experience to Personal Computers and Mobile Devices.  We have begun to extend the capabilities of our video delivery platform to reach beyond the television to personal computers and mobile devices.  We intend to leverage our core expertise in delivering commercial video and applications to the television to offer a similar experience and quality of service to other devices.  We intend to extend our video solutions so that our current customers and new customers can utilize existing video infrastructure to deliver video to their customers on any device.  We are implementing technology based on a variety of open standards in order to ensure our solutions are compatible with those available from third-party solution providers across the television, personal computer and mobile device domains.  We believe our interoperability efforts will allow our solutions to be quickly and successfully deployed in a wide variety of new and existing environments.

•
Provide Media Data Management and Advertising Solutions to all Video Outlets.  Our MDAS product portfolio provides the media industry with four core segments that are focused on driving revenues or optimizing video operations across multiple screens:

o	Media Data Management which includes world-class media data collection, aggregation, warehousing, and distribution solutions across linear, interactive, DVR and VOD services.
o	Video operational reporting which includes multi-screen video infrastructure and network health and operations monitoring, optimization, and management services and solutions.
o	Interactive solutions which includes interactivity platforms, data management, and advertising across television, mobile, and web domains.
o
Advanced advertising which includes converged multi-screen campaign management and decision engine platforms based on industry leading technology patents, and business consulting services to help our customers define, plan, price, implement, and execute advanced advertising and targeted campaigns for their constituents.

Real-Time Product Line

Our real-time strategy is comprised of the following primary initiatives:

•
Our Real-Time Linux Operating Systems.  The market for multi-core, open software has grown, and we are positioning our RedHawk Linux real-time operating system as a standard, real-time open source operating system by developing enhanced features for time-critical applications.  Additionally, market dynamics are shifting to multi-processor environments with greater per-device processing capabilities, thereby affording us an opportunity to provide our real-time operating system to the embedded device market.

•
Real-Time Operating System Sales on Standard Commercial Hardware Platforms.  Our strategy includes offering our RedHawk Linux operating system on our iHawk™ integrated hardware solutions in support of new applications, as well as upgrades to our legacy system platforms. Our iHawk family is a line of standard commercial hardware, highly configurable, multi-core Intel® Xeon™ and AMD Opteron™ servers available in single, dual, quad, and 8-way processor models, which scale from 2 to 64 processor cores.  We expect that the on-going introduction of a wide range of Intel and AMD-based servers and workstations running our RedHawk Linux operating system will allow us to compete for a broad range of business opportunities.

•
SIMulation Workbench™ and NightStar™ Tools.  We are enhancing and positioning SIMulation Workbench with the intention of positioning it as an industry standard tool for aerospace and automotive hardware-in-the-loop test applications.  Our NightStar tool suite is a set of software debugging and analysis tools that enable our customers to perform diagnostic tests on the applications they have developed and system tuning for use on our Linux and proprietary real-time operating systems.  This tool set is also available for standard Linux distributions and differentiates our real-time offering from other proprietary and Linux-based real-time offerings.

•
Customized Input/Output (I/O) and Packaging Solutions.  We will continue to leverage our ability to deliver complex, customer-specific, integrated I/O and packaging for simulation and data acquisition applications such as aerospace and automotive test stands and other simulation platforms.  Our customized hardware offerings include SIGnal Workbench programmable signal conditioning products for real-time applications that require analog input conditioning.

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

Video Solutions Products

Our video solutions are typically located within a network with a small software module residing on the subscriber’s device.  When a subscriber selects a video, a video stream is sent from our video server to the customer’s device.  The consumer selection is typically captured by the back-office software, creating a billing and royalty record.  Our media data and advertising products integrate with video delivery systems and capture information on video consumption and organize and report that information.

MediaHawk® Video Platform.  Our MediaHawk  and VX video solutions combine standard commercial hardware sourced from leading original equipment manufacturers with our own software.  We believe our modular approach provides our customers with the ability to successfully manage initial deployments, expand those deployments, and add new services.  In fiscal year 2010, we shipped video servers that increased the capacity of our cumulative solutions shipped to over 2.1 million standard streams.  Our design goal is to provide seamless end-user viewing of the highest quality.  Our video solutions allow our customers to automate the movement of content from one storage location to another based upon demand and other network requirements.  We believe this feature enables the most efficient streaming and storage of content.  We have applied for multiple patents to protect the architecture and design of our video platform.

Our video platform includes the following software components:

•
Unified Video Delivery Software.  Our video delivery software supports simultaneous multi-screen delivery from a common software release.  Delivery options include Gatling Resilient Streaming via RTSP, HTTP Dynamic Bit Rate Streaming, HTTP Progressive Download, and HTTP Download.

o
Gatling Resilient Streaming. Our Gatling Resilient Streaming software enables real-time streaming delivery of content to consumer devices and ensures that there is no interruption in a subscriber’s active session as a result of a component or network link failure.  The MediaHawk solution automatically detects failures and reroutes the data to an alternate server in real-time to ensure seamless video delivery to the subscriber.

o	HTTP Dynamic Bit Rate Streaming. Our HTTP Dynamic Bit Rate Streaming software enables smooth video streaming to consumer devices over variable bandwidth networks such as Internet and mobile networks.
o
HTTP Progressive Download / Download.  Our HTTP Progressive Download and HTTP Download software enables content to be transferred over variable bandwidth networks to a variety of consumer devices, including personal computers, mobile devices, gaming systems, and STB/DVR products.

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

•
Web Client. We have developed an HTML-based VOD navigation system which leverages standard commercial web-development technologies and standards.  This application allows broadband operators to use standard web-authoring tools to create and brand their own video navigation pages.

Our video software is installed into and integrated with standard commercial hardware components such as servers, disk arrays, solid state storage arrays, and network switching equipment.  Our video solutions are compatible with a wide range of equipment and software employed by broadband companies to deliver digital television service, including digital set-top boxes from Cisco Systems Inc., Motorola, Pioneer, Sony, Pace Micro, Samsung, Humax, and Matsushita and transport topologies such as IP, DSL, Gigabit Ethernet, DVB-ASI, ATM, and 64 and 256 QAM IF or RF.  Our solutions are also compatible with multi-screen capable video players developed by Microsoft, Adobe, and Apple.

Media Data and Advertising Solutions.  Our MDAS portfolio of managed service solution is based upon media management, video operational reporting, interactivity and advanced advertising.  These solutions are focused on driving revenues or optimizing video operations across multiple screens.  Our solutions portfolio is aligned with these segments and includes:

Data SuiteTM.  Data Suite is our data collection solution that is currently deployed at 5 of the top 6 major U.S. cable operators, managing the data of over 36 million subscribers.  It consists of two components:

•
DataSuiteTM Infrastructure Solutions.  This software includes our Data Collection Engine that supports over 110 vendor interfaces and connectors, and the Central Data Warehouse System, which is used to aggregate, correlate, and organize the data structures, then implement various methodologies to integrate with multiple vendors, solutions, and third parties for reporting and analytics initiatives.

•
DataSuiteTM Logistics Services.  This software includes our services based on our in-house advanced media data management skills and focused resources to deliver end-to-end turnkey data management services to broadband providers. We seek to become the trusted partner to our customers for all their needs in media solutions hosting, data collection, aggregation, auditing, certification, warehousing, and data delivery to third parties.

Our DataSuite product captures media data from our customers’ diverse networks, leveraging, correlating, and interpreting it to empower marketing, programming, advertising, and operations teams to seamlessly analyze usage, revenue, and quality of services.  This intelligence provides new ways to compete by quickly identifying opportunities for revenue growth, operational efficiencies, and reduction of subscriber churn.  This information can be utilized by the following modules:

•
Central Data Warehouse™ (CDW)VLI. This new solution is the next generation platform of DataSuite for cross services data solutions. It enables the collection, aggregation, correlation and warehousing of media data across video (V), linear (L), and interactive (I) platforms. This solution enables the aggregation of data across these services, and across multiple screens including television, web, and mobile.

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

•
Campaign Director (Ci™).  Ci is a cross-medium and three-screen enterprise application server and data warehouse system for managing advertising campaigns across single or multiple system networks.  Ci represents our fifth generation of distributed ad campaign management technology for broadband platforms including VOD, interactive, mobile, and web.  The application is SCTE-130 compliant and is made up of two components: the Campaign Director and the Campaign Decision Engine.  Campaign Director is designed to be deployed in a centralized location while Campaign Decision Engines are deployed at each system, feeding information to the Campaign Director.  Ci is built upon Java J2EE Enterprise Java Bean technology, giving it enterprise scalability, reliability and portability to different hardware and operating system platforms.

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

Real-Time Products

Our principle real-time products are:

•
RedHawk™.  RedHawk is an industry-standard, POSIX-compliant, real-time Linux operating system.  RedHawk, compatible with the popular Red Hat® Linux distribution, provides high I/O throughput, fast response to external events, determinism and optimized interprocess communication.  RedHawk maintains third-party software compatibility with Red Hat Linux, allowing us to take advantage of the full range of third-party software applications that run on Red Hat.  RedHawk achieves real-time performance by means of a multithreaded, fully-preemptable real-time kernel with low-latency enhancements. RedHawk's true symmetric multiprocessing support includes load-balancing, CPU shielding and memory allocation optimization to maximize determinism and real-time performance.  RedHawk is optimized for multi-core environments and supports both 32-bit and 64-bit systems.

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

•
SIMulation Workbench.  SIMulation Workbench is a software product that provides a complete real-time modeling environment to develop and execute real-time hardware-in-the-loop simulations.  Its user interface enables convenient configuring, starting, stopping, recording and playback of simulation runs.  SIMulation Workbench provides a fast, direct shared-memory access to all parameters and signals needed by a simulation.  SIMulation Workbench’s in-memory design optimizes performance and data conversion speed.  SIMulation Workbench is offered together with iHawk real-time computer systems and data acquisition I/O.

•
iHawk™.  Our iHawk servers, based on the latest Intel Xeon or AMD Opteron technologies, feature our RedHawk Linux real-time operating system and our Real-Time Clock and Interrupt Module.  iHawk multiprocessing systems are extensively deployed in simulation, data acquisition and industrial process control applications, and satisfy scientific and other complex computing requirements. iHawk systems offer integrated solutions to applications requiring customized and complex I/O and signal conditioning including hardware-in-the-loop test stands, vibration analysis platforms and simulation hosts.  iHawk systems are also available with real-time enhanced NVIDIA CUDA technology for parallel processing application.

•
ImaGen™.  ImaGen is our imaging platform for simulation and modeling applications that require high-performance graphics.  ImaGen visual servers running RedHawk Linux provide multiple channels of state-of-the-art visualization and graphics performance.  High-end image generation, once achievable only on large, costly, dedicated visual systems, is provided by ImaGen servers employing standard commercial graphics technology.  Typical ImaGen imaging applications include civil and military simulation, mission planning, homeland security, scientific and medical visualization, architectural design and energy exploration.

•
Power Hawk®.  Power Hawk is our family of scalable, real-time UNIX-based Versa Module Eurocard (VME) form factor systems capable of supporting data acquisition, simulation and industrial process control applications.  The Power Hawk line features Motorola PowerPC processors and is available in dual- and quad-processor versions.

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

•
SIGnal Workbench.  SIGnal Workbench is a high-performance, real-time dynamic data processing and monitoring system for engine, turbo machinery, structural and other vibration test applications. SIGnal Workbench is a complete solution for high-cycle fatigue testing – iHawk real-time computer, data acquisition input cards, programmable signal conditioning, cabling and powerful GUI test software for data acquisition control, data management, display and post-test analysis.  SIGnal Workbench's programmable signal conditioning hardware is also available separately with a control API for any real-time application that requires analog input conditioning.

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

Managed Services.  We offer a comprehensive set of professional services to customers using our MDAS solutions, often customized to fit the specific needs of the individual customer.  Services include monitoring of data transmissions, confirmation of data integrity, system maintenance, installation of updates and monitoring of data delivery between customer systems.  The fees for managed services vary depending on the number of subscribers or markets served by our solution, the operational challenges posed by the customer configuration and the specific services and service levels provided.

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

Sales and Marketing

We sell our systems primarily in the U.S. through our direct field sales team supported by consultants and our technical support group and have recently expanded our efforts to work with resellers and distributors worldwide.  As of June 30, 2010, we had 74 employees in sales and marketing, which includes sales, sales support, marketing, strategic communications, product-line management, program management, and business development.  Our sales force has significant experience in video solutions and real-time operating systems.  Outside North America, we utilize a direct sales force out of our facilities in France, Germany, Hong Kong, Japan, Beijing and the United Kingdom, augmented by our channel partners (resellers and system integrators).

Customers

We derive revenue from a limited number of customers.  Our products are typically manufactured and shipped in the same quarter the purchase order is received.  Accordingly, we do not believe backlog is a meaningful indicator of future level of sales.   Our backlog for real-time systems and video solutions at June 30, 2010 and 2009 totaled $4.0 million and $1.5 million, respectively.  In addition, we had deferred revenue of $15.4 million and $8.9 million at June 30, 2010 and 2009, respectively, which resulted primarily from prepaid services and shipments of systems where the revenue had not yet been recognized. The year -over-year increase in deferred revenue was primarily attributable to prepayments from two of our video customers for multi-year maintenance and service contracts.

We have purchase agreements with many customers, but these agreements typically do not require minimum purchases of our products.  As a result, sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers' budgets for capital expenditures and new product introductions.

A significant portion of our video revenue has come from, and is expected to continue to come from, sales to broadband companies.  For the fiscal year ended June 30, 2010, Cox Communications, Inc. (“Cox”) represented 20% of our total revenue.  For the fiscal year ended June 30, 2009, Cox represented 19% and Time Warner, 18%. And for the fiscal year ended June 30, 2008, Cox represented 12% and Time Warner, 10%.  No other customer of our video solutions accounted for more than 10% of our total revenue during the last three fiscal years.

Although we sell our real-time products to large customers, the customer base is generally more diversified than our video solutions business.  For the fiscal year ended June 30, 2010, Lockheed Martin Corporation (“Lockheed”) accounted for 11% of our total revenue.  No customer accounted for more than 10% of our total revenues during the fiscal years ending on June 30, 2009 and June 30, 2008.

We derive a significant portion of our revenues from the supply of products to U.S. government prime contractors and agencies of the U.S. government.  The supplied systems include iHawk, ImaGen, PowerMAXION, Power Hawk, 3200-2000 product lines, and other configurations from RedHawk Linux, with certain systems incorporating custom enhancements requested by the customer.  We sell these integrated computer systems to prime contractors, including Lockheed, Boeing, Northrop Grumman, Raytheon and other Fortune 500 companies.  We also supply spare parts, upgrades, engineering consulting services and both hardware and software maintenance.  For the fiscal years ended June 30, 2010 and 2009, we recorded $13.6 million and $9.4 million, respectively, in revenues to U.S. government prime contractors and agencies of the U.S. government.  Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, failure to exercise options, changes in government policies and the imposition of budgetary constraints.  A loss of government contract revenues could have a material adverse effect on our business, financial condition and results of operations.

New Product Development

We are committed to the development of new technology and rapid innovation in the evolving markets in which we compete.  Research and development costs are expensed when incurred and aggregated $12.5 million, $13.8 million, and $16.6 million in fiscal years 2010, 2009, and 2008 respectively.  See Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for explanations of changes in research and development expenses.

Our research and development strategies for our video solutions are based on market demands and are focused on the following:

•
Multi-Screen Delivery.  In order to expand the capabilities of our video solutions to reach beyond the television to personal computers and mobile devices, we are adding support for new file formats and delivery methods associated with mobility, web, and high speed data video distribution.  We are also planning to introduce transcoding, transrating, and digital rights management features that will allow video to be adapted for delivery over a variety of networks and protected as required by premium content owners.  To ensure compatibility in multi-screen environments, we are integrating our MediaHawk platform with third-party software and infrastructure components that are required to support delivery to mobile devices and personal computers.

•
Content Management / CDN.  We believe that demand for stored content will increase from thousands of hours to tens or hundreds of thousands of hours.  We continue to enhance our systems to intelligently manage the distribution, placement, and life-cycle management of stored content across local, regional and national networks to ensure the most efficient use of our customers’ networks.  We believe that with our experience in a variety of open video system architectures we are well positioned to address our customers’ future content strategies.

•
Media Data Management.  We believe understanding what consumers watch, when they watch and how they watch video is essential to the broadband providers, content owners, advertisers, and ad agencies.  We are developing our MDAS offerings to provide this information, thereby replacing services that currently project or estimate consumer activity with small samplings.

•
Interactive and Targeted Advertising.  Interactive long format advertising has already been deployed by numerous customers.  Targeted advertising technology will allow our video solutions to insert different commercials into the video streams for different consumers.  This technology will allow the advertiser to closely “target” product advertisements to consumers most likely to buy, rather than broadcasting the same advertisements to everyone.  These products are currently involved in lab tests.

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

•
Open Application Environment.  We believe it will be critical for our customers to develop new video applications in a timely and cost effective manner for their subscriber base.  Our Open Application Environment exposes key data elements within the existing video delivery system to allow the addition of consumer video applications within an open framework.

Our research and development strategies for our real-time products are based on market demands and are focused on the following:

•
RedHawk Linux.  We are enhancing our RedHawk Linux real-time operating system to provide increased determinism for time-critical applications.  We also plan to continue development of RedHawk Embedded for embedded computing environments.  RedHawk will continue to track the latest Linux enhancement and kernel versions.

•
iHawk. We will continue to offer iHawk multiprocessor systems based on the latest Intel and AMD processor technology and state-of-the-art packaging.  These systems will be available in 2 to 64 core configurations and will include support for new Intel and AMD multi-core processors and NVIDIA CUDA technology as it is released.

•	SIMulation Workbench. We are enhancing SIMulation Workbench with new features and support for additional I/O cards as needed by our customers for hardware-in-the-loop testing applications.

•	Imagen. We plan to continue to introduce ImaGen multi-channel visual servers featuring the latest NVIDIA and AMD/ATI graphics cards.

•	NightStar Tools. We are introducing new features to NightStar to improve debugging efficiency and performance in multi-core and multiprocessing environments.

Competition

Our video solutions and real-time products are sold into highly-competitive environments, driven by rapid technological innovation.  Both product groups compete based upon features, reliability, scalability, service, and price.  Due in part to the range of performance and applications capabilities of our products, we compete in various markets against a number of companies.

The major competitors of our video solutions currently include the following:  Arris Group Inc., Cisco Systems, Inc., Edgeware, Harmonic Inc., Microsoft, MobiTV, Inc., Motorola, Inc., Netflix, Inc.,  OpenNet, RealNetworks, Inc., SeaChange International, Inc., Verivue and Wowza Media Systems.  We believe that we and SeaChange International Inc. are the leaders in the North American cable and international video delivery markets based on the number of subscribers in the markets served.  Typically, in opportunities for our MDAS products, we also compete against in-house development or customer offerings from consulting entities such as Accenture.

Our real-time product line competes with a number of companies.  We categorize our major competitors as follows:

•	Computer companies that provide solutions for applications that address specific performance characteristics, such as high-performance image generation, including Quantum3D and Rockwell Collins;

•	Companies providing competitive Linux and other real-time operating systems or tools for optimizing systems, including Red Hat, Novell, MontaVista, LynuxWorks and Wind River;

•	Companies involved in hardware-in-the-loop and data acquisition including dSpace and ADI Corporation; and

•	Customers who may choose to integrate their own in-house real-time solutions using standard commercial hardware and open-source Linux operating systems and tools.

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

We own three U.S. patents and multiple foreign counterparts covering targeted advertising across any type of network.  These U.S. patents are Nos. 5,931,901; 6,038,591; and 6,161,142.  In addition, these U.S. patents have foreign counter-parts issued in various foreign jurisdictions.  Additionally, we have patent applications pending in the United States and abroad.  We have also obtained a patent license to a patent portfolio (13 patents, 29 patent applications, and all additions, divisionals, continuations, continuations-in-part, extensions, reissues, and foreign counterparts thereof) which is now owned by Alcatel-Lucent.  These patents cover multiple interactive television, targeted advertising, and on-demand technologies.  The portfolio includes U.S. Patent Nos. 5,623,595 and 5,805,804 (“Subject Patents”).  In addition to our original license, on September 28, 2007, Concurrent obtained a separate Patent License to the Subject Patents from Broadband Royalty Corporation (“BBR”), with assurances from its parent company, C-COR Incorporated.  BBR co-owns the Subject Patents with Alcatel-Lucent.  The Patent License provides a license to the Subject Patents that may be transferred to an acquirer of Concurrent or Concurrent’s video streaming business, so long as the acquirer has not been formally identified as an actual or potential Alcatel-Lucent licensee.

We have entered into licensing agreements with several third-party software developers and suppliers.  Generally, such agreements grant us non-exclusive, worldwide licenses with respect to certain software provided as part of computers and systems we market and terminate on varying dates.

Suppliers

We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms.  These components include systems, system boards, memory, CPUs, mother boards, storage devices, software, and chassis.  We purchase product components from the following single suppliers: Dell, Xyratex, Qlogic, STEC, Curtis-Wright, Oracle, Kardios, KMA Systems, Supermicro, Tyan, GE Intelligent Platforms, General Standards, Data Device Corporation, Myricom, Pentair, and North Atlantic Industries.  In most cases, comparable products are available from other sources, but would require significant reengineering to conform to our system specifications.  Single-source suppliers accounting for 10% or more of these purchases were Xyratex (20%) and Dell (19%) for the fiscal year ended June 30, 2010.  For the fiscal year ended June 30, 2009, Xyratex accounted for 22%, Dell accounted for 16% and Bell Micro Products accounted for 16%.

Seasonality

We have experienced variations in revenue, expenses and operating results from quarter to quarter, and it is probable that these variations will continue.  We believe that fluctuations in the number of orders for our video solutions being placed from quarter to quarter are principally attributable to the buying patterns and budgeting cycles of broadband companies.  We believe that orders for real-time products are dictated by buying cycles of the government and large government contractors.  In addition, for both product lines, orders are often not finalized until the end of a quarter.  However, we do not believe seasonality is a significant factor at this time.

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

Employees

As of June 30, 2010, we had 302 full-time employees worldwide.  Of these employees, 247 were located in the United States and 55 were located internationally.  Our employees are not unionized.

Financial Information About Foreign And Domestic Operations And Export Sales

A summary of net sales (consolidated net sales reflects sales to unaffiliated customers) attributable to our foreign and domestic operations for the fiscal years ended June 30, 2010, 2009, and 2008 is presented in Note 10 to the consolidated financial statements included herein.

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

The risk factors below contain forward-looking statements regarding Concurrent.  Actual results could differ materially from those set forth in the forward-looking statements.  See “Cautionary Statements Regarding Forward-Looking Statements” on page 38.

Risks Related to Our Business

Continuing uncertainties in the domestic and global economies may reduce demand for our products and services.

A recession in the domestic and global economy may negatively affect our operating results.  The uncertainty in economic conditions in many of our markets may impact demand for our products and render budgeting and forecasting difficult. The difficulty in forecasting demand increases the difficulty in anticipating our inventory requirements, which may cause us to over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, affecting our ability to meet customer requirements.

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

If content providers, such as movie studios, limit the scope of content licensed for use in the digital video market, our business, financial condition and results of operations could be negatively affected because the potential market for our products would be more limited than we currently believe.

The success of the video market is contingent on content providers, such as movie studios, continuing to permit their content to be licensed for distribution in this market. Content providers may, due to concerns regarding marketing or illegal duplication of the content, limit the extent to which they provide content to the markets served by our customers and potential customers. A limitation of available content would indirectly limit the demand for our video systems.

A significant portion of our revenue has been, and is expected to continue to be, concentrated in a small number of customers.  If we are unsuccessful in maintaining and expanding relationships with these customers or lose any of these customers, our business will be adversely affected.

For the fiscal year ended June 30, 2010, Cox and Time Warner accounted for approximately 20% and 8% of our total revenues, respectively, and approximately 37% and 15% of our video solutions revenue, respectively.  For the fiscal year ended June 30, 2009, Cox and Time Warner accounted for approximately 19% and 18% of our total revenues, respectively, and approximately 30% and 28% of our video solutions revenue, respectively.  If we are unsuccessful in maintaining and expanding key relationships with these and other existing customers or if these customers’ purchasing levels are reduced, our business will be materially adversely affected.  Further, if we are unsuccessful in establishing relationships with other large companies or experience problems in any of our systems, our ability to attract new customers and sell additional products to existing customers will be materially adversely affected.

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

Due to our limited customer base and the relative size of each customer compared to Concurrent, our customers may make extensive demands upon our business.  Such demands may include high levels of contractual service, product-improvement obligations and severe price pressure.  In addition, our failure to adequately perform under these contracts could result in liquidated damages.  The payment of any liquidated damages or failure to meet our customers’ expectations could substantially harm our future business prospects.

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

In North America, broadband companies have widely adopted video solutions over the past decade.  Many will be reluctant to change vendors as systems are upgraded, due to the integration into their network.  As a result, future opportunities for new sales of video servers into these markets may be limited.

We are transforming the video business and seeking to broaden from cable- and IPTV-based VOD solutions to video-to-any-screen.  The transformation will require additional resources, especially in research and development, and will require us to develop and sell new products to new customers.  A failure to transition the business will be costly.

Our video expertise for the last ten years has been focused on the VOD market.  Although we have been successful in VOD, we recognize it is a relatively small market and, as such, we plan to transition the business to serve video to all devices.  In order to accomplish this transformation, we have rolled-out a new strategic plan and we have begun executing against that plan.  We are currently investing in research and development resources to develop the products necessary to serve these new markets.  We have also invested in new sales professionals to help us sell our existing and new products to a wide customer set.  We believe that these steps are necessary, but they are expensive.  We are making these investments in a challenging macro-economic environment and may be unable to develop or sell any new marketable products.   In addition, we may face robust competition both from internally-developed solutions and from larger and better-positioned companies.  If we are not successful in establishing new products and new customers, we will have expended considerable effort and capital to transition the business and will not have received any economic benefit.

We utilize open source software, which could enable our customers or competitors to gain access to our source code and distribute it without paying any license fee to us.

Key components of both our real-time and on-demand products utilize open source software on Linux platforms.  Some open source software, especially that provided under the GNU Public License, is provided pursuant to licenses that limit the restrictions that may be placed on the distribution and copying of the provided code.  Thus, it is possible that customers or competitors could copy our software and freely distribute it.  This could substantially impact our business and our ability to protect our products and future business.

We incurred net losses in the past and may incur further losses in the future.

We incurred net losses of $1.0, $14.5, $12.2, $9.3 and $7.7 million in fiscal years ended June 30, 2010, 2009, 2007, 2006 and 2005, respectively.  Our $14.5 million net loss in fiscal 2009 included a one-time $17.1 million non-cash impairment of intangibles.  As of June 30, 2010, we had an accumulated deficit of approximately $173.0 million.  We may incur additional net losses in the future.

Future issuances or repurchases of our equity, or transfers of our equity by third parties, may impair our future ability to use a substantial amount of our existing net operating loss carryforwards.

Future transactions and the timing of such transactions could cause an additional ownership change for income tax purposes under Section 382 of the Internal Revenue Code. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock, or acquisitions or sales of shares of Concurrent stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account. Many of these transactions are beyond our control. If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate a new annual restriction on the use of our net operating loss carryforwards to offset future taxable income, but we would be able to continue to carry forward unused amounts from prior years.

We rely on a combination of contracts and copyright, trademark, patent and trade secret laws to establish and protect our proprietary rights in our technology.  If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur expenses to enforce our rights.  Our business could also be adversely affected if we are found to be infringing on the intellectual property of others.

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

Other companies, such as Acacia Technologies Group, Personalized Media Communication L.L.C., Vtran Media Technologies, the SCO Group, and our competitors, may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products.  Further, we have indemnification obligations with numerous customers that could require us to become involved in intellectual property litigation.  As a result, we may be found to be infringing on the intellectual property rights of others.  In the event of a successful claim of infringement against us or against a customer to which we have an indemnification obligation, our business and operating results could be adversely affected.

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

The markets for video solutions and real-time products are extremely competitive.  Our primary on-demand competitor, SeaChange International, Inc., is well funded and has been successful in the VOD market.  Other competitors are divisions of larger public companies with an established presence in the industry.  Further, as we expand our product offerings to additional delivery devices, we encounter a different set of competitors for each new product line.  This intense competition has negatively impacted our VOD revenues and may severely impact our success and ability to earn additional revenue through expanding our video solutions offerings.

Although we currently enjoy a leadership position in providing media data and advertising solutions and services, this is also a very competitive field.  We could be displaced by some competitors or internally-developed solutions.

The market for our real-time products is ever changing.  Although we currently enjoy a leadership position in high-performance, highly deterministic computing solutions, a number of well-funded competitors such as Novell, Oracle, IBM, and Red Hat, among others, could displace us.  As demand shifts, we may be unable to adequately respond to customer demands or technology changes.  There may be new entrants into the real-time market with better, more appropriate products.  We may also experience decreasing prices for our products and services due to competition, the purchasing leverage of our customers and other factors.

A list of the competitors we face in both of our markets and a categorization of our competitors is included under the Competition heading in the Business section in this Annual Report on Form 10-K for the year ended June 30, 2010.

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

We derive a significant portion of our real-time revenues from the supply of systems under government contracts and/or orders.  For the fiscal year ended June 30, 2010, we recorded $13.6 million in sales to U.S. government prime contractors and agencies of the U.S. government, up $4.2 million, or 45% from the year ended June 30, 2009.  These sales represent approximately 23% and 13% of our total sales in the fiscal years ended June 30, 2010 and 2009, respectively.  Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, changes in governmental policies or regulations which could significantly increase the cost of doing business with the government and the imposition of budgetary constraints.  Many governments are struggling to balance their budgets which could further reduce funding for contracts.  A loss of government contract revenues would have a material adverse effect on our business, results of operations and financial condition.

If we fail to develop and market new products and product enhancements in a timely manner, our business could be adversely affected.

Our future success is dependent on our development and marketing of additional products that achieve market acceptance and enhance our current products.  In addition, services, products or technologies developed by others may render one or more of our products or technologies uncompetitive, unmarketable or obsolete.  Our future success will depend on our ability to continue to enhance our existing products, including development of new applications for our technology, and to develop and introduce new products to meet and adapt to changing customer requirements and emerging technologies.  Our failure to respond to rapidly changing technologies could adversely affect our business, financial condition and results of operations. Our efforts to trim expenses in research and development could have the unintended consequence of impacting our delivery of new products or enhancements to existing products. Our inability to develop, on a timely basis, new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.  There can be no assurance that we will be successful in pursuing any new products or enhancements to existing products.

In some cases, we rely on a limited number of suppliers, which entails several risks, including the possibility of defective parts, a shortage of components, an increase in component costs, and reduced control over delivery schedules.

We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms.  These components include systems, system boards, memory, CPUs, mother boards, storage devices, software, and chassis.  We purchase product components from the following single suppliers: Dell, Xyratex, Qlogic, STEC, Curtis-Wright, Oracle, Kardios, KMA Systems, Supermicro, GE Fanuc, Data Device Corporation, Myricom, Pentair, and North Atlantic Industries.  In most cases, comparable products are available from other sources but would require significant reengineering to conform to our system specifications.  Single-source suppliers accounting for 10% or more of these purchases were Xyratex (20%) and Dell (19%) for the fiscal year ended June 30, 2010.  For the fiscal year ended June 30, 2009, Xyratex (22%), Dell (16%) and Bell Micro Products (16%) were the only suppliers that accounted for more than 10% of Concurrent’s purchases.

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

Sales by our international subsidiaries accounted for approximately 23%, 23% and 25% of our revenue in fiscal years 2010, 2009 and 2008, respectively.  Accordingly, our business is susceptible to numerous risks associated with international operations.  Further, sales by our U.S. operation to international customers range from 8% to 12% of total revenue per year.

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

In addition, a defect, error or performance problem with our video products could cause our customers’ offerings to fail for a period of time or be degraded.  Any such failure would cause customer service and public relations problems for our customers.  As a result, we could experience delayed or lost revenue due to adverse customer reaction, negative publicity regarding us and our products and services and claims for substantial damages against us, regardless of our responsibility for such failure.  Any claim could be expensive and require us to spend a significant amount of resources.  In circumstances where third party technology incorporated with or in our systems includes a defect, error or performance problem or fails for any reason, we may have to replace such third party technology at our expense and be responsible to our customers for their corresponding claims.  Such tasks could be expensive and could require us to spend a significant amount of resources.

Trends in our business may cause our quarterly operating results to fluctuate; therefore, period-to-period comparisons of our operating results may not necessarily be meaningful.

We have experienced significant variations in the revenue, expenses and operating results from quarter to quarter in our business, and it is likely that these variations will continue.  We believe that fluctuations in the number of orders for our products being placed from quarter to quarter are principally attributable to the buying patterns and budgeting cycles of our customers.  In addition, sales cycles associated with the purchase of many of our producers are typically lengthy and orders are often not finalized until the end of a quarter.  As a result, our results of operations have fluctuated in the past and will likely continue to fluctuate in accordance with this purchasing activity.  Therefore, period-to-period comparisons of our operating results may not necessarily be meaningful.  In addition, because these factors are difficult for us to forecast, our business, financial condition and results of operations for one quarter or a series of quarters may be adversely affected and below the expectations of securities analysts and investors, which could result in material declines of our stock price.

Our business may be adversely affected if we fail to retain our current key personnel, many of whom would be difficult to replace, or fail to attract additional qualified personnel.

Our future performance depends on the continued service of our senior management and our engineering, sales and marketing and manufacturing personnel.  Competition for qualified personnel is intense, and we may fail to retain our new key employees or to attract or retain other highly qualified personnel.  The loss of the services of one or more of our personnel could seriously impact our business.  Our future success also depends on our continuing ability to attract, hire, train and retain highly skilled managerial, technical, sales, marketing and customer support personnel.  In addition, new employees frequently require extensive training before they achieve desired levels of productivity.  We do not carry key person life insurance on any of our employees.

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

As part of our business strategy, we review acquisition prospects that would complement our current product offerings, enhance our technical capabilities or otherwise offer growth opportunities.  We periodically review investments in new businesses, and we may acquire businesses, products or technologies in the future.  In the event of any future acquisitions, we could issue equity securities that would dilute current stockholders’ percentage ownership, incur substantial debt, or assume contingent liabilities.  These actions could materially adversely affect our operating results.  Acquisitions also entail numerous risks, including:

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

Our common stock is traded on the NASDAQ Global Market.  For the twelve months ended June 30, 2010, the high and low prices reported on the NASDAQ Global Market were $6.22 and $3.38, respectively.  Further, as of August 27, 2010, the closing price as reported on the NASDAQ Global Market was $5.00.  The market price of our common stock may fluctuate significantly in the future in response to various factors, some of which are beyond our control, including, among others:

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal facilities as of June 30, 2010, are listed below.  All of the principal facilities are leased.  Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

Location	Principal Use	Expiration Date Of Lease	Approx. Floor Area
			(Sq. Feet)
4375 River Green Parkway Suite 100 Duluth, Georgia 30096	Corporate Headquarters, Administration, Research & Development, Service, Sales and Marketing	December 2015	36,600

2881 Gateway Drive Pompano Beach, Florida 33069	Administration, Research & Development, Manufacturing, Service, Sales and Marketing	December 2013	30,000

6001 Cochran Road Suite 300 Solon, OH 44139	Media Data and Advertising Solutions Research & Development, and Support	July 2010	10,000

In addition to the facilities listed above, we also lease space in various domestic and international industrial centers for use as sales and service offices and warehousing.

Item 3. Legal Proceedings.

We are not presently involved in any material litigation.  However, we are, from time to time, party to various routine legal proceedings arising out of our business. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and operating results.

Item X. Officers of the Registrant.

Our officers are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal.  Set forth below are the names, positions, and ages of executive officers as of August 31, 2010:

Name	Position	Age

Dan Mondor	President, Chief Executive Officer, and Director	55
Kirk L. Somers	Executive Vice President, Corporate Affairs	45
Emory O. Berry	Chief Financial Officer and Executive Vice President of Operations	44

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

Kirk L. Somers, Executive Vice President, Corporate Affairs.  Mr. Somers has served as Executive Vice President since February 2007.  He served as the Company’s General Counsel from November 2001 to February 2007 and was appointed Secretary in August 2004.  He was made a vice president and placed in charge of Investor Relations in January 2005.  He assumed responsibility for Human Resources in July 2010.  Immediately prior to joining Concurrent, from December 1998 to November 2001, Mr. Somers was the Assistant General Counsel for a company within divine, inc. (f.k.a. eshare communication, Inc.), a developer and marketer of enterprise interactive management solutions, where he was responsible for corporate-wide development and enforcement of the company’s intellectual property portfolio as well as commercial contracts and other corporate matters.  From December 1995 to December 1998, Mr. Somers was a partner in the law firm of Marshall & Melhorn in Toledo, Ohio practicing in the area of litigation.  Prior to that, he was a JAG in the USAF.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is currently traded under the symbol “CCUR” on the NASDAQ Global Market.  The following table sets forth the high and low sales price for our Common Stock for the periods indicated, as reported by the NASDAQ Global Market.

Fiscal Year 2010
Quarter Ended:	High	Low

September 30, 2009	$5.68	$3.77
December 31, 2009	$4.72	$3.38
March 31, 2010	$6.05	$3.80
June 30, 2010	$6.22	$4.54

Fiscal Year 2009
Quarter Ended:	High	Low

September 30, 2008	$8.24	$2.64
December 31, 2008	$5.90	$2.85
March 31, 2009	$4.20	$2.63
June 30, 2009	$6.23	$3.23

As of August 27, 2010, there were 8,894,000 shares of Common Stock outstanding, held by approximately 1,505 registered stockholders with a closing price on the NASDAQ Global Market of $5.00.

We have never declared or paid any cash dividends on our capital stock.  We do not anticipate paying a dividend at any time in the immediate future.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto, which appear elsewhere herein.  Except for the historical financial information, many of the matters discussed in this Item 7 may be considered “forward-looking” statements that reflect our plans, estimates and beliefs.  Actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, elsewhere herein, including in Item 1A. Risk Factors, and in other filings made with the Securities and Exchange Commission.

Overview

We are a provider of software, hardware and professional services for the video market, the media industry, and the high-performance, real-time market.  Our business is comprised of two segments for financial reporting purposes: products and services.  We provide products and services for each of these markets.

Our video solutions consist of software, hardware, and services for intelligently streaming video and collecting video consumption media data for advanced interactive video services and advertising.  Our solutions and services are sold to broadband and content providers around the world.

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

We have identified the following as accounting policies critical to us:

Revenue Recognition and Related Matters

We recognize revenue when (1) persuasive evidence of an arrangement exists, (2) the system has been shipped or the services have been performed, (3) the fee is fixed or determinable and (4) collectibility of the fee is probable.  Determination of criteria (3) and (4) are based on our judgments regarding the fixed nature of the fee charged for products and services delivered and the collectibility of those fees.  Should changes in conditions cause us to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Software and Hardware Sales

Product revenues are recognized based on the guidance in Accounting Standards Codification (“ASC”) Topic 985.  Our standard contractual arrangements with our customers generally include the delivery of a hardware and software system, certain professional services that typically involve installation and training, and ongoing software and hardware maintenance.  The software component of the arrangement is considered to be essential to the functionality of the hardware; therefore, the hardware and the hardware maintenance components are considered software related and the provisions apply to all elements of the arrangement.  Under multiple element arrangements, we allocate revenue to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value.  Our VSOE of fair value is determined based on the price charged when the same element is sold separately.  If VSOE of fair value does not exist for all elements in a multiple element arrangement, but does exist for undelivered elements, we recognize revenue using the residual method.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue.  Where fair value of undelivered elements has not been established, the total arrangement is recognized over the period during which the services are performed.

In certain instances, our customers require significant customization of both the software and hardware products.  In these situations, the design and development is considered essential to the functionality of the software and, therefore, the revenue from these arrangements, with the exception of maintenance, is recognized in conformity with ASC Topic 605.  For long-term contracts, revenue is recognized using the completed contract method, or when costs are dependably estimable, we use the percentage-of-completion method of accounting based on costs incurred on the project compared to the total costs expected to be incurred through completion.

Professional Services

Professional services revenue is primarily generated from integration of third party interfaces, engineer consulting, and hardware installation.  These services are typically completed within 90 days from the receipt of the order.  Under accounting literature governing multiple element arrangements, we allocate revenue to the various elements based on VSOE of fair value, or other acceptable measures of fair value when services are determined to be non-software deliverables.  We determine VSOE for the services based on the standard rate per hour used when similar services are sold separately.  Revenues from these services are recognized when the services are performed.

Managed Services, Software as a Service and Hosting

In fiscal year 2010 we began offering our media data and advertising solutions software to our customers either as: 1) a term license with maintenance and managed services, or 2) software as a service.  In some cases these services are offered under a hosting model.  Revenue from hosting, maintenance fees and the sale of consulting services relating to managed services and software as a service arrangements are recognized ratably over the term of the arrangement. Set-up and implementation revenue is deferred until the solution is delivered and then recognized ratably over the longer of the term of the arrangement or the estimated customer life. Transactions fees from processing transactions for customers are recognized once the transaction is complete.

Hardware and Software Maintenance

We recognize revenue from maintenance services in accordance with ASC 985.  Depending upon the specific terms of the customer agreement, we may include warranty or maintenance as part of the purchase price.  Depending upon the specific terms of the customer agreement, we either accrue the estimated costs to be incurred in performing maintenance services at the time of revenue recognition and shipment of product, or we defer revenue associated with the maintenance services to be provided during the maintenance period based upon the value for which we have sold such services separately when they are renewed by existing customers.  For those arrangements in which the maintenance period is less than or equal to one year and for arrangements whereby the arrangement is a product warranty, we accrue the estimated costs to be incurred in providing services.  In accordance with ASC Topic 985, we have determined that the warranty or maintenance fee is part of the initial license fee, the maintenance period is for one year or less, the estimated cost of providing the services are immaterial, and upgrades and enhancements offered during maintenance arrangements historically have been and are expected to continue to be minimal and infrequent.  Actual costs are then charged against the warranty accrual as they are incurred.  For those arrangements in which the maintenance period is greater than one year, we defer revenue based upon the value for which we have sold such services separately.  This revenue is then recognized on a straight line basis over the warranty period.

Other

We record reimbursable out–of–pocket expenses in both services and maintenance net sales and as a direct cost of services and maintenance.  The reimbursement by customers of shipping and handling costs are recorded in product and other net sales and the associated cost as a cost of sale.  We account for sales taxes on a net basis.

New Revenue Recognition Standards in Fiscal 2011

See Recently Issued Accounting Pronouncements in Part II of this Form 10K for a discussion of new accounting pronouncements impacting revenue recognition for multiple deliverable revenue arrangements effective July 1, 2010, which is the first quarter of our fiscal 2011.

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable is based on an analysis of our historical charge-off ratio,  our aging of accounts receivable and our assessment of the collectibility of our receivables.  If there is a deterioration of one of our major customer’s credit worthiness or actual account defaults are higher than our historical trends, our reserve estimates could be adversely impacted.

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

Impairment of Goodwill and Trademark

ASC Topic 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (our annual testing date is July 1) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.  These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit.  Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit.  The fair value of each reporting unit is estimated using a discounted cash flow methodology.  This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital.  Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit.  We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination.  We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach.  During the third quarter of fiscal 2009, we initiated an interim goodwill impairment test, due to our sustained, reduced stock price and market capitalization during the quarter.  As a result of this interim impairment analysis, we fully impaired both our goodwill and trademark as of March 31, 2009.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  The provision for income taxes is determined using the asset and liability approach for accounting for income taxes.  A current liability is recognized for the estimated taxes payable for the current year.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount more-likely-than-not to be realized.  To the extent we establish or change the valuation allowance in a period, the tax effect will generally flow through the statement of operations.  In the case of an acquired or merged entity, we will record any valuation allowance on a deferred tax asset established through purchase accounting procedures as an adjustment to goodwill at the acquisition date.   Any subsequent change to a valuation allowance established during purchase accounting that occurs within the measurement period of the acquisition (a period not to exceed twelve months) will also be recorded as an adjustment to goodwill, provided that such a change relates to new information about the facts and circumstances that existed on the acquisition date.   All other changes to a valuation allowance established during purchase accounting will flow through the statement of operations.

The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws.  We are subject to income taxes in the U.S. and numerous foreign jurisdictions.  Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities.  In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain.  In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities.  Therefore, an accrual for uncertain tax positions is provided for, when necessary.  In the event that we have accruals for uncertain tax positions, these accruals are reviewed quarterly and reversed upon being sustained under audit, the expiration of the statute of limitations, new information, or other determination by the taxing authorities.  The provision for income taxes includes the impact of changes in uncertain tax positions.  Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions.  Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with  ASC 718-10, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and requires application of a fair-value-based measurement method in accounting for share-based payment transactions with employees.  Assumptions used to estimate compensation expense from issuance of share-based compensation are based, to some extent, on historical experience and expectation of future conditions.  To the extent we issue additional share-based compensation, or assumptions regarding previously issued share-based compensation change, our future share-based compensation expense may be positively or negatively impacted.

Defined Benefit Pension Plan

We maintain a defined benefit pension plan (the “Pension Plan”) for certain current and a number of former employees of our German subsidiary.  The Pension Plan provides benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. Our policy is to fund benefits attributed to employees’ services to date as well as service expected to be earned in the future.  The determination of our Pension Plan benefit obligation and expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts.  Those assumptions include, among others, the weighted average discount rate, the weighted average expected rate of return on plan assets and the weighted average rate of compensation increase.  To the extent that these assumptions change, our future benefit obligation and net periodic pension expense may be positively or negatively impacted.

Selected Operating Data as a Percentage of Net Sales

The following table sets forth our consolidated historical operating information, as a percentage of total revenues, unless otherwise noted, for the periods indicated:

	Year Ended June 30,
	2010	2009
Revenue (% of total sales):
Product	59.2%	62.4%
Service	40.8	37.6
Total revenue	100.0	100.0
Cost of sales (% of respective sales category):
Product	41.3	46.3
Service	37.4	35.7
Total cost of sales	39.8	42.3

Gross margin	60.2	57.7

Operating expenses:

Sales and marketing	25.7	22.1
Research and development	20.7	19.2
General and administrative	14.3	12.4
Impairment of goodwill and trademark	-	23.9
Total operating expenses	60.7	77.6

Operating loss	(0.5)	(19.9)
Interest income (expense) – net	(0.1)	0.1
Other expense, net	(0.4)	(0.1)

Loss before income taxes	(1.0)	(19.9)

Provision for income taxes	0.7	0.3

Net loss	(1.7)	(20.2)

Results of Operations

We recognize revenue for product sales in accordance with the appropriate accounting guidance as described in our critical accounting policies.  We recognize revenue from customer service plans ratably over the term of each plan, which are typically between one and three years.

Custom engineering services are often completed within 90 days from receipt of an order.  Revenues from these services are recognized upon completion and delivery of the product to the customer.  In certain instances, our customers require significant customization of both the software and hardware products.  In these situations, the services are considered essential to the functionality of the software and, therefore, the revenue from the arrangement, with the exception of maintenance, is recognized in conformity with accounting standards governing long term construction type contracts and performance of construction-type and certain production-type contracts.  If we are able to determine reasonable estimates of the cost of the arrangement, we record the value of the entire arrangement (excluding maintenance) as the project progresses based on actual costs incurred compared to the total costs expected to be incurred through completion.  If we are unable to reasonably estimate the costs to complete the arrangement, all revenue is deferred until the contract is completed.

Cost of sales consists of the cost of the computer systems sold, including amortization of software development costs, labor, material, overhead and third party product costs.  Cost of sales also includes the salaries, benefits and other costs of the maintenance, service and help desk personnel associated with product installation and support activities.

Sales and marketing expenses consist primarily of the salaries, benefits, overhead, and travel expenses of employees responsible for acquiring new business and maintaining existing customer relationships, as well as marketing expenses related to trade publications, advertisements, trade shows and depreciation costs of demo equipment.

Research and development expenses are comprised of salaries, benefits, overhead, and travel expenses of employees involved in hardware and software product enhancement and development, cost of outside contractors engaged to perform software development services, software certification costs.  Development costs are expensed as incurred.

General and administrative expenses consist primarily of salaries, benefits, overhead, and travel expenses of management and administrative personnel, human resources, information systems, insurance, investor relations, accounting and fees for legal, accounting, and other professional services.

Fiscal Year 2010 in Comparison to Fiscal Year 2009

The following table sets forth summarized consolidated financial information for each of the two fiscal years ended June 30, 2010 and 2009 as well as comparative data showing increases and decreases between periods.

	Year ended June 30,

(Dollars in Thousands)	2010	2009	$ Change	% Change
Product revenue	$35,762	$44,696	$(8,934)	(20.0%)
Service revenue	24,659	26,944	(2,285)	(8.5%)
Total revenue	60,421	71,640	(11,219)	(15.7%)
Product cost of sales	14,787	20,710	(5,923)	(28.6%)
Service cost of sales	9,234	9,619	(385)	(4.0%)
Total cost of sales	24,021	30,329	(6,308)	(20.8%)
Product gross margin	20,975	23,986	(3,011)	(12.6%)
Service gross margin	15,425	17,325	(1,900)	(11.0%)
Total gross margin	36,400	41,311	(4,911)	(11.9%)
Operating expenses:
Sales and marketing	15,540	15,798	(258)	(1.6%)
Research and development	12,530	13,772	(1,242)	(9.0%)
General and administrative	8,658	8,919	(261)	(2.9%)
Impairment of goodwill and trademark	-	17,090	(17,090)	NM (1)
Total operating expenses	36,728	55,579	(18,851)	(33.9%)
Operating loss	(328)	(14,268)	13,940	(97.7%)

Interest income (expense), net	(57)	94	(151)	NM (1)
Other expense, net	(233)	(92)	(141)	153.3%
Loss before income taxes	(618)	(14,266)	13,648	(95.7%)
Provision for income taxes	396	211	185	87.7%

Net loss	$(1,014)	$(14,477)	$13,463	(93.0%)

(1) NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for fiscal year 2010 was approximately $35.8 million, a decrease of approximately $8.9 million, or 20.0%, from $44.7 million in fiscal year 2009.  The decrease in product sales resulted from the $11.1 million, or 38.8%, decrease in video product sales to approximately $17.6 million in fiscal year 2010, from $28.7 million in fiscal year 2009.  Video solutions product sales decreased by $8.8 million in the United States due to reductions in purchases from our two largest video customers.  Video solutions product sales decreased by $2.3 million in our Asia-Pacific region primarily due to revenue in the prior year period from completion of customized software products to a Japanese cable distributor that did not recur in the current year period.  We believe that the decreasing volume of video solutions product sales for this fiscal year is primarily due to the impact of the economic downturn and the pace at which our broadband customers upgrade or replace video technology.  Fluctuation in video revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of our revenue.

Partially offsetting the decrease in video solutions product revenue, real-time product sales increased $2.2 million, or 14.0%, to $18.2 million in fiscal year 2010 from $15.9 million in fiscal year 2009.  Real-time product sales increased by $2.9 million in the United States primarily due to the sale of legacy Aegis system spares during the twelve months ended June 30, 2010, compared to the same period in the prior year.  Partially offsetting the increase in real-time product sales in the United States, real-time product sales decreased by $0.1 million and $0.6 million in our Asia-Pacific and Europe regions, respectively, during the twelve months ended June 30, 2010, compared to the same period in the prior year primarily due to a year over year decline in purchase volume by our international customers.

Service Revenue.  Total service revenue for fiscal year 2010 was $24.7 million, a decrease of approximately $2.3 million, or 8.5%, from $26.9 million for fiscal year 2009.  The decrease in service revenue was due to the $2.2 million, or 12.7%, decrease in service revenue related to video solutions products.  Video solutions service revenue decreased due to lower installation revenue in the twelve months ended June 30, 2010, compared to the same period in the prior year.  Lower installation service revenue was attributable to lower product sales, from which installation service revenue is often derived, and from the timing of installation services.

Service revenues related to real-time product sales decreased $0.1 million, or 1.0%, in fiscal year 2010, compared to the prior year.   We have experienced a steady decline in real-time service revenues over the past few years, as our legacy products have been removed from service and, to a lesser extent, from customers purchasing our new products that produce less service revenue.  We expect real-time service revenues to ultimately decline further, as legacy systems continue to be removed from service and are only partially offset by newer system service and price increases to maintain support of legacy systems.

Product Gross Margin.  Product gross margin was $21.0 million in fiscal year 2010, a decrease of approximately $3.0 million, or 12.6%, from $24.0 million in fiscal year 2009.  Product gross margin as a percentage of product revenue increased to 58.7% in fiscal 2010 from 53.7% in fiscal year 2009.  Product margins decreased in terms of dollars due to lower product revenue during the twelve months ended June 30, 2010, compared to the same period of the prior year.  Product gross margins, as a percentage of product revenue, increased primarily because higher margin real-time legacy system sales and video solutions software sales accounted for a greater portion of total product revenue during the twelve months ended June 30, 2010, compared to the same period in the prior year.

Service Gross Margin.  The gross margin on service revenue decreased approximately $1.9 million, or 11.0%, to $15.4 million in fiscal year 2010 from $17.3 million in fiscal year 2009.  Service gross margins as a percentage of service revenue decreased to 62.6% in fiscal year 2010 from 64.3% in fiscal year 2009.  The decrease in service margins as a percentage of service revenue was primarily due to the $2.3 million decrease in service revenue, which was coupled with only a $0.4 million reduction of service costs, as service costs are predominantly fixed over the near term.  Decreasing service costs resulted from decreasing facilities, personnel and severance costs, as we have focused on managing costs of the infrastructure that is necessary to fulfill service and support provided for our products.

Sales and Marketing.  Sales and marketing expenses decreased $0.3 million or 1.6% to $15.5 million in fiscal year 2010 from $15.8 million in fiscal year 2009.  Lower sales and marketing expenses were primarily attributable to a $0.3 million decrease in severance charges as a result of prior year changes to our sales group and a $0.3 million reduction of salaries and benefits.  Partially offsetting these decreases in costs, we incurred $0.3 million of additional costs to support international channel partner sales.

Research and Development.  Research and development expenses decreased approximately $1.2 million, or 9.0%, to approximately $12.5 million in fiscal 2010 from $13.8 million in fiscal 2009.  Lower research and development expenses were primarily attributable to a $0.8 million reduction of salaries and benefits, and $0.2 million reduction in severance charges as a result of prior year reductions to our real-time research and development group.  Additionally, we incurred $0.2 million less in incentive compensation resulting primarily from lower revenue and operating results during the twelve months ended June 30, 2010, as compared to the same period in the prior year.

General and Administrative.  General and administrative expenses decreased approximately $0.3 million, or 2.9%, to approximately $8.7 million in fiscal year 2010 from $8.9 million in the fiscal year 2009.  General and administrative expenses decreased primarily because we incurred $0.2 million less in consulting fees, primarily attributable to prior year strategic planning costs.  Additionally, we were able to reduce our insurance costs by $0.1 million during the twelve months ended June 30, 2010, compared to the same period in the prior year.

Goodwill and Trademark Impairment.  As of both June 30, 2010 and 2009, we had net goodwill and trademark balances of $0 due to the fact that we recorded total goodwill and trademark impairment charges of $17.1 million during the twelve months ended June 30, 2009.    We recorded a $16.0 million goodwill impairment charge due to the sustained decline in our stock price and the estimated effect of the economic downturn on our weighted average cost of capital, which reflects the market’s presumed risk on our ability to generate estimated future cash flows.  Additionally, as a result of our strategic planning process during fiscal year 2009, we rebranded our Everstream product lines to better reflect our strategic direction and no longer intend to use the Everstream trademark.  Consequently, we recorded a $1.1 million impairment of our Everstream trademark during fiscal year 2009.

Interest income (expense) - net.  Interest income (expense), net decreased approximately $0.2 million during fiscal year 2010, compared to the prior year, primarily due to the decrease in the yield from our cash caused by the decline in interest rates during the past eighteen months.

Provision for Income Taxes.  We recorded an income tax provision for our domestic and foreign subsidiaries of $0.4 million in fiscal year 2010, compared to income tax provision of $0.2 million for our domestic and foreign subsidiaries in fiscal year 2009.  The change in the consolidated effective tax rate during fiscal year 2010 was primarily attributable to a non-recurring prior year ($0.4) million deferred tax benefit resulting from the reversal of a deferred tax liability associated with the Everstream trademark.  When the trademark was removed from the books as a result of the impairment, the associated deferred tax liability was also written off. Partially offsetting the prior year tax benefit, we recorded $0.5 million of income tax expense that was primarily attributable to income earned in Japan that cannot be offset by U.S. net operating loss carryforwards and that is subject to an approximately 49% effective tax rate.  We also recorded $0.1 million of income tax expense for our U.S. operations related to alternative minimum tax (“AMT”) that may not be offset by our net operating loss carryforwards, and some state income taxes.  Other than AMT, our net operating loss carryforwards were available to reduce otherwise taxable income recorded in the U.S. in fiscal years 2010 and 2009.

Net (Loss) Income.  The net loss for fiscal year 2010 was ($1.0) million, or $(0.12) per basic and diluted share, compared to net loss for fiscal year 2009 of ($14.5) million, or ($1.75) per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, operating results and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•	the impact of a global economic recession on our business and our customers;

•	the rate of growth or decline, if any, of video market expansions and the pace that broadband companies implement, upgrade or replace video technology;

•	our ability to leverage the potential of our media data management to serve advanced advertising and other related data initiatives;

•	the rate of growth or decline, if any, of deployment of our real-time operating systems and tools;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	our ability to manage expenses consistent with the rate of growth or decline in our markets;

•	the success of our strategy to market our solutions for the internet and mobility markets;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product sales;our ability to raise additional capital, if necessary;

•	our ability to obtain additional or replacement bank financing, if necessary;

•	our ability to meet the covenants contained in our Credit Agreement;

•	timing of product shipments, which typically occur during the last month of the quarter;

•
our reliance on a small customer base (two customers accounted for 31% of our revenue for the twelve months ended June 30, 2010 and two customers accounted for 37% of our revenue in the twelve months ended June 30, 2009);

•	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles; and

•
the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital.

Uses and Sources of Cash

We generated $6.5 million of cash from operating activities during fiscal year 2010 compared to generating $4.3 million of cash during fiscal year 2009.  Operating cash inflow during the twelve months ended June 30, 2010 was primarily attributable to prepayments from two of our video customers for multi-year maintenance and service contracts.  As a result, the deferred revenue increased by approximately $6.5 million.  Prior period operating cash inflow during fiscal year 2009 was primarily attributable to income generated from operations, excluding non-cash expenses.

We invested $3.1 million in property, plant and equipment during fiscal year 2010 compared to $2.0 million during fiscal year 2009.  Capital additions during fiscal year 2010 were primarily related to development and testing equipment required to implement our strategy to develop and sell solutions to the internet and mobile device markets.  Capital additions in the prior period related primarily to demonstration systems and product development and testing equipment related to our traditional markets.

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

The interest rate on the Revolver was 4.00% as of June 30, 2010. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of June 30, 2010, $10.0 million was available to us under the Revolver.  During fiscal year 2010, we paid the $949,000 previously outstanding balance under the Revolver and $0 was drawn under the Revolver as of June 30, 2010.

Under the Credit Agreement, we are subject to financial covenants similar to those in the Prior Agreement.  Specifically, we are obligated to maintain, as of the last day of each quarter, a consolidated tangible net worth of at least $11.5 million, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs.  Our obligation with respect to maintaining a consolidated quick ratio of at least 1.25:1.00 did not change in the Credit Agreement.  All other material terms of the Prior Agreement remain the same and include additional financial covenants and customary restrictive covenants concerning our operations.  The Credit Agreement is secured by substantially all of the assets of the Company.  As of June 30, 2010, we were in compliance with these covenants as our adjusted quick ratio was 4.56 to 1.00, and our tangible net worth was $30.0 million.

At June 30, 2010, we had working capital (current assets, less current liabilities) of $30.5 million, including cash and cash equivalents of approximately $31.4 million, and had no material commitments for capital expenditures, compared to working capital of $29.7 million at June 30, 2009, including cash and cash equivalents of approximately $29.1 million.  Based upon our existing cash balances, historical cash usage, available credit facility, and generation of operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next twelve months.

Off-Balance Sheet Arrangements

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers that often require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products.  We evaluate estimated losses for such indemnifications under ASC 460-20 and ASC 460-10-25.  We consider factors such as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any material liabilities related to such indemnifications in our financial statements.  See footnote 17 to the Consolidated Financial Statements for the additional disclosures regarding indemnification.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2010:

	Payments Due By Fiscal Year
	(Dollars in thousands)
Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
Operating leases	$9,581	$1,976	$3,887	$2,731	$987
Revolving line of credit -
Interest and bank fees	188	75	100	13	-
Pension plan	2,622	200	463	515	1,444
Total	$12,391	$2,251	$4,450	$3,259	$2,431

Recently Issued Accounting Pronouncements

Adopted

In December 2008, the FASB issued ASC 715-20-65-2, “Compensation – Retirement Benefits:  Defined Benefit Plans.”  This section provides guidance on the objectives an employer should consider when providing detailed disclosures about assets of a defined benefit pension plan or other postretirement plan.  These disclosure objectives include investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets.  These provisions are effective for our fiscal year ending June 30, 2010.  ASC 715-20-65-2 concerns disclosure only and did not have an impact on our financial position or results of operations.  See footnote 9 for the additional disclosures required by this pronouncement.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) No. 855, which provides guidance on management’s assessment of subsequent events.  Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events.  ASC 855 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s financial statements.  The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date, “through the date that the financial statements are issued or are available to be issued.”  Management must perform its assessment for both interim and annual financial reporting periods.  We adopted ASC 855 as of June 30, 2009, and adoption of this ASC did not have a material impact on our financial statements.  For each reporting period, we assess the need for disclosure of subsequent events through the date that the financial statements are issued and have determined that no subsequent events merit disclosure for our fiscal year ending June 30, 2010.

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

Not yet adopted

In September 2009, the FASB  issued ASU  No. 2009-13, “Multiple Deliverable Revenue Arrangements – A consensus of the FASB Emerging Issues Task Force.”  The guidance provides principles and application guidance on whether multiple deliverables exist, determining the unit of accounting for each deliverable, and the consideration allocated to the separate units of accounting.  Additionally, this guidance requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, eliminates the use of the residual method, and requires an entity to allocate revenue using the relative selling price method.  However, guidance on determining when the criteria for revenue recognition are met and how an entity should recognize revenue for a given unit of accounting are contained in other accounting literature.  The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Earlier application is permitted as of the beginning of an entity’s fiscal year, and would be applied retrospectively as of the beginning of the fiscal year, if applied subsequent to the first quarter of a fiscal year.  We have adopted this standard as of July 1, 2010, and we are still evaluating the impact of adoption of this accounting standard on our consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements – A consensus of the FASB Emerging Issues Task Force” which amends ASC 985-605, “Software: Revenue Recognition” to exclude from its scope certain tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  This guidance focuses on determining which arrangements are within the scope of the software revenue guidance in Topic 985 (previously included in AICPA Statement of Position 97-2, Software Revenue Recognition) and which are not. This guidance also removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that include a tangible product are within the scope of the software revenue guidance. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis.  Earlier application is permitted as of the beginning of an entity’s fiscal year, and would be applied retrospectively as of the beginning of the fiscal year, if applied subsequent to the first quarter of a fiscal year.  We have adopted this standard as of July 1, 2010, and we are still evaluating the impact of adoption of this accounting standard on our consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  ASU 2009-17 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation 46(R), “Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51.”  Additionally, the provisions require ongoing assessment of whether an enterprise is the primary beneficiary of the variable interest entity.  We have adopted these provisions as of July 1, 2010.  We do not expect that these provisions will have a material impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010 – 17, “Revenue  Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition.”  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone of revenue recognition for certain research and development transactions.  Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive.   This standard will be effective for us on a prospective basis for periods beginning after January 1, 2011.  We have evaluated the potential impact of this standard and expect it will have no significant impact on our financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010 – 20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010 – 20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses.  These provisions are effective for interim and annual reporting periods on or after December 15, 2010.  ASU 2010-20 concerns disclosures only and will not have a material impact on our financial position or results of operations.

Cautionary Statements Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this annual report may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, the impact of our new video strategy on our business, anticipated reduced product revenue due to the economic downturn, the expected timing of revenue recognition for Media Data and Advertising Solutions sales, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash, the impact of litigation, and our trend of declining real-time service revenue.  These statements are based on beliefs and assumptions of our management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: delays or cancellations of customer orders; changes in product demand; economic conditions; our ability to satisfy the financial covenants in the Credit Agreement; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of  competition on the pricing of video products; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new video solutions; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macro-economic environment; privacy concerns over data collection; and the availability of debt or equity financing to support our liquidity needs.

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

Changes in Internal Control

There were no significant changes to our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of June 30, 2010 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Concurrent’s internal control over financial reporting is effective as of June 30, 2010.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm in accordance with recent amendments to Section 404 of the Sarbanes-Oxley Act of 2002 pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report.

/s/ Dan Mondor Dan Mondor President and Chief Executive Officer	/s/ Emory O. Berry Emory O. Berry Chief Financial Officer and Executive Vice President of Operations

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding the Registrant’s executive officers is located in Item X of this Form 10-K.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors” in the Registrant's Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on October 26, 2010 (“Registrant's 2010 Proxy Statement”).

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant's 2010 Proxy Statement.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors – Corporate Governance and Committees of the Board of Directors” in the Registrant’s 2010 Proxy Statement.

Item 11. Executive Compensation.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Compensation Discussion and Analysis” (Other than the Compensation Committee Report) and “Compensation of Directors” in the Registrant's 2010 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions “Common Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in Registrant's 2010 Proxy Statement.

The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Registrant herein incorporates by reference in this Form 10-K certain information under the caption “Certain Relationships and Related Party Transactions” in Registrant’s 2010 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The registrant hereby incorporates by reference in this Form 10-K certain information under the caption “Principal Accountant Fees and Services” in Registrant’s 2010 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements Filed As Part Of This Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2010 and 2009

Consolidated Statements of Operations for each of the three years in the period ended June 30, 2010

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for each of the three years in the period ended June 30, 2010

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2010

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

10.23	--Second Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 2, 2010 (No. 000-13150)).

14.1	--Code of Ethics for Senior Executives & Financial Officers (incorporated by reference to the Registrant’s Proxy for the fiscal year ended June 30, 2003).

21.1*	--List of Subsidiaries.

23.1*	--Consent of Deloitte & Touche LLP.

31.1*	--Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	--Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	--Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	--Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Included herewith.

CONCURRENT COMPUTER CORPORATION
ANNUAL REPORT ON FORM 10-K

Item 8
Consolidated Financial Statements and Supplementary Data
Year Ended June 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Concurrent Computer Corporation:

We have audited the accompanying consolidated balance sheets of Concurrent Computer Corporation and subsidiaries (the "Company") as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Concurrent Computer Corporation and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
August 31, 2010

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$31,364	$29,110
Accounts receivable, less allowance for doubtful accounts of $84 at June 30, 2010 and $97 at June 30, 2009	14,194	14,546
Inventories, net	4,300	3,060
Prepaid expenses and other current assets	1,704	1,444
Total current assets	51,562	48,160

Property, plant and equipment, net	5,050	3,860
Intangible - purchased technology, net	2,378	3,166
Intangible - customer relationships and trademark, net	1,085	1,257
Other long-term assets, net	2,014	692
Total assets	$62,089	$57,135

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,985	$10,582
Deferred revenue	11,094	7,870
Total current liabilities	21,079	18,452

Long-term liabilities:
Deferred revenue	4,349	1,041
Revolving bank line of credit	-	949
Pension liability	1,737	1,868
Other	1,443	1,297
Total liabilities	28,608	23,607

Commitments and contingencies (Note 17)

Stockholders' equity:
Shares of series preferred stock, par value $.01; 25,000,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of Series A participating cumulative preferred stock, par value $0.01;300,000 authorized; none issued	-	-
Shares of common stock, par value $.01; 100,000,000 authorized;8,394,984 and 8,321,916 issued and outstanding at June 30, 2010and 2009, respectively	84	83
Capital in excess of par value	205,891	205,222
Accumulated deficit	(173,273)	(172,259)
Treasury stock, at cost; 37,788 shares at June 30, 2010 and 2009, respectively	(255)	(255)
Accumulated other comprehensive income	1,034	737
Total stockholders' equity	33,481	33,528

Total liabilities and stockholders' equity	$62,089	$57,135

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended June 30,
	2010	2009	2008
Revenues:
Product	$35,762	$44,696	$44,157
Service	24,659	26,944	26,659
Total revenues	60,421	71,640	70,816
Cost of sales:
Product	14,787	20,710	21,945
Service	9,234	9,619	10,772
Total cost of sales	24,021	30,329	32,717
Gross margin	36,400	41,311	38,099
Operating expenses:
Sales and marketing	15,540	15,798	15,693
Research and development	12,530	13,772	16,624
General and administrative	8,658	8,919	9,669
Impairment of goodwill and trademark	-	17,090	-
Total operating expenses	36,728	55,579	41,986
Operating loss	(328)	(14,268)	(3,887)

Gain on arbitration settlement, net	-	-	1,900
Recovery of minority investment, net	-	-	1,415
Interest income	45	213	839
Interest expense	(102)	(119)	(132)
Other (expense) income, net	(233)	(92)	177

(Loss) income before income taxes	(618)	(14,266)	312

Provision for income taxes	396	211	47
Net (loss) income	(1,014)	(14,477)	265
Net (loss) income per share
Basic (1)	$(0.12)	$(1.75)	$0.03
Diluted (1)	$(0.12)	$(1.75)	$0.03
Weighted average shares outstanding - basic (1)	8,327	8,281	8,302
Weighted average shares outstanding - diluted (1)	8,327	8,281	8,318

(1)	All periods have been restated to reflect the one-for-ten reverse stock split, made effective on July 9, 2008.

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share amounts)
For each of the three years in the period ended June 30, 2010

	Common Stock		Capital In Excess Of Par Value (1)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total
	Shares (1)	Par Value (1)				Shares (1)	Cost

Balance at June 30, 2007	8,294,053	$83	$203,565	$(157,971)	$921	(185)	$(3)	$46,595
Cumulative effect adjustment to adopt ASC 740-10				(76)				(76)
Adjusted Balance July 1, 2007	8,294,053	83	203,565	(158,047)	921	(185)	(3)	46,519
Restricted stock	11,535	-	-					-
Share-based compensation expense			1,022					1,022
Acquisition of treasury stock						(3,691)	(58)	(58)
Disposition of treasury stock			(13)			3,876	61	48
Other comprehensive income (loss):
Net income				265				265
Foreign currency translation adjustment					88			88
Adjustment in pensions					(456)			(456)
Total comprehensive loss								(103)
Balance at June 30, 2008	8,305,588	83	204,574	(157,782)	553	-	-	47,428
Restricted stock	16,757	-	-					-
Share-based compensation expense			648					648
Acquisition of treasury stock						(37,788)	(255)	(255)
Fractional shares from reverse stock split	(429)	-
Other comprehensive income (loss):
Net loss				(14,477)				(14,477)
Foreign currency translation adjustment					289			289
Adjustment in pensions					(105)			(105)
Total comprehensive loss								(14,293)
Balance at June 30, 2009	8,321,916	83	205,222	(172,259)	737	(37,788)	(255)	33,528
Restricted stock	73,068	1	(1)					-
Share-based compensation expense		-	670					670
Other comprehensive income (loss):
Net loss				(1,014)				(1,014)
Foreign currency translation adjustment					444			444
Liquidation of foreign subsidiary					(134)			(134)
Adjustment in pensions					(13)			(13)
Total comprehensive loss								(717)
Balance at June 30, 2010	8,394,984	$84	$205,891	$(173,273)	$1,034	(37,788)	$(255)	$33,481

(1)	All periods have been restated to reflect the one-for-ten reverse stock split, made effective on July 9, 2008.

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2010	2009	2008

Cash flows provided by (used in) operating activities:
Net (loss) income	$(1,014)	$(14,477)	$265
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,950	3,177	3,935
Impairment of goodwill and trademark	-	17,090	-
Share-based compensation	670	648	1,022
Recovery of minority investment, net	-	-	(1,415)
Non-cash accretion expense	34	30	27
Provision for bad debts	-	13	-
Provision for inventory reserves	388	20	167
Other non-cash expenses	122	(364)	135
Decrease (increase) in assets:
Accounts receivable, net	352	(137)	6,565
Inventories, net	(1,628)	2,014	(1,804)
Prepaid expenses and other current assets, net	(192)	(90)	(34)
Other long-term assets, net	(1,301)	165	(382)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses, net	(597)	(3,402)	(1,582)
Deferred revenue	6,532	(621)	483
Long-term liabilities, net	221	234	192
Net cash provided by operating activities	6,537	4,300	7,574

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(3,123)	(2,049)	(2,310)
Recovery of minority investment, net	-	-	1,415
Net cash used in investing activities	(3,123)	(2,049)	(895)

Cash flows provided by (used in) financing activities:
Purchase of treasury stock, net	-	(255)	(10)
Proceeds from revolving bank line of credit	-	-	263
Repayment of bank line of credit or note payable to bank	-	-	(391)
Repayment of long-term loan	(949)	-	-
Net cash used in financing activities	(949)	(255)	(138)

Effect of exchange rates on cash and cash equivalents	(211)	(245)	402

Increase in cash and cash equivalents	2,254	1,751	6,943
Cash and cash equivalents - beginning of year	29,110	27,359	20,416
Cash and cash equivalents - end of year	$31,364	$29,110	$27,359

Cash paid during the period for:
Interest	$55	$62	$69
Income taxes (net of refunds)	$796	$686	$265

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview of the Business

We are a provider of software, hardware and professional services for the video market, the media industry, and the high-performance, real-time market.  Our business is comprised of two segments for financial reporting purposes: products and services.  We provide products and services for each of these markets.

Our video solutions consist of software, hardware, and services for intelligently streaming video and collecting video consumption media data for advanced interactive video services and advertising.  Our solutions and services are sold to broadband and content providers around the world.

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

Foreign Currency

The functional currency of all of our foreign subsidiaries is the applicable local currency.  The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average rates of exchange prevailing during the fiscal year.  Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders’ equity.  Gains or losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations, except for those relating to intercompany transactions of a long-term investment nature, which are accumulated in a separate component of stockholders’ equity.

Gains (losses) on foreign currency transactions of $(185,000), $(86,000), and $233,000 for the years ended June 30, 2010, 2009 and 2008, respectively, are included in “Other (expense) income, net” in the Consolidated Statements of Operations.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Goodwill and Trademark

Goodwill and trademark are tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach.  During the third quarter of fiscal 2009, we initiated an interim goodwill impairment test due to our sustained, reduced stock price and market capitalization during the quarter.  We concluded that an impairment charge of $15,990,000 should be recorded, resulting in goodwill being fully impaired.  Additionally, as a result of our strategic planning process during fiscal year 2009, we rebranded our Everstream product lines to better reflect our strategic direction and no longer intend to use the Everstream trademark.  Consequently, we recorded a $1,100,000 impairment of our Everstream trademark during fiscal year 2009.  As a result of the interim impairment analysis and strategic planning process, we fully impaired both our goodwill and trademark as of March 31, 2009.  See footnote 6 for additional disclosures.

Revenue Recognition Policy

We recognize revenue when persuasive evidence of an arrangement exists, the system has been shipped or the services have been performed, the fee is fixed or determinable and collectibility of the fee is probable.

Software and Hardware Sales

Product revenues are recognized based on the guidance in Accounting Standards Codification (“ASC”) Topic 985.  Our standard contractual arrangements with our customers generally include the delivery of a hardware and software system, certain professional services that typically involve installation and training, and ongoing software and hardware maintenance.  The software component of the arrangement is considered to be essential to the functionality of the hardware; therefore, the hardware and the hardware maintenance components are considered software related and the provisions apply to all elements of the arrangement.  Under multiple element arrangements, we allocate revenue to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value.  Our VSOE of fair value is determined based on the price charged when the same element is sold separately.  If VSOE of fair value does not exist for all elements in a multiple element arrangement, but does exist for undelivered elements, we recognize revenue using the residual method.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue.  Where fair value of undelivered elements has not been established and the only undelivered element is services, the total arrangement is recognized over the period during which the services are performed.

In certain instances, our customers require significant customization of both the software and hardware products.  In these situations, the design and development is considered essential to the functionality of the software and, therefore, the revenue from these arrangements, with the exception of maintenance, is recognized in conformity with ASC Topic 605.  For long-term contracts, revenue is recognized using the completed contract method, or when costs are dependably estimable, we use the percentage-of-completion method of accounting based on costs incurred on the project compared to the total costs expected to be incurred through completion.

Professional Services

Professional services revenue is primarily generated from integration of third party interfaces, engineer consulting, and hardware installation.  These services are typically completed within 90 days from the receipt of the order.  Under accounting literature governing multiple element arrangements, we allocate revenue to the various elements based on VSOE of fair value, or other acceptable measures of fair value when services are determined to be non-software deliverables.  We determine VSOE for the services based on the standard rate per hour used when similar services are sold separately.  Revenues from these services are recognized when the services are performed.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Managed Services, Software as a Service and Hosting

In fiscal year 2010 we began offering our media data and advertising solutions software to our customers either as: 1) a term license with maintenance and managed services, or 2) software as a service.  In some cases these services are offered under a hosting model.  Revenue from hosting, maintenance fees and the sale of consulting services relating to managed services and software as a service arrangements are recognized ratably over the term of the arrangement. Set-up and implementation revenue is deferred until the solution is delivered and then recognized ratably over the longer of the term of the arrangement or the estimated customer life. Transactions fees from processing transactions for customers are recognized once the transaction is complete.

Hardware and Software Maintenance

We recognize revenue from maintenance services in accordance with ASC 985.  Depending upon the specific terms of the customer agreement, we may include warranty or maintenance as part of the purchase price.  Depending upon the specific terms of the customer agreement, we either accrue the estimated costs to be incurred in performing maintenance services at the time of revenue recognition and shipment of product, or we defer revenue associated with the maintenance services to be provided during the maintenance period based upon the value for which we have sold such services separately when they are renewed by existing customers.  For those arrangements in which the maintenance period is less than or equal to one year and for arrangements whereby the arrangement is a product warranty, we accrue the estimated costs to be incurred in providing services.  In accordance with ASC Topic 985, we have determined that the warranty or maintenance fee is part of the initial license fee, the maintenance period is for one year or less, the estimated cost of providing the services are immaterial, and upgrades and enhancements offered during maintenance arrangements historically have been and are expected to continue to be minimal and infrequent.  Actual costs are then charged against the warranty accrual as they are incurred.  For those arrangements in which the maintenance period is greater than one year, we defer revenue based upon the value for which we have sold such services separately.  This revenue is then recognized on a straight line basis over the warranty period.

Other

We record reimbursable out–of–pocket expenses in both services and maintenance net sales and as a direct cost of services and maintenance.  The reimbursement by customers of shipping and handling costs are recorded in product and other net sales and the associated cost as a cost of sale.  We account for sales taxes on a net basis.

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable is based on an analysis of our historical charge-off ratio, e our aging of accounts receivable and our assessment of the collectibility of our receivables.  If there is a deterioration of one of our major customer’s credit worthiness or actual account defaults are higher than our historical trends, our reserve estimates could be adversely impacted.

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

Defined Benefit Pension Plan

We maintain a defined benefit pension plan (the “Pension Plan”) for certain current and a number of former employees of our German subsidiary.  The Pension Plan provides benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. Our policy is to fund benefits attributed to employees’ services to date as well as service expected to be earned in the future.  The determination of our Pension Plan benefit obligation and expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts.  Those assumptions include, among others, the weighted average discount rate, the weighted average expected rate of return on plan assets and the weighted average rate of compensation increase.  To the extent that these assumptions change, our future benefit obligation and net periodic pension expense may be positively or negatively impacted.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Capitalized Software

We account for software development costs in accordance with ASC 985-20.  Under ASC 985-20, the costs associated with software development are required to be capitalized after technological feasibility has been established.  We cease capitalization upon the achievement of customer availability.  Costs incurred by us between technological feasibility and the point at which the products are ready for market are generally insignificant and as a result we had minimal internal software development costs capitalized at June 30, 2010 and 2009.  We have not incurred costs related to the development of internal use software.

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

Per share computations for fiscal year 2009 and 2008 are presented based upon the new number of shares outstanding, after the Reverse Stock Split, and prior period weighted average shares outstanding and earnings per share amounts have been restated based upon shares outstanding as a result of the Reverse Stock Split.

Basic net (loss) income per share is computed by dividing net loss by the weighted average number of common shares outstanding during each year.  Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Common share equivalents of 904,000, 1,055,000, and 1,018,000 for the years ended June 30, 2010, 2009 and 2008 were excluded from the calculation as their effect was anti-dilutive.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share for the periods indicated:

	Year Ended June 30,
(Dollars and share data in thousands, except per share amounts)	2010	2009	2008

Basic and diluted EPS calculation:
Net (loss) income	$(1,014)	$(14,477)	$265

Basic weighted average number of shares outstanding	8,327	8,281	8,302
Effect of dilutive securities:
Restricted shares	-	-	16
Diluted weighted average number of shares outstanding	8,327	8,281	8,318

Basic EPS	$(0.12)	$(1.75)	$0.03

Diluted EPS	$(0.12)	$(1.75)	$0.03

Valuation of Long-Lived Assets

We evaluate the recoverability of long-lived assets, other than indefinite lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.  Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.  As a result of these reviews, we have not recorded any impairment losses related to long-lived assets, for any of the years ending June 30, 2010, 2009 and 2008.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, inventories, prepaid expenses, and accounts payable approximate fair value because of the short maturity of these instruments.  The fair value of cash equivalents is based upon level 1 inputs.  The carrying amount of noncurrent bank debt as of June 30, 2009 also approximated fair value, as the interest rate on the bank debt approximated market and the remaining term of the debt was less than two years.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Share-Based Compensation

Option awards are granted with an exercise price equal to the market price of our stock at the date of grant.  We account for share-based compensation in accordance with ASC 718-10, which requires the recognition of the fair value of stock compensation in the Statement of Operations.  We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  All of our stock compensation is accounted for as equity instruments.

Refer to Note 11 for assumptions used in calculation of fair value.  As of June 30, 2010, total compensation costs related to unvested options and restricted stock not yet expensed is approximately $1,550,000.

Comprehensive Income (Loss)

Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss).  Comprehensive income (loss) is defined as a change in equity during the financial reporting period of a business enterprise resulting from non-owner sources.  Components of accumulated other comprehensive income (loss) are disclosed in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss).

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

Adopted

In December 2008, the FASB issued ASC 715-20-65-2, “Compensation – Retirement Benefits:  Defined Benefit Plans.”  This section provides guidance on the objectives an employer should consider when providing detailed disclosures about assets of a defined benefit pension plan or other postretirement plan.  These disclosure objectives include investment policies and strategies, categories of plan assets, significant concentrations of risk and the inputs and valuation techniques used to measure the fair value of plan assets.  These provisions are effective for our fiscal year ending June 30, 2010.  ASC 715-20-65-2 concerns disclosure only and did not have an impact on our financial position or results of operations.  See footnote 9 for the additional disclosures required by this pronouncement.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) No. 855, which provides guidance on management’s assessment of subsequent events.  Historically, management had relied on U.S. auditing literature for guidance on assessing and disclosing subsequent events.  ASC 855 represents the inclusion of guidance on subsequent events in the accounting literature and is directed specifically to management, since management is responsible for preparing an entity’s financial statements.  The new standard clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date, “through the date that the financial statements are issued or are available to be issued.”  Management must perform its assessment for both interim and annual financial reporting periods.  We adopted ASC 855 as of June 30, 2009, and adoption of this ASC did not have a material impact on our financial statements.  For each reporting period, we assess the need for disclosure of subsequent events through the date that the financial statements are issued and have determined that no subsequent events merit disclosure for our fiscal year ending June 30, 2010.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-06”), which provides amendments to ASU Subtopic No. 820-10, “Fair Value Measurements and Disclosures – Overall.”  ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements.  ASU 2010-06 added new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements related to Level 3 measurements.  The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The ASU further amends the disclosure requirements about employers post retirement benefit plan assets.  The revised guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  ASU 2010-06 concerns disclosure only and did not have an impact on our financial position or results of operations.

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

Not yet adopted

In September 2009, the FASB issued ASU  No. 2009-13, “Multiple Deliverable Revenue Arrangements – A consensus of the FASB Emerging Issues Task Force.”  The guidance provides principles and application guidance on whether multiple deliverables exist, determining the unit of accounting for each deliverable, and the consideration allocated to the separate units of accounting.  Additionally, this guidance requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price, eliminates the use of the residual method, and requires an entity to allocate revenue using the relative selling price method.  However, guidance on determining when the criteria for revenue recognition are met and how an entity should recognize revenue for a given unit of accounting are contained in other accounting literature.  The guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Earlier application is permitted as of the beginning of an entity’s fiscal year, and would be applied retrospectively as of the beginning of the fiscal year, if applied subsequent to the first quarter of a fiscal year.  We have adopted this standard as of July 1, 2010, and we are still evaluating the impact of adoption of this accounting standard on our consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements – A consensus of the FASB Emerging Issues Task Force” which amends ASC 985-605, “Software: Revenue Recognition” to exclude from its scope certain tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  This guidance focuses on determining which arrangements are within the scope of the software revenue guidance in Topic 985 (previously included in AICPA Statement of Position 97-2, Software Revenue Recognition) and which are not. This guidance also removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that include a tangible product are within the scope of the software revenue guidance. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis.  Earlier application is permitted as of the beginning of an entity’s fiscal year, and would be applied retrospectively as of the beginning of the fiscal year, if applied subsequent to the first quarter of a fiscal year.  We have adopted this standard as of July 1, 2010, and we are still evaluating the impact of adoption of this accounting standard on our consolidated financial statements.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  ASU 2009-17 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation 46(R), “Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51.”  Additionally, the provisions require ongoing assessment of whether an enterprise is the primary beneficiary of the variable interest entity.  We have adopted these provisions as of July 1, 2010.  We do not expect that these provisions will have a material impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010 – 17, “Revenue  Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition.”  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone of revenue recognition for certain research and development transactions.  Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive.   This standard will be effective for us on a prospective basis for periods beginning after January 1, 2011.  We have evaluated the potential impact of this standard and expect it will not have a significant impact on our financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010 – 20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010 – 20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide new disclosures about its financing receivables and related allowance for credit losses.  These provisions are effective for interim and annual reporting periods on or after December 15, 2010.  ASU 2010-20 concerns disclosures only and will not have a material impact on our financial position or results of operations.

4.	Inventories

Inventories consist of the following:

	June 30,
	2010	2009
	(Dollars in thousands)
Raw materials, net	$1,983	$2,239
Work-in-process	441	289
Finished goods	1,876	532
	$4,300	$3,060

At June 30, 2010 and 2009, some portion of our inventory was in excess of the current requirements based upon the planned level of sales for future years.  Accordingly, we have reduced gross raw materials inventory by $1,541,000 at June 30, 2010 and $1,242,000 at June 30, 2009 to its estimated net realizable value.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

5.	Property, Plant and Equipment

Property, plant, and equipment consist of the following:

	June 30,
	2010	2009
	(Dollars in thousands)
Leasehold improvements	$2,393	$2,379
Machinery, equipment and customer support spares	13,844	10,888
	16,237	13,267
Less: Accumulated depreciation	(11,187)	(9,407)
	$5,050	$3,860

For the years ended June 30, 2010, 2009 and 2008, depreciation expense for property, plant and equipment amounted to $1,990,000, $2,089,000, and $2,847,000, respectively.

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

Asset retirement obligation, June 30, 2009	$441
Accretion of asset retirement obligation	34
Costs incurred to restore vacated office space	-
Impact of foreign exchange rates	8
Asset retirement obligation, June 30, 2010	$483

6.	Goodwill and Other Intangibles

We do not measure assets on a segment basis, and therefore, do not allocate goodwill on a segment basis.  We operate in two segments, products and services, which are also considered Reporting Units for assessment of goodwill impairment.  Since we do not measure assets on a segment basis, we allocate operating expenses on a pro-rata basis between products and services to test impairment of goodwill and allocate goodwill between the two reporting units in a manner that approximates fair value.

We employ the following methodologies to determine the fair-value of our reporting units:

•	A market capitalization approach, which measures market capitalization of Concurrent at the measurement date.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

We tested our goodwill during the third quarter of fiscal 2009 and concluded that a full impairment existed due to declines in the fair values of our reporting units. Three changes in circumstances led to the finding of impairment:

•	Our stock price and market capitalization experienced a sustained decline;

•	Valuation estimates based on analysis of comparable companies continued to decline; and

•	The sustained economic downturn increased our estimated cost of capital, which has impacted our discounted projected future cash flows.

We concluded that an impairment charge of $15,990,000 should be recorded during the third quarter of our fiscal 2009, resulting in goodwill being fully impaired.  This is a non-cash charge and has been recognized as an “Impairment of goodwill and trademark” as a part of our fiscal 2009 operating results.

We also completed a strategic marketing plan during fiscal 2009.  As a result of the strategic planning process, we rebranded certain products to better reflect our strategic direction and no longer intend to use the Everstream trademark.  Consequently, we recorded a $1,100,000 full impairment of our Everstream trademark in fiscal year 2009.   As a result of the full trademark impairment, we also eliminated a related $430,000 deferred tax liability by recording a non-current deferred tax benefit to the line item “Provision for income taxes” within the Statement of Operations.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Intangible assets consist of the following (in thousands):

	Weighted Average Remaining Useful Life	June 30, 2010	June 30, 2009
Cost of amortizable intangibles:
Purchased technology	4.3 years	$7,700	$7,700
Customer relationships	6.3 years	1,900	1,900
Total cost of intangibles		9,600	9,600
Less accumulated amortization:
Purchased technology		(5,322)	(4,534)
Customer relationships		(815)	(643)
Total accumulated amortization		(6,137)	(5,177)
Total intangible assets, net		$3,463	$4,423

We recorded $960,000, $1,088,000, and $1,088,000 of amortization expense during each of the years ended June 30, 2010, 2009 and 2008, respectively.  The estimated amortization expense related to intangible assets for the next five fiscal years is (in thousands):

Fiscal year:
2011	$898
2012	898
2013	898
2014	375
2015	173
$3,242

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,
	2010	2009
	(Dollars in thousands)
Accounts payable, trade	$4,383	$4,175
Accrued payroll, vacation and other employee expenses	4,126	4,682
Warranty accrual	66	203
Other accrued expenses	1,410	1,522
	$9,985	$10,582

8.	Income Taxes

Concurrent and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 1995.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The domestic and foreign components of income (loss) before provision for income taxes are as follows:

	Year ended June 30,
	2010	2009	2008
	(Dollars in thousands)
United States	$575	$(13,684)	$(27)
Foreign	(1,193)	(582)	339
	$(618)	$(14,266)	$312

The components of the provision for income taxes are as follows:

	Year ended June 30,
	2010	2009	2008
	(Dollars in thousands)
Current:
Federal	$68	$117	$-
State	(10)	8	22
Foreign	349	574	524
Total	407	699	546

Deferred:
Federal	-	(387)	-
State	-	(43)	-
Foreign	(11)	(58)	(499)
Total	(11)	(488)	(499)

Total	$396	$211	$47

A reconciliation of the income tax expense (benefit) computed using the federal statutory income tax rate to our provision for income taxes is as follows:

	Year ended June 30,
	2010	2009	2008
	(Dollars in thousands)
Income (loss) before provision for income taxes	$(618)	$(14,266)	$312
Provision (benefit) at Federal statutory rate	(210)	(4,851)	106
Change in valuation allowance	391	(5,798)	(1,225)
Permanent differences	302	6,470	745
Net operating loss expiration	1,760	3,002	370
Change in state and foreign tax rates	(2,211)	944	(276)
Change in uncertain tax positions	15	15	58
Foreign, net	183	287	70
Other	166	142	199
Provision for income taxes	$396	$211	$47

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

In fiscal year 2009, the impairment of goodwill resulted in a permanent difference tax impact of $5,436,000.  There was no such impairment in the current year. As of June 30, 2010 and 2009, our deferred tax assets and liabilities were comprised of the following:

	June 30,
	2010	2009
	(Dollars in thousands)
Deferred tax assets related to:
U.S. and foreign net operating loss carryforwards	$56,422	$57,653
Book and tax basis differences for property and equipment	428	1,007
Bad debt, warranty and inventory reserves	967	860
Accrued compensation	1,122	922
Deferred revenue	281	251
Research and development tax credit	313	258
Stock compensation	286	289
Other	900	358
Deferred tax assets	60,719	61,598
Valuation allowance	(58,808)	(59,414)
Total deferred tax assets	1,911	2,184

Deferred tax liabilities related to:
Acquired intangibles	1,307	1,670
Total deferred tax liability	1,307	1,670

Deferred income taxes, net	$604	$514

The net deferred income taxes of $604,000 are comprised of $454,000 of current deferred tax assets, net, and $150,000 of non-current deferred tax assets, net.  As of June 30, 2010, we have U.S. Federal Tax net operating loss carryforwards of approximately $135,300,000 for income tax purposes, of which $19,000,000 expire in fiscal year 2011, and the remainder expire at various dates through 2030.  We completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code on our ability to utilize these net operating losses.  The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2010.  Therefore, the net operating losses will not be subject to limitation under Section 382.

State net operating loss carryforwards as of June 30, 2010 may also be limited under applicable state tax regulations and we have fully offset these losses with a valuation allowance.  We also have an alternative minimum tax credit of $200,000, which has an indefinite life.

Of the $135,300,000 of aforementioned net operating loss carryforwards, $11,000,000 represents acquired net operating losses from the Everstream acquisition.  We also acquired $254,000 in research and development credits in this transaction.  The benefits associated with these Everstream losses and tax credits will likely be limited under Section 382 of the Internal Revenue Code as of the date of acquisition.  Concurrent has fully offset these losses and credits with a valuation allowance.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The valuation allowances for deferred tax assets as of June 30, 2010 and 2009 were approximately $58,808,000 and $59,414,000, respectively.  The $600,000 decrease in the total valuation allowance for the year ended June 30, 2010 primarily consisted of a $1,800,000 decrease due to expiration of domestic net operating loss carryforwards, a $1,000,000 decrease due to exchange rates, a $2,200,000 increase due to changes in foreign tax rates, and the effect of unrealized gains/losses, the effect of which was a component of equity.

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

We adopted the accounting provisions for accounting for uncertainty in tax positions on July 1, 2007. The cumulative effect of adopting this provision did not have a material impact on our financial position or the results of operations.  Our unrecognized tax benefits have remained at $154,000 for each of the past 3 years, with no additions, reductions, or settlements during this time.

The amount of gross tax effected unrecognized tax benefits as of June 30, 2010 was approximately $154,000 of which all, if recognized, would affect the effective tax rate.  During the fiscal year ended June 30, 2010, we recognized approximately $14,000 interest and $1,000 of penalties.  We had approximately $170,000 and $156,000 of accrued interest at June 30, 2010 and 2009, respectively.  We had approximately $87,000 and $86,000 of accrued penalties at June 30, 2010 and 2009, respectively.  We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.  We do not believe that the amount of uncertain tax positions will change by a significant amount within the next 12 months.

9.	Pensions and Other Postretirement Benefits

We maintain a retirement savings plan (the “Plan”), available to U.S. employees, that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code.  The Company suspended employer matching as of August 18, 2009, thus we made a discretionary matching contributions for seven weeks in fiscal year 2010.    We  made discretionary matching contributions up to 100% of the first 2.5% of eligible employees’ contributions for the first 2 months of fiscal year 2010, and for all of fiscal years 2009 and 2008. Additionally, the Board of Directors approved a one-time profit sharing contribution of $245,000 to be distributed pro-rata based on salary to plan participants in fiscal 2010. The one-time contribution was part of our second half of fiscal 2010 bonus pool. We made matching contributions of $313,000, $490,000 and $504,000 under the Plan, for fiscal years 2010, 2009 and  2008, respectively.

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our UK based employees.  The Stakeholder Plan provides for discretionary matching contributions of between 4% and 7% of the employee’s salary.  We also had agreements with certain of our UK based employees to make supplementary contributions to the Stakeholder Plan through May of 2009, contingent upon their continued employment with us.  For fiscal years 2010, 2009 and 2008, we made total contributions to the Stakeholder Plan of $141,000, $348,000 and $469,000, respectively.

As of June 30, 2010, we maintained defined benefit pension plans covering certain current and former employees in Germany.  The measurement date used to determine fiscal 2010 and 2009 benefit information for the plans was June 30, 2010 and 2009, respectively.  A reconciliation of the changes in the plans’ benefit obligations and fair value of  plan assets over the two-year period ended June 30, 2010, and a statement of the funded status at June 30, 2010 for these years for our pension plans is as follows:

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Obligations and Funded Status

	June 30,
	2010	2009
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$4,569	$4,973
Service cost	16	17
Interest cost	267	250
Actuarial (gain) loss	78	63
Foreign currency exchange rate change	(604)	(534)
Benefits paid	(236)	(200)
Benefit obligation at end of year	$4,090	$4,569

Change in plan assets:
Fair value of plan assets at beginning of year	$2,682	$3,067
Actual return on plan assets	182	71
Employer contributions	44	54
Benefits paid	(219)	(178)
Foreign currency exchange rate change	(351)	(332)
Fair value of plan assets at end of year	$2,338	$2,682

Funded status at end of year	$(1,752)	$(1,887)

Amounts Recognized in the Consolidated Balance Sheets

	June 30,
	2010	2009
	(Dollars in thousands)

Pension liability - current liabilities	$(15)	$(19)
Pension liability - non-current liabilities	(1,737)	(1,868)
	$(1,752)	$(1,887)

Amounts Recognized in Other Comprehensive Income were as follows (dollars in thousands):

	June 30,
	2010	2009
Net (gain) loss	$(25)	$(48)
Net transition cost	-	5
	$(25)	$(43)

The accumulated benefit for all defined benefit pension plans was $4,090,000 and $4,553,000 at June 30, 2010 and 2009, respectively.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	June 30,
	2010	2009
	(Dollars in thousands)
Projected benefit obligation	$4,090	$4,569
Accumulated benefit obligation	4,090	4,553
Fair value of plan assets	2,338	2,682

The following tables provide the components of net periodic pension cost recognized in earnings for the fiscal years ended June 30, 2010, 2009 and 2008:

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Year ended June 30,
	2010	2009	2008
	(Dollars in thousands)
Net Periodic Benefit Cost
Service cost	$16	$17	$24
Interest cost	267	250	214
Expected return on plan assets	(111)	(131)	(133)
Amortization of unrecognized net transition obligation (asset)	4	35	37
Recognized actuarial (gain) loss	-	-	(118)
Net periodic benefit cost	$176	$171	$24

The estimated net transition obligation, net (gain) loss, and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net period benefit cost over the next fiscal year are $0,  $5,000 and $2,000, respectively.

Assumptions

The following table sets forth the assumptions used to determine benefit obligations:

	June 30,
	2010	2009
Discount rate	5.00%	6.01%
Compensation increase rate	0.00%	2.00%

The following table sets forth the assumptions used to determine net periodic benefit cost:

	Year Ended June 30,
	2010	2009	2008
Discount rate	6.01%	5.90%	5.10%
Expected return on plan assets	4.30%	5.00%	4.60%
Compensation increase rate	2.00%	2.00%	2.00%

On an annual basis we adjust the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Plan Assets

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value, as well as the percentage of total plan assets for each category at June 30, 2010:

	Level 1	Level 2	Level 3	Total Assets	Percentage of Plan Assets 2010	Percentage of Plan Assets 2009
Asset Category:
Cash and cash equivalents	$63	$-	$-	$63	2.7%	2.5%
Equity securities	648	-	-	648	27.8%	32.8%
Debt securities	602	-	-	602	25.7%	11.4%
Cash surrender value insurance contracts	-	1,003	-	1,003	42.9%	53.0%
Other	22	-	-	22	0.9%	0.3%
Totals	$1,335	$1,003	$-	$2,338	100.0%	100.0%

Pension assets utilizing Level 1 inputs include fair values of equity investments and related dividends that were determined by closing prices for those securities traded on national stock exchanges and cash.  Level 2 assets include cash surrender life insurance contracts that are valued based on contractually stated settlement value.  In estimating the expected return on plan assets, we consider past performance and future expectations for the fund.  Plan assets are heavily weighted toward equity investments that yield consistent, dependable dividends.

Our investment strategy with respect to pension assets is to invest the assets in accordance with applicable laws and regulations.  The long-term primary objectives for our pension assets are to:  (1) provide for a reasonable amount of long-term growth of capital, with prudent exposure to risk; and protect the assets from erosion of purchasing power; (2) provide investment results that meet or exceed the plans’ actuarially assumed long-term rate of return; and (3) match the duration of the liabilities and assets of the plans to reduce the potential risk of large employer contributions being necessary in the future.

Contributions

We expect to contribute $34,000 to our defined benefit pension plans in fiscal year 2011.

Estimated future benefit payments

The benefit payments, which reflect expected future service, as appropriate, are expected to be paid (dollars in thousands) for each of the following years:

Pension Benefits
2011	$200
2012	227
2013	236
2014	246
2015	269
2016 - 2020	1,444

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

10.	Geographic Information

We operate in two segments, products and services, as disclosed within the Statements of Operations.  We do not identify assets on a segment basis and do not allocate costs below gross margin on a segment basis.  We attribute revenues to individual countries and geographic areas based upon location of our selling operating subsidiaries. A summary of our financial data by geographic area follows (dollars in thousands):

	Year ended June 30,
Revenue:	2010	2009	2008
United States	$46,452	$54,918	$53,210

Japan	7,685	9,559	6,965
Other Asia Pacific countries	1,648	1,789	2,891
Asia Pacific	9,333	11,348	9,856

Europe	4,636	5,374	7,750
Total revenue	$60,421	$71,640	$70,816

	June 30,
	2010	2009
	(Dollars in thousands)
Long lived assets:
United States	$5,122	$2,361
Europe	425	414
Japan	1,468	1,741
Asia/Pacific - other	49	36
Total	$7,064	$4,552

11.	Share-Based Compensation

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

Option awards are granted with an exercise price equal to the market price of our stock at the date of grant.  We recognize stock compensation expense in accordance with ASC 718-10 over the requisite service period of the individual grantees, which generally equals the vesting period.  All of our stock compensation is accounted for as equity instruments.

Our 2001 Stock Option Plan became effective November 1, 2001 and replaced the 1991 Restated Stock Option Plan that expired on January 31, 2002.  As of November 1, 2001 there were no options for shares of Common Stock available for future grant under the 1991 Restated Stock Option Plan.  The Amended and Restated 2001 Stock Option Plan terminates on October 31, 2011.  Stockholders have authorized the issuance of up to 2,989,000 shares under these plans and, at June 30, 2010 there were 452,000 shares available for future grants.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

We recorded share-based compensation related to issuance of stock options and restricted stock to employees and directors, as follows (amounts in thousands of dollars):

	Year Ended June 30,
	2010	2009	2008
Share-based compensation expense included in the
Statement of Operations:
Cost of sales	$23	$42	$37
Sales and marketing	97	154	200
Research and development	92	153	140
General and administrative	458	299	645
Total	670	648	1,022
Tax benefit	-	-	-
Share-based compensation expense, net of taxes	$670	$648	$1,022

We use the Black-Scholes valuation model to estimate the fair value of each option award on: 1) the date of  grant for grants to employees, and 2) each reporting period-end date for grants to non-employees, until the non- employee shares have vested, at which point the vest date becomes the final measurement date for non-employee grants.  In fiscal year 2010, we did not grant any stock options.  In fiscal year 2009, we granted 20,000 stock options with four-year vesting.  Options granted to non-employees to purchase approximately 128,000 shares were outstanding as of June 30, 2010.  The assumptions used to determine share-based compensation expense related to employee and non-employee stock option grants were:

	2010	2009	2008
Risk-free interest rate	1.0%	2.9%	3.6%-4.3%
Expected volatility	64.3%	70.1%	72.8%-75.8%
Weighted-average volatility	64.3%	70.1%	75.0%
Expected term (in years)	3	6	6
Expected dividend yield	0.0%	0.0%	0.0%

The risk-free interest rate is derived from the average U.S. Treasury rate for the period, which approximates the rate in effect at the time of grant.  Expected volatility is based on historical volatility of our common stock over the period commensurate with the expected life of the options.  The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeitures of options by our employees and non-employees.  The dividend yield of zero is based on the fact that we have historically not paid cash dividends and have no present intention to pay cash dividends.

Based on historical experience of option pre-vesting cancellations, we assumed an annualized forfeiture rate of 4.6% for unvested options granted during fiscal year 2010.  We assumed a 5.0% forfeiture rate on options granted during the twelve months ended June 30, 2009.  Under the true-up provisions of ASC 718-10, we will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

A summary of option activity under the plans as of June 30, 2010, and changes during the year is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Outstanding as of July 1, 2009	579,713	$35.72
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(28,903)	$61.70
Outstanding as of June 30, 2010	550,810	$34.36	4.91	$-
Vested or expected to vest at June 30, 2010	548,305	$34.47	4.90	$-
Exercisable at June 30, 2010	428,008	$40.96	4.24	$-

The following table summarizes information about stock options outstanding and exercisable at June 30, 2010:

	Outstanding Options			Options Exercisable

Range of Exercise Prices	Weighted Average Remaining Contractual Life (In Years)	June 30, 2010	Weighted Average Exercise Price	June 30, 2010	Weighted Average Exercise Price

$6.40 - $13.50	6.99	171,280	$10.43	102,475	$11.24
$14.00 - $14.20	6.09	153,039	$14.07	101,542	$14.10
$15.20 - $45.60	4.35	111,037	$22.98	108,537	$23.16
$49.40 - $128.13	0.78	110,454	$105.39	110,454	$105.39
$140.50 - $185.00	0.97	5,000	$158.30	5,000	$158.30
$6.40 - $ 185.00	4.91	550,810	$34.36	428,008	$40.96

No options were granted during the fiscal year ended June 30, 2010.  The weighted average grant-date fair value of options granted during the fiscal years ended June 30, 2009 and 2008 was $6.40 and $8.30, respectively.  The total intrinsic value of options both outstanding and exercisable was $0 for each of the fiscal years ended June 30, 2010, 2009 and 2008, respectively.  Total compensation cost of options granted but not yet vested as of June 30, 2010 is $391,000, which is expected to be recognized over the weighted average period of 1.25 years.  We generally issue new shares to satisfy option exercises.

We have not received any cash from option exercises under all share-based payment arrangements for the fiscal years ended June 30, 2010, 2009 and 2008.

For fiscal year 2010, we issued 354,000 shares of restricted stock to employees, non-employees and the Board of Directors, of which approximately 183,000 shares will be released over a four-year vesting period, and the remaining 171,000 will be released only upon the achievement of either specified performance criteria or specified market conditions.  For fiscal year 2009, we issued 257,000 shares of restricted stock to employees and the Board of Directors, of which approximately 144,000 shares will be released over a four-year vesting period, and the remaining 113,000 will be released only upon the achievement of either specified performance criteria or specified market conditions.  For shares that can be earned  upon achievement of either a performance or market condition, the performance criteria include achieving certain financial results and the market condition requires Concurrent’s stock to reach a certain closing share price.  We record expense for remaining unvested performance-based restricted stock awards, based upon the grant date fair value and an assessment of whether the performance criteria or market condition will ultimately be met.  We issued 34,000 shares of restricted stock during fiscal year 2008 which vest over time.  During fiscal years 2010, 2009 and 2008, we retired $43,000, $132,000 and $143,000, respectively, of restricted stock issued to employees that left Concurrent prior to vesting of their restricted stock awards or because specified performance criteria were not met.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

A summary of the status of our non-vested restricted shares as of June 30, 2010, and changes during the twelve months ended June 30, 2010, is presented below:

Non-vested Shares	Shares	Weighted- Average Grant-Date Fair Value

Non-vested at July 1, 2009	269,180	$3.60
Granted	353,767	4.67
Vested	(73,068)	3.85
Forfeited	(12,724)	3.39
Non-vested at June 30, 2010	537,155	$4.30

The weighted average grant-date fair value of restricted shares granted during the fiscal years ended June 30, 2010, 2009 and 2008 was $4.67, $3.20, and $7.81, respectively.  The total fair value of shares released during the fiscal years ended June 30, 2010, 2009 and 2008 was $281,000, $63,000, and $379,000.  Total compensation cost of restricted stock awards issued, but not yet vested as of June 30, 2010 is $1,159,000, which is expected to be recognized over the weighted average period of 2.0 years.

12.	Warrants

In May 2007, we issued 1,120,000 shares of Common Stock and warrants in a private placement of public equity.  The warrants are exercisable into 280,000 shares of Common Stock at an exercise price of $16.20 per share, which are exercisable as of the date of issuance and expire five years after the date of issuance.  These warrants represent all warrants available for exercise for our Common Stock as of June 30, 2010.  On July 8, 2008, share amounts were restated to reflect the Reverse Stock Split.

13.	Term Loan and Revolving Credit Facility

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

The interest rate on the Revolver was 4.00% as of June 30, 2010. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of June 30, 2010, $10,000,000 was available to us under the Revolver.  During fiscal year 2010, we paid the $949,000 previously outstanding balance under the Revolver and $0 was drawn under the Revolver as of June 30, 2010.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Under the Credit Agreement, we are subject to financial covenants similar to those in the Prior Agreement.  Specifically, we are obligated to maintain, as of the last day of each quarter, a consolidated tangible net worth of at least $11,486,000, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs.  Our obligation with respect to maintaining a consolidated quick ratio of at least 1.25:1.00 did not change in the Credit Agreement.  All other material terms of the Prior Agreement remain the same and include additional financial covenants and customary restrictive covenants concerning our operations.  The Credit Agreement is secured by substantially all of the assets of Concurrent.  As of June 30, 2010, we were in compliance with these covenants as our adjusted quick ratio was 4.56 to 1.00, and our tangible net worth was $30,000,000.

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

On June 23, 2008, our Board authorized the repurchase of up to $2,500,000 of our common stock, through a stock repurchase program that expired June 30, 2009. Under the share repurchase program, we were able to repurchase shares from time to time at the discretion of a stock repurchase committee in accordance with applicable securities laws in the open market or in privately negotiated transactions.  We did not repurchase any shares from our management, directors or other insiders.  During the authorization, we repurchased 36,924 shares for $252,000 under this repurchase program, all during fiscal 2009.

15.	Concentration of Risk

Intercompany transfers between geographic areas are accounted for at prices similar to those available to comparable unaffiliated customers.  Sales to unaffiliated customers outside the U.S by our international subsidiaries were $13,969,000, $16,722,000 and $17,606,000 for the years ended June 30, 2010, 2009 and 2008, respectively, which amounts represented 23%, 23% and 25% of total sales for the respective fiscal years.

Sales to the U.S. government, prime contractors and agencies of the U.S. government amounted to approximately $13,639,000, $9,410,000 and $9,263,000 for the years ended June 30, 2010, 2009 and 2008, respectively, which amounts represented 23%, 13% and 13%, respectively, of total sales for each of the fiscal years.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

In addition, the following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for any one of the indicated periods:

	Year ended June 30,
	2010	2009	2008
Customer A	20%	19%	12%
Customer B	11%	<10%	<10%
Customer C	<10%	18%	10%

We assess credit risk through ongoing credit evaluations of customers’ financial condition and collateral is generally not required.  Three customers accounted for $3,408,000 or 24%, $2,619,000 or 18%, and $1,958,000 or 14% of trade receivables, respectively, at June 30, 2010.  Three customers accounted for $2,019,000 or 14%, $1,599,000 or 11%, and $1,536,000 or 10% of trade receivables, respectively, at June 30, 2009.  There were no other customers representing 10% or more of our trade receivables at June 30, 2010 and 2009.

The following summarizes purchases from significant vendors where such purchases accounted for 10%, or more, of total purchases for any one of the indicated periods:

	Year ended June 30,
	2010	2009	2008
Vendor A	20%	22%	25%
Vendor B	19%	16%	21%
Vendor C	<10%	16%	15%

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

16.	Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of quarterly financial results for the years ended June 30, 2010 and 2009:

	Three Months Ended
	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
	(Dollars in thousands, except per share amounts)
2010

Net sales	$12,750	$15,002	$14,578	$18,091
Gross margin	$7,739	$9,298	$8,095	$11,268
Operating income (loss)	$(1,083)	$172	$(951)	$1,534
Net income (loss)	$(1,015)	$89	$(974)	$886
Net income (loss) per share-basic	$(0.12)	$0.01	$(0.12)	$0.11
Net income (loss) per share-diluted	$(0.12)	$0.01	$(0.12)	$0.11

	Three Months Ended
	September 30, 2008	December 31, 2008	March 31, 2009		June 30, 2009
	(Dollars in thousands, except per share amounts)
2009

Net sales	$18,335	$18,120	$19,243		$15,942
Gross margin	$10,282	$10,620	$10,977		$9,432
Operating income (loss)	$552	$895	$(16,057	) (1)	$342
Net income (loss)	$93	$530	$(15,345	) (1)	$245
Net income (loss) per share-basic	$0.01	$0.06	$(1.85	) (1)	$0.03
Net income (loss) per share-diluted	$0.01	$0.06	$(1.85	) (1)	$0.03

(1)
Operating loss, net income and earnings per share for the three months ended March 31, 2009 include a $17,090,000 impairment of intangible assets.  Net loss and loss per share for the three months ended March 31, 2009 also include a $430,000 deferred tax benefit associated with the full impairment of the intangible assets.

17.	Commitments and Contingencies

We lease certain sales and service offices, warehousing, and equipment under various operating leases.  The leases expire at various dates through 2016 and generally provide for the payment of taxes, insurance and maintenance costs.  Additionally, certain leases contain escalation clauses that provide for increased rents resulting from the pass through of increases in operating costs, property taxes and consumer price indexes.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

At June 30, 2010, future minimum lease payments for the years ending June 30 are as follows (dollars in thousands):

2011	$1,976
2012	1,970
2013	1,917
2014	1,424
2015	1,307
2016 and thereafter	987
$9,581

Rent expense under all operating leases amounted to $2,746,000, $2,880,000 and $3,403,000 for the years ended June 30, 2010, 2009 and 2008, respectively.

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

Asserting Party	Jurisdiction	Patents at Issue

Acacia Media Technologies, Corp.	U.S. District Court Northern District of California	U.S. Patent Nos. 5,132,992; 5,253,275; 5,550,863, 6,002,720 and 6,144,702

Vtran Media Technologies, LLC	U.S. District Court Eastern District of Texas	U.S. Patent Nos. 4,890,320 and 4,995,078

Some of our customers have requested indemnification under their agreements with us.  We continue to review our potential obligations under our indemnification agreements with these customers and the indemnity obligations to these customers from other vendors that also provided systems and services to these customers.  From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, data privacy and environmental claims relating to the use of our products and services or resulting from the acts or omissions of us, our employees, authorized agents or subcontractors.  To date, we have not encountered material costs as a result of such obligations and have not accrued any material liabilities related to such indemnifications in the financial statements under FIN No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  The maximum potential amount of future payments that we could be required to make is unlimited.

Pursuant to the terms of the employment agreements with the executive officers of Concurrent, employment may be terminated by either Concurrent or the respective executive officer at any time.  In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation equivalent to 6 to 12 months, depending on the officer, of annualized base salary then in effect.  Additionally, if terminated, our chief executive officer and chief financial officer may be entitled to bonuses during the severance period.  At June 30, 2010, the maximum contingent liability under these agreements is $1,946,000.  Our employment agreements with certain of our officers contain certain offset provisions, as defined in their respective agreements.

SCHEDULE II

CONCURRENT COMPUTER CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended June 30, 2010, 2009 and 2008
(Dollars in thousands)

Description	Balance at Beginning Of Year	Charged To Costs And Expenses	Deductions (a)	Balance At End Of Year

Reserves and allowances deducted from asset accounts or accrued as expenses:

2010
Allowance for doubtful accounts	$97	$-	$(13)	$84
Warranty accrual	203	99	(236)	66

2009
Allowance for doubtful accounts	90	13	(6)	97
Warranty accrual	198	302	(297)	203

2008
Allowance for doubtful accounts	96	-	(6)	90
Warranty accrual	343	126	(271)	198

(a)	Charges and adjustments to the reserve accounts for write-offs and credits issued during the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCURRENT COMPUTER CORPORATION
(Registrant)

By:	/s/ Dan Mondor
Dan Mondor
President and Chief Executive Officer

Date: August 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities indicated on August 31, 2010.

NAME	TITLE

/s/ Steve G. Nussrallah	Chairman of the Board and Director
Steve G. Nussrallah

/s/ Dan Mondor	President, Chief Executive Officer and Director (Principal Executive Officer)
Dan Mondor

/s/ Emory O. Berry	Chief Financial Officer and Executive Vice President of Operations (Principal Financial and Accounting Officer)
Emory O. Berry

/s/ Charles Blackmon	Director
Charles Blackmon

/s/ Larry L. Enterline	Director
Larry L. Enterline

/s/ C. Shelton James	Director
C. Shelton James

Exhibit	Description Of Document

3.1	--Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	--Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	--Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

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

10.23	--Second Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 2, 2010 (No. 000-13150)).

14.1	--Code of Ethics for Senior Executives & Financial Officers (incorporated by reference to the Registrant’s Proxy for the fiscal year ended June 30, 2003).

21.1*	--List of Subsidiaries.

23.1*	--Consent of Deloitte & Touche LLP.

31.1*	--Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	--Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	--Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	--Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Included herewith.