Form 10-Q
period 2010-09-30
CONCURRENT COMPUTER CORP/DE
filed 2010-11-02
CIK 749038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010
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

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of October 25, 2010 was 8,608,000.

Concurrent Computer Corporation
Form 10-Q
For the Three Ended September 30, 2010

EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

Part I	Financial Information

Item 1.	Condensed Consolidated Financial Statements

Concurrent Computer Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

	September 30,	June 30,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,606	$31,364
Accounts receivable, less allowance for doubtful accounts of $82 at September 30, 2010 and $84 at June 30, 2010	10,675	14,194
Inventories, net	3,596	4,300
Prepaid expenses and other current assets	1,689	1,704
Total current assets	45,566	51,562

Property, plant and equipment, net	5,147	5,050
Intangible - purchased technology, net	2,196	2,378
Intangible - customer relationships, net	1,041	1,085
Other long-term assets, net	1,955	2,014
Total assets	$55,905	$62,089

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,701	$9,985
Deferred revenue	7,793	11,094
Total current liabilities	15,494	21,079

Long-term liabilities:
Deferred revenue	4,400	4,349
Pension liability	1,960	1,737
Other	1,526	1,443
Total liabilities	23,380	28,608

Commitments and contingencies (Note 12)

Stockholders' equity:
Shares of common stock, par value $.01; 100,000,000 authorized; 8,420,869 and 8,394,984 issued and outstanding at September 30, 2010 and June 30, 2010, respectively	84	84
Capital in excess of par value	206,090	205,891
Accumulated deficit	(174,484)	(173,273)
Treasury stock, at cost; 37,788 at September 30, 2010 and June 30, 2010	(255)	(255)
Accumulated other comprehensive income	1,090	1,034
Total stockholders' equity	32,525	33,481

Total liabilities and stockholders' equity	$55,905	$62,089

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	September 30,
	2010	2009
Revenues:
Product	$9,351	$6,682
Service	6,195	6,068
Total revenues	15,546	12,750

Cost of sales:
Product	4,253	2,890
Service	2,788	2,121
Total cost of sales	7,041	5,011

Gross margin	8,505	7,739

Operating expenses:
Sales and marketing	4,050	3,805
Research and development	3,358	3,100
General and administrative	2,054	1,917
Total operating expenses	9,462	8,822

Operating loss	(957)	(1,083)

Interest income	25	26
Interest expense	(18)	(28)
Other income	21	100

Loss before income taxes	(929)	(985)

Provision for income taxes	282	30

Net loss	$(1,211)	$(1,015)

Net loss per share
Basic	$(0.14)	$(0.12)
Diluted	$(0.14)	$(0.12)
Weighted average shares outstanding - basic	8,368	8,286
Weighted average shares outstanding - diluted	8,368	8,286

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended
	September 30,
	2010	2009

OPERATING ACTIVITIES
Net loss	$(1,211)	$(1,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	821	766
Share-based compensation	199	10
Other non-cash expenses	(139)	(59)
Changes in operating assets and liabilities:
Accounts receivable	3,519	3,549
Inventories	750	(1,101)
Prepaid expenses and other current assets	41	(427)
Other long-term assets	70	(48)
Accounts payable and accrued expenses	(2,317)	(1,613)
Deferred revenue	(3,250)	(1,396)
Other long-term liabilities	60	293
Total adjustments to net loss	(246)	(26)
Net cash used in operating activities	(1,457)	(1,041)

INVESTING ACTIVITIES
Capital expenditures	(589)	(1,126)
Net cash used in investing activities	(589)	(1,126)

Effect of exchange rates on cash and cash equivalents	288	241

Decrease in cash and cash equivalents	(1,758)	(1,926)
Cash and cash equivalents at beginning of period	31,364	29,110
Cash and cash equivalents at end of period	$29,606	$27,184

Cash paid during the period for:
Interest	$5	$16
Income taxes (net of refunds)	$124	$426

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

Our condensed consolidated interim financial statements are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2010.  In September 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance pertaining to revenue arrangements with multiple deliverables, and accounting guidance on all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.   As described in Note 2 of these Condensed Consolidated Financial Statements, we adopted these new accounting standards on July 1, 2010, which resulted in a change in our revenue recognition policy.  There have been no other changes to our Significant Accounting Policies as disclosed in Note 2 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2010.  The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

Income Taxes

As of June 30, 2010, we had U.S. federal tax net operating loss carryforwards of approximately $135.3 million for income tax purposes, of which $19.0 million expire in fiscal year 2011, and the remainder expire at various dates through 2030.  We recorded $282,000 and $30,000 income tax provisions during the three months ended September 30, 2010 and 2009, respectively, primarily due to taxable income earned by our subsidiaries in Japan and the UK, which do not have net operating loss carryforwards available to offset taxable income.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

Recently Issued Accounting Pronouncements

Adopted

In September 2009, the FASB issued ASU No. 2009-13, “Multiple Deliverable Revenue Arrangements – A consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”).  The guidance provides principles and application guidance on whether multiple deliverables exist, determining the unit of accounting for each deliverable, and the consideration allocated to the separate units of accounting.  Additionally, this guidance requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price (“TPE”), eliminates the use of the residual method, and requires an entity to allocate revenue using the relative selling price method.  However, guidance on determining when the criteria for revenue recognition are met and how an entity should recognize revenue for a given unit of accounting are contained in other accounting literature and are not changed by ASU 2009-13.  The guidance in ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We adopted this accounting standard on July 1, 2010.  See Footnote 2 of these Condensed Consolidated Financial Statements for information regarding the impact of this adoption on our consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements – A consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”) which amends ASC 985-605, “Software: Revenue Recognition” to exclude from its scope certain tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  This guidance focuses on determining which arrangements are within the scope of the software revenue guidance in Topic 985 (previously included in AICPA Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”)) and which are not. This guidance also removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that include a tangible product are within the scope of the software revenue guidance. This guidance is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis.  We adopted this accounting standard on July 1, 2010.  See Footnote 2 of these Condensed Consolidated Financial Statements for information regarding the impact of this adoption on our consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  ASU 2009-17 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation 46(R), “Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51.”  Additionally, the provisions require ongoing assessment of whether an enterprise is the primary beneficiary of the variable interest entity.  We adopted these provisions on July 1, 2010, and this adoption did not have a material impact on our financial statements.

Not yet adopted

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

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies

Revenue Recognition

We generate revenue from the sale of products and services. We commence revenue recognition when all of the following conditions are met:

•	persuasive evidence of an arrangement exists,
•	the system has been shipped or the services have been performed,
•	the fee is fixed or determinable, and
•	collectibility of the fee is probable.

 Our standard multiple-element contractual arrangements with our customers generally include the delivery of systems with multiple components of hardware and software, certain professional services that typically involve installation and consulting, and ongoing software and hardware maintenance.  Product revenue is generally recognized when the product is delivered.  Professional services that are of a consultative nature may take place prior to, or after, delivery of the system, and installation services typically occur within 90 days after delivery of the system.  Professional services revenue is typically recognized as the service is performed.  Initial maintenance begins after delivery of the system and typically is provided for one to two years after delivery. Maintenance revenue will be recognized ratably over the maintenance period. Our product sales are predominantly system sales whereby software and equipment function together to deliver the essential functionality of the combined product.  Upon our adoption of ASU 2009-14 on July 1, 2010, sales of these systems were determined to typically be outside of the scope of the software revenue guidance in Topic 985 (previously included in SOP 97-2) and be accounted for under ASU 2009-13.

Our sales model for media data and advertising solutions products is converting from a one-time perpetual license sale, for which maintenance was sold separately, to two types of commercial models: 1) a term license with maintenance and managed services, or 2) software as a service.  Professional services attributable to implementation of our products or managed services are essential to the customers’ use of these products and services.  We defer commencement of revenue recognition for the entire arrangement until we have delivered the essential professional services or have made a determination that the remaining professional services are no longer essential to the customer.  We recognize revenue for managed service and software as a service arrangements once we commence providing the managed or software services and recognize the managed service revenue ratably over the term of the various customer contracts.  In circumstances whereby we sell a term license and managed services, we commence revenue recognition after both the software and service are made available to the customer and recognize the revenue from the entire arrangement ratably over the longer of the term license or managed service period.

We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting.  An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control.  Our various systems have standalone value because we have either routinely sold them on a standalone basis or we believe that our customers could resell the delivered system on a standalone basis.  Professional services have standalone value because we have routinely sold them on a standalone basis and there are similar third party vendors that routinely provide similar professional services.  Our maintenance has standalone value because we have routinely sold maintenance separately.

In October 2009, the FASB amended the accounting standards for multiple-element revenue arrangements under ASU 2009-13 to:

•	provide updated guidance on whether multiple deliverables exist, how the elements in an arrangement should be separated, and how the consideration should be allocated;

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

•	require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of each element if a vendor does not have VSOE or TPE; and

•	eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method.

We adopted this accounting guidance on July 1, 2010 and we elected to apply the guidance on a prospective basis for applicable arrangements entered into or materially modified on or after July 1, 2010.

Prior to the adoption of ASU 2009-13, we were not able to establish VSOE or TPE for all of the elements of a revenue arrangement. As a result, prior to adoption of ASU 2009-13, revenue from multiple-element arrangements was allocated to each of the multiple elements and recognized as follows:

•
For our typical multiple-element revenue arrangements, we had established VSOE or TPE for undelivered elements such as maintenance and services, but  not  for one or more of the delivered elements in the arrangement.   For these arrangements, we recognized revenue using the residual method.  Under the residual method, all revenue was deferred until all elements for which no VSOE or TPE was available, were delivered.  Any discount was applied entirely to the value of the delivered element(s) and the total fair value of the undelivered element(s) was deferred, based upon VSOE or TPE.

•
Infrequently, we entered into multiple-element revenue arrangements whereby we had not established VSOE or TPE for undelivered elements.  For these arrangements, we typically deferred all revenue until the service was completed, or if the only remaining deliverable for which we did not have VSOE or TPE was maintenance, we recognized the entire value of the arrangement ratably over the maintenance period.

As a result of the adoption of ASU 2009-13, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. We have typically been able to establish VSOE of fair value for our maintenance and services. We determine VSOE of fair value for professional services and maintenance by examining the population of selling price for the same or similar services when sold separately, and determining that the pricing population for each VSOE classification is within a very narrow range of the median selling price.  For each element, we evaluate at least annually whether or not we have maintained VSOE of fair value based on our review of the actual selling price of each element over the previous 12 month period.

Our product deliverables are typically complete systems comprised of numerous hardware and software components that operate together to provide essential functionality and we are typically unable to establish VSOE or TPE of fair value for our products.  Due to the custom nature of our products, we must determine ESP at the individual component level whereby our estimated selling price for the total system is determined based on the sum of the individual components.  ESP for components of our real-time products are typically based upon list price, as we usually sell our real-time product components at list price, and only infrequently sell our real-time products at a discount off of list, of generally not more than 10%.  ESP for components of our video products are based upon our most frequent selling price of standalone and bundled sales, based upon a twelve month historical analysis.  If a mode selling price is not available, then ESP will be the mean selling price of all such component sales based upon a twelve month historical analysis, unless facts and circumstances indicate that another selling price, other than the mode or mean selling price, is more representative of our estimated selling price.  We will update our analysis of mode and average selling price at least annually, unless facts and circumstances indicate that more frequent analysis is required.

Revenue for the three months ended September 30, 2010 was $15,546,000, with the adoption of ASU 2009-13 and ASU 2009-14.  This compares with revenue of $14,918,000 for the three months ended September 30, 2010, had we not adopted ASU 2009-13 and ASU 2009-14. The primary driver of the impact was the $621,000 increase in product revenue during the three months ended September 30, 2010. The increase in product revenue primarily resulted from our ability to recognize revenue from a product sale that had an undelivered element for which we are now able to establish an estimated selling price, but that would have required a full deferral of revenue under previous accounting guidance, due to our inability to establish VSOE for the undelivered element. The increase in recognizable product revenue also resulted from allocating discounts on bundled orders to both delivered elements, which typically include products, and undelivered elements, which typically include maintenance and professional services, using the relative selling price method under ASU 2009-13.  Prior to adoption of ASU 2009-13 and 2009-14, we used the residual method which required us to allocate the entire discount on bundled arrangements to the delivered elements.  As of September 30, 2010, our deferred revenue was $12,193,000, as compared to $12,793,000 had we not adopted ASU 2009-13 and 2009-14.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

The Company expects that the adoption of ASU 2009-13 and ASU 2009-14 will result in an increase in total revenue for our fiscal year 2011.  We are not able to reasonably estimate the amount of the increase in revenue, as the impact will vary based on the nature and volume of new or materially modified arrangements in any given future period.

3.	Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.  Common share equivalents of 1,013,000 and 984,000 for the three months ended September 30, 2010 and 2009, respectively, were excluded from the calculation as their effect was antidilutive.  The following table presents a reconciliation of the numerators and denominators of basic and diluted net loss per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

	Three Months Ended September 30,
	2010	2009
Basic and diluted earnings per share (EPS) calculation:
Net loss	$(1,211)	$(1,015)

Basic weighted average number of shares outstanding	8,368	8,286
Effect of dilutive securities:
Restricted stock	-	-
Diluted weighted average number of shares outstanding	8,368	8,286
Basic EPS	$(0.14)	$(0.12)
Diluted EPS	$(0.14)	$(0.12)

4.	Share-Based Compensation

As of September 30, 2010, we had share-based employee compensation plans which are described in Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2010.  Option awards are granted with an exercise price equal to the market price of our stock at the date of grant.  We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  As of September 30, 2010, we had approximately 500,338 stock options outstanding and approximately 747,486 restricted shares outstanding.  No stock options were granted during the three months ended September 30, 2010.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

During the three months ended September 30, 2010, we issued 304,800 shares of restricted stock to employees, of which approximately 60,960 shares will be released ratably over a four year vesting period.  A summary of the status of our non-vested restricted shares as of September 30, 2010, is presented below:

Restricted Stock Awards	Shares	Weighted-Average Grant-Date Fair-Value
Non-vested at July 1, 2010	278,313	$4.51
Granted	60,960	6.45
Vested	(25,885)	4.74
Forfeited	(17,957)	4.07
Non-vested at September 30, 2010	295,431	$4.92

The remaining 243,840 restricted shares granted during the three months ended September 30, 2010 are performance-based restricted shares and will be released only if either company performance criteria or market condition criteria are achieved over a three year performance period.  Performance criteria require us to achieve certain revenue and operating income goals over the three year period. The market condition requires our stock to reach a certain closing share price at the end of three years.  A summary of the status of our non-vested performance based restricted shares as of September 30, 2010, is presented below:

Performance Stock Awards	Shares	Weighted-Average Grant-Date Fair-Value
Non-vested at July 1, 2010	258,842	$1.15
Granted	243,840	2.90
Vested	-	-
Forfeited	(50,627)	1.12
Non-vested at September 30, 2010	452,055	$2.09

During the three months ended September 30, 2010 and 2009, we recorded $199,000 and $10,000, respectively, of share-based compensation related to issuances of stock options and restricted stock to employees, non-employee advisors, and directors.

5.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method.  We establish excess and obsolete inventory reserves based upon historical and anticipated usage.  The components of inventories are as follows (in thousands):

	September 30,	June 30,
	2010	2010
Raw materials, net	$1,741	$1,983
Work-in-process	1,402	441
Finished goods	453	1,876
	$3,596	$4,300

As of September 30, 2010 and June 30, 2010, some portion of our inventory was in excess of the current requirements based upon the planned level of sales for future years.  Accordingly, we have reduced our gross raw materials inventory by $1,426,000 at September 30, 2010 and $1,541,000 at June 30, 2010, to the estimated net realizable value.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

6.	Other Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30,	June 30,
	2010	2010
Cost of amortizable intangibles:
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Total cost of intangibles	9,600	9,600
Less accumulated amortization:
Purchased technology	(5,504)	(5,322)
Customer relationships	(859)	(815)
Total accumulated amortization	(6,363)	(6,137)

Total intangible assets, net	$3,237	$3,463

Amortization expense was $226,000 and $272,000 for the three months ended September 30, 2010 and 2009, respectively.  We recorded $182,000 and $229,000 of this amortization expense to cost of sales for the three months ended September 30, 2010 and 2009, respectively, that relates to purchased media data and advertising solutions technology.  In the three months ended September 30, 2009, all of the purchased technology amortization was recorded to product cost of sales.  However, on July 1, 2010, we began recording amortization of purchased technology on a pro-rata basis, based upon related revenue, between product and service cost of sales, as we are now selling this technology primarily in the form of software as a service, or as a managed service.  During the three months ended September 30, 2010, we recorded $20,000 of purchased technology amortization to product cost of sales and $162,000 of purchased technology amortization to service cost of sales.

7.	Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands):

	September 30,	June 30,
	2010	2010
Accounts payable, trade	$3,387	$4,383
Accrued payroll, vacation, severance and other employee expenses	2,606	4,126
Other accrued expenses	1,708	1,476
	$7,701	$9,985

8.	Comprehensive Income (Loss)

Our total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Net loss	$(1,211)	$(1,015)

Other comprehensive income (loss):
Foreign currency translation adjustment	55	164
Adjustment in pensions	-	1

Total comprehensive loss	$(1,156)	$(850)

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

9.	Concentration of Credit Risk, Segment, and Geographic Information

We operate in two segments, products and services, as disclosed within our condensed consolidated Statements of Operations.  We do not identify assets on a segment basis.  We attribute revenues to individual countries and geographic areas based upon location of our selling operating subsidiaries.  A summary of our revenues by geographic area is as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2010	2009
United States	$11,730	$10,085

Japan	2,215	869
Other Asia Pacific countries	405	923
Asia Pacific	2,620	1,792

Europe	1,196	873

Total revenue	$15,546	$12,750

In addition, the following summarizes revenues by significant customer where such revenue accounted for 10% or more of total revenues for any one of the indicated periods:

	Three Months Ended
	September 30,
	2010	2009
Customer A	13%	10%
Customer B	11%	15%
Customer C	<10%	12%

We assess credit risk through ongoing credit evaluations of customers’ financial condition, and collateral is generally not required.  At September 30, 2010, one customer accounted for $1,327,000 or 12% of trade receivables and a second customer accounted for $1,109,000 or 10% of trade receivables.  At June 30, 2010, one customer accounted for $3,408,000 or 24% of trade receivables, a second customer accounted for $2,619,000 or 18% of trade receivables and a third customer accounted for $1,958,000 or 14% of trade receivables.  No other customers accounted for 10% or more of trade receivables as of September 30, 2010 or June 30, 2010.

The following summarizes purchases from significant vendors where such purchases accounted for 10% or more of total purchases for any one of the indicated periods:

	Three Months Ended
	September 30,
	2010	2009
Vendor A	19%	27%
Vendor B	17%	12%
Vendor C	13%	<10%

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

10.	Term Loan and Revolving Credit Facility

We have a $10,000,000 credit line (the “Revolver”) with Silicon Valley Bank (the “Bank”) that matures on December 31, 2013.  Advances against the Revolver bear interest on the outstanding principal at a rate per annum equal to the greater of 4.0% or either: (1) the prime rate, or (2) the LIBOR rate plus a LIBOR rate margin of 2.75%.  We have borrowing availability of up to $10,000,000 under this Revolver as long as we maintain cash at or through the Bank of $15,000,000 or more.  At all times that we maintain cash at or through the Bank of less than $15,000,000, the amount available for advance under the Revolver is calculated from a formula that is primarily based upon a percentage of eligible accounts receivable which may result in less than, but no more than, $10,000,000 of availability.

The interest rate on the Revolver was 4.0% as of September 30, 2010. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of September 30, 2010, $10,000,000 was available to us under the Revolver.  As of September 30, 2010, $0 was drawn under the Revolver, and we did not draw against the Revolver at any time during the quarter.

Under the Credit Agreement, we are obligated to maintain a consolidated tangible net worth of at least $11,486,000 as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs, and a consolidated quick ratio of at least 1.25:1.00.  As of September 30, 2010, we were in compliance with these covenants as our adjusted quick ratio was 5.23 to 1.00 and our tangible net worth was $29,288,000.  The Credit Agreement is secured by substantially all of the assets of the Company.

11.	Retirement Plans

The following table provides a detail of the components of net periodic benefit cost of our German subsidiary’s defined benefit pension plan for the three months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended
	September 30,
	2010	2009
Service cost	$4	$4
Interest cost	53	69
Expected return on plan assets	(24)	(29)
Amortization of transition amount		1
Net periodic benefit cost	$33	$45

We contributed $11,000 and $14,000 to our German subsidiary’s defined benefit plan during the three months ended September 30, 2010 and 2009, respectively, and expect to make similar contributions during the remaining quarters of fiscal 2011.

We maintain a retirement savings plan for U.S. employees that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986.  During the first quarter of fiscal year 2010, we suspended the matching of our employee’s retirement savings plan contribution as a temporary measure to reduce costs.  Prior to this suspension, we matched 50% of up to 5% of an employee’s salary invested in our 401(k) program.  For fiscal 2010, the Board of Directors approved a one-time profit sharing 401(k) contribution of $245,000 to be distributed pro-rata based on salary to 401(k) plan participants.  The $245,000 contribution was made during the three months ended September 30, 2010.  We made no other contributions to the plan during the three months ended September 30, 2010.  During the three months ended September 30, 2009, we contributed  $68,000 to this plan.

We also maintain a defined contribution plan (“Stakeholder Plan”) for our U.K. based employees.  For our U.K. based employees who contribute 4% or more of their salary to the Stakeholder Plan, we match 100% of employee contributions, up to 7% of their salary.  During the three months ended September 30, 2010 and 2009, we contributed $34,000 and $36,000 to the Stakeholder Plan, respectively.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

12.	Commitments and Contingencies

From time to time we are involved in litigation incidental to the conduct of our business.  We believe that such pending litigation will not have a material adverse effect on our results of operations or financial condition.

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

We continue to review our potential obligations under our indemnification agreements with these customers and the indemnity obligations to these customers from other vendors that also provided systems and services to these customers.  From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from our acts or omissions, our employees, authorized agents or subcontractors.  To date, we have not encountered material costs as a result of such obligations and have not accrued any material liabilities related to such indemnifications in our financial statements under ASC 460-10-25.  The maximum potential amount of future payments that we could be required to make is unlimited.

Pursuant to the terms of the employment agreements with our executive officers, employment may be terminated by either the respective executive officer or us at any time.  In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period.  At September 30, 2010, the maximum contingent liability under these agreements is $1,946,000.  Our employment agreements with certain of our officers contain certain offset provisions, as defined in their respective agreements.

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

Our video solutions products consist of software, hardware, and services for intelligently streaming video and collecting video consumption media data for advanced interactive video services and advertising.  Our solutions and services are sold to broadband and content providers around the world.

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

Application of Critical Accounting Estimates

The SEC defines “critical accounting estimates” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  For a complete description of our critical accounting policies, please refer to the “Application of Critical Accounting Policies” in our most recent Annual Report on Form 10-K for the year ended June 30, 2010 filed with the SEC on September 1, 2010.

As described in footnote 2 of our condensed consolidated financial statements, in September 2009, the FASB issued accounting guidance pertaining to revenue arrangements with multiple deliverables, and accounting guidance on all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  We adopted these new accounting standards at the beginning of our fiscal year 2011 on July 1, 2010 and we elected to apply the guidance on a prospective basis.

We generate revenue from the sale of products and services. We commence revenue recognition when all of the following conditions are met:

1)	persuasive evidence of an arrangement exists,
2)	the system has been shipped or the services have been performed,
3)	the fee is fixed or determinable, and
4)	collectibility of the fee is probable.

Determination of criteria 3) and 4) are based on our judgments regarding the fixed nature of the fee charged for products and services delivered and the collectibility of those fees.  Should changes in conditions cause us to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Our standard multiple-element contractual arrangements with our customers generally include the delivery of systems with multiple components of hardware and software, certain professional services that typically involve installation and consulting, and ongoing software and hardware maintenance.  Product revenue is generally recognized when the product is delivered.  Professional services that are of a consultative nature may take place prior to, or after, delivery of the system, and installation services typically occur within 90 days after delivery of the system.  Professional services revenue is typically recognized as the service is performed.  Initial maintenance begins after delivery of the system and typically is provided for 90 days to two years after delivery. Maintenance revenue will be recognized ratably over the maintenance period. Our product sales are predominantly system sales whereby software and equipment function together to deliver the essential functionality of the combined product.  Upon our adoption of ASU 2009-14 on July 1, 2010, sales of these systems were determined to typically be outside of the scope of the software revenue guidance in Topic 985 (previously included in SOP 97-2) and be accounted for under ASU 2009-13.

Our sales model for media data and advertising solutions products is converting from a one-time perpetual license sale, for which maintenance was sold separately, to two types of commercial models: 1) a term license with maintenance and managed services, or 2) software as a service.  Professional services attributable to implementation of our products or managed services are essential to the customers’ use of these products and services.    We defer commencement of revenue recognition for the entire arrangement until we have delivered the essential professional services or have made a determination that the remaining professional services are no longer essential to the customer.  We recognize revenue for managed service and software as a service arrangements once we commence providing the managed or software services and recognize the managed service revenue ratably over the term of the various customer contracts.  In circumstances whereby we sell a term license and managed services, we commence revenue recognition after both the software and service are made available to the customer and recognize the revenue from the entire arrangement ratably over the longer of the term license or managed service period.

We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting.  An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control.  Our various systems have standalone value because we have either routinely sold them on a standalone basis or we believe that our customers could resell the delivered system on a standalone basis.  Professional services have standalone value because we have routinely sold them on a standalone basis and there are similar third party vendors that routinely provide similar professional services.  Our maintenance has standalone value because we have routinely sold maintenance separately.

 In October 2009, the FASB amended the accounting standards for multiple-element revenue arrangements under ASU 2009-13 to:

•	provide updated guidance on whether multiple deliverables exist, how the elements in an arrangement should be separated, and how the consideration should be allocated;

•	require an entity to allocate revenue in an arrangement using ESP of each element if a vendor does not have VSOE or TPE; and

•	eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method.

As a result of the adoption of ASU 2009-13, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. We have typically been able to establish VSOE of fair value for our maintenance and services. We determine VSOE of fair value for professional services and maintenance by examining the population of selling price for the same or similar services when sold separately, and determining that the pricing population for each VSOE classification is within a very narrow range of the median selling price.  For each element, we evaluate at least annually whether or not we have maintained VSOE of fair value based on our review of the actual selling price of each element over the previous 12 month period.

Our product deliverables are typically comprised of complete systems with numerous hardware and software components that operate together to provide essential functionality and we are typically unable to establish VSOE or TPE of fair value for our products.  Due to the custom nature of our products, we must determine ESP at the individual component level whereby our estimated selling price for the total system is determined based on the sum of the individual components.  ESP for components of our real-time products are typically based upon list price, as we usually sell our real-time product components at list price, and only infrequently sell our real-time products at a  discount off of list, of generally not more than 10%.  ESP for components of our video products are based upon our most frequent selling price (“mode”) of standalone and bundled sales, based upon a twelve month historical analysis.  If a mode selling price is not available, then ESP will be the mean selling price of all such component sales based upon a twelve month historical analysis, unless facts and circumstances indicate that another selling price, other than the mode or mean selling price, is more representative of our estimated selling price.  Our methodology for determining estimated selling price requires judgment, and any changes to pricing practices, the costs incurred to manufacture products, the nature of our relationships with our customers, and market trends could cause variability in our estimated selling prices or cause us to re-evaluate our methodology for determining estimated selling price.  We will update our analysis of mode and average selling price at least annually, unless facts and circumstances indicate that more frequent analysis is required.

Revenue for the three months ended September 30, 2010 was $15,546,000, with the adoption of ASU 2009-13 and ASU 2009-14.  This compares with revenue of $14,918,000 for the three months ended September 30, 2010, had we not adopted ASU 2009-13 and ASU 2009-14. The primary driver of the impact was the $621,000 increase in product revenue during the three months ended September 30, 2010. The increase in product revenue primarily resulted from our ability to recognize revenue from a product sale that had an undelivered element for which we are now able to establish an estimated selling price, but that would have required a full deferral of revenue under previous accounting guidance, due to our inability to establish VSOE for the undelivered element. The increase in recognizable product revenue also resulted from allocating discounts on bundled orders to both delivered elements, which typically include products, and undelivered elements, which typically include maintenance and professional services, using the relative selling price method under ASU 2009-13.  Prior to adoption of ASU 2009-13 and 2009-14 we used the residual method which required us to allocate the entire discount on bundled arrangements to the delivered elements.  As of September 30, 2010, our deferred revenue was $12,193,000, as compared to $12,793,000 had we not adopted ASU 2009-13 and 2009-14.

The Company expects that the adoption of ASU 2009-13 and ASU 2009-14 will result in an increase in total revenue for the remainder of our fiscal year 2011.  We are not able to reasonably estimate the amount of the increase in revenue, as the impact will vary based on the nature and volume of new or materially modified arrangements in any given future period.

Results of Operations

The three months ended September 30, 2010 compared to the three months ended September 30, 2009

	Three Months Ended
	September 30,
(Dollars in Thousands)	2010	2009	$ Change	% Change
Product revenues	$9,351	$6,682	$2,669	39.9%
Service revenues	6,195	6,068	127	2.1%
Total revenues	15,546	12,750	2,796	21.9%

Product cost of sales	4,253	2,890	1,363	47.2%
Service cost of sales	2,788	2,121	667	31.4%
Total cost of sales	7,041	5,011	2,030	40.5%

Product gross margin	5,098	3,792	1,306	34.4%
Service gross margin	3,407	3,947	(540)	(13.7%)
Total gross margin	8,505	7,739	766	9.9%

Operating expenses:
Sales and marketing	4,050	3,805	245	6.4%
Research and development	3,358	3,100	258	8.3%
General and administrative	2,054	1,917	137	7.1%
Total operating expenses	9,462	8,822	640	7.3%

Operating loss	(957)	(1,083)	126	(11.6%)

Interest income (expense) – net	7	(2)	9	NM(1)
Other income – net	21	100	(79)	(79.0%)

Loss before income taxes	(929)	(985)	56	(5.7%)

Provision for income taxes	282	30	252	840.0%

Net loss	$(1,211)	$(1,015)	$(196)	19.3%

(1) NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the three months ended September 30, 2010 was approximately $9.4 million, an increase of $2.7 million, or 39.9%, from $6.7 million for the three months ended September 30, 2009.  The increase in product revenue resulted from a $2.9 million, or 154.2%, increase in video product sales during the three months ended September 30, 2010, compared to the same period in the prior year.  Video product sales increased by $2.3 million in the United States, primarily due to completion of a custom product deliverable to one of our largest domestic customers during the three months ended September 30, 2010.  During the three months ended September 30, 2010, we also experienced a general increase in spending from many of our video customers relative to the same period in the prior year.  During the first quarter of our prior fiscal year, we experienced lower domestic volume of video product sales that we believe was due to the impact of the economic downturn and the pace at which our domestic broadband customers were implementing, upgrading and replacing video technology during that period.  Also, video product sales increased by $0.6 million in our Asia/Pacific markets during the three months ended September 30, 2010, compared to the same period in the prior year, due to the sale of video storage expansion systems to our largest Japanese cable customer during the three months ended September 30, 2010.  Fluctuation in video revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.

Our real-time product revenue decreased approximately $0.2 million, or approximately 5.3%, during the three months ended September 30, 2010, compared to the same period of the prior fiscal year, primarily due to lower volume of legacy system sales.

Service Revenue.  Total service revenue for the three months ended September 30, 2010 was $6.2 million, an increase of $0.1 million, or 2.1%, from $6.1 million for the three months ended September 30, 2009.  The increase in service revenue was due to a $0.3 million, or 9.7%, increase in service revenue related to our video product line.  This increase in video service revenue was primarily due to the 91.3% increase in service revenue from our media data and advertising solutions managed services.  During the latter half of our prior fiscal year, we converted our sales model for media data and advertising solutions products from a one-time perpetual license sale, for which maintenance was sold separately, to two types of commercial models: 1) a term license with maintenance and managed services, or 2) software as a service.

Service revenues related to real-time product sales decreased $0.2 million, or 8.6%, in the three months ended September 30, 2010, compared to the same period in the prior year.   We have experienced a steady decline in real-time service revenues over the past few years, as our legacy products have been removed from service and, to a lesser extent, from customers purchasing our new products that produce less service revenue.  We expect real-time service revenues to ultimately decline further, as legacy systems continue to be removed from service and are only partially offset by newer system service and price increases to maintain support of legacy systems.

Product Gross Margin.  Product gross margin was $5.1 million for the three months ended September 30, 2010, an increase of $1.3 million, or 34.4%, from $3.8 million for the three months ended September 30, 2009.  Product gross margin as a percentage of product revenue decreased to 54.5% in the three months ended September 30, 2010 from 56.7% in the three months ended September 30, 2009.  Product margins increased in terms of dollars due to higher product revenue during the three months ended September 30, 2010, compared to the same period of the prior year.  Product gross margins, as a percentage of product revenue, decreased primarily because of a lower volume of higher margin, real-time legacy system sales during the three months ended September 30, 2010, compared to the same period of the prior year.  Additionally, the custom product deliverable that we completed for one of our largest domestic video customers during the three months ended September 30, 2010 generated  product margins that were lower than we have historically earned from sale of our video products.

Service Gross Margin.  Gross margin on service revenue decreased to 55.0% of service revenue in the three months ended September 30, 2010 from 65.0% of service revenue in the three months ended September 30, 2009.  The decrease in service margins as a percentage of service revenue was primarily due to the $0.7 million increase in service costs during the three months ended September 30, 2010, compared to the same period in the prior year.  Increasing service costs resulted from increasing personnel, facilities and other resources to support our existing media data and advertising solutions managed services contracts and to establish the required support for potential new business.  Also, we recorded $0.2 million of our purchased technology amortization expense to service cost of sales during the three months ended September 30, 2010, compared to $0 in the prior year period, as our revenue associated with this technology is now being earned primarily by providing software as a managed service, rather than by software product sales in the prior year period.  We expect our quarterly service costs will increase slightly during the remainder of the year, and our service margins will improve slightly over the remainder of the year, as we expect our managed services revenue to increase with new contracts.

Sales and Marketing.  Sales and marketing expenses increased approximately $0.2 million, or 6.4% to approximately $4.1 million in the three months ended September 30, 2010 from $3.8 million in the three months ended September 30, 2009.  Sales and marketing expense increased primarily because we incurred $0.1 million in additional incentive compensation from higher sales during the three months ended September 30, 2010, compared to the same period in the prior year.  Also, we incurred $0.1 million in additional sales and marketing related salaries and benefits as part of the implementation of our strategy to sell our video solutions to the internet and mobile device markets, and because we have increased our efforts to sell through new channels.

Research and Development.  Research and development expenses increased $0.3 million, or 8.3%, to approximately $3.4 million in the three months ended September 30, 2010 from $3.1 million in the three months ended September 30, 2009.  Research and development expenses increased primarily because we incurred $0.6 million in additional salaries and benefits to develop solutions to deliver video to the internet and mobile device markets and expenses resulting from the purchase of intellectual property from Tellytopia during the three months ended September 30, 2010.  We determined that this technology had not reached technological feasibility; therefore, we expensed the full amount of the cost to research and development expenses at the time of purchase.  Partially offsetting these increases in costs, we capitalized an additional $0.3 million of development costs related to customized solutions developed for and sold to existing customers, compared to the same period in the prior year.

General and Administrative.  General and administrative expenses increased approximately $0.1 million, or 7.1%, to approximately $2.1 million in the three months ended September 30, 2010 from $1.9 million in the three months ended September 30, 2009.  General and administrative expense increased primarily because we incurred an additional $0.1 million of share based compensation and incentive compensation costs during the three months ended September 30, 2010, compared to the same period in the prior year.

Provision for Income Taxes.  We recorded income tax expense for our domestic and foreign subsidiaries of $0.3 million in the three months ended September 30, 2010 and less than $0.1 million in the three months ended September 30, 2009.  Our tax provision recorded during the three months ended September 30, 2010 was primarily attributable to the income tax provision recorded by our Japan subsidiary as a result of its pretax income reported during the period. During the same period in the prior year, our subsidiary in Japan did not generate taxable income, resulting in a lower total tax provision during the three months ended September 30, 2009.  We have net operating loss carryforwards available to offset taxable income in the United States and in many of the foreign locations in which we operate.

Net (Loss).  The net loss for the three months ended September 30, 2010 was ($1.2) million or ($0.14) per basic and diluted share, compared to a net loss for the three months ended September 30, 2009 of ($1.0) million, or ($0.12) per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, operating results and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•	the impact of the global economic conditions on our business and our customers;

•	the rate of growth or decline, if any, of video market expansions and the pace that broadband companies implement, upgrade or replace video technology;

•	our ability to leverage the potential of our media data management to serve advanced advertising and other related data initiatives;

•	the rate of growth or decline, if any, of deployment of our real-time operating systems and tools;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	our ability to manage expenses consistent with the rate of growth or decline in our markets;

•	the success of our strategy to market our solutions for the internet and mobility markets;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product sales;

•	our ability to raise additional capital, if necessary;

•	our ability to obtain additional or replacement bank financing, if necessary;

•	our ability to meet the covenants contained in our Credit Agreement;

•	timing of product shipments, which typically occur during the last month of the quarter;

•
our reliance on a small customer base (three customers accounted for 34% of our revenue for the three months ended September 30, 2010 and three customers accounted for 37% of our revenue for the three months ended September 30, 2009);

•	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles; and

•
the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital.

Uses and Sources of Cash

We used $1.5 million of cash from operating activities during the three months ended September 30, 2010 compared to using $1.0 million of cash during the three months ended September 30, 2009.  Operating cash outflow during the three months ended September 30, 2010 was primarily attributable to approximately $3.3 million lower deferred revenue.  In addition, cash decreased by approximately $2.0 million due to payment of accounts payable and accrued expenses during the period.  Partially offsetting the overall decrease in cash, cash increased by $3.5 million due to the timing of accounts receivable collection.   Prior period operating cash outflow was primarily attributable to payment of accrued compensation and inventory purchases during the period.

We invested $0.6 million in property, plant and equipment during the three months ended September 30, 2010 compared to $1.1 million during the three months ended September 30, 2009.  Capital additions during each of these periods were primarily related to development and testing equipment required to implement our strategy to develop and sell solutions to the internet and mobile device markets.  We expect capital additions to continue at a similar rate during the remainder of this fiscal year.

We have a $10.0 million credit line (the “Revolver”) with Silicon Valley Bank (the “Bank”) that matures on December 31, 2013.  Advances against the Revolver bear interest on the outstanding principal at a rate per annum equal to the greater of 4.0% or either: (1) the prime rate, or (2) the LIBOR rate plus a LIBOR rate margin of 2.75%.  We have borrowing availability of up to $10.0 million under this Revolver as long as we maintain cash at or through the Bank of $15.0 million or more.  At all times that we maintain cash at or through the Bank of less than $15.0 million, the amount available for advance under the Revolver is calculated from a  formula that is primarily based upon a percentage of eligible accounts receivable which may result in less than, but no more than $10.0 million of availability.

The interest rate on the Revolver was 4.0% as of September 30, 2010. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of September 30, 2010, $10.0 million was available to us under the Revolver.  As of September 30, 2010, $0 was drawn under the Revolver, and we did not draw against the Revolver at any time during the quarter.

Under the Credit Agreement, we are obligated to maintain a consolidated tangible net worth of at least $11,486,000 as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs, and a consolidated quick ratio of at least 1.25:1.00.  As of September 30, 2010, we were in compliance with these covenants as our adjusted quick ratio was 5.23 to 1.00 and our tangible net worth was $29,288,000.  The Credit Agreement is secured by substantially all of the assets of the Company.

At September 30, 2010 we had working capital (current assets less current liabilities) of $30.1 million, including cash and cash equivalents of approximately $29.6 million, and had no material commitments for capital expenditures. At June 30, 2010 we had working capital of $30.5 million at June 30, 2010, including cash and cash equivalents of approximately $31.4 million.  Based upon our existing cash balances, historical cash usage, available credit facility, and anticipated operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers that often require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products.  We evaluate estimated losses for such indemnifications under ASC 460-20 and ASC 460-10-25.  We consider factors such as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any material liabilities related to such indemnifications in our financial statements.  See footnote 12 to the Condensed Consolidated Financial Statements for the additional disclosures regarding indemnification.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010. There have been no material changes to our contractual obligations and commercial commitments during the three months ended September 30, 2010.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this quarterly report may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, the impact of our new video strategy on our business, anticipated managed service revenue and cost of sales from our Media Data and Advertising Solutions sales, expected level of capital additions, reduced product revenue due to the economic downturn, the expected timing of revenue recognition for Media Data and Advertising Solutions sales, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash, the impact of litigation, and our trend of declining real-time service revenue.  These statements are based on beliefs and assumptions of our management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: delays or cancellations of customer orders; changes in product demand; economic conditions; our ability to satisfy the financial covenants in the Credit Agreement; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of  competition on the pricing of video products; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new video solutions; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macro-economic environment; privacy concerns over data collection; and the availability of debt or equity financing to support our liquidity needs.

Other important risk factors are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Changes in Internal Control

There were no significant changes to our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings

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

Risk factors are discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.  There have been no material changes to our risk factors, as previously disclosed.

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

4.4	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

4.5	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

10.1	Amended and Restated Employment Agreement, dated October 1, 2010, by and between Concurrent and Dan Mondor (filed as Exhibit 10.1 to the Form 8-K filed on October 4, 2010).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in the Notes to the condensed consolidated financial statements in this report.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2010	CONCURRENT COMPUTER CORPORATION

	By:	/s/Emory O. Berry
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

4.4	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

4.5	Form of Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

10.1	Amended and Restated Employment Agreement, dated October 1, 2010, by and between Concurrent and Dan Mondor (filed as Exhibhit 10.1 to the Form 8-K filed on October 4, 2010).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in the Notes to the condensed consolidated financial statements in this report.

**	Filed herewith.