Form 10-Q
period 2010-12-31
CONCURRENT COMPUTER CORP/DE
filed 2011-02-01
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________

FORM 10-Q

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  ☐No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of January 25, 2011 was 9,247,000.

Concurrent Computer Corporation
Form 10-Q
For the Three and Six Months Ended December 31, 2010

Part I	Financial Information

Item 1.	Condensed Consolidated Financial Statements

Concurrent Computer Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

	December 31, 2010	June 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,113	$31,364
Accounts receivable, less allowance for doubtful accounts of $82 at December 31, 2010 and $84 at June 30, 2010	8,467	14,194
Inventories, net	4,250	4,300
Prepaid expenses and other current assets	1,344	1,704
Total current assets	46,174	51,562

Property, plant and equipment, net	4,863	5,050
Intangible - purchased technology, net	2,015	2,378
Intangible - customer relationships, net	998	1,085
Other long-term assets, net	1,824	2,014
Total assets	$55,874	$62,089

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,521	$9,985
Deferred revenue	5,854	11,094
Total current liabilities	16,375	21,079

Long-term liabilities:
Deferred revenue	4,257	4,349
Pension liability	1,932	1,737
Other	1,571	1,443
Total liabilities	24,135	28,608

Commitments and contingencies (Note 12)

Stockholders' equity:
Shares of common stock, par value $.01; 100,000,000 authorized; 8,458,156 and 8,394,984 issued and outstanding at December 31, 2010 and June 30, 2010, respectively	84	84
Capital in excess of par value	206,403	205,891
Accumulated deficit	(175,673)	(173,273)
Treasury stock, at cost; 37,788 at December 31, 2010 and June 30, 2010	(255)	(255)
Accumulated other comprehensive income	1,180	1,034
Total stockholders' equity	31,739	33,481

Total liabilities and stockholders' equity	$55,874	$62,089

The accompanying notes are an integral part of the condensed consolidated financial statements.

 Concurrent Computer Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenues:
Product	$11,723	$8,664	$21,074	$15,346
Service	6,129	6,338	12,324	12,406
Total revenues	17,852	15,002	33,398	27,752

Cost of sales:
Product	5,302	3,503	9,555	6,393
Service	3,066	2,201	5,854	4,322
Total cost of sales	8,368	5,704	15,409	10,715

Gross margin	9,484	9,298	17,989	17,037

Operating expenses:
Sales and marketing	4,256	3,946	8,306	7,751
Research and development	3,499	3,096	6,857	6,196
General and administrative	2,231	2,084	4,285	4,001
Total operating expenses	9,986	9,126	19,448	17,948

Operating (loss) income	(502)	172	(1,459)	(911)

Interest income	19	4	43	30
Interest expense	(20)	(28)	(38)	(56)
Other (expense) income	(45)	(43)	(23)	57

(Loss) income before income taxes	(548)	105	(1,477)	(880)

Provision for income taxes	641	16	923	46

Net (loss) income	$(1,189)	$89	$(2,400)	$(926)

Net (loss) income per share
Basic	$(0.14)	$0.01	$(0.29)	$(0.11)
Diluted	$(0.14)	$0.01	$(0.29)	$(0.11)
Weighted average shares outstanding - basic	8,409	8,325	8,388	8,305
Weighted average shares outstanding - diluted	8,409	8,419	8,388	8,305

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended
	December 31,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(2,400)	$(926)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,666	1,535
Share-based compensation	512	233
Other non-cash expenses	(8)	17
Changes in operating assets and liabilities:
Accounts receivable	5,727	4,378
Inventories	95	(1,117)
Prepaid expenses and other current assets	311	(316)
Other long-term assets	204	34
Accounts payable and accrued expenses	443	(3,527)
Deferred revenue	(5,332)	2,986
Other long-term liabilities	113	158
Total adjustments to net loss	3,731	4,381
Net cash provided by operating activities	1,331	3,455

INVESTING ACTIVITIES
Capital expenditures	(847)	(1,713)
Net cash used in investing activities	(847)	(1,713)

FINANCING ACTIVITIES	-	-

Effect of exchange rates on cash and cash equivalents	265	150

Increase in cash and cash equivalents	749	1,892
Cash and cash equivalents at beginning of period	31,364	29,110
Cash and cash equivalents at end of period	$32,113	$31,002

Cash paid during the period for:
Interest	$12	$31
Income taxes (net of refunds)	$130	$439

The accompanying notes are an integral part of the condensed consolidated financial statements

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements

1.	Overview of Business and Basis of Presentation

We provide software, hardware and professional services for the video and media data market and the high-performance, real-time market.  Our business is comprised of two segments for financial reporting purposes, products and services, which we provide for each of these markets.

Our video solutions consist of software, hardware, and services for intelligently streaming video and collecting video consumption media data for advanced interactive video services and advertising.  Our video solutions and services are deployed by broadband providers around the world for video-on-demand television.  Our media data and advertising solutions are deployed by broadband providers, primarily in North America, for collecting and delivering the media data associated with television viewing.

Our real-time products consist of Linux® and other real-time operating systems and software development tools combined, in most cases, with hardware and services sold to a wide variety of companies seeking high-performance, real-time computer solutions.    Our systems and software support applications primarily in the military, aerospace, financial and automotive markets around the world.

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

Income Taxes

As of June 30, 2010, we had U.S. federal tax net operating loss carryforwards of approximately $135.3 million for income tax purposes, of which $19.0 million expire in fiscal year 2011, and the remainder expire at various dates through 2030.  We have established a full valuation allowance for deferred tax assets attributable to these net operating loss carryforwards, as we have determined that it is more likely than not that such deferred tax assets will not be realized.  We recorded $0.6 million and $0.9 million of income tax provisions during the three and six months ended December 31, 2010, respectively, primarily due to taxable income earned by our Japan subsidiary, which does not have net operating loss carryforwards available to offset taxable income.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

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

In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”).  ASU 2009-17 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation 46(R), “Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51.”  Additionally, the provisions require ongoing assessment of whether an enterprise is the primary beneficiary of the variable interest entity.  We adopted these provisions on July 1, 2010, and this adoption did not have a material impact on our financial statements.

Not yet adopted

In April 2010, the FASB issued ASU No. 2010 – 17, “Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition” (“ASU 2010-17”).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone of revenue recognition for certain research and development transactions.  Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive.   This standard will be effective for us on a prospective basis for periods beginning after January 1, 2011.  We have evaluated the potential impact of this standard and expect it will have no significant impact on our financial position or results of operations.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

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

Our sales model for media data and advertising solutions products is converting from a one-time perpetual license sale, for which maintenance was sold separately, to two types of commercial models: 1) a term license with maintenance and managed services, or 2) software as a service.  Professional services attributable to implementation of our media data and advertising products or managed services are essential to the customers’ use of these products and services.  We defer commencement of revenue recognition for the entire arrangement until we have delivered the essential professional services or have made a determination that the remaining professional services are no longer essential to the customer.  We recognize revenue for managed service and software as a service arrangements once we commence providing the managed or software services and recognize the service revenue ratably over the term of the various customer contracts.  In circumstances whereby we sell a term license and managed services, we commence revenue recognition after both the software and service are made available to the customer and recognize the revenue from the entire arrangement ratably over the longer of the term license or managed service period.

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

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

•	eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method.

We adopted this accounting guidance on July 1, 2010, and we elected to apply the guidance on a prospective basis for applicable arrangements entered into or materially modified on or after July 1, 2010.

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

As a result of the adoption of ASU 2009-13, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. We have typically been able to establish VSOE of fair value for our maintenance and services. We determine VSOE of fair value for professional services and maintenance by examining the population of selling prices for the same or similar services when sold separately, and determining that the pricing population for each VSOE classification is within a very narrow range of the median selling price.  For each element, we evaluate at least annually whether or not we have maintained VSOE of fair value based on our review of the actual selling price of each element over the previous 12 month period.

Our product deliverables are typically complete systems comprised of numerous hardware and software components that operate together to provide essential functionality, and we are typically unable to establish VSOE or TPE of fair value for our products.  Due to the custom nature of our products, we must determine ESP at the individual component level whereby our estimated selling price for the total system is determined based on the sum of the individual components.  ESP for components of our real-time products is typically based upon list price, which is representative of our actual selling price.  ESP for components of our video products are based upon our most frequent selling price (“mode”) of standalone and bundled sales, based upon a twelve month historical analysis.  If a mode selling price is not available, then ESP will be the mean selling price of all such component sales based upon a twelve month historical analysis, unless facts and circumstances indicate that another selling price, other than the mode or mean selling price, is more representative of our estimated selling price.  We will update our analysis of mode and average selling price at least annually, unless facts and circumstances indicate that more frequent analysis is required.

Revenue for the three months ended December 31, 2010 was $17,852,000, with the adoption of ASU 2009-13 and ASU 2009-14.  This compares with revenue of $17,699,000 for the three months ended December 31, 2010, had we not adopted ASU 2009-13 and ASU 2009-14.  Revenue for the six months ended December 31, 2010 was $33,398,000, with the adoption of ASU 2009-13 and ASU 2009-14.  This compares with revenue of $32,617,000 for the six months ended December 31, 2010, had we not adopted ASU 2009-13 and ASU 2009-14. The primary driver of the impact was the $194,000 and $792,000 increases in product revenue during the three and six months ended December 31, 2010, respectively. The increase in product revenue primarily resulted from our ability to recognize revenue from product sales that had undelivered elements for which we are now able to establish an estimated selling price, but that would have required a full deferral of revenue under previous accounting guidance, due to our inability to establish VSOE for the undelivered element. The increase in recognizable product revenue also resulted from allocating discounts on bundled orders to both delivered elements, which typically include products, and undelivered elements, which typically include maintenance and professional services, using the relative selling price method under ASU 2009-13.  Prior to adoption of ASU 2009-13 and 2009-14, we used the residual method which required us to allocate the entire discount on bundled arrangements to the delivered elements.  As of December 31, 2010, our deferred revenue was $10,111,000, as compared to $10,838,000 had we not adopted ASU 2009-13 and 2009-14.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

The Company expects that the adoption of ASU 2009-13 and ASU 2009-14 will result in an increase in total revenue for our fiscal year 2011.  We are not able to reasonably estimate the amount of the increase in revenue, as the impact will vary based on the nature and volume of new or materially modified arrangements in any given future period.

Fair Value Measurements

The FASB Accounting Standards Codification (“ASC”) requires certain disclosures around fair value and establishes a fair value hierarchy for valuation inputs.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety.  These levels are:

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable;
●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

Our cash, accounts receivable and accounts payable are short term in nature and their carrying values represent fair value.  Our bank credit line, which does not have an outstanding balance at either December 31, or June 30, 2010, is based on a variable interest rate, therefore the carrying value of the debt approximates fair value, which would be based on Level 2 inputs.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

3.	Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.  Common share equivalents of 987,000 and 1,036,000 for the three months ended December 31, 2010 and 2009, respectively, were excluded from the calculation as their effect was antidilutive.  Common share equivalents of 1,001,000 and 972,000 for the six months ended December 31, 2010 and 2009, respectively, were excluded from the calculation as their effect was antidilutive.  The following table presents a reconciliation of the numerators and denominators of basic and diluted net loss per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Basic and diluted earnings per share (EPS) calculation:
Net (loss) income	$(1,189)	$89	$(2,400)	$(926)

Basic weighted average number of shares outstanding	8,409	8,325	8,388	8,305
Effect of dilutive securities:
Restricted stock	-	94	-	-
Diluted weighted average number of shares outstanding	8,409	8,419	8,388	8,305
Basic EPS	$(0.14)	$0.01	$(0.29)	$(0.11)
Diluted EPS	$(0.14)	$0.01	$(0.29)	$(0.11)

4.	Share-Based Compensation

As of December 31, 2010, we had share-based employee compensation plans which are described in Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2010.  Option awards are granted with an exercise price equal to the market price of our stock at the date of grant.  We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  As of December 31, 2010, we had 461,000 stock options outstanding and approximately 826,000 restricted shares outstanding.  No stock options were granted during the six months ended December 31, 2010.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

During the three months ended December 31, 2010, we issued 117,000 shares of restricted stock to employees and board members which will be released ratably over a four year vesting period. During the six months ended December 31, 2010, we issued 422,000 shares of restricted stock to employees and board members, of which approximately 178,000 shares will vest based solely on a service condition, and are expected to be released ratably over a four year vesting period.  A summary of the current year activity of our service condition restricted shares for the six months ended December 31, 2010, is presented below:

Restricted Stock Awards	Shares	Weighted- Average Grant-Date Fair-Value
Non-vested at July 1, 2010	278,313	$4.51
Granted	177,960	5.45
Released	(63,172)	3.98
Forfeited	(18,832)	4.09
Non-vested at December 31, 2010	374,269	$5.07

The remaining 244,000 restricted shares granted during the six months ended December 31, 2010 are performance-based restricted shares and will be released only if either company performance criteria or market condition criteria are achieved over a three year performance period.  The performance criteria are determined each year and require us to achieve certain annual revenue or operating income goals.  To the extent that these annual goals are met, a portion of the shares will vest and be released. The market condition requires our stock to reach a certain closing share price at the end of three years. Provided that the market condition is met, any remaining shares that did not vest based on the performance condition will become fully vested at the end of the three years.  A summary of the activity of our non-vested performance based restricted shares for the six months ended December 31, 2010, is presented below:

Performance Stock Awards	Shares	Weighted- Average Grant-Date Fair-Value
Non-vested at July 1, 2010	258,842	$1.15
Granted	243,840	2.90
Released	-	-
Forfeited	(50,627)	1.12
Non-vested at December 31, 2010	452,055	$2.09

During the three months ended December 31, 2010 and 2009, we recorded $313,000 and $223,000, respectively, of share-based compensation related to issuances of stock options and restricted stock to employees and board members.  During the six months ended December 31, 2010 and 2009, we recorded $512,000 and $233,000, respectively, of share-based compensation related to issuances of stock options and restricted stock to employees and board members.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

5.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method.  We establish excess and obsolete inventory reserves based upon historical and anticipated usage.  The components of inventories are as follows (in thousands):

	December 31,	June 30,
	2010	2010
Raw materials, net	$2,468	$1,983
Work-in-process	1,268	441
Finished goods	514	1,876
	$4,250	$4,300

As of December 31, 2010 and June 30, 2010, some portion of our inventory was in excess of the current requirements based upon the planned level of sales for future years.  Accordingly, we have reduced our gross raw materials inventory by $1,427,000 at December 30, 2010 and $1,541,000 at June 30, 2010, to the estimated net realizable value.

6.	Other Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,	June 30,
	2010	2010
Cost of amortizable intangibles:
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Total cost of intangibles	9,600	9,600
Less accumulated amortization:
Purchased technology	(5,685)	(5,322)
Customer relationships	(902)	(815)
Total accumulated amortization	(6,587)	(6,137)

Total intangible assets, net	$3,013	$3,463

Amortization expense was $450,000 and $512,000 for the six months ended December 31, 2010 and 2009, respectively.  We recorded $363,000 of this amortization expense to cost of sales for the six months ended December 31, 2010 and 2009, respectively, that relates to purchased media data and advertising solutions technology.  In the six months ended December 30, 2009, all of the purchased technology amortization was recorded to product cost of sales.  However, on July 1, 2010, we began recording amortization of purchased technology on a pro-rata basis between product and service cost of sales based upon related revenue, as we are now selling this technology primarily in the form of software as a service, or as a managed service.  During the six months ended December 31, 2010, we recorded $67,000 of purchased technology amortization to product cost of sales and $296,000 of purchased technology amortization to service cost of sales.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

7.	Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands):

	December 31,	June 30,
	2010	2010
Accounts payable, trade	$4,926	$4,383
Accrued payroll, vacation, severance and other employee expenses	3,665	4,126
Other accrued expenses	1,930	1,476
	$10,521	$9,985

8.	Comprehensive Income (Loss)

Our total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net (loss) income	$(1,189)	$89	$(2,400)	$(926)

Other comprehensive income (loss):
Foreign currency translation adjustment	90	(60)	146	104
Adjustment in pensions	-	1	-	2

Total comprehensive (loss) income	$(1,099)	$30	$(2,254)	$(820)

9.	Concentration of Credit Risk, Segment, and Geographic Information

We operate in two segments, products and services, as disclosed within our condensed consolidated Statements of Operations.  We do not identify assets on a segment basis.  We attribute revenues to individual countries and geographic areas based upon location of our selling operating subsidiaries.  A summary of our revenues by geographic area is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
United States	$11,604	$11,330	$23,334	$21,414

Japan	5,225	1,937	7,441	2,807
Other Asia Pacific countries	83	90	488	1,014
Asia Pacific	5,308	2,027	7,929	3,821

Europe	940	1,645	2,135	2,517

Total revenue	$17,852	$15,002	$33,398	$27,752

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

In addition, the following summarizes revenues by significant customer where such revenue accounted for 10% or more of total revenues for any one of the indicated periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Customer A	24%	<10%	17%	<10%
Customer B	13%	13%	13%	12%
Customer C	<10%	19%	<10%	16%

We assess credit risk through ongoing credit evaluations of customers’ financial condition, and collateral is generally not required.  At December 31, 2010, one customer accounted for $1,612,000 or 19% of trade receivables and a second customer accounted for $1,026,000 or 12% of trade receivables.  At June 30, 2010, one customer accounted for $3,408,000 or 24% of trade receivables, a second customer accounted for $2,619,000 or 18% of trade receivables and a third customer accounted for $1,958,000 or 14% of trade receivables.  No other customers accounted for 10% or more of trade receivables as of December 31, 2010 or June 30, 2010.

The following summarizes purchases from significant vendors where such purchases accounted for 10% or more of total purchases for any one of the indicated periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Vendor A	25%	11%	22%	20%
Vendor B	21%	15%	20%	13%
Vendor C	<10%	10%	<10%	<10%

10.	Revolving Credit Facility

We have a $10,000,000 credit line (the “Revolver”) with Silicon Valley Bank (the “Bank”) that matures on December 31, 2013.  Advances against the Revolver bear interest on the outstanding principal at a rate per annum equal to the greater of 4.0% or either: (1) the prime rate, or (2) the LIBOR rate plus a LIBOR rate margin of 2.75%.  We have borrowing availability of up to $10,000,000 under this Revolver as long as we maintain cash at or through the Bank of $15,000,000 or more.  At all times that we maintain cash at or through the Bank of less than $15,000,000, the amount available for advance under the Revolver is calculated from a formula that is primarily based upon a percentage of eligible accounts receivable, which may result in less than, but no more than, $10,000,000 of availability.

The interest rate on the Revolver was 4.0% as of December 31, 2010. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of December 31, 2010, $10,000,000 was available to us under the Revolver.  As of December 31, 2010, $0 was drawn under the Revolver, and we did not draw against the Revolver at any time during the quarter.

Under the Revolver, we are obligated to maintain a consolidated tangible net worth of at least $11,486,000 as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs, and a consolidated quick ratio of at least 1.25 to1.00.  As of December 31, 2010, we were in compliance with these covenants as our adjusted quick ratio was 3.86 to 1.00 and our tangible net worth was $28,726,000.  The Revolver is secured by substantially all of the assets of the company.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

11.	Retirement Plans

The following table provides a detail of the components of net periodic benefit cost of our German subsidiary’s defined benefit pension plan for the three and six months ended December 31, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Service cost	$4	$4	$7	$9
Interest cost	56	71	109	139
Expected return on plan assets	(25)	(29)	(49)	(58)
Amortization of net (gain) loss	(1)	-	(1)	(1)
Amortization of transition amount	-	1	-	3
Net periodic benefit cost	$34	$47	$66	$92

We contributed $10,000 and $21,000 to our German subsidiary’s defined benefit plan during the three and six months ended December 31, 2010, respectively, and expect to make similar contributions during the remaining quarters of fiscal 2011.  We contributed $14,000 and $28,000 to our German subsidiary’s defined benefit plan during the three and six months ended December 31, 2009, respectively.

We maintain a retirement savings plan for U.S. employees that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986.  During the first quarter of fiscal year 2010, we suspended the matching of our employee’s retirement savings plan contribution as a temporary measure to reduce costs.  Prior to this suspension, we matched 50% of up to 5% of an employee’s salary invested in our 401(k) program.  For fiscal 2010, the Board of Directors approved a one-time profit sharing 401(k) contribution of $245,000 to be distributed pro-rata based on salary to 401(k) plan participants.  The $245,000 contribution was accrued in our prior fiscal year and paid during the six months ended December 31, 2010.  We made no other contributions to the plan during the three and six months ended December 31, 2010.  During the three and six months ended December 31, 2009, we contributed $0 and $68,000 to this plan, respectively.

We also maintain a defined contribution plan (“Stakeholder Plan”) for our U.K. based employees.  For our U.K. based employees who contribute 4% or more of their salary to the Stakeholder Plan, we match 100% of employee contributions, up to 7% of their salary.  During the three months ended December 31, 2010 and 2009, we contributed $35,000 and $36,000 to the Stakeholder Plan, respectively.  During the six months ended December 31, 2010 and 2009, we contributed $71,000 and $74,000 to the Stakeholder Plan, respectively.

12.	Commitments and Contingencies

From time to time, we are involved in litigation incidental to the conduct of our business.  We believe that such pending litigation will not have a material adverse effect on our results of operations or financial condition.

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

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

Asserting Party	Jurisdiction	Patents at Issue
Acacia Media Technologies, Corp.	U.S. District Court	U.S. Patent Nos. 5,132,992; 5,253,275;
	Northern District of California	5,550,863, 6,002,720 and 6,144,702

Vtran Media Technologies, LLC	U.S. District Court	U.S. Patent Nos. 4,890,320 and 4,995,078
Eastern District of Texas

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

Pursuant to the terms of the employment agreements with our executive officers, employment may be terminated by either the respective executive officer or us at any time.  In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  In the event our CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two.  Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period.  At December 31, 2010, the maximum contingent liability under these agreements is $2,316,000.  Our employment agreements with certain of our officers contain certain offset provisions, as defined in their respective agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto which appear elsewhere herein.  Except for the historical financial information, many of the matters discussed in this Item 2 may be considered “forward-looking” statements that reflect our plans, estimates and beliefs.  Actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Cautionary Note Regarding Forward-Looking Statements,” elsewhere herein and in other filings made with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended June 30, 2010.  References herein to “Concurrent”, the “Company”, “we”, “our” or “us” refer to Concurrent Computer Corporation and its subsidiaries.

Overview

We provide software, hardware and professional services for the video and media data market and the high-performance, real-time market.  Our business is comprised of two segments for financial reporting purposes, products and services, which we provide for each of these markets.

Our video solutions products consist of software, hardware, and services for intelligently streaming video and collecting video consumption media data for advanced interactive video services and advertising.  Our solutions and services are deployed by broadband providers around the world for video-on-demand television.  Our media data and advertising solutions are deployed by broadband providers, primarily in North America, for collecting and delivering the media data associated with television viewing.

Our real-time products consist of Linux® and other real-time operating systems and software development tools combined, in most cases, with hardware and services sold to a wide variety of companies seeking high-performance, real-time computer solutions.  Our systems and software support applications primarily in the military, aerospace, financial and automotive markets around the world.

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

As described in footnotes 1 and 2 of our condensed consolidated financial statements, in September 2009, the FASB issued accounting guidance pertaining to revenue arrangements with multiple deliverables, and accounting guidance on all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  We adopted these new accounting standards at the beginning of our fiscal year 2011 on July 1, 2010, and we elected to apply the guidance on a prospective basis.

We generate revenue from the sale of products and services. We commence revenue recognition when all of the following conditions are met:

1)	persuasive evidence of an arrangement exists,
2)	the system has been shipped or the services have been performed,
3)	the fee is fixed or determinable, and
4)	collectibility of the fee is probable.

Determination of criteria 3 and 4 above are based on our judgments regarding the fixed nature of the fee charged for products and services delivered and the collectibility of those fees.  Should changes in conditions cause us to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Our sales model for media data and advertising solutions products is converting from a one-time perpetual license sale, for which maintenance was sold separately, to two types of commercial models: 1) a term license with maintenance and managed services, or 2) software as a service.  Professional services attributable to implementation of our products or managed services are essential to the customers’ use of these products and services.    We defer commencement of revenue recognition for the entire arrangement until we have delivered the essential professional services or have made a determination that the remaining professional services are no longer essential to the customer.  We recognize revenue for managed service and software as a service arrangements once we commence providing the managed or software services and recognize the service revenue ratably over the term of the various customer contracts.  In circumstances whereby we sell a term license and managed services, we commence revenue recognition after both the software and service are made available to the customer and recognize the revenue from the entire arrangement ratably over the longer of the term license or managed service period.

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

Our product deliverables are typically comprised of complete systems with numerous hardware and software components that operate together to provide essential functionality, and we are typically unable to establish VSOE or TPE of fair value for our products.  Due to the custom nature of our products, we must determine ESP at the individual component level whereby our estimated selling price for the total system is determined based on the sum of the individual components.  ESP for components of our real-time products is typically based upon list price, which is representative of our actual selling price.  ESP for components of our video products are based upon our most frequent selling price (“mode”) of standalone and bundled sales, based upon a twelve month historical analysis.  If a mode selling price is not available, then ESP will be the mean selling price of all such component sales based upon a twelve month historical analysis, unless facts and circumstances indicate that another selling price, other than the mode or mean selling price, is more representative of our estimated selling price.  Our methodology for determining estimated selling price requires judgment, and any changes to pricing practices, the costs incurred to manufacture products, the nature of our relationships with our customers, and market trends could cause variability in our estimated selling prices or cause us to re-evaluate our methodology for determining estimated selling price.  We will update our analysis of mode and average selling price at least annually, unless facts and circumstances indicate that more frequent analysis is required.

Revenue for the three and six months ended December 31, 2010 was $17,852,000 and $33,398,000, respectively, with the adoption of ASU 2009-13 and ASU 2009-14.  This compares with revenue of $17,699,000 and $32,617,000 for the three and six months ended December 31, 2010, respectively, had we not adopted ASU 2009-13 and ASU 2009-14. The primary driver of the impact was the $194,000 and $792,000 increases in product revenue during the three and six months ended December 31, 2010, respectively. The increases in product revenue primarily resulted from our ability to recognize revenue from product sales that had undelivered elements for which we are now able to establish an estimated selling price, but that would have required a full deferral of revenue under previous accounting guidance, due to our inability to establish VSOE for the undelivered element. The increases in recognizable product revenue also resulted from allocating discounts on bundled orders to both delivered elements, which typically include products, and undelivered elements, which typically include maintenance and professional services, using the relative selling price method under ASU 2009-13.  Prior to adoption of ASU 2009-13 and 2009-14, we used the residual method which required us to allocate the entire discount on bundled arrangements to the delivered elements.  As of December 31, 2010, our deferred revenue was $10,111,000, as compared to $10,838,000 had we not adopted ASU 2009-13 and 2009-14.

The Company expects that the adoption of ASU 2009-13 and ASU 2009-14 will result in an increase in total revenue for the remainder of our fiscal year 2011.  We are not able to reasonably estimate the amount of the increase in revenue, as the impact will vary based on the nature and volume of new or materially modified arrangements in any given future period.

Results of Operations

The three months ended December 31, 2010 compared to the three months ended December 31, 2009

	Three Months Ended
	December 31,
(Dollars in Thousands)	2010	2009	$ Change	% Change
Product revenues	$11,723	$8,664	$3,059	35.3%
Service revenues	6,129	6,338	(209)	(3.3%)
Total revenues	17,852	15,002	2,850	19.0%

Product cost of sales	5,302	3,503	1,799	51.4%
Service cost of sales	3,066	2,201	865	39.3%
Total cost of sales	8,368	5,704	2,664	46.7%

Product gross margin	6,421	5,161	1,260	24.4%
Service gross margin	3,063	4,137	(1,074)	(26.0%)
Total gross margin	9,484	9,298	186	2.0%

Operating expenses:
Sales and marketing	4,256	3,946	310	7.9%
Research and development	3,499	3,096	403	13.0%
General and administrative	2,231	2,084	147	7.1%
Total operating expenses	9,986	9,126	860	9.4%

Operating (loss) income	(502)	172	(674)	NM (1)

Interest expense - net	(1)	(24)	23	(95.8%)
Other expense - net	(45)	(43)	(2)	4.7%

(Loss) income before income taxes	(548)	105	(653)	NM (1)

Provision for income taxes	641	16	625	NM (1)

Net (loss) income	$(1,189)	$89	$(1,278)	NM (1)

(1) NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the three months ended December 31, 2010 was approximately $11.7 million, an increase of approximately $3.0 million, or 35.3%, from $8.7 million for the three months ended December 31, 2009.  The increase in product revenue resulted from a $3.3 million, or 74.9%, increase in video product sales during the three months ended December 31, 2010, compared to the same period in the prior year.  Video product sales increased by $3.2 million in Japan, primarily due to completion and delivery of a custom product solution to our largest Japanese cable customer during the three months ended December 31, 2010.  Also, video product sales increased by $0.2 million in our United States market during the three months ended December 31, 2010, compared to the same period in the prior year, due to a general increase in volume of purchases from many of our customers, compared to the same period in the prior year.  Fluctuation in video revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.

Our real-time product revenue decreased $0.3 million, or approximately 7.4%, during the three months ended December 31, 2010, compared to the same period of the prior fiscal year, primarily due to lower volume of real-time system sales in our European and Asia/Pacific markets.

Service Revenue.  Total service revenue for the three months ended December 31, 2010 was $6.1 million, a decrease of $0.2 million, or 3.3%, from $6.3 million for the three months ended December 31, 2009.  The decrease in service revenue was due to a $0.3 million, or 6.4%, decrease in service revenue related to our video product line.  Lower video system installation revenue accounted for $0.3 million of this decrease and resulted from the decrease in volume of system installations in the three months ended December 31, 2010, relative to the same period in the prior year.  Additionally, video system maintenance and other consulting services decreased by $0.4 million, during the three months ended December 31, 2010, compared to the same period in the prior fiscal year.  These decreases in video service revenue were partially offset by an increase in service revenue from our media data and advertising solutions managed services.  During the latter half of our prior fiscal year, we converted our sales model for media data and advertising solutions products from a one-time perpetual license sale, for which maintenance was sold separately, to two types of commercial models: 1) a term license with maintenance and managed services, or 2) software as a service.  This change in business model will result in a greater portion of our media data and advertising solutions revenue being recognized as service revenue.

Product Gross Margin.  Product gross margin was $6.4 million for the three months ended December 31, 2010, an increase of $1.3 million, or 24.4%, from $5.2 million for the three months ended December 31, 2009.  Product gross margin as a percentage of product revenue decreased to 54.8% in the three months ended December 31, 2010 from 59.6% in the three months ended December 31, 2009.  Product margins increased in terms of dollars due to higher product revenue during the three months ended December 31, 2010, compared to the same period of the prior year.  Product gross margins, as a percentage of product revenue, decreased primarily because lower margin revenue from a customized video product solution for a Japanese customer accounted for a greater portion of total product revenue during the three months ended December 31, 2010, whereas in the prior year period, higher margin video software sales accounted for a greater portion of total product revenue.

Service Gross Margin.  Gross margin on service revenue decreased to 50.0% of service revenue in the three months ended December 31, 2010 from 65.3% of service revenue in the three months ended December 31, 2009.  The decrease in service margins as a percentage of service revenue was primarily due to the $0.9 million increase in service costs during the three months ended December 31, 2010, compared to the same period in the prior year.  Increasing service costs resulted from increasing personnel, facilities and other resources to support our existing media data and advertising solutions managed services contracts and to establish the required support for potential new business.  Also, we recorded $0.1 million of our purchased technology amortization expense to service cost of sales during the three months ended December 31, 2010, compared to $0 in the prior year period, as our revenue associated with this technology is now being earned primarily by providing software as a managed service, rather than by software product sales as in the prior year period.

Sales and Marketing.  Sales and marketing expenses increased approximately $0.3 million, or 7.9% to approximately $4.3 million in the three months ended December 31, 2010 from $3.9 million in the three months ended December 31, 2009.  Sales and marketing expense increased primarily because we incurred $0.3 million of additional salaries and benefits as part of the implementation of our strategy to sell our video solutions to the internet and mobile device markets, and because we have increased our efforts to sell through new channels.  Also, we incurred $0.1 million of additional incentive compensation from higher revenue during the three months ended December 31, 2010, compared to the same period in the prior year.

Research and Development.  Research and development expenses increased $0.4 million, or 13%, to approximately $3.5 million in the three months ended December 31, 2010 from $3.1 million in the three months ended December 31, 2009.  Research and development expenses increased primarily because we incurred $0.5 million of additional salaries and benefits to develop solutions to deliver video to the internet and mobile device markets.  Also, we incurred $0.1 million of additional incentive compensation from higher revenue and share-based compensation grants during the three months ended December 31, 2010, compared to the same period in the prior year.  Partially offsetting these increases in costs, we capitalized an additional $0.2 million of costs related to customized solutions developed for and sold to certain customers, compared to the same period in the prior year.

General and Administrative.  General and administrative expenses increased approximately $0.1 million, or 7.1%, to approximately $2.2 million in the three months ended December 31, 2010 from $2.1 million in the three months ended December 31, 2009.  General and administrative expense increased primarily because we incurred an additional $0.2 million of incentive compensation from higher revenue and share-based compensation grants during the three months ended December 31, 2010, compared to the same period in the prior year.

Provision for Income Taxes.  We recorded income tax expense for our domestic and foreign subsidiaries of $0.6 million in the three months ended December 31, 2010 and less than $0.1 million in the three months ended December 31, 2009.  Our tax provision recorded during the three months ended December 31, 2010 was primarily attributable to the income tax provision recorded by our Japan subsidiary as a result of its pretax income recorded during the period. During the same period in the prior year, our subsidiary in Japan did not generate taxable income, resulting in a lower total tax provision during the three months ended December 31, 2009.  We have net operating loss carryforwards available to offset taxable income in the United States and in many of the foreign locations in which we operate, but do not have net operating loss carryforwards available to offset taxable income in Japan.  We have established a full valuation allowance for deferred tax assets attributable to our net operating loss carryforwards, as we have determined that it is more likely than not that such deferred tax assets will not be realized.

Net (Loss).  The net loss for the three months ended December 31, 2010 was ($1.2) million or ($0.14) per basic and diluted share, compared to net income for the three months ended December 31, 2009 of $0.1 million, or $0.01 per basic and diluted share.

The six months ended December 31, 2010 compared to the six months ended December 31, 2009

	Six Months Ended
	December 31,
(Dollars in Thousands)	2010	2009	$ Change	% Change
Product revenues	$21,074	$15,346	$5,728	37.3%
Service revenues	12,324	12,406	(82)	(0.7%)
Total revenues	33,398	27,752	5,646	20.3%

Product cost of sales	9,555	6,393	3,162	49.5%
Service cost of sales	5,854	4,322	1,532	35.4%
Total cost of sales	15,409	10,715	4,694	43.8%

Product gross margin	11,519	8,953	2,566	28.7%
Service gross margin	6,470	8,084	(1,614)	(20.0%)
Total gross margin	17,989	17,037	952	5.6%

Operating expenses:
Sales and marketing	8,306	7,751	555	7.2%
Research and development	6,857	6,196	661	10.7%
General and administrative	4,285	4,001	284	7.1%
Total operating expenses	19,448	17,948	1,500	8.4%

Operating loss	(1,459)	(911)	(548)	60.2%

Interest income (expense) - net	5	(26)	31	NM (1)
Other (expense) income - net	(23)	57	(80)	NM (1)

Loss before income taxes	(1,477)	(880)	(597)	67.8	% (1)

Provision for income taxes	923	46	877	NM (1)

Net loss	$(2,400)	$(926)	$(1,474)	NM (1)

(1) NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the six months ended December 31, 2010 was approximately $21.1 million, an increase of $5.7 million, or 37.3%, from approximately $15.3 million for the six months ended December 31, 2009.  The increase in product revenue resulted from a $6.3 million, or 98.5%, increase in video product sales during the six months ended December 31, 2010, compared to the same period in the prior year.  Video product sales increased in the Asia/Pacific market by $3.8 million, primarily due to completion and delivery of a custom product solution to our largest Japanese cable customer and also an increase in volume of video storage expansion system sales to that same customer during the six months ended December 31, 2010.  Also, video product sales increased by $2.5 million in our United States market during the six months ended December 31, 2010, compared to the same period in the prior year due to completion and delivery of a custom product solution to one of our largest domestic customers during the three months ended September 30, 2010, and due to the $0.8 million increase in revenue attributable to the adoption of ASU 2009-13 and ASU 2009-14 in the current fiscal year.  Additionally, we experienced a general increase in spending from many of our video solutions customers relative to the same period in the prior year.  During the first half of our prior fiscal year, we experienced lower domestic volume of video product sales that we believe was due to the impact of the economic downturn on the pace at which our domestic broadband customers were implementing, upgrading and replacing video technology during that period.  Fluctuation in video solutions revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.

Our real-time product revenue decreased approximately $0.6 million, or approximately 6.3%, during the six months ended December 31, 2010, compared to the same period of the prior fiscal year, primarily due to lower volume of real-time system sales in our European and Asia/Pacific markets.

Service Revenue.  Total service revenue for the six months ended December 31, 2010 was $12.3 million, a decrease of $0.1 million, or 0.7%, from $12.4 million for the six months ended December 31, 2009.  The decrease in service revenue was due to a $0.2 million, or 3.5%, decrease in service revenue related to our real-time product line. We have experienced a steady decline in real-time service revenues over the past few years, as our legacy products have been removed from service and, to a lesser extent, from customers purchasing our new products that produce less service revenue.  We expect real-time service revenues to ultimately decline further, as legacy systems continue to be removed from service and are only partially offset by newer system service and price increases to maintain support of legacy systems.

Product Gross Margin.  Product gross margin was $11.5 million for the six months ended December 31, 2010, an increase of approximately $2.5 million, or 28.7%, from $9.0 million for the six months ended December 31, 2009.  Product gross margin as a percentage of product revenue decreased to 54.7% in the six months ended December 31, 2010 from 58.3% in the six months ended December 31, 2009.  Product margins increased in terms of dollars due to higher product revenue during the six months ended December 31, 2010, compared to the same period of the prior year.  Product gross margins, as a percentage of product revenue, decreased primarily because of a lower volume of: (1) higher margin, real-time legacy system sales, and (2) higher margin video software sales during the six months ended December 31, 2010, compared to the same period of the prior year.  Additionally, the two custom video product solutions that we completed, one for one of our largest domestic video solutions customers and a second for our largest Japanese cable video customer during the six months ended December 31, 2010, generated product margins that were lower than our historical levels.

Service Gross Margin.  Gross margin on service revenue decreased to 52.5% of service revenue in the six months ended December 31, 2010 from 65.2% of service revenue in the six months ended December 31, 2009.  The decrease in service margins as a percentage of service revenue was primarily due to the $1.5 million increase in service costs during the six months ended December 31, 2010, compared to the same period in the prior year.  Increasing service costs resulted from increasing personnel, facilities and other resources to support our existing media data and advertising solutions managed services contracts and to establish the required support for potential new business.  Also, we recorded $0.3 million of our purchased technology amortization expense to service cost of sales during the six months ended December 31, 2010, compared to $0 in the prior year period, as our revenue associated with this technology is now being earned primarily by providing software as a managed service, rather than by software product sales in the prior year period.

Sales and Marketing.  Sales and marketing expenses increased approximately $0.6 million, or 7.2% to $8.3 million in the six months ended December 31, 2010 from approximately $7.8 million in the six months ended December 31, 2009.  Sales and marketing expense increased primarily because we incurred $0.4 million of additional salaries and benefits as part of the implementation of our strategy to sell our video solutions to the internet and mobile device markets, and because we have increased our efforts to sell through new channels.  Also, we incurred $0.2 million of additional incentive compensation from higher revenue during the six months ended December 31, 2010, compared to the same period in the prior year.

Research and Development.  Research and development expenses increased $0.7 million, or 10.7%, to approximately $6.9 million in the six months ended December 31, 2010 from $6.2 million in the six months ended December 31, 2009.  Research and development expenses increased primarily because we incurred $1.0 million of additional salaries and benefits to develop solutions to deliver video to the internet and mobile device markets and expenses resulting from the purchase of intellectual property from Tellytopia during the six months ended December 31, 2010.  We determined that the purchased technology had not reached technological feasibility; therefore, we expensed the full amount of the cost to research and development expenses at the time of purchase.  In addition, we incurred $0.1 million of additional depreciation costs during the six months ended December 31, 2010, compared to the same period in the prior year.  Partially offsetting these increases in costs, we capitalized an additional $0.5 million of  costs related to customized solutions developed for and sold to existing customers, compared to the same period in the prior year.

General and Administrative.  General and administrative expenses increased approximately $0.3 million, or 7.1%, to approximately $4.3 million in the six months ended December 31, 2010 from $4.0 million in the six months ended December 31, 2009.  General and administrative expense increased primarily because we incurred an additional $0.3 million of share based compensation and incentive compensation costs during the six months ended December 31, 2010, compared to the same period in the prior year.

Provision for Income Taxes.  We recorded income tax expense for our domestic and foreign subsidiaries of $0.9 million in the six months ended December 31, 2010 and less than $0.1 million in the six months ended December 31, 2009.  Our tax provision recorded during the six months ended December 31, 2010 was primarily attributable to the income tax provision recorded by our Japan subsidiary as a result of its pretax income recorded during the period. During the same period in the prior year, our subsidiary in Japan did not generate taxable income, resulting in a lower total tax provision during the six months ended December 31, 2009.  We have net operating loss carryforwards available to offset taxable income in the United States and in many of the foreign locations in which we operate, but do not have net operating loss carryforwards available to offset taxable income in Japan.  We have established a full valuation allowance for deferred tax assets attributable to our net operating loss carryforwards, as we have determined that it is more likely than not that such deferred tax assets will not be realized.

Net (Loss).  The net loss for the six months ended December 31, 2010 was ($2.4) million or ($0.29) per basic and diluted share, compared to a net loss for the six months ended December 31, 2009 of ($0.9) million, or ($0.11) per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, operating results and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•	the impact of the global economic conditions on our business and our customers;

•	the rate of growth or decline, if any, of video solutions market expansions and the pace that broadband companies implement, upgrade or replace video solutions technology;

•	our ability to leverage the potential of our media data management to serve advanced advertising and other related data initiatives;

•	the rate of growth or decline, if any, of deployment of our real-time operating systems and tools;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	our ability to manage expenses consistent with the rate of growth or decline in our markets;

•	the success of our strategy to market our solutions for the internet and mobility markets;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product sales;

•	our ability to raise additional capital, if necessary;

•	our ability to obtain additional or replacement bank financing, if necessary;

•	our ability to meet the covenants contained in our Revolver;

•	timing of product shipments, which typically occur during the last month of the quarter;

•
our reliance on a small customer base (three customers accounted for 40% of our revenue for the six months ended December 31, 2010 and three customers accounted for 37% of our revenue for the six months ended December 31, 2009);

•	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles; and

•
the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital.

Uses and Sources of Cash

We generated $1.3 million of cash from operating activities during the six months ended December 31, 2010 compared to generating $3.5 million of cash during the six months ended December 31, 2009.  Operating cash inflow during the six months ended December 31, 2010 was primarily attributable to the timing of accounts receivable collection.   Prior period operating cash inflow was primarily attributable to collection of prior year receivables and prepayments from two of our video solutions customers for multi-year maintenance and service contracts.

We invested $0.8 million in property, plant and equipment during the six months ended December 31, 2010 compared to $1.7 million during the six months ended December 31, 2009.  Capital additions during each of these periods were primarily related to development and testing equipment required to implement our strategy to develop and sell solutions to the internet and mobile device markets and demonstration systems used by our sales and marketing group.  We expect capital additions to continue at a similar rate during the remainder of this fiscal year.

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

The interest rate on the Revolver was 4.0% as of December 31, 2010. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of December 31, 2010, $10.0 million was available to us under the Revolver.  As of December 31, 2010, $0 was drawn under the Revolver, and we did not draw against the Revolver at any time during the six months ended December 31, 2010.

Under the Revolver, we are obligated to maintain a consolidated tangible net worth of at least $11,486,000 as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs, and a consolidated quick ratio of at least 1.25 to 1.00.  As of December 31, 2010, we were in compliance with these covenants as our adjusted quick ratio was 3.86 to 1.00 and our tangible net worth was $28,726,000.  The Revolver is secured by substantially all of the assets of Concurrent.

At December 31, 2010, we had working capital (current assets less current liabilities) of $29.8 million, including cash and cash equivalents of approximately $32.1 million, and had no material commitments for capital expenditures.  At June 30, 2010, we had working capital of $30.5 million, including cash and cash equivalents of approximately $31.4 million.  Based upon our existing cash balances, historical cash usage, available credit facility, and anticipated operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010. There have been no material changes to our contractual obligations and commercial commitments during the six months ended December 31, 2010.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this quarterly report may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, the impact of our new video solutions strategy on our business, anticipated managed service revenue and cost of sales from our Media Data and Advertising Solutions sales, expected level of capital additions, reduced product revenue due to the economic downturn, the expected timing of revenue recognition for Media Data and Advertising Solutions sales, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash, our expected quarterly service costs and service margins, the impact of litigation, and our trend of declining real-time service revenue.  These statements are based on beliefs and assumptions of our management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: delays or cancellations of customer orders; changes in product demand; economic conditions; our ability to satisfy the financial covenants in the Revolver; various inventory risks due to changes in market conditions; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of  competition on the pricing of video solutions products; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new video solutions; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macro-economic environment; privacy concerns over data collection; and the availability of debt or equity financing to support our liquidity needs.

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

Changes in Internal Controls

There were no significant changes to our internal controls over financial reporting during the six months ended December 31, 2010 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings

We are not presently involved in any material litigation.  However, we are, from time to time, party to various routine legal proceedings arising out of our business. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty.  Nevertheless, we believe that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and operating results.  See footnote 12 to our Condensed Consolidated Financial Statements for additional information about legal proceedings.

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

Date: February 1, 2011		CONCURRENT COMPUTER CORPORATION

	By:	/s/ Emory O. Berry
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