Form 10-Q
period 2011-03-31
CONCURRENT COMPUTER CORP/DE
filed 2011-05-04
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

--------------

FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011
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

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of April 26, 2011 was 9,229,000.

Concurrent Computer Corporation
Form 10-Q
For the Three and Nine Months Ended March 31, 2011

Part I	Financial Information

Item 1.	Condensed Consolidated Financial Statements

Concurrent Computer Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

	March 31,	June 30,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,928	$31,364
Short-term investments	3,414	-
Accounts receivable, less allowance for doubtful accounts of $82 at March 31, 2011 and $84 at June 30, 2010	15,591	14,194
Inventories, net	3,622	4,300
Prepaid expenses and other current assets	1,394	1,704
Total current assets	49,949	51,562

Property, plant and equipment, net	4,649	5,050
Intangible - purchased technology, net	1,834	2,378
Intangible - customer relationships, net	955	1,085
Other long-term assets, net	1,765	2,014
Total assets	$59,152	$62,089

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,930	$9,985
Deferred revenue	9,074	11,094
Total current liabilities	19,004	21,079

Long-term liabilities:
Deferred revenue	4,068	4,349
Pension liability	2,083	1,737
Other	1,586	1,443
Total liabilities	26,741	28,608

Commitments and contingencies (Note 12)

Stockholders' equity:
Shares of common stock, par value $.01; 100,000,000 authorized; 8,462,268 and 8,394,984 issued and outstanding at March 31, 2011 and June 30, 2010, respectively	85	84
Capital in excess of par value	206,779	205,891
Accumulated deficit	(175,175)	(173,273)
Treasury stock, at cost; 37,788 at March 31, 2011 and June 30, 2010	(255)	(255)
Accumulated other comprehensive income	977	1,034
Total stockholders' equity	32,411	33,481

Total liabilities and stockholders' equity	$59,152	$62,089

The accompanying notes are an integral part of the condensed consolidated financial statements.

 Concurrent Computer Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues:
Product	$11,787	$9,241	$32,861	$24,587
Service	6,522	5,337	18,846	17,743
Total revenues	18,309	14,578	51,707	42,330

Cost of sales:
Product	4,330	4,211	13,885	10,604
Service	3,027	2,272	8,881	6,594
Total cost of sales	7,357	6,483	22,766	17,198

Gross margin	10,952	8,095	28,941	25,132

Operating expenses:
Sales and marketing	4,410	3,786	12,716	11,537
Research and development	3,819	3,267	10,676	9,463
General and administrative	2,165	1,993	6,450	5,994
Total operating expenses	10,394	9,046	29,842	26,994

Operating income (loss)	558	(951)	(901)	(1,862)

Interest income	35	6	79	36
Interest expense	(17)	(28)	(55)	(85)
Other income (expense), net	61	(111)	37	(53)

Income (loss) before income taxes	637	(1,084)	(840)	(1,964)

Provision (benefit) for income taxes	139	(110)	1,062	(64)

Net income (loss)	$498	$(974)	$(1,902)	$(1,900)

Net income (loss) per share
Basic	$0.06	$(0.12)	$(0.23)	$(0.23)
Diluted	$0.06	$(0.12)	$(0.23)	$(0.23)
Weighted average shares outstanding - basic	8,423	8,344	8,400	8,318
Weighted average shares outstanding - diluted	8,603	8,344	8,400	8,318

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended
	March 31,
	2011	2010

OPERATING ACTIVITIES
Net loss	$(1,902)	$(1,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,500	2,287
Share-based compensation	889	466
Other non-cash expenses	(151)	103
Changes in operating assets and liabilities:
Accounts receivable	(1,397)	(1,843)
Inventories	763	(1,679)
Prepaid expenses and other current assets	255	(648)
Other long-term assets	259	(35)
Accounts payable and accrued expenses	(187)	(1,708)
Deferred revenue	(2,301)	7,173
Other long-term liabilities	147	180
Total adjustments to net loss	777	4,296
Net cash (used in) provided by operating activities	(1,125)	2,396

INVESTING ACTIVITIES
Capital expenditures	(1,208)	(2,431)
Purchases of short-term investments	(3,414)	-
Net cash used in investing activities	(4,622)	(2,431)

FINANCING ACTIVITIES
Purchase of treasury stock	-	-
Net cash used in financing activities	-	-

Effect of exchange rates on cash and cash equivalents	311	(81)

Decrease in cash and cash equivalents	(5,436)	(116)
Cash and cash equivalents at beginning of period	31,364	29,110
Cash and cash equivalents at end of period	$25,928	$28,994

Cash paid during the period for:
Interest	$21	$48
Income taxes (net of refunds)	$309	$754

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

Income Taxes

As of June 30, 2010, we had U.S. federal tax net operating loss carryforwards of approximately $135,300,000 for income tax purposes, of which $19,000,000 expire in fiscal year 2011, and the remainder expire at various dates through 2030.  We have established a full valuation allowance for deferred tax assets attributable to these net operating loss carryforwards, as we have determined that it is more likely than not that such deferred tax assets will not be realized.  We recorded $139,000 and $1,062,000 of income tax provisions during the three and nine months ended March 31, 2011, respectively, primarily due to taxable income earned by our Japan subsidiary, which does not have net operating loss carryforwards available to offset taxable income.

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

In April 2010, the FASB issued ASU No. 2010 – 17, “Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition” (“ASU 2010-17”).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone of revenue recognition for certain research and development transactions.  Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive.   This standard will be effective for us on a prospective basis for periods beginning after July 1, 2011.  We have evaluated the potential impact of this standard and expect it will not have a significant impact on our financial position or results of operations.

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

Our sales model for media data and advertising solutions products is converting from a one-time perpetual license sale, for which maintenance was sold separately, to either: (1) a term license with maintenance and managed services, or (2) software as a service.  Professional services attributable to implementation of our media data and advertising products or managed services are essential to the customers’ use of these products and services.  We defer commencement of revenue recognition for the entire arrangement until we have delivered the essential professional services or have made a determination that the remaining professional services are no longer essential to the customer.  We recognize revenue for managed service and software as a service arrangements once we commence providing the managed or software services and recognize the service revenue ratably over the term of the various customer contracts.  In circumstances whereby we sell a term license and managed services, we commence revenue recognition after both the software and service are made available to the customer and recognize the revenue from the entire arrangement ratably over the longer of the term license or managed service period.

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
Notes to the Condensed Consolidated Financial Statements (Continued)

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

Our product deliverables are typically complete systems comprised of numerous hardware and software components that operate together to provide essential functionality, and we are typically unable to establish VSOE or TPE of fair value for our products.  Due to the custom nature of our products, we must determine ESP at the individual component level whereby our estimated selling price for the total system is determined based on the sum of the individual components.  ESP for components of our real-time products is typically based upon list price, which is representative of our actual selling price.  ESP for components of our video products are based upon our most frequent selling price (“mode”) of standalone and bundled sales, based upon a 12 month historical analysis.  If a mode selling price is not available, then ESP will be the median selling price of all such component sales based upon a twelve month historical analysis, unless facts and circumstances indicate that another selling price, other than the mode or median selling price, is more representative of our estimated selling price.  Our methodology for determining estimated selling price requires judgment, and any changes to pricing practices, the costs incurred to manufacture products, the nature of our relationships with our customers, and market trends could cause variability in our estimated selling prices or cause us to re-evaluate our methodology for determining estimated selling price.  We will update our analysis of mode and median selling price at least annually, unless facts and circumstances indicate that more frequent analysis is required.

Revenue for the three months ended March 31, 2011 was $18,309,000, with the adoption of ASU 2009-13 and ASU 2009-14.  This compares with revenue of $17,728,000 for the three months ended March 31, 2011, had we not adopted ASU 2009-13 and ASU 2009-14.  Revenue for the nine months ended March 31, 2011 was $51,707,000, with the adoption of ASU 2009-13 and ASU 2009-14.  This compares with revenue of $50,346,000 for the nine months ended March 31, 2011, had we not adopted ASU 2009-13 and ASU 2009-14. The primary driver of the impact was the $598,000 and $1,390,000 increases in product revenue during the three and nine months ended March 31, 2011, respectively. The increase in product revenue primarily resulted from our ability to recognize revenue from product sales that had undelivered elements for which we are now able to establish an estimated selling price, but that would have required a full deferral of revenue under previous accounting guidance, due to our inability to establish VSOE for the undelivered element. The increase in recognizable product revenue also resulted from allocating discounts on bundled orders to both delivered elements, which typically include products, and undelivered elements, which typically include maintenance and professional services, using the relative selling price method under ASU 2009-13.  Prior to adoption of ASU 2009-13 and 2009-14, we used the residual method which required us to allocate the entire discount on bundled arrangements to the delivered elements.  As of March 31, 2011, our deferred revenue was $13,142,000, as compared to $14,435,000 had we not adopted ASU 2009-13 and 2009-14.

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

Fair Value Measurements

The FASB Accounting Standards Codification (“ASC”) requires certain disclosures around fair value and establishes a fair value hierarchy for valuation inputs.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety.  These levels are:

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

Our investment portfolio consists of money market funds, commercial paper, and corporate bonds.  Our investment portfolio has an average maturity of three months or less and no investments within the portfolio have an original maturity of one year or more.  All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.  All cash equivalents are carried at cost, which approximates fair value.  All investments with original maturities of more than three months are classified as short term investments.  Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss.  Interest on securities is recorded in interest income.  Any realized gains or losses would be shown in the accompanying consolidated statements of operations in other income or expense.  We provide fair value measurements disclosures of our available-for-sale securities in accordance with one of three levels of fair value measurement.

Our bank credit line is based on a variable interest rate; therefore the carrying value of the debt approximates fair value, and is based on Level 2 inputs.  As of March 31, 2011 and June 30, 2010, we did not have an outstanding balance on our bank line of credit.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

Our financial assets that are measured at fair value on a recurring basis as of March 31, 2011 are as follows (in thousands):

	As of March 31, 2011	Quoted Prices in Active Markets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Cash	$19,340	$19,340	$-	$-
Money market funds	4,838	4,838	-	-
Commercial paper	1,750	-	1,750	-
Cash and cash equivalents	25,928	24,178	1,750	-
Corporate bonds	2,215	-	2,215	-
Commercial paper	1,199	-	1,199	-
Short-term investments	3,414	-	3,414	-

Total financial assets	$29,342	$24,178	$5,164	$-

The following is a summary of available-for-sale securities (in thousands):

		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate bonds	$2,216	$0	$(1)	$2,215
Commercial paper	2,949	-	-	2,949

Total marketable securities	$5,165	$0	$(1)	$5,164

3.	Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.  Common share equivalents of 650,000 and 983,000 for the three months ended March 31, 2011 and 2010, respectively, were excluded from the calculation as their effect was antidilutive.  Common share equivalents of 973,000 and 990,000 for the nine months ended March 31, 2011 and 2010, respectively, were excluded from the calculation as their effect was antidilutive.  The following table presents a reconciliation of the numerators and denominators of basic and diluted net loss per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Basic and diluted earnings per share (EPS) calculation:
Net income (loss)	$498	$(974)	$(1,902)	$(1,900)

Basic weighted average number of shares outstanding	8,423	8,344	8,400	8,318
Effect of dilutive securities:
Restricted stock	180	-	-	-
Diluted weighted average number of shares outstanding	8,603	8,344	8,400	8,318
Basic EPS	$0.06	$(0.12)	$(0.23)	$(0.23)
Diluted EPS	$0.06	$(0.12)	$(0.23)	$(0.23)

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

4.	Share-Based Compensation

As of March 31, 2011, we had share-based employee compensation plans which are described in Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2010.  Option awards are granted with an exercise price equal to the market price of our stock at the date of grant.  We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  As of March 31, 2011, we had 325,000 stock options outstanding and approximately 805,000 restricted shares outstanding.  No stock options were granted during the nine months ended March 31, 2011.

We issued 5,000 shares of restricted stock, that vest based over a four year service period, during the three months ended March 31, 2011.  During the nine months ended March 31, 2011, we issued 427,000 shares of restricted stock to employees and board members, of which approximately 183,000 shares will vest based solely on a service condition, and will be released ratably over a three to four year vesting period.  A summary of the current year activity of our service condition restricted shares for the nine months ended March 31, 2011, is presented below:

		Weighted-Average Grant-Date
Restricted Stock Awards	Shares	Fair-Value
Non-vested at July 1, 2010	278,313	$4.51
Granted	182,960	5.45
Vested	(67,297)	4.00
Forfeited	(41,082)	4.42
Non-vested at March 31, 2011	352,894	$5.11

The remaining 244,000 restricted shares granted during the nine months ended March 31, 2011 are performance-based restricted shares that will be released only if either company performance criteria or market condition criteria are achieved over a three year performance period.  The performance criteria are determined each year and require us to achieve certain annual revenue and operating income goals.  To the extent that these annual goals are met, a portion of the shares will vest and be released. The market condition requires our stock to reach a certain closing share price at the end of three years. Provided that the market condition is met, any remaining shares that did not vest based on the performance condition will become fully vested at the end of the three years.  A summary of the activity of our non-vested performance based restricted shares for the nine months ended March 31, 2011, is presented below:

		Weighted-Average Grant-Date
Performance Stock Awards	Shares	Fair-Value
Non-vested at July 1, 2010	258,842	$1.15
Granted	243,840	2.90
Vested	-	-
Forfeited	(50,627)	1.12
Non-vested at March 31, 2011	452,055	$2.09

During the three months ended March 31, 2011 and 2010, we recorded $378,000 and $233,000, respectively, of share-based compensation related to issuances of stock options and restricted stock to employees and board members.  During the nine months ended March 31, 2011 and 2010, we recorded $889,000 and $466,000, respectively, of share-based compensation related to issuances of stock options and restricted stock to employees and board members.

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

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method.  We establish excess and obsolete inventory reserves based upon historical and anticipated usage.  The components of inventories are as follows (in thousands):

	March 31,	June 30,
	2011	2010
Raw materials, net	$2,065	$1,983
Work-in-process	1,067	441
Finished goods	490	1,876
Total inventories, net	$3,622	$4,300

As of March 31, 2011 and June 30, 2010, some portion of our inventory was either obsolete or in excess of the current requirements based upon the planned level of sales for future years.  Accordingly, we have reduced our gross raw materials inventory by $1,386,000 at March 31, 2011 and $1,541,000 at June 30, 2010, to the estimated net realizable value.

6.	Other Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31,	June 30,
	2011	2010
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Patents	47	-
Total cost of intangibles	9,647	9,600

Purchased technology	(5,866)	(5,322)
Customer relationships	(945)	(815)
Patents	(1)	-
Total accumulated amortization	(6,812)	(6,137)

Total intangible assets, net	$2,835	$3,463

Amortization expense was $675,000 and $736,000 for the nine months ended March 31, 2011 and 2010, respectively.  We recorded $544,000 of this amortization expense to cost of sales for the nine months ended March 31, 2011 and 2010, respectively, that relates to purchased media data and advertising solutions technology.  In the nine months ended March 31, 2010, all of the purchased technology amortization was recorded to product cost of sales.  However, on July 1, 2010, we began recording amortization of purchased technology on a pro-rata basis between product and service cost of sales based upon related revenue, as we are now selling this technology primarily in the form of software as a service, or as a managed service.  During the nine months ended March 31, 2011, we recorded $73,000 of purchased technology amortization to product cost of sales and $471,000 of purchased technology amortization to service cost of sales.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

7.	Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands):

	March 31,	June 30,
	2011	2010
Accounts payable, trade	$4,020	$4,383
Accrued payroll, vacation, severance and other employee expenses	3,669	4,126
Accrued income taxes	697	-
Other accrued expenses	1,544	1,476
Total accounts payable and accrued expenses	$9,930	$9,985

8.	Comprehensive Income (Loss)

Our total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net income (loss)	$498	$(974)	$(1,902)	$(1,900)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(203)	(46)	(58)	58
Unrealized (loss) gain on marketable securities, net of tax	(1)	-	(1)	-
Adjustment in pensions	1	1	1	3

Total comprehensive income (loss)	$295	$(1,019)	$(1,960)	$(1,839)

9.	Concentration of Credit Risk, Segment, and Geographic Information

We operate in two segments, products and services, as disclosed within our condensed consolidated Statements of Operations.  We do not identify assets on a segment basis.  We attribute revenues to individual countries and geographic areas based upon location of our selling operating subsidiaries.  A summary of our revenues by geographic area is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
United States	$13,937	$10,596	$37,270	$32,009

Japan	2,344	2,312	9,785	5,119
Other Asia Pacific countries	1,347	440	1,835	1,454
Asia Pacific	3,691	2,752	11,620	6,573

Europe	681	1,230	2,817	3,748

Total revenue	$18,309	$14,578	$51,707	$42,330

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

In addition, the following summarizes revenues by significant customer where such revenue accounted for 10% or more of total revenues for any one of the indicated periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Customer A	15%	<10%	<10%	<10%
Customer B	11%	<10%	<10%	<10%
Customer C	<10%	<10%	12%	<10%
Customer D	<10%	<10%	11%	<10%
Customer E	<10%	19%	<10%	17%
Customer F	<10%	17%	<10%	<10%

We assess credit risk through ongoing credit evaluations of each customers’ financial condition, and collateral is generally not required.  At March 31, 2011, one customer accounted for $2,991,000 or 19% of trade receivables and a second customer accounted for $2,961,000 or 19% of trade receivables.  At June 30, 2010, one customer accounted for $3,408,000 or 24% of trade receivables, a second customer accounted for $2,619,000 or 18% of trade receivables and a third customer accounted for $1,958,000 or 14% of trade receivables.  No other customers accounted for 10% or more of trade receivables as of March 31, 2011 or June 30, 2010.

The following summarizes purchases from significant vendors where such purchases accounted for 10% or more of total purchases for any one of the indicated periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Vendor A	26%	22%	24%	21%
Vendor B	17%	34%	19%	21%
Vendor C	11%	<10%	<10%	<10%

10.	Revolving Credit Facility

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

The interest rate on the Revolver was 4.0% as of March 31, 2011. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of March 31, 2011, $10,000,000 was available to us under the Revolver.  As of March 31, 2011, $0 was drawn under the Revolver, and we did not draw against the Revolver at any time during the nine months ended March 31, 2011.

Under the Revolver, we are obligated to maintain a consolidated tangible net worth of at least $11,984,000 as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs, and a consolidated quick ratio of at least 1.25 to 1.00.  As of March 31, 2011, we were in compliance with these covenants as our adjusted quick ratio was 4.52 to 1.00 and our tangible net worth was $29,576,000.  The Revolver is secured by substantially all of the assets of the company.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

11.	Retirement Plans

The following table provides a detail of the components of net periodic benefit cost of our German subsidiary’s defined benefit pension plan for the three and nine months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Service cost	$4	$4	$11	$13
Interest cost	56	66	165	205
Expected return on plan assets	(25)	(28)	(75)	(85)
Amortization of net (gain) loss	(1)	-	(1)	(1)
Amortization of transition amount	-	2	-	4
Net periodic benefit cost	$34	$44	$100	$136

We contributed $7,000 and $28,000 to our German subsidiary’s defined benefit plan during the three and nine months ended March 31, 2011, respectively, and expect to make a quarterly contribution similar to the contribution for the three months ended March 31, 2011 during the remaining quarter of fiscal 2011.  We contributed $11,000 and $40,000 to our German subsidiary’s defined benefit plan during the three and nine months ended March 31, 2010, respectively.

We maintain a retirement savings plan for U.S. employees that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986.  During the first quarter of fiscal year 2010, we suspended the matching of our employee’s retirement savings plan contribution as a measure to reduce costs.  Prior to this suspension, we matched 50% of up to 5% of an employee’s salary invested in our 401(k) program.  For fiscal 2010, the Board of Directors approved a one-time profit sharing 401(k) contribution of $245,000 to be distributed pro-rata based on salary to 401(k) plan participants.  The $245,000 contribution was accrued in our prior fiscal year and paid during the nine months ended March 31, 2011.  We made no other contributions to the plan during the three and nine months ended March 31, 2011.  During the three and nine months ended March 31, 2010, we contributed $0 and $68,000 to this plan, respectively.

We also maintain a defined contribution plan (“Stakeholder Plan”) for our U.K. based employees.  For our U.K. based employees who contribute 4% or more of their salary to the Stakeholder Plan, we match 100% of employee contributions, up to 7% of their salary.  During the three months ended March 31, 2011 and 2010, we contributed $35,000 and $34,000 to the Stakeholder Plan, respectively.  During the nine months ended March 31, 2011 and 2010, we contributed $106,000 and $108,000 to the Stakeholder Plan, respectively.

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

Asserting Party	Jurisdiction	Patents at Issue
Acacia Media Technologies, Corp.	U.S. District Court	U.S. Patent Nos. 5,132,992; 5,253,275;
	Northern District of California	5,550,863, 6,002,720 and 6,144,702

Vtran Media Technologies, LLC	U.S. District Court	U.S. Patent Nos. 4,890,320 and 4,995,078
Eastern District of Texas

Pragmatus VOD LLC	U.S. District Court of	U.S. Patents Nos. 5,581,479 and
	Delaware	5,636,139

Olympic Developments AG, LLC	U.S. District Court Central	U.S. Patents Nos. 5,475,585 and
	District of California	6,246,400

We continue to review our potential obligations under our indemnification agreements with these customers and the indemnity obligations to these customers from other vendors that also provided systems and services to these customers.  From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from our acts or omissions, our employees, authorized agents or subcontractors.  To date, we have not encountered material costs as a result of such obligations and have not accrued any material liabilities related to such indemnifications in our financial statements under ASC 460-10-25.  The maximum potential amount of future payments that we could be required to make is unlimited, and we are unable to estimate any possible loss or range of possible loss.

Pursuant to the terms of the employment agreements with our executive officers, employment may be terminated by either the respective executive officer or us at any time.  In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  In the event our CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two.  Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period.  At March 31, 2011, the maximum contingent liability under these agreements is $2,316,000.  Our employment agreements with certain of our officers contain certain offset provisions, as defined in their respective agreements.

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

We are implementing our strategy to market our video solutions, including our media data and advertising solutions, to broadband providers and in new markets outside of our traditional customer base.  We believe this strategy may have a positive impact on our business; however, we cannot assure the success or timing of this initiative.  We expect to continue to review and realign our cost structure as needed, balanced with investing in the business.

Our sales model for media data and advertising solutions products is converting from a one-time perpetual license sale, for which maintenance was sold separately, to either: (1) a term license with maintenance and managed services, or (2) software as a service.  We expect that revenue from these sales generally will be recognized over the term of the various customer contracts.

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

As described in footnotes 1 and 2 of our condensed consolidated financial statements, in September 2009, the FASB issued accounting guidance pertaining to revenue arrangements with multiple deliverables, and accounting guidance on all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  We adopted these new accounting standards  on July 1, 2010, and we elected to apply the guidance on a prospective basis.

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

Our product deliverables are typically comprised of complete systems with numerous hardware and software components that operate together to provide essential functionality, and we are typically unable to establish VSOE or TPE of fair value for our products.  Due to the custom nature of our products, we must determine ESP at the individual component level whereby our estimated selling price for the total system is determined based on the sum of the individual components.  ESP for components of our real-time products is typically based upon list price, which is representative of our actual selling price.  ESP for components of our video products are based upon our most frequent selling price (“mode”) of standalone and bundled sales, based upon a 12 month historical analysis.  If a mode selling price is not available, then ESP will be the mean selling price of all such component sales based upon a 12 month historical analysis, unless facts and circumstances indicate that another selling price, other than the mode or mean selling price, is more representative of our estimated selling price.  Our methodology for determining estimated selling price requires judgment, and any changes to pricing practices, the costs incurred to manufacture products, the nature of our relationships with our customers, and market trends could cause variability in our estimated selling prices or cause us to re-evaluate our methodology for determining estimated selling price.  We will update our analysis of mode and average selling price at least annually, unless facts and circumstances indicate that more frequent analysis is required.

Revenue for the three months ended March 31, 2011 was $18,309,000, with the adoption of ASU 2009-13 and ASU 2009-14.  This compares with revenue of $17,728,000 for the three months ended March 31, 2011, had we not adopted ASU 2009-13 and ASU 2009-14.  Revenue for the nine months ended March 31, 2011 was $51,707,000, with the adoption of ASU 2009-13 and ASU 2009-14.  This compares with revenue of $50,346,000 for the nine months ended March 31, 2011, had we not adopted ASU 2009-13 and ASU 2009-14. The primary driver of the impact was the $598,000 and $1,390,000 increases in product revenue during the three and nine months ended March 31, 2011, respectively. The increase in product revenue primarily resulted from our ability to recognize revenue from product sales that had undelivered elements for which we are now able to establish an estimated selling price, but that would have required a full deferral of revenue under previous accounting guidance, due to our inability to establish VSOE for the undelivered element. The increase in recognizable product revenue also resulted from allocating discounts on bundled orders to both delivered elements, which typically include products, and undelivered elements, which typically include maintenance and professional services, using the relative selling price method under ASU 2009-13.  Prior to adoption of ASU 2009-13 and 2009-14, we used the residual method which required us to allocate the entire discount on bundled arrangements to the delivered elements.  As of March 31, 2011, our deferred revenue was $13,142,000, as compared to $14,435,000 had we not adopted ASU 2009-13 and 2009-14.

The Company expects that the adoption of ASU 2009-13 and ASU 2009-14 will result in an increase in total revenue for the remainder of our fiscal year 2011.  We are not able to reasonably estimate the amount of the increase in revenue, as the impact will vary based on the nature and volume of new or materially modified arrangements in any given future period.

Results of Operations

The three months ended March 31, 2011 compared to the three months ended March 31, 2010

	Three Months Ended
	March 31,
(Dollars in Thousands)	2011	2010	$ Change	% Change
Product revenues	$11,787	$9,241	$2,546	27.6%
Service revenues	6,522	5,337	1,185	22.2%
Total revenues	18,309	14,578	3,731	25.6%

Product cost of sales	4,330	4,211	119	2.8%
Service cost of sales	3,027	2,272	755	33.2%
Total cost of sales	7,357	6,483	874	13.5%

Product gross margin	7,457	5,030	2,427	48.3%
Service gross margin	3,495	3,065	430	14.0%
Total gross margin	10,952	8,095	2,857	35.3%

Operating expenses:
Sales and marketing	4,410	3,786	624	16.5%
Research and development	3,819	3,267	552	16.9%
General and administrative	2,165	1,993	172	8.6%
Total operating expenses	10,394	9,046	1,348	14.9%

Operating income (loss)	558	(951)	1,509	NM (1)

Interest income (expense) - net	18	(22)	40	NM (1)
Other income (expense) - net	61	(111)	172	NM (1)

Income (loss) before income taxes	637	(1,084)	1,721	NM (1)

Provision (benefit) for income taxes	139	(110)	249	NM (1)

Net income (loss)	$498	$(974)	$1,472	NM (1)

(1) NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the three months ended March 31, 2011 was approximately $11.8 million, an increase of approximately $2.6 million, or 27.6%, from $9.2 million for the three months ended March 31, 2010.  Our real-time product revenue increased $1.6 million, or approximately 38.6%, for the three months ended March 31, 2011, compared to the same period of the prior fiscal year, primarily due to a broad-based increase in volume of our real-time products in the United States resulting from an increase in customer spending attributable to military and other government programs during the quarter.

Product revenue also increased because of a $1.0 million, or 19.0%, increase in video solutions product sales for the three months ended March 31, 2011, compared to the same period in the prior year.  Video solutions product sales increased by $1.0 million due to incremental sales in the People’s Republic of China (the “PRC”), as we have begun to deliver video systems to new cable provider customers in the PRC during the three months ended March 31, 2011.   We expect additional video system revenues for cable systems in the PRC going forward, however we cannot be certain as to the amount or timing of such revenues.  Fluctuation in video revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.

Service Revenue.  Total service revenue for the three months ended March 31, 2011 was $6.5 million, an increase of $1.2 million, or 22.2%, from $5.3 million for the three months ended March 31, 2010.  The increase in service revenue was due to a $1.1 million, or 36.8%, increase in service revenue related to our video solutions product line.  Video solutions service revenue increased for the three months ended March 31, 2011, compared to the same period in the prior year, primarily due to incremental revenue from managed services contracts to provide media data and advertising solutions services, which are part of our video solutions product line.  During the latter half of our prior fiscal year, we converted our sales model for media data and advertising solutions products from a one-time perpetual license sale, for which maintenance was sold separately, to either: (1) a term license with maintenance and managed services, or (2) software as a service.  This change in business model results in a greater portion of our media data and advertising solutions revenue being recognized as service revenue.

Product Gross Margin.  Product gross margin was $7.5 million for the three months ended March 31, 2011, an increase of $2.4 million, or 48.3%, from $5.0 million for the three months ended March 31, 2010.  Product gross margin as a percentage of product revenue increased to 63.3% for the three months ended March 31, 2011 from 54.4% for the three months ended March 31, 2010.  Product margins increased in terms of dollars due to higher product revenue during the three months ended March 31, 2011, compared to the same period of the prior year.  Product gross margins, as a percentage of product revenue, increased primarily because a larger percentage of product revenue in the current period was comprised of higher margin software sales to real-time and video solutions customers, compared to the same three month period in the prior year.

Service Gross Margin.  Gross margin on service revenue decreased to 53.6% of service revenue in the three months ended March 31, 2011 from 57.4% of service revenue in the three months ended March 31, 2010.  The decrease in service margins as a percentage of service revenue was primarily due to the $0.8 million increase in service costs for the three months ended March 31, 2011, compared to the same period in the prior year.  Increasing service costs resulted from increasing personnel and other resources to support our existing media data and advertising solutions managed services contracts and to establish the required support for potential new business.  Also, we recorded $0.2 million of our purchased technology amortization expense to service cost of sales for the three months ended March 31, 2011, compared to $0 in the prior year period, as our revenue associated with this technology is now being earned primarily by providing software as a managed service, rather than by software product sales as in the prior year period.

Sales and Marketing.  Sales and marketing expenses increased approximately $0.6 million, or 16.5% to approximately $4.4 million in the three months ended March 31, 2011 from $3.8 million in the three months ended March 31, 2010.  Sales and marketing expense increased primarily because we incurred $0.3 million of additional commissions and other incentive compensation from higher revenue during the three months ended March 31, 2011, compared to the same period in the prior year.  Also, we incurred $0.3 million of additional salaries and benefits as part of the implementation of our strategy to market our video solutions to the internet and mobile device markets, and because we have increased our efforts to sell through new channels.

Research and Development.  Research and development expenses increased $0.6 million, or 16.9%, to approximately $3.8 million in the three months ended March 31, 2011, from $3.3 million in the three months ended March 31, 2010.  Research and development expenses were lower in the prior year period primarily due to $0.4 million of prior year development staff costs related to customized solutions developed for and sold to certain customers being recorded to product cost of sales in the prior year, as compared to similar costs in the same period in the current year being recorded to research and development expenses.  Also, we incurred $0.1 million of additional severance costs as compared to the same period in the prior year, due to changes in our development staff during the current period.

General and Administrative.  General and administrative expenses increased approximately $0.2 million, or 8.6%, to approximately $2.2 million in the three months ended March 31, 2011 from $2.0 million in the three months ended March 31, 2010.  General and administrative expense increased primarily because we incurred an additional $0.2 million of incentive compensation from higher revenue and performance share-based compensation during the three months ended March 31, 2011, compared to the same period in the prior year.

Provision (Benefit) for Income Taxes.  We recorded income tax expense for our domestic and foreign subsidiaries of $0.1 million in the three months ended March 31, 2011 and an income tax benefit of ($0.1) million in the three months ended March 31, 2010.  Our tax provision recorded during the three months ended March 31, 2011 was primarily attributable to the income tax provision recorded by our Japan subsidiary as a result of its pretax income recorded during the period. During the three months ended March 31, 2010, the tax benefit was primarily attributable to a benefit recorded by our Japan subsidiary as a result of the pretax loss reported during the period.  We have net operating loss carryforwards available to offset taxable income in the United States and in many of the foreign locations in which we operate, but do not have net operating loss carryforwards available to offset taxable income in Japan.  We have established a full valuation allowance for deferred tax assets attributable to our net operating loss carryforwards, as we have determined that it is more likely than not that such deferred tax assets will not be realized.

Net Income (Loss).  The net income for the three months ended March 31, 2011 was $0.5 million or $0.06 per basic and diluted share, compared to net loss for the three months ended March 31, 2010 of ($1.0) million, or ($0.12) per basic and diluted share.

The nine months ended March 31, 2011 compared to the nine months ended March 31, 2010

	Nine Months Ended
	March 31,
(Dollars in Thousands)	2011	2010	$ Change	% Change

Product revenues	$32,861	$24,587	$8,274	33.7%
Service revenues	18,846	17,743	1,103	6.2%
Total revenues	51,707	42,330	9,377	22.2%

Product cost of sales	13,885	10,604	3,281	30.9%
Service cost of sales	8,881	6,594	2,287	34.7%
Total cost of sales	22,766	17,198	5,568	32.4%

Product gross margin	18,976	13,983	4,993	35.7%
Service gross margin	9,965	11,149	(1,184)	(10.6%)
Total gross margin	28,941	25,132	3,809	15.2%

Operating expenses
Sales and marketing	12,716	11,537	1,179	10.2%
Research and development	10,676	9,463	1,213	12.8%
General and administrative	6,450	5,994	456	7.6%
Total operating expenses	29,842	26,994	2,848	10.6%

Operating loss	(901)	(1,862)	961	(51.6%)

Interest income (expense) - net	24	(49)	73	NM(1)
Other income (expense) - net	37	(53)	90	NM(1)

Loss before income taxes	(840)	(1,964)	1,124	(57.2%)

Provision (benefit) for income taxes	1,062	(64)	1,126	NM(1)

Net loss	$(1,902)	$(1,900)	$(2)	0.1%

(1) NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the nine months ended March 31, 2011 was approximately $32.9 million, an increase of $8.3 million, or 33.7%, from approximately $24.6 million for the nine months ended March 31, 2010.  The increase in product revenue resulted from a $7.3 million, or 62.8%, increase in video solutions product sales during the nine months ended March 31, 2011, compared to the same period in the prior year.  Video product sales increased in the Asia/Pacific market by $4.7 million during the nine months ended March 31, 2011, compared to the same period in the prior year.  The increase in Asia/Pacific video solutions products sales is attributable to completion and delivery of a custom product solution to our largest Japanese cable customer, an increase in volume of video storage expansion system sales to that same Japanese cable customer, and $1.1 million of video system sales to new cable provider customers in the PRC during the nine months ended March 31, 2011.   Also, video solutions product sales increased by $2.5 million in the United States during the nine months ended March 31, 2011, compared to the same period in the prior year due to completion and delivery of a custom product solution to one of our largest domestic customers during the three months ended September 30, 2010, and due to the $0.8 million increase in revenue attributable to the adoption of ASU 2009-13 and ASU 2009-14 in the current fiscal year.  Additionally, we experienced a general increase in spending from many of our video solutions customers relative to the same period in the prior year.  During the first nine months of our prior fiscal year, we experienced lower domestic volume of video product sales that we believe was due to the impact of the economic downturn on the pace at which our domestic broadband customers were implementing, upgrading and replacing video technology during that period.  Fluctuation in video solutions revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.

Our real-time product revenue increased approximately $1.0 million, or approximately 7.7%, for the nine months ended March 31, 2011, compared to the same period of the prior fiscal year, primarily due to a $2.5 million increase in real-time revenue in the United States. Real-time product revenue in the United States increased in the nine months ended March 31, 2011, compared to the same period in the prior year, primarily due to a broad-based increase in volume of our real-time products in the United States resulting from an increase in customer spending related to military and other government programs during the current period.  Our international real-time product revenue decreased by $1.5 million in the nine months ended March 31, 2011 due to lower international sales volume, which was partially offset by approximately a $0.6 million increase in real-time product revenue attributable to the adoption of ASU 2009-13 and ASU 2009-14 in the current fiscal year.

Service Revenue.  Total service revenue for the nine months ended March 31, 2011 was $18.8 million, an increase of $1.1 million, or 6.2%, from $17.7 million for the nine months ended March 31, 2010.  The increase in service revenue was due to a $1.2 million, or 11.4%, increase in service revenue related to our video solutions product line. Video solutions service revenue increased during the nine months ended March 31, 2011, compared to the same period in the prior year, primarily due to incremental revenue from managed services contracts to provide media data and advertising solutions services, which are part of our video solutions product line.  During the latter half of our prior fiscal year, we converted our sales model for media data and advertising solutions products from a one-time perpetual license sale, for which maintenance was sold separately, to either: (1) a term license with maintenance and managed services, or (2) software as a service.  This change in business model results in a greater portion of our media data and advertising solutions revenue being recognized as service revenue.

Product Gross Margin.  Product gross margin was $19.0 million for the nine months ended March 31, 2011, an increase of approximately $5.0 million, or 35.7%, from $14.0 million for the nine months ended March 31, 2010.  Product gross margin as a percentage of product revenue increased to 57.7% for the nine months ended March 31, 2011 from 56.9% for the nine months ended March 31, 2010.  Product margins increased in terms of dollars due to higher product revenue during the nine months ended March 31, 2011, compared to the same period of the prior year.  Product gross margins, as a percentage of product revenue, increased primarily because a larger percentage of product revenue in the current period was comprised of higher margin real-time software sales, compared to the same nine-month period in the prior year.

Service Gross Margin.  Gross margin on service revenue decreased to 52.9% of service revenue for the nine months ended March 31, 2011 from 62.8% of service revenue for the nine months ended March 31, 2010.  The decrease in service margins as a percentage of service revenue was primarily due to the $2.3 million increase in service costs for the nine months ended March 31, 2011, compared to the same period in the prior year.  Increasing service costs resulted from increasing personnel and other resources to support our existing media data and advertising solutions managed services contracts and to establish the required support for potential new business.  Also, we recorded $0.5 million of our purchased technology amortization expense to service cost of sales during the nine months ended March 31, 2011, compared to $0 in the prior year period, as our revenue associated with this technology is now being earned primarily by providing software as a managed service, rather than by software product sales in the prior year period.

Sales and Marketing.  Sales and marketing expenses increased approximately $1.2 million, or 10.2% to $12.7 million in the nine months ended March 31, 2011 from approximately $11.5 million in the nine months ended March 31, 2010.  Sales and marketing expense increased primarily because we incurred $0.6 million of additional incentive compensation generated by higher revenue during the current period and $0.2 million of additional share-based compensation during the nine months ended March 31, 2011, compared to the same period in the prior year.  Also, we incurred $0.6 million of additional salaries and benefits as part of the implementation of our strategy to sell our video solutions to the internet and mobile device markets, and because we have increased our efforts to sell through new channels.  Partially offsetting these increases in costs, we incurred $0.1 million less in severance costs during the nine months ended March 31, 2011, compared to the same period in the prior year.

Research and Development.  Research and development expenses increased $1.2 million, or 12.8%, to approximately $10.7 million in the nine months ended March 31, 2011 from $9.5 million in the nine months ended March 31, 2010.  Research and development expenses increased primarily because we incurred $0.9 million of additional salaries and benefits to develop solutions to deliver video to the internet and mobile device markets and expenses resulting from the purchase of intellectual property from Tellytopia during the nine months ended March 31, 2011.  We determined that the purchased technology had not reached technological feasibility; therefore, we expensed the full amount of the cost to research and development expenses at the time of purchase.  We also incurred $0.2 million of additional share-based compensation and incentive compensation resulting from additional restricted stock grants and from higher revenue, respectively, during the nine months ended March 31, 2011, compared to the same period in the prior year.

General and Administrative.  General and administrative expenses increased approximately $0.5 million, or 7.6%, to approximately $6.5 million in the nine months ended March 31, 2011 from $6.0 million in the nine months ended March 31, 2010.  General and administrative expense increased primarily because we incurred an additional $0.4 million of incentive compensation resulting from higher revenue and $0.2 million of additional share-based compensation costs resulting from both additional restricted stock grants and expected achievement of performance criteria for performance-based restricted stock during the nine months ended March 31, 2011, compared to the same period in the prior year.  Partially offsetting these increases in costs, we incurred $0.1 million less in salaries and benefits during the nine months ended March 31, 2011, compared to the same period in the prior year.

Provision (Benefit) for Income Taxes.  We recorded income tax expense for our domestic and foreign subsidiaries of $1.1 million in the nine months ended March 31, 2011 and an income tax benefit less than ($0.1) million in the nine months ended March 31, 2010.  Our tax provision recorded during the nine months ended March 31, 2011 was primarily attributable to the income tax provision recorded by our Japan subsidiary as a result of its pretax income recorded during the period. During the nine months ended March 31, 2011, the tax benefit was primarily attributable to a benefit recorded by our Japan subsidiary as a result of the pretax loss reported during the period.  We have net operating loss carryforwards available to offset taxable income in the United States and in many of the foreign locations in which we operate, but do not have net operating loss carryforwards available to offset taxable income in Japan.  We have established a full valuation allowance for deferred tax assets attributable to our net operating loss carryforwards, as we have determined that it is more likely than not that such deferred tax assets will not be realized.

Net Loss.  The net loss for the nine months ended March 31, 2011 was ($1.9) million or ($0.23) per basic and diluted share, compared to a net loss for the nine months ended March 31, 2010 of ($1.9) million, or ($0.23) per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, operating results and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•	the impact of the global economic conditions on our business and our customers;

•	the rate of growth or decline, if any, of video solutions market expansions and the pace that broadband companies implement, upgrade or replace video solutions technology;

•	our ability to leverage the potential of our media data management to serve media data, advanced advertising and other related data initiatives;

•	the rate of growth or decline, if any, of deployment of our real-time operating systems and tools;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	our ability to manage expenses consistent with the rate of growth or decline in our markets;

•	the success of our strategy to market our solutions for the internet and mobility markets;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product sales;

•	our ability to raise additional capital, if necessary;

•	our ability to obtain additional or replacement bank financing, if necessary;

•	our ability to meet the covenants contained in our Revolver;

•	timing of product shipments, which typically occur during the last month of the quarter;

•
our reliance on a small customer base (three customers accounted for 31% of our revenue for the nine months ended March 31, 2011 and two customers accounted for 27% of our revenue for the nine months ended March 31, 2010);

•	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles; and

•
the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital.

Uses and Sources of Cash

We used $1.1 million of cash from operating activities during the nine months ended March 31, 2011 compared to generating $2.4 million of cash during the nine months ended March 31, 2010.  Operating cash outflow during the nine months ended March 31, 2011 was primarily attributable to deferred revenue and the timing of accounts receivable collection.   Prior period operating cash inflow was primarily attributable to prepayments from two of our video customers for multi-year maintenance and service contracts.  As a result, the deferred revenue increased by approximately $7.0 million.  Partially offsetting the increase in cash, we had an increase in inventory purchases of $1.7 million.  In addition, cash decreased due to the timing of accounts receivable collection by $1.8 million.

We invested $3.4 million in short-term investments during the nine months ended March 31, 2011, compared to $0 in the same period of the prior year.  We moved cash to these short-term investments in our fiscal 2011 so that we may earn a higher return than we had previously earned with our cash and cash equivalent balances.  Our short-term investments consist of highly liquid commercial paper and corporate bonds.   Additionally, our short-term investments have original maturities of more than 3 months, but no more than 12 months.

We invested $1.2 million in property, plant and equipment during the nine months ended March 31, 2011 compared to $2.4 million during the nine months ended March 31, 2010.  Capital additions during each of these periods were primarily related to development and test equipment required to implement our strategy to develop and sell solutions to the internet and mobile device markets and demonstration systems used by our sales and marketing group.  We expect capital additions to continue at a similar rate as the nine months ended March 31, 2011 during the remainder of this fiscal year.

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

The interest rate on the Revolver was 4.0% as of March 31, 2011. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of March 31, 2011, $10.0 million was available to us under the Revolver.  As of March 31, 2011, $0 was drawn under the Revolver, and we did not draw against the Revolver at any time during the nine months ended March 31, 2011.

Under the Revolver, we are obligated to maintain a consolidated tangible net worth of at least $12.0 million as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs, and a consolidated quick ratio of at least 1.25 to 1.00.  As of March 31, 2011, we were in compliance with these covenants as our adjusted quick ratio was 4.52 to 1.00 and our tangible net worth was $29.6 million.  The Revolver is secured by substantially all of the assets of Concurrent.

At March 31, 2011, we had working capital (current assets less current liabilities) of $30.9 million, including cash, cash equivalents and short-term investments of approximately $29.3 million, and had no material commitments for capital expenditures.  At June 30, 2010, we had working capital of $30.5 million, including cash and cash equivalents of approximately $31.4 million.  Based upon our existing cash balances and short-term investments, historical cash usage, available credit facility, and anticipated operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010. There have been no material changes to our contractual obligations and commercial commitments during the nine months ended March 31, 2011.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this quarterly report may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, the impact of our new video solutions strategy on our business, anticipated managed service revenue and cost of sales from our Media Data and Advertising Solutions sales, expected level of capital additions, reduced product revenue due to the economic downturn, the expected timing of revenue recognition for Media Data and Advertising Solutions sales, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash, our expected quarterly service costs and service margins, the impact of litigation, and our trend of declining real-time service revenue.  These statements are based on beliefs and assumptions of our management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: delays or cancellations of customer orders; changes in product demand; economic conditions; our ability to satisfy the financial covenants in the Revolver; various inventory risks due to changes in market conditions; margins of video business to capture new business; fluctuations and timing of large video orders; doing business in the People’s Republic of China; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of  competition on the pricing of video solutions products; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new video solutions; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macro-economic environment; continuing unevenness of the global economic recovery; privacy concerns over data collection; earthquakes, tsunamis and other natural disasters in which our customers operate; and the availability of debt or equity financing to support our liquidity needs.

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

Changes in Internal Controls

There were no significant changes to our internal controls over financial reporting during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The earthquake, tsunami and nuclear problems in Japan could affect our supply chain and revenues.

The earthquake, tsunami and subsequent problems affecting nuclear power plants in Japan have dramatically impacted Japan’s manufacturing capacity.  The ultimate effect of these issues is still uncertain.  Some of our key suppliers, while not headquartered in Japan, rely on Japanese manufacturers and parts to complete the assembly of products that we ultimately build into our inventory.  Therefore, our suppliers located outside of Japan may have their ability to make products adversely impacted by the unavailability of certain essential items made in Japan.  In such a case, our ability to produce and deliver products to our customers, as well as its revenues and profitability, could be adversely affected materially.   In addition, even if supply is not interrupted or delayed, shortages of key items may result in price increases, which our suppliers would seek to pass on to us.  This could also affect our profitability materially.   Finally, between 5% and 20% of our revenues have historically resulted from sales to Japanese customers.   As a result of the earthquake, the tsunami and accompanying problems, demands for our products in Japan may be reduced.   The Company’s revenues and profitability may also be adversely affected materially as a result of reduced demand from our Japanese customers. In addition, our customers outside of Japan may be unable to produce finished products as a result of Japanese related supply chain disruptions. These customers might then cancel orders for our products, which could materially affect our revenues and profitability.

We may not be able to adequately protect our intellectual property rights.

Protecting our global intellectual property rights and combating unlicensed copying and use of software and other intellectual property is difficult. While piracy may adversely affect U.S. revenue, the impact on revenue from outside the U.S. is likely to be more significant, particularly in countries where laws are less protective of intellectual property rights. Similarly, the absence of harmonized patent laws makes it more difficult to ensure consistent respect for patent rights, making enforcement more difficult.  Reductions in the legal protection for software intellectual property rights could adversely affect revenue.

Other risk factors are discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.  There have been no material changes to our risk factors, as previously disclosed, other than as disclosed above.

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

Date: May 4, 2011	CONCURRENT COMPUTER CORPORATION

	By:	/s/ Emory O. Berry
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