Form 10-K
period 2011-06-30
CONCURRENT COMPUTER CORP/DE
filed 2011-08-30
CIK 749038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

☒       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2010 was approximately $44.0 million based on the closing price of $5.06 of our common stock as reported by the NASDAQ Global Market on December 31, 2010.  There were 9,210,000 shares of common stock outstanding as of August 26, 2011.

Certain portions of the Registrant's Proxy Statement to be used in connection with Registrant's 2011 Annual Meeting of Stockholders scheduled to be held on October 26, 2011 are incorporated by reference in Part III hereof.

Concurrent Computer Corporation
2011 Form 10-K Annual Report

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

Our video solutions consist of software, hardware, and services for intelligently streaming video and collecting media data based on cross services data aggregation, logistics, and intelligence applications.  Our video solutions and services are deployed by video service providers for distribution of video to consumers and collection of media data intelligence to fully manage their video business and operations.

Our real-time products consist of Linux® and other real-time operating systems and software development tools combined, in most cases, with hardware and services.  These products are sold to a wide variety of companies seeking high-performance, real-time computer solutions in the military, aerospace, financial and automotive markets around the world.

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

The Video and Media Data Markets

Today’s consumers demand flexibility in their content viewing options, whether on a TV, computer, or other connected device. This trend has created a fundamental shift in video consumption, audience measurement, and advertising.

Video content is growing, as is the demand for full and total access to that content, anywhere, anytime, on any device. By 2014, more than 10 million wireless subscribers are expected to be using Mobile DTV-enabled handsets (SNL Kagan, Wireless Investor, 2010) and by 2015, the sale of Internet-connectable TV devices is expected to reach nearly 350 million units worldwide (Parks Associates, 2011). With the proliferation of smart devices and digital video recorders (DVRs), as well as content repositories like YouTube or Hulu.com, consumers have more and more choices of how, when and where to watch their favorite programming, moving the video market toward a completely on-demand model. Whether content is professionally created or user-generated, viewers are only a few clicks away and are adapting quickly to follow it from channel to channel and screen to screen.

We believe we are positioned to build and deliver the solutions that video service providers require to address this fundamental market shift.  Our software, which runs on 100% standard commercial hardware, enables seamless, multi-platform delivery of video to any device, anytime, over any network.  Concurrent has over a decade of recognized leadership in delivering innovative, Emmy®-winning video solutions like video-on-demand and time-shifted television to video service providers around the world.  SNL Kagan estimates that in calendar year 2010, U.S. cable subscribers viewed over 7.4 billion on-demand videos, generating an estimated over $1.1 billion for the U.S. cable operators (SNL Kagan, 2011).  As of June 30, 2011, Concurrent has 211 distinct video systems deployed in cable and telecom markets worldwide that represent over 25 million basic subscribers.  Our Media Data and Advertising Solutions (MDAS) software provides operational reporting and data collection services and has been deployed globally at 11 different service providers including five of the top six North America cable operators.

We believe consumers increasingly want to watch interactive video on their connected devices.  Nielsen has reported that Americans watched an average 4 hours, 33 minutes per month of on-line video in the first calendar quarter of 2011, a 34.5% increase over the same period in 2010 (Nielsen Cross-Platform Report, Q1 2011).

The mobile video market is also growing.   Nielsen has reported that during the first calendar quarter of this year, 28.5 million Americans watched videos on their mobile devices—an increase of 41.0% over the same period in 2010.  Mobile video viewers watched an average of 4 hours, 20 minutes per user per month on their mobile devices, an increase of  20% over the same period in 2010 (Nielson Cross-Platform Report, Q1 2011).

As video technology transforms the way subscribers consume video, our media data and advertising solutions (MDAS) software provides timely and accurate cross services data aggregation, data auditing and logistics, and intelligence applications for video-on-demand (“VOD”), linear TV, DVR, web and mobile platforms, producing what we believe is a holistic, comprehensive view of the consumer experience.  Our ability to correlate data from disparate mediums across multiple sources allows video service providers to refine their content strategies and better position their marketing and promotional activities. Also, with multi-screen video applications and our capabilities for video delivery and media data management, video service providers will be able to provide a more compelling video experience that can be tailored to subscribers’ viewing preferences.

The business model to fully capitalize on consumer demand for multi-screen video is still evolving.  We believe that our video solutions provide an attractive offering with the following characteristics:

o
Easy and Efficient.  One of the many challenges service provides face today is the complexity of delivering multi-format video to TVs and other connected devices. Although video delivery can be complex, confusing, and chaotic, we believe our solutions are simple and straightforward. Our MHVX platform can be utilized in traditional architectures as well as content delivery networks providing the foundation for a quality viewing experience regardless of the device. Concurrent’s multi-format solutions aim to simplify delivery without introducing additional workarounds or one-off processes. Content can be ingested and delivered to any screen, regardless of the device through our video platform.

o
Evolutionary.  Concurrent’s video solutions are designed to work with, not replace, current technology infrastructure.  Our modular, flexible, open software-based solutions aim to preserve investments by leveraging current infrastructure, and allowing customers to decide where and how to implement our solutions.  Flexible deployment options reduce infrastructure and bandwidth costs, while solution components scale independently.  So whether there is a need for increased storage capacity or modified streaming requirements, there are choices without requiring a complete overhaul. Concurrent solutions are designed to work with, not neccessarily replace, existing investments.

o
Excellent.  Concurrent is a proven video technology leader focused on TV-quality delivery to any device. Built on Emmy® Award winning technology and over a decade of video expertise, Concurrent’s screen-independent delivery streamlines the complex process of video ingest and distribution. Concurrent offers customers across the entire media ecosystem enterprise-level technology, multi-screen video delivery, monetization, media data intelligence, and logistics solutions.

The Real-Time Computing Markets

Our real-time products offer unique solutions for a wide-range of applications that require state-of-the-art, time-critical software and hardware technology.  The Linux and other real-time operating systems we provide typically offer high-performance computation and high data throughput with predictable and repeatable responses to time-critical events.  Our real-time products are currently used in host, client-server, embedded and distributed computing solutions.  Applications that utilize our operating systems and development tools include the following:

•
Simulation and Training.  Man-in-the-loop (“MITL”) simulation applications that include training simulators for commercial and military aviation, ground vehicle operation, mission planning and rehearsal.

•
Test Systems.  Hardware-in-the-loop (“HITL”) solutions constructed to create accurate simulations to verify hardware designs for applications such as engineering design for jet engines, power plants, avionics and automotive subsystems.

•
Data Acquisition.  Environmental analysis and display, engine testing, range and telemetry systems, shock and vibration testing, weather satellite data acquisition and forecasting, intelligence data acquisition and analyses, and command and control applications.

•
Image Generation. Image generation requiring scalable, standard commercial graphics technology for the highest levels of computer-generated image quality and fidelity, compatibility with the latest industry-standard components and improved cost effectiveness.

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

Business Strategy

Video and Media Data Solutions Product Line

Our video strategy is comprised of the following primary initiatives:

•
Innovate to Improve the Video Viewing Experience.  We intend to focus on continuing to serve video service providers and expand our customer base by providing the product innovations and customer support that these customers need to succeed.  It is our goal to provide the highest quality products and support so that we enable our customers to succeed with their customers.  We continue to focus on the development of future video technologies to remain a technology leader by improving streaming, storage and content ingest flexibility, asset management, the subscriber’s navigation experience, encryption techniques, time-shifted video applications, business analytics, advertising applications, and functionality across multiple screens.

•
Extend the Commercial Video Experience to Personal Computers and Connected Devices.  We have extended the capabilities of our video delivery platform to reach beyond the television to personal computers and connected devices.  We intend to leverage our core expertise in delivering commercial video and applications to the television to offer a similar experience and quality of service to other devices.  We intend to extend our video solutions so that our current customers and new customers can utilize existing video infrastructure to deliver video to their customers on any device.  We continue to implement technology based on a variety of open standards in order to ensure our solutions are compatible with those available from third-party solution providers across the television, personal computer and mobile device domains.  We believe our interoperability efforts will allow our solutions to be quickly and successfully deployed in a wide variety of new and existing environments.

•
Provide Media Data Management Solutions to all Video Outlets.  Our MDAS product portfolio offers the media industry with three core segments that are focused on driving revenues or optimizing video operations across multiple screens:

o	Media Data Management—media data collection, aggregation, warehousing, and distribution solutions across linear, interactive, DVR and VOD services.
o	Media Data Logistics—data auditing at the source, quality certification, privacy compliance, and end-to-end data delivery to all stakeholders.
o	Media Intelligence Applications—multi-screen intelligence applications covering customer experiences, media utilization, services delivery, and advertising performance via a personalized portal.

Real-Time Product Line

Our real-time strategy is comprised of initiatives designed to maintain and expand our current solutions.  We provide regular updates to our RedHawk Linux real-time operating system and NightStar suite of software debugging and analysis tools.  We are continually expanding the functionality offered as part of our iHawk™ integrated hardware solutions, including SIMulation Workbench and GPU Workbench.  We evaluate additional opportunities to cooperate with partners to expand offerings of compatible third-party applications.  We pursue new reseller channels to expand sales and enter and expand new real-time markets.

Products and Services

Our products fall into two principal groups, video and media data solutions and real-time systems.  In addition, we provide technical support for our products to our customers.  The percentage of total revenue contributed by our product and service offerings are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operation in this Annual Report on Form 10-K.

MediaHawk® Video Platform.  Our MediaHawk video solutions combine our own software with standard commercial hardware sourced from leading original equipment manufacturers (OEMs).  We believe our modular approach provides our customers with the ability to more easily manage initial deployments, expand those deployments, and add new services.  Our design goal is to provide seamless end-user viewing of the highest quality.  Our video solutions allow our customers to automate the movement of content from one storage location to another based upon demand and other network requirements.  We believe this feature enables the most efficient streaming and storage of content.  We have applied for multiple patents to protect the architecture and design of our video platform for the purpose of providing content delivery network architectures to a broader market than we have traditionally served.

Our video platform includes the following software components:

•	Unified Video Delivery Software. Our video delivery software supports simultaneous multi-screen delivery via RTSP, HTTP Dynamic Bit Rate Streaming, HTTP Progressive Download, and HTTP Download.

o
Gatling Resilient Streaming. Our Gatling Resilient Streaming software provides that there is no interruption in a subscriber’s active session as a result of a component or network link failure.  The MediaHawk solution automatically detects failures and reroutes the data to an alternate server in real-time to ensure seamless video delivery to the subscriber.

o	HTTP Dynamic Bit Rate Streaming. Our HTTP Dynamic Bit Rate Streaming software enables smooth video streaming to consumer devices over variable bandwidth networks such as Internet and mobile networks.
o
HTTP Progressive Download / Download.  Our HTTP Progressive Download and HTTP Download software enables content to be transferred over variable bandwidth networks to a variety of consumer devices, including personal computers, connected devices, gaming systems, and STB/DVR products.

•
Resource Manager.  Our resource manager is a software component that establishes the network connection that allows video to be streamed to a device.  The resource manager is designed to route video streams in the most efficient manner available at any given time.

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

Our video software is installed into and integrated with standard commercial hardware components such as servers, disk arrays, solid state storage arrays, and network switching equipment.  Our video solutions are compatible with a wide range of equipment and software employed by broadband companies to deliver digital television service, including digital set-top boxes from Cisco Systems Inc., Motorola, Pioneer, Sony, Pace Micro, Samsung, Humax, and Matsushita and transport topologies such as IP, DSL, Gigabit Ethernet, and QAM technologies.  Our solutions are also compatible with multi-screen-capable video players developed by Microsoft, Adobe, and Apple.

Media Data and Advertising Solutions.  Our MDAS portfolio of managed service solutions is based upon cross services media data management, media data logistics, and media data intelligence.  These solutions are focused on driving revenues or optimizing video operations across multiple screens.  Our solutions include:

Data SuiteTM.  Data Suite is our data collection solution and is made up of two components:

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

•
DataSuiteTM Logistics Services.  This software includes our services based on our in-house advanced media data management skills and focused resources to deliver end-to-end turnkey data management services to video service providers. We seek to become the trusted partners to our customers for all their needs in media solutions hosting, data collection, aggregation, auditing, certification, warehousing, and data delivery to third parties.

Our DataSuite product captures media data from our customers’ diverse networks, leveraging, correlating, and interpreting it to empower marketing, programming, advertising, and operations teams to seamlessly analyze usage, revenue, and quality of services.  This intelligence provides new ways to compete by quickly identifying opportunities for revenue growth, operational efficiencies, and reduction of subscriber churn.  This data can be utilized by the following modules:

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

•
Oi™ Intelligent Applications. Oi is the key solution at the core of our Operational Intelligence solutions and services.  It provides operations and engineering teams with crucial insight into service performance and subscriber experience for digital services such as video-on-demand. Oi enables clear and concise summaries of metrics and trends with the ability to apply and track organization-wide targets. Oi Enterprise View offers a simplified and customized roll-up intelligence across multiple markets and regions. It also enables market operational comparisons based on calculated or set averages and tracks inconsistencies in real-time.

•
ReportOneTM Intelligent Applications.  ReportOne is a series of business applications to meet the complex demands of the broadband industry, including analytics for VOD, linear, DVR, interactive, mobile and online media consumption.  These applications provide flexible, actionable, and interactive intelligence that can be used across all the providers’ organizations in order to manage, in near real time, all aspects of the video media business and operations.

Real-Time Products

Our principle real-time products are:

•
RedHawk™.  RedHawk is an industry-standard, POSIX-compliant, real-time Linux operating system.  RedHawk, compatible with the popular Red Hat® Linux distribution, provides high I/O throughput, fast response to external events, determinism and optimized interprocess communication.  RedHawk achieves real-time performance by means of a multithreaded, fully-preemptable real-time kernel with low-latency enhancements. RedHawk's true symmetric multiprocessing support includes load-balancing, CPU shielding and memory allocation optimization to maximize determinism and guarantee real-time performance.  RedHawk is optimized for multi-core environments and supports both 32-bit and 64-bit systems.

•
RedHawk Embedded.  RedHawk Embedded is a version of RedHawk optimized for embedded environments.  RedHawk Embedded is designed for diskless applications and includes the RedHawk Architect tool for configuring, building and optimizing embedded target systems.

•
NightStar™ Tools.  The NightStar development tools allow users to debug and analyze application software running on RedHawk, standard non-real-time Linux distributions such as Red Hat and SUSE, and Concurrent’s PowerMAX OS real-time operating system. NightStar GUI-based tools feature hot patching, kernel tracing and application speed debugging, with minimal intrusion into real-time application behavior,

•
iHawk™.  Our iHawk servers, based on the latest Intel and AMD technologies, feature our RedHawk Linux real-time operating system and our Real-TimeClock and Interrupt Module.  iHawk multiprocessing systems are extensively deployed in simulation, data acquisition and industrial process control applications, and satisfy scientific and other complex computing requirements. iHawk systems offer integrated solutions to applications requiring customized and complex I/O and signal conditioning including hardware-in-the-loop test stands, vibration analysis platforms and simulation hosts.  iHawk systems are also available with real-time enhanced NVIDIA CUDA technology for parallel processing application.

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

•
SIMulation Workbench.  SIMulation Workbench is a software product that provides a complete real-time modeling environment to develop and execute real-time hardware-in-the-loop simulations written in Mathworks’ MATLAB/Simulink or hand-written code.  Its user interface enables convenient configuring, starting, stopping, recording and playback of simulation runs.  SIMulation Workbench provides a fast, direct shared-memory access to all parameters and signals needed by a simulation.  SIMulation Workbench’s in-memory design optimizes performance and data conversion speed.  SIMulation Workbench is offered together with iHawk real-time computer systems and data acquisition I/O.

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

•
GPU Workbench™.  GPU Workbench is a platform for developing and deploying real-time applications that use NVIDIA CUDA and ATI Stream technology. Based on the latest available GPU and CPU products, GPU Workbench systems are powered by Concurrent’s RedHawk Linux operating system specially optimized for real-time CUDA performance. GPU Workbench can be configured with up to 4 Teraflops of double-precision compute power.

•
Legacy Operating Systems.  We continue to sell and support our older operating systems such as (1) Power Hawk, a UNIX lease VME system, (2) Modem 3200-2000, an OS/32 real-time system and (3) Power Max, another UNIXbased system.

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

Sales and Marketing

We sell our systems primarily in the U.S. through our direct field sales team supported by consultants and our technical support group and resellers and distributors worldwide.  As of June 30, 2011, we had 72 employees in sales and marketing, which includes sales, sales support, marketing, strategic communications, product-line management, program management, and business development.  Our sales force has significant experience in video solutions and real-time operating systems.  Outside North America, we utilize a direct sales force out of our facilities in France, Germany, Japan, China and the United Kingdom, augmented by our channel partners (resellers and system integrators).

Customers

We derive revenue from a limited number of customers.  Our products are typically manufactured and shipped in the same quarter the purchase order is received.  Accordingly, we do not believe backlog is a meaningful indicator of future level of sales.   Our backlog for real-time systems and video solutions at June 30, 2011 and 2010 totaled $4.0 million and $4.0 million, respectively.  In addition, we had deferred revenue of $12.9 million and $15.4 million at June 30, 2011 and 2010, respectively, which resulted primarily from prepaid services and shipments of systems where the revenue had not yet been recognized.

We have purchase agreements with many customers, but these agreements typically do not require minimum purchases of our products.  As a result, sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers' budgets for capital expenditures and new product introductions.

A significant portion of our video revenue has come from, and is expected to continue to come from sales to video service providers and U.S. government contractors.  For the fiscal year ended June 30, 2011, Time Warner and Jupiter Telecommunications each accounted for 11% of total revenue.  For the fiscal year ended June 30, 2010, Cox Communications, Inc. (“Cox”) represented 20% of our total revenue.  For the fiscal year ended June 30, 2009, Cox represented 19% and Time Warner represented 18%.  No other customer of our video solutions accounted for more than 10% of our total revenue during the last three fiscal years.

Although we sell our real-time products to large customers, our customer base is generally more diversified than our video solutions business.  For the fiscal years 2011 and 2009, no real-time customers accounted for more than 10% of total revenue.  For the fiscal year ended June 30, 2010, Lockheed Martin Corporation (“Lockheed”) accounted for 11% of our total revenue.

We derive a significant portion of our revenues from the supply of products to U.S. government prime contractors and agencies of the U.S. government.  The supplied systems include iHawk, ImaGen, PowerMAXION, Power Hawk, 3200-2000 product lines, and other configurations from RedHawk Linux, with certain systems incorporating custom enhancements requested by the customer.  We sell these integrated computer systems to prime contractors, including Lockheed, Boeing, Northrop Grumman, Raytheon and other Fortune 500 companies.  We also supply spare parts, upgrades, and engineering consulting services and both hardware and software maintenance.  For the fiscal years ended June 30, 2011 and 2010, we recorded $11.9 million and $13.6 million, respectively, in revenues to U.S. government prime contractors and agencies of the U.S. government.  These amounts represented 18% and 23% of total revenue in fiscal years 2011 and 2010, respectively.  Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, failure to exercise options, changes in government policies and the imposition of budgetary constraints.  A loss of government contract revenues could have a material adverse effect on our business, financial condition and results of operations.

New Product Development

We are committed to the development of new technology and rapid innovation in the evolving markets in which we compete.  Research and development costs are expensed when incurred and aggregated $14.1 million, $12.5 million, and $13.8 million in fiscal years 2011, 2010, and 2009, respectively.  See Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for explanations of changes in research and development expenses.  The following development strategies are indicative of the general direction of product development activities.  Due to the inherent uncertainty involved with product development, we cannot guarantee the availability of future products and features.

Video and media data solutions.  Our research and development strategies for our video and media data solutions are based on market demands and are focused on the following:

•
Multi-Screen Delivery.  In order to expand the capabilities of our video solutions to reach beyond the television to other connected devices, we are adding support for new file formats and delivery methods associated with mobility and online video distribution.  We are also planning to introduce products that assist our customers with the complexity of multi-screen and multi-format video while also enabling new business opportunities for them, including content packaging and preparation solutions that will be integrated with our policy and encryption engines to apply business rules and protection for video delivery over a variety of networks to meet the requirements of premium content owners and service providers.  To ensure compatibility in multi-screen environments, we are integrating our MediaHawk platform with third-party software and infrastructure components that are required to support delivery to connected devices.

•
Content Delivery Networks and Architectures.  We believe that demand for stored content will increase from thousands of hours to tens or hundreds of thousands of hours.  We continue to enhance our systems to intelligently manage the distribution, placement, and life-cycle management of stored content across local, regional, national, and global networks to ensure the most efficient use of our customers’ networks.  We believe that with our experience in a variety of open video system architectures we are well positioned to address our customers’ future content strategies.

•
Media Data Management, Logistics, and Intelligence.  Video service providers, content owners, advertisers, and ad agencies are interested in data on consumer video-watching behavior and content consumption models.  We are developing our MDAS offerings to provide this information at the census level in near real time on intelligent applications, thereby replacing services that currently project or estimate consumer activity, often with small sample sizes.

•
Time-Shifted Video and Network DVR.  This technology allows the subscriber to pause and rewind video programming, effectively providing “TV on-demand.”  Our Real Time Media products capture, encode, and store broadcast programs for future viewing.  Additionally, our MediaHawk video solutions enable video service companies to grow streaming, storage, and content capture independently so they can more easily provide time-shifted video from within their network.

•
Open Application Environment.  We believe it will be critical for our customers to develop new video applications in a timely and cost effective manner for their subscriber base.  Our Open Application Environment exposes key data elements within the existing video delivery system to allow the addition of consumer video applications within an open, cloud-based framework.

Real-time.  Our research and development strategies for our real-time products are based on market demands and are focused on the following:

•
RedHawk Linux.  We are enhancing our RedHawk Linux real-time operating system to provide increased determinism for time-critical applications.  We also plan to continue development of RedHawk Embedded for embedded computing environments.  RedHawk will continue to track the latest Linux enhancements, kernel versions and Red Hat Enterprise Linux versions.

•
iHawk. We will continue to offer iHawk multiprocessor systems based on the latest Intel and AMD processor technology and state-of-the-art packaging.  These systems will be available in 4 to 64 core configurations and will include support for new Intel and AMD multi-core processors and chipset technology as it is released.

•
SIMulation Workbench.  We are enhancing SIMulation Workbench with new features, a new graphical interface and support for additional I/O cards as needed by our customers for hardware-in-the-loop testing applications.

•	Imagen. We plan to continue to introduce ImaGen multi-channel visual servers featuring the latest NVIDIA and AMD/ATI graphics cards.

•	NightStar Tools. We are developing new features to NightStar to improve debugging efficiency and performance in multi-core and multiprocessing environments.

•	SIGnal Workbench. We are developing new SIGnal Workbench features including signal conditioning control via Ethernet and thermocouple signal conditioning.

•
Concurrent-developed I/O cards.  Concurrent plans to develop its own family of I/O cards based on PCIe technology for simulation and data acquisition applications such as aerospace and automotive test stands and other simulation platforms.  Initial offerings include a Pulse Width Modulation (PWM) card and a high-speed analog-to-digital data acquisition card.

•	GPU Workbench. We will continue to enhance GPU Workbench to support the latest NVIDIA and AMD GPUs and CUDA SDK versions to offer low-latency and high-throughput for time-critical GPU applications.

Competition

Our video and media data solutions and real-time products are sold into highly-competitive environments, driven by rapid technological innovation.  Both product groups compete based upon features, reliability, scalability, service, and price.  Due in part to the range of performance and applications capabilities of our products, we compete in various markets against a number of companies.

The major competitors of our video and media data solutions currently include the following:  Arris Group Inc., Cisco Systems, Inc., Edgeware, Harmonic Inc., Microsoft, Adobe Systems, Inc., Motorola, Inc., OpenNet, RealNetworks, Inc., SeaChange International, Inc., Verivue and Wowza Media Systems.  We believe that we and SeaChange International Inc. are the leaders in the North American cable and international video delivery markets based on the number of subscribers in the markets served.  Typically, in opportunities for our MDAS products, we also compete against in-house development or customer offerings from consulting entities such as Accenture.

Our real-time product line competes with a number of companies.  We categorize our major competitors as follows:

•	Computer companies that provide solutions for high-performance image generation, including Quantum3D and Rockwell Collins;

•	Companies providing competitive Linux and other real-time operating systems or tools for optimizing systems, including Red Hat, MontaVista, LynuxWorks and Wind River;

•	Companies involved in hardware-in-the-loop and data acquisition including dSpace and ADI Corporation; and

•	Customers who may choose to integrate their own in-house, real-time solutions using standard commercial hardware and open-source Linux operating systems and tools.

Additional competitors with significant market presence and financial resources, including computer hardware and software companies, content providers and television equipment manufacturers, including digital set-top-box manufacturers, may enter our markets, thereby further intensifying competition.  Potential future competitors may also include one or more of the parties with whom we currently have a strategic relationship.  Although we have proprietary rights with respect to much of the technology incorporated in our video and media data solutions and real-time systems, our strategic partners have not agreed to refrain from competing against us. Increased competition could result in price reductions that would adversely affect our business, financial condition and results of operations. Many of our current and potential future competitors have significantly greater financial, technical, sales, marketing and other resources than us, and greater brand name recognition.  In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our markets.

Intellectual Property

We rely on a combination of contracts and copyright, trademark, patent and trade secret laws to establish and protect our proprietary rights in our technology.  We distribute our products under software license agreements that grant customers perpetual or term licenses to our products, which contain various provisions protecting our ownership and confidentiality of the licensed technology.  The source code of our products is protected as a trade secret and as an unpublished copyright work.  However, some of our products utilize open source code that provides limited copyright protection.  In addition, in certain instances, we license our products under licenses that give licensees limited access to the source code of certain of our products, particularly in connection with our strategic alliances.

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

We own four U.S. patents and multiple foreign counterparts.  These U.S. patents are Nos. 5,931,901; 6,038,591; 6,161,142 and 7,877,468.  In addition, these U.S. patents have foreign counter-parts issued in various foreign jurisdictions.  Furthermore, we have patent applications pending in the United States and abroad.  We have also obtained a patent license to a patent portfolio (13 patents, 29 patent applications, and all additions, divisionals, continuations, continuations-in-part, extensions, reissues, and foreign counterparts thereof) which is now owned by Alcatel-Lucent.  These patents cover multiple interactive television, targeted advertising, and on-demand technologies.  The portfolio includes U.S. Patent Nos. 5,623,595 and 5,805,804 (“Subject Patents”).  In addition to our original license, on September 28, 2007, Concurrent obtained a separate Patent License to the Subject Patents from Broadband Royalty Corporation (“BBR”), with assurances from its parent company, C-COR Incorporated.  BBR co-owns the Subject Patents with Alcatel-Lucent.  The Patent License provides a license to the Subject Patents that may be transferred to an acquirer of Concurrent or Concurrent’s video streaming business, so long as the acquirer has not been formally identified as an actual or potential Alcatel-Lucent licensee.

We have entered into licensing agreements with several third-party software developers and suppliers.  Generally, such agreements grant us non-exclusive, worldwide term licenses to distribute software as part of the systems we market.

On September 23, 2010 we announced the acquisition of certain intellectual property assets from TellyTopia, Inc., including copyrighted software, patent applications and domain name registrations.

Suppliers

We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms.  These components include systems, system boards, memory, CPUs, mother boards, storage devices, software, and chassis.  We purchase product components from the following single suppliers: Dell, Xyratex, Qlogic, Dot Hill, STEC, Curtis-Wright, Oracle, Kardios, KMA Systems, Supermicro, GE Fanuc, Data Device Corporation, Seagate, Western Digital, Myricom, and North Atlantic Industries.  In most cases, comparable products are available from other sources, but would require significant reengineering to conform to our system specifications.  Single-source suppliers accounting for 10% or more of these purchases during the fiscal year ended June 30, 2011 were Xyratex (21%) and Dell (20%).  Single-source suppliers accounting for 10% or more of these purchases during the fiscal year ended June 30, 2010 were Xyratex (20%) and Dell (19%).

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

In connection with orders from the U.S. federal government and government contractors, we are in some circumstances subject to the U.S. federal government procurement regulations that may provide the buyer with the right to audit and review our performance, as well as our compliance with applicable laws and regulations. In addition, our business is subject to government regulation based on the products we sell that may be subject to government requirements, such as obtaining an export license or an end-use certificate from the buyer, in certain circumstances. In the United States, these requirements include, among others, the U.S. Export Administration Regulations, International Traffic in Arms Regulations and the economic sanctions and embargo laws enforced by the Office of Foreign Assets Control. If a government audit uncovers improper or illegal activities, or if we are alleged to have violated any laws or regulations governing the products we sell under our government contracts, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies.

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

The television industry is subject to extensive regulation in the United States and other countries.  Our video solutions business is dependent upon the continued growth of the digital television industry in the United States and internationally.  Broadband companies are subject to extensive government regulation by the Federal Communications Commission (“FCC”) and other federal and state regulatory agencies.  The Cable Communications Policy Act of 1984 (the “1984 Cable Act”), which amended the Communications Act of 1934, established policies in the areas of ownership, channel usage, franchise provisions and renewals, subscriber rates and privacy, obscenity and lockboxes, unauthorized reception of services, equal employment opportunity, and pole attachments. The 1984 Cable Act also defined jurisdictional boundaries among federal, state and local authorities for regulating cable television systems which, among other provisions, allow for expanded regulatory powers when domestic cable penetration exceeds a threshold of 70% of all U.S. households.  Additional regulations could have the effect of limiting capital expenditures by our customers and thus could have a material adverse effect on our business, financial condition and results of operations.  The enactment by federal, state or international governments of new laws or regulations could adversely affect our customers, and thereby materially adversely affect our business, financial condition and results of operations.

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

Employees

As of June 30, 2011, we had 298 full-time employees and contractors worldwide.  Of these employees and contractors, 243 were located in the United States and 55 were located internationally.  Our employees are not unionized.

Financial Information About Foreign And Domestic Operations And Export Sales

A summary of net sales (consolidated net sales reflects sales to unaffiliated customers) attributable to our foreign and domestic operations for the fiscal years ended June 30, 2011, 2010, and 2009 is presented in Note 10 to the consolidated financial statements included herein.

Item 1A.  Risk Factors.

The following are the material risk factors we face.

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

The lack of meaningful recovery in the domestic and global economy may negatively affect our operating results.  The uncertainty in economic conditions in many of our markets may impact demand for our products and render budgeting and forecasting difficult. The difficulty in forecasting demand increases the difficulty in anticipating our inventory requirements, which may cause us to over-produce finished goods, resulting in inventory write-offs, or under-produce finished goods, affecting our ability to meet customer requirements.

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

For the fiscal year ended June 30, 2011, Time Warner and Jupiter Telecommunications each accounted for approximately 11% of our total revenues and each approximately 20% of our video solutions revenue.  For the fiscal year ended June 30, 2010, Cox and Time Warner accounted for approximately 20% and 8% of our total revenues, respectively, and approximately 37% and 15% of our video solutions revenue, respectively.  If we are unsuccessful in maintaining and expanding key relationships with these and other existing customers or if these customers’ purchasing levels are reduced, our business will be materially adversely affected.  Further, if we are unsuccessful in establishing relationships with other large companies or experience problems in any of our systems, our ability to attract new customers and sell additional products to existing customers will be materially adversely affected.

Our video service provider customers sometimes swap sites or purchase sites from other video service provider customers.  If we already have products deployed at a swapped site, the new owner may replace our products or discontinue maintenance with respect to such site.  Alternatively, forecasted revenues could be negatively impacted because the new owner of the site may not need to purchase products from us due to their existing agreement with us.

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

In North America, video service provider companies have widely adopted video solutions over the past decade.  Many will be reluctant to change vendors as systems are upgraded, due to the integration into their network.  As a result, future opportunities for new sales of video servers into these markets may be limited.

If we fail to develop and market new products and product enhancements in a timely manner, our business could be adversely affected.

Our future success is dependent on our development and marketing of additional products that achieve market acceptance and enhance our current products.  In addition, services, products or technologies developed by others may render one or more of our products or technologies uncompetitive, unmarketable or obsolete.  Our future success will depend on our ability to continue to enhance our existing products, including development of new applications for our technology, and to develop and introduce new products to meet and adapt to changing customer requirements and emerging technologies.  Our failure to respond to rapidly changing technologies could adversely affect our business, financial condition and results of operations. Our efforts to trim certain expenses in research and development could have the unintended consequence of impacting our delivery of new products or enhancements to existing products. Our inability to develop, on a timely basis, new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.  There can be no assurance that we will be successful in pursuing any new products or enhancements to existing products.

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

We are expanding the media data services business.  The expansion will require additional resources, especially in research and development.  A failure by our customers to embrace the new offerings will be costly.

We have transitioned our sales model for media data and advertising solutions products from a one-time perpetual license sale, for which maintenance was sold separately, to either: (1) a term license with maintenance and managed services, or (2) software as a service.  In order to support this transformation, services employees continue to be added and trained.  We will also need to update our core software products.  We have made these changes in a challenging macro-economic environment and they may not be accepted by our customer base.  If we are not successful, we will have expended considerable effort and capital to transition the business and will not have received any economic benefit.

We cannot guarantee that our products and services will keep pace with technological developments and emerging industry standards, address the changing needs of our customers or achieve market acceptance, any of which could materially adversely affect our business.

The markets for our products are characterized by rapidly changing technology, evolving industry standards and new product introductions and enhancements.  There can be no assurance that we will be successful in enhancing our current and planned video and media data solutions and real-time products or developing, manufacturing and marketing new products that satisfy customer needs or achieve market acceptance.  In addition, services, products or technologies developed by others may render one or more of our products or technologies uncompetitive, unmarketable or obsolete.  Future technological advances in the real-time, television and video industries may result in the availability of new products and services that could compete with our solutions or reduce the cost of existing products or services.  Our future success will depend on our ability to continue to enhance our existing products, including development of new applications for our technology, and to develop and introduce new products to meet and adapt to changing customer requirements and emerging technologies.  Further, announcements of currently planned or other new product offerings by our competitors may cause customers to defer purchase decisions or to fail to purchase our existing solutions.  Our failure to respond to rapidly changing technologies could adversely affect our business, financial condition and results of operations.

The introduction of broadband Internet video services for televisions may gain traction, thus replacing current VOD services and causing a negative impact on Concurrent’s on-demand revenue.

We believe a number of well-funded companies such as Amazon, Apple, Hulu, Google, Netflix, and Yahoo are capable of delivering Internet video services for home television viewing.  If these products are developed, successfully deployed and embraced by consumers, our customers may discontinue purchases of our video products.

We have experienced competitive pricing pressure for our products and services.  If this continues it may impact our revenue and call into question our ability to achieve and maintain profitability.

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

We incurred net losses of $3.3, $1.0, $14.5, $12.2 and $9.3 million in fiscal years ended June 30, 2011, 2010, 2009, 2007 and 2006, respectively.  Our $14.5 million net loss in fiscal 2009 included a one-time $17.1 million non-cash impairment of intangibles.  As of June 30, 2011, we had an accumulated deficit of approximately $176.5 million.  We may incur additional net losses in the future.

We utilize open source software, which could enable our competitors to gain access to our source code and distribute it without paying any license fee to us.

Key components of both our real-time and video solutions products utilize open source software on Linux platforms.  Some open source software, especially that provided under the GNU Public License, is provided pursuant to licenses that limit the restrictions that may be placed on the distribution and copying of the provided code.  Thus, it is possible that customers or competitors could copy portions of our software and freely distribute it.  This could substantially impact our business and our ability to protect our products and future business.

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

Other companies, such as Pragmatus VOD LLC, Olympic Developments AG, LLC, and our competitors, may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products.  Further, we have indemnification obligations with numerous customers that could require us to become involved in intellectual property litigation.  As a result, we may be found to be infringing on the intellectual property rights of others.  In the event of a successful claim of infringement against us or against a customer to which we have an indemnification obligation, our business and operating results could be adversely affected.

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

The markets for video and media data solutions and real-time products are extremely competitive.  Our primary on-demand competitor, SeaChange International, Inc., is well funded and has been successful in the VOD market.  Other competitors include divisions of larger public companies with an established presence in the industry.  Further, as we expand our product offerings to additional delivery devices, we encounter a different set of competitors for each new product line.  This intense competition has negatively impacted our VOD revenues and may severely impact our success and ability to earn additional revenue through expanding our video solutions offerings.

Although we currently enjoy a leadership position in providing media data and advertising solutions and services, this is also a very competitive field.  We could be displaced by some competitors or internally-developed solutions.

The market for our real-time products is ever changing.  Although we currently enjoy a leadership position in high-performance, highly deterministic computing solutions, a number of well-funded competitors such as Oracle, IBM, and Red Hat, among others, could displace us.  As demand shifts, we may be unable to adequately respond to customer demands or technology changes.  There may be new entrants into the real-time market with better, more appropriate products.  We may also experience decreasing prices for our products and services due to competition, the purchasing leverage of our customers and other factors.

A list of the primary competitors we face in both of our markets and a categorization of our competitors is included under the Competition heading in the Business section in this Annual Report on Form 10-K for the year ended June 30, 2011.

Future issuances or repurchases of our equity, or transfers of our equity by third parties, may impair our future ability to use a substantial amount of our existing net operating loss carryforwards.

Future transactions and the timing of such transactions could cause an additional ownership change for Section 382 income tax purposes. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock, or acquisitions or sales of shares of Concurrent stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account. Many of these transactions are beyond our control. If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate a new annual restriction on the use of our net operating loss carryforwards to offset future taxable income, but we would be able to continue to carry forward unused amounts from prior years.

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

We derive a significant portion of our real-time revenues from the supply of systems under government contracts and/or orders.  For the fiscal year ended June 30, 2011, we recorded $11.9 million in sales to U.S. government prime contractors and agencies of the U.S. government, down $1.7 million, or 13% from the year ended June 30, 2010.  These sales represent approximately 18% and 23% of our total sales in the fiscal years ended June 30, 2011 and 2010, respectively.  Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, changes in governmental policies or regulations which could significantly increase the cost of doing business with the government and the imposition of budgetary constraints.  Many governments are struggling to balance their budgets which could further reduce funding for contracts.  A loss of government contract revenues would have a material adverse effect on our business, results of operations and financial condition.

In some cases, we rely on a limited number of suppliers, which entails several risks, including the possibility of defective parts, a shortage of components, an increase in component costs, and reduced control over delivery schedules.

We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms.  These components include systems, system boards, memory, CPUs, mother boards, storage devices, software, and chassis.  We purchase product components from the following single suppliers: Dell, Xyratex, Qlogic, Dot Hill, STEC, Curtis-Wright, Oracle, Kardios, KMA Systems, Supermicro, GE Fanuc, Data Device Corporation, Seagate, Western Digital, Myricom, and North Atlantic Industries.  In most cases, comparable products are available from other sources, but would require significant reengineering to conform to our system specifications.  Single-source suppliers accounting for 10% or more of these purchases during the fiscal year ended June 30, 2011 were Xyratex (21%) and Dell (20%).  Single-source suppliers accounting for 10% or more of these purchases during the fiscal year ended June 30, 2010 were Xyratex (20%) and Dell (19%).

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

A large number of our maintenance contracts are for legacy systems that are aging and may be replaced.

A large percentage of the services we provide are to customers who run our legacy hardware and systems.  Over time, these systems will be replaced and the customers may not choose to purchase replacement systems from us.   In such a case, our service revenue will be materially negatively impacted.

Sales by our international subsidiaries accounted for approximately 28%, 23% and 23% of our revenue in fiscal years 2011, 2010, and 2009, respectively.  Accordingly, our business is susceptible to numerous risks associated with international operations.  Further, sales by our U.S. operation to international customers range from 8% to 13% of total revenue per year.

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

Our ability to enforce our rights to our intellectual property in certain countries is uncertain and may impact our ability to make sales.

We protect our intellectual property through confidentiality and non-disclosure agreements with employees, partners and customers, as well as availing ourselves of the protections under intellectual property laws.  In certain countries, our ability to assert our interests in our intellectual property is not certain.  Our revenues may be impacted if our intellectual property is copied or otherwise misappropriated and we are not able to successfully assert our rights over our intellectual property.  We may be unable to make sales if our intellectual property is copied; we may face increased competition if our trade secrets are disclosed; our reputation may be negatively impacted if our company or product names are misused.

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

We are subject to various international, U.S. federal, state and local laws affecting our video solutions and real-time product lines.  The television industry is subject to extensive regulation in the United States and other countries.  Our video solutions revenue is dependent upon the continued growth of the digital television industry in the United States and internationally.  Broadband companies are subject to extensive government regulation by the FCC and other federal and state regulatory agencies.  The 1984 Cable Act, which amended the Communications Act of 1934, established policies in the areas of ownership, channel usage, franchise provisions and renewals, subscriber rates and privacy, obscenity and lockboxes, unauthorized reception of services, equal employment opportunity, and pole attachments. The 1984 Cable Act also defined jurisdictional boundaries among federal, state and local authorities for regulating cable television systems which, among other provisions, allow for expanded regulatory powers when domestic cable penetration exceeds a threshold of 70% of U.S. households.  Additional regulations could have the effect of limiting capital expenditures by our customers and thus could have a material adverse effect on our business, financial condition and results of operations.  If we were found to be, or believed to be non-compliant with privacy laws, we could face substantial exposure to government fines or privacy litigation.  This risk is especially important for our Media Data and Advertising Solutions since these products monitor set-top-box functions that could be impacted by privacy law protections. Additionally, regulations could have the effect of limiting capital expenditures by broadband companies and thus could have a material adverse effect on our business, financial condition and results of operations.  The enactment by federal, state or international governments of new laws or regulations could adversely affect our customers, and thereby materially adversely affect our business, financial condition and results of operations.  Our real-time revenue is also subject to strict government regulation as the result of the government work we do.  The regulations deal with security clearances, privacy, employment practices, pricing, purchasing, intellectual property and integrity.  If we were ever found in violation or if out of tolerance, our production and resultant revenues could be halted or significantly delayed.

We may be subject to liability if private information supplied to our customers is misused.

Our video solutions allow companies to collect and store data that many viewers may consider confidential.  Unauthorized access or use of this information could result in liability to our customers, and potentially us, and might deter potential on-demand viewers.  We have no control over the policy of our customers with respect to the access to this data and the release of this data to third parties.

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

Our common stock is traded on the NASDAQ Global Market.  For the twelve months ended June 30, 2011, the high and low prices reported on the NASDAQ Global Market were $7.31 and $4.32, respectively.  Further, as of August 29, 2011, the closing price as reported on the NASDAQ Global Market was $___.  The market price of our common stock may fluctuate significantly in the future in response to various factors, some of which are beyond our control, including, among others:

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal facilities as of June 30, 2011, are listed below.  All of the principal facilities are leased.  Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

Location	Principal Use	Expiration Date Of Lease	Approx. Floor Area
			(Sq. Feet)
4375 River Green Parkway Suite 100 Duluth, Georgia 30096	Corporate Headquarters, Administration, Research & Development, Service, Sales and Marketing	December 2015	36,600

2881 Gateway Drive Pompano Beach, Florida 33069	Administration, Research & Development, Manufacturing, Service, Sales and Marketing	December 2013	30,000

30775 Bainbridge Road Suite 100 Solon, OH 44139	Media Data and Advertising Solutions Research & Development and Support	September 2015	8,000

In addition to the facilities listed above, we also lease space in various domestic and international industrial centers for use as sales and service offices.

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

Item X. Officers of the Registrant.

Our officers are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal.  Set forth below are the names, positions, and ages of executive officers as of August 26, 2011:

Name	Position	Age

Dan Mondor	President, Chief Executive Officer, and Director	56
Kirk L. Somers	Executive Vice President, Corporate Affairs	46
Emory O. Berry	Chief Financial Officer and Executive Vice President of Operations	45
Paul Haddad	Senior Vice President, Media Data and Advertising Solutions	43

Dan Mondor, President, Chief Executive Officer, and Director.  Mr. Mondor joined Concurrent as Chief Executive Officer and Director on April 23, 2008.  Mr. Mondor has over 30 years of industry experience with leading global corporations in general management, sales, marketing and strategic planning.  Prior to joining Concurrent, Mr. Mondor held a number of senior executive positions with Mitel Networks, Inc., Nortel Networks, Inc. and Siemens Corporation.  From February 2007 to March 2008 he was president of Mitel Networks, Inc. with responsibility for Mitel’s U.S. region.  Prior to joining Mitel, he was vice president of Solutions at Nortel and has held a number of senior executive positions during his 16 year career at Nortel. He was with Siemens AG from 1984 to 1990 and began his career with Bell-Northern Research.  Mr. Mondor has a Masters of Engineering from the University of Ottawa and a BS in Electrical Engineering from the University of Manitoba.

Kirk L. Somers, Executive Vice President, Corporate Affairs.  Mr. Somers has served as Executive Vice President since February 2007.  He joined the Company as General Counsel in November 2001 and was appointed Secretary in August 2004.  In January 2005, Investor Relations was added to his responsibilities.  From 2007 to 2009 he was responsible for Concurrent’s international subsidiaries.  In July 2010, he assumed responsibility for Human Resources.  Immediately prior to joining Concurrent, from December 1998 to November 2001, Mr. Somers was the Assistant General Counsel for a company within divine, inc. (f.k.a. eshare communication, Inc.), a developer and marketer of enterprise interactive management solutions, where he was responsible for corporate-wide development and enforcement of the company’s intellectual property portfolio as well as commercial contracts and other corporate matters.  From December 1995 to December 1998, Mr. Somers was a partner in the law firm of Marshall & Melhorn in Toledo, Ohio practicing in the area of litigation.  Prior to that, he was a JAG in the USAF.

Emory O. Berry, Chief Financial Officer and Executive Vice President of Operations.  Mr. Berry has served as our Chief Financial Officer and Executive Vice President of Operations since August 1, 2008.  Before joining Concurrent, Mr. Berry had been serving as the Company’s Chief Financial Officer through the financial management staffing firm TechCFO, LLC (“TechCFO”) since March 9, 2007.  Mr. Berry was an active partner at TechCFO from August 2006 to August 2008.  Beginning in August 1999, Mr. Berry served as the Chief Financial Officer of DVT Corporation, until its acquisition in May 2005 by Cognex Corporation, a publicly traded provider of machine vision systems.  From May 2005 through January 2007, Mr. Berry assisted Cognex with the financial and operational integration of DVT as a consultant.  From June 1998 through March 1999, Mr. Berry served as Chief Financial Officer and Treasurer of Firearms Training Systems, which was a publicly traded company at that time, specializing in simulated weapons training systems.  Mr. Berry also served as the Director of Corporate Accounting of Firearms Training Systems from March 1997 through June 1998.  He is a certified public accountant.

Paul Haddad, Senior Vice President, Media Data and Advertising Solutions.  Mr. Haddad joined Concurrent in 2009 and serves as our Senior Vice President of Media Data and Advertising Solutions.  Mr. Haddad has more than 15 years experience in the telecommunications and data and information technology industries.  Prior to joining Concurrent, he was the president and chairman of Solusia, a turnkey wireless deployment and automated program management firm from 2005 to 2008.  Prior to this entrepreneurial venture, Mr. Haddad served in various global management roles at Nortel’s Optical Networks business unit.  His responsibilities ranged from systems engineering and design, product line management, sales and marketing, and general management of the wireless backhaul solutions division. Mr. Haddad holds patents in the bandwidth trading and in the information management data engines domains.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is currently traded under the symbol “CCUR” on the NASDAQ Global Market.  The following table sets forth the high and low sales price for our Common Stock for the periods indicated, as reported by the NASDAQ Global Market.

Fiscal Year 2011
Quarter Ended:	High	Low

September 30, 2010	$6.84	$4.32
December 31, 2010	$7.31	$4.58
March 31, 2011	$6.57	$4.77
June 30, 2011	$6.89	$5.46

Fiscal Year 2010
Quarter Ended:	High	Low

September 30, 2009	$5.68	$3.77
December 31, 2009	$4.72	$3.38
March 31, 2010	$6.05	$3.80
June 30, 2010	$6.22	$4.54

On August 26, 2011, the last reported sale price of our common stock on NASDAQ was $5.81 per share and there were approximately 463 holders of record of our common stock. We believe that the number of beneficial holders of our common stock exceeds 6,300.

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

Our video solutions consist of software, hardware, and services for intelligently streaming video and collecting media data based on cross services data aggregation, logistics, and intelligence applications.  Our video solutions and services are deployed by video service providers for distribution of video to consumers and collection of media data intelligence to fully manage their video business and operations.

Our real-time products consist of Linux® and other real-time operating systems and software development tools combined, in most cases, with hardware and services.  These products are sold to a wide variety of companies seeking high-performance, real-time computer solutions in the military, aerospace, financial and automotive markets around the world.

We are implementing our strategy to market our video solutions, including our media data and advertising solutions, to video service providers and in new markets outside of our traditional customer base.  We believe this strategy may have a positive impact on our business; however, we cannot assure the success or timing of this initiative.  We expect to continue to review and realign our cost structure as needed, balanced with investing in the business.

Our sales model for MDAS products is converting from a one-time perpetual license sale, for which maintenance was sold separately, to either: (1) a term license with maintenance and managed services, or (2) software as a service.  We expect that revenue from these sales generally will be recognized over the term of the various customer contracts.

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

We have identified the following as accounting policies critical to us:

Revenue Recognition and Related Matters

As described in footnotes 2 and 3 of our condensed consolidated financial statements, in September 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”). This guidance pertains to revenue arrangements with multiple deliverables, and accounting guidance on all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  We adopted these new accounting standards on July 1, 2010, and we elected to apply the guidance on a prospective basis.

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

Our standard multiple-element contractual arrangements with our customers generally include the delivery of systems with multiple components of hardware and software, certain professional services that typically involve installation and consulting, and ongoing software and hardware maintenance.  Product revenue is generally recognized when the product is delivered.  Professional services that are of a consultative nature may take place prior to, or after, delivery of the system, and installation services typically occur within 90 days after delivery of the system.  Professional services revenue is typically recognized as the service is performed.  Initial warranty begins after delivery of the system and typically is provided for 90 days to two years after delivery. Maintenance revenue, where applicable, will be recognized ratably over the maintenance period. Our product sales are predominantly system sales whereby software and equipment function together to deliver the essential functionality of the combined product.  Upon our adoption of ASU 2009-14 on July 1, 2010, sales of these systems were determined to typically be outside of the scope of the software revenue guidance in Topic 985 (previously included in SOP 97-2) and be accounted for under ASU 2009-13.

Our sales model for media data and advertising solutions products is converting from a one-time perpetual license sale, for which maintenance was sold separately, to two types of commercial models: 1) a term license with maintenance and managed services, or 2) software as a service.  Professional services attributable to implementation of our products or managed services are essential to the customers’ use of these products and services.    We defer commencement of revenue recognition for the entire arrangement until we have delivered the essential professional services or have made a determination that the remaining professional services are no longer essential to the customer.  We recognize revenue for managed service arrangements and software-as-a-service arrangements once we commence providing the managed or software services and recognize the service revenue ratably over the term of the various customer contracts.  In circumstances whereby we sell a term license and managed services, we commence revenue recognition after both the software and service are made available to the customer and recognize the revenue from the entire arrangement ratably over the longer of the term license or managed service period.

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

Our product deliverables are typically comprised of complete systems with numerous hardware and software components that operate together to provide essential functionality, and we are typically unable to establish VSOE or TPE of fair value for our products.  Due to the custom nature of our products, we must determine ESP at the individual component level whereby our estimated selling price for the total system is determined based on the sum of the individual components.  ESP for components of our real-time products is typically based upon list price, which is representative of our actual selling price.  ESP for components of our video products are based upon our most frequent selling price (“mode”) of standalone and bundled sales, based upon a 12 month historical analysis.  If a mode selling price is not available, then ESP will be the median selling price of all such component sales based upon a 12 month historical analysis, unless facts and circumstances indicate that another selling price, other than the mode or median selling price, is more representative of our estimated selling price.  Our methodology for determining estimated selling price requires judgment, and any changes to pricing practices, the costs incurred to manufacture products, the nature of our relationships with our customers, and market trends could cause variability in our estimated selling prices or cause us to re-evaluate our methodology for determining estimated selling price.  We will update our analysis of mode and median selling price at least annually, unless facts and circumstances indicate that more frequent analysis is required.

Revenue for fiscal year 2011 was $66.8 million, with the adoption of ASU 2009-13 and ASU 2009-14.  This compares with revenue of $65.0 million for the fiscal year 2011, had we not adopted ASU 2009-13 and ASU 2009-14. The primary driver of the impact was a $1.9 million increase in product revenue (partially offset by a $0.1 million decrease in service revenue) during the fiscal year 2011 that resulted from our ability to recognize revenue from product sales that had undelivered elements for which we are now able to establish an estimated selling price under new guidance, but that would have required a full deferral of revenue under previous accounting guidance, due to our inability to establish VSOE for the undelivered element. The aforementioned increase in recognizable product revenue also resulted from allocating discounts on bundled orders to both delivered elements, which typically include products, and undelivered elements, which typically include maintenance and professional services, using the relative selling price method under ASU 2009-13.  Prior to adoption of ASU 2009-13 and 2009-14, we used the residual method which required us to allocate the entire discount on bundled arrangements to the delivered elements.  As of June 30, 2011, our deferred revenue was $12.9 million, as compared to $14.7 million had we not adopted ASU 2009-13 and 2009-14.

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

Guarantees

We recognize the fair value of guarantee and indemnification arrangements issued or modified by us, if these arrangements are within the scope of the interpretation.  In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under previously existing GAAP, in order to identify if a loss has occurred.  If we determine that it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications.  Under our standard software license, services and maintenance agreement, we often agree to indemnify, defend and hold harmless our licensees from and against certain losses, damages and costs arising from claims alleging the licensees’ use of our software infringes the intellectual property rights of a third party.  Historically, we have not been required to pay material amounts in connection with claims asserted under these provisions and, accordingly, we have not recorded a liability relating to such provisions.

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

Selected Operating Data as a Percentage of Net Sales

The following table sets forth our consolidated historical operating information, as a percentage of total revenues, unless otherwise noted, for the periods indicated:

	Year Ended June 30,
	2011	2010
Revenue (% of total sales):
Product	61.8%	59.2%
Service	38.2	40.8
Total revenue	100.0	100.0
Cost of sales (% of respective sales category):
Product	42.2	41.3
Service	46.9	37.4
Total cost of sales	44.0	39.8
Gross margin	56.0	60.2
Operating expenses:
Sales and marketing	26.0	25.7
Research and development	21.2	20.7
General and administrative	12.9	14.3
Total operating expenses	60.1	60.7
Operating loss	(4.1)	(0.5)

Interest income (expense) - net	0.1	(0.1)
Other expense, net	(0.1)	(0.4)

Loss before income taxes	(4.1)	(1.0)

Provision for income taxes	0.8	0.7
Net loss	(4.9)	(1.7)

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

Fiscal Year 2011 in Comparison to Fiscal Year 2010

The following table sets forth summarized consolidated financial information for each of the two fiscal years ended June 30, 2011 and 2010, as well as comparative data showing increases and decreases between periods.

	Year ended June 30,
(Dollars in Thousands)	2011	2010	$ Change	% Change
Product revenue	$41,287	$35,762	$5,525	15.4%
Service revenue	25,513	24,659	854	3.5%
Total revenue	66,800	60,421	6,379	10.6%

Product cost of sales	17,437	14,787	2,650	17.9%
Service cost of sales	11,966	9,234	2,732	29.6%
Total cost of sales	29,403	24,021	5,382	22.4%

Product gross margin	23,850	20,975	2,875	13.7%
Service gross margin	13,547	15,425	(1,878)	(12.2%)
Total gross margin	37,397	36,400	997	2.7%

Operating expenses:
Sales and marketing	17,346	15,540	1,806	11.6%
Research and development	14,129	12,530	1,599	12.8%
General and administrative	8,641	8,658	(17)	(0.2%)
Total operating expenses	40,116	36,728	3,388	9.2%

Operating loss	(2,719)	(328)	(2,391)	729.0%

Interest income (expense), net	67	(57)	124	NM (1)
Other expense, net	(57)	(233)	176	(75.5%)
Loss before income taxes	(2,709)	(618)	(2,091)	338.3%
Provision for income taxes	546	396	150	37.9%

Net loss	$(3,255)	$(1,014)	(2,241)	221.0%

(1) NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for fiscal year 2011 was approximately $41.3 million, an increase of $5.5 million, or 15.4%, from approximately $35.8 million in fiscal year 2010.  The increase in product revenue resulted primarily from a $4.4 million, or 24.9%, increase in video solutions product sales in fiscal year 2011, compared to our fiscal 2010.  Video solutions product sales increased $3.5 million in Japan in fiscal year 2011, compared to fiscal year 2010, due to the completion and delivery of a custom product solution to our largest Japanese cable customer and also due to an increase in volume of video storage expansion system sales to that same Japanese cable customer in fiscal year 2011. Video solutions product sales also increased by $0.9 million due to incremental sales in the People’s Republic of China (the “PRC”), as we have begun to deliver video systems to new cable providers in the PRC during the latter half of our fiscal 2011.   We expect additional video system revenues for cable systems in the PRC, however we cannot be certain as to the amount or timing of such revenues.  Video solutions in the United States remained flat year over year, despite a decline in United States sales volume, primarily due to $0.8 million of additional revenue attributable to the adoption of ASU 2009-13 and ASU 2009-14 in the current fiscal year.  Fluctuation in video solutions revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.

Our real-time product revenue increased approximately $1.1 million, or  6.3%, in fiscal year 2011, compared to our fiscal year 2010, primarily due to a $1.6 million increase in real-time revenue in the United States. Real-time product revenue in the United States increased in fiscal year 2011, compared to the same period in the prior year, primarily due to a broad-based increase in sales volume of our real-time products in the United States resulting from an increase in customer spending related to military and other government programs during the current period.  Our international real-time product revenue decreased by $0.5 million in fiscal year 2011 due to lower European sales volume.  Further, the $0.5 million decrease in international real-time revenue is net of a $1.0 million increase in real-time product revenue attributable to the adoption of ASU 2009-13 and ASU 2009-14 in the current fiscal year.

Service Revenue.  Total service revenue for fiscal year 2011 was $25.5 million, an increase of approximately $0.9 million, or 3.5%, from $24.7 million in fiscal year 2010.  The increase in service revenue was due to a $1.1 million, or 7.7%, increase in service revenue related to our video solutions product line. Video solutions service revenue increased in fiscal year 2011, compared to the same period in the prior year, primarily due to incremental revenue from managed services contracts to provide media data and advertising solutions services, which are part of our video solutions product line.  During the latter half of our prior fiscal year, we began converting our sales model for media data and advertising solutions products from a one-time perpetual license sale, for which maintenance was sold separately, to either: (1) a term license with maintenance and managed services, or (2) software as a service.  This change in business model results in a greater portion of our media data and advertising solutions revenue being recognized as service revenue.

Partially offsetting the increase in our video solutions service revenues, service revenues related to real-time product sales decreased $0.3 million, or 3.2%, in fiscal year 2011, compared to the prior fiscal year.   We have experienced a steady decline in real-time service revenues over the past few years, as our legacy products have been removed from service and, to a lesser extent, from customers purchasing our new products that produce less service revenue.  We expect real-time service revenues to ultimately decline further, as legacy systems continue to be removed from service and are only partially offset by newer system service and price increases to maintain support of legacy systems.

Product Gross Margin.  Product gross margin was $23.9 million in fiscal year 2011, an increase of approximately $2.9 million, or 13.7%, from $21.0 million in fiscal year 2010.  Product gross margin as a percentage of product revenue decreased to 57.8% in fiscal year 2011 from 58.7% in fiscal year 2010.  Product margins increased in terms of dollars due to higher product revenue during the twelve months ended June 30, 2011, compared to the same period of the prior year.  Product gross margins, as a percentage of product revenue, decreased  primarily because a larger percentage of product revenue in fiscal year 2011 was comprised of lower margin customized video solutions software and systems, compared to fiscal year 2010.

Service Gross Margin.  Gross margin on service revenue was $13.5 million in fiscal year 2011, a decrease of $1.9 million, or 12.2%, from $15.4 million in fiscal year 2010.  Service gross margins decreased in terms of dollars and percent of revenue due to a $2.7 million, or 29.6% increase in service cost of sales that primarily resulted from increasing personnel, establishment and use of a hosting facility, and additional interactive functionality costs to support our existing media data and advertising solutions managed services contracts and to establish the required support for potential new business.  Also, we recorded $0.7 million of our purchased technology amortization expense to service cost of sales in fiscal year 2011, compared to $0 in the prior year period, as our revenue associated with this technology is now being earned primarily by providing software as a managed service, rather than by software product sales in the prior year period.

Sales and Marketing.  Sales and marketing expenses increased approximately $1.8 million, or 11.6% to $17.3 million in fiscal year 2011 from approximately $15.5 million in fiscal year 2010.  Sales and marketing expense increased primarily because we incurred $0.7 million of additional incentive compensation generated by higher revenue during the current period and $0.2 million of additional share-based compensation in fiscal year 2011, compared to the same period in the prior year.  Also, we incurred $0.7 million of additional salaries, benefits and contractor costs as part of the implementation of our strategy to sell our video solutions to the internet and mobile device markets, and because we have increased our efforts to sell through new channels.

Research and Development.  Research and development expenses increased $1.6 million, or 12.8%, to approximately $14.1 million in fiscal year 2011 from $12.5 million in fiscal year 2010.  Research and development expenses increased primarily because we incurred $1.2 million of additional salaries and benefits to develop solutions to deliver video to the internet and mobile device markets and expenses resulting from the purchase of intellectual property from Tellytopia during fiscal year 2011.  We determined that the purchased technology had not reached technological feasibility; therefore, we expensed the full amount of the cost to research and development expenses at the time of purchase.  We also incurred $0.2 million of additional share-based compensation and incentive compensation resulting from additional restricted stock grants and from higher revenue, respectively, in fiscal year 2011, compared to the same period in the prior year.  In addition, we incurred $0.2 million of additional depreciation costs during the twelve months ended June 30, 2011, as compared to the same period in the prior year, due to a trend of increasing capital expenditures for development and test equipment in the past few years.

General and Administrative.  General and administrative expenses decreased less than $0.1 million, or 0.2%, to approximately $8.6 million in fiscal year 2011 from $8.7 million in fiscal year 2010.  General and administrative expenses decreased primarily due to $0.3 million lower salaries and benefits and incentive compensation costs in fiscal year 2011, compared to the same period in the prior year.  In addition, we incurred $0.1 million less severance expense during the twelve months ended June 30, 2011, as compared to the same period in the prior year.  Partially offsetting these decreases in costs, we incurred $0.3 million of additional share-based compensation costs resulting from both additional restricted stock grants and achievement of performance criteria for performance-based restricted stock in fiscal year 2011, compared to the same period in the prior year.

Provision (Benefit) for Income Taxes.  We recorded income tax expense for our domestic and foreign subsidiaries of $0.5 million in fiscal year 2011, compared to income tax expense of $0.4 million in fiscal year 2010.  Our tax provision in fiscal years 2011 and 2010 were primarily attributable to income earned in Japan that cannot be offset by U.S. net operating loss carryforwards and that is subject to an approximately 49% effective tax rate in fiscal 2011 and was subject to a 59% effective tax rate in fiscal 2010.  We have net operating loss carryforwards available to offset taxable income in the United States and in many of the foreign locations in which we operate, but do not have net operating loss carryforwards available to offset taxable income in Japan.  We have established a full valuation allowance for deferred tax assets attributable to our net operating loss carryforwards, as we have determined that it is more likely than not that such deferred tax assets will not be realized.

Net Loss.  Net loss for fiscal year 2011 was ($3.3) million or ($0.39) per basic and diluted share, compared to a net loss for fiscal year 2010 of ($1.0) million, or ($0.12) per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, product and service costs, operating results and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•	the impact of the global economic conditions on our business and our customers;

•	the rate of growth or decline or change in market, if any, of video solutions market expansions and the pace that video service companies implement, upgrade or replace video solutions technology;

•	our ability to leverage the potential of our media data management to serve media data, advanced advertising and other related data initiatives;

•	the rate of growth or decline, if any, of deployment of our real-time operating systems and tools;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	our ability to manage expenses consistent with the rate of growth or decline in our markets;

•	the success of our strategy to market our solutions for the internet and mobility markets;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product and service sales;

•	our ability to raise additional capital, if necessary;

•	our ability to obtain additional or replacement bank financing, if necessary;

•	our ability to meet the covenants contained in our Revolver;

•	timing of product shipments, which typically occur during the last month of the quarter;

•
our reliance on a small customer base (three customers accounted for 32% of our revenue for the twelve months ended June 30, 2011 and two customers accounted for 31% of our revenue for the twelve months ended June 30, 2010);

•	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles; and

•
the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital.

Uses and Sources of Cash

We generated $3.5 million of cash from operating activities during fiscal year 2011 compared to generating $6.5 million of cash during fiscal year 2010.  Operating cash inflow during the twelve months ended June 30, 2011 was primarily attributable to the favorable timing of accounts receivable collections during the year.   Partially offsetting the increase in cash from receivable collections in fiscal 2011, we paid down our outstanding trade payables as a result of our improved receivables collection efficiency at the end of fiscal 2011. Prior period operating cash inflow was primarily attributable to prepayments from two of our video customers for multi-year maintenance and service contracts.  As a result, deferred revenue increased by approximately $6.5 million in fiscal year 2010.

We invested a net amount of $5.5 million in short-term investments during the twelve months ended June 30, 2011, compared to $0 in the same period of the prior year.  We moved cash to these short-term investments in fiscal 2011 to earn a higher return than we had previously earned with our cash and cash equivalent balances.  Our short-term investments primarily consist of highly liquid commercial paper and corporate bonds.   Additionally, our short-term investments have original maturities of more than 3 months, but no more than 12 months.

We invested $2.0 million in property, plant and equipment during fiscal year 2011 compared to $3.1 million during fiscal year 2010.  Capital additions during each year were primarily related to development and test equipment for our development group  and demonstration systems used by our sales and marketing group.

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

The interest rate on the Revolver was 4.0% as of June 30, 2011. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of June 30, 2011, $10.0 million was available to us under the Revolver.  As of June 30, 2011, $0 was drawn under the Revolver, and we did not draw against the Revolver during fiscal year 2011.

Under the Revolver, we are obligated to maintain a consolidated tangible net worth of at least $12.0 million as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs, and a consolidated quick ratio of at least 1.25 to 1.00.  As of June 30, 2011, we were in compliance with these covenants as our adjusted quick ratio (cash, short-term investments and accounts receivable divided by current liabilities minus deferred revenue) was 5.49 to 1.00 and our tangible net worth (total assets minus total liabilities and intangible assets) was $28.9 million.  The Revolver is secured by substantially all of the assets of Concurrent.

At June 30, 2011, we had working capital (current assets less current liabilities) of $30.3 million, including cash, cash equivalents and short-term investments of approximately $33.3 million, and had no material commitments for capital expenditures.  At June 30, 2010, we had working capital of $30.5 million, including cash and cash equivalents of approximately $31.4 million.  Based upon our existing cash balances and short-term investments, historical cash usage, available credit facility, and anticipated operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2011:

	Payments Due By Fiscal Year
	(Dollars in thousands)
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Operating leases	$9,297	$2,137	$3,928	$2,505	$727
Revolving line of credit -
Interest and bank fees	113	50	63	-	-
Pension plan	3,169	240	567	658	1,704
Total	$12,579	$2,427	$4,558	$3,163	$2,431

Recently Issued Accounting Pronouncements

Adopted

In September 2009, the FASB issued ASU No. 2009-13, which provides principles and application guidance on whether multiple deliverables exist, determining the unit of accounting for each deliverable, and the consideration allocated to the separate units of accounting.  Additionally, this guidance requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price (“TPE”), eliminates the use of the residual method, and requires an entity to allocate revenue using the relative selling price method.  However, guidance on determining when the criteria for revenue recognition are met and how an entity should recognize revenue for a given unit of accounting are contained in other accounting literature and are not changed by ASU 2009-13.  The guidance in ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We adopted this accounting standard on July 1, 2010.  See footnote 2 of these Condensed Consolidated Financial Statements for information regarding the impact of this adoption on our consolidated financial statements.

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

Not yet adopted

The FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 represents the converged guidance of the FASB and the IASB (“Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. We have evaluated the potential impact of these amendments and expect they will not have a significant impact on our financial position or results of operations.

The FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)” (“ASU 2011-05”).  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  ASU 2011-05 also requires an entity to present on the face of the financial statement reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU 2011-05 should be applied retrospectively and is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We have evaluated the potential impact of ASU 2011-05 and expect it will not have a significant impact on our financial position or results of operations.

Cautionary Statements Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this annual report may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, the impact of our new video solutions strategy on our business, anticipated managed service revenue and cost of sales from our Media Data and Advertising Solutions sales, expected level of capital additions, reduced product revenue due to the economic downturn, the expected timing of revenue recognition for Media Data and Advertising Solutions sales, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash,  the impact of litigation, and our trend of declining real-time service revenue.  These statements are based on beliefs and assumptions of our management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: delays or cancellations of customer orders; changes in product demand; economic conditions; our ability to satisfy the financial covenants in the Revolver; various inventory risks due to changes in market conditions; margins of video business to capture new business; fluctuations and timing of large video orders; doing business in the People’s Republic of China; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of  competition on the pricing of video solutions products; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new video solutions; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macro-economic environment; continuing unevenness of the global economic recovery; privacy concerns over data collection; earthquakes, tsunamis and other natural disasters in which our customers and suppliers operate; and the availability of debt or equity financing to support our liquidity needs.

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

Changes in Internal Control

There were no significant changes to our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of June 30, 2011 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Concurrent’s internal control over financial reporting is effective as of June 30, 2011.

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

/s/ Dan Mondor	/s/ Emory O. Berry

Dan Mondor President and Chief Executive Officer	Emory O. Berry Chief Financial Officer and Executive Vice President of Operations

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding the Registrant’s executive officers is located in Item X of this Form 10-K.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors” in the Registrant's Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on October 26, 2011 (“Registrant's 2011 Proxy Statement”).

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant's 2011 Proxy Statement.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors – Corporate Governance and Committees of the Board of Directors” in the Registrant’s 2011 Proxy Statement.

Item 11. Executive Compensation.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Compensation Discussion and Analysis” (Other than the Compensation Committee Report) and “Compensation of Directors” in the Registrant's 2011 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions “Common Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in Registrant's 2011 Proxy Statement.

The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Registrant herein incorporates by reference in this Form 10-K certain information under the caption “Certain Relationships and Related Party Transactions” in Registrant’s 2011 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The registrant hereby incorporates by reference in this Form 10-K certain information under the caption “Principal Accountant Fees and Services” in Registrant’s 2011 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements Filed As Part Of This Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2011 and 2010

Consolidated Statements of Operations for each of the three years in the period ended June 30, 2011

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for each of the three years in the period ended June 30, 2011

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2011

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, is not applicable, material or required.

(3) Exhibits

Exhibit                                Description of Document

3.1	--Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	--Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	--Certificate of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	--Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

3.5
--Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	--Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	--Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	--Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.2	--Form of Rights Certificate (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2002).

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

10.13	--Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006).

10.14	--Consulting Services Agreement among the Company, TechCFO and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.15	--Indemnification Agreement between the Company and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.16
--Form of Securities Purchase Agreement by and among Concurrent Computer Corporation and the purchasers set forth on the signature pages thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

10.17	--First Amendment to Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2007 (No. 000-13150)).

10.18
--Amended and Restated Employment Agreement between Concurrent Computer Corporation and Dan Mondor dated October 4, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 4, 2010 (No. 000-13150)).

10.19	--Second Amendment to Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 24, 2008 (No. 000-13150)).

10.20
--Employment Agreement, dated August 1, 2008, between Concurrent Computer Corporation and Emory O. Berry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2008 (No. 001-13150)).

10.21	--Second Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 2, 2010 (No. 000-13150)).

14.1	--Code of Ethics for Senior Executives & Financial Officers (incorporated by reference to the Registrant’s Proxy for the fiscal year ended June 30, 2003).

21.1*	--List of Subsidiaries.

23.1*	--Consent of Deloitte & Touche LLP.

31.1*	--Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	--Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	--Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	--Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Included herewith.

CONCURRENT COMPUTER CORPORATION
ANNUAL REPORT ON FORM 10-K

Item 8
Consolidated Financial Statements and Supplementary Data
Year Ended June 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Concurrent Computer Corporation:

We have audited the accompanying consolidated balance sheets of Concurrent Computer Corporation and subsidiaries (the "Company") as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Concurrent Computer Corporation and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
August 30, 2011

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$27,814	$31,364
Short-term investments	5,497	-
Accounts receivable, less allowance for doubtful accounts of $82 at June 30, 2011 and $84 at June 30, 2010	8,033	14,194
Inventories, net	3,847	4,300
Prepaid expenses and other current assets	1,888	1,704
Total current assets	47,079	51,562

Property, plant and equipment, net	4,754	5,050
Intangible - purchased technology, net	1,653	2,378
Intangible - customer relationships and trademark, net	912	1,085
Other long-term assets, net	1,588	2,014
Total assets	$55,986	$62,089

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,534	$9,985
Deferred revenue	9,266	11,094
Total current liabilities	16,800	21,079

Long-term liabilities:
Deferred revenue	3,655	4,349
Pension liability	2,164	1,737
Other	1,888	1,443
Total liabilities	24,507	28,608

Commitments and contingencies (Note 17)

Stockholders' equity:
Shares of series preferred stock, par value $.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $.01; 14,000,000 authorized; 8,481,643 and 8,394,984 issued and outstanding at June 30, 2011 and 2010, respectively	85	84
Capital in excess of par value	207,116	205,891
Accumulated deficit	(176,528)	(173,273)
Treasury stock, at cost; 37,788 shares at June 30, 2011 and 2010, respectively	(255)	(255)
Accumulated other comprehensive income	1,061	1,034
Total stockholders' equity	31,479	33,481

Total liabilities and stockholders' equity	$55,986	$62,089

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended June 30,
	2011	2010	2009
Revenues:
Product	$41,287	$35,762	$44,696
Service	25,513	24,659	26,944
Total revenues	66,800	60,421	71,640
Cost of sales:
Product	17,437	14,787	20,710
Service	11,966	9,234	9,619
Total cost of sales	29,403	24,021	30,329
Gross margin	37,397	36,400	41,311
Operating expenses:
Sales and marketing	17,346	15,540	15,798
Research and development	14,129	12,530	13,772
General and administrative	8,641	8,658	8,919
Impairment of goodwill and trademark	-	-	17,090
Total operating expenses	40,116	36,728	55,579
Operating loss	(2,719)	(328)	(14,268)

Interest income	140	45	213
Interest expense	(73)	(102)	(119)
Other expense, net	(57)	(233)	(92)

Loss before income taxes	(2,709)	(618)	(14,266)

Provision for income taxes	546	396	211
Net loss	(3,255)	(1,014)	(14,477)
Net loss per share
Basic (1)	$(0.39)	$(0.12)	$(1.75)
Diluted (1)	$(0.39)	$(0.12)	$(1.75)
Weighted average shares outstanding - basic (1)	8,409	8,327	8,281
Weighted average shares outstanding - diluted (1)	8,409	8,327	8,281

(1) All periods have been restated to reflect the one-for-ten reverse stock split, made effective on July 9, 2008.

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE LOSS
(In thousands, except share amounts)
For each of the three years in the period ended June 30, 2011

	Common Stock		Capital In Excess Of		Accumulated Other Comprehensive
		Par	Par	Accumulated	Income	Treasury Stock
	Shares (1)	Value (1)	Value (1)	Deficit	(Loss)	Shares (1)	Cost	Total
Balance at June 30, 2008	8,305,588	$83	$204,574	$(157,782)	$553	-	$0	$47,428
Restricted stock	16,757	0	(0)					-
Share-based compensation expense			648					648
Acquisition of treasury stock						(37,788)	(255)	(255)
Fractional shares from reverse stock split	(429)	(0)
Other comprehensive income (loss), net of taxes:
Net loss				(14,477)				(14,477)
Foreign currency translation adjustment					289			289
Adjustment in pensions					(105)			(105)
Total comprehensive loss								(14,293)
Balance at June 30, 2009	8,321,916	83	205,222	(172,259)	737	(37,788)	(255)	33,528
Restricted stock	73,068	1	(1)					-
Share-based compensation expense		0	670					670
Other comprehensive income (loss), net of taxes:
Net loss				(1,014)				(1,014)
Foreign currency translation adjustment					444			444
Liquidation of foreign subsidiary					(134)			(134)
Adjustment in pensions					(13)			(13)
Total comprehensive loss								(717)
Balance at June 30, 2010	8,394,984	84	205,891	(173,273)	1,034	(37,788)	(255)	33,481
Restricted stock	86,659	1	(1)					-
Share-based compensation expense		0	1,226					1,226
Other comprehensive income (loss), net of taxes:
Net loss				(3,255)				(3,255)
Foreign currency translation adjustment					56			56
Unrealized gains/(loss) on investment					(2)			(2)
Adjustment in pensions					(27)			(27)
Total comprehensive loss								(3,228)
Balance at June 30, 2011	8,481,643	$85	$207,116	$(176,528)	$1,061	(37,788)	$(255)	$31,479

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2011	2010	2009

Cash flows provided by (used in) operating activities:
Net loss	$(3,255)	$(1,014)	$(14,477)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,351	2,950	3,177
Impairment of goodwill and trademark	-	-	17,090
Share-based compensation	1,226	670	648
Non-cash accretion expense	36	34	30
Other non-cash expenses	(414)	510	(331)
Decrease (increase) in assets:
Accounts receivable	6,161	352	(137)
Inventories	546	(1,628)	2,014
Prepaid expenses and other current assets, net	31	(192)	(90)
Other long-term assets, net	452	(1,301)	165
Increase (decrease) in liabilities:
Accounts payable and accrued expenses, net	(2,550)	(597)	(3,402)
Deferred revenue	(2,522)	6,532	(621)
Long-term liabilities, net	442	221	234
Net cash provided by operating activities	3,504	6,537	4,300

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(1,956)	(3,123)	(2,049)
Proceeds from sale or maturity of short-term investments	1,500	-	-
Purchase of short-term investments	(6,997)	-	-
Net cash used in investing activities	(7,453)	(3,123)	(2,049)

Cash flows provided by (used in) financing activities:
Purchase of treasury stock, net	-	-	(255)
Repayment of long-term loan	-	(949)	-
Net cash used in financing activities	-	(949)	(255)

Effect of exchange rates on cash and cash equivalents	399	(211)	(245)

Increase in cash and cash equivalents	(3,550)	2,254	1,751
Cash and cash equivalents - beginning of year	31,364	29,110	27,359
Cash and cash equivalents - end of year	$27,814	$31,364	$29,110

Cash paid during the period for:
Interest	$29	$55	$62
Income taxes (net of refunds)	$340	$796	$686

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview of the Business

We provide software, hardware and professional services for the video and media data market and the high-performance, real-time market.  Our business is comprised of two segments for financial reporting purposes, products and services, which we provide for each of these markets.

Our video solutions consist of software, hardware, and services for intelligently streaming video and collecting media data based on cross services data aggregation, logistics, and intelligence applications.  Our video solutions and services are deployed by video service providers for distribution of video to consumers and collection of media data intelligence to fully manage their video business and operations.

Our real-time products consist of Linux® and other real-time operating systems and software development tools combined, in most cases, with hardware and services.  These products are sold to a wide variety of companies seeking high-performance, real-time computer solutions in the military, aerospace, financial and automotive markets around the world.

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

Gains (losses) on foreign currency transactions of $129,000, $(185,000), and $(86,000) for the years ended June 30, 2011, 2010 and 2009, respectively, are included in “Other (expense) income, net” in the Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash balances and short-term investments with original maturities of 90 days or less at the date of purchase are considered cash equivalents.  Cash equivalents are stated at cost plus accrued interest, which approximates market value, and represent cash and cash invested in money market funds, commercial paper and corporate bonds.

Short-Term Investments

Short term investments in commercial paper and corporate bonds with original maturities of between 90 days and 1 year.  Our short-term investments are classified as available-for-sale and are reported at fair value.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.  We establish excess and obsolete inventory reserves based upon historical and anticipated usage.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

Revenue Recognition Policy

We generate revenue from the sale of products and services. We commence revenue recognition when all of the following conditions are met:

•	persuasive evidence of an arrangement exists,
•	the system has been shipped or the services have been performed,
•	the fee is fixed or determinable, and
•	collectibility of the fee is reasonably assured.

 Our standard multiple-element contractual arrangements with our customers generally include the delivery of systems with multiple components of hardware and software, certain professional services that involve installation and consulting, and ongoing software and hardware maintenance.  Product revenue is recognized when the product is delivered.  Professional services that are of a consultative nature may take place prior to, or after, delivery of the system, and installation services typically occur within 90 days after delivery of the system.  Professional services revenue is typically recognized as the service is performed.  Initial warranty begins after delivery of the system and typically is provided for one to two years after delivery. Maintenance revenue, when applicable, will be recognized ratably over the maintenance period. Our product sales are predominantly system sales whereby software and equipment function together to deliver the essential functionality of the combined product.  Upon our adoption of ASU 2009-14 on July 1, 2010, sales of these systems were determined to typically be outside of the scope of the software revenue guidance in Topic 985 (previously included in SOP 97-2) and be accounted for under ASU 2009-13.

Our sales model for media data and advertising solutions products is converting from a one-time perpetual license sale, for which maintenance was sold separately, to either: (1) a term license with maintenance and managed services, or (2) software as a service.  Professional services attributable to implementation of our media data and advertising products or managed services are essential to the customers’ use of these products and services.  We defer commencement of revenue recognition for the entire arrangement until we have delivered the essential professional services or have made a determination that the remaining professional services are no longer essential to the customer.  We recognize revenue for managed service arrangements and software- as-a-service arrangements once we commence providing the managed or software services and recognize the service revenue ratably over the term of the various customer contracts.  In circumstances whereby we sell a term license and managed services, we commence revenue recognition after both the software and service are made available to the customer and recognize the revenue from the entire arrangement ratably over the longer of the term license or managed service period.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

•
Infrequently, we entered into multiple-element revenue arrangements whereby we had not established VSOE or TPE for undelivered elements.  For these arrangements, we deferred all revenue until the service was completed, or if the only remaining deliverable for which we did not have VSOE or TPE was maintenance, we recognized the entire value of the arrangement ratably over the maintenance period.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

Revenue for fiscal year 2011 was $66,800,000, with the adoption of ASU 2009-13 and ASU 2009-14.  This compares with revenue of $65,100,000 for fiscal year 2011, had we not adopted ASU 2009-13 and ASU 2009-14. The primary driver of the impact was a $1,900,000 increase in product revenue (partially offset by a $0.1 million decrease in service revenue) during the fiscal year 2011. The increase in product revenue primarily resulted from our ability to recognize revenue from product sales that had undelivered elements for which we are now able to establish an estimated selling price, but that would have required a full deferral of revenue under previous accounting guidance, due to our inability to establish VSOE for the undelivered element. The aforementioned increase in recognizable product revenue also resulted from allocating discounts on bundled orders to both delivered elements, which typically include products, and undelivered elements, which typically include maintenance and professional services, using the relative selling price method under ASU 2009-13.  Prior to adoption of ASU 2009-13 and 2009-14, we used the residual method which required us to allocate the entire discount on bundled arrangements to the delivered elements.  As of June 30, 2011, our deferred revenue was $12,900,000, as compared to $14,700,000 had we not adopted ASU 2009-13 and 2009-14.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Capitalized Software

We account for software development costs in accordance with ASC 985-20.  Under ASC 985-20, the costs associated with software development are required to be capitalized after technological feasibility has been established.  We cease capitalization upon the achievement of customer availability.  Costs incurred by us between technological feasibility and the point at which the products are ready for market are generally insignificant and as a result we had minimal internal software development costs capitalized at June 30, 2011 and 2010.  We have not incurred costs related to the development of internal use software.

Research and Development

Research and development expenditures are expensed as incurred.

Basic and Diluted Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net loss by the weighted average number of common shares outstanding during each year.  Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Common share equivalents of 901,000, 904,000, and 1,055,000 for the years ended June 30, 2011, 2010 and 2009 were excluded from the calculation as their effect was anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share for the periods indicated:

	Year Ended June 30,
(Dollars and share data in thousands, except per share amounts)	2011	2010	2009

Basic and diluted EPS calculation:
Net loss	$(3,255)	$(1,014)	$(14,477)

Basic weighted average number of shares outstanding	8,409	8,327	8,281
Effect of dilutive securities:
Stock options	-	-	-
Restricted shares	-	-	-
Diluted weighted average number of shares outstanding	8,409	8,327	8,281

Basic EPS	$(0.39)	$(0.12)	$(1.75)

Diluted EPS	$(0.39)	$(0.12)	$(1.75)

Valuation of Long-Lived Assets

We evaluate the recoverability of long-lived assets, other than indefinite lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.  As a result of these evaluations, we have not recorded any impairment losses related to long-lived assets, for any of the years ending June 30, 2011, 2010 and 2009.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

As of June 30, 2011 and June 30, 2010, we did not have an outstanding balance on our bank line of credit.

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2011 are as follows (in thousands):

	As of June 30, 2011 Fair	Quoted Prices in Active Markets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Cash	$22,991	$22,991	$-	$-
Money market funds	4,221	4,221	-	-
Commercial paper	300	-	300	-
Corporate bonds	302	-	302	-
Cash and cash equivalents	27,814	27,212	602	-
Commercial paper	2,099	-	2,099	-
Corporate bonds	3,398	-	3,398	-
Short-term investments	5,497	-	5,497	-
	$33,311	$27,212	$6,099	$-

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

As of June 30, 2010, we had no investments, only cash and cash equivalents that were considered Level 1.

The following is a summary of available-for-sale securities (in thousands):

	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

Commercial paper	$2,399	$-	$-	$2,399
Corporate bonds	3,702	-	(2)	3,700

Total marketable securities	$6,101	$-	$(2)	$6,099

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

Refer to Note 11 for assumptions used in calculation of fair value.  As of June 30, 2011, total compensation costs related to unvested options and restricted stock not yet expensed is approximately $1,330,000.

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

In December 2009, the FASB issued ASU No. 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”).  ASU 2009-17 amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by FASB Interpretation 46(R), “Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51.”  Additionally, the provisions require ongoing assessment of whether an enterprise is the primary beneficiary of the variable interest entity.  We adopted these provisions on July 1, 2010, and this adoption did not have a material impact on our financial statements as there were previously no variable interest entities, and no additional variable interest were identified.

Not yet adopted

The FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  ASU 2011-04 represents the converged guidance of the FASB and the IASB (“Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. We have evaluated the potential impact of these amendments and expect they will not have a significant impact on our financial position or results of operations.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)” (“ASU 2011-05”).  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  ASU 2011-05 also requires an entity to present on the face of the financial statement reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU 2011-05 should be applied retrospectively and is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. We have evaluated the potential impact of ASU 2011-05 and expect it will not have a significant impact on our financial position or results of operations.

4.	Inventories

Inventories consist of the following:

	June 30,
	2011	2010
	(Dollars in thousands)
Raw materials, net	$2,238	$1,983
Work-in-process	277	441
Finished goods	1,332	1,876
	$3,847	$4,300

At June 30, 2011 and 2010, some portion of our inventory was in excess of the current requirements based upon the planned level of sales for future years.  Accordingly, we have reduced gross raw materials inventory by $1,176,000 at June 30, 2011 and $1,541,000 at June 30, 2010 to its estimated net realizable value.

5.	Property, Plant and Equipment

Property, plant, and equipment consist of the following:

	June 30,
	2011	2010
	(Dollars in thousands)
Leasehold improvements	$2,617	$2,393
Machinery, equipment and customer support spares	16,206	13,844
	18,823	16,237
Less: Accumulated depreciation	(14,069)	(11,187)
	$4,754	$5,050

For the years ended June 30, 2011, 2010 and 2009, depreciation expense for property, plant and equipment amounted to $2,452,000, $1,990,000, and $2,089,000, respectively.

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

Asset retirement obligation, June 30, 2010	$483
Accretion of asset retirement obligation	36
Costs incurred to restore vacated office space	(56)
Impact of foreign exchange rates	51
Asset retirement obligation, June 30, 2011	$514

6.	Goodwill and Other Intangibles

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

We employed the following methodologies to determine the fair-value of our reporting units as part of our fiscal year 2009 goodwill impairment test:

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

We also completed a strategic marketing plan during fiscal 2009.  As a result of the strategic planning process, we rebranded certain products to better reflect our strategic direction and no longer intend to use the Everstream trademark.  Consequently, we recorded a $1,100,000 full impairment of our Everstream trademark in fiscal year 2009.   As a result of the full trademark impairment, we also eliminated a related $430,000 deferred tax liability by recording a non-current deferred tax benefit to the line item “Provision for income taxes” within the Statement of Operations Intangible assets consist of the following (in thousands):

	Weighted Average Remaining Useful Life	June 30, 2011	June 30, 2010
Cost of amortizable intangibles:
Purchased technology	3.3 years	$7,700	$7,700
Customer relationships	5.3 years	1,900	1,900
Patent	12.75 years	47	-
Total cost of intangibles		9,647	9,600
Less accumulated amortization:
Purchased technology		(6,047)	(5,322)
Customer relationships		(988)	(815)
Patent		(1)	-
Total accumulated amortization		(7,036)	(6,137)

Total intangible assets, net		$2,611	$3,463

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

We recorded $899,000, $960,000, and $1,088,000 of amortization expense during each of the years ended June 30, 2011, 2010 and 2009, respectively.  The estimated amortization expense related to intangible assets for the next five fiscal years is (in thousands):

Fiscal year:
2012	$901
2013	901
2014	379
2015	176
2016	176
$2,533

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,
	2011	2010
	(Dollars in thousands)

Accounts payable, trade	$1,866	$4,383
Accrued payroll, vacation and other employee expenses	4,102	4,126
Warranty accrual	160	66
Other accrued expenses	1,406	1,410
	$7,534	$9,985

8.	Income Taxes

Concurrent and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 1996.

The domestic and foreign components of income (loss) before provision for income taxes are as follows:

	Year ended June 30,
	2011	2010	2009
	(Dollars in thousands)

United States	$(1,541)	$575	$(13,684)
Foreign	(1,168)	(1,193)	(582)
	$(2,709)	$(618)	$(14,266)

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The components of the provision for income taxes are as follows:

	Year ended June 30,
	2011	2010	2009
	(Dollars in thousands)
Current:
Federal	$42	$68	$117
State	(2)	(10)	8
Foreign	678	349	574
Total	718	407	699

Deferred:
Federal	-	-	(387)
State	-	-	(43)
Foreign	(172)	(11)	(58)
Total	(172)	(11)	(488)

Total	$546	$396	$211

A reconciliation of the income tax expense (benefit) computed using the federal statutory income tax rate to our provision for income taxes is as follows:

	Year ended June 30,
	2011	2010	2009
	(Dollars in thousands)

Loss before provision for income taxes	$(2,709)	$(618)	$(14,266)
Provision (benefit) at Federal statutory rate	(921)	(210)	(4,851)
Change in valuation allowance	(5,386)	391	(5,798)
Permanent differences	6	302	6,470
Net operating loss expiration	5,782	1,760	3,002
Change in state tax rates	-	(2,211)	944
Change in foreign tax rates	310	-	-
Change in uncertain tax positions	358	15	15
UK refundable research and development tax credits	(429)	-	-
Foreign rate differential	618	183	287
Other	208	166	142
Provision for income taxes	$546	$396	$211

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

In fiscal year 2009, the impairment of goodwill resulted in a permanent difference tax impact of $5,436,000.  There was no such impairment in the current year.  As of June 30, 2011 and 2010, our deferred tax assets and liabilities were comprised of the following:

	June 30,
	2011	2010
	(Dollars in thousands)
Deferred tax assets related to:
U.S. and foreign net operating loss carryforwards	$51,036	$56,422
Book and tax basis differences for property and equipment	-	428
Bad debt, warranty and inventory reserves	963	967
Accrued compensation	1,168	1,122
Deferred revenue	1,450	281
U.S. Federal tax credits	343	313
Stock compensation	513	286
Other	1,083	900
Deferred tax assets	56,556	60,719
Valuation allowance	(54,792)	(58,808)
Total deferred tax assets	1,764	1,911

Deferred tax liabilities related to:
Acquired intangibles	903	1,307
Book and tax basis differences for property and equipment	15	-
Total deferred tax liability	918	1,307

Deferred income taxes, net	$846	$604

The net deferred income tax asset of $846,000 is comprised of $670,000 of current deferred tax assets, net, and $176,000 of non-current deferred tax assets, net.  As of June 30, 2011, we have U.S. Federal net operating loss carryforwards of approximately $116,340,000 for income tax purposes, of which $2,106,000 expire in fiscal year 2012, and the remainder expire at various dates through 2028.  We completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code on our ability to utilize these net operating losses.  The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2011.  Therefore, the U.S. Federal net operating losses will not be subject to limitation under Section 382.

As of June 30, 2011, we have State net operating loss carryforwards of approximately $65,576,000 and foreign net operating loss carryforwards of approximately $32,012,000.  The state net operating losses expire between fiscal year 2012 and fiscal year 2031.  The foreign net operating loss carryforwards expire according to the rules of each country, and with the exception of Spain, all have an indefinite carryforward period.  Spanish net operating loss carryforwards will expire between fiscal year 2012 through fiscal year 2021.  We have fully offset deferred tax assets related to both state and foreign net operating losses with a valuation allowance.  We also have an alternative minimum tax credit for federal purposes of $202,000, which has an indefinite life, and a research and development credit carryforward for federal purposes of $140,000, which has a carryforward period of 20 years and will expire in fiscal years 2025 and 2026.

Of the $116,340,000 of aforementioned U.S. Federal Tax net operating loss carryforwards, $11,000,000 represents acquired net operating losses from the Everstream acquisition.  We also acquired $254,000 in research and development credits in this transaction.  The benefits associated with these Everstream losses and tax credits will likely be limited under Sections 382 and 383 of the Internal Revenue Code as of the date of acquisition.  We have fully offset the deferred tax assets related to these losses and credits with a valuation allowance.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Deferred income taxes have not been provided for undistributed earnings of foreign subsidiaries because of our intent to reinvest them indefinitely in active foreign operations.  Because of the availability of significant U.S. net operating losses, it is not practicable to determine the U.S. income tax liability that would be payable if such earnings were repatriated.  Deferred taxes are provided for the earnings of foreign subsidiaries when it becomes evident that we do not plan to permanently reinvest the earnings into active foreign operations.  As of June 30, 2011, $1,849,000 of the $33,311,000 (on the consolidated balance sheet) of cash and short-term investments was held by foreign subsidiaries.  As of June 30, 2011, we have both the intent and the ability to permanently reinvest our foreign earnings in our foreign subsidiaries

The valuation allowances for deferred tax assets as of June 30, 2011 and 2010 were approximately $54,792,000 and $58,808,000, respectively.  The change in the valuation allowance for the year ended June 30, 2011 was a decrease of approximately $4,016,000.  This change consisted of a $953,000 increase due to the creation of deferred tax assets during fiscal year 2011, a $6,032,000 decrease due to expiration and true-ups of domestic net operating loss carryforwards, a $310,000 decrease due to a change in foreign tax rates, and a $3,000 increase due to miscellaneous true-ups of prior year deferred tax amounts.  Additionally, there was a $1,369,000 increase due to exchange rate changes and the effect of unrealized gains/losses, the effect of which was a component of equity.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In determining whether or not a valuation allowance for deferred tax assets is needed, we evaluate all available evidence, both positive and negative, including: trends in operating income or losses; currently available information about future years; future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years if carryback is permitted under the tax law; and tax planning strategies that would accelerate taxable amounts in order to utilize expiring carryforwards, change the character of taxable and deductible amounts from ordinary income or loss to capital gain or loss, or switch from tax-exempt to taxable investments.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  With the exception of our deferred tax assets in Japan, we maintain valuation allowances on our deferred tax assets in all jurisdictions, since we consider it more likely than not that the deferred tax assets will not be realized.

We adopted the accounting provisions for accounting for uncertainty in tax positions on July 1, 2007. The cumulative effect of adopting this provision did not have a material impact on our financial position or the results of operations.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

Balance at July 1, 2010	$154
Additions based on tax positions related to the current year	339
Additions for tax positions of prior years	-
Reductions for tax positions for prior years	-
Reductions for lapse in statute of limitations	-
Settlements	-
Balance at June 30, 2011	$493

The amount of gross tax effected unrecognized tax benefits as of June 30, 2011 was approximately $493,000 of which all, if recognized, would affect the effective tax rate.  During the fiscal year ended June 30, 2011, we recognized approximately $14,000 of interest and $1,000 of penalties.  We had approximately $184,000 and $170,000 of accrued interest at June 30, 2011 and 2010, respectively.  We had approximately $88,000 and $87,000 of accrued penalties at June 30, 2011 and 2010, respectively.  We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.  We believe that the amount of uncertain tax positions will decrease by approximately $339,000 in the next twelve months due to settlements with tax authorities.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

9.	Pensions and Other Postretirement Benefits

We maintain a retirement savings plan (the “Plan”), available to U.S. employees, that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code.  The Company suspended employer matching as of August 18, 2009, however, we made discretionary matching contributions for seven weeks in fiscal year 2010.    We made discretionary matching contributions up to 100% of the first 2.5% of eligible employees’ contributions for the first two months of fiscal year 2010, and for fiscal year 2009.  Additionally, the Board of Directors approved a one-time profit sharing contribution of $245,000 to be distributed pro-rata based on salary to plan participants in fiscal year 2010.  The one-time contribution was part of our second half bonus pool for fiscal year 2010.  Additionally, we made matching contributions of $0, $68,000 and $490,000 under the Plan, for fiscal years 2011, 2010 and 2009, respectively.

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our UK based employees.  The Stakeholder Plan provides for discretionary matching contributions of between 4% and 7% of the employee’s salary.  We also had agreements with certain of our UK based employees to make supplementary contributions to the Stakeholder Plan through May of 2009, contingent upon their continued employment with us.  For fiscal years 2011, 2010 and 2009, we made total contributions to the Stakeholder Plan of $137,000, $141,000 and $348,000, respectively.

As of June 30, 2011, we maintained defined benefit pension plans covering certain current and former employees in Germany.  The measurement date used to determine fiscal 2011 and 2010 benefit information for the plans was June 30, 2011 and 2010, respectively.

A reconciliation of the changes in the plans’ benefit obligations and fair value of plan assets over the two-year period ended June 30, 2011, and a statement of the funded status at June 30, 2011 for these years for our pension plans is as follows:

Obligations and Funded Status

	June 30,
	2011	2010
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$4,090	$4,569
Service cost	15	16
Interest cost	223	267
Actuarial (gain) loss	(70)	78
Foreign currency exchange rate change	733	(604)
Benefits paid	(223)	(236)
Benefit obligation at end of year	$4,768	$4,090

Change in plan assets:
Fair value of plan assets at beginning of year	$2,338	$2,682
Actual return on plan assets	9	182
Employer contributions	38	44
Benefits paid	(207)	(219)
Foreign currency exchange rate change	409	(351)
Fair value of plan assets at end of year	$2,587	$2,338

Funded status at end of year	$(2,181)	$(1,752)

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Amounts Recognized in the Consolidated Balance Sheets

	June 30,
	2011	2010
	(Dollars in thousands)
Pension liability - current liabilities	$(17)	$(15)
Pension liability - non-current liabilities	(2,164)	(1,737)
	$(2,181)	$(1,752)

Amounts Recognized in Other Comprehensive Income were as follows (dollars in thousands):

	June 30,
	2011	2010
Net (gain) loss	$27	$13
Net transition cost	-	-
	$27	$13

The accumulated benefit for all defined benefit pension plans was $4,763,000 and $4,090,000 at June 30, 2011 and 2010, respectively.

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	June 30,
	2011	2010
	(Dollars in thousands)
Projected benefit obligation	$4,768	$4,090
Accumulated benefit obligation	4,763	4,090
Fair value of plan assets	2,587	2,338

The following tables provide the components of net periodic pension cost recognized in earnings for the fiscal years ended June 30, 2011, 2010 and 2009:

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Year ended June 30,
	2011	2010	2009
	(Dollars in thousands)
Net Periodic Benefit Cost
Service cost	$15	$16	$17
Interest cost	223	267	250
Expected return on plan assets	(101)	(111)	(131)
Amortization of unrecognized net transition obligation (asset)	(1)	4	35
Net periodic benefit cost	$136	$176	$171

The estimated net transition obligation, net (gain) loss, and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net period benefit cost over the next fiscal year are $0, $0, and $0, respectively.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Assumptions

The following table sets forth the assumptions used to determine benefit obligations:

	June 30,
	2011	2010
Discount rate	5.10%	5.00%
Expected return on plan assets	4.00%	4.00%
Compensation increase rate	1.00%	0.00%

The following table sets forth the assumptions used to determine net periodic benefit cost:

	Year Ended June 30,
	2011	2010	2009
Discount rate	5.00%	6.01%	5.90%
Expected return on plan assets	4.00%	4.30%	5.00%
Compensation increase rate	0.00%	2.00%	2.00%

On an annual basis, we adjust the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations.

Plan Assets

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value, as well as the percentage of total plan assets for each category at June 30, 2011:

	Level 1	Level 2	Level 3	Total Assets	Percentage of Plan Assets 2011
Asset Category:
Cash and cash equivalents	$9	$-	$-	$9	0.3%
Equity securities	570	-	-	570	22.0%
Debt securities	868	-	-	868	33.6%
Cash surrender value insurance contracts	-	1,113	-	1,113	43.0%
Other	27	-	-	27	1.0%
Totals	$1,474	$1,113	$-	$2,587	100.0%

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value, as well as the percentage of total plan assets for each category at June 30, 2010:

	Level 1	Level 2	Level 3	Total Assets	Percentage of Plan Assets 2010
Asset Category:
Cash and cash equivalents	$63	$-	$-	$63	2.7%
Equity securities	648	-	-	648	27.7%
Debt securities	602	-	-	602	25.7%
Cash surrender value insurance contracts	-	1,003	-	1,003	42.9%
Other	22	-	-	22	0.9%
Totals	$1,335	$1,003	$-	$2,338	100.0%

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

Contributions

We expect to contribute $38,000 to our defined benefit pension plans in fiscal year 2012.

Estimated future benefit payments

The benefit payments, which reflect expected future service, as appropriate, are expected to be paid (dollars in thousands) for each of the following years:

Pension
Benefits
2012	$240
2013	278
2014	289
2015	317
2016	341
2017 - 2021	1,704

10.	Geographic Information

We operate in two segments, products and services, as disclosed within the Statements of Operations.  We do not identify assets on a segment basis and do not allocate costs below gross margin on a segment basis.  We attribute revenues to individual countries and geographic areas based upon location of our selling operating subsidiaries. A summary of our financial data by geographic area follows (dollars in thousands):

	Year ended June 30,
	2011	2010	2009

United States	$48,290	$46,452	$54,918

Japan	12,430	7,685	9,559
Other Asia Pacific countries	2,465	1,648	1,789
Asia Pacific	14,895	9,333	11,348

Europe	3,615	4,636	5,374
Total revenue	$66,800	$60,421	$71,640

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

	June 30,
	2011	2010
	(Dollars in thousands)

Long lived assets:
United States	$4,393	$5,122
Europe	462	425
Japan	1,376	1,468
Asia/Pacific - other	65	49
Total	$6,296	$7,064

11.	Share-Based Compensation

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

Our 2001 Stock Option Plan became effective November 1, 2001 and replaced the 1991 Restated Stock Option Plan that expired on January 31, 2002.  As of November 1, 2001 there were no options for shares of Common Stock available for future grant under the 1991 Restated Stock Option Plan.  The Amended and Restated 2001 Stock Option Plan terminates on October 31, 2011.  Stockholders have authorized the issuance of up to 2,989,000 shares under these plans, and at June 30, 2011, there were 291,000 shares available for future grants.

We recorded share-based compensation related to issuance of stock options and restricted stock to employees, board members, and non-employees, as follows (amounts in thousands of dollars):

	Year Ended June 30,
	2011	2010	2009
Share-based compensation expense included in the
Statement of Operations:
Cost of sales	$50	$23	$42
Sales and marketing	286	97	154
Research and development	171	92	153
General and administrative	719	458	299
Total	1,226	670	648
Tax benefit	-	-	-
Share-based compensation expense, net of taxes	$1,226	$670	$648

We use the Black-Scholes valuation model to estimate the fair value of each option award on: 1) the date of  grant for grants to employees, and 2) each reporting period-end date for grants to non-employees, until the non- employee shares have vested, at which point the vest date becomes the final measurement date for non-employee grants.  We did not grant any stock options in fiscal years 2011 and 2010, and there were no outstanding options granted to non-employees as of June 30, 2011.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Based on historical experience of restricted stock and option pre-vesting cancellations, we estimated an annualized forfeiture rate of 5.75% for unvested restricted stock awards and stock options outstanding as of June 30, 2011.  We estimated a 4.6% forfeiture rate for restricted stock awards and stock options outstanding as of June 30, 2010.  We update our expectation of forfeiture rates quarterly and under the true-up provisions of ASC 718-10, we will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

A summary of option activity under the plans as of June 30, 2011, and changes during the year is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of July 1, 2010	550,810	$34.36
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(241,385)	$46.07
Outstanding as of June 30, 2011	309,425	$25.22	4.85	$-
Vested or expected to vest at June 30, 2011	309,040	$25.24	4.85	$-
Exercisable at June 30, 2011	266,040	$27.72	4.57	$-

The following table summarizes information about stock options outstanding and exercisable at June 30, 2011:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Weighted Average Remaining Contractual Life (Years)	June 30, 2011	Weighted Average Exercise Price	June 30, 2011	Weighted Average Exercise Price

$6.40 - $ 7.30	6.88	80,000	$7.08	55,001	$7.13
$11.60 - $ 13.50	5.38	55,348	$13.33	53,098	$13.33
$14.00 - $ 14.00	6.14	64,599	$14.00	48,463	$14.00
$15.20 - $ 45.60	3.47	66,218	$23.13	66,218	$23.13
$49.40 - $140.50	0.63	43,260	$93.94	43,260	$93.94
$6.40 - $140.50	4.85	309,425	$25.22	266,040	$27.72

No options were granted during the fiscal years ended June 30, 2011 and June 30, 2010.  The total intrinsic value of options both outstanding and exercisable was $0 for each of the fiscal years ended June 30, 2011, 2010 and 2009, respectively.  Total compensation cost of options granted but not yet vested as of June 30, 2011 is $101,000, which is expected to be recognized over the weighted average period of seven months.  We generally issue new shares to satisfy option exercises.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

We have not received any cash from option exercises under all share-based payment arrangements for the fiscal years ended June 30, 2011, 2010 and 2009.

During fiscal year 2011, we issued 431,800 shares of restricted stock to employees and board members, of which approximately 243,840 are performance-based restricted shares that will be released only if either company performance criteria or market condition criteria are achieved over a three year performance period.  The performance criteria are determined each year and require us to achieve certain annual revenue and operating income goals.  To the extent that these annual goals are met, a portion of the shares will vest and be released. The market condition requires our stock to reach a certain closing share price at the end of three years. Provided that the market condition is met, any remaining shares that did not vest based on the performance condition will become fully vested at the end of the three years.  A summary of the activity of our non-vested performance based restricted shares for fiscal year 2011, is presented below:

Performance Stock Awards	Shares	Weighted- Average Grant-Date Fair-Value

Non-vested at July 1, 2010	258,842	$1.15
Granted	243,840	2.90
Vested	-	-
Forfeited	(50,627)	1.12
Non-vested at June 30, 2011	452,055	$2.09

The remaining 187,960 restricted shares granted during fiscal 2011 will vest based solely on a service condition, and will be released ratably over a four year vesting period.  A summary of the current year activity of our service condition restricted shares for fiscal year 2011 is presented below:

Restricted Stock Awards	Shares	Weighted- Average Grant-Date Fair-Value

Non-vested at July 1, 2010	278,313	$4.51
Granted	187,960	5.47
Vested	(86,672)	4.52
Forfeited	(48,957)	4.54
Non-vested at June 30, 2011	330,644	$5.05

The weighted average grant-date fair value of restricted shares granted during the fiscal years ended June 30, 2011, 2010 and 2009 was $5.47, $4.67, and $3.20, respectively.  The total fair value of shares released during the fiscal years ended June 30, 2011, 2010 and 2009 was $391,000, $281,000, and $63,000.  Total compensation cost of restricted stock awards issued, but not yet vested as of June 30, 2011 is $1,330,000, which is expected to be recognized over the weighted average period of 2.0 years.

12.	Warrants

In May 2007, we issued 1,120,000 shares of Common Stock and warrants in a private placement of public equity.  The warrants are exercisable into 280,000 shares of Common Stock at an exercise price of $16.20 per share, which are exercisable as of the date of issuance and expire five years after the date of issuance.  These warrants represent all warrants available for exercise for our Common Stock as of June 30, 2011.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

13.	Revolving Credit Facility

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

The interest rate on the Revolver was 4% as of June 30, 2011. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of June 30, 2011, $10,000,000 was available to us under the Revolver.  As of June 30, 2011, $0 was drawn under the Revolver, and we did not draw against the Revolver during fiscal year 2011.

Under the Revolver, we are obligated to maintain a consolidated tangible net worth of at least $11,984,000 as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs, and a consolidated quick ratio of at least 1.25 to 1.00.  As of June 30, 2011, we were in compliance with these covenants as our adjusted quick ratio was 5.49 to 1.00 and our tangible net worth was $28,868,000.  The Revolver is secured by substantially all of the assets of the company.

14.	Rights Plan, Repurchase Agreement and Reduction of Authorized Shares

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

On June 29, 2011, we filed a Certificate of Amendment to our Restated Certificate of Incorporation (the “Charter Amendment”) with the Delaware Secretary of State to reduce the number of authorized shares from 125,020,000 to 15,270,000 shares.  The Charter Amendment was approved by shareholders and reduced the number of authorized shares of $0.01 par value Common Stock from 100,000,000 shares to 14,000,000 shares, reduced the number authorized shares of $0.01 par value Series Preferred stock from 25,000,000 shares to 1,250,000 shares, and maintained 20,000 authorized shares of $0.01 par value Class A Preferred Stock.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

15.	Concentration of Risk

Intercompany transfers between geographic areas are accounted for at prices similar to those available to comparable unaffiliated customers.  Sales to unaffiliated customers outside the United States by our international subsidiaries were $18,510,000, $13,969,000 and $16,722,000 for the years ended June 30, 2011, 2010 and 2009, respectively, which amounts represented 28%, 23% and 23% of total sales for the respective fiscal years.

Sales to the U.S. government, prime contractors and agencies of the U.S. government amounted to approximately $11,878,000, $13,639,000 and $9,410,000 for the years ended June 30, 2011, 2010 and 2009, respectively, which amounts represented 18%, 23% and 13%, respectively, of total sales for each of the fiscal years.

In addition, the following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for any one of the indicated periods:

	Year ended June 30,
	2011	2010	2009
Customer A	11%	<10%	18%
Customer B	11%	<10%	<10%
Customer C	<10%	20%	19%
Customer D	<10%	11%	<10%

We assess credit risk through ongoing credit evaluations of customers’ financial condition and collateral is generally not required.  Three customers accounted for $1,024,000 or 13%, $1,011,000 or 12%, and $973,000 or 12% of trade receivables, respectively, at June 30, 2011.  Three customers accounted for $3,408,000 or 24%, $2,619,000 or 18%, and $1,958,000 or 14% of trade receivables, respectively, at June 30, 2010.  There were no other customers representing 10% or more of our trade receivables at June 30, 2011 and 2010.

The following summarizes purchases from significant vendors where such purchases accounted for 10%, or more, of total purchases for any one of the indicated periods:

	Year Ended June 30,
	2011	2010	2009
Vendor A	21%	20%	22%
Vendor B	20%	19%	16%
Vendor C	<10%	<10%	16%

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

16.	Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of quarterly financial results for the years ended June 30, 2011 and 2010:

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2010	2010	2011	2011
	(Dollars in thousands, except per share amounts)
2011

Net sales	$15,546	$17,852	$18,309	$15,093
Gross margin	$8,505	$9,484	$10,952	$8,456
Operating income (loss)	$(957)	$(502)	$558	$(1,818)
Net income (loss)	$(1,211)	$(1,189)	$498	$(1,353)
Net income (loss) per share-basic	$(0.14)	$(0.14)	$0.06	$(0.16)
Net income (loss) per share-diluted	$(0.14)	$(0.14)	$0.06	$(0.16)

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2009	2009	2010	2010
	(Dollars in thousands, except per share amounts)
2010

Net sales	$12,750	$15,002	$14,578	$18,091
Gross margin	$7,739	$9,298	$8,095	$11,268
Operating income (loss)	$(1,083)	$172	$(951)	$1,534
Net income (loss)	$(1,015)	$89	$(974)	$886
Net income (loss) per share-basic	$(0.12)	$0.01	$(0.12)	$0.11
Net income (loss) per share-diluted	$(0.12)	$0.01	$(0.12)	$0.11

17.	Commitments and Contingencies

We lease certain sales and service offices, warehousing, and equipment under various operating leases.  The leases expire at various dates through 2017 and generally provide for the payment of taxes, insurance and maintenance costs.  Additionally, certain leases contain escalation clauses that provide for increased rents resulting from the pass through of increases in operating costs, property taxes and consumer price indexes.

At June 30, 2011, future minimum lease payments for the years ending June 30 are as follows (dollars in thousands):

2012	$2,137
2013	2,114
2014	1,814
2015	1,540
2016	965
2017 and thereafter	727
$9,297

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Rent expense under all operating leases amounted to $2,841,000, $2,746,000 and $2,880,000 for the years ended June 30, 2011, 2010 and 2009, respectively.

From time to time, we are involved in litigation incidental to the conduct of our business.  We believe that there is a remote possibility that any losses from such pending litigation will have a material effect on our results of operations, cash flows or financial condition.

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

We continue to review our potential obligations under our indemnification agreements with these customers and the indemnity obligations to these customers from other vendors that also provided systems and services to these customers.  From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from our acts or omissions, our employees, authorized agents or subcontractors.  To date, we have not encountered material costs as a result of such obligations and have not accrued any material liabilities related to such indemnifications in our financial statements under ASC 460-10-25.  The maximum potential amount of future payments that we could be required to make is unlimited, and we are unable to estimate any possible loss or range of possible loss as we are not currently aware of any material obligations.

Pursuant to the terms of the employment agreements with the executive officers of Concurrent, employment may be terminated by either Concurrent or the respective executive officer at any time.  In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation equivalent to 6 to 12 months, depending on the officer, of annualized base salary then in effect.  In the event our CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two. Additionally, if terminated, our chief executive officer and chief financial officer may be entitled to bonuses during the severance period.  At June 30, 2011, the maximum contingent liability under these agreements is $2,316,000.  Our employment agreements with certain of our officers contain certain offset provisions, as defined in their respective agreements.

SCHEDULE II

CONCURRENT COMPUTER CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended June 30, 2011, 2010 and 2009
(Dollars in thousands)

Description	Balance at Beginning Of Year	Charged To Costs And Expenses	Deductions (a)	Balance At End Of Year

Reserves and allowances deducted from asset accounts or accrued as expenses:

2011
Allowance for doubtful accounts	$84	$-	$(2)	$82
Warranty accrual	66	256	(162)	160

2010
Allowance for doubtful accounts	97	-	(13)	84
Warranty accrual	203	99	(236)	66

2009
Allowance for doubtful accounts	90	13	(6)	97
Warranty accrual	198	302	(297)	203

 (a)     Charges and adjustments to the reserve accounts for write-offs and credits issued during the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCURRENT COMPUTER CORPORATION
(Registrant)

	By:	/s/ Dan Mondor
Dan Mondor
President and Chief Executive Officer

Date: August 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities indicated on August 30, 2011.

NAME	TITLE

/s/ Steve G. Nussrallah	Chairman of the Board and Director
Steve G. Nussrallah

/s/ Dan Mondor	President, Chief Executive Officer and Director(Principal Executive Officer)
Dan Mondor

/s/ Emory O. Berry	Chief Financial Officer and Executive Vice President of Operations(Principal Financial and Accounting Officer)
Emory O. Berry

/s/ Charles Blackmon	Director
Charles Blackmon

/s/ Larry L. Enterline	Director
Larry L. Enterline

/s/ C. Shelton James	Director
C. Shelton James

Exhibit	Description Of Document

3.1	--Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	--Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	--Certificate of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	--Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

3.5
--Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	--Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	--Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	--Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.2	--Form of Rights Certificate (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2002).

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

10.13	--Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006).

10.14	--Consulting Services Agreement among the Company, TechCFO and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.15	--Indemnification Agreement between the Company and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.16
--Form of Securities Purchase Agreement by and among Concurrent Computer Corporation and the purchasers set forth on the signature pages thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

10.17	--First Amendment to Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 20, 2007 (No. 000-13150)).

10.18
--Amended and Restated Employment Agreement between Concurrent Computer Corporation and Dan Mondor dated October 4, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 4, 2010 (No. 000-13150)).

10.19	--Second Amendment to Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 24, 2008 (No. 000-13150)).

10.20
--Employment Agreement, dated August 1, 2008, between Concurrent Computer Corporation and Emory O. Berry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2008 (No. 001-13150)).

10.21	--Second Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 2, 2010 (No. 000-13150)).

14.1	--Code of Ethics for Senior Executives & Financial Officers (incorporated by reference to the Registrant’s Proxy for the fiscal year ended June 30, 2003).

21.1*	--List of Subsidiaries.

23.1*	--Consent of Deloitte & Touche LLP.

31.1*	--Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	--Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	--Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	--Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Included herewith.