Form 10-Q
period 2011-09-30
CONCURRENT COMPUTER CORP/DE
filed 2011-11-02
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011
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

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of October 28, 2011 was 9,163,000.

Concurrent Computer Corporation
Form 10-Q
For the Three Months Ended September 30, 2011

Part I	Financial Information

Item 1.	Condensed Consolidated Financial Statements

Concurrent Computer Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

	September 30,	June 30,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,067	$27,814
Short-term investments	5,600	5,497
Accounts receivable, less allowance for doubtful accounts of $82 at September 30, 2011 and June 30, 2011	8,454	8,033
Inventories, net	4,007	3,847
Prepaid expenses and other current assets	3,071	1,888
Total current assets	45,199	47,079

Property, plant and equipment, net	4,860	4,754
Intangible - purchased technology, net	1,471	1,653
Intangible - customer relationships, net	869	912
Other long-term assets, net	1,440	1,588
Total assets	$53,839	$55,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,788	$7,534
Deferred revenue	8,573	9,266
Total current liabilities	16,361	16,800

Long-term liabilities:
Deferred revenue	4,207	3,655
Pension liability	2,070	2,164
Other	1,944	1,888
Total liabilities	24,582	24,507

Commitments and contingencies (Note 12)

Stockholders' equity:
Shares of common stock, par value $.01; 14,000,000 authorized; 8,605,188 and 8,481,643 issued and outstanding at September 30, 2011 and June 30, 2011, respectively	86	85
Capital in excess of par value	207,385	207,116
Accumulated deficit	(179,128)	(176,528)
Treasury stock, at cost; 37,788 at September 30, 2011 and June 30, 2011	(255)	(255)
Accumulated other comprehensive income	1,169	1,061
Total stockholders' equity	29,257	31,479

Total liabilities and stockholders' equity	$53,839	$55,986

The accompanying notes are an integral part of the condensed consolidated financial statements.

 Concurrent Computer Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	September 30,
	2011	2010
Revenues:
Product	$6,784	$9,351
Service	6,104	6,195
Total revenues	12,888	15,546

Cost of sales:
Product	2,770	4,253
Service	2,837	2,788
Total cost of sales	5,607	7,041

Gross margin	7,281	8,505

Operating expenses:
Sales and marketing	4,302	4,050
Research and development	3,580	3,358
General and administrative	1,903	2,054
Total operating expenses	9,785	9,462

Operating loss	(2,504)	(957)

Interest income	60	25
Interest expense	(18)	(18)
Other (expense) income	(29)	21

Loss before income taxes	(2,491)	(929)

Provision for income taxes	109	282

Net loss	$(2,600)	$(1,211)

Net loss per share
Basic	$(0.31)	$(0.14)
Diluted	$(0.31)	$(0.14)
Weighted average shares outstanding - basic	8,488	8,368
Weighted average shares outstanding - diluted	8,488	8,368

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended
	September 30,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(2,600)	$(1,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	898	821
Share-based compensation	270	199
Other non-cash expenses	36	(139)
Changes in operating assets and liabilities:
Accounts receivable	(421)	3,519
Inventories	(160)	750
Prepaid expenses and other current assets	(1,145)	41
Other long-term assets	158	70
Accounts payable and accrued expenses	28	(2,317)
Deferred revenue	(141)	(3,250)
Other long-term liabilities	92	60
Total adjustments to net loss	(385)	(246)
Net cash used in operating activities	(2,985)	(1,457)

INVESTING ACTIVITIES
Additions to property and equipment	(516)	(589)
Proceeds from sale or maturity of short-term investments	1,455	-
Purchase of short-term investments	(1,616)	-
Net cash used in investing activities	(677)	(589)

FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	-	-

Effect of exchange rates on cash and cash equivalents	(85)	288

Decrease in cash and cash equivalents	(3,747)	(1,758)
Cash and cash equivalents at beginning of period	27,814	31,364
Cash and cash equivalents at end of period	$24,067	$29,606

Cash paid during the period for:
Interest	$6	$5
Income taxes (net of refunds)	$539	$124

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

Our condensed consolidated interim financial statements are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2011.

There have been no changes to our Significant Accounting Policies as disclosed in Note 2 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2011.  The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes

As of June 30, 2011, we have U.S. Federal net operating loss carryforwards of approximately $116,340,000 for income tax purposes, of which $2,106,000 expire in fiscal year 2012, and the remainder expire at various dates through 2028.  We completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code on our ability to utilize these net operating losses.  The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2011.  Therefore, we do not expect the U.S. Federal net operating losses to be subject to limitation under Section 382.  We recorded a $109,000 income tax provision during the three months ended September 30, 2011, primarily due to taxable income earned by our Japan subsidiary, which does not have net operating loss carryforwards available to offset taxable income.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

Recently Issued Accounting Pronouncements

Not yet adopted

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”).  ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (“Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. We have evaluated the potential impact of these amendments and expect they will not have a significant impact on our financial position or results of operations.

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

Our standard multiple-element contractual arrangements with our customers generally include the delivery of systems with multiple components of hardware and software, certain professional services that typically involve installation and consulting, and ongoing software and hardware maintenance.  Product revenue is generally recognized when the product is delivered.  Professional services that are of a consultative nature may take place prior to, or after, delivery of the system, and installation services typically occur within 90 days after delivery of the system.  Professional services revenue is typically recognized as the service is performed.  Initial maintenance begins after delivery of the system and typically is provided for one to two years after delivery. Maintenance revenue is recognized ratably over the maintenance period. Our product sales are predominantly system sales whereby software and equipment function together to deliver the essential functionality of the combined product.  Upon our adoption of ASU 2009-14 on July 1, 2010, sales of these systems were determined to typically be outside of the scope of the software revenue guidance in Topic 985 (previously included in SOP 97-2) and are accounted for under ASU 2009-13.

Our sales model for media data and advertising solutions (“MDAS”) products includes the option for customers to purchase: (1) a perpetual license with maintenance; (2) a term license with maintenance and managed services; or (3) software as a service.  We expect that revenue from these sales generally will be recognized over the term of the various customer contracts.  Professional services attributable to implementation of our media data and advertising products or managed services are essential to the customers’ use of these products and services.  We defer commencement of revenue recognition for the entire arrangement until we have delivered the essential professional services or have made a determination that the remaining professional services are no longer essential to the customer.  We recognize revenue for managed services and software as a service arrangements once we commence providing the managed or software services and recognize the service revenue ratably over the term of the various customer contracts.  In circumstances whereby we sell a term license and managed services, we commence revenue recognition after both the software and service are made available to the customer and recognize the revenue from the entire arrangement ratably over the longer of the term license or managed service period.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

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

As a result of the adoption of ASU 2009-13, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”), if available, third party evidence (“TPE”), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. We have typically been able to establish VSOE of fair value for our maintenance and services. We determine VSOE of fair value for professional services and maintenance by examining the population of selling prices for the same or similar services when sold separately, and determining that the pricing population for each VSOE classification is within a very narrow range of the median selling price.  For each element, we evaluate at least annually whether or not we have maintained VSOE of fair value based on our review of the actual selling price of each element over the previous 12 month period.

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

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

Our investment portfolio consists of money market funds, commercial paper, agency bonds, and corporate bonds.  Our investment portfolio has an average maturity of three months or less and no investments within the portfolio have an original maturity of one year or more.  All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.  All cash equivalents are carried at cost, which approximates fair value.  All investments with original maturities of more than three months are classified as short term investments.  Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss.  Interest on securities is recorded in interest income.  Any realized gains or losses would be shown in the accompanying consolidated statements of operations in other income or expense.  We provide fair value measurements disclosures of our available-for-sale securities in accordance with one of three levels of fair value measurement.

As of September 30, 2011 and June 30, 2011, we did not have an outstanding balance on our bank line of credit.

Our financial assets that are measured at fair value on a recurring basis as of September 30, 2011 are as follows (in thousands):

	As of September 30, 2011	Quoted Prices in Active Markets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Cash	$19,660	$19,660	$-	$-
Money market funds	4,107	4,107	-	-
Commercial paper	300	-	300	-
Cash and cash equivalents	24,067	23,767	300	-
Commercial paper	1,499	-	1,499	-
Corporate bonds	3,101	-	3,101	-
Agency bonds	1,000	-	1,000	-
Short-term investments	5,600	-	5,600	-
	$29,667	$23,767	$5,900	$-

The following is a summary of available-for-sale securities as of September 30, 2011 (in thousands):

		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Commercial paper	$1,799	$-	$-	$1,799
Corporate bonds	3,107	-	(6)	3,101
Agency bonds	1,000	-	-	1,000
Total marketable securities	$5,906	$-	$(6)	$5,900

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2011 are as follows (in thousands):

	As of June 30, 2011	Quoted Prices in Active Markets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Cash	$22,991	$22,991	$-	$-
Money market funds	4,221	4,221	-	-
Commercial paper	300	-	300	-
Corporate bonds	302	-	302	-
Cash and cash equivalents	27,814	27,212	602	-
Commercial paper	2,099	-	2,099	-
Corporate bonds	3,398	-	3,398	-
Short-term investments	5,497	-	5,497	-
	$33,311	$27,212	$6,099	$-

The following is a summary of available-for-sale securities as of June 30, 2011 (in thousands):

		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Commercial paper	$2,399	$-	$-	$2,399
Corporate bonds	3,702	-	(2)	3,700

Total marketable securities	$6,101	$-	$(2)	$6,099

3.	Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.  Common share equivalents of 865,000 and 1,013,000 for the three months ended September 30, 2011 and 2010, respectively, were excluded from the calculation as their effect was antidilutive.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

The following table presents a reconciliation of the numerators and denominators of basic and diluted net loss per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

	Three Months Ended September 30,
	2011	2010
Basic and diluted earnings per share (EPS) calculation:
Net loss	$(2,600)	$(1,211)

Basic weighted average number of shares outstanding	8,488	8,368
Effect of dilutive securities:
Restricted stock	-	-
Diluted weighted average number of shares outstanding	8,488	8,368
Basic EPS	$(0.31)	$(0.14)
Diluted EPS	$(0.31)	$(0.14)

4.	Share-Based Compensation

As of September 30, 2011, we had share-based employee compensation plans which are described in Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2011.  Option awards are granted with an exercise price equal to the market price of our stock at the date of grant.  We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  As of September 30, 2011, we had approximately 289,000 stock options outstanding and approximately 639,000 restricted shares outstanding.  No stock options were granted during the three months ended September 30, 2011.

We issued 39,000 shares of restricted stock that vest over a four year service period, during the three months ended September 30, 2011.  A summary of the activity of our service condition restricted shares during the three months ended September 30, 2011, is presented below:

		Weighted-Average Grant-Date
Restricted Stock Awards	Shares	Fair-Value
Non-vested at July 1, 2011	330,644	$5.05
Granted	39,000	6.34
Vested	(36,091)	5.40
Forfeited	(16,028)	5.69
Non-vested at September 30, 2011	317,525	$5.14

A summary of the activity of our performance based restricted shares during the three months ended September 30, 2011, is presented below:

		Weighted-Average Grant-Date
Performance Stock Awards	Shares	Fair-Value
Non-vested at July 1, 2011	452,055	$2.09
Granted	-	-
Vested	(87,454)	2.12
Forfeited	(42,999)	2.30
Non-vested at September 30, 2011	321,602	$2.06

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

We recorded share-based compensation related to issuance of stock options and restricted stock to employees, board members, and non-employees, as follows (amounts in thousands of dollars):

	Three Months Ended
	September 30,
	2011	2010
Share-based compensation expense included in the Statement of Operations:
Cost of sales	$18	$7
Sales and marketing	37	42
Research and development	44	32
General and administrative	171	118
Total	270	199
Tax benefit	-	-
Share-based compensation expense, net of taxes	$270	$199

5.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method.  We establish excess and obsolete inventory reserves based upon historical and anticipated usage.  The components of inventories are as follows (in thousands):

	September 30,	June 30,
	2011	2011
Raw materials, net	$2,602	$2,238
Work-in-process	291	277
Finished goods	1,114	1,332
	$4,007	$3,847

As of September 30, 2011 and June 30, 2011, some portion of our inventory was either obsolete or in excess of the current requirements based upon the planned level of sales for future years.  Accordingly, we have reduced our gross raw materials inventory by $1,113,000 at September 30, 2011 and $1,176,000 at June 30, 2011 to the estimated net realizable value.

6.	Other Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30,	June 30,
	2011	2011
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Patents	47	47
Total cost of intangibles	9,647	9,647

Purchased technology	(6,229)	(6,047)
Customer relationships	(1,031)	(988)
Patents	(1)	(1)
Total accumulated amortization	(7,261)	(7,036)
Total intangible assets, net	$2,386	$2,611

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

Amortization expense was $225,000 for the three months ended September 30, 2011 and 2010, respectively.

7.	Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands):

	September 30,	June 30,
	2011	2011
Accounts payable, trade	$4,118	$1,866
Accrued payroll, vacation, severance and other employee expenses	2,807	4,102
Warranty accrual	134	160
Other accrued expenses	729	1,406
	$7,788	$7,534

8.	Comprehensive Income (Loss)

Our total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	September 30,
	2011	2010
Net loss	$(2,600)	$(1,211)

Other comprehensive income (loss):
Foreign currency translation adjustment	112	55
Unrealized (loss) gain on marketable securities, net of tax	(4)	-
Total comprehensive loss	$(2,492)	$(1,156)

9.	Concentration of Credit Risk, Segment, and Geographic Information

We operate in two segments, products and services, as disclosed within our condensed consolidated Statements of Operations.  We do not identify assets on a segment basis.  We attribute revenues to individual countries and geographic areas based upon location of our selling operating subsidiaries.  A summary of our revenues by geographic area is as follows (dollars in thousands):

	Three Months Ended
	September 30,
	2011	2010
United States	$8,289	$11,730

Japan	3,188	2,215
Other Asia Pacific countries	31	405
Total Asia Pacific	3,219	2,620

Europe	1,380	1,196

Total revenue	$12,888	$15,546

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

In addition, the following summarizes revenues by significant customer where such revenue accounted for 10% or more of total revenues for any one of the indicated periods:

	Three Months Ended
	September 30,
	2011	2010
Customer A	22%	<10%
Customer B	14%	11%
Customer C	<10%	13%

We assess credit risk through ongoing credit evaluations of customers’ financial condition and collateral is generally not required.  Two customers accounted for $1,653,000 or 19%, and $1,393,000 or 16% of trade receivables, respectively, at September 30, 2011.  Three customers accounted for $1,024,000 or 13%, $1,011,000 or 12%, and $973,000 or 12% of trade receivables, respectively, at June 30, 2011.  No other customers accounted for 10% or more of trade receivables as of September 30, 2011 or June 30, 2010.

The following summarizes purchases from significant vendors where such purchases accounted for 10% or more of total purchases for any one of the indicated periods:

	Three Months Ended
	September 30,
	2011	2010

Vendor A	22%	<10%
Vendor B	11%	17%
Vendor C	<10%	19%
Vendor D	<10%	13%

10.	Revolving Credit Facility

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

The interest rate on the Revolver was 4.0% as of September 30, 2011. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of September 30, 2011, $10,000,000 was available to us under the Revolver.  As of September 30, 2011, $0 was drawn under the Revolver, and we did not draw against the Revolver at any time during the three months ended September 30, 2011.

Under the Revolver, we are obligated to maintain a consolidated tangible net worth (total assets minus total liabilities and intangible assets) of at least $11,984,000 as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs, and a consolidated adjusted quick ratio of at least 1.25 to 1.00 (cash, short-term investments and accounts receivable divided by current liabilities, excluding deferred revenue).  As of September 30, 2011, we were in compliance with these covenants as our consolidated adjusted quick ratio was 4.89 to 1.00 and our tangible net worth was $26,872,000.  The Revolver is secured by substantially all of the assets of the company.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

11.	Retirement Plans

The following table provides a detail of the components of net periodic benefit cost of our German subsidiary’s defined benefit pension plan for the three months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended
	September 30,
	2011	2010

Service cost	$3	$4
Interest cost	59	53
Expected return on plan assets	(25)	(24)
Net periodic benefit cost	$37	$33

We contributed $10,000 and $11,000 to our German subsidiary’s defined benefit plan during the three months ended September 30, 2011 and 2010, respectively, and expect to make quarterly contributions similar to the contribution for the three months ended September 30, 2011 during the remaining quarters of fiscal 2012.

We maintain a U.S. employee retirement savings plan that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986.  For fiscal 2010, the Board of Directors approved a one-time profit sharing 401(k) contribution of $245,000 to be distributed pro-rata based on salary to 401(k) plan participants.  The $245,000 contribution was accrued in fiscal year 2010 and paid during the three months ended September 30, 2010.  We made no other contributions to the plan during the three months ended September 30, 2011 and 2010, respectively.

We also maintain a defined contribution plan (“Stakeholder Plan”) for our U.K. based employees.  For our U.K. based employees who contribute 4% or more of their salary to the Stakeholder Plan, we match 100% of employee contributions, up to 7% of their salary.  During the three months ended September 30, 2011 and 2010, we contributed $32,000 and $34,000 to the Stakeholder Plan, respectively.

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

Asserting Party	Jurisdiction	Patents at Issue
Pragmatus VOD LLC	U.S. District Court of Delaware	U.S. Patents Nos. 5,581,479 and 5,636,139

Olympic Developments AG, LLC	U.S. District Court Central District of California	U.S. Patents Nos. 5,475,585 and 6,246,400

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

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements (Continued)

Pursuant to the terms of the employment agreements with our executive officers, employment may be terminated by either the respective executive officer or us at any time.  In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  In the event our CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two.  Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period.  At September 30, 2011, the maximum contingent liability under these agreements is $2,181,000.  Our employment agreements with certain of our officers contain certain offset provisions, as defined in their respective agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto which appear elsewhere herein.  Except for the historical financial information, many of the matters discussed in this Item 2 may be considered “forward-looking” statements that reflect our plans, estimates and beliefs.  Actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Cautionary Note Regarding Forward-Looking Statements,” elsewhere herein and in other filings made with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended June 30, 2011.  References herein to “Concurrent”, the “Company”, “we”, “our” or “us” refer to Concurrent Computer Corporation and its subsidiaries.

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

Our sales model for media data and advertising solutions (“MDAS”) products includes the option for customers to purchase: (1) a perpetual license with maintenance; (2) a term license with maintenance and managed services; or (3) software as a service.  We expect that revenue from these sales generally will be recognized over the term of the various customer contracts.  See our Summary of Significant Accounting Policies in footnote 2 to our Condensed Consolidated Financial Statements for additional information.

Application of Critical Accounting Estimates

The SEC defines “critical accounting estimates” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  For a complete description of our critical accounting policies, please refer to the “Application of Critical Accounting Policies” in our most recent Annual Report on Form 10-K for the year ended June 30, 2011 filed with the SEC on August 30, 2011.

Results of Operations

The three months ended September 30, 2011 compared to the three months ended September 30, 2010

	Three Months Ended
	September 30,
(Dollars in Thousands)	2011	2010	$ Change	% Change

Product revenue	$6,784	$9,351	$(2,567)	(27.5%)
Service revenue	6,104	6,195	(91)	(1.5%)
Total revenue	12,888	15,546	(2,658)	(17.1%)

Product cost of sales	2,770	4,253	(1,483)	(34.9%)
Service cost of sales	2,837	2,788	49	1.8%
Total cost of sales	5,607	7,041	(1,434)	(20.4%)

Product gross margin	4,014	5,098	(1,084)	(21.3%)
Service gross margin	3,267	3,407	(140)	(4.1%)
Total gross margin	7,281	8,505	(1,224)	(14.4%)

Operating expenses:
Sales and marketing	4,302	4,050	252	6.2%
Research and development	3,580	3,358	222	6.6%
General and administrative	1,903	2,054	(151)	(7.4%)
Total operating expenses	9,785	9,462	323	3.4%

Operating loss	(2,504)	(957)	(1,547)	161.7%

Interest income (expense) - net	42	7	35	500.0%
Other income (expense) - net	(29)	21	(50)	NM (1)

Loss before income taxes	(2,491)	(929)	(1,562)	168.1%

Provision for income taxes	109	282	(173)	(61.3%)

Net loss	$(2,600)	$(1,211)	$(1,389)	114.7%

(1) NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the three months ended September 30, 2011 was approximately $6.8 million, a decrease of approximately $2.6 million, or 27.5%, from $9.4 million for the three months ended September 30, 2010.  Our video solutions product revenue decreased $2.1 million, or 43.3%, for the three months ended September 30, 2011, compared to the same period in the prior year.  This decrease resulted from a  $2.6 million decrease in video product sales in the United States during the three months ended September 30, 2011, compared to the same period in the prior year, due to the prior year completion of a custom product deliverable to one of our largest domestic customers that did not recur in the current year.  Additionally, we have experienced a decrease in spending from our two largest domestic video customers during the three months ended September 30, 2011, compared to the same period in the prior year.  We believe the decrease was due to irregular spending patterns coupled with the economic slowdown. Fluctuation in video revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.

Product revenue also decreased because of a $0.5 million, or 10.6%, decrease in real-time product sales for the three months ended September 30, 2011, compared to the same period in the prior year.  Real-time product sales decreased by $0.7 million in the United States during the three months ended September 30, 2011, compared to the same period in the prior year, primarily due to lower volume of imagen and legacy system sales during the current year period.

Service Revenue.  Total service revenue for the three months ended September 30, 2011 was $6.1 million, a decrease of $0.1 million, or 1.5%, from $6.2 million for the three months ended September 30, 2010.  The decrease in service revenue was due to a $0.1 million, or 2.5%, decrease in service revenue related to our video solutions product line, primarily due to a decrease in volume of system installations services resulting from lower volume of system sales.

Product Gross Margin.  Product gross margin was $4.0 million for the three months ended September 30, 2011, a decrease of $1.1 million, or 21.3%, from $5.1 million for the three months ended September 30, 2010.  Product margin decreased in terms of dollars primarily due to lower product revenue during the three months ended September 30, 2011, compared to the same period of the prior year.  Product gross margin as a percentage of product revenue increased to 59.2% for the three months ended September 30, 2011 from 54.5% for the three months ended September 30, 2010.    Product gross margin, as a percentage of product revenue, increased primarily because, in the prior year period, we recognized revenue on a non-recurring, large custom video product deliverable that we completed for one of our largest domestic video customers that generated product margins lower than we have recently earned from our sale of video products.

Service Gross Margin.  Gross margin on service revenue decreased to 53.5% of service revenue for the three months ended September 30, 2011 from 55.0% of service revenue for the three months ended September 30, 2010.  The decrease in service margin as a percentage of service revenue was primarily due to a $0.1 million increase in service costs attributable to severance charges incurred to reduce the size of our support staff that is required to support some of our legacy real-time systems.

Sales and Marketing.  Sales and marketing expenses increased approximately $0.2 million, or 6.2% to $4.3 million in the three months ended September 30, 2011 from $4.1 million in the three months ended September 30, 2010.  Sales and marketing expenses increased primarily because we incurred $0.1 million of additional salaries and benefits to provide greater sales support for our media data products.  Also, we incurred $0.2 million of additional severance costs as compared to the same period in the prior year, due to changes in our sales and marketing staff during the current period. Partially offsetting these increased costs, commission expenses decreased by $0.1 million for the three months ended September 30, 2011, compared to the same period in the prior year, due to lower revenue.

Research and Development.  Research and development expenses increased $0.2 million, or 6.6%, to approximately $3.6 million in the three months ended September 30, 2011, from $3.4 million in the three months ended September 30, 2010.  Research and development expenses were lower in the prior year period primarily due to $0.4 million of prior year development staff costs related to customized solutions developed for and sold to certain customers being recorded to prior year product cost of sales, as compared to similar costs in the same period in the current year being recorded to research and development expenses.  The increase in current year research and development expense was partially offset by the non-recurrence of a purchase of developed technology in the prior year that had not reached technological feasibility and, at the time of purchase, was recorded to prior year research and development expenses.

General and Administrative.  General and administrative expenses decreased approximately $0.2 million, or 7.4%, to approximately $1.9 million in the three months ended September 30, 2011 from $2.1 million in the three months ended September 30, 2010.  General and administrative expenses decreased $0.1 million due to a decrease in severance charges and personnel costs resulting from prior year reductions in force.  Also, during the three months ended September 30, 2011, we incurred $0.1 million less in incentive compensation than the same period in the prior year due to lower revenue in the current year period.

Provision for Income Taxes.  We recorded income tax expense for our domestic and foreign subsidiaries of $0.1 million in the three months ended September 30, 2011, compared to $0.3 million in the three months ended September 30, 2010.  Our tax provision recorded during both periods was primarily attributable to the income tax provision recorded by our Japan subsidiary as a result of its pretax income recorded during the period. We have net operating loss carryforwards available to offset taxable income in the United States and in many of the foreign locations in which we operate, but do not have net operating loss carryforwards available to offset taxable income in Japan.  We have established a full valuation allowance for deferred tax assets attributable to our net operating loss carryforwards, as we have determined that it is more likely than not that such deferred tax assets will not be realized.

Net Loss.  The net loss for the three months ended September 30, 2011 was $2.6 million or $0.31 per basic and diluted share, compared to net loss for the three months ended September 30, 2010 of $1.2 million, or $0.14 per basic and diluted share.

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

•
our reliance on a small customer base (two customers accounted for 35% of our revenue for the three months ended September 30, 2011 and three customers accounted for 34% of our revenue for the three months ended September 30, 2010);

•	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles; and

•
the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital.

Uses and Sources of Cash

We used $3.0 million of cash for operating activities during the three months ended September 30, 2011 compared to using $1.5 million of cash during the three months ended September 30, 2010.  Operating cash outflow during the three months ended September 30, 2011 was primarily attributable to operating losses generated by lower revenue volume during the period, as well as prepayment of certain expenses and refundable value added taxes.   Prior period operating cash outflow was primarily attributable to operating losses, payment of accounts payable and accrued expenses during the period.

We invested $1.6 million in short-term investments during the three months ended September 30, 2011, compared to $0 in the same period of the prior year.  Furthermore, we generated $1.5 million of cash from the sale or maturity of other short-term investments during the three months ended September 30, 2011, compared to $0 in the same period of the prior year.  We moved cash to these short-term investments in the latter half of our fiscal 2011 so that we may earn a higher return than we had previously earned with our cash and cash equivalent balances.  Our short-term investments consist of highly liquid commercial paper, agency bonds, and corporate bonds.   Additionally, our short-term investments have original maturities of more than 3 months, but no more than 12 months.

We invested $0.5 million in property, plant and equipment during the three months ended September 30, 2011 compared to $0.6 million during the three months ended September 30, 2010.  Capital additions during each of these periods were primarily related to development and test equipment and demonstration systems used by our sales and marketing group.  We expect capital additions to continue at a similar rate as the three months ended September 30, 2011 during the remainder of this fiscal year.

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

The interest rate on the Revolver was 4.0% as of September 30, 2011. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of September 30, 2011, $10.0 million was available to us under the Revolver.  As of September 30, 2011, $0 was drawn under the Revolver, and we did not draw against the Revolver at any time during the three months ended September 30, 2011.

Under the Revolver, we are obligated to maintain a consolidated tangible net worth of at least $12.0 million as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs, and a consolidated adjusted quick ratio of at least 1.25 to 1.00.  As of September 30, 2011, we were in compliance with these covenants as our consolidated adjusted quick ratio (cash, short-term investments and accounts receivable divided by current liabilities, excluding deferred revenue) was 4.89 to 1.00 and our tangible net worth (total assets minus total liabilities and intangible assets) was $26.9 million.  The Revolver is secured by substantially all of the assets of Concurrent.

At September 30, 2011, we had working capital (current assets less current liabilities) of $28.8 million, including cash, cash equivalents and short-term investments of approximately $29.7 million, and had no material commitments for capital expenditures.  At June 30, 2011, we had working capital of $30.3 million, including cash and cash equivalents of approximately $33.3 million.  Based upon our existing cash balances and short-term investments, historical cash usage, available credit facility, and anticipated operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011. There have been no material changes to our contractual obligations and commercial commitments during the three months ended September 30, 2011.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this quarterly report may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, the impact of our new video solutions strategy on our business, anticipated managed service revenue and cost of sales from our Media Data and Advertising Solutions sales, expected level of capital additions, reduced product revenue due to the economic downturn, the expected timing of revenue recognition for Media Data and Advertising Solutions sales, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash,  the impact of litigation, and our trend of declining real-time service revenue.  These statements are based on beliefs and assumptions of our management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: delays or cancellations of customer orders; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; margins of video business to capture new business; fluctuations and timing of large video orders; doing business in the People’s Republic of China; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of competition on the pricing of video solutions products; our ability to satisfy the financial covenants in the Revolver; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new video solutions; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macro-economic environment; continuing unevenness of the global economic recovery; privacy concerns over data collection; earthquakes, tsunamis and other natural disasters in which our customers and suppliers operate; and the availability of debt or equity financing to support our liquidity needs.

Other important risk factors are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Our forward-looking statements are based on current expectations and speak only as of the date of such statements.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates.  We are exposed to the impact of interest rate changes on our short-term cash investments.  We conduct business in the United States and around the world.  Our most significant foreign currency transaction exposure relates to the United Kingdom, those Western European countries that use the euro as a common currency, and Japan.  We do not hedge against fluctuations in exchange rates.

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

Changes in Internal Controls

There were no significant changes to our internal controls over financial reporting during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Floods in Thailand during October 2011 could affect our supply chain, revenues and gross profit margins.

The October 2011 floods in Thailand have impaired the supply chain from component suppliers to PC and server makers.   We believe this may create a significant shortage of hardware components and increase prices for available hardware throughout fiscal year 2012. In addition, the possible price increases may be passed on to us.  Our ability to produce and deliver products to our customers, as well as our revenues and profitability, could be materially adversely affected.

Risk factors are discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended June 30, 2011.  There have been no material changes to our risk factors as previously disclosed.

Item 6.	Exhibits

3.1	--Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	--Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	--Certificate of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	--Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

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

Date: November 2, 2011		CONCURRENT COMPUTER CORPORATION

	By:	/s/ Emory O. Berry
Emory O. Berry
Chief Financial Officer and Executive Vice
President of Operations
(Principal Financial and Accounting Officer)

Exhibit Index

3.1	--Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	--Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	--Certificate of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	--Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

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