Form 10-Q
period 2011-12-31
CONCURRENT COMPUTER CORP/DE
filed 2012-01-31
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2011
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

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of January 24, 2012 was 9,203,255.

Concurrent Computer Corporation
Form 10-Q
For the Three and Six Months Ended December 31, 2011

Part I           Financial Information

Item 1.	Condensed Consolidated Financial Statements

Concurrent Computer Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

	December 31,	June 30,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,694	$27,814
Short-term investments	-	5,497
Accounts receivable, less allowance for doubtful accounts of $82 at December 31, 2011 and June 30, 2011	11,605	8,033
Inventories, net	4,138	3,847
Prepaid expenses and other current assets	2,499	1,888
Total current assets	44,936	47,079

Property, plant and equipment, net	4,373	4,754
Intangible - purchased technology, net	1,290	1,653
Intangible - customer relationships, net	826	912
Other long-term assets, net	1,214	1,588
Total assets	$52,639	$55,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,624	$7,534
Deferred revenue	6,893	9,266
Total current liabilities	16,517	16,800

Long-term liabilities:
Deferred revenue	3,768	3,655
Pension liability	2,000	2,164
Other	1,621	1,888
Total liabilities	23,906	24,507

Commitments and contingencies (Note 12)

Stockholders' equity:
Shares of common stock, par value $.01; 14,000,000 authorized;8,678,539 and 8,481,643 issued and outstanding at December 31, 2011 and June 30, 2011, respectively	87	85
Capital in excess of par value	207,570	207,116
Accumulated deficit	(179,961)	(176,528)
Treasury stock, at cost; 37,788 at December 31, 2011 and June 30, 2011	(255)	(255)
Accumulated other comprehensive income	1,292	1,061
Total stockholders' equity	28,733	31,479

Total liabilities and stockholders' equity	$52,639	$55,986

The accompanying notes are an integral part of the condensed consolidated financial statements.

 Concurrent Computer Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Revenues:
Product	$10,034	$11,723	$16,818	$21,074
Service	6,376	6,129	12,480	12,324
Total revenues	16,410	17,852	29,298	33,398

Cost of sales:
Product	4,569	5,302	7,339	9,555
Service	2,843	3,066	5,680	5,854
Total cost of sales	7,412	8,368	13,019	15,409

Gross margin	8,998	9,484	16,279	17,989

Operating expenses:
Sales and marketing	4,296	4,256	8,598	8,306
Research and development	3,346	3,499	6,926	6,857
General and administrative	1,817	2,231	3,720	4,285
Total operating expenses	9,459	9,986	19,244	19,448

Operating loss	(461)	(502)	(2,965)	(1,459)

Interest income	34	19	95	43
Interest expense	(18)	(20)	(36)	(38)
Other expense, net	(196)	(45)	(226)	(23)

Loss before income taxes	(641)	(548)	(3,132)	(1,477)

Provision for income taxes	192	641	301	923

Net loss	$(833)	$(1,189)	$(3,433)	$(2,400)

Net loss per share
Basic	$(0.10)	$(0.14)	$(0.40)	$(0.29)
Diluted	$(0.10)	$(0.14)	$(0.40)	$(0.29)
Weighted average shares outstanding - basic	8,621	8,409	8,554	8,388
Weighted average shares outstanding - diluted	8,621	8,409	8,554	8,388

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Six Months Ended
	December 31,
	2011	2010

OPERATING ACTIVITIES
Net loss	$(3,433)	$(2,400)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,791	1,666
Share-based compensation	456	512
Other non-cash expenses	284	(8)
Changes in operating assets and liabilities:
Accounts receivable	(3,572)	5,727
Inventories	(345)	95
Prepaid expenses and other current assets	(583)	311
Other long-term assets	379	204
Accounts payable and accrued expenses	1,734	443
Deferred revenue	(2,260)	(5,332)
Other long-term liabilities	138	113
Total adjustments to net loss	(1,978)	3,731
Net cash (used in) provided by operating activities	(5,411)	1,331

INVESTING ACTIVITIES
Additions to property and equipment	(907)	(847)
Proceeds from sale or maturity of short-term investments	7,634	-
Purchase of short-term investments	(2,226)	-
Net cash provided by (used in) investing activities	4,501	(847)

FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	-	-

Effect of exchange rates on cash and cash equivalents	(210)	265

(Decrease) increase in cash and cash equivalents	(1,120)	749
Cash and cash equivalents at beginning of period	27,814	31,364
Cash and cash equivalents at end of period	$26,694	$32,113

Cash paid during the period for:
Interest	$14	$12
Income taxes (net of refunds)	$540	$130

The accompanying notes are an integral part of the condensed consolidated financial statements

Concurrent Computer Corporation
Notes to Condensed Consolidated Financial Statements

1.           Overview of Business and Basis of Presentation

We provide technology solutions, typically comprised of hardware and software, and professional services for the video and media data market and the high-performance, real-time market.  Our business is comprised of two segments for financial reporting purposes, products and services, which we provide for each of these markets.

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

Our real-time solutions consist of Linux® and other real-time operating systems and software development tools combined, in most cases, with hardware and services.  These products are sold to a wide variety of companies seeking high-performance, real-time computer solutions in the military, aerospace, financial and automotive markets around the world.

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

Income Taxes

As of June 30, 2011, we have U.S. Federal net operating loss carryforwards of approximately $116,340,000 for income tax purposes, of which $2,106,000 expire in fiscal year 2012, and the remainder expires at various dates through 2028.  We completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code of 1986 (the “Code”) on our ability to utilize these net operating losses.  The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2011.  Therefore, we do not expect the U.S. Federal net operating losses to be subject to limitation under Section 382.  We have established a full valuation allowance for deferred tax assets attributable to our net operating loss carryforwards, as we have determined that it is more likely than not that such deferred tax assets will not be realized.  We recorded $192,000 and $301,000 of income tax provision during the three and six months ended December 31, 2011, respectively, primarily due to taxable income earned by our Japan subsidiary, which does not have net operating loss carryforwards available to offset taxable income.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

Recently Issued Accounting Pronouncements

Not yet adopted

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”).  ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. We have evaluated the potential impact of these amendments and expect they will not have a significant impact on our financial position or results of operations.

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

Our standard multiple-element contractual arrangements with our customers generally include the delivery of systems with multiple components of hardware and software, certain professional services that typically involve installation and consulting, and ongoing software and hardware maintenance.  Product revenue is generally recognized when the product is delivered.  Professional services that are of a consultative nature may take place before, or after, delivery of the system, and installation services typically occur within 90 days after delivery of the system.  Professional services revenue is typically recognized as the service is performed.  Initial maintenance begins after delivery of the system and typically is provided for one to two years after delivery. Maintenance revenue is recognized ratably over the maintenance period. Our product sales are predominantly system sales whereby software and equipment function together to deliver the essential functionality of the combined product.  Upon our adoption of ASU 2009-14 on July 1, 2010, sales of these systems were determined to typically be outside of the scope of the software revenue guidance in Topic 985 (previously included in SOP 97-2) and are accounted for under ASU 2009-13.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

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

As a result of the adoption of ASU 2009-13, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its vendor specific objective evidence (“VSOE”), if available, third party evidence (“TPE”), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. We have typically been able to establish VSOE of fair value for our maintenance and services. We determine VSOE of fair value for professional services and maintenance by examining the population of selling prices for the same or similar services when sold separately, and determining that the pricing population for each VSOE classification is within a very narrow range of the median selling price.  For each element, we evaluate at least annually whether or not we have maintained VSOE of fair value based on our review of the actual selling price of each element over the previous twelve month period.

Our product deliverables are typically complete systems comprised of numerous hardware and software components that operate together to provide essential functionality, and we are typically unable to establish VSOE or TPE of fair value for our products.  Due to the custom nature of our products, we must determine ESP at the individual component level whereby our ESP for the total system is determined based on the sum of the individual components.  ESP for components of our real-time products is typically based upon list price, which is representative of our actual selling price.  ESP for components of our video products are based upon our most frequent selling price (“mode”) of standalone and bundled sales, based upon a 12 month historical analysis.  If a mode selling price is not available, then ESP will be the median selling price of all such component sales based upon a twelve month historical analysis, unless facts and circumstances indicate that another selling price, other than the mode or median selling price, is more representative of our estimated selling price.  Our methodology for determining ESP requires judgment, and any changes to pricing practices, the costs incurred to manufacture products, the nature of our relationships with our customers, and market trends could cause variability in our estimated selling prices or cause us to re-evaluate our methodology for determining ESP.  We will update our analysis of mode and median selling price at least annually, unless facts and circumstances indicate that more frequent analysis is required.

Occasionally, we sell software under multiple element arrangements that do not include hardware. Under these software arrangements, we allocate revenue to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value.  Our VSOE of fair value is determined based on the price charged when the same element is sold separately.  If VSOE of fair value does not exist for all elements in a multiple element arrangement, but does exist for undelivered elements, we recognize revenue using the residual method.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue.  Where fair value of undelivered elements has not been established, the total arrangement is recognized over the period during which the services are performed.

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

During the three months ended December 31, 2011 we liquidated our $7.6 million balance of short-term investments and returned the proceeds to cash, as the yield on these investments in the current market did not justify the costs of maintaining the investment accounts and the costs of fair value audit and disclosure required for these investments.  We have money market funds that are highly liquid and have a maturity of three months or less, thus are considered to be cash equivalents.

As of June 30, 2011 and during part of our six months ended December 31, 2011, our investment portfolio consisted of money market funds, commercial paper, agency bonds, and corporate bonds.  Our investment portfolio had an average maturity of three months or less and no investments within the portfolio had an original maturity of one year or more.  All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.  All cash equivalents are carried at cost, which approximates fair value.  All investments with original maturities of more than three months are classified as short-term investments.  Our marketable securities were classified as available-for-sale and reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss.  Interest on securities is recorded in interest income.  Any realized gains or losses have been shown in the accompanying consolidated statements of operations in other income or expense.  We provide fair value measurements disclosures of our available-for-sale securities in accordance with one of three levels of fair value measurement.

As of December 31, 2011 and June 30, 2011, we did not have an outstanding balance on our bank line of credit.  The average outstanding balance on our bank line of credit for the six months ended December 31, 2011 was zero.

Our financial assets that are measured at fair value on a recurring basis as of December 31, 2011 are as follows (in thousands):

	As of December 31, 2011 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$16,678	$16,678	$-	$-
Money market funds	10,016	10,016	-	-
Cash and cash equivalents	$26,694	$26,694	$-	$-

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2011 are as follows (in thousands):

	As of June 30, 2011 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash	$22,991	$22,991	$-	$-
Money market funds	4,221	4,221	-	-
Commercial paper	300	-	300	-
Corporate bonds	302	-	302	-
Cash and cash equivalents	27,814	27,212	602	-
Commercial paper	2,099	-	2,099	-
Corporate bonds	3,398	-	3,398	-
Short-term investments	5,497	-	5,497	-
	$33,311	$27,212	$6,099	$-

The following is a summary of available-for-sale securities as of June 30, 2011 (in thousands):

		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Commercial paper	$2,399	$-	$-	$2,399
Corporate bonds	3,702	-	(2)	3,700
Total marketable securities	$6,101	$-	$(2)	$6,099

3.           Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.  Common share equivalents of 806,000 and 987,000 for the three months ended December 31, 2011 and 2010, respectively, were excluded from the calculation as their effect was antidilutive.  Common share equivalents of 815,000 and 1,001,000 for the six months ended December 31, 2011 and 2010, respectively, were excluded from the calculation as their effect was antidilutive.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

The following table presents a reconciliation of the numerators and denominators of basic and diluted net loss per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Basic and diluted earnings per share (EPS) calculation:
Net loss	$(833)	$(1,189)	$(3,433)	$(2,400)
Basic weighted average number of shares outstanding	8,621	8,409	8,554	8,388
Effect of dilutive securities:
Restricted stock	-	-	-	-
Diluted weighted average number of shares outstanding	8,621	8,409	8,554	8,388
Basic EPS	$(0.10)	$(0.14)	$(0.40)	$(0.29)
Diluted EPS	$(0.10)	$(0.14)	$(0.40)	$(0.29)

4.           Share-Based Compensation

As of December 31, 2011, we had share-based employee compensation plans which are described in Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2011.  Option awards are granted with an exercise price equal to the market price of our stock at the date of grant.  We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  As of December 31, 2011, we had approximately 284,000 stock options outstanding and 562,500 restricted shares outstanding.  No stock options were granted during the six months ended December 31, 2011.

During the three and six months ended December 31, 2011, we issued 27,500 and 66,500 shares of restricted stock, respectively, to employees and board members that vest over either a three or four year service period.  Vesting is based solely on a service condition, and restrictions generally release ratably over the service period.  A summary of the activity of our service condition restricted shares during the six months ended December 31, 2011, is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2011	330,644	$5.05
Granted	66,500	5.29
Vested	(95,879)	4.67
Forfeited	(16,028)	5.69
Non-vested at December 31, 2011	285,237	$5.20

During the three and six months ended December 31, 2011, we released restrictions on 13,563 and 101,017 performance based restricted shares, respectively, for certain shares granted to executive management and the board of directors that were eligible for release due to the company meeting performance criteria related to our fiscal 2011 financial results.  We cancelled 30,772 and 73,771 performance based restricted shares during the three and six months ended December 31, 2011 for restricted shares granted to executive management that expired during the period because neither the performance criteria for our fiscal 2009, 2010 and 2011 financial results, nor the market condition (achievement of certain share price) were met.  A summary of the activity of our performance based restricted shares during the six months ended December 31, 2011, is presented below:

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

Performance Stock Awards	Shares	Weighted Average Grant Date Fair Value
Non-vested at July 1, 2011	452,055	$2.09
Granted	-	-
Vested	(101,017)	1.96
Forfeited	(73,771)	1.70
Non-vested at December 31, 2011	277,267	$2.25

We recorded share-based compensation related to issuance of stock options and restricted stock to employees, board members, and non-employees, as follows (amounts in thousands of dollars):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Share-based compensation expense included in the Statement of Operations:
Cost of sales	$16	$14	$34	$20
Sales and marketing	38	75	75	117
Research and development	30	49	74	83
General and administrative	102	175	273	292
Total	186	313	456	512
Tax benefit	-	-	-	-
Share-based compensation expense, net of taxes	$186	$313	$456	$512

5.           Inventories

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method.  We establish excess and obsolete inventory reserves based upon historical and anticipated usage.  The components of inventories are as follows (in thousands):

	December 31,	June 30,
	2011	2011
Raw materials, net	$3,543	$2,238
Work-in-process	334	277
Finished goods	261	1,332
Total inventories	$4,138	$3,847

As of December 31, 2011 and June 30, 2011, some portion of our inventory was either obsolete or in excess of the current requirements based upon the planned level of sales for future years.  Accordingly, we have reduced our gross raw materials inventory by $1,216,000 at December 31, 2011 and $1,176,000 at June 30, 2011 to the estimated net realizable value.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)
6.           Other Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,	June 30,
	2011	2011
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Patents	78	47
Total cost of intangibles	9,678	9,647

Purchased technology	(6,410)	(6,047)
Customer relationships	(1,074)	(988)
Patents	(3)	(1)
Total accumulated amortization	(7,487)	(7,036)
Total intangible assets, net	$2,191	$2,611

Amortization expense was $451,000 and $450,000 for the six months ended December 31, 2011 and 2010, respectively.

7.           Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands):

	December 31,	June 30,
	2011	2011
Accounts payable, trade	$4,958	$1,866
Accrued payroll, vacation, severance
and other employee expenses	2,936	4,102
Other accrued expenses	1,730	1,566
Total accounts payable and accrued expenses	$9,624	$7,534

8.           Comprehensive Income (Loss)

Our total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net loss	$(833)	$(1,189)	$(3,433)	$(2,400)

Other comprehensive income (loss):
Foreign currency translation adjustment	117	90	228	146
Unrealized (loss) gain on marketable
securities, net of tax	6	-	2	-

Total comprehensive loss	$(710)	$(1,099)	$(3,203)	$(2,254)

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

9.           Concentration of Credit Risk, Segment, and Geographic Information

We operate in two segments, products and services, as disclosed within our condensed consolidated Statements of Operations.  We do not identify assets on a segment basis.  We attribute revenues to individual countries and geographic areas based upon location of our selling operating subsidiaries.  A summary of our revenues by geographic area is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
United States	$10,934	$11,604	$19,222	$23,334

Japan	3,637	5,225	6,826	7,441
Other Asia Pacific countries	22	83	53	488
Total Asia Pacific	3,659	5,308	6,879	7,929

Europe	1,817	940	3,197	2,135

Total revenue	$16,410	$17,852	$29,298	$33,398

In addition, the following summarizes revenues by significant customer where such revenue accounted for 10% or more of total revenues for any one of the indicated periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Customer A	17%	24%	17%	17%
Customer B	12%	<10%	10%	<10%
Customer C	12%	13%	<10%	13%
Customer D	<10%	<10%	12%	<10%

We assess credit risk through ongoing credit evaluations of customers’ financial condition, and collateral is generally not required.  Three customers accounted for $1,792,000 or 15%, $1,628,000 or 14%, and $1,208,000 or 10% of trade receivables, respectively, at December 31, 2011.  Three customers accounted for $1,024,000 or 13%, $1,011,000 or 12%, and $973,000 or 12% of trade receivables, respectively, at June 30, 2011.  No other customers accounted for 10% or more of trade receivables as of December 31, 2011 or June 30, 2011.

The following summarizes purchases from significant vendors where such purchases accounted for 10% or more of total purchases for any one of the indicated periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Vendor A	31%	<10%	26%	<10%
Vendor B	<10%	25%	<10%	22%
Vendor C	<10%	21%	<10	20%

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

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

The interest rate on the Revolver was 4.0% as of December 31, 2011. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of December 31, 2011, $10,000,000 was available to us under the Revolver.  As of December 31, 2011, $0 was drawn under the Revolver, and we did not draw against the Revolver at any time during the six months ended December 31, 2011.

Under the Revolver, we are obligated to maintain a consolidated tangible net worth (total assets minus total liabilities and intangible assets) of at least $11,984,000 as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs, and a consolidated adjusted quick ratio of at least 1.25 to 1.00 (cash, short-term investments and accounts receivable divided by current liabilities, excluding deferred revenue).  Additionally, we are subject to certain negative covenants whereby we must first receive the banks written consent prior to any dispositions, changes in business, management, or business locations, mergers or acquisitions, indebtedness, encumbrances, maintenance of collateral accounts, investments or subordinated debt. As of December 31, 2011, we were in compliance with these covenants as our consolidated adjusted quick ratio was 3.98 to 1.00 and our tangible net worth was $26,542,000.  The Revolver is secured by substantially all of the assets of the company.

11.         Retirement Plans

The following table provides a detail of the components of net periodic benefit cost of our German subsidiary’s defined benefit pension plan for the three and six months ended December 31, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Service cost	$3	$4	$7	$7
Interest cost	56	56	114	109
Expected return on plan assets	(23)	(25)	(48)	(49)
Amortization of net (gain) loss	(1)	(1)	(1)	(1)
Net periodic benefit cost	$35	$34	$72	$66

We contributed $0 and $10,000 to our German subsidiary’s defined benefit plan during the three and six months ended December 31, 2011, respectively, and expect to make $30,000 of additional contributions during the remaining six months of fiscal 2012.  We contributed $10,000 and $21,000 to our German subsidiary’s defined benefit plan during the three and six months ended December 31, 2010, respectively.

We maintain a U.S. employee retirement savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code.  For fiscal 2010, the Board of Directors approved a one-time profit sharing 401(k) contribution of $245,000 to be distributed pro-rata based on salary to 401(k) plan participants.  The $245,000 contribution was accrued in fiscal year 2010 and paid during the six months ended December 31, 2010.  We made no other contributions to the plan during the three and six months ended December 30, 2011 and 2010, respectively.

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our U.K. based employees.  For our U.K. based employees who contribute 4% or more of their salary to the Stakeholder Plan, we match 100% of employee contributions, up to 7% of their salary.  During the three months ended December 31, 2011 and 2010, we contributed $31,000 and $35,000 to the Stakeholder Plan, respectively.  During the six months ended December 31, 2011 and 2010, we contributed $62,000 and $71,000 to the Stakeholder Plan, respectively.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

12.         Commitments and Contingencies

From time to time, we are involved in litigation incidental to the conduct of our business.  We believe that such pending litigation will not have a material adverse effect on our results of operations or financial condition.

We enter into agreements in the ordinary course of business with customers that often require us to defend and/or indemnify the customer against intellectual property infringement claims brought by a third party with respect to our products.  For example, we were notified that certain of our customers have settled with or been sued by the following companies, in the noted jurisdictions, regarding the listed patents:

Asserting Party	Jurisdiction	Patents at Issue
Pragmatus VOD LLC	U.S. District Court of Delaware	U.S. Patents Nos. 5,581,479 and 5,636,139

Olympic Developments AG, LLC	U.S. District Court Central District of California	U.S. Patents Nos. 5,475,585 and 6,246,400

We continue to review our potential obligations under our indemnification agreements with these customers and the indemnity obligations to these customers from other vendors that also provided systems and services to these customers.  From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from our acts or omissions, our employees, authorized agents or subcontractors.  We have one probable claim for indemnification of one of our customers.  The amount and method of probable settlement with this customer has yet to be determined, but we expect that the amount will not be material. To date, we have not encountered any other material costs as a result of such obligations and have not accrued any material liabilities related to such indemnifications in our financial statements.  The maximum potential amount of future payments that we could be required to make is unlimited, and we are unable to estimate any possible loss or range of possible loss.

Pursuant to the terms of the employment agreements with our executive officers, employment may be terminated by either the respective executive officer or us at any time.  In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  In the event our CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two.  Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period.  At December 31, 2011, the maximum contingent liability under these agreements is $2,394,000.  Our employment agreements with certain of our officers contain certain offset provisions, as defined in their respective agreements.

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

Overview

We provide technology solutions, typically comprised of hardware and software, and professional services for the video and media data market and the high-performance, real-time market.  Our business is comprised of two segments for financial reporting purposes, products and services, which we provide for each of these markets.

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

Our real-time solutions consist of Linux® and other real-time operating systems and software development tools combined, in most cases, with hardware and services.  These products are sold to a wide variety of companies seeking high-performance, real-time computer solutions in the military, aerospace, financial and automotive markets around the world.

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

The October 2011 floods in Thailand have impaired the supply chain from component suppliers to PC and server makers.   We believe this will likely create a shortage of hardware components and increase prices for available hardware throughout calendar year 2012. Price increases may be passed on to us.  Our ability to produce and deliver products to our customers, as well as our revenues and profitability, could be materially adversely affected by this natural disaster.

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

Results of Operations

The three months ended December 31, 2011 compared to the three months ended December 31, 2010

	Three Months Ended
	December 31,
(Dollars in Thousands)	2011	2010	$ Change	% Change

Product revenue	$10,034	$11,723	$(1,689)	(14.4%)
Service revenue	6,376	6,129	247	4.0%
Total revenue	16,410	17,852	(1,442)	(8.1%)

Product cost of sales	4,569	5,302	(733)	(13.8%)
Service cost of sales	2,843	3,066	(223)	(7.3%)
Total cost of sales	7,412	8,368	(956)	(11.4%)

Product gross margin	5,465	6,421	(956)	(14.9%)
Service gross margin	3,533	3,063	470	15.3%
Total gross margin	8,998	9,484	(486)	(5.1%)

Operating expenses:
Sales and marketing	4,296	4,256	40	0.9%
Research and development	3,346	3,499	(153)	(4.4%)
General and administrative	1,817	2,231	(414)	(18.6%)
Total operating expenses	9,459	9,986	(527)	(5.3%)

Operating loss	(461)	(502)	41	(8.2%)

Interest income (expense) - net	16	(1)	17	NM (1)
Other expense - net	(196)	(45)	(151)	NM (1)

Loss before income taxes	(641)	(548)	(93)	17.0%

Provision for income taxes	192	641	(449)	(70.0%)

Net loss	$(833)	$(1,189)	$356	(29.9%)

(1) NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the three months ended December 31, 2011 was approximately $10.0 million, a decrease of $1.7 million, or 14.4%, from $11.7 million for the three months ended December 31, 2010.  The decrease in product revenue resulted from the $1.7 million, or 21.7%, decrease in video product sales for the three months ended December 31, 2011, compared to the same period in the prior year.  This decrease in video product sales was primarily attributable to revenue recognized in Japan during the prior year attributable to the completion and delivery of a custom product solution to our largest Japanese cable customer during the three months ended December 31, 2010, that did not recur in the current year period.  We also experienced a $1.1 million decrease in video product sales in the United States during the three months ended December 31, 2011, compared to the same period in the prior year, due to lower video system purchasing volumes from our North American customers.  However, our European video product sales increased by $0.9 million due to new system deployments to two new European video customers during the three months ended December 31, 2011.  Fluctuation in video revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.

Service Revenue.  Total service revenue for the three months ended December 31, 2011 was $6.4 million, an increase of approximately $0.3 million, or 4.0%, from $6.1 million for the three months ended December 31, 2010.  The increase in service revenue was due to a $0.3 million, or 7.9%, increase in service revenue related to our video solutions product line, primarily due to increasing maintenance renewals from our growing base of deployed video systems.

Product Gross Margin.  Product gross margin was $5.5 million for the three months ended December 31, 2011, a decrease of approximately $0.9 million, or 14.9%, from $6.4 million for the three months ended December 31, 2010.  Product margin decreased in terms of dollars primarily due to lower product revenue during the three months ended December 31, 2011, compared to the same period of the prior year.  Product gross margin as a percentage of product revenue decreased to 54.5% for the three months ended December 31, 2011 from 54.8% for the three months ended December 31, 2010.

Service Gross Margin.  Gross margin on service revenue increased to 55.4% of service revenue for the three months ended December 31, 2011 from 50.0% of service revenue for the three months ended December 31, 2010.  The increase in service margin as a percentage of service revenue was primarily due to an increase in video system service revenue, coupled with a $0.2 million, or 7.3% decrease in service costs during the three months ended December 31, 2011.  Decreasing service costs resulted from the decrease in support staff costs, as we have focused on managing costs of the infrastructure that is necessary to fulfill service and support for some of our real-time legacy products.

Research and Development.  Research and development expenses decreased $0.2 million, or 4.4%, to $3.3 million in the three months ended December 31, 2011, from $3.5 million in the three months ended December 31, 2010.  Research and development expenses were lower than the prior year period primarily due to mandatory vacations during the holidays within our second quarter of fiscal 2012 resulting in a $0.1 million reduction of expenses during the three months ended December 31, 2011, compared to the same period of the prior year.

General and Administrative.  General and administrative expenses decreased approximately $0.4 million, or 18.6%, to approximately $1.8 million in the three months ended December 31, 2011 from $2.2 million in the three months ended December 31, 2010.  General and administrative expenses decreased $0.3 million due to the impact that lower revenue in the current year period had on the amount earned on bonus and performance-based restricted stock compensation arrangements.   Furthermore, mandatory vacations during the holidays within our second quarter of fiscal 2012 resulted in a $0.1 million reduction of general administrative expenses during the three months ended December 31, 2011, compared to the same period of the prior year.

Other expense, net.  During the three months ended December 31, 2011, we incurred approximately $0.2 million of realized currency translation losses.  These losses resulted from the decreasing value of the euro and the Japanese yen, relative to the U.S. dollar, during the period and the resulting impact on foreign currency transactions by our subsidiaries for which the euro and Japanese yen are the functional currency.

Provision for Income Taxes.  We recorded a $0.2 million income tax provision during the three months ended December 31, 2011, compared to $0.6 million in the three months ended December 31, 2010.  Our tax provision recorded during both periods was primarily attributable to the income tax provision recorded by our subsidiary in Japan as a result of its pretax income recorded during the period. We have net operating loss carryforwards available to offset taxable income in the United States and in many of the foreign locations in which we operate, but do not have net operating loss carryforwards available to offset taxable income in Japan.  We have established a full valuation allowance for deferred tax assets attributable to our net operating loss carryforwards, as we have determined that it is more likely than not that such deferred tax assets will not be realized.

Net Loss.  The net loss for the three months ended December 31, 2011 was $0.8 million or $0.10 per basic and diluted share, compared to net loss for the three months ended December 31, 2010 of $1.2 million, or $0.14 per basic and diluted share.

The six months ended December 31, 2011 compared to the six months ended December 31, 2010

	Six Months Ended
	December 31,
(Dollars in Thousands)	2011	2010	$ Change	% Change

Product revenue	$16,818	$21,074	$(4,256)	(20.2%)
Service revenue	12,480	12,324	156	1.3%
Total revenue	29,298	33,398	(4,100)	(12.3%)
Product cost of sales	7,339	9,555	(2,216)	(23.2%)
Service cost of sales	5,680	5,854	(174)	(3.0%)
Total cost of sales	13,019	15,409	(2,390)	(15.5%)

Product gross margin	9,479	11,519	(2,040)	(17.7%)
Service gross margin	6,800	6,470	330	5.1%
Total gross margin	16,279	17,989	(1,710)	(9.5%)

Operating expenses:
Sales and marketing	8,598	8,306	292	3.5%
Research and development	6,926	6,857	69	1.0%
General and administrative	3,720	4,285	(565)	(13.2%)
Total operating expenses	19,244	19,448	(204)	(1.0%)

Operating loss	(2,965)	(1,459)	(1,506)	103.2%

Interest income - net	59	5	54	NM (1)
Other expense - net	(226)	(23)	(203)	NM (1)

Loss before income taxes	(3,132)	(1,477)	(1,655)	112.1%

Provision for income taxes	301	923	(622)	(67.4%)

Net loss	$(3,433)	$(2,400)	(1,033)	43.0%

(1) NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the six months ended December 31, 2011 was approximately $16.8 million, a decrease of $4.3 million, or 20.2%, from $21.1 million for the six months ended December 31, 2010.  Our video solutions product revenue decreased $3.8 million, or 29.9%, for the six months ended December 31, 2011, compared to the same period in the prior year.  This decrease resulted from a $3.6 million decrease in video product sales in the United States during the six months ended December 31, 2011, compared to the same period in the prior year, due to the prior year completion of a custom product deliverable to one of our largest domestic customers that did not recur in the current year.  Additionally, we have experienced a decrease in spending from our two largest domestic video customers during the six months ended December 31, 2011, compared to the same period in the prior year.  We believe the decrease was due to irregular spending patterns coupled with the economic slowdown in the United States. This decrease in video product sales was also attributable to a $1.0 million decrease in video product revenue in Japan primarily because in the prior year our subsidiary in Japan recognized revenue from the completion and delivery of a custom product solution to our largest Japanese cable customer during the six months ended December 31, 2010, that did not recur in the current year period.  However, our European video product sales increased by $0.9 million due to new system deployments to two new European video customers during the six months ended December 31, 2011.  Fluctuation in video revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.

Product revenue also decreased because of a $0.5 million, or 5.6%, decrease in real-time product sales for the six months ended December 31, 2011, compared to the same period in the prior year.  Real-time product sales decreased by $0.8 million in the United States during the six months ended December 31, 2011, compared to the same period in the prior year, primarily due to lower volume of imagen and legacy system sales during the current year period.  Real-time product sales outside of the United States increased by $0.3 million, partially offsetting the decrease in sales volume within the United States.

Service Revenue.  Total service revenue for the six months ended December 31, 2011 was $12.5 million, an increase of $0.2 million, or 1.3%, from $12.3 million for the six months ended December 31, 2010.  The increase in service revenue was due to a $0.2 million, or 2.6%, increase in service revenue related to our video solutions product line, primarily due to increasing maintenance renewals from our growing base of deployed video systems.

Product Gross Margin.  Product gross margin was $9.5 million for the six months ended December 31, 2011, a decrease of $2.0 million, or 17.7%, from $11.5 million for the six months ended December 31, 2010.  Product margin decreased in terms of dollars primarily due to lower product revenue during the six months ended December 31, 2011, compared to the same period of the prior year.  Product gross margin as a percentage of product revenue increased to 56.4% for the six months ended December 31, 2011 from 54.7% for the six months ended December 31, 2010.    Product gross margin, as a percentage of product revenue, increased primarily because, in the prior year period, we recognized revenue on a non-recurring, large custom video product deliverable that we completed for one of our largest domestic video customers that generated product margins lower than we have recently earned from our sale of video products.

Service Gross Margin.  Gross margin on service revenue increased to 54.5% of service revenue for the six months ended December 31, 2011 from 52.5% of service revenue for the six months ended December 31, 2010.  The increase in service margin as a percentage of service revenue was primarily due to an increase in video system service revenue, coupled with a $0.2 million, or 3.0% decrease in service costs during the six months ended December 31, 2011.  Decreasing service costs resulted from decrease support staff costs, as we have focused on managing costs of the infrastructure that is necessary to fulfill service and support for some of our real-time legacy products.

Sales and Marketing.  Sales and marketing expenses increased approximately $0.3 million, or 3.5% to $8.6 million in the six months ended December 31, 2011 from $8.3 million in the six months ended December 31, 2010.  Sales and marketing expenses increased primarily because we incurred $0.2 million of additional severance costs as compared to the same period in the prior year, due to changes in our sales and marketing staff during the current period.

Research and Development.  Research and development expenses increased $0.1 million, or 1.0%, to approximately $6.9 million in the six months ended December 31, 2011, from approximately $6.8 million in the six months ended December 31, 2010.  Research and development expenses were lower in the prior year period primarily due to $0.8 million of prior year development staff costs related to customized solutions developed for and sold to certain customers being recorded to prior year product cost of sales, as compared to similar costs in the same period in the current year being recorded to research and development expenses.  The increase in current year research and development expense was partially offset by $0.7 million reduction in current year expenses resulting from reduction in development staff, mandatory vacations during the holidays within our second quarter of fiscal 2012, lower incentive compensation expense due to lower revenue in the current year, and the non-recurrence of a purchase of developed technology in the prior year that had not reached technological feasibility and, at the time of purchase, was recorded to prior year research and development expenses.

General and Administrative.  General and administrative expenses decreased approximately $0.6 million, or 13.2%, to approximately $3.7 million in the six months ended December 31, 2011 from $4.3 million in the six months ended December 31, 2010.  General and administrative expenses decreased $0.3 million due the impact that lower revenue in the current year period had on the amount earned on bonus and performance-based restricted stock compensation arrangements.   Furthermore, a reduction in headcount resulted in a $0.1 million reduction in period over period expenses and mandatory vacations during the holidays within our second quarter of fiscal 2012 resulted in an additional $0.1 million reduction of general administrative expenses during the six months ended December 31, 2011, compared to the same period of the prior year.

Other expense, net.  During the six months ended December 31, 2011, we incurred approximately $0.2 million of realized currency translation losses.  These losses resulted from the decreasing value of the euro and the Japanese yen, relative to the U.S. dollar, during the period and the resulting impact on foreign currency transactions by our subsidiaries for which the euro and Japanese yen are the functional currency.

Provision for Income Taxes.  We recorded a $0.3 million income tax provision during the six months ended December 31, 2011, compared to $0.9 million in the six months ended December 31, 2010.  Our tax provision recorded during both periods was primarily attributable to the income tax provision recorded by our subsidiary in Japan as a result of its pretax income recorded during the period. We have net operating loss carryforwards available to offset taxable income in the United States and in many of the foreign locations in which we operate, but do not have net operating loss carryforwards available to offset taxable income in Japan.  We have established a full valuation allowance for deferred tax assets attributable to our net operating loss carryforwards, as we have determined that it is more likely than not that such deferred tax assets will not be realized.

Net Loss.  The net loss for the six months ended December 31, 2011 was $3.4 million or $0.40 per basic and diluted share, compared to net loss for the six months ended December 31, 2010 of $2.4 million, or $0.29 per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, product and service costs, operating results and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•	the impact of the global economic conditions on our business and our customers;

•	the impact of the Thailand floods on our suppliers, cost of hardware components, and our ability to produce and deliver products to our customers;

•	the rate of growth or decline or change in market, if any, of video solutions market expansions and the pace that video service companies implement, upgrade or replace video solutions technology;

•	our ability to leverage the potential of our media data management to serve media data, advanced advertising and other related data initiatives;

•	the rate of growth or decline, if any, of deployment of our real-time operating systems and tools;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	our ability to manage expenses consistent with the rate of growth or decline in our markets;

•	the success of our strategy to market our solutions for the internet and mobility markets;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product and service sales;

•	timing of product shipments, which typically occur during the last month of the quarter;

•	our reliance on a small customer base (three customers accounted for 39% and 40% of our revenue for the six months ended December 31, 2011 and 2010, espectively);

•	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles; and

•
the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital.

Uses and Sources of Cash

We used $5.4 million of cash in operating activities during the six months ended December 31, 2011 compared to generating $1.3 million of cash from operating activities during the six months ended December 31,  2010.  Operating cash outflow during the six months ended December 31, 2011 was primarily attributable to the timing of accounts receivable collection, as well as operating losses generated by lower revenue volume during the period. Prior period operating cash flow was primarily generated by the timing of accounts receivable collection during the period.

We invested $2.2 million in short-term investments during the six months ended December 31, 2011, compared to $0 in the same period of the prior year.  During the three months ended December 31, 2011 we liquidated the $7.6 million balance of short-term investments and returned the proceeds to cash, as the yield on these investments in the current market did not justify the costs of maintaining the investment accounts and the costs of fair value audit and disclosure required for these investments.  Prior to liquidation, our short-term investments consisted of highly liquid commercial paper, agency bonds, and corporate bonds.   Additionally, our short-term investments had original maturities of more than 3 months, but no more than 12 months.

We invested $0.9 million in property, plant and equipment during the six months ended December 31, 2011 compared to $0.8 million during the six months ended December 31, 2010.  Capital additions during each of these periods were primarily related to development and test equipment and demonstration systems used by our sales and marketing group.  We expect capital additions to continue at a similar rate as the six months ended December 31, 2011 during the remainder of this fiscal year.

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

The interest rate on the Revolver was 4.0% as of December 31, 2011. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of December 31, 2011, $10.0 million was available to us under the Revolver.  As of December 31, 2011, $0 was drawn under the Revolver, and we did not draw against the Revolver at any time during the six months ended December 31, 2011.

Under the Revolver, we are obligated to maintain a consolidated tangible net worth of at least $12.0 million as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs, and a consolidated adjusted quick ratio of at least 1.25 to 1.00.  As of December 31, 2011, we were in compliance with these covenants as our consolidated adjusted quick ratio (cash, short-term investments and accounts receivable divided by current liabilities, excluding deferred revenue) was 3.98 to 1.00 and our tangible net worth (total assets minus total liabilities and intangible assets) was $26.5 million.  The Revolver is secured by substantially all of the assets of Concurrent.

At December 31, 2011, we had working capital (current assets less current liabilities) of $28.4 million, including cash and cash equivalents of approximately $26.7 million, and had no material commitments for capital expenditures.  At June 30, 2011, we had working capital of $30.3 million, including cash, cash equivalents and short-term investments of approximately $33.3 million.  Based upon our existing cash balances and short-term investments, historical cash usage, available credit facility, and anticipated operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers that often require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products.  We evaluate estimated losses for such indemnifications under ASC 460-20 and ASC 460-10-25.  We consider factors such as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. We have one probable claim for indemnification of one of our customers.  The amount and method of probable settlement with this customer has yet to be determined, but we expect that the amount will not be material. To date, we have not encountered any other material costs as a result of such obligations and have not accrued any material liabilities related to such indemnifications in our financial statements.  See footnote 12 to the Condensed Consolidated Financial Statements for the additional disclosures regarding indemnification.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011. There have been no material changes to our contractual obligations and commercial commitments during the six months ended December 31, 2011.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this quarterly report may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, the impact of our new video solutions strategy on our business, anticipated managed service revenue and cost of sales from our Media Data and Advertising Solutions sales, expected level of capital additions, reduced product revenue due to the economic downturn, the expected timing of revenue recognition for Media Data and Advertising Solutions sales, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash,  the impact of litigation, and our trend of declining real-time service revenue.  These statements are based on beliefs and assumptions of our management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: delays or cancellations of customer orders; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; margins of video business to capture new business; fluctuations and timing of large video orders; doing business in the People’s Republic of China; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of competition on the pricing of video solutions products; our ability to satisfy the financial covenants in the Revolver; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new video solutions; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macro-economic environment; continuing unevenness of the global economic recovery; privacy concerns over data collection; earthquakes, tsunamis, floods and other natural disasters in areas in which our customers and suppliers operate; and the availability of debt or equity financing to support our liquidity needs.

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

Changes in Internal Controls

There were no significant changes to our internal controls over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The October 2011 floods in Thailand have impaired the supply chain from component suppliers to PC and server makers.  We believe this will likely create a shortage of hardware components and increase prices for available hardware throughout fiscal year 2012. In addition, the possible price increases may be passed on to us.  Our ability to produce and deliver products to our customers, as well as our revenues and profitability, could be materially adversely affected by this natural disaster.

If we are unable to protect our information systems against data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.

We are dependent on information technology networks and systems, including the internet, to process, transmit and store electronic information in the conduct of our business. Security breaches of this infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information. If we are unable to prevent such breaches, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information.

Some of our products are accessed through the internet and a security breach in connection with the delivery of these products and services could be detrimental to our reputation, business, operating results and financial condition. We cannot be certain that our defensive strategies against criminal and malicious attacks will be effective in all cases to protect us against compromise or breach of the technology protecting the networks that access our products and services.

Other risk factors are discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended June 30, 2011.  There have been no other material changes to our risk factors as previously disclosed.

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

Date: January 31, 2012	CONCURRENT COMPUTER CORPORATION

	By:	/s/ Emory O. Berry
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