Form 10-Q
period 2012-03-31
CONCURRENT COMPUTER CORP/DE
filed 2012-05-01
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012
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

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of April 25, 2012 was 8,653,626.

Concurrent Computer Corporation
Form 10-Q
For the Three and Nine Months Ended March 31, 2012

Part I	Financial Information

Item 1.	Condensed Consolidated Financial Statements

Concurrent Computer Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

	March 31,	June 30,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,332	$27,814
Short-term investments	-	5,497
Accounts receivable, less allowance for doubtful accounts of $78 at March 31, 2012 and $82 at June 30, 2011	15,255	8,033
Inventories, net	4,111	3,847
Prepaid expenses and other current assets	2,453	1,888
Total current assets	45,151	47,079

Property, plant and equipment, net	4,026	4,754
Intangible - purchased technology, net	1,109	1,653
Intangible - customer relationships, net	782	912
Other long-term assets, net	977	1,588
Total assets	$52,045	$55,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,466	$7,534
Deferred revenue	7,464	9,266
Total current liabilities	15,930	16,800

Long-term liabilities:
Deferred revenue	3,281	3,655
Pension liability	2,078	2,164
Other	1,581	1,888
Total liabilities	22,870	24,507

Commitments and contingencies (Note 12)

Stockholders' equity:
Shares of common stock, par value $.01; 14,000,000 authorized; 8,683,914 and 8,481,643 issued and outstanding at March 31, 2012 and June 30, 2011, respectively	87	85
Capital in excess of par value	207,697	207,116
Accumulated deficit	(179,624)	(176,528)
Treasury stock, at cost; 37,788 at March 31, 2012 and June 30, 2011	(255)	(255)
Accumulated other comprehensive income	1,270	1,061
Total stockholders' equity	29,175	31,479

Total liabilities and stockholders' equity	$52,045	$55,986

The accompanying notes are an integral part of the condensed consolidated financial statements.

 Concurrent Computer Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenues:
Product	$9,996	$11,787	$26,814	$32,861
Service	6,295	6,522	18,775	18,846
Total revenues	16,291	18,309	45,589	51,707

Cost of sales:
Product	3,329	4,330	10,668	13,885
Service	2,950	3,027	8,630	8,881
Total cost of sales	6,279	7,357	19,298	22,766

Gross margin	10,012	10,952	26,291	28,941

Operating expenses:
Sales and marketing	3,993	4,410	12,591	12,716
Research and development	3,446	3,819	10,372	10,676
General and administrative	1,841	2,165	5,561	6,450
Total operating expenses	9,280	10,394	28,524	29,842

Operating income (loss)	732	558	(2,233)	(901)

Interest income	6	35	101	79
Interest expense	(21)	(17)	(56)	(55)
Other (expense) income, net	(249)	61	(476)	37

Income (loss) before income taxes	468	637	(2,664)	(840)

Provision for income taxes	131	139	432	1,062

Net income (loss)	$337	$498	$(3,096)	$(1,902)

Net income (loss) per share
Basic	$0.04	$0.06	$(0.36)	$(0.23)
Diluted	$0.04	$0.06	$(0.36)	$(0.23)
Weighted average shares outstanding - basic	8,644	8,423	8,584	8,400
Weighted average shares outstanding - diluted	8,751	8,603	8,584	8,400

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Nine Months Ended
	March 31,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(3,096)	$(1,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,666	2,500
Share-based compensation	583	889
Other non-cash expenses	547	(151)
Changes in operating assets and liabilities:
Accounts receivable	(7,222)	(1,397)
Inventories	(350)	763
Prepaid expenses and other current assets	(574)	255
Other long-term assets	605	259
Accounts payable and accrued expenses	903	(187)
Deferred revenue	(2,176)	(2,301)
Other long-term liabilities	(188)	147
Total adjustments to net loss	(5,206)	777
Net cash used in operating activities	(8,302)	(1,125)

INVESTING ACTIVITIES
Additions to property and equipment	(1,244)	(1,208)
Proceeds from sale or maturity of short-term investments	7,634	-
Purchase of short-term investments	(2,226)	(3,414)
Net cash provided by (used in) investing activities	4,164	(4,622)

FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	-	-

Effect of exchange rates on cash and cash equivalents	(344)	311

Decrease in cash and cash equivalents	(4,482)	(5,436)
Cash and cash equivalents at beginning of period	27,814	31,364
Cash and cash equivalents at end of period	$23,332	$25,928

Cash paid during the period for:
Interest	$20	$21
Income taxes (net of refunds)	$882	$309

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

Our video solutions consist of software, hardware, and services for intelligently streaming video and collecting media data based on cross services data aggregation and logistics.  Our video solutions and services are deployed by video service providers for distribution of video to consumers and collection of media data intelligence to support management of their video business and operations.

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

Income Taxes

As of June 30, 2011, we have U.S. Federal net operating loss carryforwards of approximately $116,340,000 for income tax purposes, of which $2,106,000 expire in fiscal year 2012, and the remainder expires at various dates through 2028.  We completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code of 1986 (the “Code”) on our ability to utilize these net operating losses.  The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2011.  Therefore, we do not expect the U.S. Federal net operating losses to be subject to limitation under Section 382.  We have established a full valuation allowance for deferred tax assets attributable to our net operating loss carryforwards, as we have determined that it is more likely than not that such deferred tax assets will not be realized.  We recorded $131,000 and $432,000 of income tax provision during the three and nine months ended March 31, 2012, respectively, primarily due to taxable income earned by our Japan subsidiary, which does not have net operating loss carryforwards available to offset taxable income.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

Recently Issued Accounting Pronouncements

Adopted

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”).  ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011 (our third fiscal 2012 quarter ended March 31, 2012). We have evaluated the potential impact of these amendments and expect they will not have a significant impact on our financial position or results of operations.

Not yet adopted

The FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)” (“ASU 2011-05”).  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  ASU 2011-05 also requires an entity to present on the face of the financial statement reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU 2011-05 should be applied retrospectively and is effective for public entities as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011 (our first fiscal 2013 quarter ended September 30, 2012). We have evaluated the potential impact of ASU 2011-05 and expect it will not have a significant impact on our financial position or results of operations.

2.	Summary of Significant Accounting Policies

Revenue Recognition

We generate revenue from the sale of products and services. We commence revenue recognition when all of the following conditions are met:

●	persuasive evidence of an arrangement exists,
●	the system has been shipped or the services have been performed,
●	the fee is fixed or determinable, and
●	collectibility of the fee is probable.

Our standard multiple-element contractual arrangements with our customers generally include the delivery of systems with multiple components of hardware and software, certain professional services that typically involve installation and consulting, and ongoing software and hardware maintenance.  Product revenue is generally recognized when the product is delivered.  Professional services that are of a consultative nature may take place before, or after, delivery of the system, and installation services typically occur within 90 days after delivery of the system.  Professional services revenue is typically recognized as the service is performed.  Initial maintenance begins after delivery of the system and typically is provided for one to two years after delivery. Maintenance revenue is recognized ratably over the maintenance period. Our product sales are predominantly system sales whereby software and hardware function together to deliver the essential functionality of the combined product.  Upon our adoption of ASU 2009-14 on July 1, 2010, sales of these systems were determined to typically be outside of the scope of the software revenue guidance in Topic 985 (previously included in SOP 97-2) and are accounted for under ASU 2009-13.

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

During the nine months ended March 31, 2012 we liquidated our $7.6 million balance of short-term investments and returned the proceeds to cash, as the yield on these investments in the current market did not justify the costs of maintaining the investment accounts and the costs of fair value audit and disclosure required for these investments.  We have money market funds that are highly liquid and have a maturity of three months or less, and as such are considered cash equivalents.

As of June 30, 2011 and during part of our nine months ended March 31, 2012, our investment portfolio consisted of money market funds, commercial paper, agency bonds, and corporate bonds.  Our investment portfolio had an average maturity of three months or less and no investments within the portfolio had an original maturity of one year or more.  All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.  All cash equivalents are carried at cost, which approximates fair value.  All investments with original maturities of more than three months are classified as short-term investments.  Our marketable securities were classified as available-for-sale and reported at fair value. Unrealized gains and losses, net of tax, were reported in stockholders’ equity as a component of accumulated other comprehensive income or loss.  Interest on securities is recorded in interest income.  Any realized gains or losses have been shown in the accompanying consolidated statements of operations in other income or expense.  We provide fair value measurement disclosures of our available-for-sale securities in accordance with one of three levels of fair value measurement.

As of March 31, 2012 and June 30, 2011, we did not have an outstanding balance on our bank line of credit.  The average outstanding balance on our bank line of credit for the nine months ended March 31, 2012 was zero.

Our financial assets that are measured at fair value on a recurring basis as of March 31, 2012 are as follows (in thousands):

	As of	Quoted Prices in	Observable	Unobservable
	March 31, 2012	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$13,315	$13,315	$-	$-
Money market funds	10,017	10,017	-	-
Cash and cash equivalents	$23,332	$23,332	$-	$-

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2011 are as follows (in thousands):

	As of	Quoted Prices in	Observable	Unobservable
	June 30, 2011	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$22,991	$22,991	$-	$-
Money market funds	4,221	4,221	-	-
Commercial paper	300	-	300	-
Corporate bonds	302	-	302	-
Cash and cash equivalents	27,814	27,212	602	-
Commercial paper	2,099	-	2,099	-
Corporate bonds	3,398	-	3,398	-
Short-term investments	5,497	-	5,497	-
	$33,311	$27,212	$6,099	$-

The following is a summary of available-for-sale securities as of June 30, 2011 (in thousands):

		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Commercial paper	$2,399	$-	$-	$2,399
Corporate bonds	3,702	-	(2)	3,700
Total marketable securities	$6,101	$-	$(2)	$6,099

3.	Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.  Common share equivalents of 695,000 and 650,000 for the three months ended March 31, 2012 and 2011, respectively, were excluded from the calculation as their effect was antidilutive.  Common share equivalents of 795,000 and 973,000 for the nine months ended March 31, 2012 and 2011, respectively, were excluded from the calculation as their effect was antidilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net loss per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Basic and diluted earnings per share (EPS) calculation:
Net income (loss)	$337	$498	$(3,096)	$(1,902)

Basic weighted average number of shares outstanding	8,644	8,423	8,584	8,400
Effect of dilutive securities:
Restricted stock	107	180	-	-
Diluted weighted average number of shares outstanding	8,751	8,603	8,584	8,400
Basic EPS	$0.04	$0.06	$(0.36)	$(0.23)
Diluted EPS	$0.04	$0.06	$(0.36)	$(0.23)

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

4.	Share-Based Compensation

As of March 31, 2012, we had share-based employee compensation plans which are described in Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2011.  Option awards are granted with an exercise price equal to the market price of our stock at the date of grant.  We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  As of March 31, 2012, we had approximately 283,775 stock options outstanding and 459,907 restricted shares outstanding.  No stock options were granted during the nine months ended March 31, 2012.

During the three and nine months ended March 31, 2012, we issued 0 and 66,500 shares of restricted stock, respectively, to employees and board members that vest over either a three or four year service period.  Vesting is based solely on a service condition, and restrictions generally release ratably over the service period.  A summary of the activity of our service condition restricted shares during the nine months ended March 31, 2012, is presented below:
		Weighted Average
		Grant Date
Restricted Stock Awards	Shares	Fair Value
Non-vested at July 1, 2011	330,644	$5.05
Granted	66,500	5.29
Vested	(101,254)	4.67
Forfeited	(54,837)	5.40
Non-vested at March 31, 2012	241,053	$5.20

During the three and nine months ended March 31, 2012, we released restrictions on 0 and 101,017 performance based restricted shares, respectively, for certain shares granted to executive management and the board of directors that were eligible for release due to our achievement of performance criteria related to our fiscal 2011 financial results.  We cancelled 58,413 and 132,184 performance based restricted shares during the three and nine months ended March 31, 2012 for restricted shares granted to executive management that were either forfeited or expired during the period primarily because neither the performance criteria for our fiscal 2009, 2010 and 2011 financial results, nor the market condition (achievement of certain share price) were met.  A summary of the activity of our performance based restricted shares during the nine months ended March 31, 2012, is presented below:

		Weighted Average
		Grant Date
Performance Stock Awards	Shares	Fair Value
Non-vested at July 1, 2011	452,055	$2.09
Granted	-	-
Vested	(101,017)	1.96
Forfeited	(132,184)	1.93
Non-vested at March 31, 2012	218,854	$2.25

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

We recorded share-based compensation related to issuance of stock options and restricted stock to employees, board members, and non-employees, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Share-based compensation expense included in the Statement of Operations:
Cost of sales	$12	$14	$46	$35
Sales and marketing	24	89	99	206
Research and development	14	46	88	127
General and administrative	77	229	350	521
Total	127	378	583	889
Tax benefit	-	-	-	-
Share-based compensation expense, net of taxes	$127	$378	$583	$889

5.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method.  We reduce our excess and obsolete inventory to market value, if below cost, based upon historical and anticipated usage.  The components of inventories are as follows (in thousands):

	March 31,	June 30,
	2012	2011
Raw materials	$3,398	$2,238
Work-in-process	306	277
Finished goods	407	1,332
Total inventory	$4,111	$3,847

6.	Other Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31,	June 30,
	2012	2011
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Patents	78	47
Total cost of intangibles	9,678	9,647

Purchased technology	(6,591)	(6,047)
Customer relationships	(1,118)	(988)
Patents	(5)	(1)
Total accumulated amortization	(7,714)	(7,036)

Total intangible assets, net	$1,964	$2,611

Amortization expense was $678,000 and $675,000 for the nine months ended March 31, 2012 and 2011, respectively.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

7.	Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands):

	March 31,	June 30,
	2012	2011
Accounts payable, trade	$4,512	$1,866
Accrued payroll, vacation, severance and other employee expenses	2,526	4,102
Other accrued expenses	1,428	1,566
Total accounts payable and accrued expenses	$8,466	$7,534

8.	Comprehensive Income (Loss)

Our total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net income (loss)	$337	$498	$(3,096)	$(1,902)

Other comprehensive income (loss):
Foreign currency translation adjustment	(21)	(203)	208	(58)
Unrealized (loss) gain on marketable securities, net of tax	-	(1)	2	(1)
Adjustment in pensions	-	1	-	1
Total comprehensive income (loss)	$316	$295	$(2,886)	$(1,960)

9.	Concentration of Credit Risk, Segment, and Geographic Information

We operate in two segments, products and services, as disclosed within our condensed consolidated Statements of Operations.  We do not identify assets on a segment basis.  Effective as of our interim period ended March 31, 2012, we now attribute revenues to individual countries and geographic areas based upon location of our customers.  Previously, we attributed revenues to individual countries based upon the location of our selling subsidiary.  We have recast the corresponding information for earlier periods, including interim periods, to report revenue to individual countries based upon the location of our customers.  A summary of our revenues by geographic area is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
United States	$5,366	$9,582	$21,833	$30,646
Other North America	1,060	3,652	2,540	4,693
Total North America	6,426	13,234	24,373	35,339

Japan	7,829	2,344	14,655	9,785
Other Asia Pacific countries	799	1,462	1,776	2,165
Total Asia Pacific	8,628	3,806	16,431	11,950

Europe	1,229	1,269	4,689	4,418

South America	8	-	96	-
Total revenue	$16,291	$18,309	$45,589	$51,707

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

In addition, the following summarizes revenues by significant customer where such revenue accounted for 10% or more of total revenues for any one of the indicated periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Customer A	38%	<10%	24%	12%
Customer B	<10%	<10%	<10%	11%
Customer C	<10%	15%	<10%	<10%
Customer D	<10%	11%	<10%	<10%

We assess credit risk through ongoing credit evaluations of customers’ financial condition, and collateral is generally not required.  One customer accounted for $6,012,000 or 39% of trade receivables at March 31, 2012.  Three customers accounted for $1,024,000 or 13%, $1,011,000 or 12%, and $973,000 or 12% of trade receivables, respectively, at June 30, 2011.  No other customers accounted for 10% or more of trade receivables as of March 31, 2012 or June 30, 2011.

The following summarizes purchases from significant vendors where such purchases accounted for 10% or more of total purchases for any one of the indicated periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Vendor A	42%	<10%	31%	<10%
Vendor B	13%	26%	<10%	24%
Vendor C	<10%	17%	<10%	19%
Vendor D	<10%	11%	<10%	<10%

10.	Revolving Credit Facility

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

The interest rate on the Revolver was 4.0% as of March 31, 2012. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of March 31, 2012, $10,000,000 was available to us under the Revolver.  As of March 31, 2012, $0 was drawn under the Revolver, and we did not draw against the Revolver at any time during the nine months ended March 31, 2012.

Under the Revolver, we are obligated to maintain a consolidated tangible net worth (total assets minus total liabilities and intangible assets) of at least $12,321,000 as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs, and a consolidated adjusted quick ratio of at least 1.25 to 1.00 (cash, short-term investments and accounts receivable divided by current liabilities, excluding deferred revenue).  Additionally, we are subject to certain negative covenants whereby we must first receive the banks written consent prior to any dispositions, changes in business, management, or business locations, mergers or acquisitions, indebtedness, encumbrances, maintenance of collateral accounts, investments or subordinated debt. As of March 31, 2012, we were in compliance with these covenants as our consolidated adjusted quick ratio was 4.56 to 1.00 and our tangible net worth was $27,211,000.  The Revolver is secured by substantially all of the assets of the company.

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

11.	Retirement Plans

The following table provides a detail of the components of net periodic benefit cost of our German subsidiary’s defined benefit pension plan for the three and nine months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Service cost	$3	$4	$10	$11
Interest cost	54	56	168	165
Expected return on plan assets	(23)	(25)	(71)	(75)
Amortization of net (gain) loss	-	(1)	-	(1)
Net periodic benefit cost	$34	$34	$107	$100

We contributed $9,000 and $27,000 to our German subsidiary’s defined benefit plan during the three and nine months ended March 31, 2012, respectively, and expect to make $9,000 of additional contributions during the remaining three months of fiscal 2012.  We contributed $7,000 and $28,000 to our German subsidiary’s defined benefit plan during the three and nine months ended March 31, 2011, respectively.

We maintain a U.S. employee retirement savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code.  For fiscal 2010, the Board of Directors approved a one-time profit sharing 401(k) contribution of $245,000 to be distributed pro-rata based on salary to 401(k) plan participants.  The $245,000 contribution was accrued in fiscal year 2010 and paid during the nine months ended March 31, 2011.  We made no other contributions to the plan during the three and nine months ended March 31, 2012 and 2011, respectively.

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our U.K. based employees.  For our U.K. based employees who contribute 4% or more of their salary to the Stakeholder Plan, we match 100% of employee contributions, up to 7% of their salary.  During the three months ended March 31, 2012 and 2011, we contributed $16,000 and $35,000 to the Stakeholder Plan, respectively.  During the nine months ended March 31, 2012 and 2011, we contributed $48,000 and $106,000 to the Stakeholder Plan, respectively.

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

Concurrent Computer Corporation
Notes to the Condensed Consolidated Financial Statements (Continued)

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

Pursuant to the terms of the employment agreements with our executive officers, employment may be terminated by either the respective executive officer or us at any time.  In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  In the event our CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two.  Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period.  At March 31, 2012, the maximum contingent liability under these agreements is $2,102,000.  Our employment agreements with certain of our officers contain certain offset provisions, as defined in their respective agreements.

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

Our video solutions consist of software, hardware, and services for intelligently streaming video and collecting media data based on cross services data aggregation and logistics.  Our video solutions and services are deployed by video service providers for distribution of video to consumers and collection of media data intelligence to support management of their video business and operations.

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

The October 2011 floods in Thailand have impaired the supply chain from component suppliers to PC and server makers.   We believe this may create a shortage of hardware components and increase prices for available hardware throughout calendar year 2012.  Price increases may be passed on to us.  Our ability to produce and deliver products to our customers, as well as our revenues and profitability, could be materially adversely affected by this natural disaster.

We have been reviewing all areas of our operations so that we may improve performance, efficiency and profitability.  During our fiscal 2012 we reorganized sales, research and development, and services operations, and as a result, eliminated approximately 50 positions.  We implemented most of these changes during the third quarter of our fiscal 2012.  Actions included reductions in our support, sales and marketing, research and development, and general and administrative staff, including certain management positions.

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

Results of Operations

The three months ended March 31, 2012 compared to the three months ended March 31, 2011

	Three Months Ended
	March 31,
(Dollars in Thousands)	2012	2011	$ Change	% Change

Product revenue	$9,996	$11,787	$(1,791)	(15.2%)
Service revenue	6,295	6,522	(227)	(3.5%)
Total revenue	16,291	18,309	(2,018)	(11.0%)

Product cost of sales	3,329	4,330	(1,001)	(23.1%)
Service cost of sales	2,950	3,027	(77)	(2.5%)
Total cost of sales	6,279	7,357	(1,078)	(14.7%)

Product gross margin	6,667	7,457	(790)	(10.6%)
Service gross margin	3,345	3,495	(150)	(4.3%)
Total gross margin	10,012	10,952	(940)	(8.6%)

Operating expenses:
Sales and marketing	3,993	4,410	(417)	(9.5%)
Research and development	3,446	3,819	(373)	(9.8%)
General and administrative	1,841	2,165	(324)	(15.0%)
Total operating expenses	9,280	10,394	(1,114)	(10.7%)

Operating income	732	558	174	31.2%

Interest(expense) income - net	(15)	18	(33)	NM (1)
Other (expense) income - net	(249)	61	(310)	NM (1)

Income before income taxes	468	637	(169)	(26.5%)

Provision for income taxes	131	139	(8)	(5.8%)

Net income	$337	$498	$(161)	(32.3%)

(1)	NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the three months ended March 31, 2012 was $10.0 million, a decrease of $1.8 million, or 15.2%, from $11.8 million for the three months ended March 31, 2011.  The decrease in product revenue resulted from the $2.3 million, or 41.8%, decrease in real-time product revenue for the three months ended March 31, 2012, compared to the same period in the prior year.  This decrease in real-time product revenue was primarily due to a decrease in volume of iHawk and RedHawk Linux product sales to the military and other government programs in North America during the quarter, relative to the same period in the prior year.

Partially offsetting the decrease in real-time revenue, video product sales increased by $0.5 million, or 8.9% during the three months ended March 31, 2012, compared to the same period in the prior year.  This increase in video product sales was primarily attributable to a $4.2 million increase in video product sales in our Asia/Pacific market during the current period due to delivery of video systems and storage to our largest Japanese cable customer during the three months ended March 31, 2012.  This Japanese video customer represented 84% of total video product revenue during the three months ended March 31, 2012.  However, we experienced a $3.4 million decrease in video product sales in North America and a $0.3 million decrease in video product sales in Europe due to lower video system and storage sales volume during the three months ended March 31, 2012, compared to the same period in the prior year.  We have experienced more than a 93% decrease in spending from our two largest North American video customers during the three months ended March 31, 2012, compared to the same period in the prior year.    Fluctuation in video revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.

Service Revenue.  Total service revenue for the three months ended March 31, 2012 was $6.3 million, a decrease of $0.2 million, or 3.5%, from $6.5 million for the three months ended March 31, 2011.  The decrease in service revenue was due to a $0.4 million, or 9.1%, decrease in service revenue related to our video solutions product line, primarily due to the termination of a maintenance contract for our media data and advertising solutions products.

Product Gross Margin.  Product gross margin was $6.7 million for the three months ended March 31, 2012, a decrease of approximately $0.8 million, or 10.6%, from $7.5 million for the three months ended March 31, 2011.  Product margin decreased in terms of dollars primarily due to lower product revenue during the three months ended March 31, 2012, compared to the same period of the prior year.  Product gross margin as a percentage of product revenue increased to 66.7% for the three months ended March 31, 2012 from 63.3% for the three months ended March 31, 2011.   Product margins increased as a percentage of revenue during the three months ended March 31, 2012, compared to the same period in the prior year, primarily due to the mix of video products sold to overseas customers during the current period.

Service Gross Margin.  Service gross margin was $3.3 million for the three months ended March 31, 2012, a decrease of $0.2 million, or 4.3%, from $3.5 million for the three months ended March 31, 2011.  Gross margin on service revenue decreased to 53.1% of service revenue for the three months ended March 31, 2012 from 53.6% of service revenue for the three months ended March 31, 2011.  The decrease in service margin as a percentage of service revenue was primarily due to a decrease in video service revenue, coupled with a $0.1 million, or 2.5% decrease in service costs during the three months ended March 31, 2012.  Decreasing service costs resulted from the decrease in support staff costs, as we have focused on lowering costs of the infrastructure that is necessary to fulfill service and support for some of our real-time legacy products. We expect our fourth fiscal quarter service cost of sales to be lower as result of our third fiscal quarter reduction in force.

Sales and Marketing. Sales and marketing expenses decreased $0.4 million, or 9.5% to $4.0 million for the three months ended March 31, 2012 from $4.4 million for the three months ended March 31, 2011.  Sales and marketing expenses decreased $0.2 million due to lower salaries wages and benefits and $0.2 million due to lower commissions during the three months ended March 31, 2012, compared to the same period in the prior year.  Sales and marketing salaries and benefits decreased during the three months ended March 31, 2012 due to reductions in our international workforce and reorganization of our domestic workforce to create greater efficiency and effectiveness during the three months ended March 31, 2012.  These actions resulted in an additional $0.1 million in sales and marketing severance charges during the current period, relative to the prior year.  Commission expense decreased due to the decrease in revenue for the three months ended March 31, 2012, compared to the same period in the prior year.  We expect our fourth fiscal quarter sales and marketing expenses to be lower as a result of our third fiscal quarter reduction in force.

Research and Development.  Research and development expenses decreased $0.4 million, or 9.8%, to $3.4 million in the three months ended March 31, 2012, from $3.8 million in the three months ended March 31, 2011 due to a $0.4 million reduction in salaries, benefits and contracted labor costs during the three months ended March 31, 2012 due to reductions in force during the three months ended March 31, 2012, enabled by our recent reorganization of the research and development group.  Our reductions in force resulted in an additional $0.1 million in research and development severance charges during the current period, relative to the prior year period.  We expect our fourth fiscal quarter research and development expenses to be lower as a result of our third fiscal quarter reduction in force.

General and Administrative.  General and administrative expenses decreased approximately $0.3 million, or 15%, to approximately $1.8 million for the three months ended March 31, 2012 from $2.2 million in the three months ended March 31, 2011.  General and administrative expenses decreased $0.3 million due to the impact that lower revenue in the current year period had on the amount earned on bonus and performance-based restricted stock compensation arrangements.  We also reduced our general and administrative workforce at the end of our third fiscal quarter, and as a result, we expect our fourth fiscal quarter general and administrative expenses to be lower as a result of our third fiscal quarter reduction in force.

Other (expense) income, net.  During the three months ended March 31, 2012, we incurred approximately $0.2 million of realized currency translation losses.  These losses resulted from the decreasing value of the euro and the Japanese yen, relative to the U.S. dollar, during the period and the resulting impact on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our subsidiaries for which the euro and Japanese yen are the functional currency.

Provision for Income Taxes.  We recorded a $0.1 million income tax provision during the three months ended March 31, 2012, compared to $0.1 million in the three months ended March 31, 2011.  Our tax provision recorded during both periods was primarily attributable to the income tax provision recorded by our subsidiary in Japan as a result of its pretax income recorded during the period. We have net operating loss carryforwards available to offset taxable income in the United States and in many of the foreign locations in which we operate, but do not have net operating loss carryforwards available to offset taxable income in Japan.  We have established a full valuation allowance for deferred tax assets attributable to our net operating loss carryforwards, as we have determined that it is more likely than not that such deferred tax assets will not be realized.

Net Income.  The net income for the three months ended March 31, 2012 was $0.3 million or $0.04 per basic and diluted share, compared to net income for the three months ended March 31, 2011 of $0.5 million, or $0.06 per basic and diluted share.

The nine months ended March 31, 2012 compared to the nine months ended March 31, 2011

	Nine Months Ended
	March 31,
(Dollars in Thousands)	2012	2011	$ Change	% Change

Product revenue	$26,814	$32,861	$(6,047)	(18.4%)
Service revenue	18,775	18,846	(71)	(0.4%)
Total revenue	45,589	51,707	(6,118)	(11.8%)

Product cost of sales	10,668	13,885	(3,217)	(23.2%)
Service cost of sales	8,630	8,881	(251)	(2.8%)
Total cost of sales	19,298	22,766	(3,468)	(15.2%)

Product gross margin	16,146	18,976	(2,830)	(14.9%)
Service gross margin	10,145	9,965	180	1.8%
Total gross margin	26,291	28,941	(2,650)	(9.2%)

Operating expenses:
Sales and marketing	12,591	12,716	(125)	(1.0%)
Research and development	10,372	10,676	(304)	(2.8%)
General and administrative	5,561	6,450	(889)	(13.8%)
Total operating expenses	28,524	29,842	(1,318)	(4.4%)

Operating loss	(2,233)	(901)	(1,332)	147.8%

Interest income - net	45	24	21	87.5%
Other (expense) income - net	(476)	37	(513)	NM (1)

Loss before income taxes	(2,664)	(840)	(1,824)	217.1%

Provision for income taxes	432	1,062	(630)	(59.3%)

Net loss	$(3,096)	$(1,902)	$(1,194)	62.8%

(1)	NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the nine months ended March 31, 2012 was $26.8 million, a decrease of approximately $6.1 million, or 18.4%, from $32.9 million for the nine months ended March 31, 2011.  Our video product revenue decreased $3.2 million, or 17.2%, for the nine months ended March 31, 2012, compared to the same period in the prior year.  This decrease resulted from a $6.4 million decrease in North American video product sales  during the nine months ended March 31, 2012, compared to the same period in the prior year, due to the prior year completion of a custom product delivered to one of our largest domestic customers that did not recur in the current year  and because we have experienced a decrease in spending from our two largest domestic video customers during the nine months ended March 31, 2012, compared to the same period in the prior year.  However, our Asia/Pacific video product revenue increased by $3.2 million primarily due to delivery of video systems and storage to our largest Japanese cable customer during the nine months ended March 31, 2012, that did not occur in the prior year period.  Additionally, our subsidiary in Japan recognized revenue from the completion and delivery of a custom product solution to our largest Japanese cable customer during the nine months ended March 31, 2012.   Our European video product sales increased by $1.0 million due to new system deployments to two new European video customers during the nine months ended March 31, 2012.  Fluctuation in video revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.

Product revenue also decreased because of a $2.8 million, or 20.1%, decrease in real-time product sales for the nine months ended March 31, 2012, compared to the same period in the prior year.  Real-time product sales decreased primarily due to lower volume of ImaGen and RedHawk Linux sales to customers in North America during the current year period.

Product Gross Margin.  Product gross margin was $16.1 million for the nine months ended March 31, 2012, a decrease of approximately $2.9 million, or 14.9%, from $19.0 million for the nine months ended March 31, 2011.  Product margin decreased in terms of dollars primarily due to lower product revenue during the nine months ended March 31, 2012, compared to the same period of the prior year.  Product gross margin as a percentage of product revenue increased to 60.2% for the nine months ended March 31, 2012 from 57.7% for the nine months ended March 31, 2011.    Product gross margin, as a percentage of product revenue, increased primarily because, in the prior year period, we recognized revenue on a non-recurring, large custom video product deliverable that we completed for one of our largest North American video customers that generated product margins lower than we have recently earned from our sale of video products.

Service Gross Margin.  Gross margin on service revenue increased to 54.0% of service revenue for the nine months ended March 31, 2012 from 52.9% of service revenue for the nine months ended March 31, 2011.  The increase in service margin as a percentage of service revenue was primarily due to a $0.3 million, or 2.8% decrease in service cost of sales for the nine months ended March 31, 2012, accompanied by relatively flat service revenue during the same period.  Decreasing service costs resulted from decreasing support staff costs, as we have focused on managing costs of the infrastructure that is necessary to fulfill service and support for some of our real-time legacy products as well as our media data and advertising solutions.

Sales and Marketing.  Sales and marketing expenses decreased approximately $0.1 million, or 1.0% to $12.6 million for the nine months ended March 31, 2012 from $12.7 million for the nine months ended March 31, 2011.  Sales and marketing expenses decreased $0.4 million due to the impact that lower revenue in the current year period had on the amount earned on commission and bonus compensation arrangements.  Partially offsetting these decreasing expenses, reductions in force and other changes in our sales and marketing workforce, resulted in $0.2 million of additional severance during the nine months ended March 31, 2012, compared to the same period in the prior year.

Research and Development.  Research and development expenses decreased $0.3 million, or 2.8%, to approximately $10.4 million for the nine months ended March 31, 2012, from approximately $10.7 million for the nine months ended March 31, 2011.  Research and development expenses decreased by $1.2 million resulting from reduction in development staff, mandatory vacations during the holidays, lower incentive compensation expense due to lower revenue in the current year, and the non-recurrence of a purchase of developed technology in the prior year that had not reached technological feasibility and, at the time of purchase, was recorded to prior year research and development expenses.   Partially offsetting these decreasing expenses, in the prior year period $0.8 million of prior year development staff costs were recorded to prior year product cost of sales, rather than research and development expenses, whereas similar costs in the current year period were recorded to research and development expenses.  This difference in expense classification resulted from the aforementioned product revenue from the prior year completion of a custom product delivered to one of our largest domestic customers that did not recur in the current year period. Furthermore, our reductions in workforce resulted in an additional $0.1 million in research and development severance charges during the current period, relative to the prior year.

General and Administrative.  General and administrative expenses decreased approximately $0.9 million, or 13.8%, to approximately $5.6 million for the nine months ended March 31, 2012 from $6.5 million for the nine months ended March 31, 2011.  General and administrative expenses decreased $0.6 million due the impact that lower revenue in the current year period had on the amount earned on bonus and performance-based restricted stock compensation arrangements.   Furthermore, a reduction in our workforce and mandatory vacations during the holidays during the current year period resulted in an additional $0.2 million reduction of general administrative expenses during the nine months ended March 31, 2012, compared to the same period of the prior year.

Other (expense) income, net.  During the nine months ended March 31, 2012, we incurred approximately $0.4 million of realized currency translation losses.  These losses resulted from the decreasing value of the euro and the Japanese yen, relative to the U.S. dollar, during the period and the resulting impact on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our subsidiaries for which the euro and Japanese yen are the functional currency.

Provision for Income Taxes.  We recorded a $0.4 million income tax provision during the nine months ended March 31, 2012, compared to $1.1 million in the nine months ended March 31, 2011.  Our tax provision recorded during both periods was primarily attributable to the income tax provision recorded by our subsidiary in Japan as a result of its pretax income recorded during the period. We have net operating loss carryforwards available to offset taxable income in the United States and in many of the foreign locations in which we operate, but do not have net operating loss carryforwards available to offset taxable income in Japan.  We have established a full valuation allowance for deferred tax assets attributable to our net operating loss carryforwards, as we have determined that it is more likely than not that such deferred tax assets will not be realized.

Net Income Loss.  The net loss for the nine months ended March 31, 2012 was $3.1 million or $0.36 per basic and diluted share, compared to net loss for the nine months ended March 31, 2011 of $1.9 million, or $0.23 per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, product and service costs, operating results and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

●	the rate of growth or decline or change in market, if any, of video solutions market expansions and the pace that video service companies implement, upgrade or replace video solutions technology;

●	the impact of the global economic conditions on our business and our customers;

●	the impact of the Thailand floods on our suppliers, cost of hardware components, and our ability to produce and deliver products to our customers;

●	the rate of growth or decline, if any, of deployment of our real-time operating systems and tools;

●	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

●	our ability to manage expenses consistent with the rate of growth or decline in our markets;

●	the success of our strategy to market our solutions for the internet and mobility markets;

●	ongoing cost control actions and expenses, including capital expenditures;

●	the margins on our product and service sales;

●	timing of product shipments, which typically occur during the last month of the quarter;

●
our reliance on a small customer base (three customers account for 48% and 35% of our revenue during the three months ended March 31, 2012 and 2011, respectively, and three customers accounted for  41% and 31% of our revenue for the nine months ended March 31, 2012 and 2011, respectively.

●	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles; and

●
the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital.

Uses and Sources of Cash

We used $8.3 million of cash from operating activities during the nine months ended March 31, 2012 compared to $1.1 million of cash from operating activities during the nine months ended March 31, 2011.  Operating cash outflow during the nine months ended March 31, 2012 was primarily attributable to the timing of accounts receivable collection, as well as operating losses generated by lower revenue volume during the period.   Prior period operating cash outflow was primarily generated by the timing of accounts receivable collection and decline in advance billings for services during the period.

We invested $2.2 million in short-term investments during the nine months ended March 31, 2012, compared to $3.4 in the same period of the prior year.  During the nine months ended March 31, 2012 we liquidated the $7.6 million balance of short-term investments and returned the proceeds to cash, as the yield on these investments in the current market did not justify the costs of maintaining the investment accounts and the costs of fair value audit and disclosure required for these investments.  Prior to liquidation, our short-term investments consisted of highly liquid commercial paper, agency bonds, and corporate bonds.   Additionally, our short-term investments had original maturities of more than three months, but no more than twelve months.

We invested $1.2 million in property, plant and equipment during the nine months ended March 31, 2012 and the nine months ended March 31, 2011.  Capital additions during each of these periods were primarily related to development and test equipment and demonstration systems used by our sales and marketing group.  We expect capital additions to continue at a similar rate as the nine months ended March 31, 2012 during the remainder of this fiscal year.

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

The interest rate on the Revolver was 4.0% as of March 31, 2012. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of March 31, 2012, $10.0 million was available to us under the Revolver.  As of March 31, 2012, $0 was drawn under the Revolver, and we did not draw against the Revolver at any time during the nine months ended March 31, 2012.

Under the Revolver, we are obligated to maintain a consolidated tangible net worth of at least $12.3 million as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs, and a consolidated adjusted quick ratio of at least 1.25 to 1.00.  As of March 31, 2012, we were in compliance with these covenants as our consolidated adjusted quick ratio (cash, short-term investments and accounts receivable divided by current liabilities, excluding deferred revenue) was 4.56 to 1.00 and our tangible net worth (total assets minus total liabilities and intangible assets) was $27.2 million.  The Revolver is secured by substantially all of the assets of Concurrent.

At March 31, 2012, we had working capital (current assets less current liabilities) of $29.2 million, including cash and cash equivalents of approximately $23.3 million, and had no material commitments for capital expenditures.  At June 30, 2011, we had working capital of $30.3 million, including cash, cash equivalents and short-term investments of approximately $33.3 million.  Based upon our existing cash balances and short-term investments, historical cash usage, available credit facility, and anticipated operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next twelve months.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011. There have been no material changes to our contractual obligations and commercial commitments during the nine months ended March 31, 2012.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this quarterly report may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, the impact of our new video solutions strategy on our business, anticipated managed service revenue and cost of sales from our Media Data and Advertising Solutions sales, expected level of capital additions, the expected impact of reductions in force on our results of operations, downturn, the expected timing of revenue recognition for Media Data and Advertising Solutions sales, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash,  the impact of litigation, and our trend of declining real-time service revenue.  These statements are based on beliefs and assumptions of our management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: delays or cancellations of customer orders; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; margins of video business to capture new business; fluctuations and timing of large video orders; doing business in the People’s Republic of China; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  the impact of reductions in force on our operations; rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of competition on the pricing of video solutions products; our ability to satisfy the financial covenants in the Revolver; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new video solutions; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macro-economic environment; continuing unevenness of the global economic recovery; privacy concerns over data collection; earthquakes, tsunamis, floods and other natural disasters in areas in which our customers and suppliers operate; and the availability of debt or equity financing to support our liquidity needs.

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

We are exposed to market risk from changes in interest rates and foreign currency exchange rates.  We are exposed to the impact of interest rate changes on our short-term cash investments.  We conduct business in the United States and around the world.  Our most significant foreign currency transaction exposure relates to the United Kingdom, certain European countries that use the euro as a common currency, and Japan.  We do not hedge against fluctuations in exchange rates.

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

Changes in Internal Controls

There were no significant changes to our internal controls over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings

We are not presently involved in any material litigation.  However, we are, from time to time, party to various routine legal proceedings arising out of our business.  See footnote 12 to our Condensed Consolidated Financial Statements for additional information about legal proceedings.

Item 1A.	Risk Factors

Risk factors are discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended June 30, 2011 and in our Form 10-Q’s for the interim periods ending September 30, 2011 and December 31, 2011.  There have been no other material changes to our risk factors as previously disclosed.

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

Date: May 1, 2012		CONCURRENT COMPUTER CORPORATION

	By:	/s/ Emory O. Berry
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