Form 10-K
period 2012-06-30
CONCURRENT COMPUTER CORP/DE
filed 2012-08-28
CIK 749038

f
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to

Commission File Number: 000-13150
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2011 was approximately $33.3 million based on the closing price of $3.79 of our common stock as reported by the NASDAQ Global Market on December 30, 2011.  There were 9,123,421 shares of common stock outstanding as of August 22, 2012.

Certain portions of the Registrant's Proxy Statement to be used in connection with Registrant's 2012 Annual Meeting of Stockholders scheduled to be held on October 23, 2012 are incorporated by reference in Part III hereof.

Concurrent Computer Corporation
2012 Form 10-K Annual Report

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

Item 1. Business.

Overview

We provide software, hardware and professional services for the video market and the high-performance, real-time market.  Our business is comprised of two segments for financial reporting purposes, products and services, which we provide for each of these markets.

Our video solutions consist of software, hardware, and services for intelligently streaming video and collecting and analyzing media data.  Our video solutions and services are deployed by video service providers for distribution of video to consumers and collection of media data intelligence to manage their video business and operations.

Our real-time products consist of real-time Linux® operating system versions, development tools and other system software combined, in most cases, with computer platforms and services.  These products are sold to a wide variety of companies seeking high-performance, real-time computer solutions in the military, aerospace, financial and automotive markets around the world.

We were incorporated in Delaware in 1981 under the name Massachusetts Computer Company.

As soon as reasonably practicable after filing with the Securities and Exchange Commission (“SEC”), we make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available, free of charge, on our website located at www.ccur.com.  We have adopted a code of ethics that is applicable to all employees as well as a code of ethics applicable to our principal executive, financial, and accounting officers.  Both of these ethics policies are posted on our website located at www.ccur.com.  Copies will be furnished upon written request at the following address:  Attn:  Secretary, 4375 River Green Parkway, Suite 100, Duluth, Georgia  30096.  If we amend or change our code of ethics applicable to our principal executive, financial and accounting officers or grant a waiver under such code, we will disclose these events through our website and by distributing a press release.  No other information from our website is incorporated within this filing.

The Video Solutions Market

Today’s consumers demand flexibility in their content viewing options, whether on a TV, computer, or other connected device. This trend has created a fundamental shift in video delivery and the supporting network architecture as service providers, both in coaxial cable and in IPTV markets, balance limited capital budgets with the wide variety of infrastructure investment options.

Service providers have seen video-on-demand (“VOD”) use grow consistently and significantly as VOD has become a widely established and adopted service offering.  According to Rentrak, 55 million U.S. homes have access to VOD.  The average U.S. home spends eight hours per month viewing VOD content and VOD transactions increased 12.8% in 2011  to 8.8 billion (Rentrak, State of VOD: Trend Report 2011).

Concurrently, with the proliferation of connected devices and online content, consumers have more and more choices of how, when and where to watch their favorite programming.  In 2011, 916 million connected devices were shipped to consumers worldwide, a number projected to grow 15.4% annually over the next five years (International Data Corporation, 2012).  According to comScore, the average online video consumer watched 21.9 hours of content during May 2012 and 84.5% of the U.S. Internet audience viewed online video (May 2012 U.S. Online Video Rankings).

We believe we offer the flexible and dynamic video delivery solutions that service providers require to address the video market.  Concurrent has well over a decade of recognized leadership in delivering innovative, Emmy®-winning video solutions like video-on-demand and time-shifted television to video service providers around the world.  We utilize 100% standard commercial hardware and have adapted our proven, best-in-class solutions with features to address new consumer devices and new service provider architectures.  Our Media Data Intelligence (“MDI”), formerly known as Media Data and Advertising Solutions (“MDAS”), software provides operational reporting and collection for timely and accurate cross-services data aggregation, auditing and logistics, and intelligence.  The data is collected from VOD, linear TV, DVR, web and mobile platforms, producing a comprehensive view of the consumer experience that enhances  understanding of content consumption.

The Real-Time Computing Markets

Our real-time products offer unique solutions for a wide-range of applications that require state-of-the-art, time-critical software and hardware technology.  The Linux operating system we provide offers high-performance computation and high data throughput with predictable and repeatable responses to time-critical events.  Our real-time products are currently used in host, client-server, embedded and distributed computing solutions.  Applications that utilize our operating systems and development tools include:

•	Man-in-the-loop (“MITL”) simulation applications such as training simulators for commercial and military aviation, ground vehicle operation, mission planning and rehearsal,
•
Hardware-in-the-loop (“HITL”) solutions to create accurate simulations to verify hardware designs for applications such as engineering designs for jet engines, power plants, avionics and automotive subsystems, and

•	Data acquisition for environmental analysis and display, engine testing, range and telemetry systems, shock and vibration testing, forecasting, analysis, and command and control applications.

Business Strategy

Video Solutions Product Line

Our video solutions strategy is comprised of the following primary initiatives:

▪
Provide Innovative Solutions to the Pay Video Services Marketplace.  We are focused on creating high performance video software solutions that enable service operators to generate revenue by delivering video services to subscribers on any screen, over any network.  Our solutions are focused on making the process of launching and operating new video services easier and more cost effective, as well as ensuring the highest quality of experience for the subscriber.  In addition to serving the traditional services provider market, we are pursuing emerging markets for new pay TV service models that leverage the Internet to reach consumers.

•
Provide an Upgrade Migration Path for Existing Customers.  We are extending the capabilities of our video delivery platform to reach beyond the television to personal computers, mobile devices, and other connected devices through software upgrades and platform migration.  We believe that operators can utilize or repurpose much of the existing TV based video infrastructure to deliver video to their customers on any connected device.  We have implemented technology based on a variety of open standards in order to ensure our solutions are compatible with those available from third-party solution providers across the television, personal computer and mobile device domains.  We believe our interoperability and flexibility will allow our solutions to be quickly and successfully deployed by our customers.

•
Provide Media Data Management Solutions.  Our MDI product portfolio offers video providers three core capabilities that enhance their ability to drive revenue or optimize video operations across multiple screens:

o	Media Data Management—media data collection, aggregation, warehousing, and distribution solutions across linear, interactive, digital video recorder (“DVR”) and VOD services.
o	Media Data Logistics—data auditing at the source, quality certification, privacy compliance, and end-to-end data delivery to all stakeholders.
o	Media Intelligence—multi-screen intelligence and reporting applications covering customer experiences, media utilization, services delivery, and advertising performance via a personalized web portal.

Real-Time Product Line

Our real-time strategy is comprised of initiatives designed to maintain and expand our current solutions.  We provide regular updates to our RedHawk Linux real-time operating system and NightStar suite of software debugging and analysis tools.  We are continually expanding the functionality offered as part of our iHawk™ integrated hardware solutions, including SIMulation Workbench, SIGnal Workbench and GPU Workbench.  We evaluate additional opportunities to cooperate with partners to expand offerings of compatible third-party applications.  We pursue new reseller channels to expand sales and enter and expand new real-time markets.

Products and Services

Our products fall into two principal groups, video solutions and real-time solutions.  In addition, we provide technical support for our products.   Our products segment accounted for 58% of our revenue for fiscal 2012, while our service segment accounted for 42% of our revenue for fiscal 2012.

MediaHawk® Unified Video Delivery Solution.  Concurrent’s MediaHawk Unified Video Delivery Solution combines our innovative video ingest, storage, and delivery software modules with standard commercial hardware sourced from leading original equipment manufacturers (“OEMs”).  Our video solutions allow video services operators to build regional, national, and global content delivery networks to deliver video to any screen.  We believe our modular, software based approach provides our customers with the ability to more easily deploy new systems, expand those deployments, and add services over time.  Our unified solution provides a common software framework for delivering video to traditional set-top boxes (or “STBs”) as well as IP connected devices.  Our design goal is to provide seamless end-user viewing of the highest quality on any device.

Our video platform includes the following software components:

•
Unified Video Delivery Software.  Our video solution software supports simultaneous delivery to a broad array of video screens.  It includes flexible content delivery features designed to support content delivery network (“CDN”) architectures and intelligent, subscriber driven content distribution.

o
Cable TV VOD Streaming. Concurrent has developed unique resilient streaming technology for cable TV video streaming applications.  Branded as Gatling Resilient Streaming, our software prevents interruptions in active video sessions as a result of component or network link failures.  The MediaHawk solution automatically detects failures and reroutes the data to alternate servers in real-time to ensure seamless video delivery to the consumer.

o
Over-The-Top (“OTT”) Streaming. Our OTT Streaming software enables high quality video streaming to connected devices over variable bandwidth networks such as Internet and mobile networks.  Concurrent’s solution supports the most common adaptive bit rate content formats.

o
HTTP Progressive Download / Download.  Our HTTP Progressive Download and HTTP Download software enables content to be transferred over variable bandwidth networks to a variety of connected devices, including personal computers, mobile handsets, gaming systems, and STB/DVR products.

o
Dynamic Content Workflow.  Our solution includes software designed to intelligently adapt and adjust HTTP content files in real-time to address a variety of pay TV oriented requirements, including digital rights management protection, ad-insertion, and file format conversion.  Branded as eFactor, our dynamic content workflow solutions operate as an integral part of the MediaHawk content delivery architecture, simplifying the process of delivering video to any screen.  eFactor features are sold as optional software components of the Unified Video Delivery Solution and are also sold separately for use in third party CDN environments.

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

Our video solutions software is installed into and integrated with standard commercial hardware components such as servers, disk arrays, solid state storage arrays, and network switching equipment.  Our video solutions are compatible with a wide range of video infrastructure technologies and consumer access devices, including digital headend equipment, network transport, IP routers/switches, QAMs, DSL technologies, set-top boxes, and IP connected consumer electronic devices.

Data SuiteTM Infrastructure Solutions.  Our MDI portfolio of managed service solutions is based upon cross-services media data management, media data logistics, and media data intelligence.  These solutions provide business insights to drive revenue opportunities and optimizing video operations for service providers across multiple screens.

•
Central Data Warehouse™ (CDW).  This solution provides the next-generation platform for cross- services data collection, aggregation, correlation and warehousing of media data across video, linear, and interactive platforms. It includes our Data Collection Engine, which supports over 110 vendor interfaces and connectors, enabling media data exploration across multiple screens including television, web, and mobile.

•
Oi™ Intelligent Applications. Oi is at the core of our Operational Intelligence solutions and services.  It provides operations and engineering teams with crucial insight into service performance and trending against enterprise goals and subscriber experience for digital services such as video-on-demand.

•
ReportOneTM Intelligent Applications.  ReportOne is a series of business analytics applications for VOD, linear, DVR, interactive, mobile and online media consumption.  These applications provide flexible, actionable, and near real-time interactive intelligence to manage all aspects of the video media business and operations.

•
DataSuiteTM Logistics and Managed Services.  This solution leverages our in-house advanced media data management skills and focused resources to deliver end-to-end turnkey data management services to video service providers. Our team members serve as trusted partners to our customers for all their needs in media solutions hosting, data collection, aggregation, auditing of data integrity, system maintenance, installation of updates and monitoring of data delivery between customer systems and authorized third parties.  The fees for managed services vary depending on the number of subscribers or markets served by our solution, the operational challenges posed by the customer configuration and the specific services and service levels provided.

Real-Time Products

Our principle real-time products are:

•
RedHawk Linux™.  RedHawk is an industry-standard, POSIX-compliant real-time Linux operating system.  RedHawk, compatible with the Red Hat® Linux distribution user environment, provides high I/O throughput, fast response to external events, determinism and optimized interprocess communication.  RedHawk's true symmetric multiprocessing support includes load-balancing, CPU shielding and NUMA memory allocation optimization to maximize determinism and guarantee real-time performance.  RedHawk includes an architect tool for configuring, building and optimizing embedded target systems.

•
NightStar™ Tools.  NightStar GUI-based development tools allow users to debug and analyze application software running on RedHawk Linux.  NightStar tools feature hot patching, kernel tracing and application speed debugging, with minimal intrusion into real-time application behavior.

•
iHawk and ImaGen™ Servers.  Our iHawk and ImaGen servers, based on the latest Intel and AMD technologies, feature our RedHawk Linux real-time operating system.  iHawk real-time multiprocessing platforms are deployed in simulation, data acquisition and process control applications, requiring customized and complex I/O configuration.  ImaGen is our imaging platform for simulation and modeling applications that require high-performance graphics.  ImaGen visual servers provide multiple channels of state-of-the-art visualization and graphics performance and are widely used in commercial and military training systems.

•
SIMulation Workbench.  SIMulation Workbench is a software product that provides a complete real-time modeling environment to develop and execute real-time hardware-in-the-loop simulations written in Mathworks’ MATLAB/Simulink or hand-written code.  Its user interface enables convenient configuring, starting, stopping, recording and playback of simulation runs.

•
SIGnal Workbench.  SIGnal Workbench is a high-performance, real-time dynamic data processing and monitoring system for engine, turbo machinery, structural and other vibration test applications. SIGnal Workbench is a solution for high-cycle fatigue testing.

•
GPU Workbench™.  GPU Workbench is a platform for developing and deploying real-time applications that use NVIDIA CUDA and ATI Stream technology. Based on the latest available GPU and CPU products, GPU Workbench systems are powered by RedHawk Linux specially optimized for real-time CUDA performance.

Services

Customer Support.  We typically offer worldwide hardware and software maintenance and support services for our products.  Services may include installation, integration, training, on-site maintenance, 24x7 telephone support, return-to-factory warranty, depot repair, and software support services.  We offer maintenance agreements for extended warranty services after the initial warranty period and enhanced support services at any time.  In addition to these basic service and support options, we also offer, for additional fees, software upgrades and additional onsite services, as well as other professional services related to our products.

Managed Services.  We offer a comprehensive set of professional services to customers using our MDI solutions, often customized to fit the specific needs of the individual customer.  Services include monitoring of data transmissions, confirmation of data integrity, system maintenance, installation of updates and monitoring of data delivery between customer systems.  The fees for managed services vary depending on the number of subscribers or markets served by our solution, the operational challenges posed by the customer configuration and the specific services and service levels provided.

Custom Engineering and Integration Services.  We provide custom engineering and integration services in the design of special hardware and software to help our customers with their specific applications.  This may include custom modifications to our products or integration of third-party interfaces or devices into our systems.  Many customers use these services to migrate existing applications from earlier generations of our systems or our competitors’ systems.

Sales and Marketing

We sell our solutions in the U.S. primarily through our direct field sales team supported by consultants and our technical support group.  Our sales force has significant experience in video solutions and real-time operating systems.  Outside North America, we utilize a direct sales force out of our facilities in France, Germany, Japan, China and the United Kingdom, augmented by our channel partners (resellers and system integrators).

Customers

We derive revenue from a limited number of customers.  Our products are typically manufactured and shipped in the same quarter the purchase order is received, and as a result we typically have minimal meaningful backlog.  Our backlog for real-time systems and video solutions at June 30, 2012 totaled $10.9 million.

We have purchase agreements with many customers, but these agreements typically do not require minimum purchases of our products.  As a result, sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers' budgets for capital expenditures and new product introductions.

A significant portion of our video revenue has come from, and is expected to continue to come from sales to service providers.  For the fiscal year ended June 30, 2012, Jupiter Telecomunications accounted for 20% of total revenue.  For the fiscal year ended June 30, 2011, Time Warner and Jupiter Telecommunications each accounted for 11% of total revenue.  For the fiscal year ended June 30, 2010, Cox Communications, Inc. (“Cox”) represented 20% of our total revenue.  No other customer of our video solutions accounted for more than 10% of our total revenue during the last three fiscal years.

           Although we sell our real-time products to large customers, our customer base is generally more diversified than our video solutions business.  For the fiscal years 2012 and 2011, no real-time customers accounted for more than 10% of total revenue.  For the fiscal year ended June 30, 2010, Lockheed Martin Corporation (“Lockheed”) accounted for 11% of our total revenue.

We derive a significant portion of our revenues from the supply of products to U.S. government prime contractors and agencies of the U.S. government.  The supplied systems include RedHawk, iHawk, ImaGen, PowerMAXION, and other configurations with certain systems incorporating custom enhancements requested by the customer.  We sell these integrated computer systems to prime contractors, including Lockheed, Boeing, Northrop Grumman, Raytheon and other Fortune 500 companies.  We also supply spare parts, upgrades, and engineering consulting services and both hardware and software maintenance.  For the fiscal years ended June 30, 2012 and 2011, we recorded $8.1 million and $11.9 million, respectively, in revenues to U.S. government prime contractors and agencies of the U.S. government.  These amounts represented 13% and 18% of total revenue in fiscal years 2012 and 2011, respectively.  Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, failure to exercise options, changes in government policies and the imposition of budgetary constraints.  A loss of government contract revenues could have a material adverse effect on our business, financial condition and results of operations.

New Product Development

We are committed to the development of new technology and rapid innovation in the evolving markets in which we compete.  Research and development costs are expensed when incurred and aggregated $13.2 million, $14.1 million, and $12.5 million in fiscal years 2012, 2011, and 2010, respectively.  See Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for explanations of changes in research and development expenses.  The following development strategies are indicative of the general direction of product development activities.  Due to the inherent uncertainty involved with product development, we cannot guarantee the availability of future products and features.

Video solutions.  Our research and development strategies for our video solutions are based on market demands and are focused on the following:

•
Multi-Screen Delivery.  In order to enable our video solutions to reach every screen, we are adding support for new file formats and delivery methods associated with mobility and online video distribution.  We are also developing products that help our customers launch multi-screen pay video services and reduce the complexities of operating these services.  We are further developing our dynamic HTTP content preparation software as well as on-demand policy control systems that can personalize video content for each user during the streaming process. To ensure compatibility in multi-screen environments, we are integrating our MediaHawk platform with third-party software and infrastructure components that are required to support delivery to connected devices.

•
Content Delivery Networks and Architectures.  We believe that demand for stored content will increase from tens of thousands of hours to hundreds of thousands of hours.  We continue to enhance our systems to intelligently manage the distribution, placement, and life-cycle management of stored content across local, regional, national, and global networks to ensure the most efficient use of our customers’ networks.  We believe that with our experience in a variety of open video system architectures we are well positioned to address our customers’ future content strategies.

•
Media Data Intelligence.  Video service providers, content owners, advertisers, and ad agencies are interested in data on consumer video-watching behavior and content consumption models.  We are developing our MDI offerings to provide this information at the census level in near real time on intelligent applications utilizing a variety of technologies and solution architectures, thereby improving upon existing and competitive solutions that estimate or project consumer activity based upon small sample sizes.

•
Time-Shifted Video and Network DVR.  This technology allows the subscriber to record broadcast or file based video content in the network and play it back with full interactivity on any video capable screen. We believe nDVR will expand to encompass user-generated, internet, and other video content, in addition to content captured on the cable network.  We believe this will result in a cloud based nDVR platform that subscribers will be able to utilize from any device.

Real-time.  Our research and development strategies for our real-time products include enhancing our RedHawk Linux real-time operating system to provide increased functionality and determinism for time-critical applications.    RedHawk will continue to track the latest Linux enhancements, kernel versions and Red Hat Enterprise Linux user environments.  We will also continue to offer iHawk multiprocessor systems based on the latest Intel and AMD processor and chipset technology as it becomes available and ImaGen multi-channel visual servers featuring the latest NVIDIA and AMD/ATI graphics cards.  We will continue to enhance SIMulation Workbench with new features, and support for additional I/O cards for hardware-in-the-loop testing applications.  We are developing new NightStar features to improve debugging efficiency and performance in GPU computing applications.  We are developing a new SIGnal Workbench signal conditioning chassis that features improved configuration flexibility and greater ease-of-use.  We continue to develop our own family of PCIe I/O cards utilizing FPGA technology for simulation and data acquisition applications such as aerospace and automotive test stands and other simulation platforms and will continue to enhance GPU Workbench to support the latest GPUs and CUDA SDK versions to offer low-latency and high-throughput for time-critical GPU applications.

Competition

Our video solutions and real-time products are sold into highly-competitive environments, driven by rapid technological innovation.  Both product groups compete based upon features, reliability, scalability, service, and price.  Due in part to the range of performance and applications capabilities of our products, we compete in various markets against a number of companies.

The major competitors of our video solutions currently include the following:  Arris Group Inc., Cisco Systems, Inc., Edgeware, Microsoft, Adobe Systems, Inc., Motorola, Inc., OpenNet, Skytide, RealNetworks, Inc.,  Verivue and Wowza Media Systems.  Typically, in opportunities for our MDI products, we also compete against in-house development or customer offerings from professional services consulting entities.

Our real-time product line competes with a number of companies.  We categorize our major competitors as follows:  (1) companies providing competitive Linux and other real-time operating systems or tools for optimizing systems, including Red Hat, MontaVista, LynuxWorks and Wind River; (2) companies involved in hardware-in-the-loop and data acquisition including dSpace and ADI Corporation; (3) customers who may choose to integrate their own in-house, real-time solutions using standard commercial hardware and open-source Linux operating systems and tools; and (4) computer companies that provide solutions for high-performance image generation, including Quantum3D and Rockwell Collins.

Additional competitors with significant market presence and financial resources, including computer hardware and software companies, content providers and television equipment manufacturers, including digital set-top-box manufacturers, may enter our markets, thereby further intensifying competition.  Potential future competitors may also include one or more of the parties with whom we currently have a strategic relationship.  Although we have proprietary rights with respect to much of the technology incorporated in our video solutions and real-time systems, our strategic partners have not agreed to refrain from competing against us. Increased competition could result in price reductions that would adversely affect our business, financial condition and results of operations. Many of our current and potential future competitors have significantly greater financial, technical, sales, marketing and other resources than we do, and greater brand name recognition.  In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our markets.

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

We own five U.S. patents and multiple foreign counterparts.  These U.S. patents are Nos. 5,931,901; 6,038,591; 6,161,142, 7,877,468 and 8,079,052.  In addition, these U.S. patents have foreign counter-parts issued in various foreign jurisdictions.  Furthermore, we have patent applications pending in the United States and abroad.  We have also obtained a patent license to a patent portfolio (13 patents, 29 patent applications, and all additions, divisionals, continuations, continuations-in-part, extensions, reissues, and foreign counterparts thereof) which is now owned by Alcatel-Lucent.  These patents cover multiple interactive television, targeted advertising, and on-demand technologies.  The portfolio includes U.S. Patent Nos. 5,623,595 and 5,805,804 (“Subject Patents”).  In addition to our original license, on September 28, 2007, Concurrent obtained a separate Patent License to the Subject Patents from Broadband Royalty Corporation (“BBR”), with assurances from its parent company, C-COR Incorporated.  BBR co-owns the Subject Patents with Alcatel-Lucent.  The Patent License provides a license to the Subject Patents that may be transferred to an acquirer of Concurrent or Concurrent’s video streaming business, so long as the acquirer has not been formally identified as an actual or potential Alcatel-Lucent licensee.

We have entered into licensing agreements with several third-party software developers and suppliers.  Generally, such agreements grant us non-exclusive, worldwide term licenses to distribute software as part of the systems we market.

Suppliers

We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms.  These components include systems, system boards, memory, CPUs, mother boards, storage devices, software, and chassis.  We purchase product components from the following single suppliers: Dell, Xyratex, Qlogic, Dot Hill, STEC, Curtis-Wright, Oracle, Kardios, KMA Systems, Supermicro, GE Fanuc, Data Device Corporation, Seagate, Western Digital, Myricom, and North Atlantic Industries.  In most cases, comparable products are available from other sources, but would require significant reengineering to conform to our system specifications.  During the fiscal year ended June 30, 2012, Dot Hill Systems Corporation (28%) was the only single-source supplier accounting for 10% or more of these purchases.  Single-source suppliers accounting for 10% or more of these purchases during the fiscal year ended June 30, 2011 were Xyratex (21%) and Dell (20%).  Single-source suppliers accounting for 10% or more of these purchases during the fiscal year ended June 30, 2010 were Xyratex (20%) and Dell (19%).

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

Employees

As of June 30, 2012, we had 233 full-time employees and contractors worldwide.  Of these employees and contractors, 181 were located in the United States and 52 were located internationally.  Our employees are not unionized.

Financial Information About Foreign And Domestic Operations And Export Sales

A summary of net sales (consolidated net sales reflects sales to unaffiliated customers) attributable to our foreign and domestic operations for the fiscal years ended June 30, 2012, 2011, and 2010 is presented in Note 10 to the consolidated financial statements included herein.

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

The risk factors below contain forward-looking statements regarding Concurrent.  Actual results could differ materially from those set forth in the forward-looking statements.  See “Cautionary Statements Regarding Forward-Looking Statements” on page 35.

Risks Related to Our Business

A significant portion of our revenue has been, and is expected to continue to be, concentrated in a small number of customers.  If we are unsuccessful in maintaining and expanding relationships with these customers or lose any of these customers, our business will be adversely affected.

For the fiscal year ended June 30, 2012, Jupiter Telecommunications accounted for approximately 20% of our total revenue and approximately 34% of our video solutions revenue.  For the fiscal year ended June 30, 2011, Time Warner and Jupiter Telecommunications each accounted for approximately 11% of our total revenue and each accounted for approximately 20% of our video solutions revenue.  We have experienced more than a 42% decrease in revenue from our two largest North American video customers during our fiscal year 2012 due to lower spending by these customers, compared to the same period in the prior year.  If we are unsuccessful in maintaining and expanding key relationships with these and other existing customers or if these customers’ purchasing levels are reduced, our business will be materially adversely affected.  Further, if we are unsuccessful in establishing relationships with other large companies or experience problems in any of our systems, our ability to attract new customers and sell additional products to existing customers will be materially adversely affected.

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

We depend on a small number of domestic cable multiple system operators (MSOs) for a substantial proportion of our domestic revenues.  Any decrease or delay in capital spending for advanced technologies harms our operating results, financial condition and cash flows.

The capital spending patterns of our existing and potential customers are dependent on a variety of factors, including:
•	annual budget cycles;
•	technology adoption cycles and network architectures of service providers, and evolving industry standards that may impact them;
•	changes in general economic conditions;
•	changes in strategic focus;
•	competitive pressures, including pricing pressures; and
•	discretionary customer spending patterns.

Since 2009, we have seen reduced capital spending by our domestic cable service provider customers for our video solutions products.  We expect these sales to continue to constitute a significant majority of our revenues for the foreseeable future.  Demand for our products will depend on the magnitude and timing of capital spending by service providers on advanced technologies for constructing and upgrading their network infrastructure.  Continued slowdowns or delays in this spending would likely have a material adverse impact on our quarterly revenues and net losses.

If revenues forecasted for a particular period are not realized in such period due to the lengthy, complex and unpredictable sales cycles of our products, our operating results for that or subsequent periods will be harmed.

 The sales cycles of our products are typically lengthy, complex and unpredictable and usually involve:
•	a significant technical evaluation period;
•	a significant commitment of capital and other resources by service providers
•	substantial time required to engineer the deployment of our products;
•	substantial time and expense testing and qualifying new technologies; and
•	substantial time and expense deploying new technologies into their networks.

For these and other reasons, our sales cycles are generally between six and eighteen months, but can last longer. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter or subsequent quarters could be substantially lower than anticipated. Our quarterly and annual results may fluctuate significantly due to revenue recognition rules and the timing of the receipt of customer orders.
Additionally, service revenues such as installation services associated with product sales are impacted with such delays.

A loss of our government contracts and/or orders would have a material adverse effect on our business.

We derive a significant portion of our real-time revenues from the supply of systems under government contracts and/or orders.  For the fiscal year ended June 30, 2012, we recorded $8.1 million in revenue to U.S. government prime contractors and agencies of the U.S. government, down $3.8 million, or 32% from the year ended June 30, 2011.  These sales represent approximately 13% and 18% of our total sales in the fiscal years ended June 30, 2012 and 2011, respectively.  Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, changes in governmental policies or regulations which could significantly increase the cost of doing business with the government and the imposition of budgetary constraints.  Many governments are struggling to balance their budgets which could further reduce funding for contracts.  A loss of government contract revenues would have a material adverse effect on our business, results of operations and financial condition.

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

We are adapting the video products to add features allowing deployments to cable, IPTV, and Internet CDN providers to enable multi-screen video delivery.  The changes will require new knowledge sets, especially in research and development, and will require us to develop and sell new products to new customers.  A failure to execute on this transition will adversely affect our business.

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

Our media data solutions business has been challenged.  We have struggled to achieve market traction and profitability.

We have substantially reduced personnel supporting this product line.  Moving forward, we will focus on our core software to retain accounts and grow the business in a challenging macro-economic environment.  If we are not successful, we will have expended considerable effort to transition the business and will not have received any economic benefit.

We cannot guarantee that our products and services will keep pace with technological developments and emerging industry standards, address the changing needs of our customers or achieve market acceptance, any of which could materially adversely affect our business.

The markets for our products are characterized by rapidly changing technology, evolving industry standards and new product introductions and enhancements.  There can be no assurance that we will be successful in enhancing our current and planned video solutions and real-time products or developing, manufacturing and marketing new products that satisfy customer needs or achieve market acceptance.  In addition, services, products or technologies developed by others may render one or more of our products or technologies uncompetitive, unmarketable or obsolete.  Future technological advances may result in the availability of new products and services that could compete with our solutions or reduce the cost of existing products or services.  Our future success will depend on our ability to continue to enhance our existing products, including development of new applications for our technology, and to develop and introduce new products to meet and adapt to changing customer requirements and emerging technologies.  Further, announcements of currently planned or other new product offerings by our competitors may cause customers to defer purchase decisions or to fail to purchase our existing solutions.  Our failure to respond to rapidly changing technologies could adversely affect our business, financial condition and results of operations.

The introduction of broadband Internet video services for televisions may gain traction, thus replacing current VOD services and causing a negative impact on Concurrent’s VOD revenue.

We believe a number of well-funded companies such as Amazon, Apple, Hulu, Google, Netflix, and Yahoo are capable of delivering Internet video services for home television viewing.  If these products are developed, successfully deployed and embraced by consumers, our customers may discontinue purchases of our video products.

We have experienced competitive pricing pressure for our products and services and expect to continue to experience this pressure.  As this continues it may impact our revenue and call into question our ability to achieve and maintain profitability.

Our industry has historically experienced a decrease in average selling prices. We anticipate that the average selling prices of our products will continue to decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions by our competitors. We may experience substantial decreases in future operating results due to a decrease of our average selling prices. We also anticipate that our gross margins will fluctuate from period to period as a result of the mix of products we sell in any given period. If our sales of lower margin products significantly expand in future quarterly periods, our overall gross margin levels and operating results would be adversely impacted.

We incurred net losses in the past and may incur further losses in the future.

We incurred net losses of $2.9, $3.3, $1.0, $14.5 and $12.2 million in fiscal years ended June 30, 2012, 2011, 2010, 2009 and 2007, respectively.  Our $14.5 million net loss in fiscal 2009 included a one-time $17.1 million non-cash impairment of intangibles.  As of June 30, 2012, we had an accumulated deficit of approximately $179.4 million.  We may incur additional net losses in the future.

We have taken and continue to take measures to address the variability in the market for our products and services, which could have long-term negative effects on our business or impact our ability to adequately address an increase in customer demand.

We have taken and continue to take measures to address the variability in the market for our products and services, to increase average revenue per unit of our sales and to reduce our operating expenses, rationalize capital expenditure and minimize customer turnover. These measures included dramatic reductions to our workforce and implementing other cost reduction programs in fiscal year 2012.  We cannot ensure that the measures we have taken will not impair our ability to effectively develop and market products and services, to remain competitive in the industries in which we compete, to operate effectively, to operate profitably during slowdowns or to effectively meet a rapid increase in customer demand. These measures may have long-term negative effects on our business by reducing our pool of technical and operational talent, decreasing or slowing improvements in our products and services, making it more difficult to hire and retain talented individuals and to quickly respond to customers or competitors in an upward cycle.

If we are unable to manage change in our operations effectively, our business may be harmed through a diminished ability to monitor and control effectively our operations, and a decrease in the quality of work and innovation of our employees.

Our ability to successfully offer new products and services and implement our business plan in a rapidly evolving market requires effective planning and management.  In light of the growing complexities in managing our portfolio of products and services, our anticipated future operations may strain our technical, operational and administrative resources.  A failure to manage changes in our volume of business may harm our business through a decreased ability to monitor and control effectively our operations, and a decrease in the quality of products and innovation of our employees upon which our business is dependent.  If we fail to meet customers’ supply expectations, our revenue would be adversely affected and we may lose business, which could materially and adversely affect our operating results, financial condition and cash flows.

Any weaknesses identified in our system of internal controls by us and our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. In future periods, we may identify deficiencies in our system of internal controls over financial reporting that may require remediation. There can be no assurances that any such future deficiencies identified may not be significant deficiencies or material weaknesses that would be required to be reported in future periods.

We may face risks associated with the trend of increased shareholder activism.

Publicly traded companies have increasingly become subject to campaigns by investors seeking to increase short-term shareholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases or even sales of assets or the entire company. Given the Company's market capitalization and other factors, it is possible that shareholders may in the future attempt to effect such changes or acquire control over the Company. Responding to proxy contests and other actions by activist shareholders would be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors and senior management from the pursuit of business strategies, which could adversely affect the Company's results of operations and financial condition.

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

The markets for video solutions and real-time products are extremely competitive.  Our competitors include divisions of larger public companies with an established presence in the industry.  Further, as we expand our product offerings to additional delivery devices, we encounter a different set of competitors.  This intense competition has negatively impacted our video solutions revenues and may severely impact our success and ability to earn additional revenue through expanding our video solutions offerings.

In addition to competing against large, established video delivery product providers, our media data intelligence products are seeing competition by internally-developed solutions.

The market for our real-time products is ever changing.  We face a number of well-funded competitors who could displace us.  As demand shifts, we may be unable to adequately respond to customer demands or technology changes.  There may be new entrants into the real-time market with better, more appropriate products.  We may also experience decreasing prices for our products and services due to competition, the purchasing leverage of our customers and other factors.

A list of the primary competitors we face in both of our markets and a categorization of our competitors is included under the Competition heading in the Business section in this Annual Report on Form 10-K for the year ended June 30, 2012.

Future issuances or repurchases of our equity, or transfers of our equity by third parties, may impair our future ability to use a substantial amount of our existing net operating loss carryforwards.

From time to time we complete an analysis of the ownership changes in our stock pursuant to Section 382 of the Internal Revenue Service tax code.  As of June 30, 2012 the ownership change was 38.0%, compared to 29.7% as of June 30, 2011. Future transactions and the timing of such transactions could cause an additional ownership change for Section 382 income tax purposes. Section 382 limits the ability of a company that undergoes an “ownership change,” which is generally defined as any change in ownership of more than 50% of its common stock over a three-year period, to utilize its net operating loss carryforwards and certain built-in losses or deductions, as of the ownership change date, that are recognized during the five-year period after the ownership change.  Such transactions may include, but are not limited to, additional repurchases or issuances of common stock, or acquisitions or sales of shares of Concurrent stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account. Most of these transactions are beyond our control. If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate a new annual restriction on the use of our net operating loss carryforwards to offset future taxable income.  We could lose all or a substantial part of the benefit of our accumulated net operating loss carryforwards.

We have a significant base of deployed video solutions products that our customers, over time, may decide to replace for products from other companies.

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

We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms.  These components include systems, system boards, memory, CPUs, mother boards, storage devices, software, and chassis.  We purchase product components from the following suppliers: Dell, Xyratex, Qlogic, Dot Hill, STEC, Curtis-Wright, Oracle, Kardios, KMA Systems, Supermicro, GE Fanuc, Data Device Corporation, Seagate, Western Digital, Myricom, and North Atlantic Industries.  In most cases, comparable products are available from other sources, but would require significant reengineering to conform to our system specifications.  During the fiscal year ended June 30, 2012, Dot Hill Systems Corporation was the only single-source supplier accounting for 10% or more of these purchases.  Single-source suppliers accounting for 10% or more of these purchases during the fiscal year ended June 30, 2011 were Xyratex and Dell.

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

Sales to international customers accounted for approximately 50%, 40% and 34% of our revenue in fiscal years 2012, 2011, and 2010, respectively.  Accordingly, our business is susceptible to numerous risks associated with international operations.

We are subject to a number of risks associated with international business activities that could increase our costs, lengthen our sales cycle and require significant management attention.  These risks include:

•	compliance with, and unexpected changes in, regulatory requirements resulting in unanticipated costs and delays;

•	difficulties in compliance with export and re-export regulations governing U.S. goods and goods from our international subsidiaries;

•	lack of availability of trained personnel in international locations;

•	challenges in dealing with international channel partners;

•	tariffs, export controls and other trade barriers;

•	longer accounts receivable payment cycles than in the United States;

•	potential difficulty of enforcing agreements and collecting receivables in some foreign legal systems;

•	potential difficulty in enforcing intellectual property rights in certain foreign countries;

•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;

•	the burdens of complying with a wide variety of foreign laws;

•	general economic and political conditions in international markets; and

•	currency exchange rate fluctuations.

Our efforts to maintain channels to market and sell our products internationally may not be successful.

Our international sales are supported by a combination of direct sales in certain international locations and indirect channel sales through distributor and reseller arrangements with third parties in others.  We may not be able to maintain productive reseller and/or distribution agreements and/or may not be able to successfully manage these sales channels. In addition, many of our resellers also sell products from other vendors that compete with our products and may choose to focus on products of those vendors.  Additionally, our ability to utilize an indirect sales model in these international markets will depend on our ability to qualify and train those resellers to perform product installations and to provide customer support. If we fail to develop and cultivate relationships with significant resellers, or if these resellers do not succeed in their sales efforts (whether because they are unable to provide support or otherwise), we may be unable to grow or sustain our revenue in international markets.

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

To date, most of our revenues have been denominated in U.S. dollars, while a significant portion of our international expenses are incurred in the local currencies of countries in which we operate. Because a portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the United States where we often sell in dollars, and a weakened dollar could increase local currency operating costs. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations.

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

We have experienced significant variations in the revenue, expenses and operating results from quarter to quarter in our business, and it is likely that these variations will continue.  We believe that fluctuations in the number of orders for our products being placed from quarter to quarter are principally attributable to the buying patterns and budgeting cycles of our customers.  In addition, sales cycles associated with the purchase of many of our products are typically lengthy and orders are often not finalized until the end of a quarter.  As a result, our results of operations have fluctuated in the past and will likely continue to fluctuate in accordance with this purchasing activity.  Therefore, period-to-period comparisons of our operating results may not necessarily be meaningful.  In addition, because these factors are difficult for us to forecast, our business, financial condition and results of operations for one quarter or a series of quarters may be adversely affected and below the expectations of securities analysts and investors, which could result in material declines of our stock price.

Our business may be adversely affected if we fail to retain our current key personnel, many of whom would be difficult to replace, or fail to attract additional qualified personnel.

Our future performance depends on the continued service of our senior management and our engineering, sales and marketing and manufacturing personnel.  In the last eighteen months, we have experienced turnover in our research and development organization at a higher rate than we have in prior periods.  Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.  The loss of the services of one or more of our personnel could seriously impact our business, especially the loss of highly specialized technical personnel.  Our future success also depends on our continuing ability to attract, hire, train and retain highly skilled managerial, technical, sales, marketing and customer support personnel.  In addition, new employees frequently require extensive training before they achieve desired levels of productivity.  We do not carry key person life insurance on any of our employees.

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

All of our facilities are, from time to time, subject to severe weather that could result in a temporary shut-down of the impacted facility.  However, our Pompano Beach, Florida facility is located in south Florida where there is a high risk of hurricanes.  A hurricane could shut-down the Pompano Beach facility for extended periods thereby making it impossible for us to manufacture and ship real-time products.  Further, an extended shut-down could slow the release of software products for our real-time business since almost all the developers for those products are located at that facility.

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

The October 2011 floods in Thailand have impaired the supply chain from component suppliers to PC and server makers.   This created a shortage of hardware components and increased prices for available hardware throughout fiscal year 2012. In addition, possible additional price increases may be passed on to us.  Our ability to produce and deliver products to our customers, as well as our revenues and profitability, could be materially adversely affected.

Our operating results may be adversely affected by the current sovereign debt crisis in Europe and elsewhere and by related global economic conditions.

The current European debt crisis and related European financial restructuring efforts may cause the value of the European currencies, including the euro, to further deteriorate, thus reducing the purchasing power of our European customers. One potential outcome of the European financial situation is the re-introduction of individual currencies in one or more Eurozone countries or the dissolution of the euro entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. The potential dissolution of the euro, or market perceptions concerning this and related issues, could adversely affect the value of our euro-denominated assets and obligations. In addition, the European crisis is contributing to instability in global credit markets. The world has recently experienced a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, consumer purchasing power and demand our products could decline, and we may experience material adverse impacts on our business, operating results, and financial condition.

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

Risks Related to Our Industries

The success of our business is dependent upon the success of our multi-screen strategy and the growth in the video delivery market, which may not grow as we expect.  Any failure by the market to accept and adopt video delivery in a way that aligns with our stated strategy will have a material adverse effect on our business.

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

We are subject to various international, U.S. federal, state and local laws affecting our video solutions and real-time product lines.  The television industry is subject to extensive regulation in the United States and other countries.  Our video solutions revenue is dependent upon the continued growth of the digital television industry in the United States and internationally.  Broadband companies are subject to extensive government regulation by the FCC and other federal and state regulatory agencies.  The 1984 Cable Act, which amended the Communications Act of 1934, established policies in the areas of ownership, channel usage, franchise provisions and renewals, subscriber rates and privacy, obscenity and lockboxes, unauthorized reception of services, equal employment opportunity, and pole attachments. The 1984 Cable Act also defined jurisdictional boundaries among federal, state and local authorities for regulating cable television systems which, among other provisions, allow for expanded regulatory powers when domestic cable penetration exceeds a threshold of 70% of U.S. households.  Additional regulations could have the effect of limiting capital expenditures by our customers and thus could have a material adverse effect on our business, financial condition and results of operations.  If we were found to be, or believed to be non-compliant with privacy laws, we could face substantial exposure to government fines or privacy litigation.  This risk is especially important for our Media Data Intelligence solutions since these products monitor set-top-box functions that could be impacted by privacy law protections. Additionally, regulations could have the effect of limiting capital expenditures by broadband companies and thus could have a material adverse effect on our business, financial condition and results of operations.  The enactment by federal, state or international governments of new laws or regulations could adversely affect our customers, and thereby materially adversely affect our business, financial condition and results of operations.  Our real-time revenue is also subject to strict government regulation as the result of the government work we do.  The regulations deal with security clearances, privacy, employment practices, pricing, purchasing, intellectual property and integrity.  If we were ever found in violation or if out of tolerance, our production and resultant revenues could be halted or significantly delayed.

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

Other Risks

Fluctuations in our future effective tax rates could affect our future operating results, financial condition and cash flows.

We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. Accordingly, we have performed such evaluation, from time to time, based on historical evidence, trends in profitability, expectations of future taxable income and implemented tax planning strategies. Further, although we benefit from net operating loss carryforwards in the U.S., we do not have such net operating losses outside the U.S., exposing us to tax liabilities in various countries.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. In the event we determine that it is appropriate to create a reserve or increase an existing reserve for any such potential liabilities, the amount of the additional reserve is charged as an expense in the period in which it is determined. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment for the applicable period, a further charge to expense in the period such short fall is determined would result. Either such charge to expense could have a material and adverse effect on our results of operations for the applicable period.

We have implemented certain anti-takeover provisions that could make it more difficult for a third party to acquire us.

Provisions of Delaware law and our restated certificate of incorporation, and amended and restated bylaws, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

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

Our common stock is traded on the NASDAQ Global Market.  For the twelve months ended June 30, 2012, the high and low prices reported on the NASDAQ Global Market were $6.51 and $3.21, respectively.  Further, as of August 22, 2012, the closing price as reported on the NASDAQ Global Market was $4.45.  The market price of our common stock may fluctuate significantly in the future in response to various factors, some of which are beyond our control, including, among others:

•	variations in our quarterly operating results;

•	changes in securities analysts’ estimates of our financial performance;

•	the development of the multi-screen video market in general;

•	changes in market valuations of similar companies;

•	announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of a major customer or failure to complete significant transactions;

•	suspension, reduction or cancellation of the quarterly dividend; and

•	additions or departures of key personnel.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal facilities as of June 30, 2012, are listed below.  All of the principal facilities are leased.  Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including manufacturing, research and development, sales, marketing, service, and administration.

Location	Principal Use	Expiration Date Of Lease	Approx. Floor Area
			(Sq. Feet)
4375 River Green Parkway Suite 100 Duluth, Georgia 30096	Corporate Headquarters, Administration, Research & Development, Service, Sales and Marketing	December 2015	36,600

2881 Gateway Drive Pompano Beach, Florida 33069	Administration, Research & Development, Manufacturing, Service, Sales and Marketing	December 2013	30,000

30775 Bainbridge Road Suite 100 Solon, OH 44139	Media Data Intelligence Research & Development and Support	September 2015	8,300

In addition to the facilities listed above, we also lease space in various domestic and international industrial centers for use as sales and service offices.

Item 3.   Legal Proceedings.

We are not presently involved in any material litigation.  However, we are, from time to time, party to various routine legal proceedings arising out of our business. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on our business, balance sheets or the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2012

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 4A. Officers of the Registrant.

Our officers are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal.  Set forth below are the names, positions, and ages of executive officers as of August 28, 2012:

Name	Position	Age

Dan Mondor	President, Chief Executive Officer, and Director	57
Kirk L. Somers	Executive Vice President, Corporate Affairs	47
Emory O. Berry	Chief Financial Officer and Executive Vice President of Operations	46

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

Fiscal Year 2012
Quarter Ended:	High	Low

September 30, 2011	$6.51	$4.88
December 31, 2011	$5.45	$3.21
March 31, 2012	$3.99	$3.36
June 30, 2012	$4.47	$3.40

Fiscal Year 2011
Quarter Ended:	High	Low

September 30, 2010	$6.84	$4.32
December 31, 2010	$7.31	$4.58
March 31, 2011	$6.57	$4.77
June 30, 2011	$6.89	$5.46

On August 22, 2012, the last reported sale price of our common stock on NASDAQ was $4.45 per share and there were approximately 450 holders of record of our common stock. We believe that the number of beneficial holders of our common stock exceeds 6,000.

Until July 2, 2012, we had never declared or paid any cash dividends on our capital stock.  On July 2, 2012 our board of directors approved a $0.06 dividend per share of common stock, excluding treasury and restricted stock, to be paid on July 31, 2012.  We intend to pay a regular quarterly cash dividend on our common shares subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant.

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

Overview

We provide software, hardware and professional services for the video market and the high-performance, real-time market.  Our business is comprised of two operating segments for financial reporting purposes, products and services, which we provide for each of these markets.

Our video solutions consist of software, hardware, and services for intelligently streaming video and collecting and analyzing media data.  Our video solutions and services are deployed by video service providers for distribution of video to consumers and collection of media data intelligence to manage their video business and operations.

Our real-time products consist of real-time Linux operating system versions, development tools and other system software combined, in most cases, with computer platforms and services.  These products are sold to a wide variety of companies seeking high-performance, real-time computer solutions in the military, aerospace, financial and automotive markets around the world.

Our sales model for MDI products includes the option for customers to purchase: (1) a perpetual license with maintenance; (2) a term license with maintenance and managed services; or (3) software as a service.  We expect that revenue from these sales generally will be recognized over the term of the various customer contracts.  See our Summary of Significant Accounting Policies in footnote 2 to our Condensed Consolidated Financial Statements for additional information.

We have been reviewing all areas of our operations so that we may improve performance, efficiency and profitability.  During our fiscal 2012 we reduced our sales, research and development, and services operations, and as a result, eliminated approximately 50 positions.  We implemented most of these changes during the second half of our fiscal 2012.  Actions included reductions in our support, sales and marketing, research and development, and general and administrative staff, including certain management positions.

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

We have identified the following as accounting policies critical to us:

Revenue Recognition and Related Matters

As described in footnotes 2 and 3 of our condensed consolidated financial statements, in September 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). This guidance pertains to revenue arrangements with multiple deliverables, and accounting guidance on all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  We adopted these new accounting standards on July 1, 2010, and we elected to apply the guidance on a prospective basis.

We generate revenue from the sale of products and services. We commence revenue recognition when all of the following conditions are met:

1)	persuasive evidence of an arrangement exists,
2)	the system has been shipped or the services have been performed,
3)	the fee is fixed or determinable, and
4)	collection of the fee is probable.

Determination of criteria 3 and 4 above are based on our judgments regarding the fixed nature of the fee charged for products and services delivered and the collectibility of those fees.

Our standard multiple-element contractual arrangements with our customers generally include the delivery of systems with multiple components of hardware and software, certain professional services that typically involve installation and consulting, and ongoing software and hardware maintenance.  Product revenue is generally recognized when the product is delivered.  Professional services that are of a consultative nature may take place prior to, or after, delivery of the system, and installation services typically occur within 90 days after delivery of the system.  Professional services revenue is typically recognized as the service is performed.  Initial warranty begins after delivery of the system and typically is provided for 90 days to two years after delivery. Maintenance revenue, where applicable, will be recognized ratably over the maintenance period. Our product sales are predominantly system sales whereby software and equipment function together to deliver the essential functionality of the combined product.  Upon our adoption of ASU 2009-14 on July 1, 2010, we determined sales of these systems were typically outside of the scope of the software revenue guidance in Topic 985 (previously included in SOP 97-2) and be accounted for under ASU 2009-13.

Our sales model for MDI products includes the option for customers to purchase: (1) a perpetual license with maintenance; (2) a term license with maintenance and managed services; or (3) software as a service.  Professional services attributable to implementation of our products or managed services are essential to the customers’ use of these products and services.  We defer commencement of revenue recognition for the entire arrangement until we have delivered the essential professional services or have made a determination that the remaining professional services are no longer essential to the customer.  We recognize revenue for managed service arrangements and software-as-a-service arrangements once we commence providing the managed or software services and recognize the service revenue ratably over the term of the various customer contracts.  In circumstances whereby we sell a term license and managed services, we commence revenue recognition after both the software and service are made available to the customer and recognize the revenue from the entire arrangement ratably over the longer of the term license or managed service period.

We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting.  An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control.  Our various systems have standalone value because we have either routinely sold them on a standalone basis or we believe that our customers could resell the delivered system on a standalone basis.  Professional services have standalone value because we have routinely sold them on a standalone basis and there are similar third-party vendors that routinely provide similar professional services.  Our maintenance has standalone value because we have routinely sold maintenance separately.

In October 2009, the FASB amended the accounting standards for multiple-element revenue arrangements under ASU 2009-13 to:

•	provide updated guidance on whether multiple deliverables exist, how the elements in an arrangement should be separated, and how the consideration should be allocated;

•
require an entity to allocate revenue in an arrangement using estimated selling price (“ESP”) of each element if a vendor does not have vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”); and

•	eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method.

As a result of the adoption of ASU 2009-13, we allocate revenue to each element in an arrangement based on the following selling price hierarchy: the selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. We have typically been able to establish VSOE of fair value for our maintenance and services. We determine VSOE of fair value for professional services and maintenance by examining the population of selling price for the same or similar services when sold separately and on a standalone basis, and determining that the pricing population for each VSOE classification is within a very narrow range of the median selling price.  For each element, we evaluate at least annually whether or not we have maintained VSOE of fair value based on our review of the actual selling price of each element over the previous 12 month period.

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

Inventory Valuation

We provide for inventory obsolescence based upon assumptions about future demand, market conditions and anticipated timing of the release of next generation products.  If actual market conditions or future demand are less favorable than those projected, or if next generation products are released earlier than anticipated, additional inventory write-downs may be required.  We also review, on a quarterly basis, the value of inventory on hand for which a newer and more advanced technology or product is currently, or will soon be, available.  When we believe that we will not be able to sell the products in inventory at or above cost, we mark the inventory down to market value.

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

Defined Benefit Pension Plan

We maintain a defined benefit pension plan (the “Pension Plan”) for certain current and a number of former employees of our German subsidiary.  The Pension Plan provides benefits to be paid to all eligible employees at retirement based primarily on years of service with the Company and compensation rates in effect near retirement. Our German defined benefit plans have beenclosed to new employees since 1998 and no employees have been added to the plan since this time.  Our policy is to fund benefits attributed to employees’ services to date as well as service expected to be earned in the future.  The determination of our Pension Plan benefit obligation and expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts.  Those assumptions include, among others, the weighted average discount rate, the weighted average expected rate of return on plan assets and the weighted average rate of compensation increase.  To the extent that these assumptions change, our future benefit obligation and net periodic pension expense may be positively or negatively impacted.

Selected Operating Data as a Percentage of Net Sales

The following table sets forth our consolidated historical operating information, as a percentage of total revenues, unless otherwise noted, for the periods indicated:

	Year Ended June 30,
	2012	2011
Revenue (% of total sales):
Product	58.0%	61.8%
Service	42.0	38.2
Total revenue	100.0	100.0
Cost of sales (% of respective sales category):
Product	39.2	42.2
Service	46.8	46.9
Total cost of sales	42.4	44.0
Gross margin	57.6	56.0
Operating expenses:
Sales and marketing	27.0	26.0
Research and development	21.8	21.2
General and administrative	12.2	12.9
Total operating expenses	61.0	60.1
Operating loss	(3.4)	(4.1)

Interest income - net	0.1	0.1
Other expense, net	(0.4)	(0.1)

Loss before income taxes	(3.7)	(4.1)

Provision for income taxes	1.1	0.8
Net loss	(4.8)	(4.9)

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

Research and development expenses are comprised of salaries, benefits, overhead, and travel expenses of employees involved in hardware and software product enhancement and development, cost of outside contractors engaged to perform quality assurance, hardware and software product enhancement and development.  Development costs are expensed as incurred.

General and administrative expenses consist primarily of salaries, benefits, overhead, and travel expenses of management and administrative personnel, human resources, information systems, insurance, investor relations, accounting and fees for legal, board of director expenses, and other professional services.

Fiscal Year 2012 in Comparison to Fiscal Year 2011

The following table sets forth summarized consolidated financial information for each of the two fiscal years ended June 30, 2012 and 2011, as well as comparative data showing increases and decreases between periods.

	Year ended June 30,
(Dollars in Thousands)	2012	2011	$ Change	% Change
Product revenue	$34,981	$41,287	$(6,306)	(15.3%)
Service revenue	25,316	25,513	(197)	(0.8%)
Total revenue	60,297	66,800	(6,503)	(9.7%)
Product cost of sales	13,706	17,437	(3,731)	(21.4%)
Service cost of sales	11,854	11,966	(112)	(0.9%)
Total cost of sales	25,560	29,403	(3,843)	(13.1%)
Product gross margin	21,275	23,850	(2,575)	(10.8%)
Service gross margin	13,462	13,547	(85)	(0.6%)
Total gross margin	34,737	37,397	(2,660)	(7.1%)
Operating expenses:
Sales and marketing	16,257	17,346	(1,089)	(6.3%)
Research and development	13,153	14,129	(976)	(6.9%)
General and administrative	7,373	8,641	(1,268)	(14.7%)
Total operating expenses	36,783	40,116	(3,333)	(8.3%)
Operating loss	(2,046)	(2,719)	673	(24.8%)

Interest income, net	37	67	(30)	(44.8%)
Other expense, net	(227)	(57)	(170)	NM (1)
Loss before income taxes	(2,236)	(2,709)	473	(17.5%)
Provision for income taxes	651	546	105	19.2%

Net loss	$(2,887)	$(3,255)	368	(11.3%)

(1)	NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for fiscal year 2012 was approximately $35.0 million, a decrease of $6.3 million, or 15.3%, from approximately $41.3 million in fiscal year 2011.  The decrease in product revenue resulted in part, from the $4.3 million, or 22.4%, decrease in real-time product revenue in fiscal year 2012, compared to the prior year.  This decrease in real-time product revenue was primarily due to a decrease in volume of iHawk and RedHawk Linux product sales to the military and other government programs in North America during fiscal year 2012, compared to the prior year.

In addition, video product revenue decreased by $2.0 million, or 9.0% during fiscal year 2012, compared to the prior fiscal year.  We experienced a $4.3 million decrease in video product sales in North America due to lower video system and storage sales volume during the fiscal year 2012, compared to the same period in the prior year.  We have experienced more than a 42% decrease in revenue from our two largest North American video customers during our fiscal year 2012 due to lower spending by these customers, compared to the same period in the prior year.    Partially offsetting the decrease in domestic video product sales, we experienced a $2.5 million increase in video product sales in our Asia/Pacific market during fiscal year 2012 resulting from delivery of expansion video systems and storage to our largest Japanese cable customer during fiscal year 2012.  This Japanese video customer represented 49% of total video product revenue during fiscal year 2012.  Fluctuation in video revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.

Service Revenue.  Total service revenue for fiscal year 2012 was $25.3 million, a decrease of approximately $0.2 million, or 0.8%, from $25.5 million in fiscal year 2011.  The decrease in service revenue was due to a $0.4 million, or 2.6%, decrease in service revenue related to our video solutions product line, primarily due to the termination of a maintenance contract for our MDI products.

Product Gross Margin.  Product gross margin was $21.3 million in fiscal year 2012, a decrease of approximately $2.6 million, or 10.8%, from $23.9 million in fiscal year 2011.  Product gross margin as a percentage of product revenue increased to 60.8% in fiscal year 2012 from 57.8% in fiscal year 2011.  Product margins decreased in terms of dollars due to lower product revenue during the twelve months ended June 30, 2012, compared to the same period of the prior year.  Product gross margin, as a percentage of product revenue, increased primarily due to:  (1) higher margin video solution software comprised a larger percentage of our fiscal 2012 product revenue, (2) the mix of video products sold to overseas customers during the current period yielded higher margins than the prior year, and (3) in the prior year period, we recognized revenue on a non-recurring, large custom video product deliverable that we completed for one of our largest North American video customers that generated product margins lower than we have recently earned from our sale of video products.

 Service Gross Margin.  Gross margin on service revenue increased to 53.2% of fiscal year 2012 service revenue for from 53.1% of service fiscal year 2011 service revenue.  The increase in service margin as a percentage of service revenue was primarily due to a $0.1 million, or 0.9% decrease in fiscal year 2012 service cost of sales, relative to fiscal year 2011.  Decreasing service costs resulted from decreasing support staff costs, as we have focused on managing costs of the infrastructure that is necessary to fulfill service and support for some of our real-time legacy products as well as our MDI products.

Sales and Marketing.  Sales and marketing expenses decreased approximately $1.1 million, or 6.3% to $16.3 million in fiscal year 2012 from approximately $17.3 million in fiscal year 2011.  Sales and marketing expenses decreased $0.6 million due to the impact of lower current year revenue on commission, bonus and performance-based restricted stock compensation arrangements.  Additionally, reductions in force and other changes in our sales and marketing workforce during our fiscal year 2012 resulted in a $0.5 million reduction in sales and marketing personnel costs, relative to the prior fiscal year.

Research and Development.  Research and development expenses decreased $1.0 million, or 6.9%, to approximately $13.2 million in fiscal year 2012 from $14.1 million in fiscal year 2011.  Research and development expenses decreased by $1.9 million resulting from reduction in development staff, mandatory vacations during the holidays, lower incentive compensation expense due to lower revenue in the current year, and the non-recurrence of a purchase of developed technology in the prior year that had not reached technological feasibility and, at the time of purchase, was recorded to prior year research and development expenses.   This decrease was partially offset by a $0.9 million increase in costs recorded to development expense due to lower current year capitalization of certain costs for customized products.  For certain orders that require customization, development staff may be used to work directly on these orders and their related costs are capitalized.  This difference in expense classification resulted from the aforementioned product revenue from the prior year completion of a custom product delivered to one of our traditionally largest domestic customers that did not recur in the current year period. Furthermore, our reductions in workforce resulted in an additional $0.1 million in research and development severance charges in fiscal year 2012, as compared to fiscal year 2011.

General and Administrative.  General and administrative expenses decreased approximately $1.3 million, or 14.7%, to approximately $7.4 million in fiscal year 2012 from $8.6 million in fiscal year 2011.  General and administrative expenses decreased $0.8 million due to the impact of lower current year revenue on bonus and performance-based restricted stock compensation arrangements.   Furthermore, a reduction in our workforce and mandatory vacations during the holidays in fiscal year 2012 resulted in an additional $0.5 million reduction of general administrative expenses, compared to fiscal year 2011.

Other (expense) income, net.  In fiscal year 2012, we incurred approximately $0.1 million of realized currency translation losses.  These losses resulted from the decreasing value of the euro relative to the U.S. dollar, during the period and the resulting impact on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our subsidiaries for which the euro is the functional currency.

Provision (Benefit) for Income Taxes.  We recorded income tax expense for our domestic and foreign subsidiaries of $0.7 million in fiscal year 2012, compared to income tax expense of $0.5 million in fiscal year 2011.  Our tax provision in fiscal years 2012 and 2011 was primarily attributable to income earned in Japan that cannot be offset by U.S. net operating loss carryforwards and that is subject to an approximately 56% effective tax rate in fiscal 2012 and to an approximately 49% effective tax rate in fiscal 2011.  We have net operating loss carryforwards available to offset taxable income in the United States and in many of the foreign locations in which we operate, but we do not have net operating loss carryforwards available to offset taxable income in Japan.  We have established a full valuation allowance for deferred tax assets attributable to our net operating loss carryforwards, as we have determined that it is more likely than not that such deferred tax assets will not be realized.

Net Loss.  Net loss for fiscal year 2012 was ($2.9) million or ($0.34) per basic and diluted share, compared to a net loss for fiscal year 2011 of ($3.3) million, or ($0.39) per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, product and service costs, operating results and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•	the rate of growth or decline or change in market, if any, of video solutions market expansions and the pace that video service companies implement, upgrade or replace video solutions technology;

•	the impact of the global economic conditions on our business and our customers;

•	the impact of the Thailand floods on our supplies, cost of hardware components, and our ability to produce and deliver products to our customers;

•	the rate of growth or decline, if any, of deployment of our real-time operating systems and tools;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	our ability to manage expenses consistent with the rate of growth or decline in our markets;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product and service sales;

•	timing of product shipments, which typically occur during the last month of the quarter;

•
our reliance on a small customer base (three customers accounted for 37% of our revenue for the twelve months ended June 30, 2012, of which one was a Japanese customer that accounted for 20%,  and three customers accounted for 32% of our revenue for the twelve months ended June 30, 2011);

•	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles;

•
the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital; and

•	the rate of growth or decline, if any, of sales to the government and government related entities

Uses and Sources of Cash

We used $1.6 million of cash from operating activities during fiscal year 2012 compared to generating $3.5 million of cash during fiscal year 2011.  Operating cash outflow in fiscal year 2012 was primarily attributable to the payment of our outstanding trade payables.  Prior period operating cash inflow was primarily attributable to the favorable timing of accounts receivable collections during the year.   Partially offsetting the increase in cash from receivable collections in fiscal 2011, we paid down our outstanding trade payables as a result of our improved receivables collection efficiency at the end of fiscal 2011.

We invested $2.2 million in short-term investments in fiscal year 2012, compared to a net investment of $5.5 million in fiscal year 2011.  During fiscal year 2012, we liquidated the $7.6 million balance of short-term investments and returned the proceeds to cash, as the yield on these investments in the current market did not justify the costs of maintaining the investment accounts and the costs of fair value audit and disclosure required for these investments.  Prior to liquidation, our short-term investments during both fiscal years consisted of highly liquid commercial paper, agency bonds, and corporate bonds.   Additionally, our short-term investments in both fiscal years had original maturities of more than three months, but no more than twelve months.

We invested $2.0 million in property, plant and equipment during both fiscal years 2012 and 2011.  Capital additions during each year were primarily related to development and test equipment for our development group and demonstration systems used by our sales and marketing group.

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

The interest rate on the Revolver was 4.0% as of June 30, 2012. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of June 30, 2012, $10.0 million was available to us under the Revolver.  As of both June 30, 2012 and 2011, $0 was drawn under the Revolver, and we did not draw against the Revolver during fiscal year 2012 or 2011.

Under the Revolver, we are obligated to maintain a consolidated tangible net worth of at least $12.5 million as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs, and a consolidated quick ratio of at least 1.25 to 1.00.  As of June 30, 2012, we were in compliance with these covenants as our adjusted quick ratio (cash, short-term investments and accounts receivable divided by current liabilities minus deferred revenue) was 6.47 to 1.00 and our tangible net worth (total assets minus total liabilities and intangible assets) was $27.4 million.  The Revolver is secured by substantially all of the assets of Concurrent.

On July 30, 2012, we entered into a Waiver and Second Modification (the “Modification”) to the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank.  The Modification permits us to make payments of quarterly cash dividends.  We may pay quarterly cash dividends, as approved by our board of directors from time to time, so long as an Event of Default does not exist at the time of declaration or payment of any such cash dividend and would not exist after giving effect to such cash dividend, provided such cash dividends do not exceed an aggregate of $3.0 million per fiscal year.

On July 2, 2012 our board of directors approved a $0.06 dividend per share of common stock, excluding treasury and restricted stock.  On July 31, 2012 we paid this dividend which amounted to $520,000 in total dividend payments.  We intend to pay a regular quarterly cash dividend on our common shares subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant.

At June 30, 2012, we had working capital (current assets less current liabilities) of $29.4 million, including cash and cash equivalents of approximately $29.6 million, and had no material commitments for capital expenditures.  At June 30, 2011, we had working capital of $30.3 million, including cash, cash equivalents, and short-term investments of approximately $33.3 million.  Based upon our existing cash balances and short-term investments, historical cash usage, available credit facility, and anticipated operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital, dividend payments and capital expenditure requirements for at least the next 12 months.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2012:

	Payments Due By Fiscal Year
	(Dollars in thousands)
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Operating leases	$5,761	$2,214	$3,098	$449	$-
Revolving line of credit - Interest and bank fees	63	50	13	-	-
Pension plan	2,808	220	514	595	1,479
Total	$8,632	$2,484	$3,625	$1,044	$1,479

Recently Issued Accounting Pronouncements

Adopted

The FASB issued Accounting Standards Update ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”).  ASU 2011-04 represents the converged guidance of the FASB and the IFRS Board (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011 (our third fiscal 2012 quarter ended March 31, 2012). These amendments did not have a significant impact on our financial position or results of operations.

Not yet adopted

The FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) (“ASU 2011-05”).  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  ASU 2011-05 also requires an entity to present on the face of the financial statement reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU 2011-05 should be applied retrospectively and is effective for public entities as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011 (our first fiscal 2013 quarter ended September 30, 2012). We have evaluated the impact of ASU 2011-05 and expect it will not have a significant impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.  The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which is effective for fiscal years and interim periods beginning after December 15, 2011(our first fiscal 2013 quarter ended September 30, 2012), with early adoption permitted.  We have evaluated the impact of ASU No. 2011-12 and expect it will not have a significant impact on our financial position or results of operations, other than presentation of comprehensive income.

Cautionary Statements Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this annual report may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, and new market growth, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, our sufficiency of cash.  These statements are based on beliefs and assumptions of our management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: delays or cancellations of customer orders; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; margins of video business to capture new business; fluctuations and timing of large video orders; doing business in the People’s Republic of China; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  the impact of reductions in force on our operations; rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of competition on the pricing of video solutions products; our ability to satisfy the financial covenants in the Revolver; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new video solutions; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macro-economic environment; continuing unevenness of the global economic recovery; privacy concerns over data collection; earthquakes, tsunamis, floods and other natural disasters in areas in which our customers and suppliers operate; and the availability of debt or equity financing to support our liquidity needs.

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

Changes in Internal Control

There were no significant changes to our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management has evaluated the effectiveness of its internal control over financial reporting as of June 30, 2012 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that Concurrent’s internal control over financial reporting is effective as of June 30, 2012.

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

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors” in the Registrant's Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on October 23, 2012 (“Registrant's 2011 Proxy Statement”).

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant's 2012 Proxy Statement.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors – Corporate Governance and Committees of the Board of Directors” in the Registrant’s 2012 Proxy Statement.

Item 11. Executive Compensation.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Compensation Discussion and Analysis” (Other than the Compensation Committee Report) and “Compensation of Directors” in the Registrant's 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions “Common Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in Registrant's 2012 Proxy Statement.

The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Registrant herein incorporates by reference in this Form 10-K certain information under the caption “Certain Relationships and Related Party Transactions” in Registrant’s 2012 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The registrant hereby incorporates by reference in this Form 10-K certain information under the caption “Principal Accountant Fees and Services” in Registrant’s 2012 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements Filed As Part Of This Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2012 and 2011

Consolidated Statements of Operations for each of the three years in the period ended June 30, 2012

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for each of the three years in the period ended June 30, 2012

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2012

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, is not applicable, material or required.

(3) Exhibits

Exhibit	Description of Document

3.1	--Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	--Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	--Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	--Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

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

10.21	--Second Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 2, 2010 (No. 000-13150)).

10.22	--Concurrent Computer Corporation 2011 Stock Incentive Plan (incorporated by reference to Annex I to the Registrant’s Proxy Statement dated September 12, 2011).

10.23
-- Board Representation and Standstill Agreement, dated July 23, 2012, among Concurrent Computer Corporation, Singer Children’s Management Trust, Lloyd I. Miller, III, Robert M. Pons, Dilip Singh and certain other parties (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 23, 2012 (No. 000-13150))..

10.24
-- Waiver and Second Modification to the Second Amended and Restated Loan and Security Agreement dated July 30, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 31, 2012 (No. 000-13150)).

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
Year Ended June 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Concurrent Computer Corporation:

We have audited the accompanying consolidated balance sheets of Concurrent Computer Corporation and subsidiaries (the "Company") as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Concurrent Computer Corporation and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
August 28, 2012

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$29,613	$27,814
Short-term investments	-	5,497
Accounts receivable, less allowance for doubtful accounts of $80 at June 30, 2012 and $82 at June 30, 2011	8,739	8,033
Inventories	3,683	3,847
Prepaid expenses and other current assets	2,129	1,888
Total current assets	44,164	47,079

Property, plant and equipment, net	3,966	4,754
Intangible - purchased technology, net	928	1,653
Intangible - customer relationships, net	739	912
Other long-term assets, net	1,076	1,588
Total assets	$50,873	$55,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,931	$7,534
Deferred revenue	8,850	9,266
Total current liabilities	14,781	16,800

Long-term liabilities:
Deferred revenue	2,788	3,655
Pension liability	2,541	2,164
Other	1,657	1,888
Total liabilities	21,767	24,507

Commitments and contingencies (Note 17)

Stockholders' equity:
Shares of series preferred stock, par value $.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $.01; 14,000,000 authorized; 8,700,789 and 8,481,643 issued and outstanding at June 30, 2012 and 2011, respectively	87	85
Capital in excess of par value	207,830	207,116
Accumulated deficit	(179,415)	(176,528)
Treasury stock, at cost; 37,788 shares at June 30, 2012 and 2011, respectively	(255)	(255)
Accumulated other comprehensive income	859	1,061
Total stockholders' equity	29,106	31,479

Total liabilities and stockholders' equity	$50,873	$55,986

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended June 30,
	2012	2011	2010
Revenues:
Product	$34,981	$41,287	$35,762
Service	25,316	25,513	24,659
Total revenues	60,297	66,800	60,421
Cost of sales:
Product	13,706	17,437	14,787
Service	11,854	11,966	9,234
Total cost of sales	25,560	29,403	24,021
Gross margin	34,737	37,397	36,400
Operating expenses:
Sales and marketing	16,257	17,346	15,540
Research and development	13,153	14,129	12,530
General and administrative	7,373	8,641	8,658
Total operating expenses	36,783	40,116	36,728
Operating loss	(2,046)	(2,719)	(328)

Interest income	110	140	45
Interest expense	(73)	(73)	(102)
Other expense, net	(227)	(57)	(233)

Loss before income taxes	(2,236)	(2,709)	(618)

Provision for income taxes	651	546	396
Net loss	(2,887)	(3,255)	(1,014)
Net loss per share
Basic	$(0.34)	$(0.39)	$(0.12)
Diluted	$(0.34)	$(0.39)	$(0.12)
Weighted average shares outstanding - basic	8,602	8,409	8,327
Weighted average shares outstanding - diluted	8,602	8,409	8,327

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY AND COMPREHENSIVE LOSS
(In thousands, except share amounts)
For each of the three years in the period ended June 30, 2012

					Accumulated
	Common Stock		Capital In		Other
		Par	Excess Of	Accumulated	Comprehensive	Treasury Stock
	Shares	Value	Par Value	Deficit	Income (Loss)	Shares	Cost	Total

Balance at June 30, 2009	8,321,916	$83	$205,222	$(172,259)	$737	(37,788)	$(255)	$33,528
Restricted stock	73,068	1	(1)					-
Share-based compensation expense		0	670					670
Other comprehensive income (loss), net of taxes:
Net loss				(1,014)				(1,014)
Foreign currency translation adjustment					444			444
Liquidation of foreign subsidiary					(134)			(134)
Adjustment in pensions					(13)			(13)
Total comprehensive loss								(717)
Balance at June 30, 2010	8,394,984	84	205,891	(173,273)	1,034	(37,788)	(255)	33,481
Restricted stock	86,659	1	(1)					-
Share-based compensation expense		0	1,226					1,226
Other comprehensive income (loss), net of taxes:
Net loss				(3,255)				(3,255)
Foreign currency translation adjustment					56			56
Unrealized gains/(loss) on investment					(2)			(2)
Adjustment in pensions					(27)			(27)
Total comprehensive loss								(3,228)
Balance at June 30, 2011	8,481,643	85	207,116	(176,528)	1,061	(37,788)	(255)	31,479
Restricted stock	219,146	2	(2)					-
Share-based compensation expense		0	716					716
Other comprehensive income (loss), net of taxes:
Net loss				(2,887)				(2,887)
Foreign currency translation adjustment					379			379
Unrealized gains on investment					2			2
Adjustment in pensions					(583)			(583)
Total comprehensive loss								(3,089)
Balance at June 30, 2012	8,700,789	$87	$207,830	$(179,415)	$859	(37,788)	$(255)	$29,106

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2012	2011	2010

Cash flows provided by (used in) operating activities:
Net loss	$(2,887)	$(3,255)	$(1,014)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,714	3,351	2,950
Share-based compensation	716	1,226	670
Non-cash accretion expense	93	36	34
Other non-cash expenses	241	(414)	510
Decrease (increase) in assets:
Accounts receivable	(708)	6,161	352
Inventories	(25)	546	(1,628)
Prepaid expenses and other current assets, net	(146)	31	(192)
Other long-term assets, net	499	452	(1,301)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses, net	(1,649)	(2,550)	(597)
Deferred revenue	(1,283)	(2,522)	6,532
Long-term liabilities, net	(140)	442	221
Net cash (used in) provided by operating activities	(1,575)	3,504	6,537

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(1,977)	(1,956)	(3,123)
Proceeds from sale or maturity of short-term investments	7,634	1,500	-
Purchase of short-term investments	(2,226)	(6,997)	-
Net cash provided by (used in) investing activities	3,431	(7,453)	(3,123)

Cash flows used in financing activities:
Repayment of long-term loan	-	-	(949)
Net cash used in financing activities	-	-	(949)

Effect of exchange rates on cash and cash equivalents	(57)	399	(211)

Increase (decrease) in cash and cash equivalents	1,799	(3,550)	2,254
Cash and cash equivalents - beginning of year	27,814	31,364	29,110
Cash and cash equivalents - end of year	$29,613	$27,814	$31,364

Cash paid during the period for:
Interest	$28	$29	$55
Income taxes (net of refunds)	$908	$340	$796

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview of the Business

We provide software, hardware and professional services for the video market and the high-performance, real-time market.  Our business is comprised of two segments for financial reporting purposes, products and services, which we provide for each of these markets.

Our video solutions consist of software, hardware, and services for intelligently streaming video and collecting and analyzing media data.  Our video solutions and services are deployed by video service providers for distribution of video to consumers and collection of media data intelligence to manage their video business and operations.

Our real-time products consist of real-time Linux® operating system versions, development tools and other system software combined, in most cases, with computer platforms and services.  These products are sold to a wide variety of companies seeking high-performance, real-time computer solutions in the military, aerospace, financial and automotive markets around the world.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Concurrent and all wholly-owned domestic and foreign subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

Smaller Reporting Company

We meet the Securities and Exchange Commission’s (“SEC’s”) definition of a “Smaller Reporting Company”,  and therefore qualify for the SEC’s scaled disclosure requirements for smaller reporting companies.

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

Gains (losses) on foreign currency transactions of $(116,000), $129,000, and $(185,000) for the years ended June 30, 2012, 2011 and 2010, respectively, are included in “Other expense, net” in the Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash balances and short-term investments with original maturities of 90 days or less at the date of purchase are considered cash equivalents.  Cash equivalents are stated at cost plus accrued interest, which approximates market value, and represent cash and cash invested in money market funds, commercial paper and corporate bonds.

Short-Term Investments

Short-term investments in commercial paper and corporate bonds with original maturities of between 90 days and 1 year.  Our short-term investments are classified as available-for-sale and are reported at fair value.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.  We reduce the recorded value of excess and obsolete inventory to its market value based upon historical and anticipated usage.

Property, Plant, and Equipment

Property, plant and equipment are stated at acquired cost less accumulated depreciation.  Depreciation is provided on a straight-line basis over the estimated useful lives of assets ranging from one to seven years.  Leasehold improvements are amortized over the shorter of the useful lives of the improvements or the terms of the related lease.  Gains and losses resulting from the disposition of property, plant and equipment are included in operations.  Expenditures for repairs and maintenance are charged to operations as incurred and expenditures for major renewals and betterments are capitalized.

Revenue Recognition Policy

We generate revenue from the sale of products and services. We commence revenue recognition when all of the following conditions are met:

•	persuasive evidence of an arrangement exists,
•	the system has been shipped or the services have been performed,
•	the fee is fixed or determinable, and
•	collection of the fee is reasonably assured.

 Our standard multiple-element contractual arrangements with our customers generally include the delivery of systems with multiple components of hardware and software, certain professional services that involve installation and consulting, and ongoing software and hardware maintenance.  Product revenue is recognized when the product is delivered.  Professional services that are of a consultative nature may take place prior to, or after, delivery of the system, and installation services typically occur within 90 days after delivery of the system.  Professional services revenue is typically recognized as the service is performed.  Initial warranty begins after delivery of the system and typically is provided for one to two years after delivery. Maintenance revenue, when applicable, will be recognized ratably over the maintenance period. Our product sales are predominantly system sales whereby software and equipment function together to deliver the essential functionality of the combined product.  Upon our adoption of Accounting Standards Update (“ASU”) 2009-14 on July 1, 2010, we determined sales of these systems were  typically outside of the scope of the software revenue guidance in Topic 985 (previously included in Statement of Position (“SOP”) 97-2) and should be accounted for under ASU 2009-13.

Our sales model for MDI products includes the option for customers to purchase: (1) a perpetual license with maintenance; (2) a term license with maintenance and managed services; or (3) software as a service.  Professional services attributable to implementation of our media data intelligence products or managed services are essential to the customers’ use of these products and services.  We defer commencement of revenue recognition for the entire arrangement until we have delivered the essential professional services or have made a determination that the remaining professional services are no longer essential to the customer.  We recognize revenue for managed service arrangements and software-as-a-service arrangements once we commence providing the managed or software services and recognize the service revenue ratably over the term of the various customer contracts.  In circumstances whereby we sell a term license and managed services, we commence revenue recognition after both the software and service are made available to the customer and recognize the revenue from the entire arrangement ratably over the longer of the term license or managed service period.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

 In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for multiple-element revenue arrangements under ASU 2009-13 to:

•	provide updated guidance on whether multiple deliverables exist, how the elements in an arrangement should be separated, and how the consideration should be allocated;

•
require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of each element if a vendor does not have Vendor-Specific Objective Evidence (“VSOE”) or Third-Party Evidence (“TPE”); and

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

As a result of the adoption of ASU 2009-13, we allocate revenue to each element in an arrangement based on the following selling price hierarchy: the selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available. We have typically been able to establish VSOE of fair value for our maintenance and services. We determine VSOE of fair value for professional services and maintenance by examining the population of selling prices for the same or similar services when sold separately, and determining that the pricing population for each VSOE classification is within a very narrow range of the median selling price.  For each element, we evaluate at least annually whether or not we have maintained VSOE of fair value based on our review of the actual selling price of each element over the previous 12 month period.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

Defined Benefit Pension Plan

We maintain a defined benefit pension plan (the “Pension Plan”) for certain current and a number of former employees of our German subsidiary.  The Pension Plan provides benefits to be paid to all eligible employees at retirement based primarily on years of service with Concurrent and compensation rates in effect near retirement. Our policy is to fund benefits attributed to employees’ services to date as well as service expected to be earned in the future.  The determination of our Pension Plan benefit obligation and expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts.  Those assumptions include, among others, the weighted average discount rate, the weighted average expected rate of return on plan assets and the weighted average rate of compensation increase.  To the extent that these assumptions change, our future benefit obligation and net periodic pension expense may be positively or negatively impacted.

Capitalized Software

We account for software development costs in accordance with ASC 985-20.  Under ASC 985-20, the costs associated with software development are required to be capitalized after technological feasibility has been established.  We cease capitalization upon the achievement of customer availability.  Costs incurred by us between technological feasibility and the point at which the products are ready for market are generally insignificant and as a result we had minimal internal software development costs capitalized at June 30, 2012 and 2011.  We have not incurred costs related to the development of internal use software.

Research and Development

Research and development expenditures are expensed as incurred.

Basic and Diluted Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net loss by the weighted average number of common shares outstanding during each year.  Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Common share equivalents of 502,000, 901,000, and 904,000 for the years ended June 30, 2012, 2011 and 2010 were excluded from the calculation as their effect was anti-dilutive.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share for the periods indicated:

	Year Ended June 30,
(Dollars and share data in thousands, except per share amounts)	2012	2011	2010

Basic and diluted earnings per share (“EPS”) calculation:
Net loss	$(2,887)	$(3,255)	$(1,014)

Basic weighted average number of shares outstanding	8,602	8,409	8,327
Effect of dilutive securities:
Employee stock options	-	-	-
Restricted shares	-	-	-
Diluted weighted average number of shares outstanding	8,602	8,409	8,327

Basic EPS	$(0.34)	$(0.39)	$(0.12)

Diluted EPS	$(0.34)	$(0.39)	$(0.12)

Valuation of Long-Lived Assets

We evaluate the recoverability of long-lived assets, other than indefinite lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and fair value based on discounted cash flows.  As a result of these evaluations, we have not recorded any impairment losses related to long-lived assets, for any of the years ending June 30, 2012, 2011 and 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

During our fiscal year ended June 30, 2012, we liquidated our $7.6 million balance of short-term investments and returned the proceeds to cash, as the yield on these investments in the current market did not justify the costs of maintaining the investment accounts and the costs of fair value audit and disclosure required for these investments.  We have money market funds that are highly liquid and have a maturity of three months or less, and as such are considered cash equivalents.

As of June 30, 2011 and during part of the twelve months ended June 30, 2012, our investment portfolio consisted of money market funds, commercial paper, agency bonds, and corporate bonds.  Our investment portfolio had an average maturity of three months or less and no investments within the portfolio had an original maturity of one year or more.  All highly liquid investments with an original maturity of three months or less when purchased were considered to be cash equivalents.  All cash equivalents are carried at cost, which approximates fair value.  All investments with original maturities of more than three months were classified as short-term investments.  Our marketable securities were classified as available-for-sale and reported at fair value.  Unrealized gains and losses, net of tax, were reported in stockholders’ equity as a component of accumulated other comprehensive income or loss.  Interest on securities was recorded in interest income.  Any realized gains or losses have been shown in the accompanying consolidated statements of operations in other income or expense.  We provide fair value measurement disclosures of our available-for-sale securities in accordance with one of three levels of fair value measurement.  Our Level 1 securities are measured using direct quotes from active markets.  Level 2 securities are valued by a third party pricing provider that develops the valuation based on either quoted prices in inactive markets or utilizes quoted prices for similar debt in active markets.  Management has obtained an understanding of the valuation methodology, inputs, and reviews valuations provided by third parties for reasonableness.

As of June 30, 2012 and June 30, 2011, we did not have an outstanding balance on our bank line of credit.  The average outstanding balance on our bank line of credit for the twelve months ended June 30, 2012 was zero.

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2012 are as follows (in thousands):

	As of	Quoted Prices in	Observable	Unobservable
	June 30, 2012	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Cash	$19,591	$19,591	$-	$-
Money market funds	10,022	10,022	-	-
Cash and cash equivalents	$29,613	$29,613	$-	$-

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2011 were as follows (in thousands):

	As of	Quoted Prices in	Observable	Unobservable
	June 30, 2011	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Cash	$22,991	$22,991	$-	$-
Money market funds	4,221	4,221	-	-
Commercial paper	300	-	300	-
Corporate bonds	302	-	302	-
Cash and cash equivalents	27,814	27,212	602	-
Commercial paper	2,099	-	2,099	-
Corporate bonds	3,398	-	3,398	-
Short-term investments	5,497	-	5,497	-

	$33,311	$27,212	$6,099	$-

The following is a summary of available-for-sale securities as of June 30, 2011 (in thousands):

		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Commercial paper	$2,399	$-	$-	$2,399
Corporate bonds	3,702	-	(2)	3,700

Total marketable securities	$6,101	$-	$(2)	$6,099

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

Refer to Note 11 for assumptions used in calculation of fair value.  As of June 30, 2012, total compensation costs related to unvested options and restricted stock not yet expensed was approximately $1,010,000.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

Adopted

The FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) (“ASU 2011-04”).  ASU 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011 (our third fiscal 2012 quarter ended March 31, 2012). These amendments did not have a significant impact on our financial position or results of operations.

Not yet adopted

The FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) (“ASU 2011-05”).  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  ASU 2011-05 also requires an entity to present on the face of the financial statement reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU 2011-05 should be applied retrospectively and is effective for public entities as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011 (our first fiscal 2013 quarter ended September 30, 2012). We have evaluated the impact of ASU 2011-05 and expect it will not have a significant impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.  The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which is effective for fiscal years and interim periods beginning after December 15, 2011 (our first fiscal 2013 quarter ended September 30, 2012), with early adoption permitted.  We have evaluated the impact of ASU No. 2011-12 and expect it will not have a significant impact on our financial position or results of operations, other than presentation of comprehensive income.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

4.	Inventories

Inventories consist of the following:

	June 30,
	2012	2011
	(Dollars in thousands)
Raw materials	$2,736	$2,238
Work-in-process	309	277
Finished goods	638	1,332
	$3,683	$3,847

5.	Property, Plant and Equipment, net

Property, plant, and equipment consist of the following:

	June 30,
	2012	2011
	(Dollars in thousands)
Leasehold improvements	$2,702	$2,617
Machinery, equipment and customer support spares	17,226	16,206
	19,928	18,823
Less: Accumulated depreciation	(15,962)	(14,069)
	$3,966	$4,754

For the years ended June 30, 2012, 2011 and 2010, depreciation expense for property, plant and equipment amounted to $2,811,000, $2,452,000, and $1,990,000, respectively.

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

Asset retirement obligation, June 30, 2011	$514
Accretion of asset retirement obligation	4
Costs incurred to restore vacated office space	(14)
Impact of foreign exchange rates	(2)
Asset retirement obligation, June 30, 2012	$502

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

6.	Intangibles

Intangible assets consist of the following (in thousands):

	Weighted Average
	Remaining	June 30,	June 30,
	Useful Life	2012	2011
Cost of amortizable intangibles:
Purchased technology	2.3 years	$7,700	$7,700
Customer relationships	4.3 years	1,900	1,900
Patents	11.75 years	78	47
Total cost of intangibles		9,678	9,647
Less accumulated amortization:
Purchased technology		(6,772)	(6,047)
Customer relationships		(1,161)	(988)
Patents		(7)	(1)
Total accumulated amortization		(7,940)	(7,036)

Total intangible assets, net		$1,738	$2,611

We recorded $904,000, $899,000, and $960,000 of amortization expense during each of the years ended June 30, 2012, 2011 and 2010, respectively.  The estimated amortization expense related to intangible assets for the next five fiscal years is (in thousands):

Fiscal year:
2013	$904
2014	381
2015	179
2016	179
2017	54
$1,697

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,
	2012	2011
	(Dollars in thousands)

Accounts payable, trade	$1,277	$1,866
Accrued payroll, vacation and other employee expenses	2,854	4,102
Warranty accrual	181	160
Other accrued expenses	1,619	1,406
	$5,931	$7,534

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

8.	Income Taxes

Concurrent and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 1997.

The domestic and foreign components of loss before provision for income taxes are as follows:

	Year ended June 30,
	2012	2011	2010
	(Dollars in thousands)

United States	$(2,406)	$(1,541)	$575
Foreign	170	(1,168)	(1,193)
	$(2,236)	$(2,709)	$(618)

The components of the provision for income taxes are as follows:

	Year ended June 30,
	2012	2011	2010
	(Dollars in thousands)
Current:
Federal	$20	$42	$68
State	(11)	(2)	(10)
Foreign	707	678	349
Total	716	718	407

Deferred:
Federal	-	-	-
State	-	-	-
Foreign	(65)	(172)	(11)
Total	(65)	(172)	(11)

Total	$651	$546	$396

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

A reconciliation of the income tax expense (benefit) computed using the federal statutory income tax rate to our provision for income taxes is as follows:

	Year ended June 30,
	2012	2011	2010
	(Dollars in thousands)

Loss before provision for income taxes	$(2,236)	$(2,709)	$(618)
Provision (benefit) at Federal statutory rate	(760)	(921)	(210)
Change in valuation allowance	452	(5,386)	391
Permanent differences	82	6	302
Net operating loss expiration	700	5,782	1,760
Change in state tax rates	-	-	(2,211)
Change in foreign tax rates	49	310	-
Change in uncertain tax positions	(313)	358	15
UK refundable research and development tax credits	281	(429)	-
Foreign rate differential	175	618	183
Other	(15)	208	166
Provision for income taxes	$651	$546	$396

As of June 30, 2012 and 2011, our deferred tax assets and liabilities were comprised of the following:

	June 30,
	2012	2011
	(Dollars in thousands)
Deferred tax assets related to:
U.S. and foreign net operating loss carryforwards	$50,808	$51,036
Book and tax basis differences for property and equipment	27	-
Bad debt, warranty and inventory reserves	861	963
Accrued compensation	1,049	1,168
Deferred revenue	1,211	1,450
U.S. Federal tax credits	347	343
Stock compensation	459	513
Other	1,086	1,083
Deferred tax assets	55,848	56,556
Valuation allowance	(54,340)	(54,792)
Total deferred tax assets	1,508	1,764

Deferred tax liabilities related to:
Acquired intangibles	575	903
Book and tax basis differences for property and equipment	-	15
Total deferred tax liability	575	918

Deferred income taxes, net	$933	$846

The net deferred income tax asset of $933,000 is comprised of $765,000 of current deferred tax assets, net, and $168,000 of non-current deferred tax assets, net.  As of June 30, 2012, we have U.S. Federal net operating loss carryforwards of approximately $116,808,000 for income tax purposes, of which $18,623,000 expire in fiscal year 2013, and the remainder expires at various dates through 2032.  We completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code on our ability to utilize these net operating losses.  The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2012.  Therefore, the U.S. Federal net operating losses will not be subject to limitation under Section 382.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

As of June 30, 2012, we have state net operating loss carryforwards of approximately $64,125,000 and foreign net operating loss carryforwards of approximately $30,964,000.  The state net operating losses expire between fiscal year 2012 and fiscal year 2032.  The foreign net operating loss carryforwards expire according to the rules of each country, and with the exception of Spain, all have an indefinite carryforward period.  Spanish net operating loss carryforwards will expire between fiscal year 2013 through fiscal year 2030.  We have fully offset deferred tax assets related to both state and foreign net operating losses with a valuation allowance.  We also have an alternative minimum tax credit for federal purposes of $207,000, which has an indefinite life, and a research and development credit carryforward for federal purposes of $140,000, which has a carryforward period of 20 years and will expire in fiscal years 2025 and 2026.

Of the $116,808,000 of aforementioned U.S. Federal Tax net operating loss carryforwards, $11,000,000 represents acquired net operating losses from the Everstream acquisition.  We also acquired $254,000 in research and development credits in this transaction.  The benefits associated with these Everstream losses and tax credits will likely be limited under Sections 382 and 383 of the Internal Revenue Code as of the date of acquisition.  We have fully offset the deferred tax assets related to these losses and credits with a valuation allowance.

Deferred income taxes have not been provided for undistributed earnings of foreign subsidiaries because of our intent to reinvest them indefinitely in active foreign operations.  Because of the availability of significant U.S. net operating losses, it is not practicable to determine the U.S. income tax liability that would be payable if such earnings were repatriated.  Deferred taxes are provided for the earnings of foreign subsidiaries when it becomes evident that we do not plan to permanently reinvest the earnings into active foreign operations.  As of June 30, 2012, $2,148,000 of the $29,613,000 (on the consolidated balance sheet) of cash and cash equivalents was held by foreign subsidiaries.  As of June 30, 2012, we have both the intent and the ability to permanently reinvest our foreign earnings in our foreign subsidiaries

The valuation allowances for deferred tax assets as of June 30, 2012 and 2011 were approximately $54,340,000 and $54,792,000, respectively.  The change in the valuation allowance for the year ended June 30, 2012 was a decrease of approximately $452,000.  This change consisted of a $1,118,000 increase due to the creation of deferred tax assets during fiscal year 2012, a $696,000 decrease due to expiration and true-ups of domestic net operating loss carryforwards, and an $18,000 increase due to miscellaneous true-ups of prior year deferred tax amounts.  Additionally, there was an $892,000 decrease due to exchange rate changes and the effect of unrealized gains/losses, the effect of which was a component of equity.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):
Balance at July 1, 2010	$154
Additions based on tax positions related to the current year	339
Additions for tax positions of prior years	-
Reductions for tax positions for prior year	-
Reductions for lapse in statute of limitations	-
Settlements	-
Balance at June 30, 2011	493
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions for prior year	(339)
Reductions for lapse in statute of limitations	-
Settlements	-
Balance at June 30, 2012	$154

The amount of gross tax effected unrecognized tax benefits as of June 30, 2012 was approximately $154,000 of which all, if recognized, would affect the effective tax rate.  During the fiscal year ended June 30, 2012, we recognized approximately $15,000 of interest and less than $1,000 of penalties.  We had approximately $199,000 and $184,000 of accrued interest at June 30, 2012 and 2011, respectively.  We had approximately $88,000 of accrued penalties as of both June 30, 2012 and 2011.  We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.  We believe that the amount of uncertain tax positions will not change by a significant amount within the next twelve months.

9.	Pensions and Other Postretirement Benefits

We maintain a retirement savings plan (the “Plan”), available to U.S. employees, that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code.  The Company suspended employer matching as of August 18, 2009.    We made discretionary matching contributions up to 50% of the first 5% of eligible employees’ contributions for the first two months of fiscal year 2010 that totaled $68,000.  Additionally, the Board of Directors approved a one-time profit sharing contribution of $245,000 to be distributed pro-rata based on salary to plan participants in fiscal year 2010.  The one-time contribution was part of our second half bonus pool for fiscal year 2010.

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our UK based employees.  The Stakeholder Plan provides for discretionary matching contributions of between 4% and 7% of the employee’s salary.  For fiscal years 2012, 2011 and 2010, we made total contributions to the Stakeholder Plan of $63,000, $70,000 and $73,000, respectively.

As of June 30, 2012, we maintained defined benefit pension plans covering certain current and former employees in Germany.  The measurement date used to determine fiscal 2012 and 2011 benefit information for the plans was June 30, 2012 and 2011, respectively.  Our German defined benefit plans have been closed to new employees since 1998 and no employees have been added to the plan since this time.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

A reconciliation of the changes in the plans’ benefit obligations and fair value of plan assets over the two-year period ended June 30, 2012, and a statement of the funded status at June 30, 2012 for these years for our pension plans is as follows:

Obligations and Funded Status

	June 30,
	2012	2011
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$4,768	$4,090
Service cost	13	15
Interest cost	221	223
Actuarial (gain) loss	524	(70)
Foreign currency exchange rate change	(641)	733
Benefits paid	(233)	(223)
Benefit obligation at end of year	$4,652	$4,768

Change in plan assets:
Fair value of plan assets at beginning of year	$2,587	$2,338
Actual return on plan assets	30	9
Employer contributions	34	38
Benefits paid	(217)	(207)
Foreign currency exchange rate change	(337)	409
Fair value of plan assets at end of year	$2,097	$2,587

Funded status at end of year	$(2,555)	$(2,181)

Amounts Recognized in the Consolidated Balance Sheets

	June 30,
	2012	2011
	(Dollars in thousands)
Pension liability - current liabilities	$(14)	$(17)
Pension liability - noncurrent liabilities	(2,541)	(2,164)
	$(2,555)	$(2,181)

Items not yet recognized as a component of net periodic pension cost (dollars in thousands):

	June 30,
	2012	2011
Net loss	$583	$-
Net transition cost	-	-
	$583	$-

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	June 30,
	2012	2011
	(Dollars in thousands)

Projected benefit obligation	$4,652	$4,768
Accumulated benefit obligation	4,652	4,763
Fair value of plan assets	2,097	2,587

The following tables provide the components of net periodic pension cost recognized in earnings for the fiscal years ended June 30, 2012, 2011 and 2010:

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Year ended June 30,
	2012	2011	2010
	(Dollars in thousands)
Net Periodic Benefit Cost
Service cost	$13	$15	$16
Interest cost	221	223	267
Expected return on plan assets	(93)	(101)	(111)
Amortization of unrecognized net transition obligation (asset)	(1)	(1)	4
Net periodic benefit cost	$140	$136	$176

We estimate that $8,000 of the net loss for the defined benefit pension plans will be amortized from accumulated other comprehensive income into net period benefit cost over the next fiscal year.

Assumptions

The following table sets forth the assumptions used to determine benefit obligations:

	June 30,
	2012	2011
Discount rate	4.00%	5.10%
Expected return on plan assets	3.50%	4.00%
Compensation increase rate	0.00%	1.00%

The following table sets forth the assumptions used to determine net periodic benefit cost:

	Year Ended June 30,
	2012	2011	2010
Discount rate	5.10%	5.00%	6.01%
Expected return on plan assets	4.00%	4.00%	4.30%
Compensation increase rate	1.00%	0.00%	2.00%

On an annual basis, we adjust the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Plan Assets

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value, as well as the percentage of total plan assets for each category at June 30, 2012:

					Percentage of
				Total	Plan Assets
	Level 1	Level 2	Level 3	Assets	2012
Asset Category:
Cash and cash equivalents	$49	$-	$-	$49	2.3%
Equity securities	453	-	-	453	21.6%
Debt securities	755	-	-	755	36.0%
Cash surrender value insurance contracts	-	819	-	819	39.1%
Other	21	-	-	21	1.0%
Totals	$1,278	$819	$-	$2,097	100.0%

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value, as well as the percentage of total plan assets for each category at June 30, 2011:

					Percentage of
				Total	Plan Assets
	Level 1	Level 2	Level 3	Assets	2011
Asset Category:
Cash and cash equivalents	$9	$-	$-	$9	0.3%
Equity securities	570	-	-	570	22.0%
Debt securities	868	-	-	868	33.6%
Cash surrender value insurance contracts	-	1,113	-	1,113	43.0%
Other	27	-	-	27	1.0%
Totals	$1,474	$1,113	$-	$2,587	100.0%

Pension assets utilizing Level 1 inputs include fair values of equity investments, debt securities and related dividends that were determined by closing prices for those securities traded on national stock exchanges.   All cash equivalents are carried at cost, which approximates fair value.  Level 2 assets include cash surrender life insurance contracts that are valued based on contractually stated settlement value.  In estimating the expected return on plan assets, we consider past performance and future expectations for the fund.  Plan assets are heavily weighted toward equity investments that yield consistent, dependable dividends.

Our investment strategy with respect to pension assets is to invest the assets in accordance with applicable laws and regulations.  The long-term primary objectives for our pension assets are to:  (1) provide for a reasonable amount of long-term growth of capital, with prudent exposure to risk and protect the assets from erosion of purchasing power; (2) provide investment results that meet or exceed the plans’ actuarially assumed long-term rate of return; and (3) match the duration of the liabilities and assets of the plans to reduce the potential risk of large employer contributions being necessary in the future.

Contributions

We expect to contribute $30,000 to our defined benefit pension plans in fiscal year 2013.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Estimated future benefit payments

The benefit payments, which reflect expected future service, as appropriate, are expected to be paid (dollars in thousands) for each of the following years:

Pension
Benefits
2013	$220
2014	242
2015	272
2016	297
2017	298
2018 - 2022	1,479

10.	Segment Information

We operate in two segments, products and services, as disclosed within our condensed consolidated Statements of Operations.  We evaluate segment results using revenues and gross margin as the performance measures.  Such information is shown on the face of the accompanying statements of operations.  We do not identify assets on a segment basis.  Effective as of our interim period ended March 31, 2012 we attribute revenues to individual countries and geographic areas based upon location of our customers.  Previously, we attributed revenues to individual countries based upon the location of our selling subsidiary.  We have recast the corresponding information for earlier periods, including interim periods, to report revenue to individual countries based upon the location of our customers.

A summary of our revenue by geographic area is as follows (in thousands):

	Year ended June 30,
	2012	2011	2010
United States	$30,204	$39,994	$39,648
Other North America	4,393	5,656	4,856
Total North America	34,597	45,650	44,504

Japan	17,015	12,430	7,685
Other Asia Pacific countries	2,366	2,888	2,062
Total Asia Pacific	19,381	15,318	9,747

Europe	6,221	5,832	6,011

South America	98	-	159

Total revenue	$60,297	$66,800	$60,421

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

	June 30,
	2012	2011
	(Dollars in thousands)
Long lived assets:
United States	$3,309	$4,393
Europe	491	462
Japan	1,089	1,376
Asia/Pacific - other	82	65
Total	$4,971	$6,296

11.	Share-Based Compensation

We have Stock Incentive Plans providing for the grant of incentive stock options to employees and non-qualified stock options to employees and directors.  The Compensation Committee of the Board of Directors (“Compensation Committee”) administers the Stock Option Plans.  Under the plans, the Compensation Committee may award stock options and shares of Common Stock on a restricted basis.  The plans also specifically provide for stock appreciation rights and authorize the Compensation Committee to provide, either at the time of the grant of an option or otherwise, that the option may be cashed out upon terms and conditions to be determined by the Committee or the Board.

Option awards are granted with an exercise price equal to the market price of our stock at the date of grant.  We recognize stock compensation expense in accordance with ASC 718-10 over the requisite service period of the individual grantees, which generally equals the vesting period.  All of our stock compensation is accounted for as equity instruments.

Our 2011 Stock Incentive Plan became effective November 1, 2011 and replaced the 2001 Stock Option Plan that expired on October 31, 2011.  As of November 1, 2011 there were no shares of Common Stock available for future grant under the 2001 Stock Option Plan.  The 2011 Stock Incentive Plan terminates on October 31, 2021.  Stockholders have authorized the issuance of up to 500,000 shares under this plan, and at June 30, 2012, there were 445,000 shares available for future grants.

We recorded share-based compensation related to issuance of stock options and restricted stock to employees, board members, and non-employees, as follows (amounts in thousands of dollars):

	Year Ended June 30,
	2012	2011	2010
Share-based compensation expense included in the
Statement of Operations:
Cost of sales	$55	$50	$23
Sales and marketing	133	286	97
Research and development	102	171	92
General and administrative	426	719	458
Total	716	1,226	670
Tax benefit	-	-	-
Share-based compensation expense, net of taxes	$716	$1,226	$670

We use the Black-Scholes valuation model to estimate the fair value of each option award on: 1) the date of  grant for grants to employees, and 2) each reporting period-end date for grants to non-employees, until the non- employee shares have vested, at which point the vest date becomes the final measurement date for non-employee grants.  We did not grant any stock options in fiscal years 2012, 2011 and 2010, and there were no unvested options granted to non-employees as of June 30, 2012.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Based on historical experience of restricted stock and option pre-vesting cancellations, we estimated an annualized forfeiture rate of 9.00% for unvested restricted stock awards and stock options outstanding as of June 30, 2012.  We estimated a 5.75% forfeiture rate for restricted stock awards and stock options outstanding as of June 30, 2011.  We update our expectation of forfeiture rates quarterly and under the true-up provisions of ASC 718-10, we will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

A summary of option activity under the plans as of June 30, 2012, and changes during the year is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value

Outstanding as of July 1, 2011	309,425	$25.22
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(53,659)	$75.61
Outstanding as of June 30, 2012	255,766	$14.65	4.45	$-
Vested or expected to vest at June 30, 2012	255,766	$14.65	4.45	$-
Exercisable at June 30, 2012	250,766	$14.81	4.42	$-

The following table summarizes information about stock options outstanding and exercisable at June 30, 2012:

	Outstanding Options			Options Exercisable
	Weighted
	Average		Weighted		Weighted
Range of	Remaining		Average		Average
Exercise	Contractual	June 30,	Exercise	June 30,	Exercise
Prices	Life (Years)	2012	Price	2012	Price

$6.40 - $ 6.40	6.09	20,000	$6.40	15,000	$6.40
$7.30 - $ 7.30	5.81	60,000	$7.30	60,000	$7.30
$11.60 - $13.50	4.39	48,829	$13.31	48,829	$13.31
$14.00 - $14.00	4.99	56,843	$14.00	56,843	$14.00
$15.20 - $49.40	2.42	70,094	$24.75	70,094	$24.75
$6.40 - $49.40	4.45	255,766	$14.65	250,766	$14.81

The total intrinsic value of options both outstanding and exercisable was $0 for each of the fiscal years ended June 30, 2012, 2011 and 2010, respectively.  Total compensation cost of options granted but not yet vested as of June 30, 2012 is $2,000, which is expected to be recognized over the weighted average period of one month.  We generally issue new shares to satisfy option exercises.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

We have not received any cash from option exercises under all share-based payment arrangements for the fiscal years ended June 30, 2012, 2011 and 2010.

During fiscal year 2012, we issued 94,000 shares of restricted stock to employees and board members that vest over either a three or four year service period.  Vesting is based solely on a service condition, and restrictions generally release ratably over the service period.  A summary of the activity of our service condition restricted shares during our fiscal year 2012 is presented below:

		Weighted-
		Average
		Grant-Date
Restricted Stock Awards	Shares	Fair-Value

Non-vested at July 1, 2011	330,644	$5.05
Granted	94,000	4.79
Vested	(118,129)	4.92
Forfeited	(60,449)	5.37
Non-vested at June 30, 2012	246,066	$4.94

During fiscal years 2009, 2010 and 2011, we issued performance-based restricted shares to senior and executive management and board members that will be released only if either company performance criteria or market condition criteria are achieved over a three year performance period.  The performance criteria are determined each year and require us to achieve certain annual revenue and operating income goals.  To the extent that these annual goals are met, a portion of the shares will vest and be released. The market condition requires our stock to reach a certain closing share price at the end of three years. Provided that the market condition is met, any remaining shares that did not vest based on the performance condition will become fully vested at the end of the three years.  During fiscal year 2012 we released restrictions on 101,017 performance-based restricted shares, respectively, for certain shares granted to executive management and the board of directors that were eligible for release due to our achievement of performance criteria related to our fiscal 2011 financial results.  We cancelled 132,184 performance-based restricted shares during fiscal year 2012 for restricted shares granted to executive management and board members that were either forfeited or expired during the period primarily because neither the performance criteria for our fiscal 2009, 2010 and 2011 financial results, nor the market condition (achievement of certain share price) were met.  The weighted average grant-date fair-value for our performance shares was based upon a Geometric Brownian Motion model and Monte Carlo simulation.  A summary of the activity of our performance based restricted shares during fiscal year 2012, is presented below:

		Weighted-
		Average
		Grant-Date
Performance Stock Awards	Shares	Fair-Value

Non-vested at July 1, 2011	452,055	$2.09
Granted	-	-
Vested	(101,017)	1.96
Forfeited	(132,184)	2.11
Non-vested at June 30, 2012	218,854	$2.25

Total compensation cost of restricted stock awards issued, but not yet vested as of June 30, 2012 is $1,010,000, which is expected to be recognized over the weighted average period of 1.42 years.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

12.	Warrants

In May 2007, we issued 1,120,000 shares of Common Stock and warrants in a private placement of public equity.  The warrants were exercisable into 280,000 shares of Common Stock at an exercise price of $16.20 per share, which were exercisable as of the date of issuance and expired five years after the date of issuance, in May 2012.  There are no remaining warrants available for exercise for our Common Stock as of June 30, 2012.

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

The interest rate on the Revolver was 4% as of June 30, 2012. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of June 30, 2012, $10,000,000 was available to us under the Revolver.  As of June 30, 2012, $0 was drawn under the Revolver, and we did not draw against the Revolver during fiscal year 2012.

Under the Revolver, we are obligated to maintain a consolidated tangible net worth of at least $12,530,000 as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs, and a consolidated quick ratio of at least 1.25 to 1.00.  As of June 30, 2012, we were in compliance with these covenants as our adjusted quick ratio was 6.47 to 1.00 and our tangible net worth was $27,368,000.  The Revolver is secured by substantially all of the assets of the company.

On July 30, 2012, we entered into a Waiver and Second Modification (the “Modification”) to the Second Amended and Restated Loan and Security Agreement with Silicon Valley Bank.  The Modification permits us to make payments of quarterly cash dividends.  We may pay quarterly cash dividends, as approved by our board of directors from time to time, so long as an Event of Default does not exist at the time of declaration or payment of any such cash dividend and would not exist after giving effect to such cash dividend, provided such cash dividends do not exceed an aggregate of $3,000,000 per fiscal year.

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

Intercompany transfers between geographic areas are accounted for at prices similar to those available to comparable unaffiliated customers.  Sales to unaffiliated customers outside the United States were $30,093,000, $26,806,000 and $20,773,000 for the years ended June 30, 2012, 2011 and 2010, respectively, which amounts represented 50%, 40% and 34% of total sales for the respective fiscal years.

Sales to the U.S. government, prime contractors and agencies of the U.S. government amounted to approximately $8,060,000, $11,878,000 and $13,639,000 for the years ended June 30, 2012, 2011 and 2010, respectively, which amounts represented 13%, 18% and 23%, respectively, of total sales for each of the fiscal years.

In addition, the following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for any one of the indicated periods:

	Year ended June 30,
	2012	2011	2010
Customer A	20%	11%	<10%
Customer B	<10%	11%	<10%
Customer C	<10%	<10%	20%
Customer D	<10%	<10%	11%

We assess credit risk through ongoing credit evaluations of customers’ financial condition and collateral is generally not required.

The following summarizes accounts receivable by significant customer where such account receivables exceeded 10% of total accounts receivables for any one of the indicated periods:

	Year ended June 30,
	2012	2011
Customer B	12%	<10%
Customer E	19%	<10%
Customer D	<10%	13%
Customer F	<10%	12%
Customer G	<10%	12%

There were no other customers representing 10% or more of our trade receivables at June 30, 2012 and 2011.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following summarizes purchases from significant vendors where such purchases accounted for 10%, or more, of total purchases for any one of the indicated periods:

	Year Ended June 30,
	2012	2011	2010
Vendor A	28%	<10%	<10%
Vendor B	<10%	20%	19%
Vendor C	<10%	21%	20%

16.	Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of quarterly financial results for the fiscal years ended June 30, 2012 and 2011:

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2011	2011	2012	2012
	(Dollars in thousands, except per share amounts)
2012

Net sales	$12,888	$16,410	$16,291	$14,708
Gross margin	$7,281	$8,998	$10,012	$8,446
Operating income (loss)	$(2,504)	$(461)	$732	$187
Net income (loss)	$(2,600)	$(833)	$337	$209
Net income (loss) per share-basic	$(0.31)	$(0.10)	$0.04	$0.02
Net income (loss) per share-diluted	$(0.31)	$(0.10)	$0.04	$0.02

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2010	2010	2011	2011
	(Dollars in thousands, except per share amounts)
2011

Net sales	$15,546	$17,852	$18,309	$15,093
Gross margin	$8,505	$9,484	$10,952	$8,456
Operating income (loss)	$(957)	$(502)	$558	$(1,818)
Net income (loss)	$(1,211)	$(1,189)	$498	$(1,353)
Net income (loss) per share-basic	$(0.14)	$(0.14)	$0.06	$(0.16)
Net income (loss) per share-diluted	$(0.14)	$(0.14)	$0.06	$(0.16)

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

17.	Commitments and Contingencies

We lease certain office space, warehousing, and equipment under various operating leases.  The leases expire at various dates through 2016 and generally provide for the payment of taxes, insurance and maintenance costs.  Additionally, certain leases contain escalation clauses that provide for increased rents resulting from the pass through of increases in operating costs, property taxes and consumer price indexes.

At June 30, 2012, future minimum lease payments for the years ending June 30 are as follows (dollars in thousands):

2013	$2,214
2014	2,022
2015	1,076
2016	449
2017	-
2018 and thereafter	-
$5,761

Rent expense under all operating leases amounted to $2,852,000, $2,841,000 and $2,746,000 for the years ended June 30, 2012, 2011 and 2010, respectively.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Pursuant to the terms of the employment agreements with the executive officers of Concurrent, employment may be terminated by either Concurrent or the respective executive officer at any time.  In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation equivalent to 6 to 12 months, depending on the officer, of annualized base salary then in effect.  In the event our chief executive officer’s (“CEO’s”) agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two. Additionally, if terminated, our CEO and chief financial officer may be entitled to bonuses during the severance period.  At June 30, 2012, the maximum contingent liability under these agreements is $2,102,000.  Our employment agreements with certain of our officers contain certain offset provisions, as defined in their respective agreements.

18.	Subsequent Event

On July 2, 2012, our Board of Directors approved a quarterly cash dividend of $0.06 per share, the first of which is to be paid on July 31, 2012 to all stockholders of record as of July 17, 2012.  On July 31, 2012 we paid $520,000 in total dividend payments.  We intend to pay a regular quarterly cash dividend on our common shares subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant.

SCHEDULE II

CONCURRENT COMPUTER CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended June 30, 2012, 2011 and 2010
(Dollars in thousands)

Description	Balance at Beginning Of Year	Charged To Costs And Expenses	Deductions (a)	Balance At End Of Year

Reserves and allowances deducted
from asset accounts or accrued as expenses:

2012
Allowance for doubtful accounts	$82	$2	$(4)	$80
Warranty accrual	160	270	(249)	181

2011
Allowance for doubtful accounts	84	-	(2)	82
Warranty accrual	66	256	(162)	160

2010
Allowance for doubtful accounts	97	-	(13)	84
Warranty accrual	203	99	(236)	66

(a)	Charges and adjustments to the reserve accounts for write-offs and credits issued during the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCURRENT COMPUTER CORPORATION
(Registrant)

By:	/s/ Dan Mondor
Dan Mondor
President and Chief Executive Officer

Date: August 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities indicated on August 28, 2012

NAME	TITLE

/s/ Steve G. Nussrallah	Chairman of the Board and Director
Steve G. Nussrallah

President, Chief Executive Officer and Director
/s/ Dan Mondor	(Principal Executive Officer)
Dan Mondor

Chief Financial Officer and Executive Vice President of Operations
/s/ Emory O. Berry	(Principal Financial and Accounting Officer)
Emory O. Berry

/s/ Charles Blackmon	Director
Charles Blackmon

/s/ Larry L. Enterline	Director
Larry L. Enterline

/s/ C. Shelton James	Director
C. Shelton James

/s/ Robert M. Pons	Director
Robert M. Pons

/s/ Dilip Singh	Director
Dilip Singh

Exhibit	Description of Document

3.1	--Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	--Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	--Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	--Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

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

10.21	--Second Amended and Restated Loan and Security Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 2, 2010 (No. 000-13150)).

10.22	--Concurrent Computer Corporation 2011 Stock Incentive Plan (incorporated by reference to Annex I to the Registrant’s Proxy Statement dated September 12, 2011).

10.23
-- Standstill Agreement, dated July 23, 2012, among Concurrent Computer Corporation, Singer Children’s Management Trust, Lloyd I. Miller, III, Robert M. Pons, Dilip Singh and certain other parties (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 23, 2012 (No. 000-13150))..

10.24
-- Waiver and Second Modification to the Second Amended and Restated Loan and Security Agreement dated July 30, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 31, 2012 (No. 000-13150)).

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