Form 10-Q
period 2012-09-30
CONCURRENT COMPUTER CORP/DE
filed 2012-10-30
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012
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

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of October 24, 2012 was 8,722,259.

Concurrent Computer Corporation
Form 10-Q
For the Three Months Ended September 30, 2012

Part I	Financial Information
Item 1.	Condensed Consolidated Financial Statements

Concurrent Computer Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands)

	September 30,	June 30,
	2012	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,940	$29,613
Accounts receivable, less allowance for doubtful accounts of $94 at September 30, 2012 and $80 at June 30, 2012	9,517	8,739
Inventories	2,772	3,683
Prepaid expenses and other current assets	2,199	2,129
Total current assets	43,428	44,164

Property, plant and equipment, net	3,647	3,966
Intangible - purchased technology, net	746	928
Intangible - customer relationships, net	696	739
Other long-term assets, net	1,040	1,076
Total assets	$49,557	$50,873

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,508	$5,931
Deferred revenue	9,018	8,850
Total current liabilities	14,526	14,781

Long-term liabilities:
Deferred revenue	2,162	2,788
Pension liability	2,648	2,541
Other	1,709	1,657
Total liabilities	21,045	21,767

Commitments and contingencies (Note 11)

Stockholders' equity:
Shares of common stock, par value $.01; 14,000,000 authorized; 8,740,447 and 8,700,789 issued and outstanding at September 30, 2012 and June 30, 2012, respectively	87	87
Capital in excess of par value	207,998	207,830
Accumulated deficit	(180,132)	(179,415)
Treasury stock, at cost; 37,788 at September 30, 2012 and June 30, 2012	(255)	(255)
Accumulated other comprehensive income	814	859
Total stockholders' equity	28,512	29,106

Total liabilities and stockholders' equity	$49,557	$50,873

The accompanying notes are an integral part of the condensed consolidated financial statements.

 Concurrent Computer Corporation
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	September 30,
	2012	2011
Revenues:
Product	$8,964	$6,784
Service	6,040	6,104
Total revenues	15,004	12,888
Cost of sales:
Product	3,553	2,770
Service	2,639	2,837
Total cost of sales	6,192	5,607
Gross margin	8,812	7,281
Operating expenses:
Sales and marketing	3,638	4,302
Research and development	2,847	3,580
General and administrative	1,914	1,903
Total operating expenses	8,399	9,785
Operating income (loss)	413	(2,504)
Interest income	17	60
Interest expense	(18)	(18)
Other income (expense), net	20	(29)
Income (loss) before income taxes	432	(2,491)
Provision for income taxes	107	109
Net income (loss)	$325	$(2,600)
Other comprehensive income (loss):
Foreign currency translation adjustment	(47)	112
Pension and post-retirement benefits, net of tax	2	(4)
Other comprehensive income (loss)	(45)	108
Comprehensive income (loss)	$280	$(2,492)
Net income (loss) per share
Basic	$0.04	$(0.31)
Diluted	$0.04	$(0.31)
Weighted average shares outstanding - basic	8,683	8,488
Weighted average shares outstanding - diluted	8,801	8,488
Dividends declared per common share	$0.12	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Stockholders’
Equity and Comprehensive Income (Loss)
(In thousands, except share amounts)
For the three month period ended September 30, 2012

	Common Stock					Treasury Stock
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comp. Income	Shares	Cost	Total
Balance at June 30, 2012	8,700,789	$87	$207,830	$(179,415)	$859	(37,788)	$(255)	$29,106

Comprehensive Income (loss):
Net income (loss)				325				325
Foreign Currency Translation					(47)			(47)
Pension plan					2			2
Total Comprehensive income (loss)								280

Dividend				(1,042)				(1,042)
Stock option compensation expensed			2					2
Restricted stock compensation expensed			166					166
Lapse of restriction on restricted stock	39,658	0	(0)					-

Balance at September 30, 2012	8,740,447	$87	$207,998	$(180,132)	$814	(37,788)	$(255)	$28,512

The accompanying notes are an integral part of the consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

	Three Months Ended
	September 30,
	2012	2011

OPERATING ACTIVITIES
Net income (loss)	$325	$(2,600)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	856	898
Share-based compensation	168	270
Other non-cash expenses	33	36
Changes in operating assets and liabilities:
Accounts receivable	(792)	(421)
Inventories	850	(160)
Prepaid expenses and other current assets	(53)	(1,145)
Other long-term assets	39	158
Accounts payable and accrued expenses	(507)	28
Deferred revenue	(458)	(141)
Other long-term liabilities	63	92
Total adjustments to net income (loss)	199	(385)
Net cash provided by (used in) operating activities	524	(2,985)

INVESTING ACTIVITIES
Additions to property and equipment	(199)	(516)
Proceeds from sale or maturity of short-term investments	-	1,455
Purchase of short-term investments	-	(1,616)
Net cash used in investing activities	(199)	(677)

FINANCING ACTIVITIES
Dividends paid	(1,042)	-
Net cash used in financing activities	(1,042)	-

Effect of exchange rates on cash and cash equivalents	44	(85)

Decrease in cash and cash equivalents	(673)	(3,747)
Cash and cash equivalents at beginning of period	29,613	27,814
Cash and cash equivalents at end of period	$28,940	$24,067

Cash paid during the period for:
Interest	$7	$6
Income taxes (net of refunds)	$446	$539

The accompanying notes are an integral part of the condensed consolidated financial statements

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our real-time products consist of real-time Linux operating systems, development tools and other system software combined, in most cases, with computer platforms and services.  These products are sold to a wide variety of companies seeking high-performance, real-time computer solutions in the military, aerospace, financial and automotive markets around the world.

Our condensed consolidated interim financial statements are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2012.

There have been no changes to our Significant Accounting Policies as disclosed in Note 2 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2012.  The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

Income Taxes

As of June 30, 2012, we have U.S. Federal net operating loss carryforwards of approximately $116,808,000 for income tax purposes, of which $18,623,000 expire in fiscal year 2013, and the remainder expire at various dates through 2032.  We completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code of 1986 (the “Code”) on our ability to utilize these net operating losses.  The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2012.  Therefore, we do not expect the U.S. Federal net operating losses to be subject to limitation under Section 382, unless there are additional, significant ownership changes in the future.  We have established a full valuation allowance for deferred tax assets attributable to our net operating loss carryforwards, as we have determined that it is more likely than not that such deferred tax assets will not be realized.  We recorded $107,000 and $109,000 of income tax provision during the three months ended September 30, 2012 and 2011, respectively, primarily due to taxable income earned by our Japan subsidiary, which does not have net operating loss carryforwards available to offset taxable income.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Recently Issued Accounting Pronouncements

Adopted

The FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) (“ASU 2011-05”).  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  ASU 2011-05 also requires an entity to present on the face of the financial statement reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU 2011-05 should be applied retrospectively and is effective for public entities as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011.  The Company adopted the new guidance on July 1, 2012 resulting in a change in the presentation of comprehensive income for the three months ended September 30, 2012 and 2011.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.  The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company adopted the new guidance on July 1, 2012 resulting in a change in the presentation of comprehensive income for the three months ended September 30, 2012 and 2011.

2.	Summary of Significant Accounting Policies

Revenue Recognition

We generate revenue from the sale of products and services. We commence revenue recognition when all of the following conditions are met:

•	persuasive evidence of an arrangement exists,
•	the system has been shipped or the services have been performed,
•	the fee is fixed or determinable, and
•	collectability of the fee is probable.

Our standard multiple-element contractual arrangements with our customers generally include the delivery of systems with multiple components of hardware and software, certain professional services that typically involve installation and consulting, and ongoing software and hardware maintenance.  Product revenue is generally recognized when the product is delivered.  Professional services that are of a consultative nature may take place before, or after, delivery of the system, and installation services typically occur within 90 days after delivery of the system.  Professional services revenue is typically recognized as the services are performed.  Initial maintenance begins after delivery of the system and typically is provided for one to two years after delivery. Maintenance revenue is recognized ratably over the maintenance period. Our product sales are predominantly system sales whereby software and hardware function together to deliver the essential functionality of the combined product.  Upon our adoption of ASU 2009-14 on July 1, 2010, sales of these systems were determined to typically be outside of the scope of the software revenue guidance in Topic 985 (previously included in SOP 97-2) and are accounted for under ASU 2009-13.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Our sales model for media data intelligence (“MDI”) products includes the option for customers to purchase: (1) a perpetual license with maintenance; (2) a term license with maintenance and managed services; or (3) software as a service.  We expect that revenue from these sales generally will be recognized over the term of the various customer contracts.  Professional services attributable to implementation of our media data and advertising products or managed services are essential to the customers’ use of these products and services.  We defer commencement of revenue recognition for the entire arrangement until we have delivered the essential professional services or have made a determination that the remaining professional services are no longer essential to the customer.  We recognize revenue for managed services and software-as-a-service arrangements once we commence providing the managed or software services and recognize the service revenue ratably over the term of the various customer contracts.  In circumstances whereby we sell a term license and managed services, we commence revenue recognition after both the software and service are made available to the customer and recognize the revenue from the entire arrangement ratably over the longer of the term license or managed service period.

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

Our product deliverables are typically complete systems comprised of numerous hardware and software components that operate together to provide essential functionality, and we are typically unable to establish VSOE or TPE of fair value for our products.  Due to the custom nature of our products, we must determine ESP at the individual component level whereby our ESP for the total system is determined based on the sum of the individual components.  ESP for components of our real-time products is typically based upon list price, which is representative of our actual selling price.  ESP for components of our video products are based upon our most frequent selling price (“mode”) of standalone and bundled sales, based upon a twelve month historical analysis.  If a mode selling price is not available, then ESP will be the median selling price of all such component sales based upon a twelve month historical analysis, unless facts and circumstances indicate that another selling price, other than the mode or median selling price, is more representative of our estimated selling price.  Our methodology for determining ESP requires judgment, and any changes to pricing practices, the costs incurred to integrate products, the nature of our relationships with our customers, and market trends could cause variability in our estimated selling prices or cause us to re-evaluate our methodology for determining ESP.  We will update our analysis of mode and median selling price at least annually, unless facts and circumstances indicate that more frequent analysis is required.

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

As of September 30, 2012 and June 30, 2012, we did not have an outstanding balance on our bank line of credit.  The average outstanding balance on our bank line of credit for the three months ended September 30, 2012 was zero.

Our financial assets that are measured at fair value on a recurring basis as of September 30, 2012 are as follows (in thousands):

	As of	Quoted Prices in	Observable	Unobservable
	Sept. 30, 2012	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$18,915	$18,915	$-	$-
Money market funds	10,025	10,025	-	-
Cash and cash equivalents	$28,940	$28,940	$-	$-

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2012 are as follows (in thousands):

	As of	Quoted Prices in	Observable	Unobservable
	June 30, 2012	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$19,591	$19,591	$-	$-
Money market funds	10,022	10,022	-	-
Cash and cash equivalents	$29,613	$29,613	$-	$-

3.	Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.  Common share equivalents of 290,000 and 865,000 for the three months ended September 30, 2012 and 2011, respectively, were excluded from the calculation as their effect was antidilutive.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following table presents a reconciliation of the numerators and denominators of basic and diluted net loss per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

	Three Months Ended September 30,
	2012	2011
Basic and diluted earnings per share (EPS) calculation:
Net income (loss)	$325	$(2,600)

Basic weighted average number of shares outstanding	8,683	8,488
Effect of dilutive securities:
Restricted stock	118	-
Diluted weighted average number of shares outstanding	8,801	8,488
Basic EPS	$0.04	$(0.31)
Diluted EPS	$0.04	$(0.31)

4.	Share-Based Compensation

As of September 30, 2012, we had share-based employee compensation plans which are described in Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2012.  Stock awards are granted with an exercise price equal to the market price of our stock at the date of grant.  We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  As of September 30, 2012, we had approximately 252,848 stock options outstanding and 535,214 restricted shares outstanding.  No stock options were granted during the three months ended September 30, 2012.

During the three months ended September 30, 2012, we issued 209,000 shares of restricted stock.  These restricted stock issuances consisted of 75,667 restricted shares granted to employee participants that vest ratably over a four year service period as long as the participant remains employed with Concurrent, and 133,333 performance-based restricted shares granted to executive management that vest based upon meeting specified company performance criteria over the next three years.  A summary of the activity of our time-based, service condition restricted shares during the three months ended September 30, 2012, is presented below:

		Weighted Average
		Grant Date
Restricted Stock Awards	Shares	Fair Value
Non-vested at July 1, 2012	246,066	$4.94
Granted	75,667	4.37
Vested	(39,658)	5.57
Forfeited	(15,375)	4.93
Non-vested at September 30, 2012	266,700	$4.68

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

During the three months ended September 30, 2012, we did not release restrictions on any previously granted performance based restricted shares, as we did not meet the specified performance criteria related to our fiscal 2012 results that would allow for release of such shares.  We cancelled 83,673 performance-based restricted shares during the three months ended September 30, 2012 that had been granted to executive management and were either forfeited or expired during the period primarily because neither the performance criteria for our fiscal 2010, 2011 and 2012 financial results, nor the market condition (achievement of a certain share price) were met.  A summary of the activity of our performance based restricted shares during the three months ended September 30, 2012, is presented below:

		Weighted Average
		Grant Date
Performance Stock Awards	Shares	Fair Value
Non-vested at July 1, 2012	218,854	$2.25
Granted	133,333	4.40
Vested	-	-
Forfeited	(83,673)	1.28
Non-vested at September 30, 2012	268,514	$3.62

We recorded share-based compensation related to issuance of stock options and restricted stock to employees, board members, and non-employees, as follows (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Share-based compensation expense included in the Statement of Operations:
Cost of sales	$13	$18
Sales and marketing	27	37
Research and development	26	44
General and administrative	102	171
Total	168	270
Tax benefit	-	-
Share-based compensation expense, net of taxes	$168	$270

5.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method.  We reduce our excess and obsolete inventory to market value, if below cost, based upon historical and anticipated usage.  The components of inventories are as follows (in thousands):

	September 30,	June 30,
	2012	2012
Raw materials	$2,041	$2,736
Work-in-process	404	309
Finished goods	327	638
Total inventory	$2,772	$3,683

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

6.	Other Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30,	June 30,
	2012	2012
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Patents	78	78
Total cost of intangibles	9,678	9,678

Purchased technology	(6,954)	(6,772)
Customer relationships	(1,204)	(1,161)
Patents	(8)	(7)
Total accumulated amortization	(8,166)	(7,940)

Total intangible assets, net	$1,512	$1,738

Amortization expense was $226,000 and $225,000 for the three months ended September 30, 2012 and 2011, respectively.

7.	Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands):

	September 30,	June 30,
	2012	2012
Accounts payable, trade	$1,660	$1,277
Accrued payroll, vacation, severance and other employee expenses	2,540	2,854
Other accrued expenses	1,308	1,800
Total accounts payable and accrued expenses	$5,508	$5,931

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

8.	Concentration of Credit Risk, Segment, and Geographic Information

We operate in two segments, products and services, as disclosed within our condensed consolidated Statements of Operations and Comprehensive Income.  We evaluate segment results using revenues and gross margin as the performance measures.  Such information is shown on the face of the accompanying statements of operations.  We do not identify assets on a segment basis.  We attribute revenues to individual countries and geographic areas based upon location of our customers.  A summary of our revenues by geographic area is as follows (in thousands):

	Three Months Ended
	September 30,
	2012	2011
United States	$10,001	$7,132
Other North America	562	734
Total North America	10,563	7,866

Japan	3,168	3,187
Other Asia Pacific countries	112	216
Total Asia Pacific	3,280	3,403

Europe	1,159	1,531

South America	2	88
Total revenue	$15,004	$12,888

In addition, the following summarizes revenues by significant customer where such revenue accounted for 10% or more of total revenues for any one of the indicated periods:

	Three Months Ended
	September 30,
	2012	2011
Customer A	20%	<10%
Customer B	<10%	22%
Customer C	<10%	14%

We assess credit risk through ongoing credit evaluations of customers’ financial condition, and collateral is generally not required.  The following summarizes accounts receivable by significant customer where such account receivables were 10% or more of total accounts receivables for any one of the indicated periods:

	Three Months Ended
	September 30,
	2012	2011
Customer A	19%	<10%
Customer D	<10%	19%
Customer C	<10%	16%

There were no other customers representing 10% or more of our trade receivables at September 30, 2012 and 2011.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following summarizes purchases from significant vendors where such purchases accounted for 10% or more of total purchases for any one of the indicated periods:

	Three Months Ended
	September 30,
	2012	2011
Vendor A	14%	<10%
Vendor B	13%	22%
Vendor C	11%	<10%
Vendor D	<10%	11%

9.	Revolving Credit Facility

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

The interest rate on the Revolver was 4.0% as of September 30, 2012. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of September 30, 2012, $10,000,000 was available to us under the Revolver.  As of September 30, 2012, $0 was drawn under the Revolver, and we did not draw against the Revolver at any time during the three months ended September 30, 2012.

Under the Revolver, we are obligated to maintain a consolidated tangible net worth (total assets minus total liabilities and intangible assets) of at least $12,855,000 as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs, and a consolidated adjusted quick ratio of at least 1.25 to 1.00 (cash, short-term investments and accounts receivable divided by current liabilities, excluding deferred revenue).  Additionally, we are subject to certain negative covenants whereby we must first receive the banks written consent prior to any dispositions, changes in business, management, or business locations, mergers or acquisitions, indebtedness, encumbrances, maintenance of collateral accounts, investments or subordinated debt.  As of September 30, 2012, we were in compliance with these covenants as our consolidated adjusted quick ratio was 6.98 to 1.00 and our tangible net worth was $27,000,000.  The Revolver is secured by substantially all of the assets of the company.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

10.	Retirement Plans

The following table provides detail of the components of net periodic benefit cost of our German subsidiary’s defined benefit pension plan for the three months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Service cost	$1	$3
Interest cost	46	59
Expected return on plan assets	(18)	(25)
Amortization of net (gain) loss	2	-
Net periodic benefit cost	$31	$37

We contributed $8,000 and $10,000 to our German subsidiary’s defined benefit pension plan during the three months ended September 30, 2012 and 2011, respectively, and expect to make additional, similar, quarterly contributions during the remaining quarters of our fiscal 2013.

We maintain a U.S. employee retirement savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code.  We reinstated our employer match as of July 1, 2012 under which we match 25% of the first 5% of the employee’s annual salary invested by the employee in the 401(k) plan.  During the three months ended September 30, 2012 and 2011 we contributed $43,000 and $0 in matching funds to the 401(k) plan, respectively.

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our U.K. based employees.  For our U.K. based employees who contribute 4% or more of their salary to the Stakeholder Plan, we match 100% of employee contributions, up to 7% of their salary.  During the three months ended September 30, 2012 and 2011, we contributed $14,000 and $16,000 to the Stakeholder Plan, respectively.

11.	Commitments and Contingencies

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

Asserting Party	Jurisdiction	Patents at Issue
Pragmatus VOD LLC	U.S. District Court of	U.S. Patents Nos. 5,581,479 and
	Delaware	5,636,139

Olympic Developments AG, LLC	U.S. District Court Central	U.S. Patents Nos. 5,475,585 and
	District of California	6,246,400

InterAd Technologies	U.S. District Court of Delaware	U.S. Patent No. 5,438,353

LVL Patent Group	U.S. District Court of Delaware	U.S Patent No. 6,044,382

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

We continue to review our potential obligations under our indemnification agreements with these customers and the indemnity obligations to these customers from other vendors that also provided systems and services to these customers.  From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from our acts or omissions, our employees, authorized agents or subcontractors.    We have accrued $326,000 of liabilities related to such indemnifications in our financial statements and do not expect any other material costs as a result of such obligations.  The maximum potential amount of future payments that we could be required to make is unlimited, and we are unable to estimate any possible loss or range of possible loss.

Pursuant to the terms of the employment agreements with our executive officers, employment may be terminated by either the respective executive officer or us at any time.  In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  In the event our CEO resigns within three months of a change in control or the CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two.  Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period.  At September 30, 2012, the maximum contingent liability under these agreements is $2,102,000.  Our employment agreements with certain of our officers contain certain offset provisions, as defined in their respective agreements.

12.	Dividend

During the three months ended September 30, 2012, our Board of Directors approved two quarterly cash dividends of $0.06 per share.  The first dividend is related to our third quarter of fiscal 2012 and was paid on July 31, 2012 to all stockholders of record as of July 17, 2012, aggregating $520,000.  The second dividend is related to our fourth quarter of fiscal 2012 and was paid on September 28, 2012 to all stockholders of record as of September 14, 2012, aggregating $522,000.  We intend to pay a regular quarterly cash dividend on our common shares subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto which appear elsewhere herein.  Except for the historical financial information, many of the matters discussed in this Item 2 may be considered “forward-looking” statements that reflect our plans, estimates and beliefs.  Actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Cautionary Note Regarding Forward-Looking Statements,” elsewhere herein and in other filings made with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended June 30, 2012.  References herein to “Concurrent”, the “Company”, “we”, “our” or “us” refer to Concurrent Computer Corporation and its subsidiaries.

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

Our real-time products consist of real-time Linux operating systems, development tools and other system software combined, in most cases, with computer platforms and services.  These products are sold to a wide variety of companies seeking high-performance, real-time computer solutions in the military, aerospace, financial and automotive markets around the world.

Application of Critical Accounting Estimates

The SEC defines “critical accounting estimates” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  For a complete description of our critical accounting policies, please refer to the “Application of Critical Accounting Policies” in our most recent Annual Report on Form 10-K for the year ended June 30, 2012 filed with the SEC on August 28, 2012.

Results of Operations

The three months ended September 30, 2012 compared to the three months ended September 30, 2011

	Three Months Ended
	September 30,
(Dollars in Thousands)	2012	2011	$ Change	% Change
Product revenue	$8,964	$6,784	$2,180	32.1%
Service revenue	6,040	6,104	(64)	(1.0%)
Total revenue	15,004	12,888	2,116	16.4%

Product cost of sales	3,553	2,770	783	28.3%
Service cost of sales	2,639	2,837	(198)	(7.0%)
Total cost of sales	6,192	5,607	585	10.4%

Product gross margin	5,411	4,014	1,397	34.8%
Service gross margin	3,401	3,267	134	4.1%
Total gross margin	8,812	7,281	1,531	21.0%

Operating expenses:
Sales and marketing	3,638	4,302	(664)	(15.4%)
Research and development	2,847	3,580	(733)	(20.5%)
General and administrative	1,914	1,903	11	0.6%
Total operating expenses	8,399	9,785	(1,386)	(14.2%)

Operating income	413	(2,504)	2,917	NM (1)

Interest income (expense) - net	(1)	42	(43)	NM (1)
Other expense - net	20	(29)	49	NM (1)

Income before income taxes	432	(2,491)	2,923	NM (1)

Provision for income taxes	107	109	(2)	(1.8%)

Net income	$325	$(2,600)	$2,925	NM (1)

(1)	NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the three months ended September 30, 2012 was $9.0 million, an increase of $2.2 million, or 32.1%, from $6.8 million for the three months ended September 30, 2011.  The increase in product revenue resulted from the $2.3 million, or 85.9%, increase in video product revenue for the three months ended September 30, 2012, compared to the same period in the prior year.  This increase in video product revenue was primarily due to resumption of spending by our two largest domestic video customers, who made minimal purchases from us in the same period of the prior year, due to irregular spending patterns, coupled with the economic slowdown.  We also generated an additional $0.2 million of video product revenue from licensing our IPv4 internet addresses to a third party during the three months ended September 30, 2012.  Fluctuation in video product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.

Product Gross Margin.  Product gross margin was $5.4 million for the three months ended September 30, 2012, an increase of approximately $1.4 million, or 34.8%, from $4.0 million for the three months ended September 30, 2011.  Product margin increased in terms of dollars primarily due to higher product revenue during the three months ended September 30, 2012, compared to the same period of the prior year.  Product gross margin as a percentage of product revenue increased to 60.4% for the three months ended September 30, 2012 from 59.2% for the three months ended September 30, 2011.   Product margins increased as a percentage of revenue during the three months ended September 30, 2012, compared to the same period in the prior year, primarily due to the revenue from licensing our IPv4 internet addresses during the current period that has minimal cost to us.

Service Gross Margin.  Service gross margin was $3.4 million for the three months ended September 30, 2012, an increase of $0.1 million, or 4.1%, from $3.3 million for the three months ended September 30, 2011.  Gross margin on service revenue increased to 56.3% of service revenue for the three months ended September 30, 2012 from 53.5% of service revenue for the three months ended September 30, 2011.  The increase in service margin as a percentage of service revenue was primarily due to a $0.2 million, or 7.0% decrease in service costs during the three months ended September 30, 2012.  Decreasing service costs resulted from the decrease in support staff costs and severance charges resulting from our prior year actions to lower personnel costs to the level that is appropriate for current and forecasted business volumes.

Sales and Marketing. Sales and marketing expenses decreased $0.7 million, or 15.4% to $3.6 million for the three months ended September 30, 2012 from $4.3 million for the three months ended September 30, 2011.  Sales and marketing expenses decreased $0.6 million due to lower salaries, wages and benefits and $0.1 million due to lower severance charges during the three months ended September 30, 2012, compared to the same period in the prior year.  Sales and marketing salaries and benefits and severance charges decreased during the three months ended September 30, 2012, compared to the same period in the prior year due to reductions in our international workforce and reorganization of our domestic workforce in the latter half of our prior fiscal year to create greater efficiency.  Partially offsetting these decreasing expenses, we incurred an additional $0.1 million of commission expense during the three months ended September 30, 2012, compared to the same period in the prior year, due to higher revenue in the current year period.

Research and Development.  Research and development expenses decreased $0.7 million, or 20.5%, to approximately $2.8 million for the three months ended September 30, 2012, from $3.6 million for the three months ended September 30, 2011 due to a $0.8 million reduction in salaries, benefits and contracted labor costs during the three months ended September 30, 2012 resulting from reductions in force during the latter half of our prior fiscal year, enabled by our recent changes to our research and development group.  Partially offsetting these decreasing expenses, we incurred an additional $0.1 million of incentive compensation expense during the three months ended September 30, 2012, compared to the same period in the prior year, due to higher revenue and profitability in the current period.

Provision for Income Taxes.  We recorded a $0.1 million income tax provision for the three months ended September 30, 2012, compared to $0.1 million for the three months ended September 30, 2011.  Our tax provision recorded during both periods was primarily attributable to the income tax provision recorded by our subsidiary in Japan as a result of its pretax income recorded during the period. We have net operating loss carryforwards available to offset taxable income in the United States and in many of the foreign locations in which we operate, but do not have net operating loss carryforwards available to offset taxable income in Japan.  We have established a full valuation allowance for deferred tax assets attributable to our net operating loss carryforwards, as we have determined that it is more likely than not that such deferred tax assets will not be realized.

Net Income.  The net income for the three months ended September 30, 2012 was $0.3 million or $0.04 per basic and diluted share, compared to a net loss for the three months ended September 30, 2011 of $2.6 million, or $0.31 per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, product and service costs, operating results and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•	the rate of growth or decline or change in market, if any, of video solutions market expansions and the pace that video service companies implement, upgrade or replace video solutions technology;

•	the impact of the global economic conditions on our business and our customers, including European Union austerity measures;

•	the rate of growth or decline, if any, of deployment of our real-time operating systems and tools;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	our ability to manage expenses consistent with the rate of growth or decline in our markets;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product and service sales;

•	timing of product shipments, which typically occur during the last month of the quarter;

•
our reliance on a small customer base (three customers accounted for 40% of our revenue for the three months ended September 30, 2012, and two customers accounted for 35% of our revenue for the three months ended September 30, 2011);

•	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles;

•
the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital;

•	the rate of growth or decline, if any, of sales to the government and government related entities; and

•	the use of cash to pay quarterly dividends

Uses and Sources of Cash

We generated $0.5 million of cash from operating activities during the three months ended September 30, 2012 compared to using $3.0 million of cash from operating activities during the three months ended September 30, 2011.  Operating cash flow during the three months ended September 30, 2012 was generated by operating profits during the quarter.  Prior period operating cash outflow was primarily generated by operating losses resulting from lower revenue volume and higher expenses during the period, as well as prepayment of certain expenses and refundable value added taxes.

We invested $0.2 million and $0.5 million in property, plant and equipment during the three months ended September 30, 2012 and 2011, respectively.  Capital additions during each of these periods were primarily related to development and test equipment and demonstration systems used by our sales and marketing group.  We expect capital additions to continue at a higher quarterly rate, similar to our prior year’s quarterly levels, during the remainder of our fiscal year.

During the three months ended September 30, 2012, our Board of Directors approved two quarterly cash dividends of $0.06 per share.  The first dividend is related to our third quarter of fiscal 2012 and was paid on July 31, 2012 to all stockholders of record as of July 17, 2012, aggregating $520,000.  The second dividend is related to our fourth quarter of fiscal 2012 and was paid on September 28, 2012 to all stockholders of record as of September 14, 2012, aggregating $522,000.  We intend to pay a regular quarterly cash dividend on our common shares subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant.

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

The interest rate on the Revolver was 4.0% as of September 30, 2012. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of September 30, 2012, $10.0 million was available to us under the Revolver.  As of September 30, 2012, $0 was drawn under the Revolver, and we did not draw against the Revolver at any time during the three months ended September 30, 2012.

Under the Revolver, we are obligated to maintain a consolidated tangible net worth of at least $12.9 million as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs, and a consolidated adjusted quick ratio of at least 1.25 to 1.00.  As of September 30, 2012, we were in compliance with these covenants as our consolidated adjusted quick ratio (cash, short-term investments and accounts receivable divided by current liabilities, excluding deferred revenue) was 6.98 to 1.00 and our tangible net worth (total assets minus total liabilities and intangible assets) was $27.0 million.  The Revolver is secured by substantially all of the assets of Concurrent.

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

At September 30, 2012, we had working capital (current assets less current liabilities) of $28.9 million, including cash and cash equivalents of approximately $28.9 million, and had no material commitments for capital expenditures.  At June 30, 2012, we had working capital of $29.4 million, including cash and cash equivalents of approximately $29.6 million.  Based upon our existing cash balances, historical cash usage, available credit facility, and anticipated operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital, capital expenditure requirements and any dividend payments for at least the next twelve months.

Off-Balance Sheet Arrangements

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers that often require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products.  We evaluate estimated losses for such indemnifications under ASC 460-20 and ASC 460-10-25.  We consider factors such as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from our acts or omissions, our employees, authorized agents or subcontractors.    We have accrued $326,000 of liabilities related to such indemnifications in our financial statements and do not expect any other material costs as a result of such obligations.  See footnote 11 to the Condensed Consolidated Financial Statements for the additional disclosures regarding indemnification.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012. There have been no material changes to our contractual obligations and commercial commitments during the three months ended September 30, 2012.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this quarterly report may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, new market growth, and payment of dividends, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, the impact of our new video solutions strategy on our business, anticipated managed service revenue and cost of sales from our MDI sales, expected level of capital additions, the expected impact of reductions in force on our results of operations, downturn, the expected timing of revenue recognition for MDIs sales, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash,  the impact of litigation, our trend of declining real-time service revenue and the payment of dividends.  These statements are based on beliefs and assumptions of our management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: delays or cancellations of customer orders; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; margins of video business to capture new business; fluctuations and timing of large video orders; doing business in the People’s Republic of China; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  the impact of reductions in force on our operations; rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of competition on the pricing of video solutions products; our ability to satisfy the financial covenants in the Revolver; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new video solutions; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macro-economic environment; continuing unevenness of the global economic recovery; privacy concerns over data collection; earthquakes, tsunamis, floods and other natural disasters in areas in which our customers and suppliers operate; and the availability of debt or equity financing to support our liquidity needs.

Other important risk factors are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

Changes in Internal Controls

There were no changes to our internal controls over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings

We are not presently involved in any material litigation.  However, we are, from time to time, party to various routine legal proceedings arising out of our business.  See footnote 11 to our Condensed Consolidated Financial Statements for additional information about legal proceedings.

Item 1A.	Risk Factors

We depend on U.S. Government customers for a significant portion of our revenue, and sequestration (automatic, across-the-board U.S. Government budgetary spending cuts) currently required under the Budget Control Act of 2011 could take effect in January 2013 and such could have adverse consequences on our future business.

We derive a significant portion of our revenues from the supply of products to U.S. government prime contractors and agencies of the U.S. government.  For the three months ended September 30, 2012, we recorded approximately $2.1 million in revenues to U.S. government prime contractors and agencies of the U.S. government, representing 14% of our revenue in the first quarter of our fiscal year 2013.   For the fiscal years ended June 30, 2012 and 2011, we recorded $8.1 million and $11.9 million, respectively, in revenues to U.S. government prime contractors and agencies of the U.S. government.  These amounts represented 13% and 18% of total revenue in fiscal years 2012 and 2011, respectively.  U.S. Government spending priorities and Department of Defense spending levels are becoming increasingly uncertain and difficult to predict and will be affected by numerous factors, including whether sequestration currently required under the Budget Control Act of 2011 will take effect in January 2013 and the actual impact on the Department of Defense budget and other programs if sequestration does take effect or is superseded by alternate arrangements. A shift in U.S. government spending priorities, or a reduction in total U.S. government spending, could have material adverse consequences on our future business.

Additional risk factors are discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended June 30, 2012.  There have been no other material changes to our risk factors as previously disclosed.

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

Date: October 30, 2012		CONCURRENT COMPUTER CORPORATION

	By:	/s/ Emory O. Berry
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