Form 10-Q
period 2012-12-31
CONCURRENT COMPUTER CORP/DE
filed 2013-01-29
CIK 749038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2012
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

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of January 21, 2013 was 9,226,054.

Concurrent Computer Corporation
Form 10-Q
For the Three and Six Months Ended December 31, 2012

EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

Part I	Financial Information
Item 1.	Condensed Consolidated Financial Statements

Concurrent Computer Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data,)

	December 31,	June 30,
	2012	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,591	$29,613
Accounts receivable, less allowance for doubtful accounts of $92 at December 31, 2012 and $80 at June 30, 2012	10,129	8,739
Inventories	2,460	3,683
Prepaid expenses and other current assets	1,672	2,129
Total current assets	38,852	44,164

Property, plant and equipment, net	3,318	3,966
Intangible - purchased technology, net	565	928
Intangible - customer relationships, net	653	739
Other long-term assets, net	935	1,076
Total assets	$44,323	$50,873

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,285	$5,931
Deferred revenue	7,849	8,850
Total current liabilities	14,134	14,781

Non-current liabilities:
Deferred revenue	1,605	2,788
Pension liability	2,738	2,541
Other	1,870	1,657
Total liabilities	20,347	21,767

Commitments and contingencies (Note 11)

Stockholders' equity:
Shares of common stock, par value $.01; 14,000,000 authorized; 8,791,891 and 8,700,789 issued and outstanding at December 31, 2012 and June 30, 2012, respectively	88	87
Capital in excess of par value	208,198	207,830
Accumulated deficit	(184,700)	(179,415)
Treasury stock, at cost; 37,788 at December 31, 2012 and June 30, 2012	(255)	(255)
Accumulated other comprehensive income	645	859
Total stockholders' equity	23,976	29,106

Total liabilities and stockholders' equity	$44,323	$50,873

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenues:
Product	$10,099	$10,034	$19,063	$16,818
Service	6,490	6,376	12,530	12,480
Total revenues	16,589	16,410	31,593	29,298

Cost of sales:
Product	4,295	4,569	7,848	7,339
Service	2,751	2,843	5,390	5,680
Total cost of sales	7,046	7,412	13,238	13,019

Gross margin	9,543	8,998	18,355	16,279

Operating expenses:
Sales and marketing	3,643	4,296	7,281	8,598
Research and development	2,948	3,346	5,795	6,926
General and administrative	2,076	1,817	3,990	3,720
Total operating expenses	8,667	9,459	17,066	19,244

Operating income (loss)	876	(461)	1,289	(2,965)

Interest income	9	34	25	95
Interest expense	(17)	(18)	(36)	(36)
Other (expense) income, net	(189)	(196)	(167)	(226)

Income (loss) before income taxes	679	(641)	1,111	(3,132)

Provision for income taxes	6	192	113	301

Net income (loss)	$673	$(833)	$998	$(3,433)

Net income (loss) per share
Basic	$0.08	$(0.10)	$0.11	$(0.40)
Diluted	$0.08	$(0.10)	$0.11	$(0.40)
Weighted average shares outstanding - basic	8,741	8,621	8,712	8,554
Weighted average shares outstanding - diluted	8,851	8,621	8,852	8,554
Cash dividends declared per common share	$0.56	$-	$0.68	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income (loss)	$673	$(833)	$998	$(3,433)
Other comprehensive income (loss):
Foreign currency translation adjustment	(172)	117	(218)	228
Pension and post-retirement benefits, net of tax	2	6	4	2
Other comprehensive income (loss)	(170)	123	(214)	230
Comprehensive income (loss)	$503	$(710)	$784	$(3,203)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Stockholders’
Equity and Comprehensive Income (Loss)
(Dollars In thousands)
For the six month period ended December 31, 2012

	Common Stock					Treasury Stock
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comp. Income	Shares	Cost	Total

Balance at June 30, 2012	8,700,789	$87	$207,830	$(179,415)	$859	(37,788)	$(255)	$29,106

Comprehensive Income (loss):
Net income (loss)				998				998
Foreign Currency Translation					(218)			(218)
Pension plan					4			4
Total Comprehensive income (loss)								784

Dividends				(6,283)				(6,283)
Stock option compensation expensed			2					2
Restricted stock compensation expensed			367					367
Lapse of restriction on restricted stock	91,102	1	(1)					-
Balance at December 31, 2012	8,791,891	$88	$208,198	$(184,700)	$645	(37,788)	$(255)	$23,976

The accompanying notes are an integral part of the condensed consolidated financial statements

Concurrent Computer Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended
	December 31,
	2012	2011

OPERATING ACTIVITIES
Net income (loss)	$998	$(3,433)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,668	1,791
Share-based compensation	369	456
Other non-cash expenses	348	284
Changes in operating assets and liabilities:
Accounts receivable	(1,404)	(3,572)
Inventories	1,027	(345)
Prepaid expenses and other current assets	397	(583)
Other long-term assets	125	379
Accounts payable and accrued expenses	225	1,734
Deferred revenue	(2,184)	(2,260)
Other long-term liabilities	33	138
Total adjustments to net income (loss)	604	(1,978)
Net cash provided by (used in) operating activities	1,602	(5,411)

INVESTING ACTIVITIES
Additions to property and equipment	(534)	(907)
Proceeds from sale or maturity of short-term investments	-	7,634
Purchase of short-term investments	-	(2,226)
Net cash (used in) provided by investing activities	(534)	4,501

FINANCING ACTIVITIES
Dividends paid	(5,953)	-
Net cash used in financing activities	(5,953)	-

Effect of exchange rates on cash and cash equivalents	(137)	(210)

Change in cash and cash equivalents	(5,022)	(1,120)
Cash and cash equivalents at beginning of period	29,613	27,814
Cash and cash equivalents at end of period	$24,591	$26,694

Cash paid during the period for:
Interest	$14	$14
Income taxes (net of refunds)	$457	$540

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

Income Taxes

As of June 30, 2012, we have U.S. Federal net operating loss carryforwards of approximately $116,808,000 for income tax purposes, of which $18,623,000 expire in fiscal year 2013, and the remainder expire at various dates through 2032.  We completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code of 1986 (the “Code”) on our ability to utilize these net operating losses.  The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2012.  Therefore, we do not expect the U.S. Federal net operating losses to be subject to limitation under Section 382, unless there are additional material ownership changes in the future.  We have established a full valuation allowance for deferred tax assets attributable to our net operating loss carryforwards, as we have determined that it is more likely than not that such deferred tax assets will not be realized.  We recorded $6,000 and $113,000 of income tax provision during the three and six months ended December 31, 2012, respectively, primarily due to taxable income earned by our Japan subsidiary, which does not have net operating loss carryforwards available to offset taxable income.

Recently Issued Accounting Pronouncements

Adopted

The Financial Accounting Standards Board (FASB) issued ASU No. 2011-05, Comprehensive Income (Topic 220) (“ASU 2011-05”).  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  ASU 2011-05 also requires an entity to present on the face of the financial statement reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU 2011-05 should be applied retrospectively and is effective for public entities as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011.  The Company adopted the new guidance on July 1, 2012 resulting in a change in the presentation of comprehensive income for the six months ended December 31, 2012 and 2011.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.  The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company adopted the new guidance on July 1, 2012 resulting in a change in the presentation of comprehensive income for the three and six months ended December 31, 2012 and 2011.

2.	Summary of Significant Accounting Policies

Revenue Recognition

We generate revenue from the sale of products and services. We commence revenue recognition when all of the following conditions are met:

●	persuasive evidence of an arrangement exists,
●	the system has been shipped or the services have been performed,
●	the fee is fixed or determinable, and
●	collectability of the fee is probable.

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

Our product deliverables are typically complete systems comprised of numerous hardware and software components that operate together to provide essential functionality, and we are typically unable to establish VSOE or TPE of fair value for our products.  Due to the custom nature of our products, we must determine ESP at the individual component level whereby our ESP for the total system is determined based on the sum of the individual components.  ESP for components of our real-time products is typically based upon list price, which is representative of our actual selling price.  ESP for components of our video products is based upon our most frequent selling price (“mode”) of standalone and bundled sales, based upon a twelve month historical analysis.  If a mode selling price is not available, then ESP will be the median selling price of all such component sales based upon a twelve month historical analysis, unless facts and circumstances indicate that another selling price, other than the mode or median selling price, is more representative of our ESP.  Our methodology for determining ESP requires judgment, and any changes to pricing practices, the costs incurred to integrate products, the nature of our relationships with our customers, and market trends could cause variability in our ESP or cause us to re-evaluate our methodology for determining ESP.  We will update our analysis of mode and median selling price at least annually, unless facts and circumstances indicate that more frequent analysis is required.

Occasionally, we sell software under multiple element arrangements that do not include hardware. Under these software arrangements, we allocate revenue to the various elements based on VSOE of fair value.  Our VSOE of fair value is determined based on the price charged when the same element is sold separately.  If VSOE of fair value does not exist for all elements in a multiple element arrangement, but does exist for undelivered elements, we recognize revenue using the residual method.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue.  Where fair value of undelivered elements has not been established, the total arrangement is recognized over the period during which the services are performed.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

We have money market funds that are highly liquid and have a maturity of three months or less, and as such are considered cash equivalents.

As of December 31, 2012 and June 30, 2012, we did not have an outstanding balance on our bank line of credit.  The average outstanding balance on our bank line of credit for the six months ended December 31, 2012 was $0.

Our financial assets that are measured at fair value on a recurring basis as of December 31, 2012 are as follows (in thousands):

	As of	Quoted Prices in	Observable	Unobservable
	December 31, 2012	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$14,563	$14,563	$-	$-
Money market funds	10,028	10,028	-	-
Cash and cash equivalents	$24,591	$24,591	$-	$-

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2012 are as follows (in thousands):

	As of	Quoted Prices in	Observable	Unobservable
	June 30, 2012	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$19,591	$19,591	$-	$-
Money market funds	10,022	10,022	-	-
Cash and cash equivalents	$29,613	$29,613	$-	$-

3.	Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.  Common share equivalents of 272,000 and 806,000 for the three months ended December 31, 2012 and 2011, respectively, were excluded from the calculation as their effect was antidilutive.  Common share equivalents of 265,000 and 815,000 for the six months ended December 31, 2012 and 2011, respectively, were excluded from the calculation as their effect was antidilutive.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

The following table presents a reconciliation of the numerators and denominators of basic and diluted net loss per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Basic and diluted earnings per share (EPS) calculation:
Net income (loss)	$673	$(833)	$998	$(3,433)

Basic weighted average number of shares outstanding	8,741	8,621	8,712	8,554
Effect of dilutive securities:
Restricted stock	110	-	140	-
Diluted weighted average number of shares outstanding	8,851	8,621	8,852	8,554
Basic EPS	$0.08	$(0.10)	$0.11	$(0.40)
Diluted EPS	$0.08	$(0.10)	$0.11	$(0.40)

4.	Share-Based Compensation

As of December 31, 2012, we had share-based employee compensation plans which are described in Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2012.  Stock awards are granted with an exercise price equal to the market price of our stock at the date of grant.  We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  As of December 31, 2012, we had 245,356 stock options outstanding and 509,252 restricted shares outstanding.  No stock options were granted during the six months ended December 31, 2012.

During the three and six months ended December 31, 2012, we issued 34,000 and 243,000 shares of restricted stock, respectively.  These restricted stock issuances consisted of 34,000 and 109,667 restricted shares granted to employee participants that vest ratably over a four year service period as long as the participant remains employed with Concurrent, respectively.  The issuance of restricted shares also consisted of 0 and 133,333 performance-based restricted shares granted to executive management during the three and six months ended December 31, 2012, respectively, that vest based upon meeting specified company performance criteria over the next three years.  A summary of the activity of our time-based, service condition restricted shares during the six months ended December 31, 2012, is presented below:

		Weighted Average
		Grant Date
Restricted Stock Awards	Shares	Fair Value
Non-vested at July 1, 2012	246,066	$4.94
Granted	109,667	4.63
Vested	(91,102)	4.61
Forfeited	(20,185)	5.03
Non-vested at December 31, 2012	244,446	$4.91

During the three and six months ended December 31, 2012, we did not release restrictions on any previously granted performance based restricted shares, as we did not meet the specified performance criteria related to our fiscal 2012 results that would allow for release of such shares.  We cancelled 3,708 and 87,381 performance-based restricted shares during the three and six months ended December 31, 2012, respectively, that had been granted to executive management and were either forfeited or expired during the period primarily because neither the performance criteria for our fiscal 2010, 2011 and 2012 financial results, nor the market condition (achievement of a certain share price) were met.  A summary of the activity of our performance based restricted shares during the six months ended December 31, 2012, is presented below:

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

		Weighted Average
		Grant Date
Performance Stock Awards	Shares	Fair Value
Non-vested at July 1, 2012	218,854	$2.25
Granted	133,333	4.40
Vested	-	-
Forfeited	(87,381)	1.23
Non-vested at December 31, 2012	264,806	$3.66

We recorded share-based compensation related to the issuance of stock options and restricted stock to employees, board members, and non-employees, as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Share-based compensation expense included in the Statements of Operations:
Cost of sales	$14	$16	$27	$34
Sales and marketing	41	38	68	75
Research and development	27	30	54	74
General and administrative	119	102	220	273
Total	201	186	369	456
Tax benefit	-	-	-	-
Share-based compensation expense, net of taxes	$201	$186	$369	$456

5.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method.  We reduce our excess and obsolete inventory to market value, if below cost, based upon historical and anticipated usage.  The components of inventories are as follows (in thousands):

	December 31,	June 30,
	2012	2012
Raw materials	$1,539	$2,736
Work-in-process	475	309
Finished goods	446	638
Total inventory	$2,460	$3,683

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

6.	Other Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,	June 30,
	2012	2012
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Patents	78	78
Total cost of intangibles	9,678	9,678

Purchased technology	(7,135)	(6,772)
Customer relationships	(1,247)	(1,161)
Patents	(10)	(7)
Total accumulated amortization	(8,392)	(7,940)

Total intangible assets, net	$1,286	$1,738

Amortization expense was $452,000 and $451,000 for the six months ended December 31, 2012 and 2011, respectively.

7.	Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands):

	December 31,	June 30,
	2012	2012
Accounts payable, trade	$1,684	$1,277
Accrued payroll, vacation, severance and other employee expenses	3,301	2,854
Current dividends payable	76	-
Other accrued expenses	1,224	1,800
Total accounts payable and accrued expenses	$6,285	$5,931

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
United States	$10,191	$9,316	$20,192	$16,445
Other North America	1,482	746	2,044	1,480
Total North America	11,673	10,062	22,236	17,925

Japan	3,465	3,637	6,633	6,826
Other Asia Pacific countries	555	704	667	920
Total Asia Pacific	4,020	4,341	7,300	7,746

Europe	894	2,007	2,053	3,539

South America	2	-	4	88

Total revenue	$16,589	$16,410	$31,593	$29,298

In addition, the following summarizes revenues by significant customer where such revenue accounted for 10% or more of total revenues for any one of the indicated periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Customer A	16%	12%	13%	<10%
Customer B	12%	12%	16%	10%
Customer C	<10%	17%	<10%	17%
Customer D	<10%	<10%	<10%	12%

We assess credit risk through ongoing credit evaluations of customers’ financial condition, and collateral is generally not required.  The following summarizes accounts receivable by significant customer for whom accounts receivable were 10% or more of total accounts receivables for any one of the indicated periods:

	December 31,	June 30,
	2012	2012
Customer E	12%	19%
Customer A	12%	12%

There were no other customers representing 10% or more of our trade receivables at December 31, 2012 and June 30, 2012.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following summarizes purchases from significant vendors where such purchases accounted for 10% or more of total purchases for any one of the indicated periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Vendor A	18%	31%	16%	26%
Vendor B	12%	<10%	11%	<10%
Vendor C	11%	<10%	12%	<10%

9.	Revolving Credit Facility

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

The interest rate on the Revolver was 4.0% as of December 31, 2012. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of December 31, 2012, $10,000,000 was available to us under the Revolver.  As of December 31, 2012, $0 was drawn under the Revolver, and we did not draw against the Revolver at any time during the six months ended December 31, 2012.

Under the Revolver, we are obligated to maintain a consolidated tangible net worth (total assets minus total liabilities and intangible assets) of at least $13,528,000 as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs, and a consolidated adjusted quick ratio of at least 1.25 to 1.00 (cash, short-term investments and accounts receivable divided by current liabilities, excluding deferred revenue).  Additionally, we are subject to certain negative covenants whereby we must first receive the banks written consent prior to any dispositions, changes in business, management, or business locations, mergers or acquisitions, indebtedness, encumbrances, maintenance of collateral accounts, investments or subordinated debt.  As of December 31, 2012, we were in compliance with these covenants as our consolidated adjusted quick ratio was 5.52 to 1.00 and our tangible net worth was $22,690,000.  The Revolver is secured by substantially all of the assets of the company.

On July 30, 2012, we entered into a Waiver and Second Modification (the “Modification”) to the Second Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with Silicon Valley Bank governing the Revolver.  The Modification permits us to make payments of quarterly cash dividends.  We may pay quarterly cash dividends, as approved by our board of directors from time to time, so long as an Event of Default (as defined in the Credit Agreement) does not exist at the time of declaration or payment of any such cash dividend and would not exist after giving effect to such cash dividend, and provided such cash dividends do not exceed an aggregate of $3,000,000 per fiscal year. In addition, on December 31, 2012, we entered into a consent with the Bank that permits a one-time special dividend (described in Note 12 below) of up to $5 million to be paid no later than December 31, 2012, without a creating an Event of Default.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

10.	Retirement Plans

The following table provides detail of the components of net periodic benefit cost of our German subsidiary’s defined benefit pension plan for the three months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Service cost	$1	$3	$2	$7
Interest cost	47	56	93	114
Expected return on plan assets	(18)	(23)	(36)	(48)
Amortization of net (gain) loss	2	(1)	4	(1)
Net periodic benefit cost	$32	$35	$63	$72

We contributed $9,000 and $17,000 to our German subsidiary’s defined benefit pension plan during the three and six months ended December 31, 2012, respectively, and expect to make additional, similar, quarterly contributions during the remaining quarters of our fiscal 2013.  We contributed $0 and $10,000 to our German subsidiary’s defined benefit plan during the three and six months ended December 31, 2011, respectively.

We maintain a U.S. employee retirement savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code.  We reinstated our employer match as of July 1, 2012 under which we match 25% of the first 5% of the employee’s annual salary invested by the employee in the 401(k) plan.  During the three months ended December 31, 2012 and 2011, we contributed $39,000 and $0 in matching funds to the 401(k) plan, respectively.   During the six months ended December 31, 2012 and 2011, we contributed $82,000 and $0 in matching funds to the 401(k) plan, respectively.

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our U.K. based employees.  For our U.K. based employees who contribute 4% or more of their salary to the Stakeholder Plan, we match 100% of employee contributions, up to 7% of their salary.  During the three months ended December 31, 2012 and 2011, we contributed $14,000 and $16,000 to the Stakeholder Plan, respectively.  During the six months ended December 31, 2012 and 2011, we contributed $30,000 and $32,000 to the Stakeholder Plan, respectively.

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

Asserting Party	Jurisdiction	Patents at Issue
Pragmatus VOD LLC	U.S. District Court of Delaware	U.S. Patents Nos. 5,581,479 and 5,636,139

Olympic Developments AG, LLC	U.S. District Court Central District of California	U.S. Patents Nos. 5,475,585 and 6,246,400

InterAd Technologies	U.S. District Court of Delaware	U.S. Patent No. 5,438,353

LVL Patent Group	U.S. District Court of Delaware	U.S Patent No. 6,044,382

Sprint Communications Company, L.P.	U.S. District Court Eastern District of Pennsylvania	U.S. Patent Nos. 6,754,907 and 6,757,907

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

We continue to review our potential obligations under our indemnification agreements with these customers and the indemnity obligations to these customers from other vendors that also provided systems and services to these customers.  From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from our acts or omissions, our employees, authorized agents or subcontractors.  We have not accrued any material liabilities related to such indemnifications in our financial statements and do not expect any other material costs as a result of such obligations.  The maximum potential amount of future payments that we could be required to make is unlimited, and we are unable to estimate any possible loss or range of possible loss.

Pursuant to the terms of the employment agreements with our executive officers, employment may be terminated by either the respective executive officer or us at any time.  In the event the executive officer voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  In the event our CEO resigns within three months of a change in control or the CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two.  Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period.  At December 31, 2012, the maximum contingent liability under these agreements is $2,102,000.  Our employment agreements with certain of our officers contain certain offset provisions, as defined in their respective agreements.

12.	Dividend

During the six months ended December 31, 2012, our Board of Directors approved three quarterly cash dividends, including two during the three months ended September 30, 2012, and a special dividend. The following summarizes our dividend activity during the six months ended December 31, 2012:

Record	Payment		Dividend
Date	Date	Type	Per Share	Total
				(In Thousands)
July 17, 2012	July 31, 2012	Quarterly	$0.06	$541
September 14, 2012	September 28, 2012	Quarterly	$0.06	$554
December 14, 2012	December 28, 2012	Quarterly	$0.06	$556
December 21, 2012	December 31, 2012	Special	$0.50	$4,632
Total				$6,283

As of December 31, 2012, we have accrued for $330,000 of dividends payable to holders of restricted common stock who held restricted shares at the time of dividend record dates and still hold those restricted shares as of December 31, 2012.  Such dividends will be paid when the restrictions on a holder’s restricted common shares lapse.  This dividend payable is divided between current payable and non-current payable in the amounts of $76,000 and $254,000 respectively based upon the expected vest date of the underlying shares. These holders of restricted common stock will receive the dividend payments as long as they remain eligible at the vest date of the shares. Because the participants are not entitled to these dividends unless they complete the requisite service period for the shares to vest, they are not participating dividends as defined under ASC 260-10.

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

Results of Operations

The three months ended December 31, 2012 compared to the three months ended December 31, 2011

	Three Months Ended
	December 31,
(Dollars in Thousands)	2012	2011	$ Change	% Change

Product revenue	$10,099	$10,034	$65	0.6%
Service revenue	6,490	6,376	114	1.8%
Total revenue	16,589	16,410	179	1.1%

Product cost of sales	4,295	4,569	(274)	(6.0%)
Service cost of sales	2,751	2,843	(92)	(3.2%)
Total cost of sales	7,046	7,412	(366)	(4.9%)

Product gross margin	5,804	5,465	339	6.2%
Service gross margin	3,739	3,533	206	5.8%
Total gross margin	9,543	8,998	545	6.1%

Operating expenses:
Sales and marketing	3,643	4,296	(653)	(15.2%)
Research and development	2,948	3,346	(398)	(11.9%)
General and administrative	2,076	1,817	259	14.3%
Total operating expenses	8,667	9,459	(792)	(8.4%)

Operating income (loss)	876	(461)	1,337	NM (1)

Interest (expense) income - net	(8)	16	(24)	NM (1)
Other expense - net	(189)	(196)	7	(3.6%)

Income (loss) before income taxes	679	(641)	1,320	NM (1)

Provision for income taxes	6	192	(186)	(96.9%)

Net income (loss)	$673	$(833)	$1,506	NM (1)

(1) NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the three months ended December 31, 2012 was $10.1 million, an increase of $0.1 million, or 0.6%, from $10.0 million for the three months ended December 31, 2011.  The increase in product revenue resulted from the $0.6 million, or 15.7%, increase in real-time product revenue for the three months ended December 31, 2012 compared to the same period in the prior year.  The period over period increase in real-time product revenue resulted from increased volume of both iHawk sales and real-time custom product solution sales to customers in Japan during the three months ended December 31, 2012, compared to the same period in the prior year.

Partially offsetting the increase in real-time product revenue, our video product revenue declined by $0.5 million, or 8.8%, for the three months ended December 31, 2012 compared to the same period in the prior year.  Our video product revenue declined primarily due to prior year system deployments to two new European video customers that did not recur in the current year period.  Fluctuation in video product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.  The decline in European video product revenue was partially offset by approximately $0.1 million of additional video product revenue from licensing our IPv4 internet addresses to a third party during the three months ended December 31, 2012.

Service Revenue.   Total service revenue for the three months ended December 31, 2012 was $6.5 million, an increase of approximately $0.1 million, or 1.8%, from $6.4 million for the three months ended December 31, 2011.  The increase in service revenue was due to a $0.1 million, or 1.9%, increase in service revenue related to our video solutions product line, primarily due to an increase in the volume of video system installations during the current year, compared to the same period in the prior year.

Product Gross Margin.  Product gross margin was $5.8 million for the three months ended December 31, 2012, an increase of approximately $0.3 million, or 6.2%, from $5.5 million for the three months ended December 31, 2011.    Product gross margin as a percentage of product revenue increased to 57.5% for the three months ended December 31, 2012 from 54.5% for the three months ended December 31, 2011.   Product margins increased in both dollars and as a percentage of revenue during the three months ended December 31, 2012, compared to the same period in the prior year, primarily due to the mix of customers purchasing our product, followed by the mix of products sold, and finally from revenue that we have received from licensing our IPv4 internet addresses during the current period, which has minimal cost to us.

Service Gross Margin.  Service gross margin was $3.7 million for the three months ended December 31, 2012, an increase of $0.2 million, or 5.8%, from $3.5 million for the three months ended December 31, 2011.  Gross margin on service revenue increased to 57.6% of service revenue for the three months ended December 31, 2012 from 55.4% of service revenue for the three months ended December 31, 2011.  The increase in service margin as a percentage of service revenue was due to the $0.1 million increase in service revenue, coupled with the $0.1 million, or 3.2% decrease in service costs during the three months ended December 31, 2012, compared to the same period in the prior year.  Decreasing service costs resulted from the decrease in support staff from our prior year actions to lower personnel costs to the level that we believe is appropriate for current business volumes.

Sales and Marketing. Sales and marketing expenses decreased approximately $0.7 million, or 15.2% to $3.6 million for the three months ended December 31, 2012 from $4.3 million for the three months ended December 31, 2011.  Sales and marketing expenses decreased $0.7 million due to lower salaries and benefits during the three months ended December 31, 2012, compared to the same period in the prior year due to reductions in our international workforce and reorganization of our domestic workforce in the latter half of our prior fiscal year to create greater efficiency.

Research and Development.  Research and development expenses decreased $0.4 million, or 11.9%, to approximately $2.9 million for the three months ended December 31, 2012, from $3.3 million for the three months ended December 31, 2011 due to a $0.5 million reduction in salaries, benefits and contracted labor costs during the three months ended December 31, 2012 resulting from reductions in force during the latter half of our prior fiscal year, enabled by our recent changes to our research and development group.  Partially offsetting these decreasing expenses, we incurred an additional $0.1 million of incentive compensation expense during the three months ended December 31, 2012, compared to the same period in the prior year, due to higher revenue and profitability in the current period.

General and Administrative.  General and administrative expenses increased approximately $0.3 million, or 14.3%, to approximately $2.1 million for the three months ended December 31, 2012 from $1.8 million for the three months ended December 31, 2011.  We incurred an additional $0.3 million of incentive compensation expense during the three months ended December 31, 2012, compared to the same period in the prior year, due to higher revenue and profitability in the current period. Partially offsetting the increase in incentive compensation, we incurred $0.1 million less in salaries, wages and benefits due to a period over period decrease in general and administrative personnel.

Other expense, net.  During the three month periods ended December 31, 2012 and 2011, we incurred approximately $0.2 million of realized currency translation losses.  These losses resulted from the decreasing value of the Japanese yen in the current period and the decreasing value of the euro and the Japanese yen in the prior year period, relative to the U.S. dollar, resulting in an impact on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our subsidiaries for which the euro and Japanese yen are the functional currency.

Provision for Income Taxes.  We recorded minimal income tax provision for the three months ended December 31, 2012, compared to $0.2 million for the three months ended December 31, 2011.  We have net operating loss carryforwards available to offset taxable income in the United States and in many of the foreign locations in which we operate, but do not have net operating loss carryforwards available to offset taxable income in Japan.  Our tax provision recorded during the prior period was primarily attributable to the income tax provision recorded by our subsidiary in Japan as a result of its pretax income recorded during the period.  During the three months ended December 31, 2012, our Japanese subsidiary incurred $0.2 million of realized foreign currency losses which negated any income tax provision by our Japanese subsidiary in the current year period.    We have established a full valuation allowance for deferred tax assets attributable to our net operating loss carryforwards, as we have determined that it is more likely than not that such deferred tax assets will not be realized.

Net Income.  The net income for the three months ended December 31, 2012 was $0.7 million or $0.08 per basic and diluted share, compared to a net loss for the three months ended December 31, 2011 of $0.8 million, or $0.10 per basic and diluted share.

The six months ended December 31, 2012 compared to the six months ended December 31, 2011

	Six Months Ended
	December 31,
(Dollars in Thousands)	2012	2011	$ Change	% Change

Product revenue	$19,063	$16,818	$2,245	13.3%
Service revenue	12,530	12,480	50	0.4%
Total revenue	31,593	29,298	2,295	7.8%

Product cost of sales	7,848	7,339	509	6.9%
Service cost of sales	5,390	5,680	(290)	(5.1%)
Total cost of sales	13,238	13,019	219	1.7%

Product gross margin	11,215	9,479	1,736	18.3%
Service gross margin	7,140	6,800	340	5.0%
Total gross margin	18,355	16,279	2,076	12.8%

Operating expenses:
Sales and marketing	7,281	8,598	(1,317)	(15.3%)
Research and development	5,795	6,926	(1,131)	(16.3%)
General and administrative	3,990	3,720	270	7.3%
Total operating expenses	17,066	19,244	(2,178)	(11.3%)

Operating income (loss)	1,289	(2,965)	4,254	NM (1)

Interest (expense) income - net	(11)	59	(70)	NM (1)
Other expense	(167)	(226)	59	(26.1%)

Income (loss) before income taxes	1,111	(3,132)	4,243	NM (1)

Provision for income taxes	113	301	(188)	(62.5%)

Net income (loss)	$998	$(3,433)	$4,431	NM (1)

(1) NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the six months ended December 31, 2012 was $19.1 million, an increase of approximately $2.2 million, or 13.3%, from $16.8 million for the six months ended December 31, 2011.  The increase in product revenue resulted primarily from the $1.8 million, or 20.3%, increase in video product revenue for the six months ended December 31, 2012, compared to the same period in the prior year.  This increase in video product revenue was primarily due to resumption of spending by our two largest domestic video customers, who made minimal purchases from us in the same period of the prior year, due to irregular spending patterns, coupled with the economic slowdown.  We also generated an additional $0.3 million of video product revenue from licensing our IPv4 internet addresses to a third party during the six months ended December 31, 2012.  Fluctuation in video product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of our revenue.

Product Gross Margin.  Product gross margin was $11.2 million for the six months ended December 31, 2012, an increase of approximately $1.7 million, or 18.3%, from $9.5 million for the six months ended December 31, 2011.  Product margin increased in terms of dollars primarily due to higher product revenue during the six months ended December 31, 2012, compared to the same period of the prior year.  Product gross margin as a percentage of product revenue increased to 58.8% for the six months ended December 31, 2012 from 56.4% for the six months ended December 31, 2011.   Product margins increased as a percentage of revenue during the six months ended December 31, 2012, compared to the same period in the prior year, primarily due to the mix of customers purchasing our product, followed by the mix of products sold during the six months ended December 31, 2012, and finally from licensing our IPv4 internet addresses during the current period, which has minimal cost to us.

Service Gross Margin.  Service gross margin was $7.1 million for the six months ended December 31, 2012, an increase of $0.3 million, or 5.0%, from $6.8 million for the six months ended December 31, 2011.  Gross margin on service revenue increased to 57.0% of service revenue for the six months ended December 31, 2012 from 54.5% of service revenue for the six months ended December 31, 2011.  The increase in service margin as a percentage of service revenue was primarily due to a $0.3 million, or 5.1% decrease in service costs during the six months ended December 31, 2012.  Decreasing service costs resulted from the decrease in support staff and severance charges resulting from our prior year actions to lower personnel costs to the level that we believe is appropriate for current business volumes.

Sales and Marketing. Sales and marketing expenses decreased $1.3 million, or 15.3%, to $7.3 million for the six months ended December 31, 2012 from $8.6 million for the six months ended December 31, 2011.  Sales and marketing expenses decreased $1.3 million due to lower salaries and benefits and $0.1 million due to lower severance charges during the six months ended December 31, 2012, compared to the same period in the prior year.  Salaries, benefits and severance charges decreased due to reductions in our international workforce and reorganization of our domestic workforce in the latter half of our prior fiscal year to create greater efficiency.  Partially offsetting these decreasing expenses, we incurred an additional $0.2 million of commission expense during the six months ended December 31, 2012, compared to the same period in the prior year, due to higher revenue in the current year period.

Research and Development.  Research and development expenses decreased $1.1 million, or 16.3%, to approximately $5.8 million for the six months ended December 31, 2012, from $6.9 million for the six months ended December 31, 2011 due to a $1.2 million reduction in salaries, benefits and contracted labor costs during the six months ended December 31, 2012 resulting from reductions in force during the latter half of our prior fiscal year, enabled by our recent changes to our research and development group.  Partially offsetting these decreasing expenses, we incurred an additional $0.2 million of incentive compensation expense during the six months ended December 31, 2012, compared to the same period in the prior year, due to higher revenue and profitability in the current period.

General and Administrative.  General and administrative expenses increased approximately $0.3 million, or 7.3%, to approximately $4.0 million for the six months ended December 31, 2012 from $3.7 million for the six months ended December 31, 2011.  We incurred an additional $0.4 million of incentive compensation expense during the six months ended December 31, 2012, compared to the same period in the prior year, due to higher revenue and profitability in the current period. Partially offsetting the increase in incentive compensation, we incurred $0.1 million less in salaries, wages and benefits due to a period over period decrease in general and administrative personnel.

Other expense, net.  During the six month periods ended December 31, 2012 and 2011, we incurred approximately $0.1 million and $0.2 million of realized currency translation losses, respectively.  These losses resulted from the decreasing value of the Japanese yen in the current period and the decreasing value of the euro and the Japanese yen in the prior year period, relative to the U.S. dollar, resulting in an impact on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our subsidiaries for which the euro and Japanese yen are the functional currency.

Provision for Income Taxes.  We recorded a $0.1 million income tax provision for the six months ended December 31, 2012, compared to $0.3 million for the six months ended December 31, 2011.  We have net operating loss carryforwards available to offset taxable income in the United States and in many of the foreign locations in which we operate, but do not have net operating loss carryforwards available to offset taxable income in Japan.  Our tax provision recorded during both periods was primarily attributable to the income tax provision recorded by our subsidiary in Japan as a result of its pretax income recorded during the period. We have established a full valuation allowance for deferred tax assets attributable to our net operating loss carryforwards, as we have determined that it is more likely than not that such deferred tax assets will not be realized.

Net Income.  The net income for the six months ended December 31, 2012 was $1.0 million or $0.11 per basic and diluted share, compared to a net loss for the six months ended December 31, 2011 of $3.4 million, or $0.40 per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, product and service costs, operating results and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

●	the rate of growth or decline or change in market, if any, of video solutions market expansions and the pace that video service companies implement, upgrade or replace video solutions technology;

●	the impact of the global economic conditions on our business and our customers, including European Union austerity measures;

●	the rate of growth or decline, if any, of deployment of our real-time products;

●	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

●	our ability to manage expenses consistent with the rate of growth or decline in our markets;

●	ongoing cost control actions and expenses, including capital expenditures;

●	the margins on our product and service sales;

●	timing of product shipments, which typically occur during the last month of the quarter;

●
our reliance on a small customer base (three customers accounted for 38% of our revenue for the six months ended December 31, 2012, and three customers accounted for 39% of our revenue for the six months ended December 31, 2011);

●	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles;

●
the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital;

●	the rate of growth or decline, if any, of sales to the government and government related entities; and

●	the use of cash to pay quarterly and special dividends.

Uses and Sources of Cash

We generated $1.6 million of cash from operating activities during the six months ended December 31, 2012 compared to using $5.4 million of cash from operating activities during the six months ended December 31, 2011.  Operating cash flow during the six months ended December 31, 2012 was generated by operating profits during the period and reductions to our inventory.  Prior period operating cash outflow was primarily generated by operating losses resulting from lower revenue volume and higher expenses during the period, as well as prepayment of certain expenses and refundable value added taxes.

We invested $0.5 million and $0.9 million in property, plant and equipment during the six months ended December 31, 2012 and 2011, respectively.  Capital additions during each of these periods were primarily related to development and test equipment and demonstration systems used by our sales and marketing group.  We expect capital additions to continue at a higher quarterly rate, similar to our prior year’s quarterly levels, during the remainder of our fiscal year.

During the six months ended December 31, 2012, our Board of Directors approved three quarterly cash dividends of $0.06 per share.  The first dividend is related to our third quarter of fiscal 2012 and was paid on July 31, 2012 to all unrestricted stockholders of record as of July 17, 2012, aggregating $0.5 million.  The second dividend is related to our fourth quarter of fiscal 2012 and was paid on September 28, 2012 to all unrestricted stockholders of record as of September 14, 2012, aggregating $0.5 million.  The third dividend is related to our first quarter of fiscal 2013 and was paid on December 28, 2012 to all unrestricted stockholders of record as of December 14, 2012, aggregating $0.5 million.  On December 11, 2012, our Board of Directors declared a special dividend of $0.50 per share of common stock. The special dividend was paid on December 31, 2012 to unrestricted stockholders of record at the close of business on December 21, 2012, aggregating $4.4 million.

Additionally, during the six months ended December 31, 2012 we paid $8,000 in dividends to holders of restricted shares as of dividend record dates, whose restrictions have subsequently lapsed.  As of December 31, 2012, we have accrued for $0.3 million of dividends payable to holders of restricted common stock who held restricted shares at the time of dividend record dates and still hold those restricted shares as of December 31, 2012.  Such dividends will be paid, without interest, when the restrictions on a holder’s restricted common shares lapse.  We intend to pay a regular quarterly cash dividend on our common shares subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant. We believe that a portion of our dividends may be treated as a return of capital to shareholders, rather than dividend income, as we believe dividend payments may exceed our cumulative earnings and profits for our fiscal year ended June 30, 2013.

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

The interest rate on the Revolver was 4.0% as of December 31, 2012. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of December 31, 2012, $10.0 million was available to us under the Revolver.  As of December 31, 2012, $0 was drawn under the Revolver, and we did not draw against the Revolver at any time during the six months ended December 31, 2012.

Under the Revolver, we are obligated to maintain a consolidated tangible net worth of at least $13.5 million as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs, and a consolidated adjusted quick ratio of at least 1.25 to 1.00.  As of December 31, 2012, we were in compliance with these covenants as our consolidated adjusted quick ratio (cash, short-term investments and accounts receivable divided by current liabilities, excluding deferred revenue) was 5.52 to 1.00 and our tangible net worth (total assets minus total liabilities and intangible assets) was $22.7 million.  The Revolver is secured by substantially all of the assets of Concurrent.

On July 30, 2012, we entered into a Waiver and Second Modification (the “Modification”) to the Second Amended and Restated Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (the “Bank”) governing the Revolver.  The Modification permits us to make payments of quarterly cash dividends.  We may pay quarterly cash dividends, as approved by our board of directors from time to time, so long as an Event of Default (as defined in the Agreement) does not exist at the time of declaration or payment of any such cash dividend and would not exist after giving effect to such cash dividend, provided such cash dividends do not exceed an aggregate of $3.0 million per fiscal year. On December 31, 2012, we entered into a consent with the Bank that permits a one-time special dividend of up to $5 million to be paid no later than December 31, 2012 without a creating an event of default.

At December 31, 2012, we had working capital (current assets less current liabilities) of $24.7 million, including cash and cash equivalents of approximately $24.6 million, and had no material commitments for capital expenditures.  At June 30, 2012, we had working capital of $29.4 million, including cash and cash equivalents of approximately $29.6 million.  Based upon our existing cash balances, historical cash usage, available credit facility, and anticipated operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital, capital expenditure requirements and any dividend payments for at least the next twelve months.

Off-Balance Sheet Arrangements

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers that often require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products.  We evaluate estimated losses for such indemnifications under ASC 460-20 and ASC 460-10-25.  We consider factors such as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from our acts or omissions, our employees, authorized agents or subcontractors.  We have not accrued any material liabilities related to such indemnifications in our financial statements and do not expect any material costs as a result of such obligations.  See footnote 11 to the Condensed Consolidated Financial Statements for the additional disclosures regarding indemnification.

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012. There have been no material changes to our contractual obligations and commercial commitments during the six months ended December 31, 2012.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this quarterly report may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, new market growth, payment of dividends, and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, the impact of our new video solutions strategy on our business, anticipated managed service revenue and cost of sales from our MDI sales, expected level of capital additions, the expected impact of reductions in force on our results of operations, downturn, the expected timing of revenue recognition for MDIs sales, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash,  the impact of litigation and the payment of dividends.  These statements are based on beliefs and assumptions of our management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: delays or cancellations of customer orders; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; margins of video business to capture new business; fluctuations and timing of large video orders; doing business in the People’s Republic of China; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  the impact of reductions in force on our operations; rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of competition on the pricing of video solutions products; our ability to satisfy the financial covenants in the Revolver; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new video solutions; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macro-economic environment; continuing unevenness of the global economic recovery; privacy concerns over data collection; earthquakes, tsunamis, floods and other natural disasters in areas in which our customers and suppliers operate; and the availability of debt or equity financing to support our liquidity needs.

Other important risk factors are discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and our Periodic Report on Form 10-Q for the three months ended September 30, 2012.

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

Changes in Internal Controls

There were no changes to our internal controls over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings

We are not presently involved in any material litigation.  However, we are, from time to time, party to various routine legal proceedings arising out of our business.  See footnote 11 to our Condensed Consolidated Financial Statements for additional information about legal proceedings.

Item 1A.	Risk Factors

Risk factors are discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended June 30, 2012, and in our Periodic Report on Form 10-Q for the three months ended September 30, 2012.  There have been no other material changes to our risk factors as previously disclosed.

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

4.4	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

4.5	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in the Notes to the condensed consolidated financial statements in this report.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 29, 2013		CONCURRENT COMPUTER CORPORATION

	By:	/s/ Emory O. Berry
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

4.4	Form of Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

4.5	Form of Warrant (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated May 15, 2007 and incorporated herein by reference).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in the Notes to the condensed consolidated financial statements in this report.

** Filed herewith.