Form 10-Q
period 2013-03-31
CONCURRENT COMPUTER CORP/DE
filed 2013-04-30
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013
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

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of April 24, 2013 was 9,226,054.

Concurrent Computer Corporation
Form 10-Q
For the Three and Nine Months Ended March 31, 2013

Tableof Contents

Part I              Financial Information

Item 1.	Condensed Consolidated Financial Statements

Concurrent Computer Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data,)

	March 31,	June 30,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,370	$29,613
Accounts receivable, less allowance for doubtful accounts of $88 at March 31, 2013 and $80 at June 30, 2012	16,862	8,739
Inventories	2,949	3,683
Prepaid expenses and other current assets	1,559	2,129
Total current assets	43,740	44,164

Property, plant and equipment, net	3,114	3,966
Intangible - purchased technology, net	384	928
Intangible - customer relationships, net	610	739
Other long-term assets, net	845	1,076
Total assets	$48,693	$50,873

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,450	$5,931
Deferred revenue	10,575	8,850
Total current liabilities	18,025	14,781

Non-current liabilities:
Deferred revenue	1,607	2,788
Pension liability	2,673	2,541
Other	1,801	1,657
Total liabilities	24,106	21,767

Commitments and contingencies (Note 12)

Stockholders' equity:
Shares of common stock, par value $.01; 14,000,000 authorized; 8,791,891 and 8,700,789 issued and outstanding at March 31, 2013 and June 30, 2012, respectively	88	87
Capital in excess of par value	208,422	207,830
Accumulated deficit	(184,291)	(179,415)
Treasury stock, at cost; 37,788 at March 31, 2013 and June 30, 2012	(255)	(255)
Accumulated other comprehensive income	623	859
Total stockholders' equity	24,587	29,106

Total liabilities and stockholders' equity	$48,693	$50,873

The accompanying notes are an integral part of the condensed consolidated financial statements.

Tableof Contents

 Concurrent Computer Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenues:
Product	$10,714	$9,996	$29,777	$26,814
Service	6,213	6,295	18,743	18,775
Total revenues	16,927	16,291	48,520	45,589

Cost of sales:
Product	4,591	3,329	12,439	10,668
Service	2,336	2,950	7,726	8,630
Total cost of sales	6,927	6,279	20,165	19,298

Gross margin	10,000	10,012	28,355	26,291

Operating expenses:
Sales and marketing	3,527	3,993	10,808	12,591
Research and development	2,878	3,446	8,673	10,372
General and administrative	2,362	1,841	6,352	5,561
Total operating expenses	8,767	9,280	25,833	28,524

Operating income (loss)	1,233	732	2,522	(2,233)

Interest income	8	6	34	101
Interest expense	(15)	(21)	(50)	(56)
Other expense, net	(222)	(249)	(391)	(476)

Income (loss) before income taxes	1,004	468	2,115	(2,664)

Provision for income taxes	67	131	180	432

Net income (loss)	$937	$337	$1,935	$(3,096)

Net income (loss) per share
Basic	$0.11	$0.04	$0.22	$(0.36)
Diluted	$0.11	$0.04	$0.22	$(0.36)
Weighted average shares outstanding - basic	8,754	8,644	8,726	8,584
Weighted average shares outstanding - diluted	8,894	8,751	8,873	8,584
Cash dividends declared per common share	$0.06	$-	$0.74	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Tableof Contents

Concurrent Computer Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In Thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net income (loss)	$937	$337	$1,935	$(3,096)
Other comprehensive income (loss):
Foreign currency translation adjustment	(24)	(22)	(242)	207
Pension and post-retirement benefits, net of tax	2	-	6	2
Other comprehensive income (loss)	(22)	(22)	(236)	209
Comprehensive income (loss)	$915	$315	$1,699	$(2,887)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Tableof Contents

Concurrent Computer Corporation
Condensed Consolidated Statements of Stockholders’
Equity and Comprehensive Income (Loss)
(Dollars In thousands)
For the nine month period ended March 31, 2013

	Common Stock					Treasury Stock
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comp. Income	Shares	Cost	Total

Balance at June 30, 2012	8,700,789	$87	$207,830	$(179,415)	$859	(37,788)	$(255)	$29,106

Comprehensive income:
Net income				1,935				1,935
Foreign currency translation					(242)			(242)
Pension plan					6			6
Total comprehensive income								1,699

Dividends declared				(6,837)				(6,837)
Dividends forfeited with restricted stock forfeitures				26				26
Stock option compensation expensed			2					2
Restricted stock compensation expensed			591					591
Lapse of restriction on restricted stock	91,102	1	(1)					-
Balance at March 31, 2013	8,791,891	$88	$208,422	$(184,291)	$623	(37,788)	$(255)	$24,587

The accompanying notes are an integral part of the condensed consolidated financial statements

Tableof Contents

Concurrent Computer Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES
Net income (loss)	$1,935	$(3,096)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,426	2,666
Provision for inventory	300	86
Share-based compensation	593	583
Other non-cash expenses	370	461
Changes in operating assets and liabilities:
Accounts receivable	(8,137)	(7,222)
Inventories	434	(350)
Prepaid expenses and other current assets	450	(574)
Accounts payable and accrued expenses	1,287	903
Other long-term assets	199	605
Deferred revenue	544	(2,176)
Other long-term liabilities	5	(188)
Total adjustments to net income (loss)	(1,529)	(5,206)
Net cash provided by (used in) operating activities	406	(8,302)

INVESTING ACTIVITIES
Additions to property and equipment	(801)	(1,244)
Proceeds from sale or maturity of short-term investments	-	7,634
Purchase of short-term investments	-	(2,226)
Net cash (used in) provided by investing activities	(801)	4,164

FINANCING ACTIVITIES
Dividends paid	(6,478)	-
Net cash used in financing activities	(6,478)	-

Effect of exchange rates on cash and cash equivalents	(370)	(344)

Change in cash and cash equivalents	(7,243)	(4,482)
Cash and cash equivalents at beginning of period	29,613	27,814
Cash and cash equivalents at end of period	$22,370	$23,332

Cash paid during the period for:
Interest	$20	$20
Income taxes (net of refunds)	$856	$882

The accompanying notes are an integral part of the condensed consolidated financial statements

Tableof Contents

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

Income Taxes

As of June 30, 2012, we have U.S. Federal net operating loss carryforwards of approximately $116,808,000 for income tax purposes, of which $18,623,000 expire in fiscal year 2013, and the remaining carryforwards expire at various dates through 2032.  We completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code of 1986 (the “Code”) on our ability to utilize these net operating losses.  The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2012.  Therefore, we do not expect the U.S. Federal net operating losses to be subject to limitation under Section 382, unless there are additional material ownership changes in the future.  We have established a full valuation allowance for deferred tax assets attributable to our net operating loss carryforwards, as we have determined that it is more likely than not that such deferred tax assets will not be realized.  We recorded $67,000 and $180,000 of income tax provision during the three and nine months ended March 31, 2013, respectively, primarily due to alternative minimum tax in the United States and taxable income earned by our Japan subsidiary, which does not have net operating loss carryforwards available to offset taxable income.

Recently Issued Accounting Pronouncements

Adopted

The Financial Accounting Standards Board (FASB) issued ASU No. 2011-05, Comprehensive Income (Topic 220) (“ASU 2011-05”).  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  ASU 2011-05 also requires an entity to present on the face of the financial statement reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU 2011-05 should be applied retrospectively and is effective for public entities as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011.  The Company adopted the new guidance on July 1, 2012 resulting in a change in the presentation of comprehensive income for the nine months ended March 31, 2013 and 2012.

Tableof Contents

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements.  The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company adopted the new guidance on July 1, 2012 resulting in a change in the presentation of comprehensive income for the three and nine months ended March 31, 2013 and 2012.

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

Our sales model for media data intelligence (“MDI”) products includes the option for customers to purchase: (1) a perpetual license with maintenance; (2) a term license with maintenance and managed services;  (3) software as a service, or (4) perpetual license with maintenance and managed services.  We expect that revenue from these sales generally will be recognized over the term of the various customer contracts.  Professional services attributable to implementation of our media data and advertising products or managed services are essential to the customers’ use of these products and services.  We defer commencement of revenue recognition for the entire arrangement until we have delivered the essential professional services or have made a determination that the remaining professional services are no longer essential to the customer.  We recognize revenue for managed services and software-as-a-service arrangements once we commence providing the managed or software services and recognize the service revenue ratably over the term of the various customer contracts.  In circumstances whereby we sell a term license and managed services, we commence revenue recognition after both the software and service are made available to the customer and recognize the revenue from the entire arrangement ratably over the longer of the term license or managed service period.

Tableof Contents

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

Tableof Contents

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

As of March 31, 2013 and June 30, 2012, we did not have an outstanding balance on our bank line of credit.  We did not have an average outstanding balance on our bank line of credit for the nine months ended March 31, 2013.

Our financial assets that are measured at fair value on a recurring basis as of March 31, 2013 are as follows (in thousands):

	As of	Quoted Prices in	Observable	Unobservable
	March 31, 2013	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$12,339	$12,339	$-	$-
Money market funds	10,031	10,031	-	-
Cash and cash equivalents	$22,370	$22,370	$-	$-

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2012 are as follows (in thousands):

	As of	Quoted Prices in	Observable	Unobservable
	June 30, 2012	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$19,591	$19,591	$-	$-
Money market funds	10,022	10,022	-	-
Cash and cash equivalents	$29,613	$29,613	$-	$-

3.	Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.  Common share equivalents of 182,000 and 695,000 for the three months ended March 31, 2013 and 2012, respectively, were excluded from the calculation as their effect was antidilutive.  Common share equivalents of 251,000 and 795,000 for the nine months ended March 31, 2013 and 2012, respectively, were excluded from the calculation as their effect was antidilutive.

Tableof Contents

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following table presents a reconciliation of the numerators and denominators of basic and diluted net loss per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Basic and diluted earnings per share (EPS) calculation:
Net income (loss)	$937	$337	$1,935	$(3,096)

Basic weighted average number of shares outstanding	8,754	8,644	8,726	8,584
Effect of dilutive securities:
Restricted stock	133	107	147	-
Stock options	7	-	-	-
Diluted weighted average number of shares outstanding	8,894	8,751	8,873	8,584
Basic EPS	$0.11	$0.04	$0.22	$(0.36)
Diluted EPS	$0.11	$0.04	$0.22	$(0.36)

4.	Share-Based Compensation

As of March 31, 2013, we had share-based employee compensation plans which are described in Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2012.  Stock option awards are granted with an exercise price equal to the market price of our stock at the date of grant.  We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  As of March 31, 2013, we had 245,047 stock options outstanding and 471,951 restricted shares outstanding.  No stock options were granted during the nine months ended March 31, 2013.

During the third quarter of our fiscal year 2013 our Board of Directors approved a $0.50 reduction in the exercise price of outstanding stock options for existing employees and board members as an equitable adjustment for the $0.50 special dividend declared and paid during the second quarter of our fiscal year 2013.  We accounted for this equitable adjustment to exercise price as a modification on the date of approval.  This modification resulted in less than $1,000 of additional expense as most option exercise prices remain above our stock’s trading price after the equitable adjustment.  We use the Black-Scholes valuation model to estimate the fair value of each option award under modification accounting.

During the nine months ended March 31, 2013, we issued 243,000 shares of restricted stock.  During the three months ended March 31, 2013, we did not issue any shares of restricted stock.  These restricted stock issuances consisted of 109,667 restricted shares granted to participants that vest ratably over a four year service period as long as the participant remains employed with Concurrent.  The issuance of restricted shares also consisted of 133,333 performance-based restricted shares granted to executive management during the nine months ended March 31, 2013 that vest based upon meeting specified company performance criteria over the next three years.  A summary of the activity of our time-based, service condition restricted shares during the nine months ended March 31, 2013, is presented below:

		Weighted Average
		Grant Date
Restricted Stock Awards	Shares	Fair Value
Non-vested at July 1, 2012	246,066	$4.94
Awarded	109,667	4.63
Released	(91,102)	4.61
Forfeited	(23,692)	5.15
Non-vested at March 31, 2013	240,939	$4.90

Tableof Contents

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

During the three and nine months ended March 31, 2013, we did not release restrictions on any previously granted performance based restricted shares, as we did not meet the specified performance criteria related to our fiscal 2012 results that would allow for release of such shares.  We cancelled 33,794 and 121,175 performance-based restricted shares during the three and nine months ended March 31, 2013, respectively, that had been granted to executive management and were either forfeited due to termination or expired during the period because neither the performance criteria for our fiscal 2010, 2011 and 2012 financial results, nor the market condition (achievement of a certain share price) were met.  A summary of the activity of our performance based restricted shares during the nine months ended March 31, 2013, is presented below:

		Weighted Average
		Grant Date
Performance Stock Awards	Shares	Fair Value
Non-vested at July 1, 2012	218,854	$2.25
Awarded	133,333	4.40
Released	-	-
Forfeited	(121,175)	1.93
Non-vested at March 31, 2013	231,012	$3.66

We recorded share-based compensation related to the issuance of stock options and restricted stock to employees, board members, and non-employees, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Share-based compensation expense included in the Statements of Operations:
Cost of sales	$14	$12	$41	$46
Sales and marketing	48	24	116	99
Research and development	37	14	90	88
General and administrative	125	77	346	350
Total	224	127	593	583
Tax benefit	-	-	-	-
Share-based compensation expense, net of taxes	$224	$127	$593	$583

5.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method.  We reduce our excess and obsolete inventory to market value, if below cost, based upon historical and anticipated usage.  The components of inventories are as follows (in thousands):

	March 31,	June 30,
	2013	2012
Raw materials	$1,695	$2,736
Work-in-process	304	309
Finished goods	950	638
Total inventory	$2,949	$3,683

Tableof Contents

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

6.	Other Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31,	June 30,
	2013	2012
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Patents	78	78
Total cost of intangibles	9,678	9,678

Purchased technology	(7,316)	(6,772)
Customer relationships	(1,290)	(1,161)
Patents	(12)	(7)
Total accumulated amortization	(8,618)	(7,940)

Total intangible assets, net	$1,060	$1,738

Amortization expense was $678,000 for both the nine months ended March 31, 2013 and 2012.

7.	Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands):

	March 31,	June 30,
	2013	2012
Accounts payable, trade	$2,872	$1,277
Accrued payroll, vacation, severance and other employee expenses	3,498	2,854
Current dividends payable	74	-
Other accrued expenses	1,006	1,800
Total accounts payable and accrued expenses	$7,450	$5,931

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

Tableof Contents

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

location of our customers.  A summary of our revenues by geographic area is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
United States	$9,239	$5,366	$29,431	$21,833
Canada	3,018	1,060	5,062	2,540
Total North America	12,257	6,426	34,493	24,373

Japan	2,266	7,829	8,899	14,655
Other Asia Pacific countries	996	879	1,663	1,776
Total Asia Pacific	3,262	8,708	10,562	16,431

Europe	1,408	1,149	3,461	4,689

South America	-	8	4	96

Total revenue	$16,927	$16,291	$48,520	$45,589

In addition, the following summarizes revenues by significant customer where such revenue accounted for 10% or more of total revenues for any one of the indicated periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Customer A	13%	<10%	13%	<10%
Customer B	11%	<10%	<10%	<10%
Customer C	<10%	<10%	12%	<10%
Customer D	<10%	38%	<10%	24%

We assess credit risk through ongoing credit evaluations of customers’ financial condition, and collateral is generally not required.  The following summarizes accounts receivable by significant customer for whom accounts receivable were 10% or more of total accounts receivables for any one of the indicated periods:

	March 31,	June 30,
	2013	2012
Customer C	17%	<10%
Customer B	12%	19%
Customer A	12%	12%

There were no other customers representing 10% or more of our trade receivables at March 31, 2013 and June 30, 2012.

Tableof Contents

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following summarizes purchases from significant vendors where such purchases accounted for 10% or more of total purchases for any one of the indicated periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Vendor A	37%	42%	26%	31%
Vendor B	16%	13%	14%	<10%

9.	Revolving Credit Facility

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

The interest rate on the Revolver was 4.0% as of March 31, 2013. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of March 31, 2013, $10,000,000 was available to us under the Revolver.  As of March 31, 2013, no amount is drawn under the Revolver, and we did not draw against the Revolver at any time during the nine months ended March 31, 2013.

Under the Revolver, we are obligated to maintain a consolidated tangible net worth (total assets minus total liabilities and intangible assets) of at least $14,465,000 as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs, and a consolidated adjusted quick ratio of at least 1.25 to 1.00 (cash, short-term investments and accounts receivable divided by current liabilities, excluding deferred revenue).  Additionally, we are subject to certain negative covenants whereby we must first receive the banks written consent prior to any dispositions, changes in business, management, or business locations, mergers or acquisitions, indebtedness, encumbrances, maintenance of collateral accounts, investments or subordinated debt.  As of March 31, 2013, we were in compliance with these covenants as our consolidated adjusted quick ratio was 5.27 to 1.00 and our tangible net worth was $23,526,000.  The Revolver is secured by substantially all of the assets of the company.

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

Tableof Contents

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

10.	Retirement Plans

The following table provides detail of the components of net periodic benefit cost of our German subsidiary’s defined benefit pension plan for the three and nine months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Service cost	$1	$3	$2	$10
Interest cost	48	54	142	168
Expected return on plan assets	(19)	(23)	(55)	(71)
Amortization of net (gain) loss	2	-	6	-
Net periodic benefit cost	$32	$34	$95	$107

We contributed $9,000 and $26,000 to our German subsidiary’s defined benefit pension plan during the three and nine months ended March 31, 2013, respectively, and expect to make additional, similar, quarterly contributions during the remaining quarters of our fiscal 2013.  We contributed $9,000 and $27,000 to our German subsidiary’s defined benefit plan during the three and nine months ended March 31, 2012, respectively.

We maintain a U.S. employee retirement savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code.  We reinstated our employer match as of July 1, 2012 under which we match 25% of the first 5% of the employee’s annual salary invested by the employee in the 401(k) plan.  During the three and nine months ended March 31, 2013, we contributed $54,000 and $136,000 in matching funds to the 401(k) plan, respectively.   We made no contributions to the plan during the three and nine months ended March 31, 2012, respectively.

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our U.K. based employees.  For our U.K. based employees who contribute 4% or more of their salary to the Stakeholder Plan, we match 100% of employee contributions, up to 7% of their salary.  During the three months ended March 31, 2013 and 2012, we contributed $15,000 and $16,000 to the Stakeholder Plan, respectively.  During the nine months ended March 31, 2013 and 2012, we contributed $44,000 and $48,000 to the Stakeholder Plan, respectively.

11.	Dividends

During the nine months ended March 31, 2013, our Board of Directors approved four quarterly cash dividends, including two during the three months ended September 30, 2012, and a special dividend. The following summarizes our dividend activity during the nine months ended March 31, 2013:

			Dividend
Record Date	Payment Date	Type	Per Share	Total
July 17, 2012	July 31, 2012	Quarterly	$0.06	$541,000
September 14, 2012	September 28, 2012	Quarterly	$0.06	$554,000
December 14, 2012	December 28, 2012	Quarterly	$0.06	$556,000
December 21, 2012	December 31, 2012	Special	$0.50	$4,632,000
March 15, 2013	March 29, 2013	Quarterly	$0.06	$554,000
Total				$6,837,000

As of March 31, 2013, we have accrued for $333,000 of dividends payable to holders of restricted common stock who held restricted shares at the time of dividend record dates and still hold those restricted shares as of March 31, 2013.  Such dividends will be paid when the restrictions on a holder’s restricted common shares lapse.  This dividend payable is divided between current payable and non-current payable in the amounts of $74,000 and $259,000 respectively based upon the expected vest date of the underlying shares. These holders of restricted common stock will receive the dividend payments as long as they remain eligible at the vest date of the shares. During the three months ended March 31, 2013, $26,000 of dividends payable were forfeited and returned to capital for restricted shares that were forfeited prior to meeting vesting requirements.  Because the participants are not entitled to these dividends unless they complete the requisite service period for the shares to vest, they are not participating dividends as defined under ASC 260-10.

Tableof Contents

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

Asserting Party	Jurisdiction	Patents at Issue
Pragmatus VOD LLC	U.S. District Court of Delaware	U.S. Patents Nos. 5,581,479 and 5,636,139

Olympic Developments AG, LLC	U.S. District Court Central District of California	U.S. Patents Nos. 5,475,585 and 6,246,400

InterAd Technologies	U.S. District Court of Delaware	U.S. Patent No. 5,438,353

LVL Patent Group	U.S. District Court of Delaware	U.S Patent No. 6,044,382

Sprint Communications Company, L.P.	U.S. District Court Eastern District of Pennsylvania	U.S. Patent Nos. 6,754,907 and 6,757,907

FutureVision.com LLC	U.S. District Court Eastern District of Texas	U.S. Patent No. 5,877,755

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

Pursuant to the terms of the employment agreements with our executive officers and certain other employees, employment may be terminated by either the respective executive officer or us at any time.  In the event the employee voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  In the event our CEO resigns within three months of a change in control or the CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two.  Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period.  At March 31, 2013, the maximum contingent liability under these agreements is $1,952,000.  Our employment agreements with certain of our employees contain certain offset provisions, as defined in their respective agreements.

Tableof Contents

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

Tableof Contents

Results of Operations

The three months ended March 31, 2013 compared to the three months ended March 31, 2012

	Three Months Ended
	March 31,
(Dollars in Thousands)	2013	2012	$ Change	% Change

Product revenue	$10,714	$9,996	$718	7.2%
Service revenue	6,213	6,295	(82)	(1.3%)
Total revenue	16,927	16,291	636	3.9%

Product cost of sales	4,591	3,329	1,262	37.9%
Service cost of sales	2,336	2,950	(614)	(20.8%)
Total cost of sales	6,927	6,279	648	10.3%

Product gross margin	6,123	6,667	(544)	(8.2%)
Service gross margin	3,877	3,345	532	15.9%
Total gross margin	10,000	10,012	(12)	(0.1%)

Operating expenses:
Sales and marketing	3,527	3,993	(466)	(11.7%)
Research and development	2,878	3,446	(568)	(16.5%)
General and administrative	2,362	1,841	521	28.3%
Total operating expenses	8,767	9,280	(513)	(5.5%)

Operating income	1,233	732	501	68.4%

Interest expense - net	(7)	(15)	8	(53.3%)
Other expense – net	(222)	(249)	27	(10.8%)

Income before income taxes	1,004	468	536	114.5%

Provision for income taxes	67	131	(64)	(48.9%)

Net income	$937	$337	$600	178.0%

Product Revenue.  Total product revenue for the three months ended March 31, 2013 was $10.7 million, an increase of $0.7 million, or 7.2%, from $10.0 million for the three months ended March 31, 2012.  The increase in product revenue resulted from the $1.7 million, or 52.2%, increase in real-time product revenue for the three months ended March 31, 2013 compared to the same period in the prior year.  The period over period increase in real-time product revenue resulted from our increasing volume of both iHawk and ImaGen system sales to United States defense contractors and the United States government during the current year period.  Real-time product orders from defense contractors and the government tend to vary by quarter and year, and are dependent upon government initiatives and funding availability.

Partially offsetting the increase in real-time product revenue, our video product revenue declined by $1.0 million, or 14.6%, for the three months ended March 31, 2013 compared to the same period in the prior year.  Our video product revenue declined by $5.4 million in our Asia-Pacific market primarily due to prior year video system and storage sales to our largest Japanese video customer that did not recur in the current year period.  This Japanese video customer represented 84% of total video product revenue during the three months ended March 31, 2012.  Partially offsetting our decrease in Asia-Pacific video revenue, we experienced a $4.2 million increase in video product sales in North America during the three months ended March 31, 2013, compared to the same period in the prior year, due to a period over period increase videos system and storage sales volume to customers in the United States and Canada that expanded and in some cases replaced existing video system.  Fluctuation in video product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.

Tableof Contents

Service Revenue.   Total service revenue for the three months ended March 31, 2013 was $6.2 million, a decrease of $0.1 million, or 1.3%, from $6.3 million for the three months ended March 31, 2012.  Service revenue related to our real-time product line decreased as we have experienced a decline in real-time service revenues over the past few years, as our legacy products have been removed from service and, to a lesser extent, from customers purchasing our new products that produce less service revenue.

Product Gross Margin.  Product gross margin was $6.1 million for the three months ended March 31, 2013, a decrease of approximately $0.6 million, or 8.2%, from $6.7 million for the three months ended March 31, 2012.    Product gross margin as a percentage of product revenue decreased to 57.1% for the three months ended March 31, 2013 from 66.7% for the three months ended March 31, 2012.   Product margins decreased in both dollars and as a percentage of revenue during the three months ended March 31, 2013, compared to the same period in the prior year, primarily due to the mix of video products sold to overseas customers.

Service Gross Margin.  Service gross margin was $3.9 million for the three months ended March 31, 2013, an increase of approximately $0.5 million, or 15.9%, from $3.3 million for the three months ended March 31, 2012.  Gross margin on service revenue increased to 62.4% of service revenue for the three months ended March 31, 2013 from 53.1% of service revenue for the three months ended March 31, 2012.  The increase in service margin as a percentage of service revenue was due to the $0.6 million, or 20.8% decrease in service costs during the three months ended March 31, 2013, compared to the same period in the prior year.  Decreasing service costs resulted from the decrease in support staff and severance costs from our prior year actions to lower personnel costs to the level that we believe is appropriate for current business volumes.

Sales and Marketing. Sales and marketing expenses decreased approximately $0.5 million, or 11.7% to $3.5 million for the three months ended March 31, 2013 from $4.0 million for the three months ended March 31, 2012.  Sales and marketing expenses decreased $0.4 million due to lower personnel costs and $0.1 million due to lower severance during the three months ended March 31, 2013, compared to the same period in the prior year due to reductions in our international workforce and reorganization of our domestic workforce in the latter half of our prior fiscal year to create greater efficiency.

Research and Development.  Research and development expenses decreased approximately $0.5 million, or 16.5%, to approximately $2.9 million for the three months ended March 31, 2013, from $3.4 million for the three months ended March 31, 2012 due to a $0.4 million reduction in personnel costs and $0.2 million reduction in severance costs during the three months ended March 31, 2013 resulting from reductions in force during the latter half of our prior fiscal year, enabled by our recent changes to our research and development group.  Partially offsetting these decreasing expenses, we incurred an additional $0.1 million of incentive compensation expense during the three months ended March 31, 2013, compared to the same period in the prior year, due to higher revenue and profitability in the current period.

General and Administrative.  General and administrative expenses increased approximately $0.5 million, or 28.3%, to $2.4 million for the three months ended March 31, 2013 from $1.8 million for the three months ended March 31, 2012.  We incurred an additional $0.3 million of incentive compensation expense during the three months ended March 31, 2013, compared to the same period in the prior year, due to higher revenue and profitability in the current period. Additionally, we incurred an additional $0.3 million in severance from a reduction in force.  Partially offsetting the increase in incentive compensation and severance, we incurred $0.2 million less in salaries, wages and benefits due to a period over period decrease in general and administrative personnel.

Other expense, net.  During the three month periods ended March 31, 2013 and 2012, we incurred $0.2 million of realized currency translation losses.  These losses resulted from the impact of the decrease of the Japanese yen and euro in the current period and the decrease of the Japanese yen in the prior year period, relative to the U.S. dollar, on short-term intercompany accounts which are settled in U.S. dollars in the normal course of business by our subsidiaries for which the euro and Japanese yen are the functional currency.

Provision for Income Taxes. We recorded $0.1 million of income tax provision for both the three months ended March 31, 2013 and 2012. We have net operating loss carryforwards available to offset taxable income in the United States and in many of the foreign locations in which we operate, but do not have net operating loss carryforwards available to offset taxable income in Japan. Our tax provision recorded during the current period was primarily attributable to alternative minimum tax in the United States, which cannot be offset by net operating loss carryforwards. During the three months ended March 31, 2013, our Japanese subsidiary incurred $0.2 million of realized foreign currency losses which eliminated our Japanese subsidiary’s taxable income. We have established a full valuation allowance for deferred tax assets attributable to our net operating loss carryforwards, as we have determined that it is more likely than not that such deferred tax assets will not be realized.

Tableof Contents

Net Income.  The net income for the three months ended March 31, 2013 was $0.9 million or $0.11 per basic and diluted share, compared to a net loss for the three months ended March 31, 2012 of $0.3 million, or $0.04 per basic and diluted share.

The nine months ended March 31, 2013 compared to the nine months ended March 31, 2012

	Nine Months Ended
	March 31,
(Dollars in Thousands)	2013	2012	$ Change	% Change
Product revenue	$29,777	$26,814	$2,963	11.1%
Service revenue	18,743	18,775	(32)	(0.2%)
Total revenue	48,520	45,589	2,931	6.4%

Product cost of sales	12,439	10,668	1,771	16.6%
Service cost of sales	7,726	8,630	(904)	(10.5%)
Total cost of sales	20,165	19,298	867	4.5%

Product gross margin	17,338	16,146	1,192	7.4%
Service gross margin	11,017	10,145	872	8.6%
Total gross margin	28,355	26,291	2,064	7.9%

Operating expenses:
Sales and marketing	10,808	12,591	(1,783)	(14.2%)
Research and development	8,673	10,372	(1,699)	(16.4%)
General and administrative	6,352	5,561	791	14.2%
Total operating expenses	25,833	28,524	(2,691)	(9.4%)

Operating income (loss)	2,522	(2,233)	4,755	NM (1)

Interest (expense) income - net	(16)	45	(61)	NM (1)
Other expense	(391)	(476)	85	(17.9%)

Income (loss) before income taxes	2,115	(2,664)	4,779	NM (1)

Provision for income taxes	180	432	(252)	(58.3%)

Net income (loss)	$1,935	$(3,096)	$5,031	NM (1)

(1)	NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the nine months ended March 31, 2013 was $29.8 million, an increase of approximately $3.0 million, or 11.1%, from $26.8 million for the nine months ended March 31, 2012.  The increase in product revenue resulted primarily from the $2.1 million, or 19.1%, increase in real-time product revenue for the nine months ended March 31, 2013, compared to the same period in the prior year. The period over period increase in real-time product revenue resulted from our increasing volume of both iHawk and ImaGen system sales to United States defense contractors and the United States government during the current year period.  Real-time product orders from defense contractors and the government tend to vary by quarter and year, and are dependent upon government initiatives and funding availability.

Tableof Contents

Additionally, video product revenue increased $0.8 million, or 5.3%, for the nine months ended March 31, 2013, compared to the same period in the prior year.  This increase in video product revenue was primarily due to resumption of spending by our two largest U.S. video customers, who made minimal purchases from us in the same period of the prior year, due to irregular spending patterns, coupled with the economic slowdown. This resumption of U.S. customer spending, coupled with increased video system and storage sales volume to customers in Canada that expanded and in some cases replaced existing video systems, resulted in a $9.1 million increase in North American video revenue during the nine months ended March 31, 2013, compared to the same period in the prior year.  The increase in North American video revenue was mostly offset by a period over period decrease in video revenue from our Asia-Pacific market.  Nine month video product revenue declined by $7.5 million in our Asia-Pacific market primarily due to prior year video system and storage sales to our largest Japanese video customer that did not recur in the current year period.  This Japanese video customer represented 62% of total video product revenue during the nine months ended March 31, 2012.  Fluctuation in video product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of our revenue.

Service Revenue.   Total service revenue for the nine months ended March 31, 2013 was $18.7 million, which was consistent with service revenue in the same period in the prior year.  Video service revenue increased by $0.3 million during the nine months ended March 31, 2013, compared to the same period in the prior year due to additional installation revenue in the current period.  Offsetting the period over period increase in video service revenue, real-time service revenue for the nine months ended March 31, 2013 decreased by $0.3 million, compared to the same period in the prior year. We have experienced a decline in real-time service revenues over the past few years, as our legacy products have been removed from service and, to a lesser extent, from customers purchasing our new products that produce less service revenue.

Product Gross Margin.  Product gross margin was $17.3 million for the nine months ended March 31, 2013, an increase of approximately $1.2 million, or 7.4%, from $16.1 million for the nine months ended March 31, 2012.  Product margin increased in terms of dollars primarily due to higher product revenue during the nine months ended March 31, 2013, compared to the same period of the prior year.  Product gross margin as a percentage of product revenue decreased to 58.2% for the nine months ended March 31, 2013 from 60.2% for the nine months ended March 31, 2012.   Product margins decreased as a percentage of revenue during the nine months ended March 31, 2013, compared to the same period in the prior year, primarily due to the mix of customers purchasing our product and secondarily by the mix of products sold during the nine months ended March 31, 2013.

Service Gross Margin.  Service gross margin was $11.0 million for the nine months ended March 31, 2013, an increase of $0.9 million, or 8.6%, from $10.1 million for the nine months ended March 31, 2012.  Gross margin on service revenue increased to 58.8% of service revenue for the nine months ended March 31, 2012 from 54.0% of service revenue for the nine months ended March 31, 2012.  The increase in service margin as a percentage of service revenue was primarily due to a $0.9 million, or 10.5% decrease in service costs during the nine months ended March 31, 2013.  Decreasing service costs resulted from the decrease in support staff and severance charges resulting from our prior year actions to lower personnel costs to the level that we believe is appropriate for current business volumes.

Sales and Marketing. Sales and marketing expenses decreased $1.8 million, or 14.2%, to $10.8 million for the nine months ended March 31, 2013 from $12.6 million for the nine months ended March 31, 2012.  Sales and marketing expenses decreased $1.7 million due to lower personnel costs and $0.2 million due to lower severance charges during the nine months ended March 31, 2013, compared to the same period in the prior year.  Salaries, benefits and severance charges decreased due to reductions in our international workforce and reorganization of our domestic workforce in the latter half of our prior fiscal year to create greater efficiency.  Partially offsetting these decreasing expenses, we incurred an additional $0.2 million of commission expense during the nine months ended March 31, 2013, compared to the same period in the prior year, due to higher revenue in the current year period.

Research and Development.  Research and development expenses decreased $1.7 million, or 16.4%, to approximately $8.7 million for the nine months ended March 31, 2013, from $10.4 million for the nine months ended March 31, 2012 due to a $1.7 million reduction in salaries, benefits and contracted labor costs and $0.2 million reduction in severance costs during the nine months ended March 31, 2013 resulting from reductions in force during the latter half of our prior fiscal year, enabled by our recent changes to our research and development group.  Partially offsetting these decreasing expenses, we incurred an additional $0.3 million of incentive compensation expense during the nine months ended March 31, 2013, compared to the same period in the prior year, due to higher revenue and profitability in the current period.

Tableof Contents

General and Administrative.  General and administrative expenses increased approximately $0.8 million, or 14.2%, to $6.4 million for the nine months ended March 31, 2013 from $5.6 million for the nine months ended March 31, 2012.  We incurred an additional $0.7 million of incentive compensation expense during the nine months ended March 31, 2013, compared to the same period in the prior year, due to higher revenue and profitability in the current period. Additionally, we incurred an additional $0.3 million in severance from a reduction in force.  Partially offsetting the increase in incentive compensation and severance, we incurred $0.3 million less in salaries, wages and benefits due to a period over period decrease in general and administrative personnel.

Other expense, net.  During both of the nine month periods ended March 31, 2013 and 2012, we incurred $0.4 million of realized currency translation losses.  These losses resulted from the impact of the decrease of the Japanese yen and euro in both periods, relative to the U.S. dollar, on short-term intercompany accounts which are settled in U.S. dollars in the normal course of business by our subsidiaries for which the euro and Japanese yen are the functional currency.

Provision for Income Taxes.  We recorded a $0.2 million income tax provision for the nine months ended March 31, 2013, compared to $0.4 million for the nine months ended March 31, 2012.  We have net operating loss carryforwards available to offset taxable income in the United States and in many of the foreign locations in which we operate, but do not have net operating loss carryforwards available to offset taxable income in Japan.  Our tax provision recorded during the nine months ended March 31, 2013 was attributable to alternative minimum tax recorded in the United Sates and income tax provision recorded by our subsidiary in Japan as a result of its pretax income recorded during the period.  Our tax provision recorded during the prior year period was primarily attributable to the income tax provision recorded by our subsidiary in Japan as a result of its pretax income recorded during the period. We have established a full valuation allowance for deferred tax assets attributable to our net operating loss carryforwards, as we have determined that it is more likely than not that such deferred tax assets will not be realized.

Net Income.  The net income for the nine months ended March 31, 2013 was $1.9 million or $0.22 per basic and diluted share, compared to a net loss for the nine months ended March 31, 2012 of $3.1 million, or $0.36 per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, product and service costs, operating results and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•	the rate of growth or decline or change in market, if any, of video solutions market expansions and the pace that video service companies implement, upgrade or replace video solutions technology;

•	the impact of the global economic conditions on our business and our customers, including European Union austerity measures;

•	the impact United States government sequestration on our business and our customers;

•	the rate of growth or decline, if any, of deployment of our real-time products;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	our ability to manage expenses consistent with the rate of growth or decline in our markets;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product and service sales;

•	timing of product shipments, which typically occur during the last month of the quarter;

Tableof Contents

•
our reliance on a small customer base (three customers accounted for 32%  of our revenue for the nine months ended March 31, 2013, and three customers accounted for 41% of our revenue for the nine months ended March 31, 2012);

•	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles;

•
the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital;

•	the rate of growth or decline, if any, of sales to the government and government related entities; and

•	the use of cash to pay quarterly and special dividends.

Uses and Sources of Cash

We generated $0.4 million of cash from operating activities during the nine months ended March 31, 2013 compared to using $8.3 million of cash from operating activities during the nine months ended March 31, 2012.  Operating cash flow during the nine months ended March 31, 2013 was generated by operating profits during the period, partially offset by working capital changes.  Prior period operating cash outflow was primarily generated by operating losses resulting from lower revenue volume and the timing of accounts receivable collection.

We invested $0.8 million and $1.2 million in property, plant and equipment during the nine months ended March 31, 2013 and 2012, respectively.  Capital additions during each of these periods were primarily related to development and test equipment and demonstration systems used by our sales and marketing group.  We expect capital additions to continue at a higher quarterly rate, similar to our prior year’s quarterly levels, during the remainder of our fiscal year.

During the nine months ended March 31, 2013, our Board of Directors approved four quarterly cash dividends of $0.06 per share.  On December 11, 2012, our Board of Directors declared a special dividend of $0.50 per share of common stock. The special dividend was paid on December 31, 2012 to unrestricted stockholders of record at the close of business on December 21, 2012, aggregating $4.4 million.

Additionally, during the nine months ended March 31, 2013 we paid $8,000 in dividends to holders of restricted shares as of dividend record dates, whose restrictions have subsequently lapsed.  As of March 31, 2013, we have accrued for $0.3 million of dividends payable to holders of restricted common stock who held restricted shares at the time of dividend record dates and still hold those restricted shares as of March 31, 2013.  Such dividends will be paid when the restrictions on a holder’s restricted common shares lapse.  We intend to pay a regular quarterly cash dividend on our common shares subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant. We believe that a portion of our dividends may be treated as a return of capital to shareholders, rather than dividend income, as we believe dividend payments may exceed our cumulative earnings and profits.

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

The interest rate on the Revolver was 4.0% as of March 31, 2013. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of March 31, 2013, $10.0 million was available to us under the Revolver.  As of March 31, 2013, no amount was drawn under the Revolver, and we did not draw against the Revolver at any time during the nine months ended March 31, 2013.

Tableof Contents

Under the Revolver, we are obligated to maintain a consolidated tangible net worth of at least $14.5 million as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs, and a consolidated adjusted quick ratio of at least 1.25 to 1.00.  As of March 31, 2013, we were in compliance with these covenants as our tangible net worth (total assets minus total liabilities and intangible assets) was $23.5 million and our consolidated adjusted quick ratio (cash, short-term investments and accounts receivable divided by current liabilities, excluding deferred revenue) was 5.27 to 1.00.  The Revolver is secured by substantially all of the assets of Concurrent.

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

At March 31, 2013, we had working capital (current assets less current liabilities) of $25.7 million, including cash and cash equivalents of approximately $22.4 million, and had no material commitments for capital expenditures.  At June 30, 2012, we had working capital of $29.4 million, including cash and cash equivalents of approximately $29.6 million.  Based upon our existing cash balances, historical cash usage, available credit facility, and anticipated operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital, capital expenditure requirements and any dividend payments for at least the next twelve months.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations and commercial commitments are disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012. There have been no material changes to our contractual obligations and commercial commitments during the nine months ended March 31, 2013.

Tableof Contents

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this quarterly report may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, new market growth, payment of dividends, and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, the impact of our new video solutions strategy on our business, anticipated managed service revenue and cost of sales from our MDI sales, expected level of capital additions, the expected impact of reductions in force on our results of operations, downturn, the expected timing of revenue recognition for MDIs sales, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash,  the impact of litigation and the payment of dividends.  These statements are based on beliefs and assumptions of our management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: United States government sequestration; European austerity measures; delays or cancellations of customer orders; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; margins of video business to capture new business; fluctuations and timing of large video orders; doing business in the People’s Republic of China; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  the impact of reductions in force on our operations; rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of competition on the pricing of video solutions products; our ability to satisfy the financial covenants in the Revolver; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new video solutions; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macro-economic environment; continuing unevenness of the global economic recovery; privacy concerns over data collection; earthquakes, tsunamis, floods and other natural disasters in areas in which our customers and suppliers operate; and the availability of debt or equity financing to support our liquidity needs.

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

Changes in Internal Controls

There were no changes to our internal controls over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Tableof Contents

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.2	Form of Rights Certificate (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2002).

Tableof Contents

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

Tableof Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2013		CONCURRENT COMPUTER CORPORATION

	By:	/s/ Emory O. Berry
Emory O. Berry
Chief Financial Officer and Executive Vice President of Operations
(Principal Financial and Accounting Officer)

Tableof Contents

Exhibit Index

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.2	Form of Rights Certificate (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2002).

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