Form 10-K
period 2013-06-30
CONCURRENT COMPUTER CORP/DE
filed 2013-09-17
CIK 749038

f
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2012 was approximately $50,452,000 million based on the closing price of $5.74 of our common stock as reported by the NASDAQ Global Market on December 31, 2012.  There were 9,233,043 shares of common stock outstanding as of September 12, 2013.

Certain portions of the Registrant's Proxy Statement to be used in connection with Registrant's 2013 Annual Meeting of Stockholders scheduled to be held on October 22, 2013 are incorporated by reference in Part III hereof.

Concurrent Computer Corporation
2013 Form 10-K Annual Report

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

We were incorporated in Delaware in 1981 under the name Massachusetts Computer Corporation.

As soon as reasonably practicable after filing with the Securities and Exchange Commission (“SEC”), we make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available, free of charge, on the Investors page of our website  (www.ccur.com) under the ‘About’ tab in the SEC Filings Section.  We have adopted a code of ethics that is applicable to all employees as well as a code of ethics applicable to our principal executive, financial, and accounting officers.  Both of these ethics policies are posted on the investors page of our website (www.ccur.com) under the ‘About’ tab in the Corporate Governance Section.  Copies will be furnished upon written request at the following address:  Attn:  Corporate Secretary, 4375 River Green Parkway, Suite 100, Duluth, Georgia  30096.  If we amend or change our code of ethics applicable to our principal executive, financial and accounting officers or grant a waiver under such code, we will disclose these events through our website.  No other information from our website is incorporated within this filing.

The Video Solutions Market

Today’s consumers demand flexibility in their content viewing options, whether on a TV, computer, mobile phone, or other connected device.  This trend has created a fundamental shift in the video delivery market and the supporting network architecture as service providers, both in coaxial cable and in IPTV markets, focus their efforts beyond traditional TV towards a future where video is accessible on any screen, over a broader range of networks, both public and private.

Service providers have seen video-on-demand (“VOD”) usage grow consistently as VOD has become a core service offering.  Consumers are now spending an average of 8.5 hours per month viewing VOD content, up .5 hours from the 2011 average, with more than one out of every three active VOD TVs ordering HD content (Rentrak, State of VOD: Trend Report 2012).

Concurrently, with the proliferation of connected devices and online content, consumers have more and more choices of how, when and where to watch their favorite programming.  According to International Data Corporation (“IDC”), global shipments of connected devices are expected to surpass 1.7 billion units by 2014 (Worldwide Quarterly Smart Connected Device Tracker, June 2013).  According to comScore, 183 million Americans watched more than 44 billion online videos in June 2013 (June 2013 U.S. Online Video Rankings).  Further, use of VOD and streaming services accounted for 22 percent of users’ overall time on gaming devices in 2012, up from 19 percent in 2011 and 13 percent in 2010 (Nielsen Media and Entertainment, 2013).

We believe we offer the flexible and dynamic video delivery solutions that service providers require to address the video market.  Concurrent has over a decade of recognized leadership in delivering innovative, Emmy®-winning video solutions like VOD and time-shifted television to video service providers around the world.  We offer flexible software based solutions paired with standard commercial hardware and have adapted our proven, best-in-class solutions with features to address new Internet connected consumer devices and next generation service provider network architectures.  Our Media Data Intelligence (“MDI”) software provides operational reporting and collection for timely and accurate cross-services data aggregation, auditing and logistics, and intelligence.  The data is collected from VOD, linear TV (live TV), digital video recorder (“DVR”), web and mobile platforms, producing a comprehensive view of the consumer experience that enhances understanding of content consumption.

The Real-Time Computing Markets

Our real-time products offer unique solutions for host, client-server, embedded and distributed computing applications in a wide range of markets.  Applications that utilize our operating systems and development tools include:

•	Hardware-in-the-loop (“HITL”) solutions to create accurate simulations to verify hardware designs for applications such as engineering designs for jet engines, power plants, avionics and automotive subsystems, as well as shorten the time to market;
•	Man-in-the-loop (“MITL”) simulation applications such as training and developmental simulators for commercial and military aviation, ground vehicle operation, mission planning and rehearsal;
•	Data acquisition for environmental analysis and display, engine testing, range and telemetry systems, shock and vibration testing, forecasting, analysis, and command and control applications; and
•	Financial transaction processing applications such as high-speed trading that require guaranteed response times.

Business Strategy

Video Solutions Product Line

Our video solutions strategy is comprised of the following primary initiatives:

▪	Provide Innovative Solutions to the Pay Video Services Marketplace. We are focused on creating high performance video software solutions that enable service providers to generate revenue by delivering video services to subscribers on any screen, over any network. Our solutions are focused on making the process of launching and operating new video services easier and more cost effective, as well as ensuring the highest quality of experience for the subscriber. In addition to serving the traditional service provider market, we are pursuing emerging markets for new pay TV service models that leverage the Internet to reach consumers.

•	One Software Solution for Every Screen. Concurrent’s video and MDI solutions are designed to support a wide variety of consumer electronics devices from a common software architecture. Since our customers operate services across traditional set-top boxes (“STBs”) and internet connected consumer electronics devices, our goal is to provide them with solutions that operate seamlessly across networks and devices. Our solutions enable the service providers to leverage the same underlying hardware infrastructure to support core TV services like VOD and new services to consumers on tablets, smart-phones, gaming consoles, and other connected devices. This unified approach enables our customers to respond more quickly and effectively to changing subscriber consumption behaviors.

•	Provide an Upgrade Migration Path for Existing Customers. Our solutions extend beyond the television to personal computers and other connected devices enabling service providers to utilize existing TV based video infrastructure to deliver video to their customers on any connected device. We have implemented technology based on a variety of open standards in order to ensure our solutions are compatible with those available from third-party solution providers across the television, personal computer and connected device domains. We believe our interoperability and flexibility will allow our solutions to be quickly and successfully deployed by our customers.

•	Provide Media Data Management Solutions. Our MDI product portfolio offers video service providers three core capabilities that enhance their ability to drive revenue and optimize video operations across multiple screens:

o	Media Data Management—media data collection, aggregation, warehousing, and distribution solutions across core TV services such as linear (live TV), interactive, DVR and VOD services, as well as second screen services delivered to Internet connected devices over IP content delivery networks (“CDNs”);
o	Media Data Logistics—data auditing at the source, quality certification, privacy compliance, and end-to-end data delivery to all stakeholders; and
o	Media Intelligence—multi-screen intelligence and reporting applications covering customer experience, audience measurement, media utilization, services delivery, and advertising performance.

Real-Time Product Line

Our real-time strategy is comprised of initiatives designed to maintain and expand our current solutions.  We provide regular updates to our RedHawk™ Linux real-time operating system and NightStar™ suite of software debugging and analysis tools.  We are continually expanding the functionality offered on our iHawk™ and ImaGen™ integrated hardware platforms, including products such as SIMulation Workbench™, SIGnal Workbench and GPU Workbench™.  We evaluate additional opportunities to cooperate with partners to expand offerings of compatible third-party applications.

Products and Services

Our products fall into two principal groups, video solutions and real-time solutions.  In addition, we provide technical support for our products.   For fiscal year 2013, our products segment accounted for 60% of our revenue  and our service segment accounted for 40% of our revenue.

Video Solutions Products

MediaHawk® Unified Video Delivery Solution.  Concurrent’s MediaHawk Unified Video Delivery Solution combines our innovative video ingest, storage, and delivery software modules with standard commercial hardware sourced from leading original equipment manufacturers (“OEMs”).  Our video solutions allow video service providers to build regional, national, and global CDNs to deliver video to any screen.  We believe our modular, software based approach provides our customers with the ability to more easily deploy new systems, expand those deployments, and add services over time.  Our unified solution provides a common software framework for delivering video to traditional STBs as well as IP connected devices.  Our design goal is to provide seamless end-user viewing of the highest quality on any device.

Our video platform includes the following software components:

•	Unified Video Delivery Solution. Our video solutions product supports simultaneous delivery to a broad array of video screens. It includes flexible content delivery features designed to support CDN architectures and intelligent, subscriber driven content distribution.

o	TV VOD Streaming—Concurrent has developed unique resilient streaming technology for cable TV video streaming applications. Branded as Gatlin Resilient Streaming, our software prevents interruptions in active video sessions as a result of component or network link failures. The MediaHawk solution automatically detects failures and reroutes the data to alternate servers to ensure seamless video delivery to the consumer.
o	Adaptive Bit Rate Streaming—Our streaming solution enables high quality video to be delivered to connected devices over variable bandwidth networks such as Internet and mobile networks. Concurrent’s solution supports the most common adaptive bit rate content formats.
o	CDN Assisted VOD—Concurrent provides an elegant transition for service providers to expand the storage capacity of their existing VOD systems by taking advantage of IP based CDN architectures and technologies. This solution allows service providers to grow their available content libraries more efficiently and cost effectively than traditional storage expansion methods. In addition, these solutions offer seamless video delivery without interruption.
o	Unified Content Delivery Solution—Concurrent’s video streaming solution has the ability to deliver content simultaneously to both traditional VOD STBs and the wide variability of mobile, PC and handheld devices used today. This offering allows service providers to leverage the same storage, streaming and network infrastructure to support a wide variety of consumer devices. Concurrent’s unified approach enables our customers to seamlessly migrate services from classic networks that support video STBs, to next generation IP networks that support Internet connected devices.
o	Dynamic Content Workflow—Our dynamic content workflow intelligently adapts and adjusts HTTP content files in real-time to address a variety of requirements associated with premium content services, including digital rights management protection, ad-insertion, and file format conversion. Branded as eFactor™, our dynamic content workflow solutions operate as an integral part of the MediaHawk content delivery architecture, simplifying the process of delivering video to any screen. eFactor features are sold as optional software components of the Unified Video Delivery Solution and are also sold separately for use in third party CDN environments.
o	nDVR/nPVR/RS-DVR—Concurrent provides network DVR (“nDVR”) solutions which allow for a subscriber to record and store personal video content in the network and to playback their content to a wide variety of consumer electronics devices. nDVR allows service providers to offer expanded services to their subscribers, eliminates the need for expensive video storage devices in the home, and reduces the maintenance burden associated with in-home servicing of traditional STB based DVR recorders.

Our video solutions software is integrated with standard commercial hardware components such as servers, disk arrays, solid state storage arrays, and network switching equipment.  Our video solutions are compatible with a wide range of video infrastructure technologies and consumer access devices, including digital head-end equipment, network transport, IP routers/switches, QAMs, DSL technologies, CMTS, STBs, and IP connected consumer electronic devices.

Our MDI platform provides business insights to drive revenue opportunities and optimize video operations for service providers across multiple screens.  The MDI solution suite includes several core offerings:

•	Linear TV Data Management and Reporting. This solution provides census level audience measurement analytics of how, when and where consumers are viewing broadcast television. It also provides operational data to help monitor STBs across multiple demographic areas. This product is used by business management, marketing, programming and operations teams within service providers to understand consumer viewership habits, develop targeted advertising campaigns, identify trending, and price advertising and services.

•	VOD Data Management and Reporting. This solution provides a comprehensive solution for collecting data from disparate systems and platforms, scrubbing and transforming the data into standardized information, and storing data within a standard data warehouse model. It enables marketing, programming, advertising and operations teams to seamlessly analyze usage, revenue, and quality of your VOD services. This level of intelligence provides service providers with new ways to compete by quickly identifying opportunities for revenue growth, operational efficiencies and reduction of subscriber defection.

•	CDN Data Management and Reporting. This solution provides the tools to precisely measure and optimize the performance of a service provider’s online video network and business. It is used by operations and business management teams to isolate and correct online video quality of service, forecast traffic and provision capacity, justify pricing, ensure accurate billing, understand audience and device usage patterns, understand customer experience and monitor viewership and other operational trends. It provides census level analytics based on interactive advertising campaigns, dissectible market, networks, day parts, campaign titles and campaign types.

•	Interactive Advertising Data Management and Reporting. This solution provides census level analysis based on interactive advertising campaigns, dissectible market, networks, day parts, campaign titles and campaign types. This product is used by a service provider’s business management, marketing, programming and operations teams to understand consumer viewership habits, develop targeted advertising campaigns, identify trending, and price interactive advertising and services.

Real-Time Products

Our principle real-time products are:

•	RedHawk Linux. RedHawk is an industry-standard, open-source, real-time Linux operating system. RedHawk, compatible with the Red Hat® Enterprise Linux® and CentOS® user environment, provides high I/O throughput, fast response to external events, determinism and optimized interprocess communication. RedHawk's true symmetric multiprocessing support includes load-balancing, CPU shielding and NUMA memory allocation optimization to maximize determinism and guarantee real-time performance. RedHawk Linux includes the RedHawk Architect tool for configuring, building and optimizing embedded target systems.

•	NightStar Tools. NightStar GUI-based development tools allow users to debug and analyze application software for the CPU and GPU running on RedHawk Linux . NightStar tools feature hot patching, kernel tracing and application speed debugging, with minimal intrusion into real-time application behavior.

•	iHawk and ImaGen Servers. Our iHawk and ImaGen servers, based on the latest Intel® and AMD® technologies, feature our RedHawk Linux real-time operating system. iHawk real-time multiprocessing platforms are deployed in simulation, data acquisition and process control applications, requiring customized and complex I/O configuration. ImaGen is our imaging platform for simulation and modeling applications that require high-performance graphics. ImaGen visual servers provide multiple channels of state-of-the-art visualization and graphics performance and are widely used in commercial and military training systems.

•	SIMulation Workbench. SIMulation Workbench is a product that provides a complete real-time modeling environment to develop and execute real-time HITL simulations written in a variety of modeling tools such as Mathworks’® MATLAB®/Simulink®, Vi-Grade and SIMPACK or in hand-written code. Its user interface enables convenient configuring, starting, stopping, recording and playback of simulation runs.

•	SIGnal Workbench. SIGnal Workbench is a high-performance, real-time dynamic data processing and monitoring system for engine, turbo machinery, structural and other vibration test applications. SIGnal Workbench provides flexible signal conditioning features designed to support high-cycle fatigue testing and other data acquisition applications.

•	GPU Workbench. GPU Workbench is a platform for developing and deploying real-time applications that use NVIDIA CUDA technology. Based on the latest available GPU and CPU products, GPU Workbench systems are powered by RedHawk Linux specially optimized for real-time CUDA performance.

Services

Customer Support.  We offer worldwide hardware and software maintenance and support services for our products.  Services may include installation, integration, training, on-site maintenance, 24x7 telephone support, return-to-factory warranty, depot repair, troubleshooting, operational support, and software support services.    In addition to these basic service and support options, we also offer, for additional fees, software upgrades, additional onsite services, enhanced monitoring services, site audits, and other professional services related to our products.

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

Sales and Marketing

We sell our solutions in the U.S. primarily through our direct field sales team supported by consultants and our sales support group.  Our sales force has significant experience in video solutions and real-time operating systems.  Outside North America, we utilize a direct sales force out of our facilities in France, Germany, Japan, China and the United Kingdom, augmented by our channel partners (resellers and system integrators).

Customers

We derive revenue from a limited number of customers.  Our products are typically assembled and shipped in the same quarter the purchase order is received, and as a result, we typically have minimal backlog.  Our backlog for real-time systems and video solutions at June 30, 2013 totaled $9.9 million, as compared to $10.9 million at June 30, 2012.

We have purchase agreements with many customers, but these agreements typically do not require minimum purchases of our products.  As a result, sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers' budgets for capital expenditures and new product introductions.

A significant portion of our video solutions revenue has come from, and is expected to continue to come from sales to service providers.  For the fiscal year ended June 30, 2013, Cox Communications, Inc. (“Cox”) and Time Warner Cable (“TWC”) each represented 12% of our total revenue.  For the fiscal year ended June 30, 2012, Jupiter Telecommunications accounted for 20% of total revenue.  For the fiscal year ended June 30, 2011, TWC and Jupiter Telecommunications each accounted for 11% of total revenue.  No other customer of our video solutions accounted for more than 10% of our total revenue during the last three fiscal years.

Although we sell our real-time products to large customers, our customer base is generally more diversified than our video solutions business.  For the fiscal years 2013, 2012 and 2011, no real-time customers accounted for more than 10% of total revenue.

We derive a significant portion of our revenues from the supply of products to U.S. government prime contractors and agencies of the U.S. government.  The supplied systems include RedHawk, iHawk, ImaGen, and other configurations with certain systems incorporating custom enhancements requested by the customer.  We sell these integrated computer systems to prime contractors, including Lockheed Martin, Boeing, Northrop Grumman, Raytheon and other Fortune 500 companies.  We also supply spare parts, upgrades, and engineering consulting services and  system maintenance.  For the fiscal years ended June 30, 2013 and 2012, we recorded $9.6 million and $8.1 million, respectively, in revenue to U.S. government prime contractors and agencies of the U.S. government.  These amounts represented 15% and 13% of total revenue in fiscal years 2013 and 2012, respectively.  Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, failure to exercise options, changes in government policies and the imposition of budgetary constraints.

New Product Development

We are committed to the development of new technology and rapid innovation in the evolving markets in which we compete.  Research and development costs are expensed when incurred and aggregated $11.6 million, $13.2 million, and $14.1 million in fiscal years 2013, 2012, and 2011, respectively.  See Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for explanations of changes in research and development expenses.  The following development strategies are indicative of the general direction of product development activities.  Due to the inherent uncertainty involved with product development, we cannot guarantee the availability of future products and features.

Video Solutions Products.  Our research and development strategies for our video solutions are based on market demands and are focused on the following:

•	Multi-Screen Delivery. In order to enable our video solutions to reach every screen, we continue to add support for new file formats and delivery methods associated with mobility and online video distribution. We are also developing products that help our customers launch multi-screen pay video services and reduce the complexities of operating these services. We are further developing our dynamic HTTP content preparation software as well as on-demand policy control systems that can personalize video content for each user during the streaming process. To ensure compatibility in multi-screen environments, we are integrating our MediaHawk platform with third-party software and infrastructure components that are required to support delivery to connected devices.

•	Content Delivery Networks and Architectures. We believe that demand for on-demand content will continue to increase. We also believe core TV services will be extended beyond the TV to reach consumers on a wider array of devices. We continue to enhance our systems to support new screens, and to intelligently manage the distribution, placement, and life-cycle management of stored content across local, regional, national, and global networks to ensure the most efficient use of our customers’ networks. We believe that with our experience in a variety of open video system architectures we are well positioned to address our customers’ future content strategies.

•	Media Data Intelligence. Video service providers, content owners, advertisers, and ad agencies are interested in data on consumer video-watching behavior and content consumption models. We are developing our MDI offerings to provide this information at the census level in near real-time on intelligent applications utilizing a variety of technologies and solution architectures, thereby improving upon existing and competitive solutions that estimate or project consumer activity based upon small sample sizes.

•	Time-Shifted Video and Network DVR. Consumers are increasingly interested in watching video on their own schedule. We believe network DVR and time shifted TV services address consumers needs for larger storage capacities and recording capabilities. We are focused on developing solutions that will enable consumers to record linear broadcast content, user-generated content, internet and other video content on private storage space hosted in the network. By storing content in a cloud based personal recording platform, subscribers will be able to access their content from any device over a wide array of networks.

Real-Time Products.  Our research and development strategies for our real-time products include enhancing our RedHawk Linux real-time operating system to provide increased functionality and determinism for time-critical applications.    We plan to continue to track the latest Linux enhancements and kernel versions, and will maintain compatibility with Red Hat Enterprise Linux and CentOS user environments.  Our strategy also includes enhancing SIMulation Workbench with new features and support for additional I/O cards for HITL testing applications.  We are planning new NightStar features to improve debugging efficiency and performance in GPU computing applications.  We are also planning a new SIGnal Workbench signal conditioning platform that features improved configuration flexibility and greater ease-of-use.  Finally, we continue to enhance GPU Workbench to support the latest GPUs and CUDA SDK versions to offer low-latency and high-throughput for time-critical GPU applications.

Competition

Our video solutions and real-time products are sold into highly-competitive environments, driven by rapid technological innovation.  Both product groups compete based upon features, reliability, scalability, service, and price.  Due in part to the range of performance and applications capabilities of our products, we compete in various markets against a number of companies.

The major competitors of our video solutions currently include the following:  Adobe Systems, Inc., Akamai Technologies, Inc., Arris Group, Inc., Cisco Systems, Inc., Edgeware, Inc., Envivio Inc., Fabrix Systems,  Harmonic, Inc., RGB Networks, Skytide, Inc., and Wowza Media Systems.  Typically, in opportunities for our MDI products, we also compete against in-house development or customer offerings from professional services consulting entities.

Our real-time product line competes with a number of companies.  We categorize our major competitors as follows:  (1) companies providing competitive Linux and other real-time operating systems or tools for optimizing systems, including Lynux Works, Inc. MontaVista Software, Inc., Red Hat, Inc. and Wind River Systems, Inc.; (2) companies involved in HITL and data acquisition, including ADI Corporation  and dSpace, Inc ; (3) customers who may choose to integrate their own in-house, real-time solutions using standard commercial hardware and open-source Linux operating systems and tools; and (4) computer companies that provide solutions for high-performance image generation, including Quantum3D, Inc. and Rockwell Collins, Inc.

Additional competitors with significant market presence and financial resources, including computer hardware and software companies, content providers and television equipment manufacturers, including digital STB manufacturers, may enter our markets, thereby further intensifying competition.  Potential future competitors may also include one or more of the parties with whom we currently have a strategic relationship.  Although we have copyright and other intellectual property rights with respect to much of the technology incorporated in our video solutions and real-time systems, our strategic partners have not agreed to refrain from competing against us. Increased competition could result in price reductions that would adversely affect our business, financial condition and results of operations. Many of our current and potential future competitors have significantly greater financial, technical, sales, marketing and other resources than we do, and greater brand name recognition.  In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our markets.

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

We own four U.S. patents:  Nos. 7,877,468, 8,079,052, 8,505,057 and 8,522,268 and have multiple patent applications pending in the U.S.  We have also obtained a patent license to a patent portfolio (13 patents, 29 patent applications, and all additions, divisionals, continuations, continuations-in-part, extensions, reissues, and foreign counterparts thereof) which is now owned by Alcatel-Lucent.  These patents cover multiple interactive television, targeted advertising, and on-demand technologies.  The portfolio includes U.S. Patent Nos. 5,623,595 and 5,805,804 (“Subject Patents”).  In addition to our original license, on September 28, 2007, Concurrent obtained a separate Patent License to the Subject Patents from Broadband Royalty Corporation (“BBR”), with assurances from its parent company, C-COR Incorporated.  BBR co-owns the Subject Patents with Alcatel-Lucent.  The Patent License provides a license to the Subject Patents that may be transferred to an acquirer of Concurrent or Concurrent’s video streaming business, so long as the acquirer has not been formally identified as an actual or potential Alcatel-Lucent licensee.

We have entered into licensing agreements with several third-party software developers and suppliers.  Generally, such agreements grant us non-exclusive, worldwide term licenses to distribute software as part of the systems we market.

Suppliers

We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms.  These components include systems, system boards, memory, CPUs, mother boards, storage devices, software, and chassis.  We purchase product components from the following single suppliers:  Arrow Electronics, Avnet, Inc., Curtiss-Wright, Dell Computer Corporation (“Dell”), Dot Hill Systems Corporation (“Dot Hill”), GE Intelligent Platforms, General Standards, Inc., Kardios Systems Corporation, KMA Systems, Myricom, North Atlantic Industries, Oracle America, Inc., Qlogic Corporation, Red Hat, Seagate, Supermicro Computer, Inc., Western Digital, and Xyratex International, Inc.(“Xyratex”).  Comparable products are available from other sources and would conform to our system specifications with moderate engineering effort.  Single-source suppliers accounting for 10% or more of these purchases during the fiscal year ended June 30, 2013 were Dot Hill (24%) and Dell (16%).  During the fiscal year ended June 30, 2012, Dot Hill (28%) was the only single-source supplier accounting for 10% or more of these purchases.  Single-source suppliers accounting for 10% or more of these purchases during the fiscal year ended June 30, 2011 were Xyratex (21%) and Dell (20%).

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

In connection with orders from the U.S. federal government and government contractors, we are in some circumstances subject to the U.S. federal government procurement regulations that may provide the buyer with the right to audit and review our performance, as well as our compliance with applicable laws and regulations. In addition, our business is subject to government regulation based on the products we sell that may be subject to government requirements, such as obtaining an export license or an end-use certificate from the buyer, in certain circumstances. In the U.S., these requirements include, among others, the U.S. Export Administration Regulations, International Traffic in Arms Regulations and the economic sanctions and embargo laws enforced by the Office of Foreign Assets Control. If a government audit uncovers improper or illegal activities, or if we are alleged to have violated any laws or regulations governing the products we sell under our government contracts, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies.

Several countries where our systems are shipped have adopted rules and regulations governing the labeling of computer hardware which apply to our products.  Specifically, we must comply with the Waste of Electronic and Electrical Equipment (WEEE) and Restriction of Hazardous Substances Directive (RoHS) enacted in the European Union and the Ministry of Information Order No. 39 in China.

The television industry is subject to extensive regulation in the U.S. and other countries.  Our video solutions business is dependent upon the continued growth of the digital television industry in the U.S. and internationally.  Broadband companies are subject to extensive government regulation by the Federal Communications Commission (“FCC”) and other federal and state regulatory agencies.  The Cable Communications Policy Act of 1984 (the “1984 Cable Act”), which amended the Communications Act of 1934, established policies in the areas of ownership, channel usage, franchise provisions and renewals, subscriber rates and privacy, obscenity and lockboxes, unauthorized reception of services, equal employment opportunity, and pole attachments. The 1984 Cable Act also defined jurisdictional boundaries among federal, state and local authorities for regulating cable television systems which, among other provisions, allow for expanded regulatory powers when domestic cable penetration exceeds a threshold of 70% of all U.S. households.  Additional regulations could have the effect of limiting capital expenditures by our customers and thus could have a material adverse effect on our business, financial condition and results of operations.  The enactment by federal, state or international governments of new laws or regulations could adversely affect our customers, and thereby materially adversely affect our business, financial condition and results of operations.

Environmental Matters

We purchase, use, and arrange for certified disposal of chemicals used in the assembly process at our Pompano Beach, Florida facility.  As a result, we are subject to federal and state environmental protection and community right-to-know laws.  Additionally, we export our products around the world where there are additional environmental regulations.  These laws could have the effect of limiting our capital expenditures and thus could have a material adverse effect on our business, financial condition and results of operations.  Violations of such laws can result in the imposition of substantial remediation costs and penalties.  We believe we are in compliance with all material environmental laws and regulations.

Employees

As of June 30, 2013, we had 229 full-time employees and contractors worldwide.  Of these employees and contractors, 177 were located in the U.S. and 52 were located internationally.  Our employees are not unionized.

Financial Information About Foreign And Domestic Operations And Export Sales

A summary of net sales (consolidated net sales reflects sales to unaffiliated customers) attributable to our foreign and domestic operations for the fiscal years ended June 30, 2013, 2012, and 2011 is presented in Note 10 to the consolidated financial statements included herein.

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

The risk factors below contain forward-looking statements regarding Concurrent.  Actual results could differ materially from those set forth in the forward-looking statements.  See “Cautionary Statements Regarding Forward-Looking Statements” on page 41.

Risks Related to Our Business

A significant portion of our revenue has been, and is expected to continue to be, concentrated in a small number of customers and our customer base may be subject to further consolidation.  If we are unsuccessful in maintaining and expanding relationships with these customers or lose any of these customers, our business will be adversely affected.

For the fiscal year ended June 30, 2013, Cox and TWC each accounted for approximately 12% of our total revenue and each accounted for approximately 20% of our video solutions revenue.  For the fiscal year ended June 30, 2012, Jupiter Telecommunications accounted for approximately 20% of our total revenue and approximately 34% of our video solutions revenue.  For the fiscal year ended June 30, 2011, TWC and Jupiter Telecommunications each accounted for approximately 11% of our total revenue and each accounted for approximately 20% of our video solutions revenue.  If we are unsuccessful in maintaining and expanding key relationships with these and other existing customers or if these customers’ purchasing levels are reduced, our business will be materially adversely affected.  Further, if we are unsuccessful in establishing relationships with other large companies or experience problems in any of our systems, our ability to attract new customers and sell additional products to existing customers will be materially adversely affected.

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

In North America, video service providers have widely adopted video solutions over the past decade.  Many will be reluctant to change vendors as systems are upgraded, due to the integration into their network.  As a result, future opportunities for new sales of video servers into these markets may be limited.

We depend on a small number of domestic cable multiple system operators (“MSOs”) for a substantial proportion of our domestic revenues.  Any decrease or delay in capital spending for advanced technologies harms our operating results, financial condition and cash flows.

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

We expect these sales to continue to constitute a significant majority of our revenues for the foreseeable future.  Demand for our products will depend on the magnitude and timing of capital spending by service providers on advanced technologies for constructing and upgrading their network infrastructure.  Continued slowdowns or delays in this spending would likely have a material adverse impact on our quarterly revenues and could result in net losses.

We depend on U.S. Government customers for a significant portion of our revenue, and sequestration (automatic, across-the-board U.S. Government budgetary spending cuts) currently required under the Budget Control Act of 2011 may have adverse consequences on our future business.

We derive a significant portion of our revenues from the supply of products to U.S. government prime contractors and agencies of the U.S. government.  For the fiscal years ended June 30, 2013, 2012 and 2011, we recorded $9.6 million, $8.1 million and $11.9 million, respectively, in revenues to U.S. government prime contractors and agencies of the U.S. government.  These amounts represented 15%, 13% and 18% of total revenue in fiscal years 2013, 2012 and 2011, respectively.  U.S. Government spending priorities and Department of Defense spending levels are becoming increasingly uncertain and difficult to predict and may be affected by numerous factors, including whether sequestration currently required under the Budget Control Act of 2011 and the actual impact on the Department of Defense budget and other programs if sequestration continues or is superseded by alternate arrangements. A shift in U.S. government spending priorities, or a reduction in total U.S. government spending, could have material adverse consequences on our future business.

If revenues forecasted for a particular period are not realized in such period due to the lengthy, complex and unpredictable sales cycles of our products, our operating results, financial condition and cash flows for that or subsequent periods will be adversely affected.

The sales cycles of our products are typically lengthy, complex and unpredictable and usually involve:

•	a significant technical evaluation period;
•	a significant commitment of capital and other resources by service providers;
•	substantial time required to engineer the deployment of our products;
•	substantial time and expense testing and qualifying new technologies; and
•	substantial time and expense deploying new technologies into their networks.

For these and other reasons, our sales cycles are generally between 6 and 18 months, but can last longer. If orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results, financial condition and cash flows for that quarter or subsequent quarters could be substantially lower than anticipated. Our quarterly and annual results may fluctuate significantly due to revenue recognition rules and the timing of the receipt of customer orders.

Additionally, service revenues such as installation services associated with product sales are impacted by such delays.

A loss of our government contracts and/or orders would have a material adverse effect on our business.

We derive a significant portion of our real-time revenues from the supply of systems under government contracts and/or orders.  For the fiscal years ended June 30, 2013 and 2012, we recorded $9.6 million and $8.1 million, respectively, in revenue to U.S. government prime contractors and agencies of the U.S. government.  These sales represent approximately 15% and 13% of our total sales in the fiscal years ended June 30, 2013 and 2012, respectively.  Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, changes in governmental policies or regulations which could significantly increase the cost of doing business with the government and the imposition of budgetary constraints.  Many governments are struggling to balance their budgets which could further reduce funding for contracts.  A loss of government contract revenues would have a material adverse effect on our business, results of operations and financial condition.

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

We are adapting our video products to add features allowing deployments to cable, IPTV, and Internet CDN providers to enable multi-screen video delivery.  The changes will require new knowledge sets, especially in research and development, and will require us to develop and sell new products to new customers.  A failure to execute on this transition will adversely affect our business.

Our video expertise for more than ten years has been focused on the VOD market.  Although we have been successful in VOD, we recognize it is a relatively limited market and, as such, we plan to transition the business to serve video to all devices.  In order to accomplish this transformation, we have rolled out a new strategic plan and we have begun executing against that plan.  We are currently introducing the products necessary to serve these new markets.  We have also invested in new sales professionals to help us sell our existing and new products to a wider customer set.  We believe that these steps are necessary, but that they will be expensive.  We are making these investments in a challenging macro-economic environment and may be unable to develop or sell any new marketable products.   In addition, we face robust competition both from internally-developed solutions and from large, well positioned companies.  If we are not successful in establishing new products and new customers, we will have expended considerable effort and capital to transition the business and will not have received any economic benefit.

We cannot guarantee that our products and services will keep pace with technological developments and emerging industry standards, address the changing needs of our customers or achieve market acceptance, any of which could materially adversely affect our business.

The markets for our products are characterized by rapidly changing technology, evolving industry standards and new product introductions and enhancements.  There can be no assurance that we will be successful in enhancing our current and planned video solutions and real-time products or developing, integrating and marketing new products that satisfy customer needs or achieve market acceptance.  In addition, services, products or technologies developed by others may render one or more of our products or technologies uncompetitive, unmarketable or obsolete.  Future technological advances may result in the availability of new products and services that could compete with our solutions or reduce the cost of existing products or services.  Our future success will depend on our ability to continue to enhance our existing products, including development of new applications for our technology, and to develop and introduce new products to meet and adapt to changing customer requirements and emerging technologies.  Further, announcements of currently planned or other new product offerings by our competitors may cause customers to defer purchase decisions or to fail to purchase our existing solutions.  Our failure to respond to rapidly changing technologies could adversely affect our business, financial condition and results of operations.

The introduction of broadband Internet video services for televisions may gain traction, thus replacing current VOD services and causing a negative impact on Concurrent’s VOD revenue.

A number of well-funded companies such as Amazon, Apple, Hulu, Google, Netflix, and Yahoo are or will be capable of delivering Internet video services for home television viewing.  As these products are developed, successfully deployed and embraced by consumers, our customers may discontinue purchases of our video solutions products.

We have experienced competitive pricing pressure for our products and services and expect to continue to experience this pressure.  As pricing pressures continue, it may impact our revenue and call into question our ability to achieve and maintain profitability.

Over the years, our industry has experienced a decrease in average selling prices. We anticipate that the average selling prices of our products will continue to decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions by our competitors. We may experience substantial decreases in future operating results, financial condition and cash flows due to a decrease of our average selling prices. We also anticipate that our gross margins will fluctuate from period to period as a result of the mix of products we sell in any given period. If our sales of lower margin products significantly expand in future quarterly periods, our overall gross margin levels, operating results, financial condition and cash flows would be adversely impacted.

We incurred net losses in the past and may incur further losses in the future.

We incurred net losses of $2.9, $3.3, $1.0, $14.5 and $12.2 million in fiscal years ended June 30, 2012, 2011, 2010, 2009 and 2007, respectively.  Our $14.5 million net loss in fiscal 2009 included a one-time $17.1 million non-cash impairment of intangibles.  As of June 30, 2013, we had an accumulated deficit of approximately $183.1 million.  We may have difficulty sustaining profitable operations and incur additional net losses in the future.

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

Our ability to successfully offer new products and services and implement our business plan in a rapidly evolving market requires effective planning and management.  In light of the growing complexities in managing our portfolio of products and services, our anticipated future operations may strain our technical, operational and administrative resources.  A failure to manage changes in our volume of business may harm our business through a decreased ability to monitor and control effectively our operations, and a decrease in the quality of products and innovation of our employees upon which our business is dependent.  If we fail to meet customers’ supply expectations, we could incur penalties, our revenue would be adversely affected and we may lose business, which could materially and adversely affect our operating results, financial condition and cash flows.

Any weaknesses identified in our system of internal controls by us or our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business.

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

We face risks associated with the trend of increased shareholder activism.

Publicly traded companies have increasingly become subject to campaigns by investors seeking to increase short-term shareholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases or even sales of assets or the entire company. Given our market capitalization and other factors, it is possible that shareholders may in the future attempt to effect such changes or acquire control over us. Responding to proxy contests and other actions by activist shareholders would be costly and time-consuming, disrupt our operations and divert the attention of our Board of Directors and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition.

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

Our competitors or other companies, may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products.  Further, we have indemnification obligations with numerous customers that could require us to become involved in intellectual property litigation.  As a result, we may be found to be infringing on the intellectual property rights of others.  In the event of a successful claim of infringement against us or against a customer to which we have an indemnification obligation, our business and operating results, financial condition and cash flows could be adversely affected.

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

In addition, we may initiate claims or litigation against third parties in the future for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors.  These claims could result in costly litigation and the diversion of our technical and management personnel and there can be no guarantee of success in any such action.  As a result, our operating results could suffer and our financial condition and cash flows could be harmed.

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

A list of the primary competitors we face in both of our markets and a categorization of our competitors is included under the Competition heading in the Business section in this Annual Report on Form 10-K for the year ended June 30, 2013.

Future issuances or repurchases of our equity, or transfers of our equity by third parties, may impair our future ability to use a substantial amount of our existing net operating loss carryforwards.

From time to time we complete an analysis of the ownership changes in our stock pursuant to Section 382 of the Internal Revenue Service tax code.  As of June 30, 2013, the ownership change was 33.0%, compared to 38.0% as of June 30, 2012. Future transactions and the timing of such transactions could cause an additional ownership change for Section 382 income tax purposes. Section 382 limits the ability of a company that undergoes an “ownership change,” which is generally defined as any change in ownership of more than 50% of its common stock over a three-year period, to utilize its net operating loss carryforwards and certain built-in losses or deductions, as of the ownership change date, that are recognized during the five-year period after the ownership change.  Such transactions may include, but are not limited to, additional repurchases or issuances of common stock, or acquisitions or sales of shares of Concurrent stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account. Most of these transactions are beyond our control. If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate a new annual restriction on the use of our net operating loss carryforwards to offset future taxable income.  We could lose all or a substantial part of the benefit of our accumulated net operating loss carryforwards.

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

The ongoing lack of meaningful recovery in the domestic and global economy may negatively affect our operating results, financial condition and operating results.  The uncertainty in economic conditions in many of our markets may impact demand for our products and render budgeting and forecasting difficult. The difficulty in forecasting demand increases the difficulty in anticipating our inventory requirements, which may cause us to over-produce finished goods, resulting in inventory impairments, or under-produce finished goods, affecting our ability to meet customer requirements.

Our operating results, financial condition and cash flows may vary based on changes in our customers’ capital expenditures. We sell our solutions primarily to large organizations whose businesses fluctuate with general economic and business conditions. As a result, decreased demand for our solutions and services caused by a weakening global economy may cause a decline in our revenue. Historically, economic downturns have resulted in overall reductions in corporate spending.  In the future, potential customers may decide to reduce their budgets for capital expenditures by deferring or reconsidering product purchases, which would negatively impact our operating results, financial results and cash flows.

In some cases, we rely on a limited number of suppliers, which entails several risks, including the possibility of defective parts, a shortage of components, an increase in component costs, and reduced control over delivery schedules.

We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms.  These components include systems, system boards, memory, CPUs, mother boards, storage devices, software, and chassis.  We purchase product components from the following suppliers: Arrow Electronics, Avnet, Inc., Curtiss-Wright, Dell, Dot Hill, GE Intelligent Platforms, General Standards, Inc., Kardios Systems Corporation, KMA Systems, Myricom, North Atlantic Industries, Oracle America, Inc., Qlogic Corporation, Red Hat, Seagate, Supermicro Computer, Inc., Western Digital, and Xyratex.   Comparable products are available from other sources and would conform to our system specifications with moderate reengineering effort.  Single-source suppliers accounting for 10% or more of these purchases during the fiscal year ended June 30, 2013 were Dot Hill (24%) and Dell (16%).  During the fiscal year ended June 30, 2012, Dot Hill (28%) was the only single-source supplier accounting for 10% or more of these purchases.  Single-source suppliers accounting for 10% or more of these purchases during the fiscal year ended June 30, 2011 were Xyratex (21%) and Dell (20%).

Our reliance on single suppliers entails a number of risks, including the possibility of defective parts, a shortage of components, increase in components costs, and reduced control over delivery schedules.  Any of these events could adversely affect our business, results of operations and financial condition. We estimate that a lead-time of 12-16 weeks may be necessary to switch to an alternative supplier of certain custom application specific integrated circuit and printed circuit assemblies.  A change in the supplier of these components, without the appropriate lead-time, could result in a material delay in shipments by us of certain products.  Where alternative sources are available, qualification of the alternative suppliers and establishment of reliable supplies of components from such sources may also result in delays.  Shipping delays may also result in a delay in revenue recognition, possibly outside the fiscal period originally planned, and, as a result, may adversely affect our financial results for that particular period.

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

Sales to international customers accounted for approximately 39%, 50% and 40% of our revenue in fiscal years 2013, 2012, and 2011, respectively.  Accordingly, our business is susceptible to numerous risks associated with international operations.

We are subject to a number of risks associated with international business activities that could increase our costs, lengthen our sales cycle and require significant management attention.  These risks include:

•	compliance with, and unexpected changes in, regulatory requirements resulting in unanticipated costs and delays;
•	difficulties in compliance with export and re-export regulations governing U.S. goods and goods from our international subsidiaries;
•	lack of availability of trained personnel in international locations;
•	challenges in dealing with international channel partners;
•	tariffs, export controls and other trade barriers;
•	longer accounts receivable payment cycles than in the U.S.;
•	potential difficulty of enforcing agreements and collecting receivables in some foreign legal systems;
•	potential difficulty in enforcing intellectual property rights in certain foreign countries;
•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;
•	the burdens of complying with a wide variety of foreign laws;
•	general economic and political conditions in international markets; and
•	currency exchange rate fluctuations.

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

To date, most of our revenues have been denominated in U.S. dollars, while a significant portion of our international expenses are incurred in the local currencies of countries in which we operate. Because a portion of our business is conducted outside the U.S., we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we often sell in dollars, and a weakened dollar could increase local currency operating costs. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the U.S. dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations.

Product failures or interruptions could cause delays in shipments, require design modifications or field replacement, which may have a negative impact on our business and damage our reputation and customer relationships.

Product failures may adversely affect our business, financial condition and results of operations.  Despite our own testing and additional testing by current and potential customers, all errors or failures may not be found in our products prior to being deployed or, if discovered, successfully corrected in a timely manner. These errors or failures could cause delays in product introductions and shipments or require design modifications that could adversely affect our competitive position.  Further, some errors may not be detected until the systems are deployed.  In such a case, we may have to undertake substantial field replacement programs to correct the problem.  Our reputation may also suffer if our customers view our products as unreliable, whether based on actual or perceived errors or failures in our products.

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

Our future performance depends on the continued service of our senior management and our engineering, sales and marketing and operations personnel.  Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel.  The loss of the services of one or more of our key personnel could seriously impact our business, especially the loss of highly specialized technical personnel.  Our future success also depends on our continuing ability to attract, hire, train and retain highly skilled managerial, technical, sales, marketing and customer support personnel.  In addition, new employees frequently require extensive training before they achieve desired levels of productivity.  We do not carry key person life insurance on any of our employees.

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

Our products enable recording, storing, and delivering video over commercial broadband networks.  Thus, our customers could use our products without first obtaining permission from content owners to record and deliver copyrighted video.  In such a situation, we could face liability for claims that our products enabled or assisted in breaching copyright laws.

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

All of our facilities are, from time to time, subject to severe weather that could result in a temporary shut-down of the impacted facility.  However, our Pompano Beach, Florida facility is located in south Florida where there is a high risk of hurricanes.  A hurricane could shut down the Pompano Beach facility for extended periods thereby making it impossible for us to assemble and ship real-time products.  Further, an extended shut-down could slow the release of software products for our real-time business since almost all the developers for those products are located at that facility.

We may engage in future acquisitions that dilute the ownership interest of our stockholders, cause us to incur debt or assume contingent liabilities or present other challenges, such as integration issues, for our business, which if not successfully resolved would adversely affect our business.

As part of our business strategy, we review acquisition prospects that would complement our current product offerings, enhance our technical capabilities or otherwise offer growth opportunities.  We periodically review investments in new businesses, and we may acquire businesses, products or technologies in the future.  In the event of any future acquisitions, we could issue equity securities that would dilute current stockholders’ percentage ownership, incur substantial debt, or assume contingent liabilities.  These actions could materially adversely affect our operating results, financial condition and cash flows.  Acquisitions also entail numerous risks, including:

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

Our operating results may be adversely affected by the current sovereign debt crisis and continuing recession in Europe and elsewhere and by related global economic conditions.

The current European debt crisis and related European financial restructuring efforts may cause the value of the European currencies, including the euro, to further deteriorate, thus reducing the purchasing power of our European customers. One potential outcome of the European financial situation is the re-introduction of individual currencies in one or more Eurozone countries or the dissolution of the euro entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. The potential dissolution of the euro, or market perceptions concerning this and related issues, could adversely affect the value of our euro-denominated assets and obligations. In addition, the European crisis is contributing to instability in global credit markets. The world continues to experience a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in Europe, the U.S. or other key markets, remain uncertain, persist, or deteriorate further, consumer purchasing power and demand for our products could decline, and we may experience material adverse impacts on our business, operating results, and financial condition.

We may not be able to adequately protect our intellectual property rights.

Protecting our global intellectual property rights and combating unlicensed copying and use of software and other intellectual property is difficult. While piracy may adversely affect U.S. revenue, the impact on revenue from outside the U.S. is likely to be more significant, particularly in countries where laws are less protective of intellectual property rights.  Our revenues may be impacted if our intellectual property is copied or otherwise misappropriated and we are not able to successfully assert our rights over our intellectual property.  We may be unable to close sales if our intellectual property is copied; we may face increased competition if our trade secrets are disclosed; and our reputation may be negatively impacted if our company or product names are misused.  Similarly, the absence of harmonized patent laws makes it more difficult to ensure consistent respect for patent rights, making enforcement more difficult.  Reductions in the legal protection for software intellectual property rights could adversely affect revenue.

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

We are subject to various international, U.S. federal, state and local laws affecting our video solutions and real-time product lines.  The television industry is subject to extensive regulation in the U.S. and other countries.  Our video solutions revenue is dependent upon the continued growth of the digital television industry in the U.S. and internationally.  Broadband companies are subject to extensive government regulation by the FCC and other federal and state regulatory agencies.  The 1984 Cable Act, which amended the Communications Act of 1934, established policies in the areas of ownership, channel usage, franchise provisions and renewals, subscriber rates and privacy, obscenity and lockboxes, unauthorized reception of services, equal employment opportunity, and pole attachments. The 1984 Cable Act also defined jurisdictional boundaries among federal, state and local authorities for regulating cable television systems which, among other provisions, allow for expanded regulatory powers when domestic cable penetration exceeds a threshold of 70% of U.S. households.  Additional regulations could have the effect of limiting capital expenditures by our customers and thus could have a material adverse effect on our business, financial condition and results of operations.  If we were found to be, or believed to be non-compliant with privacy laws, we could face substantial exposure to government fines or privacy litigation.  This risk is especially important for our MDI solutions since these products monitor STB functions that could be impacted by privacy law protections. Additionally, regulations could have the effect of limiting capital expenditures by broadband companies and thus could have a material adverse effect on our business, financial condition and results of operations.  The enactment by federal, state or international governments of new laws or regulations could adversely affect our customers, and thereby materially adversely affect our business, financial condition and results of operations.  Our real-time revenue is also subject to strict government regulation as the result of the government work we do.  The regulations deal with security clearances, privacy, employment practices, pricing, purchasing, intellectual property and integrity.  If we were ever found in violation or if out of compliance, our production and resultant revenues could be halted or significantly delayed.

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

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. In the event we determine that it is appropriate to create a reserve or increase an existing reserve for any such potential liabilities, the amount of the additional reserve is charged as an expense in the period in which it is determined. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment for the applicable period, a further charge to expense in the period such short fall is determined would result. Such a charge to expense could have a material and adverse effect on our results of operations for the applicable period.

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

Our common stock is traded on the NASDAQ Global Market.  For the twelve months ended June 30, 2013, the high and low prices reported on the NASDAQ Global Market were $8.45 and $3.75, respectively.  Further, as of September 12, 2013, the closing price as reported on the NASDAQ Global Market was $7.91.  The market price of our common stock may fluctuate significantly in the future in response to various factors, some of which are beyond our control, including, among others:

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

In addition, in recent years, the stock market in general, and the NASDAQ Global Market and the market for technology companies in particular, have experienced extreme price and volume fluctuations.  In some cases, these fluctuations have been unrelated or disproportionate to the operating performance of these companies.  These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

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

Our principal facilities as of June 30, 2013, are listed below.  All of the principal facilities are leased.  Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including operations, research and development, sales, marketing, service, and administration.

Location	Principal Use	Expiration Date Of Lease	Approx. Floor Area
			(Sq. Feet)
4375 River Green Parkway Suite 100 Duluth, Georgia 30096	Corporate Headquarters, Administration, Research & Development, Service, Sales and Marketing, Video Operations	December 2015	36,600

2881 Gateway Drive Pompano Beach, Florida 33069	Administration, Research & Development, Real-Time Operations, Service, Sales and Marketing	December 2013	30,000

30775 Bainbridge Road
Suite 100	Media Data Intelligence
Solon, OH 44139	Research & Development and Support	September 2015	8,300

In addition to the facilities listed above, we also lease space in various domestic and international industrial centers for use as sales and service offices.

Item 3.	Legal Proceedings.

We are not presently involved in any material litigation.  However, we are from time to time party to various routine legal proceedings arising out of our business. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on our business, balance sheets or the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows in the period ended June 30, 2013.

Item 4A.	Executive Officers of the Registrant.

Our officers are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal.  Set forth below are the names, positions, and ages of executive officers as of August 26, 2013:

Name	Position	Age

Dan Mondor	President, Chief Executive Officer, and Director	58
Emory O. Berry	Chief Financial Officer and Executive Vice President of Operations	47

Dan Mondor, President, Chief Executive Officer, and Director.  Mr. Mondor joined Concurrent as Chief Executive Officer and Director on April 23, 2008.  Mr. Mondor has over 30 years of industry experience with leading global corporations in general management, sales, marketing and strategic planning.  Prior to joining Concurrent, Mr. Mondor held a number of senior executive positions with Mitel Networks, Inc., Nortel Networks, Inc. and Siemens Corporation.  From February 2007 to March 2008 he was president of Mitel Networks, Inc. with responsibility for Mitel’s U.S. region.  Prior to joining Mitel, he held a number of senior executive positions in general management, worldwide marketing and sales during a 16 year tenure at Nortel. He was with Siemens Corporation from 1984 to 1990 and began his career with Bell-Northern Research.  Mr. Mondor has a Masters of Engineering from the University of Ottawa and a B.S. in Electrical Engineering from the University of Manitoba.

Emory O. Berry, Chief Financial Officer and Executive Vice President of Operations.  Mr. Berry has served as our Chief Financial Officer and Executive Vice President of Operations since August 1, 2008.  In 2009 he assumed responsibility as Vice President and General Manager, Real-Time.  Before joining Concurrent, Mr. Berry had been serving as the Company’s Chief Financial Officer through the financial management staffing firm TechCFO, LLC (“TechCFO”) since March 9, 2007.  Mr. Berry was an active partner at TechCFO from August 2006 to August 2008.  Mr. Berry has over 20 years of financial and operational leadership experience with private and public firms in the high-tech and healthcare industries.  Beginning in August 1999, Mr. Berry served as the Chief Financial Officer of DVT Corporation, until its acquisition in May 2005 by Cognex Corporation, a publicly traded provider of machine vision systems.  From May 2005 through January 2007, Mr. Berry assisted Cognex with the financial and operational integration of DVT as a consultant.  From June 1998 through March 1999, Mr. Berry served as Chief Financial Officer and Treasurer of Firearms Training Systems, which was a publicly traded company at that time, specializing in simulated weapons training systems.  Mr. Berry also served as the Director of Corporate Accounting of Firearms Training Systems from March 1997 through June 1998.  He began his career as an auditor with Ernst and Young, LLP.  Mr. Berry is a certified public accountant. He earned his undergraduate degree in Accounting from Samford University and his Masters of Business Administration from Georgia State University.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is currently traded under the symbol “CCUR” on the NASDAQ Global Market.  The following table sets forth the high and low sales price for our Common Stock for the periods indicated, as reported by the NASDAQ Global Market.

Fiscal Year 2013
Quarter Ended:	High	Low

September 30, 2012	$4.85	$3.75
December 31, 2012	$6.46	$4.34
March 31, 2013	$8.45	$5.57
June 30, 2013	$8.12	$5.87

Fiscal Year 2012
Quarter Ended:	High	Low

September 30, 2011	$6.51	$4.88
December 31, 2011	$5.45	$3.21
March 31, 2012	$3.99	$3.36
June 30, 2012	$4.47	$3.40

On September 12, 2013, the last reported sale price of our common stock on NASDAQ was $7.91 per share.  On August 26, 2013 there were approximately 868 holders of record and 7,004 beneficial holders of our common stock.

Until July 2, 2012, we had never declared or paid any cash dividends on our capital stock.  On July 2, 2012 our Board of Directors approved the payment of quarterly cash dividends per share of common stock, excluding treasury and restricted stock.  Fiscal year 2013 dividend payments totaled $7.5 million from five quarterly dividend payments (the additional dividend payment related to the previous fiscal year) and one special dividend.  The first four quarterly dividends were each for $0.06 per share, and during the fourth quarter of our fiscal year 2013 we increased our quarterly dividend to $0.12 per share.  On December 11, 2012, our Board of Directors declared a special dividend of $0.50 per share of common stock. The special dividend was paid on December 31, 2012 to unrestricted stockholders of record at the close of business on December 21, 2012.  Future dividend payments will be paid at the discretion of the Board of Directors.  We currently intend to pay a regular quarterly cash dividend on our common shares subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant. We believe that a portion of our dividends will be treated as a return of capital to shareholders, rather than dividend income, as we believe dividend payments will exceed our cumulative earnings and profits.

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

During our fiscal 2012, and to a lesser extent during our fiscal year 2013, we reduced our administrative, sales, research and development, and services operations, and as a result, eliminated approximately 50 positions.  We implemented most of these changes during the second half of our fiscal 2012 in an effort to move to profitability in fiscal year 2013.  Actions included reductions in our support, sales and marketing, research and development, and general and administrative staff, including certain management positions.

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

We generate revenue from the sale of products and services. We commence revenue recognition when all of the following conditions are met:

•	persuasive evidence of an arrangement exists,
•	the system has been delivered or the services have been performed,
•	the fee is fixed or determinable, and
•	collection of the fee is probable.

Determination of criteria 3 and 4 above are based on our judgments regarding the fixed nature of the fee charged for products and services delivered and the collectability of those fees.

Our standard multiple-element contractual arrangements with our customers generally include the delivery of systems with multiple components of hardware and software, certain professional services that typically involve installation and consulting, and ongoing software and hardware maintenance.  Product revenue is generally recognized when the product is delivered.  Professional services that are of a consultative nature may take place prior to, or after, delivery of the system, and installation services typically occur within 90 days after delivery of the system.  Professional services revenue is typically recognized as the service is performed.  Initial warranty begins after delivery of the system and typically is provided for 90 days to three years after delivery. Maintenance revenue, where applicable, will be recognized ratably over the maintenance period. Our product sales are predominantly system sales whereby software and equipment function together to deliver the essential functionality of the combined product.  Upon our adoption of ASU 2009-14 on July 1, 2010, we determined sales of these systems were typically outside of the scope of the software revenue guidance in Topic 985 (previously included in SOP 97-2) and should be accounted for under ASU 2009-13.

Our sales model for MDI products includes the option for customers to purchase: (1) a perpetual license with maintenance; (2) a term license with maintenance and managed services; (3) software as a service, or (4) perpetual license with maintenance and managed services.  We expect that revenue from these sales generally will be recognized over the term of the various customer contracts.  Professional services attributable to implementation of our MDI products or managed services are essential to the customers’ use of these products and services.  We defer commencement of revenue recognition for the entire arrangement until we have delivered the essential professional services or have made a determination that the remaining professional services are no longer essential to the customer.  We recognize revenue for managed services and software-as-a-service arrangements once we commence providing the managed or software services and recognize the service revenue ratably over the term of the various customer contracts.  In circumstances whereby we sell a term or perpetual license and managed services, we commence revenue recognition after both the software and service are made available to the customer and recognize the revenue from the entire arrangement ratably over the longer of the term license or managed service period because we believe the managed services to be essential to the functionality of the term or perpetual license.

We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting.  An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control.  Our various systems have standalone value because we have either routinely sold them on a standalone basis or we believe that our customers could resell the delivered system on a standalone basis.  Professional services have standalone value because we have routinely sold them on a standalone basis, there are similar third-party vendors that routinely provide similar professional services, and certain customers perform the installation themselves.  Our maintenance has standalone value because we have routinely sold maintenance separately.

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

Our product deliverables are typically comprised of complete systems with numerous hardware and software components that operate together to provide essential functionality, and we are typically unable to establish VSOE or TPE of fair value for our products.  Due to the custom nature of our products, we must determine ESP at the individual component level whereby our estimated selling price for the total system is determined based on the sum of the individual components.  ESP for components of our real-time products is typically based upon list price, which is representative of our actual selling price.  ESP for components of our video solutions products are based upon our most frequent selling price (“mode”) of standalone and bundled sales, based upon a 12 month historical analysis.  If a mode selling price is not available, then ESP will be the median selling price of all such component sales based upon a 12 month historical analysis, unless facts and circumstances indicate that another selling price, other than the mode or median selling price, is more representative of our estimated selling price.  Our methodology for determining estimated selling price requires judgment, and any changes to pricing practices, the costs incurred to integrate products, the nature of our relationships with our customers, and market trends could cause variability in our estimated selling prices or cause us to re-evaluate our methodology for determining estimated selling price.  We will update our analysis of mode and median selling price at least annually, unless facts and circumstances indicate that more frequent analysis is required.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable is based on an analysis of our historical charge-off ratio, our aging of accounts receivable and our assessment of the collectability of our receivables.  If there is a deterioration of one of our major customer’s credit worthiness or actual account defaults are higher than our historical trends, our reserve estimates could be adversely impacted.

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

In the calculation of our quarterly provision for income taxes, we use an annual effective rate based on expected annual income and statutory tax rates, which may require judgments and estimates.  The tax (or benefit) applicable to significant unused or infrequently occurring items, discontinued operations or extraordinary items are separately recognized in the income tax provision in the quarter in which they occur.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  We have generated taxable income in both the U.S. and on a consolidated basis for fiscal year 2013; however, in determining whether or not a valuation allowance for deferred tax assets is needed, we evaluate all available evidence, both positive and negative, including: trends in operating income or losses; currently available information about future years; future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years if carryback is permitted under the tax law; and tax planning strategies that would accelerate taxable amounts in order to utilize expiring carryforwards, change the character of taxable and deductible amounts from ordinary income or loss to capital gain or loss, or switch from tax-exempt to taxable investments.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Based upon our evaluation of all available evidence, as described above we believe that, with the exception of our deferred tax assets in Japan, we should maintain valuation allowances on our deferred tax assets in all jurisdictions since we consider it more likely than not that the deferred tax assets will not be realized.  We will continue to evaluate all positive and negative evidence each reporting period and in the future we may conclude, based upon all available evidence, that some or all of our valuation allowances against our deferred tax assets should be released.

Indemnifications and Warranties

We recognize the fair value of guarantee and indemnification arrangements issued or modified by us, if these arrangements are within the scope of the interpretation.  In addition, we must continue to monitor the conditions that are subject to the indemnifications, as required under previously existing GAAP, in order to identify if a loss has occurred.  If we determine that it is probable that a loss has occurred, then any such estimable loss would be recognized under those indemnifications.  Under our standard software license, services and maintenance agreement, we often agree to indemnify, defend and hold harmless our licensees from and against certain losses, damages and costs arising from claims alleging the licensees’ use of our software infringes the intellectual property rights of a third party.  Historically, we have not been required to pay material amounts in connection with claims asserted under these provisions and, accordingly, we have not recorded a liability relating to such provisions.

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

Other potential obligations could arise from promises to indemnify, defend and hold harmless each of our executive officers, non-employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on our behalf.  Historically, minimal costs have been incurred relating to such indemnifications and, as such, no amount has been accrued for these types of potential obligations.

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

Selected Operating Data as a Percentage of Net Sales

The following table sets forth our consolidated historical operating information, as a percentage of total revenues, unless otherwise noted, for the periods indicated:

	Year Ended June 30,
	2013	2012
Revenue (% of total sales):
Product	60.5%	58.0%
Service	39.5	42.0
Total revenue	100.0	100.0
Cost of sales (% of respective sales category):
Product	42.6	39.2
Service	40.9	46.8
Total cost of sales	41.9	42.4
Gross margin	58.1	57.6
Operating expenses:
Sales and marketing	22.6	27.0
Research and development	18.3	21.8
General and administrative	13.0	12.2
Gain on sale of intellectual property, net	(3.8)	-
Total operating expenses	50.1	61.0
Operating income (loss)	8.0	(3.4)
Interest (expense) income, net	(0.1)	0.1
Other expense, net	(0.6)	(0.4)
Income (loss) before income taxes	7.3	(3.7)
Provision for income taxes	0.6	1.1
Net income (loss)	6.7	(4.8)

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

Fiscal Year 2013 in Comparison to Fiscal Year 2012

The following table sets forth summarized consolidated financial information for each of the two fiscal years ended June 30, 2013 and 2012, as well as comparative data showing increases and decreases between periods.

	Year ended June 30,
(Dollars in Thousands)	2013	2012	$ Change	% Change
Product revenue	$38,414	$34,981	$3,433	9.8%
Service revenue	25,030	25,316	(286)	(1.1%)
Total revenue	63,444	60,297	3,147	5.2%
Product cost of sales	16,374	13,706	2,668	19.5%
Service cost of sales	10,233	11,854	(1,621)	(13.7%)
Total cost of sales	26,607	25,560	1,047	4.1%
Product gross margin	22,040	21,275	765	3.6%
Service gross margin	14,797	13,462	1,335	9.9%
Total gross margin	36,837	34,737	2,100	6.0%
Operating expenses:
Sales and marketing	14,358	16,257	(1,899)	(11.7%)
Research and development	11,599	13,153	(1,554)	(11.8%)
General and administrative	8,226	7,373	853	11.6%
Gain on sale of intellectual property, net	(2,381)	-	(2,381)	NM (1)
Total operating expenses	31,802	36,783	(4,981)	(13.5%)
Operating income (loss)	5,035	(2,046)	7,081	NM (1)

Interest (expense) income, net	(30)	37	(67)	NM (1)
Other expense, net	(388)	(227)	(161)	70.9%
Income (loss) before income taxes	4,617	(2,236)	6,853	NM (1)
Provision for income taxes	369	651	(282)	(43.3%)
Net income (loss)	$4,248	$(2,887)	7,135	NM (1)

(1) NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for fiscal year 2013 was approximately $38.4 million, an increase of approximately $3.4 million, or 9.8%, from approximately $35.0 million in fiscal year 2012.  The increase in product revenue resulted primarily from the $2.5 million, or 17.1%, increase in real-time product revenue in fiscal year 2013, compared to the prior year. The increase in real-time product revenue resulted from our increasing volume of both iHawk and ImaGen system sales to defense contractors and the United States government during fiscal year 2013.  Real-time product orders from defense contractors and the government tend to vary by quarter and year, and are dependent upon government initiatives and funding availability.

Additionally, video solutions product revenue increased $0.9 million, or 4.4%, during fiscal year 2013, compared to the prior fiscal year.  This increase in video solutions product revenue was primarily due to resumption of spending by our two largest U.S. video customers, who made minimal purchases from us in fiscal year 2012, due to irregular spending patterns, coupled with the economic slowdown. This resumption of U.S. customer spending, coupled with increased video system and storage sales volume to customers in Canada that expanded and in some cases replaced existing video systems, resulted in an $8.1 million increase in North American video solutions revenue during fiscal year 2013, compared to the prior fiscal year.  The increase in North American video solutions revenue was mostly offset by a year over year decrease in video solutions revenue from our Asia-Pacific market.  Fiscal year 2013 video solutions product revenue declined by $7.3 million in our Asia-Pacific market primarily due to prior year video system and storage sales to our largest Japanese video solutions customer that did not recur in the current fiscal year.  This Japanese video solutions customer represented 49.4% of total video solutions product revenue during the prior fiscal year.  Fluctuation in video solutions product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of our revenue.

Service Revenue.   Total service revenue for fiscal year 2013 was $25.0 million, a decrease of $0.3 million, or 1.1%, from approximately $25.3 million in fiscal year 2012.  Video solutions service revenue increased by $0.3 million in fiscal year 2013, compared to the prior fiscal year due to additional professional services revenue in the current fiscal year.  Offsetting the increase in video solutions service revenue, real-time service revenue for fiscal year 2013 decreased by $0.6 million, compared to the prior fiscal year. We have experienced a decline in real-time service revenues over the past few years, as our legacy products have been removed from service and, to a lesser extent, from customers purchasing our new products that produce less service revenue.

Product Gross Margin.  Product gross margin was $22.0 million in fiscal year 2013, an increase of approximately $0.8 million, or 3.6%, from $21.3 million in fiscal year 2012.  Product margin increased in terms of dollars primarily due to higher product revenue during fiscal year 2013, compared to the prior fiscal year.  Product gross margin as a percentage of product revenue decreased to 57.4% for fiscal year 2013 from 60.8% in the prior fiscal year.   Product margins decreased as a percentage of revenue during fiscal year 2013, compared to the prior fiscal year, primarily due to the mix of customers and secondarily due to the mix of products sold during fiscal year 2013.

Service Gross Margin.  Service gross margin was $14.8 million in fiscal year 2013, an increase of approximately $1.3 million, or 9.9%, from $13.5 in fiscal year 2012.  Gross margin on service revenue increased to 59.1% of service revenue for fiscal year 2013 from 53.2% of service revenue for fiscal year 2012.  The increase in service margin as a percentage of service revenue was primarily due to a $1.6 million, or 13.7% decrease in service costs during fiscal year 2013.  Decreasing service costs resulted from the $1.0 million decrease in support personnel costs and $0.4 million severance charges resulting from our prior year actions to lower personnel costs to the level that we believe is appropriate for current business volumes.

Sales and Marketing. Sales and marketing expenses decreased $1.9 million, or 11.7%, to $14.4 million in fiscal year 2013 from $16.3 million in fiscal year 2012.  Sales and marketing expenses decreased $1.9 million due to lower personnel costs and $0.2 million due to lower severance charges during fiscal year 2013, compared to the prior fiscal year.  Salaries, benefits and severance charges decreased due to reductions in our international workforce and reorganization of our domestic workforce in the latter half of our prior fiscal year to create greater efficiency.  Additionally, we experienced a $0.3 million reduction in costs resulting from the impact of the declining Japanese yen on service costs incurred in Japan in fiscal year 2013, compared to fiscal year 2012.  Partially offsetting these decreasing expenses, we incurred an additional $0.3 million of commission expense in fiscal year 2013 due to higher revenue in the current year, and an additional $0.2 million in incentive compensation in fiscal year 2013 due to higher revenue and profitability in the current year.

Research and Development.  Research and development expenses decreased $1.6 million, or 11.8%, to $11.6 million in fiscal year 2013, from approximately $13.2 million in fiscal year 2012 due to a $1.6 million reduction in personnel costs and $0.2 million reduction in severance costs during fiscal year 2013 resulting from reductions in force during the latter half of our prior fiscal year, enabled by our recent changes to our research and development group.  Partially offsetting these decreasing expenses, we incurred an additional $0.3 million of incentive compensation expense in fiscal year 2013, compared to the prior fiscal year, due to higher revenue and profitability in the current year.

General and Administrative.  General and administrative expenses increased approximately $0.8 million, or 11.6%, to $8.2 million in fiscal year 2013 from $7.4 million in fiscal year 2012.  We incurred an additional $0.9 million of incentive compensation expense in fiscal year 2013, compared to prior fiscal year, due to higher revenue and profitability in the current year. Additionally, we incurred an additional $0.3 million in severance from a reduction in force.  Partially offsetting the increase in incentive compensation and severance, we incurred $0.4 million less in salaries, wages and benefits due to a year over year decrease in general and administrative personnel.

Gain on Sale of Intellectual Property, Net. In the fourth quarter of our fiscal 2013, we entered into an agreement to sell certain non-strategic patents and patent applications (collectively known as “intellectual property”) that Concurrent originally acquired in the purchase of Everstream, Inc. (“Everstream”).  We have not and do not expect to use the technology associated with this intellectual property as part of our ongoing or planned operations.  This intellectual property was originally valued at $0 upon our acquisition of Everstream, as there was no identifiable use for these patents at the time of purchase.  On June 28, 2013 we closed on this agreement with the purchaser and the purchaser transferred $2.8 million of cash to us as payment in full for this intellectual property.  As part of the execution of this agreement, we incurred approximately $0.4 million of transaction costs that we have netted against the $2.8 million of gross proceeds, as these expenses were incurred as a result of the sale, and would not have been incurred otherwise.

Other expense, net.  In fiscal year 2013, we incurred $0.3 million of realized currency translation losses.  In fiscal year 2012, we incurred approximately $0.1 million of realized currency translation losses.  These losses resulted from the impact of the decrease of the Japanese yen in fiscal year 2013 and both the Japanese yen and euro in fiscal year 2012, relative to the U.S. dollar, on short-term intercompany accounts which are settled in U.S. dollars in the normal course of business by our subsidiaries for which the euro and Japanese yen are the functional currency.

Provision for Income Taxes.  We recorded a $0.4 million income tax provision in fiscal year 2013, compared to $0.7 million in fiscal year 2012.  We have net operating loss carryforwards available to offset taxable income in the United States and in many of the foreign locations in which we operate, but do not have net operating loss carryforwards available to offset taxable income in Japan.  Our tax provision recorded in fiscal year 2013 was attributable to alternative minimum tax and state taxes recorded in the United States and income tax provision recorded by our subsidiary in Japan as a result of its pretax income recorded during the year.  Our tax provision recorded during the prior fiscal year was primarily attributable to the income tax provision recorded by our subsidiary in Japan as a result of its pretax income recorded during the prior year. We have established a full valuation allowance for deferred tax assets attributable to our net operating loss carryforwards, as we have determined that it is more likely than not that such deferred tax assets will not be realized.  We will continue to evaluate all positive and negative evidence each reporting period and in the future we may conclude, based upon all available evidence, that some or all of our valuation allowances against our deferred tax assets should be released.

Net Income (Loss).  The net income for fiscal year was $4.2 million or $0.49 per basic and $0.48 per diluted share, compared to a net loss for fiscal year 2012 of ($2.9) million, or ($0.34) per basic and diluted share.

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

In addition, video solutions product revenue decreased by $2.0 million, or 9.0% during fiscal year 2012, compared to the prior fiscal year.  We experienced a $4.3 million decrease in video solutions product sales in North America due to lower video system and storage sales volume during the fiscal year 2012, compared to the same period in the prior year.  We have experienced more than a 42% decrease in revenue from our two largest North American video solutions customers during our fiscal year 2012 due to lower spending by these customers, compared to the same period in the prior year.    Partially offsetting the decrease in domestic video solutions product sales, we experienced a $2.5 million increase in video solutions product sales in our Asia-Pacific market during fiscal year 2012 resulting from delivery of expansion video systems and storage to our largest Japanese cable customer during fiscal year 2012.  This Japanese video solutions customer represented 49% of total video solutions product revenue during fiscal year 2012.  Fluctuation in video solutions revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.

Service Revenue.  Total service revenue for fiscal year 2012 was $25.3 million, a decrease of approximately $0.2 million, or 0.8%, from $25.5 million in fiscal year 2011.  The decrease in service revenue was due to a $0.4 million, or 2.6%, decrease in service revenue related to our video solutions product line, primarily due to the termination of a maintenance contract for our MDI products.

Product Gross Margin.  Product gross margin was $21.3 million in fiscal year 2012, a decrease of approximately $2.6 million, or 10.8%, from $23.9 million in fiscal year 2011.  Product gross margin as a percentage of product revenue increased to 60.8% in fiscal year 2012 from 57.8% in fiscal year 2011.  Product margins decreased in terms of dollars due to lower product revenue during the twelve months ended June 30, 2012, compared to the same period of the prior year.  Product gross margin, as a percentage of product revenue, increased primarily due to:  (1) higher margin video solutions software comprised a larger percentage of our fiscal 2012 product revenue, (2) the mix of video solutions products sold to overseas customers during fiscal year 2012 yielded higher margins than the prior year, and (3) in the prior year period, we recognized revenue on a non-recurring, large custom video solutions product deliverable that we completed for one of our largest North American video solutions customers that generated product margins lower than we have recently earned from our sale of video solutions products.

Service Gross Margin.  Gross margin on service revenue increased to 53.2% of fiscal year 2012 service revenue from 53.1% of service fiscal year 2011 service revenue.  The increase in service margin as a percentage of service revenue was primarily due to a $0.1 million, or 0.9% decrease in fiscal year 2012 service cost of sales, relative to fiscal year 2011.  Decreasing service costs resulted from decreasing support staff costs, as we have focused on managing costs of the infrastructure that is necessary to fulfill service and support for some of our real-time legacy products as well as our MDI products.

Sales and Marketing.  Sales and marketing expenses decreased approximately $1.1 million, or 6.3% to $16.3 million in fiscal year 2012 from approximately $17.3 million in fiscal year 2011.  Sales and marketing expenses decreased $0.6 million due to the impact of lower fiscal year 2012 revenue on commission, bonus and performance-based restricted stock compensation arrangements.  Additionally, reductions in force and other changes in our sales and marketing workforce during our fiscal year 2012 resulted in a $0.5 million reduction in sales and marketing personnel costs, relative to the prior fiscal year.

Research and Development.  Research and development expenses decreased $1.0 million, or 6.9%, to approximately $13.2 million in fiscal year 2012 from $14.1 million in fiscal year 2011.  Research and development expenses decreased by $1.9 million resulting from reduction in development staff, mandatory vacations during the holidays, lower incentive compensation expense due to lower revenue in fiscal year 2012, and the non-recurrence of a purchase of developed technology in the prior year that had not reached technological feasibility and, at the time of purchase, was recorded to prior year research and development expenses.   This decrease was partially offset by a $0.9 million increase in costs recorded to development expense due to lower fiscal year 2012 capitalization of certain costs for customized products.  For certain orders that require customization, development staff may be used to work directly on these orders and their related costs are capitalized.  This difference in expense classification resulted from the aforementioned product revenue from the prior year completion of a custom product delivered to one of our traditionally largest domestic customers that did not recur in fiscal year 2012. Furthermore, our reductions in workforce resulted in an additional $0.1 million in research and development severance charges in fiscal year 2012, as compared to fiscal year 2011.

General and Administrative.  General and administrative expenses decreased approximately $1.3 million, or 14.7%, to approximately $7.4 million in fiscal year 2012 from $8.6 million in fiscal year 2011.  General and administrative expenses decreased $0.8 million due to the impact of lower fiscal year 2012 revenue on bonus and performance-based restricted stock compensation arrangements.   Furthermore, a reduction in our workforce and mandatory vacations during the holidays in fiscal year 2012 resulted in an additional $0.5 million reduction of general administrative expenses, compared to fiscal year 2011.

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

Provision (Benefit) for Income Taxes.  We recorded income tax expense for our domestic and foreign subsidiaries of $0.7 million in fiscal year 2012, compared to income tax expense of $0.5 million in fiscal year 2011.  Our tax provision in fiscal years 2012 and 2011 was primarily attributable to income earned in Japan that cannot be offset by U.S. net operating loss carryforwards and that is subject to an approximately 56% effective tax rate in fiscal 2012 and to an approximately 49% effective tax rate in fiscal 2011.  We have net operating loss carryforwards available to offset taxable income in the U.S. and in many of the foreign locations in which we operate, but we do not have net operating loss carryforwards available to offset taxable income in Japan.  We have established a full valuation allowance for deferred tax assets attributable to our net operating loss carryforwards, as we have determined that it is more likely than not that such deferred tax assets will not be realized.

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

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, product and service costs, operating results and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•	the rate of growth or decline or change in market, if any, of video solutions market expansions and the pace that video service companies implement, upgrade or replace video solutions technology;
•	the impact of the global economic conditions on our business and our customers, including European Union austerity measures;
•	the impact U.S. government sequestration on our business and our customers;
•	the rate of growth or decline, if any, of deployment of our real-time products;
•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;
•	our ability to manage expenses consistent with the rate of growth or decline in our markets;
•	ongoing cost control actions and expenses, including capital expenditures;
•	the margins on our product and service sales;
•	timing of product shipments, which typically occur during the last month of the quarter;
•	our reliance on a small customer base (three customers accounted for 31% of our revenue in fiscal year 2013, three customers accounted for 37% of our revenue in fiscal year 2012, and three customers accounted for 32% of our revenue in fiscal year 2011);
•	the percentage of sales derived from outside the U.S. where there are generally longer accounts receivable collection cycles;
•	the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital;
•	the rate of growth or decline, if any, of sales to the government and government related entities; and
•	the use of cash to pay quarterly and special dividends.

Uses and Sources of Cash

We generated $4.9 million of cash from operating activities during fiscal year 2013 compared to using $1.6 million of cash during fiscal year 2012.  We generated $3.5 million of cash during fiscal year 2011.  Operating cash flow in fiscal year 2013 was primarily generated by operating profits during the period.  Prior year operating cash outflow was primarily attributable to the payment of our outstanding trade payables.  Operating cash flow in fiscal year 2011 was primarily attributable to the favorable timing of accounts receivable collections during the year.  Partially offsetting the increase in cash from receivable collections in fiscal year 2011, we paid down our outstanding trade payables as a result of our improved receivables collection efficiency at the end of fiscal year 2011.

In our fiscal year 2013, we entered into an agreement to sell certain non-strategic patents and patent applications that we originally acquired in the purchase of Everstream. We have not and do not expect use the technology associated with this intellectual property as part of our ongoing or planned operations. This intellectual property was originally valued at $0 upon our acquisition of Everstream. On June 28, 2013 we closed on this agreement with the purchaser and the purchaser transferred $2.8 million of cash to us payment in full for this intellectual property. As part of the execution of this agreement, we incurred approximately $0.4 million of commissions and legal fees that we have netted against the gross proceeds, as these expenses were incurred as a result of the sale, and would not have been incurred otherwise.  Our bank provided its consent to sell this intellectual property.

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

We invested $1.4 million in property, plant and equipment during fiscal year 2013 compared to $2.0 million in fiscal years 2012 and 2011.  Capital additions during each year were primarily related to development and test equipment for our development group and demonstration systems used by our sales and marketing group.

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

The interest rate on the Revolver was 4.0% as of June 30, 2013. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of June 30, 2013, $10.0 million was available to us under the Revolver.  As of both June 30, 2013 and 2012, $0 was drawn under the Revolver, and we did not draw against the Revolver during fiscal years 2013 or 2012.  We are currently evaluating whether or not we will renew or extend the credit facility, or allow it to expire.

Under the Revolver, we are obligated to maintain a consolidated quick ratio of at least 1.25 to 1.00 and a consolidated tangible net worth of at least $16.8 million as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs.  As of June 30, 2013, we were in compliance with these covenants as our adjusted quick ratio (cash, short-term investments and accounts receivable divided by current liabilities minus deferred revenue) was 5.04 to 1.00 and our tangible net worth (total assets minus total liabilities and intangible assets) was $25.0 million.  The Revolver is secured by substantially all of the assets of Concurrent.

On July 30, 2012, we entered into a Waiver and Second Modification (the “Modification”) to the Second Amended and Restated Loan and Security Agreement with the Bank.  The Modification permits us to make payments of quarterly cash dividends.  Additionally, during fiscal year 2013, the Bank consented to allow for payment of the special dividend and to increase our quarterly dividends paid to $3.5 million for the fiscal year, so long as an Event of Default does not exist at the time of declaration or payment of any such cash dividend and would not exist after giving effect to such cash dividend.

During our fiscal year 2013, our Board of Directors initiated dividend payments to shareholders. Fiscal year 2013 dividend payments totaled $7.5 million from five quarterly dividend payments (the additional dividend payment relates to the previous fiscal year) and one special dividend.  The first four quarterly dividends were each for $0.06 per share, and during the fourth quarter of our fiscal year 2013 we increased our quarterly dividend to $0.12 per share.  On December 11, 2012, our Board of Directors declared a special dividend of $0.50 per share of common stock. The special dividend was paid on December 31, 2012 to unrestricted stockholders of record at the close of business on December 21, 2012.  We intend to pay a regular quarterly cash dividend on our common shares subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant. We believe that a portion of our dividends may be treated as a return of capital to shareholders, rather than dividend income, as we believe dividend payments may exceed our cumulative earnings and profits.

At June 30, 2013, we had working capital (current assets less current liabilities) of $27.7 million, including cash and cash equivalents of approximately $27.9 million, and had no material commitments for capital expenditures.  At June 30, 2012, we had working capital of $29.4 million, including cash, cash equivalents, and short-term investments of approximately $29.6 million.  At June 30, 2011, we had working capital of $30.3 million, including cash, cash equivalents, and short-term investments of approximately $33.3 million.  As of June 30, 2013, approximately $1.8 million, or 6.5% of our cash is in foreign accounts and there is no expectation that any foreign cash would need to be transferred from these foreign accounts to cover operations in the next 12 months.  Based upon our existing cash balances and short-term investments, historical cash usage, and anticipated operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital, dividend payments and capital expenditure requirements for at least the next 12 months.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2013:

	Payments Due By Fiscal Year
	(Dollars in thousands)
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Operating leases	$6,948	$1,893	$3,198	$1,857	$-
Revolving line of credit -
Interest and bank fees	13	13		-	-
Pension plan	2,905	229	576	607	1,493
Total	$9,866	$2,135	$3,774	$2,464	$1,493

Recently Issued Accounting Pronouncements

Adopted

The Financial Accounting Standards Board (FASB) issued ASU No. 2011-05, Comprehensive Income (Topic 220) (“ASU 2011-05”).  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  ASU 2011-05 also requires an entity to present on the face of the financial statement reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU 2011-05 should be applied retrospectively and is effective for public entities as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011.  We adopted this new guidance beginning July 1, 2012.  Adoption of this new guidance resulted only in changes to presentation of our financial statements.

To Be Adopted

In February 2013, the FASB issued issued ASU No. 2013-2, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, providing on disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”).  This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830) which provides guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. We do not anticipate material impacts on our financial statements upon adoption.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists . This amendment requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss or a tax credit carryforward, unless certain conditions exist. This guidance is effective prospectively for annual reporting periods (and the interim periods within) beginning after December 15, 2013. Early adoption and retrospective application are permitted. We expect to adopt this guidance effective July, 2014.  We expect adoption will not have a material impact on our financial condition, results of operations or cash flows.

Cautionary Statements Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this quarterly report may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, new market growth, payment of dividends, and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, the impact of our new video solutions strategy on our business, anticipated managed service revenue and cost of sales from our MDI sales, expected level of capital additions, the expected impact of reductions in force on our results of operations, downturn, the expected timing of revenue recognition for MDIs sales, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash,  the impact of litigation and the payment of dividends or special dividends.  These statements are based on beliefs and assumptions of our management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: United States government sequestration; European austerity measures; delays or cancellations of customer orders; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; margins of video business to capture new business; fluctuations and timing of large video orders; doing business in the People’s Republic of China; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  the impact of reductions in force on our operations; rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of competition on the pricing of video solutions products; our ability to satisfy the financial covenants in the Revolver; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new video solutions; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macro-economic environment; continuing unevenness of the global economic recovery; privacy concerns over data collection; earthquakes, tsunamis, floods and other natural disasters in areas in which our customers and suppliers operate; and the availability of debt or equity financing to support our liquidity needs.

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

Evaluation of Controls and Procedures

We conducted an evaluation as of June 30, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure control and procedures were not effective due to a material weakness in our internal controls over financial reporting related to the preparation and review of our consolidated statements of cash flows.  Specifically, we initially had an error related to our determination of the cash flow classification of the proceeds from the one-time intellectual property sale that occurred in June 2013. As the error was corrected prior to any public disclosure or filing of our results for the year ended June 30, 2013, there was no misstatement in our financial statements that are included in this Form 10K.

Changes in Internal Control

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was ineffective as of June 30, 2013 because of a material weakness that existed in our internal control over financial reporting related to the preparation and review of our consolidated statements of cash flows. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we did not design effective controls to perform a timely and sufficiently detailed review of the cash flow statement.

This material weakness resulted in a pre-filing and pre-public disclosure audit adjustment related to presentation of proceeds from the sale of the unused intellectual property.  The adjustment moved the presentation of the proceeds from operating cash flows to investing cash flows for our fiscal year 2013.  As this error occurred in the fourth quarter of our fiscal year 2013, and was detected and corrected prior to public disclosure, there was no misstatement in our financial statements that are included in this Form 10-K.

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

Information regarding the Registrant’s executive officers is located in Item 4A of this Form 10-K.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors” in the Registrant's Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on October 22, 2013 (“Registrant's 2013 Proxy Statement”).

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant's 2013 Proxy Statement.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors – Corporate Governance and Committees of the Board of Directors” in the Registrant’s 2013 Proxy Statement.

Item 11.	Executive Compensation.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Compensation Discussion and Analysis” (Other than the Compensation Committee Report) and “Compensation of Directors” in the Registrant's 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions “Common Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in Registrant's 2013 Proxy Statement.

The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Registrant herein incorporates by reference in this Form 10-K certain information under the caption “Certain Relationships and Related Party Transactions” in Registrant’s 2013 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The registrant hereby incorporates by reference in this Form 10-K certain information under the caption “Principal Accountant Fees and Services” in Registrant’s 2013 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements Filed As Part Of This Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2013 and 2012

Consolidated Statements of Operations for each of the three years in the period ended June 30, 2013

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for each of the three years in the period ended June 30, 2013

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2013

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

10.23
-- Board Representation and Standstill Agreement, dated July 23, 2012, among Concurrent Computer Corporation, Singer Children’s Management Trust, Lloyd I. Miller, III, Robert M. Pons, Dilip Singh and certain other parties (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 23, 2012 (No. 000-13150)).

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
Year Ended June 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Concurrent Computer Corporation:

We have audited the accompanying consolidated balance sheets of Concurrent Computer Corporation and subsidiaries (the "Company") as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Concurrent Computer Corporation and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
September 17, 2013

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$27,927	$29,613
Accounts receivable, less allowance for doubtful accounts of $70 at June 30, 2013 and $80 at June 30, 2012	10,701	8,739
Inventories	2,844	3,683
Prepaid expenses and other current assets, net	2,324	2,129
Total current assets	43,796	44,164
Property, plant and equipment, net	3,102	3,966
Intangible assets, net	834	1,738
Other long-term assets, net	737	1,005
Total assets	$48,469	$50,873
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,671	$5,931
Deferred revenue	8,383	8,850
Total current liabilities	16,054	14,781
Long-term liabilities:
Deferred revenue	1,924	2,788
Pension liability	2,901	2,541
Other	1,805	1,657
Total liabilities	22,684	21,767
Commitments and contingencies (Note 19)
Stockholders' equity:
Shares of series preferred stock, par value $.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $.01; 14,000,000 authorized;8,807,766 and 8,700,789 issued and outstanding at June 30, 2013 and 2012, respectively	88	87
Capital in excess of par value	208,677	207,830
Accumulated deficit	(183,085)	(179,415)
Treasury stock, at cost; 37,788 shares at June 30, 2013 and 2012, respectively	(255)	(255)
Accumulated other comprehensive income	360	859
Total stockholders' equity	25,785	29,106
Total liabilities and stockholders' equity	$48,469	$50,873

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended June 30,
	2013	2012	2011
Revenues:
Product	$38,414	$34,981	$41,287
Service	25,030	25,316	25,513
Total revenues	63,444	60,297	66,800
Cost of sales:
Product	16,374	13,706	17,437
Service	10,233	11,854	11,966
Total cost of sales	26,607	25,560	29,403
Gross margin	36,837	34,737	37,397
Operating expenses:
Sales and marketing	14,358	16,257	17,346
Research and development	11,599	13,153	14,129
General and administrative	8,226	7,373	8,641
Gain on sale of intellectual property, net	(2,381)	-	-
Total operating expenses	31,802	36,783	40,116
Operating income (loss)	5,035	(2,046)	(2,719)

Interest income	36	110	140
Interest expense	(66)	(73)	(73)
Other expense, net	(388)	(227)	(57)
Income (loss) before income taxes	4,617	(2,236)	(2,709)
Provision for income taxes	369	651	546
Net income (loss)	4,248	(2,887)	(3,255)
Net income (loss) per share
Basic	$0.49	$(0.34)	$(0.39)
Diluted	$0.48	$(0.34)	$(0.39)
Weighted average shares outstanding - basic	8,736	8,602	8,409
Weighted average shares outstanding - diluted	8,910	8,602	8,409
Cash dividends declared per common share	$0.86	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended June 30,
	2013	2012	2011
Net income (loss)	$4,248	$(2,887)	$(3,255)

Other comprehensive income (loss):
Foreign currency translation adjustment	(325)	379	56
Unrealized gain/(loss) on investment	-	2	(2)
Pension and post-retirement benefits, net of tax	(174)	(583)	(27)
Other comprehensive income (loss)	(499)	(202)	27
Comprehensive income (loss)	$3,749	$(3,089)	$(3,228)

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY
(In thousands, except share amounts)
For each of the three years in the period ended June 30, 2013

					Accumulated
	Common Stock		Capital In		Other
		Par	Excess Of	Accumulated	Comprehensive	Treasury Stock
	Shares	Value	Par Value	Deficit	Income (Loss)	Shares	Cost	Total

Balance at June 30, 2010	8,394,984	$84	$205,891	$(173,273)	$1,034	(37,788)	$(255)	$33,481
Restricted stock	86,659	1	(1)					-
Share-based compensation expense		0	1,226					1,226
Other comprehensive income (loss), net of taxes:
Net loss				(3,255)				(3,255)
Foreign currency translation adjustment					56			56
Unrealized gains/(loss) on investment					(2)			(2)
Pension plan					(27)			(27)
Total comprehensive loss								(3,228)
Balance at June 30, 2011	8,481,643	$85	$207,116	$(176,528)	$1,061	(37,788)	$(255)	$31,479
Restricted stock	219,146	2	(2)					-
Share-based compensation expense		0	716					716
Other comprehensive income (loss), net of taxes:
Net loss				(2,887)				(2,887)
Foreign currency translation adjustment					379			379
Unrealized gains/(loss) on investment					2			2
Pension plan					(583)			(583)
Total comprehensive loss								(3,089)
Balance at June 30, 2012	8,700,789	$87	$207,830	$(179,415)	$859	(37,788)	$(255)	$29,106
Dividends declared				(7,944)				(7,944)
Dividends forfeited with restricted stock forfeitures				26				26
Share-based compensation expense			848					848
Lapse of restriction on restricted stock	106,977	1	(1)					-
Other comprehensive income(loss), net of taxes:
Net income				4,248				4,248
Foreign currency translation adjustment					(325)			(325)
Pension plan					(174)			(174)
Total Comprehensive income								3,749
Balance at June 30, 2013	8,807,766	$88	$208,677	$(183,085)	$360	(37,788)	$(255)	$25,785

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2013	2012	2011

Cash flows provided by (used in) operating activities:
Net income (loss)	$4,248	$(2,887)	$(3,255)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,158	3,714	3,351
Share-based compensation	848	716	1,226
Non-cash accretion expense	4	93	36
Other non-cash expenses	608	241	(414)
Gain on sale of intellectual property, net	(2,381)	-	-
Decrease (increase) in assets:
Accounts receivable	(1,976)	(708)	6,161
Inventories	593	(25)	546
Prepaid expenses and other current assets, net	(341)	(146)	31
Other long-term assets, net	236	499	452
Increase (decrease) in liabilities:
Accounts payable and accrued expenses, net	1,262	(1,649)	(2,550)
Deferred revenue	(1,331)	(1,283)	(2,522)
Long-term liabilities, net	(4)	(140)	442
Net cash provided by (used in) operating activities	4,924	(1,575)	3,504
Cash flows provided by (used in) investing activities:
Additions to property and equipment	(1,447)	(1,977)	(1,956)
Proceeds from sale of intellectual property	2,750	-	-
Proceeds from sale or maturity of short-term investments	-	7,634	1,500
Purchase of short-term investments	-	(2,226)	(6,997)
Net cash (used in) provided by investing activities	1,303	3,431	(7,453)
Cash flows provided by (used in) financing activities:
Dividends paid	(7,542)	-	-
Net cash used in financing activities	(7,542)	-	-
Effect of exchange rates on cash and cash equivalents	(371)	(57)	399
Change in cash and cash equivalents	(1,686)	1,799	(3,550)
Cash and cash equivalents - beginning of year	29,613	27,814	31,364
Cash and cash equivalents - end of year	$27,927	$29,613	$27,814
Cash paid during the period for:
Interest	$27	$28	$29
Income taxes (net of refunds)	$880	$908	$340

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview of the Business

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

Smaller Reporting Company

We meet the Securities and Exchange Commission’s (“SEC’s”) definition of a “Smaller Reporting Company,”  and therefore qualify for the SEC’s scaled disclosure requirements for smaller reporting companies.

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

Gains (losses) on foreign currency transactions of $(348,000), $(116,000), and $129,000 for the years ended June 30, 2013, 2012 and 2011, respectively, are included in “Other expense, net” in the Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash balances and short-term investments with original maturities of 90 days or less at the date of purchase are considered cash equivalents.  Cash equivalents are stated at cost plus accrued interest, which approximates market value, and represent cash and cash invested in money market funds.

Inventories

Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis.  We reduce the recorded value of excess and obsolete inventory to its market value based upon historical and anticipated usage.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Property, Plant, and Equipment

Property, plant and equipment are stated at acquired cost less accumulated depreciation.  Depreciation is provided on a straight-line basis over the estimated useful lives of assets ranging from one to five years.  Leasehold improvements are amortized over the shorter of the useful lives of the improvements or the terms of the related lease.  Gains and losses resulting from the disposition of property, plant and equipment are included in operations.  Expenditures for repairs and maintenance are charged to operations as incurred and expenditures for major renewals and betterments are capitalized.

Revenue Recognition Policy

We generate revenue from the sale of products and services. We commence revenue recognition when all of the following conditions are met:

•	persuasive evidence of an arrangement exists,
•	the system has been delivered or the services have been performed,
•	the fee is fixed or determinable, and
•	collectability of the fee is probable.

Our standard multiple-element contractual arrangements with our customers generally include the delivery of systems with multiple components of hardware and software, certain professional services that typically involve installation and consulting, and ongoing software and hardware maintenance.  Product revenue is generally recognized when the product is delivered.  Professional services that are of a consultative nature may take place before, or after, delivery of the system, and installation services typically occur within 90 days after delivery of the system.  Professional services revenue is typically recognized as the services are performed.  Initial maintenance begins after delivery of the system and typically is provided for one to three years after delivery. Maintenance revenue is recognized ratably over the maintenance period. Our product sales are predominantly system sales whereby software and hardware function together to deliver the essential functionality of the combined product.  Upon our adoption of ASU 2009-14 on July 1, 2010, sales of these systems were determined to typically be outside of the scope of the software revenue guidance in Topic 985 (previously included in SOP 97-2) and are accounted for under ASU 2009-13.

Our sales model for media data intelligence (“MDI”) products includes the option for customers to purchase: (1) a perpetual license with maintenance; (2) a term license with maintenance and managed services; (3) software as a service; or (4) perpetual license with maintenance and managed services.  We expect that revenue from these sales generally will be recognized over the term of the various customer contracts.  Professional services attributable to implementation of our MDI products or managed services are essential to the customers’ use of these products and services.  We defer commencement of revenue recognition for the entire arrangement until we have delivered the essential professional services or have made a determination that the remaining professional services are no longer essential to the customer.  We recognize revenue for managed services and software-as-a-service arrangements once we commence providing the managed or software services and recognize the service revenue ratably over the term of the various customer contracts.  In circumstances whereby we sell a term or perpetual license and managed services, we commence revenue recognition after both the software and service are made available to the customer and recognize the revenue from the entire arrangement ratably over the longer of the term license or managed service period, because we believe the managed services to be essential to the functionality of the term or perpetual license.

We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting.  An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control.  Our various systems have standalone value because we have either routinely sold them on a standalone basis or we believe that our customers could resell the delivered system on a standalone basis.  Professional services have standalone value because we have routinely sold them on a standalone basis, there are similar third party vendors that routinely provide similar professional services, and certain customers perform the installation themselves.  Our maintenance has standalone value because we have routinely sold maintenance separately.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable is based on an analysis of our historical charge-off ratio, our aging of accounts receivable and our assessment of the collectability of our receivables.  If there is a deterioration of one of our major customer’s credit worthiness or actual account defaults are higher than our historical trends, our reserve estimates could be adversely impacted.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Capitalized Software

We account for software development costs in accordance with ASC 985-20.  Under ASC 985-20, the costs associated with software development are required to be capitalized after technological feasibility has been established.  We cease capitalization upon the achievement of customer availability.  Costs incurred by us between technological feasibility and the point at which the products are ready for market are generally insignificant and as a result we had minimal internal software development costs capitalized at June 30, 2013 and 2012.

Research and Development

Research and development expenditures are expensed as incurred.

Basic and Diluted Net (Loss) Income per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each year.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Common share equivalents of 232,000, 502,000, and 901,000 for the years ended June 30, 2013, 2012 and 2011 were excluded from the calculation as their effect was anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share for the periods indicated:

	Year Ended June 30,
(Dollars and share data in thousands, except per share amounts)	2013	2012	2011

Basic and diluted EPS calculation:
Net income (loss)	$4,248	$(2,887)	$(3,255)

Basic weighted average number of shares outstanding	8,736	8,602	8,409
Effect of dilutive securities:
Employee stock options	-	-	-
Restricted shares	174	-	-
Diluted weighted average number of shares outstanding	8,910	8,602	8,409

Basic EPS	$0.49	$(0.34)	$(0.39)

Diluted EPS	$0.48	$(0.34)	$(0.39)

Valuation of Long-Lived Assets

We evaluate the recoverability of long-lived assets, other than indefinite lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and fair value based on discounted cash flows.  As a result of these evaluations, we have not recorded any impairment losses related to long-lived assets, for any of the years ending June 30, 2013, 2012 and 2011.

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

As of June 30, 2013 and June 30, 2012, we did not have an outstanding balance on our bank line of credit.  The average outstanding balance on our bank line of credit for each of the twelve months ended June 30, 2013 and 2012 was zero.

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2013 are as follows (in thousands):

	As of	Quoted Prices in	Observable	Unobservable
	June 30, 2013	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Cash	$17,895	$17,895	$-	$-
Money market funds	10,032	10,032	-	-
Cash and cash equivalents	$27,927	$27,927	$-	$-

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2012 are as follows (in thousands):

	As of	Quoted Prices in	Observable	Unobservable
	June 30, 2012	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Cash	$19,591	$19,591	$-	$-
Money market funds	10,022	10,022	-	-
Cash and cash equivalents	$29,613	$29,613	$-	$-

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

Refer to Note 11 for assumptions used in calculation of fair value.  As of June 30, 2013, total compensation costs related to unvested restricted stock not yet expensed was approximately $775,000.

Comprehensive Income (Loss)

Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss).  Comprehensive income (loss) is defined as a change in equity during the financial reporting period of a business enterprise resulting from non-owner sources.  Components of accumulated other comprehensive income (loss) are disclosed in the Consolidated Statements of Comprehensive Income (Loss).

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

Adopted

The Financial Accounting Standards Board (FASB) issued ASU No. 2011-05, Comprehensive Income (Topic 220) (“ASU 2011-05”).  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  ASU 2011-05 also requires an entity to present on the face of the financial statement reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU 2011-05 should be applied retrospectively and is effective for public entities as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011.  We adopted this new guidance beginning July 1, 2012.  Adoption of this new guidance resulted only in changes to presentation of our financial statements.

To Be Adopted

In February 2013, the FASB issued ASU No. 2013-2, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which provides disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”).  This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830) which provides guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. We do not anticipate material impacts on our financial statements upon adoption.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists . This amendment requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss or a tax credit carryforward, unless certain conditions exist. This guidance is effective prospectively for annual reporting periods (and the interim periods within) beginning after December 15, 2013. Early adoption and retrospective application are permitted. We expect to adopt this guidance effective July 1, 2014.  We expect adoption of this new guidance will not have a material impact on our financial condition, results of operations or cash flows.

4.	Inventories

Inventories consist of the following:

	June 30,
	2013	2012
	(Dollars in thousands)

Raw materials	$1,091	$2,736
Work-in-process	298	309
Finished goods	1,455	638
	$2,844	$3,683

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

5.	Property, Plant and Equipment, net

Property, plant, and equipment consist of the following:

	June 30,
	2013	2012
	(Dollars in thousands)

Leasehold improvements	$2,641	$2,702
Machinery, equipment and customer support spares	17,763	17,226
	20,404	19,928
Less: Accumulated depreciation	(17,302)	(15,962)
	$3,102	$3,966

For the years ended June 30, 2013, 2012 and 2011, depreciation expense for property, plant and equipment amounted to $2,254,000, $2,811,000, and $2,452,000, respectively.

We recorded an asset for leasehold improvements and a corresponding liability for the present value of the estimated asset retirement obligation associated with the lease restoration costs at some of our international locations.  The asset was depreciated over the expected life of the corresponding lease and has a net book value of $0 as of both June 30, 2012 and June 30, 2013, while the liability continues to accrete to the amount of the estimated retirement obligation.  Expense associated with accretion of the obligation is recorded to operating expenses.  The changes to the asset retirement obligation associated with lease restoration costs are as follows (in thousands):

Asset retirement obligation, June 30, 2012	$502
Accretion of asset retirement obligation	4
Impact of foreign exchange rates	(78)
Asset retirement obligation, June 30, 2013	$428

6.	Intangibles

Intangible assets consist of the following (in thousands):

	Weighted Average
	Remaining	June 30,	June 30,
	Useful Life	2013	2012
Cost of amortizable intangibles:
Purchased technology	0.3 years	$7,700	$7,700
Customer relationships	3.3 years	1,900	1,900
Patents	10.75 years	78	78
Total cost of intangibles		9,678	9,678
Less accumulated amortization:
Purchased technology		(7,497)	(6,772)
Customer relationships		(1,334)	(1,161)
Patents		(13)	(7)
Total accumulated amortization		(8,844)	(7,940)

Total intangible assets, net		$834	$1,738

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

We recorded $904,000, $904,000, and $899,000 of amortization expense during each of the years ended June 30, 2013, 2012 and 2011, respectively.  The estimated amortization expense related to intangible assets for the next five fiscal years is (in thousands):

2014	$381
2015	179
2016	179
2017	54
2018	6
$799

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,
	2013	2012
	(Dollars in thousands)

Accounts payable, trade	$2,075	$1,277
Accrued payroll, vacation and other employee expenses	4,298	2,854
Accrued income taxes	130	364
Dividend payable	94	-
Other accrued expenses	1,074	1,436
	$7,671	$5,931

8.	Income Taxes

Concurrent and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 1998.

The domestic and foreign components of income (loss) before provision for income taxes are as follows:

	Year ended June 30,
	2013	2012	2011
	(Dollars in thousands)

United States	$4,979	$(2,406)	$(1,541)
Foreign	(362)	170	(1,168)
	$4,617	$(2,236)	$(2,709)

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The components of the provision for income taxes are as follows:

	Year ended June 30,
	2013	2012	2011
	(Dollars in thousands)
Current:
Federal	$128	$20	$42
State	151	(11)	(2)
Foreign	90	707	678
Total	369	716	718

Deferred:
Federal	-	-	-
State	-	-	-
Foreign	-	(65)	(172)
Total	-	(65)	(172)

Total	$369	$651	$546

A reconciliation of the income tax expense (benefit) computed using the federal statutory income tax rate to our provision for income taxes is as follows:

	Year ended June 30,
	2013	2012	2011
	(Dollars in thousands)

Income (loss) before provision for income taxes	$4,617	$(2,236)	$(2,709)
Provision (benefit) at Federal statutory rate	1,570	(760)	(921)
Change in valuation allowance	(5,444)	452	(5,386)
Permanent differences	22	82	6
Net operating loss expiration	4,801	700	5,782
Change in foreign tax rates	-	49	310
Change in uncertain tax positions	16	(313)	358
UK refundable research and development tax credits	-	281	(429)
Foreign rate differential	23	175	618
State and foreign expense	194	(5)	(37)
Stock option classification change due to repricing	(653)	-	-
Other	(160)	(10)	245
Provision for income taxes	$369	$651	$546

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

As of June 30, 2013 and 2012, our deferred tax assets and liabilities were comprised of the following:

	June 30,
	2013	2012
	(Dollars in thousands)

Deferred tax assets related to:
U.S. and foreign net operating loss carryforwards	$44,123	$50,808
Book and tax basis differences for property and equipment	448	27
Bad debt, warranty and inventory reserves	804	861
Accrued compensation	898	1,049
Deferred revenue	1,112	1,211
Research and development tax credit	459	347
Stock compensation	1,245	459
Other	1,030	1,086
Deferred tax assets	50,119	55,848
Valuation allowance	(49,119)	(54,340)
Total deferred tax assets	1,000	1,508

Deferred tax liabilities related to:
Acquired intangibles	245	575
Total deferred tax liability	245	575
Deferred income taxes, net	$755	$933

The net deferred income tax asset of $755,000 is comprised of $618,000 of current deferred tax assets, net, and $137,000 of non-current deferred tax assets, net.  As of June 30, 2013, we have U.S. Federal net operating loss carryforwards of approximately $97,200,000 for income tax purposes, of which none expire in fiscal year 2014, and the remainder expires at various dates through 2032.  We completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code on our ability to utilize these net operating losses.  The study concluded that we have not had an ownership change in the past three years, and previous studies confirmed that there have been no ownership changes since July 22, 1993.  Therefore, the U.S. Federal net operating losses will not be subject to limitation under Section 382.

As of June 30, 2013, we have state net operating loss carryforwards of approximately $55,200,000 and foreign net operating loss carryforwards of approximately $32,300,000.  The state net operating losses expire between fiscal year 2013 and fiscal year 2032.  The foreign net operating loss carryforwards expire according to the rules of each country, and with the exception of Spain, all have an indefinite carryforward period.  Spanish net operating loss carryforwards will expire between fiscal year 2019 through fiscal year 2030.  We have fully offset deferred tax assets related to both state and foreign net operating losses with a valuation allowance.  We also have an alternative minimum tax credit for federal purposes of $319,000, which has an indefinite life, and a research and development credit carryforward for federal purposes of $140,000, which has a carryforward period of 20 years and will expire in fiscal years 2025 and 2026.

Of the $97,200,000 of aforementioned U.S. Federal Tax net operating loss carryforwards, $11,000,000 represents acquired net operating losses from the Everstream acquisition.  We also acquired $140,000 in research and development credits in this transaction.  The benefits associated with these Everstream losses and tax credits will likely be limited under Sections 382 and 383 of the Internal Revenue Code as of the date of acquisition.  We have fully offset the deferred tax assets related to these losses and credits with a valuation allowance.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Deferred income taxes has not provided for undistributed earnings of foreign subsidiaries because of our intent to reinvest them indefinitely in active foreign operations.  Because of the availability of significant U.S. net operating losses, it is not practicable to determine the U.S. income tax liability that would be payable if such earnings were not reinvested indefinitely.  Deferred taxes are provided for the earnings of foreign subsidiaries when it becomes evident that we do not plan to permanently reinvest the earnings into active foreign operations.  As of June 30, 2013, $1,819,000 of the $27,927,000 (on the consolidated balance sheet) of cash and cash equivalents was held by foreign subsidiaries.  As of June 30, 2013, we have both the intent and the ability to permanently reinvest our foreign earnings in our foreign subsidiaries.

The valuation allowances for deferred tax assets as of June 30, 2013 and 2012 were approximately $49,119,000 and $54,340,000, respectively.  The change in the valuation allowance for the year ended June 30, 2013 was a decrease of approximately $5,221,000.  This change consisted of a $1,412,000 decrease due to the use of deferred tax assets during fiscal year 2013, a $4,799,000 decrease due to the expiration and true-ups of domestic net operating loss carryforwards, and a the creation of deferred tax assets during fiscal year 2013, a $653,000 increase due to the fiscal year 2013 equitable adjustment of stock option exercise prices which resulted in the creation of a deferred tax asset from the conversion of incentive stock options to nonqualified stock options, and a to $115,000 increase due to miscellaneous true-ups of prior year deferred tax amounts.  Additionally, there was a $222,000 increase due to exchange rate changes and the effect of unrealized gains/losses, the effect of which was a component of equity.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In determining whether or not a valuation allowance for deferred tax assets is needed, we evaluate all available evidence, both positive and negative, including: trends in operating income or losses; currently available information about future years; future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years if carryback is permitted under the tax law; and tax planning strategies that would accelerate taxable amounts in order to utilize expiring carryforwards, change the character of taxable and deductible amounts from ordinary income or loss to capital gain or loss, or switch from tax-exempt to taxable investments.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  With the exception of our deferred tax assets in Japan, we maintain valuation allowances on our deferred tax assets in all jurisdictions since we consider it more likely than not that the deferred tax assets will not be realized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

Balance at June 30, 2011	$493
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions for prior year	(339)
Reductions for lapse in statute of limitations	-
Settlements	-
Balance at June 30, 2012	154
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions for prior year	-
Reductions for lapse in statute of limitations	-
Settlements	-
Balance at June 30, 2013	$154

The amount of gross tax effected unrecognized tax benefits as of June 30, 2013 was approximately $154,000 of which all, if recognized, would affect the effective tax rate.  During the fiscal year ended June 30, 2013, we recognized approximately $16,000 of interest and no penalties.  We had approximately $215,000 and $199,000 of accrued interest at June 30, 2013 and 2012, respectively.  We had approximately $88,000 of accrued penalties as of both June 30, 2013 and 2012.  We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.  We believe that the amount of uncertain tax positions will not change by a significant amount within the next twelve months.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

9.	Pensions and Other Postretirement Benefits

We maintain a retirement savings plan (the “Plan”), available to U.S. employees, that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code.  Effective July 1, 2012, the Company matches 25% of the first 5% of the participants’ compensation.

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our UK based employees.  The Stakeholder Plan provides for discretionary matching contributions of between 4% and 7% of the employee’s salary.  For fiscal years 2013, 2012 and 2011, we made total contributions to the Stakeholder Plan of $60,000, $63,000 and $70,000, respectively.

As of June 30, 2013, we maintained defined benefit pension plans covering certain current and former employees in Germany.  The measurement date used to determine fiscal 2013 and 2012 benefit information for the plans was June 30, 2013 and 2012, respectively.  Our German defined benefit plans have been closed to new employees since 1998 and no employees have been added to the plan since this time.

A reconciliation of the changes in the plans’ benefit obligations and fair value of plan assets over the two-year period ended June 30, 2013, and a statement of the funded status at June 30, 2013 for these years for our pension plans is as follows:

Obligations and Funded Status

	June 30,
	2013	2012
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$4,652	$4,768
Service cost	3	13
Interest cost	189	221
Actuarial (gain) loss	136	524
Foreign currency exchange rate change	212	(641)
Benefits paid	(225)	(233)
Benefit obligation at end of year	$4,967	$4,652

Change in plan assets:
Fair value of plan assets at beginning of year	$2,097	$2,587
Actual return on plan assets	37	30
Employer contributions	32	34
Benefits paid	(209)	(217)
Foreign currency exchange rate change	95	(337)
Fair value of plan assets at end of year	$2,052	$2,097

Funded status at end of year	$(2,915)	$(2,555)

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Amounts Recognized in the Consolidated Balance Sheets

	June 30,
	2013	2012
	(Dollars in thousands)

Pension liability - current liabilities	$(14)	$(14)
Pension liability - non-current liabilities	(2,901)	(2,541)
Total pension liability	$(2,915)	$(2,555)
Accumulated other comprehensive loss	$773	$583

Items not yet recognized as a component of net periodic pension cost (dollars in thousands):

	June 30,
	2013	2012
Net (gain) loss	$773	$583
	$773	$583

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	June 30,
	2013	2012
	(Dollars in thousands)
Projected benefit obligation	$4,967	$4,652
Accumulated benefit obligation	4,967	4,652
Fair value of plan assets	2,052	2,097

The following tables provide the components of net periodic pension cost recognized in earnings for the fiscal years ended June 30, 2013, 2012 and 2011:

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Year ended June 30,
	2013	2012	2011
	(Dollars in thousands)
Net Periodic Benefit Cost
Service cost	$3	$13	$15
Interest cost	189	221	223
Expected return on plan assets	(73)	(93)	(101)
Recognized actuarial loss	8	-	-
Amortization of unrecognized net transition obligation (asset)	-	(1)	(1)
Net periodic benefit cost	$127	$140	$136

We estimate that $18,000 of the net loss for the defined benefit pension plans will be amortized from accumulated other comprehensive income into net period benefit cost over the next fiscal year.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
Assumptions

The following table sets forth the assumptions used to determine benefit obligations:

	June 30,
	2013	2012
Discount rate	3.43%	4.00%
Expected return on plan assets	3.00%	3.50%
Compensation increase rate	0.00%	0.00%

The following table sets forth the assumptions used to determine net periodic benefit cost:

	Year Ended June 30,
	2013	2012	2011
Discount rate	4.00%	5.10%	5.00%
Expected return on plan assets	3.50%	4.00%	4.00%
Compensation increase rate	0.00%	1.00%	0.00%

On an annual basis, we adjust the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations.

Plan Assets

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value, as well as the percentage of total plan assets for each category at June 30, 2013:

					Percentage of
	Level 1	Level 2	Level 3	Total Assets	Plan Assets 2013
Asset Category:
Cash and cash equivalents	$73	$-	$-	$73	3.5%
Equity securities	-	611	-	611	29.8%
Debt securities		541	-	541	26.4%
Cash surrender value insurance contracts	-	818	-	818	39.9%
Other	9	-	-	9	0.4%
Totals	$82	$1,970	$-	$2,052	100.0%

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value, as well as the percentage of total plan assets for each category at June 30, 2012:

					Percentage of
	Level 1	Level 2	Level 3	Total Assets	Plan Assets 2012
Asset Category:
Cash and cash equivalents	$49	$-	$-	$49	2.3%
Equity securities	453	-	-	453	21.6%
Debt securities	755	-	-	755	36.0%
Cash surrender value insurance contracts	-	819	-	819	39.1%
Other	21	-	-	21	1.0%
Totals	$1,278	$819	$-	$2,097	100.0%

Pension assets utilizing Level 1 inputs include fair values of equity investments and debt securities, and related dividends, which were determined by closing prices for those securities traded actively on national stock exchanges.   All cash equivalents are carried at cost, which approximates fair value.  Level 2 assets include fair values of equity investments and debt securities with limited trading activity and related dividends that were determined by closing prices for those securities traded on national stock exchanges and cash surrender life insurance contracts that are valued based on contractually stated settlement value.  In estimating the expected return on plan assets, we consider past performance and future expectations for the fund.  Plan assets are heavily weighted toward equity investments that yield consistent, dependable dividends.

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

Contributions

We expect to contribute $30,000 to our defined benefit pension plans in fiscal year 2014.

Estimated Future Benefit Payments

The benefit payments, which reflect expected future service, as appropriate, are expected to be paid (dollars in thousands) for each of the following years:

Pension
Benefits
2014	$229
2015	274
2016	302
2017	303
2018	304
2019-2022	1,493

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

10.	Segment Information

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

A summary of our revenue by geographic area is as follows (in thousands):

	Year ended June 30,
	2013	2012	2011

United States	$38,973	$30,204	$39,994
Canada	6,868	4,393	5,656
Total North America	45,841	34,597	45,650

Japan	10,079	17,015	12,430
Other Asia Pacific countries	2,355	2,366	2,888
Total Asia Pacific	12,434	19,381	15,318

Europe	5,165	6,221	5,832

South America	4	98	-

Total revenue	$63,444	$60,297	$66,800

	June 30,
	2013	2012
	(Dollars in thousands)

Long lived assets:
United States	$2,622	$3,309
Europe	370	491
Japan	750	1,089
Asia/Pacific - other	97	82
Total	$3,839	$4,971

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

11.	Share-Based Compensation

We have Stock Incentive Plans providing for the grant of incentive stock options to employees and non-qualified stock options to employees and directors.  The Compensation Committee of the Board of Directors (“Compensation Committee”) administers the Stock Incentive Plans.  Under the plans, the Compensation Committee may award stock options and shares of Common Stock on a restricted basis.  The plans also specifically provide for stock appreciation rights and authorize the Compensation Committee to provide, either at the time of the grant of an option or otherwise, that the option may be cashed out upon terms and conditions to be determined by the Compensation Committee or the Board of Directors.

Option awards are granted with an exercise price equal to the market price of our stock at the date of grant.  We recognize stock compensation expense in accordance with ASC 718-10 over the requisite service period of the individual grantees, which generally equals the vesting period.  All of our stock compensation is accounted for as equity instruments.

Our 2011 Stock Incentive Plan became effective November 1, 2011 and replaced the 2001 Stock Option Plan that expired on October 31, 2011.  As of November 1, 2011 there were no shares of Common Stock available for future grant under the 2001 Stock Option Plan.  The 2011 Stock Incentive Plan terminates on October 31, 2021.  Stockholders have authorized the issuance of up to 500,000 shares under this plan, and at June 30, 2013, there were 222,685 shares available for future grants.

We recorded share-based compensation related to issuance of stock options and restricted stock to employees, board members, and non-employees, as follows (amounts in thousands of dollars):

	Year Ended June 30,
	2013	2012	2011
Share-based compensation expense included in the
Statement of Operations:
Cost of sales	$56	$55	$50
Sales and marketing	165	133	286
Research and development	128	102	171
General and administrative	500	426	719
Total	849	716	1,226
Tax benefit	-	-	-
Share-based compensation expense, net of taxes	$849	$716	$1,226

Based on historical experience of restricted stock and option pre-vesting cancellations, we estimated an annualized forfeiture rate of 10.0% for unvested restricted stock awards and stock options outstanding as of June 30, 2013.  We estimated a 9.0% forfeiture rate for restricted stock awards and stock options outstanding as of June 30, 2012.  We update our expectation of forfeiture rates quarterly and under the true-up provisions of ASC 718-10, we will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

We have not received any cash from option exercises under all share-based payment arrangements for the fiscal years ended June 30, 2013, 2012 and 2011.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

During fiscal year 2013, we issued 243,000 shares of restricted stock and there are 456,076 total restricted shares outstanding as of June 30, 2013.  109,667 of these restricted shares were issued in fiscal year 2013 to employees and board members that vest over a three year period for board members and a four year service period for employees.  Vesting is based solely on a service condition, and restrictions generally release ratably over the service period.  A summary of the activity of our service condition restricted shares during our fiscal year 2013 is presented below:

		Weighted-
		Average
		Grant-Date
Restricted Stock Awards	Shares	Fair-Value

Non-vested at July 1, 2012	246,066	$4.94
Granted	109,667	4.63
Vested	(106,977)	4.63
Forfeited	(23,692)	5.15
Non-vested at June 30, 2013	225,064	$4.91

During fiscal years 2010, 2011 and 2013, we issued performance-based restricted shares (“PSAs”) to senior and executive management and board members.  The remaining PSAs granted in fiscal year 2010 expired and were cancelled in fiscal year 2013 as all performance criteria were not achieved.  The PSA’s issued in fiscal year 2011 will be released only if either company performance criteria or market condition criteria are achieved over a three year performance period.  The performance criteria are determined each year and require us to achieve certain annual revenue and operating income goals.  To the extent that these annual goals are met, a portion of the shares will vest and be released. The market condition requires our stock to reach a certain closing share price at the end of three years. Provided that the market condition is met, any remaining shares that did not vest based on the performance condition will become fully vested at the end of the three years.  The 133,333 PSA’s issued in fiscal year 2013 will be released only if company performance criteria are achieved over a three year performance period.  The performance criteria are determined each year and require us to achieve certain annual revenue and operating income goals.

During our fiscal year 2013 we did not release any PSAs as neither required performance conditions from related to our fiscal year 2012 financial results nor market conditions were met for our fiscal year 2010 and 2011 PSA grants.  We cancelled 121,175 PSAs during fiscal year 2013 for restricted shares granted to executive management and board members that were either forfeited or expired during the period primarily because neither the performance criteria for our fiscal 2010, 2011 and  2012 financial results, nor the market condition (achievement of certain share price) were met.  The weighted average grant-date fair-value for our performance shares with both performance and market conditions was based upon a Geometric Brownian Motion model and Monte Carlo simulation.  A summary of the activity of our PSAs during fiscal year 2013, is presented below:

		Weighted-
		Average
		Grant-Date
Performance Stock Awards	Shares	Fair-Value

Non-vested at July 1, 2012	218,854	$2.25
Granted	133,333	4.40
Vested	-	-
Forfeited	(121,175)	1.93
Non-vested at June 30, 2013	231,012	$3.66

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Total compensation cost of restricted stock awards issued, but not yet vested as of June 30, 2013 is $775,000, which is expected to be recognized over the weighted average period of 1.60 years.

We use the Black-Scholes valuation model to estimate the fair value of each option award on: 1) the date of  grant for grants to employees, and 2) each reporting period-end date for grants to non-employees, until the non- employee shares have vested, at which point the vest date becomes the final measurement date for non-employee grants.  We did not grant any stock options in fiscal years 2013, 2012 and 2011, and there were no unvested options granted to non-employees as of June 30, 2013.  During the third quarter of our fiscal year 2013 our Board of Directors approved a $0.50 reduction in the exercise price of outstanding stock options for existing employees and board members as an equitable adjustment for the $0.50 special dividend declared and paid during the second quarter of our fiscal year 2013.  We accounted for this equitable adjustment to exercise price as a modification on the date of approval.  This modification resulted in less than $1,000 of additional expense as most option exercise prices remain above our stock’s trading price after the equitable adjustment.  We use the Black-Scholes valuation model to estimate the fair value of each option award under modification accounting.

A summary of option activity under the plans as of June 30, 2013, and changes during the year is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value

Outstanding as of July 1, 2012	255,766	$14.65
Granted	-	$-
Exercised	-	$-
Forfeited or expired	(54,684)	$17.78
Outstanding as of June 30, 2013	201,082	$13.27	3.82	$86,000
Vested or expected to vest at June 30, 2013	201,082	$13.27	3.82	$86,000
Exercisable at June 30, 2013	201,082	$13.27	3.82	$86,000

The following table summarizes information about stock options outstanding and exercisable at June 30, 2013:

	Outstanding Options			Options Exercisable
	Weighted
	Average		Weighted		Weighted
Range of	Remaining		Average		Average
Exercise	Contractual	June 30,	Exercise	June 30,	Exercise
Prices	Life (Years)	2013	Price	2013	Price

$5.90	5.09	20,000	$5.90	20,000	$5.90
$6.80	4.82	60,000	$6.80	60,000	$6.80
$11.10 - $13.50	3.85	75,162	$13.13	75,162	$13.13
$14.70 - $45.10	2.04	42,076	$22.99	42,076	$22.99
$48.90	0.60	3,844	$48.90	3,844	$48.90
$5.90 - $48.90	3.82	201,082	$13.27	201,082	$13.27

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The total intrinsic value of options both outstanding and exercisable was $86,000, $0 and $0 for each of the fiscal years ended June 30, 2013, 2012 and 2011, respectively.  There is no remaining compensation cost for options granted as all outstanding options have vested as of June 30, 2013.  We generally issue new shares to satisfy option exercises.

12.	Warrants

In May 2007, we issued 1,120,000 shares of Common Stock and warrants in a private placement of public equity.  The warrants were exercisable into 280,000 shares of Common Stock at an exercise price of $16.20 per share, which were exercisable as of the date of issuance and expired five years after the date of issuance, in May 2012.  There are no remaining warrants available for exercise for our Common Stock as of either June 30, 2013 or 2012.

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

The interest rate on the Revolver was 4.0% as of June 30, 2013. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of June 30, 2013, $10,000,000 was available to us under the Revolver.  As of June 30, 2013, $0 was drawn under the Revolver, and we did not draw against the Revolver during fiscal year 2013.

Under the Revolver, we are obligated to maintain a consolidated tangible net worth of at least $16,778,000 as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs, and a consolidated quick ratio of at least 1.25 to 1.00.  As of June 30, 2013, we were in compliance with these covenants as our tangible net worth was $24,951,000 and our adjusted quick ratio was 5.04 to 1.00.  The Revolver is secured by substantially all of the assets of the company.

On July 30, 2012, we entered into a Waiver and Second Modification (the “Modification”) to the Second Amended and Restated Loan and Security Agreement with the Bank.  The Modification permits us to make payments of quarterly cash dividends.  Additionally, during fiscal year 2013, the Bank consented to allow for payment of the special dividend and to increase our quarterly dividends paid to $3,500,000 for the fiscal year, so long as an Event of Default does not exist at the time of declaration or payment of any such cash dividend and would not exist after giving effect to such cash dividend.

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

15.	Gain on Sale of Intellectual Property, net

In the fourth quarter of our fiscal 2013, we entered into an agreement to sell certain non-strategic patents and patent applications (collectively known as “intellectual property”) that Concurrent originally acquired in the purchase of Everstream, Inc. (“Everstream”).  We have not and do not expect to use the technology associated with this intellectual property as part of our ongoing or planned operations.  This intellectual property was originally valued at $0 upon our acquisition of Everstream.  On June 28, 2013 we closed on this agreement with the purchaser and the purchaser transferred $2,750,000 of cash to us as payment in full for this intellectual property.  As part of the execution of this agreement, we incurred approximately $369,000 of commissions and legal fees that we have netted against the gross proceeds, as these expenses were incurred as a result of the sale, and would not have been incurred otherwise.  Our Bank provided its consent to sell this intellectual property.

16.	Concentration of Risk

Sales to unaffiliated customers outside the United States were $24,474,000, $30,093,000 and $26,806,000 for the years ended June 30, 2013, 2012 and 2011, respectively, which amounts represented 39%, 50% and 40% of total sales for the respective fiscal years.

Sales to the U.S. government, prime contractors and agencies of the U.S. government amounted to approximately $9,573,000, $8,060,000 and $11,878,000 for the years ended June 30, 2013, 2012 and 2011, respectively, which amounts represented 15%, 13% and 18%, respectively, of total sales for each of the fiscal years.

In addition, the following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for any one of the indicated periods:

	Year ended June 30,
	2013	2012	2011
Customer A	12%	<10%	11%
Customer B	12%	<10%	<10%
Customer C	<10%	20%	11%

We assess credit risk through ongoing credit evaluations of customers’ financial condition and collateral is generally not required.

The following summarizes accounts receivable by significant customer where such account receivables exceeded 10% of total accounts receivables for any one of the indicated periods:

	Year ended June 30,
	2013	2012
Customer A	19%	12%
Customer D	<10%	19%

There were no other customers representing 10% or more of our trade receivables at June 30, 2013 and 2012.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following summarizes purchases from significant vendors where such purchases accounted for 10%, or more, of total purchases for any one of the indicated periods:

	Twelve Months Ended
	June 30,
	2013	2012	2011
Vendor A	24%	28%	<10%
Vendor B	16%	<10%	20%
Vendor C	<10%	<10%	21%

17.	Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of quarterly financial results for the fiscal years ended June 30, 2013 and 2012:

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2012	2012	2013	2013
	(Dollars in thousands, except per share amounts)
2013
Net sales	$15,004	$16,589	$16,927	$14,924
Gross margin	$8,812	$9,543	$10,000	$8,482
Operating income	$413	$876	$1,233	$2,513
Net income	$325	$673	$937	$2,313
Net income per share-basic	$0.04	$0.08	$0.11	$0.26
Net income per share-diluted	$0.04	$0.08	$0.11	$0.26

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2011	2011	2012	2012
	(Dollars in thousands, except per share amounts)
2012
Net sales	$12,888	$16,410	$16,291	$14,708
Gross margin	$7,281	$8,998	$10,012	$8,446
Operating income (loss)	$(2,504)	$(461)	$732	$187
Net income (loss)	$(2,600)	$(833)	$337	$209
Net income (loss) per share-basic	$(0.31)	$(0.10)	$0.04	$0.02
Net income (loss) per share-diluted	$(0.31)	$(0.10)	$0.04	$0.02

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

18.	Dividends

During fiscal year 2013, our Board of Directors approved five quarterly cash dividends, including two during the three months ended September 30, 2012, and a special dividend. Prior to our fiscal year 2013, we did not pay dividends on any class of shares.   All cash dividends were declared on common stock during fiscal year 2013, as summarized in the following table:

Record	Payment		Dividend
Date	Date	Type	Per Share	Total

July 17, 2012	July 31, 2012	Quarterly	$0.06	$541,000
Sept. 14, 2012	Sept. 28, 2012	Quarterly	$0.06	$554,000
Dec. 14, 2012	Dec. 28, 2012	Quarterly	$0.06	$556,000
Dec. 21, 2012	Dec. 31, 2012	Special	$0.50	$4,632,000
March 15, 2013	March 29, 2013	Quarterly	$0.06	$554,000
June 17,2013	June 28, 2013	Quarterly	$0.12	$1,107,000

Total			$0.86	$7,944,000

As of June 30, 2013, we have recorded $376,000 of dividends payable to holders of restricted common stock who held restricted shares at the time of dividend record dates and still hold those restricted shares as of June 30, 2013.  Such dividends will be paid when the restrictions on a holder’s restricted common shares lapse.  This dividend payable is divided between current payable and non-current payable in the amounts of $94,000 and $282,000, respectively, based upon the expected vest date of the underlying shares. These holders of restricted common stock will receive the dividend payments as long as they remain eligible at the vest date of the shares. As of June 30, 2013, $26,000 of dividends payable were forfeited and returned to capital for restricted shares that were forfeited prior to meeting vesting requirements.  Because the participants are not entitled to these dividends unless they complete the requisite service period for the shares to vest, they are not participating dividends as defined under ASC 260-10.

19.	Commitments and Contingencies

We lease certain office space, warehousing, and equipment under various operating leases.  The leases expire at various dates through 2018 and generally provide for the payment of taxes, insurance and maintenance costs.  Additionally, certain leases contain escalation clauses that provide for increased rents resulting from the pass through of increases in operating costs, property taxes and consumer price indexes.

At June 30, 2013, future minimum lease payments for the years ending June 30 are as follows (dollars in thousands):

2014	$1,893
2015	1,847
2016	1,351
2017	977
2018	880
2019 and thereafter	-
$6,948

Rent expense under all operating leases amounted to $2,485,000, $2,852,000 and $2,841,000 for the years ended June 30, 2013, 2012 and 2011, respectively.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

Asserting Party	Jurisdiction	Patents at Issue
Pragmatus VOD LLC	U.S. District Court of Delaware	U.S. Patents Nos. 5,581,479 and 5,636,139

Trans Video Electronics Ltd.	U.S. District Court of Delaware	U.S. Patents Nos. 5,594,936 and 5,991,801

Olympic Developments AG, LLC	U.S. District Court Central District of California	U.S. Patents Nos. 5,475,585 and 6,246,400

InterAd Technologies	U.S. District Court of Delaware	U.S. Patent No. 5,438,353

LVL Patent Group	U.S. District Court of Delaware	U.S Patent No. 6,044,382

Sprint Communications Company, L.P.	U.S. District Court Eastern District of Pennsylvania	U.S. Patent Nos. 6,754,907 and 6,757,907

FutureVision.com LLC	U.S. District Court Eastern District of Texas	U.S. Patent No. 5,877,755

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

Pursuant to the terms of the employment agreements with our executive officers and certain other employees, employment may be terminated by either the respective executive officer or us at any time.  In the event the employee voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  In the event our CEO resigns within three months of a change in control or the CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two.  Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period.  At June 30, 2013, the maximum contingent liability under these agreements is $1,952,000.  Our employment agreements with certain of our employees contain certain offset provisions, as defined in their respective agreements.

SCHEDULE II

CONCURRENT COMPUTER CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended June 30, 2013, 2012 and 2011
(Dollars in thousands)

Description	Balance at Beginning Of Year	Charged To Costs And Expenses	Deductions (a)	Balance At End Of Year

Reserves and allowances deducted from asset accounts or accrued as expenses:

2013
Allowance for doubtful accounts	$80	$14	$(24)	$70
Warranty accrual	181	183	(245)	119

2012
Allowance for doubtful accounts	82	2	(4)	80
Warranty accrual	160	270	(249)	181

2011
Allowance for doubtful accounts	84	-	(2)	82
Warranty accrual	66	256	(162)	160

(a)     Charges and adjustments to the reserve accounts for write-offs and credits issued during the year

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCURRENT COMPUTER CORPORATION
(Registrant)

By:	/s/ Dan Mondor
Dan Mondor
President and Chief Executive Officer

Date: September 17, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities indicated on September 17, 2013.

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

10.23
-- Standstill Agreement, dated July 23, 2012, among Concurrent Computer Corporation, Singer Children’s Management Trust, Lloyd I. Miller, III, Robert M. Pons, Dilip Singh and certain other parties (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 23, 2012 (No. 000-13150)).

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