Form 10-Q
period 2013-09-30
CONCURRENT COMPUTER CORP/DE
filed 2013-10-29
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of October 24, 2013 was 9,233,043.

Concurrent Computer Corporation
Form 10-Q
For the Three Months Ended September 30, 2013

Part I	Financial Information

Item 1.	Condensed Consolidated Financial Statements

Concurrent Computer Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data,)

	September 30,	June 30,
	2013	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,533	$27,927
Accounts receivable, less allowance for doubtful accounts of $59 at September 30, 2013 and $70 at June 30, 2013	9,645	10,701
Inventories	3,009	2,844
Prepaid expenses and other current assets	1,560	2,324
Total current assets	39,747	43,796

Property, plant and equipment, net	3,178	3,102
Intangible assets, net	617	834
Other long-term assets, net	911	737
Total assets	$44,453	$48,469

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,019	$7,671
Deferred revenue	7,515	8,383
Total current liabilities	12,534	16,054

Non-current liabilities:
Deferred revenue	1,529	1,924
Pension liability	3,027	2,901
Other	1,686	1,805
Total liabilities	18,776	22,684

Commitments and contingencies (Note 12)

Stockholders' equity:
Shares of common stock, par value $.01; 14,000,000 authorized; 8,937,410 and 8,807,766 issued and outstanding at September 30, 2013 and June 30, 2013, respectively	89	88
Capital in excess of par value	208,975	208,677
Accumulated deficit	(183,444)	(183,085)
Treasury stock, at cost; 37,788 at September 30, 2013 and June 30, 2013	(255)	(255)
Accumulated other comprehensive income	312	360
Total stockholders' equity	25,677	25,785

Total liabilities and stockholders' equity	$44,453	$48,469

The accompanying notes are an integral part of the condensed consolidated financial statements.

 Concurrent Computer Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	September
	2013	2012
Revenues:
Product	$11,446	$8,964
Service	5,752	6,040
Total revenues	17,198	15,004

Cost of sales:
Product	4,984	3,553
Service	2,712	2,639
Total cost of sales	7,696	6,192

Gross margin	9,502	8,812

Operating expenses:
Sales and marketing	3,482	3,638
Research and development	3,173	2,847
General and administrative	2,047	1,914
Total operating expenses	8,702	8,399

Operating income	800	413

Interest income	14	17
Interest expense	(16)	(18)
Other (expense) income, net	(25)	20

Income before income taxes	773	432

Provision for income taxes	39	107

Net income	$734	$325

Net income per share
Basic	$0.08	$0.04
Diluted	$0.08	$0.04
Weighted average shares outstanding - basic	8,813	8,683
Weighted average shares outstanding - diluted	9,049	8,801
Cash dividends declared per common share	$0.12	$0.12

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In Thousands)

	Three Months Ended
	September 30,
	2013	2012
Net income	$734	$325
Other comprehensive income (loss):
Foreign currency translation adjustment	(53)	(47)
Pension and post-retirement benefits, net of tax	5	2
Other comprehensive loss	(48)	(45)
Comprehensive income	$686	$280

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Stockholders’
Equity and Comprehensive Income (Loss)
(Dollars In thousands)
For the three month period ended September 30, 2013

	Common Stock					Treasury Stock
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comp. Income	Shares	Cost	Total

Balance at June 30, 2013	8,807,766	$88	$208,677	$(183,085)	$360	(37,788)	$(255)	$25,785
Comprehensive Income:
Net income				734				734
Foreign currency translation adj.					(53)			(53)
Pension plan					5			5
Total Comprehensive income								686
Dividends declared				(1,108)				(1,108)
Dividends forfeited with restricted stock forfeitures				57				57
Restricted stock compensation expensed			391					391
Lapse of restriction on restricted stock	146,471	1	(1)					-
Repurchase and retirement of shares	(16,827)	(0)	(92)	(42)				(134)
Balance at September 30, 2013	8,937,410	$89	$208,975	$(183,444)	$312	(37,788)	$(255)	$25,677

The accompanying notes are an integral part of the condensed consolidated financial statements

Concurrent Computer Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended
	September 30,
	2013	2012

OPERATING ACTIVITIES
Net income	$734	$325
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	727	856
Share-based compensation	391	168
Other non-cash expenses	(168)	33
Changes in operating assets and liabilities:
Accounts receivable	1,056	(792)
Inventories	(190)	850
Prepaid expenses and other current assets	775	(53)
Accounts payable and accrued expenses	(2,684)	(507)
Other long-term assets	(15)	39
Deferred revenue	(1,263)	(458)
Other long-term liabilities	38	63
Total adjustments to net income	(1,333)	199
Net cash (used in) provided by operating activities	(599)	524

INVESTING ACTIVITIES
Additions to property and equipment	(538)	(199)
Net cash used in investing activities	(538)	(199)

FINANCING ACTIVITIES
Dividends paid	(1,190)	(1,042)
Repurchase of shares to satisfy employee tax withholdings	(134)	-
Net cash used in financing activities	(1,324)	(1,042)

Effect of exchange rates on cash and cash equivalents	67	44

Change in cash and cash equivalents	(2,394)	(673)
Cash and cash equivalents at beginning of period	27,927	29,613
Cash and cash equivalents at end of period	$25,533	$28,940

Cash paid during the period for:
Interest	$6	$7
Income taxes (net of refunds)	$54	$446

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

Our condensed consolidated interim financial statements are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2013.

There have been no changes to our Significant Accounting Policies as disclosed in Note 2 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2013.  The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

Income Taxes

As of June 30, 2013, we had U.S. Federal net operating loss carryforwards of approximately $97,200,000 for income tax purposes which will expire at various dates through 2032.  We completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code of 1986 (the “Code”) on our ability to utilize these net operating losses.  The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2012.  Therefore, we do not expect the U.S. Federal net operating losses to be subject to limitation under Section 382, unless there are additional material ownership changes in the future.

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical results, future projected taxable income, and other positive and negative evidence.  This analysis is required on a jurisdiction-by-jurisdiction basis. The following summarizes our conclusions on the need for a valuation allowance in each jurisdiction as of September 30, 2013:

U.S.:  As of September 30, 2013, we have realized a three-year cumulative accounting profit in the U.S. While the negative evidence of cumulative losses in recent years is not present at September 30, 2013, we believe that significant uncertainty continues to exist in our domestic operations as our recent improved financial performance in the U.S. has been for a limited time period.  We believe that our history of expired net operating losses, our inability to carryback any net operating losses or credits, a history of inconsistent earnings and the absence of currently available tax strategies provide negative evidence about the ability to realize our deferred tax assets at the present time.   We believe that the negative evidence outweighs the positive evidence on the realizability of the domestic deferred tax assets.  As such, at this time we believe it is premature to assert that it is more likely than not that we will be able to utilize all net deferred tax assets and release some or all of the domestic valuation allowance.  We will continue to maintain a full valuation allowance on our domestic deferred tax assets as of September 30, 2013.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

United Kingdom (“U.K.”):  During the first quarter of our fiscal year 2014, a change in U.K. tax law relative to treatment of research and development expenses allowed us to release $197,000 of valuation allowances against deferred tax assets that we believe are now realizable as a result of the current period tax law change.  We believe that in light of this law change, we will now generate sufficient taxable income to fully utilize our net deferred tax assets in the U.K.

Japan:  Japan has a long history of profitable operations, and we continue to project profitability in Japan for the foreseeable future.  Therefore, we continue to believe that we will fully realize the net deferred tax assets in Japan, and no valuation allowance is needed.

Other Foreign Jurisdictions:  We also evaluated the need for a continued full valuation allowance against our foreign deferred tax assets in other jurisdictions.  We concluded that a full valuation allowance against our deferred tax assets for other foreign jurisdictions, was warranted due to, among other reasons, (i) the realized cumulative accounting losses, (ii) our long history of taxable losses, and (iii) our uncertainty with respect to generating future taxable income in the near term given our recently completed projections and other inherent uncertainties in our business.

Each quarter, we assess the total weight of positive and negative evidence and evaluate whether release of all or any portion of the valuation allowance is appropriate. Should we come to the conclusion that a release of our valuation allowances is required, there would be a significant increase in net income and earnings per share due to the impact on the tax rate.

We recorded $39,000 of income tax provision during the three months ended September 30, 2013, primarily due to taxable income earned by our Japan subsidiary and an expected alternative minimum tax liability in the U.S., both of which were mostly offset by the aforementioned release of valuation allowances against deferred tax assets in the U.K.  We recorded $107,000 of income tax provision during the three months ended September 30, 2012, primarily due to taxable income earned by our Japan subsidiary.

Recently Issued Accounting Pronouncements

Adopted

In February 2013, the FASB issued ASU No. 2013-2, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, providing on disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”).  This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance was effective for us beginning July 1, 2013 and did not have a material impact on our financial statements.

To Be Adopted

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830) which provides guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. We do not anticipate any material impact on our financial statements upon adoption.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This amendment requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss or a tax credit carryforward, unless certain conditions exist. This guidance is effective prospectively for annual reporting periods (and the interim periods within) beginning after December 15, 2013. Early adoption and retrospective application are permitted. We expect to adopt this guidance effective July 1 2014.  We expect adoption will not have a material impact on our financial condition, results of operations, or cash flows.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

2.	Summary of Significant Accounting Policies

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

As of September 30, 2013 and June 30, 2013, we did not have an outstanding balance on our bank line of credit.  We did not have an average outstanding balance on our bank line of credit for the three months ended September 30, 2013.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Our financial assets that are measured at fair value on a recurring basis as of September 30, 2013 are as follows (in thousands):

	As of	Quoted Prices in	Observable	Unobservable
	Sept. 30, 2013	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$15,499	$15,499	$-	$-
Money market funds	10,034	10,034	-	-
Cash and cash equivalents	$25,533	$25,533	$-	$-

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2013 are as follows (in thousands):

	As of	Quoted Prices in	Observable	Unobservable
	June 30, 2013	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$17,895	$17,895	$-	$-
Money market funds	10,032	10,032	-	-
Cash and cash equivalents	$27,927	$27,927	$-	$-

3.	Basic and Diluted Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.  Common share equivalents of 121,000 and 290,000 for the three months ended September 30, 2013 and 2012, respectively, were excluded from the calculation as their effect was antidilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

	Three Months Ended September 30,
	2013	2012
Basic and diluted earnings per share (EPS) calculation:
Net income	$734	$325

Basic weighted average number of shares outstanding	8,813	8,683
Effect of dilutive securities:
Restricted stock	223	118
Stock options	13	-
Diluted weighted average number of shares outstanding	9,049	8,801
Basic EPS	$0.08	$0.04
Diluted EPS	$0.08	$0.04

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

4.	Share-Based Compensation

As of September 30, 2013, we had share-based compensation plans which are described in Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2013.  We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  As of September 30, 2013, we had 197,239 stock options outstanding and 333,421 restricted shares outstanding.

During the three months ended September 30, 2013, we awarded 90,000 shares of restricted stock.   These restricted stock awards consisted of 50,000 restricted shares granted to employee participants that vest ratably over a four year service period, as long as the participant remains employed with Concurrent.  The award of restricted shares also included 40,000 performance-based restricted shares granted to senior management during the three months ended September 30, 2013 that vest based upon meeting specified company financial performance criteria over the next three years.  A summary of the activity of our time-based, service condition restricted shares during the three months ended September 30, 2013, is presented below:

		Weighted Average
		Grant Date
Restricted Stock Awards	Shares	Fair Value
Unvested at July 1, 2013	225,064	$4.91
Awarded	50,000	7.86
Released	(54,305)	5.07
Forfeited	(3,250)	4.57
Unvested at September 30, 2013	217,509	$5.55

During the three months ended September 30, 2013, we released restrictions on 92,166 previously granted performance based restricted shares, based upon achievement of performance goals attributable to our fiscal year 2013.  We cancelled 62,934 performance-based restricted shares during the three months ended September 30, 2013 that had been granted to senior management and were forfeited during the period because neither the full performance criteria for our fiscal year 2011, 2012, and 2013 financial results, nor the market condition (achievement of a certain share price) were met.  A summary of the activity of our performance based restricted shares during the three months ended September 30, 2013, is presented below:

		Weighted Average
		Grant Date
Performance Stock Awards	Shares	Fair Value
Unvested at July 1, 2013	231,012	$3.66
Awarded	40,000	7.86
Released	(92,166)	3.52
Forfeited	(62,934)	2.90
Unvested at September 30, 2013	115,912	$5.59

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

We recorded share-based compensation related to the issuance of stock options and restricted stock to employees and board members as follows (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Share-based compensation expense included in the Statements of Operations:
Cost of sales	$14	$13
Sales and marketing	47	27
Research and development	35	26
General and administrative	295	102
Total	391	168
Tax benefit	-	-
Share-based compensation expense, net of taxes	$391	$168

5.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method.  We reduce our excess and obsolete inventory to market value, if below cost, based upon historical and anticipated usage.  The components of inventories are as follows (in thousands):

	September 30,	June 30,
	2013	2013
Raw materials	$1,557	$1,091
Work-in-process	267	298
Finished goods	1,185	1,455
Total inventory	$3,009	$2,844

6.	Other Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30,	June 30,
	2013	2013
Cost of amortizable intangibles:
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Patents	87	78
Total cost of intangibles	9,687	9,678
Less accumulated amortization:
Purchased technology	(7,679)	(7,497)
Customer relationships	(1,377)	(1,334)
Patents	(14)	(13)
Total accumulated amortization	(9,070)	(8,844)
Total intangible assets, net	$617	$834

Amortization expense was $226,000 for both the three months ended September 30, 2013 and September 30, 2012.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

7.                   Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands):

	September 30,	June 30,
	2013	2013
Accounts payable, trade	$1,440	$2,075
Accrued payroll, vacation, severance and other employee expenses	2,359	4,298
Accrued income taxes	27	130
Dividend payable	99	94
Other accrued expenses	1,094	1,074
Total accounts payable and accrued expenses	$5,019	$7,671

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

	Three Months Ended
	September 30,
	2013	2012
United States	$12,202	$10,001
Canada	245	562
Total North America	12,447	10,563

Japan	2,980	3,168
Other Asia Pacific countries	821	112
Total Asia Pacific	3,801	3,280

Europe	950	1,159

South America	-	2

Total revenue	$17,198	$15,004

In addition, the following summarizes revenues by significant customer where such revenue accounted for 10% or more of total revenues for any one of the indicated periods:

	Three Months Ended
	September 30,
	2013	2012
Customer A	31%	<10%
Customer B	<10%	20%

We assess credit risk through ongoing credit evaluations of customers’ financial condition, and collateral is generally not required.  The following summarizes accounts receivable by significant customer for whom

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

accounts receivable were 10% or more of total accounts receivables for any one of the indicated periods:

	September 30,	June 30,
	2013	2013
Customer A	24%	19%
Customer C	11%	<10%

There were no other customers representing 10% or more of our trade receivables at September 30, 2013 and June 30, 2013.

The following summarizes purchases from significant vendors where such purchases accounted for 10% or more of total purchases for any one of the indicated periods:

	Three Months Ended
	September 30,
	2013	2012
Vendor A	22%	14%
Vendor B	18%	13%
Vendor C	13%	<10%
Vendor D	<10%	11%

9.	Revolving Credit Facility

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

The interest rate on the Revolver was 4.0% as of September 30, 2013. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of September 30, 2013, $10,000,000 was available to us under the Revolver.  As of September 30, 2013, no amount is drawn under the Revolver, and we did not draw against the Revolver at any time during the three months ended September 30, 2013.

Under the Revolver, we are obligated to maintain a consolidated tangible net worth (total assets minus total liabilities and intangible assets) of at least $17,512,000 as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs, and a consolidated adjusted quick ratio of at least 1.25 to 1.00 (cash, short-term investments and accounts receivable divided by current liabilities, excluding deferred revenue).  Additionally, we are subject to certain negative covenants whereby we must first receive the banks written consent prior to any dispositions, changes in business, management, or business locations, mergers or acquisitions, indebtedness, encumbrances, maintenance of collateral accounts, investments or subordinated debt.  As of September 30, 2013, we were in compliance with these covenants as our consolidated adjusted quick ratio was 7.01 to 1.00 and our tangible net worth was $25,060,000.  The Revolver is secured by substantially all of the assets of the company.

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

The following table provides detail of the components of net periodic benefit cost of our German subsidiary’s defined benefit pension plan for the three months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Service cost	$-	$1
Interest cost	42	46
Expected return on plan assets	(15)	(18)
Amortization of net loss	5	2
Net periodic benefit cost	$32	$31

We contributed $7,000 and $8,000 to our German subsidiary’s defined benefit pension plan during the three months ended September 30, 2013 and 2012, respectively, and expect to make additional, similar, quarterly contributions during the remaining quarters of our fiscal year 2014.

We maintain a U.S. employee retirement savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code.  We matched 25% of the first 5% of the employee’s annual salary invested by the employee in the 401(k) plan during fiscal year 2013.  In August 2013, we increased our match to 50% of the first 5% of the employee’s annual salary invested by the employee in the 401(k) plan.  During the three months ended September 30, 2013 and 2012, we contributed $98,000 and $43,000 in matching funds to the 401(k) plan, respectively.

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our U.K. based employees.  For our U.K. based employees who contribute 4% or more of their salary to the Stakeholder Plan, we match 100% of employee contributions, up to 7% of their salary.  During the three months ended September 30, 2013 and 2012, we contributed $17,000 and $14,000 to the Stakeholder Plan, respectively.

11.	Dividends

During the three months ended September 30, 2013, we declared and paid one quarterly cash dividend. The following summarizes our dividend activity during the three months ended September 30, 2013:

			Dividend
Record Date	Payment Date	Type	Per Share	Total
September 16, 2013	September 30, 2013	Quarterly	$0.12	$1,108,000

As of September 30, 2013, we have recorded $237,000 of dividends payable to holders of restricted common stock who held restricted shares at the time of dividend record dates and still hold those restricted shares as of September 30, 2013.  Such dividends will be paid when the restrictions on a holder’s restricted common shares lapse.  This dividend payable is divided between current payable and non-current payable in the amounts of $99,000 and $138,000, respectively, based upon the expected vest date of the underlying shares. These holders of restricted common stock will receive the dividend payments as long as they remain eligible at the vest date of the shares. During the three months ended September 30, 2013, $57,000 of dividends payable were forfeited and returned to capital for restricted shares that were forfeited prior to meeting vesting requirements.  Because the participants are not entitled to these dividends unless they complete the requisite service period for the shares to vest, they are not participating dividends as defined under ASC 260-10.

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

Pursuant to the terms of the employment agreements with our executive officers and certain other employees, employment may be terminated by either the respective executive officer or us at any time.  In the event the employee voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  In the event our CEO resigns within three months of a change in control or the CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two.  Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period.  At September 30, 2013, the maximum contingent liability under these agreements is $2,461,000.  Our employment agreements with certain of our employees contain certain offset provisions, as defined in their respective agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto which appear elsewhere herein.  Except for the historical financial information, many of the matters discussed in this Item 2 may be considered “forward-looking” statements that reflect our plans, estimates and beliefs.  Actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Cautionary Note Regarding Forward-Looking Statements,” elsewhere herein and in other filings made with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended June 30, 2013.  References herein to “Concurrent”, the “Company”, “we”, “our” or “us” refer to Concurrent Computer Corporation and its subsidiaries.

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

Application of Critical Accounting Estimates

The SEC defines “critical accounting estimates” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  For a complete description of our critical accounting policies, please refer to the “Application of Critical Accounting Policies” in our most recent Annual Report on Form 10-K for the year ended June 30, 2013 filed with the SEC on September 17, 2013.

Results of Operations

The three months ended September 30, 2013 compared to the three months ended September 30, 2012

	Three Months Ended
	September 30,
(Dollars in Thousands)	2013	2012	$ Change	% Change

Product revenue	$11,446	$8,964	$2,482	27.7%
Service revenue	5,752	6,040	(288)	(4.8%)
Total revenue	17,198	15,004	2,194	14.6%

Product cost of sales	4,984	3,553	1,431	40.3%
Service cost of sales	2,712	2,639	73	2.8%
Total cost of sales	7,696	6,192	1,504	24.3%

Product gross margin	6,462	5,411	1,051	19.4%
Service gross margin	3,040	3,401	(361)	(10.6%)
Total gross margin	9,502	8,812	690	7.8%

Operating expenses:
Sales and marketing	3,482	3,638	(156)	(4.3%)
Research and development	3,173	2,847	326	11.5%
General and administrative	2,047	1,914	133	6.9%
Total operating expenses	8,702	8,399	303	3.6%

Operating income	800	413	387	93.7%

Interest expense - net	(2)	(1)	(1)	100.0%
Other (expense) income - net	(25)	20	(45)	NM (1)

Income before income taxes	773	432	341	78.9%

Provision for income taxes	39	107	(68)	(63.6%)

Net income	$734	$325	$409	125.8%

(1)	NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the three months ended September 30, 2013 was $11.4 million, an increase of approximately $2.4 million, or 27.7%, from $9.0 million for the three months ended September 30, 2012.  The increase in product revenue resulted from the $1.5 million, or 30.1%, increase in video product revenue for the three months ended September 30, 2013, compared to the same period in the prior year.  The period over period increase in video product revenue resulted from an increase in video system sales volume to a North American cable service provider during the current year period.  The increase in sales volume was primarily due to a period over period increase in video system and storage sales to customers in the United States that expanded and, in some cases, replaced existing video systems.  Fluctuation in video product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.

The increase in product revenue also resulted from the $0.9 million, or 24.6%, increase in real-time product revenue for the three months ended September 30, 2013 compared to the same period in the prior year. The period over period increase in real-time product revenue resulted from our increasing volume of iHawk system sales to United States defense contractors and the United States government during the current year period.  Real-time product orders from defense contractors and the government tend to vary by quarter and year, and are dependent upon government initiatives and funding availability.

Service Revenue.   Total service revenue for the three months ended September 30, 2013 was approximately $5.7 million, a decrease of $0.3 million, or 4.8%, from $6.0 million for the three months ended September 30, 2012.  We experienced a period over period decrease in service revenue due to the $0.3 million, or 6.6%, decrease in video service revenue.  The period over period decrease in video service revenue is primarily attributable to a decline in media data intelligence maintenance and managed services revenue, as certain customer contracts have been fulfilled and not renewed, and other renewals during the period have been deferred due to software revenue recognition accounting constraints when undelivered elements of the software arrangement exist.

Product Gross Margin.  Product gross margin was $6.5 million for the three months ended September 30, 2013, an increase of approximately $1.1 million, or 19.4%, from $5.4 million for the three months ended September 30, 2012.    Product gross margin as a percentage of product revenue decreased to 56.5% for the three months ended September 30, 2013 from 60.4% for the three months ended September 30, 2012.   Product margins increased in terms of dollars due to the period over period increase in revenue.  Product margins decreased as a percentage of revenue during the three months ended September 30, 2013, compared to the same period in the prior year, primarily due to the mix of products sold.

Service Gross Margin.  Service gross margin was $3.0 million for the three months ended September 30, 2013, a decrease of approximately $0.4 million, or 10.6%, from $3.4 million for the three months ended September 30, 2012.  Gross margin on service revenue decreased to 52.9% of service revenue for the three months ended September 30, 2013 from 56.3% of service revenue for the three months ended September 30, 2012.  The decrease in service margin as a percentage of service revenue was primarily due to the $0.3 million, or 4.8% decrease in service revenue during the three months ended September 30, 2013, compared to the same period in the prior year, while incurring a similar level of service cost of sales, which remain relatively fixed regardless of revenue levels, during the period.

Sales and Marketing. Sales and marketing expenses decreased approximately $0.1 million, or 4.3% to $3.5 million for the three months ended September 30, 2013 from $3.6 million for the three months ended September 30, 2012.  Sales and marketing expenses decreased due to a $0.1 million reduction in personnel costs resulting from a year over year reductions in our international sales support personnel.

Research and Development.  Research and development expenses increased approximately $0.3 million, or 11.5%, to approximately $3.1 million for the three months ended September 30, 2013, from $2.8 million for the three months ended September 30, 2012.  This increase was due to a $0.3 million increase in personnel costs during the three months ended September 30, 2013 resulting from recent salary increases for our research and development group.

General and Administrative.  General and administrative expenses increased approximately $0.1 million, or 6.9%, to $2.0 million for the three months ended September 30, 2013 from $1.9 million for the three months ended September 20, 2012.  We incurred an additional $0.2 million of share-based compensation expense during the three months ended September 30, 2013, compared to the same period in the prior year, due to (1) achievement of certain performance criteria during the period, and (2) new restricted stock grants during the period.  Partially offsetting the increase in share-based compensation, we incurred $0.1 million less in salaries, wages and benefits due to a period over period decrease in general and administrative personnel.

Provision for Income Taxes.  We recorded a $39 thousand income tax provision for the three months ended September 30, 2013 and a $107 thousand income tax provision for the three months ended September 30, 2012.  Our tax provision recorded during both periods was primarily attributable to the income tax provision recorded by our subsidiary in Japan as a result of its pretax income earned in the period.

During the three months ended September 30, 2013, most of the $0.2 income tax provision recorded in Japan was offset on a consolidated basis by the release of all valuation allowances against our deferred tax assets in the U.K..  During the first quarter of our fiscal year 2014, a change in U.K. tax law relative to treatment of research and development tax credits allowed us to release valuation allowances against approximately $0.2 million of deferred tax assets that we believe are now realizable as a result of the current period tax law change.

In all other jurisdictions, we either generate net operating losses or occasionally utilize some of the net operating loss carryforward amounts.  However, because of the cumulative accounting losses in those jurisdictions, we maintain a full valuation allowance on those losses as discussed below.  This results in no net income tax provision impact in those jurisdictions as of September 30, 2013.

Net Income.  Our net income for the three months ended September 30, 2013 was $0.7 million or $0.08 per basic and diluted share, compared to net income for the three months ended September 30, 2012 of $0.3 million, or $0.04 per basic and diluted share.

Deferred Tax Assets and Related Valuation Allowances

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical results, future projected taxable income, and other positive and negative evidence.  This analysis is required on a jurisdiction-by-jurisdiction basis. The following summarizes our conclusions on the need for a valuation allowance in each jurisdiction as of September 30, 2013:

U.S.:  As of September 30, 2013, we have realized a three-year cumulative accounting profit in the U.S. While the negative evidence of cumulative losses in recent years is not present at September 30, 2013, we believe that significant uncertainty continues to exist in our domestic operations as our recent improved financial performance in the U.S. has been for a limited time period.  We believe that our history of expired net operating losses, our inability to carryback any net operating losses or credits, a history of inconsistent earnings and the absence of currently available tax strategies provide negative evidence about the ability to realize our deferred tax assets at the present time.  We believe that the negative evidence outweighs the positive evidence on the realizability of the domestic deferred tax assets.  As such, at this time we believe it is premature to assert that it is more likely than not that we will be able to utilize all net deferred tax assets and release some or all of the domestic valuation allowance.  We will continue to maintain a full valuation allowance on our domestic deferred tax assets as of September 30, 2013.

U.K. - During the first quarter of our fiscal year 2014, a change in U.K. tax law relative to treatment of research and development expenses allowed us to release $0.2 million of valuation allowances against deferred tax assets that we believe are now realizable as a result of the current period tax law change.  We believe that in light of this law change, we will now generate sufficient taxable income to fully utilize our net deferred tax assets in the U.K.

Japan - Japan has a long history of profitable operations, and we continue to project profitability in Japan for the foreseeable future.  Therefore, we continue to believe that we will fully realize the net deferred tax assets in Japan, and no valuation allowance is needed.

Other Foreign Jurisdictions - We also evaluated the need for a continued full valuation allowance against our foreign deferred tax assets in other jurisdictions.  We concluded that a full valuation allowance against our deferred tax assets for other foreign jurisdictions, was warranted due to, among other reasons, (i) the realized cumulative accounting losses, (ii) our long history of taxable losses and (iii) our uncertainty with respect to generating future taxable income in the near term given our recently completed projections and other inherent uncertainties in our business.

Each quarter, we assess the total weight of positive and negative evidence and evaluate whether release of all or any portion of the valuation allowance is appropriate. Should we come to the conclusion that a release of our valuation allowances is required, there would be a significant increase in net income and earnings per share due to the impact on the tax rate.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, product and service costs, operating results and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•	our reliance on a small customer base, typically represented by a small number of large, concentrated orders (three customers accounted for 46% of our revenue for the three months ended September 30, 2013, and three customers accounted for 40% of our revenue for the three months ended September 30, 2012);

•	the rate of growth or decline or change in market, if any, of video solutions market expansions and the pace that video service companies implement, upgrade or replace video solutions technology;

•	the impact of the global economic conditions on our business and our customers, including European Union austerity measures;

•	the impact U.S. government sequestration on our business and our customers;

•	the impact of a prolonged shutdown or prolonged operation under a continuing resolution by the U.S. government may result in delayed orders, delayed payments, declines in revenues, profitability and cash flows;

•	the rate of growth or decline, if any, of deployment of our real-time products;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	our ability to manage expenses consistent with the rate of growth or decline in our markets;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product and service sales;

•	timing of product shipments, which typically occur during the last month of the quarter;

•	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles;

•	the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital;

•	the rate of growth or decline, if any, of sales to the government and government related entities; and

•	the use of cash to pay quarterly and special dividends.

Uses and Sources of Cash

We used $0.6 million of cash from operating activities during the three months ended September 30, 2013 whereas we generated $0.5 million of cash from operating activities during the three months ended September 30, 2012.  Operating cash outflows during the three months ended September 30, 2013 primarily resulted from payment of prior period accruals and payables.  Operating cash flow during the three months ended September 30, 2012 was generated by operating profits during the quarter.

We invested $0.5 million and $0.2 million in property, plant and equipment during the three months ended September 30, 2013 and 2012, respectively.  Capital additions during each of these periods were primarily related to development and test equipment and demonstration systems used by our sales and marketing group.  We expect capital additions to continue at a similar quarterly rate, which is comparable to our prior year’s quarterly levels, during the remainder of our fiscal year.

During the three months ended September 30, 2013, our Board of Directors approved a quarterly cash dividend of $0.12 per share.  The dividend was paid on September 30, 2013 to all stockholders of record as of September 16, 2013, aggregating $1.1 million.  We also paid an additional $0.1 million of dividends that had been held as dividends payable from previous declarations to restricted shareholders for whom restrictions lapsed during the three months ended September 30, 2013.  During the three months ended September 30, 2012, our Board of Directors approved two cash dividends each for $0.06 per share.  We intend to pay a regular quarterly cash dividend on our common shares subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant.

We paid $0.1 million for the repurchase of shares to settle minimum tax withholdings for employees whose restricted stock awards released during the three months ended September 30, 2013.  This payment represents the shares withheld from the release to those employees to satisfy minimum tax withholdings.  Because the availability of this tax settlement method  has been limited, we do not anticipate any additional material repurchases of stock for this purpose.

We have a $10.0 million credit line (the “Revolver”) with Silicon Valley Bank (the “Bank”) that matures on December 31, 2013.  Advances against the Revolver bear interest on the outstanding principal at a rate per annum equal to the greater of 4.0% or either: (1) the prime rate, or (2) the LIBOR rate plus a LIBOR rate margin of 2.75%.  We have borrowing availability of up to $10.0 million under this Revolver as long as we maintain cash at or through the Bank of $15.0 million or more.  At all times that we maintain cash at or through the Bank of less than $15.0 million, the amount available for advance under the Revolver is calculated from a formula that is primarily based upon a percentage of eligible accounts receivable, which may result in less than, but no more than $10.0 million of availability.  Our Revolver matures in December 2013 and we are currently evaluating whether we should renew or replace the Revolver, or let it expire.

The interest rate on the Revolver was 4.0% as of September 30, 2013. The outstanding principal amount plus all accrued but unpaid interest is payable in full at the expiration of the credit facility on December 31, 2013.  Based on our cash balance at the Bank as of September 30, 2013, $10.0 million was available to us under the Revolver.  As of September 30, 2013, no amount was drawn under the Revolver, and we did not draw against the Revolver at any time during the three months ended September 30, 2013.

Under the Revolver, we are obligated to maintain a consolidated tangible net worth of at least $17.5 million as of the last day of each quarter, increasing by 100% of quarterly net income and 100% of issuances of equity, net of issuance costs, and a consolidated adjusted quick ratio of at least 1.25 to 1.00.  As of September 30, 2013, we were in compliance with these covenants as our tangible net worth (total assets minus total liabilities and intangible assets) was $25.1 million and our consolidated adjusted quick ratio (cash, short-term investments and accounts receivable divided by current liabilities, excluding deferred revenue) was 7.01 to 1.00.  The Revolver is secured by substantially all of the assets of Concurrent.

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

At September 30, 2013, we had working capital (current assets less current liabilities) of $27.2 million, including cash and cash equivalents of approximately $25.5 million, and had no material commitments for capital expenditures.  At June 30, 2013, we had working capital of $27.7 million, including cash and cash equivalents of approximately $27.9 million.  Based upon our existing cash balances, historical cash usage, and anticipated operating cash flow in the near term, we believe that existing cash balances will be sufficient to meet our anticipated working capital, capital expenditure requirements and any dividend payments for at least the next twelve months.

Off-Balance Sheet Arrangements

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products and certain other matters. In evaluating estimated losses on these indemnifications, we consider factors such as the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of loss. These obligations did not have a material impact on our financial statements during the periods presented.  See footnote 12 to the Condensed Consolidated Financial Statements for the additional disclosures regarding indemnification.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this quarterly report may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, new market growth, payment of dividends, and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, the impact of our video solutions strategy on our business, anticipated managed service revenue and cost of sales from our MDI sales, expected level of capital additions, the expected impact of reductions in force on our results of operations, downturn, the expected timing of revenue recognition for MDI sales, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash,  the impact of litigation and the payment of dividends.  These statements are based on beliefs and assumptions of our management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: United States government sequestration; European austerity measures; delays or cancellations of customer orders; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; margins of video business to capture new business; fluctuations and timing of large video orders; doing business in the People’s Republic of China; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  the impact of reductions in force on our operations; rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of competition on the pricing of video solutions products; our ability to satisfy the financial covenants in the Revolver; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new video solutions; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macro-economic environment; continuing unevenness of the global economic recovery; privacy concerns over data collection; earthquakes, tsunamis, floods and other natural disasters in areas in which our customers and suppliers operate; and the availability of debt or equity financing to support our liquidity needs.

Other important risk factors are discussed in Part 2, Item 1A. of this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

Evaluation of Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Currently, management has concluded that the design of the controls to remediate the material weakness identified as of June 30, 2013 is appropriate as of September 30, 2013.  However, full remediation of the previous material weakness cannot be determined as of September 30, 2013 as implementation and operating effectiveness of the redesigned controls cannot be evaluated and tested until the end of the fiscal year due to the annual nature of these controls.

Previously Reported Material Weakness

Our management concluded that our internal control over financial reporting was ineffective as of June 30, 2013 because a material weakness existed in our internal control over financial reporting related to the preparation and review of our consolidated statements of cash flows.  Specifically, we initially had an error related to our determination of the cash flow classification of the proceeds from the one-time intellectual property sale that occurred in June 2013.  As the error was corrected prior to any public disclosure or filing of our results for the year ended June 30, 2013, there was no misstatement in our financial statements that were included in our previously filed Form 10-K.  In response to the material weakness in internal controls described above, during the three months ended September 30, 2013, we began to include as part of our financial reporting review process, a thorough examination of the financial reporting impact of new and unusual transactions or accounting issues on all of our financial statements, as well as implementing additional review procedures over our statements of cash flows.  Though management is still evaluating the design of these new procedures, we believe that our improved processes and procedures will assist in the remediation of the material weakness. Once placed in operation for a sufficient period of time, we will subject these procedures to appropriate tests, in order to determine whether they are operating effectively.

Changes in Internal Controls

Except for the changes in internal controls to remediate the material weakness noted above, there were no changes to our internal controls over financial reporting during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings

We are not presently involved in any material litigation.  However, we are, from time to time, party to various routine legal proceedings arising out of our business.  See footnote 12 to our Condensed Consolidated Financial Statements for additional information about legal proceedings.

Item 1A.	Risk Factors

If the U.S. government budget process results in a prolonged shutdown or prolonged operation under a continuing resolution, we may experience further delayed orders, delayed payments, declines in revenues, profitability and cash flows.

Sales to the U.S. government, prime contractors and agencies of the U.S. government represented between 13% and 18% of our total revenues in each of the past 3 fiscal years and our expected revenue for fiscal year 2014 and beyond depends, in part, on receiving a similar level of new orders from the U.S. government, which is currently under extreme budget pressures.  The U.S. government may be unable to timely complete its budget process or fully agree upon spending priorities. If the U.S. government budget process results in a prolonged shutdown or prolonged operation under a continuing resolution, we may experience further delayed orders, delayed payments, declines in revenues, profitability and cash flows. All of the aforementioned conditions could have a material adverse effect on our fiscal year 2014 business and financial outlook, our operating results and our financial condition.

Additional risk factors are discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended June 30, 2013.  There have been no other material changes to our risk factors as previously disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We do not have a formal stock purchase plan in place and are not actively repurchasing shares under any plan or program.  A provision exists in our stock plan that allows for the repurchase of shares to settle the minimum tax withholding liability due from restricted stock participants upon release of restrictions on their stock.  During the three months ended September 30, 2013, we paid $0.1 million for these repurchases of shares.  Because the availability of this tax settlement method has been limited, we do not anticipate any additional material repurchases of stock for this purpose.  The table below sets forth the purchases of our common stock for the quarter ended September 30, 2013:

			Total Number
	Total Number		of Shares	Approximate Dollar Value
	of Shares	Average	Purchased as Part	of Shares That May
	Purchased	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	(1)	Per Share	Plans or Programs	the Plans or Programs
August 2013	4,083	$8.61	-	$-
September 2013	12,744	$7.70	-	$-

(1) Shares were repurchased to satisfy tax withholding obligations that arose on the release of restriction on restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.2	Form of Rights Certificate (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2002).

4.3	Amended and Restated Rights Agreement dated as of August 7, 2002 between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2002).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Data required by Statement of Financial Accounting Standards No. 128, “Earnings per Share,” is provided in the Notes to the condensed consolidated financial statements in this report.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2013		CONCURRENT COMPUTER CORPORATION

	By:	/s/ Emory O. Berry
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