Form 10-Q
period 2013-12-31
CONCURRENT COMPUTER CORP/DE
filed 2014-01-28
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2013

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

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of January 22, 2014 was 9,262,238.

Concurrent Computer Corporation
Form 10-Q
For the Three and Six Months Ended December 31, 2013

Part I	Financial Information

Item 1.	Condensed Consolidated Financial Statements

Concurrent Computer Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	December 31,	June 30,
	2013	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,096	$27,927
Accounts receivable, less allowance for doubtful accounts of $57 at December 31, 2013 and $70 at June 30, 2013	11,745	10,701
Inventories	3,856	2,844
Prepaid expenses and other current assets	1,408	2,324
Total current assets	42,105	43,796

Property, plant and equipment, net	2,921	3,102
Intangible assets, net	552	834
Other long-term assets, net	889	737
Total assets	$46,467	$48,469

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,990	$7,671
Deferred revenue	6,303	8,383
Total current liabilities	14,293	16,054

Non-current liabilities:
Deferred revenue	1,462	1,924
Pension liability	3,099	2,901
Other	1,807	1,805
Total liabilities	20,661	22,684

Commitments and contingencies (Note 12)

Stockholders' equity:
Shares of common stock, par value $.01; 14,000,000 authorized; 8,981,655 and 8,807,766 issued and outstanding at December 31, 2013 and June 30, 2013, respectively	90	88
Capital in excess of par value	209,211	208,677
Accumulated deficit	(183,465)	(183,085)
Treasury stock, at cost; 37,788 at December 31, 2013 and June 30, 2013	(255)	(255)
Accumulated other comprehensive income	225	360
Total stockholders' equity	25,806	25,785

Total liabilities and stockholders' equity	$46,467	$48,469

The accompanying notes are an integral part of the condensed consolidated financial statements.

 Concurrent Computer Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenues:
Product	$11,008	$10,099	$22,454	$19,063
Service	6,829	6,490	12,581	12,530
Total revenues	17,837	16,589	35,035	31,593

Cost of sales:
Product	5,222	4,295	10,206	7,848
Service	2,659	2,751	5,371	5,390
Total cost of sales	7,881	7,046	15,577	13,238

Gross margin	9,956	9,543	19,458	18,355

Operating expenses:
Sales and marketing	3,513	3,643	6,995	7,281
Research and development	3,416	2,948	6,589	5,795
General and administrative	1,894	2,076	3,941	3,990
Total operating expenses	8,823	8,667	17,525	17,066

Operating income	1,133	876	1,933	1,289

Interest income	4	9	17	25
Interest expense	(17)	(17)	(33)	(36)
Other expense, net	(50)	(189)	(74)	(167)

Income before income taxes	1,070	679	1,843	1,111

(Benefit) provision for income taxes	(19)	6	20	113

Net income	$1,089	$673	$1,823	$998

Net income per share
Basic	$0.12	$0.08	$0.21	$0.11
Diluted	$0.12	$0.08	$0.20	$0.11
Weighted average shares outstanding - basic	8,934	8,741	8,874	8,712
Weighted average shares outstanding - diluted	9,041	8,851	9,060	8,852
Cash dividends declared per common share	$0.12	$0.56	$0.24	$0.68

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In Thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net income	$1,089	$673	$1,823	$998

Other comprehensive income (loss):
Foreign currency translation adjustment	(92)	(172)	(145)	(218)
Pension and post-retirement benefits, net of tax	5	2	10	4
Other comprehensive loss	(87)	(170)	(135)	(214)
Comprehensive income	$1,002	$503	$1,688	$784

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Stockholders’
Equity and Comprehensive Income (Loss)
(Dollars In Thousands)
For the Six Month Period Ended December 31, 2013

	Common Stock					Treasury Stock
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comp. Income	Shares	Cost	Total
Balance at June 30, 2013	8,807,766	$88	$208,677	$(183,085)	$360	(37,788)	$(255)	$25,785
Comprehensive Income (loss):
Net income				1,823				1,823
Foreign currency translation adj					(145)			(145)
Pension plan					10			10
Total Comprehensive income								1,688

Dividends declared				(2,219)				(2,219)
Dividends forfeited with restricted stock forfeitures				59				59
Restricted stock compensation expensed			629					629
Lapse of restriction on restricted stock	191,121	2	(2)					-
Repurchase of shares to satisfy minimum tax withholdings on restricted stock releases	(17,232)	-	(93)	(43)				(136)
Balance at December 31, 2013	8,981,655	$90	$209,211	$(183,465)	$225	(37,788)	$(255)	$25,806

The accompanying notes are an integral part of the condensed consolidated financial statements

Concurrent Computer Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended
	December 31,
	2013	2012
OPERATING ACTIVITIES
Net income	$1,823	$998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,273	1,668
Share-based compensation	629	369
Other non-cash expenses	(61)	348
Changes in operating assets and liabilities:
Accounts receivable	(1,044)	(1,404)
Inventories	(1,045)	1,027
Prepaid expenses and other current assets	885	397
Accounts payable and accrued expenses	315	225
Other long-term assets	(1)	125
Deferred revenue	(2,542)	(2,184)
Other long-term liabilities	178	33
Total adjustments to net income	(1,413)	604
Net cash provided by operating activities	410	1,602

INVESTING ACTIVITIES
Additions to property and equipment	(795)	(534)
Net cash used in investing activities	(795)	(534)

FINANCING ACTIVITIES
Dividends paid	(2,305)	(5,953)
Repurchase of shares to satisfy employee tax withholdings	(136)	-
Net cash used in financing activities	(2,441)	(5,953)

Effect of exchange rates on cash and cash equivalents	(5)	(137)

Change in cash and cash equivalents	(2,831)	(5,022)
Cash and cash equivalents at beginning of period	27,927	29,613
Cash and cash equivalents at end of period	$25,096	$24,591

Cash paid during the period for:
Interest	$15	$14
Income taxes (net of refunds)	$(206)	$457

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

Income Taxes

As of June 30, 2013, we had U.S. Federal net operating loss carryforwards of approximately $97,200,000 for income tax purposes which will expire at various dates through 2032.  We completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code of 1986 (the “Code”) on our ability to utilize these net operating losses.  The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2013.  Therefore, we do not expect the U.S. Federal net operating losses to be subject to limitation under Section 382, unless there are additional material ownership changes in the future.

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as, future projected operations along with other positive and negative evidence in assessing if sufficient future taxable income will be generated to use the existing deferred tax assets.  The following summarizes our conclusions on the need for a valuation allowance in each jurisdiction as of December 31, 2013:

U.S.:  As of December 31, 2013, we have realized a three-year cumulative accounting profit in the U.S. While the negative evidence of cumulative losses in recent years is not present at December 31, 2013, we believe that significant uncertainty continues to exist in our domestic operations as our recent improved financial performance in the U.S. has been for a limited time period.  We also considered the fact that the three-year cumulative accounting profit included sales to a long time customer that we recently lost and a non-recurring gain from the sale of certain patents.  We believe that our history of expired net operating losses, our inability to carryback any net operating losses or credits, a history of inconsistent earnings, and the absence of currently available tax strategies do not provide support for our ability to realize our deferred tax assets at the present time.   We believe that it is more likely than not that the benefit from our domestic deferred tax assets will not be realized.  In recognition of this risk, we have provided a full valuation allowance on the deferred tax assets relating to our domestic operations as of December 31, 2013.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income are increased or if a more sustained profitability is achieved and additional weight may be given to subjective evidence such as our projections for growth.  If the positive and negative evidence being evaluated changes and we determine we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2013 will be recognized as a reduction in income tax expense.

United Kingdom (“U.K.”):  During the first half of our fiscal year 2014, a change in U.K. tax law relative to treatment of research and development expenses allowed us to release $173,000 of valuation allowances against deferred tax assets that we believe are now realizable as a result of the current period tax law change.  We believe that in light of this law change, we will now generate sufficient taxable income to fully utilize our net deferred tax assets in the U.K.

Japan:  Japan has a long history of profitable operations, and we continue to project profitability in Japan for the foreseeable future.  Therefore, we continue to believe that we will fully realize the net deferred tax assets in Japan, and no valuation allowance is needed.

Other Foreign Jurisdictions:  We also evaluated the need for a continued full valuation allowance against our foreign deferred tax assets in other jurisdictions.  We concluded that a full valuation allowance against our deferred tax assets for other foreign jurisdictions was warranted due to, among other reasons, (i) the realized cumulative accounting losses, (ii) our long history of taxable losses, and (iii) our uncertainty with respect to generating future taxable income in the near term given our recently completed projections and other inherent uncertainties in our business.

Each quarter, we assess the total weight of positive and negative evidence and evaluate whether release of all or any portion of the valuation allowance is appropriate. Should we come to the conclusion that a release of our valuation allowances is required, there would be a significant increase in net income and earnings per share due to the impact on the tax rate.

We recorded an income tax benefit of ($19,000) and an income tax provision of $20,000 during the three and six months ended December 31, 2013, respectively.  Our taxable income is primarily due to taxable income earned by our Japan subsidiary and an expected alternative minimum tax liability in the U.S., both of which were either more than offset or mostly offset by the aforementioned release of valuation allowances against deferred tax assets in the U.K.  We recorded $6,000 and $113,000 of income tax provision during the three and six months ended December 31, 2012, respectively, primarily due to taxable income earned by our Japan subsidiary.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This amendment requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss or a tax credit carryforward, unless certain conditions exist. This guidance is effective prospectively for annual reporting periods (and the interim periods within) beginning after December 15, 2013. Early adoption and retrospective application are permitted. We will adopt this guidance effective July 1, 2014.  We expect adoption will not have a material impact on our financial condition, results of operations, or cash flows.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
As of December 31, 2013 and June 30, 2013, we did not have an outstanding balance on our bank line of credit.  We had an average outstanding balance of $0 on our bank line of credit for the six months ended December 31, 2013.  We allowed our bank line of credit to expire on December 31, 2013.

Our financial assets that are measured at fair value on a recurring basis as of December 31, 2013 are as follows (in thousands):

	As of December 31, 2013 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash	$15,061	$15,061	$-	$-
Money market funds	10,035	10,035	-	-
Cash and cash equivalents	$25,096	$25,096	$-	$-

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2013 are as follows (in thousands):

	As of June 30, 2013 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash	$17,895	$17,895	$-	$-
Money market funds	10,032	10,032	-	-
Cash and cash equivalents	$27,927	$27,927	$-	$-

3.	Basic and Diluted Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.  Common share equivalents of 172,000 and 272,000 for the three months ended December 31, 2013 and 2012, respectively, were excluded from the calculation as their effect was antidilutive.  Common share equivalents of 116,000 and 265,000 for the six months ended December 31, 2013 and 2012, respectively, were excluded from the calculation as their effect was antidilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Basic and diluted earnings per share (EPS) calculation:
Net income	$1,089	$673	$1,823	$998

Basic weighted average number of shares outstanding	8,934	8,741	8,874	8,712
Effect of dilutive securities:
Restricted stock	97	110	174	140
Stock options	10	-	12	-
Diluted weighted average number of shares outstanding	9,041	8,851	9,060	8,852
Basic EPS	$0.12	$0.08	$0.21	$0.11
Diluted EPS	$0.12	$0.08	$0.20	$0.11

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

4.	Share-Based Compensation

As of December 31, 2013, we had share-based compensation plans which are described in Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2013.  We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  As of December 31, 2013, we had 188,286 stock options outstanding and 318,371 restricted shares outstanding.  No stock options were granted during the six months ended December 31, 2013.

During the three and six months ended December 31, 2013, we awarded 32,000 and 122,000 shares of restricted stock, respectively.   These restricted stock awards included 2,000 and 52,000 restricted shares granted during the three and six months ended December 31, 2013, respectively, granted to employee participants that vest ratably over a four year service period, as long as the participant remains employed with Concurrent.  These restricted stock awards also included 30,000 restricted shares granted during the three and six months ended December 31, 2013, respectively, to board member participants with graded vesting over three years, as long as the participant remains on the Board of Concurrent.  The award of restricted shares also included 0 and 40,000 performance-based restricted shares granted to senior management during the three and six months ended December 31, 2013, respectively, that vest based upon meeting specified company financial performance criteria over the next three years.  A summary of the activity of our time-based, service condition restricted shares for the six months ended December 31, 2013, is presented below:

		Weighted Average
		Grant Date
Restricted Stock Awards	Shares	Fair Value
Non-vested at July 1, 2013	225,064	$4.91
Granted	82,000	7.67
Vested	(98,955)	5.05
Forfeited	(5,650)	4.77
Non-vested at December 31, 2013	202,459	$5.96

During the three and six months ended December 31, 2013, we released restrictions on 0 and 92,166 previously granted performance based restricted shares, respectively, based upon achievement of performance goals attributable to our fiscal year 2013.  We cancelled 0 and 62,934 performance-based restricted shares during the three and six months ended December 31, 2013, respectively, that had been previously granted to senior management and were forfeited during the period because neither the full performance criteria for our fiscal year 2011, 2012, and 2013 financial results, nor the market condition (achievement of a certain share price) were met.  A summary of the activity of our performance based restricted shares for the six months ended December 31, 2013, is presented below:

		Weighted Average
		Grant Date
Performance Stock Awards	Shares	Fair Value
Non-vested at July 1, 2013	231,012	$3.66
Granted	40,000	7.86
Vested	(92,166)	3.52
Forfeited	(62,934)	2.90
Non-vested at December 31, 2013	115,912	$5.59

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

We recorded share-based compensation related to the issuance of stock options and restricted stock to employees and board members as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Share-based compensation expense included in the Statement of Operations:
Cost of sales	$14	$14	$28	$27
Sales and marketing	43	41	90	68
Research and development	41	27	76	54
General and administrative	140	119	435	220
Total	238	201	629	369
Tax benefit	-	-	-	-
Share-based compensation expense, net of taxes	$238	$201	$629	$369

5.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method.  We reduce our excess and obsolete inventory to market value, if below cost, based upon historical and anticipated usage.  The components of inventories are as follows (in thousands):

	December 31,	June 30,
	2013	2013
Raw materials	$1,812	$1,091
Work-in-process	374	298
Finished goods	1,670	1,455
Total inventory	$3,856	$2,844

6.	Other Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31,	June 30,
	2013	2013
Cost of amortizable intangibles:
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Patents	87	78
Total cost of intangibles	9,687	9,678
Less accumulated amortization:
Purchased technology	(7,700)	(7,497)
Customer relationships	(1,420)	(1,334)
Patents	(15)	(13)
Total accumulated amortization	(9,135)	(8,844)
Total intangible assets, net	$552	$834

Amortization expense was $291,000 and $452,000 for the six months ended December 31, 2013 and December 31, 2012, respectively.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

7.	Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands):

	December 31,	June 30,
	2013	2013
Accounts payable, trade	$4,101	$2,075
Accrued payroll, vacation, severance and other employee expenses	2,678	4,298
Accrued income taxes	46	130
Dividend payable	73	94
Other accrued expenses	1,092	1,074
Total accounts payable and accrued expenses	$7,990	$7,671

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
United States	$9,548	$10,191	$21,750	$20,192
Canada	2,013	1,482	2,258	2,044
Total North America	11,561	11,673	24,008	22,236

Japan	2,468	3,465	5,448	6,633
Other Asia Pacific countries	1,371	555	2,192	667
Total Asia Pacific	3,839	4,020	7,640	7,300

Europe	2,437	894	3,387	2,053

Other	-	2	-	4
Total revenue	$17,837	$16,589	$35,035	$31,593

In addition, the following summarizes revenues by significant customer where such revenue accounted for 10% or more of total revenues for any one of the indicated periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Customer A	10%	12%	<10%	16%
Customer B	<10%	16%	20%	13%

We assess credit risk through ongoing credit evaluations of customers’ financial condition, and collateral is generally not required.  The following summarizes accounts receivable by significant customers for whom

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

accounts receivable were 10% or more of total accounts receivables for any one of the indicated periods:

	December 31,	June 30,
	2013	2013
Customer C	14%	<10%
Customer B	<10%	19%

There were no other customers representing 10% or more of our trade receivables at December 31, 2013 and June 30, 2013.

The following summarizes purchases from significant vendors where such purchases accounted for 10% or more of total purchases for any one of the indicated periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Vendor A	19%	11%	21%	12%
Vendor B	21%	18%	20%	16%
Vendor C	21%	12%	15%	11%

9.	Revolving Credit Facility

Our credit line (the “Revolver”) with Silicon Valley Bank expired on December 31, 2013.  We have not drawn against the Revolver in the past three years and allowed the credit facility to expire.  We are currently evaluating whether or not to enter into a new credit arrangement, but based upon our existing cash balances, historical cash usage, and anticipated operating cash flow in the near term, we believe that existing cash balances will be sufficient to meet our anticipated working capital, capital expenditure requirements and any dividend payments for at least the next twelve months. We are no longer subject to any covenants as of December 31, 2013.

10.	Retirement Plans

The following table provides detail of the components of net periodic benefit cost of our German subsidiary’s defined benefit pension plan for the three and six months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Service cost	$-	$1	$-	$2
Interest cost	43	47	86	93
Expected return on plan assets	(15)	(18)	(30)	(36)
Amortization of net loss	4	2	9	4
Net periodic benefit cost	$32	$32	$65	$63

We contributed $6,000 and $13,000 to our German subsidiary’s defined benefit pension plan during the three and six months ended December 31, 2013, respectively, and expect to make additional, similar, quarterly contributions during the remaining quarters of our fiscal year 2014.   We contributed $9,000 and $17,000 to our German subsidiary’s defined benefit plan during the three and six months ended December 31, 2012, respectively.

We maintain a U.S. employee retirement savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code.  We matched 25% of the first 5% of the employee’s annual salary invested by the employee in the 401(k) plan during fiscal year 2013.  In August 2013, we increased our match to 50% of the first 5% of the employee’s annual salary invested by the employee in the 401(k) plan.  We contributed $82,000 and $180,000 in matching funds to the 401(k) plan during the three and six months ended December 31, 2013, respectively.  We contributed $39,000 and $82,000 in matching funds to the 401(k) plan during the three and six months ended December 31, 2012, respectively.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
We also maintain a defined contribution plan (the “Stakeholder Plan”) for our U.K. based employees.  For our U.K. based employees who contribute 4% or more of their salary to the Stakeholder Plan, we match 100% of employee contributions, up to 7% of their salary.  We contributed $18,000 and $35,000 to the Stakeholder Plan during the three and six months ended December 31, 2013, respectively.  We contributed $14,000 and $30,000 to the Stakeholder Plan during the three and six months ended December 31, 2012, respectively.

11.	Dividends

During the six months ended December 31, 2013, our Board of Directors approved two quarterly cash dividends.  The following summarizes our dividend activity during the six months ended December 31, 2013:

			Dividend
Record Date	Payment Date	Type	Per Share	Total
September 16, 2013	September 30, 2013	Quarterly	$0.12	$1,108,000
December 13, 2013	December 27, 2013	Quarterly	$0.12	$1,111,000

As of December 31, 2013, we have $232,000 of dividends payable to holders of restricted common stock who held restricted shares at the time of dividend record dates and still hold those restricted shares as of December 31, 2013.  Such dividends will be paid when the restrictions on a holder’s restricted common shares lapse.  This dividend payable is divided between current payable and non-current payable in the amounts of $73,000 and $159,000, respectively, based upon the expected vesting date of the underlying shares. These holders of restricted common stock will receive the dividend payments as long as they remain eligible at the vesting date of the shares. During the six months ended December 31, 2013, $59,000 of dividends payable were returned to capital for restricted shares that were forfeited prior to meeting vesting requirements.  Because the participants are not entitled to these dividends unless they complete the requisite service period for the shares to vest, they are not participating dividends as defined under ASC 260-10.

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

Pursuant to the terms of the employment agreements with our executive officers and certain other employees, employment may be terminated by either the respective executive officer or us at any time.  In the event the employee voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  In the event our CEO resigns within three months of a change in control or the CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two.  Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period.  At December 31, 2013, the maximum contingent liability under these agreements is $2,461,000.  Our employment agreements with certain of our employees contain certain offset provisions, as defined in their respective agreements.

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

Results of Operations

The three months ended December 31, 2013 compared to the three months ended December 31, 2012

	Three Months Ended
	December 31,
(Dollars in Thousands)	2013	2012	$ Change	% Change
Product revenue	$11,008	$10,099	$909	9.0%
Service revenue	6,829	6,490	339	5.2%
Total revenue	17,837	16,589	1,248	7.5%

Product cost of sales	5,222	4,295	927	21.6%
Service cost of sales	2,659	2,751	(92)	(3.3%)
Total cost of sales	7,881	7,046	835	11.9%

Product gross margin	5,786	5,804	(18)	(0.3%)
Service gross margin	4,170	3,739	431	11.5%
Total gross margin	9,956	9,543	413	4.3%

Operating expenses:
Sales and marketing	3,513	3,643	(130)	(3.6%)
Research and development	3,416	2,948	468	15.9%
General and administrative	1,894	2,076	(182)	(8.8%)
Total operating expenses	8,823	8,667	156	1.8%

Operating income	1,133	876	257	29.3%

Interest expense - net	(13)	(8)	(5)	62.5%
Other (expense) income - net	(50)	(189)	139	(73.5%)

Income before income taxes	1,070	679	391	57.6%

(Benefit) provision for income taxes	(19)	6	(25)	NM (1)

Net income	$1,089	$673	$416	61.8%

(1) NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the three months ended December 31, 2013 was $11.0 million, an increase of approximately $0.9 million, or 9.0%, from $10.1 million for the three months ended December 31, 2012.  The increase in product revenue resulted from the $1.0 million, or 21.8%, increase in real-time product revenue for the three months ended December 31, 2013, compared to the same period in the prior year.  The period over period increase in real-time product revenue resulted from our increasing sales volume for a number of our real-time products to customers in the United States and Asia. Specifically, we generated higher sales volume of our 1) iHawk systems to commercial technology companies, 2) ImaGen system sales to the United States government, and 3) RedHawk Linux software sales to defense contractors during the current year period.  Revenue from defense contractors and the government tend to vary by quarter and year, and are dependent upon government initiatives and funding availability.

Our video solutions product revenue for the three months ended December 31, 2013 decreased $0.1 million or 1.2%, compared to the same period in the prior year, partially offsetting the increase in real-time product revenue.  The period over period decrease in video product revenue occurred because we experienced a $1.2 million and $0.4 million decrease in video system product revenue in both North America and Japan, respectively, due to lower purchasing volume from our existing customers in those regions.  Partially offsetting the decreasing video product revenue in those regions, we experienced a $1.5 million increase in video product revenue in Europe during the three months ended December 31, 2013, compared to the same period of the prior year. Our period over period increase in European video solutions product revenue resulted from existing European customers expanding the system and storage capacity of their existing systems.  Fluctuation in video product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.

Service Revenue.  Total service revenue for the three months ended December 31, 2013 was $6.8 million, an increase of $0.3 million, or 5.2%, from $6.5 million for the three months ended December 31, 2012.  We experienced a period over period increase in service revenue due to the $0.4 million, or 10.7%, increase in video solutions service revenue.  The period over period increase in video solutions service revenue is primarily attributable to incremental non-recurring media data intelligence reporting services revenue.  Partially offsetting the period over period increase in video solutions service revenue, real-time service revenue decreased $0.1 million, or 4.3%, due to minor period over period decreases in the United States, Europe, and Japan. During the three months ended December 31, 2013, a customer that has accounted for approximately 6% of our service revenues during both the current and prior period indicated that it will be winding down its purchase of maintenance services from us in the near future.  In the event that we are not able to replace this revenue with new customer revenue and other service revenues going forward, our service revenue may be impacted in the future.

Product Gross Margin.  Product gross margin was $5.8 million for both of the three month periods ended December 31, 2013 and December 31, 2012.    Product gross margin as a percentage of product revenue decreased to 52.6% for the three months ended December 31, 2013 from 57.5% for the three months ended December 31, 2012.   Product margins decreased as a percentage of revenue during the three months ended December 31, 2013, compared to the same period in the prior year, primarily due to the mix of customers.  We typically experience lower product margins in our European market and we generated 16.6% of our product revenue from customers in Europe during the three months ended December 31, 2013, compared with 2.3% of our product revenue during the three months ended December 31, 2012.

Service Gross Margin.  Service gross margin was $4.2 million for the three months ended December 31, 2013, an increase of approximately $0.4 million, or 11.5%, from $3.7 million for the three months ended December 31, 2012.  Gross margin on service revenue increased to 61.1% of service revenue for the three months ended December 31, 2013 from 57.6% of service revenue for the three months ended December 31, 2012.  The increase in service margin as a percentage of service revenue was primarily due to the $0.3 million, or 5.2% increase in service revenue during the three months ended December 31, 2013, compared to the same period in the prior year, while incurring $0.1 million less in service cost of sales.  The decrease in service cost of sales resulted from a $0.2 million reduction in intangible amortization expense, as we completed the amortization of technology purchased as part of our acquisition of Everstream in October 2005.  The decrease in amortization expense was partially offset by a $0.1 million increase in travel expense during the current period, compared to the same period in the prior year.

Sales and Marketing. Sales and marketing expenses decreased approximately $0.1 million, or 3.6% to $3.5 million for the three months ended December 31, 2013 from $3.6 million for the three months ended December 31, 2012.  This period over period decrease was primarily due to the impact of the declining Japanese yen on our sales expenses in Japan, when consolidated and reported in U.S. dollars.

Research and Development.  Research and development expenses increased approximately $0.5 million, or 15.9%, to approximately $3.4 million for the three months ended December 31, 2013, from $2.9 million for the three months ended December 31, 2012.  This increase was due to a $0.4 million increase in personnel costs during the three months ended December 31, 2013 resulting from an increase in development personnel to support strategic growth, and due to recent salary increases for our research and development group.

General and Administrative.  General and administrative expenses decreased approximately $0.2 million, or 8.8%, to $1.9 million for the three months ended December 31, 2013 from $2.1 million for the three months ended December 31, 2012.  This decrease was due to a $0.2 million decrease in personnel costs due to a period over period decrease in general and administrative personnel.

Other expense, net.  During the three month periods ended December 31, 2013 and 2012, we incurred approximately $0.1 million and $0.2 million of realized currency translation losses, respectively.  These losses resulted from the decreasing value of the Japanese yen in both periods, relative to the U.S. dollar, resulting in an impact on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our Japanese subsidiary for which the Japanese yen is the functional currency.

Provision for Income Taxes.  We recorded a $19 thousand income tax benefit for the three months ended December 31, 2013 and a $6 thousand income tax provision for the three months ended December 31, 2012.  Our tax benefit in the current period was primarily attributable to the $46 thousand tax benefit recorded by our U.K. subsidiary due to a change in U.K. tax law regarding the treatment of research and development tax credits.  This current period tax law change allowed us to release valuation allowances against our U.K. deferred tax assets that we believe are now realizable.  Our U.K. tax benefit was partially offset by the income tax provision recorded by our subsidiary in Japan as a result of its pretax income earned in the period.

In jurisdictions other than the U.K. and Japan, we either generate net operating losses or occasionally utilize some of the net operating loss carryforward amounts.  However, because of the cumulative accounting losses in those jurisdictions, we maintain a full valuation allowance on those losses as discussed below.  This results in no net income tax provision impact in those jurisdictions as of December 31, 2013.

Net Income.  Our net income for the three months ended December 31, 2013 was $1.1 million or $0.12 per basic and diluted share, compared to net income for the three months ended December 31, 2012 of $0.7 million, or $0.08 per basic and diluted share.

The six months ended December 31, 2013 compared to the six months ended December 31, 2012

	Six Months Ended
	December 31,
(Dollars in Thousands)	2013	2012	$ Change	% Change
Product revenue	$22,454	$19,063	$3,391	17.8%
Service revenue	12,581	12,530	51	0.4%
Total revenue	35,035	31,593	3,442	10.9%

Product cost of sales	10,206	7,848	2,358	30.0%
Service cost of sales	5,371	5,390	(19)	(0.4%)
Total cost of sales	15,577	13,238	2,339	17.7%

Product gross margin	12,248	11,215	1,033	9.2%
Service gross margin	7,210	7,140	70	1.0%
Total gross margin	19,458	18,355	1,103	6.0%

Operating expenses:
Sales and marketing	6,995	7,281	(286)	(3.9%)
Research and development	6,589	5,795	794	13.7%
General and administrative	3,941	3,990	(49)	(1.2%)
Total operating expenses	17,525	17,066	459	2.7%

Operating income	1,933	1,289	644	50.0%

Interest expense - net	(16)	(11)	(5)	45.5%
Other expense	(74)	(167)	93	(55.7%)

Income before income taxes	1,843	1,111	732	65.9%

Provision for income taxes	20	113	(93)	(82.3%)

Net income	$1,823	$998	$825	82.7%

Product Revenue.  Total product revenue for the six months ended December 31, 2013 was $22.5 million, an increase of approximately $3.4 million, or 17.8%, from $19.1 million for the six months ended December 31, 2012.  The increase in product revenue resulted from the $1.9 million, or 23.1%, increase in real-time product revenue for the six months ended December 31, 2013, compared to the same period in the prior year.  The period over period increase in real-time product revenue resulted from our increasing sales volume for a number of our real-time products to customers in the United States and Asia. Specifically, we generated higher sales volume of our 1) iHawk systems to commercial technology companies, defense contractors and the U.S. government, 2) ImaGen system sales to the United States government, and 3) RedHawk Linux software sales to defense contractors during the current year period.  Revenue from defense contractors and the government tend to vary by quarter and year, and are dependent upon government initiatives and funding availability.

The increase in product revenue also resulted from the $1.5 million, or 13.6%, increase in video solutions product revenue for the six months ended December 31, 2013 compared to the same period in the prior year. The period over period increase in video product resulted primarily from the $1.4 million increase in video product revenue in Europe during the six months ended December 31, 2013, compared to the same period of the prior year. Our period over period increase in European video product revenue resulted from existing European customers expanding the system and storage capacity of their existing systems.  Fluctuation in video product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.

Service Revenue.  Total service revenue for the six months ended December 31, 2013 was approximately $12.6 million, an increase of $0.1 million, or 0.4%, from $12.5 million for the six months ended December 31, 2012.  We experienced a period over period increase in service revenue due to the $0.2 million, or 2.5%, increase in video service revenue.  The period over period increase in video service revenue is primarily attributable to incremental non-recurring media data intelligence consulting services revenue.  Partially offsetting the period over period increase in video service revenue, real-time service revenue decreased $0.1 million, or 3.1%, due to a period over period decrease in European real-time maintenance revenue. During the six months ended December 31, 2013, a customer that has accounted for approximately 6% of our service revenues during both the current and prior period indicated that it will be winding down its purchase of maintenance services from us in the near future.  In the event that we are not able to replace this revenue with new customer revenue and other service revenues going forward, our service revenue may be impacted in the future.

Product Gross Margin.  Product gross margin was $12.2 million for the six months ended December 31, 2013, an increase of approximately $1.0 million, or 9.2%, from $11.2 million for the six months ended December 31, 2012.    Product gross margin as a percentage of product revenue decreased to 54.5% for the six months ended December 31, 2013 from 58.8% for the three months ended December 31, 2012.   Product margins increased in terms of dollars due to the period over period increase in revenue.  Product margins decreased as a percentage of revenue during the six months ended December 31, 2013, compared to the same period in the prior year, primarily due to the mix of customers.  We typically experience lower product margins in our European market and we generated 10.3% of our product revenue from customers in Europe during the six months ended December 31, 2013, compared with 6.3% of our product revenue during the six months ended December 31, 2012.

Sales and Marketing. Sales and marketing expenses decreased approximately $0.3 million, or 3.9% to $7.0 million for the six months ended December 31, 2013 from $7.3 million for the three months ended December 31, 2012.  This period over period decrease was primarily due to the impact of the declining Japanese yen on our sales expenses in Japan, when consolidated and reported in U.S. dollars.

Research and Development.  Research and development expenses increased approximately $0.8 million, or 13.7%, to approximately $6.6 million for the six months ended December 31, 2013, from $5.8 million for the six months ended December 31, 2012.  This increase was due to a $0.8 million increase in personnel costs during the six months ended December 31, 2013 resulting from an increase in development personnel to support strategic growth, and due to recent salary increases for our research and development group.

General and Administrative.  General and administrative expenses decreased approximately $0.1 million, or 1.2%, to $3.9 million for the six months ended December 31, 2013 from $4.0 million for the six months ended December 31, 2012.  This decrease was due to a $0.2 million decrease in personnel costs due to a period over period decrease in general and administrative personnel. Mostly offsetting this period over period cost decrease, we incurred an additional $0.2 million of share-based compensation expense during the six months ended December 31, 2013, compared to the same period in the prior year, due to (1) achievement of certain performance criteria during the period, and (2) new restricted stock grants during the period.

Provision for Income Taxes.  We recorded a $20 thousand income tax provision for the six months ended December 31, 2013 and a $0.1 million income tax provision for the six months ended December 31, 2012.  Our tax provision recorded during both periods was primarily attributable to the $0.2 million of income tax provision recorded by our subsidiary in Japan as a result of its pretax income earned in the period.  However, most of this was offset on a consolidated basis by the release of all valuation allowances against our deferred tax assets in the U.K., during the first half of our fiscal year 2014.  A change in U.K. tax law relative to treatment of research and development tax credits allowed us to release valuation allowances against approximately $0.2 million of deferred tax assets that we believe are now realizable as a result of the current period tax law change.

In jurisdictions other than the U.K. and Japan, we either generate net operating losses or occasionally utilize some of the net operating loss carryforward amounts.  However, because of the cumulative accounting losses in those jurisdictions, we maintain a full valuation allowance on those losses as discussed below.  This results in no net income tax provision impact in those jurisdictions as of December 31, 2013.

Net Income.  Our net income for the six months ended December 31, 2013 was $1.8 million or $0.21 per basic and $0.20 per diluted share, compared to net income for the six months ended December 31, 2012 of $1.0 million, or $0.11 per basic and diluted share.

Deferred Tax Assets and Related Valuation Allowances

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as, future projected operations along with other positive and negative evidence in assessing if sufficient future taxable income will be generated to use the existing deferred tax assets.  The following summarizes our conclusions on the need for a valuation allowance in each jurisdiction as of December 31, 2013:

U.S.:  As of December 31, 2013, we have realized a three-year cumulative accounting profit in the U.S. While the negative evidence of cumulative losses in recent years is not present at December 31, 2013, we believe that significant uncertainty continues to exist in our domestic operations as our recent improved financial performance in the U.S. has been for a limited time period.  We also considered the fact that the three-year cumulative accounting profit included sales to a longtime customer that we recently lost and a non-recurring gain from the sale of certain patents.  We believe that our history of expired net operating losses, our inability to carryback any net operating losses or credits, a history of inconsistent earnings, and the absence of currently available tax strategies do not provide support for our ability to realize our deferred tax assets at the present time.   We believe that it is more likely than not that the benefit from our domestic deferred tax assets will not be realized.  In recognition of this risk, we have provided a full valuation allowance on the deferred tax assets relating to our domestic operations as of December 31, 2013.

The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income are increased or if a more sustained profitability is achieved and additional weight may be given to subjective evidence such as our projections for growth.  If the positive and negative evidence being evaluated changes and we determine we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2013 will be recognized as a reduction in income tax expense.

U.K. - During the first half of our fiscal year 2014, a change in U.K. tax law relative to treatment of research and development expenses allowed us to release $0.2 million of valuation allowances against deferred tax assets that we believe are now realizable as a result of the current period tax law change.  We believe that in light of this law change, we will now generate sufficient taxable income to fully utilize our net deferred tax assets in the U.K.

Japan - Japan has a long history of profitable operations, and we continue to project profitability in Japan for the foreseeable future.  Therefore, we continue to believe that we will fully realize the net deferred tax assets in Japan, and no valuation allowance is needed.

Other Foreign Jurisdictions - We also evaluated the need for a continued full valuation allowance against our foreign deferred tax assets in other jurisdictions.  We concluded that a full valuation allowance against our deferred tax assets for other foreign jurisdictions was warranted due to, among other reasons, (i) the realized cumulative accounting losses, (ii) our long history of taxable losses and (iii) our uncertainty with respect to generating future taxable income in the near term given our recently completed projections and other inherent uncertainties in our business.

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

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, product and service costs, operating results and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•	our reliance on a small customer base, typically represented by a small number of large, concentrated orders (three customers accounted for 34% of our revenue for the six months ended December 31, 2013, and three customers accounted for 38% of our revenue for the six months ended December 31, 2012);
•	the rate of growth or decline or change in market, if any, of video solutions market expansions and the pace that video service companies implement, upgrade or replace video solutions technology;
•	the impact of the global economic conditions on our business and our customers, including European Union austerity measures;
•	the impact of U.S. government sequestration on our business and our customers;
•	the rate of growth or decline, if any, of deployment of our real-time products;
•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;
•	our future access to capital;
•	our ability to manage expenses consistent with the rate of growth or decline in our markets;
•	ongoing cost control actions and expenses, including capital expenditures;
•	the margins on our product and service sales;
•	timing of product shipments, which typically occur during the last month of the quarter;
•	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles;
•	the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital;
•	the rate of growth or decline, if any, of sales to the government and government related entities; and
•	the use of cash to pay quarterly and special dividends.

Uses and Sources of Cash

We generated $0.4 million and $1.6 million of cash from operating activities during the six months ended December 31, 2013 and December 31, 2012, respectively.  Operating cash inflows during the six months ended December 31, 2013 and December 31, 2012 were generated by operating profits during those periods.

We invested $0.8 million and $0.5 million in property, plant and equipment during the six months ended December 31, 2013 and 2012, respectively.  Capital additions during each of these periods were primarily related to development and test equipment and demonstration systems used by our sales and marketing group.  We expect capital additions to continue at a similar quarterly rate, which is comparable to our prior year’s quarterly levels, during the remainder of our fiscal year.

During the six months ended December 31, 2013, our Board of Directors approved two quarterly cash dividends of $0.12 per share.  The first dividend was paid on September 30, 2013 to all stockholders of record as of September 16, 2013, aggregating $1.1 million.  We also paid an additional $0.1 million of dividends that had been held as dividends payable from previous declarations to restricted shareholders for whom restrictions lapsed during the six months ended December 31, 2013.  The second dividend was paid on December 27, 2013 to all stockholders of record as of December 13, 2013, aggregating $1.1 million.  We intend to pay a regular quarterly cash dividend on our common shares subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant.

We paid $0.1 million for the repurchase and retirement of shares to settle minimum tax withholdings for employees whose restricted stock awards released during the six months ended December 31, 2013.  This tax settlement method was limited to a short period of time and we do not anticipate any additional repurchases of stock for this purpose.

Our credit line with Silicon Valley Bank expired on December 31, 2013.  We have not drawn against the Revolver in the past three years and allowed it to expire.  We are no longer subject to any covenants as of December 31, 2013.

At December 31, 2013, we had working capital (current assets less current liabilities) of $27.8 million, including cash and cash equivalents of approximately $25.1 million, and had no material commitments for capital expenditures.  At June 30, 2013, we had working capital of $27.7 million, including cash and cash equivalents of approximately $27.9 million.  Based upon our existing cash balances, historical cash usage, and anticipated operating cash flow in the near term, we believe that existing cash balances will be sufficient to meet our anticipated working capital, capital expenditure requirements and any dividend payments for at least the next twelve months.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this quarterly report may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, new market growth, payment of dividends, ability to utilize our net deferred tax assets, and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, the impact of our video solutions strategy on our business, anticipated managed service revenue and cost of sales from our MDI sales, expected level of capital additions, the expected impact of reductions in force on our results of operations, downturn, the expected timing of revenue recognition for MDI sales, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash,  the impact of litigation and the payment of dividends.  These statements are based on beliefs and assumptions of our management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: the potential consolidation of the markets that we serve, United States government sequestration; European austerity measures; delays or cancellations of customer orders; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; margins of video business to capture new business; fluctuations and timing of large video orders; doing business in the People’s Republic of China; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  the impact of reductions in force on our operations; rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of competition on the pricing of video solutions products; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new video solutions; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macro-economic environment; continuing unevenness of the global economic recovery; privacy concerns over data collection; earthquakes, tsunamis, floods and other natural disasters in areas in which our customers and suppliers operate; and the availability of debt or equity financing to support our liquidity needs.

Other important risk factors are discussed in Part 2, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

Evaluation of Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Currently, management has concluded that the design of the controls to remediate the material weakness identified as of June 30, 2013 is appropriate as of December 31, 2013.  However, full remediation of the previous material weakness cannot be determined as of December 31, 2013 as implementation and operating effectiveness of the redesigned controls cannot be evaluated and tested until the end of the fiscal year due to the annual nature of these controls.

Previously Reported Material Weakness

Our management concluded that our internal control over financial reporting was ineffective as of June 30, 2013 because a material weakness existed in our internal control over financial reporting related to the preparation and review of our consolidated statements of cash flows.  Specifically, we initially had an error related to our determination of the cash flow classification of the proceeds from the one-time intellectual property sale that occurred in June 2013.  As the error was corrected prior to any public disclosure or filing of our results for the year ended June 30, 2013, there was no misstatement in our financial statements that were included in our previously filed Form 10-K.  In response to the material weakness in internal controls described above, during the six months ended December 31, 2013, we began to include as part of our financial reporting review process, a thorough examination of the financial reporting impact of new and unusual transactions or accounting issues on all of our financial statements, as well as implementing additional review procedures over our statements of cash flows.  Though management is still evaluating the design of these new procedures, we believe that our improved processes and procedures will assist in the remediation of the material weakness. Once placed in operation for a sufficient period of time, we will subject these procedures to appropriate tests, in order to determine whether they are operating effectively.

Changes in Internal Controls

Except for the changes in internal controls to remediate the material weakness noted above, there were no changes to our internal controls over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings

We are not presently involved in any material litigation.  However, we are, from time to time, party to various routine legal proceedings arising out of our business.  See footnote 12 to our Condensed Consolidated Financial Statements for additional information about legal proceedings.

Item 1A.	Risk Factors

Additional risk factors are discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended June 30, 2013 and on Form 10-Q for the three months ended September 30, 2013.  There have been no other material changes to our risk factors as previously disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We do not have a formal stock purchase plan in place and are not actively repurchasing shares under any plan or program.  A provision exists in our stock plan that allows for the repurchase of shares to settle the minimum tax withholding liability due from restricted stock participants upon release of restrictions on their stock.  During the six months ended December 31, 2013, we paid $0.1 million for these repurchases of shares.  Because the availability of this tax settlement method has been limited, we do not anticipate any additional repurchases of stock for this purpose.  The table below sets forth the purchases of our common stock for the three months ended December 31, 2013:

			Total Number
	Total Number		of Shares	Approximate Dollar Value
	of Shares	Average	Purchased as Part	of Shares That May
	Purchased	Price Paid	of Publicly Announced	Yet Be Purchased Under
Period	(1)	Per Share	Plans or Programs	the Plans or Programs
December 2013	405	$7.26	-	$-

(1) Shares were repurchased to satisfy tax withholding obligations that arose on the vesting of shares of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.2	Form of Rights Certificate (incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on August 12, 2002).

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

Date: January 28, 2014		CONCURRENT COMPUTER CORPORATION

	By:	/s/ Emory O. Berry
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