Form 10-Q
period 2014-03-31
CONCURRENT COMPUTER CORP/DE
filed 2014-04-29
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014
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

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of April 24, 2014 was 9,262,238.

Concurrent Computer Corporation
Form 10-Q
For the Three and Nine Months Ended March 31, 2014

Part I	Financial Information

Item 1.	Condensed Consolidated Financial Statements

Concurrent Computer Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	March 31,	June 30,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,452	$27,927
Accounts receivable, less allowance for doubtful accounts of $78 at March 31, 2014 and $70 at June 30, 2013	18,165	10,701
Inventories	3,609	2,844
Prepaid expenses and other current assets	1,426	2,324
Total current assets	45,652	43,796

Property, plant and equipment, net	2,992	3,102
Intangible assets, net	512	834
Other long-term assets, net	921	737
Total assets	$50,077	$48,469

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,274	$7,671
Deferred revenue	8,590	8,383
Total current liabilities	17,864	16,054

Non-current liabilities:
Deferred revenue	1,160	1,924
Pension liability	3,115	2,901
Other	1,872	1,805
Total liabilities	24,011	22,684

Commitments and contingencies (Note 12)

Stockholders' equity:
Shares of common stock, par value $.01; 14,000,000 authorized;8,981,655 and 8,807,766 issued and outstanding at March 31, 2014 and June 30, 2013, respectively	90	88
Capital in excess of par value	209,464	208,677
Accumulated deficit	(183,494)	(183,085)
Treasury stock, at cost; 37,788 at March 31, 2014 and June 30, 2013	(255)	(255)
Accumulated other comprehensive income	261	360
Total stockholders' equity	26,066	25,785

Total liabilities and stockholders' equity	$50,077	$48,469

The accompanying notes are an integral part of the condensed consolidated financial statements.

 Concurrent Computer Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenues:
Product	$12,197	$10,714	$34,651	$29,777
Service	6,081	6,213	18,662	18,743
Total revenues	18,278	16,927	53,313	48,520

Cost of sales:
Product	5,495	4,591	15,701	12,439
Service	2,535	2,336	7,906	7,726
Total cost of sales	8,030	6,927	23,607	20,165

Gross margin	10,248	10,000	29,706	28,355

Operating expenses:
Sales and marketing	3,595	3,527	10,590	10,808
Research and development	3,409	2,878	9,998	8,673
General and administrative	1,984	2,362	5,925	6,352
Total operating expenses	8,988	8,767	26,513	25,833

Operating income	1,260	1,233	3,193	2,522

Interest income	2	8	18	34
Interest expense	(9)	(15)	(41)	(50)
Other expense, net	(31)	(222)	(105)	(391)

Income before income taxes	1,222	1,004	3,065	2,115

Provision for income taxes	140	67	160	180

Net income	$1,082	$937	$2,905	$1,935

Net income per share
Basic	$0.12	$0.11	$0.33	$0.22
Diluted	$0.12	$0.11	$0.32	$0.22
Weighted average shares outstanding - basic	8,944	8,754	8,897	8,726
Weighted average shares outstanding - diluted	9,090	8,894	9,074	8,873
Cash dividends declared per common share	$0.12	$0.06	$0.36	$0.74

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In Thousands)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Net income	$1,082	$937	$2,905	$1,935

Other comprehensive income (loss):
Foreign currency translation adjustment	31	(24)	(114)	(242)
Pension and post-retirement benefits, net of tax	5	2	15	6
Other comprehensive loss	36	(22)	(99)	(236)
Comprehensive income	$1,118	$915	$2,806	$1,699

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Stockholders’
Equity and Comprehensive Income (Loss)
(Dollars In Thousands)
For the Nine Month Period Ended March 31, 2014

	Common Stock					Treasury Stock
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comp. Income	Shares	Cost	Total

Balance at June 30, 2013	8,807,766	$88	$208,677	$(183,085)	$360	(37,788)	$(255)	$25,785
Comprehensive Income :
Net income				2,905				2,905
Foreign currency translation adj					(114)			(114)
Pension plan					15			15
Total Comprehensive income								2,806

Dividends declared				(3,330)				(3,330)
Dividends forfeited with restricted stock forfeitures				59				59
Restricted stock compensation expensed			883					883
Lapse of restriction on restricted stock	191,121	2	(2)					-
Repurchase of shares to satisfy minimum tax withholdings on restricted stock releases	(17,232)	-	(94)	(43)				(137)
Balance at March 31, 2014	8,981,655	$90	$209,464	$(183,494)	$261	(37,788)	$(255)	$26,066

The accompanying notes are an integral part of the condensed consolidated financial statements

Concurrent Computer Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$2,905	$1,935
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,795	2,426
Share-based compensation	883	593
Other non-cash expenses	1	670
Changes in operating assets and liabilities:
Accounts receivable	(7,484)	(8,137)
Inventories	(798)	434
Prepaid expenses and other current assets	879	450
Accounts payable and accrued expenses	1,545	1,287
Other long-term assets	(32)	199
Deferred revenue	(557)	544
Other long-term liabilities	225	5
Total adjustments to net income	(3,543)	(1,529)
Net cash (used in) provided by operating activities	(638)	406

INVESTING ACTIVITIES
Additions to property and equipment	(1,291)	(801)
Net cash used in investing activities	(1,291)	(801)

FINANCING ACTIVITIES
Dividends paid	(3,378)	(6,478)
Repurchase of shares to satisfy employee tax withholdings	(137)	-
Net cash used in financing activities	(3,515)	(6,478)

Effect of exchange rates on cash and cash equivalents	(31)	(370)

Change in cash and cash equivalents	(5,475)	(7,243)
Cash and cash equivalents at beginning of period	27,927	29,613
Cash and cash equivalents at end of period	$22,452	$22,370

Cash paid during the period for:
Interest	$22	$20
Income taxes (net of refunds)	$(136)	$856

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

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as, future projected operations along with other positive and negative evidence in assessing if sufficient future taxable income will be generated to use the existing deferred tax assets.  The following summarizes our conclusions on the need for a valuation allowance in each jurisdiction as of March 31, 2014:

U.S.:  As of March 31, 2014, we have realized a three-year cumulative accounting profit in the U.S. While the negative evidence of cumulative losses in recent years is not present at March 31, 2014, we believe that significant uncertainty continues to exist in our domestic operations as our recent improved financial performance in the U.S. has been for a limited time period.  We also considered the fact that the three-year cumulative accounting profit included sales to a long time customer that we recently lost and a non-recurring gain from the sale of certain patents.  We believe that our history of expired net operating losses, our inability to carryback any net operating losses or credits, a history of inconsistent earnings, and the absence of currently available tax strategies do not provide support for our ability to realize our deferred tax assets at the present time.   We believe that it is more likely than not that the benefit from our domestic deferred tax assets will not be realized.  In recognition of this risk, we have provided a full valuation allowance on the deferred tax assets relating to our domestic operations as of March 31, 2014.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income are increased or if a more sustained profitability is achieved and additional weight may be given to subjective evidence such as our projections for growth.  If the positive and negative evidence being evaluated changes and we determine we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recognized as a tax benefit, in the period of such reversal.

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

Japan:  Our subsidiary in Japan has a long history of profitable operations, and we continue to project profitability in Japan for the foreseeable future.  Therefore, we continue to believe that we will fully realize the net deferred tax assets in Japan, and no valuation allowance is needed.

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

We recorded $140,000 and $160,000 of income tax provision during the three and nine months ended March 31, 2014, respectively.  Our taxable income is primarily due to taxable income earned by our Japan subsidiary and an expected alternative minimum tax liability in the U.S., both of which were partially offset by the aforementioned release of valuation allowances against deferred tax assets in the U.K.  We recorded $67,000 and $180,000 of income tax provision during the three and nine months ended March 31, 2013, respectively, primarily due to alternative minimum tax in the United States and taxable income earned by our Japan subsidiary.

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

To Be Adopted

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830) which provides guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. We do not anticipate any material impact on our financial statements upon adoption.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

Our sales model for media data intelligence (“MDI”) products includes the option for customers to purchase: (1) a perpetual license with maintenance; (2) a term license with maintenance and managed services; (3) software as a service; or (4) perpetual license with maintenance and managed services.  Revenue from these sales generally is recognized over the term of the various customer arrangements.  Professional services attributable to implementation of our MDI products or managed services are essential to the customers’ use of these products and services.  We defer commencement of revenue recognition for the entire arrangement until we have delivered the essential professional services or have made a determination that the remaining professional services are no longer essential to the customer.  We recognize revenue for managed services and software-as-a-service arrangements once we commence providing the managed or software services and recognize the service revenue ratably over the term of the various customer contracts.  In circumstances whereby we sell a term or perpetual license and managed services, we commence revenue recognition after both the software and service are made available to the customer and recognize the revenue from the entire arrangement ratably over the longer of the term license or managed service period, because we believe the managed services to be essential to the functionality of the term or perpetual license.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Our financial assets that are measured at fair value on a recurring basis as of March 31, 2014 are as follows (in thousands):

	As of	Quoted Prices in	Observable	Unobservable
	March 31, 2014	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$12,416	$12,416	$-	$-
Money market funds	10,036	10,036	-	-
Cash and cash equivalents	$22,452	$22,452	$-	$-

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2013 are as follows (in thousands):

	As of	Quoted Prices in	Observable	Unobservable
	June 30, 2013	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$17,895	$17,895	$-	$-
Money market funds	10,032	10,032	-	-
Cash and cash equivalents	$27,927	$27,927	$-	$-

3.	Basic and Diluted Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.  Common share equivalents of 106,000 and 182,000 for the three months ended March 31, 2014 and 2013, respectively, were excluded from the calculation as their effect was antidilutive.  Common share equivalents of 112,000 and 251,000 for the nine months ended March 31, 2014 and 2013, respectively, were excluded from the calculation as their effect was antidilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Basic and diluted earnings per share (EPS) calculation:
Net income	$1,082	$937	$2,905	$1,935

Basic weighted average number of shares outstanding	8,944	8,754	8,897	8,726
Effect of dilutive securities:
Restricted stock	129	133	164	147
Stock options	17	7	13	-
Diluted weighted average number of shares outstanding	9,090	8,894	9,074	8,873
Basic EPS	$0.12	$0.11	$0.33	$0.22
Diluted EPS	$0.12	$0.11	$0.32	$0.22

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

4.	Share-Based Compensation

As of March 31, 2014, we had share-based compensation plans which are described in Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2013.  We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  As of March 31, 2014, we had 184,517 stock options outstanding and 318,371 restricted shares outstanding.  No restricted shares vested, or were granted or cancelled during the three months ended March 31, 2014, and no stock options were granted or exercised during the three and nine months ended March 31, 2014.

We recorded share-based compensation related to the issuance of stock options and restricted stock to employees and board members as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Share-based compensation expense included in the Statements of Operations:
Cost of sales	$15	$14	$43	$41
Sales and marketing	43	48	133	116
Research and development	42	37	118	90
General and administrative	154	125	589	346
Total	254	224	883	593
Tax benefit	-	-	-	-
Share-based compensation expense, net of taxes	$254	$224	$883	$593

5.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method.  We reduce our excess and obsolete inventory to market value, if below cost, based upon historical and anticipated usage.  The components of inventories are as follows (in thousands):

	March 31,	June 30,
	2014	2013
Raw materials	$1,256	$1,091
Work-in-process	328	298
Finished goods	2,025	1,455
Total inventory	$3,609	$2,844

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

6.	Other Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31,	June 30,
	2014	2013
Cost of amortizable intangibles:
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Patents	93	78
Total cost of intangibles	9,693	9,678
Less accumulated amortization:
Purchased technology	(7,700)	(7,497)
Customer relationships	(1,463)	(1,334)
Patents	(18)	(13)
Total accumulated amortization	(9,181)	(8,844)
Total intangible assets, net	$512	$834

Amortization expense was $337,000 and $678,000 for the nine months ended March 31, 2014 and March 31, 2013, respectively.

7.	Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands):

	March 31,	June 30,
	2014	2013
Accounts payable, trade	$4,400	$2,075
Accrued payroll, vacation, severance and other employee expenses	3,431	4,298
Accrued income taxes	99	130
Dividend payable	85	94
Other accrued expenses	1,259	1,074
Total accounts payable and accrued expenses	$9,274	$7,671

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
United States	$11,647	$9,239	$33,392	$29,431
Canada	457	3,018	2,715	5,062
Total North America	12,104	12,257	36,107	34,493

Japan	2,517	2,266	7,970	8,899
Other Asia Pacific countries	365	996	2,557	1,663
Total Asia Pacific	2,882	3,262	10,527	10,562

Europe	3,183	1,408	6,570	3,461

Other	109	-	109	4
Total revenue	$18,278	$16,927	$53,313	$48,520

In addition, the following summarizes revenues by significant customer where such revenue accounted for 10% or more of total revenues for any one of the indicated periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Customer A	25%	<10%	14%	12%
Customer B	<10%	13%	15%	13%
Customer C	<10%	11%	<10%	<10%

We assess credit risk through ongoing credit evaluations of customers’ financial condition, and collateral is generally not required.  The following summarizes accounts receivable by significant customers for whom accounts receivable were 10% or more of total accounts receivables for any one of the indicated periods:

	March 31,	June 30,
	2014	2013
Customer A	23%	<10%
Customer D	11%	<10%
Customer B	<10%	19%

There were no other customers representing 10% or more of our trade receivables at March 31, 2014 and June 30, 2013.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following summarizes purchases from significant vendors where such purchases accounted for 10% or more of total purchases for any one of the indicated periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Vendor A	37%	37%	25%	26%
Vendor B	15%	16%	19%	14%
Vendor C	11%	<10%	14%	<10%

9.	Revolving Credit Facility

We had not drawn against our credit line (the “Revolver”) with Silicon Valley Bank in the past three years and allowed it to expire on December 31, 2013.    We are currently evaluating whether or not to enter into a new credit arrangement, but based upon our existing cash balances, historical cash usage, and anticipated operating cash flow in the near term, we believe that existing cash balances will be sufficient to meet our anticipated working capital, capital expenditure requirements and any dividend payments for at least the next twelve months. We are no longer subject to any covenants as of December 31, 2013.

10.	Retirement Plans

The following table provides detail of the components of net periodic benefit cost of our German subsidiary’s defined benefit pension plan for the three and nine months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Service cost	$-	$1	$-	$2
Interest cost	44	48	130	142
Expected return on plan assets	(16)	(19)	(46)	(55)
Amortization of net loss	4	2	14	6
Net periodic benefit cost	$32	$32	$98	$95

We contributed $5,000 and $18,000 to our German subsidiary’s defined benefit pension plan during the three and nine months ended March 31, 2014, respectively, and expect to make additional, similar, quarterly contributions during the remaining quarter of our fiscal year 2014.   We contributed $9,000 and $26,000 to our German subsidiary’s defined benefit plan during the three and nine months ended March 31, 2013, respectively.

We maintain a U.S. employee retirement savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code.  We matched 25% of the first 5% of the employee’s annual salary invested by the employee in the 401(k) plan during fiscal year 2013.  In August 2013, we increased our match to 50% of the first 5% of the employee’s annual salary invested by the employee in the 401(k) plan.  We contributed $104,000 and $284,000 in matching funds to the 401(k) plan during the three and nine months ended March 31, 2014, respectively.  We contributed $54,000 and $136,000 in matching funds to the 401(k) plan during the three and nine months ended March 31, 2013, respectively.

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our U.K. based employees.  For our U.K. based employees who contribute 4% or more of their salary to the Stakeholder Plan, we match 100% of employee contributions, up to 7% of their salary.  We contributed $18,000 and $52,000 to the Stakeholder Plan during the three and nine months ended March 31, 2014, respectively.  We contributed $15,000 and $44,000 to the Stakeholder Plan during the three and nine months ended March 31, 2013, respectively.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

11.	Dividends

During the nine months ended March 31, 2014, our Board of Directors approved three quarterly cash dividends.  The following summarizes our dividend activity during the nine months ended March 31, 2014:

			Dividend
Record Date	Payment Date	Type	Per Share	Total
September 16, 2013	September 30, 2013	Quarterly	$0.12	$1,108,000
December 13, 2013	December 27, 2013	Quarterly	$0.12	$1,111,000
March 14, 2014	March 28, 2014	Quarterly	$0.12	$1,111,000

As of March 31, 2014, we have $270,000 of dividends payable to holders of restricted common stock who held restricted shares at the time of dividend record dates and still hold those restricted shares as of March 31, 2014.  Such dividends will be paid when the restrictions on a holder’s restricted common shares lapse.  This dividend payable is divided between current payable and non-current payable in the amounts of $85,000 and $185,000, respectively, based upon the expected vesting date of the underlying shares. These holders of restricted common stock will receive the dividend payments as long as they remain eligible at the vesting date of the shares. During the nine months ended March 31, 2014, $59,000 of dividends payable were returned to capital for restricted shares that were forfeited prior to meeting vesting requirements.  Because the participants are not entitled to these dividends unless they complete the requisite performance criteria and service period for the shares to vest, they are not participating dividends as defined under ASC 260-10.

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

We continue to review our potential obligations under our indemnification agreements with these customers. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from our acts or omissions, our employees, authorized agents or subcontractors.  We have not accrued any material liabilities related to such indemnifications in our financial statements and do not expect any other material costs as a result of such obligations.  The maximum potential amount of future payments that we could be required to make is unlimited, and we are unable to estimate any possible loss or range of possible loss.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Pursuant to the terms of the employment agreements with our executive officers and certain other employees, employment may be terminated by either the respective executive officer or us at any time.  In the event the employee voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  In the event our CEO resigns within three months of a change in control or the CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two.  Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period.  At March 31, 2014, the maximum contingent liability under these and other executives' agreements is $3,010,000.  Our employment agreements with certain of our employees contain certain offset provisions, as defined in their respective agreements.

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

Results of Operations

The three months ended March 31, 2014 compared to the three months ended March 31, 2013

	Three Months Ended
	March 31,
(Dollars in Thousands)	2014	2013	$ Change	% Change

Product revenue	$12,197	$10,714	$1,483	13.8%
Service revenue	6,081	6,213	(132)	(2.1%)
Total revenue	18,278	16,927	1,351	8.0%

Product cost of sales	5,495	4,591	904	19.7%
Service cost of sales	2,535	2,336	199	8.5%
Total cost of sales	8,030	6,927	1,103	15.9%

Product gross margin	6,702	6,123	579	9.5%
Service gross margin	3,546	3,877	(331)	(8.5%)
Total gross margin	10,248	10,000	248	2.5%

Operating expenses:
Sales and marketing	3,595	3,527	68	1.9%
Research and development	3,409	2,878	531	18.5%
General and administrative	1,984	2,362	(378)	(16.0%)
Total operating expenses	8,988	8,767	221	2.5%

Operating income	1,260	1,233	27	2.2%

Interest expense - net	(7)	(7)	-	0.0%
Other expense - net	(31)	(222)	191	(86.0%)

Income before income taxes	1,222	1,004	218	21.7%

Provision for income taxes	140	67	73	109.0%

Net income	$1,082	$937	$145	15.5%

Product Revenue.  Total product revenue for the three months ended March 31, 2014 was $12.2 million, an increase of approximately $1.5 million, or 13.8%, from $10.7 million for the three months ended March 31, 2013.  The increase in product revenue resulted from the $1.5 million, or 25.1%, increase in video solutions product revenue for the three months ended March 31, 2014, compared to the same period in the prior year.  The period over period increase in video product revenue occurred because we experienced a $1.0 million and $0.7 million increase in video system product revenue in both Europe and Asia, respectively, primarily due to higher purchasing volume from our existing customers in those regions who are expanding their systems and storage capacity.  These increases were slightly offset by $0.2 million of various smaller decreases.  Fluctuation in video product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.

Service Revenue.  Total service revenue for the three months ended March 31, 2014 was $6.1 million, a decrease of $0.1 million, or 2.1%, from $6.2 million for the three months ended March 31, 2013.  We experienced a period over period decrease in service revenue due to the $0.2 million, or 5.2%, decrease in video solutions service revenue.  The period over period decrease in video solutions service revenue is primarily attributable to a $0.2 decrease in media data intelligence managed services revenue.  Partially offsetting the period over period decrease in video solutions service revenue, real-time service revenue increased $0.1 million, or 3.5%, due to a period over period increase in maintenance revenue in the United States. During the current fiscal year, a customer that has accounted for approximately 7.4% of our service revenues during both the current and prior period indicated that it will be winding down its purchase of maintenance services from us in the near future.  In the event that we are not able to replace this revenue with new customer revenue and other service revenues going forward, our service revenue may be impacted in the future.

Product Gross Margin.  Product gross margin was $6.7 million for the three months ended March 31, 2014, an increase of approximately $0.6 million, or 9.5%, from $6.1 million for the three months ended March 31, 2013.  Product gross margin as a percentage of product revenue decreased to 55.0% for the three months ended March 31, 2014 from 57.2% for the three months ended March 31, 2013.  Product margins increased in terms of dollars due to the period over period increase in revenue.  Product margins decreased as a percentage of revenue during the three months ended March 31, 2014, compared to the same period in the prior year, primarily due to the mix of customers.  We typically experience lower product margins in our European market and we generated 20.7% of our product revenue from customers in Europe during the three months ended March 31, 2014, compared with 8.4% of our product revenue during the three months ended March 31, 2013.

Service Gross Margin.  Service gross margin was $3.5 million for the three months ended March 31, 2014, a decrease of approximately $0.3 million, or 8.5%, from $3.9 million for the three months ended March 31, 2013.  Gross margin on service revenue decreased to 58.3% of service revenue for the three months ended March 31, 2014 from 62.4% of service revenue for the three months ended March 31, 2013.  The decrease in service margin as a percentage of service revenue was primarily due to the $0.1 million, or 2.1% decrease in service revenue during the three months ended March 31, 2013, compared to the same period in the prior year, while incurring $0.2 million of additional service cost of sales.  The increase in service cost of sales resulted from additional personnel costs in the current year period to support 1) our focus on generating additional professional services revenue, and 2) the change in our customer geography and mix requiring additional support.

Sales and Marketing. Sales and marketing expenses increased approximately $0.1 million, or 1.9% to $3.6 million for the three months ended March 31, 2014 from $3.5 million for the three months ended March 31, 2013.  This period over period increase was primarily due to the increase in our sales and sales support presence in Europe during the three months ended March 31, 2014, compared to the same period of the prior year.

Research and Development.  Research and development expenses increased approximately $0.5 million, or 18.5%, to $3.4 million for the three months ended March 31, 2014, from $2.9 million for the three months ended March 31, 2013.  This increase was due to a $0.4 million increase in personnel costs during the three months ended March 31, 2014 resulting from an increase in development personnel to support product and strategic growth initiatives, and due to recent salary increases for our research and development group.  We also incurred an additional $0.1 million of incentive compensation expense during the three months ended March 31, 2014, compared to the same period in the prior year, as additional development personnel became eligible for incentive compensation that is tied to expected achievement of certain internal and company-wide performance objectives.

General and Administrative.  General and administrative expenses decreased approximately $0.4 million, or 16.0%, to $2.0 million for the three months ended March 31, 2014 from $2.4 million for the three months ended March 31, 2013.  This decrease was primarily due to a $0.3 million decrease in severance expense from a prior year period reduction in force.

Other expense, net.  During the three month periods ended March 31, 2014 and 2013, we incurred approximately $40 thousand and $0.2 million of realized currency translation losses, respectively.  These losses resulted from the impact of the decreasing value of the euro in the current period and the euro and Japanese yen in the prior period, relative to the U.S. dollar, on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our European and Japanese subsidiaries for which the euro and yen are the respective functional currencies.

Provision for Income Taxes.  We recorded a $140 thousand income tax provision for the three months ended March 31, 2014 and a $67 thousand income tax provision for the three months ended March 31, 2013.  Our tax provision recorded during both periods was primarily attributable to taxable income earned by our subsidiary in Japan and to accrual of alternative minimum tax in the United States, which cannot be offset by net operating loss carryforwards.

In jurisdictions other than the U.K. and Japan, we either generate net operating losses or occasionally utilize some of the net operating loss carryforward amounts.  However, because of the cumulative accounting losses in those jurisdictions, we maintain a full valuation allowance on those losses.  This results in no net income tax provision impact in those jurisdictions, other than alternative minimum tax in the United States, as of March 31, 2014.

Net Income.  Our net income for the three months ended March 31, 2014 was $1.1 million, or $0.12 per basic and diluted share, compared to net income for the three months ended March 31, 2013 of $0.9 million, or $0.11 per basic and diluted share.

The nine months ended March 31, 2014 compared to the nine months ended March 31, 2013

	Nine Months Ended
	March 31,
(Dollars in Thousands)	2014	2013	$ Change	% Change

Product revenue	$34,651	$29,777	$4,874	16.4%
Service revenue	18,662	18,743	(81)	(0.4%)
Total revenue	53,313	48,520	4,793	9.9%

Product cost of sales	15,701	12,439	3,262	26.2%
Service cost of sales	7,906	7,726	180	2.3%
Total cost of sales	23,607	20,165	3,442	17.1%

Product gross margin	18,950	17,338	1,612	9.3%
Service gross margin	10,756	11,017	(261)	(2.4%)
Total gross margin	29,706	28,355	1,351	4.8%

Operating expenses:
Sales and marketing	10,590	10,808	(218)	(2.0%)
Research and development	9,998	8,673	1,325	15.3%
General and administrative	5,925	6,352	(427)	(6.7%)
Total operating expenses	26,513	25,833	680	2.6%

Operating income	3,193	2,522	671	26.6%

Interest expense - net	(23)	(16)	(7)	43.8%
Other expense	(105)	(391)	286	(73.1%)

Income before income taxes	3,065	2,115	950	44.9%

Provision for income taxes	160	180	(20)	(11.1%)

Net income	$2,905	$1,935	$970	50.1%

Product Revenue.  Total product revenue for the nine months ended March 31, 2014 was $34.7 million, an increase of $4.9 million, or 16.4%, from $29.8 million for the nine months ended March 31, 2013.  The increase in product revenue resulted from the $2.9 million, or 17.7%, increase in video solutions product revenue for the nine months ended March 31, 2014 compared to the same period in the prior year. The period over period increase in video product revenue resulted primarily from the $2.4 million increase in video product revenue in Europe and $0.7 million increase in video product revenue in Japan during the nine months ended March 31, 2014, compared to the same period of the prior year. Our period over period increase in European and Japanese video product revenue resulted from higher purchasing volume from our existing customers in those regions who are expanding their systems and storage capacity.  Fluctuation in video product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.

The increase in product revenue also resulted from the $2.0 million, or 14.8%, increase in real-time product revenue for the nine months ended March 31, 2014, compared to the same period in the prior year.  The period over period increase in real-time product revenue resulted from our increasing sales volume for a number of our real-time products to customers in the United States and Europe. Specifically, we generated higher sales volume of our 1) iHawk systems and SIMulation Workbench to automotive customers, commercial technology companies, defense contractors and the U.S. government, 2) ImaGen system sales to the United States government, and 3) RedHawk Linux software sales to defense contractors during the current year period.  Revenue from defense contractors and the government tend to vary by quarter and year, and are dependent upon government initiatives and funding availability.

Service Revenue.  Total service revenue was approximately $18.7 million for both the nine month periods ended March 31, 2014 and 2013, as we generated approximately the same levels of both video solutions service revenue and real-time service revenue in the current year period and the prior year period. During the current fiscal year, a customer that has accounted for approximately 6.7%  and 6.3% of our service revenues during the current and prior periods, respectively, indicated that it will be winding down its purchase of maintenance services from us in the near future.  In the event that we are not able to replace this revenue with new customer revenue and other service revenues going forward, our service revenue may be impacted in the future.

Product Gross Margin.  Product gross margin was approximately $18.9 million for the nine months ended March 31, 2014, an increase of approximately $1.6 million, or 9.3%, from $17.3 million for the nine months ended March 31, 2013.    Product gross margin as a percentage of product revenue decreased to 54.7% for the nine months ended March 31, 2014 from 58.2% for the nine months ended March 31, 2013.   Product margins increased in terms of dollars due to the period over period increase in revenue.  Product margins decreased as a percentage of product revenue during the nine months ended March 31, 2014, compared to the same period in the prior year, primarily due to the mix of customers.  We typically experience lower product margins in our European market and we generated 14.0% of our product revenue from customers in Europe during the nine months ended March 31, 2014, compared with 5.6% of our product revenue during the nine months ended March 31, 2013.

Service Gross Margin.  Service gross margin was approximately $10.8 million for the nine months ended March 31, 2014, a decrease of approximately $0.3 million, or 2.4%, from $11.0 million for the nine months ended March 31, 2013.  Gross margin on service revenue decreased to 57.6% of service revenue for the nine months ended March 31, 2014 from 58.8% of service revenue for the nine months ended March 31, 2013.  The decrease in service margin as a percentage of service revenue was primarily due to the $0.2 million, or 2.3% increase in service cost of sales during the nine months ended March 31, 2013, compared to the same period in the prior year, while generating $0.1 million less service revenue.  The increase in service cost of sales resulted from additional personnel costs in the current year period to support 1) our focus on generating additional professional services revenue, and 2) the change in our customer geography and mix requiring additional support.

Sales and Marketing. Sales and marketing expenses decreased approximately $0.2 million, or 2.0% to $10.6 million for the nine months ended March 31, 2014 from $10.8 million for the nine months ended March 31, 2013.  This period over period decrease was due to the $0.4 million impact of both the declining value of foreign currencies on our overseas sales expenses and decrease in overseas travel expenses. Partially offsetting these decreasing costs, we incurred an additional $0.2 million in sales personnel costs during the nine months ended March 31, 2014, compared to the same period in the prior year, due to the increase in our sales and sales support presence in Europe.

Research and Development.  Research and development expenses increased approximately $1.3 million, or 15.3%, to approximately $10.0 million for the nine months ended March 31, 2014, from $8.7 million for the nine months ended March 31, 2013.  This increase was due to a $1.2 million increase in personnel costs during the nine months ended March 31, 2014 resulting from an increase in development personnel to support product and strategic growth initiatives.  Additionally, our research and development expenses increased due to a $0.1 million increase in incentive compensation, as additional development personnel became eligible for incentive compensation that is tied to expected achievement of certain internal and company-wide performance objectives.

General and Administrative.  General and administrative expenses decreased approximately $0.4 million, or 6.7%, to $5.9 million for the nine months ended March 31, 2014 from approximately $6.3 million for the nine months ended March 31, 2013.  This decrease was primarily due to a $0.3 million decrease in severance expense from a prior year period reduction in force.  This decrease was also due to a $0.1 million period over period decrease in incentive compensation due to the larger difference between our expected company-wide performance and established performance goals in the current year period, relative to the prior year period.

Other expense, net.  During the nine months ended March 31, 2014 and 2013, we incurred approximately $0.1 million and $0.4 million of realized currency translation losses, respectively.  These losses resulted from the impact of the decreasing value of the euro and Japanese yen in both periods, relative to the U.S. dollar, on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our European and Japanese subsidiaries for which the euro and yen are the respective functional currencies.

Provision for Income Taxes.  We recorded a $0.2 million income tax provision during both the nine months ended March 31, 2014 and 2013.  Our tax provision recorded during both periods was attributable to alternative minimum tax recorded in the United States and income tax provision recorded by our subsidiary in Japan as a result of its pretax income recorded during the period.   However, our current year tax provisions in the United States and Japan were partially offset on a consolidated basis by the release of all valuation allowances against our deferred tax assets in the U.K., during the first half of our fiscal year 2014.  A change in U.K. tax law relative to treatment of research and development tax credits allowed us to release valuation allowances against approximately $0.2 million of deferred tax assets that we believe are now realizable as a result of the current period tax law change.

In jurisdictions other than the U.K. and Japan, we either generate net operating losses or occasionally utilize some of the net operating loss carryforward amounts.  However, because of the cumulative accounting losses in those jurisdictions, we maintain a full valuation allowance on those losses as discussed below.  This results in no net income tax provision impact in those jurisdictions as of March 31, 2014.

Net Income.  Our net income for the nine months ended March 31, 2014 was $2.9 million or $0.33 per basic and $0.32 per diluted share, compared to net income for the nine months ended March 31, 2013 of $1.9 million, or $0.22 per basic and diluted share.

Deferred Tax Assets and Related Valuation Allowances

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as, future projected operations along with other positive and negative evidence in assessing if sufficient future taxable income will be generated to use the existing deferred tax assets.  The following summarizes our conclusions on the need for a valuation allowance in each jurisdiction as of March 31, 2014:

U.S.:  As of March 31, 2014, we have realized a three-year cumulative accounting profit in the U.S. While the negative evidence of cumulative losses in recent years is not present at March 31, 2014, we believe that significant uncertainty continues to exist in our domestic operations as our recent improved financial performance in the U.S. has been for a limited time period.  We also considered the fact that the three-year cumulative accounting profit included sales to a longtime customer that we recently lost and a non-recurring gain from the sale of certain patents.  We believe that our history of expired net operating losses, our inability to carryback any net operating losses or credits, a history of inconsistent earnings, and the absence of currently available tax strategies do not provide support for our ability to realize our deferred tax assets at the present time.   We believe that it is more likely than not that the benefit from our domestic deferred tax assets will not be realized.  In recognition of this risk, we have provided a full valuation allowance on the deferred tax assets relating to our domestic operations as of March 31, 2014.

The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income are increased or if a more sustained profitability is achieved and additional weight may be given to subjective evidence such as our projections for growth.  If the positive and negative evidence being evaluated changes and we determine we will be able to realize these deferred tax assets, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of March 31, 2014 will be recognized as a tax benefit in the period of reversal.

U.K. - During our fiscal year 2014, a change in U.K. tax law relative to treatment of research and development expenses allowed us to release $0.2 million of valuation allowances against deferred tax assets that we believe are now realizable as a result of the current period tax law change.  We believe that in light of this law change, we will now generate sufficient taxable income to fully utilize our net deferred tax assets in the U.K.

Japan – Our subsidiary in Japan has a long history of profitable operations, and we continue to project profitability in Japan for the foreseeable future.  Therefore, we continue to believe that we will fully realize the net deferred tax assets in Japan, and no valuation allowance is needed.

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

Each quarter, we assess the total weight of positive and negative evidence and evaluate whether release of all or any portion of the valuation allowance is appropriate. Should we come to the conclusion that a release of our valuation allowances is required, there would be a significant increase in net income and earnings per share in the period of release due to the impact on the tax rate.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, product and service costs, operating results and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•	our reliance on a small customer base, typically represented by a small number of large, concentrated orders (three customers accounted for 35% of our revenue for the nine months ended March 31, 2014, and three customers accounted for 32% of our revenue for the nine months ended March 31, 2013);

•	the rate of growth or decline or change in market, if any, of video solutions market expansions and the pace that video service companies implement, upgrade or replace video solutions technology;

•	the impact of the global economic conditions on our business and our customers, including European Union austerity measures;

•	the impact of U.S. government sequestration on our business and our customers;

•	the rate of growth or decline, if any, of deployment of our real-time products;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	our future access to capital;

•	our ability to manage expenses consistent with the rate of growth or decline in our markets;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product and service sales;

•	timing of product shipments, which typically occur during the last month of the quarter;

•	the percentage of sales derived from outside the United States where there are generally longer accounts receivable collection cycles;

•	the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital;

•	the rate of growth or decline, if any, of sales to the government and government related entities; and

•	the use of cash to pay quarterly and special dividends.

Uses and Sources of Cash

We used $0.6 million and generated $0.4 million of cash from operating activities during the nine months ended March 31, 2014 and March 31, 2013, respectively.  Operating cash outflows during the nine months ended March 31, 2014 were primarily attributable to the timing of accounts receivable collection during the period, as our most recent quarter’s sales were heavily weighted toward delivery that occurred during the last few weeks of the quarter.  Additionally, current period operating cash outflows resulted from timing of inventory purchases for upcoming customer shipments, relative to time of inventory purchases as of March 31 of the prior year. Also, in the current period, the timing of advance billing for customer maintenance arrangements resulted in lower operating cash flows from deferred revenue activities, relative to the prior year. Our operating cash inflows during the nine months ended March 31, 2013 were generated by operating profits during those periods.

We invested $1.3 million and $0.8 million in property, plant and equipment during the nine months ended March 31, 2014 and 2013, respectively.  Capital additions during each of these periods were primarily related to: 1) facilities improvements, 2) development and test equipment for our development group, and 3) demonstration systems used by our sales and marketing group.  We expect capital additions to continue at a similar quarterly rate during the remainder of our fiscal year.

During the nine months ended March 31, 2014, our Board of Directors approved three quarterly cash dividends of $0.12 per share.  The first dividend was paid on September 30, 2013 to all stockholders of record as of September 16, 2013, aggregating $1.1 million.  We also paid an additional $0.1 million of dividends that had been held as dividends payable from previous declarations to restricted shareholders for whom restrictions lapsed during the six months ended December 31, 2013.  The second dividend was paid on December 27, 2013 to all stockholders of record as of December 13, 2013, aggregating $1.1 million.  The third dividend was paid on March 28, 2014 to all stockholders of record as of March 14, 2014, aggregating $1.1 million.  We intend to pay a regular quarterly cash dividend on our common shares subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant.

We paid $0.1 million for the repurchase and retirement of shares to settle minimum tax withholdings for employees whose restricted stock awards released during the nine months ended March 31, 2014.  This tax settlement method was limited to a short period of time and we do not anticipate any additional repurchases of stock for this purpose.

Our credit line with Silicon Valley Bank expired on December 31, 2013.  We have not drawn against the Revolver in the past three years and therefore allowed it to expire.  We are no longer subject to any covenants as of December 31, 2013.

At March 31, 2014, we had working capital (current assets less current liabilities) of $27.8 million, including cash and cash equivalents of approximately $22.5 million, and had no material commitments for capital expenditures.  At June 30, 2013, we had working capital of $27.7 million, including cash and cash equivalents of approximately $27.9 million.  We are currently evaluating whether or not to enter into a new credit arrangement, but based upon our existing cash balances, historical cash usage, and anticipated operating cash flow in the near term, we believe that existing cash balances will be sufficient to meet our anticipated working capital, capital expenditure requirements and any dividend payments for at least the next twelve months.

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

Other important risk factors are discussed in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, and in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

Evaluation of Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Currently, management has concluded that the design of the controls to remediate the material weakness identified as of June 30, 2013 is appropriate as of March 31, 2014.  However, full remediation of the previous material weakness cannot be determined as of March 31, 2014 as implementation and operating effectiveness of the redesigned controls cannot be evaluated and tested until the end of the fiscal year due to the annual nature of these controls.

Previously Reported Material Weakness

Our management concluded that our internal control over financial reporting was ineffective as of June 30, 2013 because a material weakness existed in our internal control over financial reporting related to the preparation and review of our consolidated statements of cash flows.  Specifically, we initially had an error related to our determination of the cash flow classification of the proceeds from the one-time intellectual property sale that occurred in June 2013.  As the error was corrected prior to any public disclosure or filing of our results for the year ended June 30, 2013, there was no misstatement in our financial statements that were included in our previously filed Form 10-K.  In response to the material weakness in internal controls described above, during the nine months ended March 31, 2014, we began to include as part of our financial reporting review process, a thorough examination of the financial reporting impact of new and unusual transactions or accounting issues on all of our financial statements, as well as implementing additional review procedures over our statements of cash flows.  Though management is still evaluating the design of these new procedures, we believe that our improved processes and procedures will assist in the remediation of the material weakness. Once placed in operation for a sufficient period of time, we will subject these procedures to appropriate tests, in order to determine whether they are operating effectively.

Changes in Internal Controls

Except for the changes in internal controls to remediate the material weakness noted above, there were no changes to our internal controls over financial reporting during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings

We are not presently involved in any material litigation.  However, we are, from time to time, party to various routine legal proceedings arising out of our business.  See footnote 12 to our Condensed Consolidated Financial Statements for additional information about legal proceedings.

Item 1A.	Risk Factors

Additional risk factors are discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended June 30, 2013 and in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the three months ended September 30, 2013.  There have been no material changes to our risk factors as previously disclosed.

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

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

*	Required earnings per share data is provided in the Notes to the condensed consolidated financial statements in this report.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2014		CONCURRENT COMPUTER CORPORATION

	By:	/s/ Emory O. Berry
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

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

*	Required earnings per share data is provided in the Notes to the condensed consolidated financial statements in this report.

**	Filed herewith.