Form 10-K
period 2014-06-30
CONCURRENT COMPUTER CORP/DE
filed 2014-08-27
CIK 749038

f
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2013 was approximately $72,092,000 based on the closing price of $8.17 of our common stock as reported by the NASDAQ Global Market on December 31, 2013.  There were 9,257,413 shares of common stock outstanding as of August 22, 2014.

Certain portions of the Registrant's Proxy Statement to be used in connection with Registrant's 2014 Annual Meeting of Stockholders scheduled to be held on October 22, 2014 are incorporated by reference in Part III hereof.

Concurrent Computer Corporation
2014 Form 10-K Annual Report

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

Overview

We provide software, hardware and professional services for the multi-screen video market and the high-performance, real-time market.  Our business is comprised of two segments for financial reporting purposes, products and services, which we provide for each of these markets.

Our video solutions product line consists of software, hardware, and services for intelligently streaming video and collecting and analyzing media data.  Our video solutions products and services are deployed by video service providers for distribution of video to consumers and collection of media data intelligence to manage their video business and operations.

Our real-time product line consists of a real-time Linux® operating system, development tools and other system software combined, in most cases, with computer platforms and services.  These real-time products are sold to a wide variety of aerospace, defense, energy, manufacturing and automotive companies seeking high-performance, real-time computing solutions for their simulation, data acquisition and process control systems.

We were incorporated in Delaware in 1981 under the name Massachusetts Computer Corporation.

As soon as reasonably practicable after filing with the Securities and Exchange Commission (“SEC”), we make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available, free of charge, on the Investors page of our website (www.ccur.com), under the ‘About’ tab in the SEC Filings section.  We have adopted a code of ethics that is applicable to all employees as well as a code of ethics applicable to our principal executive, financial, and accounting officers.  Both of these ethics policies are posted on the Investors page of our website (www.ccur.com), under the ‘About’ tab in the Corporate Governance section.  Copies will be furnished upon written request at the following address:  Attn:  Corporate Secretary, 4375 River Green Parkway, Suite 100, Duluth, Georgia  30096.  If we amend or change our code of ethics applicable to our principal executive, financial and accounting officers or grant a waiver under such code, we will disclose these events through our website.  No other information from our website is incorporated within this filing.

The Video Solutions Market

Our video solutions are used by video service providers, both in cable and in IPTV markets, to offer video-on-demand (“VOD”) services to their consumer customers.  VOD usage has grown consistently and matured into a core service offering for video service providers.  In 2013, consumers watched VOD content an average of sixteen to eighteen days out of the month and spent an average of 8.7 hours with VOD content per month (Rentrak, State of VOD: Trend Report 2013).  Concurrently, with the proliferation of connected devices and online content, consumers have demanded more and more choices of how, when and where to watch their favorite programming and service providers have extended their offerings accordingly.  According to International Data Corporation (“IDC”), global shipments of smart connected devices will increase 15.6 percent year-over-year in 2014 and approach 1.8 billion units (Worldwide Quarterly Smart Connected Device Tracker, June 2014).  In the first quarter of calendar 2014, online video consumption increased 57% over 2013 and online video starts increased 43% year-over-year to reach 35.6 billion viewings (U.S. Digital Video Benchmark, Adobe Digital Index Q1-2014).

The Real-Time Computing Markets

Our real-time products are used in host, client-server, embedded and distributed computing applications in a wide range of markets.  Aerospace, defense, energy, manufacturing and automotive companies utilize our operating systems and development tools in their simulation, data acquisition, and process control systems.  Simulation systems that utilize our real-time products include engines, avionics and automotive subsystems, ground vehicle operation, and mission planning and rehearsal.  Data acquisition systems that utilize our real-time products include environmental analysis and display, engine testing, range and telemetry systems, shock and vibration testing, forecasting, analysis, and command and control applications.

Business Strategy

Video Solutions Product Line

Our video delivery solutions are deployed by service providers to address the multi-screen video market.  We offer flexible solutions comprised of software integrated with standard commercial hardware and have adapted our proven, best-in-class solutions with features to address new Internet connected consumer devices, next generation service provider network architectures, as well as innovative products designed to improve the quality of service associated with over-the-top content services.  Our Media Data Intelligence (“MDI”) software provides operational reporting and collection for timely and accurate cross-services data aggregation, auditing and logistics, and intelligence.  The data is collected from VOD, linear TV (live TV), digital video recorder (“DVR”), web and mobile platforms, producing a comprehensive view of the consumer experience that enhances understanding of content consumption.

Real-Time Product Line

Our real-time strategy is comprised of initiatives designed to maintain and expand our current real-time product line.  We provide regular updates to our RedHawk™ Linux real-time operating system and NightStar™ suite of software debugging and analysis tools.  We are continually expanding the functionality offered on our iHawk™ and ImaGen™ integrated hardware platforms, including products such as SIMulation Workbench™, SIGnal Workbench™ and GPU Workbench™.  We evaluate additional opportunities to cooperate with partners to expand offerings of compatible third-party applications.

Products and Services

Our products fall into two principal groups, video solutions and real-time.  In addition, we provide technical support for our products.   For fiscal year 2014, our products segment accounted for 67% of our revenue and our service segment accounted for 33% of our revenue.

Video Solutions Products

MediaHawk® Unified Video Delivery Solution.  Concurrent’s MediaHawk unified video delivery solution combines our innovative video ingest, storage, and delivery software modules with standard commercial hardware sourced from leading original equipment manufacturers (“OEMs”).  Our video solutions products allow video service providers to build regional, national, and global content delivery networks (“CDNs”) to deliver video to any screen.  We believe our modular, software based approach provides our customers with the ability to more easily deploy new systems, expand those deployments, and add services over time.  Our unified solution provides a common software framework for delivering video to traditional set-top boxes (“STBs”) as well as IP connected devices.  Our design goal is to provide seamless end-user viewing of the highest quality on any device.

Our video solutions platform includes the following software components:

•	Unified Video Delivery Solution. Our unified video solutions product supports simultaneous delivery to a broad array of video screens. It includes flexible content delivery features designed to support CDN architectures and intelligent, subscriber driven content distribution.

o	TV VOD Streaming—Concurrent has developed unique resilient streaming technology for cable TV video streaming applications. Branded as Gatlin Resilient Streaming, our software prevents interruptions in active video sessions as a result of component or network link failures. The MediaHawk solution automatically detects failures and reroutes the data to alternate servers to ensure seamless video delivery to the consumer.

o	Adaptive Bit Rate Streaming—Our streaming solution enables high quality video to be delivered to connected devices over variable bandwidth networks such as Internet and mobile networks. Concurrent’s solution supports the most common adaptive bit rate content formats.

o	CDN Assisted VOD—Concurrent provides an elegant transition for service providers to expand the storage capacity of their existing VOD systems by taking advantage of IP based CDN architectures and technologies. This solution allows service providers to grow their available content libraries more efficiently and cost effectively than traditional storage expansion methods. In addition, these solutions offer seamless video delivery without interruption.

o	Unified Content Delivery Solution—Concurrent’s video streaming solution has the ability to deliver content simultaneously to both traditional VOD STBs and the wide variability of mobile, PC and handheld devices used today. This offering allows service providers to leverage the same storage, streaming and network infrastructure to support a wide variety of consumer devices. Concurrent’s unified approach enables our customers to seamlessly migrate services from classic networks that support video STBs, to next generation IP networks that support Internet connected devices.

o	Dynamic Content Workflow—Our dynamic content workflow intelligently adapts and adjusts HTTP content files in real-time to address a variety of requirements associated with premium content services, including digital rights management protection, ad-insertion, and file format conversion. Branded as eFactor™, our dynamic content workflow solutions operate as an integral part of the MediaHawk content delivery architecture, simplifying the process of delivering video to any screen. eFactor features are sold as optional software components of the Unified Video Delivery Solution and are also sold separately for use in third party CDN environments.

o	nDVR/nPVR/RS-DVR—Concurrent provides network DVR (“nDVR”) solutions which allow for a subscriber to record and store personal video content in the network and to playback their content to a wide variety of consumer electronics devices. nDVR allows service providers to offer expanded services to their subscribers, eliminates the need for expensive video storage devices in the home, and reduces the maintenance burden associated with in-home servicing of traditional STB based DVR recorders.

Our video solutions software is integrated with standard commercial hardware components such as servers, disk arrays, solid state storage arrays, and network switching equipment.  Our video solutions products are compatible with a wide range of video infrastructure technologies and consumer access devices, including digital head-end equipment, network transport, IP routers/switches, QAMs, DSL technologies, CMTS, STBs, and IP connected consumer electronic devices.

Our MDI platform provides business insights to drive revenue opportunities and optimize video operations for service providers across multiple screens.  The MDI solution suite includes several core offerings:

•	Linear TV Data Management and Reporting. This solution provides census level audience measurement analytics of how, when and where consumers are viewing broadcast television. It also provides operational data to help monitor STBs across multiple demographic areas. This product is used by business management, marketing, programming and operations teams within service providers to understand consumer viewership habits, develop targeted advertising campaigns, identify trending, and price advertising and services.

•	VOD Data Management and Reporting. This solution provides a comprehensive solution for collecting data from disparate systems and platforms, scrubbing and transforming the data into standardized information, and storing data within a standard data warehouse model. It enables marketing, programming, advertising and operations teams to seamlessly analyze usage, revenue, and quality of VOD services. This level of intelligence provides service providers with new ways to compete by quickly identifying opportunities for revenue growth, operational efficiencies and reduction of subscriber defection.

•	CDN Data Management and Reporting. This solution provides the tools to precisely measure and optimize the performance of a service provider’s online video network and business. It is used by operations and business management teams to isolate and correct online video quality of service, forecast traffic and provision capacity, justify pricing, ensure accurate billing, understand audience and device usage patterns, understand customer experience and monitor viewership and other operational trends. It provides census level analytics based on interactive advertising campaigns, dissectible market, networks, day parts, campaign titles and campaign types.

•	Interactive Advertising Data Management and Reporting. This solution provides census level analysis based on interactive advertising campaigns, dissectible market, networks, day parts, campaign titles and campaign types. This product is used by a service provider’s business management, marketing, programming and operations teams to understand consumer viewership habits, develop targeted advertising campaigns, identify trending, and price interactive advertising and services.

Real-Time Products

Our principle real-time products are:

•	RedHawk Linux. RedHawk is an industry-standard, open-source, real-time Linux operating system. RedHawk, compatible with the Red Hat® Enterprise Linux and CentOS® user environment, provides high I/O throughput, fast response to external events, determinism and optimized interprocess communication. RedHawk's true symmetric multiprocessing support includes load-balancing, CPU shielding and NUMA memory allocation optimization to maximize determinism and guarantee real-time performance. RedHawk Linux includes the RedHawk Architect™ tool for configuring, building and optimizing embedded target systems.

•	NightStar Tools. NightStar GUI-based development tools allow users to debug and analyze application software for the CPU and GPU running on RedHawk Linux. NightStar tools feature hot patching, kernel tracing and application speed debugging, with minimal intrusion into real-time application behavior.

•	iHawk and ImaGen Servers. Our iHawk and ImaGen servers, based on the latest Intel® and AMD® technologies, feature our RedHawk Linux real-time operating system. iHawk real-time multiprocessing platforms are deployed in simulation, data acquisition and process control applications, requiring customized and complex I/O configurations. ImaGen is our video server platform for simulation and training applications that require high-performance graphics. ImaGen visual servers provide multiple channels of state-of-the-art visualization and graphics performance and are widely used in commercial and military training systems. In addition, Imagen can be packaged with GenesisIG™ image generation software from Diamond Visionics, LLC to offer fully-integrated multi-channel solutions.

•	SIMulation Workbench. SIMulation Workbench is a product that provides a complete real-time modeling environment to develop and execute real-time simulations written in a variety of modeling tools such as Mathworks’® MATLAB®/Simulink®, Vi-Grade, AMESim, Dymola®, CarSim® and SIMPACK or in hand-written code. Its user interface enables convenient configuring, starting, stopping, recording and playback of simulation runs.

•	SIGnal Workbench. SIGnal Workbench is a high-performance, real-time dynamic data processing and monitoring system for engine, turbo machinery, structural and other vibration test applications. SIGnal Workbench provides flexible signal conditioning features designed to support high-cycle fatigue testing and other data acquisition applications.

•	GPU Workbench. GPU Workbench is a platform for developing and deploying real-time applications that use NVIDIA® CUDA® technology. Based on the latest available GPU and CPU products, GPU Workbench systems are powered by RedHawk Linux specially optimized for real-time CUDA performance.

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

Sales and Marketing

We sell our solutions in the U.S. primarily through our direct field sales team supported by consultants and our sales support group.  Our sales force has significant experience in video solutions and real-time operating systems.  Outside North America, we utilize a direct sales force out of our facilities in France, Germany, Japan, China and the United Kingdom.  Our global sales efforts are augmented by a variety of channel partners (resellers and system integrators).

Customers

We derive revenue from a limited number of customers.  Our products are typically assembled and shipped in the same quarter the purchase order is received, and as a result, we typically have minimal backlog.  Our backlog for video solutions products and real-time products at June 30, 2014 totaled $7.7 million, as compared to $9.9 million at June 30, 2013.

We have purchase agreements with many customers, but these agreements typically do not require minimum purchases of our products.  As a result, sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers' budgets for capital expenditures and new product introductions.

A significant portion of our video solutions revenue has come from, and is expected to continue to come from sales to service providers.  For the fiscal year ended June 30, 2014, Cox Communications, Inc. (“Cox”) and Time Warner Cable Inc. (“TWC”) each represented 13% of our total revenue.  For the fiscal year ended June 30, 2013, Cox and TWC each represented 12% of our total revenue.  For the fiscal year ended June 30, 2012, Jupiter Telecommunications accounted for 20% of total revenue.  No other customer of our video solutions accounted for more than 10% of our total revenue during the last three fiscal years.

Although we sell our real-time products to large customers, our customer base is generally more diversified than our video solutions business.  For the fiscal years 2014, 2013 and 2012, no single real-time customer accounted for more than 10% of total revenue.

We derive a significant portion of our revenues from the supply of products to U.S. government prime contractors and agencies of the U.S. government.  The supplied systems include RedHawk, iHawk, ImaGen, and other configurations with certain systems incorporating custom enhancements requested by the customer.  We sell these integrated computer systems to prime contractors, including Lockheed Martin Corporation, The Boeing Company, Northrop Grumman, Raytheon Company and other Fortune 500 companies.  We also supply spare parts, upgrades, and engineering consulting services and system maintenance.  For the fiscal year ended June 30, 2014, we recorded $10.1 million in revenue to U.S. government prime contractors and agencies of the U.S. government.  For the fiscal year ended June 30, 2013, we recorded $9.6 million in revenue to U.S. government prime contractors and agencies of the U.S. government.  These amounts represented 14% and 15% of total revenue in fiscal years 2014 and 2013, respectively.  Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, failure to exercise options, changes in government policies and the imposition of budgetary constraints.

New Product Development

We are committed to the development of new technology and rapid innovation in the evolving markets in which we compete.  Research and development costs are expensed when incurred and aggregated $13.0 million, $11.6 million, and $13.2 million in fiscal years 2014, 2013, and 2012, respectively.  See Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for explanations of changes in research and development expenses.  The following development strategies are indicative of the general direction of product development activities.  Due to the inherent uncertainty involved with product development, we cannot guarantee the availability of future products and features.

Video Solutions Products.  Our research and development strategies for our video solutions products are based on market demands and are focused on the following:

•	Multi-Screen Delivery. In order to enable our video solutions to reach every screen, we continue to add support for new file formats and delivery methods associated with mobility and online video distribution. We are also developing products that help our customers launch multi-screen pay video services and reduce the complexities of operating these services. We are further developing our dynamic HTTP content preparation software as well as on-demand policy control systems that can personalize video content for each user during the streaming process. To ensure compatibility in multi-screen environments, we are integrating our MediaHawk platform with third-party software and infrastructure components that are required to support delivery to connected devices.

•	Content Delivery Networks and Architectures. We believe that demand for on-demand content will continue to increase. We also believe core TV services will be extended beyond the TV to reach consumers on a wider array of devices. We continue to enhance our systems to support new screens, and to intelligently manage the distribution, placement, and life-cycle management of stored content across local, regional, national, and global networks to ensure the most efficient use of our customers’ networks. We believe that with our experience in a variety of open video system architectures we are well positioned to address our customers’ future content strategies.

•	Media Data Intelligence. Video service providers, content owners, advertisers, and ad agencies are interested in data on consumer video-watching behavior and content consumption models. We are developing our MDI offerings to provide this information at the census level in near real-time on intelligent applications utilizing a variety of technologies and solution architectures, thereby improving upon existing and competitive solutions that estimate or project consumer activity based upon small sample sizes.

•	Time-Shifted Video and Network DVR. Consumers are increasingly interested in watching video on their own schedule. We believe nDVR and time shifted TV services address consumers’ needs for larger storage capacities and recording capabilities. We are focused on developing solutions that will enable consumers to record linear broadcast content, user-generated content, Internet and other video content on private storage space hosted in the network. By storing content in a cloud based personal recording platform, subscribers will be able to access their content from any device over a wide array of networks.

•	Unified Transparent Caching Solution. Concurrent’s transparent caching solution optimizes the online video traffic being delivered over service providers' high speed data networks, while creating new revenue generation opportunities. Using Concurrent’s system, service providers can analyze Internet traffic in real-time to identify the most popular streaming video content and software downloads, including Apple iOS®, Google Android™, and Microsoft Windows® updates. Popular content is cached at the edge of the service provider’s network to enable subsequent consumer requests for the same content to be served locally, resulting in network bandwidth savings, faster data services, improved video quality, and enhanced service consistency.

Real-Time Products.  Our research and development strategies for our real-time products include enhancing our RedHawk Linux real-time operating system to provide increased functionality and determinism for time-critical applications.    We plan to continue to track the latest Linux enhancements and kernel versions, and will maintain compatibility with Red Hat Enterprise Linux and CentOS user environments.  Our strategy also includes enhancing SIMulation Workbench with new features and support for additional I/O cards.  We are planning new NightStar features to improve debugging efficiency and performance in GPU computing applications.  We are also planning new SIGnal Workbench signal conditioning features that improve configuration flexibility and greater ease-of-use.  We have plans to enhance GPU Workbench to support the latest GPUs and CUDA SDK versions to offer low-latency and high-throughput for time-critical GPU applications. We will also continue to develop and expand our own line of I/O cards to meet customer data acquisition requirements.

Competition

Our video solutions and real-time products are sold into highly-competitive environments, driven by rapid technological innovation.  Both product groups compete based upon features, reliability, scalability, service, and price.  Due in part to the range of performance and applications capabilities of our products, we compete in various markets against a number of companies.

The major competitors of our video solutions currently include the following:  Adobe Systems, Inc., Arris Group, Inc., Cisco Systems, Inc., Edgeware AB, Envivio Inc., Fabrix Systems, Harmonic, Inc.,  Broadpeak, and Wowza Media Systems, LLC.  Typically, in opportunities for our MDI products, we also compete against in-house development or customer offerings from some professional services consulting entities.

Our real-time product line competes with a number of companies, including:  (1) companies providing competitive Linux and other real-time operating systems or tools for time-critical systems, including Lynx Software Technologies, Red Hat, Inc. and Wind River Systems, Inc.; (2) companies involved in simulation and data acquisition, including Opal RT Technologies, Inc. and dSpace, GmbH; (3) customers who may choose to integrate their own in-house, real-time products using standard commercial hardware and open-source Linux operating systems and tools; and (4) computer companies that provide solutions for high-performance image generation, including Quantum3D, Inc. and Rockwell Collins, Inc.

Additional competitors with significant market presence and financial resources, including computer hardware and software companies, content providers and television equipment manufacturers, including digital STB manufacturers, may enter our markets, thereby further intensifying competition.  Potential future competitors may also include one or more of the parties with whom we currently have a strategic relationship.  Although we have copyright and other intellectual property rights with respect to much of the technology incorporated in our video solutions and real-time products, our strategic partners have not agreed to refrain from competing against us. Increased competition could result in price reductions that would adversely affect our business, financial condition and results of operations. Many of our current and potential future competitors have significantly greater financial, technical, sales, marketing and other resources than we do, and greater brand name recognition.  In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our markets.

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

We own seven U.S. patents:  Nos. 7,877,468, 8,079,052, 8,505,057, 8,522,268, 8,650,601, 8,695,031 and 8,763,044 and have multiple patent applications pending in the U.S.  We have also obtained a patent license to a patent portfolio (13 patents, 29 patent applications, and all additions, divisionals, continuations, continuations-in-part, extensions, reissues, and foreign counterparts thereof) which is now owned by Alcatel-Lucent (the “Patent License”).  These patents cover multiple interactive television, targeted advertising, and on-demand technologies.  The portfolio includes U.S. Patent Nos. 5,623,595 and 5,805,804 (“Subject Patents”).  In addition to our original license, on September 28, 2007, Concurrent obtained a separate Patent License to the Subject Patents from Broadband Royalty Corporation (“BBR”), with assurances from its parent company, C-COR Incorporated.  BBR co-owns the Subject Patents with Alcatel-Lucent.  The Patent License provides a license to the Subject Patents that may be transferred to an acquirer of Concurrent or Concurrent’s video streaming business, so long as the acquirer has not been formally identified as an actual or potential Alcatel-Lucent licensee.

We have entered into licensing agreements with several third-party software developers and suppliers.  Generally, such agreements grant us non-exclusive, worldwide term licenses to distribute software as part of the systems we market.

Suppliers

We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms.  These components include systems, system boards, memory, CPUs, mother boards, storage devices, software, and chassis.  We purchase product components from the following single suppliers:  Arrow Electronics, Inc., Avnet, Inc., CSP, Inc., Curtiss-Wright Corporation, Dell, Inc., (“Dell”), Dot Hill Systems Corporation (“Dot Hill”), General Electric, General Standards Corporation, Intel Corporation, Kardios Systems Corporation, KMA Systems, North Atlantic Industries. Inc., Oracle Corporation, Qlogic Corporation, Seagate Technology, LLC, Supermicro Computer, Inc. and Western Digital Technologies, Incorporated.  Comparable products are available from other sources and would conform to our system specifications with moderate engineering effort.  Single-source suppliers accounting for 10% or more of these purchases during the fiscal year ended June 30, 2014 were Dot Hill (23%), Dell (18%), and Avnet, Inc. (13%).  During the fiscal year ended June 30, 2013, Dot Hill (24%) and Dell (16%) were the only single-source suppliers accounting for 10% or more of these purchases.  During the fiscal year ended June 30, 2012, Dot Hill (28%) was the only single-source supplier accounting for 10% or more of these purchases.

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

Several countries where our systems are shipped have adopted rules and regulations governing the labeling of computer hardware which apply to our products.  Specifically, we must comply with the Waste of Electronic and Electrical Equipment (“WEEE”) and Restriction of Hazardous Substances Directive (“RoHS”) enacted in the European Union and the Ministry of Information Order No. 39 in China.

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

Employees

As of June 30, 2014, we had 236 employees and contractors worldwide.  Of these employees and contractors, 183 were located in the U.S. and 53 were located internationally.  Our employees are not unionized.

Financial Information About Foreign And Domestic Operations And Export Sales

A summary of net sales (consolidated net sales reflects sales to unaffiliated customers) attributable to our foreign and domestic operations for the fiscal years ended June 30, 2014, 2013, and 2012 is presented in Note 10 to the consolidated financial statements included herein.

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

Cox and TWC each accounted for approximately 13% of our fiscal year 2014 total revenue and each accounted for approximately 12% of our fiscal year 2013 total revenue. Cox and TWC also each accounted for approximately 23% our fiscal year 2014 total video solutions revenue and 20% of our fiscal year 2013 total video solutions revenue.  For the fiscal year ended June 30, 2012, Jupiter Telecommunications accounted for approximately 20% of our total revenue and approximately 34% of our video solutions revenue.  If we are unsuccessful in maintaining and expanding key relationships with these and other existing customers or if these customers’ purchasing levels are reduced, our business will be materially adversely affected.  Further, if we are unsuccessful in establishing relationships with other large companies or experience problems in any of our systems, our ability to attract new customers and sell additional products to existing customers will be materially adversely affected.

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

We derive a significant portion of our revenues from the supply of systems under government contracts and/or orders.  For the fiscal years ended June 30, 2014 and 2013, we recorded $10.1 million and $9.6 million, respectively, in revenue to U.S. government prime contractors and agencies of the U.S. government.  These sales represent approximately 14% and 15% of our total sales in the fiscal years ended June 30, 2014 and 2013, respectively.  Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, changes in governmental policies or regulations which could significantly increase the cost of doing business with the government and the imposition of budgetary constraints.  Many governments are struggling to balance their budgets which could further reduce funding for contracts.  A loss of government contract revenues would have a material adverse effect on our business, results of operations and financial condition.

We depend on U.S. Government customers for a significant portion of our revenue, and sequestration (automatic, across-the-board U.S. Government budgetary spending cuts) currently required under the Budget Control Act of 2011 and the Bipartisan Budget Act of 2013 may have adverse consequences on our future business.

U.S. Government spending priorities and Department of Defense spending levels continue to be uncertain and difficult to predict and may be affected by numerous factors, including whether sequestration currently required under the Budget Control Act of 2011 and the Bipartisan Budget Act of 2013 and their actual impact on the Department of Defense budget and other programs. A shift in U.S. government spending priorities, or a reduction in total U.S. government spending, could have material adverse consequences on our future business.

If the U.S. government budget process results in a prolonged shutdown or prolonged operation under a continuing resolution, we may experience further delayed orders, delayed payments, declines in revenues, profitability and cash flows.

Sales to the U.S. government, prime contractors and agencies of the U.S. government represented between 13% and 15% of our total revenues in each of the past 3 fiscal years and our expected revenue for fiscal year 2015 and beyond depends, in part, on receiving a similar level of new orders from the U.S. government, which remains uncertain and difficult to predict.  If the U.S. government budget process results in a prolonged shutdown or prolonged operation under a continuing resolution, we may experience delayed orders, delayed payments, declines in revenues, profitability and cash flows. All of the aforementioned conditions could have a material adverse effect on our business and financial outlook, our operating results and our financial condition.

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

We are adapting our video solutions products to add features allowing deployments to cable, IPTV, and Internet CDN providers to enable multi-screen video delivery.  The changes will require new knowledge sets, especially in research and development, and will require us to develop and sell new products to new customers.  A failure to execute on this transition will adversely affect our business.

Our video expertise for more than ten years has been focused on the VOD market.  Although we have been successful in VOD, we recognize it is a relatively limited market and, as such, we are transitioning the business to serve video to all devices.  In order to accomplish this transformation, we have rolled out a new strategic plan and we are executing against that plan.  We are introducing the products necessary to serve these new markets.  We have also invested in new sales professionals to help us sell our existing and new products to a wider customer set.  We believe that these steps are necessary, but that they will be expensive.  We are making these investments in a challenging macroeconomic environment and may be unable to develop or sell any new marketable products.   In addition, we face robust competition both from internally-developed solutions and from large, well-positioned companies.  If we are not successful in establishing new products and new customers, we will have expended considerable effort and capital to transition the business and will not have received any economic benefit.

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

The introduction of broadband Internet video services for televisions may gain traction, thus replacing current VOD services and causing a negative impact on our revenue associated with our video solutions.

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

We incurred net losses of $2.9, $3.3, $1.0, and $14.5 million in fiscal years ended June 30, 2012, 2011, 2010, and 2009, respectively.  Our $14.5 million net loss in fiscal year 2009 included a one-time $17.1 million non-cash impairment of intangibles.  As of June 30, 2014, we had an accumulated deficit of approximately $169.0 million.  We may have difficulty sustaining profitable operations and incur additional net losses in the future.

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

We face risks associated with the trend of increased stockholder activism.

Publicly traded companies have increasingly become subject to campaigns by investors seeking to increase short-term stockholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases or even sales of assets or the entire company. Given our market capitalization and other factors, it is possible that stockholders may in the future attempt to effect such changes or acquire control over us. Responding to proxy contests and other actions by activist stockholders would be costly and time-consuming, disrupt our operations and divert the attention of our Board of Directors and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition.

We utilize open source software, which could enable our competitors to gain access to our source code and distribute it without paying any license fee to us.

Key components of both our  video solutions and real time products utilize open source software on Linux platforms.  Some open source software, especially that provided under the GNU Public License, is provided pursuant to licenses that limit the restrictions that may be placed on the distribution and copying of the provided code.  Thus, it is possible that customers or competitors could copy portions of our software and freely distribute it.  This could substantially impact our business and our ability to protect our products and future business.

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

Our competitors or other companies may currently own or obtain patents or other proprietary rights that might prevent, limit or interfere with our ability to make, use or sell our products.  Further, we have indemnification obligations with numerous customers that could require us to become involved in intellectual property litigation.  As a result, we may be found to be infringing on the intellectual property rights of others.  In the event of a successful claim of infringement against us or against a customer to which we have an indemnification obligation, our business and operating results, financial condition and cash flows could be adversely affected.

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

In addition to competing against large, established video delivery product providers, our MDI products are seeing competition by internally-developed solutions.

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

A list of the primary competitors we face in both of our markets and a categorization of our competitors is included under the Competition heading in Part I, Item 1., the Business section of this Annual Report on Form 10-K for the year ended June 30, 2014.

Future issuances or repurchases of our equity, or transfers of our equity by third parties, may impair our future ability to use a substantial amount of our existing net operating loss carryforwards.

From time to time we complete an analysis of the ownership changes in our stock pursuant to Section 382 of the Internal Revenue Service tax code.  As of June 30, 2014, the ownership change was 31.8%, compared to 32.6% as of June 30, 2013. Future transactions and the timing of such transactions could cause an additional ownership change for Section 382 income tax purposes. Section 382 limits the ability of a company that undergoes an “ownership change,” which is generally defined as any change in ownership of more than 50% of its common stock over a three-year period, to utilize its net operating loss carryforwards and certain built-in losses or deductions, as of the ownership change date, that are recognized during the five-year period after the ownership change.  Such transactions may include, but are not limited to, additional repurchases or issuances of common stock, or acquisitions or sales of shares of Concurrent stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account. Most of these transactions are beyond our control. If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate a new annual restriction on the use of our net operating loss carryforwards to offset future taxable income.  We could lose all or a substantial part of the benefit of our accumulated net operating loss carryforwards.

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

The ongoing uncertainty in the recovery in the domestic and global economy may negatively affect our operating results, financial condition and operating results.  The uncertainty in economic conditions in many of our markets may impact demand for our products and render budgeting and forecasting difficult. The difficulty in forecasting demand increases the difficulty in anticipating our inventory requirements, which may cause us to over-produce finished goods, resulting in inventory impairments, or under-produce finished goods, affecting our ability to meet customer requirements.

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

Our reliance on single suppliers entails a number of risks, including the possibility of defective parts, a shortage of components, increase in components costs, and reduced control over delivery schedules.  Any of these events could adversely affect our business, results of operations and financial condition. We estimate that a lead-time of 12-16 weeks may be necessary to switch to an alternative supplier of certain custom application specific integrated circuit and printed circuit assemblies.  A change in the supplier of these components, without the appropriate lead-time, could result in a material delay in shipments by us of certain products.  Where alternative sources are available, qualification of the alternative suppliers and establishment of reliable supplies of components from such sources may also result in delays.  Shipping delays may also result in a delay in revenue recognition, possibly outside the fiscal period originally planned, and, as a result, may adversely affect our financial results for that particular period.  See the Supplier heading in Part I, Item 1., the Business section of this Annual Report on Form 10-K for additional information.

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

Sales to international customers accounted for approximately 42%, 39% and 50% of our revenue in fiscal years 2014, 2013, and 2012, respectively.  Accordingly, our business is susceptible to numerous risks associated with international operations.

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

To date, most of our revenues have been denominated in U.S. dollars, while a significant portion of our international expenses are incurred in the local currencies of countries in which we operate. Because a portion of our business is conducted outside the U.S., we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows.  An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we often sell in dollars, and a weakened dollar could increase local currency operating costs.  In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the U.S. dollar using either the spot rate or the weighted-average exchange rate. If the U.S. dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations.

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

In addition, a defect, error or performance problem with our video solutions products could cause our customers’ offerings to fail for a period of time or be degraded.  Any such failure would cause customer service and public relations problems for our customers.  As a result, we could experience delayed or lost revenue due to adverse customer reaction, negative publicity regarding us and our products and services and claims for substantial damages against us, regardless of our responsibility for such failure.  Any claim could be expensive and require us to spend a significant amount of resources.  In circumstances where third party technology incorporated with or in our systems includes a defect, error or performance problem or fails for any reason, we may have to replace such third party technology at our expense and be responsible to our customers for their corresponding claims.  Such tasks could be expensive and could require us to spend a significant amount of resources.

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

The success of the video market is contingent on content providers, such as movie studios, continuing to permit their content to be licensed for distribution in this market. Content providers may, due to concerns regarding marketing or illegal duplication of the content, limit the extent to which they provide content to the markets served by our customers and potential customers. A limitation of available content would indirectly limit the demand for our video solutions.

Our facilities, especially our Pompano Beach, Florida facility, could be subject to severe weather that could shut down those facilities and halt production.

All of our facilities are, from time to time, subject to severe weather that could result in a temporary shut-down of the impacted facility.  However, our Pompano Beach, Florida facility is located in south Florida where there is a high risk of hurricanes.  A hurricane could shut down the Pompano Beach facility for extended periods thereby making it impossible for us to assemble and ship real-time products.  Further, an extended shut-down could slow the release of software products for our real-time business since most of the developers for those products are located at that facility.

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

The lingering effects of the European debt crisis and related European financial restructuring efforts may cause the value of the European currencies, including the euro, to further deteriorate, thus reducing the purchasing power of our European customers. One potential outcome of the European financial situation is the re-introduction of individual currencies in one or more Eurozone countries or the dissolution of the euro entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. The potential dissolution of the euro, or market perceptions concerning this and related issues, could adversely affect the value of our euro-denominated assets and obligations. In addition, the European crisis has contributed to instability in global credit markets. The world continues to experience a global macroeconomic downturn, and if global economic and market conditions, or economic conditions in Europe, the U.S. or other key markets, remain uncertain, persist, or deteriorate further, consumer purchasing power and demand for our products could decline, and we may experience material adverse impacts on our business, operating results, and financial condition.

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

We are subject to various international, U.S. federal, state and local laws affecting our video solutions and real-time product lines.  The television industry is subject to extensive regulation in the U.S. and other countries.  Our video solutions revenue is dependent upon the continued growth of the digital television industry in the U.S. and internationally.  Broadband companies are subject to extensive government regulation by the FCC and other federal and state regulatory agencies.  The 1984 Cable Act, which amended the Communications Act of 1934, established policies in the areas of ownership, channel usage, franchise provisions and renewals, subscriber rates and privacy, obscenity and lockboxes, unauthorized reception of services, equal employment opportunity, and pole attachments. The 1984 Cable Act also defined jurisdictional boundaries among federal, state and local authorities for regulating cable television systems which, among other provisions, allow for expanded regulatory powers when domestic cable penetration exceeds a threshold of 70% of U.S. households.  Additional regulations could have the effect of limiting capital expenditures by our customers and thus could have a material adverse effect on our business, financial condition and results of operations.  If we were found to be, or believed to be non-compliant with privacy laws, we could face substantial exposure to government fines or privacy litigation.  This risk is important for our MDI solutions since these products monitor STB functions that could be impacted by privacy law protections. In addition, new ‘net neutrality’ legislation or regulations could be implemented or interpreted in a way that curtails certain of our products’ uses within our customer’s data networks and adversely impacts our customers’ ability to operate its those networks efficiently or profitably.  This could impact our sales of those products.    The enactment by federal, state or international governments of new laws or regulations could adversely affect our customers, and thereby materially adversely affect our business, financial condition and results of operations.  Our real-time revenue is also subject to strict government regulation as the result of the government work we do.  The regulations deal with security clearances, privacy, employment practices, pricing, purchasing, intellectual property and integrity.  If we were ever found in violation or if out of compliance, our production and resultant revenues could be halted or significantly delayed.

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

We are required to periodically review our deferred tax assets and determine whether, based on available evidence, a valuation allowance is necessary. Accordingly, we have performed such evaluation, from time to time, based on historical evidence, trends in profitability, expectations of future taxable income and implemented tax planning strategies. Further, although we benefit from net operating loss carryforwards in the U.S., some of our foreign subsidiaries do not have such net operating losses, exposing us to tax liabilities in various countries.

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

During the fourth quarter of our fiscal year 2014, we released $13.7 million of valuation allowances against our U.S. deferred tax assets.  Positive or negative changes to our business in the future may require either an additional release of our valuation allowances, which would result in additional tax benefits that would improve our net income, or require us to increase our valuation allowance, which would result in additional income tax expense that would negatively impact our net income.  See Note 8 for further discussion.

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

Our common stock is traded on the NASDAQ Global Market.  For the 12 months ended June 30, 2014, the high and low prices reported on the NASDAQ Global Market were $8.88 and $6.78, respectively.  Further, as of August 22, 2014, the closing price as reported on the NASDAQ Global Market was $7.27.  The market price of our common stock may fluctuate significantly in the future in response to various factors, some of which are beyond our control, including, among others:

•	variations in our quarterly operating results;
•	changes in securities analysts’ estimates of our financial performance;
•	the development of the multi-screen video market in general;

•	changes in market valuations of similar companies;
•	announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	loss of a major customer or failure to complete significant transactions;
•	Consolidation of companies that comprise our target market;
•	suspension, reduction or cancellation of the quarterly dividend; and
•	additions or departures of key personnel.

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

Our principal facilities as of June 30, 2014 are listed below.  All of the principal facilities are leased.  Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including operations, research and development, sales, marketing, service, and administration.

Location	Principal Use	Expiration Date Of Lease	Approx. Floor Area (Sq. Feet)

4375 River Green Parkway Suite 100 Duluth, Georgia 30096	Corporate Headquarters, Administration, Research & Development, Service, Sales and Marketing, Video Solutions Operations	December 2015	36,600

2881 Gateway Drive Pompano Beach, Florida 33069	Administration, Research & Development, Real-Time Operations, Service, Sales and Marketing	December 2016	30,000

In addition to the facilities listed above, we also lease space in various domestic and international locations for use as development and sales and service offices.

Item 3.	Legal Proceedings.

We are not presently involved in any material litigation.  However, we are from time to time party to various routine legal proceedings arising out of our business. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on our business, balance sheets or the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows in the period ended June 30, 2014.

Item 4A.	Executive Officers of the Registrant.

Our officers are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal.  Set forth below are the names, positions, and ages of executive officers as of August 27, 2014:

Name	Position	Age

Dan Mondor	President, Chief Executive Officer, and Director	59
Emory O. Berry	Chief Financial Officer and Executive Vice President of Operations	48

Dan Mondor, President, Chief Executive Officer, and Director.  Mr. Mondor joined Concurrent as Chief Executive Officer and Director on April 23, 2008.  Mr. Mondor has over 30 years of industry experience with leading global corporations in general management, sales, marketing and strategic planning.  Prior to joining Concurrent, Mr. Mondor held a number of senior executive positions with Mitel Networks, Inc., Nortel Networks, Inc. and Siemens Corporation.  From February 2007 to March 2008 he was president of Mitel Networks, Inc. with responsibility for Mitel’s U.S. region.  Prior to joining Mitel, he held a number of senior executive positions in general management, worldwide marketing and sales during a16 year tenure at Nortel. He was with Siemens Corporation from 1984 to 1990 and began his career with Bell-Northern Research.  Mr. Mondor has a Masters of Engineering from the University of Ottawa and a B.S. in Electrical Engineering from the University of Manitoba.

Emory O. Berry, Chief Financial Officer and Executive Vice President of Operations.  Mr. Berry has served as our Chief Financial Officer and Executive Vice President of Operations since August 1, 2008.  In 2009, he assumed responsibility as Vice President and General Manager, Real-Time.  Before joining Concurrent, Mr. Berry had been serving as the Company’s Chief Financial Officer through the financial management staffing firm TechCFO, LLC (“TechCFO”) since March 9, 2007.  Mr. Berry was an active partner at TechCFO from August 2006 to August 2008.  Mr. Berry has over 20 years of financial and operational leadership experience with private and public firms in the high-tech and healthcare industries.  Beginning in August 1999, Mr. Berry served as the Chief Financial Officer of DVT Corporation, until its acquisition in May 2005 by Cognex Corporation, a publicly traded provider of machine vision systems.  From May 2005 through January 2007, Mr. Berry assisted Cognex with the financial and operational integration of DVT as a consultant.  From June 1998 through March 1999, Mr. Berry served as Chief Financial Officer and Treasurer of Firearms Training Systems, which was a publicly traded company at that time, specializing in simulated weapons training systems.  Mr. Berry also served as the Director of Corporate Accounting of Firearms Training Systems from March 1997 through June 1998.  He began his career as an auditor with Ernst and Young, LLP.  Mr. Berry is a certified public accountant. He earned his undergraduate degree in Accounting from Samford University and his Masters of Business Administration from Georgia State University.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is currently traded under the symbol “CCUR” on the NASDAQ Global Market.  The following table sets forth the high and low sales price for our Common Stock for the periods indicated, as reported by the NASDAQ Global Market.

Fiscal Year 2014
Quarter Ended:	High	Low

September 30, 2013	$8.95	$6.81
December 31, 2013	$8.32	$6.55
March 31, 2014	$8.81	$7.77
June 30, 2014	$8.65	$6.90

Fiscal Year 2013
Quarter Ended:	High	Low

September 30, 2012	$4.85	$3.75
December 31, 2012	$6.46	$4.34
March 31, 2013	$8.45	$5.57
June 30, 2013	$8.12	$5.87

On August 22, 2014, the last reported sale price of our common stock on NASDAQ was $7.27 per share.  As of August 22, 2014, there were 801 registered holders of record  of our common stock.

Until July 2, 2012, we had never declared or paid any cash dividends on our capital stock.  On July 2, 2012, our Board of Directors approved the payment of quarterly cash dividends per share of common stock, excluding treasury and restricted stock.  We paid four quarterly cash dividends, each for $0.12 per share, during our fiscal year 2014.  During our fiscal year 2013, we paid four $0.06 per share cash dividends, one $0.12 per share cash dividend, and a $0.50 per share special cash dividend.  We intend to pay a regular quarterly cash dividend on our common shares subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant.  We believe that a portion of our dividends may be treated as a return of capital to stockholders, rather than dividend income, as we believe dividend payments may exceed our cumulative earnings and profits.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto, which appear elsewhere herein.  Except for the historical financial information, many of the matters discussed in this Item 7 may be considered “forward-looking” statements that reflect our plans, estimates and beliefs.  Actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, elsewhere herein, including in Item 1A. Risk Factors, and in other filings made with the SEC.

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

The following is not intended to be a comprehensive list of all of our accounting policies.  Our significant accounting policies are more fully described in Note 2 to the Consolidated Financial Statements.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the U.S., with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting an available alternative would not produce a materially different result.

We have identified the following as accounting policies critical to us:

Revenue Recognition and Related Matters

As described in footnotes 2 of our consolidated financial statements, in September 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). This guidance pertains to revenue arrangements with multiple deliverables, and accounting guidance on all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  We adopted these new accounting standards on July 1, 2010, and we elected to apply the guidance on a prospective basis.

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

Our standard multiple-element contractual arrangements with our customers generally include the delivery of systems with multiple components of hardware and software, certain professional services that typically involve installation and consulting, and ongoing system maintenance.  Product revenue is generally recognized when the product is delivered.  Professional services that are of a consultative nature may take place prior to, or after, delivery of the system, and installation services typically occur within 90 days after delivery of the system.  Professional services revenue is typically recognized as the service is performed.  Initial warranty begins after delivery of the system and typically is provided for 90 days to three years after delivery. Maintenance revenue, where applicable, will be recognized ratably over the maintenance period. Our product sales are predominantly system sales whereby software and equipment function together to deliver the essential functionality of the combined product.  Upon our adoption of ASU 2009-14 on July 1, 2010, we determined sales of these systems were typically outside of the scope of the software revenue guidance in Topic 985 (previously included in SOP 97-2) and should be accounted for under ASU 2009-13.

Our sales model for MDI products includes the option for customers to purchase a perpetual license, a term license, or software as a service. Customers also have the option to purchase maintenance or managed services with their license.  Revenue from these sales generally is recognized over the term of the various customer arrangements.  Professional services attributable to implementation of our MDI products or managed services are essential to the customers’ use of these products and services.  We defer commencement of revenue recognition for the entire arrangement until we have delivered the essential professional services or have made a determination that the remaining professional services are no longer essential to the customer.  We recognize revenue for managed services and software-as-a-service arrangements once we commence providing the managed or software services and recognize the service revenue ratably over the term of the various customer contracts.  In circumstances whereby we sell a term or perpetual license and maintenance or managed services, we commence revenue recognition after both the software and service are made available to the customer and recognize the revenue from the entire arrangement ratably over the longer of the term license or service period, because we do not have vendor specific objective evidence (“VSOE”) for either our term licenses or our maintenance and managed services for MDI solutions.

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

In October 2009, the FASB amended the accounting standards for multiple-element revenue arrangements under ASU 2009-13 to:

•	provide updated guidance on whether multiple deliverables exist, how the elements in an arrangement should be separated, and how the consideration should be allocated;
•	require an entity to allocate revenue in an arrangement using estimated selling price (“ESP”) of each element if a vendor does not have VSOE or third party evidence (“TPE”); and
•	eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method.

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

Our product deliverables are typically comprised of complete systems with numerous hardware and software components that operate together to provide essential functionality, and we are typically unable to establish VSOE or TPE of fair value for our products.  Due to the custom nature of our products, we must determine ESP at the individual component level whereby our estimated selling price for the total system is determined based on the sum of the individual components.  ESP for components of our real-time products is typically based upon list price, which is representative of our actual selling price.  ESP for components of our video solutions products are based upon our most frequent selling price (“mode”) of standalone and bundled sales, based upon a 12 month historical analysis.  If a mode selling price is not available, then ESP will be the median selling price of all such component sales based upon a 12 month historical analysis, unless facts and circumstances indicate that another selling price, other than the mode or median selling price, is more representative of our estimated selling price.  Our methodology for determining estimated selling price requires judgment, and any changes to pricing practices, the costs incurred to integrate products, the nature of our relationships with our customers, and market trends could cause variability in our estimated selling prices or cause us to re-evaluate our methodology for determining estimated selling price.  We update our analysis of mode and median selling price at least annually, unless facts and circumstances indicate that more frequent analysis is required.

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

Valuation allowances are established when necessary to reduce deferred tax assets to the amount more-likely-than-not to be realized.  To the extent we establish or change the valuation allowance in a period, the tax effect will generally flow through the statement of operations.  In the case of an acquired or merged entity, we will record any valuation allowance on a deferred tax asset established through purchase accounting procedures as an adjustment to goodwill at the acquisition date.   Any subsequent change to a valuation allowance established during purchase accounting that occurs within the measurement period of the acquisition (a period not to exceed 12 months) will also be recorded as an adjustment to goodwill, provided that such a change relates to new information about the facts and circumstances that existed on the acquisition date.   All other changes to a valuation allowance established during purchase accounting will flow through the statement of operations.

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

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of our deferred tax assets will not be realized.  In determining whether or not a valuation allowance for deferred tax assets is needed, we evaluate all available evidence, both positive and negative, including: trends in operating income or losses; currently available information about future years; future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years if carryback is permitted under the tax law; and tax planning strategies that would accelerate taxable amounts to utilize expiring carryforwards, change the character of taxable and deductible amounts from ordinary income or loss to capital gain or loss, or switch from tax-exempt to taxable investments.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  As of June 30, 2014, we maintain a full valuation allowance on our net deferred tax assets in all jurisdictions except Japan, the U.K., and the U.S.  We believe that it is more likely than not that the deferred tax assets will not be realized in the jurisdictions in which we maintain a full valuation allowance.  In Japan and the U.K., we believe that it is more likely than not that we will realize our entire deferred tax inventory, and no valuation allowance is needed.  We evaluated the recent trend of positive operating results in the U.S. and concluded during the fourth quarter of our fiscal year 2014 that it is now more likely than not that we will realize a portion of our U.S. deferred tax asset due to the historical trend of positive operating income and expectations of future income.  Based upon our estimate of future U.S. earnings, $13.7 million of our valuation allowance is being realized during the fourth quarter of our fiscal year 2014.  We will continue to evaluate our assumptions each quarter regarding the need for a valuation allowance for all jurisdictions and will make appropriate adjustments as necessary.  See Note 8 for more information.

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

Under our software licenses, services and maintenance agreements, we also represent and warrant to licensees that our software products will operate substantially in accordance with our published specifications regarding the product, and that the services we perform will be undertaken by qualified personnel in a professional manner conforming to generally accepted industry standards and practices.  Historically, only minimal costs have been incurred relating to the satisfaction of product warranty claims.

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

Defined Benefit Pension Plan

We maintain defined benefit pension plans (the “Pension Plan”) for a number of former employees of our German subsidiary (“participants”).  In 1998 the Pension Plan was closed to new employees and no existing employees are eligible to participate, as all eligible participants are no longer employed by Concurrent. The Pension Plan provides benefits to be paid to all participants at retirement based primarily on years of service with Concurrent and compensation rates in effect near retirement. Our policy is to fund benefits attributed to participants’ services to date as well as service expected to be earned in the future.  The determination of our Pension Plan benefit obligation and expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts.  Those assumptions include, among others, the weighted average discount rate, the weighted average expected rate of return on plan assets and the weighted average rate of compensation increase.  To the extent that these assumptions change, our future benefit obligation and net periodic pension expense may be positively or negatively impacted.

Selected Operating Data as a Percentage of Net Revenue

The following table sets forth our consolidated historical operating information, as a percentage of total revenues, unless otherwise noted, for the periods indicated:

	Year Ended June 30,
	2014	2013	2012
Revenue (% of total revenue):
Product	67.3%	60.5%	58.0%
Service	32.7	39.5	42.0
Total revenue	100.0	100.0	100.0
Cost of sales (% of respective revenue category):
Product	42.6	42.6	39.2
Service	44.5	40.9	46.8
Total cost of sales	43.2	41.9	42.4
Gross margin	56.8	58.1	57.6
Operating expenses:
Sales and marketing	20.2	22.6	27.0
Research and development	18.3	18.3	21.8
General and administrative	10.9	13.0	12.2
Gain on sale of intellectual property, net	-	(3.8)	-
Total operating expenses	49.4	50.1	61.0
Operating income (loss)	7.4	8.0	(3.4)

Interest (expense) income, net	(0.0)	(0.1)	0.1
Other expense, net	(0.2)	(0.6)	(0.4)

Income before income taxes	7.2	7.3	(3.7)

(Benefit) provision for income taxes	(18.8)	0.6	1.1
Net income (loss)	26.0	6.7	(4.8)

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

Custom engineering services are often completed within 90 days from receipt of an order.  Revenues from these services are recognized upon completion and delivery of the product to the customer.  In certain instances, our customers require significant customization of both the software and hardware products.  In these situations, the services are considered essential to the functionality of the software and, therefore, the revenue from the arrangement, with the exception of maintenance, is recognized in conformity with accounting standards governing long term construction-type contracts and performance of construction-type and certain production-type contracts.  If we are able to determine reasonable estimates of the cost of the arrangement, we record the value of the entire arrangement (excluding maintenance) as the project progresses based on actual costs incurred compared to the total costs expected to be incurred through completion.  If we are unable to reasonably estimate the costs to complete the arrangement, all revenue is deferred until the contract is completed.

Cost of sales consists of the cost of the computer systems sold, including amortization of software development costs, depreciation, labor, material, overhead and third party product costs.  Cost of sales also includes the salaries, benefits and other costs of the maintenance, service and help desk personnel associated with product installation and support activities.

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

Fiscal Year 2014 in Comparison to Fiscal Year 2013

The following table sets forth summarized consolidated financial information for each of the two fiscal years ended June 30, 2014 and 2013, as well as comparative data showing increases and decreases between periods.

	Year ended June 30,
(Dollars in Thousands)	2014	2013	$ Change	% Change
Product revenue	$47,893	$38,414	$9,479	24.7%
Service revenue	23,278	25,030	(1,752)	(7.0%)
Total revenue	71,171	63,444	7,727	12.2%
Product cost of sales	20,402	16,374	4,028	24.6%
Service cost of sales	10,356	10,233	123	1.2%
Total cost of sales	30,758	26,607	4,151	15.6%
Product gross margin	27,491	22,040	5,451	24.7%
Service gross margin	12,922	14,797	(1,875)	(12.7%)
Total gross margin	40,413	36,837	3,576	9.7%
Operating expenses:
Sales and marketing	14,350	14,358	(8)	(0.1%)
Research and development	13,019	11,599	1,420	12.2%
General and administrative	7,744	8,226	(482)	(5.9%)
Gain on sale of intellectual property, net	-	(2,381)	2,381	NM (1)
Total operating expenses	35,113	31,802	3,311	10.4%
Operating income	5,300	5,035	265	5.3%

Interest expense, net	(15)	(30)	15	(50.0%)
Other expense, net	(188)	(388)	200	(51.5%)
Income before income taxes	5,097	4,617	480	10.4%
(Benefit) provision for income taxes	(13,408)	369	(13,777)	NM (1)

Net income	$18,505	$4,248	$14,257	335.6%

(1)	NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for fiscal year 2014 was $47.9 million, an increase of $9.5 million, or 24.7%, from approximately $38.4 million in fiscal year 2013. The increase in product revenue resulted from the $6.3 million, or 30.2%, increase in video solutions product revenue in fiscal year 2014, compared to the prior year. We experienced year-over-year video solutions product revenue growth in all of our traditional geographic regions in fiscal year 2014 as follows:

•	European video solutions revenue increased $3.3 million, or 192.4%, due to the timing of purchases from two multiple system operators in fiscal year 2014. One of the two customers was an existing customer that expanded its video system and storage capacity, and the second was a relatively new European video customer deploying video systems and storage for the first time.
•	North American video solutions revenue increased $2.0 million, or 12.2%, in fiscal year 2014 primarily due to our year-over-year increase in the sales volume of our MDI reporting products.
•	Asia-Pacific video solutions revenue increased $1.0 million, or 36.4%, in fiscal year 2014 due to existing customers’ expanding their existing video systems and storage capacity.

Fluctuation in video solutions product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.  Our video solutions product revenue is also subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate.

The increase in product revenue also resulted from the $3.2 million, or 18.1%, increase in real-time product revenue for fiscal year 2014, compared to the prior year.  We experienced year-over-year real-time product revenue growth in all of our traditional geographic regions in fiscal year 2014 as follows:

•	European real-time product revenue increased $1.6 million, or 162.9%, due to higher sales volume of our iHawk systems and SIMulation Workbench to European defense contractors and automotive customers.
•	Asia-Pacific real-time product revenue increased $1.1 million, or 16.3%, in fiscal year 2014 due to higher sales volume of our iHawk systems to Japanese defense contractors.
•	North American real-time product revenue increased $0.5 million, or 4.1%, in fiscal year 2014 due to higher sales volume of our iHawk systems to commercial technology companies and the U.S. government.

Revenue from defense contractors and the government tend to vary by quarter and year, and are dependent upon government initiatives and funding availability.

Service Revenue.  Total service revenue for fiscal year 2014 was $23.3 million, a decrease of approximately $1.7 million, or 7.0%, from  $25.0 million in fiscal year 2013.  Video solutions service revenue decreased by $1.9 million, or 12.0%, in fiscal year 2014, compared to the prior fiscal year.  This decrease was partly due to the completion of a MDI managed service contract that we completed during mid-year of our fiscal year 2014 and that was not renewed, resulting in a $0.7 million decrease in video solutions services revenue.  Also, during our fiscal year 2014, our video solutions maintenance revenue decreased by $1.0 million, compared to our fiscal year 2013.  During our fiscal year 2014, a customer that accounted for approximately 5.4% and 6.4% of our service revenues during the current and prior fiscal years, respectively, indicated that it was winding down its purchase of maintenance services from us.  Our loss of maintenance revenue from this customer accounted for $0.4 million of the decrease in maintenance service revenue in our fiscal year 2014, compared to our fiscal year 2013.  In the event that we are not able to replace this revenue with new customer revenue and other service revenues going forward, our service revenue will be impacted in the future.  The remaining decrease in maintenance revenue was primarily attributable to a large customer transitioning to a lower level of maintenance for which we charge a lower rate.

Offsetting the decrease in video solutions service revenue, real-time service revenue for fiscal year 2014 increased by $0.2 million, or 2.1%, compared to the prior fiscal year. This increase resulted from new maintenance contracts on new product sales increasing at a higher rate than our declining maintenance revenue from real-time legacy systems that customers are removing from service after many years of operation.

Product Gross Margin.  Product gross margin was $27.5 million in fiscal year 2014, an increase of approximately $5.5 million, or 24.7%, from $22.0 million in fiscal year 2013.  Product gross margin was 57.4% of product revenue for both fiscal years 2014 and 2013.   Product margins increased in terms of dollars due to the increase in revenue in fiscal year 2014, as compared to our fiscal year 2013.  Product margins remained consistent during fiscal year 2014, compared to the prior fiscal year, despite a change in the geographic mix of customers.  We typically experience lower product margins in our European market and we generated 15.9% of our product revenue from customers in Europe during fiscal year 2014, compared with 7.0% of our product revenue in the prior fiscal year.   However, our mix of product sales in North America was more heavily weighted to higher margin custom products in fiscal year 2014, relative to fiscal year 2013, offsetting our lower product margins in Europe.

Service Gross Margin.  Service gross margin was $12.9 million in fiscal year 2014, a decrease of approximately $1.9 million, or 12.7%, from $14.8 million in fiscal year 2013.  Gross margin on service revenue decreased to 55.5% of service revenue for fiscal year 2014 from 59.1% of service revenue for fiscal year 2013.   The decrease in service margin as a percentage of service revenue was primarily due to the $0.1 million, or 1.2% increase in service cost of sales in fiscal year 2014, compared to the prior fiscal year, while generating $1.9 million less service revenue.  The increase in service cost of sales resulted from additional personnel costs in fiscal year 2014 to support 1) our focus on generating additional professional services revenue, and 2) the change in our customer geography and mix requiring additional support.

Sales and Marketing. Sales and marketing expenses remained flat at $14.4 million for both fiscal years 2014 and 2013.  During our fiscal year 2014, we incurred an additional $0.2 million of commission expense from higher year over year revenue. We also incurred an additional $0.2 million in sales personnel costs in fiscal year 2014, compared to the prior fiscal year, due to the increase in our sales and sales support presence in Europe.  The offsetting decrease was due to a $0.3 million reduction in overseas expenses resulting from the declining value of foreign currencies on our overseas sales expenses and a $0.1 million decrease in corporate overseas travel expenses, partly due to having a greater local presence in Europe.

Research and Development.  Research and development expenses increased $1.4 million, or 12.2%, to $13.0 million in fiscal year 2014, from approximately $11.6 million in fiscal year 2013.  This increase was due to a $1.1 million increase in personnel costs in fiscal year 2014 resulting from an increase in development personnel to support product and strategic growth initiatives.  Additionally, our research and development expenses increased due to approximately a $0.2 million increase in incentive compensation, as additional development personnel became eligible for incentive compensation that is tied to achievement of certain performance objectives.

General and Administrative.  General and administrative expenses decreased approximately $0.5 million, or 5.9%, to $7.7 million in fiscal year 2014 from $8.2 million in fiscal year 2013.  This decrease was primarily due to a $0.3 million decrease in severance expense from a prior fiscal year reduction in force. This decrease was also due to a $0.2 million reduction in legal and accounting fees in fiscal year 2014, compared to the same period in the prior year.

Gain on Sale of Intellectual Property, Net. In the fourth quarter of our fiscal year 2013, we entered into an agreement to sell certain non-strategic patents and patent applications (collectively known as “intellectual property”) that Concurrent originally acquired in the purchase of Everstream, Inc. (“Everstream”).  We had not and did not expect to use the technology associated with this intellectual property as part of our ongoing or planned operations.  This intellectual property was originally valued at $0 upon our acquisition of Everstream, as there was no identifiable use for these patents at the time of purchase.  On June 28, 2013, we closed on this agreement with the purchaser and the purchaser transferred $2.8 million of cash to us as payment in full for this intellectual property.  As part of the execution of this agreement, we incurred approximately $0.4 million of transaction costs that we have netted against the $2.8 million of gross proceeds in our fiscal year 2013, as these expenses were incurred as a result of the sale, and would not have been incurred otherwise.

Other expense, net.  In fiscal year 2014, we incurred approximately $0.2 million of realized currency translation losses.  In fiscal year 2013, we incurred approximately $0.3 million of realized currency translation losses.  These losses resulted from the impact of the decreasing value of the euro and Japanese yen in both periods, relative to the U.S. dollar, on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our European and Japanese subsidiaries for which the euro and yen are the respective functional currencies.

Provision for Income Taxes.  We recorded a $13.4 million income tax benefit in fiscal year 2014, compared to a $0.4 million income tax provision in fiscal year 2013.  We have been monitoring our recent trend of positive operating results in the U.S. and concluded during the fourth quarter of our fiscal year 2014 that it is now more likely than not that we will realize a portion of our U.S. deferred tax asset.  As a result, we realized a $13.7 million tax benefit related to the release of a portion of our valuation allowance that represents the amount of our U.S. deferred tax asset that we expect to realize in future years. This release is based upon our estimate of U.S. future taxable earnings.  We will continue to evaluate our assumptions each quarter regarding the need for a valuation allowance and will make appropriate adjustments as necessary. See Note 8 for more information.  In the recent past, our U.S. tax provision expense has been limited to the alternative minimum tax amount for federal tax purposes, which approximates 2% of earnings before income taxes, and state taxes in various jurisdictions.  However, as a result of our non-cash valuation allowance release during our fiscal year ended June 30, 2014, we expect our U.S. tax provision expense in future periods to be at a higher effective tax rate, which will reduce our net income (or loss) and earnings (or loss) per share, by a greater amount than it has in the past.  The higher effective tax rates and tax provisions will result in non-cash income tax expense in the future, as we will be able to utilize net operating losses to offset future cash taxes into the foreseeable future.

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

We have net operating loss carryforwards available to offset taxable income in the U.S. and in many of the foreign locations in which we operate, but do not have net operating loss carryforwards available to offset taxable income in Japan.  Our deferred tax benefit recorded during our fiscal year 2014 was partially offset by $0.5 million of current tax provisions recorded primarily in the U.S. and Japan during our fiscal year 2014.  Tax provisions recorded in the U.S. and Japan during both fiscal year ends was attributable to alternative minimum tax recorded in the U.S. and income tax provision recorded by our subsidiary in Japan as a result of its pretax income recorded during the period.

Net Income (Loss).  Net income for fiscal year 2014 was $18.5 million, or $2.08 per basic and $2.04 per diluted share, compared to a net income for fiscal year 2013 of $4.2 million, or $0.49 per basic and $0.48 per diluted share.

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

Product Revenue.  Total product revenue for fiscal year 2013 was approximately $38.4 million, an increase of approximately $3.4 million, or 9.8%, from approximately $35.0 million in fiscal year 2012.  The increase in product revenue resulted primarily from the $2.5 million, or 17.1%, increase in real-time product revenue in fiscal year 2013, compared to the prior year. The increase in real-time product revenue resulted from our increasing volume of both iHawk and ImaGen system sales to defense contractors and the U.S. government during fiscal year 2013.  Real-time product orders from defense contractors and the government tend to vary by quarter and year, and are dependent upon government initiatives and funding availability.

Additionally, video solutions product revenue increased $0.9 million, or 4.4%, during fiscal year 2013, compared to the prior fiscal year.  This increase in video solutions product revenue was primarily due to resumption of spending by our two largest U.S. video customers, who made minimal purchases from us in fiscal year 2012, due to irregular spending patterns, coupled with the economic slowdown. This resumption of U.S. customer spending, coupled with increased video system and storage sales volume to customers in Canada that expanded and in some cases replaced existing video systems, resulted in an $8.1 million increase in North American video solutions revenue during fiscal year 2013, compared to the prior fiscal year.  The increase in North American video solutions revenue was mostly offset by a year over year decrease in video solutions revenue from our Asia-Pacific market.  Fiscal year 2013 video solutions product revenue declined by $7.3 million in our Asia-Pacific market primarily due to prior year video system and storage sales to our largest Japanese video solutions customer that did not recur in fiscal year 2013.  This Japanese video solutions customer represented 49.4% of total video solutions product revenue during the fiscal year 2012.  Fluctuation in video solutions product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of our revenue.

Service Revenue.  Total service revenue for fiscal year 2013 was $25.0 million, a decrease of $0.3 million, or 1.1%, from approximately $25.3 million in fiscal year 2012.  Video solutions service revenue increased by $0.3 million in fiscal year 2013, compared to the prior fiscal year due to additional professional services revenue in fiscal year 2013.  Offsetting the increase in video solutions service revenue, real-time service revenue for fiscal year 2013 decreased by $0.6 million, compared to the prior fiscal year. We have experienced a decline in real-time service revenues over the past few years, as our legacy products have been removed from service and, to a lesser extent, from customers purchasing our new products that produce less service revenue.

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

Sales and Marketing. Sales and marketing expenses decreased $1.9 million, or 11.7%, to $14.4 million in fiscal year 2013 from $16.3 million in fiscal year 2012.  Sales and marketing expenses decreased $1.9 million due to lower personnel costs and $0.2 million due to lower severance charges during fiscal year 2013, compared to the prior fiscal year.  Salaries, benefits and severance charges decreased due to reductions in our international workforce and reorganization of our domestic workforce in the latter half of our prior fiscal year to create greater efficiency.  Additionally, we experienced a $0.3 million reduction in costs resulting from the impact of the declining Japanese yen on service costs incurred in Japan in fiscal year 2013, compared to fiscal year 2012.  Partially offsetting these decreasing expenses, we incurred an additional $0.3 million of commission expense in fiscal year 2013 due to higher revenue in the year, and an additional $0.2 million in incentive compensation in fiscal year 2013 due to higher revenue and profitability in the year.

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

General and Administrative.  General and administrative expenses increased approximately $0.8 million, or 11.6%, to $8.2 million in fiscal year 2013 from $7.4 million in fiscal year 2012.  We incurred an additional $0.9 million of incentive compensation expense in fiscal year 2013, compared to fiscal year 2012, due to higher revenue and profitability in fiscal year 2013. Additionally, we incurred an additional $0.3 million in severance from a reduction in force.  Partially offsetting the increase in incentive compensation and severance, we incurred $0.4 million less in salaries, wages and benefits due to a year over year decrease in general and administrative personnel.

Gain on Sale of Intellectual Property, Net. In the fourth quarter of our fiscal year 2013, we entered into an agreement to sell certain non-strategic patents and patent applications (collectively known as “intellectual property”) that Concurrent originally acquired in the purchase of Everstream.  We had not and did not expect to use the technology associated with this intellectual property as part of our ongoing or planned operations.  This intellectual property was originally valued at $0 upon our acquisition of Everstream, as there was no identifiable use for these patents at the time of purchase.  On June 28, 2013, we closed on this agreement with the purchaser and the purchaser transferred $2.8 million of cash to us as payment in full for this intellectual property.  As part of the execution of this agreement, we incurred approximately $0.4 million of transaction costs that we have netted against the $2.8 million of gross proceeds, as these expenses were incurred as a result of the sale, and would not have been incurred otherwise.

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

Provision for Income Taxes.  We recorded a $0.4 million income tax provision in fiscal year 2013, compared to $0.7 million in fiscal year 2012.  We have net operating loss carryforwards available to offset taxable income in the U.S. and in many of the foreign locations in which we operate, but do not have net operating loss carryforwards available to offset taxable income in Japan.  Our tax provision recorded in fiscal year 2013 was attributable to alternative minimum tax and state taxes recorded in the U.S. and income tax provision recorded by our subsidiary in Japan as a result of its pretax income recorded during the year.  Our tax provision recorded during the prior fiscal year was primarily attributable to the income tax provision recorded by our subsidiary in Japan as a result of its pretax income recorded during the prior year. As of June 30, 2013, we had established a full valuation allowance for deferred tax assets attributable to our net operating loss carryforwards, as we determined that it was more likely than not that such deferred tax assets will not be realized as of that date.

Net Income (Loss).  Net income for fiscal year 2013 was $4.2 million, or $0.49 per basic and $0.48 per diluted share, compared to a net loss for fiscal year 2012 of ($2.9) million, or ($0.34) per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, product and service costs, operating results and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•	our reliance on a small customer base, typically represented by a small number of large, concentrated orders (three customers accounted for 32% of our fiscal year 2014 revenue, and three customers accounted for 31% of our fiscal year 2013 revenue);
•	our video solutions product revenue is subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate;
•	the rate of growth or decline or change in market, if any, of video solutions market expansions and the pace that video service companies implement, upgrade or replace video solutions technology;
•	the impact of the global economic conditions on our business and our customers, including European Union austerity measures;
•	our ability to renew maintenance and support service agreements with customers and retain existing customers;
•	the impact of U.S. government sequestration on our business and our customers;

•	the rate of growth or decline, if any, of deployment of our real-time products;
•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;
•	our future access to capital;
•	our ability to manage expenses consistent with the rate of growth or decline in our markets;
•	ongoing cost control actions and expenses, including capital expenditures;
•	the margins on our product and service sales;
•	timing of product shipments, which typically occur during the last month of the quarter;
•	the impact of delays of product acceptance from our customers;
•	the percentage of sales derived from outside the U.S. where there are generally longer accounts receivable collection cycles;
•	the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital;
•	the rate of growth or decline, if any, of sales to the government and government related entities; and
•	the use of cash to pay quarterly and special dividends.

Uses and Sources of Cash

We generated $6.8 million of cash from operating activities during fiscal year 2014 compared to generating $4.9 million of cash during fiscal year 2013.  We used $1.6 million of cash during fiscal year 2012.  Operating cash flows in both fiscal years 2014 and 2013 were primarily generated by operating profits during the period.  Operating cash outflow in fiscal year 2012 was primarily attributable to the timing of payment of our outstanding trade payables.

In our fiscal year 2013, we entered into an agreement to sell certain non-strategic patents and patent applications that we originally acquired in the purchase of Everstream.  We had not and did not expect to use the technology associated with this intellectual property as part of our ongoing or planned operations.  This intellectual property was originally valued at $0 upon our acquisition of Everstream.  On June 28, 2013, we closed on this agreement with the purchaser and the purchaser transferred $2.8 million of cash to us as payment in full for this intellectual property.  As part of the execution of this agreement, we incurred approximately $0.4 million of commissions and legal fees that we have netted against the gross proceeds, as these expenses were incurred as a result of the sale, and would not have been incurred otherwise.

We invested $1.9 million in property, plant and equipment during fiscal year 2014 compared to $1.4 million and $2.0 million in fiscal years 2013 and 2012, respectively.  Capital additions during each of these periods were primarily related to: 1) development and test equipment for our development group, 2) demonstration systems used by our sales and marketing group, and 3) facilities improvements.

We paid four quarterly cash dividends, each for $0.12 per share, during our fiscal year 2014.  During our fiscal year 2013, we paid four $0.06 per share cash dividends, one $0.12 per share cash dividend, and a $0.50 per share special dividend.  We intend to pay a regular quarterly cash dividend on our common shares subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant.  We believe that a portion of our dividends may be treated as a return of capital to stockholders, rather than dividend income, as we believe dividend payments may exceed our cumulative earnings and profits.

We paid $0.1 million for the repurchase and retirement of shares to settle minimum tax withholdings for employees whose restricted stock awards released during our fiscal year 2014.  The tax settlement method was limited to a short period of time and we do not anticipate any additional repurchases of stock for this purpose.

Our credit line with Silicon Valley Bank expired on December 31, 2013.  We did not draw against the Revolver in the past three years and therefore allowed it to expire. We are currently evaluating whether or not to enter into a new credit arrangement, but based upon our existing cash balances, historical cash usage, and anticipated operating cash flow in the near term, we believe that existing cash balances will be sufficient to meet our anticipated working capital, capital expenditure requirements and any dividend payments for at least the next twelve months.  We are no longer subject to any covenants.

At June 30, 2014, we had working capital (current assets less current liabilities) of $29.9 million, including cash and cash equivalents of approximately $28.1 million, and had no material commitments for capital expenditures.  At June 30, 2013, we had working capital of $27.7 million, including cash and cash equivalents of approximately $27.9 million.  At June 30, 2012, we had working capital of $29.4 million, including cash, cash equivalents, and short-term investments of approximately $29.6 million.  As of June 30, 2014, approximately $2.7 million, or 9.5% of our cash is in foreign accounts and there is no expectation that any foreign cash would need to be transferred from these foreign accounts to cover operations in the next 12 months.  Based upon our existing cash balances and short-term investments, historical cash usage, and anticipated operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital, dividend payments and capital expenditure requirements for at least the next 12 months.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2014:

	Payments Due By Fiscal Year
	(Dollars in thousands)

Contractual Obligations	Total	2015	2016-2017	2018-2019	2020-2024
Operating leases	$3,938	$1,913	$2,016	$9	$-
Pension plan	3,081	289	630	633	1,529
Total	$7,019	$2,202	$2,646	$642	$1,529

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In February 2013, the FASB issued ASU No. 2013-2, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, providing on disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”).  This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance was effective for us beginning July 1, 2013. Other than requiring additional disclosures, this guidance did not have a material impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830) which provides guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance was effective for us beginning July 1, 2014 and will not have a material impact on our financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This amendment requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss or a tax credit carryforward, unless certain conditions exist. This guidance is effective prospectively for annual reporting periods (and the interim periods within) beginning after December 15, 2013. Early adoption and retrospective application are permitted. The new guidance was effective for us beginning July 1, 2014 and will not have a material impact on our financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning July 1, 2017 and early adoption is not permitted. We anticipate this standard may have a material impact, and we are currently evaluating the impact this standard will have on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. This update affects reporting entities that grant their employees share-based payments in which the terms of the award stipulate that a performance target that affects vesting could be achieved after the requisite service period.  The new standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The new standard will be effective for us for us beginning July 1, 2015, and early adoption is permitted.  We expect adoption will not have a material impact on our financial condition, results of operations or cash flows.

Cautionary Statements Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this quarterly report may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, new market growth, payment of dividends, ability to utilize our net deferred tax assets, and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, the impact of our video solutions strategy on our business, the impact of our tax valuation allowance release on future income tax provisions and income taxes paid, expected level of capital additions, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash, the impact of litigation and the payment of dividends.  These statements are based on beliefs and assumptions of our management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: the potential consolidation of the markets that we serve, U.S. government sequestration; European austerity measures; delays or cancellations of customer orders; non-renewal of maintenance and support service agreements with customers; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; margins of video solutions business to capture new business; fluctuations and timing of large video solutions orders; doing business in the People’s Republic of China; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  the impact of reductions in force on our operations; rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provide by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of competition on the pricing of video solutions products; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new video solutions; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macroeconomic environment; continuing unevenness of the global economic recovery; privacy concerns over data collection; our ability to utilize net operating losses to offset cash taxes in the event of an ownership change as defined by the Internal Revenue Service; earthquakes, tsunamis, floods and other natural disasters in areas in which our customers and suppliers operate; and the availability of debt or equity financing to support our liquidity needs.

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

Evaluation of Controls and Procedures

We conducted an evaluation as of June 30, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework” issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of June 30, 2014.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm in accordance with recent amendments to Section 404 of the Sarbanes-Oxley Act of 2002 pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us to provide only management’s report in this Annual Report on Form 10-K.

Remediation of Previously Reported Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For the year ended June 30, 2013, it was concluded that a material weakness existed in our internal control over financial reporting related to the preparation and review of our consolidated statements of cash flows.  Specifically, we initially had an error related to our determination of the cash flow classification of the proceeds from the one-time intellectual property sale that occurred in June 2013.  As the error was corrected prior to any public disclosure or filing of our results for the year ended June 30, 2013, there was no misstatement in our financial statements that were included in our previously filed Form 10-K.  In response to the material weakness in internal controls described above, during the twelve months ended June 30, 2014, we began to include as part of our financial reporting review process, a more thorough examination of the financial reporting impact of new and unusual transactions or accounting issues on all of our financial statements, as well as implementing additional review procedures over our statements of cash flows.  Based on the measures taken and implemented, management has tested the newly implemented control activities and found them to be effective and has concluded that the material weakness described above has been remediated as of June 30, 2014.

Changes in Internal Control

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding the Registrant’s executive officers is located in Item 4A of this Form 10-K.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors” in the Registrant's Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on October 22, 2014 (“Registrant's 2014 Proxy Statement”).

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant's 2014 Proxy Statement.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors – Corporate Governance and Committees of the Board of Directors” in the Registrant’s 2014 Proxy Statement.

Item 11.	Executive Compensation.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Compensation Discussion and Analysis” (Other than the Compensation Committee Report) and “Compensation of Directors” in the Registrant's 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions “Common Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in Registrant's 2014 Proxy Statement.

The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Registrant herein incorporates by reference in this Form 10-K certain information under the caption “Certain Relationships and Related Party Transactions” in Registrant’s 2014 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The registrant hereby incorporates by reference in this Form 10-K certain information under the caption “Principal Accountant Fees and Services” in Registrant’s 2014 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1)	Financial Statements Filed As Part of This Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2014 and 2013

Consolidated Statements of Operations for each of the three years in the period ended June 30, 2014

Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended June 30, 2014

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for each of the three years in the period ended June 30, 2014

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2014

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, is not applicable, material or required.

(3)	Exhibits

Exhibit	Description of Document

3.1	--Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	--Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	--Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	--Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	--Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	--Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	--Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	--Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.1	--Schedule of Officers who have entered into the Form Indemnification Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.2	--1991 Restated Stock Option Plan (as amended as of October 26, 2000) (incorporated by reference Exhibit A to the Registrant’s Proxy Statement dated September 18, 2000).

10.3	--Richard Rifenburgh Non-Qualified Stock Option Plan and Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-82686)).

10.4	--Concurrent Computer Corporation 2001 Stock Option Plan (incorporated by reference to Annex II to the Registrant’s Proxy Statement dated September 19, 2001).

10.5	--Concurrent Computer Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-125974)).

10.6	--Form of Option Agreement with Transfer Restrictions (incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 24, 2005).

10.7	--Form of Incentive Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-45871)).

10.8	--Form of Non-Qualified Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

10.9	--Consulting Services Agreement among the Company, TechCFO and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.10	--Indemnification Agreement between the Company and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.11	--Amended and Restated Employment Agreement between Concurrent Computer Corporation and Dan Mondor dated October 4, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 4, 2010 (No. 000-13150)).

10.12	--Employment Agreement, dated August 1, 2008, between Concurrent Computer Corporation and Emory O. Berry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2008 (No. 001-13150)).

10.13	--Concurrent Computer Corporation 2011 Stock Incentive Plan (incorporated by reference to Annex I to the Registrant’s Proxy Statement dated September 12, 2011).

10.14	-- Board Representation and Standstill Agreement, dated July 23, 2012, among Concurrent Computer Corporation, Singer Children’s Management Trust, Lloyd I. Miller, III, Robert M. Pons, Dilip Singh and certain other parties (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 23, 2012 (No. 000-13150)).

21.1*	--List of Subsidiaries.

23.1*	--Consent of Deloitte & Touche LLP.

31.1*	--Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	--Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	--Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	--Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Included herewith.

CONCURRENT COMPUTER CORPORATION
ANNUAL REPORT ON FORM 10-K

Item 8
Consolidated Financial Statements and Supplementary Data
Year Ended June 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Concurrent Computer Corporation:

We have audited the accompanying consolidated balance sheets of Concurrent Computer Corporation and subsidiaries (the "Company") as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2014.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Concurrent Computer Corporation and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
August 27, 2014

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$28,074	$27,927
Accounts receivable, less allowance for doubtful accounts $78 and $70	11,355	10,701
Inventories, net	3,272	2,844
Deferred income taxes – current, net	1,458	618
Prepaid expenses and other current assets	804	1,706
Total current assets	44,963	43,796

Property, plant and equipment, net	3,081	3,102
Intangible assets, net	476	834
Deferred income taxes, net	13,231	137
Other long-term assets, net	635	600
Total assets	$62,386	$48,469

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,591	$7,671
Deferred revenue	7,441	8,383
Total current liabilities	15,032	16,054

Long-term liabilities:
Deferred revenue	1,400	1,924
Pension liability	3,566	2,901
Other	1,934	1,805
Total liabilities	21,932	22,684

Commitments and contingencies (Note 17)

Stockholders' equity:
Shares of series preferred stock, par value $.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $.01; 14,000,000 authorized;8,996,655 and 8,807,766 issued and outstanding at June 30, 2014and 2013, respectively	90	88
Capital in excess of par value	209,711	208,677
Accumulated deficit	(169,001)	(183,085)
Treasury stock, at cost; 37,788 shares	(255)	(255)
Accumulated other comprehensive income	(91)	360
Total stockholders' equity	40,454	25,785

Total liabilities and stockholders' equity	$62,386	$48,469

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended June 30,
	2014	2013	2012
Revenues:
Product	$47,893	$38,414	$34,981
Service	23,278	25,030	25,316
Total revenues	71,171	63,444	60,297
Cost of sales:
Product	20,402	16,374	13,706
Service	10,356	10,233	11,854
Total cost of sales	30,758	26,607	25,560
Gross margin	40,413	36,837	34,737
Operating expenses:
Sales and marketing	14,350	14,358	16,257
Research and development	13,019	11,599	13,153
General and administrative	7,744	8,226	7,373
Gain on sale of intellectual property, net	-	(2,381)	-
Total operating expenses	35,113	31,802	36,783
Operating income (loss)	5,300	5,035	(2,046)

Interest income	27	36	110
Interest expense	(42)	(66)	(73)
Other expense, net	(188)	(388)	(227)
Income (loss) before income taxes	5,097	4,617	(2,236)

(Benefit) provision for income taxes	(13,408)	369	651
Net income (loss)	$18,505	$4,248	$(2,887)
Net income (loss) per share
Basic	$2.08	$0.49	$(0.34)
Diluted	$2.04	$0.48	$(0.34)
Weighted average shares outstanding - basic	8,911	8,736	8,602
Weighted average shares outstanding - diluted	9,086	8,910	8,602
Cash dividends declared per common share	$0.48	$0.86	$-

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended June 30,
	2014	2013	2012
Net income (loss)	$18,505	$4,248	$(2,887)

Other comprehensive income (loss) on investment
Foreign currency translation adjustment	22	(325)	379
Unrealized gain/(loss) on investment	-	-	2
Pension and post-retirement benefits, net of tax	(473)	(174)	(583)
Other comprehensive loss	(451)	(499)	(202)
Comprehensive income (loss)	$18,054	$3,749	$(3,089)

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY
(In thousands, except share amounts)
For each of the three years in the period ended June 30, 2014

					Accumulated
	Common Stock		Capital In		Other
		Par	Excess Of	Accumulated	Comprehensive	Treasury Stock
	Shares	Value	Par Value	Deficit	Income (Loss)	Shares	Cost	Total

Balance at June 30, 2011	8,481,643	$85	$207,116	$(176,528)	$1,061	(37,788)	$(255)	$31,479
Share-based compensation expense			716					716
Lapse of restriction on restricted stock	219,146	2	(2)					-
Other comprehensive income (loss), net of taxes:
Net loss				(2,887)				(2,887)
Foreign currency translation adjustment					379			379
Unrealized gains/(loss) on investment					2			2
Pension plan					(583)			(583)
Total comprehensive loss								(3,089)
Balance at June 30, 2012	8,700,789	$87	$207,830	$(179,415)	$859	(37,788)	$(255)	$29,106
Dividends declared				(7,944)				(7,944)
Dividends forfeited with restricted stock forfeitures				26				26
Share-based compensation expense			848					848
Lapse of restriction on restricted stock	106,977	1	(1)					-
Other comprehensive income (loss), net of taxes:
Net income				4,248				4,248
Foreign currency translation adjustment					(325)			(325)
Pension plan					(174)			(174)
Total comprehensive income								3,749
Balance at June 30, 2013	8,807,766	$88	$208,677	$(183,085)	$360	(37,788)	$(255)	$25,785
Dividends declared				(4,442)				(4,442)
Dividends forfeited with restricted stock forfeitures				63				63
Share-based compensation expense			1,130					1,130
Lapse of restriction on restricted stock	206,121	2	(2)					-
Repurchase of shares to satisfy minimum tax withholdings on restricted stock releases	(17,232)		(94)	(42)				(136)
Other comprehensive income (loss), net of taxes:
Net income				18,505				18,505
Foreign currency translation adjustment					22			22
Pension plan					(473)			(473)
Total comprehensive income								18,054
Balance at June 30, 2014	8,996,655	$90	$209,711	$(169,001)	$(91)	(37,788)	$(255)	$40,454

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2014	2013	2012

Cash flows provided by (used in) operating activities:
Net income (loss)	$18,505	$4,248	$(2,887)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,322	3,158	3,714
Share-based compensation	1,130	848	716
Non-cash accretion expense	-	4	93
Deferred income taxes, net	(13,954)	1	(70)
Other non-cash expenses	310	607	311
Gain on sale of intellectual property, net	-	(2,381)	-
Decrease (increase) in assets:
Accounts receivable	(674)	(1,976)	(708)
Inventories	(461)	593	(25)
Prepaid expenses and other current assets, net	902	(341)	(146)
Other long-term assets, net	(59)	236	499
Increase (decrease) in liabilities:
Accounts payable and accrued expenses, net	(78)	1,262	(1,649)
Deferred revenue	(1,466)	(1,331)	(1,283)
Long-term liabilities, net	291	(4)	(140)
Net cash provided by (used in) operating activities	6,768	4,924	(1,575)

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(1,900)	(1,447)	(1,977)
Proceeds from sale of intellectual property	-	2,750	-
Proceeds from sale or maturity of short-term investments	-	-	7,634
Purchase of short-term investments	-	-	(2,226)
Net cash (used in) provided by investing activities	(1,900)	1,303	3,431

Cash flows provided by (used in) financing activities:
Dividends paid	(4,471)	(7,542)	-
Repurchase of shares to satisfy tax withholdings	(136)	-	-
Net cash used in financing activities	(4,607)	(7,542)	-

Effect of exchange rates on cash and cash equivalents	(114)	(371)	(57)

Increase in cash and cash equivalents	147	(1,686)	1,799
Cash and cash equivalents - beginning of year	27,927	29,613	27,814
Cash and cash equivalents - end of year	$28,074	$27,927	$29,613

Cash paid during the period for:
Interest	$25	$27	$28
Income taxes (net of refunds)	$(90)	$880	$908

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview of the Business

We provide software, hardware and professional services for the video solutions market and the high-performance, real-time market.  Our business is comprised of two segments for financial reporting purposes, products and services, which we provide for each of these markets.

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

Smaller Reporting Company

We meet the Securities and Exchange Commission’s (“SEC’s”) definition of a “Smaller Reporting Company,”  and therefore qualify for the SEC’s reduced disclosure requirements for smaller reporting companies.

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

Losses on foreign currency transactions of $257,000, $348,000, and $116,000 for the years ended June 30, 2014, 2013 and 2012, respectively, are included in “Other expense, net” in the Consolidated Statements of Operations.

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

Our standard multiple-element contractual arrangements with our customers generally include the delivery of systems with multiple components of hardware and software, certain professional services that typically involve installation and consulting, and ongoing systems maintenance.  Product revenue is generally recognized when the product is delivered.  Professional services that are of a consultative nature may take place before, or after, delivery of the system, and installation services typically occur within 90 days after delivery of the system.  Professional services revenue is typically recognized as the services are performed.  Initial maintenance begins after delivery of the system and typically is provided for one to three years after delivery. Maintenance revenue is recognized ratably over the maintenance period. Our product sales are predominantly system sales whereby software and hardware function together to deliver the essential functionality of the combined product.  Upon our adoption of ASU 2009-14 on July 1, 2010, sales of these systems were determined to typically be outside of the scope of the software revenue guidance in Topic 985 (previously included in SOP 97-2) and are accounted for under ASU 2009-13.

Our sales model for media data intelligence (“MDI”) products includes the option for customers to purchase a perpetual license, a term license, or software as a service. Customers also have the option to purchase maintenance or managed services with their license.  Revenue from these sales generally is recognized over the term of the various customer arrangements.  Professional services attributable to implementation of our MDI products or managed services are essential to the customers’ use of these products and services.  We defer commencement of revenue recognition for the entire arrangement until we have delivered the essential professional services or have made a determination that the remaining professional services are no longer essential to the customer.  We recognize revenue for managed services and software-as-a-service arrangements once we commence providing the managed or software services and recognize the service revenue ratably over the term of the various customer contracts.  In circumstances whereby we sell a term or perpetual license and maintenance or managed services, we commence revenue recognition after both the software and service are made available to the customer and recognize the revenue from the entire arrangement ratably over the longer of the term license or service period, because we do not have vendor specific objective evidence (“VSOE”) for our term licenses, maintenance, or managed services for MDI solutions.

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

As a result of the adoption of ASU 2009-13, we allocate revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, third party evidence (“TPE”), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available. We have typically been able to establish VSOE of fair value for our maintenance and services. We determine VSOE of fair value for professional services and maintenance by examining the population of selling prices for the same or similar services when sold separately, and determining that the pricing population for each VSOE classification is within a very narrow range of the median selling price.  For each element, we evaluate at least annually whether or not we have maintained VSOE of fair value based on our review of the actual selling price of each element over the previous 12 month period.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Our product deliverables are typically complete systems comprised of numerous hardware and software components that operate together to provide essential functionality, and we are typically unable to establish VSOE or TPE of fair value for our products.  Due to the custom nature of our products, we must determine ESP at the individual component level whereby our ESP for the total system is determined based on the sum of the individual components.  ESP for components of our real-time products is typically based upon list price, which is representative of our actual selling price.  ESP for components of our video solutions products is based upon our most frequent selling price (“mode”) of standalone and bundled sales, based upon a 12 month historical analysis.  If a mode selling price is not available, then ESP will be the median selling price of all such component sales based upon a 12 month historical analysis, unless facts and circumstances indicate that another selling price, other than the mode or median selling price, is more representative of our ESP.  Our methodology for determining ESP requires judgment, and any changes to pricing practices, the costs incurred to integrate products, the nature of our relationships with our customers, and market trends could cause variability in our ESP or cause us to re-evaluate our methodology for determining ESP.  We update our analysis of mode and median selling price at least annually, unless facts and circumstances indicate that more frequent analysis is required.

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

Deferred Revenue

Deferred revenue consists of billings for maintenance contracts and for products that are pending completion of the revenue recognition process.  Maintenance revenue, whether bundled with the product or priced separately, is recognized ratably over the maintenance period.  For contracts extending beyond one year, deferred revenue related to the contract period extending beyond 12 months is classified among long-term liabilities.

Defined Benefit Pension Plan

We maintain defined benefit pension plans (the “Pension Plan”) for a number of former employees (“participants”) of our German subsidiary.  In 1998 the pension plan was closed to new employees and no existing employees are eligible to participate, as all eligible participants are no longer employed by Concurrent.  The Pension Plan provides benefits to be paid to all participants at retirement based primarily on years of service with Concurrent and compensation rates in effect near retirement. Our policy is to fund benefits attributed to participants’ services to date as well as service expected to be earned in the future.  The determination of our Pension Plan benefit obligation and expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts.  Those assumptions include, among others, the weighted average discount rate, the weighted average expected rate of return on plan assets and the weighted average rate of compensation increase.  To the extent that these assumptions change, our future benefit obligation and net periodic pension expense may be positively or negatively impacted.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Capitalized Software

We account for software development costs in accordance with ASC 985-20.  Under ASC 985-20, the costs associated with software development are required to be capitalized after technological feasibility has been established.  We cease capitalization upon the achievement of customer availability.  Costs incurred by us between technological feasibility and the point at which the products are ready for market are generally insignificant and as a result we had minimal software development costs capitalized at June 30, 2014 and 2013.

Research and Development

Research and development expenditures are expensed as incurred.

Basic and Diluted Net (Loss) Income per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each year.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Common share equivalents of 111,000, 232,000, and 502,000 for the years ended June 30, 2014, 2013 and 2012, respectively, were excluded from the calculation as their effect was anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share for the periods indicated:

	Year Ended June 30,
(Dollars and share data in thousands, except per share amounts)	2014	2013	2012

Basic and diluted EPS calculation:
Net income (loss)	$18,505	$4,248	$(2,887)

Basic weighted average number of shares outstanding	8,911	8,736	8,602
Effect of dilutive securities:
Employee stock options	14	-	-
Restricted shares	161	174	-
Diluted weighted average number of shares outstanding	9,086	8,910	8,602

Basic EPS	$2.08	$0.49	$(0.34)

Diluted EPS	$2.04	$0.48	$(0.34)

Valuation of Long-Lived Assets

We evaluate the recoverability of long-lived assets, other than indefinite lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and fair value based on discounted cash flows.  As a result of these evaluations, we have not recorded any impairment losses related to long-lived assets, for any of the years ending June 30, 2014, 2013 and 2012.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) requires certain disclosures around fair value and establishes a fair value hierarchy for valuation inputs.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety.  These levels are:

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2014 are as follows (in thousands):

	As of June 30, 2014 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$18,037	$18,037	$-	$-
Money market funds	10,037	10,037	-	-
Cash and cash equivalents	$28,074	$28,074	$-	$-

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2013 are as follows (in thousands):

	As of June 30, 2013 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$17,895	$17,895	$-	$-
Money market funds	10,032	10,032	-	-
Cash and cash equivalents	$27,927	$27,927	$-	$-

Income Taxes

Concurrent and its domestic subsidiaries file a consolidated federal income tax return.  All foreign subsidiaries file individual or consolidated tax returns pursuant to local tax laws.  We follow the asset and liability method of accounting for income taxes.  Under the asset and liability method, a deferred tax asset or liability is recognized for temporary differences between financial reporting and income tax basis of assets and liabilities, tax credit carryforwards and operating loss carryforwards.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that such deferred tax assets will not be realized.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Refer to Note 11 for assumptions used in calculation of fair value.  Total compensation cost of restricted stock awards issued, but not yet vested as of June 30, 2014 is $668,762, which is expected to be recognized over the weighted average period of 1.5 years.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

3.	Recent Accounting Guidance

Recently Adopted Accounting Guidance

In February 2013, the FASB issued ASU No. 2013-2, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, providing on disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”).  This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance was effective for us beginning July 1, 2013. Other than requiring additional disclosures, this guidance did not have a material impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830) which provides guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance was effective for us beginning July 1, 2014 and will not have a material impact on our financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This amendment requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss or a tax credit carryforward, unless certain conditions exist. This guidance is effective prospectively for annual reporting periods (and the interim periods within) beginning after December 15, 2013. Early adoption and retrospective application are permitted. The new guidance was effective for us beginning July 1, 2014 and will not have a material impact on our financial statements.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning July 1, 2017 and early adoption is not permitted. We anticipate this standard may have a material impact, and we are currently evaluating the impact this standard will have on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. This update affects reporting entities that grant their employees share-based payments in which the terms of the award stipulate that a performance target that affects vesting could be achieved after the requisite service period.  The new standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The new standard will be effective for us for us beginning July 1, 2015, and early adoption is permitted.  We expect adoption will not have a material impact on our financial condition, results of operations or cash flows.

4.	Inventories

Inventories consist of the following:

	June 30,
	2014	2013
	(Dollars in thousands)

Raw materials	$1,265	$1,091
Work-in-process	319	298
Finished goods	1,688	1,455
	$3,272	$2,844

5.	Property and Equipment, net

Property and equipment consist of the following:

	June 30,
	2014	2013
	(Dollars in thousands)

Leasehold improvements	$2,807	$2,641
Machinery, equipment and customer support spares	18,085	17,763
	20,892	20,404
Less: Accumulated depreciation	(17,811)	(17,302)
	$3,081	$3,102

For the years ended June 30, 2014, 2013 and 2012, depreciation expense for property and equipment amounted to $1,941,000, $2,254,000, and $2,811,000, respectively.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

We recorded an asset for leasehold improvements and a corresponding liability for the present value of the estimated asset retirement obligation associated with the lease restoration costs at some of our international locations.  The asset was depreciated over the expected life of the corresponding lease and has a net book value of $0 as of both June 30, 2014 and June 30, 2013, while the liability continues to accrete to the amount of the estimated retirement obligation.  Expense associated with accretion of the obligation is recorded to operating expenses.  The changes to the asset retirement obligation associated with lease restoration costs are as follows (in thousands):

Asset retirement obligation, June 30, 2013	$428
Accretion of asset retirement obligation	1
Payment of restoration costs	(6)
Impact of foreign exchange rates	(10)
Asset retirement obligation, June 30, 2014	$413

6.	Intangibles

Intangible assets consist of the following (in thousands):

	Weighted Average Remaining Useful Life	June 30, 2014	June 30, 2013
Cost of amortizable intangibles:
Purchased technology	0.0 years	$7,700	$7,700
Customer relationships	2.3 years	1,900	1,900
Patents	12.9 years	101	78
Total cost of intangibles		9,701	9,678
Less accumulated amortization:
Purchased technology		(7,700)	(7,497)
Customer relationships		(1,506)	(1,334)
Patents		(19)	(13)
Total accumulated amortization		(9,225)	(8,844)

Total intangible assets, net		$476	$834

We recorded $381,000, $904,000, and $904,000 of amortization expense during each of the years ended June 30, 2014, 2013 and 2012, respectively.  The estimated amortization expense related to intangible assets for the next five fiscal years is (in thousands):

Fiscal year:
2015	$181
2016	181
2017	56
2018	7
2019	7
$432

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,
	2014	2013
	(Dollars in thousands)

Accounts payable, trade	$1,838	$2,075
Accrued payroll, vacation and other employee expenses	4,331	4,298
Accrued income taxes	221	130
Dividend payable	67	94
Other accrued expenses	1,134	1,074
	$7,591	$7,671

8.	Income Taxes

Concurrent and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 1999.

The domestic and foreign components of income (loss) before provision for income taxes are as follows:

	Year ended June 30,
	2014	2013	2012
	(Dollars in thousands)
United States	$3,930	$4,979	$(2,406)
Foreign	1,167	(362)	170
	$5,097	$4,617	$(2,236)

The components of the provision for income taxes are as follows:

	Year ended June 30,
	2014	2013	2012
	(Dollars in thousands)
Current:
Federal	$78	$128	$20
State	28	151	(11)
Foreign	438	90	707
Total	544	369	716

Deferred:
Federal	(12,338)	-	-
State	(1,361)	-	-
Foreign	(253)	-	(65)
Total	(13,952)	-	(65)

Total	$(13,408)	$369	$651

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

A reconciliation of the income tax expense (benefit) computed using the federal statutory income tax rate to our provision for income taxes is as follows:

	Year ended June 30,
	2014	2013	2012
	(Dollars in thousands)

Income (loss) before provision for income taxes	$5,097	$4,617	$(2,236)
Provision (benefit) at Federal statutory rate	1,733	1,570	(760)
Change in valuation allowance	(15,859)	(5,444)	452
Permanent differences	350	22	82
Net operating loss expiration and true-up	13	4,801	700
Change in state tax rates	(21)	-	-
Change in foreign tax rates	43	-	49
Change in uncertain tax positions	21	16	(313)
UK refundable research and development tax credits	-	-	281
Foreign rate differential	(40)	23	175
State and foreign tax expense	145	194	(5)
Stock option classification change due to repricing	-	(653)	-
Other	207	(160)	(10)
Provision for income taxes	$(13,408)	$369	$651

As of June 30, 2014 and 2013, our deferred tax assets and liabilities were comprised of the following:

	June 30,
	2014	2013
	(Dollars in thousands)

Deferred tax assets related to:
U.S. and foreign net operating loss carryforwards	$43,230	$44,123
Book and tax basis differences for property and equipment	563	448
Bad debt, warranty and inventory reserves	707	804
Accrued compensation	944	898
Deferred revenue	596	1,112
U.S. credit carryforwards	549	459
Stock compensation	992	1,245
Other	1,076	1,030
Deferred tax assets	48,657	50,119
Valuation allowance	(33,851)	(49,119)
Total deferred tax assets	14,806	1,000

Deferred tax liabilities related to:
Acquired intangibles	117	245
Total deferred tax liability	117	245

Deferred income taxes, net	$14,689	$755

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The net deferred income tax asset of $14,689,000 is comprised of $1,458,000 of current deferred tax assets, net, and $13,231,000 of non-current deferred tax assets, net.  As of June 30, 2014, we have U.S. federal net operating loss carryforwards (NOLs) of approximately $94,323,000 for income tax purposes, of which none expire in fiscal year 2014, and the remainder expires at various dates through fiscal year 2032.  We completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code on our ability to utilize these NOLs.  The study concluded that we have not had an ownership change in the past three years, and previous studies confirmed that there have been no ownership changes since July 22, 1993.  Therefore, the U.S. federal NOLs will not be subject to limitation under Section 382.

As of June 30, 2014, we have state NOLs of approximately $54,339,000 and foreign NOLs of approximately $32,661,000.  The state NOLs expire between fiscal year 2014 and fiscal year 2032.  The foreign NOLs expire according to the rules of each country, and with the exception of Spain, all have an indefinite carryforward period.  Spanish NOLs will expire between fiscal year 2015 through fiscal year 2023.

We have evaluated our ability to generate future taxable income in all jurisdictions that would allow it to realize the benefit associated with these NOLs.  Based on our best estimate of future taxable income, we do not expect to fully realize the benefit of these NOLs. We expect a significant amount of the U.S. losses to expire without utilization, resulting in a valuation allowance in the U.S. on this portion of the deferred tax assets.  We expect the U.K. losses to be fully realized based on a fiscal year 2014 tax law change regarding the treatment of research and development benefits, so we have fully released the valuation allowance placed on these losses in prior periods.  We do not expect to realize the benefit of our NOLs in other international jurisdictions due to cumulative accounting losses, our long history of taxable losses and our uncertainty with respect to generating future taxable income in the near term given our recently completed projections and other inherent uncertainties in our business.  We continue to maintain a full valuation allowance on losses in these other international jurisdictions.

We also have an alternative minimum tax credit for federal purposes of $377,000, which has an indefinite life, and a research and development credit carryforward for federal purposes of $140,000, which has a carryforward period of 20 years and will expire in fiscal years 2025 and 2026.  We do not expect to be able to realize the benefit of the research and development credit carryforward before its expiration, and we maintain a full valuation allowance on this item.

Of the $94,323,000 of aforementioned U.S. federal tax NOLs, $11,000,000 represents acquired NOLs from the Everstream acquisition.  Additionally, we acquired the aforementioned $140,000 in research and development credits in the transaction.  The benefits associated with these Everstream losses and tax credits will likely be limited under Sections 382 and 383 of the Internal Revenue Code as of the date of acquisition.  We have fully offset the deferred tax assets related to these losses and credits with a valuation allowance.  However as the alternative minimum tax credit has an indefinite life, we have released the valuation allowance on this item.

Deferred income taxes have not been provided for undistributed earnings of foreign subsidiaries because of our intent to reinvest them indefinitely in active foreign operations.  Because of the availability of significant U.S. net operating losses, it is not practicable to determine the U.S. income tax liability that would be payable if such earnings were not reinvested indefinitely.  Deferred taxes are provided for the earnings of foreign subsidiaries when it becomes evident that we do not plan to permanently reinvest the earnings into active foreign operations.  As of June 30, 2014, $2,670,000 of the $28,074,000 (on the consolidated balance sheet) of cash and cash equivalents was held by foreign subsidiaries.  As of June 30, 2014, we have both the intent and the ability to permanently reinvest our foreign earnings in our foreign subsidiaries.

The valuation allowances for deferred tax assets as of June 30, 2014 and 2013 were approximately $33,851,000 and $49,119,000, respectively.  The change in the valuation allowance for the year ended June 30, 2014 was a decrease of approximately $15,268,000.  This change was primarily due to a $13,913,000 decrease related to the release of our valuation allowances in both the U.S. and the U.K.  In the U.S. we concluded during our fourth quarter of fiscal year 2014 that it is more likely than not that we will utilize a portion of our domestic deferred tax assets, and released $13,699,000 of our U.S. valuation allowance based on our best estimate of the realizability of those assets.  In the U.K., we released $214,000 of valuation allowance based on a change in U.K. tax law related to research and development benefits that will allow us to fully utilize our deferred tax inventory in the U.K.  This change also resulted from a $1,766,000 decrease due to the use of deferred tax assets during fiscal year 2014, and a $201,000 decrease due to miscellaneous true-ups of prior year deferred tax amounts.  Additionally, there was a $590,000 increase due to exchange rate changes and the effect of unrealized gains/losses, the effect of which was a component of equity, and a $22,000 increase due to a change in foreign tax rates.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Deferred Tax Assets and Related Valuation Allowances

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical and future projected operations along with other positive and negative evidence in assessing if sufficient future taxable income will be generated to use the existing deferred tax assets.  The following summarizes our conclusions on the need for a valuation allowance in each jurisdiction as of June 30, 2014:

U.S.:  As of June 30, 2014, we have realized a three-year cumulative accounting profit in the U.S. adjusted for permanent differences and other non-recurring events, including the 2013 gain on the sale of certain patents, and adjusting for the loss of a long time customer. This three-year period is the standard period by which we initially assess each jurisdiction and is strong objective evidence, whether positive or negative, to be considered in the release or recording of any valuation allowance.  In determining whether or not to release valuation allowance for the U.S. jurisdiction we considered positive evidence including the three year cumulative accounting profit, current projections of future profitability, lack of any significant claims or loss contingencies, and positive cash from operations.  Negative evidence considered includes significant volatility in our operations, history of NOLs expiring unused, concentration of our customer base including the risk that global consolidation in the cable industry, and the loss of a long-time customer in the current year.  Based on our analysis of both positive and negative evidence, we have concluded during fourth quarter of our fiscal year 2014 that it is now more likely than not that we will realize a portion of our U.S. deferred tax asset as the positive objective evidence, including the three-year cumulative accounting gain, outweighed the negative subjective evidence of customer concentration and volatility in our business.  As a result we realized a $13,699,000 tax benefit related to the release of a portion of our valuation allowance against federal and state net operating losses as well as on the aforementioned deferred tax asset related to AMT credit as it has an indefinite life. We did not release the valuation allowance against our research and development credit as it is expected to expire in future years in which we already expect an expiration of federal NOLs.  The amount of valuation allowance released against our net deferred tax assets is based upon our best estimate of future earnings including consideration of a combination of a past historical operating income and future projected income scheduled against the future expected expiration of federal and state NOLs.  We did not perform a full release of valuation allowance as there are still significant NOLs that will expire unused based upon our expectations of future earnings. Before consideration of future earnings, there are $25,570,000 and $18,954,000 of federal NOLs scheduled to expire in 2020 and 2021 respectively in addition to other years through 2032 mentioned above.  Results materially different from our current expectations on an ongoing basis, or significant events such as the acquisition or loss of a major customer, or the change in buying habits of our customers, could result in future additional change in the valuation allowance. We will continue to evaluate our assumptions each quarter regarding the need for a valuation allowance and will make appropriate adjustments as necessary.

In the recent past, our U.S. tax provision expense has been limited to the alternative minimum tax amount for federal tax purposes, which approximates 2% of earnings before income taxes, and state taxes in various jurisdictions.  However, as a result of our non-cash valuation allowance release during our fiscal year ended June 30, 2014, we expect our U.S. tax provision expense in future periods to be at a higher effective tax rate, which will reduce our net income (or loss) and earnings (or loss) per share, by a greater amount than it has in the past.  The higher effective tax rates and tax provisions will result in non-cash income tax expense in the future, as we will be able to utilize net operating losses to offset future cash taxes into the foreseeable future.

U.K. - During our fiscal year 2014, a change in U.K. tax law relative to treatment of research and development expenses allowed us to release $214,000 of valuation allowances against deferred tax assets that we believe are now realizable as a result of the current period tax law change.  We believe that in light of this law change, we will now generate sufficient taxable income to fully utilize our net deferred tax assets in the U.K.

Japan – Our subsidiary in Japan has a long history of profitable operations, and we continue to project profitability in Japan for the foreseeable future.  Therefore, we continue to believe that we will fully realize the net deferred tax assets in Japan, and no valuation allowance is needed.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

Each quarter, we assess the total weight of positive and negative evidence and evaluate whether release of all or any portion of the valuation allowance is appropriate. Should we come to the conclusion that a release of our valuation allowances is required, or that additional valuation allowance is required, there could be a significant increase or decrease in net income and earnings per share in the period of release, or the additional valuation allowance, due to the impact on the tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (dollars in thousands):

Balance at June 30, 2012	$154
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions for prior year	-
Reductions for lapse in statute of limitations	-
Settlements	-
Balance at June 30, 2013	154
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	143
Reductions for tax positions for prior year	-
Reductions for lapse in statute of limitations	-
Settlements	-
Balance at June 30, 2014	$297

The amount of gross tax effected unrecognized tax benefits as of June 30, 2014 was approximately $297,000 of which approximately $248,000, if recognized, would affect the effective tax rate.  During the fiscal year ended June 30, 2014, we recognized approximately $21,000 of interest and no penalties.  We had approximately $236,000 and $215,000 of accrued interest at June 30, 2014 and 2013, respectively.  We had approximately $88,000 of accrued penalties as of both June 30, 2014 and 2013.  We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.  We believe that the amount of uncertain tax positions will not change by a significant amount within the next 12 months.

9.	Pensions and Other Postretirement Benefits

We maintain a retirement savings plan (the “Plan”), available to U.S. employees, that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code.  From July 1, 2012 through August 20, 2013, the Company was matching 25% of the first 5% of the participants’ compensation.   Effective August 21, 2013, the Company matches 50% of the first 5% of the participants’ compensation.  For fiscal years 2014, 2013 and 2012, we made matching contributions of $388,000, $183,000 and $0, respectively.

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our U.K. based employees.  The Stakeholder Plan provides for discretionary matching contributions of between 4% and 7% of the employee’s salary.  For fiscal years 2014, 2013 and 2012, we made total contributions to the Stakeholder Plan of $70,000, $60,000 and $63,000, respectively.

As of June 30, 2014, we maintained defined benefit pension plans covering former employees in Germany.  The measurement date used to determine fiscal years’ 2014 and 2013 benefit information for the plans was June 30, 2014 and 2013, respectively.  Our German defined benefit plans have been closed to new employees since 1998 and no employees have been added to the plan since this time.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

A reconciliation of the changes in the plans’ benefit obligations and fair value of plan assets over the two-year period ended June 30, 2014, and a statement of the funded status at June 30, 2014 for these years for our pension plans is as follows:

Obligations and Funded Status

	June 30,
	2014	2013
	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$4,967	$4,652
Service cost	-	3
Interest cost	174	189
Actuarial (gain) loss	460	136
Foreign currency exchange rate change	238	212
Benefits paid	(272)	(225)
Benefit obligation at end of year	$5,567	$4,967

Change in plan assets:
Fair value of plan assets at beginning of year	$2,052	$2,097
Actual return on plan assets	67	37
Employer contributions	24	32
Benefits paid	(255)	(209)
Foreign currency exchange rate change	96	95
Fair value of plan assets at end of year	$1,984	$2,052

Funded status at end of year	$(3,583)	$(2,915)

Amounts Recognized in the Consolidated Balance Sheets

	June 30,
	2014	2013
	(Dollars in thousands)
Pension liability - current liabilities	$(17)	$(14)
Pension liability - non-current liabilities	(3,566)	(2,901)
Total pension liability	$(3,583)	$(2,915)
Accumulated other comprehensive loss	$1,246	$773

Items not yet recognized as a component of net periodic pension cost (dollars in thousands):

	June 30,
	2014	2013
Net loss	$1,246	$773
	$1,246	$773

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	June 30,
	2014	2013
	(Dollars in thousands)
Projected benefit obligation	$5,567	$4,967
Accumulated benefit obligation	5,567	4,967
Fair value of plan assets	1,984	2,052

The following tables provide the components of net periodic pension cost recognized in earnings for the fiscal years ended June 30, 2014, 2013 and 2012:

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Year ended June 30,
	2014	2013	2012
	(Dollars in thousands)
Net Periodic Benefit Cost
Service cost	$-	$3	$13
Interest cost	174	189	221
Expected return on plan assets	(61)	(73)	(93)
Recognized actuarial loss	19	8	-
Amortization of unrecognized net transition amount	-	-	(1)
Net periodic benefit cost	$132	$127	$140

We estimate that $44,000 of the net loss for the defined benefit pension plans will be amortized from accumulated other comprehensive income into net period benefit cost over the next fiscal year.

Assumptions

The following table sets forth the assumptions used to determine benefit obligations:

	June 30,
	2014	2013
Discount rate	2.65%	3.43%
Expected return on plan assets	3.50%	3.00%
Compensation increase rate	0.00%	0.00%

The following table sets forth the assumptions used to determine net periodic benefit cost:

	Year Ended June 30,
	2014	2013	2012
Discount rate	3.43%	4.00%	5.10%
Expected return on plan assets	3.00%	3.50%	4.00%
Compensation increase rate	0.00%	0.00%	1.00%

On an annual basis, we adjust the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Plan Assets

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value, as well as the percentage of total plan assets for each category at June 30, 2014:

					Percentage of
				Total	Plan Assets
	Level 1	Level 2	Level 3	Assets	2014
Asset Category:
Cash and cash equivalents	$136	$-	$-	$136	6.9%
Equity securities	-	734	-	734	37.1%
Debt securities	-	409	-	409	20.6%
Cash surrender value insurance contracts	-	701	-	701	35.4%
Other	4	-	-	4	0.1%
Totals	$140	$1,844	$-	$1,984	100.0%

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

Contributions

We expect to contribute $24,000 to our defined benefit pension plans in fiscal year 2015.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Estimated Future Benefit Payments

The benefit payments, which reflect expected future service, as appropriate, are expected to be paid (dollars in thousands) for each of the following years:

Pension
Benefits
2015	$289
2016	316
2017	314
2018	318
2019	315
2020 - 2024	1,529

10.	Segment Information

We operate in two segments, products and services, as disclosed within our consolidated Statements of Operations.  We evaluate segment results using revenues and gross margin as the performance measures.  Such information is shown on the face of the accompanying statements of operations.  We do not identify assets on a segment basis.  We attribute revenues to individual countries and geographic areas based upon location of our customers.

A summary of our revenue by geographic area is as follows (in thousands):

	Year ended June 30,
	2014	2013	2012

United States	$40,993	$38,973	$30,204
Canada	5,746	6,868	4,393
Total North America	46,739	45,841	34,597

Japan	11,161	10,079	17,015
Other Asia Pacific countries	3,193	2,355	2,366
Total Asia Pacific	14,354	12,434	19,381

Europe	9,964	5,165	6,221

South America	114	4	98

Total revenue	$71,171	$63,444	$60,297

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

	June 30,
	2014	2013
	(Dollars in thousands)

Long lived assets:
United States	$15,543	$2,622
Europe	543	370
Japan	806	750
Asia/Pacific - other	55	97
Total	$16,947	$3,839

11.	Share-Based Compensation

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

Our 2011 Stock Incentive Plan became effective November 1, 2011 and replaced the 2001 Stock Option Plan that expired on October 31, 2011.  The 2011 Stock Incentive Plan terminates on October 31, 2021.  Stockholders have authorized the issuance of up to 500,000 shares under this plan, and at June 30, 2014, there were 108,535 shares available for future grants.

We recorded share-based compensation related to issuance of stock options and restricted stock to employees, board members, and non-employees, as follows (amounts in thousands of dollars):

	Year Ended June 30,
	2014	2013	2012
Share-based compensation expense included in the
Statement of Operations:
Cost of sales	$56	$55	$55
Sales and marketing	176	165	133
Research and development	150	128	102
General and administrative	748	500	426
Total	1,130	848	716
Tax benefit	-	-	-
Share-based compensation expense, net of taxes	$1,130	$848	$716

Based on historical experience of restricted stock and option pre-vesting cancellations, we estimated an annualized forfeiture rate of 9.0% for unvested restricted stock awards and stock options outstanding as of June 30, 2014.  We estimated a 10.0% annualized forfeiture rate for unvested restricted stock awards and stock options outstanding as of June 30, 2013.  We update our expectation of forfeiture rates quarterly and under the true-up provisions of ASC 718-10, we will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

We have not received any cash from option exercises under any share-based payment arrangements for the fiscal years ended June 30, 2014, 2013 and 2012.

During fiscal year 2014, we issued 125,000 shares of restricted stock and there are 299,546 total restricted shares outstanding as of June 30, 2014.  85,000 of these restricted shares were issued in fiscal year 2014 to employees and board members that vest over a four year period for the employees and a three year graded vesting period for board members.  Vesting is based solely on a service condition, and restrictions generally release ratably over the service period.  A summary of the activity of our service condition restricted shares during our fiscal year 2014 is presented below:

		Weighted
		Average
		Grant Date
Restricted Stock Awards	Shares	Fair Value

Non-vested at July 1, 2013	225,064	$4.91
Granted	85,000	7.69
Vested	(113,955)	5.01
Forfeited	(12,475)	5.71
Non-vested at June 30, 2014	183,634	$6.08

During fiscal years 2011, 2013 and 2014, we issued performance-based restricted shares (“PSAs”) to senior and executive management and board members.  The PSA’s issued in fiscal year 2011 will be released only if either company performance criteria or market condition criteria are achieved over a three year performance period.  The performance criteria are determined each year and require us to achieve certain annual revenue and operating income goals.  To the extent that these annual goals are met, a portion of the shares will vest and be released. The market condition requires our stock to reach a certain closing share price at the end of three years. Provided that the market condition is met, any remaining shares that did not vest based on the performance condition will become fully vested at the end of the three years.  The PSA’s issued in fiscal years 2013 and 2014 will be released only if company performance criteria are achieved over a three year performance period.  The performance criteria are determined each year and require us to achieve certain financial goals.

During our fiscal year 2014 we released 92,166 PSAs based on meeting performance conditions related to our fiscal year 2013 financial results. Additionally we cancelled 62,934 PSAs in fiscal year 2014.  The cancelled PSAs were granted in fiscal year 2011 to executive management and were forfeited during the period because neither 100% of the performance criteria for our fiscal years 2011 and 2012 financial results were met, nor was the market condition (achievement of certain share price) which ended in 2014, met.  The weighted average grant-date fair-value for our performance shares with both performance and market conditions was based upon a Geometric Brownian Motion model and Monte Carlo simulation.  A summary of the activity of our PSAs during fiscal year 2014 is presented below:

		Weighted Average
		Grant Date
Performance Stock Awards	Shares	Fair Value

Non-vested at July 1, 2013	231,012	$3.66
Granted	40,000	7.86
Vested	(92,166)	3.52
Forfeited	(62,934)	2.90
Non-vested at June 30, 2014	115,912	$5.59

Total compensation cost of restricted stock awards issued, but not yet vested as of June 30, 2014 is $668,762, which is expected to be recognized over the weighted average period of 1.5 years.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

We use the Black-Scholes valuation model to estimate the fair value of each option award on: 1) the date of  grant for grants to employees, and 2) each reporting period-end date for grants to non-employees, until the non- employee shares have vested, at which point the vest date becomes the final measurement date for non-employee grants.  We did not grant any stock options in fiscal years 2014, 2013 and 2012, and there were no unvested options granted to non-employees as of June 30, 2014.  During the third quarter of our fiscal year 2013 our Board of Directors approved a $0.50 reduction in the exercise price of outstanding stock options for existing employees and board members as an equitable adjustment for the $0.50 special dividend declared and paid during the second quarter of our fiscal year 2013.  We accounted for this equitable adjustment to exercise price as a modification on the date of approval.  This modification resulted in less than $1,000 of additional expense as most option exercise prices remain above our stock’s trading price after the equitable adjustment.  We use the Black-Scholes valuation model to estimate the fair value of each option award under modification accounting.

A summary of option activity under the plans as of June 30, 2014, and changes during the year is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of July 1, 2013	201,082	$13.27
Granted	-	-
Exercised	-	-
Forfeited or expired	(17,765)	37.52
Outstanding as of June 30, 2014	183,317	$10.92	3.11	$70,800
Vested at June 30, 2014	183,317	$10.92	3.11	$70,800
Exercisable at June 30, 2014	183,317	$10.92	3.11	$70,800

The following table summarizes information about stock options outstanding and exercisable at June 30, 2014:

	Outstanding Options			Options Exercisable
	Weighted
	Average		Weighted		Weighted
Range of	Remaining		Average		Average
Exercise	Contractual	June 30,	Exercise	June 30,	Exercise
Prices	Life (Years)	2014	Price	2014	Price

$5.90	4.09	20,000	$5.90	20,000	$5.90
$6.80	3.81	60,000	$6.80	60,000	$6.80
$11.10 - $13.00	2.53	35,625	$12.74	35,625	$12.74
$13.50	3.14	37,502	$13.50	37,502	$13.50
$14.70 - $21.00	1.71	30,190	$17.08	30,190	$17.08
$5.90 - $21.00	3.11	183,317	$10.92	183,317	$10.92

The total intrinsic value of options both outstanding and exercisable was $70,800, $86,000 and $0 for each of the fiscal years ended June 30, 2014, 2013 and 2012, respectively.  There is no remaining compensation cost for options granted as all outstanding options have vested as of June 30, 2014.  We generally issue new shares to satisfy option exercises.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

12.	Revolving Credit Facility

We had a $10,000,000 credit line with Silicon Valley Bank that matured on December 31, 2013.  We had not drawn against the credit line in the past three years and allowed it to expire on December 31, 2013.    We are currently evaluating whether or not to enter into a new credit arrangement, but based upon our existing cash balances, historical cash usage, and anticipated operating cash flow in the near term, we believe that existing cash balances will be sufficient to meet our anticipated working capital, capital expenditure requirements and any dividend payments for at least the next twelve months. We are no longer subject to any covenants.

13.	Gain on Sale of Intellectual Property, net

In the fourth quarter of our fiscal year 2013, we entered into an agreement to sell certain non-strategic patents and patent applications (collectively known as “intellectual property”) that Concurrent originally acquired in the purchase of Everstream, Inc. (“Everstream”).  We had not and did not expect to use the technology associated with this intellectual property as part of our ongoing or planned operations.  This intellectual property was originally valued at $0 upon our acquisition of Everstream.  On June 28, 2013 we closed on this agreement with the purchaser and the purchaser transferred $2,750,000 of cash to us as payment in full for this intellectual property.  As part of the execution of this agreement, we incurred approximately $369,000 of commissions and legal fees that we have netted against the gross proceeds, as these expenses were incurred as a result of the sale, and would not have been incurred otherwise.

14.	Concentration of Risk

Sales to unaffiliated customers outside the U.S. were $30,178,000, $24,474,000 and $30,093,000 for the years ended June 30, 2014, 2013 and 2012, respectively, which amounts represented 42%, 39% and 50% of total sales for the respective fiscal years.

Sales to the U.S. government, prime contractors and agencies of the U.S. government amounted to approximately $10,072,000, $9,573,000 and $8,060,000 for the years ended June 30, 2014, 2013 and 2012, respectively, which amounts represented 14%, 15% and 13%, respectively, of total sales for each of the fiscal years.

In addition, the following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for any one of the indicated periods:

	Year ended June 30,
	2014	2013	2012

Customer A	13%	12%	<10%
Customer B	13%	12%	<10%
Customer C	<10%	<10%	20%

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following summarizes accounts receivable by significant customer where such account receivables exceeded 10% of total accounts receivables for any one of the indicated periods:

	Year ended June 30,
	2014	2013

Customer D	15%	<10%
Customer E	12%	<10%
Customer F	11%	<10%
Customer B	<10%	19%

There were no other customers representing 10% or more of our trade receivables at June 30, 2014 and 2013.

The following summarizes purchases from significant vendors where such purchases accounted for 10%, or more, of total purchases for any one of the indicated periods:

	Year Ended June 30,
	2014	2013	2012

Vendor A	23%	24%	28%
Vendor B	18%	16%	<10%
Vendor C	13%	<10%	<10%

15.	Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of quarterly financial results for the fiscal years ended June 30, 2014 and 2013:

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2013	2013	2014	2014
	(Dollars in thousands, except per share amounts)
2014

Net sales	$17,198	$17,837	$18,278	$17,858
Gross margin	$9,502	$9,956	$10,248	$10,707
Operating income	$800	$1,133	$1,260	$2,107
Net income	$734	$1,089	$1,082	$15,600
Net income per share-basic	$0.08	$0.12	$0.12	$1.75
Net income per share-diluted	$0.08	$0.12	$0.12	$1.72

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

	Three Months Ended
	September 30,	December 31,	March 31,	June 30,
	2012	2012	2013	2013
	(Dollars in thousands, except per share amounts)
2013

Net sales	$15,004	$16,589	$16,927	$14,924
Gross margin	$8,812	$9,543	$10,000	$8,482
Operating income	$413	$876	$1,233	$2,513
Net income	$325	$673	$937	$2,313
Net income per share-basic	$0.04	$0.08	$0.11	$0.26
Net income per share-diluted	$0.04	$0.08	$0.11	$0.26

16.	Dividends

During fiscal year 2014, our Board of Directors approved four cash dividends. In fiscal year 2013, we paid five cash dividends and a special dividend.   All cash dividends were declared on common stock during fiscal year 2014, as summarized in the following table:

Record	Payment		Dividend
Date	Date	Type	Per Share	Total
September 16, 2013	September 30, 2013	Quarterly	$0.12	$1,108,000
December 13, 2013	December 27, 2013	Quarterly	$0.12	$1,111,000
March 14, 2014	March 28, 2014	Quarterly	$0.12	$1,111,000
June 13, 2014	June 27, 2014	Quarterly	$0.12	$1,111,000
Total				$4,441,000

As of June 30, 2014, we have recorded $285,000 of dividends payable to holders of restricted common stock who held restricted shares at the time of dividend record dates and still hold those restricted shares as of June 30, 2014.  Such dividends will be paid when the restrictions on a holder’s restricted common shares lapse.  This dividend payable is divided between current payable and non-current payable in the amounts of $67,000 and $218,000, respectively, based upon the expected vest date of the underlying shares. These holders of restricted common stock will receive the dividend payments as long as they remain eligible at the vest date of the shares. As of June 30, 2014, $63,000 of dividends payable were forfeited and returned to capital for restricted shares that were forfeited prior to meeting vesting requirements.  Because the participants are not entitled to these dividends unless they complete the requisite service period for the shares to vest, they are not participating dividends as defined under ASC 260-10.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

At June 30, 2014, future minimum lease payments for the fiscal years ending June 30 are as follows (dollars in thousands):

2015	$1,913
2016	1,447
2017	569
2018	9
2019	-
2020 and thereafter	-
$3,938

Rent expense under all operating leases amounted to $2,340,000, $2,485,000 and $2,852,000 for the years ended June 30, 2014, 2013 and 2012, respectively.

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

Asserting Party	Jurisdiction	Patents at Issue
Constellation Technologies, LLC	U.S. District Court Eastern District of Texas	U.S. Patent Nos. 6,128,649, 6,901,048, 7,154,879 and 6,845,389
Trans Video Electronics Ltd.	U.S. District Court of Delaware	U.S. Patent Nos. 5,594,936 and 5,991,801
Broadband iTV, Inc.	U.S. District Court of Hawaii	U.S. Patent No. 7,361,336
LVL Patent Group	U.S. District Court of Delaware	U.S. Patent No. 6,044,382
Sprint Communications Company, L.P.	U.S. District Court Eastern District of Pennsylvania	U.S. Patent Nos. 6,754,907 and 6,757,907
FutureVision.com LLC	U.S. District Court Eastern District of Texas	U.S. Patent No. 5,877,755

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

Pursuant to the terms of the employment agreements with our executive officers and certain other employees, employment may be terminated by either the respective executive officer or us at any time.  In the event the employee voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  In the event our CEO resigns within three months of a change in control or the CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two.  Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period.  At June 30, 2014, the maximum contingent liability under these agreements is $3,050,000.  Our employment agreements with certain of our employees contain certain offset provisions, as defined in their respective agreements.

SCHEDULE II

CONCURRENT COMPUTER CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended June 30, 2014, 2013 and 2012
(Dollars in thousands)

Description	Balance at Beginning Of Year	Charged To Costs And Expenses	Deductions (a)	Balance At End Of Year

Reserves and allowances deducted from asset accounts or accrued as expenses:

2014
Allowance for doubtful accounts	$70	$20	$(12)	$78
Warranty accrual	119	124	(165)	78

2013
Allowance for doubtful accounts	80	14	(24)	70
Warranty accrual	181	183	(245)	119

2012
Allowance for doubtful accounts	82	2	(4)	80
Warranty accrual	160	270	(249)	181

(a)	Charges and adjustments to the reserve accounts for write-offs and credits issued during the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCURRENT COMPUTER CORPORATION
(Registrant)

By:	/s/ Dan Mondor
Dan Mondor
President and Chief Executive Officer

Date: August 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities indicated on August 27, 2014.

NAME	TITLE

/s/ Steve G. Nussrallah	Chairman of the Board and Director
Steve G. Nussrallah

President, Chief Executive Officer and Director
/s/ Dan Mondor	(Principal Executive Officer)
Dan Mondor

Chief Financial Officer and Executive Vice President of Operations
/s/ Emory O. Berry	(Principal Financial and Accounting Officer)
Emory O. Berry

/s/ Charles Blackmon	Director
Charles Blackmon

/s/ Larry L. Enterline	Director
Larry L. Enterline

/s/ C. Shelton James	Director
C. Shelton James

/s/ Robert M. Pons	Director
Robert M. Pons

/s/ Dilip Singh	Director
Dilip Singh

Exhibit	Description of Document

3.1	--Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	--Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	--Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	--Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	--Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	--Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	--Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	--Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.1	--Schedule of Officers who have entered into the Form Indemnification Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.2	--1991 Restated Stock Option Plan (as amended as of October 26, 2000) (incorporated by reference Exhibit A to the Registrant’s Proxy Statement dated September 18, 2000).

10.3	--Richard Rifenburgh Non-Qualified Stock Option Plan and Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-82686)).

10.4	--Concurrent Computer Corporation 2001 Stock Option Plan (incorporated by reference to Annex II to the Registrant’s Proxy Statement dated September 19, 2001).

10.5	--Concurrent Computer Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-125974)).

10.6	--Form of Option Agreement with Transfer Restrictions (incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 24, 2005).

10.7	--Form of Incentive Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-45871)).

10.8	--Form of Non-Qualified Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

10.9	--Consulting Services Agreement among the Company, TechCFO and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.10	--Indemnification Agreement between the Company and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.11	--Amended and Restated Employment Agreement between Concurrent Computer Corporation and Dan Mondor dated October 4, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 4, 2010 (No. 000-13150)).

10.12	--Employment Agreement, dated August 1, 2008, between Concurrent Computer Corporation and Emory O. Berry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2008 (No. 001-13150)).

10.13	--Concurrent Computer Corporation 2011 Stock Incentive Plan (incorporated by reference to Annex I to the Registrant’s Proxy Statement dated September 12, 2011).

10.14	-- Board Representation and Standstill Agreement, dated July 23, 2012, among Concurrent Computer Corporation, Singer Children’s Management Trust, Lloyd I. Miller, III, Robert M. Pons, Dilip Singh and certain other parties (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 23, 2012 (No. 000-13150)).

21.1*	--List of Subsidiaries.

23.1*	--Consent of Deloitte & Touche LLP.

31.1*	--Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	--Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	--Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	--Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Included herewith.