Form 10-Q
period 2014-09-30
CONCURRENT COMPUTER CORP/DE
filed 2014-10-28
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014
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

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of October 23, 2014 was 9,263,788.

Concurrent Computer Corporation
Form 10-Q
For the Three Months Ended September 30, 2014

Part I	Financial Information

Item 1.	Condensed Consolidated Financial Statements

Concurrent Computer Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	September 30,	June 30,
	2014	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,222	$28,074
Accounts receivable, net of allowance for doubtful accounts of $67 at September 30, 2014 and $78 at June 30, 2014	12,670	11,355
Inventories	3,079	3,272
Deferred income taxes - current, net	1,407	1,458
Prepaid expenses and other current assets	1,155	804
Total current assets	44,533	44,963

Property, plant and equipment, net	3,083	3,081
Intangible assets, net	442	476
Deferred income taxes, net	13,216	13,231
Other long-term assets	588	635
Total assets	$61,862	$62,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,615	$7,591
Deferred revenue	8,512	7,441
Total current liabilities	15,127	15,032

Long-term liabilities:
Deferred revenue	1,482	1,400
Pension liability	3,327	3,566
Other	1,750	1,934
Total liabilities	21,686	21,932

Commitments and contingencies (Note 12)

Stockholders' equity:
Shares of series preferred stock, par value $.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $.01; 14,000,000 authorized; 9,093,994 and 8,996,655 issued and outstanding at September 30, 2014 and June 30, 2014	91	90
Capital in excess of par value	209,936	209,711
Accumulated deficit	(169,726)	(169,001)
Treasury stock, at cost; 37,788 shares	(255)	(255)
Accumulated other comprehensive income	130	(91)
Total stockholders' equity	40,176	40,454

Total liabilities and stockholders' equity	$61,862	$62,386

The accompanying notes are an integral part of the condensed consolidated financial statements.

 Concurrent Computer Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	September 30,
	2014	2013
Revenues:
Product	$12,478	$11,446
Service	5,062	5,752
Total revenues	17,540	17,198

Cost of sales:
Product	5,540	4,984
Service	2,302	2,712
Total cost of sales	7,842	7,696

Gross margin	9,698	9,502

Operating expenses:
Sales and marketing	3,966	3,482
Research and development	3,268	3,173
General and administrative	1,954	2,047
Gain on sale of IPv4 addresses, net	(339)	-
Total operating expenses	8,849	8,702

Operating income	849	800

Interest income	4	14
Interest expense	(1)	(16)
Other expense, net	(288)	(25)

Income before income taxes	564	773

Provision for income taxes	177	39

Net income	$387	$734

Net income per share
Basic	$0.04	$0.08
Diluted	$0.04	$0.08
Weighted average shares outstanding - basic	8,990	8,813
Weighted average shares outstanding - diluted	9,115	9,049
Cash dividends declared per common share	$0.12	$0.12

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended
	September 30,
	2014	2013
Net income	$387	$734

Other comprehensive income (loss):
Foreign currency translation adjustment	211	(53)
Pension and post-retirement benefits, net of tax	10	5
Other comprehensive income (loss)	221	(48)
Comprehensive income	$608	$686

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Stockholders’
Equity and Comprehensive Income (Loss)
(Dollars In Thousands)
For the Three Month Period Ended September 30, 2014

	Common Stock					Treasury Stock
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comp. Income	Shares	Cost	Total
Balance at June 30, 2014	8,996,655	$90	$209,711	$(169,001)	$(91)	(37,788)	$(255)	$40,454
Comprehensive Income:
Net income				387				387
Foreign currency translation adj.					211			211
Pension plan					10			10
Total Comprehensive income								608
Dividends declared				(1,112)				(1,112)
Restricted stock compensation expense			226					226
Lapse of restriction on restricted stock	97,339	1	(1)					-
Balance at September 30, 2014	9,093,994	$91	$209,936	$(169,726)	$130	(37,788)	$(255)	$40,176

The accompanying notes are an integral part of the condensed consolidated financial statements

Concurrent Computer Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Three Months Ended
	September 30,
	2014	2013
Cash flows provided by (used in) operating activities:
Net income	$387	$734
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	501	727
Gain on sale of IPv4 addresses, net	(339)	-
Share-based compensation	226	391
Other non-cash expenses	309	(168)
Decrease (increase) in assets:
Accounts receivable	(1,621)	1,056
Inventories	105	(190)
Prepaid expenses and other current assets, net	(230)	775
Other long-term assets, net	(4)	(15)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses, net	(1,132)	(2,684)
Deferred revenue	1,299	(1,263)
Long-term liabilities, net	15	38
Net cash used in operating activities	(484)	(599)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(388)	(538)
Proceeds from sale of IPv4 addresses	301	-
Net cash used in investing activities	(87)	(538)

Cash flows provided by (used in) financing activities:
Dividends paid	(1,190)	(1,190)
Repurchase of shares to satisfy tax withholdings	-	(134)
Net cash used in financing activities	(1,190)	(1,324)

Effect of exchange rates on cash and cash equivalents	(91)	67

Increase in cash and cash equivalents	(1,852)	(2,394)
Cash and cash equivalents - beginning of period	28,074	27,927
Cash and cash equivalents - end of period	$26,222	$25,533

Cash paid during the period for:
Interest	$2	$6
Income taxes (net of refunds)	$398	$54

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

Our condensed consolidated interim financial statements are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2014.

There have been no changes to our Significant Accounting Policies as disclosed in Note 2 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2014.  The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

Income Taxes

As of June 30, 2014, we had U.S. federal net operating loss carryforwards of approximately $94,323,000 for income tax purposes, of which none expire in fiscal year 2015, and the remainder expire at various dates through 2032.  We completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code of 1986 (the “Code”) on our ability to utilize these net operating losses.  The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2014.

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical and future projected operations along with other positive and negative evidence in assessing if sufficient future taxable income will be generated to use the existing deferred tax assets.  The following summarizes our conclusions on the need for a valuation allowance in each jurisdiction as of September 30, 2014:

U.S.:  As of June 30, 2014, our three-year cumulative accounting profit in the U.S. adjusted for permanent differences and other non-recurring events, including the 2013 gain on the sale of certain patents, and adjusting for the loss of a long time customer. This three-year period is the standard period by which we initially assess each jurisdiction and is strong objective evidence, whether positive or negative, to be considered in the release or recording of any valuation allowance.  In determining whether or not to release valuation allowance for the U.S. jurisdiction we considered positive evidence including the three year cumulative accounting profit, current projections of future profitability, lack of any significant claims or loss contingencies, and positive cash from operations.  Negative evidence considered includes significant volatility in our operations, history of NOLs expiring unused, concentration of our customer base including the risk that global consolidation in the cable industry, and the loss of a long-time customer in the current year.  Based on our analysis of both positive and negative evidence, we concluded during fourth quarter of our fiscal year 2014 that it is now more likely than not that we will realize a portion of our U.S. deferred tax asset, as the positive objective evidence, including the three-year cumulative accounting gain, outweighed the negative subjective evidence of customer concentration and volatility in our business.  As of September 30, 2014, we have not experienced a material change in our business or significant event that would change the conclusion we reached as of June 30, 2014.  Results materially different from our current expectations on an ongoing basis, or significant events such as the acquisition or loss of a major customer, or the change in buying habits of our customers, could result in future additional change in the valuation allowance. We will continue to evaluate our assumptions each quarter regarding the need for a change in our valuation allowance and will make appropriate adjustments as necessary.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

Japan - Our subsidiary in Japan has a long history of profitable operations, and we continue to project profitability in Japan for the foreseeable future.  Therefore, we continue to believe that we will fully realize the net deferred tax assets in Japan, and no valuation allowance is needed.

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

We recorded a $177,000 income tax provision during the three months ended September 30, 2014.  Our taxable income is primarily due to taxable income earned by our U.S. and U.K. subsidiaries.  Our U.S. tax provision is comprised primarily of non-cash deferred income tax expense, as we will be able to utilize net operating losses to offset cash taxes.  We recorded $39,000 of income tax provision during the three months ended September 30, 2013, primarily due to taxable income earned by our Japan subsidiary and an expected alternative minimum tax liability in the U.S., both of which were mostly offset by the aforementioned prior year period release of valuation allowances against deferred tax assets in the U.K.

Recently Issued Accounting Pronouncements

Adopted

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, Foreign Currency Matters (Topic 830) which provides guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance was effective for us beginning July 1, 2014 and did not have a material impact on our financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This amendment requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss or a tax credit carryforward, unless certain conditions exist. This guidance is effective prospectively for annual reporting periods (and the interim periods within) beginning after December 15, 2013. Early adoption and retrospective application are permitted. The new guidance was effective for us beginning July 1, 2014 and did not have any impact on our financial statements, as there were no net operating loss carryforwards attributable to any of our uncertain tax positions.

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

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period. This update affects reporting entities that grant their employees share-based payments in which the terms of the award stipulate that a performance target that affects vesting could be achieved after the requisite service period.  The new standard requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The new standard will be effective for us for us beginning July 1, 2015, and early adoption is permitted.  We expect adoption will not have a material impact on our consolidated financial statements.

On August 27, 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern; which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim period and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  We do not expect this guidance to have a material impact on our financial statements or disclosures.

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

Our product deliverables are typically complete systems comprised of numerous hardware and software components that operate together to provide essential functionality, and we are typically unable to establish VSOE or TPE of fair value for our products.  Due to the custom nature of our products and array of available configurations, we must determine ESP at the individual component level whereby our ESP for the total system is determined based on the sum of the individual components.  ESP for components of our real-time products is typically based upon list price, which is representative of our actual selling price.  ESP for components of our video solutions products is based upon our most frequent selling price (“mode”) of standalone and bundled sales, based upon a 12 month historical analysis.  If a mode selling price is not available, then ESP will be the median selling price of all such component sales based upon a 12 month historical analysis, unless facts and circumstances indicate that another selling price, other than the mode or median selling price, is more representative of our ESP.  Our methodology for determining ESP requires judgment, and any changes to pricing practices, the costs incurred to integrate products, the nature of our relationships with our customers, and market trends could cause variability in our ESP or cause us to re-evaluate our methodology for determining ESP.  We update our analysis of mode and median selling price at least annually, unless facts and circumstances indicate that more frequent analysis is required.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Fair Value Measurements

The FASB Accounting Standards Codification (“ASC”) requires certain disclosures around fair value and establishes a fair value hierarchy for valuation inputs.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety.  These levels are:

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

We have money market funds that are highly liquid and have a maturity of three months or less, and as such are considered cash equivalents.

Our financial assets that are measured at fair value on a recurring basis as of September 30, 2014 are as follows (in thousands):

	As of	Quoted Prices in	Observable	Unobservable
	September 30, 2014	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$16,185	$16,185	$-	$-
Money market funds	10,037	10,037	-	-
Cash and cash equivalents	$26,222	$26,222	$-	$-

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2014 are as follows (in thousands):

	As of	Quoted Prices in	Observable	Unobservable
	June 30, 2014	Active Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash	$18,037	$18,037	$-	$-
Money market funds	10,037	10,037	-	-
Cash and cash equivalents	$28,074	$28,074	$-	$-

3.	Basic and Diluted Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.  Common share equivalents of 103,000 and 121,000 for the three months ended September 30, 2014 and 2013, respectively, were excluded from the calculation as their effect was antidilutive.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

	Three Months Ended September 30,
	2014	2013
Basic and diluted earnings per share (EPS) calculation:
Net income	$387	$734

Basic weighted average number of shares outstanding	8,990	8,813
Effect of dilutive securities:
Restricted stock	117	223
Stock options	8	13
Diluted weighted average number of shares outstanding	9,115	9,049
Basic EPS	$0.04	$0.08
Diluted EPS	$0.04	$0.08

4.	Share-Based Compensation

As of September 30, 2014, we had share-based compensation plans which are described in Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2014.  We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  As of September 30, 2014, we had 183,317 stock options outstanding and 208,207 restricted shares outstanding.  No stock options were granted, exercised, or cancelled during the three months ended September 30, 2014.  A summary of the activity of our time-based, service condition restricted shares during the three months ended September 30, 2014, is presented below:

		Weighted-
		Average
		Grant-Date
Restricted Stock Awards	Shares	Fair-Value
Non-vested at July 1, 2014	183,634	$6.08
Granted	7,000	7.50
Vested	(46,046)	6.06
Forfeited	(1,000)	8.41
Non-vested at September 30, 2014	143,588	$6.14

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

During the three months ended September 30, 2014, we released restrictions on 51,293 previously granted performance based restricted shares, based upon achievement of performance goals attributable to our fiscal year 2014 financial results.  A summary of the activity of our performance based restricted shares during the three months ended September 30, 2014, is presented below:

		Weighted Average
		Grant Date
Performance Stock Awards	Shares	Fair-Value
Non-vested at July 1, 2014	115,912	$5.59
Granted	-	-
Vested	(51,293)	5.30
Forfeited	-	-
Non-vested at September 30, 2014	64,619	$5.83

We recorded share-based compensation related to the issuance of restricted stock to employees and board members as follows (in thousands):

	Three Month Ended September 30,
	2014	2013
Share-based compensation expense included in the Statement of operations:
Cost of sales	$14	$14
Sales and marketing	40	47
Research and development	28	35
General and administrative	144	295
Total	226	391
Tax benefit	85	-
Share-based compensation expense, net of taxes	$141	$391

5.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method.  We reduce our excess and obsolete inventory to market value, if below cost, based upon historical and anticipated usage.  The components of inventories are as follows (in thousands):

	September 30,	June 30,
	2014	2014
Raw materials	$1,440	$1,265
Work-in-process	288	319
Finished goods	1,351	1,688
Total inventory	$3,079	$3,272

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

6.	Other Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30,	June 30,
	2014	2014
Cost of amortizable intangibles:
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Patents	113	101
Total cost of intangibles	9,713	9,701
Less accumulated amortization:
Purchased technology	(7,700)	(7,700)
Customer relationships	(1,549)	(1,506)
Patents	(22)	(19)
Total accumulated amortization	(9,271)	(9,225)
Total intangible assets, net	$442	$476

Amortization expense was $46,000 and $226,000 for the three months ended September 30, 2014 and 2013, respectively.

7.	Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands):

	September 30,	June 30,
	2014	2014
Accounts payable, trade	$3,246	$1,838
Accrued payroll, vacation, severance and other employee expenses	2,063	4,331
Accrued income taxes	80	221
Dividend payable	85	67
Other accrued expenses	1,141	1,134
Total accounts payable and accrued expenses	$6,615	$7,591

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

	Three Months Ended
	September 30,
	2014	2013
United States	$10,880	$12,202
Canada	903	245
Total North America	11,783	12,447

Japan	1,863	2,980
Other Asia Pacific countries	218	821
Total Asia Pacific	2,081	3,801

Europe	3,673	950

South America	3	-

Total revenue	$17,540	$17,198

In addition, the following summarizes revenues by significant customer where such revenue accounted for 10% or more of total revenues for any one of the indicated periods:

	Three Months Ended
	September 30,
	2014	2013
Customer A	15%	<10%
Customer B	11%	<10%
Customer C	<10%	31%

We assess credit risk through ongoing credit evaluations of customers’ financial condition, and collateral is generally not required.  The following summarizes accounts receivable by significant customers for whom accounts receivable were 10% or more of total accounts receivables for any one of the indicated periods:

	September 30,	June 30,
	2014	2014
Customer A	20%	<10%
Customer D	14%	11%
Customer E	11%	<10%
Customer F	<10%	15%
Customer G	<10%	12%

There were no other customers representing 10% or more of our trade receivables at September 30, 2014 and June 30, 2014.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following summarizes purchases from significant vendors where such purchases accounted for 10% or more of total purchases for any one of the indicated periods:

	Three Months Ended
	September 30,
	2014	2013
Vendor A	19%	<10%
Vendor B	16%	22%
Vendor C	15%	18%
Vendor D	15%	<10%
Vendor E	<10%	13%

9.	Retirement Plans

The following table provides detail of the components of net periodic benefit cost of our German subsidiary’s defined benefit pension plan for the three months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended
	September 30,
	2014	2013

Service cost	$-	$-
Interest cost	35	42
Expected return on plan assets	(16)	(15)
Amortization of net (gain) loss	11	5
Net periodic benefit cost	$30	$32

We contributed $6,000 and $7,000 to our German subsidiary’s defined benefit pension plan during the three months ended September 30, 2014 and 2013, respectively, and expect to make additional, similar, quarterly contributions during the remaining quarters of our fiscal year 2015.

We maintain a U.S. employee retirement savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code.  We match 50% of the first 5% of the employee’s annual salary invested by the employee in the 401(k) plan.  We contributed $137,000 and $98,000 in matching funds to the 401(k) plan during the three months ended September 30, 2014 and 2013, respectively.

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our U.K. based employees.  For our U.K. based employees who contribute 4% or more of their salary to the Stakeholder Plan, we match 100% of employee contributions, up to 7% of their salary.  We contributed $13,000 and $17,000 to the Stakeholder Plan during the three months ended September 30, 2014 and 2013, respectively.

10.	Dividends

During the three months ended September 30, 2014, our Board of Directors approved a quarterly cash dividend as follows:

			Dividend
Record Date	Payment Date	Type	Per Share	Total
September 15, 2014	September 29, 2014	Quarterly	$0.12	$1,112,000

As of September 30, 2014, we have $206,000 of dividends payable to holders of restricted common stock who held restricted shares at the time of dividend record dates and still hold those restricted shares as of September 30, 2014.  Such dividends will be paid when the restrictions on a holder’s restricted common shares lapse.  This dividend payable is divided between current payable and non-current payable in the amounts of $85,000 and $121,000, respectively, based upon the expected vesting date of the underlying shares. These holders of restricted common stock will receive the dividend payments as long as they remain eligible at the vesting date of the shares. Because the participants are not entitled to these dividends unless they complete the requisite performance criteria and service period for the shares to vest, they are not participating dividends as defined under ASC 260-10.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

11.	Sale of IPv4 addresses

During the three months ended September 30, 2014, we sold a block of non-strategic IPv4 addresses to a single buyer.  This block of IPv4 addresses, which was recorded at $0 book value, has not been a material part of our ongoing operations. Our $339,000 gain on the sale of these addresses is net of broker fees incurred to consummate the transaction.  We recorded the transaction as a “gain on sale of IPv4 addresses, net” as part of operating expenses within our Statement of Operations.

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

Asserting Party	Jurisdiction	Patents at Issue
Trans Video Electronics Ltd.	U.S. District Court of Delaware	U.S. Patents Nos. 5,594,936 and 5,991,801

Constellation Technologies, LLC	U.S. District Court Eastern District of Texas	U.S. Patent Nos. 6,128,649, 6,901,048, 7,154,879 and 6,845,389

Sprint Communications Company, L.P.	U.S. District Court Eastern District of Pennsylvania	U.S. Patent Nos. 6,754,907 and 6,757,907

FutureVision.com LLC	U.S. District Court Eastern District of Texas	U.S. Patent No. 5,877,755

Broadband iTV, Inc.	U.S. District Court of Hawaii	U.S. Patent No. 7,361,336

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

Pursuant to the terms of the employment agreements with our executive officers and certain other employees, employment may be terminated by either the respective executive officer or us at any time. In the event the employee voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end. In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect. In the event our CEO resigns within three months of a change in control or the CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two. Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period. At September 30, 2014, the maximum contingent liability under these and other executives’ agreements is $3,020,000. Our employment agreements with certain of our employees contain certain offset provisions, as defined in their respective agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto which appear elsewhere herein.  Except for the historical financial information, many of the matters discussed in this Item 2 may be considered “forward-looking” statements that reflect our plans, estimates and beliefs.  Actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Cautionary Note Regarding Forward-Looking Statements,” elsewhere herein and in other filings made with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended June 30, 2014.  References herein to “Concurrent”, the “Company”, “we”, “our” or “us” refer to Concurrent Computer Corporation and its subsidiaries.

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

Application of Critical Accounting Estimates

The SEC defines “critical accounting estimates” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  For a complete description of our critical accounting policies, please refer to the “Application of Critical Accounting Policies” in our most recent Annual Report on Form 10-K for the year ended June 30, 2014 filed with the SEC on August 27, 2014.

Results of Operations

The three months ended September 30, 2014 compared to the three months ended September 30, 2013

	Three Months Ended
	September 30,
(Dollars in Thousands)	2014	2013	$ Change	% Change
Product revenue	$12,478	$11,446	$1,032	9.0%
Service revenue	5,062	5,752	(690)	(12.0%)
Total revenue	17,540	17,198	342	2.0%
Product cost of sales	5,540	4,984	556	11.2%
Service cost of sales	2,302	2,712	(410)	(15.1%)
Total cost of sales	7,842	7,696	146	1.9%
Product gross margin	6,938	6,462	476	7.4%
Service gross margin	2,760	3,040	(280)	(9.2%)
Total gross margin	9,698	9,502	196	2.1%
Operating expenses:
Sales and marketing	3,966	3,482	484	13.9%
Research and development	3,268	3,173	95	3.0%
General and administrative	1,954	2,047	(93)	(4.5%)
Gain on sale of IPv4 addresses, net	(339)	-	(339)	NM (1)
Total operating expenses	8,849	8,702	147	1.7%
Operating income	849	800	49	6.1%

Interest income (expense), net	3	(2)	5	NM (1)
Other expense, net	(288)	(25)	(263)	NM (1)
Income before income taxes	564	773	(209)	(27.0%)
Provision for income taxes	177	39	138	NM (1)

Net income	$387	$734	(347)	(47.3%)

(1)	NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the three months ended September 30, 2014 was $12.5 million, an increase of approximately $1.1 million, or 9.0%, from $11.4 million for the three months ended September 30, 2013.  The increase in product revenue resulted from the $1.5 million, or 31.4%, increase in real-time product revenue for the three months ended September 30, 2014, compared to the same period in the prior year.  The period over period increase in real time product revenue resulted from a $1.7 million increase in domestic real-time product sales generated primarily from the one-time sale of a custom simulator system to one of our U.S. defense department affiliated customers during the three months ended September 30, 2014.  Revenue from defense contractors and the government tend to vary by quarter and year, and are dependent upon government initiatives and funding availability.

Partially offsetting our increase in real-time product revenue, our video solution product revenue decreased approximately $0.4 million, or 7.4%, for the three months ended September 30, 2014, compared to the same period in the prior year, primarily due to the timing of customer orders in our various geographic regions, as follows:

•	North American video solution product revenue decreased $1.5 million during the three months ended September 30, 2014, compared to the same period in the prior year, due to a North American cable service provider purchasing a large volume of video solutions systems in the prior year period that accounted for the majority of our prior year video solutions product revenue. Current year video system sales were more evenly spread among numerous customers; however, we experienced lower overall purchasing volume from our domestic video solutions customers in the current year.

•	Asia-Pacific video solution product revenue decreased approximately $1.1 million during the three months ended September 30, 2014, compared to the same period in the prior year, due to a Japanese cable service provider that expanded its system and storage capacity in the prior year period, purchasing a lower volume of video solutions systems in the current year period.
•	Partially offsetting the decreases in video solutions product revenue in the aforementioned geographic markets, our European video solutions product revenue increased by $2.2 million during the three months ended September 30, 2014, compared to the same period in the prior year. During the three months ended September 30, 2014, we recognized revenue from delivery of our content delivery network solutions to an existing European customer and from delivery of our network DVR technology as part of another existing European customer’s expansion of its existing systems.

Fluctuation in video solutions product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.  Our video solutions product revenue is also subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate.

Service Revenue.  Total service revenue for the three months ended September 30, 2014 was $5.1 million, a decrease of $0.7 million, or 12.0%, from $5.8 million for the three months ended September 30, 2013.  This decrease was due to the $0.7 million, or 20.3%, decrease in video solutions service revenue.  Approximately $0.3 million of the decrease in video solutions service revenue resulted from the completion of a MDI managed service contract that we completed during our fiscal year 2014 and that was not renewed.  The remaining decrease in our video solutions service revenue was attributable to a decrease in our video solutions maintenance revenue.  In the prior fiscal year, a customer that accounted for approximately 7.9% of our total service revenue during the first quarter of our prior fiscal year indicated that it was winding down its purchase of maintenance services from us.  Our loss of maintenance revenue from this customer accounted for a $0.4 million decrease in maintenance service revenue for the three months ended September 30, 2014, compared to the same period in the prior year.  In the event that we are not able to replace this revenue with new customer revenue and other service revenues going forward, our service revenue will be impacted in the future.

Product Gross Margin.  Product gross margin was $6.9 million for the three months ended September 30, 2014, an increase of approximately $0.4 million, or 7.4%, from $6.5 million for the three months ended September 30, 2013.    Product gross margin as a percentage of product revenue decreased to 55.6% for the three months ended September 30, 2014 from 56.5% for the three months ended September 30, 2013.   Product margins increased in terms of dollars due to the period over period increase in revenue.  Product margins decreased as a percentage of revenue during the three months ended September 30, 2014, compared to the same period in the prior year, primarily due to the mix of our product sales during each of the periods.

Service Gross Margin.  Service gross margin was $2.8 million for the three months ended September 30, 2014, a decrease of approximately $0.2 million, or 9.2%, from $3.0 million for the three months ended September 30, 2013.  Gross margin on service revenue increased to 54.5% of service revenue for the three months ended September 30, 2014 from 52.9% of service revenue for the three months ended September 30, 2013.  The increase in service margin as a percentage of service revenue was primarily due to the $0.4 million, or 15.1%, decrease in service cost of sales during the three months ended September 30, 2014, compared to the same period in the prior year.  The decrease in service cost of sales resulted from a $0.2 million decrease in amortization of purchased technology related to our MDI solutions and a $0.2 million decrease in costs to support MDI managed services contracts that have ended.

Sales and Marketing. Sales and marketing expenses increased approximately $0.5 million, or 13.9%, to $4.0 million for the three months ended September 30, 2014 from $3.5 million for the three months ended September 30, 2013.  This period over period increase resulted from a $0.2 million increase in personnel costs during the three months ended September 30, 2014, compared to the same period of the prior year, as we have increased our sales and sales support presence in both Europe and the United States to pursue new business and support existing customers.  We also incurred an additional $0.2 million in commission expense during the three months ended September 30, 2014, compared to the same period in the prior year due to our increase in revenue and increase in personnel eligible for commission.

Research and Development.  Research and development expenses increased approximately $0.1 million, or 3.0%, to $3.3 million for the three months ended September 30, 2014, from $3.2 million for the three months ended September 30, 2013.  This increase was due to a $0.2 million increase in personnel costs and recruiting fees during the three months ended September 30, 2014 resulting from an increase in development personnel to support product and strategic growth initiatives.  Partially offsetting the increase in new personnel costs, bonus incentive compensation decreased by $0.1 million during the three months ended September 30, 2014, compared to the same period in the prior year, due to our expectations regarding our ability to meet the current year bonus performance criteria.

General and Administrative.  General and administrative expenses decreased approximately $0.1 million, or 4.5%, to approximately $1.9 million for the three months ended September 30, 2014 from $2.0 million for the three months ended September 30, 2013.  This decrease was primarily due to a $0.2 million decrease in share-based compensation expense and $0.1 million decrease in bonus incentive compensation expense during the three months ended September 30, 2014, compared to the same period in the prior year.  Bonus incentive compensation decreased due to our expectations regarding our ability to meet the current year bonus performance criteria. Share-based compensation expense decreased due to the lower volume of restricted stock grants in recent years and the decrease in expense from performance-based restricted stock for which vesting is dependent upon achievement of current year bonus criteria.  Partially offsetting these decreasing expenses, we incurred an additional $0.2 million of consulting fees during the current period.

Gain on sale of IPv4 addresses, net.  During the three months ended September 30, 2014, we a block of IPv4 addresses to a single buyer.  This block of non-strategic IPv4 addresses, which was recorded at $0 book value, has not been a material part of our ongoing operations. Our $339,000 gain on the sale of these addresses is net of broker fees incurred to consummate the transaction.

Other expense, net.  During the three months ended September 30, 2014, we incurred approximately $0.3 million of realized currency translation losses.  These losses resulted from the impact of the current period decrease in value of both the euro and Japanese yen, relative to the U.S. dollar, on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our European and Japanese subsidiaries for which the euro and yen are the respective functional currencies.

Provision for Income Taxes.  We recorded a $177 thousand income tax provision for the three months ended September 30, 2014 and a $39 thousand income tax provision for the three months ended September 30, 2013.  Our tax provision recorded during the current period was primarily attributable to taxable income earned in the United States.  Our U.S. tax provision is comprised primarily of non-cash deferred income tax expense, as we will be able to utilize net operating losses to offset nearly all cash taxes.  Our tax provision recorded in the prior year period was primarily attributable to the income tax provision recorded by our subsidiary in Japan as a result of its pretax income earned in the period. During the three months ended September 30, 2013, most of the $0.2 income tax provision recorded in Japan was offset on a consolidated basis by the release of all valuation allowances against our deferred tax assets in the U.K.  This release was caused by a change in U.K. tax law relative to treatment of research and development tax credits.  The law change allowed us to release valuation allowances against approximately $0.2 million of deferred tax assets that we believe are now realizable as a result of the tax law change.

In jurisdictions other than the U.S., U.K. and Japan, we either generate net operating losses or occasionally utilize some of the net operating loss carryforward amounts.  However, because of the cumulative accounting losses in those jurisdictions, we maintain a full valuation allowance on those losses.  This results in no net income tax provision impact in those jurisdictions, as of September 30, 2014.

Net Income.  Our net income for the three months ended September 30, 2014 was $0.4 million, or $0.04 per basic and diluted share, compared to net income for the three months ended September 30, 2013 of $0.7 million, or $0.08 per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, product and service costs, operating results and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•	our reliance on a small customer base, typically represented by a small number of large, concentrated orders (three customers accounted for 35% of our revenue for the three months ended September 30, 2014, and three customers accounted for 46% of our revenue for the three months ended September 30, 2013);

•	our video solutions product revenue is subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate;

•	the rate of growth or decline or change in market, if any, of video solutions market expansions and the pace that video service companies implement, upgrade or replace video solutions technology;

•	the impact of the global economic conditions on our business and our customers, including European Union austerity measures;

•	our ability to renew maintenance and support service agreements with customers and retain existing customers;

•	the impact of U.S. government sequestration on our business and our customers;

•	the rate of growth or decline, if any, of deployment of our real-time products;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	our future access to capital;

•	our ability to manage expenses consistent with the rate of growth or decline in our markets;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product and service sales;

•	timing of product shipments, which typically occur during the last month of the quarter;

•	the impact of delays of product acceptance from our customers;

•	the percentage of sales derived from outside the U.S. where there are generally longer accounts receivable collection cycles;

•	the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital;

•	the rate of growth or decline, if any, of sales to the government and government related entities; and

•	the use of cash to pay quarterly and special dividends.

Uses and Sources of Cash

We used $0.5 million and $0.6 million of cash from operating activities during the three months ended September 30, 2014 and September 30, 2013, respectively.  Operating cash outflows during the three months ended September 30, 2014 were primarily attributable to the timing of accounts receivable collection during the period, as our most recent quarter’s sales were heavily weighted toward delivery that occurred during the last few weeks of the quarter.  Operating cash outflows during the three months ended September 30, 2013 primarily resulted from payment of prior period accruals and payables.

We invested $0.4 million and $0.5 million in property, plant and equipment during the three months ended September 30, 2014 and 2013, respectively.  Capital additions during each of these periods were primarily related to development and test equipment for our development group, and demonstration systems used by our sales and marketing group.  We expect capital additions to increase during the remainder of our fiscal year.

During the three months ended September 30, 2014, we sold a block of IPv4 addresses to a single buyer for $339,000, net of broker fees, for which we received $301,000 of proceeds during the period. We expect to receive the remaining $38,000 during the second quarter of our fiscal year 2015.  This block of IPv4 addresses, which we have recorded at $0 book value, has not been a material part of our ongoing operations. Our $339,000 gain on the sale of these addresses is net of broker fees incurred to consummate the transaction.

During the three months ended September 30, 2014, our Board of Directors approved a $0.12 per common share dividend.  The dividend was paid on September 29, 2014 to all stockholders of record as of September 15, 2014, aggregating $1.1 million.  We also paid an additional $0.1 million of dividends that had been held as dividends payable from previous declarations to restricted stockholders for whom restrictions lapsed during the three months ended September 30, 2014.  We intend to pay a regular quarterly cash dividend on our common shares subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant.

We paid $0.1 million for the repurchase and retirement of shares to settle minimum tax withholdings for employees whose restricted stock awards released during the three months ended September 30, 2013.  This tax settlement method was limited to a short period of time within our fiscal year 2013 and we do not anticipate any additional repurchases of stock for this purpose.

At September 30, 2014, we had working capital (current assets less current liabilities) of $29.4 million, including cash and cash equivalents of approximately $26.2 million, and had no material commitments for capital expenditures.  At June 30, 2014, we had working capital of $29.9 million, including cash and cash equivalents of approximately $28.1 million.  Based upon our existing cash balances, historical cash usage, and anticipated operating cash flow in the near term, we believe that existing cash balances will be sufficient to meet our anticipated working capital, capital expenditure requirements and any dividend payments for at least the next twelve months.

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

Other important risk factors are discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

Evaluation of Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management concluded that our internal control over financial reporting was effective as of September 30, 2014.

Changes in Internal Controls

There were no changes to our internal controls over financial reporting during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II	Other Information

Item 1.	Legal Proceedings

We are not presently involved in any material litigation.  However, we are, from time to time, party to various routine legal proceedings arising out of our business.  See footnote 12 to our Condensed Consolidated Financial Statements for additional information about legal proceedings.

Item 1A.	Risk Factors

Additional risk factors are discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended June 30, 2014.  There have been no material changes to our risk factors as previously disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

*	Required earnings per share data is provided in the Notes to the condensed consolidated financial statements in this report.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 28, 2014

CONCURRENT COMPUTER CORPORATION

By:	/s/ Emory O. Berry
Emory O. Berry
Chief Financial Officer and Executive Vice
President of Operations
(Principal Financial and Accounting Officer)

Exhibit Index

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

*	Required earnings per share data is provided in the Notes to the condensed consolidated financial statements in this report.
**	Filed herewith.