Form 10-Q
period 2014-12-31
CONCURRENT COMPUTER CORP/DE
filed 2015-02-17
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2014

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

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of February 12, 2015 was 9,449,961.

Concurrent Computer Corporation
Form 10-Q
For the Three and Six Months Ended December 31, 2014

Part I	Financial Information

Item 1.	Condensed Consolidated Financial Statements

Concurrent Computer Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	December 31, 2014	June 30, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,121	$28,074
Accounts receivable, net of allowance for doubtful accounts of $55 at December 31, 2014 and $78 at June 30, 2014	11,315	11,355
Inventories	2,335	3,272
Deferred income taxes - current, net	1,350	1,458
Prepaid expenses and other current assets	983	804
Total current assets	41,104	44,963

Property, plant and equipment, net	2,367	2,168
Intangible assets, net	396	476
Deferred income taxes, net	13,287	13,231
Other long-term assets	1,539	1,548
Total assets	$58,693	$62,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,994	$7,591
Deferred revenue	7,037	7,441
Total current liabilities	13,031	15,032

Long-term liabilities:
Deferred revenue	2,195	1,400
Pension liability	3,200	3,566
Other	1,681	1,934
Total liabilities	20,107	21,932

Commitments and contingencies (Note 12)

Stockholders' equity:
Shares of series preferred stock, par value $.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $.01; 14,000,000 authorized; 9,134,043 and 8,996,655 issued and outstanding at December 31, 2014 and June 30, 2014	91	90
Capital in excess of par value	210,121	209,711
Accumulated deficit	(171,401)	(169,001)
Treasury stock, at cost; 37,788 shares	(255)	(255)
Accumulated other comprehensive income	30	(91)
Total stockholders' equity	38,586	40,454

Total liabilities and stockholders' equity	$58,693	$62,386

The accompanying notes are an integral part of the condensed consolidated financial statements.

 Concurrent Computer Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenues:
Product	$11,076	$11,008	$23,554	$22,454
Service	4,920	6,829	9,982	12,581
Total revenues	15,996	17,837	33,536	35,035

Cost of sales:
Product	4,779	5,222	10,319	10,206
Service	2,410	2,659	4,712	5,371
Total cost of sales	7,189	7,881	15,031	15,577

Gross margin	8,807	9,956	18,505	19,458

Operating expenses:
Sales and marketing	3,513	3,513	7,479	6,995
Research and development	3,412	3,416	6,680	6,589
General and administrative	2,490	1,894	4,444	3,941
Gain on sale of IPv4 addresses, net	-	-	(339)	-
Total operating expenses	9,415	8,823	18,264	17,525

Operating (loss) income	(608)	1,133	241	1,933

Interest income	2	4	6	17
Interest expense	-	(17)	(1)	(33)
Other expense, net	(88)	(50)	(376)	(74)

(Loss) income before income taxes	(694)	1,070	(130)	1,843

(Benefit) provision for income taxes	(123)	(19)	54	20

Net (loss) income	$(571)	$1,089	$(184)	$1,823

Net (loss) income per share
Basic	$(0.06)	$0.12	$(0.02)	$0.21
Diluted	$(0.06)	$0.12	$(0.02)	$0.20
Weighted average shares outstanding - basic	9,088	8,934	9,039	8,874
Weighted average shares outstanding - diluted	9,088	9,041	9,039	9,060
Cash dividends declared per common share	$0.12	$0.12	$0.24	$0.24

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(In Thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Net (loss) income	$(571)	$1,089	$(184)	$1,823

Other comprehensive (loss) income :
Foreign currency translation adjustment	(110)	(92)	101	(145)
Pension and post-retirement benefits, net of tax	10	5	20	10
Other comprehensive (loss) income	(100)	(87)	121	(135)
Comprehensive (loss) income	$(671)	$1,002	$(63)	$1,688

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Stockholders’
Equity and Comprehensive Income (Loss)
(Dollars In Thousands)
For the Six Month Period Ended December 31, 2014

	Common Stock					Treasury Stock
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comp. Income	Shares	Cost	Total
Balance at June 30, 2014	8,996,655	$90	$209,711	$(169,001)	$(91)	(37,788)	$(255)	$40,454
Comprehensive (loss) income:
Net loss				(184)				(184)
Foreign currency translation adj					101			101
Pension plan					20			20
Total Comprehensive loss								(63)

Dividends declared				(2,249)				(2,249)
Dividends forfeited with restricted stock forfeitures				33				33
Restricted stock compensation expensed			411					411
Lapse of restriction on restricted stock	137,388	1	(1)					-
Balance at December 31, 2014	9,134,043	$91	$210,121	$(171,401)	$30	(37,788)	$(255)	$38,586

The accompanying notes are an integral part of the condensed consolidated financial statements

Concurrent Computer Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Six Months Ended December 31,
	2014	2013
Cash flows (used in) provided by operating activities:
Net (loss) income	$(184)	$1,823
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	859	1,132
Gain on sale of IPv4 addresses, net	(339)	-
Share-based compensation	411	629
Other non-cash expenses	562	80
Decrease (increase) in assets:
Accounts receivable	(569)	(1,044)
Inventories	753	(1,045)
Prepaid expenses and other current assets, net	(181)	885
Other long-term assets, net	(241)	(279)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses, net	(1,691)	315
Deferred revenue	626	(2,542)
Long-term liabilities, net	60	178
Net cash provided by operating activities	66	132

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(781)	(517)
Proceeds from sale of IPv4 addresses	339	-
Net cash used in investing activities	(442)	(517)

Cash flows (used in) provided by financing activities:
Dividends paid	(2,312)	(2,305)
Repurchase of shares to satisfy tax withholdings	-	(136)
Net cash used in financing activities	(2,312)	(2,441)

Effect of exchange rates on cash and cash equivalents	(265)	(5)

Decrease in cash and cash equivalents	(2,953)	(2,831)
Cash and cash equivalents - beginning of year	28,074	27,927
Cash and cash equivalents - end of year	$25,121	$25,096

Cash paid during the period for:
Interest	$5	$15
Income taxes (net of refunds)	$395	$(206)

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

Immaterial Restatement of Previously Issued Financial Statements

Subsequent to the issuance of our fiscal year 2014 Consolidated Financial Statements, we identified an error in the Consolidated Statement of Cash Flows relating to the presentation of spare parts purchases used to support our obligations under customer contracts.  Cash outflows of $591,000, $266,000 and $378,000 for the years ended June 30, 2014, 2013 and 2012, respectively, $278,000 for the six-months ended December 31, 2013, and $106,000 and $177,000 for the three-months ended September 30, 2014 and 2013, respectively, were improperly classified as investing rather than as operating activities in the Consolidated Statements of Cash Flows.  We have evaluated the effects of these misstatements for each of these periods and concluded that none of these periods are materially misstated.  Notwithstanding, we have  corrected the accompanying  cash flow presentation for the six-months ended December 31, 2013 and will correct the applicable comparable prior periods in our future filings.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The impact of this error on our previously issued Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2013 is presented below (in thousands):

	Consolidated Statements of Cash Flows for the six months ended December 31, 2013
	As Previously Reported	Adjustments	As Restated

Depreciation and amortization	$1,273	$(141)	$1,132
Other non-cash expenses	(61)	141	80
Other long-term assets, net	(1)	(278)	(279)
Net cash provided by operating activities	410	(278)	132

Net cash used in investing activities	(795)	278	(517)

Additionally, and in connection with the correction noted above, we have reclassified $913,000 of non-current spare parts from property and equipment, net on our June 30, 2014 balance sheet, to other non-current assets to conform to the December 31, 2014 presentation.  Depreciation and amortization and other non-cash expense are included in cost of sales in our income statement.

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

Income Taxes

As of June 30, 2014, we had U.S. federal net operating loss carryforwards of approximately $94,417,000 for income tax purposes, of which none expire in fiscal year 2015, and the remainder expire at various dates through 2034.  We completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code of 1986 (the “Code”) on our ability to utilize these net operating losses.  The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2014.

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical and future projected operations along with other positive and negative evidence in assessing if sufficient future taxable income will be generated to use the existing deferred tax assets.  The following summarizes our conclusions on the need for a valuation allowance in each jurisdiction as of December 31, 2014:

U.S. - As of June 30, 2014, we had realized a three-year cumulative accounting profit in the U.S. adjusted for permanent differences and other non-recurring events, including the 2013 gain on the sale of certain patents, and adjusting for the loss of a long time customer. This three-year period is the standard period by which we initially assess each jurisdiction and is strong objective evidence, whether positive or negative, to be considered in the release or recording of any valuation allowance.  In determining whether or not to release valuation allowance for the U.S. jurisdiction we considered positive evidence including the three year cumulative accounting profit, current projections of future profitability, lack of any significant claims or loss contingencies, and positive cash from operations.  Negative evidence considered includes significant volatility in our operations, history of NOLs expiring unused, concentration of our customer base including the risk of global consolidation in the cable industry, and the loss of a long-time customer in the current year.  Based on our analysis of both positive and negative evidence, we concluded during fourth quarter of our fiscal year 2014 that it is now more likely than not that we will realize a portion of our U.S. deferred tax asset, as the positive objective evidence, including the three-year cumulative accounting gain, outweighed the negative subjective evidence of customer concentration and volatility in our business.  As of December 31, 2014, we have not experienced a material change in our business or significant event that would change the conclusion we reached as of June 30, 2014.  Results materially different from our current expectations on an ongoing basis, or significant events such as the acquisition or loss of a major customer, or the change in buying habits of our customers, could result in future additional change in the valuation allowance. We will continue to evaluate our assumptions each quarter regarding the need for a change in our valuation allowance and will make appropriate adjustments as necessary.

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

Hong Kong - In prior periods, we have demonstrated both the intent and ability to remain permanently reinvested in our foreign subsidiaries.  We evaluate and document this assertion each quarter.  This has allowed us to utilize the indefinite reversal exception of ASC 740-30-25-18, which provides an exception to the recognition of any outside basis differences in our investment in foreign subsidiaries.  The most common example of an outside basis difference is undistributed earnings of foreign subsidiaries.  During the second quarter of 2014, we have begun to reevaluate the long-term sustainability of our Hong Kong subsidiary.  While we have not reached any conclusions as of December 31, 2014, we no longer believe that we can positively assert that we will remain permanently reinvested in Hong Kong.  As such, we concluded that a full valuation allowance against our Hong Kong subsidiary’s deferred tax assets continues to be warranted. ASC 740-30-25-19 requires that if circumstances change and it becomes apparent that some or all of the undistributed earnings of a subsidiary will be remitted in the foreseeable future but income taxes have not been recognized by the parent entity, the parent entity shall accrue as an expense of the current period any income taxes attributable to that remittance.  We have reviewed the potential impact of the repatriation of the Hong Kong subsidiary’s earnings to the U.S.  Due to significant net operating losses generated over the years by that subsidiary, we do not believe that there will be any material income taxes attributable to any remittance of earnings from the Hong Kong subsidiary.

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

We recorded an income tax benefit of ($123,000) and an income tax provision of $54,000 during the three and six months ended December 31, 2014, respectively.  For the three months ended December 31, 2014, our income tax benefit is primarily due to year-to-date losses in the U.S., the benefit of which exceeded the income tax provision generated by profitable operations in the U.K. and Japan.  For the six months ended December 31, 2014, our income tax provision is primarily due to a similar netting of the benefits expected from year-to-date losses in the U.S. against the income tax provision generated by profitable operations in the U.K. and Japan.    Our U.S. tax provision is comprised primarily of non-cash deferred income tax expense; any U.S. tax provision is expected to primarily impact our net operating losses which will offset most cash taxes that would otherwise be owed.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

Our financial assets as of both December 31, 2014 and June 30, 2014 consisted of cash and money market funds.  Our money market funds are highly liquid and have a maturity of three months or less, and as such are considered cash equivalents.  Our cash and money market funds are both Level 1 assets and we had no other financial assets as of both December 31, 2014 and June 30, 2014.

3.	Basic and Diluted Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.  Common share equivalents of 145,000 and 172,000 for the three months ended December 31, 2014 and 2013, respectively, were excluded from the calculation as their effect was antidilutive.  Common share equivalents of 195,000 and 116,000 for the six months ended December 31, 2014 and 2013, respectively, were excluded from the calculation as their effect was antidilutive.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Basic and diluted earnings per share (EPS) calculation:
Net (loss) income	$(571)	$1,089	$(184)	$1,823

Basic weighted average number of shares outstanding	9,088	8,934	9,039	8,874
Effect of dilutive securities:
Restricted stock	-	97	-	174
Stock options	-	10	-	12
Diluted weighted average number of shares outstanding	9,088	9,041	9,039	9,060
Basic EPS	$(0.06)	$0.12	$(0.02)	$0.21
Diluted EPS	$(0.06)	$0.12	$(0.02)	$0.20

4.	Share-Based Compensation

As of December 31, 2014, we had share-based compensation plans which are described in Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2014.  We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  As of December 31, 2014, we had 179,797 stock options outstanding and 380,428 restricted shares outstanding.  No stock options were granted or exercised during the six months ended December 31, 2014, and 3,520 options expired during the six months ended December 31, 2014.  A summary of the activity of our time-based, service condition restricted shares during the six months ended December 31, 2014, is presented below:

Restricted Stock Awards	Shares	Weighted- Average Grant-Date Fair-Value

Non-vested at July 1, 2014	183,634	$6.08
Granted	254,000	7.03
Vested	(86,096)	6.31
Forfeited	(8,703)	7.71
Non-vested at December 31, 2014	342,835	$6.69

During the six months ended December 31, 2014, we released restrictions on 51,293 previously granted performance based restricted shares, based upon achievement of performance goals attributable to our fiscal year 2014 financial results.  A summary of the activity of our performance based restricted shares during the six months ended December 31, 2014, is presented below:

Performance Stock Awards	Shares	Weighted Average Grant Date Fair Value

Non-vested at July 1, 2014	115,912	$5.59
Granted	-	-
Vested	(51,293)	5.30
Forfeited	(27,026)	6.01
Non-vested at December 31, 2014	37,593	$5.70

CONCURRENT COMPUTER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

We recorded share-based compensation related to the issuance of restricted stock to employees and board members as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Share-based compensation expense included in the Statement of operations:
Cost of sales	$13	$14	$27	$28
Sales and marketing	32	43	72	90
Research and development	23	41	51	76
General and administrative	117	140	261	435
Total	185	238	411	629
Tax benefit	-	-	-	-
Share-based compensation expense, net of taxes	$185	$238	$411	$629

5.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method.  We reduce our excess and obsolete inventory to market value, if below cost, based upon historical and anticipated usage.  The components of inventories are as follows (in thousands):

	December 31, 2014	June 30, 2014
Raw materials	$1,077	$1,265
Work-in-process	245	319
Finished goods	1,013	1,688
Total inventory	$2,335	$3,272

6.	Other Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2014	June 30, 2014
Cost of amortizable intangibles:
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Patents	113	101
Total cost of intangibles	9,713	9,701
Less accumulated amortization:
Purchased technology	(7,700)	(7,700)
Customer relationships	(1,593)	(1,506)
Patents	(24)	(19)
Total accumulated amortization	(9,317)	(9,225)

Total intangible assets, net	$396	$476

Amortization expense was $92,000 and $291,000 for the six months ended December 31, 2014 and 2013, respectively.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

7.	Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands):

	December 31, 2014	June 30, 2014
Accounts payable, trade	$2,213	$1,838
Accrued payroll, vacation, severance and other employee expenses	2,538	4,331
Accrued income taxes	94	221
Dividend payable - current	71	67
Other accrued expenses	1,078	1,134
Total accounts payable and accrued expenses	$5,994	$7,591

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
United States	$8,369	$9,548	$19,249	$21,750
Canada	1,038	2,013	1,941	2,258
Total North America	9,407	11,561	21,190	24,008

Japan	3,402	2,468	5,265	5,448
Other Asia Pacific countries	727	1,371	945	2,192
Total Asia Pacific	4,129	3,839	6,210	7,640

Europe	2,457	2,437	6,130	3,387

South America	3	-	6	-
Total revenue	$15,996	$17,837	$33,536	$35,035

In addition, the following summarizes revenues by significant customer where such revenue accounted for 10% or more of total revenues for any one of the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Customer A	13%	10%	12%	<10%
Customer B	12%	<10%	<10%	<10%
Customer C	<10%	<10%	11%	<10%
Customer D	<10%	<10%	<10%	20%

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

We assess credit risk through ongoing credit evaluations of customers’ financial condition, and collateral is generally not required.  The following summarizes accounts receivable by significant customers for whom accounts receivable were 10% or more of total accounts receivables for any one of the indicated periods:

	December 31, 2014	June 30, 2014
Customer E	15%	<10%
Customer B	14%	10%
Customer A	13%	<10%
Customer F	<10%	15%
Customer G	<10%	12%
Customer H	<10%	11%

There were no other customers representing 10% or more of our trade receivables at December 31, 2014 and June 30, 2014.

The following summarizes purchases from significant vendors where such purchases accounted for 10% or more of total purchases for any one of the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Vendor A	18%	21%	19%	15%
Vendor B	18%	19%	17%	21%
Vendor C	14%	21%	15%	20%
Vendor D	11%	<10%	<10%	<10%

9.	Retirement Plans

The following table provides detail of the components of net periodic benefit cost of our German subsidiary’s defined benefit pension plan for the three and six months ended December 31, 2014 and 2013 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Service cost	$-	$-	$-	$-
Interest cost	33	43	68	86
Expected return on plan assets	(15)	(15)	(31)	(30)
Amortization of net (gain) loss	10	4	21	9
Net periodic benefit cost	$28	$32	$58	$65

We contributed $5,000 and $11,000 to our German subsidiary’s defined benefit pension plan during the three and six months ended December 31, 2014, respectively, and expect to make additional, similar, quarterly contributions during the remaining quarters of our fiscal year 2015.  We contributed $6,000 and $13,000 to our German subsidiary’s defined benefit pension plan during the three and six months ended December 31, 2013, respectively.

We maintain a U.S. employee retirement savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code.  We match 50% of the first 5% of the employee’s annual salary invested by the employee in the 401(k) plan.  We contributed $83,000 and $220,000 in matching funds to the 401(k) plan during the three and six months ended December 31, 2014, respectively.  We contributed $82,000 and $180,000 in matching funds to the 401(k) plan during the three and six months ended December 31, 2013, respectively.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our U.K. based employees.  For our U.K. based employees who contribute 4% or more of their salary to the Stakeholder Plan, we match 100% of employee contributions, up to 7% of their salary.  We contributed $14,000 and $28,000 to the Stakeholder Plan during the three and six months ended December 31, 2014, respectively.  We contributed $18,000 and $35,000 to the Stakeholder Plan during the three and six months ended December 31, 2013, respectively.

10.	Dividends

During the six months ended December 31, 2014, our Board of Directors approved two quarterly cash dividends.  The following summarizes our dividend activity during the six months ended December 31, 2014:

Record	Payment		Dividend
Date	Date	Type	Per Share	Total
September 15, 2014	September 29, 2014	Quarterly	$0.12	$1,112,000
December 16, 2014	December 30, 2014	Quarterly	$0.12	$1,137,000
Total				$2,249,000

As of December 31, 2014, we have $188,000 of dividends payable to holders of restricted common stock who held restricted shares at the time of dividend record dates and still hold those restricted shares as of December 31, 2014.  Such dividends will be paid when the restrictions on a holder’s restricted common shares lapse.  This dividend payable is divided between current payable and non-current payable in the amounts of $71,000 and $117,000, respectively, based upon the expected vesting date of the underlying shares. These holders of restricted common stock will receive the dividend payments as long as they remain eligible at the vesting date of the shares. As the participants are not entitled to these dividends unless they complete the requisite performance criteria and service period for the shares to vest, they are not participating dividends as defined under ASC 260-10.

11.	Sale of IPv4 addresses

During the six months ended December 31, 2014, we sold a block of non-strategic IPv4 addresses to a single buyer.  This block of IPv4 addresses, which was recorded at $0 book value, has not been a material part of our ongoing operations. Our $339,000 gain on the sale of these addresses is net of broker fees incurred to consummate the transaction.  We recorded the transaction as a “gain on sale of IPv4 addresses, net” as part of operating expenses within our Statement of Operations.

12.	Commitments and Contingencies

From time to time, we are involved in litigation incidental to the conduct of our business.  We believe that such pending litigation will not have a material adverse effect on our results of operations or financial condition.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

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

Pursuant to the terms of the employment agreements with our executive officers and certain other employees, employment may be terminated by either the respective executive officer or us at any time.  In the event the employee voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  In the event our CEO resigns within three months of a change in control or the CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two, as well as incremental medical costs.  Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period.  At December 31, 2014, the maximum contingent liability under these and other executives’ agreements is $2,329,000.  Our employment agreements with certain of our employees contain certain offset provisions, as defined in their respective agreements.

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

Recent Events

On November 18, 2014, our Board of Directors appointed Derek Elder as our President and Chief Executive Officer, effective immediately upon the November 21, 2014 departure of Dan Mondor, our former President and Chief Executive Officer.  Mr. Elder will also serve as a director of the Company.  Mr. Elder most recently served as Senior Vice President and General Manager of the DOCSIS & Multiservice Gateway business unit at ARRIS Group, Inc. (“ARRIS”) since April 2013.  He has also held a number of other leadership positions at ARRIS in sales, product management and marketing during his ten-year tenure, including serving as Senior Vice President & General Manager, Touchstone Broadband CPE Division from March 2011 to April 2013, Senior Vice President, Product Management & Marketing from May 2008 to May 2011 and Senior Vice President, North American Sales prior thereto.  Prior to ARRIS, Mr. Elder was a technology and business leader at Tropic Networks, Cisco Systems and Narad Networks, Inc.

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

Results of Operations

The three months ended December 31, 2014 compared to the three months ended December 31, 2013

	Three Months Ended December 31,
(Dollars in Thousands)	2014	2013	$ Change	% Change
Product revenue	$11,076	$11,008	$68	0.6%
Service revenue	4,920	6,829	(1,909)	(28.0%)
Total revenue	15,996	17,837	(1,841)	(10.3%)
Product cost of sales	4,779	5,222	(443)	(8.5%)
Service cost of sales	2,410	2,659	(249)	(9.4%)
Total cost of sales	7,189	7,881	(692)	(8.8%)
Product gross margin	6,297	5,786	511	8.8%
Service gross margin	2,510	4,170	(1,660)	(39.8%)
Total gross margin	8,807	9,956	(1,149)	(11.5%)
Operating expenses:
Sales and marketing	3,513	3,513	-	0.0%
Research and development	3,412	3,416	(4)	(0.1%)
General and administrative	2,490	1,894	596	31.5%
Total operating expenses	9,415	8,823	592	6.7%
Operating (loss) income	(608)	1,133	(1,741)	NM (1)

Interest income (expense), net	2	(13)	15	NM (1)
Other expense, net	(88)	(50)	(38)	76.0%
(Loss) income before income taxes	(694)	1,070	(1,764)	NM (1)
Benefit for income taxes	(123)	(19)	(104)	NM (1)

Net (loss) income	$(571)	$1,089	$(1,660)	NM (1)

(1)	NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the three months ended December 31, 2014 was $11.1 million, an increase of approximately $0.1 million, or 0.6%, from $11.0 million for the three months ended December 31, 2013.  The increase in product revenue resulted from the $0.4 million, or 6.9% increase in our video solutions product revenue for the three months ended December 31, 2014, compared to the same period in the prior year.  The period over period increase in video solutions product revenue resulted from $0.9 million of incremental revenue from our largest Japanese video solutions customer that purchased content storage solutions during the three months ended December 31, 2014.  Partially offsetting our increase in Japanese video solutions product revenue, we generated approximately $0.5 million less revenue in North America during the three months ended December 31, 2014, compared to the same period in the prior year, due to a lower volume of video solutions system sales to our existing North American customers in the current period.  Fluctuation in video solutions product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.  Our video solutions product revenue is also subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate.

Partially offsetting our increase in video solutions product revenue, our real time product revenue decreased approximately $0.3 million, or 5.7%, for the three months ended December 31, 2014, compared to the same period in the prior year, primarily due to a $0.8 million decrease in real-time product revenue in the Asia-Pacific region.  In the prior year period we sold a larger volume of iHawk and Imagen systems to customers in the Asia-Pacific region than in the current year period. Partially offsetting our decrease in Asia-Pacific real time product sales, in North America and Europe we generated a combined $0.5 million of additional real-time product sales during the three months ended December 31, 2014, compared to the same period in the prior year, due to a higher volume of iHawk sales in these two markets.

Service Revenue.  Total service revenue for the three months ended December 31, 2014 was $4.9 million, a decrease of $1.9 million, or 28.0%, from $6.8 million for the three months ended December 31, 2013.  This decrease was due to the $1.9 million, or 42.5%, decrease in video solutions service revenue.  Approximately $0.6 million of the decrease in video solutions service revenue resulted from the completion of a MDI managed service contract during our fiscal year 2014 that was not renewed.  Additionally, in the prior year period, we recognized $0.6 million of MDI reporting services revenue that did not recur in the current year period.  The remaining decrease in our video solutions service revenue was attributable to a decrease in our video solutions maintenance revenue.  A customer that accounted for approximately 6.0% of our total service revenue during the three months ended December 31, 2013 indicated that it was winding down its purchase of maintenance services from us.  Our loss of maintenance revenue from this customer accounted for a $0.3 million decrease in maintenance service revenue for the three months ended December 31, 2014, compared to the same period in the prior year.  In the event that we are not able to replace this revenue with new customer revenue and other service revenues going forward, our service revenue will be impacted in the future.  The remaining decrease in maintenance revenue was primarily attributable to a large customer transitioning to a lower level of maintenance for which we charge a lower rate.

Product Gross Margin.  Product gross margin was $6.3 million for the three months ended December 31, 2014, an increase of approximately $0.5 million, or 8.8%, from $5.8 million for the three months ended December 31, 2013.    Product gross margin as a percentage of product revenue increased to 56.9% for the three months ended December 31, 2014 from 52.6% for the three months ended December 31, 2013.   Product gross margins increased in terms of dollars due to the period over period increase in revenue.  Product gross margins increased as a percentage of revenue during the three months ended December 31, 2014, compared to the same period in the prior year, primarily due to the mix of our product sales and video solutions customers during each of the periods.

Service Gross Margin.  Service gross margin was $2.5 million for the three months ended December 31, 2014, a decrease of approximately $1.7 million, or 39.8%, from $4.2 million for the three months ended December 31, 2013.  Gross margin on service revenue decreased to 51.0% of service revenue for the three months ended December 31, 2014 from 61.1% of service revenue for the three months ended December 31, 2013.  The decrease in service gross margin was primarily due to the $1.9 million, or 28%, decrease in service revenue for the three months ended December 31, 2014, compared to the same period in the prior year. Partially mitigating the impact of decreasing service revenue on service gross margins, service cost of sales decreased $0.2 million, or 9.4% for the three months ended December 31, 2014, compared to the same period in the prior year.  The decrease in service cost of sales resulted from a $0.2 million decrease in costs to support MDI managed services contracts that have ended.

Sales and Marketing. Sales and marketing expenses remained the same at $3.5 million for both the three months ended December 31, 2014 and 2013.  Our sales and marketing expenses experienced a period over period increase of approximately $0.1 million due to an increase in personnel costs since the prior year period, as we have increased our sales and sales support presence in both Europe and the United States to pursue new business and support existing customers.  Our increase in personnel costs was offset by a $0.1 million decrease in commission and bonus expense during the three months ended December 31, 2014, compared to the same period in the prior year, due to a decrease in revenue and our expectations regarding our ability to meet the current year bonus performance criteria.

Research and Development.  Research and development expenses remained the same at $3.4 million for both of the three months ended December 31, 2014 and 2013.  Our research and development expenses experienced a period over period increase of approximately $0.1 million due to an increase in recruiting fees to identify and hire development personnel to support product and strategic growth initiatives.  Our increase in recruiting costs was offset by a $0.1 million decrease in bonus expense during the three months ended December 31, 2014, compared to the same period in the prior year due to our expectations regarding our ability to meet the current year bonus performance criteria.

General and Administrative.  General and administrative expenses increased $0.6 million, or 31.5%, to $2.5 million for the three months ended December 31, 2014 from $1.9 million for the three months ended December 31, 2013.  This increase was primarily due to $0.8 million of CEO transition costs during the three months ended December 31, 2014.  On November 18, 2014, our Board of Directors appointed Mr. Derek Elder as our President and Chief Executive Officer, effective immediately upon the departure of Mr. Mondor.  Mr. Elder received a $0.1 million sign-on bonus as part of his employment.  Effective November 21, 2014, Dan Mondor, our President and Chief Executive Officer departed the Company.  Mr. Mondor will receive severance compensation approximating $0.7 million, which we have  accrued in the current period, in accordance with the provisions in his amended and restated employment agreement regarding termination without due cause, as described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2010.  Partially offsetting the increase in expenses due to CEO transition costs, bonus incentive compensation decreased by $0.2 million due to our expectations regarding our ability to meet the current year bonus performance criteria.

Other expense, net.  During each of the three months ended December 31, 2014 and 2013, we incurred approximately $0.1 million of realized currency translation losses.  These losses in both periods resulted from the impact of the current period decrease in value of both the euro and Japanese yen, relative to the U.S. dollar, on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our European and Japanese subsidiaries for which the euro and yen are the respective functional currencies.

Benefit for Income Taxes.  We recorded a $0.1 million income tax benefit for the three months ended December 31, 2014 and a $19 thousand income tax benefit for the three months ended December 31, 2013.  Our tax benefit recorded during the current period was primarily attributable to year-to-date losses in the U.S., the benefit of which exceeded the income tax provision generated by profitable operations in the U.K. and Japan.  Our tax benefit recorded during the current period was primarily attributable to taxable income earned in the United States.  Our U.S. tax provision is comprised primarily of non-cash deferred income tax (benefit) and expense, as we expect to be able to utilize net operating losses to offset nearly all cash taxes.  Our tax provision recorded in the prior year period was primarily attributable to the income tax provision recorded by our subsidiary in Japan as a result of its pretax income earned in the period. During the three months ended December 31, 2013, we recorded a $46 thousand tax benefit in our U.K. subsidiary due to a change in U.K. tax law regarding the treatment of research and development tax credits.  This tax law change allowed us to release valuation allowances against our U.K. deferred tax assets during the three months ended December 31, 2013 that we believed were realizable.  Our U.K. tax benefit was partially offset by the income tax provision recorded by our subsidiary in Japan as a result of its pretax income earned during the three months ended December 31, 2013.

In jurisdictions other than the U.S., U.K. and Japan, we either generate net operating losses or occasionally utilize some of the net operating loss carryforward amounts.  However, because of the cumulative accounting losses in those jurisdictions, we maintain a full valuation allowance on those losses.  This results in no net income tax provision impact in those jurisdictions, as of December 31, 2014.

Net (Loss) Income.  Our net loss for the three months ended December 31, 2014 was $0.6 million, or $0.06 loss per basic and diluted share, compared to net income for the three months ended December 31, 2013 of $1.1 million, or $0.12 per basic and diluted share.

The six months ended December 31, 2014 compared to the six months ended December 31, 2013

	Six Months Ended December 31,
(Dollars in Thousands)	2014	2013	$ Change	% Change
Product revenue	$23,554	$22,454	$1,100	4.9%
Service revenue	9,982	12,581	(2,599)	(20.7%)
Total revenue	33,536	35,035	(1,499)	(4.3%)
Product cost of sales	10,319	10,206	113	1.1%
Service cost of sales	4,712	5,371	(659)	(12.3%)
Total cost of sales	15,031	15,577	(546)	(3.5%)
Product gross margin	13,235	12,248	987	8.1%
Service gross margin	5,270	7,210	(1,940)	(26.9%)
Total gross margin	18,505	19,458	(953)	(4.9%)
Operating expenses:
Sales and marketing	7,479	6,995	484	6.9%
Research and development	6,680	6,589	91	1.4%
General and administrative	4,444	3,941	503	12.8%
Gain on sale of IPv4 addresses, net	(339)	-	(339)	NM (1)
Total operating expenses	18,264	17,525	739	4.2%
Operating income	241	1,933	(1,692)	(87.5%)

Interest income (expense), net	5	(16)	21	NM (1)
Other expense, net	(376)	(74)	(302)	NM (1)
(Loss) income before income taxes	(130)	1,843	(1,973)	NM (1)
Provision for income taxes	54	20	34	NM (1)

Net (loss) income	$(184)	$1,823	$(2,007)	NM (1)

(1)	NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the six months ended December 31, 2014 was $23.6 million, an increase of approximately $1.1 million, or 4.9%, from $22.5 million for the six months ended December 31, 2013.  The increase in product revenue resulted from the $1.2 million, or 11.7%, increase in real-time product revenue for the six months ended December 31, 2014, compared to the same period in the prior year.  The period over period increase in real time product revenue resulted from a $2.0 million increase in domestic real-time product sales generated primarily from the one-time sale of a custom simulator system to one of our U.S. defense department affiliated customers during the six months ended December 31, 2014.  Revenue from defense contractors and the government tend to vary by quarter and year, and are dependent upon government initiatives and funding availability. We also generated an additional $0.5 million of real-time product revenue in Europe during the six months ended December 31, 2014, compared to the same period in the prior year, due to a higher volume of iHawk sales to various European customers in the current period.  Partially offsetting our increase in North American and European real-time product revenue, we experienced a $1.3 million decrease in real-time product revenue in the Asia-Pacific region.  In the prior year period we sold a larger volume of iHawk and Imagen systems to customers in the Asia-Pacific region than in the current year period.

Partially offsetting our increase in real-time product revenue, our video solution product revenue decreased approximately $0.1 million, or 0.9%, for the six months ended December 31, 2014, compared to the same period in the prior year, primarily due to the timing of customer orders in our various geographic regions, as follows:

•	North American video solution product revenue decreased $2.0 million during the six months ended December 31, 2014, compared to the same period in the prior year, due to a North American cable service provider purchasing a large volume of video solutions systems in the prior year period that accounted for the majority of our prior year video solutions product revenue. Current year video system sales were more evenly spread among numerous customers; however, we experienced lower overall purchasing volume from our domestic video solutions customers in the current year.

•	Mostly offsetting the decreases in video solutions product revenue in North America, our European video solutions product revenue increased by $1.9 million during the six months ended December 31, 2014, compared to the same period in the prior year. During the current period we recognized revenue from delivery of our content delivery network solutions to an existing European customer and from delivery of our network DVR technology as part of another existing European customer’s expansion of its existing systems.

Fluctuation in video solutions product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.  Our video solutions product revenue is also subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate.

Service Revenue.  Total service revenue for the six months ended December 31, 2014 was $10.0 million, a decrease of $2.6 million, or 20.7%, from $12.6 million for the six months ended December 31, 2013.  This decrease was due to the $2.7 million, or 32.8%, decrease in video solutions service revenue.  Approximately $0.8 million of the decrease in video solutions service revenue resulted from the completion of a MDI managed service contract that we completed during our fiscal year 2014 and that was not renewed.  Additionally, in the prior year period, we recognized $0.7 million of MDI reporting services revenue that did not recur in the current year.  The remaining decrease in our video solutions service revenue was attributable to a decrease in our video solutions maintenance revenue.  During the six months ended December 31, 2013, a customer that accounted for approximately 6% of our total service revenue indicated that it was winding down its purchase of maintenance services from us.  Our loss of maintenance revenue from this customer accounted for a $0.6 million decrease in maintenance service revenue for the six months ended December 31, 2014, compared to the same period in the prior year.  In the event that we are not able to replace this revenue with new customer revenue and other service revenues going forward, our service revenue will be impacted in the future.  The remaining decrease in maintenance revenue was primarily attributable to a $0.2 million decrease in installation revenue and a large customer transitioning to a lower level of maintenance for which we charge a lower rate.

Product Gross Margin.  Product gross margin was $13.2 million for the six months ended December 31, 2014, an increase of approximately $1.0 million, or 8.1%, from $12.2 million for the six months ended December 31, 2013.    Product gross margin as a percentage of product revenue increased to 56.2% for the six months ended December 31, 2014 from 54.5% for the six months ended December 31, 2013.   Product gross margins increased in terms of dollars due to the period over period increase in revenue.  Product gross margins increased as a percentage of revenue during the six months ended December 31, 2014, compared to the same period in the prior year, primarily due to the mix of our product sales and video solutions customers during each of the periods.

Service Gross Margin.  Service gross margin was $5.3 million for the six months ended December 31, 2014, a decrease of approximately $1.9 million, or 26.9%, from $7.2 million for the six months ended December 31, 2013.  Gross margin on service revenue decreased to 52.8% of service revenue for the six months ended December 31, 2014 from 57.3% of service revenue for the six months ended December 31, 2013.  The decrease in service margin as a percentage of service revenue was primarily due to the period-over-period decrease in service revenue by a greater percentage than the period-over-period decrease in service costs.  The decrease in service cost of sales resulted from a $0.2 million decrease in amortization of purchased technology related to our MDI solutions, as the amortization period for this intangible ended in the second quarter of our prior fiscal year.  Additionally, we experienced a $0.4 million decrease in costs to support MDI managed services contracts that have ended along with the end of the related revenue from the service contracts at the end of the prior fiscal year.

Sales and Marketing. Sales and marketing expenses increased approximately $0.5 million, or 6.9%, to $7.5 million for the six months ended December 31, 2014 from $7.0 million for the six months ended December 31, 2013.  This period over period increase resulted from a $0.4 million increase in personnel costs during the six months ended December 31, 2014, compared to the same period of the prior year, as we have increased our sales and sales support presence in both Europe and the United States to pursue new business and support existing customers.  We also incurred an additional $0.1 million in recruiting expense during the six months ended December 31, 2014, compared to the same period in the prior year as a result of our hiring of new personnel during the current year period.

Research and Development.  Research and development expenses increased approximately $0.1 million, or 1.4%, to $6.7 million for the six months ended December 31, 2014, from $6.6 million for the six months ended December 31, 2013.  This increase was due to a $0.1 million increase in personnel costs and a $0.2 million increase in recruiting fees during the six months ended December 31, 2014 resulting from an increase in development personnel to support product and strategic growth initiatives.  Partially offsetting the increase in new personnel costs, bonus incentive compensation decreased by $0.2 million during the six months ended December 31, 2014, compared to the same period in the prior year, due to our expectations regarding our ability to meet the current year bonus performance criteria.

General and Administrative.  General and administrative expenses increased approximately $0.5 million, or 12.8%, to approximately $4.4 million for the six months ended December 31, 2014 from $3.9 million for the six months ended December 31, 2013.  This increase was primarily due to $1.0 million of CEO transition costs, including recruiting costs, during the six months ended December 31, 2014.  On November 18, 2014, our Board of Directors appointed Mr. Derek Elder as our President and Chief Executive Officer, effective immediately upon the departure of Mr. Mondor.  Mr. Elder received a $0.1 million sign-on bonus as part of his employment.  Effective November 21, 2014, Dan Mondor, our President and Chief Executive Officer departed the Company.  Mr. Mondor will receive severance compensation approximating $0.7 million, which we have accrued in the current period, in accordance with the provisions in his amended and restated employment agreement regarding termination without due cause, as described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2010.  Furthermore, we incurred approximately $0.2 million of recruiting costs as part of our executive search during the first three months of the six months ended December 31, 2014.  Partially offsetting the increase in expenses from CEO transition costs, bonus incentive compensation decreased by $0.2 million and performance based restricted stock expense decreased by $0.2 million due to our expectations regarding our ability to meet the current year bonus performance criteria.

Gain on sale of IPv4 addresses, net.  During the six months ended December 31, 2014, we sold a block of IPv4 addresses to a single buyer.  This block of non-strategic IPv4 addresses, which was recorded at $0 book value, has not been a material part of our ongoing operations. Our $0.3 million gain on the sale of these addresses is net of broker fees incurred to consummate the transaction.

Other expense, net.  During the six months ended December 31, 2014, we incurred approximately $0.4 million of realized currency translation losses.  These losses resulted from the impact of the current period decrease in value of both the euro and Japanese yen, relative to the U.S. dollar, on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our European and Japanese subsidiaries for which the euro and yen are the respective functional currencies.

Provision for Income Taxes.  We recorded a $54 thousand income tax provision for the six months ended December 31, 2014 and a $20 thousand income tax provision for the six months ended December 31, 2013.  Our tax provision recorded during the current period was primarily attributable to income tax provisions on profitable operations in the U.K. and Japan, which exceeded tax benefits from the year-to-date losses in the U.S.  Our U.S. tax (benefit) provision is comprised primarily of non-cash deferred income tax expense; any U.S. tax provision is expected to primarily impact our net operating losses which will offset most cash taxes that would otherwise be owed.

Our tax provision recorded in the prior year period was primarily attributable to the income tax provision recorded by our subsidiary in Japan as a result of pretax income earned in the period.  However, most of this was offset on a consolidated basis by the release of all valuation allowances against our deferred tax assets in the U.K., during the first half of our fiscal year 2014.  A change in U.K. tax law relative to treatment of research and development tax credits allowed us to release valuation allowances against approximately $0.2 million of deferred tax assets that we believe are now realizable as a result of the current period tax law change.

In jurisdictions other than the U.S., U.K. and Japan, we either generate net operating losses or occasionally utilize some of the net operating loss carryforward amounts.  However, because of the cumulative accounting losses in those jurisdictions, we maintain a full valuation allowance on those losses.  This results in no net income tax provision impact in those jurisdictions, as of December 31, 2014.

Net (Loss) Income.  Our net loss for the six months ended December 31, 2014 was $0.2 million, or $0.02 loss per basic and diluted share, compared to net income for the six months ended December 31, 2013 of $1.8 million, or $0.21 per basic and $0.20 per diluted share.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, product and service costs, operating results and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

•	our reliance on a small customer base, typically represented by a small number of large, concentrated orders (three customers accounted for 31% of our revenue for the six months ended December 31, 2014, and three customers accounted for 34% of our revenue for the six months ended December 31, 2013);

•	our video solutions product revenue is subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate;

•	the rate of growth or decline or change in market, if any, of video solutions market expansions and the pace that video service companies implement, upgrade or replace video solutions technology;

•	the impact of the global economic conditions on our business and our customers, including European Union austerity measures;

•	our ability to renew maintenance and support service agreements with customers and retain existing customers;

•	the impact of U.S. government sequestration on our business and our customers;

•	the rate of growth or decline, if any, of deployment of our real-time products;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems and from MDI managed and maintenance services;

•	our future access to capital;

•	our ability to manage expenses consistent with the rate of growth or decline in our markets;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product and service sales;

•	timing of product shipments, which typically occur during the last month of the quarter;

•	the impact of delays of product acceptance from our customers;

•	the percentage of sales derived from outside the U.S. where there are generally longer accounts receivable collection cycles;

•	the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital;

•	the rate of growth or decline, if any, of sales to the government and government related entities; and

•	the use of cash to pay quarterly and special dividends.

Uses and Sources of Cash

We generated $0.1 million of cash from operating activities during both of the six months ended December 31, 2014 and December 31, 2013, respectively.  Operating cash inflows during the six months ended December 31, 2014 were primarily attributable to the collection of advanced maintenance billings that were recorded as deferred revenue and the timing of our inventory purchases.  Operating cash inflows during the six months ended December 31, 2013 were generated by operating profits during the period.

We invested $0.8 million and $0.5 million in property and equipment during the six months ended December 31, 2014 and 2013, respectively.  Capital additions during each of these periods were primarily related to development and test equipment for our development group, and demonstration systems used by our sales and marketing group.  We expect capital additions to increase during the remainder of our fiscal year.

During the six months ended December 31, 2014, we sold a block of IPv4 addresses to a single buyer for $0.3 million, net of broker fees, for which we received $0.3 million of proceeds during the period. This block of IPv4 addresses, which we have recorded at $0 book value, has not been a material part of our ongoing operations.

During the six months ended December 31, 2014, our Board of Directors approved two quarterly cash dividends of $0.12 per share.  The first dividend was paid on September 29, 2014 to all stockholders of record as of September 15, 2014, aggregating $1.1 million.  The second dividend was paid on December 30, 2014 to all stockholders of record as of December 16, 2014, aggregating $1.1 million.  We also paid an additional $0.1 million of dividends that had been held as dividends payable from previous declarations to restricted stockholders for whom restrictions lapsed during the six months ended December 31, 2014.  We intend to pay regular quarterly cash dividends on our common shares subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant.

We paid $0.1 million for the repurchase and retirement of shares to settle minimum tax withholdings for employees whose restricted stock awards released during the six months ended December 31, 2013.  This tax settlement method was limited to a short period of time within our fiscal year 2014, and we do not anticipate any additional repurchases of stock for this purpose.

At December 31, 2014, we had working capital (current assets less current liabilities) of $28.1 million, including cash and cash equivalents of approximately $25.1 million, and had no material commitments for capital expenditures.  At June 30, 2014, we had working capital of $29.9 million, including cash and cash equivalents of approximately $28.1 million.  Based upon our existing cash balances, historical cash usage, and anticipated operating cash flow in the near term, we believe that existing cash balances will be sufficient to meet our anticipated working capital, capital expenditure requirements and any dividend payments for at least the next twelve months.

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

Evaluation of Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In connection with our evaluation of the immaterial errors in the Condensed Consolidated Statements of Cash Flows discussed in Note 1 to Consolidated Financial Statements, management re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 and concluded that, because of the material weakness identified in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of June 30, 2014, September 30, 2014, or December 31, 2014.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in internal control over financial reporting during the second quarter of our fiscal year 2015 in conjunction with our evaluation of the identified immaterial cash flow presentation errors. Specifically, we determined that our historical presentation of the purchase of customer support spare parts as a component of investing cash flows was in error. The Company’s controls were not properly designed related to the preparation and review of our Consolidated Statements of Cash Flows as of June 30, 2014, September 30, 2014 or December 31, 2014.

Remediation Status of Previously Reported Material Weakness

For the year ended June 30, 2013, it was concluded that a material weakness existed in our internal control over financial reporting related to the preparation and review of our Consolidated Statements of Cash Flows.  Specifically, we had an error related to our determination of the cash flow classification of the proceeds from the one-time intellectual property sale that occurred in June 2013.  As the error was corrected prior to any public disclosure or filing of our results for the year ended June 30, 2013, there was no related misstatement in any of our issued financial statements.  In response to the associated material weakness in internal controls, during the twelve months ended June 30, 2014, we began to include as part of our financial reporting review process, a more thorough examination of the financial reporting impact of new and unusual transactions or accounting issues on all of our financial statements, as well as implementing additional review procedures over our Consolidated Statements of Cash Flows.

In connection with our evaluation of the immaterial errors discussed in Note 1 to the Consolidated Financial Statements, management re-evaluated the effectiveness of the remediation of our previously reported material weakness as of December 31, 2014 and concluded that, because of the material weakness identified in our internal control over financial reporting discussed above, the prior material weakness was not remediated as of June 30, 2014, September 30, 2014, or December 31, 2014.

We are in the process of implementing more robust controls to analyze all balance sheet accounts at a detailed level to ensure that the proper cash flow presentation is in accordance with generally accepted accounting principles.
Changes in Internal Controls

Except for the changes in internal controls to begin remedial actions described above, there were no changes to our internal controls over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

3.6	--Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	--Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	--Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.1	--Employment Agreement of Derek Elder dated November 18, 2014 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 18, 2014).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.
*	Required earnings per share data is provided in the Notes to the condensed consolidated financial statements in this report.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 17, 2015

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

3.6	--Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	--Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	--Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.1	--Employment Agreement of Derek Elder dated November 18, 2014 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 18, 2014).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

*	Required earnings per share data is provided in the Notes to the condensed consolidated financial statements in this report.
**	Filed herewith.