Form 10-Q/A
period 2014-09-30
CONCURRENT COMPUTER CORP/DE
filed 2015-02-19
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

Concurrent Computer Corporation (the “Corporation”)  is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on October 28, 2014, for the purpose of correcting an incorrect reference to internal controls over financial reporting to refer correctly to disclosure controls and procedures  in the last sentence of the first paragraph of “Item 4. Controls and Procedures” of the Form 10-Q, and errors in certain dates referenced in our Certifications provided in Exhibits 32.1 and 32.2.  In addition, subsequent to the filing of our Form 10-Q for the quarter ended September 30, 2014, we identified a material weakness in our internal controls over financial reporting and disclosure controls and procedures, resulting in immaterial errors in our Statements of Cash Flows in prior years and for the 3 months ended September 30, 2014. We have updated our “Item 4. Controls and Procedures” to address the existence of this material weakness.

No other changes have been made to the Form 10-Q. Except for the disclosures in Item 4., this Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect the financial statement impact of events that may have occurred subsequent to the original filing date and does not modify or update any other related disclosures made in the Form 10-Q.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Subsequent to our original conclusion on the effectiveness of our disclosure controls and procedures as of September 30, 2014, and in connection with our evaluation of the immaterial errors in the Condensed Consolidated Statements of Cash Flows discussed in Note 1 to Consolidated Financial Statements, management re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 and concluded that, because of the material weakness identified in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of June 30, 2014 or September 30, 2014.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Subsequent to filing our original Form 10-Q for the first quarter of our fiscal year 2015, we identified a material weakness in internal control over financial reporting during the second quarter of our fiscal year 2015 in conjunction with our evaluation of the identified immaterial cash flow presentation errors. Specifically, we determined that our historical presentation of the purchase of customer support spare parts as a component of investing cash flows was in error. The Company’s controls were not properly designed related to the preparation and review of our Consolidated Statements of Cash Flows as of June 30, 2014 or September 30, 2014.

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

In connection with our evaluation of the immaterial errors discussed in Note 1 to the Consolidated Financial Statements, management re-evaluated the effectiveness of the remediation of our previously reported material weakness as of December 31, 2014 and concluded that, because of the material weakness identified in our internal control over financial reporting discussed above, the prior material weakness was not remediated as of June 30, 2014 or September 30, 2014.

We are in the process of implementing more robust controls to analyze all balance sheet accounts at a detailed level to ensure that the proper cash flow presentation is in accordance with generally accepted accounting principles.

Changes in Internal Controls

As the identification of the above material weakness did not occur until the second quarter of our fiscal year 2015, there have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II	Other Information

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 19, 2015	CONCURRENT COMPUTER CORPORATION

By:	/s/ Emory O. Berry
Emory O. Berry
Chief Financial Officer and Executive Vice President of Operations
(Principal Financial and Accounting Officer)