Form 10-Q
period 2015-03-31
CONCURRENT COMPUTER CORP/DE
filed 2015-04-30
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

or

☐	TransitionReport Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of April 21, 2015 was 9,442,494.

Concurrent Computer Corporation
Form 10-Q
For the Three and Nine Months Ended March 31, 2015

Part I	Financial Information

Item 1.	Condensed Consolidated Financial Statements

Concurrent Computer Corporation
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	March 31, 2015 (Unaudited)	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$26,826	$28,074
Accounts receivable, net of allowance for doubtful accountsof $54 at March 31, 2015 and $78 at June 30, 2014	12,402	11,355
Inventories	3,946	3,272
Deferred income taxes - current, net	1,354	1,458
Prepaid expenses and other current assets	799	804
Total current assets	45,327	44,963

Property, plant and equipment, net	2,411	2,168
Intangible assets, net	367	476
Deferred income taxes, net	12,927	13,231
Other long-term assets	1,312	1,548
Total assets	$62,344	$62,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,098	$7,591
Deferred revenue	10,049	7,441
Total current liabilities	17,147	15,032

Long-term liabilities:
Deferred revenue	1,929	1,400
Pension liability	2,867	3,566
Other	1,677	1,934
Total liabilities	23,620	21,932

Commitments and contingencies (Note 12)

Stockholders' equity:
Shares of series preferred stock, par value $.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $.01; 14,000,000 authorized;
9,134,043 and 8,996,655 issued and outstanding at March 31, 2015 and June 30, 2014	91	90
Capital in excess of par value	210,353	209,711
Accumulated deficit	(171,715)	(169,001)
Treasury stock, at cost; 37,788 shares	(255)	(255)
Accumulated other comprehensive income	250	(91)
Total stockholders' equity	38,724	40,454

Total liabilities and stockholders' equity	$62,344	$62,386

The accompanying notes are an integral part of the condensed consolidated financial statements.

 Concurrent Computer Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenues:
Product	$11,327	$12,197	$34,881	$34,651
Service	5,783	6,081	15,765	18,662
Total revenues	17,110	18,278	50,646	53,313

Cost of sales:
Product	4,578	5,495	14,897	15,701
Service	2,447	2,535	7,159	7,906
Total cost of sales	7,025	8,030	22,056	23,607

Gross margin	10,085	10,248	28,590	29,706

Operating expenses:
Sales and marketing	3,410	3,595	10,889	10,590
Research and development	3,484	3,409	10,164	9,998
General and administrative	1,729	1,984	6,173	5,925
Gain on sale of IPv4 addresses, net	-	-	(339)	-
Total operating expenses	8,623	8,988	26,887	26,513

Operating income	1,462	1,260	1,703	3,193

Interest income	2	2	7	18
Interest expense	-	(9)	-	(41)
Other expense, net	(1)	(31)	(377)	(105)

Income before income taxes	1,463	1,222	1,333	3,065

Provision for income taxes	679	140	733	160

Net income	$784	$1,082	$600	$2,905

Net income per share
Basic	$0.09	$0.12	$0.07	$0.33
Diluted	$0.09	$0.12	$0.07	$0.32
Weighted average shares outstanding - basic	9,096	8,944	9,058	8,897
Weighted average shares outstanding - diluted	9,143	9,090	9,141	9,074
Cash dividends declared per common share	$0.12	$0.12	$0.36	$0.36

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In Thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net income	$784	$1,082	$600	$2,905

Other comprehensive income:
Foreign currency translation adjustment	210	31	311	(114)
Pension and post-retirement benefits, net of tax	10	5	30	15
Other comprehensive income (loss)	220	36	341	(99)
Comprehensive income	$1,004	$1,118	$941	$2,806

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars In Thousands)
For the Nine Month Period Ended March 31, 2015

	Common Stock					Treasury Stock
	Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comp. Income	Shares	Cost	Total

Balance at June 30, 2014	8,996,655	$90	$209,711	$(169,001)	$(91)	(37,788)	$(255)	$40,454
Comprehensive income:
Net income				600				600
Foreign currency translation adj					311			311
Pension plan					30			30
Total Comprehensive income								941

Dividends declared				(3,382)				(3,382)
Dividends forfeited with restricted stock forfeitures				68				68
Restricted stock compensation expensed			643					643
Lapse of restriction on restricted stock	137,388	1	(1)					-
Balance at March 31, 2015	9,134,043	$91	$210,353	$(171,715)	$250	(37,788)	$(255)	$38,724

The accompanying notes are an integral part of the condensed consolidated financial statements

Concurrent Computer Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

	Nine Months Ended March 31,
	2015	2014

Cash flows provided by (used in) operating activities:
Net income	$600	$2,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,317	1,574
Gain on sale of IPv4 addresses, net	(339)	-
Share-based compensation	643	883
Inventory provision	549	254
Other non-cash expenses	713	(32)
Decrease (increase) in assets:
Accounts receivable	(1,906)	(7,484)
Inventories	(927)	(798)
Prepaid expenses and other current assets, net	(44)	879
Other long-term assets, net	(373)	(476)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses, net	(287)	1,545
Deferred revenue	3,439	(557)
Long-term liabilities, net	100	225
Net cash provided by (used in) operating activities	3,485	(1,082)

Cash flows (used in) provided by investing activities:
Additions to property and equipment	(1,505)	(847)
Proceeds from sale of IPv4 addresses	339	-
Net cash used in investing activities	(1,166)	(847)

Cash flows used in financing activities:
Dividends paid	(3,404)	(3,378)
Repurchase of shares to satisfy tax withholdings	-	(136)
Net cash used in financing activities	(3,404)	(3,514)

Effect of exchange rates on cash and cash equivalents	(163)	(32)

Decrease in cash and cash equivalents	(1,248)	(5,475)
Cash and cash equivalents - beginning of year	28,074	27,927
Cash and cash equivalents - end of year	$26,826	$22,452

Cash paid during the period for:
Interest	$6	$22
Income taxes (net of refunds)	$562	$(136)

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

Immaterial Restatement of Previously Issued Financial Statements
Subsequent to the issuance of our fiscal year 2014 Consolidated Financial Statements, we identified an error in the Consolidated Statement of Cash Flows relating to the presentation of spare parts purchases used to support our obligations under customer contracts.  Cash outflows of $444,000 for the nine months ended March 31, 2014 were improperly classified as investing rather than as operating activities in the Consolidated Statements of Cash Flows.  We have evaluated the effects of these misstatements for each of these periods and concluded that none of these periods are materially misstated.  Notwithstanding, we have  corrected the accompanying  cash flow presentation for the nine months ended March 31, 2014 and will correct the applicable comparable prior periods in our future filings.

The impact of this error on our previously issued Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 is presented below (in thousands):

	Consolidated Statements of Cash Flows for the nine months ended March 31, 2014
	As Previously Reported	Adjustments	As Restated
Depreciation and amortization	$1,795	$(221)	$1,574
Inventory provision	33	221	254
Other long-term assets, net	(32)	(444)	(476)
Net cash used in operating activities	$(638)	$(444)	$(1,082)

Additions to property and equipment	$(1,291)	$444	$(847)
Net cash used in investing activities	$(1,291)	$444	$(847)

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Additionally, and in connection with the correction noted above, we have reclassified $913,000 of non-current spare parts from property and equipment, net on our June 30, 2014 balance sheet, to other long-term assets to conform to the March 31, 2015 presentation.  Related depreciation is included in cost of sales in our income statement.

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

Income Taxes

As of June 30, 2014, we had U.S. federal net operating loss carryforwards of approximately $94.4 million for income tax purposes, of which none expire in fiscal year 2015, and the remainder expire at various dates through 2034.  We completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code of 1986 (the “Code”) on our ability to utilize these net operating losses.  The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2014.

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance, we consider our historical and future projected operations along with other positive and negative evidence in assessing if sufficient future taxable income will be generated to use the existing deferred tax assets.  The following summarizes our conclusions on the need for a valuation allowance in each jurisdiction as of March 31, 2015:

U.S. - As of June 30, 2014, we had realized a three-year cumulative accounting profit in the U.S. adjusted for permanent differences and other non-recurring events, including the 2013 gain on the sale of certain patents, and adjusting for the loss of a long time customer. This three-year period is the standard period by which we initially assess each jurisdiction and is strong objective evidence, whether positive or negative, to be considered in the release or recording of any valuation allowance.  In determining whether or not to release valuation allowance for the U.S. jurisdiction we considered positive evidence including the three year cumulative accounting profit, current projections of future profitability, lack of any significant claims or loss contingencies, and positive cash from operations.  Negative evidence considered includes significant volatility in our operations, history of NOLs expiring unused, concentration of our customer base including the risk of global consolidation in the cable industry, and the loss of a long-time customer in the current year.  Based on our analysis of both positive and negative evidence, we concluded during the fourth quarter of our fiscal year 2014 that it is now more likely than not that we will realize a portion of our U.S. deferred tax asset, as the positive objective evidence, including the three-year cumulative accounting gain, outweighed the negative subjective evidence of customer concentration and volatility in our business.  As of March 31, 2015, we have not experienced a material change in our business or significant event that would change the conclusion we reached as of June 30, 2014.  Results materially different from our current expectations on an ongoing basis, or significant events such as the acquisition or loss of a major customer, or the change in buying habits of our customers, could result in future additional change in the valuation allowance. We will continue to evaluate our assumptions each quarter regarding the need for a change in our valuation allowance and will make appropriate adjustments as necessary.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

Hong Kong - In prior periods, we have demonstrated both the intent and ability to remain permanently reinvested in our foreign subsidiaries.  We evaluate and document this assertion each quarter.  This has allowed us to utilize the indefinite reversal exception of ASC 740-30-25-18, which provides an exception to the recognition of any outside basis differences in our investment in foreign subsidiaries.  The most common example of an outside basis difference is undistributed earnings of foreign subsidiaries.  During the second quarter of 2014, we began to reevaluate the long-term sustainability of our Hong Kong subsidiary.  While we have not reached any conclusions as of March 31, 2015, we no longer believe that we can positively assert that we will remain permanently reinvested in Hong Kong.  As such, we concluded that a full valuation allowance against our Hong Kong subsidiary’s deferred tax assets continues to be warranted. ASC 740-30-25-19 requires that if circumstances change and it becomes apparent that some or all of the undistributed earnings of a subsidiary will be remitted in the foreseeable future but income taxes have not been recognized by the parent entity, the parent entity shall accrue as an expense of the current period any income taxes attributable to that remittance.  We have reviewed the potential impact of the repatriation of the Hong Kong subsidiary’s earnings to the U.S.  Due to significant net operating losses generated over the years by that subsidiary, we do not believe that there will be any material income taxes attributable to any remittance of earnings from the Hong Kong subsidiary.

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

We recorded an income tax provision of $679,000 and $733,000 during the three and nine months ended March 31, 2015, respectively.  For both the three and nine months ended March 31, 2015, our income tax provision was primarily due to taxable income in the U.S., Japan, and the United Kingdom.  Our U.S. tax provision is comprised primarily of non-cash deferred income tax expense; any U.S. tax provision is expected to primarily impact our net operating losses which will offset most cash taxes that would otherwise be owed.

Recently Issued Accounting Pronouncements

Adopted

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05, Foreign Currency Matters (Topic 830) which provides guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance was effective for us beginning July 1, 2014 and did not have a material impact on our financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This amendment requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss or a tax credit carryforward, unless certain conditions exist. This guidance is effective prospectively for annual reporting periods (and the interim periods within) beginning after December 15, 2013. Early adoption and retrospective application are permitted. The guidance was effective for us beginning July 1, 2014 and did not have any impact on our financial statements, as there were no net operating loss carryforwards attributable to any of our uncertain tax positions.

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

2.	Summary of Significant Accounting Policies

Revenue Recognition Policy

We generate revenue from the sale of products and services. We commence revenue recognition when all of the following conditions are met:

●	persuasive evidence of an arrangement exists,
●	the system has been delivered or the services have been performed,
●	the fee is fixed or determinable, and
●	collectability of the fee is probable.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

●	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;

●	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

●	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

Our financial assets as of both March 31, 2015 and June 30, 2014 consisted of cash and money market funds.  Our money market funds are highly liquid and have a maturity of three months or less, and as such are considered cash equivalents.  Our cash and money market funds are both Level 1 assets and we had no other financial assets as of both March 31, 2015 and June 30, 2014.

3.	Basic and Diluted Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Diluted earnings per common share assumes exercise of outstanding stock options and vesting of restricted stock when the effects of such assumptions are dilutive.  Common share equivalents of 128,000 and 106,000 for the three months ended March 31, 2015 and 2014, respectively, were excluded from the calculation as their effect was antidilutive.  Common share equivalents of 100,000 and 112,000 for the nine months ended March 31, 2015 and 2014, respectively, were excluded from the calculation as their effect was antidilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the periods indicated (dollars and share data in thousands, except per-share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Basic and diluted earnings per share (EPS) calculation:
Net income	$784	$1,082	$600	$2,905

Basic weighted average number of shares outstanding	9,096	8,944	9,058	8,897
Effect of dilutive securities:
Restricted stock	45	129	80	164
Stock options	2	17	3	13
Diluted weighted average number of shares outstanding	9,143	9,090	9,141	9,074
Basic EPS	$0.09	$0.12	$0.07	$0.33
Diluted EPS	$0.09	$0.12	$0.07	$0.32

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

4.	Share-Based Compensation

As of March 31, 2015, we had share-based compensation plans which are described in Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2014.  We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  As of March 31, 2015, we had 114,198 stock options outstanding and 346,239 restricted shares outstanding.  No stock options were granted or exercised during the nine months ended March 31, 2015, and 69,119 options expired or were forfeited during the nine months ended March 31, 2015.  A summary of the activity of our time-based, service condition restricted shares during the nine months ended March 31, 2015, is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value

Non-vested at July 1, 2014	183,634	$6.08
Granted	255,000	7.03
Vested	(86,096)	6.31
Forfeited	(32,186)	6.18
Non-vested at March 31, 2015	320,352	$6.77

During the nine months ended March 31, 2015, we released restrictions on 51,293 previously granted performance-based restricted shares, due to the achievement of performance goals attributable to our fiscal year 2014 financial results.  A summary of the activity of our performance based restricted shares during the nine months ended March 31, 2015, is presented below:

Performance Stock Awards	Shares	Weighted Average Grant Date Fair Value

Non-vested at July 1, 2014	115,912	$5.59
Granted	-	-
Vested	(51,293)	5.30
Forfeited	(38,732)	5.82
Non-vested at March 31, 2015	25,887	$5.84

We recorded share-based compensation related to the issuance of restricted stock to employees and board members as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Share-based compensation expense included in the Statement of Operations:
Cost of sales	$13	$15	$40	$43
Sales and marketing	9	43	81	133
Research and development	24	42	75	118
General and administrative	186	154	447	589
Total	$232	$254	$643	$883

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

5.	Inventories

Inventories are stated at the lower of cost or market, with cost being determined by using the first-in, first-out method.  We reduce our excess and obsolete inventory to market value, if below cost, based upon historical and anticipated usage.  The components of inventories are as follows (in thousands):

	March 31, 2015	June 30, 2014
Raw materials	$2,254	$1,265
Work-in-process	252	319
Finished goods	1,440	1,688
Total inventory	$3,946	$3,272

6.	Other Intangible Assets

Intangible assets consist of the following (in thousands):

	March 31, 2015	June 30, 2014
Cost of amortizable intangibles:
Purchased technology	$7,700	$7,700
Customer relationships	1,900	1,900
Patents	129	101
Total cost of intangibles	9,729	9,701
Less accumulated amortization:
Purchased technology	(7,700)	(7,700)
Customer relationships	(1,636)	(1,506)
Patents	(26)	(19)
Total accumulated amortization	(9,362)	(9,225)

Total intangible assets, net	$367	$476

Amortization expense was $137,000 and $337,000 for the nine months ended March 31, 2015 and 2014, respectively.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

7.	Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses are as follows (in thousands):

	March 31, 2015	June 30, 2014
Accounts payable, trade	$2,685	$1,838
Accrued payroll, vacation, severance and other employee expenses	2,824	4,331
Accrued income taxes	62	221
Dividend payable	107	67
Other accrued expenses	1,420	1,134
Total accounts payable and accrued expenses	$7,098	$7,591

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
United States	$9,396	$11,647	$28,645	$33,392
Canada	1,544	457	3,485	2,715
Total North America	10,940	12,104	32,130	36,107

Japan	4,622	2,517	9,887	7,970
Other Asia Pacific countries	285	365	1,230	2,557
Total Asia Pacific	4,907	2,882	11,117	10,527

Europe	1,260	3,183	7,390	6,570

South America	3	109	9	109

Total revenue	$17,110	$18,278	$50,646	$53,313

In addition, the following summarizes revenues by significant customer where such revenue accounted for 10% or more of total revenues for any one of the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Customer A	<10%	25%	10%	14%
Customer B	16%	<10%	10%	<10%
Customer C	<10%	<10%	<10%	15%

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

We assess credit risk through ongoing credit evaluations of customers’ financial condition, and collateral is generally not required.  The following summarizes accounts receivable by significant customers for whom accounts receivable were 10% or more of total accounts receivables for any one of the indicated periods:

	March 31, 2015	June 30, 2014
Customer D	14%	<10%
Customer E	<10%	15%
Customer F	<10%	12%
Customer G	<10%	11%

There were no other customers representing 10% or more of our trade receivables at March 31, 2015 and June 30, 2014.

The following summarizes purchases from significant vendors where such purchases accounted for 10% or more of total purchases for any one of the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Vendor A	26%	15%	21%	19%
Vendor B	23%	<10%	20%	<10%
Vendor C	21%	37%	17%	25%

9.	Retirement Plans

The following table provides detail of the components of net periodic benefit cost of our German subsidiary’s defined benefit pension plan for the three and nine months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Service cost	$-	$-	$-	$-
Interest cost	30	44	97	130
Expected return on plan assets	(13)	(16)	(44)	(46)
Amortization of net (gain) loss	9	4	31	14
Net periodic benefit cost	$26	$32	$84	$98

We contributed $5,000 and $16,000 to our German subsidiary’s defined benefit pension plan during the three and nine months ended March 31, 2015, respectively, and expect to make additional, similar, quarterly contributions during the remaining quarters of our fiscal year 2015.  We contributed $5,000 and $18,000 to our German subsidiary’s defined benefit pension plan during the three and nine months ended March 31, 2014, respectively.

We maintain a U.S. employee retirement savings plan that qualifies as a defined contribution plan under Section 401(k) of the Code.  We match 50% of the first 5% of the employee’s annual salary invested by the employee in the 401(k) plan.  We contributed $118,000 and $339,000 in matching funds to the 401(k) plan during the three and nine months ended March 31, 2015, respectively.  We contributed $104,000 and $284,000 in matching funds to the 401(k) plan during the three and nine months ended March 31, 2014, respectively.

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our U.K. based employees.  For our U.K. based employees who contribute 4% or more of their salary to the Stakeholder Plan, we match 100% of employee contributions, up to 7% of their salary.  We contributed $15,000 and $44,000 to the Stakeholder Plan during the three and nine months ended March 31, 2015, respectively.  We contributed $18,000 and $52,000 to the Stakeholder Plan during the three and nine months ended March 31, 2014, respectively.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

10.	Dividends

During the nine months ended March 31, 2015, our Board of Directors approved three quarterly cash dividends.  The following summarizes our dividend activity during the nine months ended March 31, 2015:

Record	Payment		Dividend
Date	Date	Type	Per Share	Total

September 15, 2014	September 29, 2014	Quarterly	$0.12	$1,112,000

December 16, 2014	December 30, 2014	Quarterly	$0.12	$1,137,000

March 16, 2015	March 30, 2015	Quarterly	$0.12	$1,133,000

Total				$3,382,000

As of March 31, 2015, we have $194,000 of dividends payable to holders of restricted common stock who held restricted shares at the time of dividend record dates and still hold those restricted shares as of March 31, 2015.  Such dividends will be paid when the restrictions on a holder’s restricted common shares lapse.  This dividend payable is divided between current payable and non-current payable in the amounts of $107,000 and $87,000, respectively, based upon the expected vesting date of the underlying shares. These holders of restricted common stock will receive the dividend payments as long as they remain eligible at the vesting date of the shares. As the participants are not entitled to these dividends unless they complete the requisite performance criteria and service period for the shares to vest, they are not participating dividends as defined under ASC 260-10.

11.	Sale of IPv4 addresses

During the nine months ended March 31, 2015, we sold a block of non-strategic IPv4 addresses to a single buyer.  This block of IPv4 addresses, which was recorded at $0 book value, has not been a material part of our ongoing operations. Our $339,000 gain on the sale of these addresses is net of broker fees incurred to consummate the transaction.  We recorded the transaction as a “gain on sale of IPv4 addresses, net” as part of operating expenses within our Statement of Operations.

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

Pursuant to the terms of the employment agreements with our executive officers and certain other employees, employment may be terminated by either the respective executive officer or us at any time.  In the event the employee voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  In the event our CEO resigns within three months of a change in control or the CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two, as well as incremental medical costs.  Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period.  At March 31, 2015, the maximum contingent liability under these and other executives’ agreements is $1,854,000.  Our employment agreements with certain of our employees contain certain offset provisions, as defined in their respective agreements.

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

Results of Operations

The three months ended March 31, 2015 compared to the three months ended March 31, 2014

	Three Months Ended March 31,
(Dollars in Thousands)	2015	2014	$ Change	% Change
Product revenue	$11,327	$12,197	$(870)	(7.1%)
Service revenue	5,783	6,081	(298)	(4.9%)
Total revenue	17,110	18,278	(1,168)	(6.4%)
Product cost of sales	4,578	5,495	(917)	(16.7%)
Service cost of sales	2,447	2,535	(88)	(3.5%)
Total cost of sales	7,025	8,030	(1,005)	(12.5%)
Product gross margin	6,749	6,702	47	0.7%
Service gross margin	3,336	3,546	(210)	(5.9%)
Total gross margin	10,085	10,248	(163)	(1.6%)
Operating expenses:
Sales and marketing	3,410	3,595	(185)	(5.1%)
Research and development	3,484	3,409	75	2.2%
General and administrative	1,729	1,984	(255)	(12.9%)
Total operating expenses	8,623	8,988	(365)	(4.1%)
Operating income	1,462	1,260	202	16.0%

Interest income (expense), net	2	(7)	9	NM (1)
Other expense, net	(1)	(31)	30	(96.8%)
Income before income taxes	1,463	1,222	241	19.7%
Provision for income taxes	679	140	539	385.0%

Net income	$784	$1,082	$(298)	(27.5%)

(1)	NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the three months ended March 31, 2015 was $11.3 million, a decrease of approximately $0.9 million, or 7.1%, from $12.2 million for the three months ended March 31, 2014.  The decrease in product revenue resulted from the $1.2 million, or 24.7% decrease in our real time product revenue for the three months ended March 31, 2015, compared to the same period in the prior year.  The period over period decrease in real time product revenue resulted from a $1.2 million decrease in iHawk product revenue in the United States.  While we have experienced an increase in the number of total real time product orders from customers in the current year period, relative to the prior year, our current period orders are comprised of smaller sized orders, particularly from our customers in the U.S. defense and aerospace industry.

Partially offsetting our decrease in real time product revenue, our video solutions product revenue increased approximately $0.3 million, or 5.0%, for the three months ended March 31, 2015, compared to the same period in the prior year.  Video solutions product revenue resulted from $1.3 million of incremental video solutions systems revenue in our Asia/Pacific region is primarily due to additional system purchases from our largest Japanese video solutions customer during the three months ended March 31, 2015.  Our North American video solutions product revenue also increased by $0.7 million during the three months ended March 31, 2015, compared to the same period in the prior year due to purchasing volume from one of our Canadian customers that is expanding its video solutions infrastructure.  Partially offsetting our increase in Japanese and North American video solutions product revenue, we recognized approximately $1.7 million less revenue in Europe during the three months ended March 31, 2015, compared to the same period in the prior year, due to a lower volume of video solutions system sales to our existing European customers in the current period.  Fluctuation in video solutions product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.  Our video solutions product revenue is also subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate.

Service Revenue.  Total service revenue for the three months ended March 31, 2015 was $5.8 million, a decrease of $0.3 million, or 4.9%, from $6.1 million for the three months ended March 31, 2014.  This decrease was due to the $0.5 million, or 13.0%, decrease in video solutions service revenue.  Approximately $0.3 million of the decrease in video solutions service revenue resulted from the completion of a MDI managed service contract during our fiscal year 2014 that was not renewed.  The remaining decrease in our video solutions service revenue was attributable to a decrease in our video solutions maintenance revenue.  A customer that accounted for approximately 7.2% of our total service revenue during the three months ended March 31, 2014 indicated that it was winding down its purchase of maintenance services from us.  Our loss of maintenance revenue from this customer accounted for a $0.4 million decrease in maintenance service revenue for the three months ended March 31, 2015, compared to the same period in the prior year.  In the event that we are not able to replace this revenue with new customer revenue and other service revenues going forward, our service revenue will be impacted in the future.  Partially offsetting these decreases in video service revenue, we recognized an additional $0.2 million of installation services revenue during the three months ended March 31, 2015, compared to the same period in the prior year, due to the timing of installations of video systems at various customer sites during each period.

Partially offsetting the decrease in video solutions service revenue, our real time service revenue increased by $0.2 million for the three months ended March 31, 2015, compared to the same period in the prior year.  This increase primarily resulted from the increase in professional consulting services.

Product Gross Margin.  Product gross margin was $6.7 million for each of the three month periods ended March 31, 2015 and 2014, respectively.  Product gross margin as a percentage of product revenue increased to 59.6% for the three months ended March 31, 2015 from 54.9% for the three months ended March 31, 2014.  Product gross margins increased as a percentage of revenue during the three months ended March 31, 2015, compared to the same period in the prior year, primarily due to the mix of our product sales and video solutions customers during each of the periods.

Service Gross Margin.  Service gross margin was $3.3 million for the three months ended March 31, 2015, a decrease of approximately $0.2 million, or 5.9%, from $3.5 million for the three months ended March 31, 2014.  Gross margin on service revenue decreased to 57.7% of service revenue for the three months ended March 31, 2015 from 58.3% of service revenue for the three months ended March 31, 2014.  The decrease in service gross margin was primarily due to the $0.3 million, or 4.9%, decrease in service revenue for the three months ended March 31, 2015, compared to the same period in the prior year. Partially mitigating the impact of decreasing service revenue on service gross margins, service cost of sales decreased $0.1 million, or 3.5% for the three months ended March 31, 2015, compared to the same period in the prior year.  The decrease in service cost of sales resulted from a $0.1 million decrease in costs to support MDI managed services contracts that have ended.

Sales and Marketing. Sales and marketing expenses decreased $0.2 million, or 5.1%, to $3.4 million for the three months ended March 31, 2015 from $3.6 million for the three months ended March 31, 2014.  Our sales and marketing expenses decreased due to a $0.1 million decrease in commission and bonus expense during the three months ended March 31, 2015, compared to the same period in the prior year, due to a decrease in revenue and our expectations regarding our ability to meet the current year bonus performance criteria.  We also experienced a $0.1 million decrease in sales and marketing expense due to the impact of the period over period decline in the euro and Japanese yen on our sales and marketing costs incurred by our subsidiaries in Europe and Japan.

Research and Development.  Research and development expenses increased $0.1 million, or 2.2%, to $3.5 million for the three months ended March 31, 2015 from $3.4 million for the three months ended March 31, 2014.  Our research and development expenses experienced a period over period increase of approximately $0.3 million due to an increase in development personnel to support product and strategic growth initiatives.  Our increase in personnel costs was partially offset by a $0.2 million decrease in incentive compensation expense during the three months ended March 31, 2015, compared to the same period in the prior year, primarily due to our expectations regarding our ability to meet the current year bonus performance criteria.

General and Administrative.  General and administrative expenses decreased $0.3 million, or 12.9%, to $1.7 million for the three months ended March 31, 2015 from $2.0 million for the three months ended March 31, 2014.  This decrease was primarily due to the decrease in our bonus accrual based on expectations regarding our ability to meet fiscal year 2015 bonus criteria.

Provision for Income Taxes.  We recorded a $0.7 million of income tax provision for the three months ended March 31, 2015 and a $0.1 million income tax provision for the three months ended March 31, 2014.  Our tax provision recorded during the current period was primarily attributable to income tax provisions on profitable operations in the U.S., Japan, and to a lesser extent, the U.K.  Our U.S. tax provision is primarily non-cash, as we are able to utilize our U.S. net operating losses to offset most cash taxes that would otherwise be owed.

Our tax provision recorded in the prior year period was primarily attributable to taxable income earned by our subsidiary in Japan and to accrual of alternative minimum tax in the United States, which cannot be offset by net operating loss carryforwards.

In jurisdictions other than the U.S., U.K. and Japan, we either generate net operating losses or occasionally utilize some of the net operating loss carryforward amounts.  However, because of the cumulative accounting losses in those jurisdictions, we maintain a full valuation allowance on those losses.  This results in no net income tax provision impact in those jurisdictions, as of March 31, 2015.

Net Income.  Our net income for the three months ended March 31, 2015 was $0.8 million, or $0.09 of income per basic and diluted share, compared to net income for the three months ended March 31, 2014 of $1.1 million, or $0.12 per basic and diluted share.

The nine months ended March 31, 2015 compared to the nine months ended March 31, 2014

	Nine Months Ended March 31,
(Dollars in Thousands)	2015	2014	$ Change	% Change
Product revenue	$34,881	$34,651	$230	0.7%
Service revenue	15,765	18,662	(2,897)	(15.5%)
Total revenue	50,646	53,313	(2,667)	(5.0%)
Product cost of sales	14,897	15,701	(804)	(5.1%)
Service cost of sales	7,159	7,906	(747)	(9.4%)
Total cost of sales	22,056	23,607	(1,551)	(6.6%)
Product gross margin	19,984	18,950	1,034	5.5%
Service gross margin	8,606	10,756	(2,150)	(20.0%)
Total gross margin	28,590	29,706	(1,116)	(3.8%)
Operating expenses:
Sales and marketing	10,889	10,590	299	2.8%
Research and development	10,164	9,998	166	1.7%
General and administrative	6,173	5,925	248	4.2%
Gain on sale of IPv4 addresses, net	(339)	-	(339)	NM (1)
Total operating expenses	26,887	26,513	374	1.4%
Operating income	1,703	3,193	(1,490)	(46.7%)

Interest income (expense), net	7	(23)	30	NM (1)
Other expense, net	(377)	(105)	(272)	259.0%
Income before income taxes	1,333	3,065	(1,732)	(56.5%)
Provision for income taxes	733	160	573	358.1%

Net income	$600	$2,905	$(2,305)	(79.3%)

(1)	NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for the nine months ended March 31, 2015 was $34.9 million, an increase of approximately $0.2 million, or 0.7%, from $34.7 million for the nine months ended March 31, 2014.  The increase in product revenue resulted from the $0.2 million, or 1.3%, increase in video solutions product revenue for the nine months ended March 31, 2015, compared to the same period in the prior year.  The period over period increase in video solutions product revenue resulted from $1.3 million of incremental video solutions systems revenue in our Asia/Pacific region primarily due to additional system purchases from our largest Japanese video solutions customer during the nine months ended March 31, 2015.  Our European video solutions product revenue also increased by $0.2 million during the nine months ended March 31, 2015, compared to the same period in the prior year.  During the current period we recognized revenue from delivery of our content delivery network solutions to an existing European customer and from delivery of our network DVR technology as part of another existing European customer’s expansion of its existing systems.
Partially offsetting our increasing video solutions product revenue in Japan and Europe, North American video solution product revenue decreased $1.3 million during the nine months ended March 31, 2015, compared to the same period in the prior year, due to a North American cable service provider purchasing a large volume of video solutions systems in the prior year period that accounted for a substantial amount of our prior year video solutions product revenue.  Current year North American video system sales were more evenly spread among numerous customers; however, we experienced lower overall purchasing volume from our domestic video solutions customers in the current year.  Fluctuation in video solutions product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.  Our video solutions product revenue is also subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate.

Service Revenue.  Total service revenue for the nine months ended March 31, 2015 was $15.8 million, a decrease of $2.9 million, or 15.5%, from $18.7 million for the nine months ended March 31, 2014.  This decrease was due to the $3.1 million, or 26.5%, decrease in video solutions service revenue.  Approximately $1.2 million of the decrease in video solutions service revenue resulted from a MDI managed service contract that we completed during our fiscal year 2014 and that was not renewed.  Additionally, in the prior year period, we recognized $0.7 million of MDI reporting services revenue that did not recur in the current year.  The remaining decrease in our video solutions service revenue was attributable to a decrease in our video solutions maintenance revenue.  During the nine months ended March 31, 2014, a customer that accounted for 6.6% of our total service revenue indicated that it was winding down its purchase of maintenance services from us.  Our loss of maintenance revenue from this customer accounted for a $1.2 million decrease in maintenance service revenue for the nine months ended March 31, 2015, compared to the same period in the prior year.  In the event that we are not able to replace this revenue with new customer revenue and other service revenues going forward, our service revenue will be impacted in the future.

Product Gross Margin.  Product gross margin was $20.0 million for the nine months ended March 31, 2015, an increase of approximately $1.1 million, or 5.5%, from $18.9 million for the nine months ended March 31, 2014.    Product gross margin as a percentage of product revenue increased to 57.3% for the nine months ended March 31, 2015 from 54.7% for the nine months ended March 31, 2014.   Product gross margins increased in terms of both dollars and as a percentage of revenue during the nine months ended March 31, 2015, compared to the same period in the prior year, primarily due to the mix of our product sales and video solutions customers during each of the periods.

Service Gross Margin.  Service gross margin was $8.6 million for the nine months ended March 31, 2015, a decrease of approximately $2.2 million, or 20.0%, from $10.8 million for the nine months ended March 31, 2014.  Gross margin on service revenue decreased to 54.6% of service revenue for the nine months ended March 31, 2015 from 57.6% of service revenue for the nine months ended March 31, 2014.  The decrease in service margin as a percentage of service revenue was primarily due to the period-over-period decrease in service revenue by a greater amount than the period-over-period decrease in service costs.  The $0.7 million decrease in service cost of sales resulted from a $0.5 million decrease in costs to support MDI managed services contracts that have ended, along with the end of the related service contract revenue, at the end of the prior fiscal year.  Additionally, we experienced a $0.2 million decrease in amortization of purchased technology related to our MDI solutions, as the amortization period for this intangible ended in the second quarter of our prior fiscal year.

Sales and Marketing. Sales and marketing expenses increased approximately $0.3 million, or 2.8%, to $10.9 million for the nine months ended March 31, 2015 from $10.6 million for the nine months ended March 31, 2014.  This period over period increase resulted from a $0.4 million increase in personnel costs during the nine months ended March 31, 2015, compared to the same period of the prior year, as we have increased our sales and sales support presence in both Europe and the United States to pursue new business and support existing customers.  We also incurred an additional $0.1 million in recruiting expense during the nine months ended March 31, 2015, compared to the same period in the prior year as a result of our hiring of new personnel during the current year period. Partially offsetting these increases, bonus incentive compensation decreased by $0.2 million due to our expectations regarding our ability to meet the current year bonus performance criteria.

Research and Development.  Research and development expenses increased approximately $0.2 million, or 1.7%, to $10.2 million for the nine months ended March 31, 2015, from $10.0 million for the nine months ended March 31, 2014.  This increase was due to a $0.5 million increase in personnel costs during the nine months ended March 31, 2015, compared to the same period in the prior year, resulting from an increase in development personnel to support product and strategic growth initiatives.  Partially offsetting the increase in new personnel costs, bonus incentive compensation decreased by approximately $0.3 million during the nine months ended March 31, 2015, compared to the same period in the prior year, due to our expectations regarding our ability to meet the current year bonus performance criteria.

General and Administrative.  General and administrative expenses increased approximately $0.3 million, or 4.2%, to $6.2 million for the nine months ended March 31, 2015 from $5.9 million for the nine months ended March 31, 2014.  This increase was primarily due to $1.0 million of CEO transition costs, including recruiting and severance costs, during the nine months ended March 31, 2015.  On November 18, 2014, our Board of Directors appointed Mr. Derek Elder as our President and Chief Executive Officer, effective immediately upon the departure of Mr. Mondor.  Mr. Elder received a $0.1 million sign-on bonus as part of his employment.  Effective November 21, 2014, Dan Mondor, our President and Chief Executive Officer departed the Company.  Mr. Mondor will receive severance compensation approximating $0.7 million, which we have accrued in the current period, in accordance with the provisions in his amended and restated employment agreement regarding termination without due cause, as described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2010.  Furthermore, we incurred approximately $0.2 million of recruiting costs as part of our executive search during the first three months of the nine months ended March 31, 2015.  Partially offsetting the increase in expenses from CEO transition costs, bonus incentive compensation decreased by $0.5 million and performance based restricted stock expense decreased by $0.1 million based on expectations regarding our ability to meet fiscal year 2015 bonus and restricted stock performance criteria.

Gain on sale of IPv4 addresses, net.  During the nine months ended March 31, 2015, we sold a block of IPv4 addresses to a single buyer.  This block of non-strategic IPv4 addresses, which was recorded at $0 book value, has not been a material part of our ongoing operations. Our $0.3 million gain on the sale of these addresses is net of broker fees incurred to consummate the transaction.

Other expense, net.  During the nine months ended March 31, 2015, we incurred approximately $0.3 million of realized currency translation losses.  These losses resulted from the impact of the current period decrease in value of both the euro and Japanese yen, relative to the U.S. dollar, on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our European and Japanese subsidiaries for which the euro and yen are the respective functional currencies.

Provision for Income Taxes.  We recorded a $0.7 million income tax provision for the nine months ended March 31, 2015 and a $0.2 million income tax provision for the nine months ended March 31, 2014.  Our tax provision recorded during the current period was primarily attributable to income tax provisions on profitable operations in the U.S., the U.K. and Japan.  Our U.S. tax provision is primarily non-cash, as we are able to utilize our U.S. net operating losses to offset most cash taxes that would otherwise be owed.

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

In jurisdictions other than the U.S., U.K. and Japan, we either generate net operating losses or occasionally utilize some of the net operating loss carryforward amounts.  However, because of the cumulative accounting losses in those jurisdictions, we maintain a full valuation allowance on those losses.  This results in no net income tax provision impact in those jurisdictions, as of March 31, 2015.

Net Income.  Our net income for the nine months ended March 31, 2015 was $0.6 million, or $0.07 of income per basic and diluted share, compared to net income for the nine months ended March 31, 2014 of $2.9 million, or $0.33 per basic and $0.32 per diluted share.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, product and service costs, operating results and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

●	our reliance on a small customer base, typically represented by a small number of large, concentrated orders (three customers accounted for 29% of our revenue for the nine months ended March 31, 2015, and three customers accounted for 35% of our revenue for the nine months ended March 31, 2014);

●	our video solutions product revenue is subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate;
●	the rate of growth or decline or change in market, if any, of video solutions market expansions and the pace that video service companies implement, upgrade or replace video solutions technology;
●	the impact of the global economic conditions on our business and our customers, including European Union austerity measures;
●	our ability to renew maintenance and support service agreements with customers and retain existing customers;
●	the impact of U.S. government sequestration on our business and our customers;
●	the rate of growth or decline, if any, of deployment of our real-time products;
●	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems and from MDI managed and maintenance services;
●	our future access to capital;
●	our ability to manage expenses consistent with the rate of growth or decline in our markets;
●	ongoing cost control actions and expenses, including capital expenditures;
●	the margins on our product and service sales;
●	timing of product shipments, which typically occur during the last month of the quarter;
●	the impact of delays of product acceptance from our customers;
●	the percentage of sales derived from outside the U.S. where there are generally longer accounts receivable collection cycles;
●	the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital;
●	the rate of growth or decline, if any, of sales to the government and government related entities; and
●	the use of cash to pay dividends.

Uses and Sources of Cash

We generated $3.5 million and used $1.1 million of cash from operating activities during the nine months ended March 31, 2015 and March 31, 2014, respectively.  Operating cash inflows during the nine months ended March 31, 2015 were primarily attributable to the collection of advanced maintenance billings that were recorded as deferred revenue.  Operating cash outflows during the nine months ended March 31, 2014 were primarily attributable to the timing of accounts receivable collection during the period, as our sales in the third quarter of our prior fiscal year were heavily weighted toward delivery that occurred during the last few weeks of the quarter.  Also, in the prior year period, the timing of advance billing for customer maintenance arrangements resulted in lower operating cash flows from deferred revenue activities, relative to the current year.

We invested $1.5 million and $0.8 million in property and equipment during the nine months ended March 31, 2015 and 2014, respectively.  Capital additions during each of these periods were primarily related to development and test equipment for our development group, and demonstration systems used by our sales and marketing group.  We expect fourth quarter of fiscal year 2015 capital additions to remain at similar quarterly level as we have experienced during the first three quarters of our fiscal year.

During the nine months ended March 31, 2015, we sold a block of IPv4 addresses to a single buyer for $0.3 million, net of broker fees, for which we received $0.3 million of proceeds during the period. This block of IPv4 addresses, which we have recorded at $0 book value, has not been a material part of our ongoing operations.

During the nine months ended March 31, 2015, our Board of Directors approved three quarterly cash dividends of $0.12 per share.  The first dividend was paid on September 29, 2014 to all stockholders of record as of September 15, 2014, aggregating $1.1 million.  The second dividend was paid on December 30, 2014 to all stockholders of record as of December 16, 2014, aggregating $1.1 million.  We also paid an additional $0.1 million of dividends that had been held as dividends payable from previous declarations to restricted stockholders for whom restrictions lapsed during the nine months ended March 31, 2015.  The third dividend was paid on March 30, 2015 to all stockholders of record as of March 16, 2015, aggregating $1.1 million.  We intend to pay regular quarterly cash dividends on our common shares subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant.

We paid $0.1 million for the repurchase and retirement of shares to settle minimum tax withholdings for employees whose restricted stock awards released during the nine months ended March 31, 2014.  This tax settlement method was limited to a short period of time within our fiscal year 2014, and we do not anticipate any additional repurchases of stock for this purpose.

At March 31, 2015, we had working capital (current assets less current liabilities) of $28.2 million, including cash and cash equivalents of approximately $26.8 million, and had no material commitments for capital expenditures.  At June 30, 2014, we had working capital of $29.9 million, including cash and cash equivalents of approximately $28.1 million.  Based upon our existing cash balances, historical cash usage, and anticipated operating cash flow in the near term, we believe that existing cash balances will be sufficient to meet our anticipated working capital, capital expenditure requirements and any dividend payments for at least the next twelve months.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this quarterly report may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, new market growth, payment of dividends, ability to utilize our net deferred tax assets, and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates, or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, the impact of our video solutions strategy on our business, expectation regarding our ability to meet bonus criteria, the impact of our tax valuation allowance release on future income tax provisions and income taxes paid, expected level of capital additions, our intention to pay dividends in the future, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash, the impact of litigation and the payment of dividends.  These statements are based on beliefs and assumptions of our management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: the potential consolidation of the markets that we serve, U.S. government sequestration; European austerity measures; delays or cancellations of customer orders; non-renewal of maintenance and support service agreements with customers; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; margins of video solutions business to capture new business; fluctuations and timing of large video solutions orders; doing business in the People’s Republic of China; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  the impact of reductions in force on our operations; rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provide by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, and currency fluctuations; the impact of competition on the pricing of video solutions products; failure to effectively service the installed base; the entry of new well-capitalized competitors into our markets; the success of new video solutions; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macroeconomic environment; continuing unevenness of the global economic recovery; privacy concerns over data collection; our ability to utilize net operating losses to offset cash taxes in the event of an ownership change as defined by the Internal Revenue Service; earthquakes, tsunamis, floods and other natural disasters in areas in which our customers and suppliers operate; and the availability of debt or equity financing to support our liquidity needs.

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

Evaluation of Disclosure Controls and Procedures; Changes in Internal Control Over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In connection with our evaluation of the immaterial errors in the Condensed Consolidated Statements of Cash Flows discussed in Note 1 to Consolidated Financial Statements, management re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015 and concluded that, because of the material weakness identified in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of March 31, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in internal control over financial reporting during the second quarter of our fiscal year 2015 in conjunction with our evaluation of the identified immaterial cash flow presentation errors. Specifically, we determined that our historical presentation of the purchase of customer support spare parts as a component of investing cash flows was in error. The Company’s controls were not properly designed related to the preparation and review of our Consolidated Statements of Cash Flows as of March 31, 2015.

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
In connection with our evaluation of the immaterial errors discussed in Note 1 to the Consolidated Financial Statements, management re-evaluated the effectiveness of the remediation of our previously reported material weakness as of December 31, 2014 and concluded that, because of the material weakness identified in our internal control over financial reporting discussed above, the prior material weakness was not remediated as of June 30, 2014, September 30, 2014, December 31, 2014, or March 31, 2015.

We are in the process of implementing more robust controls to analyze all balance sheet accounts at a detailed level to ensure that the proper cash flow presentation is in accordance with generally accepted accounting principles.

Changes in Internal Controls
Except for the changes in internal controls to begin remedial actions described above, there were no changes to our internal controls over financial reporting during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	--Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-2 (No. 33-62440)).

3.2	--Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	--Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	--Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

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

Date: April 30, 2015		CONCURRENT COMPUTER CORPORATION

	By:	/s/ Emory O. Berry
Emory O. Berry
Chief Financial Officer and Executive Vice President of Operations
(Principal Financial and Accounting Officer)

Exhibit Index

3.1	--Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form S-2 (No. 33-62440)).

3.2	--Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	--Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	--Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5
--Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	--Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	--Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	--Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.1	--Employment Agreement of Derek Elder dated November 18, 2014 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 18, 2014).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

*	Required earnings per share data is provided in the Notes to the condensed consolidated financial statements in this report.

**	Filed herewith.