Form 10-K
period 2015-06-30
CONCURRENT COMPUTER CORP/DE
filed 2015-08-26
CIK 749038

f
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2015

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

(678) 258-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market System

Securities registered pursuant to Section 12(g) of the Act:  None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2014 was approximately $63,299,116 based on the closing price of $7.09 of our common stock as reported by the NASDAQ Global Market on December 31, 2014.  There were 9,490,582 shares of common stock outstanding as of August 21, 2015.

Certain portions of the Registrant's Proxy Statement to be used in connection with Registrant's 2015 Annual Meeting of Stockholders scheduled to be held on October 27, 2015 are incorporated by reference in Part III hereof.

Concurrent Computer Corporation
2015 Form 10-K Annual Report

PART I

Certain statements made or incorporated by reference in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the federal securities laws.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results are discussed below under the heading “Risk Factors.”  Our forward-looking statements are based on current expectations and speak only as of the date of such statements.  When we use the terms “Concurrent,” “we,” “our,” and “us,” we mean Concurrent Computer Corporation and its subsidiaries.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

Item 1.	Business.

Overview

Concurrent is a global software and solutions company that develops advanced applications on a core foundation of high performance Linux® and storage technologies.  We serve industries and customers that demand uncompromising performance, reliability and flexibility to gain a competitive edge, drive meaningful growth and confidently deliver best‑in‑class solutions that enrich the lives of millions of people around the world every day.  Our business is comprised of two segments for financial reporting purposes, products and services, which we provide for each of these markets.

Our content delivery solutions (formerly called video solutions) consist of software, hardware and services for intelligently streaming video content to a variety of consumer devices, storing and managing content in the network and collecting and analyzing data related to content delivery applications.  These streaming video, storage and data analytics products and services are deployed by service providers to support consumer-facing video services including live broadcast video, video-on-demand (“VOD”) and time-shifted video applications such as cloud-based digital video recording (“cDVR”).

Our real-time solutions consist of a real-time Linux operating system, development and performance optimization tools, simulation software and other system software combined, in many cases, with computer platforms and services.  These real-time products are sold to a wide variety of aerospace, defense, energy, manufacturing and automotive companies seeking high-performance, real-time computing solutions for their simulation, data acquisition and process control systems.

We were incorporated in Delaware in 1981 under the name Massachusetts Computer Corporation.

As soon as reasonably practicable after filing with the Securities and Exchange Commission (“SEC”), we make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available, free of charge, on the Investors page of our website (www.concurrent.com), under the ‘Company’ tab in the SEC Filings section.  We have adopted a code of ethics that is applicable to all employees as well as a code of ethics applicable to our principal executive, financial, and accounting officers.  Both of these ethics policies are posted on the Investors page of our website (www.concurrent.com), under the ‘Company’ tab in the Corporate Governance section.  Copies will be furnished upon written request at the following address:  Attn:  Corporate Secretary, 4375 River Green Parkway, Suite 100, Duluth, Georgia 30096.  If we amend or change our code of ethics applicable to our principal executive, financial and accounting officers or grant a waiver under such code, we will disclose these events through our website.  No other information from our website is incorporated within this filing.

The Content Delivery Market

Our content delivery solutions are used by cable, telco and Internet service providers, to offer live broadcast, VOD and time-shifted video services to their consumer customers.  Streaming video usage has grown consistently and become a core service offering for video service providers around the world.  According to a recent study performed by Leichtman Research Group, 59% of all cable subscribers have used VOD – compared to 46% in 2009 and 10% in 2004.  Comcast reports that 70% of their customers use VOD services every month, with total consumption exceeding 3 billion hours each year.  As an alternative to watching live broadcast TV services, free on-demand (“FOD”) services have also become an increasingly popular way for consumers to watch primetime television programming.  According to Rentrak, over the past year, the total time spent viewing FOD television content in the Broadcast Primetime category increased 22% over the previous year (Source: Rentrak, State of VOD: Trend Report).

Consumer use of Internet based subscription video services are also on the rise.  Internet video to TV usage doubled in 2014 and is projected to increase fourfold by 2019 (Source: Cisco VNI).  According to Nielsen, more than 40% of homes in the U.S. have access to a subscription video-on-demand (“SVOD”) service like Netflix®, Amazon Prime® TV, HBO Now® or Hulu® as of the end of 2014, an increase from the 36% reported in 2013.  With the growth of these over-the-top, direct-to-consumer video services, service providers have been driven to launch competitive video services that reach beyond the television to serve customers on Internet connected devices, including tablets, smartphones, personal computers and streaming media devices.  New services like cDVR are also beginning to roll out, enabling consumers to watch recorded video at any time, on any device, over a variety of networks.

The Real-Time Computing Markets

Our real-time products are used in host, client-server, embedded and distributed computing applications in a wide range of markets.  Aerospace, defense, energy, manufacturing and automotive companies utilize our operating systems and development tools in their simulation, data acquisition and process control systems.  Simulation systems that utilize our real-time products include engines, avionics and automotive subsystems, ground vehicle operation, and mission planning and rehearsal.  Data acquisition systems that utilize our real-time products include environmental analysis and display, engine testing, range and telemetry systems, shock and vibration testing, forecasting, analysis, and command and control applications.

Our Linux operating system, debugging software applications and performance optimization tools are used by companies in a variety of industries to improve the performance of their applications on commercial hardware platforms.  Our operating system supports real-time applications, delivering ultra-low latency response time of less than 5 microseconds.  Our software tools are designed to provide developers with a better understanding of how applications interact with the underlying Linux operating system, enabling companies to deliver higher performance products, in less time, and to run them with greater reliability.

Business Strategy

Content Delivery Product Line

Our content delivery solutions are deployed by service providers to address the multi-screen video market.  We offer flexible solutions comprised of software integrated with standard commercial hardware and have adapted our proven, best-in-class solutions with features to address new Internet connected consumer devices, next generation service provider network architectures, as well as innovative products designed to improve the quality of service associated with over-the-top content services.  Our multi-screen video analytics software (formerly called MDI) provides operational reporting and collection for timely and accurate cross-services data aggregation, auditing and logistics, and intelligence.  The data is collected from VOD, linear TV (live TV), digital video recorder (“DVR”), web and mobile platforms, producing a comprehensive view of the consumer experience that enhances understanding of content consumption.

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

New Products

Our business strategy includes the development and introduction of new products.  We have focused our efforts on new solutions that leverage core competencies derived from our research and development efforts in content management and real-time technology.  We have been working on new products including scale-out storage solutions, Linux-based software solutions and services targeted at the software-defined data center marketplace.

Products and Services

Our products fall into two principal groups, content delivery and real-time.  In addition, we provide technical support for our products.  For fiscal year 2015, our products segment accounted for 68% of our revenue and our service segment accounted for 32% of our revenue.

Content Delivery Products

UpShift™ Unified Content Delivery Solution.  Concurrent’s unified content delivery solution combines our innovative video ingest, storage and delivery software modules with standard commercial hardware sourced from leading original equipment manufacturers (“OEMs”).  Our content delivery products allow video service providers to build regional, national and global content delivery networks (“CDNs”) to deliver video to any screen.  We believe our modular, software based approach provides our customers with the ability to more easily deploy new systems, expand those deployments, and add services over time.  Our unified solution provides a common software framework for delivering video to traditional set-top boxes (“STBs”) as well as IP connected devices.  Our design goal is to provide seamless end-user viewing of the highest quality on any device and to offer a seamless migration path for service providers that are evolving their proprietary video networks toward more flexible IP delivery networks.  Our solution enables live video broadcast, VOD, and time-shifted video services like cDVR from a common solution architecture.

Our content delivery software is integrated with standard commercial hardware components such as servers, disk arrays, solid state storage arrays, and network switching equipment.  Our content delivery products are compatible with a wide range of video infrastructure technologies and consumer access devices, including digital head-end equipment, network transport, IP routers/switches, QAMs, DSL technologies, CMTS, STBs, and IP connected consumer electronic devices.

Our multi-screen video analytics platform provides business insights to drive revenue opportunities and optimize video operations for service providers across multiple screens.  The multi-screen video analytics solution suite includes several offerings which enable data management and reporting for linear TV, VOD services, CDN services and interactive advertising.

Real-Time Products

Our real-time products include hardware and software solutions designed for the automotive, aerospace, energy, manufacturing and defense markets.  Our software solutions include RedHawk Linux, an open source real-time operating system featuring extremely low latency, advanced tuning features, and real-time determinism.  Application performance on the RedHawk Linux OS can be optimized using NightStar tools, a GUI‑based set of development tools that enable users to debug, analyze, and tune application software running in CPU and GPU based computing environments.  The pairing of our RedHawk Linux OS and NightStar tools offers application developers a greater degree of visibility and control of how their applications run on commercial hardware versus traditional operating systems.  Customers can deploy our RedHawk Linux OS on our iHawk and ImaGen servers, which are based on the latest Intel® and AMD®-technologies and are optimized for simulation, data acquisition and process-control applications.  We also offer application software that is used to support real-time simulation and testing applications.  SIMulation Workbench delivers a complete framework for developing and executing real-time hardware-in-the-loop (“HIL”) and man-in-the-loop (“MIL”) simulations.  SIGnal Workbench is a programmable real-time signal conditioning solution and GPU Workbench is a development platform for real-time applications using NVIDIA® CUDA® technology.

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

Managed Services.  We offer a comprehensive set of professional services to customers using our multi‑screen video analytics solutions, often customized to fit the specific needs of the individual customer.  Services include monitoring of data transmissions, confirmation of data integrity, system maintenance, installation of updates and monitoring of data delivery between customer systems.  The fees for managed services vary depending on the number of subscribers or markets served by our solution, the operational challenges posed by the customer configuration and the specific services and service levels provided.

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

Sales and Marketing

We sell our solutions in the U.S. primarily through our direct field sales team supported by consultants and our sales support group.  Our sales force has significant experience in content delivery and real-time applications.  Outside North America, we utilize a direct sales force out of our facilities in France, Germany, Japan, China and the United Kingdom.  Our global sales efforts are augmented by a variety of channel partners (resellers and system integrators).

Customers

We derive revenue from a limited number of customers.  Our products are typically assembled and shipped in the same quarter the purchase order is received, and as a result, we typically have minimal backlog.  Our backlog for content delivery and real-time products and services at June 30, 2015 totaled $8.6 million compared to $7.7 million at June 30, 2014.

We have purchase agreements with many customers, but these agreements typically do not require minimum purchases of our products.  As a result, sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers' budgets for capital expenditures and new product introductions.

A significant portion of our content delivery solutions revenue has come from, and is expected to continue to come from, sales to service providers.  For the fiscal year ended June 30, 2015, Cox Communications, Inc. (“Cox”) represented 9% of our total revenue and Time Warner Cable Inc. (“TWC”) represented 6% of our total revenue.  For the fiscal year ended June 30, 2014, Cox and TWC each represented 13% of our total revenue.  For the fiscal year ended June 30, 2013, Cox and TWC each represented 12% of our total revenue.  No other customer of content delivery solutions accounted for more than 10% of our total revenue during fiscal years 2014 and 2013.

Although we sell our real-time products to large customers, our customer base is generally more diversified than our content delivery business.  For the fiscal years 2015, 2014 and 2013, no single real-time customer accounted for more than 10% of total revenue.

We derive a significant portion of our real-time product revenue from the supply of products to U.S. Government prime contractors and agencies of the U.S. Government.  The supplied systems include RedHawk, iHawk, ImaGen, and other configurations with certain systems incorporating custom enhancements requested by the customer.  We sell these integrated computer systems to prime contractors, including Lockheed Martin Corporation, The Boeing Company, Northrop Grumman Corporation, Raytheon Company and other Fortune 500 companies.  We also supply spare parts, upgrades, and engineering consulting services and system maintenance.  For the fiscal years ended June 30, 2015, 2014 and 2013, we recorded $12.0 million, $10.1 million and $9.6 million, respectively, in revenue to U.S. Government prime contractors and agencies of the U.S. Government.  These amounts represented 19%, 14% and 15% of total revenue in fiscal years 2015, 2014 and 2013, respectively.  Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, failure to exercise options, changes in government policies and the imposition of budgetary constraints.

New Product Development

We are committed to the development of new technology and rapid innovation.  Research and development costs are expensed when incurred and aggregated $13.6 million, $13.0 million and $11.6 million in fiscal years 2015, 2014 and 2013, respectively.  See Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for explanations of changes in research and development expenses.  The following development strategies are indicative of the general direction of product development activities.  Due to the inherent uncertainty involved with product development, we cannot guarantee the availability of future products and features.

Concurrent is focusing our new product development efforts on solutions that leverage our core competencies in high performance Linux and storage.  All of Concurrent’s products are built on our core foundation of Linux and storage experience and technology.  We are developing products in four main solutions areas that include storage, Linux, content delivery and real-time.  For discussion purposes below, content delivery and storage products are addressed under content delivery, while real-time and Linux products are addressed under real-time.  New product initiatives in each area include:

Content Delivery Products.  Our research and development strategies for our content delivery products are based on market demands and emerging trends in the content delivery marketplace.

•	Content Delivery Network (CDN) technology. CDN technology enables streaming video content to be delivered efficiently and cost effectively over a distributed IP network to consumers at home and on‑the‑go. Live broadcast video, VOD and time-shifted video services, such as cDVR, are all applications that are increasingly powered by CDN technologies. By intelligently managing how content is ingested, stored and distributed within the IP network, CDN technologies can help service providers reduce network congestion, lower operating costs, increase the quality of streaming video sessions and deliver improved consumer satisfaction levels on every screen. Concurrent is focused on developing more efficient content management and intelligent request routing technologies in order to deliver the highest quality streaming video to consumers. We do this by enhancing the software algorithms that manage content across origin and edge server complexes, taking into account a variety of factors including consumer demand, geographical proximity, network contention and resource loading. We also continue to integrate our own CDN products with technologies provided by third-party vendors and partners, with the goal of providing a complete end-to-end solution that can deliver content to consumers on any device.

•	Unified Origin Server. Origin servers are video servers used to ingest, store, and process content so that it may be accessed by consumers through a content delivery network. Concurrent’s product line includes a high performance origin server designed to support the needs of both Internet video and STB based television services. We continue to enhance our origin server solution by adding support for new file formats, content protection schemes and delivery methods associated with mobility and online video distribution. We are also enhancing our integrated content adaptation features which enable content to be adjusted on-the-fly to meet the specific needs of each customer and viewing device. To ensure compatibility in multi-screen environments, we are integrating our Unified Origin Server solution with an expanded range of third-party vendor technologies in order to deliver a complete end-to-end content delivery solution that supports a diverse array of customers and industries. Our origin server is also employed in cDVR architectures and we continue to develop new features and functionality in this area.

•	Unified Edge Server. Edge servers are used to service individual consumer requests for video content by drawing content through a CDN and streaming it across a network to the customer’s viewing device. Concurrent’s Unified Edge Server is able to simultaneously support a wide range of consumer viewing devices, including STBs, Internet connected TVs, tablet computers, smartphones, PCs, game consoles and streaming media devices. We continue to enhance our edge servers to enable new video applications and reach new consumer viewing devices. This includes adding support for emerging video formats, streaming protocols, and interface standards. We are also qualifying our server software on the latest hardware and software virtualization platforms to ensure we deliver a high density edge server solution capable of supporting the growing consumer demand for on-demand content.

•	Unified Transparent Caching. Transparent caching technology is designed to improve the quality of over-the-top video streaming services such as Netflix, Amazon Prime TV, HBO Now and Hulu by storing and delivering popular Internet content from inside the service provider’s private network, rather than over less reliable public networks. It is also a cost-saving technology for service providers, reducing their transit and Internet peering costs. Using Concurrent’s Unified Transparent Caching system, service providers can analyze Internet traffic in real-time to identify the most popular streaming video content and software downloads, including Apple® iOS®, Google Android™ and Microsoft Windows® updates. Popular content is cached at the edge of the service provider’s network to enable subsequent consumer requests for the same content to be served locally, resulting in network bandwidth savings, faster data services, improved video quality and enhanced service consistency. Concurrent continues to enhance our transparent caching solution by adding support for new websites and content types. We are also adding support for third-party web servers and edge servers.

•	Scale-Out Storage. Scale-out storage is used to efficiently ingest, store and access large amounts of video content and data files. Concurrent released a new software-defined scale-out storage product in fiscal year 2015. This product was designed to support storage and bandwidth intensive applications such as VOD and cDVR, however, we believe it is applicable to a broader range of mission critical applications in both video and non-video markets. We continue to invest in research and development to enhance our storage product and begin to serve the broader storage market. Our efforts are focused on improving the density, performance and manageability of the platform, as well as adding advanced features required to differentiate our products from competitive offerings.

•	Unified Video Analytics. Video analytics solutions provide service providers, content owners, and advertisers with a better understanding of consumer viewing behavior associated with live, on-demand, and time-shifted video services. Concurrent’s multi-screen video analytics solution enables service providers to gather operational performance data and consumer viewership metrics by tapping into a wide variety of network technologies used to deliver commercial video services, including video servers, CDN technologies, ad servers, back office software, middleware applications and client application servers. Concurrent continues to enhance its video analytics platform by adding support for new data sources, video applications and report types.

Real-Time Products.  Our research and development strategies for real-time are focused on enhancing our products for the simulation and testing marketplace.

•	RedHawk Linux Real-Time Operating System. RedHawk is a real-time Linux operating system designed for mission critical applications that require extremely low-latency performance. We continue to enhance our real-time operating system to provide increased functionality and improved levels of determinism for time critical applications. We are focused on including the latest Linux enhancements and kernel versions to deliver class-leading performance, while maintaining full compatibility with RedHat® Enterprise Linux® and CentOS® user environments.

•	NightStar Tools. NightStar is a powerful integrated tool set for debugging, analyzing and tuning time‑critical applications. We are enhancing our NightStar tools with new features to improve their utility in new market segments.

•	SIMulation Workbench. SIMulation Workbench is a framework for developing and executing real‑time HIL and MIL simulations. We are focused on extending the functionality of the SIMulation Workbench solution to address a broader range of HIL simulation opportunities, particularly in the automotive market. We continue to add support for new modeling packages and market specific technologies.

Competition

Our content delivery and real-time products are sold into highly-competitive environments, driven by rapid technological innovation.  Both product groups compete based upon features, reliability, scalability, service, and price.  Due in part to the range of performance and applications capabilities of our products, we compete in various markets against a number of companies.

The major competitors of our content delivery solutions currently include the following:  Adobe Systems, Inc., Akamai Technologies, Arris Group, Inc., Cisco Systems, Inc., Edgeware AB, Ericsson AB, Envivio Inc., Harmonic, Inc., Broadpeak and Wowza Media Systems, LLC.  Typically, in opportunities for our multi-screen video analytics products, we also compete against in-house development or customer offerings from some professional services consulting entities.   Our storage solutions compete with offerings sold buy Nimble Storage, Inc., Nexenta Systems, Inc., Coho Data, Inc., Caringo, Inc., DataDirect Networks and Tegile, Inc.

Our real-time product line competes with a number of companies, including:  (1) companies providing competitive Linux and other real-time operating systems or tools for time-critical systems, including Lynx Software Technologies, Red Hat, Inc. and Wind River Systems, Inc.; (2) companies involved in simulation and data acquisition, including Opal RT Technologies, Inc., National Instruments Corporation and dSpace, GmbH; (3) customers who may choose to integrate their own in-house, real-time products using standard commercial hardware and open-source Linux operating systems and tools; and (4) computer companies that provide solutions for high‑performance image generation, including Quantum3D, Inc. and Rockwell Collins, Inc.

Additional competitors with significant market presence and financial resources, including computer hardware and software companies, content providers and television equipment manufacturers, including digital STB manufacturers, may enter our markets, thereby further intensifying competition.  Potential future competitors may also include one or more of the parties with whom we currently have a strategic relationship.  Although we have copyright and other intellectual property rights with respect to much of the technology incorporated in our content delivery and real-time products, our strategic partners have not agreed to refrain from competing against us. Increased competition could result in price reductions that would adversely affect our business, financial condition and results of operations.  Many of our current and potential future competitors have significantly greater financial, technical, sales, marketing and other resources than we do, and greater brand name recognition.  In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our markets.

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

We own nine U.S. patents:  Nos. 7,877,468, 8,079,052, 8,505,057, 8,522,268, 8,650,601, 8,695,031, 8,763,044, 8,943,218 and 8,972,600 and have multiple patent applications pending in the U.S.  We have also obtained a patent license to a patent portfolio (13 patents, 29 patent applications, and all additions, divisionals, continuations, continuations‑in‑part, extensions, reissues and foreign counterparts thereof) which is now owned by Alcatel-Lucent (the “Patent License”).  These patents cover multiple interactive television, targeted advertising, and on-demand technologies.  The portfolio includes U.S. Patent Nos. 5,623,595 and 5,805,804 (“Subject Patents”).  In addition to our original license, on September 28, 2007, Concurrent obtained a separate patent license to the Subject Patents from Broadband Royalty Corporation (“BBR”), with assurances from its parent company, C‑COR Incorporated.  BBR co-owns the Subject Patents with Alcatel-Lucent.

We have entered into licensing agreements with several third-party software developers and suppliers.  Generally, such agreements grant us non-exclusive, worldwide term licenses to distribute software as part of the solutions we market.

Suppliers

We sometimes purchase product components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms.  These components include systems, system boards, memory, CPUs, mother boards, storage devices, software, and chassis.  We purchase product components from the following single suppliers:  Arrow Electronics, Inc., Avnet, Inc. (“Avnet”), CSP, Inc., Curtiss-Wright Corporation, Dell, Inc., (“Dell”), Dot Hill Systems Corporation (“Dot Hill”), General Electric, General Standards Corporation, Intel Corporation, Kardios Systems Corporation, KMA Systems, North Atlantic Industries. Inc., Oracle Corporation, Qlogic Corporation, Seagate Technology, LLC, Supermicro Computer, Inc. and Western Digital Technologies, Incorporated.  Comparable products are available from other sources and would conform to our system specifications with moderate engineering effort.  Single-source suppliers accounting for 10% or more of these purchases during the fiscal year ended June 30, 2015 were Dot Hill (15%), Dell (20%), and Avnet (19%).  During the fiscal year ended June 30, 2014, Dot Hill (23%), Dell (18%) and Avnet (13%) were the only single-source suppliers accounting for 10% or more of these purchases.  During the fiscal year ended June 30, 2013, Dot Hill (24%) and Dell (16%) were the only single-source suppliers accounting for 10% or more of these purchases.

Seasonality

We have experienced variations in revenue, expenses and operating results from quarter-to-quarter, and it is probable that these variations will continue.  We believe that fluctuations in the number of orders for our content delivery products being placed from quarter-to-quarter are principally attributable to the buying patterns and budgeting cycles of our customers.  We believe that orders for real-time products are dictated by buying cycles of the government and large government contractors.  In addition, for both product lines, orders are often not finalized until the end of a quarter.  However, we do not believe seasonality is a significant factor at this time.

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

Industries we serve are subject to extensive regulation in the U.S. and other countries.  Our content delivery business is dependent upon the continued growth of video services in the U.S. and internationally.  Broadband companies in the U.S. are subject to extensive government regulation by the Federal Communications Commission (“FCC”) and other federal and state regulatory agencies, including the Open Internet rules which became effective June 12, 2015.  Additional regulations could have the effect of limiting capital expenditures by our customers and thus could have a material adverse effect on our business, financial condition and results of operations.  The enactment by federal, state or international governments of new laws or regulations could adversely affect our customers, and thereby materially adversely affect our business, financial condition and results of operations.

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

Employees

As of June 30, 2015, we had 260 employees and contractors worldwide.  Of these employees and contractors, 205 were located in the U.S. and 55 were located internationally.  Our employees are not unionized.

Financial Information About Foreign And Domestic Operations And Export Sales

A summary of net sales (consolidated net sales reflects sales to unaffiliated customers) attributable to our foreign and domestic operations for the fiscal years ended June 30, 2015, 2014 and 2013 is presented in Note 10 to the consolidated financial statements included herein.

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

The risk factors below contain forward-looking statements regarding Concurrent.  Actual results could differ materially from those set forth in the forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Statements” on page 41.

Risks Related to Our Business

A significant portion of our revenue has been, and is expected to continue to be, concentrated in a small number of customers and our customer base may be subject to further consolidation.  If we are unsuccessful in maintaining or expanding relationships with these customers or lose any of these customers, our business will be adversely affected.

Cox accounted for approximately 9% and TWC accounted for approximately 6% of fiscal year 2015 total revenue and each accounted for approximately 13% of fiscal year 2014 total revenue.  Cox accounted for approximately 16% and TWC accounted for approximately 12% of fiscal year 2015 total content delivery solutions revenue and 23% of fiscal year 2014 total content delivery solutions revenue.  If we are unsuccessful in maintaining key relationships with these and other existing customers, if these customers’ purchasing levels are reduced or they choose to upgrade their services with solutions from our competitors, our business will be materially adversely affected.  Further, if we are unsuccessful in establishing relationships with other large companies or experience problems in any of our systems, our ability to attract new customers and sell additional products to existing customers will be materially adversely affected.

Due to our limited customer base and the relative size of each customer compared to Concurrent, our customers may make extensive demands on our business.  Such demands may include high levels of contractual service, product-improvement obligations and severe price pressure.  In addition, our failure to adequately perform under these contracts could result in liquidated damages.  The payment of any liquidated damages or failure to meet our customers’ expectations could substantially harm our future business prospects.

We typically do not have written agreements that require customers to purchase fixed minimum quantities of our products.  Our sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers’ budgets for capital expenditures and new product introductions.  Further, such expenditures may be reduced, delayed or cancelled as a result of global economic conditions and on each of these customers’ businesses.

In North America, service providers have widely adopted video services over the past decade.  Many will be reluctant to change vendors as systems are upgraded, due to the integration into their network.  As a result, future opportunities for new sales of content delivery solutions into these markets may be limited.

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

We expect these sales to continue to constitute a significant majority of our revenues for the foreseeable future.  Demand for our products will depend on the magnitude and timing of capital spending by service providers on advanced technologies for constructing and upgrading their network infrastructure.  Further demand will also depend on customers’ continuing to upgrade and expand their offerings with our solutions.  Continued slowdowns or delays in this spending would likely have a material adverse impact on our quarterly revenues and could result in net losses.

A loss of our government contracts and/or orders would have a material adverse effect on our business.

We derive a significant portion of our revenues from the supply of systems under government contracts and/or orders.  For the fiscal years ended June 30, 2015 and 2014, we recorded $12.0 million and $10.1 million, respectively, in revenue to U.S. Government prime contractors and agencies of the U.S. Government.  These sales represent approximately 19% and 14% of our total sales in the fiscal years ended June 30, 2015 and 2014, respectively.  Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, changes in governmental policies or regulations which could significantly increase the cost of doing business with the government and the imposition of budgetary constraints.  Many governments are struggling to balance their budgets which could further reduce funding for contracts.  A loss of government contract revenues would have a material adverse effect on our business, results of operations and financial condition.

We depend on U.S. Government customers for a significant portion of our revenue, and sequestration (automatic, across-the-board U.S. Government budgetary spending cuts) currently required under the Budget Control Act of 2011 and the Bipartisan Budget Act of 2013 continues to have potential adverse consequences on our future business.

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

Sales to the U.S. Government, prime contractors and agencies of the U.S. Government represented between 14% and 19% of our total revenues in each of the past 3 fiscal years and our expected revenue for fiscal year 2016 and beyond depends, in part, on receiving a similar level of new orders from the U.S. Government, which remains uncertain and difficult to predict.  If the U.S. Government budget process results in a prolonged shutdown or prolonged operation under a continuing resolution, we may experience delayed orders, delayed payments, declines in revenues, profitability and cash flows. All of the aforementioned conditions could have a material adverse effect on our business and financial outlook, our operating results and our financial condition.

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

Our future success is dependent on our development and marketing of new products and solutions that achieve market acceptance and enhance our current products.  In addition, services, products or technologies developed by others may render one or more of our products or technologies uncompetitive, unmarketable or obsolete.  Our future success will depend on our ability to continue to enhance our existing products, including development of new applications for our technology, and to develop and introduce new products to meet and adapt to changing customer requirements and emerging technologies.  Our failure to respond or respond quickly enough to rapidly changing technologies could adversely affect our business, financial condition and results of operations.  Our efforts to trim expenses in research and development could have the unintended consequence of impacting our delivery of new products or enhancements to existing products.  Our inability to develop, on a timely basis, new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.  There can be no assurance that we will be successful in pursuing any new products or enhancements to existing products.

We are continuing to adapt our content delivery products to add features allowing deployments to cable, IPTV, and Internet CDN providers to enable multi-screen video delivery.  The changes require new knowledge sets, especially in research and development, and will require us to develop and sell new products to new customers.  A failure to execute on this transition will adversely affect our business.

Our video expertise for more than fifteen years has been focused on the VOD market.  Although we have been successful in VOD, we recognize it is a relatively limited market and, as such, we are transitioning the business to serve video to all devices.  We are introducing the products necessary to serve these new markets.  We have also invested in new sales professionals to help us sell our existing and new products to a wider customer set.  We believe that these steps are necessary, but that they will be expensive.  We are making these investments in a challenging macroeconomic environment and may be unable to develop or sell any new marketable products.  In addition, we face robust competition both from internally-developed solutions and from large, well-positioned companies.  If we are not successful in establishing new products and new customers, we will have expended considerable effort and capital to transition the business and will not have received any economic benefit.

We cannot guarantee that our products and services will keep pace with technological developments and emerging industry standards, address the changing needs of our customers or achieve market acceptance, any of which could materially adversely affect our business.

The markets for our products are characterized by rapidly changing technology, evolving industry standards and new product introductions and enhancements.  There can be no assurance that we will be successful in enhancing our current and planned content delivery and real-time products or developing, integrating and marketing new products that satisfy customer needs or achieve market acceptance.  In addition, services, products or technologies developed by others may render one or more of our products or technologies uncompetitive, unmarketable or obsolete.  Future technological advances may result in the availability of new products and services that could compete with our solutions or reduce the cost of existing products or services.  Our future success will depend on our ability to continue to enhance our existing products, including development of new applications for our technology, and to develop and introduce new products to meet and adapt to changing customer requirements and emerging technologies.  Further, announcements of currently planned or other new product offerings by our competitors may cause customers to defer purchase decisions or to fail to purchase our existing solutions.  Our failure to respond to rapidly changing technologies could adversely affect our business, financial condition and results of operations.

Broadband Internet video services for televisions have gained traction and could replace current VOD services and cause a negative impact on our revenue associated with our content delivery products.

A number of well-funded companies such as Amazon Prime TV, HBO Now, Apple, Hulu and Netflix are or will be capable of delivering Internet video services for home television viewing.  As these products are developed, successfully deployed and embraced by consumers, our customers may discontinue purchases of our content delivery products.

We have experienced competitive pricing pressure for our products and services and expect to continue to experience this pressure.  As pricing pressures continue, it may impact our revenue and call into question our ability to achieve and maintain profitability.

Over the years, our industry has experienced a decrease in average selling prices.  We anticipate that the average selling prices of our products will continue to decrease in the future in response to competitive pricing pressures, increased sales discounts and new product introductions by our competitors. We may experience substantial decreases in future operating results, financial condition and cash flows due to a decrease of our average selling prices.  We also anticipate that our gross margins will fluctuate from period to period as a result of the mix of products we sell in any given period.  If our sales of lower margin products significantly expand in future quarterly periods, our overall gross margin levels, operating results, financial condition and cash flows will be adversely impacted.

We incurred net losses in the past and may incur further losses in the future.

We incurred net losses of $0.3 million, $2.9 million, $3.3 million and $1.0 million in fiscal years ended June 30, 2015, 2012, 2011 and 2010, respectively.  As of June 30, 2015, we had an accumulated deficit of approximately $173.8 million.  We may have difficulty sustaining profitable operations and incur additional net losses in the future.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting.  We have reported material weaknesses in our financial reporting controls during fiscal years 2013 and 2015.  In future periods, we may identify deficiencies in our system of internal controls over financial reporting that may require remediation.  There can be no assurances that any such future deficiencies identified may not be significant deficiencies or material weaknesses that would be required to be reported in future periods.

We face risks associated with the trend of increased stockholder activism.

Publicly-traded companies have increasingly become subject to campaigns by investors seeking to increase short-term stockholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases or even sales of assets or the entire company.  Given our market capitalization and other factors, it is possible that stockholders may in the future attempt to effect such changes or acquire control over us. Responding to proxy contests and other actions by activist stockholders would be costly and time-consuming, disrupt our operations and divert the attention of our Board of Directors and senior management from the pursuit of business strategies, which could adversely affect our results of operations and financial condition.

We utilize open source software, which could enable our competitors to gain access to our source code and distribute it without paying any license fee to us.

Key components of both our content delivery and real-time products utilize open source software on Linux platforms.  Some open source software, especially that provided under the GNU Public License, is provided pursuant to licenses that limit the restrictions that may be placed on the distribution and copying of the provided code.  Thus, it is possible that customers or competitors could copy portions of our software and freely distribute it.  This could substantially impact our business and our ability to protect our products and future business.

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

We typically enter into confidentiality or license agreements with our employees, consultants, customers and vendors, in an effort to control access to and distribution of our proprietary information.  Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use our proprietary technology without authorization.  The steps we take may not prevent misappropriation of our intellectual property, and the agreements we enter into may not be enforceable.  In addition, effective copyright and trade secret protection may be unavailable or limited in some foreign countries.

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

The markets for content delivery and real-time products are extremely competitive.  Our competitors include divisions of larger public companies with an established presence in the industry.  Further, as we expand our product offerings to additional delivery devices, we encounter a different set of competitors.  This intense competition has negatively impacted our content delivery solutions revenues and may severely impact our success and ability to earn additional revenue through expanding our content delivery solutions offerings.

In addition to competing against large, established content delivery product providers, our multi-screen video analytics products are seeing competition by internally-developed solutions as well as other big data vendors.

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

A list of the primary competitors we face in both of our markets and a categorization of our competitors is included under the Competition heading in Part I, Item 1., the Business section of this Annual Report on Form 10-K for the year ended June 30, 2015.

Future issuances or repurchases of our equity, or transfers of our equity by third parties, may impair our future ability to use a substantial amount of our existing net operating loss carryforwards.

From time to time we complete an analysis of the ownership changes in our stock pursuant to Section 382 of the Internal Revenue Service tax code.  As of June 30, 2015, the ownership change was 29.7%, compared to 31.8% as of June 30, 2014.  Future transactions and the timing of such transactions could cause an additional ownership change for Section 382 income tax purposes.  Section 382 limits the ability of a company that undergoes an “ownership change,” which is generally defined as any change in ownership of more than 50% of its common stock over a three-year period, to utilize its net operating loss carryforwards and certain built-in losses or deductions, as of the ownership change date, that are recognized during the five-year period after the ownership change.  Such transactions may include, but are not limited to, additional repurchases or issuances of common stock, or acquisitions or sales of shares of Concurrent stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account.  Most of these transactions are beyond our control.  If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate a new annual restriction on the use of our net operating loss carryforwards to offset future taxable income.  We could lose all or a substantial part of the benefit of our accumulated net operating loss carryforwards.

We have a significant base of deployed content delivery products that our customers, over time, may decide to replace for products from other companies.

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

The ongoing uncertainty and unevenness in the recovery in the domestic and global economy may negatively affect our operating results, financial condition and operating results.  The uncertainty in economic conditions in many of our markets may impact demand for our products and render budgeting and forecasting difficult.  The difficulty in forecasting demand increases the difficulty in anticipating our inventory requirements, which may cause us to over-produce finished goods, resulting in inventory impairments, or under-produce finished goods, affecting our ability to meet customer requirements.

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

Sales to international customers accounted for approximately 46%, 42% and 39% of our revenue in fiscal years 2015, 2014, and 2013, respectively.  Accordingly, our business is susceptible to numerous risks associated with international operations.

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

To date, the majority of our revenues have been denominated in U.S. dollars, while a significant portion of our international expenses are incurred in the local currencies of countries in which we operate. Because a portion of our business is conducted outside the U.S., we face exposure to adverse movements in foreign currency exchange rates.  These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows.  An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we often sell in dollars, and a weakened dollar could increase local currency operating costs.  In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the U.S. dollar using either the spot rate or the weighted-average exchange rate.  If the U.S. dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate.  We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations.

Product failures or interruptions could cause delays in shipments, require design modifications or field replacement, which may have a negative impact on our business and damage our reputation and customer relationships.

Product failures may adversely affect our business, financial condition and results of operations.  Despite our own testing, vendor testing and additional testing by current and potential customers, all errors or failures may not be found in our products prior to being deployed or, if discovered, successfully corrected in a timely manner.

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

In addition, a defect, error or performance problem with content delivery products could cause our customers’ offerings to fail for a period of time or be degraded.  Any such failure would cause customer service and public relations problems for our customers.  As a result, we could experience delayed or lost revenue due to adverse customer reaction, negative publicity regarding us and our products and services and claims for substantial damages against us, regardless of our responsibility for such failure.  Any claim could be expensive and require us to spend a significant amount of resources.  In circumstances where third-party technology incorporated with or in our systems includes a defect, error or performance problem or fails for any reason, we may have to replace such third-party technology at our expense and be responsible to our customers for their corresponding claims.  Such tasks could be expensive, could require us to spend a significant amount of resources and insurance coverage, if available, may be inadequate.

Trends in our business may cause our quarterly operating results to fluctuate; therefore, period-to-period comparisons of our operating results may not necessarily be meaningful.

We have experienced significant variations in the revenue, expenses and operating results from quarter-to-quarter in our business, and it is likely that these variations will continue.  We believe that fluctuations in the number of orders for our products being placed from quarter-to-quarter are principally attributable to the buying patterns and budgeting cycles of our customers.  In addition, sales cycles associated with the purchase of many of our products are typically lengthy and orders are often not finalized until the end of a quarter.  As a result, our results of operations have fluctuated in the past and will likely continue to fluctuate in accordance with this purchasing activity.  Therefore, period-to-period comparisons of our operating results may not necessarily be meaningful.  In addition, because these factors are difficult for us to forecast, our business, financial condition and results of operations for one quarter or a series of quarters may be adversely affected and below the expectations of securities analysts and investors, which could result in material declines of our stock price.

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

Our content delivery products enable recording, storing, and delivering video over commercial networks.  Thus, our customers could use our products without first obtaining permission from content owners to record and deliver copyrighted video.  In such a situation, we could face liability for claims that our products enabled or assisted in breaching copyright laws.

If content providers, such as movie studios, limit the scope of content licensed for use in the digital content delivery market, our business, financial condition and results of operations could be negatively affected because the potential market for our products would be more limited than we currently believe.

The success of the content delivery market is contingent upon content providers, such as movie studios, continuing to permit their content to be licensed for distribution in this market.  Content providers may, due to concerns regarding marketing or illegal duplication of the content, limit the extent to which they provide content to the markets served by our customers and potential customers.  A limitation of available content would indirectly limit the demand for our content delivery solutions.

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

Our operating results may be adversely affected by continuing economic uncertainty in Europe and elsewhere and by related global economic conditions.

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

We believe that the business model that will support widespread multi-screen adoption of content delivery continues to evolve.  The potential size of the market and timing of market development is uncertain.  We believe our success in these new markets will also depend on the adoption of an advertising based business model by key industry participants and our ability to offer the mix of products that allow these participants to introduce offerings which will support that model.

Our business is subject to governmental regulation.  Any finding that we have been or are currently in noncompliance with such laws could result in, among other things, governmental penalties or class action lawsuits.  Further, changes in existing laws or new laws may adversely affect our business.

We are subject to various international, U.S. federal, state and local laws affecting our content delivery and real-time product lines.  The television industry is subject to extensive regulation in the U.S. and other countries.  Our content delivery solutions revenue is dependent upon the continued growth of the digital television industry in the U.S. and internationally.  Broadband companies are subject to extensive government regulation by the FCC and other federal and state regulatory agencies.  The 1984 Cable Act, which amended the Communications Act of 1934, established policies in the areas of ownership, channel usage, franchise provisions and renewals, subscriber rates and privacy, obscenity and lockboxes, unauthorized reception of services, equal employment opportunity, and pole attachments.  The 1984 Cable Act also defined jurisdictional boundaries among federal, state and local authorities for regulating cable television systems which, among other provisions, allow for expanded regulatory powers when domestic cable penetration exceeds a threshold of 70% of U.S. households.  Additional regulations could have the effect of limiting capital expenditures by our customers and thus could have a material adverse effect on our business, financial condition and results of operations.  If we were found to be, or believed to be non-compliant with privacy laws, we could face substantial exposure to government fines or privacy litigation.  This risk is important for our multi-screen video analytics solutions since these products monitor STB functions that could be impacted by privacy law protections.  In addition, new ‘net neutrality’ legislation or regulations could be implemented or interpreted in a way that curtails certain of our products’ uses within our customers’ data networks and adversely impacts our customers’ ability to operate those networks efficiently or profitably.  This could impact our sales of those products.  The enactment by federal, state or international governments of new laws or regulations could adversely affect our customers, and thereby materially adversely affect our business, financial condition and results of operations.  Our real-time revenue is also subject to strict government regulation as the result of the government work we do.  The regulations deal with security clearances, privacy, employment practices, pricing, purchasing, intellectual property and integrity.  If we were ever found in violation or if out of compliance, our production and resultant revenues could be halted or significantly delayed.

The cable and telecommunications industries are experiencing consolidation, which could result in delays or reductions in purchases of products and services, which could have a material adverse effect on our business.

We are experiencing the consolidation of many participants in the cable and telecommunications industries. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, possibly resulting in an immediate or future elimination of sales opportunities and future support revenue.  Even if sales are not reduced, consolidation can also result in pressure from customers for lower prices or better terms, reflecting the increase in the total volume of products purchased, the elimination of a price differential between the acquiring customer and the company acquired, or other factors.  Consolidations could also result in delays in purchasing decisions by the affected companies prior to completion of the transaction and by the merged businesses.  The purchasing decisions of the merged companies could have a material adverse effect on our business.

We may be subject to liability if private information supplied to our customers is misused.

Our content delivery solutions allow companies to collect and store data that many viewers may consider confidential.  Unauthorized access or use of this information could result in liability to our customers, and potentially us, and might deter potential on-demand viewers.  We have no control over the policy of our customers with respect to the access to this data and the release of this data to third parties.

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

During the fourth quarter of fiscal year 2014, we released $13.7 million of valuation allowances against our U.S. deferred tax assets.  Positive or negative changes to our business in the future may require either an additional release of our valuation allowances, which would result in additional tax benefits that would improve our net income, or require us to increase our valuation allowance, which would result in additional income tax expense that would negatively impact our net income.  See Note 8 to the consolidated financial statements for further discussion.

We have implemented certain anti-takeover provisions that could make it more difficult for a third-party to acquire us.

Provisions of Delaware law and our restated certificate of incorporation, and amended and restated bylaws, could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders.

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

Our common stock is traded on the NASDAQ Global Market.  For the 12 months ended June 30, 2015, the high and low prices reported on the NASDAQ Global Market were $8.10 and $5.69, respectively.  Further, as of August 21, 2015, the closing price as reported on the NASDAQ Global Market was $5.18.  The market price of our common stock may fluctuate significantly in the future in response to various factors, some of which are beyond our control, including, among others:

•	variations in our quarterly operating results;
•	changes in securities analysts’ estimates of our financial performance;
•	the development of the content delivery market in general;
•	the investment in storage and Linux markets;
•	changes in market valuations of similar companies;

•	announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	loss of a major customer or failure to complete significant transactions;
•	consolidation of companies that comprise our target market;
•	suspension, reduction or cancellation of the quarterly dividend; and
•	additions or departures of key personnel.

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

Our principal facilities as of June 30, 2015 are listed below.  All of the principal facilities are leased.  Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including operations, research and development, sales, marketing, service, and administration.

Location	Principal Use	Expiration Date of Lease	Approx. Floor Area (Sq. Feet)

4375 River Green Parkway Suite 100 Duluth, Georgia 30096	Corporate Headquarters, Administration, Research and Development, Operations, Service, Sales and Marketing	December 2018	36,600

2881 Gateway Drive Pompano Beach, Florida 33069	Administration, Research and Development, Operations, Service, Sales and Marketing	December 2016	30,000

In addition to the facilities listed above, we also lease space in various domestic and international locations for use as development and sales and service offices.

Item 3.	Legal Proceedings.

We are not presently involved in any material litigation.  However, we are from time to time party to various routine legal proceedings arising out of our business. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty.  Nevertheless, we believe that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on our business, balance sheets or the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows in the period ended June 30, 2015.

Item 4A.	Executive Officers of the Registrant.

Our officers are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal.  Set forth below are the names, positions and ages of executive officers as of August 21, 2015:

Name	Position	Age

Derek Elder	President, Chief Executive Officer, and Director	44
Emory O. Berry	Chief Financial Officer and Executive Vice President of Operations	49

Derek Elder, President, Chief Executive Officer, and Director.  Mr. Elder joined Concurrent as President, Chief Executive Officer and Director on November 18, 2014.  Mr. Elder most recently served as Senior Vice President and General Manager of the DOCSIS & Multiservice Gateway business unit at ARRIS Group, Inc. (“ARRIS”) (NASDAQ: ARRS) since April 2013.  Mr. Elder has also held a number of other leadership positions at ARRIS in sales, product management and marketing during his ten-year tenure, including serving as Senior Vice President & General Manager, Touchstone Broadband CPE Division from March 2011 to April 2013, Senior Vice President, Product Management & Marketing from May 2008 to May 2011 and Senior Vice President, North American Sales prior thereto.  Prior to ARRIS, Mr. Elder was a technology and business leader at Tropic Networks, Cisco Systems and Narad Networks, Inc.  Mr. Elder earned his undergraduate degree from the University of Maryland University College and his Masters of Business Administration from The Pennsylvania State University.

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

Fiscal Year 2015 Quarter Ended:	High	Low

September 30, 2014	$8.10	$6.83
December 31, 2014	$7.66	$6.57
March 31, 2015	$7.26	$5.69
June 30, 2015	$6.63	$5.90

Fiscal Year 2014 Quarter Ended:	High	Low

September 30, 2013	$8.95	$6.81
December 31, 2013	$8.32	$6.55
March 31, 2014	$8.81	$7.77
June 30, 2014	$8.65	$6.90

On August 21, 2015, the last reported sale price of our common stock on NASDAQ was $5.18 per share.  As of August 21, 2015, there were 701 registered holders of record of our common stock.

In fiscal years 2014 and 2015, we paid four quarterly cash dividends of $0.12 per share of common stock.  We intend to pay a regular quarterly cash dividend on our common shares subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant.  We believe that a portion of our dividends may be treated as a return of capital to stockholders, rather than dividend income, as we believe dividend payments may exceed our cumulative earnings and profits.

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

Overview

We provide software, hardware and professional services for the content delivery market and the high‑performance, real-time market.  Our business is comprised of two segments for financial reporting purposes, products and services, which we provide for each of these markets.

Our content delivery solutions (formerly called video solutions) consist of software, hardware and services for intelligently streaming video content to a variety of consumer devices, storing and managing content in the network and collecting and analyzing data related to content delivery applications.  Our streaming video, storage and data analytics products and services are deployed by service providers to support consumer-facing video services including live broadcast video, VOD and time-shifted video applications such as cDVR.

Our real-time solutions consist of real-time Linux operating system versions, development and performance optimization tools, simulation software and other system software combined, in many cases, with computer platforms and services.  These real-time products are sold to a wide variety of companies seeking high-performance, real-time computer solutions in the military, aerospace, financial and automotive markets around the world.

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

We have identified the following as accounting policies critical to us:

Revenue Recognition and Related Matters

As described in Note 2 to the consolidated financial statements, in September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). This guidance pertains to revenue arrangements with multiple deliverables, and accounting guidance on all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  We adopted this new accounting standard on July 1, 2010 and we elected to apply the guidance on a prospective basis.

We generate revenue from the sale of products and services. We commence revenue recognition when all of the following conditions are met:

•	persuasive evidence of an arrangement exists,
•	the system has been delivered or the services have been performed,
•	the fee is fixed or determinable, and
•	collection of the fee is probable.

Determination of the third and fourth criteria above are based on our judgments regarding the fixed nature of the fee charged for products and services delivered and the collectability of those fees.

Our standard multiple-element contractual arrangements with our customers generally include the delivery of systems with multiple components of hardware and software, certain professional services that typically involve installation and consulting, and ongoing system maintenance.  Product revenue is generally recognized when the product is delivered.  Professional services that are of a consultative nature may take place prior to, or after, delivery of the system, and installation services typically occur within 90 days after delivery of the system.  Professional services revenue is typically recognized as the service is performed.  Initial warranty begins after delivery of the system and typically is provided for 90 days to three years after delivery.  Maintenance revenue, where applicable, will be recognized ratably over the maintenance period.  Our product sales are predominantly system sales whereby software and equipment function together to deliver the essential functionality of the combined product.  Upon our adoption of ASU No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements also on July 1, 2010, we determined sales of these systems were typically outside of the scope of the software revenue guidance in Accounting Standards Codification (“ASC”) Topic 985, Software (previously included in American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition or “SOP 97-2”) and should be accounted for under ASU 2009-13.

Our sales model for multi-screen video analytics software products includes the option for customers to purchase a perpetual license, a term license, or software as a service. Customers also have the option to purchase maintenance or managed services with their license.  Revenue from these sales generally is recognized over the term of the various customer arrangements.  Professional services attributable to implementation of our multi-screen video analytics software products or managed services are essential to the customers’ use of these products and services.  We defer commencement of revenue recognition for the entire arrangement until we have delivered the essential professional services or have made a determination that the remaining professional services are no longer essential to the customer.  We recognize revenue for managed services and software-as-a-service arrangements once we commence providing the managed or software services and recognize the service revenue ratably over the term of the various customer contracts.  In circumstances whereby we sell a term or perpetual license and maintenance or managed services, we commence revenue recognition after both the software and service are made available to the customer and recognize the revenue from the entire arrangement ratably over the longer of the term license or service period, because we do not have vendor specific objective evidence (“VSOE”) for either our term licenses or our maintenance and managed services for multi-screen video analytics software solutions.

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

In October 2009, the FASB amended the accounting standards for multiple-element revenue arrangements under ASU 2009-13 to:

●	provide updated guidance on whether multiple deliverables exist, how the elements in an arrangement should be separated, and how the consideration should be allocated;
●	require an entity to allocate revenue in an arrangement using estimated selling price (“ESP”) of each element if a vendor does not have VSOE or third-party evidence (“TPE”); and
●	eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method.

As a result of the adoption of ASU 2009-13, we allocate revenue to each element in an arrangement based on the following selling price hierarchy: the selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE is available.  We have typically been able to establish VSOE of fair value for our maintenance and services.  We determine VSOE of fair value for professional services and maintenance by examining the population of selling price for the same or similar services when sold separately and on a standalone basis, and determining that the pricing population for each VSOE classification is within a very narrow range of the median selling price.  For each element, we evaluate at least annually whether or not we have maintained VSOE of fair value based on our review of the actual selling price of each element over the previous 12-month period.

Our product deliverables are typically comprised of complete systems with numerous hardware and software components that operate together to provide essential functionality, and we are typically unable to establish VSOE or TPE of fair value for our products.  Due to the custom nature of our products, we must determine ESP at the individual component level whereby our estimated selling price for the total system is determined based on the sum of the individual components.  ESP for components of our real-time products is typically based upon list price, which is representative of our actual selling price.  ESP for components of our content delivery products are based upon our most frequent selling price (“mode”) of standalone and bundled sales, based upon a 12-month historical analysis.  If a mode selling price is not available, then ESP will be the median selling price of all such component sales based upon a 12-month historical analysis, unless facts and circumstances indicate that another selling price, other than the mode or median selling price, is more representative of our estimated selling price.  Our methodology for determining estimated selling price requires judgment, and any changes to pricing practices, the costs incurred to integrate products, the nature of our relationships with our customers, and market trends could cause variability in our estimated selling prices or cause us to re-evaluate our methodology for determining estimated selling price.  We update our analysis of mode and median selling price at least annually, unless facts and circumstances indicate that more frequent analysis is required.

In addition, we also sell software under multiple-element arrangements that do not include hardware.  Under these software arrangements, we allocate revenue to the various elements based on VSOE of fair value.  Our VSOE of fair value is determined based on the price charged when the same element is sold separately.  If VSOE of fair value does not exist for all elements in a multiple-element arrangement, but does exist for undelivered elements, we recognize revenue using the residual method.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue.  Where fair value of undelivered elements has not been established, the total arrangement is recognized over the period during which the services are performed.

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable is based on an analysis of our historical charge-off ratio, our aging of accounts receivable and our assessment of the collectability of our receivables.  If there is a deterioration of one of our customer’s credit worthiness or actual account defaults are higher than our historical trends, our reserve estimates could be adversely impacted.

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

We also provide for obsolescence of our spares inventories.  As these service parts age over the related product post-installation service life covered by a warranty, we reduce the net carrying value of our spare parts inventory to account for the excess that builds over the service life.  For certain spare parts, our assessment also includes recent usage under the associated warranties.  The post‑installation warranty service life of our systems is generally three to five years and, at the end of the service life, the carrying value for these parts is reduced to zero.

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

Valuation allowances are established when necessary to reduce deferred tax assets to the amount more-likely-than-not to be realized.  To the extent we establish or change the valuation allowance in a period, the tax effect will generally flow through the consolidated statement of operations.  In the case of an acquired or merged entity, we will record any valuation allowance on a deferred tax asset established through purchase accounting procedures as an adjustment to goodwill at the acquisition date.  Any subsequent change to a valuation allowance established during purchase accounting that occurs within the measurement period of the acquisition (a period not to exceed 12 months) will also be recorded as an adjustment to goodwill, provided that such a change relates to new information about the facts and circumstances that existed on the acquisition date.  All other changes to a valuation allowance established during purchase accounting will flow through the consolidated statement of operations.

The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws.  We are subject to income taxes in the U.S. and numerous foreign jurisdictions.  Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities.  In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain.  In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities.  Therefore, an accrual for uncertainty in income taxes is provided for, when necessary.  In the event that we have accruals for uncertainty in income taxes, these accruals are reviewed quarterly and reversed upon being sustained under audit, the expiration of the statute of limitations, new information, or other determination by the taxing authorities.  The provision for income taxes includes the impact of changes in uncertainty in income taxes.  Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions.  Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

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

As of June 30, 2015, we maintain a full valuation allowance on our net deferred tax assets in all jurisdictions except Japan, the U.K., and the U.S.  We believe that it is more likely than not that the deferred tax assets will not be realized in the jurisdictions in which we maintain a full valuation allowance.  In Japan and the U.K., we believe that it is more likely than not that we will realize our entire deferred tax inventory, and no valuation allowance is needed.  We evaluated the recent trend of positive operating results in the U.S. and concluded during the fourth quarter of fiscal year 2014 that it is now more likely than not that we will realize a portion of our U.S. deferred tax asset due to the historical trend of positive operating income and expectations of future income.  Based upon our estimate of future U.S. earnings, $13.7 million of our valuation allowance was realized during the fourth quarter of fiscal year 2014.  Based on a similar evaluation as of June 30, 2015, we concluded that there has not been a significant change in our estimate of future earnings based on our fiscal year 2015 results and future projections.  As a result, we have not made any adjustment to our valuation allowance in the U.S. for the fiscal year ended June 30, 2015. See Note 8 to the consolidated financial statements for more information.

Indemnifications and Warranties

We recognize the fair value of guarantee and indemnification arrangements issued or modified by us, if these arrangements are within the scope of the interpretation.  In addition, we must continue to monitor the conditions that are subject to the indemnifications, as required under previously existing accounting principles generally accepted in the U.S. (“U.S. GAAP”), in order to identify if a loss has occurred.  If we determine that it is probable that a loss has occurred, then any such estimable loss would be recognized under those indemnifications.  Under our standard software license, services and maintenance agreement, we often agree to indemnify, defend and hold harmless our licensees from and against certain losses, damages and costs arising from claims alleging the licensees’ use of our software infringes the intellectual property rights of a third-party.  Historically, we have not been required to pay material amounts in connection with claims asserted under these provisions and, accordingly, we have not recorded a liability relating to such provisions.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718-10, Stock Compensation, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements and requires application of a fair-value-based measurement method in accounting for share-based payment transactions with employees.  Assumptions used to estimate compensation expense from issuance of share-based compensation are based, to some extent, on historical experience and expectation of future conditions.  To the extent we issue additional share-based compensation, or assumptions regarding previously issued share-based compensation change, our future share-based compensation expense may be positively or negatively impacted.

Defined Benefit Pension Plan

We maintain defined benefit pension plans (the “Pension Plans”) for a number of former employees of our German subsidiary (“participants”).  In 1998, the Pension Plans were closed to new employees and no existing employees are eligible to participate, as all eligible participants are no longer employed by Concurrent.  The Pension Plan provides benefits to be paid to all participants at retirement based primarily on years of service with Concurrent and compensation rates in effect near retirement.  Our policy is to fund benefits attributed to participants’ services to date.  The determination of our Pension Plan benefit obligation and expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts.  Those assumptions include, among others, the weighted average discount rate, the weighted average expected rate of return on plan assets and the weighted average rate of compensation increase.  To the extent that these assumptions change, our future benefit obligation and net periodic pension expense may be positively or negatively impacted.

Selected Operating Data as a Percentage of Total Revenue

The following table sets forth our consolidated historical operating information, as a percentage of total revenues (unless otherwise noted) for the periods indicated:

	Year Ended June 30,
	2015	2014	2013
Revenue (% of total revenue):
Product	68.1%	67.3%	60.5%
Service	31.9	32.7	39.5
Total revenue	100.0	100.0	100.0

Cost of sales (% of respective revenue category):
Product	42.8	42.6	42.6
Service	45.1	44.5	40.9
Total cost of sales	43.5	43.2	41.9
Gross margin	56.5	56.8	58.1

Operating expenses:
Sales and marketing	22.5	20.2	22.6
Research and development	21.1	18.3	18.3
General and administrative	12.4	10.9	13.0
Gain on sale of intangible assets, net	(1.0)	-	(3.8)
Total operating expenses	55.0	49.4	50.1

Operating income	1.5	7.4	8.0

Interest income (expense), net	-	-	(0.1)
Other expense, net	(1.0)	(0.2)	(0.6)

Income before income taxes	0.5	7.2	7.3

Provision (benefit) for income taxes	1.0	(18.8)	0.6

Net income (loss)	(0.5)	26.0	6.7

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

Cost of sales consists of the cost of the computer systems sold, including amortization of software development costs, depreciation, labor, material, overhead and third-party product costs.  Cost of sales also includes the salaries, benefits and other costs of the maintenance, service and help desk personnel associated with product installation and support activities.

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

Fiscal Year 2015 in Comparison to Fiscal Year 2014

The following table sets forth summarized consolidated financial information for each of the fiscal years ended June 30, 2015 and 2014, as well as comparative data showing increases and decreases between periods (dollars in thousands).

	Year Ended June 30,		$	%
	2015	2014	Change	Change

Product revenue	$43,926	$47,893	$(3,967)	(8.3%)
Service revenue	20,533	23,278	(2,745)	(11.8%)
Total revenue	64,459	71,171	(6,712)	(9.4%)

Product cost of sales	18,807	20,402	(1,595)	(7.8%)
Service cost of sales	9,262	10,356	(1,094)	(10.6%)
Total cost of sales	28,069	30,758	(2,689)	(8.7%)

Product gross margin	25,119	27,491	(2,372)	(8.6%)
Service gross margin	11,271	12,922	(1,651)	(12.8%)
Total gross margin	36,390	40,413	(4,023)	(10.0%)

Operating expenses:
Sales and marketing	14,530	14,350	180	1.3%
Research and development	13,588	13,019	569	4.4%
General and administrative	7,990	7,744	246	3.2%
Gain on sale of intangible assets, net	(664)	-	(664)	NM (1)
Total operating expenses	35,444	35,113	331	0.9%
Operating income	946	5,300	(4,354)	(82.2%)

Interest income (expense), net	12	(15)	27	(180.0%)
Other expense, net	(618)	(188)	(430)	228.7%
Income before income taxes	340	5,097	(4,757)	(93.3%)
Provision (benefit) for income taxes	685	(13,408)	14,093	(105.1%)
Net income (loss)	$(345)	$18,505	$(18,850)	(101.9%)

(1)	NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for fiscal year 2015 was $43.9 million, a decrease of $4.0 million, or 8.3%, from $47.9 million for fiscal year 2014.  The decrease in product revenue resulted from a $2.7 million, or 9.9%, decrease in content delivery product revenue for fiscal year 2015 compared to the prior year.  The year‑over‑year decline in content delivery product revenue resulted from the following:

●	North American content delivery product revenue decreased by $2.7 million, or 14.7%, due to a North American cable service provider purchasing a large volume of content delivery systems in fiscal year 2014 that accounted for a substantial amount of our prior fiscal year content delivery product revenue. Current year North American video system sales were more evenly spread among numerous customers; however, we experienced lower overall purchasing volume from our domestic content delivery customers in the current year, especially two of our larger North American customers, as we continue to see consolidation in the cable and telecommunications industries.
●	European content delivery product revenue decreased by $1.1 million, or 21.4%, primarily due to two video customers who purchased systems in fiscal year 2014, one of which was purchased in late fiscal year 2014 but had only minor purchases in the current fiscal year.
●	These decreases were partially offset by an increase in Asia-Pacific content delivery product revenue of $1.1 million, or 27.8%, due to continued expansion of existing customers’ video systems and storage capacities. Netted against this increase is a $0.8 million decrease due the effect of foreign currency rate changes as the Japan yen weakened against the U.S dollar in fiscal year 2015.

Fluctuation in content delivery product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.  Our content delivery product revenue is also subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate.

The decrease in product revenue also resulted from a $1.3 million, or 6.1%, decrease in real-time product revenue for fiscal year 2015 compared to the prior year.  The year-over-year decline in real-time product revenue resulted from the following:

●	European real-time product revenue decreased $0.6 million, or 24.9%, due to a lower sales volume of our iHawk systems to European defense contractors. Included in this decrease is a $0.2 million decrease due to the effect of foreign currency rate changes as the euro weakened against the U.S dollar.
●	Asia-Pacific real-time product revenue decreased $1.1 million, or 13.7%, due to lower sales volume of our iHawk systems to Asia-Pacific customers outside of Japan. Included in this decrease is a $0.7 million decrease due the effect of foreign currency rate changes as the Japan yen weakened against the U.S dollar in fiscal year 2015.
●	These decreases were partially offset by an increase in North American real-time product revenue of $0.5 million, or 5.3%, due to the sale of a custom integrated system to an aerospace customer. However, iHawk systems sales to U.S. defense contractors were lower in the current fiscal year compared to the prior year.

Revenue from defense contractors and the government tend to vary by quarter and year, and are dependent upon government initiatives and funding availability.

Service Revenue.  Total service revenue for fiscal year 2015 was $20.5 million, a decrease of $2.8 million, or 11.8%, from $23.3 million for fiscal year 2014.  This decrease was due to a $2.9 million, or 20.3%, decrease in content delivery service revenue.  Approximately $1.2 million of the decrease in content delivery service revenue resulted from a multi-screen video analytics software managed service contract that we completed during our fiscal year 2014 that was not renewed.  Additionally, in the prior year, we recognized $0.7 million of multi-screen video analytics software reporting services revenue that did not recur in the current year.  The remaining decrease in our content delivery service revenue was attributable to a decrease in our content delivery maintenance revenue.  During fiscal year 2014, a customer that accounted for 5.4% of our total service revenue indicated that it was winding down its purchase of maintenance services from us.  Our loss of maintenance revenue from this customer accounted for a $1.2 million decrease in maintenance service revenue for fiscal year 2015, compared to the same period in the prior year.

Product Gross Margin.  Product gross margin was $25.1 million for fiscal year 2015, a decrease of $2.4 million, or 8.6%, from $27.5 million for fiscal year 2014.  Product gross margin as a percentage of product revenue decreased slightly to 57.2% for fiscal year 2015 from 57.4% for fiscal year 2014.  Product gross margin decreased in terms of dollars during fiscal year 2015, compared to the same period in the prior year, due to the lower volume of our product sales to content delivery customers and the impact of foreign currency rate changes particularly in Japan.

Service Gross Margin.  Service gross margin was $11.3 million for fiscal year 2015, a decrease of $1.6 million, or 12.8%, from $12.9 million for fiscal year 2014.  Gross margin on service revenue decreased slightly to 54.9% of service revenue for fiscal year 2015 from 55.5% of service revenue for fiscal year 2014.  The decrease in service margin as a percentage of service revenue was primarily due to the year-over-year decrease in service revenue by a greater amount than the year-over-year decrease in service costs.  Additionally, the $1.1 million decrease in service cost of sales primarily resulted from (1) a $0.5 million decrease in costs to support multi-screen video analytics software managed services contracts that have ended (along with the end of the related service contract revenue) at the end of the prior fiscal year and (2) a $0.2 million decrease in amortization of purchased technology related to our multi-screen video analytics software solutions, as the amortization period for this intangible ended in the second quarter of the prior fiscal year, (3) a $0.2 million decrease in customer service personnel costs, due to lower headcount primarily in the U.S. and (4) a $0.2 million decrease due to the effect of foreign currency rate changes, primarily in Japan and Germany, partially offset by (5) a $0.3 million increase in the provision for excess and obsolescence related to our spare parts inventories.

Sales and Marketing. Sales and marketing expenses increased approximately $0.2 million, or 1.3%, to $14.5 million for fiscal year 2015 from $14.3 million for fiscal year 2014.  This year-over-year increase primarily resulted from (1) a $0.7 million increase in personnel costs during fiscal year 2015, as we have increased our sales and sales support presence in both Europe and the U.S. to pursue new business and support existing customers, offset by (2) a $0.3 million decrease in bonus incentive compensation as our current year bonus performance criteria were not met and (3) a $0.4 million decrease due to the effect of foreign currency rate changes, primarily in Japan and Germany.

Research and Development.  Research and development expenses increased approximately $0.6 million, or 4.4%, to $13.6 million for fiscal year 2015, from $13.0 million for fiscal year 2014.  This increase was primarily due to (1) a $0.7 million increase in personnel costs during fiscal year 2015 resulting from an increase in development personnel to support product and strategic growth initiatives, (2) an increase of $0.3 million in recruiting fees related to the increase in personnel, (3) a $0.2 million increase in development costs as fewer development projects for sale were ordered by our customers (typically this results in a transfer of costs from research and development to cost of sales), offset by (4) a decrease of $0.5 million in bonus incentive compensation as our current year bonus performance criteria were not met.

General and Administrative.  General and administrative expenses increased approximately $0.3 million, or 3.2%, to $8.0 million for fiscal year 2015 from $7.7 million for fiscal year 2014.  This increase was primarily due to $1.0 million of Chief Executive Officer (“CEO”) transition costs (as discussed in the next paragraph) during fiscal year 2015, offset by a decrease of $0.8 million and $0.1 million in bonus incentive compensation and performance based restricted stock expense, respectively, as our current year bonus and restricted stock performance criteria were not met.

In regards to the $1.0 million in CEO transition costs, on November 18, 2014, our Board of Directors appointed Mr. Derek Elder as our President and Chief Executive Officer, effective immediately upon the departure of Mr. Dan Mondor.  Mr. Elder received a $0.1 million sign-on bonus as part of his employment.  Effective November 21, 2014, Mr. Mondor, our former President and Chief Executive Officer departed the Company.  Mr. Mondor will receive severance compensation approximating $0.7 million, which has been accrued and expensed in fiscal year 2015, in accordance with the provisions in his amended and restated employment agreement regarding termination without due cause, as described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2010.  Furthermore, we incurred approximately $0.2 million of recruiting costs as part of our executive search during fiscal year 2015.

Gain on Sale of Intangible Assets, net.  During fiscal year 2015, we sold two blocks of IPv4 addresses to two buyers for cash.  These blocks of non-strategic IPv4 addresses, which were both recorded at $0 book value, had not been a material part of our ongoing operations.  The aggregate $0.7 million gain on the sale of these IPv4 addresses is net of broker fees incurred to consummate the transaction.

Other Expense, net.  During fiscal year 2015, we incurred approximately $0.6 million of realized currency translation losses compared to $0.2 million of realized currency translation losses in fiscal year 2014.  These losses resulted from the impact of the continued decrease in value of both the euro and Japanese yen, relative to the U.S. dollar, on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our European and Japanese subsidiaries for which the euro and yen are the respective functional currencies.

Provision for Income Taxes.  We recorded a $0.7 million income tax provision for fiscal year 2015 and a $13.4 million income tax benefit for fiscal year 2014.  Our tax provision recorded during fiscal year 2015 was primarily attributable to income tax provisions on profitable operations in Japan.  Additionally, our U.S. tax provision in the current year is primarily non-cash, as we are able to utilize our U.S. net operating losses to offset most cash taxes that would otherwise be owed.  In the fourth quarter of fiscal year 2014, we concluded that it was more likely than not that we will realize a portion of our U.S. deferred tax asset as a result of our trend of positive operating results in the U.S.  As a result, we realized a $13.7 million non-cash tax benefit related to the release of a portion of our valuation allowance that represented the amount of our U.S. deferred tax asset that we expect to realize in future years.  This release was based upon our estimate of U.S. future taxable earnings.  See Note 8 to the consolidated financial statements for more information.

Our tax provision recorded in the prior year was primarily attributable to the income tax provision recorded by our subsidiary in Japan as a result of pretax income earned in the period.  However, most of this was offset on a consolidated basis by the release of all valuation allowances against our deferred tax assets in the U.K., during the first half of our fiscal year 2014.  A change in U.K. tax law relative to treatment of research and development tax credits allowed us to release valuation allowances against approximately $0.2 million of deferred tax assets that we believe are now realizable as a result of the current period tax law change.

In jurisdictions other than the U.S., U.K. and Japan, we either generate net operating losses or occasionally utilize some of the net operating loss carryforward amounts.  However, because of the cumulative accounting losses in those jurisdictions, we maintain a full valuation allowance on those losses.  This results in no net income tax provision impact in those jurisdictions, as of June 30, 2015.

Net Income (Loss).  Our net loss for fiscal year 2015 was $0.3 million, or $0.04 of loss per basic and diluted share, compared to net income for fiscal year 2014 of $18.5 million, or $2.08 per basic and $2.04 per diluted share.

Fiscal Year 2014 in Comparison to Fiscal Year 2013

The following table sets forth summarized consolidated financial information for each of the fiscal years ended June 30, 2014 and 2013, as well as comparative data showing increases and decreases between periods (dollars in thousands).

	Year Ended June 30,		$	%
	2014	2013	Change	Change

Product revenue	$47,893	$38,414	$9,479	24.7%
Service revenue	23,278	25,030	(1,752)	(7.0%)
Total revenue	71,171	63,444	7,727	12.2%

Product cost of sales	20,402	16,374	4,028	24.6%
Service cost of sales	10,356	10,233	123	1.2%
Total cost of sales	30,758	26,607	4,151	15.6%

Product gross margin	27,491	22,040	5,451	24.7%
Service gross margin	12,922	14,797	(1,875)	(12.7%)
Total gross margin	40,413	36,837	3,576	9.7%

Operating expenses:
Sales and marketing	14,350	14,358	(8)	(0.1%)
Research and development	13,019	11,599	1,420	12.2%
General and administrative	7,744	8,226	(482)	(5.9%)
Gain on sale of intangible assets, net	-	(2,381)	2,381	NM (1)
Total operating expenses	35,113	31,802	3,311	10.4%
Operating income	5,300	5,035	265	5.3%

Interest expense, net	(15)	(30)	15	(50.0%)
Other expense, net	(188)	(388)	200	(51.5%)
Income before income taxes	5,097	4,617	480	10.4%
Provision (benefit) for income taxes	(13,408)	369	(13,777)	NM (1)
Net income	$18,505	$4,248	$14,257	335.6%

(1)	NM denotes percentage is not meaningful

Product Revenue.  Total product revenue for fiscal year 2014 was $47.9 million, an increase of $9.5 million, or 24.7%, from approximately $38.4 million in fiscal year 2013.  The increase in product revenue resulted from a $6.3 million, or 30.2%, increase in content delivery product revenue in fiscal year 2014, compared to the prior year.  We experienced year-over-year content delivery product revenue growth in all of our traditional geographic regions in fiscal year 2014 as follows:

●	European content delivery revenue increased $3.3 million, or 192.4%, due to the timing of purchases from two multiple system operators in fiscal year 2014. One of the two customers was an existing customer that expanded its video system and storage capacity, and the second was a relatively new European video customer deploying video systems and storage for the first time.
●	North American content delivery revenue increased $2.0 million, or 12.2%, in fiscal year 2014 primarily due to our year-over-year increase in the sales volume of our multi-screen video analytics software reporting products.
●	Asia-Pacific content delivery revenue increased $1.0 million, or 36.4%, in fiscal year 2014 due to existing customers’ expanding their existing video systems and storage capacity.

Fluctuation in content delivery product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue.  Our content delivery product revenue is also subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate.

The increase in product revenue also resulted from the $3.2 million, or 18.1%, increase in real-time product revenue for fiscal year 2014, compared to the prior year.  We experienced year-over-year real-time product revenue growth in all of our traditional geographic regions in fiscal year 2014 as follows:

●	European real-time product revenue increased $1.6 million, or 162.9%, due to higher sales volume of our iHawk systems and SIMulation Workbench to European defense contractors and automotive customers.
●	Asia-Pacific real-time product revenue increased $1.1 million, or 16.3%, in fiscal year 2014 due to higher sales volume of our iHawk systems to Japanese defense contractors.
●	North American real-time product revenue increased $0.5 million, or 4.1%, in fiscal year 2014 due to higher sales volume of our iHawk systems to commercial technology companies and the U.S. Government.

Revenue from defense contractors and the government tend to vary by quarter and year, and are dependent upon government initiatives and funding availability.

Service Revenue.  Total service revenue for fiscal year 2014 was $23.3 million, a decrease of approximately $1.7 million, or 7.0%, from $25.0 million in fiscal year 2013.  Content delivery service revenue decreased by $1.9 million, or 12.0%, in fiscal year 2014, compared to the prior fiscal year.  This decrease was partly due to the completion of a multi-screen video analytics software managed service contract that we completed during mid-year of fiscal year 2014 and that was not renewed, resulting in a $0.7 million decrease in content delivery services revenue.  Also, during fiscal year 2014, our content delivery maintenance revenue decreased by $1.0 million, compared to fiscal year 2013.  During fiscal year 2014, a customer that accounted for approximately 5.4% and 6.4% of our service revenues during the current and prior fiscal years, respectively, indicated that it was winding down its purchase of maintenance services from us.  Our loss of maintenance revenue from this customer accounted for $0.4 million of the decrease in maintenance service revenue in fiscal year 2014, compared to fiscal year 2013.  In the event that we are not able to replace this revenue with new customer revenue and other service revenues going forward, our service revenue will be impacted in the future.  The remaining decrease in maintenance revenue was primarily attributable to a large customer transitioning to a lower level of maintenance for which we charge a lower rate.

Offsetting the decrease in content delivery service revenue, real-time service revenue for fiscal year 2014 increased by $0.2 million, or 2.1%, compared to the prior fiscal year.  This increase resulted from new maintenance contracts on new product sales increasing at a higher rate than our declining maintenance revenue from real-time legacy systems that customers are removing from service after many years of operation.

Product Gross Margin.  Product gross margin was $27.5 million in fiscal year 2014, an increase of approximately $5.5 million, or 24.7%, from $22.0 million in fiscal year 2013.  Product gross margin was 57.4% of product revenue for both fiscal years 2014 and 2013.  Product margins increased in terms of dollars due to the increase in revenue in fiscal year 2014, as compared to fiscal year 2013.  Product margins remained consistent during fiscal year 2014, compared to the prior fiscal year, despite a change in the geographic mix of customers.  We typically experience lower product margins in our European market and we generated 15.9% of our product revenue from customers in Europe during fiscal year 2014, compared with 7.0% of our product revenue in the prior fiscal year.  However, our mix of product sales in North America was more heavily weighted to higher margin custom products in fiscal year 2014, relative to fiscal year 2013, offsetting our lower product margins in Europe.

Service Gross Margin.  Service gross margin was $12.9 million in fiscal year 2014, a decrease of approximately $1.9 million, or 12.7%, from $14.8 million in fiscal year 2013.  Gross margin on service revenue decreased to 55.5% of service revenue for fiscal year 2014 from 59.1% of service revenue for fiscal year 2013.  The decrease in service margin as a percentage of service revenue was primarily due to the $0.1 million, or 1.2% increase in service cost of sales in fiscal year 2014, compared to the prior fiscal year, while generating $1.9 million less service revenue.  The increase in service cost of sales resulted from additional personnel costs in fiscal year 2014 to support (1) our focus on generating additional professional services revenue and (2) the change in our customer geography and mix requiring additional support.

Sales and Marketing.  Sales and marketing expenses remained flat at $14.4 million for both fiscal years 2014 and 2013.  During fiscal year 2014, we incurred an additional $0.2 million of commission expense from higher year-over-year revenue.  We also incurred an additional $0.2 million in sales personnel costs in fiscal year 2014, compared to the prior fiscal year, due to the increase in our sales and sales support presence in Europe.  The offsetting decrease was due to a $0.3 million reduction in overseas expenses resulting from the declining value of foreign currencies on our overseas sales expenses and a $0.1 million decrease in corporate overseas travel expenses, partly due to having a greater local presence in Europe.

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

Gain on Sale of Intangible Assets, net.  In the fourth quarter of fiscal year 2013, we entered into an agreement to sell certain non-strategic patents and patent applications (collectively known as “intellectual property”) that Concurrent originally acquired in the purchase of Everstream, Inc. (“Everstream”).  We did not expect to use the technology associated with this intellectual property as part of our ongoing or planned operations.  This intellectual property was originally valued at $0 upon our acquisition of Everstream, as there was no identifiable use for these patents at the time of purchase.  On June 28, 2013, we closed on this agreement with the purchaser and the purchaser transferred $2.8 million of cash to us as payment in full for this intellectual property.  As part of the execution of this agreement, we incurred approximately $0.4 million of transaction costs that we have netted against the $2.8 million of gross proceeds in fiscal year 2013, as these expenses were incurred as a result of the sale, and would not have been incurred otherwise.

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

Provision for Income Taxes.  We recorded a $13.4 million income tax benefit in fiscal year 2014, compared to a $0.4 million income tax provision in fiscal year 2013.  We have been monitoring our recent trend of positive operating results in the U.S. and concluded during the fourth quarter of fiscal year 2014 that it is now more likely than not that we will realize a portion of our U.S. deferred tax asset.  As a result, we realized a $13.7 million tax benefit related to the release of a portion of our valuation allowance that represents the amount of our U.S. deferred tax asset that we expect to realize in future years.  This release is based upon our estimate of U.S. future taxable earnings.  We will continue to evaluate our assumptions each quarter regarding the need for a valuation allowance and will make appropriate adjustments as necessary.  See Note 8 to the consolidated financial statements for more information.  In the recent past, our U.S. tax provision expense has been limited to the alternative minimum tax amount for federal tax purposes, which approximates 2% of earnings before income taxes, and state taxes in various jurisdictions.  However, as a result of our non-cash valuation allowance release during fiscal year ended June 30, 2014, we expect our U.S. tax provision expense in future periods to be at a higher effective tax rate, which will reduce our net income (or loss) and earnings (or loss) per share, by a greater amount than it has in the past.  The higher effective tax rates and tax provisions will result in non-cash income tax expense in the future, as we will be able to utilize net operating losses to offset future cash taxes into the foreseeable future.

During the first half of fiscal year 2014, a change in U.K. tax law relative to treatment of research and development expenses allowed us to release $0.2 million of valuation allowances against deferred tax assets that we believe are now realizable as a result of the current period tax law change.  We believe that in light of this law change, we will now generate sufficient taxable income to fully utilize our net deferred tax assets in the U.K.

We have net operating loss carryforwards available to offset taxable income in the U.S. and in many of the foreign locations in which we operate, but do not have net operating loss carryforwards available to offset taxable income in Japan.  Our deferred tax benefit recorded during fiscal year 2014 was partially offset by $0.5 million of current tax provisions recorded primarily in the U.S. and Japan during fiscal year 2014.  Tax provisions recorded in the U.S. and Japan during both fiscal year ends was attributable to alternative minimum tax recorded in the U.S. and income tax provision recorded by our subsidiary in Japan as a result of its pretax income recorded during the period.

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

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, product and service costs, operating results and the efficiency of asset use and turnover.  Our future liquidity will be affected by, among other things:

●	our reliance on a small customer base, typically represented by a small number of large, concentrated orders (the largest three customers accounted for 26%, 32% and 31% of fiscal year 2015, 2014 and 2013 total revenue, respectively);

●	our content delivery product revenue is subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate;

●	the rate of growth or decline or change in market, if any, of content delivery market expansions and the pace that video service companies implement, upgrade or replace content delivery technology;

●	the impact of the global economic conditions on our business and our customers, including European Union austerity measures;

●	our ability to renew maintenance and support service agreements with customers and retain existing customers;

●	the impact of U.S. Government sequestration on our business and our customers;

●	the rate of growth or decline, if any, of deployment of our real-time products;

●	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems and from multi-screen video analytics software managed and maintenance services;

●	our future access to capital;

●	our ability to manage expenses consistent with the rate of growth or decline in our markets;

●	ongoing cost control actions and expenses, including capital expenditures;

●	the margins on our product and service sales;

●	timing of product shipments, which typically occur during the last month of the quarter;

●	the impact of delays of product acceptance from our customers;

●	the percentage of sales derived from outside the U.S. where there are generally longer accounts receivable collection cycles;

●	the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital;

●	the rate of growth or decline, if any, of sales to the government and government related entities; and

●	the use of cash to pay quarterly and special dividends.

Uses and Sources of Cash

We generated $3.5 million, $6.2 million and $4.7 million of cash from operating activities during fiscal years 2015, 2014 and 2013, respectively.  Operating cash flows during the fiscal year 2015 were primarily attributable to non-cash charges recorded during the year.  Operating cash flows in both fiscal years 2014 and 2013 were primarily generated by operating profits during the year.

We invested $1.9 million, $1.3 million and $1.2 million in property and equipment during fiscal years 2015, 2014 and 2013, respectively.  Capital additions during each of these periods were primarily related to: (1) development and test equipment for our development group, (2) demonstration systems used by our sales and marketing group and (3) facilities improvements.

During fiscal year 2015, we sold two blocks of IPv4 addresses to two buyers for cash.  These blocks of non-strategic IPv4 addresses, which were both recorded at $0 book value, had not been a material part of our ongoing operations.  The aggregate $0.7 million proceeds on the sale of these IPv4 addresses are net of broker fees incurred to consummate the transaction.

During fiscal year 2013, we sold certain non-strategic patents and patent applications for $2.8 million in cash.  We originally acquired this intellectual property in the purchase of Everstream but did not expect to use the technology associated with this intellectual property as part of our ongoing or planned operations.  As a result, this intellectual property was originally valued at $0 upon our acquisition of Everstream.  The proceeds on the sale of the intellectual property are net of $0.4 million of commissions and legal fees that were incurred as a result of the sale, and would not have been incurred otherwise.

We paid four quarterly cash dividends, each for $0.12 per share, during each of fiscal years 2015 and 2014.  During fiscal year 2015, we also paid an additional $0.1 million of dividends that had been held as dividends payable from previous declarations to restricted stockholders for whom restrictions lapsed in fiscal year 2015.  During fiscal year 2013, we paid four $0.06 per share cash dividends, one $0.12 per share cash dividend and a $0.50 per share special dividend.  We intend to pay a regular quarterly cash dividend on our common shares subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant.  We believe that a portion of our dividends may be treated as a return of capital to stockholders, rather than dividend income, as we believe dividend payments may exceed our cumulative earnings and profits.

We paid $0.1 million for the repurchase and retirement of shares to settle minimum tax withholdings for employees whose restricted stock awards released during fiscal year 2014.  The tax settlement method was limited to a short period of time and we do not anticipate any additional repurchases of stock for this purpose.

Our credit line with our bank expired on December 31, 2013.  We are currently evaluating whether or not to enter into a new credit arrangement, but based upon our existing cash balances, historical cash usage, and anticipated operating cash flow in the near term, we believe that existing cash balances will be sufficient to meet our anticipated working capital, capital expenditure requirements and any dividend payments for at least the next twelve months.  We are no longer subject to the covenants associated with the credit line.

We had working capital (current assets less current liabilities) of $26.5 million, $29.9 million and $27.7 million and cash and cash equivalents of $25.5 million, $28.1 million and $27.9 million at June 30, 2015, 2014 and 2013, respectively.  At June 30, 2015, we had no material commitments for capital expenditures.

As of June 30, 2015, approximately $2.2 million, or 8.5% of our cash is in foreign accounts and there is no expectation that any foreign cash would need to be transferred from these foreign accounts to cover operations in the next 12 months.  Based upon our existing cash balances and short-term investments, historical cash usage, and anticipated operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital, dividend payments and capital expenditure requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers that often require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third-party with respect to our products.  We evaluate estimated losses for such indemnifications under ASC Topic 460-10-25, Guarantees.  We consider factors such as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.  To date, we have not encountered material costs as a result of such obligations and have not accrued any material liabilities related to such indemnifications in our financial statements.  See Note 16 to the consolidated financial statements for additional disclosures regarding indemnification.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2015:

	Payments Due By Fiscal Year
Contractual Obligations	Total	2016	2017-2018	2019-2020	2021-2025

Operating leases (1)	$4,133	$1,436	$2,319	$378	$-
Pension plan	2,481	248	504	503	1,226
Total	$6,614	$1,684	$2,823	$881	$1,226

(1)	Excludes charges for common area maintenance, operating expenses, insurance and taxes associated with the leased properties.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013‑05”), which provides guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity.  ASU 2013-05 requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  ASU 2013-05 was effective for us beginning July 1, 2014 and did not have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  This amendment requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss or a tax credit carryforward, unless certain conditions exist.  ASU 2013-11 is effective prospectively for annual reporting periods (and the interim periods within) beginning after December 15, 2013.  Early adoption and retrospective application are permitted.  ASU 2013-11 was effective for us beginning July 1, 2014 and did not have any impact on our financial statements, as there were no net operating loss carryforwards attributable to any of our uncertainty in income taxes.

Recent Accounting Guidance Not Yet Adopted

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations.  ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations.  ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014.  ASU 2014-08 will be effective for us beginning July 1, 2015.  The adoption of ASU 2014-08 could impact whether future disposals of operations would qualify as discontinued operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014‑09”), as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition.  Under ASU 2014‑09, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services.  In addition, the standard requires disclosure of the nature, amount, timing  and uncertainty of revenue and cash flows arising from contracts with customers.  In July 2015, the FASB agreed to defer the original effective date of ASU 2014-09 by one year, and as a result, ASU 2014-09 will be effective for us beginning July 1, 2018.  Early adoption is not permitted.  We anticipate that ASU 2014-09 may have a material impact, and we are currently evaluating the impact this standard will have on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements.  ASU 2014‑15 requires management to perform interim period and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.”  ASU 2014‑15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  We do not expect ASU 2014‑15 to have a material impact on our consolidated financial statements or disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”).  This amendment requires that an entity measure its inventory at the “lower of cost and net realizable value.”  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  Current literature requires measurement of inventory at “lower of cost or market.”  Market could be replacement cost, net realizable value or net realizable value less an approximate normal profit margin.  ASU 2015-11 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  We do not expect ASU 2015-11 to have a material impact on our consolidated financial statements or disclosures.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this annual report may constitute “forward-looking statements” within the meaning of the federal securities laws.  When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements.  Statements regarding future events and developments, our future performance, market share, new market growth, payment of dividends, ability to utilize our net deferred tax assets and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws.  Examples of our forward-looking statements in this report include, but are not limited to, the impact of our content delivery strategy on our business, the impact of our tax valuation allowance release on future income tax provisions and income taxes paid, expected level of capital additions, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash, the impact of litigation and the payment of dividends.  These statements are based on beliefs and assumptions of our management, which are based on currently available information.  All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected.  The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: the potential consolidation of the markets that we serve; U.S. Government sequestration; European austerity measures; delays or cancellations of customer orders; non-renewal of maintenance and support service agreements with customers; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; margins of the content delivery business to capture new business; fluctuations and timing of large content delivery orders; doing business in the People’s Republic of China; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products;  the impact of reductions in force on our operations; rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes  and currency fluctuations; the impact of competition on the pricing of content delivery products; failure to effectively service the installed base; the entry of new, well-capitalized competitors into our markets; the success of new content delivery; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macroeconomic environment; continuing unevenness of the global economic recovery; privacy concerns over data collection; our ability to utilize net operating losses to offset cash taxes in the event of an ownership change as defined by the Internal Revenue Service; earthquakes, tsunamis, floods and other natural disasters in areas in which our customers and suppliers operate; and the availability of debt or equity financing to support our liquidity needs.

Our forward-looking statements are based on current expectations and speak only as of the date of such statements.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

Item 8.	Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data are included herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Controls and Procedures

We conducted an evaluation as of June 30, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Pursuant to the rules and regulations of the SEC, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Concurrent;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Concurrent are being made only in accordance with authorizations of management and directors of Concurrent; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Concurrent’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework” (originally issued in 1992 and updated in 2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Our management concluded that our internal control over financial reporting was effective as of June 30, 2015.

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

Remediation of Previously Reported Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with our evaluation of the immaterial errors identified in the second quarter of fiscal year 2015 as discussed in Note 2 to the consolidated financial statements regarding the historical cash flow presentation of the purchase of customer support spare parts as a component of investing cash flows, we implemented more robust controls to analyze all balance sheet accounts at a detailed level to ensure that the proper cash flow presentation is in accordance with generally accepted accounting principles.  Management re-evaluated the effectiveness of the remediation of our previously reported material weakness as of December 31, 2014.   Based on the measures taken and implemented, management has tested the newly implemented control activities and found them to be effective and concluded that the material weakness has been remediated as of June 30, 2015.

Changes in Internal Control

Except for the changes in internal controls described above, there were no changes to our internal controls over financial reporting during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding the Registrant’s executive officers is located in Item 4A of this Form 10-K.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors” in the Registrant's Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on October 27, 2015 (“Registrant's 2015 Proxy Statement”).

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant's 2015 Proxy Statement.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors – Corporate Governance and Committees of the Board of Directors” in the Registrant’s 2015 Proxy Statement.

Item 11.	Executive Compensation.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Compensation Discussion and Analysis” (Other than the Compensation Committee Report) and “Compensation of Directors” in the Registrant's 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions “Common Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in the Registrant's 2015 Proxy Statement.

The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Registrant herein incorporates by reference in this Form 10-K certain information under the caption “Certain Relationships and Related Party Transactions” in the Registrant’s 2015 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

The registrant hereby incorporates by reference in this Form 10-K certain information under the caption “Principal Accountant Fees and Services” in the Registrant’s 2015 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements Filed As Part of This Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2015 and 2014

Consolidated Statements of Operations for each of the three years in the period ended June 30, 2015

Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended June 30, 2015

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 30, 2015

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2015

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, is not applicable, material or required.

(3) Exhibits

Exhibit	Description of Document

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.1	Schedule of Officers who have entered into the Form Indemnification Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.2	1991 Restated Stock Option Plan (as amended as of October 26, 2000) (incorporated by reference Exhibit A to the Registrant’s Proxy Statement dated September 18, 2000).

10.3	Richard Rifenburgh Non-Qualified Stock Option Plan and Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-82686)).

10.4	Concurrent Computer Corporation 2001 Stock Option Plan (incorporated by reference to Annex II to the Registrant’s Proxy Statement dated September 19, 2001).

10.5	Concurrent Computer Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-125974)).

10.6	Form of Option Agreement with Transfer Restrictions (incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 24, 2005).

10.7	Form of Incentive Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-45871)).

10.8
Form of Non-Qualified Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

10.9	Consulting Services Agreement among the Company, TechCFO and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.10	Indemnification Agreement between the Company and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.11
Amended and Restated Employment Agreement between Concurrent Computer Corporation and Dan Mondor dated October 4, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 4, 2010 (No. 000-13150)).

10.12
Employment Agreement, dated August 1, 2008, between Concurrent Computer Corporation and Emory O. Berry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2008 (No. 001-13150)).

10.13	Concurrent Computer Corporation 2011 Stock Incentive Plan (incorporated by reference to Annex I to the Registrant’s Proxy Statement dated September 12, 2011).

10.14
Board Representation and Standstill Agreement, dated July 23, 2012, among Concurrent Computer Corporation, Singer Children’s Management Trust, Lloyd I. Miller, III, Robert M. Pons, Dilip Singh and certain other parties (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 23, 2012 (No. 000-13150)).

10.15
Employment Agreement, dated November 18, 2014, between Concurrent Computer Corporation and Derek Elder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on November 18, 2014 (No. 001-13150)).

10.16*	Concurrent Computer Corporation 2011 Stock Incentive Plan Award Agreement – Terms and Conditions.

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

* Included herewith.

CONCURRENT COMPUTER CORPORATION
ANNUAL REPORT ON FORM 10-K

Item 8
Consolidated Financial Statements and Supplementary Data
Year Ended June 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Concurrent Computer Corporation:

We have audited the accompanying consolidated balance sheets of Concurrent Computer Corporation and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2).  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Concurrent Computer Corporation and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
August 26, 2015

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	June 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$25,451	$28,074
Accounts receivable, net of allowance for doubtful accounts of $18 and $78 at June 30, 2015 and 2014, respectively	10,174	11,355
Inventories	3,428	3,272
Deferred income taxes - current, net	1,422	1,458
Prepaid expenses and other current assets	738	804
Total current assets	41,213	44,963

Property and equipment, net	2,448	2,168
Intangible assets, net	323	476
Deferred income taxes, net	12,711	13,231
Other long-term assets, net	1,178	1,548
Total assets	$57,873	$62,386

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,342	$7,591
Deferred revenue	8,362	7,441
Total current liabilities	14,704	15,032

Long-term liabilities:
Deferred revenue	1,658	1,400
Pension liability	3,189	3,566
Other long-term liabilities	1,716	1,934
Total liabilities	21,267	21,932

Commitments and contingencies (Note 17)

Stockholders' equity:
Shares of series preferred stock, par value $.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $.01; 14,000,000 authorized; 9,136,793 and 8,996,655 issued and outstanding at June 30, 2015 and 2014, respectively	91	90
Capital in excess of par value	210,456	209,711
Accumulated deficit	(173,795)	(169,001)
Treasury stock, at cost; 37,788 shares	(255)	(255)
Accumulated other comprehensive income (loss)	109	(91)
Total stockholders' equity	36,606	40,454
Total liabilities and stockholders' equity	$57,873	$62,386

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share and per share data)

	Year Ended June 30,
	2015	2014	2013
Revenues:
Product	$43,926	$47,893	$38,414
Service	20,533	23,278	25,030
Total revenues	64,459	71,171	63,444

Cost of sales:
Product	18,807	20,402	16,374
Service	9,262	10,356	10,233
Total cost of sales	28,069	30,758	26,607
Gross margin	36,390	40,413	36,837

Operating expenses:
Sales and marketing	14,530	14,350	14,358
Research and development	13,588	13,019	11,599
General and administrative	7,990	7,744	8,226
Gain on sale of intangible assets, net	(664)	-	(2,381)
Total operating expenses	35,444	35,113	31,802
Operating income	946	5,300	5,035

Interest income	12	27	36
Interest expense	-	(42)	(66)
Other expense, net	(618)	(188)	(388)
Income before income taxes	340	5,097	4,617

Provision (benefit) for income taxes	685	(13,408)	369
Net income (loss)	$(345)	$18,505	$4,248

Net income (loss) per share
Basic	$(0.04)	$2.08	$0.49
Diluted	$(0.04)	$2.04	$0.48
Weighted average shares outstanding - basic	9,067,697	8,910,907	8,735,544
Weighted average shares outstanding - diluted	9,067,697	9,085,592	8,909,792

Cash dividends declared per common share	$0.48	$0.48	$0.86

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	Year Ended June 30,
	2015	2014	2013

Net income (loss)	$(345)	$18,505	$4,248

Other comprehensive income (loss):
Foreign currency translation adjustment	168	22	(325)
Pension and post-retirement benefits, net of tax	32	(473)	(174)
Other comprehensive income (loss)	200	(451)	(499)

Comprehensive income (loss)	$(145)	$18,054	$3,749

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For each of the three years in the period ended June 30, 2015
(Amounts in thousands, except share data)

					Accumulated
	Common Stock		Capital In		Other
		Par	Excess Of	Accumulated	Comprehensive	Treasury Stock
	Shares	Value	Par Value	Deficit	Income (Loss)	Shares	Cost	Total

Balance at June 30, 2012	8,700,789	$87	$207,830	$(179,415)	$859	(37,788)	$(255)	$29,106
Dividends declared				(7,944)				(7,944)
Dividends forfeited with restricted stock forfeitures				26				26
Share-based compensation expense			848					848
Lapse of restriction on restricted stock	106,977	1	(1)					-
Other comprehensive income (loss), net of taxes:
Net income				4,248				4,248
Foreign currency translation adjustment					(325)			(325)
Pension plan					(174)			(174)
Total comprehensive income								3,749
Balance at June 30, 2013	8,807,766	88	208,677	(183,085)	360	(37,788)	(255)	25,785
Dividends declared				(4,442)				(4,442)
Dividends forfeited with restricted stock forfeitures				63				63
Share-based compensation expense			1,130					1,130
Lapse of restriction on restricted stock	206,121	2	(2)					-
Repurchase of shares to satisfy minimum tax withholdings on restricted stock releases	(17,232)		(94)	(42)				(136)
Other comprehensive income (loss), net of taxes:
Net income				18,505				18,505
Foreign currency translation adjustment					22			22
Pension plan					(473)			(473)
Total comprehensive income								18,054
Balance at June 30, 2014	8,996,655	90	209,711	(169,001)	(91)	(37,788)	(255)	40,454
Dividends declared				(4,522)				(4,522)
Dividends forfeited with restricted stock forfeitures				73				73
Share-based compensation expense			902					902
Lapse of restriction on restricted stock	140,138	1	(1)					-
Income tax impact of stock compensation			(156)					(156)
Other comprehensive income (loss), net of taxes:
Net loss				(345)				(345)
Foreign currency translation adjustment					168			168
Pension plan					32			32
Total comprehensive loss								(145)
Balance at June 30, 2015	9,136,793	$91	$210,456	$(173,795)	$109	(37,788)	$(255)	$36,606

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended June 30,
	2015	2014	2013

Cash flows provided by (used in) operating activities:
Net income (loss)	$(345)	$18,505	$4,248
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,762	1,999	2,767
Share-based compensation	902	1,130	848
Deferred income taxes, net	246	(13,954)	1
Provision for excess and obsolete inventories	606	356	636
Foreign currency exchange losses	626	257	348
Other non-cash expenses	-	20	18
Gain on sale of intangible assets, net	(664)	-	(2,381)
Decrease (increase) in assets:
Accounts receivable	432	(674)	(1,976)
Inventories	(336)	(461)	593
Prepaid expenses and other current assets	5	902	(341)
Other long-term assets	(329)	(650)	(30)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(979)	(78)	1,262
Deferred revenue	1,466	(1,466)	(1,331)
Pension and other long-term liabilities	152	291	(4)
Net cash provided by operating activities	3,544	6,177	4,658

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(1,949)	(1,309)	(1,181)
Proceeds from sale of intangible assets	664	-	2,750
Net cash provided by (used in) investing activities	(1,285)	(1,309)	1,569

Cash flows used in financing activities:
Dividends paid	(4,501)	(4,471)	(7,542)
Repurchase of shares to satisfy tax withholdings	-	(136)	-
Net cash used in financing activities	(4,501)	(4,607)	(7,542)

Effect of exchange rates on cash and cash equivalents	(381)	(114)	(371)

Increase (decrease) in cash and cash equivalents	(2,623)	147	(1,686)
Cash and cash equivalents - beginning of year	28,074	27,927	29,613
Cash and cash equivalents - end of year	$25,451	$28,074	$27,927

Cash paid during the period for:
Interest	$7	$25	$27
Income taxes (net of refunds)	$574	$(90)	$880

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share data)

1.	Overview of the Business

References herein to “Concurrent,” the “Company,” “we,” “our,” or “us” refer to Concurrent Computer Corporation and its subsidiaries unless the context specifically indicates otherwise.

We provide software, hardware and professional services for the content delivery market and the high-performance, real-time market.  Our business is comprised of two segments for financial reporting purposes, products and services, which we provide for each of these markets.

Our content delivery solutions (formerly called video solutions) consist of software, hardware and services for intelligently streaming video content to a variety of consumer devices, storing and managing content in the network, and collecting and analyzing data related to content delivery applications.  Our streaming video, storage, and data analytics products and services are deployed by service providers to support consumer-facing video services including live broadcast video, video-on-demand and time-shifted video applications such as cloud-based digital video recording.

Our real-time solutions consist of real-time Linux operating system versions, development and performance optimization tools, simulation software and other system software combined, in many cases, with computer platforms and services.  These real-time products are sold to a wide variety of companies seeking high-performance, real-time computer solutions in the military, aerospace, financial and automotive markets around the world.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Concurrent and all wholly-owned domestic and foreign subsidiaries.  We have no unconsolidated entities and no special purpose entities.  All intercompany transactions and balances have been eliminated in consolidation.

Smaller Reporting Company

We meet the Securities and Exchange Commission’s (“SEC’s”) definition of a “Smaller Reporting Company,” and therefore qualify for the SEC’s reduced disclosure requirements for smaller reporting companies.

Immaterial Restatement of Previously Issued Financial Statements and Reclassification

Subsequent to the issuance of our fiscal year 2014 consolidated financial statements, we identified an error in the consolidated statements of cash flows relating to the presentation of spare parts purchases used to support our obligations under customer contracts.  Cash outflows of $591 and $266 for the years ended June 30, 2014 and 2013 were improperly classified as investing activities rather than as operating activities in our consolidated statements of cash flows.  We have evaluated the effects of these misstatements for each of these years and concluded that none of these periods are materially misstated.  Notwithstanding, we have corrected the accompanying consolidated cash flow presentation for the years ended June 30, 2014 and 2013.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

The impacts of these misstatements on our previously issued consolidated statements of cash flows for the years ended June 30, 2014 and 2013 are presented below:

	Consolidated Statements of Cash Flows for the Year Ended June 30, 2014
	As Previously Reported	Adjustments	As Restated

Depreciation and amortization	$2,322	$(323)	$1,999
Provision for excess and obsolete inventories	33	323	356
Other long-term assets, net	(59)	(591)	(650)
All other operating activities, net	4,472	-	4,472
Net cash provided by (used in) operating activities	$6,768	$(591)	$6,177

Additions to property and equipment	$(1,900)	$591	$(1,309)
All other investing activities, net	-	-	-
Net cash Provided by (used in) investing activities	$(1,900)	$591	$(1,309)

	Consolidated Statements of Cash Flows for the Year Ended June 30, 2013
	As Previously Reported	Adjustments	As Restated

Depreciation and amortization	$3,158	$(391)	$2,767
Provision for excess and obsolete inventories	245	391	636
Other long-term assets, net	236	(266)	(30)
All other operating activities, net	1,285	-	1,285
Net cash provided by (used in) operating activities	$4,924	$(266)	$4,658

Additions to property and equipment	$(1,447)	$266	$(1,181)
All other investing activities, net	2,750	-	2,750
Net cash Provided by (used in) investing activities	$1,303	$266	$1,569

Additionally, and in connection with the correction noted above, we have reclassified $913 of non-current spare parts from property and equipment, net to other long-term assets on our consolidated balance sheets at June 30, 2014 to conform to the June 30, 2015 presentation.  Related impairment charges for excess and obsolescence of spare parts are included in cost of sales in the consolidated statements of operations.

The notes to the consolidated financial statements have been corrected to give effect to these items.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

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

Losses on foreign currency transactions of $626, $257 and $348 for the years ended June 30, 2015, 2014 and 2013, respectively, are included in other expense, net in the consolidated statements of operations.

Cash and Cash Equivalents

Cash balances and short-term investments with original maturities of 90 days or less at the date of purchase are considered cash equivalents.  Cash equivalents are stated at cost plus accrued interest, which approximates market value, and represent cash and cash invested in money market funds.

Inventories

Inventories are stated at the lower of cost or market.  Cost is computed using standard cost, which approximates actual cost, determined on a first-in, first-out basis.  The cost inventories is comprised of material, labor and overhead.  We reduce the recorded value of excess and obsolete inventory to its market value based upon historical and anticipated usage.

Our provision for excess and obsolescence of inventories was $28, $33 and $245 for the years ended June 30, 2015, 2014 and 2013, respectively.

Property and Equipment

Property and equipment are stated at acquired cost less accumulated depreciation.  Depreciation is provided on a straight-line basis over the estimated useful lives of assets ranging from one to five years.  Leasehold improvements are amortized over the shorter of the useful lives of the improvements or the terms of the related lease.  Gains and losses resulting from the disposition of property and equipment are included in operations.  Expenditures for repairs and maintenance are charged to operations as incurred and expenditures for major renewals and betterments are capitalized.

Spare Parts Inventory

We maintain a supply of repairable and reusable spare parts for possible use in future warranty repairs of our installed systems.  We have classified this inventory within other long-term assets in our consolidated balance sheets.

As these service parts age over the related product post-installation service life covered by a warranty, we reduce the net carrying value of our spare parts inventory to account for the excess that builds over the service life.  For certain spare parts, our assessment also includes recent usage under the associated warranties.  The post‑installation warranty service life of our systems is generally three to five years and, at the end of the service life, the carrying value for these parts is reduced to zero.

Our provision for excess and obsolescence of our spare parts inventory was $578, $323 and $391 for the years ended June 30, 2015, 2014 and 2013, respectively.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

Revenue Recognition Policy

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”).  This guidance pertains to revenue arrangements with multiple deliverables, and accounting guidance on all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  We adopted this new accounting standard on July 1, 2010 and we elected to apply the guidance on a prospective basis.

We generate revenue from the sale of products and services. We commence revenue recognition when all of the following conditions are met:

•	persuasive evidence of an arrangement exists,
•	the system has been delivered or the services have been performed,
•	the fee is fixed or determinable, and
•	collectability of the fee is probable.

Our standard multiple-element contractual arrangements with our customers generally include the delivery of systems with multiple components of hardware and software, certain professional services that typically involve installation and consulting, and ongoing systems maintenance.  Product revenue is generally recognized when the product is delivered.  Professional services that are of a consultative nature may take place before, or after, delivery of the system, and installation services typically occur within 90 days after delivery of the system.  Professional services revenue is typically recognized as the services are performed.  Initial maintenance begins after delivery of the system and typically is provided for one to three years after delivery.  Maintenance revenue is recognized ratably over the maintenance period.  Our product sales are predominantly system sales whereby software and hardware function together to deliver the essential functionality of the combined product.  Upon our adoption of ASU No. 2009‑14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements also on July 1, 2010, sales of these systems were determined to typically be outside of the scope of the software revenue guidance in Topic 985 (previously included in American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition or “SOP 97-2”) and are accounted for under ASU 2009-13.

Our sales model for multi-screen video analytics products (formerly called MDI) includes the option for customers to purchase a perpetual license, a term license, or software as a service.  Customers also have the option to purchase maintenance or managed services with their license.  Revenue from these sales generally is recognized over the term of the various customer arrangements.  Professional services attributable to implementation of our multi-screen video analytics software products or managed services are essential to the customers’ use of these products and services.  We defer commencement of revenue recognition for the entire arrangement until we have delivered the essential professional services or have made a determination that the remaining professional services are no longer essential to the customer.  We recognize revenue for managed services and software-as-a-service arrangements once we commence providing the managed or software services and recognize the service revenue ratably over the term of the various customer contracts.  In circumstances whereby we sell a term or perpetual license and maintenance or managed services, we commence revenue recognition after both the software and service are made available to the customer and recognize the revenue from the entire arrangement ratably over the longer of the term license or service period, because we do not have vendor specific objective evidence (“VSOE”) for our term licenses, maintenance, or managed services for multi-screen video analytics software solutions.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

As a result of the adoption of ASU 2009-13, we allocate revenue to each element in an arrangement based on a selling price hierarchy.  The selling price for a deliverable is based on its VSOE, if available, third-party evidence (“TPE”), if VSOE is not available, or estimated selling price (“ESP”), if neither VSOE nor TPE is available.  We have typically been able to establish VSOE of fair value for our maintenance and services.  We determine VSOE of fair value for professional services and maintenance by examining the population of selling prices for the same or similar services when sold separately, and determining that the pricing population for each VSOE classification is within a very narrow range of the median selling price.  For each element, we evaluate at least annually whether or not we have maintained VSOE of fair value based on our review of the actual selling price of each element over the previous 12 month period.

Our product deliverables are typically complete systems comprised of numerous hardware and software components that operate together to provide essential functionality, and we are typically unable to establish VSOE or TPE of fair value for our products.  Due to the custom nature of our products, we must determine ESP at the individual component level whereby our ESP for the total system is determined based on the sum of the individual components.  ESP for components of our real-time products is typically based upon list price, which is representative of our actual selling price.  ESP for components of our content delivery products is based upon our most frequent selling price (“mode”) of standalone and bundled sales, based upon a 12-month historical analysis.  If a mode selling price is not available, then ESP will be the median selling price of all such component sales based upon a 12-month historical analysis, unless facts and circumstances indicate that another selling price, other than the mode or median selling price, is more representative of our ESP.  Our methodology for determining ESP requires judgment, and any changes to pricing practices, the costs incurred to integrate products, the nature of our relationships with our customers, and market trends could cause variability in our ESP or cause us to re-evaluate our methodology for determining ESP.  We update our analysis of mode and median selling price at least annually, unless facts and circumstances indicate that more frequent analysis is required.

Occasionally, we sell software under multiple-element arrangements that do not include hardware.  Under these software arrangements, we allocate revenue to the various elements based on VSOE of fair value.  Our VSOE of fair value is determined based on the price charged when the same element is sold separately.  If VSOE of fair value does not exist for all elements in a multiple-element arrangement, but does exist for undelivered elements, we recognize revenue using the residual method.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement is recognized as revenue.  Where fair value of undelivered elements has not been established, the total arrangement is recognized over the period during which the services are performed.

Shipping and Handling Costs

Shipping and handling amounts we bill to our customers are included in product revenues and the related shipping and handling costs we incur are included in product cost of sales.

Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes assessed by a governmental authority that are imposed on revenue transactions between us and our customers are presented on a net basis in our consolidated statements of operations.

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable is based on an analysis of our historical charge-off ratio, our aging of accounts receivable and our assessment of the collectability of our receivables.  If there is a deterioration of one of our customer’s credit worthiness or actual account defaults are higher than our historical trends, our reserve estimates could be adversely impacted.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

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

Defined Benefit Pension Plan

We maintain defined benefit pension plans (the “Pension Plan”) for a number of former employees (“participants”) of our German subsidiary.  In 1998, the pension plan was closed to new employees and no existing employees are eligible to participate, as all eligible participants are no longer employed by Concurrent.  The Pension Plan provides benefits to be paid to all participants at retirement based primarily on years of service with Concurrent and compensation rates in effect near retirement. Our policy is to fund benefits attributed to participants’ services to date as well as service expected to be earned in the future.  The determination of our Pension Plan benefit obligation and expense is dependent on our selection of certain assumptions used by actuaries in calculating such amounts.  Those assumptions include, among others, the weighted average discount rate, the weighted average expected rate of return on plan assets and the weighted average rate of compensation increase.  To the extent that these assumptions change, our future benefit obligation and net periodic pension expense may be positively or negatively impacted.

Capitalized Software

We account for software development costs in accordance with Accounting Standards Codification (“ASC”) Topic 985-20, Software (“ASC 985‑20”).  Under ASC 985‑20, the costs associated with software development are required to be capitalized after technological feasibility has been established.  We cease capitalization upon the achievement of customer availability.  Costs incurred by us between technological feasibility and the point at which the products are ready for market are generally insignificant and as a result we had minimal software development costs capitalized at June 30, 2015 and 2014.

Research and Development

Research and development expenditures are expensed as incurred.  These expenditures include compensation costs, materials, other direct expenses and allocated costs of information technology and facilities.

Basic and Diluted Net (Loss) Income per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each year.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents.  Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation.  Common share equivalents of 181,579, 110,635 and 232,437 for the years ended June 30, 2015, 2014 and 2013, respectively, were excluded from the calculation as their effect was anti-dilutive.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share for the periods indicated:

	Year Ended June 30,
	2015	2014	2013

Basic and diluted EPS calculation:
Net income (loss)	$(345)	$18,505	$4,248

Basic weighted average number of shares outstanding	9,067,697	8,910,907	8,735,544
Effect of dilutive securities:
Employee stock options	-	13,634	65
Restricted shares	-	161,051	174,183
Diluted weighted average number of shares outstanding	9,067,697	9,085,592	8,909,792

Basic EPS	$(0.04)	$2.08	$0.49

Diluted EPS	$(0.04)	$2.04	$0.48

Valuation of Long-Lived Assets

We evaluate the recoverability of long-lived assets, other than indefinite lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and fair value based on discounted cash flows.  As a result of these evaluations, we have not recorded any impairment losses related to long-lived assets, for any of the years ended June 30, 2015, 2014 and 2013.

Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly fashion between market participants at the measurements date.  When determining the fair value measurements for assets and liabilities required or permitted to be either recorded or disclosed at fair value, we consider the most advantageous market in which it would transact and assumptions that market participants would use when pricing the asset of liability.

The Accounting Standards Codification requires certain disclosures around fair value and establishes a fair value hierarchy for valuation inputs.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety.  These levels are:

•	Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2	Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
•	Level 3	Assets or liabilities for which fair value is based on valuation models with significant unobservable pricing inputs and which result in the use of management estimates.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

We have no financial assets that are measured on a recurring basis that fall within Level 2 or Level 3 of the fair value hierarchy.

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2015 are as follows:

	As of June 30, 2015 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$15,406	$15,406	$-	$-
Money market funds	10,045	10,045	-	-
Cash and cash equivalents	$25,451	$25,451	$-	$-

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2014 are as follows:

	As of June 30, 2014 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$18,037	$18,037	$-	$-
Money market funds	10,037	10,037	-	-
Cash and cash equivalents	$28,074	$28,074	$-	$-

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

Share-Based Compensation

We account for share-based compensation in accordance with ASC Topic 718-10, Stock Compensation (“ASC 718‑10”), which requires the recognition of the fair value of stock compensation in the Statement of Operations.  We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period.  All of our stock compensation is accounted for as equity instruments.  Refer to Note 11 to the consolidated financial statements for assumptions used in calculation of fair value.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

3.	Recent Accounting Guidance

Recently Adopted Accounting Guidance

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013‑05”), which provides guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity.  ASU 2013-05 requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.  ASU 2013-05 was effective for us beginning July 1, 2014 and did not have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”).  This amendment requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a similar tax loss or a tax credit carryforward, unless certain conditions exist.  ASU 2013-11 is effective prospectively for annual reporting periods (and the interim periods within) beginning after December 15, 2013.  Early adoption and retrospective application are permitted.  ASU 2013-11 was effective for us beginning July 1, 2014 and did not have any impact on our financial statements, as there were no net operating loss carryforwards attributable to any of our uncertainty in income taxes.

Recent Accounting Guidance Not Yet Adopted

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations.  ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations.  ASU 2014-08 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014.  ASU 2014-08 will be effective for us beginning July 1, 2015.  The adoption of ASU 2014-08 could impact whether future disposals of operations would qualify as discontinued operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014‑09”), as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition.  Under ASU 2014‑09, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services.  In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  In July 2015, the FASB agreed to defer the original effective date of ASU 2014-09 by one year, and as a result, ASU 2014-09 will be effective for us beginning July 1, 2018.  Early adoption is not permitted.  We anticipate that ASU 2014-09 may have a material impact, and we are currently evaluating the impact this standard will have on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim period and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.”  ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  We do not expect ASU 2014-15 to have a material impact on our consolidated financial statements or disclosures.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”).  This amendment requires that an entity measure its inventory at the “lower of cost and net realizable value.”  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.  Current literature requires measurement of inventory at “lower of cost or market.”  Market could be replacement cost, net realizable value, or net realizable value less an approximate normal profit margin.  ASU 2015-11 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  We do not expect ASU 2015-11 to have a material impact on our consolidated financial statements or disclosures.

4.	Inventories

Inventories consist of the following:

	June 30,
	2015	2014

Raw materials	$1,403	$1,265
Work-in-process	271	319
Finished goods	1,754	1,688
	$3,428	$3,272

5.	Property and Equipment, net

Property and equipment consists of the following:

	June 30,
	2015	2014

Leasehold improvements	$2,723	$2,807
Machinery and equipment	14,075	14,196
	16,798	17,003
Less: Accumulated depreciation	(14,350)	(14,835)
	$2,448	$2,168

For the years ended June 30, 2015, 2014 and 2013, depreciation expense for property and equipment amounted to $1,580, $1,618 and $1,863, respectively.

We recorded an asset for leasehold improvements and a corresponding liability for the present value of the estimated asset retirement obligation associated with the lease restoration costs at some of our international locations.  The asset was depreciated over the expected life of the corresponding lease and has a net book value of $0 as of both June 30, 2015 and 2014, while the liability continues to accrete to the amount of the estimated retirement obligation.  Expense associated with accretion of the obligation is recorded to operating expenses.  The changes to the asset retirement obligation associated with lease restoration costs are as follows:

Asset retirement obligation at June 30, 2014	$413
Accretion of asset retirement obligation	-
Payment of restoration costs	-
Impact of foreign exchange rates	(74)
Asset retirement obligation at June 30, 2015	$339

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

6.	Intangibles Assets, net

Intangible assets consist of the following:

	Weighted Average
	Remaining	June 30,
	Useful Life	2015	2014
Cost of amortizable intangibles:
Purchased technology	-	$7,700	$7,700
Customer relationships	1.3 years	1,900	1,900
Patents	11.0 years	130	101
Total cost of intangibles		9,730	9,701

Less accumulated amortization:
Purchased technology		(7,700)	(7,700)
Customer relationships		(1,679)	(1,506)
Patents		(28)	(19)
Total accumulated amortization		(9,407)	(9,225)

Total intangible assets, net		$323	$476

We recorded $182, $381 and $904 of amortization expense during each of the years ended June 30, 2015, 2014 and 2013, respectively.  The estimated amortization expense related to intangible assets for the next five fiscal years ending June 30 is as follows:

2016	$182
2017	58
2018	10
2019	10
2020	10

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,
	2015	2014

Accounts payable, trade	$2,682	$1,838
Accrued payroll, vacation and other employee expenses	2,332	4,331
Accrued income taxes	23	221
Dividend payable	93	67
Other accrued expenses	1,212	1,134
	$6,342	$7,591

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

8.	Income Taxes

Concurrent and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 1999.

The domestic and foreign components of income before provision for income taxes are as follows:

	Year Ended June 30,
	2015	2014	2013

United States	$294	$3,930	$4,979
Foreign	46	1,167	(362)
	$340	$5,097	$4,617

The components of the provision (benefit) for income taxes are as follows:

	Year Ended June 30,
	2015	2014	2013

Current:
Federal	$29	$78	$128
State	5	28	151
Foreign	405	438	90
Total	439	544	369

Deferred:
Federal	71	(12,338)	-
State	140	(1,361)	-
Foreign	35	(253)	-
Total	246	(13,952)	-
Total	$685	$(13,408)	$369

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

A reconciliation of the income tax expense (benefit) computed using the federal statutory income tax rate to our provision (benefit) for income taxes is as follows:

	Year Ended June 30,
	2015	2014	2013

Income before provision (benefit) for income taxes	$340	$5,097	$4,617

Provision at Federal statutory rate	116	1,733	1,570
Change in valuation allowance	31	(15,859)	(5,444)
Permanent differences	80	350	22
Net operating loss expiration and adjustment	365	13	4,801
Change in state tax rates	31	(21)	-
Change in foreign tax rates	27	43	-
Change in uncertainty in income taxes	23	21	16
Foreign rate differential	(3)	(40)	23
State and foreign tax expense	40	145	194
Stock option classification change due to repricing	-	-	(653)
Other	(25)	207	(160)

Provision (benefit) for income taxes	$685	$(13,408)	$369

As of June 30, 2015 and 2014, our deferred tax assets and liabilities were comprised of the following:

	June 30,
	2015	2014

Deferred tax assets related to:
U.S. and foreign net operating loss carryforwards	$41,339	$43,230
Book and tax basis differences for property and equipment	742	563
Bad debt, warranty and inventory reserves	672	707
Accrued compensation	943	944
Deferred revenue	395	596
U.S. credit carryforwards	561	549
Stock compensation	798	992
Other	1,181	1,076
Deferred tax assets	46,631	48,657
Valuation allowance	(32,435)	(33,851)
Total deferred tax assets	14,196	14,806

Deferred tax liabilities related to:
Acquired intangibles	63	117
Total deferred tax liability	63	117
Deferred income taxes, net	$14,133	$14,689

As of June 30, 2015, the net deferred income tax asset of $14,133 is comprised of $1,422 of current deferred tax assets, net, and $12,711 of non-current deferred tax assets, net.  As of June 30, 2015, we have U.S. federal net operating loss carryforwards (“NOLs”) of $92,826 for income tax purposes, of which none expire in fiscal year 2015, and the remainder expires at various dates through fiscal year 2034.  We completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code on our ability to utilize these NOLs.  The study concluded that we have not had an ownership change in the past three years, and previous studies confirmed that there have been no ownership changes since July 22, 1993.  Therefore, the U.S. federal NOLs will not be subject to limitation under Section 382.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

As of June 30, 2015, we have state NOLs of $52,310 and foreign NOLs of $28,153.  The state NOLs expire between fiscal year 2015 and fiscal year 2035.  The foreign NOLs expire according to the rules of each country.  Prior to fiscal year 2015, all jurisdictions except Spain had an indefinite carryforward period.  Due to a tax law change in Spain during fiscal year 2015, Spanish NOLs will also have an indefinite carryforward period.

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

We also have an alternative minimum tax credit for federal purposes of $383, which has an indefinite life, and a research and development credit carryforward for federal purposes of $140, which has a carryforward period of 20 years and will expire in fiscal years 2025 and 2026.  We do not expect to be able to realize the benefit of the research and development credit carryforward before its expiration, and we maintain a full valuation allowance on this item.

Of the $92,826 of aforementioned U.S. federal NOLs, $11,189 represents acquired NOLs from the Everstream acquisition.  Additionally, we acquired the aforementioned $140 in research and development credits in this transaction.  The benefits associated with these Everstream losses and tax credits will likely be limited under Sections 382 and 383 of the Internal Revenue Code as of the date of acquisition.  We have fully offset the deferred tax assets related to the research and development credits with a valuation allowance.

Deferred income taxes have not been provided for undistributed earnings of foreign subsidiaries because of our intent to reinvest them indefinitely in active foreign operations.  Because of the availability of significant U.S. net operating losses, it is not practical to determine the U.S. income tax liability that would be payable if such earnings were not reinvested indefinitely.  Deferred taxes are provided for the earnings of foreign subsidiaries when it becomes evident that we do not plan to permanently reinvest the earnings into active foreign operations.  As of June 30, 2015, we have both the intent and ability to permanently reinvest our foreign earnings in our foreign subsidiaries, with the exception of our Hong Kong subsidiary.  We are currently evaluating whether we will close the Hong Kong office or merge it into another subsidiary.  We can no longer state that we have the intent to remain permanently reinvested in Hong Kong.  However, because we have negative earnings and profits in our Hong Kong subsidiary, we do not expect to have any tax liability associated with any decisions made with regard to the future of this subsidiary.

The valuation allowances for deferred tax assets as of June 30, 2015 and 2014 were $32,435 and $33,851, respectively.  The change in the valuation allowance for the year ended June 30, 2015 was a decrease of $1,416.  This change consisted of: (1) a $1,447 decrease due to exchange rate changes and the effect of unrealized gains/losses (the effect of which is a component of equity) and (2) a $300 decrease due to expiration and adjustment of domestic net operating loss carryforwards, partially offset by (3) a $304 increase due to the creation of deferred tax assets in certain foreign jurisdictions during fiscal year 2015, (4) a $13 increase due to miscellaneous adjustments of prior year deferred tax amounts and (5) a $14 increase due to a change in foreign tax rates.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

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

The following summarizes our conclusions on the need for a valuation allowance in each jurisdiction as of June 30, 2015:

U.S.:  As of June 30, 2014, we had realized a three-year cumulative accounting profit in the U.S., adjusted for permanent differences and other non-recurring events, including the 2013 gain on the sale of certain patents (see Note 12 - Sales of Intangible Assets), and adjusting for the loss of a long time customer.  This three-year period is the standard period by which we initially assess each jurisdiction and is strong objective evidence, whether positive or negative, to be considered in the release or recording of any valuation allowance.  In determining whether or not to release valuation allowance for the U.S. jurisdiction we considered positive evidence including the three-year cumulative accounting profit, current projections of future profitability, lack of any significant claims or loss contingencies, and positive cash from operations.  Negative evidence considered includes significant volatility in our operations, history of NOLs expiring unused, concentration of our customer base including the risk that global consolidation in the cable industry, and the loss of a long-time customer in the current year.  Based on our analysis of both positive and negative evidence, we had concluded during fourth quarter of fiscal year 2014 that it is now more likely than not that we will realize a portion of our U.S. deferred tax asset as the positive objective evidence, including the three-year cumulative accounting gain, outweighed the negative subjective evidence of customer concentration and volatility in our business.

As a result, we realized a $13,699 tax benefit in the fiscal year ended June 30, 2014 related to the release of a portion of our valuation allowance against federal and state net operating losses as well as on the aforementioned deferred tax asset related to the Alternative Minimum Tax (“AMT”) credit as it has an indefinite life.  We did not release the valuation allowance against our research and development credit as it is expected to expire in future years in which we already expect an expiration of federal NOLs.  The amount of valuation allowance released against our net deferred tax assets is based upon our best estimate of future earnings including consideration of a combination of a past historical operating income and future projected income scheduled against the future expected expiration of federal and state NOLs.  We did not perform a full release of valuation allowance as there are still significant NOLs that will expire unused based upon our expectations of future earnings.  After consideration of estimated future earnings, there are $14,218 and $17,017 of federal NOLs potentially subject to expiration in 2020 and 2021, respectively, in addition to other expirations in years through 2032 mentioned above.  Results materially different from our current expectations on an ongoing basis, or significant events such as the acquisition or loss of a major customer or the change in buying habits of our customers, could result in future additional change in the valuation allowance.

Based on our similar evaluation as of June 30, 2015, we continue to realize a three-year cumulative accounting profit in the U.S. adjusted for permanent differences and other non-recurring events, including the 2015 gain on the sale of certain IPv4 addresses (see Note 12 - Sales of Intangible Assets).  We have also evaluated our estimate of future earnings that was used during the aforementioned fiscal year 2014 release.  We have concluded that there has not been a significant change in our estimate of future earnings based on our fiscal year 2015 results and future projections.  As a result, we have not made any adjustment to our valuation allowance in the U.S. for the fiscal year ended June 30, 2015.  The only adjustment that we are making to the valuation allowance in the U.S. for the fiscal year ended June 30, 2015 is to ensure the unreserved portion of deferred tax assets remains equal to our estimate of expected future earnings.  We will continue to evaluate our assumptions each quarter regarding the need for a valuation allowance and will make appropriate adjustments as necessary.

In the recent past, our U.S. tax provision expense has been limited to the AMT amount for federal tax purposes, which approximates 2% of earnings before income taxes, and state taxes in various jurisdictions.  However, as a result of our non-cash valuation allowance release during the fiscal year ended June 30, 2014, we expect our U.S. tax provision expense in future periods to be at a higher effective tax rate, which will reduce our net income (or loss) and earnings (or loss) per share, by a greater amount than it has in the past.  The higher effective tax rates and tax provisions will result in non-cash income tax expense in the future, as we will be able to utilize net operating losses to offset future cash taxes into the foreseeable future.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

U.K. - During fiscal year 2014, a change in U.K. tax law relative to treatment of research and development expenses allowed us to release $214 of valuation allowance against deferred tax assets that we believe are now realizable as a result of the current period tax law change.  We believe that in light of this law change, we will now generate sufficient taxable income to fully utilize our net deferred tax assets in the U.K.

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

Each quarter, we assess the total weight of positive and negative evidence and evaluate whether release of all or any portion of the valuation allowance is appropriate.  Should we come to the conclusion that a release of our valuation allowance is required, or that additional valuation allowance is required, there could be a significant increase or decrease in net income and earnings per share in the period of release, or the additional valuation allowance, due to the impact on the tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at June 30, 2013	$154
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	143
Reductions for tax positions for prior year	-
Reductions for lapse in statute of limitations	-
Settlements	-
Balance at June 30, 2014	297
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions for prior year	-
Reductions for lapse in statute of limitations	-
Settlements	-
Balance at June 30, 2015	$297

The amount of gross tax effected unrecognized tax benefits as of June 30, 2015 was approximately $297 of which approximately $248, if recognized, would affect the effective tax rate.  During the fiscal year ended June 30, 2015, we recognized approximately $23 of interest and no penalties.  We had approximately $258 and $236 of accrued interest at June 30, 2015 and 2014, respectively.  We had approximately $88 of accrued penalties as of both June 30, 2015 and 2014.  We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense.  We believe that the amount of uncertainty in income taxes will not change by a significant amount within the next 12 months.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

9.	Pensions and Other Postretirement Benefits

Defined Contribution Plans

We maintain a retirement savings plan available to U.S. employees that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code.  From July 1, 2012 through August 20, 2013, the Company was matching 25% of the first 5% of the participants’ compensation.   Effective August 21, 2013, the Company matches 50% of the first 5% of the participants’ compensation.  For fiscal years 2015, 2014 and 2013, we made matching contributions of $443, $388 and $183, respectively.

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our U.K. based employees.  The Stakeholder Plan provides for discretionary matching contributions of between 4% and 7% of the employee’s salary.  For fiscal years 2015, 2014 and 2013, we made total contributions to the Stakeholder Plan of $58, $70 and $60, respectively.

Defined Benefit Plans

As of June 30, 2015, we maintained defined benefit pension plans (the “Pension Plans”) covering former employees in Germany.  The measurement date used to determine fiscal years’ 2015 and 2014 benefit information for the Pension Plans was June 30, 2015 and 2014, respectively.  Our Pension Plans have been closed to new employees since 1998 and no existing employees are eligible to participate, as all eligible participants are no longer employed by us.

A reconciliation of the changes in the Pensions Plans’ benefit obligations and fair value of plan assets over the two‑year period ended June 30, 2015, and a statement of the funded status at June 30, 2015 for these years for the Pension Plans is as follows:

Obligations and Funded Status

	June 30,
	2015	2014

Change in benefit obligation:
Benefit obligation at beginning of year	$5,567	$4,967
Interest cost	126	174
Actuarial loss	224	460
Foreign currency exchange rate change	(1,032)	238
Benefits paid	(257)	(272)
Benefit obligation at end of year	$4,628	$5,567

Change in plan assets:
Fair value of plan assets at beginning of year	$1,984	$2,052
Actual return on plan assets	30	67
Employer contributions	22	24
Benefits paid	(247)	(255)
Foreign currency exchange rate change	(357)	96
Fair value of plan assets at end of year	$1,432	$1,984
Funded status at end of year	$(3,196)	$(3,583)

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

Amounts Recognized in the Consolidated Balance Sheets

	June 30,
	2015	2014

Other accrued expenses (1)	$(7)	$(17)
Pension liability - long-term liabilities	(3,189)	(3,566)
Total pension liability	$(3,196)	$(3,583)

Accumulated other comprehensive loss	$1,214	$1,246

(1)	Included in line item accounts payable and accrued expenses

Items Not Yet Recognized as a Component of Net Periodic Pension Cost:

	June 30,
	2015	2014

Net loss	$1,214	$1,246
	$1,214	$1,246

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	June 30,
	2015	2014

Projected benefit obligation	$4,628	$5,567
Accumulated benefit obligation	$4,628	$5,567
Fair value of plan assets	$1,432	$1,984

The following table provides the components of net periodic pension cost recognized in earnings for the fiscal years ended June 30, 2015, 2014 and 2013:

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Year Ended June 30,
	2015	2014	2013

Net Periodic Benefit Cost
Service cost	$-	$-	$3
Interest cost	126	174	189
Expected return on plan assets	(45)	(61)	(73)
Recognized actuarial loss	40	19	8
Amortization of unrecognized net transition obligation (asset)	-	-	-
Net periodic benefit cost	$121	$132	$127

We estimate that $50 of the net loss for the defined benefit pension plans will be amortized from accumulated other comprehensive income into net period benefit cost over the next fiscal year.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

Assumptions

The following table sets forth the assumptions used to determine benefit obligations:

	June 30,
	2015	2014

Discount rate	2.13%	2.65%
Expected return on plan assets	2.50%	3.50%
Compensation increase rate	0.00%	0.00%

The following table sets forth the assumptions used to determine net periodic benefit cost:

	Year Ended June 30,
	2015	2014	2013

Discount rate	2.65%	3.43%	4.00%
Expected return on plan assets	3.50%	3.00%	3.50%
Compensation increase rate	0.00%	0.00%	0.00%

On an annual basis, we adjust the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations.

Plan Assets

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value, as well as the percentage of total plan assets for each category at June 30, 2015:

	Level 1	Level 2	Level 3	Total Assets	Percentage of Plan Assets 2015

Asset Category:
Equity securities	$-	$612	$-	$612	42.8%
Debt securities	-	231	-	231	16.1%
Cash surrender value insurance contracts	-	589	-	589	41.1%
Totals	$-	$1,432	$-	$1,432	100.0%

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value, as well as the percentage of total plan assets for each category at June 30, 2014:

	Level 1	Level 2	Level 3	Total Assets	Percentage of Plan Assets 2014

Asset Category:
Cash and cash equivalents	$136	$-	$-	$136	6.9%
Equity securities	-	734	-	734	37.1%
Debt securities	-	409	-	409	20.6%
Cash surrender value insurance contracts	-	701	-	701	35.4%
Other	4	-	-	4	0.1%
Totals	$140	$1,844	$-	$1,984	100.0%

Pension assets utilizing Level 1 inputs include fair values of equity investments and debt securities, and related dividends, which were determined by closing prices for those securities traded actively on national stock exchanges.  All cash equivalents are carried at cost, which approximates fair value.  Level 2 assets include fair values of equity investments and debt securities with limited trading activity and related dividends that were determined by closing prices for those securities traded on national stock exchanges and cash surrender life insurance contracts that are valued based on contractually stated settlement value.  In estimating the expected return on plan assets, we consider past performance and future expectations for the fund.  Pension Plan assets are heavily weighted toward equity investments that yield consistent, dependable dividends.

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

Contributions

We expect to contribute $18 to our defined benefit pension plans in fiscal year 2016.

Estimated Future Benefit Payments

Expected benefit payments, which reflect expected future service, during the next ten fiscal years ending June 30 are as follows:

Pension Benefits

2016	$248
2017	250
2018	254
2019	252
2020	251
2021 - 2025	1,226

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

10.	Segment Information

We operate in two segments, products and services, as disclosed within our consolidated statements of operations.  We evaluate segment results using revenues and gross margin as the performance measures.  Such information is shown on the face of the accompanying consolidated statements of operations.  We do not identify assets on a segment basis.  We attribute revenues to individual countries and geographic areas based upon location of our customers and long-lived assets based upon location of the assets.  As presented below, long-lived assets exclude intangible assets, net.

A summary of our revenue and long-lived assets by geographic area is as follows:

	Year Ended June 30,
	2015	2014	2013

United States	$34,713	$40,993	$38,973
Canada	7,046	5,746	6,868
Total North America	41,759	46,739	45,841

Japan	11,929	11,161	10,079
Other Asia-Pacific	2,230	3,193	2,355
Total Asia-Pacific	14,159	14,354	12,434

Europe	8,532	9,964	5,165

South America	9	114	4
Total revenue	$64,459	$71,171	$63,444

	June 30,
	2015	2014

Long-lived assets:
United States	$15,322	$15,543
Europe	301	543
Japan	691	806
Other Asia-Pacific	23	55
Total long-lived assets	$16,337	$16,947

11.	Share-Based Compensation

We have Stock Incentive Plans providing for the grant of incentive stock options to employees and non‑qualified stock options to employees and directors.  The Compensation Committee of the Board of Directors (“Compensation Committee”) administers the Stock Incentive Plans.  Under the plans, the Compensation Committee may award stock options and shares of common stock on a restricted basis.  The plans also specifically provide for stock appreciation rights and authorize the Compensation Committee to provide, either at the time of the grant of an option or otherwise, that the option may be cashed out upon terms and conditions to be determined by the Compensation Committee or the Board of Directors.

Option awards are granted with an exercise price equal to the market price of our stock at the date of grant.  We recognize stock compensation expense in accordance with ASC 718-10 over the requisite service period of the individual grantees, which generally equals the vesting period.  All of our stock compensation is accounted for as equity instruments.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

Our 2011 Stock Incentive Plan became effective November 1, 2011 and replaced the 2001 Stock Option Plan that expired on October 31, 2011.  The 2011 Stock Incentive Plan terminates on October 31, 2021.  Stockholders have authorized the issuance of up to 1,100,000 shares under this plan, and at June 30, 2015, there were 470,740 shares available for future grants.

We recorded share-based compensation related to the issuance of stock options and restricted stock to employees, board members and non-employees, as follows:

	Year Ended June 30,
	2015	2014	2013

Share-based compensation expense included in the consolidated statement of operations:
Cost of sales	$53	$56	$55
Sales and marketing	115	176	165
Research and development	105	150	128
General and administrative	629	748	500
Total	902	1,130	848
Tax benefit	-	-	-
Share-based compensation expense, net of taxes	$902	$1,130	$848

Based on historical experience of restricted stock and option pre-vesting cancellations, we estimated annualized forfeiture rates of 5.0% and 9.0% for unvested restricted stock awards and stock options outstanding as of June 30, 2015 and 2014, respectively.  We update our expectation of forfeiture rates quarterly and under the true‑up provisions of ASC 718-10, we will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

We have not received any cash from option exercises under any share-based payment arrangements for the fiscal years ended June 30, 2015, 2014 and 2013.

Restricted Share Awards

During fiscal year 2015, we issued 316,000 shares of restricted stock.  All of these restricted awards were issued to employees and board members and vest over a four-year period for employees and a three-year graded vesting period for board members.  Vesting is based solely on a service condition, and restrictions generally release ratably over the service period.  The weighted-average grant date fair value per share for our restricted stock awards is the closing price on the date of grant.  A summary of the activity of our service condition restricted stock awards during fiscal year 2015 is presented below:

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2014	183,634	$6.08
Granted	316,000	6.87
Vested	(88,846)	6.26
Forfeited	(40,098)	6.27
Non-vested at June 30, 2015	370,690	$6.69

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

During fiscal years 2013 and 2014, we issued performance-based restricted shares (“PSAs”) to senior and executive management and board members.  The PSAs issued in fiscal years 2013 and 2014 will be released only if company performance criteria are achieved over a three-year performance period.  The performance criteria are determined each year and require us to achieve certain financial goals.  The weighted-average grant date fair value per share for our performance shares is the closing price on the date the annual performance criteria is approved by our Board of Directors.

During fiscal year 2015, we released restrictions on 51,293 PSAs issued to senior and executive management based upon achievement of performance goals attributable to our fiscal year 2014 financial results.  Additionally, 38,732 PSAs issued to senior and executive management were cancelled and forfeited as a result of termination of employment.  A summary of the activity of our PSAs during fiscal year 2015 is presented below:

Performance Stock Awards	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2014	115,912	$5.59
Granted	-	-
Vested	(51,293)	5.30
Forfeited	(38,732)	5.82
Non-vested at June 30, 2015	25,887	$5.84

Total compensation cost of restricted stock awards issued, but not yet vested as of June 30, 2015 is $1,625, which is expected to be recognized over the weighted average period of 2.0 years.

Stock Options

We use the Black-Scholes valuation model to estimate the fair value of each option award on: (1) the date of grant for grants to employees and (2) each reporting period-end date for grants to non-employees, until the non‑employee shares have vested, at which point the vest date becomes the final measurement date for non‑employee grants.  We did not grant any stock options in fiscal years 2015, 2014 and 2013, and there were no unvested options granted to non-employees as of June 30, 2015.

During the third quarter of fiscal year 2013 our Board of Directors approved a $0.50 reduction in the exercise price of outstanding stock options for existing employees and board members as an equitable adjustment for the $0.50 special dividend declared and paid during the second quarter of fiscal year 2013.  We accounted for this equitable adjustment to exercise price as a modification on the date of approval.  This modification resulted in less than $1 of additional expense as most option exercise prices remain above our stock’s trading price after the equitable adjustment.  We use the Black-Scholes valuation model to estimate the fair value of each option award under modification accounting.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

A summary of our stock option activity as of June 30, 2015 and changes during fiscal year 2015 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of July 1, 2014	183,317	$10.92
Granted	-	-
Exercised	-	-
Forfeited or expired	(90,801)	9.86
Outstanding as of June 30, 2015	92,516	$11.96	1.97	$6
Vested at June 30, 2015	92,516	$11.96	1.97	$6
Exercisable at June 30, 2015	92,516	$11.96	1.97	$6

The following table summarizes information about stock options outstanding and exercisable at June 30, 2015:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Weighted- Average Remaining Contractual Life (Years)	Number Outstanding	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$5.90	3.09	20,000	$5.90	20,000	$5.90
$11.10 - $13.00	1.66	26,910	$12.65	26,910	$12.65
$13.50	1.95	26,606	$13.50	26,606	$13.50
$14.70 - $15.30	1.23	15,000	$14.90	15,000	$14.90
$16.40	1.34	4,000	$16.40	4,000	$16.40
$5.90 - $16.40	1.97	92,516	$11.96	92,516	$11.96

The total intrinsic value of options both outstanding and exercisable was $6, $71 and $86 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.  There is no remaining compensation cost for options granted as all outstanding options have vested as of June 30, 2015.  We generally issue new shares to satisfy option exercises.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

12.	Sales of Intangible Assets

During fiscal year 2015, we sold two blocks of non-strategic IPv4 addresses to two buyers for a total of $737.  These blocks of IPv4 addresses, which were recorded at $0 book value, have not been a material part of our ongoing operations.  The aggregate gain on the sales of these IPv4 addresses of $664 is net of broker fees of $73 incurred to consummate the transaction.

During fiscal year 2013, we sold certain non-strategic patents and patent applications (collectively known as “intellectual property”) for $2,750 in cash.  We originally acquired this intellectual property in the purchase of Everstream, Inc. (“Everstream”) but did not expect to use the technology associated with this intellectual property as part of our ongoing or planned operations.  As a result, this intellectual property was originally valued at $0 upon our acquisition of Everstream.  The gain on the sale of the intellectual property of $2,381 is net of $369 of commissions and legal fees that were incurred as a result of the sale, and would not have been incurred otherwise.

13.	Concentration of Risk

Sales to unaffiliated customers outside the U.S. were $29,746, $30,178 and $24,474 for the years ended June 30, 2015, 2014 and 2013, respectively, which amounts represented 46%, 42% and 39% of total sales for the respective fiscal years.

Sales to the U.S. Government, prime contractors and agencies of the U.S. Government amounted to approximately $12,001, $10,072 and $9,573 for the years ended June 30, 2015, 2014 and 2013, respectively, which amounts represented 19%, 14% and 15% of total sales for the respective fiscal years.

In addition, the following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for any one of the indicated periods:

	Year Ended June 30,
	2015	2014	2013

Customer A	<10%	13%	12%
Customer B	<10%	13%	12%

We assess credit risk through ongoing credit evaluations of a customers’ financial condition.  Generally, collateral is not required.

The following summarizes accounts receivable by significant customer where such accounts receivable exceeded 10% of total accounts receivable for any one of the indicated periods:

	June 30,
	2015	2014

Customer C	37%	<10%
Customer D	<10%	15%
Customer E	<10%	12%
Customer F	<10%	11%

There were no other customers representing 10% or more of our accounts receivable at June 30, 2015 and 2014.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

The following summarizes purchases from significant vendors where such purchases accounted for 10%, or more, of total purchases for any one of the indicated periods:

	Year Ended June 30,
	2015	2014	2013

Vendor A	20%	18%	16%
Vendor B	19%	13%	<10%
Vendor C	15%	23%	24%

14.	Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of quarterly financial results for the fiscal years ended June 30, 2015 and 2014:

	Three Months Ended
	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
2015

Net sales	$17,540	$15,996	$17,110	$13,813
Gross margin	$9,698	$8,807	$10,085	$7,800
Operating income (loss)	$849	$(608)	$1,462	$(757)
Net income (loss)	$387	$(571)	$784	$(945)
Net income (loss) per share - basic	$0.04	$(0.06)	$0.09	$(0.10)
Net income (loss) per share - diluted	$0.04	$(0.06)	$0.09	$(0.10)

	Three Months Ended
	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
2014

Net sales	$17,198	$17,837	$18,278	$17,858
Gross margin	$9,502	$9,956	$10,248	$10,707
Operating income	$800	$1,133	$1,260	$2,107
Net income	$734	$1,089	$1,082	$15,600
Net income per share - basic	$0.08	$0.12	$0.12	$1.75
Net income per share - diluted	$0.08	$0.12	$0.12	$1.72

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except for share and per share data)

15.	Dividends

During fiscal years 2015 and 2014, we declared and paid four cash dividends.  In fiscal year 2013, we declared and paid five cash dividends and a special dividend.  Future dividends are subject to declaration by our Board of Directors.  Cash dividends declared on our common stock during fiscal year 2015 are summarized in the following table:

			Dividends Declared
Record Date	Payment Date	Type	Per Share	Total

September 15, 2014	September 29, 2014	Quarterly	$0.12	$1,112
December 16, 2014	December 30, 2014	Quarterly	$0.12	$1,137
March 16, 2015	March 30, 2015	Quarterly	$0.12	$1,133
June 15, 2015	June 29, 2015	Quarterly	$0.12	$1,140
			Total	$4,522

As of June 30, 2015, we recorded $232 of dividends payable to holders of restricted common stock who held restricted shares at the time of the dividend record dates and still hold those restricted shares as of June 30, 2015.  Such dividends will be paid when the restrictions on a holder’s restricted common shares lapse.  This dividend payable is divided between current payable and non-current payable in the amounts of $93 and $139, respectively, based upon the expected vesting date of the underlying shares.  These holders of restricted common stock will receive the dividend payments as long as they remain eligible at the vesting date of the shares.  For fiscal year 2015, $73 of dividends payable were forfeited and returned to capital for restricted shares that were forfeited prior to meeting vesting requirements.  Because the participants are not entitled to these dividends unless they complete the requisite service period for the shares to vest, they are not “participating dividends” as defined under ASC Topic 260-10, Earnings per Share.

16.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes, for the year ended June 30, 2015:

	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at June 30, 2014	$(1,246)	$1,155	$(91)

Other comprehensive income before reclassifications	-	168	168
Amounts reclassified from accumulated other comprehensive income (loss)	32	-	32
Net current period other comprehensive income (loss)	32	168	200
Balance at June 30, 2015	$(1,214)	$1,323	$109

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

17.	Commitments and Contingencies

Operating Leases

We lease certain office space, warehousing and equipment under various operating leases.  These leases expire at various dates through fiscal 2019 and generally provide for the payment of taxes, insurance, operating expenses and maintenance costs.  Additionally, certain leases contain escalation clauses that provide for increased rents resulting from the pass‑through of increases in operating costs, property taxes and consumer price indexes.

At June 30, 2015, future minimum lease payments for the fiscal years ending June 30 are as follows:

2016	$1,436
2017	1,307
2018	1,012
2019	378
2020	-
2021 and thereafter	-
$4,133

Rent expense under all operating leases amounted to $2,157, $2,340 and $2,485 for the years ended June 30, 2015, 2014 and 2013, respectively.

Legal Matters

From time to time, we are involved in litigation incidental to the conduct of our business.  We believe that such pending litigation will not have a material adverse effect on our results of operations or financial condition.

We enter into agreements in the ordinary course of business with customers that often require us to defend and/or indemnify the customer against intellectual property infringement claims brought by a third-party with respect to our products.  For example, we were notified that certain of our customers have settled with or been sued by the following companies, in the noted jurisdictions, regarding the listed patents:

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued
(Amounts in thousands, except for share and per share data)

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

Severance Arrangements

Pursuant to the terms of the employment agreements with our executive officers and certain other employees, employment may be terminated by either the respective executive officer or us at any time.  In the event the employee voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end.  In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect.  In the event our Chief Executive Officer (“CEO”) resigns within three months of a change in control or the CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two, as well as incremental medical costs.  Additionally, if terminated, our CEO and Chief Financial Officer may be entitled to bonuses during the severance period.  At June 30, 2015, the maximum contingent liability under these agreements is $2,217.  Our employment agreements with certain of our employees contain certain offset provisions, as defined in their respective agreements.

18.	Subsequent Events

We have evaluated subsequent events through the date these financial statements were issued and determined that there were no material subsequent events that required recognition or additional disclosure in our consolidated financial statements.

SCHEDULE II

CONCURRENT COMPUTER CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
For The Years Ended June 30, 2015, 2014 and 2013
(Amounts in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (a)	Balance at End of Year

Reserves and allowances deducted from asset accounts or accrued as expenses:

2015
Allowance for doubtful accounts	$78	$-	$(60)	$18
Warranty accrual	78	254	(168)	164

2014
Allowance for doubtful accounts	$70	$20	$(12)	$78
Warranty accrual	119	124	(165)	78

2013
Allowance for doubtful accounts	$80	$14	$(24)	$70
Warranty accrual	181	183	(245)	119

(a)	Charges and adjustments to the reserve accounts for write-offs and credits issued during the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCURRENT COMPUTER CORPORATION
(Registrant)

By:	/s/ Derek Elder
Derek Elder
President and Chief Executive Officer

Date: August 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities indicated on August 26, 2015.

NAME	TITLE

/s/ Steve G. Nussrallah	Chairman of the Board and Director
Steve G. Nussrallah

President, Chief Executive Officer and Director
/s/ Derek Elder	(Principal Executive Officer)
Derek Elder

Chief Financial Officer and Executive Vice President of Operations
/s/ Emory O. Berry	(Principal Financial and Accounting Officer)
Emory O. Berry

/s/ Charles Blackmon	Director
Charles Blackmon

/s/ Larry L. Enterline	Director
Larry L. Enterline

/s/ C. Shelton James	Director
C. Shelton James

/s/ Robert M. Pons	Director
Robert M. Pons

/s/ Dilip Singh	Director
Dilip Singh

Exhibit	Description of Document

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.1	Schedule of Officers who have entered into the Form Indemnification Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.2	1991 Restated Stock Option Plan (as amended as of October 26, 2000) (incorporated by reference Exhibit A to the Registrant’s Proxy Statement dated September 18, 2000).

10.3	Richard Rifenburgh Non-Qualified Stock Option Plan and Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-82686)).

10.4	Concurrent Computer Corporation 2001 Stock Option Plan (incorporated by reference to Annex II to the Registrant’s Proxy Statement dated September 19, 2001).

10.5	Concurrent Computer Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-125974)).

10.6	Form of Option Agreement with Transfer Restrictions (incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 24, 2005).

10.7	Form of Incentive Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-45871)).

10.8
Form of Non-Qualified Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

10.9	Consulting Services Agreement among the Company, TechCFO and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.10	Indemnification Agreement between the Company and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.11
Amended and Restated Employment Agreement between Concurrent Computer Corporation and Dan Mondor dated October 4, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 4, 2010 (No. 000-13150)).

10.12
Employment Agreement, dated August 1, 2008, between Concurrent Computer Corporation and Emory O. Berry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2008 (No. 001-13150)).

10.13	Concurrent Computer Corporation 2011 Stock Incentive Plan (incorporated by reference to Annex I to the Registrant’s Proxy Statement dated September 12, 2011).

10.14
Board Representation and Standstill Agreement, dated July 23, 2012, among Concurrent Computer Corporation, Singer Children’s Management Trust, Lloyd I. Miller, III, Robert M. Pons, Dilip Singh and certain other parties (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 23, 2012 (No. 000-13150)).

10.15
Employment Agreement, dated November 18, 2014, between Concurrent Computer Corporation and Derek Elder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on November 18, 2014 (No. 001-13150)).

10.16*	Concurrent Computer Corporation 2011 Stock Incentive Plan Award Agreement – Terms and Conditions.

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

* Included herewith.