Form 10-Q
period 2015-09-30
CONCURRENT COMPUTER CORP/DE
filed 2015-11-12
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes ☑	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of November 9, 2015 was 9,206,593.

Concurrent Computer Corporation

Form 10-Q

For the Three Months Ended September 30, 2015

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements

Concurrent Computer Corporation

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	September 30, 2015	June 30, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,462	$25,451
Accounts receivable, net of allowance for doubtful accounts of $13 and $18 at September 30, 2015 and June 30, 2015, respectively	10,427	10,174
Inventories	2,963	3,428
Deferred income taxes - current, net	1,060	1,422
Prepaid expenses and other current assets	1,910	738
Total current assets	40,822	41,213

Property and equipment, net	2,779	2,448
Deferred income taxes, net	13,257	12,618
Other long-term assets, net	1,350	1,501
Total assets	$58,208	$57,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,163	$6,320
Deferred revenue	6,834	8,362
Total current liabilities	12,997	14,682

Long-term liabilities:
Deferred revenue	1,518	1,658
Pension liability	3,251	3,189
Other long-term liabilities	1,711	1,694
Total liabilities	19,477	21,223

Commitments and contingencies (Note 17)

Stockholders' equity:
Shares of series preferred stock, par value $.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $.01; 14,000,000 authorized; 9,167,992 and 9,136,793 issued and outstanding at September 30, 2015 and June 30, 2015, respectively	92	91
Capital in excess of par value	210,373	210,207
Accumulated deficit	(171,491)	(173,595)
Treasury stock, at cost; 37,788 shares	(255)	(255)
Accumulated other comprehensive income (loss)	12	109
Total stockholders' equity	38,731	36,557
Total liabilities and stockholders' equity	$58,208	$57,780

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation

Condensed Consolidated STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,
	2015	2014
Revenues:
Product	$8,494	$12,478
Service	4,857	5,062
Total revenues	13,351	17,540

Cost of sales:
Product	3,453	5,540
Service	2,041	2,302
Total cost of sales	5,494	7,842
Gross margin	7,857	9,698

Operating expenses:
Sales and marketing	3,394	3,966
Research and development	3,837	3,268
General and administrative	1,778	1,954
Gain on sale of product line, net	(4,116)	-
Gain on sale of intangible assets, net	-	(339)
Total operating expenses	4,893	8,849
Operating income	2,964	849

Interest income	3	4
Interest expense	-	(1)
Other income (expense), net	123	(288)
Income before income taxes	3,090	564

Provision (benefit) for income taxes	(117)	177
Net income	$3,207	$387

Net income per share
Basic	$0.35	$0.04
Diluted	$0.35	$0.04
Weighted average shares outstanding - basic	9,112,891	8,989,751
Weighted average shares outstanding - diluted	9,176,877	9,115,365

Cash dividends declared per common share	$0.12	$0.12

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation

Condensed Consolidated STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,
	2015	2014

Net income	$3,207	$387

Other comprehensive income (loss):
Foreign currency translation adjustment	(94)	211
Pension and post-retirement benefits, net of tax	(3)	10
Other comprehensive income (loss)	(97)	221

Comprehensive income	$3,110	$608

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONCURRENT COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the three month period ended September 30, 2015

(Amounts in thousands, except share data)

					Accumulated
	Common Stock		Capital In		Other
		Par	Excess Of	Accumulated	Comprehensive	Treasury Stock
	Shares	Value	Par Value	Deficit	Income (Loss)	Shares	Cost	Total

Balance at June 30, 2015	9,136,793	$91	$210,207	$(173,595)	$109	(37,788)	$(255)	$36,557
Dividends declared				(1,146)				(1,146)
Dividends forfeited with restricted stock forfeitures				43				43
Share-based compensation expense			167					167
Lapse of restriction on restricted stock	31,199	1	(1)					-
Other comprehensive income (loss), net of taxes:
Net income				3,207				3,207
Foreign currency translation adjustment					(94)			(94)
Pension plan					(3)			(3)
Total comprehensive loss								3,110
Balance at September 30, 2015	9,167,992	$92	$210,373	$(171,491)	$12	(37,788)	$(255)	$38,731

The accompanying notes are an integral part of the condensed consolidated financial statements

Concurrent Computer Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,
	2015	2014

Cash flows provided by (used in) operating activities:
Net income	$3,207	$387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	431	420
Share-based compensation	167	226
Deferred income taxes, net	(257)	-
Provision for excess and obsolete inventories	23	91
Foreign currency exchange (gains) losses	(120)	303
Other non-cash expenses	-	(4)
Gain on sale of product line, net	(4,116)	-
Gain on sale of intangible assets, net	-	(339)
Decrease (increase) in assets:
Accounts receivable	(219)	(1,621)
Inventories	499	105
Prepaid expenses and other current assets	(510)	(230)
Other long-term assets	(63)	(110)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(667)	(1,132)
Deferred revenue	(571)	1,299
Pension and other long-term liabilities	51	15
Net cash used in operating activities	(2,145)	(590)

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(448)	(282)
Purchase of domain name	(35)	-
Proceeds from sale of product line	2,750	-
Proceeds from sale of intangible assets	-	301
Net cash provided by investing activities	2,267	19

Cash flows used in financing activities:
Dividends paid	(1,143)	(1,190)
Net cash used in financing activities	(1,143)	(1,190)

Effect of exchange rates on cash and cash equivalents	32	(91)

Decrease in cash and cash equivalents	(989)	(1,852)
Cash and cash equivalents - beginning of year	25,451	28,074
Cash and cash equivalents - end of year	$24,462	$26,222

Cash paid during the period for:
Interest	$1	$2
Income taxes (net of refunds)	$225	$398

The accompanying notes are an integral part of the condensed consolidated financial statements

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except for share and per share data)

1.	Overview of Business and Basis of Presentation

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

Our content delivery solutions consist of software, hardware and services for intelligently streaming video content to a variety of consumer devices and storing and managing content in the network. Our streaming video and storage products and services are deployed by service providers to support consumer-facing video services including live broadcast video, video-on-demand and time-shifted video applications such as cloud-based digital video recording. In September 2015, we sold our multi-screen video analytics product line for collecting and analyzing data related to content delivery applications (see Note 6 –Sale of Product Line).

Our real-time solutions consist of real-time Linux® operating system versions, development and performance optimization tools, simulation software and other system software combined, in many cases, with computer platforms and services. These real-time products are sold to a wide variety of companies seeking high performance, real-time computer solutions in the military, aerospace, financial and automotive markets around the world.

The June 30, 2015 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. (“U.S. GAAP”). Our condensed consolidated interim financial statements are unaudited and reflect all adjustments (consisting of only normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of our consolidated financial position, consolidated results of operations and consolidated cash flows at the dates and for the periods indicated. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2015 filed with the Securities and Exchange Commission (“SEC”) on August 26, 2015.

There have been no changes to our Significant Accounting Policies as disclosed in Note 2 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2015. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

Smaller Reporting Company

We meet the SEC’s definition of a “Smaller Reporting Company,” and therefore qualify for the SEC’s reduced disclosure requirements for smaller reporting companies.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

2.	Immaterial Restatement of Previously Issued Financial Statements and Reclassification

Subsequent to the issuance of our fiscal year 2015 consolidated financial statements, we identified an error relating to the grant of 120,000 restricted stock awards (“RSAs”) to our president and chief executive officer (“CEO”) upon his commencement of employment in November 2014 (see Note 18 – Subsequent Events). Because the grant was determined to be non-compliant under the terms of the 2011 Stock Incentive Plan (the “Plan”) under which it was granted, in October 2015, the grant was retroactively rescinded. As a result of this error, stock compensation expense was overstated by $249 ($156 net of the related income tax effect of $93) and $44 of related accrued dividends were overstated for the year ended June 30, 2015. Since the grant occurred in the second quarter of the year ended June 30, 2015, there is no impact of this error on the three months ended September 30, 2014. The accompanying condensed consolidated balance sheet as of June 30, 2015 has been corrected for the effect of this error. The effects of this error correction on other periods in the year ended June 30, 2015 will be reflected prospectively. We have evaluated the effects of this misstatement for the year ended June 30, 2015, and the previously presented interim periods, and concluded that these periods are not materially misstated.

The impact of this misstatement on our previously issued condensed consolidated balance sheet as of June 30, 2015 is presented below:

	Consolidated Balance Sheet as of June 30, 2015
	As Previously Reported	Adjustments	As Restated

ASSETS
Current assets:
Cash and cash equivalents	$25,451		$25,451
Accounts receivable, net	10,174		10,174
Inventories	3,428		3,428
Deferred income taxes - current, net	1,422		1,422
Prepaid expenses and other current assets	738		738
Total current assets	41,213	-	41,213

Property and equipment, net	2,448		2,448
Deferred income taxes, net	12,711	(93)	12,618
Other long-term assets, net	1,501		1,501
Total assets	$57,873	$(93)	$57,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,342	$(22)	$6,320
Deferred revenue	8,362		8,362
Total current liabilities	14,704	(22)	14,682

Long-term liabilities:
Deferred revenue	1,658		1,658
Pension liability	3,189		3,189
Other long-term liabilities	1,716	(22)	1,694
Total liabilities	21,267	(44)	21,223

Commitments and contingencies

Stockholders' equity:
Shares of series preferred stock, par value $.01	-		-
Shares of class A preferred stock, par value $100	-		-
Common stock, par value $.01	91		91
Capital in excess of par value	210,456	(249)	210,207
Accumulated deficit	(173,795)	200	(173,595)
Treasury stock, at cost	(255)		(255)
Accumulated other comprehensive income (loss)	109		109
Total stockholders' equity	36,606	(49)	36,557
Total liabilities and stockholders' equity	$57,873	$(93)	$57,780

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Subsequent to the issuance of our fiscal year 2014 consolidated financial statements, we identified an error in the consolidated statements of cash flows relating to the presentation of spare parts purchases used to support our obligations under customer contracts. Cash outflows of $106 for the three months ended September 30, 2014 were improperly classified as investing activities rather than as operating activities in our condensed consolidated statements of cash flows. We have evaluated the effects of these misstatements for this period and concluded that this period is not materially misstated. Notwithstanding, we have corrected the accompanying condensed consolidated cash flow presentation for the three months ended September 30, 2014.

The impact of this misstatement on our previously issued condensed consolidated statements of cash flows for the three months ended September 30, 2014 is presented below:

	Consolidated Statements of Cash Flows for the Three months Ended Ended September 30, 2014
	As Previously Reported	Adjustments	As Restated

Depreciation and amortization	$501	$(81)	$420
Provision for excess and obsolete inventories	10	81	91
Other long-term assets, net	(4)	(106)	(110)
All other operating activities, net	(991)	-	(991)
Net cash provided by (used in) operating activities	$(484)	$(106)	$(590)

Additions to property and equipment	$(388)	$106	$(282)
All other investing activities, net	301	-	301
Net cash Provided by (used in) investing activities	$(87)	$106	$19

The notes to the condensed consolidated financial statements have been corrected to give effect to the above items.

Reclassification

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. Specifically, we have reclassified our intangible assets, net with balances of $139 and $323 into other long-term assets, net in our consolidated balance sheets as of September 30, 2015 and June 30, 2015, respectively. Intangible assets at September 30, 2015 includes an internet domain name (www.concurrent.com) acquired during the three months ended September 30, 2015 for $35. The domain name is considered an indefinite-lived intangible asset and is not amortizable.

Additionally, amortization expense related to finite-lived intangible assets was $36 and $46 for the three months ended September 30, 2015 and 2014, respectively.

3.	Recent Accounting Guidance

Recently Adopted Accounting Guidance

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 was effective for us beginning July 1, 2015. The adoption of ASU 2014-08 was considered in regards to the sale our multi-screen video analytics product line in September 2015 (see Note 6 – Sale of Product Line).

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Recent Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under ASU 2014-09, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB agreed to defer the original effective date of ASU 2014-09 by one year, and as a result, ASU 2014-09 will be effective for us beginning July 1, 2018. Early adoption is not permitted. We anticipate that ASU 2014-09 may have a material impact, and we are currently evaluating the impact this standard will have on our consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). This amendment requires that an entity measure its inventory at the “lower of cost and net realizable value.” Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Current literature requires measurement of inventory at “lower of cost or market.” Market could be replacement cost, net realizable value, or net realizable value less an approximate normal profit margin. ASU 2015-11 applies to all entities and is effective for annual periods beginning after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not expect ASU 2015-11 to have a material impact on our consolidated financial statements or disclosures.

4.	Basic and Diluted Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each year. Diluted net income per share is computed by dividing net income by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Common share equivalents of 127,190 and 103,437 for the three months ended September 30, 2015 and 2014, respectively, were excluded from the calculation as their effect was anti-dilutive.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,
	2015	2014

Basic and diluted EPS calculation:
Net income	$3,207	$387

Basic weighted average number of shares outstanding	9,112,891	8,989,751
Effect of dilutive securities:
Employee stock options	-	8,722
Restricted shares	63,821	116,892
Diluted weighted average number of shares outstanding	9,176,712	9,115,365

Basic EPS	$0.35	$0.04

Diluted EPS	$0.35	$0.04

5.	Fair Value Measurements

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

We have money market funds that are highly liquid and have a maturity of three months or less, and as such, are considered cash equivalents and fall within Level 1 of the fair value hierarchy. We have no financial assets that are measured on a recurring basis that fall within Level 2 or Level 3 of the fair value hierarchy.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Our financial assets that are measured at fair value on a recurring basis as of September 30, 2015 are as follows:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$14,416	$14,416	$-	$-
Money market funds	10,046	10,046	-	-
Cash and cash equivalents	$24,462	$24,462	$-	$-

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2015 are as follows:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$15,406	$15,406	$-	$-
Money market funds	10,045	10,045	-	-
Cash and cash equivalents	$25,451	$25,451	$-	$-

6.	Sale of Product Line

On September 9, 2015, we sold the customer contracts and intellectual property related to our multi-screen video analytics product line for $3,500 pursuant to an Asset Purchase Agreement (“APA”) dated August 31, 2015 with Verimatrix, Inc. (“Verimatrix”), a privately-held video revenue security company based in San Diego, California. The APA includes customary terms and conditions, including provisions that require the Company to indemnify Verimatrix for certain losses that it incurs as a result of a breach by the Company of its representations and warranties in the APA and certain other matters. Proceeds from the sale are payable to the Company as follows: (1) a $2,750 payment to the Company in cash (received on September 10, 2015), (2) a $375 deferred payment which will be paid to the Company by Verimatrix on or before June 30, 2016 (less any portion used to make indemnification payments, if necessary) and (3) $375 placed in escrow which amount will be released to the Company on or before June 30, 2016 (less any portion used to make indemnification payments to Verimatrix after exhaustion of the deferred payment).

The customer contracts and intellectual property sold had a net book value of $188 (which was included in intangible assets, net in our consolidated balance sheet). As a result of the sale, we also included $1,016 (net liability, consisting primarily of unearned deferred revenue) of related assets and liabilities not sold or transferred in the transaction in the calculation of the recorded gain. Additionally, we incurred $212 in legal, accounting and other expenses that would not have been incurred otherwise. As a result, we recorded a net gain of $4,116 in our condensed consolidated statement of operations for the three months ended September 30, 2015.

As noted above, on July 1, 2015, we adopted ASU 2014-08 regarding discontinued operations. As a result, we evaluated the sale of our multi-screen video analytics product line in light of this new standard. We concluded that the sale of our multi-screen video analytics product line in September 2015 was not a “material shift” (as defined in ASU 2014-08) for us and therefore, is not considered a discontinued operation. In accordance with ASU 2014-08, the following information is being provided:

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

	Three Months Ended September 30,
	2015		2014

Operating profit (loss) related to multi-screen video analytics product line	$178	[1]	$(191)

1Through date of sale on September 9, 2015

7.	Income Taxes

Components of Provision (Benefit) for Income Taxes

The domestic and foreign components of income before the provision (benefit) for income taxes are as follows:

	Three Months Ended September 30,
	2015	2014

United States	$2,755	$377
Foreign	335	187
Income before income taxes	3,090	564

We recorded an income tax benefit for our domestic and foreign subsidiaries of $117 and income tax expense of $177 during the three months ended September 30, 2015 and 2014, respectively. The components of the provision (benefit) for income taxes are as follows:

	Three Months Ended September 30,
	2015	2014

United States	$(251)	$150
Foreign	134	27
Provision (benefit) for income taxes	$(117)	$177

The domestic tax expense is lower than the prior year primarily due to the release of valuation allowance attributable to the tax impact of the gain on sale of our multi-screen video analytics product line. Any other domestic differences are due to differences in projected pretax book income and permanent book/tax differences between the two periods. The foreign tax expense is higher as compared to the prior year, primarily due to higher Japanese pretax book income for the three months ended September 30, 2015 as compared to the same period for the prior year.

Net Operating Losses

As of June 30, 2015, we had U.S. federal net operating loss carryforwards of approximately $92,826 for income tax purposes, of which none expire in fiscal year 2016, and the remainder expire at various dates through 2034. We completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code of 1986 (the “Code”) on our ability to utilize these net operating losses. The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2015.

As of June 30, 2015, we have state NOLs of $52,310 and foreign NOLs of $28,153.  The state NOLs expire between fiscal year 2015 and fiscal year 2035.  The foreign NOLs expire according to the rules of each country and have an indefinite carryforward period.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Valuation Allowance

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance, we consider our historical and future projected operations along with other positive and negative evidence in assessing if sufficient future taxable income will be generated to use the existing deferred tax assets. The following summarizes our conclusions on the need for a valuation allowance in each jurisdiction as of September 30, 2015:

U.S. - For the three months ended September 30, 2015, we sold the assets associated with our multi-screen video analytics product line, generating a gain of $4,116. This realized gain will now allow us to utilize an additional amount of valuation allowance that we were unable to consider in our estimate of future earnings at the end of fiscal year 2015. We are recognizing a release of $1,355 of the valuation allowance on federal and state NOLs that will be used to offset this gain. Other than this discrete item in fiscal year 2016, we do not believe that there has been a significant change in our business in the U.S. that would require a reassessment of our conclusion at the end of fiscal year 2015 with regard to the valuation allowance. We will continue to evaluate our assumptions each quarter regarding the need for a valuation allowance and will make appropriate adjustments as necessary.

U.K. - During our fiscal year 2014, a change in U.K. tax law relative to treatment of research and development expenses allowed us to release $214 of valuation allowances against deferred tax assets that we believe are now realizable as a result of the current period tax law change. We believe that in light of this law change, we will now generate sufficient taxable income to fully utilize our net deferred tax assets in the U.K.

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

Unrecognized Tax Benefits

The Company has evaluated its unrecognized tax benefits and determined that there has not been a material change in the amount of such benefits for the three months ended September 30, 2015.

8.	Share-Based Compensation

As of September 30, 2015, we had share-based compensation plans which are described in Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2015. We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. As of September 30, 2015, we had 89,447 stock options outstanding and 422,303 restricted shares outstanding (after giving effect to the retroactive rescission of 120,000 RSAs previously granted to our CEO as described in Note 2 - Immaterial Restatement of Previously Issued Financial Statements and Reclassification). No stock options were granted, exercised, or cancelled during the three months ended September 30, 2015. We recorded share-based compensation related to the issuance of restricted stock to employees and board members as follows:

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

	Three Months Ended September 30,
	2015	2014

Share-based compensation expense included in the consolidated statement of operations:
Cost of sales	$1	$14
Sales and marketing	30	40
Research and development	31	28
General and administrative	105	144
Total	167	226

A summary of the activity of our time-based, service condition restricted shares during the three months ended September 30, 2015, is presented below:

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2015(1)	250,690	$6.61
Granted	212,500	4.68
Vested	(31,199)	5.83
Forfeited	(15,075)	6.72
Non-vested at September 30, 2015	416,916	$5.68

(1)Reflects the retroactive rescission of 120,000 restricted stock awards previously granted to the Company's president and CEO.

During the three months ended September 30, 2015, 20,500 previously granted performance-based restricted shares were forfeited due to a failure to meet performance goals associated with our fiscal year 2015 financial results. A summary of the activity of our performance-based restricted shares during the three months ended September 30, 2015, is presented below:

Performance Stock Awards	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2015	25,887	$5.84
Granted	-	-
Vested	-	-
Forfeited	(20,500)	6.93
Non-vested at September 30, 2015	5,387	$5.14

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

9.	Inventories

Inventories consist of the following:

	September 30, 2015	June 30, 2015

Raw materials	$1,138	$1,403
Work-in-process	266	271
Finished goods	1,559	1,754
	$2,963	$3,428

10.	Property and Equipment, net

Property and equipment consists of the following:

	September 30, 2015	June 30, 2015

Leasehold improvements	$2,663	$2,723
Machinery and equipment	14,556	14,075
	17,219	16,798
Less: Accumulated depreciation	(14,440)	(14,350)
	$2,779	$2,448

During the three months ended September 30, 2015, the Company wrote-off fully-depreciated property and equipment related to the sale of its multi-screen video analytics product line with an original cost of $260.

Depreciation expense for property and equipment was $395 and $384 for the three months ended September 30, 2015 and 2014, respectively.

11.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2015	June 30, 2015

Accounts payable, trade	$2,875	$2,682
Accrued payroll, vacation and other employee expenses	2,066	2,332
Accrued income taxes	119	23
Dividend payable	68	71
Other accrued expenses	1,035	1,212
	$6,163	$6,320

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

12.	Pensions and Other Postretirement Benefits

Defined Contribution Plans

We maintain a retirement savings plan available to U.S. employees that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. We match 50% of the first 5% of the participants’ compensation invested by the employee in the 401(k) plan. For the three months ended September 30, 2015 and 2014, we made matching contributions of $124 and $137, respectively.

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our U.K. based employees. The Stakeholder Plan provides for discretionary matching contributions of between 4% and 7% of the employee’s salary. We contributed $14 and $13 to the Stakeholder Plan for the three months ended September 30, 2015 and 2014, respectively.

Defined Benefit Plans

The following table provides the components of net periodic pension cost of our German defined benefit pension plans recognized in earnings for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014

Net Periodic Benefit Cost
Service cost	$-	$-
Interest cost	24	35
Expected return on plan assets	(5)	(16)
Recognized actuarial loss	12	11
Net periodic benefit cost	$31	$30

We contributed $4 (paid in October 2015) and $6 to our German defined benefit pension plans for the three months ended September 30, 2015 and 2014, respectively, and expect to make additional, similar, quarterly contributions during the remaining quarters of our fiscal year 2016.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

13.	Segment Information

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

A summary of our revenue and long-lived assets by geographic area is as follows:

	Three Months Ended September 30,
	2015	2014

United States	$8,607	$10,880
Canada	1,116	903
Total North America	9,723	11,783

Japan	2,097	1,863
Other Asia-Pacific	301	218
Total Asia-Pacific	2,398	2,081

Europe	1,224	3,673

South America	6	3
Total revenue	$13,351	$17,540

	September 30, 2015	June 30, 2015

Long-lived assets:
United States	$16,246	$15,229
Europe	282	301
Japan	699	691
Other Asia-Pacific	20	23
Total long-lived assets	$17,247	$16,244

14.	Concentration of Risk

The following table summarizes revenues by significant customer where such revenue accounted for 10% or more of total revenues for any one of the indicated periods:

	Three Months Ended
	September 30,
	2015	2014

Customer A	22%	<10%
Customer B	<10%	15%
Customer C	<10%	11%

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

We assess credit risk through ongoing credit evaluations of customers’ financial condition, and collateral is generally not required. The following summarizes accounts receivable by significant customers for whom accounts receivable were 10% or more of total accounts receivables for any one of the indicated periods:

	September 30,	June 30,
	2015	2015

Customer D	30%	<10%
Customer E	14%	<10%
Customer F	12%	<10%
Customer G	<10%	37%

There were no other customers representing 10% or more of our trade receivables at September 30, 2015 and June 30, 2015.

The following summarizes purchases from significant vendors where such purchases accounted for 10% or more of total purchases for any one of the indicated periods:

	Three Months Ended
	September 30,
	2015	2014

Vendor A	19%	19%
Vendor B	15%	<10%
Vendor C	13%	16%
Vendor D	<10%	15%
Vendor E	<10%	15%

15.	Dividends

During the three months ended September 30, 2015, our Board of Directors approved a quarterly cash dividend as follows:

			Dividends Declared
Record Date	Payment Date	Type	Per Share	Total

September 15, 2015	September 29, 2015	Quarterly	$0.12	$1,146

As of September 30, 2015, we recorded $148 of dividends payable to holders of restricted common stock who held restricted shares at the time of the dividend record dates and still hold those restricted shares as of September 30, 2015. Such dividends will be paid when the restrictions on a holder’s restricted common shares lapse. This dividend payable is divided between current payable and non-current payable in the amounts of $68 and $80, respectively, based upon the expected vesting date of the underlying shares. These holders of restricted common stock will receive the dividend payments as long as they remain eligible at the vesting date of the shares. Dividends payable at September 30, 2015 reflect the rescission of 120,000 RSAs as described in Note 2 – Immaterial Restatement of Previously Issued Financial Statements and Reclassification. For the three months ended September 30, 2015, $43 of dividends payable were forfeited and returned to capital for restricted shares that were forfeited prior to meeting vesting requirements. Because the participants are not entitled to these dividends unless they complete the requisite service period for the shares to vest, they are not “participating dividends” as defined under ASC Topic 260-10, Earnings per Share.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

16.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes, for the three months ended September 30, 2015:

	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at June 30, 2015	$(1,214)	$1,323	$109

Other comprehensive income before reclassifications	-	(94)	(94)
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	-	(3)
Net current period other comprehensive income (loss)	(3)	(94)	(97)
Balance at September 30, 2015	$(1,217)	$1,229	$12

17.	Commitments and Contingencies

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

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

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

Severance Arrangements

Pursuant to the terms of the employment agreements with our executive officers and certain other employees, employment may be terminated by either the respective executive officer or us at any time. In the event the employee voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end. In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect. In the event our CEO resigns within three months of a change in control or the CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two, as well as incremental medical costs. Additionally, if terminated, our CEO and chief financial officer may be entitled to bonuses during the severance period. At September 30, 2015, the maximum contingent liability under these agreements is $2,060. Our employment agreements with certain of our employees contain certain offset provisions, as defined in their respective agreements.

Shareholder Demand Letter

As previously disclosed in our Form 8-K filed on October 15, 2015, on October 5, 2015, our Board of Directors received a demand letter from a law firm on behalf of a purported shareholder of the Company alleging that the grant of 120,000 RSAs pursuant to our November 18, 2014 employment agreement with our CEO exceeded the limits set forth in the Plan. In response to the demand letter, our Board of Directors formed a special committee to investigate the allegations and take corrective action should any be necessary. As more fully described in our Form 8-K filed on October 15, 2015, we also took actions to, among other things, amend the employment agreement to rescind the grant of 120,000 RSAs to our CEO (see Note 18 – Subsequent Events).

Assessments of claims exposures are difficult because they involve inherently unpredictable factors, particularly for matters such as this which are at a very early stage of proceeding. As a result, we are currently unable to estimate any reasonably possible losses which may result from this matter, but our management is currently of the opinion that it will not have a material effect on our business, consolidated financial position, results of operations or cash flows.

18.	Subsequent Events

On October 15, 2015, the Company entered into an amendment (the “Amendment”) to its initial employment agreement with its president and CEO dated November 18, 2014. Pursuant to the terms of the Amendment, the Company and its CEO agreed to rescind the 120,000 RSAs initially granted under the Plan to its CEO pursuant to the terms of the initial employment agreement. This rescission was effective as of the date the RSAs were initially granted.

In connection with the execution of the Amendment, on October 15, 2015, the Company awarded its CEO a cash bonus of $332 and granted him 45,000 RSAs under the Plan that will vest in equal installments over three years on each anniversary of the grant date, provided that the CEO remains employed by the Company on each such date.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

As part of the Amendment, the Company also committed that, subject to approval both by the Board and by the Compensation Committee of the Board, in January 2016 the Company will grant its CEO 15,000 RSAs under the Plan that will vest in substantially equal installments over three years on each anniversary of the grant date and 40,000 RSAs under the Plan that will vest on the third anniversary of the grant date, in each case provided that the CEO remains employed by the Company on each such date.

We have evaluated subsequent events through the date these financial statements were issued and determined that there were no other material subsequent events that require recognition or additional disclosure in our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto which appear elsewhere herein. Except for the historical financial information, many of the matters discussed in this Item 2 may be considered “forward-looking” statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below entitled “Cautionary Note Regarding Forward-Looking Statements,” elsewhere herein and in other filings made with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended June 30, 2015.

References herein to “Concurrent,” the “Company,” “we,” “our” or “us” refer to Concurrent Computer Corporation and its subsidiaries unless the context specifically indicates otherwise.

References to our Form 10-K made throughout this document refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 as filed with the SEC on August 26, 2015

Overview

We provide software, hardware and professional services for the content delivery market and the high performance, real-time market. Our business is comprised of two segments for financial reporting purposes, products and services, which we provide for each of these markets.

Our content delivery solutions consist of software, hardware and services for intelligently streaming video content to a variety of consumer devices and storing and managing content in the network. Our streaming video and storage products and services are deployed by service providers to support consumer-facing video services including live broadcast video, video-on-demand and time-shifted video applications such as cloud-based digital video recording. In September 2015, we sold our multi-screen video analytics product line for collecting and analyzing data related to content delivery applications.

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

Results of Operations for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The following table sets forth summarized consolidated financial information for the three months ended September 30, 2015 and 2014, as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Three Months Ended September 30,		$	%
	2015	2014	Change	Change

Product revenue	$8,494	$12,478	$(3,984)	(31.9)%
Service revenue	4,857	5,062	(205)	(4.0)%
Total revenue	13,351	17,540	(4,189)	(23.9)%

Product cost of sales	3,453	5,540	(2,087)	(37.7)%
Service cost of sales	2,041	2,302	(261)	(11.3)%
Total cost of sales	5,494	7,842	(2,348)	(29.9)%

Product gross margin	5,041	6,938	(1,897)	(27.3)%
Service gross margin	2,816	2,760	56	2.0%
Total gross margin	7,857	9,698	(1,841)	(19.0)%

Operating expenses:
Sales and marketing	3,394	3,966	(572)	(14.4)%
Research and development	3,837	3,268	569	17.4%
General and administrative	1,778	1,954	(176)	(9.0)%
Gain on sale of product line, net	(4,116)	-	(4,116)	NM (1)
Gain on sale of intangible assets, net	-	(339)	339	(100.0)%
Total operating expenses	4,893	8,849	(3,956)	(44.7)%
Operating income	2,964	849	2,115	249.1%

Interest income, net	3	3	-	0.0%
Other income (expense), net	123	(288)	411	(142.7)%
Income before income taxes	3,090	564	2,526	447.9%
Provision (benefit) for income taxes	(117)	177	(294)	(166.1)%
Net income	$3,207	$387	$2,820	728.7%

(1) NM denotes percentage is not meaningful

Product Revenue. Total product revenue for three months ended September 30, 2015 was $8.5 million, a decrease of $4.0 million, or 31.9%, from $12.5 million for three months ended September 30, 2014. The decrease in product revenue resulted from a $2.1 million, or 35.4%, decrease in content delivery product revenue for three months ended September 30, 2015 compared to the prior year. The period-over-period decline in content delivery product revenue resulted from the following:

•	North American content delivery product revenue decreased by $0.4 million, or 10.9%. Current period North American video system sales were more evenly spread among numerous customers; however, we experienced lower overall purchasing volume from our domestic content delivery customers in the current period, especially two of our larger North American customers, as we continue to see consolidation in the cable and telecommunications industries.
•	European content delivery product revenue decreased by $1.7 million, or 76.8%. European content delivery product revenue fluctuates from period to period primarily due to the product upgrade and expansion patterns of our customers. In the prior year period, we delivered our network DVR technology as part of an existing European customer’s expansion of its existing system.

Fluctuation in content delivery product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue. Our content delivery product revenue is also subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate.

The decrease in product revenue also resulted from a $1.8 million, or 28.6%, decrease in real-time product revenue for three months ended September 30, 2015 compared to the prior year. The period-over-period decline in real-time product revenue resulted primarily from the following:

•	North American real-time product revenue decreased $1.9 million due to the one-time sale of a custom simulator system to one of our U.S. defense department affiliated customers during the three months ended September 30, 2014.

Revenue from defense contractors and the government tend to vary by quarter and year, and are dependent upon government initiatives and funding availability.

Service Revenue. Total service revenue for three months ended September 30, 2015 was $4.9 million, a decrease of $0.2 million, or 4.0%, from $5.1 million for three months ended September 30, 2014. This decrease was primarily due to a $0.3 million, or 11.4%, decrease in content delivery service revenue. The remainder of fiscal year 2016 will continue to show lower service revenues due to the sale of our multi-screen video analytics product line in early September 2015.

Product Gross Margin. Product gross margin was $5.0 million for three months ended September 30, 2015, a decrease of $1.9 million, or 27.3%, from $6.9 million for three months ended September 30, 2014. Product gross margin as a percentage of product revenue improved to 59.3% for three months ended September 30, 2015 from 55.6% for three months ended September 30, 2014 primarily due to (1) a favorable product mix and (2) a lower than average gross margin recognized on the real-time one-time sale to one of our U.S. defense department customers in the prior year period, as noted above. Product gross margin decreased in terms of dollars during three months ended September 30, 2015, compared to the same period in the prior year, due to the lower volume of our product sales to both content delivery and real-time customers.

Service Gross Margin. Service gross margin was $2.8 million for each of three months ended September 30, 2015 and 2014. Gross margin on service revenue increased to 58.0% of service revenue for three months ended September 30, 2015 from 54.5% of service revenue for three months ended September 30, 2014. The increase in service margin as a percentage of service revenue was primarily due the elimination of fixed costs used to support our service organization. Additionally, the $0.3 million decrease in service cost of sales primarily resulted from (1) a $0.2 million decrease in customer service personnel costs due to lower headcount primarily in the U.S as a result of the sale of our multi-screen video analytics product line in early September 2015 as well as lower service personnel costs in Europe as a result of lower headcount and (2) a $0.1 million decrease due to lower travel costs, partially offset by (3) $0.1 million in severance costs related to customer support personnel that were terminated in the three months ended September 30, 2015.

Sales and Marketing. Sales and marketing expenses decreased approximately $0.6 million, or 14.4%, to $3.4 million for three months ended September 30, 2015 from $4.0 million for three months ended September 30, 2014. This period-over-period decrease primarily resulted from (1) a $0.4 million decrease in sales commissions due to lower sales in the three months ended September 30, 2015, (2) a $0.1 million decrease due to the favorable effect of foreign currency rate changes primarily in Japan and (3) a $0.1 million decrease in recruiting fees compared to the prior year period.

Research and Development. Research and development expenses increased approximately $0.6 million, or 17.4%, to $3.9 million for three months ended September 30, 2015, from $3.3 million for three months ended September 30, 2014. This increase was primarily due to a $0.6 million increase in personnel costs during three months ended September 30, 2015 resulting from an increase in development personnel to support our product and strategic growth initiatives.

General and Administrative. General and administrative expenses decreased approximately $0.2 million, or 9.0%, to $1.8 million for three months ended September 30, 2015 from $2.0 million for three months ended September 30, 2014. This decrease was primarily due $0.2 million in chief executive officer transition costs incurred during three months ended September 30, 2014.

Gain on Sale of Product Line, net. During three months ended September 30, 2015, we sold the customer contracts and intellectual property related to our multi-screen video analytics product line for $3.5 million. The recorded net gain of $4.1 million included (1) customer contracts and intellectual property with a net book value of $0.2 million, (2) related assets and liabilities not sold or transferred in the transaction of $1.0 million (net liability, consisting primarily of unearned deferred revenue) and (3) legal, accounting and other expenses of $0.2 million that would not have been incurred otherwise.

Gain on Sale of Intangible Assets, net. During three months ended September 30, 2014, we sold a block of IPv4 addresses to a single buyer for cash. This block of non-strategic IPv4 addresses, which was recorded at a $0 book value, had not been a material part of our ongoing operations. The $0.3 million gain on the sale of this IPv4 address is net of broker fees incurred to consummate the transaction.

Other Income (Expense), net. During three months ended September 30, 2015, we recognized approximately $0.1 million of realized currency translation gains compared to $0.3 million of realized currency translation losses in three months ended September 30, 2014. These gains and losses result from the impact of the changes in value of both the British pound, euro and Japanese yen, relative to the U.S. dollar, on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our European and Japanese subsidiaries for which the British pound, euro and yen are the functional currencies.

Provision (Benefit) for Income Taxes. We recorded a $0.1 million income tax benefit for three months ended September 30, 2015 compared to $0.2 million income tax expense for three months ended September 30, 2014. Our tax benefit recorded during three months ended September 30, 2015 was primarily attributable to an income tax benefit in the U.S. partially offset by an income tax provisions on profitable operations in Japan. The U.S tax expense is lower than the prior year primarily due to the release of valuation allowance attributable to the tax impact of the gain on sale of our multi-screen video analytics product line. The international tax expense is higher as compared to the prior year, primarily due to higher Japanese pretax book income for the three months ended September 30, 2015 as compared to the same period for the prior year.

Our tax provision recorded in the prior year was primarily attributable to taxable income earned in the U.S. The prior year U.S. tax provision is comprised primarily of non-cash deferred income tax expense, as we will be able to utilize net operating losses to offset nearly all cash taxes.

In jurisdictions other than the U.S., U.K. and Japan, we either generate net operating losses or occasionally utilize some of the net operating loss carryforward amounts. However, because of the cumulative accounting losses in those jurisdictions, we maintain a full valuation allowance on those losses. This results in no net income tax provision impact in those jurisdictions as of September 30, 2015.

Net Income. Our net income for three months ended September 30, 2015 was $3.2 million, or $0.35 of income per basic and diluted share, compared to net income for three months ended September 30, 2014 of $0.4 million, or $0.04 per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, product and service costs, operating results and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

•	our reliance on a small customer base, typically represented by a small number of large, concentrated orders (the largest three customers accounted for 38% and 35% of total revenue for the three months ended September 30, 2015 and 2014, respectively);

•	our content delivery product revenue is subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate;

•	the rate of growth or decline or change in market, if any, of content delivery market expansions and the pace that video service companies implement, upgrade or replace content delivery technology;

•	the impact of the global economic conditions on our business and our customers, including European Union austerity measures;

•	our ability to renew maintenance and support service agreements with customers and retain existing customers;

•	the impact of U.S. Government sequestration on our business and our customers;

•	the rate of growth or decline, if any, of deployment of our real-time products;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	our future access to capital;

•	our ability to manage expenses consistent with the rate of growth or decline in our markets;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product and service sales;

•	timing of product shipments, which typically occur during the last month of the quarter;

•	the impact of delays of product acceptance from our customers;

•	the percentage of sales derived from outside the U.S. where there are generally longer accounts receivable collection cycles;

•	the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital;

•	the rate of growth or decline, if any, of sales to the government and government related entities; and

•	the use of cash to pay quarterly and special dividends.

Uses and Sources of Cash

We used $2.1 million and $0.6 million of cash from operating activities during the three months ended September 30, 2015 and 2014, respectively. Operating cash outflows during the three months ended September 30, 2015 were primarily attributable to the timing of payments made against our accounts payable subsequent to our last fiscal year end to settle that quarter’s inventory purchase obligations. Operating cash flows during the three months ended September 30, 2014 were primarily attributable to the timing of accounts receivable collection during the period, as that quarter’s sales were higher.

We invested $0.4 million and $0.3 million in property and equipment during the three months ended September 30, 2015 and 2014, respectively. Capital additions during each of these periods were primarily related to: (1) development and test equipment for our development group, (2) demonstration systems used by our sales and marketing group and (3) facilities improvements. We expect capital additions to increase during the remainder of our fiscal year.

During the three months ended September 30, 2015, we sold the customer contracts and intellectual property related to our multi-screen video analytics product line for $3.5 million. Cash proceeds from the transaction consisted of $2.8 million paid immediately after closing. The balance of the sales price is payable in cash by June 30, 2016 less any portion used to make indemnification payments in connection with the sale.

During the three months ended September 30, 2014, we sold a block of IPv4 addresses to a single buyer for cash. This block of non-strategic IPv4 addresses, which was recorded at $0 book value, had not been a material part of our ongoing operations. The proceeds of $0.3 million on the sale of these IPv4 addresses are net of broker fees incurred to consummate the transaction.

We paid a quarterly cash dividend of $0.12 per share, during each of three months ended September 30, 2015 and 2014. We intend to pay a regular quarterly cash dividend on our common shares subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant. We believe that a portion of our dividends may be treated as a return of capital to stockholders, rather than dividend income, as we believe dividend payments may exceed our cumulative earnings and profits.

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

At September 30, 2015, we had working capital (current assets less current liabilities) of $27.8 million including cash and cash equivalents of $24.5 million. At June 30, 2015, we had working capital of $26.5 million, including cash and cash equivalents of $25.5 million. At September 30, 2015, we had no material commitments for capital expenditures.

As of September 30, 2015, approximately $1.9 million, or 7.8% of our cash is in foreign accounts and there is no expectation that any foreign cash would need to be transferred from these foreign accounts to cover operations in the next 12 months. Based upon our existing cash balances and short-term investments, historical cash usage, and anticipated operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital, dividend payments and capital expenditure requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products and certain other matters. In evaluating estimated losses on these indemnifications, we consider factors such as the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of loss. These obligations did not have a material impact on our financial statements during the periods presented. See Note 17 – Commitments and Contingencies to the condensed consolidated financial statements for the additional disclosures regarding indemnification.

Critical Accounting Policies and Estimates

The SEC defines “critical accounting estimates” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies and estimates are disclosed under the section “Application of Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. Our critical accounting estimates have not changed in any material respect during the three months ended September 30, 2015.

Recent Accounting Guidance

See Note 3 – Recent Accounting Guidance to our accompanying condensed consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and the expected effects on our consolidated results of operations and financial condition.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this quarterly report may constitute “forward-looking statements” within the meaning of the federal securities laws. When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, market share, new market growth, payment of dividends, ability to utilize our net deferred tax assets and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of our forward-looking statements in this report include, but are not limited to” the impact of our content delivery strategy on our business; the impact of our tax valuation allowance release on future income tax provisions and income taxes paid; expected level of capital additions; our expected cash position; the impact of interest rate changes and fluctuation in currency exchange rates; our sufficiency of cash; the impact of litigation and the payment of dividends. These statements are based on beliefs and assumptions of our management, which are based on currently available information. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: the potential consolidation of the markets that we serve; U.S. Government sequestration; European austerity measures; delays or cancellations of customer orders; non-renewal of maintenance and support service agreements with customers; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; margins of the content delivery business to capture new business; fluctuations and timing of large content delivery orders; doing business in the People’s Republic of China; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products; the impact of reductions in force on our operations; rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes and currency fluctuations; the impact of competition on the pricing of content delivery products; failure to effectively service the installed base; the entry of new, well-capitalized competitors into our markets; the success of new content delivery; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macroeconomic environment; continuing unevenness of the global economic recovery; privacy concerns over data collection; our ability to utilize net operating losses to offset cash taxes in the event of an ownership change as defined by the Internal Revenue Service; earthquakes, tsunamis, floods and other natural disasters in areas in which our customers and suppliers operate; and the availability of debt or equity financing to support our liquidity needs.

Other important risk factors are discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Our forward-looking statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (Section 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company” as defined by Rule 229.10(f)(1).

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

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

We conducted an evaluation as of September 30, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In connection with our evaluation of the immaterial errors in our consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows as of and for the year ended June 30, 2015 discussed in Note 2 to our condensed consolidated financial statements included herein, management concluded that because of the material weakness identified in our internal control over financial reporting discussed below, our disclosures controls and procedures were not effective as of September 30, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in internal control over financial reporting during the first quarter of our fiscal year relating to the grant of 120,000 restricted stock awards to our president and chief executive officer upon his commencement of employment in November 2014. Because the grant was determined to be non-compliant under the terms of the 2011 Stock Incentive Plan under which it was granted, in October 2015, the grant was retroactively rescinded as of the date it was granted. As a result, we determined that a material weakness existed in the operation of its internal controls over financial reporting, specifically involving those controls relating to the identification of applicable limitations on equity awards issued under our stock incentive plans. A material weakness was determined to be present due to the following factors: (1) the error was identified in connection with issues raised in a third-party demand letter and (2) had the error not been identified, the potential for a material error at a point in the future was a reasonable possibility. Management has concluded that our controls were not properly operating related to the preparation and review of our consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows as of and for the year ended June 30, 2015, including interim periods within that year.

Notwithstanding the material weakness identified, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our consolidated financial condition, results of operations and cash flows as of and for the periods presented.

Remediation of Identified Material Weakness

In response to the material weakness described above, we are currently exploring remediation actions.

Changes in Internal Control

Except for the material weakness in regards to the restricted stock grant for which we are currently exploring remediation actions, there were no changes to our internal controls over financial reporting during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are not presently involved in any material litigation. However, we are, from time to time, party to various routine legal proceedings arising out of our business. See Note 17 – Commitments and Contingencies to our condensed consolidated financial statements for additional information about legal proceedings.

Item 1A. Risk Factors

Additional risk factors are discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. There have been no material changes to our risk factors as previously disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description of Document

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.1	Amendment to Employment Agreement dated October 15, 2015 between Concurrent Computer Corporation and Derek Elder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2015 (no. 001-13150)).

11.1*	Statement Regarding Computation of Per Share Earnings

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

*	Required earnings per share data is provided in the Notes to the condensed consolidated financial statements in this report.
**	Included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2015	CONCURRENT COMPUTER CORPORATION

By:	/s/ Emory O. Berry
Emory O. Berry
Chief Financial Officer and Executive Vice President of Operations
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description of Document

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.1	Amendment to Employment Agreement dated October 15, 2015 between Concurrent Computer Corporation and Derek Elder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2015 (no. 001-13150)).

11.1*	Statement Regarding Computation of Per Share Earnings

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

*	Required earnings per share data is provided in the Notes to the condensed consolidated financial statements in this report.
**	Included herewith.

