Form 10-Q
period 2015-12-31
CONCURRENT COMPUTER CORP/DE
filed 2016-02-09
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

Yes  ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒       No  ☐

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of February 5, 2016 was 9,206,843.

Concurrent Computer Corporation

Form 10-Q

For the Three and Six Months Ended December 31, 2015

Part I - Financial Information

Item 1.  Condensed Consolidated Financial Statements

Concurrent Computer Corporation

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 31, 2015	June 30, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,288	$25,451
Accounts receivable, net of allowance for doubtful accounts of $48 and $18 at December 31, 2015 and June 30, 2015, respectively	11,961	10,174
Inventories	3,201	3,428
Deferred income taxes - current, net	1,117	1,422
Prepaid expenses and other current assets	2,143	738
Total current assets	39,710	41,213

Property and equipment, net	2,740	2,448
Deferred income taxes, net	13,354	12,618
Other long-term assets, net	1,296	1,501
Total assets	$57,100	$57,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,681	$6,320
Deferred revenue	6,496	8,362
Total current liabilities	13,177	14,682

Long-term liabilities:
Deferred revenue	1,469	1,658
Pension liability	3,164	3,189
Other long-term liabilities	1,762	1,694
Total liabilities	19,572	21,223

Commitments and contingencies (Note 17)

Stockholders' equity:
Shares of series preferred stock, par value $.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $.01; 14,000,000 authorized; 9,206,593 and 9,136,793 issued and outstanding at December 31, 2015 and June 30, 2015, respectively	92	91
Capital in excess of par value	210,588	210,207
Accumulated deficit	(172,928)	(173,595)
Treasury stock, at cost; 37,788 shares	(255)	(255)
Accumulated other comprehensive income	31	109
Total stockholders' equity	37,528	36,557
Total liabilities and stockholders' equity	$57,100	$57,780

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation

Condensed Consolidated STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenues:
Product	$9,974	$11,076	$18,468	$23,554
Service	4,925	4,920	9,782	9,982
Total revenues	14,899	15,996	28,250	33,536

Cost of sales:
Product	3,541	4,779	6,994	10,319
Service	1,982	2,410	4,023	4,712
Total cost of sales	5,523	7,189	11,017	15,031
Gross margin	9,376	8,807	17,233	18,505

Operating expenses:
Sales and marketing	3,797	3,513	7,191	7,479
Research and development	3,762	3,412	7,599	6,680
General and administrative	2,175	2,445	3,953	4,399
Gain on sale of product line, net	-	-	(4,116)	-
Gain on sale of intangible assets, net	-	-	-	(339)
Total operating expenses	9,734	9,370	14,627	18,219
Operating income (loss)	(358)	(563)	2,606	286

Interest income	6	2	9	6
Interest expense	-	-	-	(1)
Other income (expense), net	24	(88)	147	(376)
Income (loss) before income taxes	(328)	(649)	2,762	(85)
Provision (benefit) for income taxes	(45)	(106)	(162)	71
Net income (loss)	$(283)	$(543)	$2,924	$(156)
Net income (loss) per share
Basic	$(0.03)	$(0.06)	$0.32	$(0.02)
Diluted	$(0.03)	$(0.06)	$0.32	$(0.02)
Weighted average shares outstanding - basic	9,161,407	9,087,962	9,137,149	9,038,857
Weighted average shares outstanding - diluted	9,161,407	9,087,962	9,201,099	9,038,857

Cash dividends declared per common share	$0.12	$0.12	$0.24	$0.24

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation

Condensed Consolidated STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Net income (loss)	$(283)	$(543)	$2,924	$(156)

Other comprehensive income (loss):
Foreign currency translation adjustment	(29)	(110)	(123)	101
Pension and post-retirement benefits, net of tax	48	10	45	20
Other comprehensive income (loss)	19	(100)	(78)	121

Comprehensive income (loss)	$(264)	$(643)	$2,846	$(35)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONCURRENT COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the six month period ended December 31, 2015

(Amounts in thousands, except share data)

					Accumulated
	Common Stock		Capital In		Other
		Par	Excess Of	Accumulated	Comprehensive	Treasury Stock
	Shares	Value	Par Value	Deficit	Income (Loss)	Shares	Cost	Total

Balance at June 30, 2015	9,136,793	$91	$210,207	$(173,595)	$109	(37,788)	$(255)	$36,557
Dividends declared				(2,303)				(2,303)
Dividends forfeited with restricted stock forfeitures				46				46
Share-based compensation expense			382					382
Lapse of restriction on restricted stock	69,800	1	(1)					-
Other comprehensive income (loss), net of taxes:
Net income				2,924				2,924
Foreign currency translation adjustment					(123)			(123)
Pension plan					45			45
Total comprehensive income								2,846
Balance at December 31, 2015	9,206,593	$92	$210,588	$(172,928)	$31	(37,788)	$(255)	$37,528

The accompanying notes are an integral part of the condensed consolidated financial statements

Concurrent Computer Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Six Months Ended December 31,
	2015	2014

Cash flows provided by (used in) operating activities:
Net income (loss)	$2,924	$(156)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	861	859
Share-based compensation	382	366
Deferred income taxes, net	(422)	(70)
Provision for excess and obsolete inventories	87	223
Provision for bad debts	30	-
Foreign currency exchange (gains) losses	(135)	426
Gain on sale of product line, net	(4,116)	-
Gain on sale of intangible assets, net	-	(339)
Decrease (increase) in assets:
Accounts receivable	(1,838)	(569)
Inventories	245	753
Prepaid expenses and other current assets	(749)	(181)
Other long-term assets	(78)	(241)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	44	(1,691)
Deferred revenue	(930)	626
Pension and other long-term liabilities	100	60
Net cash provided by (used in) operating activities	(3,595)	66

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(1,011)	(781)
Purchase of domain name	(35)	-
Proceeds from sale of product line	2,750	-
Proceeds from sale of intangible assets	-	339
Net cash provided (used in) by investing activities	1,704	(442)

Cash flows used in financing activities:
Dividends paid	(2,264)	(2,312)
Net cash used in financing activities	(2,264)	(2,312)

Effect of exchange rates on cash and cash equivalents	(8)	(265)

Decrease in cash and cash equivalents	(4,163)	(2,953)
Cash and cash equivalents - beginning of period	25,451	28,074
Cash and cash equivalents - end of period	$21,288	$25,121

Cash paid during the period for:
Interest	$1	$5
Income taxes (net of refunds)	$300	$395

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair presentation have been included. The year-end condensed consolidated balance sheet data as of June 30, 2015 was derived from audited consolidated financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the six months ended December 31, 2015 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the SEC on August 26, 2015.

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

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

2.	Immaterial Restatement of Previously Issued Financial Statements and Reclassification

Subsequent to the issuance of our fiscal year 2015 consolidated financial statements, we identified an error relating to the grant of 120,000 restricted stock awards (“RSAs”) to our president and chief executive officer (“CEO”) upon his commencement of employment in November 2014 (see Note 17 – Commitments and Contingencies – Shareholder Demand Letter). Because the grant was determined to be non-compliant under the terms of the 2011 Stock Incentive Plan (the “Plan”) under which it was granted, in October 2015, the grant was retroactively rescinded. As a result of this error, stock compensation expense was overstated by $249 ($156 net of the related income tax effect of $93) and $44 of related accrued dividends were overstated for the year ended June 30, 2015. The accompanying condensed consolidated balance sheet as of June 30, 2015 has been corrected for the effect of this error. Additionally, since the grant occurred in the second quarter of the year ended June 30, 2015, the effects of this error correction on the interim periods commencing with the three months ended December 31, 2014 are reflected below. We have evaluated the effects of this misstatement for the year ended June 30, 2015, and the previously presented interim periods, and concluded that these periods are not materially misstated.

The impact of this misstatement on our previously issued condensed consolidated balance sheet as of June 30, 2015 is presented below:

	Consolidated Balance Sheet as of June 30, 2015
	As Previously Reported	Adjustments	As Restated

Deferred income taxes, net	$12,711	$(93)	$12,618
Total assets	$57,873	$(93)	$57,780

Accounts payable and accrued expenses	$6,342	$(22)	$6,320
Total current liabilities	$14,704	$(22)	$14,682
Other long-term liabilities	$1,716	$(22)	$1,694
Total liabilities	$21,267	$(44)	$21,223

Capital in excess of par value	$210,456	$(249)	$210,207
Accumulated deficit	$(173,795)	$200	$(173,595)
Total stockholders' equity	$36,606	$(49)	$36,557
Total liabilities and stockholders' equity	$57,873	$(93)	$57,780

The impacts of this misstatement on our previously issued unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2014 are presented below:

	Consolidated Statement of Operations for the Three Months Ended December 31, 2014
	As Previously Reported	Adjustments	As Restated

General and administrative	$2,490	$(45)	$2,445
Total operating expenses	$9,415	$(45)	$9,370
Operating income (loss)	$(608)	$45	$(563)
Income (loss) before income taxes	$(694)	$45	$(649)
Provision (benefit) for income taxes	$(123)	$17	$(106)
Net income (loss)	$(571)	$28	$(543)

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

	Consolidated Statement of Operations for the Six Months Ended December 31, 2014
	As Previously Reported	Adjustments	As Restated

General and administrative	$4,444	$(45)	$4,399
Total operating expenses	$18,264	$(45)	$18,219
Operating income (loss)	$241	$45	$286
Income (loss) before income taxes	$(130)	$45	$(85)
Provision (benefit) for income taxes	$54	$17	$71
Net income (loss)	$(184)	$28	$(156)

The impacts of this misstatement on our previously issued unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended December 31, 2014 are presented below:

	Consolidated Statement of Comprehensive Income (Loss) for the Three Months Ended December 31, 2014
	As Previously Reported	Adjustments	As Restated

Net income (loss)	$(571)	$28	$(543)
Comprehensive income (loss)	$(671)	$28	$(643)

	Consolidated Statements of Comprehensive Income (Loss) for the Six Months Ended December 31, 2014
	As Previously Reported	Adjustments	As Restated

Net income (loss)	$(184)	$28	$(156)
Comprehensive income (loss)	$(63)	$28	$(35)

The impact of this misstatement on our previously issued unaudited condensed consolidated statement of cash flows for the six months ended December 31, 2014 is presented below:

	Consolidated Statement of Cash Flows for the Six Months Ended December 31, 2014
	As Previously Reported	Adjustments	As Restated

Net income (loss)	$(184)	$28	$(156)
Share-based compensation	$411	$(45)	$366
Deferred income taxes, net	$(87)	$17	$(70)
Net cash provided by (used in) operating activities	$66	$-	$66

The accompanying notes to the condensed consolidated financial statements have been corrected to give effect to the above items.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Reclassification

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. Specifically, we have reclassified our intangible assets, net with balances of $137 and $323 into other long-term assets, net in our consolidated balance sheets as of December 31, 2015 and June 30, 2015, respectively. Intangible assets at December 31, 2015 includes an internet domain name (www.concurrent.com) acquired during the six months ended December 31, 2015 for $35. The domain name is considered an indefinite-lived intangible asset and is not amortizable.

Additionally, amortization expense related to finite-lived intangible assets was $39 and $91 for the six months ended December 31, 2015 and 2014, respectively.

3.	Recent Accounting Guidance

Recently Adopted Accounting Guidance

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 was effective for us beginning July 1, 2015 and was considered in regards to the sale of our multi-screen video analytics product line in September 2015 (see Note 6 – Sale of Product Line).

Recent Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under ASU 2014-09, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date and deferred the original effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for us beginning July 1, 2018. Early adoption is not permitted. We anticipate that ASU 2014-09 may have a material impact, and we are currently evaluating the impact this standard will have on our consolidated financial statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 was issued by the FASB as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments of ASU 2015-17. ASU 2015-17 applies to all entities that have a classified statement of financial position and is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption as of the beginning of an interim or annual reporting period is permitted. We do not expect ASU 2015-17 to have a material impact on our consolidated financial statements or disclosures.

4.	Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Common share equivalents of 187,332 and 142,601 for the three months ended December 31, 2015 and 2014, respectively, were excluded from the calculation as their effect was anti-dilutive. Common share equivalents of 123,733 and 193,151 for the six months ended December 31, 2015 and 2014, respectively, were excluded from the calculation as their effect was anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Basic and diluted EPS calculation:
Net income (loss)	$(283)	$(543)	$2,924	$(156)

Basic weighted average number of shares outstanding	9,161,407	9,087,962	9,137,149	9,038,857
Effect of dilutive securities:
Employee stock options	-	-	-	-
Restricted shares	-	-	63,950	-
Diluted weighted average number of shares outstanding	9,161,407	9,087,962	9,201,099	9,038,857

Basic EPS	$(0.03)	$(0.06)	$0.32	$(0.02)

Diluted EPS	$(0.03)	$(0.06)	$0.32	$(0.02)

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

5.	Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be either recorded or disclosed at fair value, we consider the most advantageous market in which it would transact and assumptions that market participants would use when pricing the asset of liability.

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

Our financial assets that are measured at fair value on a recurring basis as of December 31, 2015 are as follows:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$11,241	$11,241	$-	$-
Money market funds	10,047	10,047	-	-
Cash and cash equivalents	$21,288	$21,288	$-	$-

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2015 are as follows:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$15,406	$15,406	$-	$-
Money market funds	10,045	10,045	-	-
Cash and cash equivalents	$25,451	$25,451	$-	$-

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

6.	Sale of Product Line

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

The customer contracts and intellectual property sold had a net book value of $188 (which was included in intangible assets, net in our consolidated balance sheet). As a result of the sale, we also included $1,016 (net liability, consisting primarily of unearned deferred revenue) of related assets and liabilities not sold or transferred in the transaction in the calculation of the recorded gain. Additionally, we incurred $212 in legal, accounting and other expenses that would not have been incurred otherwise. As a result, we recorded a net gain of $4,116 in our condensed consolidated statement of operations for the six months ended December 31, 2015.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015		2014

Operating profit (loss) related to multi-screen video analytics product line	$-	$100	$178	[1]	$(91)

1Through date of sale on September 9, 2015

7.	Income Taxes

Components of Provision (Benefit) for Income Taxes

The domestic and foreign components of income (loss) before the provision (benefit) for income taxes are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

United States	$(431)	$(714)	$2,323	$(347)
Foreign	103	65	439	262
Income (loss) before income taxes	$(328)	$(649)	$2,762	$(85)

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

We recorded an income tax benefit for our domestic and foreign subsidiaries of $45 and income tax benefit of $106 during the three months ended December 31, 2015 and 2014, respectively, and an income tax benefit of $162 and income tax expense of $71 during the six months ended December 31, 2015 and 2014, respectively. The components of the provision (benefit) for income taxes are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

United States	$(159)	$(288)	$(410)	$(138)
Foreign	114	182	248	209
Provision (benefit) for income taxes	$(45)	$(106)	$(162)	$71

For the three months ended December 31, 2015, the domestic tax benefit is lower than the prior year primarily due to (1) higher pretax book income in the U.S. offset by (2) a lower annual estimated tax rate on domestic operations in the current fiscal year compared to the prior year. The foreign tax expense is lower than the prior year primarily due to (1) lower pretax book income in Japan and the U.K and (2) a reduction in the statutory tax rate in Japan.

For the six months ended December 31, 2015, the domestic tax benefit is higher than the prior year primarily due to (1) the release of valuation allowance attributable to the tax impact of the gain on sale of our multi-screen video analytics product line and (2) a lower annual estimated tax rate on domestic operations in the current fiscal year compared to the prior year. Any other domestic differences are due to differences in projected pretax book income and permanent book/tax differences between the two periods. The foreign tax expense is higher than the prior year primarily due to (1) higher pretax book income in Japan offset by (2) a reduction in the statutory tax rate in Japan and (3) lower pretax book income in the U.K.

Net Operating Losses

As of June 30, 2015, we had U.S. federal net operating loss carryforwards of approximately $92,826 for income tax purposes, of which none expire in fiscal year 2016, and the remainder expire at various dates through 2034. We recently completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code of 1986 (the “Code”) on our ability to utilize these net operating losses. The study concluded that we have not had an ownership change for the period from July 22, 1993 to December 31, 2015. If we experience an ownership change as defined in Section 382 of the Code, our ability to use these NOLs will be substantially limited, which could therefore significantly impair the value of that asset. The current three-year cumulative ownership change as of December 31, 2015 increased to 36.0% from 29.7% at June 30, 2015.

As of June 30, 2015, we have state NOLs of $52,310 and foreign NOLs of $28,153. The state NOLs expire between fiscal year 2015 and fiscal year 2035. The foreign NOLs expire according to the rules of each country. Currently, all jurisdictions in which the Company has foreign NOLs are not subject to expiration due to indefinite carryforward periods.

Valuation Allowance

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance, we consider our historical and future projected operations along with other positive and negative evidence in assessing if sufficient future taxable income will be generated to use the existing deferred tax assets. The following summarizes our conclusions on the need for a valuation allowance in each jurisdiction as of December 31, 2015:

U.S. - For the six months ended December 31, 2015, we sold the assets associated with our multi-screen video analytics product line, generating a gain of $4,116. This realized gain will now allow us to utilize an additional amount of valuation allowance that we were unable to consider in our estimate of future earnings at the end of fiscal year 2015. We recognized a release of $1,355 of the valuation allowance on federal and state NOLs that will be used to offset this gain. Other than this discrete item in fiscal year 2016, we do not believe that there has been a significant change in our business in the U.S. that would require a reassessment of our conclusion at the end of fiscal year 2015 with regard to the valuation allowance. We will continue to evaluate our assumptions each quarter regarding the need for a valuation allowance and will make appropriate adjustments as necessary.

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

Unrecognized Tax Benefits

The Company has evaluated its unrecognized tax benefits and determined that there has not been a material change in the amount of such benefits for the six months ended December 31, 2015.

8.	Share-Based Compensation

As of December 31, 2015, we had share-based compensation plans which are described in Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2015. We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. As of December 31, 2015, we had 83,582 stock options outstanding and 469,452 restricted shares outstanding (after giving effect to the retroactive rescission of 120,000 RSAs previously granted to our CEO as described in Note 2 - Immaterial Restatement of Previously Issued Financial Statements and Reclassification). During the six months ended December 31, 2015, no stock options were granted or exercised; however, 8,097 stock options were cancelled. We recorded share-based compensation related to the issuance of restricted stock to employees and board members as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Share-based compensation expense included in the consolidated statement of operations:
Cost of sales	$7	$13	$8	$27
Sales and marketing	43	32	73	72
Research and development	48	23	78	51
General and administrative	117	72	223	216
Total	$215	$140	$382	$366

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

A summary of the activity of our time-based, service condition restricted shares during the six months ended December 31, 2015, is presented below:

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2015(1)	250,690	$6.62
Granted	299,500	4.78
Vested	(69,800)	6.55
Forfeited	(16,325)	6.48
Non-vested at December 31, 2015	464,065	$5.45

(1)Reflects the retroactive rescission of 120,000 restricted stock awards previously granted to the Company's president and CEO.

During the six months ended December 31, 2015, 20,500 previously granted performance-based restricted shares were forfeited due to a failure to meet performance goals associated with our fiscal year 2015 financial results. A summary of the activity of our performance-based restricted shares during the six months ended December 31, 2015, is presented below:

Performance Stock Awards	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2015	25,887	$5.84
Granted	-	-
Vested	-	-
Forfeited	(20,500)	6.93
Non-vested at December 31, 2015	5,387	$5.14

9.	Inventories

Inventories consist of the following:

	December 31, 2015	June 30, 2015

Raw materials	$907	$1,403
Work-in-process	135	271
Finished goods	2,159	1,754
	$3,201	$3,428

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

10.	Property and Equipment, net

Property and equipment consists of the following:

	December 31, 2015	June 30, 2015

Leasehold improvements	$2,679	$2,723
Machinery and equipment	14,246	14,075
	16,925	16,798
Less: Accumulated depreciation	(14,185)	(14,350)
	$2,740	$2,448

During the six months ended December 31, 2015, the Company wrote-off fully-depreciated property and equipment related to the sale of its multi-screen video analytics product line with an original cost of $260.

Depreciation expense for property and equipment was $427 and $393 for the three months ended December 31, 2015 and 2014, respectively, and $822 and $768 for the six months ended December 31, 2015 and 2014, respectively.

11.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2015	June 30, 2015

Accounts payable, trade	$3,592	$2,682
Accrued payroll, vacation and other employee expenses	2,031	2,332
Accrued income taxes	170	23
Dividend payable	64	71
Other accrued expenses	824	1,212
	$6,681	$6,320

12.	Pensions and Other Postretirement Benefits

Defined Contribution Plans

We maintain a retirement savings plan available to U.S. employees that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. We match 50% of the first 5% of the participants’ compensation invested by the employee in the 401(k) plan. We made matching contributions of $88 and $83 for the three months ended December 31, 2015 and 2014, respectively, and $212 and $220 for the six months ended December 31, 2015 and 2014, respectively.

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our U.K. based employees. The Stakeholder Plan provides for discretionary matching contributions of between 4% and 7% of the employee’s salary. We contributed $12 and $14 to the Stakeholder Plan for the three months ended December 31, 2015 and 2014, respectively, and $26 and $28 for the six months ended December 31, 2015 and 2014, respectively.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Defined Benefit Plans

The following table provides the components of net periodic pension cost of our German defined benefit pension plans recognized in earnings for the three and six months ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Net Periodic Benefit Cost
Interest cost	$24	$33	$48	$68
Expected return on plan assets	(5)	(15)	(11)	(31)
Recognized actuarial loss	12	10	25	21
Net periodic benefit cost	$31	$28	$62	$58

We contributed $4 and $5 to our German defined benefit pension plans for the three months ended December 31, 2015 and 2014, respectively, and $8 and $11 for the six months ended December 31, 2015 and 2014, respectively. We expect to make additional, similar, quarterly contributions during the remaining quarters of our fiscal year 2016.

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

A summary of our revenue by geographic area is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

United States	$8,125	$8,369	$16,730	$19,249
Canada	2,455	1,038	3,571	1,941
Total North America	10,580	9,407	20,301	21,190

Japan	2,038	3,402	4,135	5,265
Other Asia-Pacific	389	727	691	945
Total Asia-Pacific	2,427	4,129	4,826	6,210

Europe	1,889	2,457	3,114	6,130

South America	3	3	9	6
Total revenue	$14,899	$15,996	$28,250	$33,536

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

14.	Concentration of Risk

The following table summarizes revenues by significant customer where such revenue accounted for 10% or more of total revenues for any one of the indicated periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Customer A	14%	<10%	<10%	<10%
Customer B	13%	<10%	17%	<10%
Customer C	10%	<10%	<10%	11%
Customer D	<10%	13%	<10%	12%
Customer E	<10%	12%	<10%	<10%

We assess credit risk through ongoing credit evaluations of customers’ financial condition, and collateral is generally not required. The following summarizes accounts receivable by significant customers for whom accounts receivable were 10% or more of total accounts receivables for any one of the indicated periods:

	December 31,	June 30,
	2015	2015

Customer A	17%	<10%
Customer F	12%	<10%
Customer G	12%	<10%
Customer H	<10%	37%

There were no other customers representing 10% or more of our trade receivables at December 31, 2015 and June 30, 2015.

The following summarizes purchases from significant vendors where such purchases accounted for 10% or more of total purchases for any one of the indicated periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Vendor A	22%	18%	18%	17%
Vendor B	20%	18%	19%	19%
Vendor C	<10%	<10%	11%	<10%
Vendor D	<10%	14%	<10%	15%

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

15.	Dividends

During the six months ended December 31, 2015, our Board of Directors approved quarterly cash dividends as follows:

			Dividends Declared
Record Date	Payment Date	Type	Per Share	Total

September 15, 2015	September 29, 2015	Quarterly	$0.12	$1,146
December 15, 2015	December 29, 2015	Quarterly	$0.12	$1,157
				$2,303

As of December 31, 2015, we recorded $182 of dividends payable to holders of restricted common stock who held restricted shares at the time of the dividend record dates and still hold those restricted shares as of December 31, 2015. Such dividends will be paid when the restrictions on a holder’s restricted common shares lapse. This dividend payable is divided between current payable and non-current payable in the amounts of $64 and $118, respectively, based upon the expected vesting date of the underlying shares. These holders of restricted common stock will receive the dividend payments as long as they remain eligible at the vesting date of the shares. Dividends payable at December 31, 2015 reflect the rescission of 120,000 RSAs as described in Note 2 – Immaterial Restatement of Previously Issued Financial Statements and Reclassification. For the six months ended December 31, 2015, $46 of dividends payable were forfeited and returned to capital for restricted shares that were forfeited prior to meeting vesting requirements. Because the participants are not entitled to these dividends unless they complete the requisite service period for the shares to vest, they are not “participating dividends” as defined under ASC Topic 260-10, Earnings per Share.

16.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes, for the six months ended December 31, 2015:

	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at June 30, 2015	$(1,214)	$1,323	$109

Other comprehensive income (loss) before reclassifications	-	(123)	(123)
Amounts reclassified from accumulated other comprehensive income (loss)	45	-	45
Net current period other comprehensive income (loss)	45	(123)	(78)
Balance at December 31, 2015	$(1,169)	$1,200	$31

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

17.	Commitments and Contingencies

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

Asserting Party	Jurisdiction	Patents at Issue
Constellation Technologies, LLC	U.S. District Court Eastern District of Texas	U.S. Patent Nos. 6,128,649, 6,901,048, 7,154,879 and 6,845,389

Broadband iTV, Inc.	U.S. District Court District of Hawaii	U.S. Patent No. 7,361,336

Sprint Communications Company, L.P.	U.S. District Court Eastern District of Pennsylvania	U.S. Patent Nos. 6,754,907 and 6,757,907

FutureVision.com LLC	U.S. District Court Eastern District of Texas	U.S. Patent No. 5,877,755

We continue to review our potential obligations under our indemnification agreements with these customers and the indemnity obligations to these customers from other vendors that also provided systems and services to these customers. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, or environmental claims relating to the use of our products and services or resulting from our acts or omissions, our employees, authorized agents or subcontractors. We have not accrued any material liabilities related to such indemnifications in our financial statements and do not expect any other material costs as a result of such obligations. The maximum potential amount of future payments that we could be required to make is unlimited, and we are unable to estimate any possible loss or range of possible loss.

Severance Arrangements

Pursuant to the terms of the employment agreements with our executive officers and certain other employees, employment may be terminated by either the respective executive officer or us at any time. In the event the employee voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end. In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect. In the event our CEO resigns within three months of a change in control or the CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two, as well as incremental medical costs. Additionally, if terminated, our CEO and chief financial officer may be entitled to bonuses during the severance period. At December 31, 2015, the maximum contingent liability under these agreements is $1,930. Our employment agreements with certain of our employees contain certain offset provisions, as defined in their respective agreements.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Shareholder Demand Letter

As previously disclosed in our Form 8-K filed on October 15, 2015, on October 5, 2015, our Board of Directors received a demand letter from a law firm on behalf of a purported shareholder of the Company alleging that the grant of 120,000 RSAs pursuant to our November 18, 2014 employment agreement with our CEO exceeded the limits set forth in the Plan. In response to the demand letter, our Board of Directors formed a special committee to investigate the allegations and take corrective action should any be necessary. As more fully described in our Form 8-K filed on October 15, 2015, we also took actions to, among other things, amend the employment agreement to rescind the grant of 120,000 RSAs to our CEO.

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

As part of the Amendment, in February 2016, the Company will grant its CEO 15,000 RSAs under the Plan that will vest in substantially equal installments over three years on each anniversary of the grant date and 40,000 RSAs under the Plan that will vest on the third anniversary of the grant date, in each case such grants are subject to the terms of the Plan.

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

References to our Form 10-K made throughout this document refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 as filed with the SEC on August 26, 2015.

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

Results of Operations for the Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014

The following table sets forth summarized consolidated financial information for the three months ended December 31, 2015 and 2014, as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Three Months Ended
	December 31,		$	%
	2015	2014	Change	Change

Product revenue	$9,974	$11,076	$(1,102)	(9.9)%
Service revenue	4,925	4,920	5	0.1%
Total revenue	14,899	15,996	(1,097)	(6.9)%

Product cost of sales	3,541	4,779	(1,238)	(25.9)%
Service cost of sales	1,982	2,410	(428)	(17.8)%
Total cost of sales	5,523	7,189	(1,666)	(23.2)%

Product gross margin	6,433	6,297	136	2.2%
Service gross margin	2,943	2,510	433	17.3%
Total gross margin	9,376	8,807	569	6.5%

Operating expenses:
Sales and marketing	3,797	3,513	284	8.1%
Research and development	3,762	3,412	350	10.3%
General and administrative	2,175	2,445	(270)	(11.0)%
Total operating expenses	9,734	9,370	364	3.9%

Operating loss	(358)	(563)	205	(36.4)%

Interest income (expense), net	6	2	4	200.0%
Other income (expense), net	24	(88)	112	(127.3)%
Loss before income taxes	(328)	(649)	321	(49.5)%
Benefit for income taxes	(45)	(106)	61	(57.5)%
Net loss	$(283)	$(543)	$260	(47.9)%

Product Revenue. Total product revenue for three months ended December 31, 2015 was $10.0 million, a decrease of $1.1 million, or 9.9%, from $11.1 million for three months ended December 31, 2014. The decrease in total product revenue was due to a decrease in our real-time product revenue partially offset by an increase in content delivery product revenue, as described below.

Content delivery product revenue increased $0.3 million, or 4.2%, for three months ended December 31, 2015 compared to the prior year period. The period-over-period increase in content delivery product revenue resulted from the following:

•	North American content delivery product revenue increased by $1.7 million, or 61.4%. The current period included a net increase in content delivery systems purchased by two of our larger North American customers plus additional revenue from another customer that typically purchases a major upgrade for their systems every one to two years. The change between periods also reflects a decrease of $0.3 million in revenues as a result of the sale of our multi-screen video analytics product line in September 2015.
•	European content delivery product revenue decreased by $0.2 million, or 17.7%. European content delivery product revenue fluctuates from period to period primarily due to the product upgrade and expansion patterns of our customers.
•	Asia-Pacific content delivery product revenue decreased by $1.2 million, or 60.2%, as our largest customer in Japan delayed purchases beyond the current period.
24

Fluctuation in content delivery product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue. Our content delivery product revenue is also subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate.

Real-time product revenue decreased $1.4 million, or 26.2%, for the three months ended December 31, 2015 compared to the prior year period. The period-over-period decline in real-time product revenue resulted primarily from the following:

•	North American real-time product revenue decreased $0.5 million, or 17.1%.
•	Asia-Pacific real-time product revenue decreased $0.7 million, or 42.1%, primarily in Japan. In the prior year, we sold a larger volume of iHawk and Imagen systems to customers in the Asia-Pacific region than in the current period.

Revenue from defense contractors and the government tend to vary by quarter and year, and are dependent upon government initiatives and funding availability.

Service Revenue. Total service revenue for each of the three months ended December 31, 2015 and 2014 was $4.9 million. While there was no overall change to total service revenue between the periods, we experienced a an increase in real-time service revenue of $0.2 million, or 8.7%, offset by a decrease in content delivery service revenue of $0.2 million, or 7.4%. The net decrease in content delivery service revenues reflects a decrease of $0.7 million in service revenues as a result of the sale of our multi-screen video analytics product line in September 2015, partially offset by $0.5 million of other additional content delivery services revenue.

Product Gross Margin. Product gross margin was $6.4 million for three months ended December 31, 2015, an increase of $0.1 million, or 2.2%, from $6.3 million for three months ended December 31, 2014. Product gross margin as a percentage of product revenue improved to 64.5% for three months ended December 31, 2015 from 56.9% for three months ended December 31, 2014 primarily due to a favorable product mix. Product gross margin increased in terms of dollars during three months ended December 31, 2015, compared to the same period in the prior year, despite the loss of $0.2 million in product gross margin as a result of the sale of our multi-screen video analytics product line in September 2015.

Service Gross Margin. Service gross margin was $2.9 million for the three months ended December 31, 2015, an increase of $0.4 million, or 17.3%, from $2.5 million for the three months ended December 31 2014. Gross margin on service revenue increased to 59.8% of service revenue for three months ended December 31, 2015 from 51.0% of service revenue for three months ended December 31, 2014. The increase in service margin as a percentage of service revenue was primarily due the elimination of fixed costs used to support our service organization. Additionally, the $0.4 million decrease in service cost of sales primarily resulted from (1) a $0.2 million decrease in overall service cost of sales as a result of the sale of our multi-screen video analytics product line in September 2015, primarily in customer service personnel costs and (2) a $0.1 million decrease in service costs in Europe.

Sales and Marketing. Sales and marketing expenses increased approximately $0.3 million, or 8.1%, to $3.8 million for three months ended December 31, 2015 from $3.5 million for three months ended December 31, 2014. This period-over-period increase primarily resulted from (1) a $0.3 million increase in personnel and related costs primarily in the U.S. and Japan, (2) a $0.1 million increase in commissions, partially offset by (3) a $0.2 million overall sales and marketing expenses decrease as a result of the sale of our multi-screen video analytics product line in September 2015, primarily related to personnel costs.

Research and Development. Research and development expenses increased approximately $0.4 million, or 10.3%, to $3.8 million for three months ended December 31, 2015, from $3.4 million for three months ended December 31, 2014. This period-over-period increase primarily resulted from (1) a $0.6 million increase in personnel costs in the U.S. to support our product and strategic growth initiatives, partially offset by (2) a $0.4 million decrease in overall research and development expenses as a result of the sale of our multi-screen video analytics product line in September 2015, primarily related to personnel costs.

General and Administrative. General and administrative expenses decreased approximately $0.3 million, or 11.0%, to $2.2 million for three months ended December 31, 2015 from $2.5 million for three months ended December 31, 2014. This decrease was primarily due to (1) a $0.8 million decrease in chief executive officer transition costs incurred during three months ended December 31, 2014, partially offset by (2) a $0.3 million bonus paid to our chief executive officer in connection with the execution an amendment to his employment agreement in October 2015 and (3) a $0.1 million increase in professional fees.

Other Income (Expense), net. During three months ended December 31, 2015, we recognized less than $0.1 million of realized currency translation gains compared to $0.1 million of realized currency translation losses in three months ended December 31, 2014. These gains and losses result from the impact of the changes in value of the British pound, euro and Japanese yen, relative to the U.S. dollar, on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our European and Japanese subsidiaries for which the British pound, euro and Japanese yen are the functional currencies.

Benefit for Income Taxes. We recorded an income tax benefit of less than $0.1 million for the three months ended December 31, 2015 compared to a $0.1 million income tax benefit for three months ended December 31, 2014. For the three months ended December 31, 2015, the domestic tax expense component is higher than the prior year primarily due to (1) higher pretax book income in the U.S offset by (2) a lower annual estimated tax rate on domestic operations in the current fiscal year compared to the prior year. The foreign tax expense component is lower than the prior year primarily due to (1) lower pretax book income in Japan and the U.K. and (2) a reduction in the statutory tax rate in Japan.

In jurisdictions other than the U.S., U.K. and Japan, we either generate net operating losses or occasionally utilize some of the net operating loss carryforward amounts. However, because of the cumulative accounting losses in those jurisdictions, we maintain a full valuation allowance on those losses. This results in no net income tax provision impact in those jurisdictions as of December 31, 2015.

Net Loss. Our net loss for three months ended December 31, 2015 was $0.3 million, or a $0.03 loss per basic and diluted share, compared to a net loss for three months ended December 31, 2014 of $0.5 million, or a $0.06 loss per basic and diluted share.

Results of Operations for the Six Months Ended December 31, 2015 Compared to the Six Months Ended December 31, 2014

The following table sets forth summarized consolidated financial information for the six months ended December 31, 2015 and 2014, as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Six Months Ended
	December 31,		$	%
	2015	2014	Change	Change

Product revenue	$18,468	$23,554	$(5,086)	(21.6)%
Service revenue	9,782	9,982	(200)	(2.0)%
Total revenue	28,250	33,536	(5,286)	(15.8)%

Product cost of sales	6,994	10,319	(3,325)	(32.2)%
Service cost of sales	4,023	4,712	(689)	(14.6)%
Total cost of sales	11,017	15,031	(4,014)	(26.7)%

Product gross margin	11,474	13,235	(1,761)	(13.3)%
Service gross margin	5,759	5,270	489	9.3%
Total gross margin	17,233	18,505	(1,272)	(6.9)%

Operating expenses:
Sales and marketing	7,191	7,479	(288)	(3.9)%
Research and development	7,599	6,680	919	13.8%
General and administrative	3,953	4,399	(446)	(10.1)%
Gain on sale of product line, net	(4,116)	-	(4,116)	NM(1)
Gain on sale of intangible assets, net	-	(339)	339	(100.0)%
Total operating expenses	14,627	18,219	(3,592)	(19.7)%

Operating income	2,606	286	2,320	811.2%

Interest income (expense), net	9	5	4	80.0%
Other income (expense), net	147	(376)	523	(139.1)%
Income (loss) before income taxes	2,762	(85)	2,847	(3349.4)%
Provision (benefit) for income taxes	(162)	71	(233)	(328.2)%
Net income (loss)	$2,924	$(156)	$3,080	(1974.4)%

(1) NM denotes percentage is not meaningful

Product Revenue. Total product revenue for six months ended December 31, 2015 was $18.5 million, a decrease of $5.1 million, or 21.6%, from $23.6 million for six months ended December 31, 2014 due to a decrease in both our real-time product and content delivery product revenue, as described below.

Content delivery product revenue decreased $1.9 million, or 15.9%, for six months ended December 31, 2015 compared to the prior year period. The period-over-period decline in content delivery product revenue resulted from the following:

•	North American content delivery product revenue increased by $1.2 million, or 19.0%. Current period North American video system sales were more evenly spread among numerous customers and included a large purchase from one of our North American customers at the end of the period that typically purchases a major upgrade for their systems every one to two years. This increase was partially offset by a decrease of $0.3 million in revenues as a result of the sale of our multi-screen video analytics product line in September 2015.
•	European content delivery product revenue decreased by $1.9 million, or 55.1%. European content delivery product revenue fluctuates from period to period primarily due to the product upgrade and expansion patterns of our customers. In the prior year period, we delivered our network DVR technology as part of an existing European customer’s expansion of its existing system.
•	Asia-Pacific content delivery product revenue decreased by $1.2 million, or 59.9% as our largest customer in Japan delayed its purchases beyond the current quarter.
27

Fluctuation in content delivery product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue. Our content delivery product revenue is also subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate.

Real-time product revenue decreased $3.2 million, or 27.5%, for the six months ended December 31, 2015 compared to the prior year period. The period-over-period decline in real-time product revenue resulted primarily from the following:

•	North American real-time product revenue decreased $2.4 million, or 32.2%, due to the one-time sale of a custom simulator system to one of our U.S. defense department-affiliated customers during the six months ended December 31, 2014.
•	European real-time product revenue decreased $0.6 million, or 46.6% primarily due to a lower volume of orders received.

Revenue from defense contractors and government customers tend to vary by quarter and year, and are dependent upon government initiatives and funding availability.

Service Revenue. Total service revenue for six months ended December 31, 2015 was $9.8 million, a decrease of $0.2 million, or 2.0%, from $10.0 million for six months ended December 31, 2014. This decrease was primarily due to a decrease in content delivery service revenue of $0.5 million, or 9.5%, partially offset by an increase in real-time service revenue of $0.3 million, or 7.0%. The decrease in content delivery service revenues includes a decrease of $0.8 million in service revenues as a result of the sale of our multi-screen video analytics product line in September 2015, partially offset by other additional content delivery services revenue. The remainder of fiscal year 2016 will continue to show lower content delivery service revenues due to the sale of our multi-screen video analytics product line.

Product Gross Margin. Product gross margin was $11.5 million for six months ended December 31, 2015, a decrease of $1.7 million, or 13.3%, from $13.2 million for six months ended December 31, 2014. Product gross margin as a percentage of product revenue improved to 62.1% for six months ended December 31, 2015 from 56.2% for six months ended December 31, 2014 primarily due to (1) a favorable product mix and (2) a lower than average gross margin recognized on the real-time one-time sale to one of our U.S. defense department-affiliated customers in the prior year period, as noted above. Product gross margin decreased in terms of dollars during six months ended December 31, 2015, compared to the same period in the prior year, due to the lower volume of our product sales to both content delivery and real-time customers and includes the loss of $0.3 million in product gross margin as a result of the sale of our multi-screen video analytics product line in September 2015.

Service Gross Margin. Service gross margin was $5.8 million for the six months ended December 31, 2015, an increase of $0.5 million, or 9.3%, from $5.3 million for the three months ended December 31 2014. Gross margin on service revenue increased to 58.9% of service revenue for six months ended December 31, 2015 from 52.8% of service revenue for six months ended December 31, 2014. The increase in service margin as a percentage of service revenue was primarily due the elimination of fixed costs used to support our service organization. Additionally, the $0.7 million decrease in service cost of sales primarily resulted from (1) a $0.4 million decrease in overall service cost of sales as a result of the sale of our multi-screen video analytics product line in September 2015, primarily in customer service personnel costs, (2) a $0.1 million decrease in service personnel costs in the U.S. and Europe (excluding the personnel related to the sale of our multi-screen video analytics product line) and (3) a $0.1 million decrease due to lower travel costs, partially offset by (4) $0.1 million in severance costs related to customer support personnel that were terminated in the six months ended December 31, 2015.

Sales and Marketing. Sales and marketing expenses decreased approximately $0.3 million, or 3.9%, to $7.2 million for six months ended December 31, 2015 from $7.5 million for six months ended December 31, 2014. This period-over-period decrease primarily resulted from (1) a $0.3 million decrease in sales commissions due to lower sales in the six months ended December 31, 2015, (2) a $0.3 million decrease in overall sales and marketing expenses as a result of the sale of our multi-screen video analytics product line in September 2015, primarily related to personnel costs, partially offset by (3) a $0.3 million increase in personnel costs primarily in the U.S. and (4) a $0.1 million increase in recruiting fees.

Research and Development. Research and development expenses increased approximately $0.9 million, or 13.8%, to $7.6 million for six months ended December 31, 2015 from $6.7 million for six months ended December 31, 2014. This increase was primarily due to (1) a $1.3 million increase in personnel costs during six months ended December 31, 2015 resulting from an increase in development personnel to support our product and strategic growth initiatives, (2) a $0.2 million increase in allocations of facilities and information technology charges and (3) a $0.1 million increase in travel, partially offset by (4) a $0.6 million decrease in overall research and development expenses as a result of the sale of our multi-screen video analytics product line in September 2015, primarily related to personnel costs and (5) a $0.1 million decrease in recruiting fees.

General and Administrative. General and administrative expenses decreased approximately $0.4 million, or 9.0%, to $4.0 million for six months ended December 31, 2015 from $4.4 million for six months ended December 31, 2014. This decrease was primarily due to (1) a $1.0 million decrease in chief executive officer transition costs incurred during six months ended December 31, 2014 partially offset by (2) a $0.3 million bonus paid to our chief executive officer in connection with the execution of an amendment to his employment agreement in October 2015 and (3) a $0.1 million increase in professional fees.

Gain on Sale of Product Line, net. During six months ended December 31, 2015, we sold the customer contracts and intellectual property related to our multi-screen video analytics product line for $3.5 million. The recorded net gain of $4.1 million included (1) customer contracts and intellectual property with a net book value of $0.2 million, (2) related assets and liabilities not sold or transferred in the transaction of $1.0 million (net liability, consisting primarily of unearned deferred revenue) and (3) legal, accounting and other expenses of $0.2 million that would not have been incurred otherwise.

Gain on Sale of Intangible Assets, net. During six months ended December 31, 2014, we sold a block of IPv4 addresses to a single buyer for cash. This block of non-strategic IPv4 addresses, which was recorded at a $0 book value, had not been a material part of our ongoing operations. The $0.3 million gain on the sale of this IPv4 address is net of broker fees incurred to consummate the transaction.

Other Income (Expense), net. During six months ended December 31, 2015, we recognized approximately $0.1 million of realized currency translation gains compared to $0.4 million of realized currency translation losses in six months ended December 31, 2014. These gains and losses result from the impact of the changes in value of the British pound, euro and Japanese yen, relative to the U.S. dollar, on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our European and Japanese subsidiaries for which the British pound, euro and Japanese yen are the functional currencies.

Provision (Benefit) for Income Taxes. We recorded a $0.2 million income tax benefit for six months ended December 31, 2015 compared to $0.1 million income tax expense for six months ended December 31, 2014. For the six months ended December 31, 2015, the domestic tax expense component is lower than the prior year primarily due to (1) the release of valuation allowance attributable to the tax impact of the gain on sale of our multi-screen video analytics product line and (2) a lower annual estimated tax rate on domestic operations in the current fiscal year compared to the prior year. Any other domestic differences are due to differences in projected pretax book income and permanent book/tax differences between the two periods. The foreign tax expense component is higher than the prior year primarily due to (1) higher pretax book income in Japan offset by (2) a reduction in the statutory tax rate in Japan and (3) lower pretax book income in the U.K.

The prior year domestic tax provision is comprised primarily of non-cash deferred income tax expense, as we will be able to utilize net operating losses to offset nearly all cash taxes. In jurisdictions other than the U.S., U.K. and Japan, we either generate net operating losses or occasionally utilize some of the net operating loss carryforward amounts. However, because of the cumulative accounting losses in those jurisdictions, we maintain a full valuation allowance on those losses. This results in no net income tax provision impact in those jurisdictions as of December 31, 2015.

Net Income (Loss). Our net income for six months ended December 31, 2015 was $2.9 million, or $0.32 income per basic and diluted share, compared to a net loss for six months ended December 31, 2014 of $0.1 million, or a $0.02 loss per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, product and service costs, operating results and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

•	our reliance on a small customer base, typically represented by a small number of large, concentrated orders (the largest three customers accounted for 34% and 31% of total revenue for the six months ended December 31, 2015 and 2014, respectively);

•	our content delivery product revenue is subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate;

•	the rate of growth or decline or change in market, if any, of content delivery market expansions and the pace that video service companies implement, upgrade or replace content delivery technology;

•	the impact of the global economic conditions on our business and our customers, including European Union austerity measures;

•	our ability to renew maintenance and support service agreements with customers and retain existing customers;

•	the impact of U.S. government sequestration on our business and our customers;

•	the rate of growth or decline, if any, of deployment of our real-time products;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	our future access to capital;

•	our ability to manage expenses consistent with the rate of growth or decline in our markets;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product and service sales;

•	timing of product shipments, which typically occur during the last month of the quarter;

•	the impact of delays of product acceptance from our customers;

•	the percentage of sales derived from outside the U.S. where there are generally longer accounts receivable collection cycles;

•	the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital;

•	the rate of growth or decline, if any, of sales to the government and government related entities; and

•	the use of cash to pay quarterly and special dividends.

Uses and Sources of Cash

We used $3.6 million and generated $0.1 million of cash from operating activities during the six months ended December 31, 2015 and 2014, respectively. Operating cash outflows during the six months ended December 31, 2015 were primarily attributable to the increase in accounts receivable created by certain larger sales that occurred late in the current quarter. Operating cash flows during the six months ended December 31, 2014 were primarily attributable to the collection of advanced maintenance billings that were recorded as deferred revenue and the timing of our inventory purchases.

We invested $1.0 million and $0.8 million in property and equipment during the three months ended December 31, 2015 and 2014, respectively. Capital additions during each of these periods were primarily related to: (1) development and test equipment for our development group, (2) demonstration systems used by our sales and marketing group and (3) facilities improvements. We expect capital additions to increase during the remainder of our fiscal year.

During the six months ended December 31, 2015, we sold the customer contracts and intellectual property related to our multi-screen video analytics product line for $3.5 million. Cash proceeds from the transaction consisted of $2.8 million paid immediately after closing. The balance of the sales price is payable in cash by June 30, 2016, less any portion used to make indemnification payments in connection with the sale.

During the six months ended December 31, 2014, we sold a block of IPv4 addresses to a single buyer for cash. This block of non-strategic IPv4 addresses, which was recorded at $0 book value, had not been a material part of our ongoing operations. The proceeds of $0.3 million on the sale of these IPv4 addresses were net of broker fees incurred to consummate the transaction.

We paid two quarterly cash dividends of $0.12 per share during each of the six months ended December 31, 2015 and 2014. We intend to pay a regular quarterly cash dividend on shares of our common stock subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant. We believe that a portion of our dividends may be treated as a return of capital to stockholders, rather than dividend income, as we believe dividend payments may exceed our cumulative earnings and profits.

Our credit line with our bank expired on December 31, 2013. We are currently evaluating whether or not to enter into a new credit arrangement, but based upon our existing cash balances, historical cash usage and anticipated operating cash flow in the near term, we believe that existing cash balances will be sufficient to meet our anticipated working capital, capital expenditure requirements and any dividend payments for at least the next twelve months. We are no longer subject to the covenants associated with the credit line.

At December 31, 2015, we had working capital (current assets less current liabilities) of $26.5 million including cash and cash equivalents of $21.3 million. At June 30, 2015, we also had working capital of $26.5 million, including cash and cash equivalents of $25.5 million. At December 31, 2015, we had no material commitments for capital expenditures.

As of December 31, 2015, approximately $1.5 million, or 7.1% of our cash is in foreign accounts and there is no expectation that any foreign cash would need to be transferred from these foreign accounts to cover operations in the next 12 months. Based upon our existing cash balances and short-term investments, historical cash usage and anticipated operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital, dividend payments and capital expenditure requirements for at least the next 12 months.

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

Critical Accounting Policies and Estimates

The SEC defines “critical accounting estimates” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies and estimates are disclosed under the section “Application of Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. Our critical accounting estimates have not changed in any material respect during the three months ended December 31, 2015.

Recent Accounting Guidance

See Note 3 – Recent Accounting Guidance to our accompanying condensed consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and the expected effects on our consolidated results of operations and financial condition.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this quarterly report may constitute “forward-looking statements” within the meaning of the federal securities laws. When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, market share, new market growth, payment of dividends, ability to utilize our net deferred tax assets and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of our forward-looking statements in this report include, but are not limited to the impact of our content delivery strategy on our business; the impact of our tax valuation allowance release on future income tax provisions and income taxes paid; expected level of capital additions; our expected cash position; the impact of interest rate changes and fluctuation in currency exchange rates; our sufficiency of cash; the impact of litigation and the payment of dividends. These statements are based on beliefs and assumptions of our management, which are based on currently available information. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: the potential consolidation of the markets that we serve; U.S. Government sequestration; European austerity measures; delays or cancellations of customer orders; non-renewal of maintenance and support service agreements with customers; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; margins of the content delivery business to capture new business; fluctuations and timing of large content delivery orders; doing business in the People’s Republic of China; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products; the impact of reductions in force on our operations; rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes and currency fluctuations; the impact of competition on the pricing of content delivery products; failure to effectively service the installed base; the entry of new, well-capitalized competitors into our markets; the success of new content delivery; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macroeconomic environment; continuing unevenness of the global economic recovery; privacy concerns over data collection; our ability to utilize net operating losses to offset cash taxes in the event of an ownership change as defined by the Internal Revenue Service; earthquakes, tsunamis, floods and other natural disasters in areas in which our customers and suppliers operate; the availability of debt or equity financing to support our liquidity needs and the other risks and uncertainties discussed in this report.

Other important risk factors that could cause actual results to differ from any forward-looking statements made in this report are discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We are exposed to the impact of interest rate changes on our short-term cash investments. We conduct business in the U.S. and around the world. Our most significant foreign currency transaction exposure relates to the U.K., certain European countries that use the euro as a common currency, and Japan. We do not hedge against fluctuations in exchange rates.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

We conducted an evaluation as of December 31, 2015, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In connection with our evaluation of the immaterial errors in our consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows as of and for the year ended June 30, 2015 discussed in Note 2 to our condensed consolidated financial statements included herein, management concluded that because of the material weakness identified in our internal control over financial reporting discussed below, our disclosures controls and procedures were not effective as of December 31, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in internal control over financial reporting during the first quarter of our fiscal year relating to the grant of 120,000 restricted stock awards to our president and chief executive officer upon his commencement of employment in November 2014. Because the grant was determined to be non-compliant under the terms of the 2011 Stock Incentive Plan under which it was granted, in October 2015, the grant was retroactively rescinded as of the date it was granted. As a result, we determined that a material weakness existed in the operation of our internal controls over financial reporting, specifically involving those controls relating to the identification of applicable limitations on equity awards issued under our stock incentive plans. A material weakness was determined to be present due to the following factors: (1) the error was identified in connection with issues raised in a third-party demand letter and (2) had the error not been identified, the potential for a material error at a point in the future was a reasonable possibility. Management has concluded that our controls were not properly operating related to the preparation and review of our consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows as of and for the year ended June 30, 2015, including interim periods within that year.

Notwithstanding the material weakness identified, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our consolidated financial condition, results of operations and cash flows as of and for the periods presented.

Remediation of Identified Material Weakness

In response to the material weakness described above, we are currently exploring remediation actions including the formation of an internal committee comprised of legal, human resources and finance management to review certain new hire and annual grants for compliance with and availability under our stock incentive plans.

Changes in Internal Control

There were no changes to our internal controls over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit	Description of Document

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.1	Amendment to Employment Agreement dated October 15, 2015 between Concurrent Computer Corporation and Derek Elder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2015).

11.1*	Statement Regarding Computation of Per Share Earnings

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

*	Required earnings per share data is provided in the Notes to the condensed consolidated financial statements in this report.
**	Included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2016	CONCURRENT COMPUTER CORPORATION

	By:	/s/ Emory O. Berry
Emory O. Berry
Chief Financial Officer and
Executive Vice President of Operations
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description of Document

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

10.1	Amendment to Employment Agreement dated October 15, 2015 between Concurrent Computer Corporation and Derek Elder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2015).

11.1*	Statement Regarding Computation of Per Share Earnings

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101. PRE	XBRL Presentation Linkbase Document.

*	Required earnings per share data is provided in the Notes to the condensed consolidated financial statements in this report.
**	Included herewith.

