Form 10-Q
period 2016-03-31
CONCURRENT COMPUTER CORP/DE
filed 2016-05-03
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-37706

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

Yes ☑ No ☐

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of April 30, 2016 was 9,550,309.

Concurrent Computer Corporation

Form 10-Q

For the Three and Nine Months Ended March 31, 2016

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements

Concurrent Computer Corporation

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	March 31, 2016	June 30, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,731	$25,451
Accounts receivable, net of allowance for doubtful accounts of $49 and $18 at March 31, 2016 and June 30, 2015, respectively	14,483	10,174
Inventories	3,431	3,428
Deferred income taxes - current, net	1,469	1,422
Prepaid expenses and other current assets	1,976	738
Total current assets	40,090	41,213

Property and equipment, net	2,845	2,448
Deferred income taxes, net	13,800	12,618
Other long-term assets, net	1,327	1,501
Total assets	$58,062	$57,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,197	$6,320
Deferred revenue	6,995	8,362
Total current liabilities	16,192	14,682

Long-term liabilities:
Deferred revenue	1,396	1,658
Pension liability	3,309	3,189
Other long-term liabilities	1,894	1,694
Total liabilities	22,791	21,223

Commitments and contingencies (Note 18)

Stockholders' equity:
Shares of series preferred stock, par value $0.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of series B junior participating preferred stock, par value $0.01; 14,000 authorized; none issued	-	-
Shares of common stock, par value $0.01; 14,000,000 authorized; 9,206,843 and 9,136,793 issued and outstanding at March 31, 2016 and June 30, 2015, respectively	92	91
Capital in excess of par value	210,767	210,207
Accumulated deficit	(175,250)	(173,595)
Treasury stock, at cost; 37,788 shares	(255)	(255)
Accumulated other comprehensive income (loss)	(83)	109
Total stockholders' equity	35,271	36,557
Total liabilities and stockholders' equity	$58,062	$57,780

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation

Condensed Consolidated STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenues:
Product	$10,772	$11,327	$29,240	$34,881
Service	4,684	5,783	14,466	15,765
Total revenues	15,456	17,110	43,706	50,646

Cost of sales:
Product	5,676	4,578	12,670	14,897
Service	1,821	2,447	5,844	7,159
Total cost of sales	7,497	7,025	18,514	22,056
Gross margin	7,959	10,085	25,192	28,590

Operating expenses:
Sales and marketing	4,252	3,410	11,443	10,889
Research and development	3,467	3,484	11,066	10,164
General and administrative	2,150	1,628	6,103	6,027
Gain on sale of product line, net	-	-	(4,116)	-
Gain on sale of intangible assets, net	-	-	-	(339)
Total operating expenses	9,869	8,522	24,496	26,741
Operating income (loss)	(1,910)	1,563	696	1,849

Interest income	16	2	24	7
Interest expense	(1)	-	(1)	-
Other income (expense), net	277	(1)	425	(377)
Income (loss) before income taxes	(1,618)	1,564	1,144	1,479

Provision (benefit) for income taxes	(442)	716	(604)	787
Net income (loss)	$(1,176)	$848	$1,748	$692

Net income (loss) per share
Basic	$(0.13)	$0.09	$0.19	$0.08
Diluted	$(0.13)	$0.09	$0.19	$0.08
Weighted average shares outstanding - basic	9,168,978	9,096,255	9,147,681	9,057,710
Weighted average shares outstanding - diluted	9,168,978	9,132,258	9,227,966	9,135,153

Cash dividends declared per common share	$0.12	$0.12	$0.36	$0.36

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation

Condensed Consolidated STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Net income (loss)	$(1,176)	$848	$1,748	$692

Other comprehensive income (loss):
Foreign currency translation adjustment	(79)	210	(202)	311
Pension and post-retirement benefits, net of tax	(35)	10	10	30
Other comprehensive income (loss)	(114)	220	(192)	341

Comprehensive income (loss)	$(1,290)	$1,068	$1,556	$1,033

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONCURRENT COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the nine month period ended March 31, 2016

(Amounts in thousands, except share data)

					Accumulated
	Common Stock		Capital In		Other
		Par	Excess Of	Accumulated	Comprehensive	Treasury Stock
	Shares	Value	Par Value	Deficit	Income (Loss)	Shares	Cost	Total

Balance at June 30, 2015	9,136,793	$91	$210,207	$(173,595)	$109	(37,788)	$(255)	$36,557
Dividends declared				(3,462)				(3,462)
Dividends forfeited with restricted stock forfeitures				59				59
Share-based compensation expense			561					561
Lapse of restriction on restricted stock	70,050	1	(1)					-
Other comprehensive income (loss), net of taxes:
Net income				1,748				1,748
Foreign currency translation adjustment					(202)			(202)
Pension plan					10			10
Total comprehensive income								1,556
Balance at March 31, 2016	9,206,843	$92	$210,767	$(175,250)	$(83)	(37,788)	$(255)	$35,271

The accompanying notes are an integral part of the condensed consolidated financial statements

Concurrent Computer Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Nine Months Ended March 31,
	2016	2015

Cash flows provided by (used in) operating activities:
Net income	$1,748	$692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,270	1,317
Share-based compensation	561	497
Deferred income taxes, net	(1,175)	324
Provision for excess and obsolete inventories	171	549
Provision for bad debts	31	10
Foreign currency exchange (gains) losses	(408)	433
Gain on sale of product line, net	(4,116)	-
Gain on sale of intangible assets, net	-	(339)
Decrease (increase) in assets:
Accounts receivable	(4,257)	(1,906)
Inventories	106	(927)
Prepaid expenses and other current assets	(560)	(44)
Other long-term assets	(112)	(373)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	2,607	(287)
Deferred revenue	(580)	3,439
Pension and other long-term liabilities	150	100
Net cash provided by (used in) operating activities	(4,564)	3,485

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(1,621)	(1,505)
Purchase of domain name	(35)	-
Proceeds from sale of product line	2,750	-
Proceeds from sale of intangible assets	-	339
Net cash provided (used in) by investing activities	1,094	(1,166)

Cash flows used in financing activities:
Dividends paid	(3,364)	(3,404)
Net cash used in financing activities	(3,364)	(3,404)

Effect of exchange rates on cash and cash equivalents	114	(163)

Decrease in cash and cash equivalents	(6,720)	(1,248)
Cash and cash equivalents - beginning of period	25,451	28,074
Cash and cash equivalents - end of period	$18,731	$26,826

Cash paid during the period for:
Interest	$2	$6
Income taxes (net of refunds)	$502	$562

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

Our content delivery solutions consist of software, hardware and services for intelligently streaming video content to a variety of consumer devices and storing and managing content in the network. Our streaming video and storage products and services are deployed by service providers to support consumer-facing video services including live broadcast video, video-on-demand and time-shifted video applications such as cloud-based digital video recording. We have recently introduced Aquari™, our new unified scale-out storage solutions product to our content delivery and other third-party customers. In September 2015, we sold our multi-screen video analytics product line for collecting and analyzing data related to content delivery applications (see Note 7 –Sale of Product Line).

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair presentation have been included. The year-end condensed consolidated balance sheet data as of June 30, 2015 was derived from audited consolidated financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the nine months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the SEC on August 26, 2015.

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

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

2.	Immaterial Restatement of Previously Issued Financial Statements and Reclassification

Subsequent to the issuance of our fiscal year 2015 consolidated financial statements, we identified an error relating to the grant of 120,000 restricted stock awards (“RSAs”) to our president and chief executive officer (“CEO”) upon his commencement of employment in November 2014 (see Note 18 – Commitments and Contingencies – Shareholder Demand Letter). Because the grant was determined to be non-compliant under the terms of the 2011 Stock Incentive Plan (the “Plan”) under which it was granted, in October 2015, the grant was retroactively rescinded. As a result of this error, stock compensation expense was overstated by $249 ($156 net of the related income tax effect of $93) and $44 of related accrued dividends were overstated for the year ended June 30, 2015. The accompanying condensed consolidated balance sheet as of June 30, 2015 has been corrected for the effect of this error. Additionally, since the grant occurred in the second quarter of the year ended June 30, 2015, the effects of this error correction on the interim periods commencing with the three months ended December 31, 2014 are reflected below. We have evaluated the effects of this misstatement for the year ended June 30, 2015, and the previously presented interim periods, and concluded that these periods are not materially misstated.

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

The impacts of this misstatement on our previously issued unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2015 are presented below:

	Consolidated Statement of Operations for the Three Months Ended March 31, 2015
	As Previously Reported	Adjustments	As Restated

General and administrative	$1,729	$(101)	$1,628
Total operating expenses	$8,623	$(101)	$8,522
Operating income (loss)	$1,462	$101	$1,563
Income (loss) before income taxes	$1,463	$101	$1,564
Provision (benefit) for income taxes	$679	$37	$716
Net income (loss)	$784	$64	$848

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

	Consolidated Statement of Operations for the Nine Months Ended March 31, 2015
	As Previously Reported	Adjustments	As Restated

General and administrative	$6,173	$(146)	$6,027
Total operating expenses	$26,887	$(146)	$26,741
Operating income (loss)	$1,703	$146	$1,849
Income (loss) before income taxes	$1,333	$146	$1,479
Provision (benefit) for income taxes	$733	$54	$787
Net income (loss)	$600	$92	$692

The impacts of this misstatement on our previously issued unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended March 31, 2015 are presented below:

	Consolidated Statement of Comprehensive Income (Loss) for the Three Months Ended March 31, 2015
	As Previously Reported	Adjustments	As Restated

Net income (loss)	$784	$64	$848
Comprehensive income (loss)	$1,004	$64	$1,068

	Consolidated Statements of Comprehensive Income (Loss) for the Nine Months Ended March 31, 2015
	As Previously Reported	Adjustments	As Restated

Net income (loss)	$600	$92	$692
Comprehensive income (loss)	$941	$92	$1,033

The impact of this misstatement on our previously issued unaudited condensed consolidated statement of cash flows for the nine months ended March 31, 2015 is presented below:

	Consolidated Statement of Cash Flows for the Nine Months Ended March 31, 2015
	As Previously Reported	Adjustments	As Restated

Net income	$600	$92	$692
Share-based compensation	$643	$(146)	$497
Deferred income taxes, net	$270	$54	$324
Net cash provided by (used in) operating activities	$3,485	$-	$3,485

The accompanying notes to the condensed consolidated financial statements have been corrected to give effect to the above items.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Reclassification

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. Specifically, we have reclassified our intangible assets, net with a balance of $323 into other long-term assets, net in our consolidated balance sheet as of June 30, 2015. Intangible assets at March 31, 2016 includes an internet domain name (www.concurrent.com) acquired during the nine months ended March 31, 2016 for $35. The domain name is considered an indefinite-lived intangible asset and is not amortizable.

Additionally, amortization expense related to finite-lived intangible assets was $42 and $137 for the nine months ended March 31, 2016 and 2015, respectively.

3.	Recent Accounting Guidance

Recently Adopted Accounting Guidance

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 was effective for us beginning July 1, 2015 and was considered in regards to the sale of our multi-screen video analytics product line in September 2015 (see Note 7 – Sale of Product Line).

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-08, Revenue From Contracts With Customers (Topic 606): Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) (“ASU 2016-08”). ASU 2016-08 amends the principal-versus-agent implementation guidance in ASU 2014-09. ASU 2016-08 clarifies the principal-versus-agent guidance in Topic 606 and requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. The effective date of ASU 2016-08 will coincide with ASU 2014-09 and, as described above, ASU 2014-09 will be effective for us beginning July 1, 2018. We do not expect ASU 2016-08 to have a material impact on our consolidated financial statements or disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted, including adoption in an interim period. We do not expect ASU 2016-09 to have a material impact on our consolidated financial statements or disclosures.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

4.	Tax Asset Preservation Plan

As previously disclosed in our Form 8-K filed on March 1, 2016, we entered into a Tax Asset Preservation Plan (the “TAPP”) with American Stock Transfer & Trust Company, LLC, as rights agent. Our Board of Directors adopted the TAPP in an effort to deter acquisitions of the Company’s common stock, par value $0.01 per share (“Common Stock”), that would potentially limit the Company’s ability to use its net loss carryforwards and certain other tax attributes (collectively, “NOLs”) to reduce its potential future federal income tax obligations. If we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986 (the “Code”), our ability to use the NOLs could be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could adversely affect the value of the NOLs.

The TAPP has a 4.9% “trigger” threshold which is intended to act as a deterrent to any person acquiring 4.9% or more of the outstanding Common Stock without the approval of our Board of Directors. This would protect the Company’s NOLs because changes in ownership by persons owning less than 4.9% of the outstanding Common Stock are not included in the calculation of whether the Company has experienced an ownership change under Section 382 of the Code. There is no guarantee, however, that the TAPP will prevent the Company from experiencing an ownership change.

In connection with the adoption of the TAPP, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of Common Stock as of the close of business on March 16, 2016. Each Right will allow its holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock for $30.00, subject to adjustment. Prior to exercise, the Right does not give its holder any dividend, voting or liquidation rights. The Rights will not be exercisable until 10 days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership of 4.9% or more of the outstanding Common Stock (or if already the beneficial owner of at least 4.9% of the outstanding Common Stock, by acquiring additional shares of Common Stock representing 0.001% or more of the shares of Common Stock then outstanding).

The Rights will expire on the earlier of (i) close of business on the fifth business day after the Company files with the SEC a Current Report on Form 8-K reporting the results of the 2016 annual meeting of stockholders of the Company (including any postponement or adjournment thereof) and (ii) the time at which the Board of Directors determines that the NOLs are fully utilized or no longer available under Section 382 of the Code. If, however, any person becomes an Acquiring Person, the Plan will not expire until March 1, 2026.

The Board of Directors may direct the Company to redeem the Rights for $0.001 per Right at any time before any person or group becomes an Acquiring Person. If the Board of Directors directs the Company to redeem any Rights, it must redeem all of the Rights. Once the Rights are redeemed, the only right of the holders of Rights will be to receive the redemption price of $0.001 per Right. The redemption price will be adjusted if the Company has a stock split or stock dividends of the Common Stock. The value of the Rights is de minimis.

5.	Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Common share equivalents of 207,586 and 128,159 for the three months ended March 31,  2016 and 2015, respectively, were excluded from the calculation as their effect was anti-dilutive. Common share equivalents of 86,359 and 99,703 for the nine months ended March 31, 2016 and 2015, respectively, were excluded from the calculation as their effect was anti-dilutive.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Basic and diluted EPS calculation:
Net income (loss)	$(1,176)	$848	$1,748	$692

Basic weighted average number of shares outstanding	9,168,978	9,096,255	9,147,681	9,057,710
Effect of dilutive securities:
Employee stock options	-	1,729	-	3,528
Restricted shares	-	34,274	80,285	73,915
Diluted weighted average number of shares outstanding	9,168,978	9,132,258	9,227,966	9,135,153

Basic EPS	$(0.13)	$0.09	$0.19	$0.08

Diluted EPS	$(0.13)	$0.09	$0.19	$0.08

6.	Fair Value Measurements

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

Our financial assets that are measured at fair value on a recurring basis as of March 31, 2016 are as follows:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$8,678	$8,678	$-	$-
Money market funds	10,053	10,053	-	-
Cash and cash equivalents	$18,731	$18,731	$-	$-

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2015 are as follows:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$15,406	$15,406	$-	$-
Money market funds	10,045	10,045	-	-
Cash and cash equivalents	$25,451	$25,451	$-	$-

7.	Sale of Product Line

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

The customer contracts and intellectual property sold had a net book value of $188 (which was included in intangible assets, net in our consolidated balance sheet). As a result of the sale, we also included $1,016 (net liability, consisting primarily of unearned deferred revenue) of related assets and liabilities not sold or transferred in the transaction in the calculation of the recorded gain. Additionally, we incurred $212 in legal, accounting and other expenses that would not have been incurred otherwise. As a result, we recorded a net gain of $4,116 in our condensed consolidated statement of operations for the nine months ended March 31, 2016.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016		2015

Operating profit (loss) related to multi-screen video analytics product line	$-	$(43)	$178	[1]	$(134)

[1]Through date of sale on September 9, 2015

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

8.	Income Taxes

Components of Provision (Benefit) for Income Taxes

The domestic and foreign components of income (loss) before the provision (benefit) for income taxes are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

United States	$(2,025)	$1,267	$298	$920
Foreign	407	297	846	559
Income (loss) before income taxes	$(1,618)	$1,564	$1,144	$1,479

We recorded an income tax benefit for our domestic and foreign subsidiaries of $442 and income tax expense of $716 during the three months ended March 31, 2016 and 2015, respectively, and an income tax benefit of $604 and income tax expense of $787 during the nine months ended March 31, 2016 and 2015, respectively. The components of the provision (benefit) for income taxes are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

United States	$(750)	$508	$(1,161)	$370
Foreign	308	208	557	417
Provision (benefit) for income taxes	$(442)	$716	$(604)	$787

For the three months ended March 31, 2016, the domestic tax expense is lower than the prior year primarily due to (1) lower pretax book income in the U.S. and (2) a lower annual estimated tax rate on domestic operations in the current fiscal year compared to the prior year. The foreign tax expense is higher than the prior year primarily due to (1) higher pretax book income in Japan offset by (2) a reduction in the statutory tax rate in Japan and (3) lower pretax book income in the U.K.

For the nine months ended March 31, 2016, the domestic tax expense is lower than the prior year primarily due to (1) the release of valuation allowance attributable to the tax impact of the gain on sale of our multi-screen video analytics product line and (2) lower pretax book income in the U.S. Any other domestic differences are due to differences in projected pretax book income and permanent book/tax differences between the two periods. The foreign tax expense is higher than the prior year primarily due to (1) higher pretax book income in Japan offset by (2) a reduction in the statutory tax rate in Japan and (3) lower pretax book income in the U.K.

Net Operating Losses

As of June 30, 2015, we had U.S. federal net operating loss carryforwards of approximately $92,943 for income tax purposes, of which none expire in fiscal year 2016, and the remainder expire at various dates through fiscal year 2035. We recently completed an evaluation of the potential effect of Section 382 of the Code on our ability to utilize these net operating losses. The study concluded that we have not had an ownership change for the period from July 22, 1993 to March 31, 2016. If we experience an ownership change as defined in Section 382 of the Code, our ability to use these NOLs will be substantially limited, which could therefore significantly impair the value of that asset. On March 1, 2016, we adopted a Tax Asset Preservation Plan in order to protect the value of our NOLs (see Note 4 – Tax Asset Preservation Plan).

As of June 30, 2015, we have state NOLs of $51,233 and foreign NOLs of $28,153. The state NOLs expire between fiscal year 2016 and fiscal year 2035. The foreign NOLs expire according to the rules of each country. Currently, none of the jurisdictions in which the Company has foreign NOLs are subject to expiration due to indefinite carryforward periods.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Valuation Allowance

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance, we consider our historical and future projected operations along with other positive and negative evidence in assessing if sufficient future taxable income will be generated to use the existing deferred tax assets. The following summarizes our conclusions on the need for a valuation allowance in each jurisdiction as of March 31, 2016:

U.S. - For the nine months ended March 31, 2016, we sold the assets associated with our multi-screen video analytics product line, generating a gain of $4,116. This realized gain will provide an additional source of income that will allow us to realize an additional amount of deferred tax assets. We recognized a release of $1,355 of the valuation allowance on federal and state NOLs that will be used to offset this gain. Other than this discrete item in fiscal year 2016, we do not believe that there has been a significant change in our business in the U.S. that would require a change to our conclusion at the end of fiscal year 2015 with regard to the realizability of our U.S. deferred tax assets. As of March 31, 2016, the Company continues to have a three-year cumulative accounting profit in the U.S. after adjusting for permanent tax items and certain non-recurring adjustments, including the current year gain on the sale of our multi-video product line. However, we have incurred recent operating losses within the U.S. jurisdiction and there continues to be significant uncertainty in our domestic operations due to consolidation within the cable industry and the introduction of our Aquari storage system into the marketplace. Should we continue to incur operating losses in the U.S. in the near future, it is possible that, when weighing all available positive and negative evidence, we may reestablish a valuation allowance on our U.S. deferred tax assets. The result of this event could be material in the period in which it occurs.

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

Other Foreign Jurisdictions - We also evaluated the need for a continued full valuation allowance against our foreign deferred tax assets in other jurisdictions. We concluded that a full valuation allowance against our deferred tax assets for other foreign jurisdictions was warranted due to, among other reasons, (i) the realized cumulative accounting losses, (ii) our long history of taxable losses and (iii) our uncertainty with respect to generating future taxable income in the near term given our recently completed projections and other inherent uncertainties in our business. However, in our German subsidiary, we are projecting improved operating results that may cause the three year cumulative accounting profit to become positive which may trigger a release of all or a portion of our valuation allowance on our German deferred tax assets. The result of this event could be material in the period in which it occurs.

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

Unrecognized Tax Benefits

The Company has evaluated its unrecognized tax benefits and determined that there has not been a material change in the amount of such benefits for the nine months ended March 31, 2016.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

9.	Share-Based Compensation

As of March 31, 2016, we had share-based compensation plans which are described in Note 11 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2015. We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. As of March 31, 2016, we had 83,582 stock options outstanding and 488,152 restricted shares outstanding (after giving effect to the retroactive rescission of 120,000 RSAs previously granted to our CEO as described in Note 2 - Immaterial Restatement of Previously Issued Financial Statements and Reclassification). During the nine months ended March 31, 2016, no stock options were granted or exercised; however, 8,097 stock options were cancelled. We recorded share-based compensation related to the issuance of restricted stock to employees and board members as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Share-based compensation expense included in the consolidated statement of operations:
Cost of sales	$8	$13	$16	$40
Sales and marketing	40	9	113	81
Research and development	7	24	85	75
General and administrative	124	85	347	301
Total	$179	$131	$561	$497

A summary of the activity of our time-based, service condition restricted shares during the nine months ended March 31, 2016, is presented below:

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2015(1)	250,690	$6.62
Granted	356,500	4.87
Vested	(70,050)	6.55
Forfeited	(54,375)	5.91
Non-vested at March 31, 2016	482,765	$5.41

(1)	Reflects the retroactive rescission of 120,000 restricted stock awards previously granted to the Company's president and CEO.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

During the nine months ended March 31, 2016, 20,500 previously granted performance-based restricted shares were forfeited due to a failure to meet performance goals associated with our fiscal year 2015 financial results. A summary of the activity of our performance-based restricted shares during the nine months ended March 31, 2016, is presented below:

Performance Stock Awards	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2015	25,887	$5.84
Granted	-	-
Vested	-	-
Forfeited	(20,500)	6.93
Non-vested at March 31, 2016	5,387	$6.96

10.	Inventories

Inventories consist of the following:

	March 31, 2016	June 30, 2015

Raw materials	$1,189	$1,403
Work-in-process	114	271
Finished goods	2,128	1,754
	$3,431	$3,428

11.	Property and Equipment, net

Property and equipment consists of the following:

	March 31, 2016	June 30, 2015

Leasehold improvements	$2,719	$2,723
Machinery and equipment	14,524	14,075
	17,243	16,798
Less: Accumulated depreciation	(14,398)	(14,350)
	$2,845	$2,448

During the nine months ended March 31, 2016, the Company wrote-off fully-depreciated property and equipment related to the sale of its multi-screen video analytics product line with an original cost of $260.

Depreciation expense for property and equipment was $405 and $412 for the three months ended March 31, 2016 and 2015, respectively, and $1,228 and $1,180 for the nine months ended March 31, 2016 and 2015, respectively.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

12.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2016	June 30, 2015

Accounts payable, trade	$4,869	$2,682
Accrued payroll, vacation and other employee expenses	2,862	2,332
Accrued income taxes	275	23
Dividend payable	72	71
Other accrued expenses	1,119	1,212
	$9,197	$6,320

13.	Pensions and Other Postretirement Benefits

Defined Contribution Plans

We maintain a retirement savings plan available to U.S. employees that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. We match 50% of the first 5% of the participants’ compensation invested by the employee in the 401(k) plan. We made matching contributions of $120 and $118 for the three months ended March 31, 2016 and 2015, respectively, and $332 and $339 for the nine months ended March 31, 2016 and 2015, respectively.

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our U.K. based employees. The Stakeholder Plan provides for discretionary matching contributions of between 4% and 7% of the employee’s salary. We contributed $9 and $15 to the Stakeholder Plan for the three months ended March 31, 2016 and 2015, respectively, and $35 and $44 for the nine months ended March 31, 2016 and 2015, respectively.

Defined Benefit Plans

The following table provides the components of net periodic pension cost of our German defined benefit pension plans recognized in earnings for the three and nine months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Net Periodic Benefit Cost
Interest cost	$24	$30	$72	$97
Expected return on plan assets	(5)	(13)	(16)	(44)
Recognized actuarial (gain) loss	12	9	(37)	31
Net periodic benefit cost	$31	$26	$19	$84

We contributed $4 and $5 to our German defined benefit pension plans for the three months ended March 31, 2016 and 2015, respectively, and $12 and $16 for the nine months ended March 31, 2016 and 2015, respectively. We expect to make additional, similar, quarterly contributions during the remaining quarter of our fiscal year 2016.

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

A summary of our revenue by geographic area is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

United States	$7,863	$9,396	$24,593	$28,645
Canada	1,203	1,544	4,774	3,485
Total North America	9,066	10,940	29,367	32,130

Japan	4,462	4,622	8,597	9,887
Other Asia-Pacific	643	285	1,334	1,230
Total Asia-Pacific	5,105	4,907	9,931	11,117

Europe	1,282	1,260	4,396	7,390

South America	3	3	12	9
Total revenue	$15,456	$17,110	$43,706	$50,646

15.	Concentration of Risk

The following table summarizes revenues by significant customer where such revenue accounted for 10% or more of total revenues for any one of the indicated periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Customer A	13%	16%	<10%	10%
Customer B	10%	<10%	<10%	10%
Customer C	<10%	<10%	14%	<10%

We assess credit risk through ongoing credit evaluations of customers’ financial condition, and collateral is generally not required. The following summarizes accounts receivable by significant customers for whom accounts receivable were 10% or more of total accounts receivables for any one of the indicated periods:

	March 31,	June 30,
	2016	2015

Customer C	10%	<10%
Customer D	10%	<10%
Customer E	10%	<10%
Customer G	<10%	37%

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

As of March 31, 2016, Customer E (a state government) owes us a total of $1,475 for maintenance contracts billed earlier in the current fiscal year. Since the state government has yet to approve a formal budget for its current fiscal year, the Company (as well as certain other vendors and suppliers to Customer E) have yet to receive payment of amounts owed. We believe that all amounts owed are fully collectible and have not placed any reserve against this account receivable. Other than those customers reflected in the table above, there were no other customers representing 10% or more of our trade receivables at March 31, 2016 and June 30, 2015.

The following summarizes purchases from significant vendors where such purchases accounted for 10% or more of total purchases for any one of the indicated periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Vendor A	20%	23%	20%	20%
Vendor B	<10%	26%	13%	21%
Vendor C	16%	<10%	<10%	<10%
Vendor D	13%	<10%	12%	<10%
Vendor E	10%	<10%	<10%	<10%
Vendor F	<10%	21%	<10%	17%

16.	Dividends

During the nine months ended March 31, 2016, our Board of Directors approved quarterly cash dividends as follows:

			Dividends Declared
Record Date	Payment Date	Type	Per Share	Total

September 15, 2015	September 29, 2015	Quarterly	$0.12	$1,146
December 15, 2015	December 29, 2015	Quarterly	$0.12	$1,157
March 15, 2016	March 29, 2016	Quarterly	$0.12	$1,159

			Total	$3,462

As of March 31, 2016, we recorded $228 of dividends payable to holders of restricted common stock who held restricted shares at the time of the dividend record dates and still hold those restricted shares as of March 31, 2016. Such dividends will be paid when the restrictions on a holder’s restricted common shares lapse. This dividend payable is divided between current payable and non-current payable in the amounts of $72 and $156, respectively, based upon the expected vesting date of the underlying shares. These holders of restricted common stock will receive the dividend payments as long as they remain eligible at the vesting date of the shares. Dividends payable at March 31, 2016 reflect the rescission of 120,000 RSAs as described in Note 2 – Immaterial Restatement of Previously Issued Financial Statements and Reclassification. For the nine months ended March 31, 2016, $59 of dividends payable were forfeited and returned to capital for restricted shares that were forfeited prior to meeting vesting requirements. Because the participants are not entitled to these dividends unless they complete the requisite service period for the shares to vest, they are not “participating dividends” as defined under ASC Topic 260-10, Earnings per Share.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

17.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes, for the nine months ended March 31, 2016:

	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at June 30, 2015	$(1,214)	$1,323	$109

Other comprehensive income (loss) before reclassifications	-	(202)	(202)
Amounts reclassified from accumulated other comprehensive income (loss)	10	-	10
Net current period other comprehensive income (loss)	10	(202)	(192)
Balance at March 31, 2016	$(1,204)	$1,121	$(83)

18.	Commitments and Contingencies

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

Severance Arrangements

Pursuant to the terms of the employment agreements with our executive officers and certain other employees, employment may be terminated by either the respective executive officer or us at any time. In the event the employee voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end. In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect. In the event our CEO resigns within three months of a change in control or the CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two, as well as incremental medical costs. Additionally, if terminated, our CEO and chief financial officer may be entitled to bonuses during the severance period. At March 31, 2016, the maximum contingent liability under these agreements is $1,969. Our employment agreements with certain of our employees contain certain offset provisions, as defined in their respective agreements.

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

As part of the Amendment, on February 11, 2016, the Company granted its CEO 15,000 RSAs under the Plan that will vest in substantially equal installments over three years on each anniversary of the grant date and 40,000 RSAs under the Plan that will vest on the third anniversary of the grant date, in each case such grants are subject to the terms of the Plan.

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

19.	Subsequent Events

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

Discussions concerning revenues in the context of geographic areas are based upon the location of our customers.

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

Our content delivery solutions consist of software, hardware and services for intelligently streaming video content to a variety of consumer devices and storing and managing content in the network. Our streaming video and storage products and services are deployed by service providers to support consumer-facing video services including live broadcast video, video-on-demand and time-shifted video applications such as cloud-based digital video recording. We have recently introduced Aquari, our new unified scale-out storage solutions product to our content delivery and other third-party customers. In September 2015, we sold our multi-screen video analytics product line for collecting and analyzing data related to content delivery applications.

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

Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The following table sets forth summarized consolidated financial information for the three months ended March 31, 2016 and 2015, as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Three Months Ended March 31,		$	%
	2016	2015	Change	Change

Product revenue	$10,772	$11,327	$(555)	(4.9)%
Service revenue	4,684	5,783	(1,099)	(19.0)%
Total revenue	15,456	17,110	(1,654)	(9.7)%

Product cost of sales	5,676	4,578	1,098	24.0%
Service cost of sales	1,821	2,447	(626)	(25.6)%
Total cost of sales	7,497	7,025	472	6.7%

Product gross margin	5,096	6,749	(1,653)	(24.5)%
Service gross margin	2,863	3,336	(473)	(14.2)%
Total gross margin	7,959	10,085	(2,126)	(21.1)%

Operating expenses:
Sales and marketing	4,252	3,410	842	24.7%
Research and development	3,467	3,484	(17)	(0.5)%
General and administrative	2,150	1,628	522	32.1%
Total operating expenses	9,869	8,522	1,347	15.8%
Operating income (loss)	(1,910)	1,563	(3,473)	(222.2)%

Interest income, net	15	2	13	650.0%
Other income (expense), net	277	(1)	278	NM (1)
Income (loss) before income taxes	(1,618)	1,564	(3,182)	(203.5)%
Provision (benefit) for income taxes	(442)	716	(1,158)	(161.7)%
Net income (loss)	$(1,176)	$848	$(2,024)	(238.7)%

(1)	NM denotes percentage is not meaningful

Product Revenue. Total product revenue for the three months ended March 31, 2016 was $10.8 million, a decrease of $0.5 million, or 4.9%, from $11.3 million for the three months ended March 31, 2015. The decrease in total product revenue was due to a decrease in our content delivery product revenue partially offset by an increase in real-time product revenue, as described below.

Content delivery product revenue decreased $1.7 million, or 22.2%, for the three months ended March 31, 2016 compared to the prior year period. The three months ended March 31, 2016 includes $1.3 million of revenue from our new Aquari storage product solution. The period-over-period decrease in content delivery product revenue resulted from the following:

•	North American content delivery product revenue decreased by $1.7 million, or 32.2%. The current year period includes $0.9 million in revenue for the initial sales of our new Aquari storage systems to existing content delivery customers in North America; however, we experienced an overall decline in content delivery system revenues due to a large purchase of our content delivery system solution by a new customer in the prior year period that did not purchase again in the current year period. Additionally, we experienced a decline in content delivery solutions volume to another larger customer and a decrease of $0.1 million in revenues as a result of the sale of our multi-screen video analytics product line in September 2015.
26

•	European content delivery product revenue increased by $0.6 million. European content delivery product revenue fluctuates from period to period primarily due to the product upgrade and expansion patterns of our customers. Additionally, the current year period includes $0.4 million in revenue for the initial sales of our new Aquari storage systems sale to an existing customer in Europe.
•	Asia-Pacific content delivery product revenue decreased by $0.6 million, or 26.2%, as our largest customer in Japan purchased a lower volume of systems in the current period compared to the prior year period.

Fluctuation in content delivery product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue. Our content delivery product revenue is also subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate.

Real-time product revenue increased $1.1 million, or 29.9%, for the three months ended March 31, 2016 compared to the prior year period. The period-over-period increase in real-time product revenue resulted primarily from the following:

•	North American real-time product revenue increased by $0.5 million, or 36.1%.
•	European real-time product revenue decreased by $0.2 million, or 48.0%.
•	Asia-Pacific real-time product revenue increased by $0.8 million, or 42.5%, primarily in Japan.

Revenue from defense contractors and the government tend to vary by quarter and year, and are dependent upon government initiatives and funding availability.

Service Revenue. Total service revenue for the three months ended March 31, 2016 was $4.7 million, a decrease of $1.1 million, or 19.0%, from $5.8 million for the three months ended March 31, 2015 due to a decrease in content delivery service revenue of $1.1 million, or 32.2%. The decrease in content delivery service revenues reflects a decrease of $0.6 million in service revenues as a result of the sale of our multi-screen video analytics product line in September 2015 and an additional $0.4 million decrease due to lower installation revenue.

Product Gross Margin. Product gross margin was $5.1 million for the three months ended March 31, 2016, a decrease of $1.7 million, or 24.5%, from $6.8 million for the three months ended March 31, 2015. Product gross margin as a percentage of product revenue declined to 47.3% for the three months ended March 31, 2016 from 59.6% for the three months ended March 31, 2015 primarily due to lower gross margins on certain content delivery sales to some of our larger customers and lower than average gross margins on the initial sales of our new Aquari storage product solution.

Service Gross Margin. Service gross margin was $2.9 million for the three months ended March 31, 2016, a decrease of $0.4 million, or 14.2%, from $3.3 million for the three months ended March 31, 2015. Gross margin on service revenue increased to 61.1% of service revenue for the three months ended March 31, 2016 from 57.7% of service revenue for the three months ended March 31, 2015. The increase in service margin as a percentage of service revenue was primarily due the elimination of fixed costs used to support our service organization. Additionally, the $0.6 million decrease in service cost of sales primarily resulted from (1) a $0.3 million decrease in excess and obsolescence charges for our spare parts inventories used in warranty-related services and (2) a $0.2 million decrease in overall service cost of sales as a result of the sale of our multi-screen video analytics product line in September 2015, primarily in customer service personnel costs.

Sales and Marketing. Sales and marketing expenses increased approximately $0.8 million, or 24.7%, to $4.3 million for the three months ended March 31, 2016 from $3.5 million for the three months ended March 31, 2015. This period-over-period increase primarily resulted from (1) a $0.6 million increase in sales personnel and related costs primarily in the U.S. and Japan to help expand penetration of our existing products in our target markets and new markets for our Aquari storage solutions product, (2) a $0.2 million increase in commissions due in large part to the increase in sales headcount, partially offset by (3) a $0.1 million overall sales and marketing expenses decrease as a result of the sale of our multi-screen video analytics product line in September 2015, primarily related to personnel costs.

Research and Development. Research and development expenses were $3.5 million for each of the three months ended March 31, 2016 and 2015. While there was no overall change to research and development costs between the periods, we experienced (1) a $0.3 million increase in personnel costs in the U.S. to support our product and strategic growth initiatives, offset by (2) a $0.4 million decrease in overall research and development expenses as a result of the sale of our multi-screen video analytics product line in September 2015, primarily related to personnel costs.

General and Administrative. General and administrative expenses increased approximately $0.5 million, or 32.1%, to $2.1 million for the three months ended March 31, 2016 from $1.6 million for the three months ended March 31, 2015. This increase was primarily due to (1) a $0.3 million general corporate bonus accrual, (2) $0.1 million in professional fees associated with our Tax Asset Preservation Plan and (3) $0.1 million increase in personnel costs.

Other Income (Expense), net. During the three months ended March 31, 2016, we recognized $0.3 million of realized currency translation gains compared to less than $0.1 million of realized currency translation losses in the three months ended March 31, 2015. These gains and losses result from the impact of the changes in value of the British pound, euro and Japanese yen, relative to the U.S. dollar, on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our European and Japanese subsidiaries for which the British pound, euro and Japanese yen are the functional currencies.

Benefit for Income Taxes. We recorded an income tax benefit of $0.4 million for the three months ended March 31, 2016 compared to $0.7 million income tax expense for the three months ended March 31, 2015. For the three months ended March 31, 2016, the domestic tax expense component is lower than the prior year primarily due to (1) lower pretax book income in the U.S. and (2) a lower annual estimated tax rate on domestic operations in the current fiscal year compared to the prior year. The foreign tax expense component is higher than the prior year primarily due (1) higher pretax book income in Japan offset by (2) a reduction in the statutory tax rate in Japan and (3) lower pretax book income in the U.K.

In jurisdictions other than the U.S., U.K. and Japan, we either generate net operating losses or occasionally utilize some of the net operating loss carryforward amounts. However, because of the cumulative accounting losses in those jurisdictions, we maintain a full valuation allowance on those losses. This results in no net income tax provision impact in those jurisdictions as of March 31, 2016.

Net Income (Loss). Our net loss for the three months ended March 31, 2016 was $1.2 million, or a $0.13 loss per basic and diluted share, compared to net income for the three months ended March 31, 2015 of $0.8 million, or $0.09 income per basic and diluted share.

 Results of Operations for the Nine Months Ended March 31, 2016 Compared to the Nine Months Ended March 31, 2015

The following table sets forth summarized consolidated financial information for the nine months ended March 31, 2016 and 2015, as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Nine Months Ended March 31,		$	%
	2016	2015	Change	Change

Product revenue	$29,240	$34,881	$(5,641)	(16.2)%
Service revenue	14,466	15,765	(1,299)	(8.2)%
Total revenue	43,706	50,646	(6,940)	(13.7)%

Product cost of sales	12,670	14,897	(2,227)	(14.9)%
Service cost of sales	5,844	7,159	(1,315)	(18.4)%
Total cost of sales	18,514	22,056	(3,542)	(16.1)%

Product gross margin	16,570	19,984	(3,414)	(17.1)%
Service gross margin	8,622	8,606	16	0.2%
Total gross margin	25,192	28,590	(3,398)	(11.9)%

Operating expenses:
Sales and marketing	11,443	10,889	554	5.1%
Research and development	11,066	10,164	902	8.9%
General and administrative	6,103	6,027	76	1.3%
Gain on sale of product line, net	(4,116)	-	(4,116)	NM (1)
Gain on sale of intangible assets, net	-	(339)	339	(100.0)%
Total operating expenses	24,496	26,741	(2,245)	(8.4)%
Operating income	696	1,849	(1,153)	(62.4)%

Interest income, net	23	7	16	228.6%
Other income (expense), net	425	(377)	802	(212.7)%
Income before income taxes	1,144	1,479	(335)	(22.7)%
Provision (benefit) for income taxes	(604)	787	(1,391)	(176.7)%
Net income	$1,748	$692	$1,056	152.6%

(1)	NM denotes percentage is not meaningful

Product Revenue. Total product revenue for the nine months ended March 31, 2016 was $29.2 million, a decrease of $5.6 million, or 16.2%, from $34.9 million for the nine months ended March 31, 2015 due to a decrease in both our real-time product and content delivery product revenue, as described below.

Content delivery product revenue decreased $3.6 million, or 18.3%, for the nine months ended March 31, 2016 compared to the prior year period. The nine months ended March 31, 2016 includes $1.3 million of revenue from our new Aquari storage product solution. The period-over-period decline in content delivery product revenue resulted from the following:

•	North American content delivery product revenue decreased by $0.4 million, or 3.6%. The decrease in North America also is the result of a decrease of $0.4 million in revenues as a result of the sale of our multi-screen video analytics product line in September 2015. Additionally, the current year period includes $0.9 million in revenue for the initial sales of our new Aquari storage systems to existing content delivery customers in North America; however, current period North American video system sales were more evenly spread among numerous customers, but resulted in a decrease of approximately $0.9 million amongst these customers.
29

•	European content delivery product revenue decreased by $1.3 million, or 37.3%. In the prior year period, we delivered our network DVR technology as part of an existing European customer’s expansion of its existing system. The current year period includes $0.4 million in revenue for the initial sales of our new Aquari storage systems sale to an existing customer in Europe. European content delivery product revenue fluctuates from period to period primarily due to the product upgrade and expansion patterns of our customers.
•	Asia-Pacific content delivery product revenue decreased by $1.9 million, or 41.8% as our largest customer in Japan purchased a lower dollar volume of systems in the current year.

Fluctuation in content delivery product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue. Our content delivery product revenue is also subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate.

Real-time product revenue decreased $2.0 million, or 13.4%, for the nine months ended March 31, 2016 compared to the prior year period. The period-over-period decline in real-time product revenue resulted primarily from the following:

•	North American real-time product revenue decreased $1.8 million, or 20.5%.
•	European real-time product revenue decreased $0.7 million, or 47.0%.
•	Asia-Pacific real-time product revenue increased $0.5 million, or 11.4%.

Revenue from defense contractors and government customers tend to vary by quarter and year, and are dependent upon government initiatives and funding availability.

Service Revenue. Total service revenue for the nine months ended March 31, 2016 was $14.5 million, a decrease of $1.3 million, or 8.2%, from $15.8 million for the nine months ended March 31, 2015. This decrease was primarily due to a decrease in content delivery service revenue of $1.6 million, or 18.1%, partially offset by an increase in real-time service revenue of $0.3 million, or 4.1%. The decrease in content delivery service revenues is primarily due to a decrease of $1.5 million in service revenues as a result of the sale of our multi-screen video analytics product line in September 2015. The remainder of fiscal year 2016 will continue to show lower content delivery service revenues due to the sale of our multi-screen video analytics product line; however, we expect that trend to reverse beyond the current fiscal year with service and maintenance revenues associated with our new Aquari storage product.

Product Gross Margin. Product gross margin was $16.6 million for the nine months ended March 31, 2016, a decrease of $3.4 million, or 17.1%, from $20.0 million for the nine months ended March 31, 2015. Product gross margin as a percentage of product revenue declined slightly to 56.7% for the nine months ended March 31, 2016 from 57.3% for the nine months ended March 31, 2015 primarily due to lower than average gross margin recognized on the initial sales of our new Aquari products in the current year. Product gross margin decreased in terms of dollars during the nine months ended March 31, 2016, compared to the same period in the prior year, due to the lower volume of our product sales to both content delivery and real-time customers.

Service Gross Margin. Service gross margin was $8.6 million for each of the nine months ended March 31, 2016 and 2015. Gross margin on service revenue increased to 59.6% of service revenue for the nine months ended March 31, 2016 from 54.6% of service revenue for the nine months ended March 31, 2015. The increase in service margin as a percentage of service revenue was primarily due the elimination of fixed costs used to support our service organization. Additionally, the $1.3 million decrease in service cost of sales primarily resulted from (1) a $0.6 million decrease in overall service cost of sales as a result of the sale of our multi-screen video analytics product line in September 2015, primarily in customer service personnel costs, (2) a $0.2 million decrease in service personnel costs in the U.S. (excluding the personnel related to the sale of our multi-screen video analytics product line) and (3) a $0.3 million decrease in excess and obsolescence charges for our spare parts inventories used in warranty-related services.

Sales and Marketing. Sales and marketing expenses increased approximately $0.5 million, or 5.1%, to $11.4 million for the nine months ended March 31, 2016 from $10.9 million for the nine months ended March 31, 2015. This period-over-period increase primarily resulted from (1) a $0.9 million increase in personnel costs primarily in the U.S., (2) a $0.2 million increase in recruiting fees, partially offset by (3) a $0.5 million decrease in overall sales and marketing expenses as a result of the sale of our multi-screen video analytics product line in September 2015, primarily related to personnel costs.

Research and Development. Research and development expenses increased approximately $0.9 million, or 8.9%, to $11.1 million for the nine months ended March 31, 2016 from $10.2 million for the nine months ended March 31, 2015. This increase was primarily due to (1) a $1.6 million increase in personnel costs during the nine months ended March 31, 2016 resulting from an increase in development personnel to support our product and strategic growth initiatives, (2) a $0.3 million increase in allocations of facilities and information technology charges, partially offset by (3) a $1.0 million decrease in overall research and development expenses as a result of the sale of our multi-screen video analytics product line in September 2015, primarily related to personnel costs and (4) a $0.2 million decrease in recruiting fees.

General and Administrative. General and administrative expenses increased approximately $0.1 million, or 1.3%, to $6.1 million for the nine months ended March 31, 2016 from $6.0 million for the nine months ended March 31, 2015. This slight increase was primarily due to (1) a $0.3 million bonus paid to our chief executive officer in connection with the execution of an amendment to his employment agreement in October 2015, (2) a $0.3 million general corporate bonus accrual, (2) $0.2 million in professional fees, (3) a $0.1 million increase in personnel costs, partially offset by (4) a $1.0 million decrease in chief executive officer transition costs incurred during the nine months ended March 31, 2015.

Gain on Sale of Product Line, net. During the nine months ended March 31, 2016, we sold the customer contracts and intellectual property related to our multi-screen video analytics product line for $3.5 million. The recorded net gain of $4.1 million included (1) customer contracts and intellectual property with a net book value of $0.2 million, (2) related assets and liabilities not sold or transferred in the transaction of $1.0 million (net liability, consisting primarily of unearned deferred revenue) and (3) legal, accounting and other expenses of $0.2 million that would not have been incurred otherwise.

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

Other Income (Expense), net. During the nine months ended March 31, 2016, we recognized approximately $0.4 million of realized currency translation gains compared to $0.4 million of realized currency translation losses in the nine months ended March 31, 2015. These gains and losses result from the impact of the changes in value of the British pound, euro and Japanese yen, relative to the U.S. dollar, on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our European and Japanese subsidiaries for which the British pound, euro and Japanese yen are the functional currencies.

Provision (Benefit) for Income Taxes. We recorded a $0.6 million income tax benefit for the nine months ended March 31, 2016 compared to $0.8 million income tax expense for the nine months ended March 31, 2015. For the nine months ended March 31, 2016, the domestic tax expense component is lower than the prior year primarily due to (1) the release of valuation allowance attributable to the tax impact of the gain on sale of our multi-screen video analytics product line and (2) lower pretax book income in the U.S. Any other domestic differences are due to differences in projected pretax book income and permanent book/tax differences between the two periods. The foreign tax expense component is higher than the prior year primarily due to (1) higher pretax book income in Japan offset by (2) a reduction in the statutory tax rate in Japan and (3) lower pretax book income in the U.K.

The prior year domestic tax provision is comprised primarily of non-cash deferred income tax expense, as we will be able to utilize net operating losses to offset nearly all cash taxes. In jurisdictions other than the U.S., U.K. and Japan, we either generate net operating losses or occasionally utilize some of the net operating loss carryforward amounts. However, because of the cumulative accounting losses in those jurisdictions, we maintain a full valuation allowance on those losses. This results in no net income tax provision impact in those jurisdictions as of March 31, 2016.

Net Income. Our net income for the nine months ended March 31, 2016 was $1.7 million, or $0.19 income per basic and diluted share, compared to net income for the nine months ended March 31, 2015 of $0.7 million, or $0.08 income per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, product and service costs, operating results and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

•	our reliance on a small customer base, typically represented by a small number of large, concentrated orders (the largest three customers accounted for 29% of total revenue in each of the nine months ended March 31, 2016 and 2015);

•	our content delivery product revenue is subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate;

•	the rate of growth or decline or change in market, if any, of content delivery market expansions and the pace that video service companies implement, upgrade or replace content delivery technology;

•	our investment strategy into the storage solutions market;

•	the impact of the global economic conditions on our business and our customers, including European Union austerity measures;

•	our ability to renew maintenance and support service agreements with customers and retain existing customers;

•	the impact of U.S. government sequestration on our business and our customers;

•	the rate of growth or decline, if any, of deployment of our real-time products;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	our future access to capital;

•	our ability to manage expenses consistent with the rate of growth or decline in our markets;

•	our exploration and evaluation of strategic alternatives;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product and service sales;

•	timing of product shipments, which typically occur during the last month of the quarter;

•	the impact of delays of product acceptance from our customers;

•	the percentage of sales derived from outside the U.S. where there are generally longer accounts receivable collection cycles;

•	the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital;

•	the rate of growth or decline, if any, of sales to the government and government related entities;

•	the impact of delays in payments from our customers; and

•	the use of cash to pay quarterly and special dividends.

Uses and Sources of Cash

We used $4.6 million and generated $3.5 million of cash from operating activities during the nine months ended March 31, 2016 and 2015, respectively. Operating cash outflows during the nine months ended March 31, 2016 were primarily attributable to the increase in accounts receivable created by certain larger sales that occurred late in the current quarter due to the timing of orders and shipments. Operating cash flows during the nine months ended March 31, 2015 were primarily attributable to the collection of advanced maintenance billings that were recorded as deferred revenue.

We invested $1.6 million and $1.5 million in property and equipment during the nine months ended March 31, 2016 and 2015, respectively. Capital additions during each of these periods were primarily related to: (1) development and test equipment for our development group, (2) demonstration systems used by our sales and marketing group and (3) facilities improvements. We expect capital additions to increase during the remainder of our current fiscal year and into our next fiscal year, primarily to support our continuing investment in our new Aquari storage solutions product.

During the nine months ended March 31, 2016, we sold the customer contracts and intellectual property related to our multi-screen video analytics product line for $3.5 million. Cash proceeds from the transaction consisted of $2.8 million paid immediately after closing. The balance of the sales price is payable in cash by June 30, 2016, less any portion used to make indemnification payments in connection with the sale, if any.

During the nine months ended March 31, 2015, we sold a block of IPv4 addresses to a single buyer for cash. This block of non-strategic IPv4 addresses, which was recorded at $0 book value, had not been a material part of our ongoing operations. The proceeds of $0.3 million on the sale of these IPv4 addresses were net of broker fees incurred to consummate the transaction.

We paid three quarterly cash dividends of $0.12 per share during each of the nine months ended March 31, 2016 and 2015. We intend to pay a regular quarterly cash dividend on shares of our common stock subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant. We believe that a portion of our dividends may be treated as a return of capital to stockholders, rather than dividend income, as we believe dividend payments may exceed our cumulative earnings and profits.

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

At March 31, 2016, we had working capital (current assets less current liabilities) of $23.9 million including cash and cash equivalents of $18.7 million. At June 30, 2015, we had working capital of $26.5 million, including cash and cash equivalents of $25.5 million. At March 31, 2016, we had no material commitments for capital expenditures.

As of March 31, 2016, approximately $2.7 million, or 14.4% of our cash is in foreign accounts and there is no expectation that any foreign cash would need to be transferred from these foreign accounts to cover operations in the next 12 months. Based upon our existing cash balances and short-term investments, historical cash usage and anticipated operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital, dividend payments and capital expenditure requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products and certain other matters. In evaluating estimated losses on these indemnifications, we consider factors such as the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of loss. These obligations did not have a material impact on our financial statements during the periods presented. See Note 18 – Commitments and Contingencies to the condensed consolidated financial statements for the additional disclosures regarding indemnification.

Critical Accounting Policies and Estimates

The SEC defines “critical accounting estimates” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies and estimates are disclosed under the section “Application of Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. Our critical accounting estimates have not changed in any material respect during the three months ended March 31, 2016.

Recent Accounting Guidance

See Note 3 – Recent Accounting Guidance to our accompanying condensed consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and the expected effects on our consolidated results of operations and financial condition.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this quarterly report may constitute “forward-looking statements” within the meaning of the federal securities laws. When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, market share, new market growth, payment of dividends, ability to utilize our net deferred tax assets and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of our forward-looking statements in this report include, but are not limited to the impact of our content delivery strategy on our business; the impact of our tax valuation allowance release on future income tax provisions and income taxes paid; expected level of capital additions; our expected cash position; the impact of interest rate changes and fluctuation in currency exchange rates; our sufficiency of cash; the impact of litigation and the payment of dividends. These statements are based on beliefs and assumptions of our management, which are based on currently available information. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: the potential consolidation of the markets that we serve; U.S. Government sequestration; European austerity measures; delays or cancellations of customer orders; non-renewal of maintenance and support service agreements with customers; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; margins of our products to capture new business; fluctuations and timing of large content delivery orders; doing business in the People’s Republic of China; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products; the impact of reductions in force on our operations; rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes and currency fluctuations; the impact of competition on the pricing of our products; failure to effectively service the installed base; the entry of new, well-capitalized competitors into our markets; the success of new content delivery solutions, including acceptance of our new storage solutions; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macroeconomic environment; continuing unevenness of the global economic recovery; privacy concerns over data collection; our ability to utilize net operating losses to offset cash taxes in the event of an ownership change as defined by the Internal Revenue Service; earthquakes, tsunamis, floods and other natural disasters in areas in which our customers and suppliers operate; the process of evaluation of strategic alternatives; the availability of debt or equity financing to support our liquidity needs and the other risks and uncertainties discussed in this report.

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

Evaluation of Controls and Procedures

We conducted an evaluation as of March 31, 2016, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In connection with our evaluation of the immaterial errors in our consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows as of and for the year ended June 30, 2015 discussed in Note 2 to our condensed consolidated financial statements included herein, management concluded that because of the material weakness identified in our internal control over financial reporting discussed below, our disclosures controls and procedures were not effective as of March 31, 2016.

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

Remediation of Identified Material Weakness

In response to the material weakness described above, we are currently exploring remediation actions to review certain new hire and annual grants for compliance with and availability under our stock incentive plans.

Changes in Internal Control

There were no changes to our internal controls over financial reporting during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

We are not presently involved in any material litigation. However, we are, from time to time, party to various routine legal proceedings arising out of our business. See Note 18 – Commitments and Contingencies to our condensed consolidated financial statements for additional information about legal proceedings.

Item 1A.	Risk Factors

We are exploring strategic alternatives and there can be no assurance that we will be successful in identifying, or completing any strategic alternative or that any such strategic alternative will yield additional value for shareholders.

Our Company has commenced a review of strategic alternatives which could result in, among other things, a sale, a merger, consolidation or business combination, asset divestiture, partnering or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions, or continuing to operate with our current business plan and strategy. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We also cannot assure that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

Additional risk factors are discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015. There have been no material changes to our risk factors as previously disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description of Document

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.8	Certificate of Designations of Series B Participating Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2016).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.2	Form of Series B Participating Preferred Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form 8-A (No. 001-37706)).

10.1	Amendment to Employment Agreement dated October 15, 2015 between Concurrent Computer Corporation and Derek Elder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2015).

10.2	Tax Asset Preservation Plan, dated as of March 1, 2016, between Concurrent Computer Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2016).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

101.LAB**	XBRL Labels Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

* Required earnings per share data is provided in the Notes to the condensed consolidated financial statements in this report. ** Included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2016	CONCURRENT COMPUTER CORPORATION

By:	/s/ Emory O. Berry
Emory O. Berry
Chief Financial Officer and Executive Vice President of Operations
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description of Document

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.8	Certificate of Designations of Series B Participating Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2016).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.2	Form of Series B Participating Preferred Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form 8-A (No. 001-37706)).

10.1	Amendment to Employment Agreement dated October 15, 2015 between Concurrent Computer Corporation and Derek Elder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2015).

10.2	Tax Asset Preservation Plan, dated as of March 1, 2016, between Concurrent Computer Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2016).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

101.LAB**	XBRL Labels Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

* Required earnings per share data is provided in the Notes to the condensed consolidated financial statements in this report. ** Included herewith.

