Form 10-K
period 2016-06-30
CONCURRENT COMPUTER CORP/DE
filed 2016-08-30
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2016

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 001-37706

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

Large accelerated filer     ☐       Accelerated filer    ☐     Non-accelerated filer   ☐     Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of December 31, 2015 was approximately $45,529,184 based on the closing price of $4.95 of our common stock as reported by the NASDAQ Global Market on December 31, 2015. There were 9,630,127 shares of common stock outstanding as of August 25, 2016.

Certain portions of the Registrant's Proxy Statement to be used in connection with Registrant's 2016 Annual Meeting of Stockholders scheduled to be held on October 26, 2016 are incorporated by reference in Part III hereof.

Concurrent Computer Corporation
2016 Form 10-K Annual Report
Table of Contents

PART I

Certain statements made or incorporated by reference in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the federal securities laws. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Certain risks and uncertainties which could affect our financial condition or results are discussed below under the heading “Risk Factors” and in the discussion under the heading “Cautionary Note Regarding Forward-Looking Statement on page 42 herein. Our forward-looking statements are based on current expectations and speak only as of the date of such statements. When we use the terms “Concurrent,” “we,” “our,” and “us,” we mean Concurrent Computer Corporation and its subsidiaries. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

Item 1. Business.

Overview

Concurrent is a global software and solutions company that develops advanced applications on a core foundation of high performance Linux® and storage technologies. We serve industries and customers that demand uncompromising performance, reliability and flexibility to gain a competitive edge, drive meaningful growth and confidently deliver best-in-class solutions that enrich the lives of millions of people around the world every day. Our business is comprised of two segments for financial reporting purposes, products and services, which we provide for each of these markets.

Our content delivery solutions consist of software, hardware and services for intelligently streaming video content to a variety of consumer devices and storing and managing content in the network. Our streaming video and storage products and services are deployed by service providers to support consumer-facing video applications including live broadcast video, video-on-demand (“VOD”) and time-shifted video services such as cloud-based digital video recording (“cDVR”). Our multi-workload, scale-out storage products are ideally suited for a wide-range of enterprise IT and video applications that require advanced performance, very large storage capacities, and a high degree of reliability. In September 2015, we sold our multi-screen video analytics product line for collecting and analyzing data related to content delivery applications (see Note 5 to the consolidated financial statements).

Our real-time solutions consist of real-time Linux operating system versions, development and performance optimization tools, simulation software and other system software combined, in many cases, with computer platforms and services. These real-time products are sold to a wide variety of companies seeking high performance, real-time computer solutions in the defense, aerospace, financial and automotive markets around the world.

We were incorporated in Delaware in 1981 under the name Massachusetts Computer Corporation.

As soon as reasonably practicable after filing with the Securities and Exchange Commission (“SEC”), we make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available, free of charge, on the Investors page of our website (www.concurrent.com), under the ‘Company’ tab in the SEC Filings section. We have adopted a code of ethics that is applicable to all employees as well as a code of ethics applicable to our principal executive, financial, and accounting officers. Both of these ethics policies are posted on the Investors page of our website (www.concurrent.com), under the ‘Company’ tab in the Corporate Governance section. Copies of these documents will be furnished upon written request delivered to the following address: Attn: Corporate Secretary, 4375 River Green Parkway, Suite 100, Duluth, Georgia 30096. If we amend or change our code of ethics applicable to our principal executive, financial and accounting officers or grant a waiver under such code, we will disclose these events through our website. No information from our website is incorporated within this filing.

The Content Delivery Market

Our content delivery solutions are used by cable, telecommunications and Internet service providers to offer live broadcast, VOD and time-shifted video services to their consumer customers. Digital video consumption has grown steadily year-over-year and streaming services have become a critical source of revenue for video service providers around the world. In a recent forecast from research and consulting firm Strategy Analytics, consumer spending on streaming services is expected to rise by 22% in 2016 relative to 2015. Nearly two-thirds of global respondents (65%) in a Nielsen online survey in 61 countries say they watch some form of VOD programming. In fact, the same Nielsen survey suggests that VOD is becoming a regular part of consumers’ daily viewing habits noting 43% of those who watch VOD programming do so daily.

Consumer use of Internet-based subscription video services is also on the rise. According to eMarketer, for the first time, Internet-based streaming video services are being used in more than 50% of U.S. TV households in 2016, an increase of 8% relative to 2015. According to the NPD Group’s Connected Intelligence Smartphone and Tablet Usage Report, mobile usage is also growing with 81% of all U.S. smartphone users now streaming video on their devices.

New services like cDVR are also beginning to roll out, enabling consumers to record and store live video programming in a remote digital network and watch it whenever they choose, on any device, over both fixed and wireless networks. According to market research from Technavio, the global cDVR market is expected to grow at a compounded annual growth rate (“CAGR”) of almost 31% between 2016 and 2020.

The Scale-out Storage Market

Scale-out storage is a network-attached storage architecture in which the total amount of disk space can be expanded through the addition of devices in connected arrays whereby new hardware can be added and configured as the need arises. The market for scale-out software-defined storage (“SDS”) is growing rapidly. According to global research firm Markets and Markets, the SDS market is estimated to grow from $4.7 billion in 2016 to $22.6 billion in 2021, an estimated CAGR of 36.7% from 2016 to 2019. Growth in the SDS market is powered by a variety of factors, including the need for exabyte capacities and more open, elastic and scalable deployment architectures than can be supported with traditional hardware-based storage solutions. According to the 2016 data center storage market report from RnR Market Research, a key growth driver for SDS will be new data center construction in support of big data analytics, Internet of Things (“IoT”) applications, and cloud-based IT services that require more flexible, software-based storage solutions. A study by Gartner, Inc. predicts that SDS systems will surpass traditional enterprise storage markets by 2020, with 70% to 80% of unstructured data being stored in storage hardware managed by SDS systems.

The Real-Time Computing Market

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

Our Linux operating system, debugging software applications and performance optimization tools are used by companies in a variety of industries to improve the performance of their applications on commercial hardware platforms. Our operating system supports real-time applications, delivering ultra-low latency response time of less than five (5) microseconds. Our software tools are designed to provide developers with a better understanding of how applications interact with the underlying Linux operating system, enabling companies to deliver higher performance products in less time, and to run them with greater reliability.

Business Strategy

Content Delivery Product Line

Our content delivery strategy is to develop products that enable service providers to deliver a more compelling video entertainment experience on every screen. Our solutions are designed to provide a seamless evolutionary path that enables customers to support today’s business requirements while also taking advantage of next generation technologies that deliver the advanced features required to succeed in tomorrow’s video entertainment landscape. We offer flexible and scalable solutions comprised of software bundled with standard commercial hardware, as well as software-only solutions that can be deployed on customer provided hardware. Our proven, best-in-class solutions include features to address both classic televisions as well as Internet connected consumer devices from a common solution architecture. We market products that encode, transcode, record, protect, distribute, intelligently cache, and stream video content to a variety of viewing devices. Our content delivery solutions support live and on-demand services including broadcast TV, multi-screen VOD, time-shifted TV, and cDVR services.

Storage Product Line

Our storage strategy is focused on providing open, scalable storage solutions that serve the multi-workload requirements of a broad range of enterprise IT and video markets. Our solutions are software-defined, enabling them to be more easily managed and configured to support each customer’s unique application and scaling requirements. We employ open source storage software along with our core Linux technology and experience to deliver a high performance storage platform that can scale to exabyte capacity levels. We continue to enhance our Aquari™ scale-out storage solution to expand the range of supported features, improve the management and control software, and perform integrations with a variety of technology partners to support market-specific requirements.

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

Products and Services

Our business is comprised of two segments for financial reporting purposes: products and services. Our products fall into three principal groups, content delivery, storage and real-time. In addition, we provide technical support for our products. For fiscal year 2016, our products segment accounted for 68% of our revenue and our service segment accounted for 32% of our revenue. For more information about the financial results of each of our segments, see Note 12 to the consolidated financial statements.

Content Delivery Products

UpShift™ Unified Content Delivery Solution. Concurrent’s unified content delivery solution combines our innovative video encoding, transcoding, recording, storage and delivery software modules with standard commercial hardware sourced from leading original equipment manufacturers (“OEMs”). Our content delivery products allow video service providers to build regional, national and global content delivery networks (“CDNs”) to stream video to any screen. We believe our modular, software-based approach provides our customers with the ability to more easily deploy new systems, expand those deployments, and add services over time. Our unified solution provides a common software framework for delivering video to traditional set-top boxes (“STBs”) as well as Internet connected devices over both private and public networks. Our design goal is to provide seamless end-user viewing of the highest quality on any device and to offer a seamless migration path for service providers that are evolving their proprietary video networks toward more flexible IP delivery networks and cloud-based video distribution.

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

Storage Products

Aquari™ is an open, software-defined, scale-out storage solution that supports a wide variety of applications and workloads. Powered by our storage-optimized real-time enhancements for Linux, Aquari delivers the scalability and performance required to address the needs of enterprise IT and video customers. Based on open source Ceph storage software, Aquari delivers unmatched flexibility by combining multiple types of storage into a single platform, which means one storage solution can address the storage needs of multiple applications within an organization. With its intuitive controls, single point of management, and resilient, self-healing technology, Aquari reduces the time and effort associated with managing traditional storage solutions.

Real-Time Products

Our real-time products include hardware and software solutions designed for the automotive, aerospace, energy, manufacturing and defense markets. Our software solutions include RedHawk Linux, an open source real-time operating system featuring extremely low latency, advanced tuning features, and real-time determinism. Application performance on the RedHawk Linux OS can be optimized using NightStar tools, a GUI-based set of development tools that enable users to debug, analyze, and tune application software running in CPU and GPU based computing environments. The pairing of our RedHawk Linux OS and NightStar tools offers application developers a greater degree of visibility and control of how their applications run on commercial hardware versus traditional operating systems. Customers can deploy our RedHawk Linux OS on our iHawk and ImaGen servers, which are based on the latest Intel® and AMD®-technologies and are optimized for simulation, data acquisition and process-control applications. We also offer application software that is used to support real-time simulation and testing applications. SIMulation Workbench delivers a complete framework for developing and executing real-time hardware-in-the-loop (“HIL”) and man-in-the-loop (“MIL”) simulations. SIGnal Workbench is a programmable real-time signal conditioning solution and GPU Workbench is a development platform for real-time applications using NVIDIA® CUDA® technology.

Services

Product Support. We offer worldwide hardware and software maintenance and support services for our products. Our services include installation, integration, training, on-site maintenance, 24x7 telephone support, return-to-factory warranty, depot repair, troubleshooting, operational support, and software support services.

Managed Services. Prior to the sale of our multi-screen video analytics product line in September 2015 (see Note 5 to the consolidated financial statements), we offered a comprehensive set of professional services to customers using our multi-screen video analytics solutions. Services included monitoring of data transmissions, confirmation of data integrity, system maintenance, installation of updates and monitoring of data delivery between customer systems.

Custom Engineering and Integration Services. We also provide custom engineering and integration services in the design of special hardware and software to help our customers with their specific applications. This may include custom modifications to our products or integration of third-party interfaces or devices into our systems prior to delivery to our customers. Many customers use these services to migrate existing applications from earlier generations of our systems or our competitors’ systems.

Professional Services. We offer additional professional services in connection with our solutions, including additional onsite services, enhanced monitoring services, site audits, and other consulting services related to our products.

Sales and Marketing

We sell our solutions in the U.S. primarily through our direct field sales team supported by consultants and our sales support group. Our sales force has significant experience in content delivery, real-time, and storage applications. Outside North America, we utilize a direct sales force based in our facilities in France, Germany, Japan, China, Hong Kong and the United Kingdom. Our global sales efforts are augmented by a variety of channel partners (resellers and system integrators).

Customers

We derive revenue from a limited number of customers. Our products are typically assembled and shipped in the same quarter the purchase order is received, and as a result, we typically have minimal backlog. Our backlog for content delivery, storage and real-time products and services at June 30, 2016 totaled $9.4 million compared to $8.6 million at June 30, 2015.

We have purchase agreements with many customers, but these agreements typically do not require minimum purchases of our products. As a result, sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers' budgets for capital expenditures and new product introductions.

A significant portion of our content delivery solutions revenue has come from, and is expected to continue to come from, sales to service providers. Charter Communications/Time Warner Cable (“Charter/TWC”; Charter Communications and Time Warner Cable merged in May 2016) represented 21%, 11% and 17% of our total revenue for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. Cox Communications, Inc. (“Cox”) represented 7%, 9% and 15% of our total revenue for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. No other customer of content delivery solutions accounted for more than 10% of our total revenue during fiscal years 2016, 2015 and 2014.

Although we sell our real-time products to large customers, our customer base is generally more diversified than our content delivery business. For the fiscal years ended June 30, 2016, 2015 and 2014, no single real-time customer accounted for more than 10% of total revenue.

We derive a significant portion of our real-time product revenue from the supply of products to U.S. Government prime contractors and agencies of the U.S. Government. The supplied systems include RedHawk, iHawk, ImaGen, and other configurations with certain systems incorporating custom enhancements requested by the customer. We sell these integrated computer systems to prime contractors, including Lockheed Martin Corporation, The Boeing Company, Northrop Grumman Corporation, Raytheon Company and other Fortune 500 companies. We also supply spare parts, upgrades, and engineering consulting services and system maintenance. For the fiscal years ended June 30, 2016, 2015 and 2014, we recorded $9.7 million, $12.0 million and $10.1 million, respectively, in revenue to U.S. Government prime contractors and agencies of the U.S. Government. These amounts represented 16%, 19% and 14% of total revenue in fiscal years 2016, 2015 and 2014, respectively. Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, failure to exercise options, changes in government policies and the imposition of budgetary constraints.

New Product Development

We are committed to the development of new technology and rapid innovation. Research and development costs are expensed when incurred and aggregated $14.2 million, $13.6 million and $13.0 million in fiscal years 2016, 2015 and 2014, respectively. See Part II, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for explanations of changes in research and development expenses. The following development strategies are indicative of the general direction of product development activities. Due to the inherent uncertainty involved with product development, we cannot guarantee the availability of future products and features.

Concurrent is focusing our new product development efforts on solutions that leverage our core competencies and strong legacy of high performance and reliability. New product development consists of feature and performance enhancement of our existing products and solutions, as well as new products intended to address our current and new markets. New product initiatives include:

Content Delivery Products. Our research and development strategies for our content delivery products are based on market demands and emerging trends in the content delivery marketplace. We continue to advance the features set and capabilities of our content delivery solutions. We are focused on broadening the range and diversity of customers we serve with our product line and are introducing new features that will enable us to reach beyond our core markets. We are also working on cloud-native solutions that enable our products to operate in new environments to support the needs of Internet-based video service providers that rely on cloud-based infrastructure and over-the-top delivery. We also continue to integrate our own CDN products with technologies provided by third-party vendors and partners, with the goal of providing a complete end-to-end solution that can deliver content to consumers on any device.

Storage Products. Research and development strategies for our storage products are dedicated to improving the ease of use, scaling features, and integration of our solution with third-party systems. We continue to focus on enhancing our management console to make our storage platforms easier to deploy, scale, monitor and maintain. We are also working to improve the performance of our storage solutions in both throughput and capacity to support a wide range of usage scenarios. In support of these different usage scenarios, we are also working with a variety of third-party solution providers to integrate our systems to ensure a seamless and low-risk deployment for our customers.

Real-Time Products. Our research and development strategies for real-time are focused on enhancing our products to serve the needs of our existing customer base and developing new features required to expand our addressable markets. We continue to enhance our RedHawk real-time Linux operating system to advance its low-latency features and improve the capabilities of our related software tools. We are also expanding the number of environments we support, by introducing features targeted at the embedded Linux market. We continue to develop new products and features for the automotive simulation and testing market to make it easier for automakers to model and test new system components using our core real-time technologies. As new hardware platforms are made available, we are also optimizing our solutions to ensure they can take advantage of the latest advances in server technology.

Competition

Our content delivery, storage and real-time products are sold into highly-competitive environments, driven by rapid technological innovation. All of the product groups compete based upon features, reliability, scalability, service, and price. Due in part to the range of performance and applications capabilities of our products, we compete in various markets against a number of companies.

The major competitors of our content delivery solutions currently include the following: Adobe Systems Incorporated, Akamai Technologies, ARRIS Group, Inc., Broadpeak, Cisco Systems, Inc., Edgeware AB, Ericsson AB, Harmonic, Inc., Nokia Corporation and Wowza Media Systems, LLC.

Our storage solutions compete with offerings sold by Formation Data Systems, Nexenta Systems, Inc., Coho Data, Inc., Caringo, Inc., DataDirect Networks and Tegile Systems, Inc.

Our real-time product line competes with a number of companies, including: (1) companies providing competitive Linux and other real-time operating systems or tools for time-critical systems, including Red Hat, Inc., Wind River Systems, Inc. and Lynx Software Technologies, Inc.; (2) companies involved in simulation and data acquisition, including dSpace, GmbH, National Instruments Corporation and Opal RT Technologies, Inc.; (3) customers who may choose to integrate their own in-house, real-time products using standard commercial hardware and open-source Linux operating systems and tools; and (4) computer companies that provide solutions for high-performance image generation, including Quantum3D, Inc. and Rockwell Collins, Inc.

Additional competitors with significant market presence and financial resources, including computer hardware and software companies, content providers and television equipment manufacturers, including digital set-top box manufacturers, may enter our markets, thereby further intensifying competition. Potential future competitors may also include one or more of the parties with whom we currently have a strategic relationship. Although we have copyright and other intellectual property rights with respect to much of the technology incorporated in our content delivery, storage and real-time products, our strategic partners have not agreed to refrain from competing against us. Increased competition could result in price reductions that would adversely affect our business, financial condition and results of operations. Many of our current and potential future competitors have significantly greater financial, technical, sales, marketing and other resources than we do, and greater brand name recognition. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our markets.

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

We own twelve U.S. patents: Nos. 7,877,468, 8,079,052, 8,505,057, 8,522,268, 8,650,601, 8,695,031, 8,763,044, 8,943,218, 8,972,600, 9,241,174, 9,288,536 and 9,113,233 and have multiple patent applications pending in the U.S. We have also obtained a patent license to a patent portfolio (13 patents, 29 patent applications, and all additions, divisionals, continuations, continuations-in-part, extensions, reissues and foreign counterparts thereof) which is now owned by Alcatel-Lucent, now part of Nokia Corporation (the “Patent License”). These patents cover multiple interactive television, targeted advertising, and on-demand technologies. The portfolio includes U.S. Patent Nos. 5,623,595 and 5,805,804 (“Subject Patents”). In addition to our original license, on September 28, 2007, Concurrent obtained a separate patent license to the Subject Patents from Broadband Royalty Corporation (“BBR”), with assurances from its parent company, C-COR Incorporated. BBR co-owns the Subject Patents with Alcatel-Lucent.

We have entered into licensing agreements with several third-party software developers and suppliers. Generally, such agreements grant us non-exclusive, worldwide term licenses to distribute software as part of the solutions we market.

Suppliers

We sometimes purchase product components or subcontract assembled components from a single supplier in order to obtain the required technology and the most favorable price and delivery terms. These components include systems, system boards, memory, CPUs, mother boards, storage devices, software, and chassis. We purchase product components from the following single suppliers: Arrow Electronics, Inc., Avnet, Inc. (“Avnet”), CSP, Inc., Curtiss-Wright Corporation, Dell, Inc., (“Dell”), Dot Hill Systems Corporation (“Dot Hill”), General Electric, General Standards Corporation, Intel Corporation, Kardios Systems Corporation, KMA Systems LLP, MBX Systems (“MBX”), North Atlantic Industries. Inc., Oracle Corporation, Qlogic Corporation, Seagate Technology, LLC, Super Micro Computer, Inc. and Western Digital Technologies, Inc. Comparable products are available from other sources and would conform to our system specifications with moderate engineering effort. Single-source suppliers accounting for 10% or more of these purchases during the fiscal year ended June 30, 2016 were Avnet (18%), MBX (16%) and Dell (13%). During the fiscal year ended June 30, 2015, Dell (20%), Avnet (19%) and Dot Hill (15%), were the only single-source suppliers accounting for 10% or more of these purchases. During the fiscal year ended June 30, 2014, Dot Hill (23%), Dell (18%) and Avnet (13%) were the only single-source suppliers accounting for 10% or more of these purchases.

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

In connection with orders from the U.S. federal government and government contractors, we are in some circumstances subject to U.S. federal government procurement regulations that may provide the buyer with the right to audit and review our performance, as well as our compliance with applicable laws and regulations. In addition, our business is subject to government regulation based on the products we sell, such as obtaining an export license or an end-use certificate from the buyer in certain circumstances. In the U.S., these requirements include, among others, the U.S. Export Administration Regulations, International Traffic in Arms Regulations and the economic sanctions and embargo laws enforced by the Office of Foreign Assets Control. If a government audit uncovers improper or illegal activities, or if we are alleged to have violated any laws or regulations governing the products we sell under our government contracts, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies.

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

Environmental Matters

We purchase, use, and arrange for certified disposal of chemicals used in the product assembly process at our Pompano Beach, Florida facility. As a result, we are subject to federal and state environmental protection and community right-to-know laws. Additionally, we export our products around the world where there are additional environmental regulations. These laws could have the effect of limiting our capital expenditures and thus could have a material adverse effect on our business, financial condition and results of operations. Violations of such laws can result in the imposition of substantial remediation costs and penalties. We believe we are in compliance with all material environmental laws and regulations.

Employees

As of June 30, 2016, we had 251 employees and contractors worldwide. Of these employees and contractors, 195 were located in the U.S. and 56 were located internationally. Our employees are not unionized.

Financial Information About Foreign And Domestic Operations And Export Sales

A summary of net sales (consolidated net sales reflects sales to unaffiliated customers) attributable to our foreign and domestic operations for the fiscal years ended June 30, 2016, 2015 and 2014 is presented in Note 12 to the consolidated financial statements included herein.

Item 1A. Risk Factors.

The following are various material risks we currently face. You should carefully consider each of the following risks and all of the other information in this Annual Report on Form 10-K before investing in our securities. If any of the following risks and uncertainties develops into actual events, our business, financial condition and results of operations could be materially and adversely affected. If that happens, the trading prices of our common stock and other securities we may issue in the future could decline significantly. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

The risk factors below contain forward-looking statements regarding Concurrent. Actual results could differ materially from those set forth in the forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” on page 42.

Risks Related to Our Business

A significant portion of our revenue has been, and is expected to continue to be, concentrated in a small number of customers and our customer base may be subject to further consolidation. If we are unsuccessful in maintaining or expanding relationships with these customers or lose any of these customers, our business will be adversely affected.

If we are unsuccessful in maintaining key relationships with existing customers, if our existing customers’ purchasing levels are reduced or they choose to upgrade their services with solutions from our competitors, or if our existing customers’ capital expenditure cycles are interrupted due to consolidation, our business will be materially adversely affected. Further, if we are unsuccessful in establishing relationships with other large companies or experience problems in any of our systems, our ability to attract new customers and sell additional products to existing customers will be materially adversely affected.

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

We typically do not have written agreements that require customers to purchase fixed minimum quantities of our products. Our sales to specific customers tend to, and are expected to continue to, vary from year-to-year, depending on such customers’ budgets for capital expenditures and new product introductions. Further, such expenditures may be reduced, delayed or cancelled as a result of global economic conditions, the performance of each of these customers’ businesses, and the impact of changes in capital spending cycles.

In North America, service providers have widely adopted video services over the past decade. Many will be reluctant to change vendors as systems are upgraded due to the integration into their network, and some may opt for internally-developed solutions. In addition, we may focus on smaller service providers in order to expand market penetration and increase revenue and these opportunities may require more sales and marketing resources while resulting in smaller relative order sizes. As a result, future opportunities for new sales of content delivery solutions into these markets may be challenging and/or limited.

We depend on a small number of domestic cable multiple system operators (“MSOs”) for a substantial proportion of our domestic revenues. Any decrease or delay in capital spending for advanced technologies harms our operating results, financial condition and cash flows.

The capital spending patterns of our existing and potential customers are dependent on a variety of factors, including:

•	annual budget cycles;
•	technology adoption cycles and network architectures of service providers, and evolving industry standards that may impact them;
•	changes in general economic conditions;

•	changes in spending relative to consolidation activities;
•	changes in strategic focus;
•	competitive pressures, including pricing pressures; and
•	discretionary customer spending patterns.

We expect these sales to continue to constitute a substantial proportion of our revenues for the foreseeable future. Demand for our products will depend on the magnitude and timing of capital spending by service providers on advanced technologies for constructing and upgrading their network infrastructure. Further demand will also depend on customers’ continuing to upgrade and expand their offerings with our solutions. Continued slowdowns or delays in this spending would likely have a material adverse impact on our quarterly revenues and could result in net losses.

A loss of our government contracts and/or orders would have a material adverse effect on our business.

We derive a significant portion of our revenues from the supply of systems under government contracts and/or orders. For the fiscal years ended June 30, 2016 and 2015, we recorded $9.7 million and $12.0 million, respectively, in revenue to U.S. Government prime contractors and agencies of the U.S. Government. These sales represent approximately 16% and 19% of our total revenues in the fiscal years ended June 30, 2016 and 2015, respectively. Government business is subject to many risks, such as delays in funding, reduction or modification of contracts or subcontracts, changes in governmental policies or regulations which could significantly increase the cost of doing business with the government and the imposition of budgetary constraints. Many governments are struggling to balance their budgets which could further reduce funding for contracts. A loss of government contract revenues would have a material adverse effect on our business, results of operations and financial condition.

We depend on U.S. Government customers for a significant portion of our revenue, and sequestration (automatic, across-the-board U.S. Government budgetary spending cuts) currently required under the Budget Control Act of 2011 and the Bipartisan Budget Act of 2013 continues to have potential adverse consequences on our future business.

U.S. Government spending priorities and Department of Defense spending levels continue to be uncertain and difficult to predict and may be affected by numerous factors, including whether sequestration is currently required under the Budget Control Act of 2011 and the Bipartisan Budget Act of 2013 and quantifying it actual impact on the Department of Defense budget and other programs. A shift in U.S. Government spending priorities, or a reduction in total U.S. Government spending, could have material adverse consequences on our future business.

If the U.S. Government budget process results in a prolonged shutdown or prolonged operation under a continuing resolution, we may experience further delayed orders, delayed payments, declines in revenues, profitability and cash flows.

Sales to the U.S. Government, prime contractors and agencies of the U.S. Government represented between 16% and 19% of our total revenues in each of the past 2 fiscal years and our expected revenue for fiscal year 2017 and beyond depends, in part, on receiving a similar level of new orders from the U.S. Government, which remains uncertain and difficult to predict. If the U.S. Government budget process results in a prolonged shutdown or prolonged operation under a continuing resolution, we may experience delayed orders, delayed payments, declines in revenues, profitability and cash flows. All of the aforementioned conditions could have a material adverse effect on our business and financial outlook, our operating results and our financial condition.

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

We are exploring strategic alternatives, but there can be no assurance that we will be successful in identifying or completing any strategic alternative or that any such strategic alternative will yield additional value for stockholders.

We have commenced a review of strategic alternatives which could result in, among other things, a sale, merger, consolidation or business combination, asset divestiture, partnering or other collaboration agreements, or potential acquisitions or recapitalizations, in one or more transactions, or continuing to operate with our current business plan and strategy. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We also cannot assure that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

If we fail to develop and market new products and product enhancements in a timely manner, our business could be adversely affected.

Our future success is dependent on our development and marketing of new products and solutions that enhance our current products and achieve market acceptance. In addition, services, products or technologies developed by others may render one or more of our products or technologies uncompetitive, unmarketable or obsolete. Our future success will depend on our ability to continue to enhance our existing products, including development of new applications for our technology, and to develop and introduce new products to meet and adapt to changing customer requirements and emerging technologies. Our failure to respond or respond quickly enough to rapidly changing technologies could adversely affect our business, financial condition and results of operations. Our efforts to trim expenses in research and development could have the unintended consequence of impacting our delivery of new products or enhancements to existing products. Our inability to develop, on a timely basis, new products or enhancements to existing products, or the failure of such new products or enhancements to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.

We have invested, and will continue to invest, in new storage solutions. The failure of these products to gain market acceptance within the timeframes we expect or the failure of these products to perform well in field deployments could adversely affect our business, financial condition and results of operations. Further, delays in product or feature availability may impact our ability to address market opportunities. Performance problems in lab or field deployments could adversely impact our reputation in new storage markets. Better financed or more established competitors could prevent our entry into, or limit our success, in these new markets. There can be no assurance that we will be successful in pursuing our new storage products.

We are continuing to adapt our content delivery products to add features allowing deployments to cable, IPTV, and Internet CDN providers to enable multi-screen video delivery. The changes require new knowledge sets, especially in research and development, and will require us to develop and sell new products to new customers. A failure to execute on this transition, or execute quickly enough, will adversely affect our business.

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards and new product introductions and enhancements. There can be no assurance that we will be successful in enhancing our current and planned content delivery, storage and real-time products or developing, integrating and marketing new products that satisfy customer needs or achieve market acceptance. In addition, services, products or technologies developed by others may render one or more of our products or technologies uncompetitive, unmarketable or obsolete. Future technological advances may result in the availability of new products and services that could compete with our solutions or reduce the cost of existing products or services. Our future success will depend on our ability to continue to enhance our existing products, including development of new applications for our technology, and to develop and introduce new products to meet and adapt to changing customer requirements and emerging technologies. Further, announcements of currently planned or other new product offerings by our competitors may cause customers to defer purchase decisions or to fail to purchase our existing solutions. Our failure to respond to rapidly changing technologies could adversely affect our business, financial condition and results of operations.

Broadband Internet video services for televisions have gained traction and could replace or dilute revenue associated with current VOD services and limit or eliminate our service provider customers’ interest in our content delivery products.

A number of well-funded companies have launched services and are or will be capable of delivering Internet video services for home television viewing. As these products are developed, successfully deployed and embraced by consumers, our customers may discontinue purchases of our content delivery products.

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

We incurred net losses of $11.1 million, $0.2 million, $2.9 million, $3.3 million and $1.0 million in fiscal years ended June 30, 2016, 2015, 2012, 2011 and 2010, respectively. As of June 30, 2016, we had an accumulated deficit of approximately $189.3 million. We may have difficulty sustaining profitable operations and incur additional net losses in the future.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. We have reported material weaknesses in our financial reporting controls during the last three fiscal years. In future periods, we may identify deficiencies in our system of internal controls over financial reporting that may require remediation. There can be no assurances that any such future deficiencies identified may not be significant deficiencies or material weaknesses that would be required to be reported in future periods. Any control deficiency that we may identify in the future could adversely affect our stock price, results of operations or financial condition.

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

Key components of our content delivery, storage and real-time products utilize open source software on Linux platforms. Some open source software, especially that provided under the GNU Public License, is provided pursuant to licenses that limit the restrictions that may be placed on the distribution and copying of the provided code. Thus, it is possible that customers or competitors could copy portions of our software and freely distribute it. This could substantially impact our business and our ability to protect our products and future business.

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

The markets for content delivery, storage and real-time products are extremely competitive. Our competitors include divisions of larger public companies with an established presence in the industry, as well as well-funded start-ups. Further, as we expand the addressable markets for our product offerings, we encounter a different set of competitors. This intense competition has negatively impacted our content delivery solutions revenues and may severely impact our success and ability to earn additional revenue through expanding our content delivery solutions offerings.

A list of the primary competitors we face in both of our markets and a categorization of our competitors is included under the Competition heading in Part I, Item 1., the Business section of this Annual Report on Form 10-K for the year ended June 30, 2016.

We have a significant base of deployed content delivery products that our customers, over time, may decide to replace for products from other companies.

A significant number of our on-demand products have been deployed for several years and may be replaced with newer products or technologies. When our customers evaluate replacing those older products, they may choose a different vendor. If that were to occur, we would lose future revenue opportunities from expansion as well as maintenance revenue.

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

Sales to international customers accounted for approximately 40%, 46% and 42% of our revenue in fiscal years 2016, 2015 and 2014, respectively. Accordingly, our business is susceptible to numerous risks associated with international operations.

We are subject to a number of risks associated with international business activities that could increase our costs, lengthen our sales cycle and require significant management attention. These risks include:

•	compliance with, and unexpected changes in, regulatory requirements resulting in unanticipated costs and delays;
•	difficulties in compliance with export and re-export regulations governing U.S. goods and goods from our international subsidiaries;
•	lack of availability of trained personnel in international locations;
•	challenges in dealing with international channel partners;
•	tariffs, export controls and other trade barriers;
•	longer accounts receivable payment cycles than in the U.S.;
•	potential difficulty of enforcing agreements and collecting receivables in some foreign legal systems;
•	potential difficulty in enforcing intellectual property rights in certain foreign countries;
•	potentially adverse tax consequences, including restrictions on the repatriation of earnings;
•	the burdens of complying with a wide variety of foreign laws;
•	general economic and political conditions in international markets, including the impact of the U.K’s departure from the European Union; and
•	foreign currency exchange rate fluctuations.

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

Product failures may adversely affect our business, financial condition and results of operations. Despite our own testing, vendor testing and additional testing by current and potential customers, all errors or failures may not be found in our products prior to being deployed or, if discovered, successfully corrected in a timely manner. These errors or failures could cause delays in product introductions and shipments or require design modifications that could adversely affect our competitive position. Further, some errors may not be detected until the systems are deployed. In such a case, we may have to undertake substantial field replacement programs to correct the problem including the shipment of replacement parts. Our reputation may also suffer if our customers view our products as unreliable, whether based on actual or perceived errors or failures in our products.

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

Our future performance depends on the continued service of our senior management, engineering, sales and marketing personnel. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel. The loss of the services of one or more of our key personnel could seriously impact our business, especially the loss of highly specialized technical personnel. Our future success also depends on our continuing ability to attract, hire, train and retain highly skilled managerial, technical, sales, marketing and customer support personnel. In addition, new employees frequently require extensive training before they achieve desired levels of productivity. We do not carry key person life insurance on any of our employees.

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

A failure to detect fraud in the business could be serious.

We have observed an increase in minor instances of attempted fraud in the business, including unauthorized use of company credit cards and unauthorized banking transactions. While we are confident that we have comprehensive controls in place, there can be no assurances that all business fraud will be detected and/or thwarted. A loss related to fraud, especially an uninsured loss, could have an adverse effect on our business.

Risks Related to Our Industries

The cable and telecommunications industries are experiencing consolidation, which could result in delays or reductions in purchases of products and services, which could have a material adverse effect on our business.

We are experiencing the consolidation of many participants in the cable and telecommunications industries. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, possibly resulting in an immediate or future elimination of sales opportunities and future support revenue. Even if sales are not reduced, consolidation can also result in pressure from customers for lower prices or better terms, reflecting the increase in the total volume of products purchased, the elimination of a price differential between the acquiring customer and the company acquired or other factors. Consolidations could also result in delays in purchasing decisions by the affected companies prior to completion of the transaction and by the merged businesses. The purchasing decisions of the merged companies could have a material adverse effect on our business.

Our business is subject to governmental regulation. Any finding that we have been or are currently in noncompliance with such laws could result in, among other things, governmental penalties or class action lawsuits. Further, changes in existing laws or new laws may adversely affect our business.

We are subject to various international, U.S. federal, state and local laws affecting our content delivery, storage and real-time product lines. The television industry is subject to extensive regulation in the U.S. and other countries. Our content delivery solutions revenue is dependent upon the continued growth of the digital television industry in the U.S. and internationally. Broadband companies are subject to extensive government regulation by the FCC and other federal and state regulatory agencies. The 1984 Cable Act, which amended the Communications Act of 1934, established policies in the areas of ownership, channel usage, franchise provisions and renewals, subscriber rates and privacy, obscenity and lockboxes, unauthorized reception of services, equal employment opportunity, and pole attachments. The 1984 Cable Act also defined jurisdictional boundaries among federal, state and local authorities for regulating cable television systems which, among other provisions, allow for expanded regulatory powers when domestic cable penetration exceeds a threshold of 70% of U.S. households. Additional regulations could have the effect of limiting capital expenditures by our customers and thus could have a material adverse effect on our business, financial condition and results of operations. If we were found to be, or believed to be non-compliant with privacy laws, we could face substantial exposure to government fines or privacy litigation. In addition, new ‘net neutrality’ legislation or regulations could be implemented or interpreted in a way that curtails certain of our products’ uses within our customers’ data networks and adversely impacts our customers’ ability to operate those networks efficiently or profitably. This could impact our sales of those products. The enactment by federal, state or international governments of new laws or regulations could adversely affect our customers, and thereby materially adversely affect our business, financial condition and results of operations. Our real-time revenue is also subject to strict government regulation as the result of the government work we do. The regulations deal with security clearances, privacy, employment practices, pricing, purchasing, intellectual property and integrity. If we were ever found in violation or if out of compliance, our production and resultant revenues could be halted or significantly delayed.

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

During the fourth quarter of fiscal year 2014, we released $13.7 million of valuation allowances against our U.S. deferred tax assets. However, during the fourth quarter of fiscal year 2016, we reestablished $12.5 million of valuation allowances against our U.S. deferred tax assets and as of June 30, 2016, our U.S. deferred tax assets are fully reserved. Changes to our business in the future may require a release of our valuation allowances, which would result in additional tax benefits that would improve our net income. See Note 9 to the consolidated financial statements for further discussion.

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

Additionally, see the risk factor below that discusses our Tax Asset Preservation Plan adopted on March 1, 2016 designed to limit our exposure to an ownership change and as further discussed in Note 9 to the consolidated financial statements.

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

From time to time we complete an analysis of the ownership changes in our stock pursuant to Section 382 of the Internal Revenue Code. As of June 30, 2016, the ownership change was 27.7%, compared to 24.2% (revised from 29.7%) as of June 30, 2015. Future transactions and the timing of such transactions could cause an additional ownership change for Section 382 income tax purposes. Section 382 limits the ability of a company that undergoes an “ownership change,” which is generally defined as any change in ownership of more than 50% of its common stock over a three-year period, to utilize its net operating loss carryforwards and certain built-in losses or deductions, as of the ownership change date, that are recognized during the five-year period after the ownership change. Such transactions may include, but are not limited to, additional repurchases or issuances of common stock, or acquisitions or sales of shares of Concurrent stock by certain holders of our shares, including persons who have held, currently hold or may accumulate in the future five percent or more of our outstanding common stock for their own account. Most of these transactions are beyond our control. If an additional ownership change were to occur for purposes of Section 382, we would be required to calculate a new annual restriction on the use of our net operating loss carryforwards to offset future taxable income. Despite the reestablishment of a full valuation allowance on our U.S. net operating loss carryforwards in fiscal year 2016, we could lose all or a substantial part of the benefit of our accumulated net operating loss carryforwards if an ownership change pursuant to Section 382 does occur.

On March 1, 2016, we announced the adoption of a Tax Asset Preservation Plan (“TAPP”) designed to limit the Company’s exposure to an “ownership change,” as defined in Section 382. Such a change would severely limit the Company’s ability to use its net loss carryforwards and certain other tax attributes. There is no guarantee that the TAPP will prevent the Company from experiencing an ownership change and losing all or a substantial part of the benefit of the accumulated net operating loss carryforwards.

We currently intend to propose an amendment to our certificate of incorporation at our 2016 Annual Meeting of Stockholders that would establish ownership limitations designed to preserve the value of our net operating loss carryforwards in a manner similar to the TAPP. If our stockholders vote against this amendment, we may once again lose our ability to utilize all or a substantial portion of the benefit of our accumulated net operating loss carryforwards.

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

To date, the majority of our revenues have been denominated in U.S. dollars, while a significant portion of our international expenses are incurred in the local currencies of countries in which we operate. Because a portion of our business is conducted outside the U.S., we face exposure to adverse movements in foreign currency exchange rates specifically the Japanese yen, euro and British pound. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the U.S. where we often sell in dollars, and a weakened dollar could increase local currency operating costs. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the U.S. dollar using either the spot rate or the weighted-average exchange rate. If the U.S. dollar changes relative to applicable local currencies noted above, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations.

Our stock price has been volatile in the past and may be volatile in the future.

Our common stock is traded on the NASDAQ Global Market. For the 12 months ended June 30, 2016, the high and low prices reported on the NASDAQ Global Market were $6.65 and $4.54, respectively. Further, as of August 25, 2016, the closing price as reported on the NASDAQ Global Market was $5.08. The market price of our common stock may fluctuate significantly in the future in response to various factors, some of which are beyond our control, including, among others:

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

In addition, in recent years, the stock market in general, the NASDAQ Global Market and the market for technology companies in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations have been unrelated or disproportionate to the operating performance of these companies. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal facilities as of June 30, 2016 are listed below. All of the principal facilities are leased. Management considers all facilities listed below to be suitable for the purpose(s) for which they are used, including operations, research and development, sales, marketing, service, and administration.

Location	Principal Use	Expiration Date of Lease	Approx. Floor Area (Sq. Feet)

4375 River Green Parkway Suite 100 Duluth, Georgia 30096	Corporate Headquarters, Administration, Research and Development, Operations, Service, Sales and Marketing	December 2018	36,600

2881 Gateway Drive Pompano Beach, Florida 33069	Administration, Research and Development, Operations, Service, Sales and Marketing	December 2019	30,000

In addition to the facilities listed above, we also lease space in various domestic and international locations for use as development and sales and service offices.

Item 3. Legal Proceedings.

We are not presently involved in any material litigation. However, we are from time to time party to various routine legal proceedings arising out of our business. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of any currently existing proceedings, even if determined adversely, would not have a material adverse effect on our business, balance sheets or the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows in the period ended June 30, 2016.

Item 4A. Executive Officers of the Registrant.

Our officers are elected by the Board of Directors to hold office until their successors have been chosen and qualified or until earlier resignation or removal. Set forth below are the names, positions and ages of executive officers as of August 25, 2016:

Name	Position	Age

Derek Elder	President, Chief Executive Officer, and Director	45
Emory O. Berry	Chief Financial Officer and Executive Vice President of Operations	50

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

Fiscal Year 2016
Quarter Ended:	High	Low

September 30, 2015	$6.47	$4.54
December 31, 2015	$5.75	$4.59
March 31, 2016	$6.63	$4.81
June 30, 2016	$6.65	$4.97

Fiscal Year 2015
Quarter Ended:	High	Low

September 30, 2014	$8.10	$6.83
December 31, 2014	$7.66	$6.57
March 31, 2015	$7.26	$5.69
June 30, 2015	$6.63	$5.90

On August 25, 2016, the last reported sale price of our common stock on NASDAQ was $5.08 per share. As of August 25, 2016, there were 636 registered holders of record of our common stock.

In fiscal years 2016 and 2015, we paid four quarterly cash dividends of $0.12 per share of common stock. We intend to pay a regular quarterly cash dividend on our common shares subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant. We believe that a portion of our dividends may be treated as a return of capital to stockholders, rather than dividend income, as we believe dividend payments may exceed our cumulative earnings and profits.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the related notes thereto, which appear elsewhere herein. Except for the historical financial information, many of the matters discussed in this Item 7 may be considered “forward-looking” statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, elsewhere herein, including in Item 1A. Risk Factors and under the heading “Cautionary Note Regarding Forward Looking Statements” on page 42 herein.

Overview

We provide software, hardware and professional services for the content delivery market, storage solutions market and the high-performance, real-time market. Our business is comprised of two segments for financial reporting purposes, products and services, which we provide for each of these markets.

Our content delivery solutions consist of software, hardware and services for intelligently streaming video content to a variety of consumer devices and storing and managing content in the network. Our streaming video and storage products and services are deployed by service providers to support consumer-facing video services including live broadcast video, VOD and time-shifted video applications such as cDVR. We have recently introduced Aquari™, our new unified scale-out storage solutions product to our content delivery and other third-party customers. In September 2015, we sold our multi-screen video analytics product line for collecting and analyzing data related to content delivery applications (see Note 5 to the consolidated financial statements).

Our real-time solutions consist of real-time Linux operating system versions, development and performance optimization tools, simulation software and other system software combined, in many cases, with computer platforms and services. These real-time products are sold to a wide variety of companies seeking high-performance, real-time computer solutions in the defense, aerospace, financial and automotive markets around the world.

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

We have identified the following as accounting policies critical to us:

Revenue Recognition and Related Matters

The significant majority of the Company’s multiple element arrangements are accounted for under ASC 605-25, Multiple Element Arrangements. This guidance pertains to revenue arrangements with multiple deliverables, and accounting guidance on all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. While most of our arrangements contain a software element, because the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality, we meet the scope exception of ASC-985-605-15-4(e).

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

Prior to the sale of our multi-screen video analytics product line in September 2015 (see Note 5 to the consolidated financial statements), our sales model for multi-screen video analytics software products included the option for customers to purchase a perpetual license, a term license, or software as a service. Customers also have the option to purchase maintenance or managed services with their license. Revenue from these sales generally was recognized over the term of the various customer arrangements. Professional services attributable to implementation of our multi-screen video analytics software products or managed services are essential to the customers’ use of these products and services. We deferred commencement of revenue recognition for the entire arrangement until we had delivered the essential professional services or have made a determination that the remaining professional services are no longer essential to the customer. We recognized revenue for managed services and software-as-a-service arrangements once we commence providing the managed or software services and recognize the service revenue ratably over the term of the various customer contracts. In circumstances whereby we sold a term or perpetual license and maintenance or managed services, we commenced revenue recognition after both the software and service were made available to the customer and recognized the revenue from the entire arrangement ratably over the longer of the term license or service period, because we did not have vendor specific objective evidence (“VSOE”) for either our term licenses or our maintenance and managed services for multi-screen video analytics software solutions.

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

We also provide for obsolescence of our spares inventories. As these service parts age over the related product post-installation service life covered by a warranty, we reduce the net carrying value of our spare parts inventory to account for the excess that builds over the service life. For certain spare parts, our assessment also includes recent usage under the associated warranties. The post-installation warranty service life of our systems is generally three to five years and, at the end of the service life, the carrying value for these parts is typically reduced to zero.

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

In assessing the realizability of deferred tax assets, we consider whether it is more-likely-than-not that some portion or all of our deferred tax assets will not be realized. In determining whether or not a valuation allowance for deferred tax assets is needed, we evaluate all available evidence, both positive and negative, including: trends in operating income or losses; currently available information about future years; future reversals of existing taxable temporary differences; future taxable income exclusive of reversing temporary differences and carryforwards; taxable income in prior carryback years if carryback is permitted under the tax law; and tax planning strategies that would accelerate taxable amounts to utilize expiring carryforwards, change the character of taxable and deductible amounts from ordinary income or loss to capital gain or loss, or switch from tax-exempt to taxable investments. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

As of June 30, 2016, we maintain a full valuation allowance on our net deferred tax assets in all jurisdictions except Japan and the U.K. We believe that it is more-likely-than-not that the deferred tax assets will not be realized in the jurisdictions in which we maintain a full valuation allowance. We evaluated the recent trend operating results in the U.S. and concluded during the fourth quarter of fiscal year 2016 that it is now more-likely-than-not that we will be unable to realize our U.S. deferred tax asset. Based upon our recent operating losses and our estimate of future U.S. earnings due to our continued investment in our storage solutions product line, we reestablished a full valuation allowance in the U.S. during the fourth quarter of fiscal year 2016 resulting in a charge of approximately $12.5 million in our consolidated statement of operations. In Japan and the U.K., we believe that it is more-likely-than-not that we will realize our entire deferred tax inventory, and no valuation allowance is needed. See Note 9 to the consolidated financial statements for more information.

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

Defined Benefit Pension Plan

We maintain defined benefit pension plans (the “Pension Plans”) for a number of former employees of our German subsidiary (“participants”). In 1998, the Pension Plans were closed to new employees and no existing employees are eligible to participate, as all eligible participants are no longer employed by Concurrent. The Pension Plans provide benefits to be paid to all participants at retirement based primarily on years of service with Concurrent and compensation rates in effect near retirement. Our policy is to fund benefits attributed to participants’ services to date. The determination of our Pension Plans’ benefit obligations and expenses are dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the weighted average discount rate, the weighted average expected rate of return on plan assets and the weighted average rate of compensation increase. To the extent that these assumptions change, our future benefit obligation and net periodic pension expense may be positively or negatively impacted.

Selected Operating Data as a Percentage of Total Revenue

The following table sets forth our consolidated historical operating information, as a percentage of total revenues (unless otherwise noted) for the periods indicated:

	Year Ended June 30,
	2016	2015	2014
Revenue (% of total revenue):
Product	67.8%	68.1%	67.3%
Service	32.2	31.9	32.7
Total revenue	100.0	100.0	100.0

Cost of sales (% of respective revenue category):
Product	41.2	42.8	42.6
Service	39.7	45.1	44.5
Total cost of sales	40.7	43.5	43.2
Gross margin	59.3	56.5	56.8

Operating expenses:
Sales and marketing	25.8	22.5	20.2
Research and development	23.4	21.1	18.3
General and administrative	13.7	12.0	10.9
Gain on sale of product line, net	(6.7)	-	-
Gain on sale of intangible assets, net	-	(1.0)	-
Total operating expenses	56.2	54.6	49.4

Operating income	3.1	1.9	7.4

Interest income (expense), net	0.3	-	-
Other income (expense), net	1.1	(1.0)	(0.2)

Income before income taxes	4.5	0.9	7.2

Provision (benefit) for income taxes	22.8	1.2	(18.8)

Net loss	(18.3)	(0.3)	26.0

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

Amounts related to fiscal year 2015 give effect to the immaterial restatement as described in Note 4 to the consolidated financial statements.

Fiscal Year 2016 in Comparison to Fiscal Year 2015

The following table sets forth summarized consolidated financial information for each of the fiscal years ended June 30, 2016 and 2015, as well as comparative data showing increases and decreases between periods (dollars in thousands).

	Year Ended June 30,		$	%
	2016	2015	Change	Change

Product revenue	$41,454	$43,926	$(2,472)	(5.6)%
Service revenue	19,695	20,533	(838)	(4.1)%
Total revenue	61,149	64,459	(3,310)	(5.1)%

Product cost of sales	17,074	18,807	(1,733)	(9.2)%
Service cost of sales	7,819	9,262	(1,443)	(15.6)%
Total cost of sales	24,893	28,069	(3,176)	(11.3)%

Product gross margin	24,380	25,119	(739)	(2.9)%
Service gross margin	11,876	11,271	605	5.4%
Total gross margin	36,256	36,390	(134)	(0.4)%

Operating expenses:
Sales and marketing	15,748	14,530	1,218	8.4%
Research and development	14,288	13,588	700	5.2%
General and administrative	8,375	7,741	634	8.2%
Gain on sale of product line, net	(4,100)	-	(4,100)	NM (1)
Gain on sale of intangible assets, net	-	(664)	664	(100.0)%
Total operating expenses	34,311	35,195	(884)	(2.5)%
Operating income	1,945	1,195	750	62.8%

Interest income, net	165	12	153	1275.0%
Other income (expense), net	703	(618)	1,321	(213.8)%
Income before income taxes	2,813	589	2,224	377.6%
Provision for income taxes	13,926	778	13,148	1690.0%
Net loss	$(11,113)	$(189)	$(10,924)	5779.9%

(1) NM denotes percentage is not meaningful

Product Revenue. Total product revenue for fiscal year 2016 was $41.5 million, a decrease of $2.4 million, or 5.6%, from $43.9 million for fiscal year 2015 primarily due to a decrease in our content delivery product revenue, as described below.

Content delivery product revenue decreased $2.4 million, or 9.9%, for fiscal year 2016 compared to fiscal year 2015. Fiscal year 2016 includes $2.0 million of revenue from our new Aquari storage product solution (compared to $0.7 million of our predecessor storage product in fiscal year 2015). The year-over-year decline in content delivery product revenue resulted from the following:

•	North American content delivery product revenue increased by $1.5 million, or 9.5%. The increase in North America is primarily due to (1) an incremental $1.2 million in CDN revenues to existing and new customers, (2) $0.7 million in incremental revenue from the sales of our new storage systems to existing content delivery customers in North America, offset by (3) a decrease of $0.4 million in revenues as a result of the sale of our multi-screen video analytics product line in September 2015.
•	European content delivery product revenue decreased by $1.6 million, or 41.6%. In fiscal year 2015, we delivered our network DVR technology as part of an existing European customer’s expansion of its existing system. The current year period includes $0.7 million in revenue for sales of our new Aquari storage systems sale to existing CDN customers in Europe. European content delivery product revenue fluctuates from year to year primarily due to the product upgrade and expansion patterns of our customers.
•	Asia-Pacific content delivery product revenue decreased by $2.3 million, or 46.3%, as our largest customer in Japan purchased a lower dollar volume of systems in the current fiscal year.

Fluctuation in content delivery product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue. Our content delivery product revenue is also subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate.

Overall real-time product revenue remained flat and decreased $0.1 million, or less than 1%, for fiscal year 2016 compared to fiscal year 2015. The year-over-year decline in real-time product revenue resulted primarily from the following:

•	North American real-time product revenue decreased $1.2 million, or 10.8%, due to lower sales to U.S. governmental agencies.
•	European real-time product revenue decreased $0.8 million, or 42.8%, due to lower sales to European defense contractors and automotive customers.
•	Asia-Pacific real-time product revenue increased $1.9 million, or 28.2%., due to higher sales to Japanese defense contractors.

Revenue from defense contractors and government customers tend to vary by quarter and year, and are dependent upon government initiatives and funding availability.

Service Revenue. Total service revenue for fiscal year 2016 was $19.7 million, a decrease of $0.8 million, or 4.1%, from $20.5 million for fiscal year 2015. This decrease was primarily due to a decrease in content delivery service revenue of $1.3 million, or 11.9%, partially offset by an increase in real-time service revenue of $0.5 million, or 5.5%. The decrease in content delivery service revenues is primarily due to a decrease of $2.1 million in service revenues as a result of the sale of our multi-screen video analytics product line in September 2015. We expect to show higher service revenues in future periods as a result of increased service and maintenance revenues associated with our new Aquari storage product sales in the future.

Product Gross Margin. Product gross margin was $24.4 million for fiscal year 2016, a decrease of $0.7 million, or 2.9%, from $25.1 million for fiscal year 2015. Product gross margin as a percentage of product revenue increased to 58.8% for fiscal year 2016 from 57.2% for fiscal year 2015 primarily due a higher proportion of software-only sales in our real-time business partially offset by lower than average gross margin recognized on the sales of our new Aquari storage products in the current year. Product gross margin decreased in terms of dollars during fiscal year 2016, compared to fiscal year 2015, due to the lower volume of our product sales to our content delivery customers.

Service Gross Margin. Service gross margin was $11.9 million for fiscal year 2016, an increase of $0.6 million, or 5.4%, from $11.3 million for fiscal year 2015. Gross margin on service revenue increased to 60.3% of service revenue for fiscal year 2016 from 54.9% of service revenue for fiscal year 2015. The increase in service margin as a percentage of service revenue was primarily due the elimination of fixed costs used to support our service organization. Additionally, the $1.4 million decrease in service cost of sales primarily resulted from (1) a $0.8 million decrease in overall service cost of sales as a result of the sale of our multi-screen video analytics product line in September 2015, primarily in customer service personnel costs, (2) a $0.3 million decrease in service personnel costs in the U.S. (excluding the personnel related to the sale of our multi-screen video analytics product line) and (3) a $0.4 million decrease in excess and obsolescence charges for our spare parts inventories used in warranty-related services.

Sales and Marketing. Sales and marketing expenses increased approximately $1.2 million, or 8.4%, to $15.7 million for fiscal year 2016 from $14.5 million for fiscal year 2015. This year-over-year increase primarily resulted from (1) a $1.2 million increase in personnel and contractor costs primarily to support our new sales organization structure including the launch of our new Aquari storage product, (2) a $0.3 million increase in commissions, (3) a $0.3 million increase in recruiting fees, partially offset by (4) a $0.6 million decrease in overall sales and marketing expenses as a result of the sale of our multi-screen video analytics product line in September 2015, primarily related to personnel costs.

Research and Development. Research and development expenses increased approximately $0.7 million, or 5.2%, to $14.3 million for fiscal year 2016 from $13.6 million for fiscal year 2015. This increase was primarily due to (1) a $1.4 million increase in personnel costs during fiscal year 2016 resulting from an increase in development personnel to support our product and strategic growth initiatives, including our new Aquari storage product, (2) a $0.4 million increase in facilities and information technology costs resulting from our new research and development office in downtown Atlanta, partially offset by (3) a $1.3 million decrease in overall research and development expenses as a result of the sale of our multi-screen video analytics product line in September 2015, primarily related to personnel costs and (4) a $0.2 million decrease in recruiting fees as we utilized more referrals and in-house recruiting capabilities in fiscal year 2016.

General and Administrative. General and administrative expenses increased approximately $0.7 million, or 8.2%, to $8.4 million for fiscal year 2016 from $7.7 million for fiscal year 2015. This increase was primarily due to (1) a $0.3 million bonus paid to our chief executive officer in connection with the execution of an amendment to his employment agreement in October 2015, (2) a $0.5 million general corporate bonus accrual, (2) $0.4 million in professional fees, including costs related to our tax asset preservation plan and review of strategic alternatives, (3) a $0.3 million increase in personnel costs, partially offset by (4) a $1.0 million decrease in chief executive officer transition costs incurred during fiscal year 2015 that did not reoccur in fiscal year 2016.

Gain on Sale of Product Line, net. During fiscal year 2016, we sold the customer contracts and intellectual property related to our multi-screen video analytics product line for $3.5 million. The recorded net gain of $4.1 million included (1) customer contracts and intellectual property with a net book value of $0.2 million, (2) related assets and liabilities not sold or transferred in the transaction of $1.0 million (net liability, consisting primarily of unearned deferred revenue) and (3) legal, accounting and other expenses of $0.2 million that would not have been incurred otherwise.

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

Other Income (Expense), net. During fiscal year 2016, we recognized approximately $0.7 million of realized currency translation gains compared to $0.6 million of realized currency translation losses in fiscal 2015. These gains and losses result from the impact of the changes in value of the British pound, euro and Japanese yen, relative to the U.S. dollar, on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our European and Japanese subsidiaries for which the British pound, euro and Japanese yen are the functional currencies.

Provision for Income Taxes. We recorded a $13.9 million income tax provision for fiscal year 2016 compared to a $0.8 million income tax provision for fiscal year 2015. The amount for fiscal year 2016 is primarily due to $12.5 million in non-cash income tax expense related to the reestablishment of a full valuation allowance based on our evaulation that it is more-likely-than-not that some portion or all of the U.S. deferred tax assets will not be realized as a result of our recent trend of negative operating results in the U.S. expectations for future taxable income in the U.S. due to the continued investment in our new storage solutions product line. The foreign tax expense component is higher than the prior year primarily due to (1) higher pretax book income in Japan and the U.K. offset by (2) a reduction in the statutory tax rate in Japan.

In jurisdictions other than the U.K. and Japan, we either generate net operating losses or occasionally utilize some of the net operating loss carryforward amounts. However, because of the cumulative accounting losses in those jurisdictions, we maintain a full valuation allowance on those losses. This results in no net income tax provision impact in those jurisdictions as of June 30, 2016.

Net Loss. Our net loss for fiscal year 2016 was $11.1 million, or $1.21 loss per basic and diluted share, compared to a net loss for fiscal year 2015 of $0.2 million, or $0.02 loss per basic and diluted share.

Fiscal Year 2015 in Comparison to Fiscal Year 2014

The following table sets forth summarized consolidated financial information for each of the fiscal years ended June 30, 2015 and 2014, as well as comparative data showing increases and decreases between periods (dollars in thousands).

	Year Ended June 30,		$	%
	2015	2014	Change	Change

Product revenue	$43,926	$47,893	$(3,967)	(8.3)%
Service revenue	20,533	23,278	(2,745)	(11.8)%
Total revenue	64,459	71,171	(6,712)	(9.4)%

Product cost of sales	18,807	20,402	(1,595)	(7.8)%
Service cost of sales	9,262	10,356	(1,094)	(10.6)%
Total cost of sales	28,069	30,758	(2,689)	(8.7)%

Product gross margin	25,119	27,491	(2,372)	(8.6)%
Service gross margin	11,271	12,922	(1,651)	(12.8)%
Total gross margin	36,390	40,413	(4,023)	(10.0)%

Operating expenses:
Sales and marketing	14,530	14,350	180	1.3%
Research and development	13,588	13,019	569	4.4%
General and administrative	7,741	7,744	(3)	(0.0)%
Gain on sale of intangible assets, net	(664)	-	(664)	NM (1)
Total operating expenses	35,195	35,113	82	0.2%
Operating income	1,195	5,300	(4,105)	(77.5)%

Interest income (expense), net	12	(15)	27	(180.0)%
Other expense, net	(618)	(188)	(430)	228.7%
Income before income taxes	589	5,097	(4,508)	(88.4)%
Provision (benefit) for income taxes	778	(13,408)	14,186	(105.8)%
Net income (loss)	$(189)	$18,505	$(18,694)	(101.0)%

(1) NM denotes percentage is not meaningful

Product Revenue. Total product revenue for fiscal year 2015 was $43.9 million, a decrease of $4.0 million, or 8.3%, from $47.9 million for fiscal year 2014. The decrease in product revenue resulted from a $2.7 million, or 9.9%, decrease in content delivery product revenue for fiscal year 2015 compared to the prior year. The year-over-year decline in content delivery product revenue resulted from the following:

•	North American content delivery product revenue decreased by $2.7 million, or 14.7%, due to a North American cable service provider purchasing a large volume of content delivery systems in fiscal year 2014 that accounted for a substantial amount of our prior fiscal year content delivery product revenue. Current year North American video system sales were more evenly spread among numerous customers; however, we experienced lower overall purchasing volume from our domestic content delivery customers in the current year, especially two of our larger North American customers, as we continue to see consolidation in the cable and telecommunications industries.
•	European content delivery product revenue decreased by $1.1 million, or 21.4%, primarily due to two video customers who purchased systems in fiscal year 2014, one of which was purchased in late fiscal year 2014 but had only minor purchases in the current fiscal year.
•	These decreases were partially offset by an increase in Asia-Pacific content delivery product revenue of $1.1 million, or 27.8%, due to continued expansion of existing customers’ video systems and storage capacities. Netted against this increase is a $0.8 million decrease due the effect of foreign currency rate changes as the Japanese yen weakened against the U.S. dollar in fiscal year 2015.

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

The decrease in product revenue also resulted from a $1.3 million, or 6.1%, decrease in real-time product revenue for fiscal year 2015 compared to the prior year. The year-over-year decline in real-time product revenue resulted from the following:

•	European real-time product revenue decreased $0.6 million, or 24.9%, due to a lower sales volume of our iHawk™ systems to European defense contractors. Included in this decrease is a $0.2 million decrease due to the effect of foreign currency rate changes as the euro weakened against the U.S. dollar.
•	Asia-Pacific real-time product revenue decreased $1.1 million, or 13.7%, due to lower sales volume of our iHawk systems to Asia-Pacific customers outside of Japan. Included in this decrease is a $0.7 million decrease due the effect of foreign currency rate changes as the Japanese yen weakened against the U.S. dollar in fiscal year 2015.
•	These decreases were partially offset by an increase in North American real-time product revenue of $0.5 million, or 5.3%, due to the sale of a custom integrated system to an aerospace customer. However, iHawk systems sales to U.S. defense contractors were lower in the current fiscal year compared to the prior year.

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

General and Administrative. General and administrative expenses were $7.7 million for both fiscal year 2015 and fiscal year 2014. While general and administrative expenses were flat year-over-year, there was an expense increase of $1.0 million for Chief Executive Officer (“CEO”) transition costs (as discussed in the next paragraph) during fiscal year 2015, offset by a decrease of $0.8 million and $0.1 million in bonus incentive compensation and performance-based restricted stock expense, respectively, as our current year bonus and restricted stock performance criteria were not met.

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

Provision (Benefit) for Income Taxes. We recorded an $0.8 million income tax provision for fiscal year 2015 and a $13.4 million income tax benefit for fiscal year 2014. Our tax provision recorded during fiscal year 2015 was primarily attributable to income tax provisions on profitable operations in Japan. Additionally, our U.S. tax provision in the current year is primarily non-cash, as we are able to utilize our U.S. net operating losses to offset most cash taxes that would otherwise be owed. In the fourth quarter of fiscal year 2014, we concluded that it was more-likely-than-not that we will realize a portion of our U.S. deferred tax asset as a result of our trend of positive operating results in the U.S. As a result, we realized a $13.7 million non-cash tax benefit related to the release of a portion of our valuation allowance that represented the amount of our U.S. deferred tax asset that we expect to realize in future years. This release was based upon our estimate of U.S. future taxable earnings. See Note 9 to the consolidated financial statements for more information.

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

Net Income (Loss). Our net loss for fiscal year 2015 was $0.2 million, or $0.02 of loss per basic and diluted share, compared to net income for fiscal year 2014 of $18.5 million, or $2.08 per basic and $2.04 per diluted share.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, product and service costs, operating results and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

•	our reliance on a small customer base, typically represented by a small number of large, concentrated orders (the largest three customers accounted for 36%, 29% and 37% of fiscal year 2016, 2015 and 2014 total revenue, respectively, giving effect to recent mergers and acquisitions);

•	our content delivery product revenue is subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate;

•	the rate of growth or decline or change in market, if any, of content delivery market expansions and the pace that video service companies implement, upgrade or replace content delivery technology;

•	our investment strategy into the storage solutions market;

•	the impact of the global economic conditions on our business and our customers, including European Union austerity measures and the impact of the U.K. exiting the European Union;

•	our ability to renew maintenance and support service agreements with customers and retain existing customers;

•	the impact of U.S. Government sequestration on our business and our customers;

•	the rate of growth or decline, if any, of deployment of our real-time products;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	our future access to capital;

•	our ability to manage expenses consistent with the rate of growth or decline in our markets;

•	our exploration and evaluation of strategic alternatives;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product and service sales;

•	timing of product shipments, which typically occur during the last month of the quarter;

•	the impact of delays of product acceptance from our customers;

•	the percentage of sales derived from outside the U.S. where there are generally longer accounts receivable collection cycles;

•	the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital;

•	the rate of growth or decline, if any, of sales to the government and government related entities; and

•	the use of cash to pay quarterly and special dividends.

Uses and Sources of Cash

We used $2.2 million and generated $3.5 million and $6.2 million of cash from operating activities during fiscal years 2016, 2015 and 2014, respectively. Operating cash flows in fiscal year 2016 were primarily driven by the timing of customer billings and payments to suppliers at the end of the fiscal year. Operating cash flows in fiscal year 2015 were primarily due to non-cash charges recorded during the year. Operating cash flows in fiscal year 2014 were primarily generated by operating profits during the year.

We invested $2.3 million, $1.9 million and $1.3 million in property and equipment during fiscal years 2016, 2015 and 2014, respectively. Capital additions during each of these periods were primarily related to: (1) development and test equipment for our development groups, including our new Aquari storage systems development group in the 2016 fiscal year, (2) demonstration systems used by our sales and marketing group and (3) facilities improvements.

During the year ended June 30, 2016, we sold the customer contracts and intellectual property related to our multi-screen video analytics product line for $3.5 million in cash.

During fiscal year 2015, we sold two blocks of IPv4 addresses to two buyers for cash. These blocks of non-strategic IPv4 addresses, which were both recorded at $0 book value, had not been a material part of our ongoing operations. The aggregate $0.7 million proceeds on the sale of these IPv4 addresses are net of broker fees incurred to consummate the transaction.

We paid four quarterly cash dividends, each for $0.12 per share, during each of fiscal years 2016 and 2015. During fiscal years 2016 and 2015, we also paid an additional $0.1 million of dividends in each year that had been held as dividends payable from previous declarations to restricted stockholders for whom restrictions lapsed during each respective fiscal year. We intend to pay a regular quarterly cash dividend on our common shares subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board of Directors may deem relevant. We believe that a portion of our dividends may be treated as a return of capital to stockholders, rather than dividend income, as we believe dividend payments may exceed our cumulative earnings and profits.

We paid $0.1 million for the repurchase and retirement of shares to settle minimum tax withholdings for employees whose restricted stock awards released during fiscal year 2014. The tax settlement method was limited to a short period of time and we do not anticipate any additional repurchases of stock for this purpose.

Although we do not have any outstanding debt or borrowing facilities in place at June 30, 2016, we periodically review the need for credit arrangements. However, based upon our existing cash balances, historical cash usage, and anticipated operating cash flow in the near term, we believe that existing cash balances will be sufficient to meet our anticipated working capital, capital expenditure requirements and any dividend payments for at least the next twelve months.

We had working capital (current assets less current liabilities) of $22.6 million, $25.1 million and $28.5 million and cash and cash equivalents of $20.3 million, $25.5 million and $28.1 million at June 30, 2016, 2015 and 2014, respectively. At June 30, 2016, we had no material commitments for capital expenditures.

As of June 30, 2016, approximately $3.1 million, or 15.1% of our cash is in foreign accounts and there is no expectation that any foreign cash would need to be transferred from these foreign accounts to cover U.S. operations in the next 12 months. Based upon our existing cash balances and short-term investments, historical cash usage, and anticipated operating cash flow in the current fiscal year, we believe that existing U.S. cash balances will be sufficient to meet our anticipated working capital, dividend payments and capital expenditure requirements for at least the next 12 months.

Off-Balance Sheet Arrangements

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers that often require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third-party with respect to our products. We evaluate estimated losses for such indemnifications under ASC Topic 460-10-25, Guarantees. We consider factors such as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any material liabilities related to such indemnifications in our financial statements. See Note 17 to the consolidated financial statements for additional disclosures regarding indemnification.

Contractual Obligations

The following table summarizes our significant contractual obligations as of June 30, 2016:

	Payments Due By Fiscal Year
Contractual Obligations	Total	2017	2018-2019	2020-2021	2022-2026

Operating leases (1)	$3,547	$1,542	$1,902	$103	$-
Pension plan	2,385	241	487	481	1,176
Total	$5,932	$1,783	$2,389	$584	$1,176

(1)	Excludes charges for common area maintenance, operating expenses, insurance and taxes associated with the leased properties.

Recent Accounting Guidance

Recently Adopted Accounting Guidance

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 was effective for us beginning July 1, 2015 and was considered in regards to the sale of our multi-screen video analytics product line in September 2015.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 was issued by the FASB as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments of ASU 2015-17. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption as of the beginning of an interim or annual reporting period is permitted. The amendments may be applied prospectively or retrospectively. The Company early adopted ASU 2015-17 on a retrospective basis, and deferred taxes previously classified as components of current assets and current liabilities were reclassified to non-current assets and non-current liabilities, respectively, as of June 30, 2015.

Recent Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under ASU 2014-09, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date and deferred the original effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for us beginning July 1, 2018. Early adoption is not permitted. Additionally, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU  2016-08”); in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); and in May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), all of which provide additional clarification on certain topics addressed in ASU 2014-09. ASU 2016-08, ASU 2016-10 and ASU 2016-12 follow the same implementation guidelines as ASU 2014-09 and ASU 2015-14. We anticipate that ASU 2014-09 and its related standards may have a material impact, and we are currently evaluating the impact these standards will have on our consolidated financial statements.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this annual report may constitute “forward-looking statements” within the meaning of the federal securities laws. When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, market share, new market growth, payment of dividends, ability to utilize our net deferred tax assets and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of our forward-looking statements in this report include, but are not limited to, the impact of our content delivery strategy on our business, the impact of our new Aquari storage solution strategy on our business, the impact of any strategic initiatives we may undertake; the impact of the current reestablishment of and potential for future release of our tax valuation allowances on future income tax provisions and income taxes paid, expected level of capital additions, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash, the impact of litigation and the payment of dividends. These statements are based on beliefs and assumptions of our management, which are based on currently available information. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: the potential consolidation of the markets that we serve; U.S. Government sequestration; European austerity measures; the impact of the U.K. exiting the European Union; delays or cancellations of customer orders; non-renewal of maintenance and support service agreements with customers; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; margins of the content delivery business to capture new business; fluctuations and timing of large content delivery orders; risks associated with our operations in the People’s Republic of China; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products; the impact of reductions in force on our operations; rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes and currency fluctuations; the impact of competition on the pricing of content delivery products; failure to effectively service the installed base; the entry of new, well-capitalized competitors into our markets; the success of new content delivery products, including acceptance of our new storage solutions; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macroeconomic environment; continuing unevenness of the global economic recovery; global terrorism; privacy concerns over data collection; our ability to utilize net operating losses to offset cash taxes in the event of an ownership change as defined by the Internal Revenue Service; earthquakes, tsunamis, floods and other natural disasters in areas in which our customers and suppliers operate; the process of evaluation of strategic alternatives; and the availability of debt or equity financing to support our liquidity needs.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Controls and Procedures

We conducted an evaluation as of June 30, 2016, under the supervision and with the participation of our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective as of the end of the period covered by this report.

In connection with our evaluation of the immaterial errors in our consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows as of and for the year ended June 30, 2015 discussed in Note 4 to our consolidated financial statements included herein, management concluded that because of the material weakness identified in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of June 30, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in internal control over financial reporting during the first quarter of our 2016 fiscal year relating to the grant of 120,000 restricted stock awards to our president and CEO upon his commencement of employment in November 2014. Because the grant was determined to be non-compliant under the terms of the 2011 Stock Incentive Plan under which it was granted, in October 2015, the grant was retroactively rescinded as of the date it was granted. As a result, we determined that a material weakness existed in the operation of our internal controls over financial reporting, specifically involving those controls relating to the identification of applicable limitations on equity awards issued under our stock incentive plans. A material weakness was determined to be present due to the following factors: (1) the error was identified in connection with issues raised in a third-party demand letter and (2) had the error not been identified, the potential for a material error at a point in the future was a reasonable possibility. Management has concluded that our controls were not properly operating related to the preparation and review of our consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows as of and for the year ended June 30, 2015, including interim periods within that year.

Notwithstanding the material weakness identified, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our consolidated financial condition, results of operations and cash flows as of and for the periods presented.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control—Integrated Framework” (originally issued in 1992 and updated in 2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management concluded that our internal control over financial reporting was effective as of June 30, 2016.

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

Remediation of Identified Material Weakness

In response to the material weakness described above we implemented new internal control procedures. Such procedures include (1) a review of all awards by the Company’s chief financial officer and corporate controller before the grant is made and (2) a written policy statement or checklist outlining the procedural steps and timeline for granting equity awards. As described further in Note 17 to our consolidated financial statements, an independent committee determined that other than the new internal control procedures implemented, no additional action needs be taken by the Company in regards to this grant or any other grants of equity awards issued under our stock incentive plans.

Changes in Internal Control

Other than the remediation of the material weakness described above, there were no changes to our internal controls over financial reporting during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding the Registrant’s executive officers is located in Item 4A of this Form 10-K.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors” in the Registrant's Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on October 26, 2016 (“Registrant's 2016 Proxy Statement”).

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant's 2016 Proxy Statement.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Election of Directors – Corporate Governance and Committees of the Board of Directors” in the Registrant’s 2016 Proxy Statement.

Item 11. Executive Compensation.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the caption “Compensation Discussion and Analysis” (Other than the Compensation Committee Report) and “Compensation of Directors” in the Registrant's 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Registrant hereby incorporates by reference in this Form 10-K certain information contained under the captions “Common Stock Ownership of Management and Certain Beneficial Owners” and “Equity Compensation Plan Information” in the Registrant's 2016 Proxy Statement.

The Registrant knows of no contractual arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Registrant herein incorporates by reference in this Form 10-K certain information under the caption “Certain Relationships and Related Party Transactions” in the Registrant’s 2016 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The registrant hereby incorporates by reference in this Form 10-K certain information under the caption “Principal Accountant Fees and Services” in the Registrant’s 2016 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements Filed As Part of This Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2016 and 2015

Consolidated Statements of Operations for each of the three years in the period ended June 30, 2016

Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended June 30, 2016

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended June 30, 2016

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2016

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

All other financial statements and schedules not listed have been omitted since the required information is included in the Consolidated Financial Statements or the Notes thereto, is not applicable, material or required.

(3) Exhibits

Exhibit	Description of Document

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.8	Certificate of Designations of Series B Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K files on March 1, 2016).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.3	Form of Right Certificate (included in Exhibit 10.18).

4.2	Form of Series B Participating Preferred Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form 8-A (No. 001-37706)).

10.1	Schedule of Officers who have entered into the Form Indemnification Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.2	1991 Restated Stock Option Plan (as amended as of October 26, 2000) (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement dated September 18, 2000).

10.3	Richard Rifenburgh Non-Qualified Stock Option Plan and Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-82686)).

10.4	Concurrent Computer Corporation 2001 Stock Option Plan (incorporated by reference to Annex II to the Registrant’s Proxy Statement dated September 19, 2001).

10.5	Concurrent Computer Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-125974)).

10.6	Form of Option Agreement with Transfer Restrictions (incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 24, 2005).

10.7	Form of Incentive Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-45871)).

10.8	Form of Non-Qualified Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

10.9	Consulting Services Agreement among the Company, TechCFO and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.10	Indemnification Agreement between the Company and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.11	Amended and Restated Employment Agreement between Concurrent Computer Corporation and Dan Mondor dated October 4, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 4, 2010 (No. 000-13150)).

10.12	Employment Agreement, dated August 1, 2008, between Concurrent Computer Corporation and Emory O. Berry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2008 (No. 001-13150)).

10.13	Concurrent Computer Corporation 2011 Stock Incentive Plan (incorporated by reference to Annex I to the Registrant’s Proxy Statement dated September 12, 2011).

10.14	Board Representation and Standstill Agreement, dated July 23, 2012, among Concurrent Computer Corporation, Singer Children’s Management Trust, Lloyd I. Miller, III, Robert M. Pons, Dilip Singh and certain other parties (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 23, 2012 (No. 000-13150)).

10.15	Employment Agreement, dated November 18, 2014, between Concurrent Computer Corporation and Derek Elder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 18, 2014 (No. 001-13150)).

10.16	Concurrent Computer Corporation 2011 Stock Incentive Plan Award Agreement – Terms and Conditions (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K filed on August 26, 2015).

10.17	Amendment to Employment Agreement dated October 15, 2015 between Concurrent Computer Corporation and Derek Elder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2015).

10.18	Tax Asset Preservation Plan, dated as of March 1, 2016, between Concurrent Computer Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2016).

10.19	Board Representation and Standstill Agreement, dated August 29, 2016, among Concurrent Computer Corporation, JDS1, LLC, Julian Singer and Wayne Barr (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 29, 2016).

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

* Included herewith.

CONCURRENT COMPUTER CORPORATION

ANNUAL REPORT ON FORM 10-K

Item 8

Consolidated Financial Statements and Supplementary Data

Year Ended June 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Concurrent Computer Corporation:

We have audited the accompanying consolidated balance sheets of Concurrent Computer Corporation and subsidiaries (the "Company") as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Concurrent Computer Corporation and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

August 30, 2016

CONCURRENT COMPUTER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	June 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$20,268	$25,451
Accounts receivable, net of allowance for doubtful accounts of $55 and $18 at June 30, 2016 and 2015, respectively	15,104	10,174
Inventories	3,495	3,428
Prepaid expenses and other current assets	1,061	738
Total current assets	39,928	39,791

Property and equipment, net	3,061	2,448
Deferred income taxes, net	924	14,040
Other long-term assets, net	1,323	1,501
Total assets	$45,236	$57,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,191	$6,320
Deferred revenue	8,126	8,362
Total current liabilities	17,317	14,682

Long-term liabilities:
Deferred revenue	1,168	1,658
Pension liability	3,720	3,189
Other long-term liabilities	2,033	1,694
Total liabilities	24,238	21,223

Commitments and contingencies (Note 17)

Stockholders' equity:
Shares of series preferred stock, par value $.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of series B junior participating preferred stock, par value $.01; 14,000 authorized; none issued	-	-
Shares of common stock, par value $.01; 14,000,000 authorized; 9,218,093 and 9,136,793 issued and outstanding at June 30, 2016 and 2015, respectively	92	91
Capital in excess of par value	210,971	210,207
Accumulated deficit	(189,265)	(173,595)
Treasury stock, at cost; 37,788 shares	(255)	(255)
Accumulated other comprehensive income (loss)	(545)	109
Total stockholders' equity	20,998	36,557
Total liabilities and stockholders' equity	$45,236	$57,780

The accompanying notes are an integral part of the consolidated financial statements.

Concurrent Computer Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Year Ended June 30,
	2016	2015	2014
Revenues:
Product	$41,454	$43,926	$47,893
Service	19,695	20,533	23,278
Total revenues	61,149	64,459	71,171

Cost of sales:
Product	17,074	18,807	20,402
Service	7,819	9,262	10,356
Total cost of sales	24,893	28,069	30,758
Gross margin	36,256	36,390	40,413

Operating expenses:
Sales and marketing	15,748	14,530	14,350
Research and development	14,288	13,588	13,019
General and administrative	8,375	7,741	7,744
Gain on sale of product line, net	(4,100)	-	-
Gain on sale of intangible assets, net	-	(664)	-
Total operating expenses	34,311	35,195	35,113
Operating income	1,945	1,195	5,300

Interest income	167	12	27
Interest expense	(2)	-	(42)
Other expense, net	703	(618)	(188)
Income before income taxes	2,813	589	5,097

Provision (benefit) for income taxes	13,926	778	(13,408)
Net income (loss)	$(11,113)	$(189)	$18,505

Net income (loss) per share
Basic	$(1.21)	$(0.02)	$2.08
Diluted	$(1.21)	$(0.02)	$2.04
Weighted average shares outstanding - basic	9,154,437	9,067,697	8,910,907
Weighted average shares outstanding - diluted	9,154,437	9,067,697	9,085,592

Cash dividends declared per common share	$0.48	$0.48	$0.48

The accompanying notes are an integral part of the consolidated financial statements.

Concurrent Computer Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	Year Ended June 30,
	2016	2015	2014

Net income (loss)	$(11,113)	$(189)	$18,505

Other comprehensive income (loss):
Foreign currency translation adjustment	(231)	168	22
Pension and post-retirement benefits, net of tax	(423)	32	(473)
Other comprehensive income (loss)	(654)	200	(451)

Comprehensive income (loss)	$(11,767)	$11	$18,054

The accompanying notes are an integral part of the consolidated financial statements.

CONCURRENT COMPUTER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For each of the three years in the period ended June 30, 2016

(Amounts in thousands, except share data)

					Accumulated
	Common Stock		Capital In		Other
		Par	Excess Of	Accumulated	Comprehensive	Treasury Stock
	Shares	Value	Par Value	Deficit	Income (Loss)	Shares	Cost	Total

Balance at June 30, 2013	8,807,766	$88	$208,677	$(183,085)	$360	(37,788)	$(255)	$25,785
Dividends declared				(4,442)				(4,442)
Dividends forfeited with restricted stock forfeitures				63				63
Share-based compensation expense			1,130					1,130
Lapse of restriction on restricted stock	206,121	2	(2)					-
Repurchase of shares to satisfy minimum tax withholdings on restricted stock releases	(17,232)		(94)	(42)				(136)
Other comprehensive income (loss), net of taxes:
Net income				18,505				18,505
Foreign currency translation adjustment					22			22
Pension plan					(473)			(473)
Total comprehensive income								18,054
Balance at June 30, 2014	8,996,655	90	209,711	(169,001)	(91)	(37,788)	(255)	40,454
Dividends declared				(4,478)				(4,478)
Dividends forfeited with restricted stock forfeitures				73				73
Share-based compensation expense			653					653
Lapse of restriction on restricted stock	140,138	1	(1)					-
Income tax impact of stock compensation			(156)					(156)
Other comprehensive income (loss), net of taxes:
Net loss				(189)				(189)
Foreign currency translation adjustment					168			168
Pension plan					32			32
Total comprehensive income								11
Balance at June 30, 2015	9,136,793	$91	$210,207	$(173,595)	$109	(37,788)	$(255)	$36,557
Dividends declared				(4,620)				(4,620)
Dividends forfeited with restricted stock forfeitures				63				63
Share-based compensation expense			789					789
Lapse of restriction on restricted stock	81,300	1	(1)					-
Income tax impact of stock compensation			(24)					(24)
Other comprehensive income (loss), net of taxes:
Net loss				(11,113)				(11,113)
Foreign currency translation adjustment					(231)			(231)
Pension plan					(423)			(423)
Total comprehensive income								(11,767)
Balance at June 30, 2016	9,218,093	$92	$210,971	$(189,265)	$(545)	(37,788)	$(255)	$20,998

The accompanying notes are an integral part of the consolidated financial statements.

Concurrent Computer Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended June 30,
	2016	2015	2014

Cash flows provided by (used in) operating activities:
Net income (loss)	$(11,113)	$(189)	$18,505
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,701	1,762	1,999
Share-based compensation	789	653	1,130
Deferred income taxes, net	13,209	339	(13,954)
Provision for excess and obsolete inventories	333	606	356
Provision for bad debts	41	-	20
Foreign currency exchange (gains) losses	(694)	626	257
Gain on sale of product line, net	(4,100)	-	-
Gain on sale of intangible assets, net	-	(664)	-
Decrease (increase) in assets:
Accounts receivable	(4,805)	432	(674)
Inventories	(43)	(336)	(461)
Prepaid expenses and other current assets	(393)	5	902
Other long-term assets	(91)	(329)	(650)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	2,495	(979)	(78)
Deferred revenue	249	1,466	(1,466)
Pension and other long-term liabilities	201	152	291
Net cash provided by (used in) operating activities	(2,221)	3,544	6,177

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(2,251)	(1,949)	(1,309)
Purchase of domain name	(35)	-	-
Proceeds from sale of product line	3,500	-	-
Proceeds from sale of intangible assets	-	664	-
Net cash provided by (used in) investing activities	1,214	(1,285)	(1,309)

Cash flows used in financing activities:
Dividends paid	(4,472)	(4,501)	(4,471)
Repurchase of shares to satisfy tax withholdings	-	-	(136)
Net cash used in financing activities	(4,472)	(4,501)	(4,607)

Effect of exchange rates on cash and cash equivalents	296	(381)	(114)

Increase (decrease) in cash and cash equivalents	(5,183)	(2,623)	147
Cash and cash equivalents - beginning of year	25,451	28,074	27,927
Cash and cash equivalents - end of year	$20,268	$25,451	$28,074

Cash paid during the period for:
Interest	$3	$7	$25
Income taxes (net of refunds)	$511	$574	$(90)

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

We provide software, hardware and professional services for the content delivery market, storage solutions market and the high-performance, real-time market. Our business is comprised of two segments for financial reporting purposes, products and services, which we provide for each of these markets.

Our content delivery solutions consist of software, hardware and services for intelligently streaming video content to a variety of consumer devices and storing and managing content in the network. Our streaming video and storage products and services are deployed by service providers to support consumer-facing video services including live broadcast video, video-on-demand and time-shifted video applications such as cloud-based digital video recording. We have recently introduced Aquari™, our new unified scale-out storage solutions product to our content delivery and other third-party customers. In September 2015, we sold our multi-screen video analytics product line for collecting and analyzing data related to content delivery applications (see Note 5 –Sales of Assets – Sale of Product Line).

Our real-time solutions consist of real-time Linux® operating system versions, development and performance optimization tools, simulation software and other system software combined, in many cases, with computer platforms and services. These real-time products are sold to a wide variety of companies seeking high performance, real-time computer solutions in the defense, aerospace, financial and automotive markets around the world.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

Gains (losses) on foreign currency transactions of $694, $(626) and $(257) for the years ended June 30, 2016, 2015 and 2014, respectively, are included in other expense, net in the consolidated statements of operations.

Cash and Cash Equivalents

Cash balances and short-term investments with original maturities of 90 days or less at the date of purchase are considered cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value, and represent cash and cash invested in money market funds.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, determined on a first-in, first-out basis. The cost of inventories is comprised of material, labor and overhead. We reduce the recorded value of excess and obsolete inventory to its market value based upon historical and anticipated usage.

Our provision for excess and obsolescence of inventories was $194, $28 and $33 for the years ended June 30, 2016, 2015 and 2014, respectively.

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

As these service parts age over the related product post-installation service life covered by a warranty, we reduce the net carrying value of our spare parts inventory to account for the excess that builds over the service life. For certain spare parts, our assessment also includes recent usage under the associated warranties. The post-installation warranty service life of our systems is generally three to five years and, at the end of the service life, the carrying value for these parts is reduced to zero.

Our provision for excess and obsolescence of our spare parts inventory was $139, $578 and $323 for the years ended June 30, 2016, 2015 and 2014, respectively.

Revenue Recognition Policy

The significant majority of the Company’s multiple element arrangements are accounted for under ASC 605-25, Multiple Element Arrangements. This guidance pertains to revenue arrangements with multiple deliverables, and accounting guidance on all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. While most of our arrangements contain a software element, because the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality, we meet the scope exception of Accounting Standards Codification (“ASC”) 985-605-15-4(e), Software.

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

Prior to the sale of our multi-screen video analytics product line in September 2015 (see Note 5 – Sales of Assets - Sale of Product Line), our sales model for multi-screen video analytics products included the option for customers to purchase a perpetual license, a term license, or software as a service. Customers also have the option to purchase maintenance or managed services with their license. Revenue from these sales generally was recognized over the term of the various customer arrangements. Professional services attributable to implementation of our multi-screen video analytics software products or managed services are essential to the customers’ use of these products and services. We deferred commencement of revenue recognition for the entire arrangement until we had delivered the essential professional services or have made a determination that the remaining professional services are no longer essential to the customer. We recognized revenue for managed services and software-as-a-service arrangements once we commence providing the managed or software services and recognize the service revenue ratably over the term of the various customer contracts. In circumstances whereby we sold a term or perpetual license and maintenance or managed services, we commenced revenue recognition after both the software and service were made available to the customer and recognized the revenue from the entire arrangement ratably over the longer of the term license or service period, because we did not have vendor specific objective evidence (“VSOE”) for our term licenses, maintenance, or managed services for multi-screen video analytics software solutions.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

Defined Benefit Pension Plan

We maintain defined benefit pension plans (the “Pension Plan”) for a number of former employees (“participants”) of our German subsidiary. In 1998, the Pension Plans were closed to new employees and no existing employees are eligible to participate, as all eligible participants are no longer employed by Concurrent. The Pension Plans provide benefits to be paid to all participants at retirement based primarily on years of service with Concurrent and compensation rates in effect near retirement. Our policy is to fund benefits attributed to participants’ services to date as well as service expected to be earned in the future. The determination of our Pension Plans’ benefit obligations and expenses are dependent on our selection of certain assumptions used by actuaries in calculating such amounts. Those assumptions include, among others, the weighted average discount rate, the weighted average expected rate of return on plan assets and the weighted average rate of compensation increase. To the extent that these assumptions change, our future benefit obligation and net periodic pension expense may be positively or negatively impacted.

Intangible Assets

Intangible assets, net of $143 at June 30, 2016 consist of patents and an internet domain name (www.concurrent.com) acquired during the year ended June 30, 2016 for $35. The domain name is considered an indefinite lived intangible asset and is not amortizable. Intangible assets, net of $323 at June 30, 2015 consist of purchased technology, customer relationships and patents. The purchased technology and customer relationships were sold with our multi-screen video analytics product line sold in September 2015 (see Note 5 –Sales of Assets - Sale of Product Line). Intangible assets are included in other long-term assets, net in our consolidated balance sheets.

Amortization expense related to finite-lived intangible assets was $45, $182 and $381 for the years ended June 30, 2016, 2015 and 2014, respectively. Estimated amortization expense related to our finite-lived intangible assets is $11 for the next five years ending June 30.

Capitalized Software

We account for software development costs in accordance with ASC Topic 985-20, Software (“ASC 985-20”). Under ASC 985-20, the costs associated with software development are required to be capitalized after technological feasibility has been established. We cease capitalization upon the achievement of customer availability. Costs incurred by us between technological feasibility and the point at which the products are ready for market are generally insignificant and as a result we had minimal software development costs capitalized at June 30, 2016 and 2015.

Research and Development

Research and development expenditures are expensed as incurred. These expenditures include compensation costs, materials, other direct expenses and allocated costs of information technology and facilities.

Basic and Diluted Net (Loss) Income per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Common share equivalents of 188,467, 170,679 and 110,635 for the years ended June 30, 2016, 2015 and 2014, respectively, were excluded from the calculation as their effect was anti-dilutive.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share for the periods indicated:

	Year Ended June 30,
	2016	2015	2014

Basic and diluted EPS calculation:
Net income (loss)	$(11,113)	$(189)	$18,505

Basic weighted average number of shares outstanding	9,154,437	9,067,697	8,910,907
Effect of dilutive securities:
Employee stock options	-	-	13,634
Restricted shares	-	-	161,051
Diluted weighted average number of shares outstanding	9,154,437	9,067,697	9,085,592

Basic EPS	$(1.21)	$(0.02)	$2.08

Diluted EPS	$(1.21)	$(0.02)	$2.04

Valuation of Long-Lived Assets

We evaluate the recoverability of long-lived assets, other than indefinite lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and fair value based on discounted cash flows. As a result of these evaluations, we have not recorded any impairment losses related to long-lived assets, for any of the years ended June 30, 2016, 2015 and 2014.

Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be either recorded or disclosed at fair value, we consider the most advantageous market in which it would transact and assumptions that market participants would use when pricing the asset or liability.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

We have no financial assets that are measured on a recurring basis that fall within Level 2 or Level 3 of the fair value hierarchy.

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2016 are as follows:

	As of June 30, 2016 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$10,213	$10,213	$-	$-
Money market funds	10,055	10,055	-	-
Cash and cash equivalents	$20,268	$20,268	$-	$-

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2015 are as follows:

	As of June 30, 2015 Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$15,406	$15,406	$-	$-
Money market funds	10,045	10,045	-	-
Cash and cash equivalents	$25,451	$25,451	$-	$-

Income Taxes

Concurrent and its domestic subsidiaries file a consolidated federal income tax return. All foreign subsidiaries file individual or consolidated tax returns pursuant to local tax laws. We follow the asset and liability method of accounting for income taxes. Under the asset and liability method, a deferred tax asset or liability is recognized for temporary differences between financial reporting and income tax basis of assets and liabilities, tax credit carryforwards and operating loss carryforwards. A valuation allowance is established to reduce deferred tax assets if it is more-likely-than-not that such deferred tax assets will not be realized.

Share-Based Compensation

We account for share-based compensation in accordance with ASC Topic 718-10, Stock Compensation (“ASC 718-10”), which requires the recognition of the fair value of stock compensation in the Statement of Operations. We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as equity instruments. Refer to Note 10 to the consolidated financial statements for assumptions used in calculation of fair value.

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

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

Reclassification

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. Specifically, (1) we have reclassified our intangible assets, net with a balance of $323 into other long-term assets, net in our consolidated balance sheet as of June 30, 2015 and (2) we have reclassified our deferred income taxes – current, net with a balance of $1,422 into long-term deferred income taxes, net as of June 30, 2015 pursuant to the adoption of ASU No. 2015-17 (see Note 3 – Recent Accounting Guidance – Recently Adopted Accounting Guidance).

3.	Recent Accounting Guidance

Recently Adopted Accounting Guidance

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. ASU 2014-08 also expands the disclosure requirements for discontinued operations and adds new disclosures for individually significant dispositions that do not qualify as discontinued operations. ASU 2014-08 was effective for us beginning July 1, 2015 and was considered in regards to the sale of our multi-screen video analytics product line in September 2015 (see Note 5 – Sales of Assets - Sale of Product Line).

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 was issued by the FASB as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in ASU 2015-17 require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments of ASU 2015-17. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption as of the beginning of an interim or annual reporting period is permitted. The amendments may be applied prospectively or retrospectively. The Company early adopted ASU 2015-17 on a retrospective basis, and deferred taxes previously classified as components of current assets and current liabilities were reclassified to non-current assets and non-current liabilities, respectively, as of June 30, 2015 (see Note 9 – Income Taxes).

Recent Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under ASU 2014-09, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date and deferred the original effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for us beginning July 1, 2018. Early adoption is not permitted. Additionally, in March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU  2016-08”); in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); and in May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), all of which provide additional clarification on certain topics addressed in ASU 2014-09. ASU 2016-08, ASU 2016-10 and ASU 2016-12 follow the same implementation guidelines as ASU 2014-09 and ASU 2015-14. We anticipate that ASU 2014-09 and its related standards may have a material impact, and we are currently evaluating the impact these standards will have on our consolidated financial statements.

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

4.	Immaterial Restatement of Previously Issued Financial Statements

Subsequent to the issuance of our fiscal year 2015 consolidated financial statements, we identified an error relating to the grant of 120,000 restricted stock awards (“RSAs”) to our president and chief executive officer (“CEO”) upon his commencement of employment in November 2014 (see Note 17 – Commitments and Contingencies – Shareholder Demand Letter). Because the grant was determined to be non-compliant under the terms of the 2011 Stock Incentive Plan (the “Plan”) under which it was granted, in October 2015, the grant was retroactively rescinded. As a result of this error, stock compensation expense was overstated by $249 ($156 net of the related income tax effect of $93) and $44 of related accrued dividends were overstated for the year ended June 30, 2015. The accompanying consolidated balance sheet as of June 30, 2015 has been corrected for the effect of this error. We have evaluated the effects of this misstatement for the year ended June 30, 2015 and concluded that this period is not materially misstated.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

The impact of this misstatement on our previously issued consolidated balance sheet as of June 30, 2015 is presented below:

	Consolidated Balance Sheet as of June 30, 2015
	As Previously Reported	Adjustments	As Restated

Deferred income taxes, net	$14,133	$(93)	$14,040
Total assets	$57,873	$(93)	$57,780

Accounts payable and accrued expenses	$6,342	$(22)	$6,320
Total current liabilities	$14,704	$(22)	$14,682
Other long-term liabilities	$1,716	$(22)	$1,694
Total liabilities	$21,267	$(44)	$21,223

Capital in excess of par value	$210,456	$(249)	$210,207
Accumulated deficit	$(173,795)	$200	$(173,595)
Total stockholders' equity	$36,606	$(49)	$36,557
Total liabilities and stockholders' equity	$57,873	$(93)	$57,780

The impact of this misstatement on our previously issued consolidated statements of operations for the year ended June 30, 2015 is presented below:

	Consolidated Statement of Operations for the Year Ended June 30, 2015
	As Previously Reported	Adjustments	As Restated

General and administrative	$7,990	$(249)	$7,741
Total operating expenses	$35,444	$(249)	$35,195
Operating income (loss)	$946	$249	$1,195
Income (loss) before income taxes	$340	$249	$589
Provision (benefit) for income taxes	$685	$93	$778
Net income (loss)	$(345)	$156	$(189)

The impact of this misstatement on our previously issued consolidated statement of comprehensive income (loss) for the year ended June 30, 2015 is presented below:

	Consolidated Statements of Comprehensive Income (Loss) for the Year Ended June 30, 2015
	As Previously Reported	Adjustments	As Restated

Net income (loss)	$(345)	$156	$(189)
Comprehensive income (loss)	$(145)	$156	$11

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

The impact of this misstatement on our previously issued consolidated statement of cash flows for the year ended June 30, 2015 is presented below:

	Consolidated Statement of Cash Flows for the Year Ended June 30, 2015
	As Previously Reported	Adjustments	As Restated

Net income (loss)	$(345)	$156	$(189)
Share-based compensation	$902	$(249)	$653
Deferred income taxes, net	$246	$93	$339
Net cash provided by (used in) operating activities	$3,544	$-	$3,544

5.	Sales of Assets

Sale of Product Line

On September 9, 2015, we sold the customer contracts and intellectual property related to our multi-screen video analytics product line for $3,500 pursuant to an Asset Purchase Agreement (“APA”) dated August 31, 2015 with Verimatrix, Inc. (“Verimatrix”), a privately-held video revenue security company based in San Diego, California. The APA includes customary terms and conditions, including provisions that require the Company to indemnify Verimatrix for certain losses that it incurs as a result of a breach by the Company of its representations and warranties in the APA and certain other matters. Proceeds from the sale were received in full by June 30, 2016 and no amounts were held back pusuant to indemnification provisions in the APA.

The customer contracts and intellectual property sold had a net book value of $188 (which was included in intangible assets, net in our consolidated balance sheet). As a result of the sale, we also included $1,016 (net liability, consisting primarily of unearned deferred revenue) of related assets and liabilities not sold or transferred in the transaction in the calculation of the recorded gain. Additionally, we incurred $228 in legal, accounting and other expenses that would not have been incurred otherwise. As a result, we recorded a net gain of $4,100 in our consolidated statement of operations for the year ended June 30, 2016.

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

	Year Ended June 30,
	2016		2015	2014

Operating profit (loss) related to multi-screen video analytics product line	$178	[1]	$(77)	$2,557

1Through date of sale on September 9, 2015

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

Sale of Intangible Assets

During fiscal year 2015, we sold two blocks of non-strategic IPv4 addresses to two buyers for a total of $737. These blocks of IPv4 addresses, which were recorded at $0 book value, have not been a material part of our ongoing operations. The aggregate gain on the sales of these IPv4 addresses of $664 is net of broker fees of $73 incurred to consummate the transaction.

6.	Inventories

Inventories consist of the following:

	June 30,
	2016	2015

Raw materials	$1,233	$1,403
Work-in-process	133	271
Finished goods	2,129	1,754
	$3,495	$3,428

7.	Property and Equipment, net

Property and equipment consists of the following:

	June 30,
	2016	2015

Leasehold improvements	$2,750	$2,723
Machinery and equipment	15,000	14,075
	17,750	16,798
Less: Accumulated depreciation	(14,689)	(14,350)
	$3,061	$2,448

For the years ended June 30, 2016, 2015 and 2014, depreciation expense for property and equipment amounted to $1,656, $1,580 and $1,618, respectively.

During the year ended June 30, 2016, the Company wrote-off fully-depreciated property and equipment related to the sale of its multi-screen video analytics product line with an original cost of $260 and a net book value of nil.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

We recorded an asset for leasehold improvements and a corresponding liability for the present value of the estimated asset retirement obligation associated with the lease restoration costs at some of our international locations. The asset was depreciated over the expected life of the corresponding lease and has a net book value of $0 as of both June 30, 2016 and 2015, while the liability continues to accrete to the amount of the estimated retirement obligation. Expense associated with accretion of the obligation is recorded to operating expenses. The changes to the asset retirement obligation associated with lease restoration costs are as follows:

Asset retirement obligation at June 30, 2015	$339
Accretion of asset retirement obligation	-
Payment of restoration costs	-
Impact of foreign exchange rates	55
Asset retirement obligation at June 30, 2016	$394

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30,
	2016	2015

Accounts payable, trade	$4,767	$2,682
Accrued payroll, vacation and other employee expenses	2,757	2,332
Accrued income taxes	389	23
Dividend payable	95	71
Other accrued expenses	1,183	1,212
	$9,191	$6,320

9.	Income Taxes

Concurrent and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years before 1999.

The domestic and foreign components of income before provision for income taxes are as follows:

	Year Ended June 30,
	2016	2015	2014

United States	$2,066	$543	$3,930
Foreign	747	46	1,167
	$2,813	$589	$5,097

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

The components of the provision for income taxes are as follows:

	Year Ended June 30,
	2016	2015	2014

Current:
Federal	$88	$29	$78
State	29	5	28
Foreign	590	405	438
Total	707	439	544

Deferred:
Federal	12,112	156	(12,338)
State	1,102	148	(1,361)
Foreign	5	35	(253)
Total	13,219	339	(13,952)
Total	$13,926	$778	$(13,408)

A reconciliation of the income tax expense computed using the federal statutory income tax rate to our provision for income taxes is as follows:

	Year Ended June 30,
	2016	2015	2014

Income before provision for income taxes	$2,813	$589	$5,097

Provision at federal statutory rate	956	200	1,733
Change in valuation allowance	13,251	31	(15,859)
Permanent differences	94	80	350
Net operating loss expiration and adjustment	100	365	13
Change in state tax rates	15	31	(21)
Change in foreign tax rates	12	27	43
Change in uncertainty in income taxes	23	23	21
Foreign rate differential	(46)	(3)	(40)
State and foreign tax expense	118	49	145
Other	(597)	(25)	207
Provision for income taxes	$13,926	$778	$(13,408)

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

As of June 30, 2016 and 2015, our deferred tax assets and liabilities were comprised of the following:

	June 30,
	2016	2015

Deferred tax assets related to:
U.S. and foreign net operating loss carryforwards	$40,387	$41,339
Book and tax basis differences for property and equipment	712	742
Bad debt, warranty and inventory reserves	790	672
Accrued compensation	1,797	943
Deferred revenue	424	395
U.S. credit carryforwards	608	561
Stock compensation	808	705
Acquired intangibles	11	-
Other	1,135	1,181
Deferred tax assets	46,672	46,538
Valuation allowance	(45,748)	(32,435)
Total deferred tax assets	924	14,103

Deferred tax liabilities related to:
Acquired intangibles	-	63
Total deferred tax liability	-	63
Deferred income taxes, net	$924	$14,040

Due to the adoption of ASU 2015-17 for the year ended June 30, 2016, all of our net deferred income tax assets of $924 are classified as non-current. As of June 30, 2016, we have U.S. federal net operating loss carryforwards (“NOLs”) of $89,937 for income tax purposes, of which none expired in fiscal year 2016, and the remainder expires at various dates through fiscal year 2035. We recently completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code of 1986 (the “Code”) on our ability to utilize these net operating losses. The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2016. If we experience an ownership change as defined in Section 382 of the Code, our ability to use these NOLs will be substantially limited, which could therefore significantly impair the value of that asset. On March 1, 2016, we adopted a Tax Asset Preservation Plan in order to protect the value of our NOLs (see section below entitled “Tax Asset Preservation Plan”).

As of June 30, 2016, we have state NOLs of $51,346 and foreign NOLs of $28,208. The state NOLs expire between fiscal year 2017 and fiscal year 2035. The foreign NOLs expire according to the rules of each country. Currently, none of the jurisdictions in which the Company has foreign NOLs are subject to expiration due to indefinite carryforward periods.

We have evaluated our ability to generate future taxable income in all jurisdictions that would allow it to realize the benefit associated with these NOLs. Based on our best estimate of future taxable income, we do not expect to fully realize the benefit of these NOLs. We expect a significant amount of the U.S. losses to expire without utilization.

As a result of our recent trend of negative operating results in the U.S, we have reestablished a full valuation allowance on our U.S. deferred tax asset in fiscal year 2016. We expect the U.K. losses to be fully realized based on a fiscal year 2014 tax law change regarding the treatment of research and development benefits, so we have fully released the valuation allowance placed on these losses in prior periods. We are currently projecting all of the U.K. losses to be utilized in fiscal year 2016. We do not expect to realize the benefit of our NOLs in other international jurisdictions due to cumulative accounting losses, our long history of taxable losses and our uncertainty with respect to generating future taxable income in the near term given our recently completed projections and other inherent uncertainties in our business. We continue to maintain a full valuation allowance on losses in these other international jurisdictions.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

We also have an alternative minimum tax credit for federal purposes of $448, which has an indefinite life, and a research and development credit carryforward for federal purposes of $140, which has a carryforward period of 20 years and will expire in fiscal years 2025 and 2026. We do not expect to be able to realize the benefit of the research and development credit carryforward before its expiration, and we maintain a full valuation allowance on this item.

Of the $89,937 of aforementioned U.S. federal NOLs, $11,189 represents acquired NOLs from our acquisition of Everstream, Inc. (“Everstream”) in fiscal year 2006. Additionally, we acquired the aforementioned $140 in research and development credits in this transaction. The benefits associated with these Everstream losses and tax credits will likely be limited under Sections 382 and 383 of the Internal Revenue Code as of the date of acquisition. We have fully offset the deferred tax assets related to the research and development credits with a valuation allowance.

Deferred income taxes have not been provided for undistributed earnings of foreign subsidiaries because of our intent to reinvest them indefinitely in active foreign operations. Deferred taxes are provided for the earnings of foreign subsidiaries when it becomes evident that we do not plan to permanently reinvest the earnings into active foreign operations. As of June 30, 2016, we have both the intent and ability to permanently reinvest our foreign earnings in our foreign subsidiaries, with the exception of our Hong Kong subsidiary. We continue to evaluate whether we will close the Hong Kong office or merge it into another subsidiary. We can no longer state that we have the intent to remain permanently reinvested in Hong Kong. However, because we have negative earnings and profits in our Hong Kong subsidiary, we do not expect to have any tax liability associated with any decisions made with regard to the future of this subsidiary.

The valuation allowance for deferred tax assets as of June 30, 2016 and 2015 were $45,748 and $32,435, respectively. The change in the valuation allowance for the year ended June 30, 2016 was an increase of $13,313. This change consisted of (1) a $12,521 increase due to the conclusion that a full valuation allowance was required in the U.S., (2) a $316 increase due to the creation of deferred tax assets in certain foreign jurisdictions during fiscal year 2016, (3) a $414 increase due to miscellaneous true-up adjustments of prior year deferred tax amounts, primarily in Germany, and (4) a $62 increase due to exchange rate changes and the effect of unrealized gains/losses (the effect of which is a component of equity).

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

The following summarizes our conclusions on the need for a valuation allowance in each jurisdiction as of June 30, 2016:

U.S.: On June 30, 2014, we realized a $13,699 tax benefit in the fiscal year ended June 30, 2014 related to the release of a portion of our valuation allowance against federal and state net operating losses as well as on the aforementioned deferred tax asset related to the Alternative Minimum Tax (“AMT”) credit as it has an indefinite life. At the end of fiscal year 2014, we had realized a three-year cumulative accounting profit in the U.S. adjusted for permanent differences and other non-recurring events, including the 2013 gain on the sale of certain patents and adjusting for the loss of a long time customer. This three-year period is the standard period by which we initially assess each jurisdiction and is strong objective evidence, whether positive or negative, to be considered in the release or recording of any valuation allowance. In determining whether or not to release or record valuation allowance for the U.S. jurisdiction, we considered positive evidence including the three-year cumulative accounting profit, current projections at the time of future profitability, lack of any significant claims or loss contingencies, and positive cash from operations. Negative evidence considered at the time included significant volatility in our operations, history of NOLs expiring unused, concentration of our customer base including the risk of global consolidation in the cable industry, and the loss of a long-time customer in 2014. Based on our analysis of both positive and negative evidence, we had concluded during fourth quarter of fiscal year 2014 that it was then more-likely than-not that we would realize a portion of our U.S. deferred tax assets as the positive objective evidence, including the three-year cumulative accounting gain, outweighed the negative subjective evidence of customer concentration and volatility in our business.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

Based on our similar evaluation as of June 30, 2015, we made a small adjustment to our valuation allowance by the amount needed to ensure the unreserved portion of deferred tax assets remained equal to our estimate of expected future earnings. We continued to realize a three-year cumulative accounting profit in the U.S. adjusted for permanent differences and other non-recurring events, including the 2015 gain on the sale of certain IPv4 addresses (see Note 5 – Sales of Assets – Sale of Intangible Assets). We evaluated our estimate of future earnings that was used during the aforementioned fiscal year 2014 release. We concluded that there had not been a significant change in our estimate of future earnings based on our fiscal year 2015 results and future projections. As a result, we did not make any change to our assumptions regarding future earnings for the fiscal year ended June 30, 2015. We made a small adjustment to our valuation allowance by the amount needed to ensure the unreserved portion of deferred tax assets remained equal to our estimate of expected future earnings.

During the year ended June 30, 2016, we reevaluated our conclusions for fiscal years 2014 and 2015 to determine if there has been a significant change in our estimate of future U.S. taxable earnings. As part of this evaluation, we noted some substantial negative evidence to be considered:

•	We continue to have a three-year cumulative accounting profit in the U.S. adjusted for permanent differences and other non-recurring events, including the fiscal year 2016 gain on the sale of our multi-screen video analytics product line for collecting and analyzing data related to content delivery applications. However, we now no longer have three-year cumulative accounting profit in the U.S. when we adjust that profit for both the impact of the fiscal year 2016 sale and the loss of the aforementioned major customer in fiscal year 2014. This means that our past results, adjusted to reflect the business in its current state, no longer provide a source of positive evidence of future U.S. taxable income.

•	We do not believe that we will generate significant accounting profit in the U.S. during fiscal year 2017. Therefore, it is more-likely-than-not that we will move to a cumulative accounting loss for fiscal years 2015 through 2017 in the U.S. As mentioned above, the actual earnings adjusted for the current state of the business (i.e., impact of the fiscal year 2016 product line sale and the fiscal year 2014 customer loss) already show a cumulative accounting loss for fiscal years 2014 through 2016.

•	We operate in a volatile industry that makes it difficult to rely on forecasts as a source of future U.S. taxable income. For example, after adjusting for permanent differences and other non-recurring items, we had our largest U.S. operating loss in the past three years in third quarter fiscal year 2016; however, this was followed by our largest U.S. operating profit in the past three years during fourth quarter fiscal year 2016.

•	We have a history of U.S. NOLs expiring without usage. From fiscal year 2010 to fiscal year 2013, approximately $38,959 of our federal NOLs expired. We have not had any additional expiration at the federal level in fiscal years 2014 through 2016 due to the extension of the carryforward period from 15 years to 20 years for losses incurred after fiscal 1998. We currently have approximately $41,970 of federal NOLs that will expire by fiscal year 2021, representing approximately 47% of our inventory of such losses.

•	We do not have any material temporary taxable differences that provide evidence of future U.S. taxable income, nor do we have any ability to realize any of our deferred tax assets through carryback to prior periods. Also, we are not aware of any prudent and feasible tax planning strategies at this time that would have a material impact on taxable income.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

Our primary source of positive evidence is the three-year cumulative accounting profit in the U.S. It is more-likely-than-not that this positive evidence will no longer apply at some point in fiscal year 2017, making it a less persuasive metric than in prior years. Therefore, we believe the weight of the negative evidence discussed above is greater than the existing positive evidence as of June 30, 2016 and conclude that it is more-likely-than-not that we will be unable to realize our U.S. net deferred tax asset. As a result, a full valuation allowance is now needed on our U.S. net deferred tax asset.

As a result of this conclusion, our U.S. tax provision expense is significantly higher in fiscal year 2016 due to the non-cash valuation allowance recognition. For future periods in which we remain in a full valuation allowance position, we would expect our U.S. tax provision expense to be limited to the alternative minimum tax (if applicable) for federal tax purposes, which approximates 2% of earnings before income taxes, and state taxes in various jurisdictions.

U.K. - During fiscal year 2014, a change in U.K. tax law relative to treatment of research and development expenses allowed us to release $214 of valuation allowance against deferred tax assets that we believe are now realizable as a result of the current period tax law change. We believe that in light of this law change, we will now generate sufficient taxable income to fully utilize our net deferred tax assets in the U.K. We expect to fully utilize our net operating losses in the U.K. in fiscal year 2016.

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

We are beginning to show greater profitability in our German operations. While we continue to have cumulative losses over a 12-quarter period, it is possible that we could become cumulatively profitable over a 12-quarter period in the next 12 to 24 months should profitable operations continue. We will continue to monitor results in Germany to determine if a change in our valuation allowance conclusion is needed.

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

Unrecognized tax benefits

There has been no activity in the components of our unrecognized tax benefits for the fiscal years ended June 30, 2016 or 2015. The amount of gross tax effected unrecognized tax benefits as of June 30, 2016 was approximately $297 of which approximately $248, if recognized, would affect the effective tax rate. During the fiscal year ended June 30, 2016, we recognized approximately $23 of interest and no penalties. We had approximately $281 and $258 of accrued interest at June 30, 2016 and 2015, respectively. We had approximately $88 of accrued penalties as of both June 30, 2016 and 2015. We recognize potential interest and penalties related to unrecognized tax benefits as a component of income tax expense. We believe that the amount of uncertainty in income taxes will not change by a significant amount within the next 12 months.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

Tax Asset Preservation Plan

As previously disclosed in our Form 8-K filed on March 1, 2016, we entered into a Tax Asset Preservation Plan (the “TAPP”) with American Stock Transfer & Trust Company, LLC, as rights agent. Our Board of Directors adopted the TAPP in an effort to deter acquisitions of the Company’s common stock, par value $0.01 per share (“Common Stock”), that would potentially limit the Company’s ability to use its net loss carryforwards and certain other tax attributes (collectively, “NOLs”) to reduce its potential future federal income tax obligations. If we experience an “ownership change,” as defined in Section 382 of the Code, our ability to use the NOLs could be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could adversely affect the value of the NOLs.

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

We currently intend to propose an amendment to our certificate of incorporation at our 2016 Annual Meeting of Stockholders that would establish ownership limitations designed to preserve the value of our deferred tax assets in a manner similar to the TAPP. The Rights will expire on the earlier of (i) close of business on the fifth business day after the Company files with the SEC a Current Report on Form 8-K reporting the results of the 2016 Annual Meeting of Stockholders of the Company (including any postponement or adjournment thereof) and (ii) the time at which the Board of Directors determines that the NOLs are fully utilized or no longer available under Section 382 of the Code. If, however, any person becomes an Acquiring Person, the Plan will not expire until March 1, 2026.

The Board of Directors may direct the Company to redeem the Rights for $0.001 per Right at any time before any person or group becomes an Acquiring Person. If the Board of Directors directs the Company to redeem any Rights, it must redeem all of the Rights. Once the Rights are redeemed, the only right of the holders of Rights will be to receive the redemption price of $0.001 per Right. The redemption price will be adjusted if the Company has a stock split or stock dividends of the Common Stock. The value of the Rights is de minimis. There has been no triggering event (as defined in the TAPP) as of June 30, 2016.

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

Our 2011 Stock Incentive Plan became effective November 1, 2011 and replaced the 2001 Stock Option Plan that expired on October 31, 2011. The 2011 Stock Incentive Plan terminates on October 31, 2021. Stockholders have authorized the issuance of up to 1,100,000 shares under this plan, and at June 30, 2016, there were 316,516 shares available for future grants.

During the year ended June 30, 2016, we retroactively rescinded 120,000 restricted stock awards previously granted to our president and CEO and granted him a total of 100,000 new restricted stock awards under the terms of an amended employment agreement as described in Note 4 – Immaterial Restatement of Previously Issued Financial Statements – 2015 Immaterial Restatement and Note 17 – Commitments and Contingencies – Shareholder Demand Letter.

We recorded share-based compensation related to the issuance of stock options and restricted stock to employees, board members and non-employees, as follows:

	Year Ended June 30,
	2016	2015	2014

Share-based compensation expense included in the consolidated statement of operations:
Cost of sales	$24	$53	$56
Sales and marketing	154	115	176
Research and development	119	105	150
General and administrative	492	380	748
Total	789	653	1,130

Based on historical experience of restricted stock and option pre-vesting cancellations, we estimated annualized forfeiture rates of 8.0% and 5.0% for unvested restricted stock awards and stock options outstanding as of June 30, 2016 and 2015, respectively. We update our expectation of forfeiture rates quarterly and under the true-up provisions of ASC 718-10, we will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated.

We have not received any cash from option exercises under any share-based payment arrangements for the fiscal years ended June 30, 2016, 2015 and 2014.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

Restricted Share Awards

During fiscal year 2016, we issued 356,500 shares of restricted stock. All of these restricted awards were issued to employees, executives and board members and vest as follows: (1) ratably over a four-year period for employees, (2) in full after three years for executives, except for certain restricted awards granted to CEO that vest ratably over a three-year period (see Note 16 – Commitments and Contingencies – Shareholder Demand Letter) and (3) three-year graded vesting period for board members. Vesting is based solely on a service condition, and restrictions generally release ratably over the service period. The weighted-average grant date fair value per share for our restricted stock awards is the closing price on the date of grant. A summary of the activity of our service condition restricted stock awards during fiscal year 2016 is presented below:

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2015(1)	250,690	$6.62
Granted	356,500	4.87
Vested	(81,300)	6.49
Forfeited	(61,773)	5.87
Non-vested at June 30, 2016	464,117	$5.39

(1)	Reflects the retroactive rescission of 120,000 restricted stock awards previously granted to the Company's president and CEO.

During fiscal year 2014, we issued performance-based restricted shares (“PSAs”) to senior and executive management and board members. The PSAs issued in fiscal year 2014 will be released only if company performance criteria are achieved over a three-year performance period. The performance criteria are determined each year and require us to achieve certain financial goals. The weighted-average grant date fair value per share for our performance shares is the closing price on the date the annual performance criteria is approved by our Board of Directors.

During the year ended June 30, 2016, 20,500 previously granted performance based restricted shares were forfeited due to a failure to meet performance goals associated with our fiscal year 2015 financial results. A summary of the activity of our PSAs during fiscal year 2016 is presented below:

Performance Stock Awards	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2015	25,887	$5.84
Granted	-	-
Vested	-	-
Forfeited	(20,500)	6.93
Non-vested at June 30, 2016	5,387	$5.14

Total compensation cost of restricted stock awards issued, but not yet vested as of June 30, 2016 is $1,485, which is expected to be recognized over the weighted average period of 2.1 years.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

Stock Options

We use the Black-Scholes valuation model to estimate the fair value of each option award on: (1) the date of grant for grants to employees and (2) each reporting period-end date for grants to non-employees, until the non-employee shares have vested, at which point the vest date becomes the final measurement date for non-employee grants. We did not grant any stock options in fiscal years 2016, 2015 and 2014, and there were no unvested options granted to non-employees as of June 30, 2016.

A summary of our stock option activity as of June 30, 2016 and changes during fiscal year 2016 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding as of July 1, 2015	92,516	$11.96
Granted	-	-
Exercised	-	-
Forfeited or expired	(8,097)	14.61
Outstanding as of June 30, 2016	84,419	$11.71	1.12	$-
Vested at June 30, 2016	84,419	$11.71	1.12	$-
Exercisable at June 30, 2016	84,419	$11.71	1.12	$-

The following table summarizes information about stock options outstanding and exercisable at June 30, 2016:

	Outstanding Options			Options Exercisable
Range of Exercise Prices	Weighted- Average Remaining Contractual Life (Years)	Number Outstanding	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$5.90	2.09	20,000	$5.90	20,000	$5.90
$11.10 - $13.00	0.66	26,910	$12.65	26,910	$12.65
$13.50	1.14	23,509	$13.50	23,509	$13.50
$14.70	0.69	10,000	$14.70	10,000	$14.70
$16.40	0.34	4,000	$16.40	4,000	$16.40
$5.90 - $16.40	1.12	84,419	$11.71	84,419	$11.71

The total intrinsic value of options both outstanding and exercisable was nil, $6 and $71 for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. There is no remaining compensation cost for options granted as all outstanding options have vested as of June 30, 2016. We generally issue new shares to satisfy option exercises.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

11.	Pensions and Other Postretirement Benefits

Defined Contribution Plans

We maintain a retirement savings plan available to U.S. employees that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. From July 1, 2012 through August 20, 2013, the Company was matching 25% of the first 5% of the participants’ compensation. Effective August 21, 2013, the Company matches 50% of the first 5% of the participants’ compensation. For fiscal years 2016, 2015 and 2014, we made matching contributions of $449, $443 and $388, respectively.

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our U.K. based employees. The Stakeholder Plan provides for discretionary matching contributions of between 4% and 7% of the employee’s salary. For fiscal years 2016, 2015 and 2014, we made total contributions to the Stakeholder Plan of $43, $58 and $70, respectively.

Defined Benefit Plans

As of June 30, 2016, we maintained defined benefit pension plans (the “Pension Plans”) covering former employees in Germany. The measurement date used to determine fiscal years’ 2016 and 2015 benefit information for the Pension Plans was June 30, 2016 and 2015, respectively. Our Pension Plans have been closed to new employees since 1998 and no existing employees are eligible to participate, as all eligible participants are no longer employed by us.

A reconciliation of the changes in the Pensions Plans’ benefit obligations and fair value of plan assets over the two-year period ended June 30, 2016, and a statement of the funded status at June 30, 2016 for these years for the Pension Plans is as follows:

Obligations and Funded Status

	June 30,
	2016	2015

Change in benefit obligation:
Benefit obligation at beginning of year	$4,628	$5,567
Interest cost	96	126
Actuarial loss	435	224
Foreign currency exchange rate change	4	(1,032)
Benefits paid	(244)	(257)
Benefit obligation at end of year	$4,919	$4,628

Change in plan assets:
Fair value of plan assets at beginning of year	$1,432	$1,984
Actual return on plan assets	(15)	30
Employer contributions	12	22
Benefits paid	(237)	(247)
Foreign currency exchange rate change	-	(357)
Fair value of plan assets at end of year	$1,192	$1,432
Funded status at end of year	$(3,727)	$(3,196)

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

Amounts Recognized in the Consolidated Balance Sheets

	June 30,
	2016	2015

Other accrued expenses (1)	$(7)	$(7)
Pension liability - long-term liabilities	(3,720)	(3,189)
Total pension liability	$(3,727)	$(3,196)

Accumulated other comprehensive loss	$1,637	$1,214

(1) Included in line item accounts payable and accrued expenses

Items Not Yet Recognized as a Component of Net Periodic Pension Cost:

	June 30,
	2016	2015

Net loss	$1,637	$1,214
	$1,637	$1,214

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets

	June 30,
	2016	2015

Projected benefit obligation	$4,919	$4,628
Accumulated benefit obligation	$4,919	$4,628
Fair value of plan assets	$1,193	$1,432

The following table provides the components of net periodic pension cost recognized in earnings for the fiscal years ended June 30, 2016, 2015 and 2014:

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

	Year Ended June 30,
	2016	2015	2014

Net Periodic Benefit Cost
Service cost	$-	$-	$-
Interest cost	96	126	174
Expected return on plan assets	(22)	(45)	(61)
Recognized actuarial loss	50	40	19
Amortization of unrecognized net transition obligation (asset)	-	-	-
Net periodic benefit cost	$124	$121	$132

We estimate that $77 of the net loss for the defined benefit pension plans will be amortized from accumulated other comprehensive income into net period benefit cost over the next fiscal year.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

Assumptions

The following table sets forth the assumptions used to determine benefit obligations:

	June 30,
	2016	2015

Discount rate	1.07%	2.13%
Expected return on plan assets	2.50%	2.50%
Compensation increase rate	0.00%	0.00%

The following table sets forth the assumptions used to determine net periodic benefit cost:

	Year Ended June 30,
	2016	2015	2014

Discount rate	2.13%	2.65%	3.43%
Expected return on plan assets	2.50%	3.50%	3.00%
Compensation increase rate	0.00%	0.00%	0.00%

On an annual basis, we adjust the discount rate used to determine the projected benefit obligation to approximate rates on high-quality, long-term obligations.

Plan Assets

The following table sets forth, by level within the fair value hierarchy, a summary of the defined benefit plan’s assets measured at fair value, as well as the percentage of total plan assets for each category at June 30, 2016:

	Level 1	Level 2	Level 3	Total Assets	Percentage of Plan Assets 2016

Asset Category:
Cash and cash equivalents	$8	$-	$-	$8	0.7%
Equity securities	-	572	-	572	47.9%
Debt securities	-	57	-	57	4.8%
Cash surrender value insurance contracts	-	556	-	556	46.6%
Totals	$8	$1,185	$-	$1,193	100.0%

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

Pension assets utilizing Level 1 inputs include fair values of equity investments and debt securities, and related dividends, which were determined by closing prices for those securities traded actively on national stock exchanges. All cash equivalents are carried at cost, which approximates fair value. Level 2 assets include fair values of equity investments and debt securities with limited trading activity and related dividends that were determined by closing prices for those securities traded on national stock exchanges and cash surrender life insurance contracts that are valued based on contractually stated settlement value. In estimating the expected return on plan assets, we consider past performance and future expectations for the fund. Defined benefit plan assets are heavily weighted toward equity investments that yield consistent, dependable dividends.

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

Contributions

We expect to contribute $13 to our defined benefit pension plans in fiscal year 2017.

Estimated Future Benefit Payments

Expected benefit payments, which reflect expected future service, during the next ten fiscal years ending June 30 are as follows:

Pension
Benefits

2017	241
2018	244
2019	243
2020	241
2021	240
2022 - 2026	1,176

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

12.	Segment Information

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

A summary of our revenue and long-lived assets by geographic area is as follows:

	Year Ended June 30,
	2016	2015	2014

United States	$36,697	$34,713	$40,993
Canada	4,924	7,046	5,746
Total North America	41,621	41,759	46,739

Japan	11,270	11,929	11,161
Other Asia-Pacific	2,935	2,230	3,193
Total Asia-Pacific	14,205	14,159	14,354

Europe	5,311	8,532	9,964

South America	12	9	114
Total revenue	$61,149	$64,459	$71,171

	June 30,
	2016	2015

Long-lived assets:
United States	$3,247	$16,008
Europe	242	387
Japan	1,658	1,248
Other Asia-Pacific	18	23
Total long-lived assets	$5,165	$17,666

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

13.	Concentration of Risk

Sales to unaffiliated customers outside the U.S. were $24,452, $29,746 and $30,178 for the years ended June 30, 2016, 2015 and 2014, respectively, which amounts represented 40%, 46% and 42% of total sales for the respective fiscal years.

Sales to the U.S. Government, prime contractors and agencies of the U.S. Government amounted to approximately $9,748, $12,001 and $10,072 for the years ended June 30, 2016, 2015 and 2014, respectively, which amounts represented 16%, 19% and 14% of total sales for the respective fiscal years.

In addition, the following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for any one of the indicated periods:

	Year Ended June 30,
	2016	2015	2014

Customer A(1)	21%	11%	17%
Customer B	<10%	<10%	13%

(1)	Data for all periods reflects the merger of two customers consummated in the year ended June 30, 2016.

We assess credit risk through ongoing credit evaluations of a customers’ financial condition. Generally, collateral is not required.

The following summarizes accounts receivable by significant customer where such accounts receivable exceeded 10% of total accounts receivable for any one of the indicated periods:

	June 30,
	2016	2015

Customer A(1)	38%	<10%
Customer C	<10%	37%

(1)	Data for all periods reflects the merger of two customers consummated in the year ended June 30, 2016.

There were no other customers representing 10% or more of our accounts receivable at June 30, 2016 and 2015.

The following summarizes purchases from significant vendors where such purchases accounted for 10%, or more, of total purchases for any one of the indicated periods:

	Year Ended June 30,
	2016	2015	2014

Vendor A	18%	19%	13%
Vendor B	16%	<10%	<10%
Vendor C	13%	20%	18%
Vendor D	<10%	15%	23%

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

14.	Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of quarterly financial results for the fiscal years ended June 30, 2016 and 2015:

	Three Months Ended
	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016
2016
Net sales	$13,351	$14,899	$15,456	$17,443
Gross margin	$7,857	$9,376	$7,959	$11,064
Operating income (loss)	$2,964	$(358)	$(1,910)	$1,249
Net income (loss)	$3,207	$(283)	$(1,176)	$(12,861)
Net income (loss) per share - basic	$0.35	$(0.03)	$(0.13)	$(1.40)
Net income (loss) per share - diluted	$0.35	$(0.03)	$(0.13)	$(1.40)

	Three Months Ended
	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015
2015
Net sales	$17,540	$15,996	$17,110	$13,813
Gross margin	$9,698	$8,807	$10,085	$7,800
Operating income (loss)	$849	$(563)	$1,563	$(654)
Net income (loss)	$387	$(543)	$848	$(881)
Net income (loss) per share - basic	$0.04	$(0.06)	$0.09	$(0.10)
Net income (loss) per share - diluted	$0.04	$(0.06)	$0.09	$(0.10)

15.	Dividends

During fiscal years 2016 and 2015, we declared and paid four cash dividends. Future dividends are subject to declaration by our Board of Directors. Cash dividends declared on our common stock during fiscal year 2016 are summarized in the following table:

			Dividends Declared
Record Date	Payment Date	Type	Per Share	Total

September 15, 2015	September 29, 2015	Quarterly	$0.12	$1,146
December 15, 2015	December 29, 2015	Quarterly	$0.12	$1,157
March 15, 2016	March 29, 2016	Quarterly	$0.12	$1,159
June 14, 2016	June 28, 2016	Quarterly	$0.12	$1,158
			Total	$4,620

As of June 30, 2016, we recorded $273 of dividends payable to holders of restricted common stock who held restricted shares at the time of the dividend record dates and still held those restricted shares as of June 30, 2016. Such dividends will be paid when the restrictions on a holder’s restricted common shares lapse. This dividend payable is divided between current payable and non-current payable in the amounts of $95 and $178, respectively, based upon the expected vesting date of the underlying shares. These holders of restricted common stock will receive the dividend payments as long as they remain eligible at the vesting date of the shares. For fiscal year 2016, $63 of dividends payable were forfeited and returned to capital for restricted shares that were forfeited prior to meeting vesting requirements. Because the participants are not entitled to these dividends unless they complete the requisite service period for the shares to vest, they are not “participating dividends” as defined under ASC Topic 260-10, Earnings per Share.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

16.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes, for the year ended June 30, 2016:

	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at June 30, 2015	$(1,214)	$1,323	$109
Other comprehensive income before reclassifications	(473)	(231)	(704)
Amounts reclassified from accumulated other comprehensive income (loss)	50	-	50
Net current period other comprehensive income (loss)	(423)	(231)	(654)
Balance at June 30, 2016	$(1,637)	$1,092	$(545)

17.	Commitments and Contingencies

Operating Leases

We lease certain office space, warehousing and equipment under various operating leases. These leases expire at various dates through fiscal 2020 and generally provide for the payment of taxes, insurance, operating expenses and maintenance costs. Additionally, certain leases contain escalation clauses that provide for increased rents resulting from the pass-through of increases in operating costs, property taxes and consumer price indexes.

At June 30, 2016, future minimum lease payments for the fiscal years ending June 30 are as follows:

2017	$1,542
2018	1,327
2019	575
2020	103
2021 and thereafter	-
$3,547

Rent expense under all operating leases amounted to $2,057, $2,157 and $2,340 for the years ended June 30, 2016, 2015 and 2014, respectively.

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

Severance Arrangements

Pursuant to the terms of the employment agreements with our executive officers and certain other employees, employment may be terminated by either the respective executive officer or us at any time. In the event the employee voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end. In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect. In the event our CEO resigns within three months of a change in control or the CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two, as well as incremental medical costs. Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period. At June 30, 2016, the maximum contingent liability under these agreements is $2,105. Our employment agreements with certain of our employees contain certain offset provisions, as defined in their respective agreements.

Shareholder Demand Letter

As previously disclosed in our Form 8-K filed on October 15, 2015, on October 5, 2015, our Board of Directors received a demand letter from a law firm on behalf of a purported shareholder of the Company alleging that the grant of 120,000 RSAs pursuant to our November 18, 2014 employment agreement with our CEO exceeded the limits set forth in the 2011 Stock Incentive Plan (“2011 Plan”). In response to the demand letter, our Board of Directors formed a special committee to investigate the allegations and take corrective action should any be necessary. As more fully described in our Form 8-K filed on October 15, 2015, we also took actions to, among other things, amend the employment agreement to rescind the grant of 120,000 RSAs to our CEO.

CONCURRENT COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

(Amounts in thousands, except for share and per share data)

On October 15, 2015, the Company entered into an amendment (the “Amendment”) to its initial employment agreement with its president and CEO dated November 18, 2014. Pursuant to the terms of the Amendment, the Company and its CEO agreed to rescind the 120,000 RSAs initially granted under the 2011 Plan to its CEO pursuant to the terms of the initial employment agreement. This rescission was effective as of the date the RSAs were initially granted.

In connection with the execution of the Amendment, on October 15, 2015, the Company awarded its CEO a cash bonus of $332 and granted him 45,000 RSAs under the 2011 Plan that will vest in equal installments over three years on each anniversary of the grant date, provided that the CEO remains employed by the Company on each such date.

As part of the Amendment, on February 11, 2016, the Company granted its CEO 15,000 RSAs under the 2011 Plan that will vest in substantially equal installments over three years on each anniversary of the grant date and 40,000 RSAs under the 2011 Plan that will vest on the third anniversary of the grant date, in each case such grants are subject to the terms of the 2011 Plan.

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

In August 2016, the final report of the special committee concluded the following: (1) the Company effectively rescinded the entire 120,000 RSA to its CEO and that no further action with respect to that grant is necessary, (2) it would not be in the best interest of the Company to pursue and other relief with respect to the 120,000 RSA grant to its CEO, (3) the investigation found no other violations of the 2011 Plan, (4) as part of an enhancement to the Company’s internal control procedures, all awards should be reviewed and approved, before the grant is made, by the Company’s CFO and corporate controller and a written policy statement or checklist should be prepared which outlines procedural steps and a timeline for granting equity awards, and (5) no additional formal controls are required by the Compensation Committee for approving equity awards.

18.	Subsequent Events

We have evaluated subsequent events through the date these financial statements were issued and determined that there were no material subsequent events that required recognition or additional disclosure in our consolidated financial statements.

Schedule II

Concurrent Computer Corporation

Valuation And Qualifying Accounts

For The Years Ended June 30, 2016, 2015 and 2014

(Amounts in thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (a)	Balance at End of Year

Reserves and allowances deducted from asset accounts or accrued as expenses:

2016
Allowance for doubtful accounts	$18	$41	$(4)	$55
Warranty accrual	164	175	(227)	112

2015
Allowance for doubtful accounts	$78	$-	$(60)	$18
Warranty accrual	78	254	(168)	164

2014
Allowance for doubtful accounts	$70	$20	$(12)	$78
Warranty accrual	119	124	(165)	78

(a) Charges and adjustments to the reserve accounts for write-offs and credits issued during the year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCURRENT COMPUTER CORPORATION
(Registrant)

By:	/s/ Derek Elder
Derek Elder
President and Chief Executive Officer

Date: August 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Registrant and in the capacities indicated on August 30, 2016.

NAME	TITLE

/s/ Steve G. Nussrallah	Chairman of the Board and Director
Steve G. Nussrallah

/s/ Derek Elder	President, Chief Executive Officer and Director (Principal Executive Officer)
Derek Elder

/s/ Emory O. Berry	Chief Financial Officer and Executive Vice President of Operations (Principal Financial and Accounting Officer)
Emory O. Berry

/s/ Charles Blackmon	Director
Charles Blackmon

/s/ Larry L. Enterline	Director
Larry L. Enterline

/s/ Robert M. Pons	Director
Robert M. Pons

/s/ Dilip Singh	Director
Dilip Singh

Exhibit	Description of Document

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.8	Certificate of Designations of Series B Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K files on March 1, 2016).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.2	Form of Series B Participating Preferred Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form 8-A (No. 001-37706)).

4.3	Form of Right Certificate (included in Exhibit 10.18).

10.1	Schedule of Officers who have entered into the Form Indemnification Agreement (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.2	1991 Restated Stock Option Plan (as amended as of October 26, 2000) (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement dated September 18, 2000).

10.3	Richard Rifenburgh Non-Qualified Stock Option Plan and Agreement (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-82686)).

10.4	Concurrent Computer Corporation 2001 Stock Option Plan (incorporated by reference to Annex II to the Registrant’s Proxy Statement dated September 19, 2001).

10.5	Concurrent Computer Corporation Amended and Restated 2001 Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form S-8 (No. 333-125974)).

10.6	Form of Option Agreement with Transfer Restrictions (incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 24, 2005).

10.7	Form of Incentive Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 33-45871)).

10.8	Form of Non-Qualified Stock Option Agreement between the Registrant and its executive officers (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997).

10.9	Consulting Services Agreement among the Company, TechCFO and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.10	Indemnification Agreement between the Company and Emory Berry (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 9, 2007).

10.11	Amended and Restated Employment Agreement between Concurrent Computer Corporation and Dan Mondor dated October 4, 2010 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 4, 2010 (No. 000-13150)).

10.12	Employment Agreement, dated August 1, 2008, between Concurrent Computer Corporation and Emory O. Berry (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2008 (No. 001-13150)).

10.13	Concurrent Computer Corporation 2011 Stock Incentive Plan (incorporated by reference to Annex I to the Registrant’s Proxy Statement dated September 12, 2011).

10.14	Board Representation and Standstill Agreement, dated July 23, 2012, among Concurrent Computer Corporation, Singer Children’s Management Trust, Lloyd I. Miller, III, Robert M. Pons, Dilip Singh and certain other parties (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 23, 2012 (No. 000-13150)).

10.15	Employment Agreement, dated November 18, 2014, between Concurrent Computer Corporation and Derek Elder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 18, 2014 (No. 001-13150)).

10.16	Concurrent Computer Corporation 2011 Stock Incentive Plan Award Agreement – Terms and Conditions (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K filed on August 26, 2015).

10.17	Amendment to Employment Agreement dated October 15, 2015 between Concurrent Computer Corporation and Derek Elder (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2015).

10.18	Tax Asset Preservation Plan, dated as of March 1, 2016, between Concurrent Computer Corporation and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2016).

10.19	Board Representation and Standstill Agreement, dated August 29, 2016, among Concurrent Computer Corporation, JDS1, LLC, Julian Singer and Wayne Barr (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 29, 2016).

21.1*	List of Subsidiaries.

23.1*	Consent of Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

* Included herewith.