Form 10-Q
period 2016-09-30
CONCURRENT COMPUTER CORP/DE
filed 2016-11-15
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Yes   ☑            No   ☐

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of November 11, 2016 was 9,895,740

Concurrent Computer Corporation

Form 10-Q

For the Three Months Ended September 30, 2016

Part I - Financial Information

Item 1.   Condensed Consolidated Financial Statements

Concurrent Computer Corporation

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	September 30, 2016	June 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,269	$20,268
Accounts receivable, net of allowance for doubtful accounts of $56 and $55 at September 30, 2016 and June 30, 2016, respectively	10,453	15,104
Inventories	2,699	3,495
Prepaid expenses and other current assets	1,421	1,061
Total current assets	33,842	39,928

Property and equipment, net	3,057	3,061
Deferred income taxes, net	941	924
Other long-term assets, net	1,374	1,323
Total assets	$39,214	$45,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,360	$9,191
Deferred revenue	8,024	8,126
Total current liabilities	15,384	17,317

Long-term liabilities:
Deferred revenue	884	1,168
Pension liability	3,774	3,720
Other long-term liabilities	2,095	2,033
Total liabilities	22,137	24,238

Commitments and contingencies (Note 17)

Stockholders' equity:
Shares of series preferred stock, par value $0.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of series B junior participating preferred stock, par value $0.01; 14,000 authorized; none issued	-	-
Shares of common stock, par value $0.01; 14,000,000 authorized; 9,248,403 and 9,218,093 issued and outstanding at September 30, 2016 and June 30, 2016, respectively	92	92
Capital in excess of par value	211,213	210,971
Accumulated deficit	(193,350)	(189,265)
Treasury stock, at cost; 37,788 shares	(255)	(255)
Accumulated other comprehensive income (loss)	(623)	(545)
Total stockholders' equity	17,077	20,998
Total liabilities and stockholders' equity	$39,214	$45,236

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation

Condensed Consolidated STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,
	2016	2015
Revenues:
Product	$7,859	$8,494
Service	5,257	4,857
Total revenues	13,116	13,351

Cost of sales:
Product	3,790	3,453
Service	2,143	2,041
Total cost of sales	5,933	5,494
Gross margin	7,183	7,857

Operating expenses:
Sales and marketing	4,475	3,394
Research and development	3,307	3,837
General and administrative	2,344	1,778
Gain on sale of product line, net	-	(4,116)
Total operating expenses	10,126	4,893
Operating income (loss)	(2,943)	2,964

Interest income	27	3
Interest expense	(3)	-
Other income, net	119	123
Income (loss) before income taxes	(2,800)	3,090

Provision (benefit) for income taxes	128	(117)
Net income (loss)	$(2,928)	$3,207

Net income (loss) per share
Basic	$(0.32)	$0.35
Diluted	$(0.32)	$0.35
Weighted average shares outstanding - basic	9,189,343	9,112,891
Weighted average shares outstanding - diluted	9,189,343	9,176,877

Cash dividends declared per common share	$0.12	$0.12

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation

Condensed Consolidated STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,
	2016	2015

Net income (loss)	$(2,928)	$3,207

Other comprehensive income (loss):
Foreign currency translation adjustment	(75)	(94)
Pension and post-retirement benefits, net of tax	(3)	(3)
Other comprehensive loss	(78)	(97)

Comprehensive income (loss)	$(3,006)	$3,110

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONCURRENT COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the three month period ended September 30, 2016

(Amounts in thousands, except share data)

	Common Stock		Capital In		Accumulated Other
		Par	Excess Of	Accumulated	Comprehensive	Treasury Stock
	Shares	Value	Par Value	Deficit	Income (Loss)	Shares	Cost	Total

Balance at June 30, 2016	9,218,093	$92	$210,971	$(189,265)	$(545)	(37,788)	$(255)	$20,998
Dividends declared				(1,182)				(1,182)
Dividends forfeited with restricted stock forfeitures				25				25
Share-based compensation expense			242					242
Lapse of restriction on restricted stock	30,310	-	-					-
Other comprehensive income (loss), net of taxes:
Net loss				(2,928)				(2,928)
Foreign currency translation adjustment					(75)			(75)
Pension plan					(3)			(3)
Total comprehensive income (loss)								(3,006)
Balance at September 30, 2016	9,248,403	$92	$211,213	$(193,350)	$(623)	(37,788)	$(255)	$17,077

The accompanying notes are an integral part of the condensed consolidated financial statements

Concurrent Computer Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,
	2016	2015

Cash flows provided by (used in) operating activities:
Net income (loss)	$(2,928)	$3,207
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	458	431
Share-based compensation	242	167
Deferred income taxes, net	-	(257)
Provision for excess and obsolete inventories	110	23
Foreign currency exchange gains	(104)	(120)
Gain on sale of product line, net	-	(4,116)
Decrease (increase) in assets:
Accounts receivable	4,676	(219)
Inventories	768	499
Prepaid expenses and other current assets	(354)	(510)
Other long-term assets	(105)	(63)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(1,973)	(667)
Deferred revenue	(415)	(571)
Pension and other long-term liabilities	55	51
Net cash provided by (used in) operating activities	430	(2,145)

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(347)	(448)
Purchase of domain name	-	(35)
Proceeds from sale of product line	-	2,750
Net cash provided by (used in) investing activities	(347)	2,267

Cash flows used in financing activities:
Dividends paid	(1,142)	(1,143)
Net cash used in financing activities	(1,142)	(1,143)

Effect of exchange rates on cash and cash equivalents	60	32

Decrease in cash and cash equivalents	(999)	(989)
Cash and cash equivalents - beginning of period	20,268	25,451
Cash and cash equivalents - end of period	$19,269	$24,462

Cash paid during the period for:
Interest	$1	$1
Income taxes (net of refunds)	$500	$225

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

We provide software, hardware and professional services for the content delivery market, storage solutions market and the high-performance, real-time market. Effective July 1, 2016, we changed the way our chief operating decision maker views our operating results by providing more discrete segment financial information. As a result, our reportable operating segments now consist of Content Delivery and Real-Time.

Our content delivery solutions consist of software, hardware and services for intelligently streaming video content to a variety of consumer devices and storing and managing content in the network. Our streaming video and storage products and services are deployed by service providers to support consumer-facing video services including live broadcast video, video-on-demand and time-shifted video applications such as cloud-based digital video recording. In fiscal year 2016, we introduced Aquari™, our new unified scale-out storage solutions product to our content delivery customers.

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair presentation have been included. The year-end condensed consolidated balance sheet data as of June 30, 2016 was derived from audited consolidated financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on August 30, 2016.

There have been no changes to our Significant Accounting Policies as disclosed in Note 2 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2016. The results reported in these condensed consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

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

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

2.	Recent Accounting Guidance

Recently Adopted Accounting Guidance

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) (“ASU 2015-05”). The pronouncement was issued to provide guidance concerning accounting for fees in a cloud computing arrangement. The pronouncement was effective for us on July 1, 2016, and we adopted the guidance prospectively. The adoption of ASU 2015-05 did not have a significant impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Clarification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. We do not expect ASU 2016-15 to have a material impact on our consolidated financial statements or disclosures.

3.	Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Common share equivalents of 342,361 and 127,190 for the three months ended September 30, 2016 and 2015, respectively, were excluded from the calculation as their effect was anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,
	2016	2015

Basic and diluted EPS calculation:
Net income (loss)	$(2,928)	$3,207

Basic weighted average number of shares outstanding	9,189,343	9,112,891
Effect of dilutive securities:
Employee stock options	-	-
Restricted shares	-	63,821

Diluted weighted average number of shares outstanding	9,189,343	9,176,712
Basic EPS	$(0.32)	$0.35
Diluted EPS	$(0.32)	$0.35

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

4.	Fair Value Measurements

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

Our financial assets that are measured at fair value on a recurring basis as of September 30, 2016 are as follows:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash	$9,206	$9,206	$-	$-
Money market funds	10,063	10,063	-	-
Cash and cash equivalents	$19,269	$19,269	$-	$-

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2016 are as follows:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Cash	$10,213	$10,213	$-	$-
Money market funds	10,055	10,055	-	-
Cash and cash equivalents	$20,268	$20,268	$-	$-

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

5.	Income Taxes

Components of Provision (Benefit) for Income Taxes

The domestic and foreign components of income (loss) before the provision (benefit) for income taxes are as follows:

	Three Months Ended September 30,
	2016	2015
United States	$(3,314)	$2,755
Foreign	514	335
Income (loss) before income taxes	$(2,800)	$3,090

We recorded income tax expense for our domestic and foreign subsidiaries of $128 and an income tax benefit of $117 during the three months ended September 30, 2016 and 2015, respectively. The components of the provision (benefit) for income taxes are as follows:

	Three Months Ended September 30,
	2016	2015
United States	$8	$(251)
Foreign	120	134
Provision (benefit) for income taxes	$128	$(117)

For the three months ended September 30, 2016, the domestic tax expense is higher than the prior year due to the full valuation allowance that is now being applied to any tax benefit generated from operating losses. The domestic expense is primarily attributable to interest and penalties on uncertain tax positions and minimum state taxes in a number of jurisdictions for the three months ended September 30, 2016. The foreign tax expense is lower than the prior year primarily due to (1) lower pretax book income in Japan and (2) a reduction in the statutory tax rate in Japan for the three months ended September 30, 2016, compared to the same period from the prior year.

Net Operating Losses

As of June 30, 2016, we had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $89,937 for income tax purposes, of which none expire in fiscal year 2017, and the remainder expire at various dates through fiscal year 2035. We recently completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code (the “Code”) on our ability to utilize these net operating losses. The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2016. If we experience an ownership change as defined in Section 382 of the Code, our ability to use these NOLs will be substantially limited, which could therefore significantly impair the value of that asset. On March 1, 2016, we adopted a Tax Asset Preservation Plan (“TAPP”) in order to protect the value of our NOLs. At our 2016 Annual Meeting held on October 26, 2016, our shareholders adopted a formal amendment to our certificate of incorporation with terms substantially similar to the TAPP. The TAPP terminated in accordance with its terms on November 3, 2016 concurrent with the effectiveness of the amendment to our certificate of incorporation.

As of June 30, 2016, we had state NOLs of $51,346 and foreign NOLs of $28,208. The state NOLs expire between fiscal year 2017 and fiscal year 2035. The foreign NOLs expire according to the rules of each country. Currently, none of the jurisdictions in which the Company has foreign NOLs are subject to expiration due to indefinite carryforward periods.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Valuation Allowance

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance, we consider our historical and future projected operations along with other positive and negative evidence in assessing if sufficient future taxable income will be generated to use the existing deferred tax assets. The following summarizes our conclusions on the need for a valuation allowance in each jurisdiction as of September 30, 2016:

U.S. – As of June 30, 2016, we believed the weight of negative evidence was greater than the existing positive evidence and concluded that it was more-likely-than-not that we would be unable to realize our U.S. net deferred tax assets. As a result, a full valuation allowance was established on our U.S. net deferred tax assets which continue to remain in place as of September 30, 2016. For future periods in which we remain in a full valuation allowance position, we would expect our U.S. tax provision expense to be limited to the alternative minimum tax (if applicable) for federal tax purposes, which approximates 2% of earnings before income taxes, state taxes in various jurisdictions, and interest and penalties on our uncertain tax positions.

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

Unrecognized Tax Benefits

The Company has evaluated its unrecognized tax benefits and determined that there has not been a material change in the amount of such benefits for the three months ended September 30, 2016.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

6.	Share-Based Compensation

As of September 30, 2016, we had share-based compensation plans which are described in Note 10 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2016. We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. As of September 30, 2016, we had 70,509 stock options outstanding and 652,125 restricted shares outstanding. During the three months ended September 30, 2016, no stock options were granted or exercised; however, 13,910 stock options were cancelled. We recorded share-based compensation related to the issuance of restricted stock to employees and board members as follows:

	Three Months Ended September 30,
	2016	2015

Share-based compensation expense included in the consolidated statement of operations:
Cost of sales	$8	$1
Sales and marketing	72	30
Research and development	8	31
General and administrative	154	105
Total	$242	$167

A summary of the activity of our time-based, service condition restricted shares during the three months ended September 30, 2016, is presented below:

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2016	464,117	$5.39
Granted	188,000	5.53
Vested	(30,310)	5.32
Forfeited	(19,682)	5.72
Non-vested at September 30, 2016	602,125	$5.43

In conjunction with the resignation of one of our directors (See Note 17 – Commitments and Contingencies – Board Representation and Standstill Agreement), we accelerated the vesting of 5,400 shares of restricted stock. This acceleration of vesting resulted in stock compensation expense of $27 during the three months ended September 30, 2016.

During the three months ended September 30, 2016, we issued 50,000 performance-based restricted shares (“PSAs”) to senior and executive management. The PSAs issued in fiscal year 2016 will be released only if certain company financial performance criteria are achieved over a cumulative three-year performance period. The weighted-average grant date fair value per share for these PSAs was established on the date the cumulative three-year performance criteria was approved by our Board of Directors (“Board”).

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

During the three months ended September 30, 2016, 5,387 previously granted performance-based restricted shares were forfeited due to a failure to meet performance goals associated with our fiscal year 2016 financial results. A summary of the activity of our performance-based restricted shares during the three months ended September 30, 2016, is presented below:

Performance Stock Awards	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2016	5,387	$5.14
Granted	50,000	5.49
Vested	-	-
Forfeited	(5,387)	5.14
Non-vested at September 30, 2016	50,000	$5.49

7.	Pensions and Other Postretirement Benefits

Defined Contribution Plans

We maintain a retirement savings plan available to U.S. employees that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. We match 50% of the first 5% of the participants’ compensation invested by the employee in the 401(k) plan. We made matching contributions of $133 and $124 during the three months ended September 30, 2016 and 2015, respectively.

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our U.K. based employees. The Stakeholder Plan provides for discretionary matching contributions of between 4% and 7% of the employee’s salary. We contributed $13 and $14 to the Stakeholder Plan for the three months ended September 30, 2016 and 2015, respectively.

Defined Benefit Plans

The following table provides the components of net periodic pension cost of our German defined benefit pension plans recognized in earnings for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015

Net Periodic Benefit Cost
Interest cost	$13	$24
Expected return on plan assets	(4)	(5)
Recognized actuarial loss	20	12
Net periodic benefit cost	$29	$31

We contributed $4 to our German defined benefit pension plans for each of the three months ended September 30, 2016 and 2015, respectively. We expect to make additional, similar, quarterly contributions during the remaining quarters of our fiscal year 2017.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

8.	Inventories

Inventories consist of the following:

	September 30, 2016	June 30, 2016

Raw materials	$1,188	$1,233
Work-in-process	86	133
Finished goods	1,425	2,129
	$2,699	$3,495

9.	Property and Equipment, net

Property and equipment consists of the following:

	September 30, 2016	June 30, 2016

Leasehold improvements	$2,766	$2,750
Machinery and equipment	15,413	15,000
	18,179	17,750
Less: Accumulated depreciation	(15,122)	(14,689)
	$3,057	$3,061

Depreciation expense for property and equipment was $455 and $395 for the three months ended September 30, 2016 and 2015, respectively.

10.	Intangible Assets, net

Intangible assets, net of $140 and $143 at September 30, 2016 and June 30, 2016, respectively, consist of patents and an internet domain name (www.concurrent.com). The domain name is considered an indefinite lived intangible asset and is not amortizable. Intangible assets are included in other long-term assets, net in our consolidated balance sheets.

Amortization expense related to finite-lived intangible assets was $3 and $36 for the three months ended September 30, 2016 and 2015, respectively.

11.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2016	June 30, 2016

Accounts payable, trade	$3,646	$4,767
Accrued payroll, vacation and other employee expenses	2,634	2,757
Accrued income taxes	77	389
Dividend payable	95	95
Other accrued expenses	908	1,183
	$7,360	$9,191

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

12.	Sale of Product Line

On September 9, 2015, we sold the customer contracts and intellectual property related to our multi-screen video analytics product line for $3,500 pursuant to an Asset Purchase Agreement (“APA”) dated August 31, 2015 with Verimatrix, Inc. (“Verimatrix”), a privately-held video revenue security company based in San Diego, California. The APA included customary terms and conditions, including provisions that require the Company to indemnify Verimatrix for certain losses that it incurs as a result of a breach by the Company of its representations and warranties in the APA and certain other matters. Proceeds from the sale were payable to the Company as follows: (1) a $2,750 payment to the Company in cash (received on September 10, 2015) , (2) a $375 deferred payment (received in full on June 30, 2016) and (3) $375 placed in escrow (released and received in full on June 30, 2016). No amounts were held back pusuant to indemnification provisions in the APA.

The customer contracts and intellectual property sold had a net book value of $188 (which was included in intangible assets, net in our consolidated balance sheet). As a result of the sale, we also included $1,016 (net liability, consisting primarily of unearned deferred revenue) of related assets and liabilities not sold or transferred in the transaction in the calculation of the recorded gain. Additionally, through September 30, 2015, we incurred $212 in legal, accounting and other expenses that would not have been incurred otherwise. As a result, we recorded a net gain of $4,116 in our consolidated statement of operations for the three months ended September 30, 2015.

On July 1, 2015, we had adopted ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). As a result, we evaluated the sale of our multi-screen video analytics product line in light of this new standard. We concluded that the sale of our multi-screen video analytics product line in September 2015 was not a “material shift” (as defined in ASU 2014-08) for us and therefore, was not considered a discontinued operation. The operating profit related to the multi-screen video analytics product line for the three months ended September 30, 2015 (through the date of sale) was $179.

13.	Segment Information

Reportable Operating Segments

The “management approach” has been used to present the following segment information. This approach is based upon the way the management organizes segments within the Company for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (“CODM”) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.

Effective July 1, 2016, we changed the way our CODM views our operating results by providing more discrete segment financial information. As a result, our reportable operating segments now consist of Content Delivery and Real-Time.

•	Content Delivery - Our content delivery solutions product line consists of software, hardware and services for intelligently streaming video content to a variety of consumer devices and storing and managing content in the network. Our streaming video and storage products and services are deployed by service providers to support consumer-facing video services including live broadcast video, video-on-demand and time-shifted video applications such as cloud based digital video recording. The Content Delivery segment also includes Aquari, our unified scale-out storage solutions product line currently marketed to our content delivery and other third-party customers. Additionally, the Content Delivery segment for the three months ended September 30, 2015 includes the results of our multi-screen data analytics product line sold on September 9, 2015 (through the date of sale)

•	Real-Time - Our real-time solutions product line consist of real-time Linux operating system versions, development and performance optimization tools, simulation software and other system software combined, in many cases, with computer platforms and services. These real-time products are sold to a wide variety of companies seeking high performance, real-time computer solutions in the defense, aerospace, financial and automotive markets around the world.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

These operating segments were determined based on the nature of the products and services offered and the nature and industry of customers serviced. The measures that are used to assess the reportable segment’s operating performance are revenue, gross margin and operating income. Operating income for reportable segments is defined as gross margin less selling and marketing, research and development expenses, and certain general and administrative expenses. Any transactions between operating segments are eliminated in consolidation.

Additionally, corporate and unallocated costs include certain corporate sales and marketing and corporate general and administrative expenses (executive, finance, legal, risk management and human resources). These expenses are not included in the measure of segment operating income but are included in the reconciliation to income (loss) before income taxes.

Segment assets may be either directly attributable or allocated to the operating segment depending on their nature. However, segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources and therefore, are not presented. We recast our segment footnote to conform the presentation with our current reportable segments.

The table below represents information about the Company’s reportable operating segments for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016			2015
	Content Delivery	Real-Time	Total	Content Delivery	Real-Time	Total
Product	$2,440	$5,419	$7,859	$3,949	$4,545	$8,494
Services	2,679	2,578	5,257	2,497	2,360	4,857
Revenue from external customers	$5,119	$7,997	$13,116	$6,446	$6,905	$13,351

Gross margin	$2,525	$4,658	$7,183	$3,726	$4,131	$7,857

Sales and marketing	(2,616)	(1,460)	(4,076)	(1,910)	(1,329)	(3,239)
Research and development	(2,225)	(1,082)	(3,307)	(2,871)	(966)	(3,837)
General and administrative	(73)	(133)	(206)	(57)	(118)	(175)
Operating income (loss) for reportable segments	$(2,389)	$1,983	(406)	$(1,112)	$1,718	606

Corporate and unallocated costs:
Sales and marketing			(399)			(155)
General and administrative			(2,138)			(1,603)
Gain on sale of product line, net			-			4,116
			(2,537)			2,358

Operating income (loss)			(2,943)			2,964

Interest income			27			3
Interest expense			(3)			-
Other income, net			119			123
Income (loss) before income taxes			$(2,800)			$3,090

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Geographic Information

We attribute revenues to individual countries and geographic areas based upon location of our customers. A summary of our revenue by geographic area is as follows:

	Three Months Ended September 30,
	2016	2015
United States	$6,781	$8,607
Canada	901	1,116
Total North America	7,682	9,723

Japan	2,635	2,097
Other Asia-Pacific	1,346	301
Total Asia-Pacific	3,981	2,398

Europe	1,453	1,224

South America	-	6
Total revenue	$13,116	$13,351

14.	Concentration of Risk

The following table summarizes revenues by significant customer where such revenue accounted for 10% or more of total revenues for any one of the indicated periods:

	Three Months Ended
	September 30,
	2016	2015

Customer A(1)	<10%	25%

(1)Data for all periods reflects the merger of two customers consummated in the year ended June 30, 2016.

We assess credit risk through ongoing credit evaluations of customers’ financial condition, and collateral is generally not required. The following summarizes accounts receivable by significant customers for whom accounts receivable were 10% or more of total accounts receivables for any one of the indicated periods:

	September 30,	June 30,
	2016	2016

Customer B	14%	<10%
Customer A(1)	<10%	37%

(1)Data for all periods reflects the merger of two customers consummated in the year ended June 30, 2016.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

The following summarizes purchases from significant vendors where such purchases accounted for 10% or more of total purchases for any one of the indicated periods:

	Three Months Ended
	September 30,
	2016	2015

Vendor A	20%	<10%
Vendor B	18%	13%
Vendor C	10%	15%
Vendor D	<10%	19%

15.	Dividends

During the three months ended September 30, 2016, our Board approved quarterly cash dividends as follows:

			Dividends Declared
Record Date	Payment Date	Type	Per Share	Total

September 13, 2016	September 27, 2016	Quarterly	$0.12	$1,182

As of September 30, 2016, we recorded $287 of dividends payable to holders of restricted common stock who held restricted shares at the time of the dividend record dates and still hold those restricted shares as of September 30, 2016. Such dividends will be paid when the restrictions on a holder’s restricted common shares lapse. This dividend payable is divided between current payable and non-current payable in the amounts of $95 and $192, respectively, based upon the expected vesting date of the underlying shares. These holders of restricted common stock will receive the dividend payments as long as they remain eligible at the vesting date of the shares. For the three months ended September 30, 2016, $25 of dividends payable were forfeited and returned to capital for restricted shares that were forfeited prior to meeting vesting requirements. Because the participants are not entitled to these dividends unless they complete the requisite service period for the shares to vest, they are not “participating dividends” as defined under ASC Topic 260-10, Earnings per Share.

16.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes, for the three months ended September 30, 2016:

	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at June 30, 2016	$(1,637)	$1,092	$(545)

Other comprehensive loss before reclassifications	(23)	(75)	(98)
Amounts reclassified from accumulated other comprehensive income	20	-	20
Net current period other comprehensive loss	(3)	(75)	(78)
Balance at September 30, 2016	$(1,640)	$1,017	$(623)

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

17.	Commitments and Contingencies

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

Severance Arrangements

Pursuant to the terms of the employment agreements with our executive officers and certain other employees, employment may be terminated by either the respective executive officer or us at any time. In the event the employee voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end. In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect. In the event our CEO resigns within three months of a change in control or the CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two, as well as incremental medical costs. Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period. At September 30, 2016, the maximum contingent liability under these agreements is $2,272. Our employment agreements with certain of our employees contain certain offset provisions, as defined in their respective agreements.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Board Representation and Standstill Agreement

As previously disclosed in our Form 8-K filed on August 29, 2016, the Company entered into a Board Representation and Standstill Agreement (the “Standstill Agreement”) with an investor and its affiliated party. Pursuant to the terms of the Standstill Agreement, in consideration for certain restrictions applicable to the investor, our Board, among other things (1) agreed to appoint a nominee of the investor to serve on the Company’s Board until the 2016 Annual Meeting of stockholders of the Company (the nominee was subsequently elected as a director of the Company at the 2016 Annual Meeting held on October 26, 2016) and (2) agreed to pay up to $235 for fees and expenses incurred by the investor and its affiliated party in connection with the Standstill Agreement.

Additionally, pursuant to the Standstill Agreement, effective as of August 29, 2016, one of our directors tendered his resignation from the Board and all Board committees thereof. In connection with this resignation, the Company agreed to accelerate the vesting of 5,400 shares of restricted stock held by this director and to make a one-time payment to him of $48 (including $2 of accrued dividends released upon the acceleration of the vesting of the restricted stock).

18.	Subsequent Events

We have evaluated subsequent events through the date these financial statements were issued and determined that there were no other material subsequent events that require recognition or additional disclosure in our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed consolidated financial statements and the related notes thereto which appear elsewhere herein. Except for the historical financial information, many of the matters discussed in this Item 2 may be considered “forward-looking” statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section below entitled “Cautionary Note Regarding Forward-Looking Statements,” elsewhere herein and in other filings made with the Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K for the year ended June 30, 2016.

References herein to “Concurrent,” the “Company,” “we,” “our” or “us” refer to Concurrent Computer Corporation and its subsidiaries unless the context specifically indicates otherwise.

Discussions concerning revenues in the context of geographic areas are based upon the location of our customers.

References to our Form 10-K made throughout this document refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 as filed with the SEC on August 30, 2016.

Overview

We provide software, hardware and professional services for the content delivery market, storage solutions market and the high-performance, real-time market. Effective July 1, 2016, we changed the way our chief operating decision maker views our operating results by providing more discrete segment financial information. As a result, our reportable operating segments now consist of Content Delivery and Real-Time. Our Content Delivery Segment includes both our content delivery solutions and Aquari storage product lines.

Our content delivery solutions consist of software, hardware and services for intelligently streaming video content to a variety of consumer devices and storing and managing content in the network. Our streaming video and storage products and services are deployed by service providers to support consumer-facing video services including live broadcast video, video-on-demand and time-shifted video applications such as cloud-based digital video recording. In fiscal 2016, we introduced Aquari, our unified scale-out storage solutions product to our content delivery customers. In September 2015, we sold our multi-screen video analytics product line for collecting and analyzing data related to content delivery applications (see Note 12 – Sale of Product Line to the accompanying condensed consolidated financial statements).

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

Results of Operations for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenue

The following table sets forth our revenue for the three months ended September 30, 2016 and 2015 for each of our operating segments as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Three Months Ended September 30,		$	%
	2016	2015	Change	Change
Product revenue:
Content delivery	$2,440	$3,949	$(1,509)	(38.2)%
Real-time	5,419	4,545	874	19.2%
Total product revenue	$7,859	$8,494	$(635)	(7.5)%
Service revenue:
Content delivery	$2,679	$2,497	$182	7.3%
Real-time	2,578	2,360	218	9.2%
Total service revenue	$5,257	$4,857	$400	8.2%

Product Revenue - Total product revenue for the three months ended September 30, 2016 was $7.9 million, a decrease of $0.6 million, or 7.5%, from $8.5 million for the three months ended September 30, 2015. An analysis by operating segment is described below.

Content Delivery

Content delivery product revenue decreased $1.5 million, or 38.2%, for the three months ended September 30, 2016 compared to the prior year period. Additionally, the three months ended September 30, 2016 includes $0.2 million of revenue from our Aquari storage product solution. The period-over-period decrease in content delivery product revenue resulted from the following:

•	North American content delivery product revenue decreased by $1.7 million, or 50.4%. The current year period includes $0.2 million in revenue for sales of our Aquari storage systems to existing content delivery customers in North America; however, we experienced an overall decline in content delivery system revenues due to delays in purchases from existing content delivery customers.
•	European content delivery product revenue decreased by $0.4 million, or 81.0%. European content delivery product revenue fluctuates from period to period primarily due to the product upgrade and expansion patterns of our customers.
•	Asia-Pacific content delivery product revenue increased by $0.6 million, as our largest customer in Japan purchased systems in the current period compared to no purchases in the prior year period. Included in this increase is approximately $0.1 million from favorable foreign exchange rate changes.

Fluctuation in content delivery product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue. Our content delivery product revenue is also subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate.

Real-Time

Real-time product revenue increased $0.9 million, or 19.2%, for the three months ended September 30, 2016 compared to the prior year period. The period-over-period increase in real-time product revenue resulted primarily from the following:

•	North American real-time product revenue decreased by $0.3 million, or 11.7%.
•	European real-time product revenue increased by $0.4 million, or 136.9%.

•	Asia-Pacific real-time product revenue increased by $0.8 million, or 41.8%, primarily in Japan. Included in this increase is approximately $0.2 million from favorable foreign exchange rate changes.

Revenue from defense contractors and the government tend to vary by quarter and year, and are dependent upon government initiatives and funding availability.

Service Revenue - Total service revenue for the three months ended September 30, 2016 was $5.3 million, an increase of $0.4 million, or 8.2%, from $4.9 million for the three months ended September 30, 2015. An analysis by operating segment is described below.

Content Delivery

Content delivery services revenue increased by $0.2 million, or 7.3%, for the three months ended September 30, 2016 compared to the prior year period despite the loss of $0.5 million in content delivery service revenue as a result of the sale of our multi-screen video analytics product line in September 2015. The increase period-over-period is primarily due to (1) an increase in content delivery installations and out-of-warranty repairs and (2) an increase in storage solutions installations.

Real-Time

Real-time service revenue increased by $0.2 million, or 9.2%, for the three months ended September 30, 2016 compared to the prior year period. The increase is primarily due to incremental time and material service projects in Japan.

Gross Margin

The following tables set forth our gross margins and gross margin percentage of revenues for the three months ended September 30, 2016 and 2015 for each of our operating segments as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Three Months Ended September 30,			%
	2016	2015	Change	Change
Content delivery gross margin:
Gross margin dollars	$2,525	$3,726	$(1,201)	(32.2)%
Gross margin percentage	49.3%	57.8%	(8.5)%

Real-time gross margin:
Gross margin dollars	$4,658	$4,131	$527	12.8%
Gross margin percentage	58.2%	59.8%	(1.6)%

Total gross margin:
Gross margin dollars	$7,183	$7,857	$(674)	(8.6)%
Gross margin percentage	54.8%	58.8%	(4.0)%

Consolidated gross margin was $7.2 million for the three months ended September 30, 2016, a decrease of $0.7 million, or 8.6%, from $7.9 million for the three months ended September 30, 2015. Consolidated gross margin percentage declined to 54.8% for the three months ended September 30, 2016 from 58.8% for the three months ended September 30, 2015. An analysis by operating segment is described below.

Total product gross margin was $4.1 million for the three months ended September 30, 2016, a decrease of $1.0 million, or 19.3%, from $5.1 million for the three months ended September 30, 2015. Total product gross margin percentage declined to 51.8% for the three months ended September 30, 2016 from 59.3% for the three months ended September 30, 2015.

Total service gross margin was $3.1 million for the three months ended September 30, 2016, an increase of $0.3 million, or 10.6%, from $2.8 million for the three months ended September 30, 2015. Total service gross margin percentage increased to 59.2% for the three months ended September 30, 2016 from 58.3% for the three months ended September 30, 2015.

Content Delivery

Segment gross margin dollars were $2.5 million for the three months ended September 30, 2016, a decrease of $1.2 million, or 32.2%, from $3.7 million for the three months ended September 30, 2015. The decrease in gross margin dollars is due to the decrease in content delivery product revenue. The decline in gross margin percentage of product revenue is primarily due to (1) lower gross margins on certain content delivery sales to some of our larger customers and (2) lower than average gross margins on the sales of our Aquari storage product solution.

An increase in gross margin dollars on content delivery services revenue had a minimal impact on the overall change in segment gross margin dollars. However, an increase in service gross margin percentage of service revenue was primarily due to higher services revenues from out-of-warranty repairs despite the loss of high margin service revenue from our multi-screen video analytics product line, which was sold in September 2015.

Real-Time

Segment gross margin dollars were $4.7 million for the three months ended September 30, 2016, an increase of $0.5 million, or 12.8%, from $4.1 million for the three months ended September 30, 2015. The increase in gross margin dollars is a primarily due to the increase in real-time product revenue. The slight decline in gross margin percentage is primarily due a lower volume of high margin software-only sales period-over-period.

An increase in gross margin dollars on real-time services revenue had a minimal impact on the overall change in segment gross margin dollars. Service gross margin percentage of service revenue remained stable period-over-period.

Segment Operating Expenses

Segment operating expenses include selling and marketing, research and development expenses, and certain general and administrative expenses. The following tables set forth our segment operating expenses for the three months ended September 30, 2016 and 2015 for each of our operating segments as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Three Months Ended September 30,		$	%
	2016	2015	Change	Change
Sales and marketing:
Content delivery	$2,616	$1,910	$706	37.0%
Real-time	1,460	1,329	131	9.9%
Total sales and marketing	$4,076	$3,239	$837	25.8%
Research and development:
Content delivery	$2,225	$2,871	$(646)	(22.5)%
Real-time	1,082	966	116	12.0%
Total research and development	$3,307	$3,837	$(530)	(13.8)%
General and administrative:
Content delivery	$73	$57	$16	28.1%
Real-time	133	118	15	12.7%
Total general and administrative	$206	$175	$31	17.7%

Sales and Marketing - Total operating segment sales and marketing expenses increased approximately $0.8 million, or 25.8%, to $4.1 million for the three months ended September 30, 2016 from $3.2 million for the three months ended September 30, 2015. An analysis by operating segment is described below.

Content Delivery

Segment sales and marketing expenses were $2.6 million for the three months ended September 30, 2016, an increase of $0.7 million, or 37.0%, from $1.9 million for the three months ended September 30, 2015. This period-over-period increase primarily resulted from (1) a $0.4 million increase in sales personnel and related costs to help expand penetration of our existing products in our target markets and new markets for our Aquari storage solutions product and (2) a $0.3 million increase in travel and trade show expenses to promote visibility of our products.

Real-Time

Segment sales and marketing expenses were $1.5 million for the three months ended September 30, 2016, an increase of $0.2 million, or 9.9%, from $1.3 million for the three months ended September 30, 2015. This period-over-period increase primarily resulted from an increase in sales personnel and related costs.

Research and Development - Total operating segment research and development expenses decreased approximately $0.5 million, or 13.8%, to $3.3 million for the three months ended September 30, 2016 from $3.8 million for the three months ended September 30, 2015. An analysis by operating segment is described below.

Content Delivery

Segment research and development expenses were $2.2 million for the three months ended September 30, 2016, a decrease of $0.7 million, or 22.5%, from $2.9 million for the three months ended September 30, 2015. The period-over-period decrease primarily resulted from (1) a $0.5 million decrease from a reduction of headcount in the U.S. within our development teams, (2) a $0.2 million decrease in subcontractor and outsourced development costs, (3) a $0.2 million decrease in overall research and development expenses as a result of the sale of our multi-screen video analytics product line in September 2015, primarily related to personnel costs, partially offset by (4) a $0.2 increase in severance related to the reduced headcount noted above.

Real-Time

Segment research and development expenses were $1.1 million for the three months ended September 30, 2016, an increase of $0.1 million, or 12.0%, from $1.0 million for the three months ended September 30, 2015. The period-over-period increase primarily resulted from an increase in personnel and related costs.

Segment Operating Income

Segment operating income is defined as gross margin less selling and marketing, research and development expenses, and certain general and administrative expenses. The following tables set forth our segment operating income for the three months ended September 30, 2016 and 2015 for each of our operating segments as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Three Months Ended September 30,		$	%
	2016	2015	Change	Change
Segment operating income:
Content delivery	$(2,389)	$(1,112)	$(1,277)	114.8%
Real-time	1,983	1,718	265	15.4%
Total segment operating income	$(406)	$606	$(1,012)	(167.0)%

Total segment operating income decreased approximately $1.0 million, or 167.0%, to a loss of $0.4 million for the three months ended September 30, 2016 from $0.6 million for the three months ended September 30, 2015. An analysis by operating segment is described below.

Content Delivery

The period-over-period decrease primarily resulted from lower product revenues and gross margin dollars, as described above.

Real-Time

The period-over-period increase primarily resulted from higher product and services revenues and related gross margin dollars partially offset by slightly higher sales and marketing and research and development costs, as described above.

Corporate and Unallocated Costs

Corporate and unallocated costs include certain corporate sales and marketing and corporate general and administrative expenses (executive, finance, legal, risk management and human resources). These expenses are not included in the measure of segment operating income but are included in the reconciliation to income (loss) before income taxes. The following tables set forth our corporate and unallocated for the three months ended September 30, 2016 and 2015 as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Three Months Ended September 30,		$	%
	2016	2015	Change	Change
Sales and marketing	399	155	244	157.4%
General and administrative	2,138	1,603	535	33.4%
Gain on sale of product line, net	-	(4,116)	4,116	(100.0)%
Total	2,537	(2,358)	4,895	(207.6)%

Sales and Marketing. Sales and marketing expenses increased approximately $0.2 million, or 157.4%, to $0.4 million for the three months ended September 30, 2016 from $0.2 million for the three months ended September 30, 2015. This increase was primarily due to (1) a $0.1 million increase related to the addition of a sales executive in Europe starting in the third quarter of the prior fiscal year and (2) a $0.1 million increase in outsourced marketing activities.

General and Administrative. General and administrative expenses increased approximately $0.5 million, or 33.4%, to $2.1 million for the three months ended September 30, 2016 from $1.6 million for the three months ended September 30, 2015. This increase was primarily due to (1) a $0.4 million increase in legal and other professional fees primarily associated with our entry into a Board Representation and Standstill Agreement with an investor and affiliate of that investor and (2) a $0.2 million increase in personnel-related costs, including an increase in share-based compensation costs.

Gain on Sale of Product Line, net. During the three months ended September 30, 2015, we sold the customer contracts and intellectual property related to our multi-screen video analytics product line for $3.5 million. The recorded net gain of $4.1 million included (1) customer contracts and intellectual property with a net book value of $0.2 million, (2) related assets and liabilities not sold or transferred in the transaction of $1.0 million (net liability, consisting primarily of unearned deferred revenue) and (3) legal, accounting and other expenses of $0.2 million that would not have been incurred otherwise.

Other

Other Income, net. During each of the three months ended September 30, 2016 and 2015, we recognized $0.1 million in net realized currency translation gains. These gains and losses result from the impact of the changes in value of the British pound, euro and Japanese yen, relative to the U.S. dollar, on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our European and Japanese subsidiaries for which the British pound, euro and Japanese yen are the functional currencies.

Provision (Benefit) for Income Taxes. We recorded consolidated income tax expense of $0.1 million for the three months ended September 30, 2016 compared to a $0.1 million consolidated income tax benefit for the three months ended September 30, 2015. For the three months ended September 30, 2016, the domestic tax expense is higher than the prior year due to the full valuation allowance that is now being applied to any tax benefit generated from operating losses in the U.S. The domestic expense is primarily attributable to interest and penalties on uncertain tax positions and minimum state taxes in a number of jurisdictions for the three months ended September 30, 2016. The foreign tax expense is lower than the prior year primarily due to (1) lower pretax book income in Japan and (2) a reduction in the statutory tax rate in Japan for the three months ended September 30, 2016, compared to the same period from the prior year.

In jurisdictions other than the U.K. and Japan, we either generate net operating losses or occasionally utilize some of the net operating loss carryforward amounts. However, because of the cumulative accounting losses in those jurisdictions, we maintain a full valuation allowance on those losses. This results in no net income tax provision impact in those jurisdictions as of September 30, 2016.

Net Income (Loss). Our consolidated net loss for the three months ended September 30, 2016 was $2.9 million, or a $0.32 loss per basic and diluted share, compared to consolidated net income for the three months ended September 30, 2015 of $3.2 million, or $0.35 income per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, product and service costs, operating results and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

•	our reliance on a small customer base, typically represented by a small number of large, concentrated orders (the largest three customers accounted for 22% and 41% of total revenue for the three months ended September 30, 2016 and 2015, respectively, giving effect to recent mergers and acquisitions);

•	our content delivery product revenue is subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate;

•	the rate of growth or decline or change in market, if any, of content delivery market expansions and the pace that video service companies implement, upgrade or replace content delivery technology;

•	our investment strategy into the storage solutions market;

•	the impact of the global economic conditions on our business and our customers, including European Union austerity measures and the impact of the U.K. exiting the European Union;

•	our ability to renew maintenance and support service agreements with customers and retain existing customers;

•	the impact of U.S. Government sequestration on our business and our customers;

•	the rate of growth or decline, if any, of deployment of our real-time products;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	our future access to capital;

•	our ability to manage expenses consistent with the rate of growth or decline in our markets;

•	our exploration and evaluation of strategic alternatives;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product and service sales;

•	timing of product shipments, which typically occur during the last month of the quarter;

•	the impact of delays of product acceptance from our customers;

•	the percentage of sales derived from outside the U.S. where there are generally longer accounts receivable collection cycles;

•	the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital;

•	the rate of growth or decline, if any, of sales to the government and government related entities; and

•	the use of cash to pay quarterly and special dividends.

Uses and Sources of Cash

We generated $0.4 million and used $2.1 million of cash from operating activities during the three months ended September 30, 2016 and 2015, respectively. Operating cash flows during the three months ended September 30, 2016 were primarily attributable to the collection of accounts receivable for sales shipped late in the prior quarter, offset by the current period net loss and the timing of payments made against our accounts payable to settle the previous quarter’s inventory purchase and other obligations. Operating cash outflows during the three months ended September 30, 2015 were primarily attributable to the timing of payments made against our accounts payable subsequent to the prior fiscal year end to settle that quarter’s inventory purchase obligations.

We invested $0.3 million and $0.4 million in property and equipment during the three months ended September 30, 2016 and 2015, respectively. Capital additions during each of these periods were primarily related to: (1) development and test equipment for our development group, (2) demonstration systems used by our sales and marketing group and (3) facilities improvements. We expect capital additions to increase during the remainder of our current fiscal year, primarily to support our continuing investment in our Aquari storage solutions product line.

During the three months ended September 30, 2015, we sold the customer contracts and intellectual property related to our multi-screen video analytics product line for $3.5 million. Cash proceeds from the transaction consisted of $2.8 million paid immediately after closing. The balance of the sales price was collected in full in June 2016.

We paid one quarterly cash dividend of $0.12 per share during each of the three months ended September, 2016 and 2015. During the three months ended September 30, 2016 and 2015, we also paid less than $0.1 million of additional dividends in each period that had been held as dividends payable from previous declarations to restricted stockholders for whom restrictions lapsed during each period. We intend to pay a regular quarterly cash dividend on shares of our common stock subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board may deem relevant. We believe that a portion of our dividends may be treated as a return of capital to stockholders, rather than dividend income, as we believe dividend payments may exceed our cumulative earnings and profits.

Although we do not have any outstanding debt or borrowing facilities in place at September 30, 2016, we periodically review the need for credit arrangements. However, based upon our existing cash balances, historical cash usage, and anticipated operating cash flow in the near term, we believe that existing cash balances will be sufficient to meet our anticipated working capital, capital expenditure requirements and any dividend payments for at least the next twelve months.

At September 30, 2016, we had working capital (current assets less current liabilities) of $18.5 million including cash and cash equivalents of $19.3 million. At June 30, 2016, we had working capital of $22.6 million, including cash and cash equivalents of $20.3 million. At September 30, 2016, we had no material commitments for capital expenditures.

As of September 30, 2016, approximately $2.1 million, or 11.0% of our cash is in foreign accounts and there is no expectation that any foreign cash would need to be transferred from these foreign accounts to cover operations in the next 12 months. Based upon our existing cash balances and short-term investments, historical cash usage and anticipated operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital, dividend payments and capital expenditure requirements for at least the next 12 months.

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

Critical Accounting Policies and Estimates

The SEC defines “critical accounting estimates” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies and estimates are disclosed under the section “Application of Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. Our critical accounting estimates have not changed in any material respect during the three months ended September 30, 2016.

Recent Accounting Guidance

See Note 2 – Recent Accounting Guidance to our accompanying condensed consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and the expected effects on our consolidated results of operations and financial condition.

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

Other important risk factors that could cause actual results to differ from any forward-looking statements made in this report are discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

Evaluation of Controls and Procedures

We conducted an evaluation as of September 30, 2016, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management concluded that our disclosures controls and procedures were effective as of September 30, 2016.

Changes in Internal Control

There were no changes to our internal controls over financial reporting during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

We are not presently involved in any material litigation. However, we are, from time to time, party to various routine legal proceedings arising out of our business. See Note 17 – Commitments and Contingencies to our condensed consolidated financial statements for additional information about legal proceedings.

Item 1A.	Risk Factors

Additional risk factors are discussed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. There have been no material changes to our risk factors as previously disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description of Document

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.8	Certificate of Designations of Series B Participating Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2016).

3.9	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 3, 2016).

3.10	Certificate of Elimination of Series B Participating Preferred Stock of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 3, 2016).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.2	Form of Series B Participating Preferred Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form 8-A (No. 001-37706)).

4.3	Form of Rights Certificate (incorporated by reference to the Current Report on Form 8-K filed on March 1, 2016).

4.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEF14A filed on September 13, 2016).

10.1	Board Representation and Standstill Agreement, dated August 29, 2016, among Concurrent Computer Corporation, JDS1, LLC, Julian Singer and Wayne Barr (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 29, 2016).

10.2†	Amendment to Employment Agreement dated September 1, 2016 between Concurrent Computer Corporation and Derek Elder (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 2, 2016).

10.3	Amendment to Tax Asset Preservation Plan, dated October 13, 2016, between Registrant and American Stock Transfer & Trust Company, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 13, 2016).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

101.LAB**	XBRL Labels Linkbase Document.

101. PRE**	XBRL Presentation Linkbase Document.

*	Required earnings per share data is provided in the Notes to the condensed consolidated financial statements in this report.
**	Included herewith.
†	Indicates management agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2016	CONCURRENT COMPUTER CORPORATION

	By:	/s/ Emory O. Berry
Emory O. Berry
Chief Financial Officer and
Executive Vice President of Operations
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description of Document

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

3.5	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.6	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.8	Certificate of Designations of Series B Participating Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2016).

3.9	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 3, 2016).

3.10	Certificate of Elimination of Series B Participating Preferred Stock of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 3, 2016).

4.1	Form of Common Stock Certificate (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003).

4.2	Form of Series B Participating Preferred Stock Certificate (incorporated by reference to the Registrant’s Registration Statement on Form 8-A (No. 001-37706)).

4.3	Form of Rights Certificate (incorporated by reference to the Current Report on Form 8-K filed on March 1, 2016).

4.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEF14A filed on September 13, 2016).

10.1	Board Representation and Standstill Agreement, dated August 29, 2016, among Concurrent Computer Corporation, JDS1, LLC, Julian Singer and Wayne Barr (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 29, 2016).

10.2†	Amendment to Employment Agreement dated September 1, 2016 between Concurrent Computer Corporation and Derek Elder (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 2, 2016).

10.3	Amendment to Tax Asset Preservation Plan, dated October 13, 2016, between Registrant and American Stock Transfer & Trust Company, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 13, 2016).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

101.LAB**	XBRL Labels Linkbase Document.

101. PRE**	XBRL Presentation Linkbase Document.

*	Required earnings per share data is provided in the Notes to the condensed consolidated financial statements in this report.
**	Included herewith.
†	Indicates management agreement.