Form 10-Q
period 2016-12-31
CONCURRENT COMPUTER CORP/DE
filed 2017-02-08
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

Yes ☑          No ☐

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of February 6, 2017 was 9,835,686.

Concurrent Computer Corporation

Form 10-Q

For the Three Months Ended December 31, 2016

Part I - Financial Information

Item 1.          Condensed Consolidated Financial Statements

Concurrent Computer Corporation

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	December 31, 2016	June 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,804	$20,268
Accounts receivable, net of allowance for doubtful accounts of $54 and $55 at December 31, 2016 and June 30, 2016, respectively	7,896	15,104
Inventories	2,001	3,495
Prepaid expenses and other current assets	1,220	1,061
Total current assets	29,921	39,928

Property and equipment, net	2,763	3,061
Deferred income taxes, net	820	924
Other long-term assets, net	1,281	1,323
Total assets	$34,785	$45,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,908	$9,191
Deferred revenue	6,605	8,126
Total current liabilities	12,513	17,317

Long-term liabilities:
Deferred revenue	708	1,168
Pension liability	3,558	3,720
Other long-term liabilities	2,001	2,033
Total liabilities	18,780	24,238

Commitments and contingencies (Note 17)

Stockholders' equity:
Shares of series preferred stock, par value $0.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $0.01; 14,000,000 authorized; 9,296,704 and 9,218,093 issued and outstanding at December 31, 2016 and June 30, 2016, respectively	93	92
Capital in excess of par value	211,521	210,971
Accumulated deficit	(194,625)	(189,265)
Treasury stock, at cost; 37,788 shares	(255)	(255)
Accumulated other comprehensive income (loss)	(729)	(545)
Total stockholders' equity	16,005	20,998
Total liabilities and stockholders' equity	$34,785	$45,236

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation

Condensed Consolidated STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenues:
Product	$10,246	$9,974	$18,105	$18,468
Service	5,301	4,925	10,558	9,782
Total revenues	15,547	14,899	28,663	28,250

Cost of sales:
Product	4,079	3,541	7,869	6,994
Service	2,019	1,982	4,162	4,023
Total cost of sales	6,098	5,523	12,031	11,017
Gross margin	9,449	9,376	16,632	17,233

Operating expenses:
Sales and marketing	4,368	3,797	8,843	7,191
Research and development	2,816	3,762	6,123	7,599
General and administrative	2,313	2,175	4,657	3,953
Gain on sale of product line, net	-	-	-	(4,116)
Total operating expenses	9,497	9,734	19,623	14,627
Operating income (loss)	(48)	(358)	(2,991)	2,606

Interest income	13	6	40	9
Interest expense	(1)	-	(4)	-
Other income, net	51	24	170	147
Income (loss) before income taxes	15	(328)	(2,785)	2,762

Provision (benefit) for income taxes	103	(45)	231	(162)
Net income (loss)	$(88)	$(283)	$(3,016)	$2,924

Net income (loss) per share
Basic	$(0.01)	$(0.03)	$(0.33)	$0.32
Diluted	$(0.01)	$(0.03)	$(0.33)	$0.32
Weighted average shares outstanding - basic	9,244,590	9,161,407	9,216,967	9,137,149
Weighted average shares outstanding - diluted	9,244,590	9,161,407	9,216,967	9,201,099

Cash dividends declared per common share	$0.12	$0.12	$0.24	$0.24

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation

Condensed Consolidated STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Net income (loss)	$(88)	$(283)	$(3,016)	$2,924

Other comprehensive income (loss):
Foreign currency translation adjustment	(216)	(29)	(291)	(123)
Pension and post-retirement benefits, net of tax	110	48	107	45
Other comprehensive income (loss)	(106)	19	(184)	(78)

Comprehensive income (loss)	$(194)	$(264)	$(3,200)	$2,846

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONCURRENT COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the six month period ended December 31, 2016

(Amounts in thousands, except share data)

					Accumulated
	Common Stock		Capital In		Other
		Par	Excess Of	Accumulated	Comprehensive	Treasury Stock
	Shares	Value	Par Value	Deficit	Income (Loss)	Shares	Cost	Total

Balance at June 30, 2016	9,218,093	$92	$210,971	$(189,265)	$(545)	(37,788)	$(255)	$20,998
Dividends declared				(2,369)				(2,369)
Dividends forfeited with restricted stock forfeitures				25				25
Share-based compensation expense			551					551
Lapse of restriction on restricted stock	78,611	1	(1)					-
Other comprehensive income (loss), net of taxes:
Net loss				(3,016)				(3,016)
Foreign currency translation adjustment					(291)			(291)
Pension plan					107			107
Total comprehensive income (loss)								(3,200)
Balance at December 31, 2016	9,296,704	$93	$211,521	$(194,625)	$(729)	(37,788)	$(255)	$16,005

The accompanying notes are an integral part of the condensed consolidated financial statements

Concurrent Computer Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Six Months Ended December 31,
	2016	2015

Cash flows provided by (used in) operating activities:
Net income (loss)	$(3,016)	$2,924
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	920	861
Share-based compensation	551	382
Deferred income taxes, net	-	(422)
Provision for excess and obsolete inventories	151	87
Provision for bad debts	-	30
Foreign currency exchange gains	(118)	(135)
Gain on sale of product line, net	-	(4,116)
Decrease (increase) in assets:
Accounts receivable	7,094	(1,838)
Inventories	1,259	245
Prepaid expenses and other current assets	(179)	(749)
Other long-term assets	(176)	(78)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(3,192)	44
Deferred revenue	(1,828)	(930)
Pension and other long-term liabilities	98	100
Net cash provided by (used in) operating activities	1,564	(3,595)

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(537)	(1,011)
Purchase of domain name	-	(35)
Proceeds from sale of product line	-	2,750
Net cash provided by (used in) investing activities	(537)	1,704

Cash flows used in financing activities:
Dividends paid	(2,281)	(2,264)
Net cash used in financing activities	(2,281)	(2,264)

Effect of exchange rates on cash and cash equivalents	(210)	(8)

Decrease in cash and cash equivalents	(1,464)	(4,163)
Cash and cash equivalents - beginning of period	20,268	25,451
Cash and cash equivalents - end of period	$18,804	$21,288

Cash paid during the period for:
Interest	$1	$1
Income taxes (net of refunds)	$518	$300

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair presentation have been included. The year-end condensed consolidated balance sheet data as of June 30, 2016 was derived from our audited consolidated financial statements but do not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on August 30, 2016.

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

3.	Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Common share equivalents of 267,481 and 187,332 for the three months ended December 31, 2016 and 2015, respectively, and 265,845 and 123,733 for the six months ended December 31, 2016 and 2015, respectively, were excluded from the calculation as their effect was anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Basic and diluted EPS calculation:
Net income (loss)	$(88)	$(283)	$(3,016)	$2,924

Basic weighted average number of shares outstanding	9,244,590	9,161,407	9,216,967	9,137,149
Effect of dilutive securities:
Employee stock options	-	-	-	-
Restricted shares	-	-	-	63,950
Diluted weighted average number of shares outstanding	9,244,590	9,161,407	9,216,967	9,201,099
Basic EPS	$(0.01)	$(0.03)	$(0.33)	$0.32
Diluted EPS	$(0.01)	$(0.03)	$(0.33)	$0.32

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

4.	Fair Value Measurements

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

Our financial assets that are measured at fair value on a recurring basis as of December 31, 2016 are as follows:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$8,732	$8,732	$-	$-
Money market funds	10,072	10,072	-	-
Cash and cash equivalents	$18,804	$18,804	$-	$-

Our financial assets that are measured at fair value on a recurring basis as of June 30, 2016 are as follows:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$10,213	$10,213	$-	$-
Money market funds	10,055	10,055	-	-
Cash and cash equivalents	$20,268	$20,268	$-	$-

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

5.	Income Taxes

Components of Provision (Benefit) for Income Taxes

The domestic and foreign components of income (loss) before the provision (benefit) for income taxes are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

United States	$(17)	$(431)	$(3,331)	$2,323
Foreign	32	103	546	439
Income (loss) before income taxes	$15	$(328)	$(2,785)	$2,762

We recorded income tax expense for our domestic and foreign subsidiaries of $103 and an income tax benefit of $45 during the three months ended December 31, 2016 and 2015, respectively, and an income tax expense of $231 and an income tax benefit of $162 during the six months ended December 31, 2016 and 2015, respectively. The components of the provision (benefit) for income taxes are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

United States	$8	$(159)	$16	$(410)
Foreign	95	114	215	248
Provision (benefit) for income taxes	$103	$(45)	$231	$(162)

For the three and six months ended December 31, 2016, the domestic tax expense is higher than the prior year due to the full valuation allowance that is now being applied to any tax benefit generated from operating losses. The domestic expense is primarily attributable to interest and penalties on uncertain tax positions and minimum state taxes in a number of jurisdictions for the three and six months ended December 31, 2016. The foreign tax expense is lower than the prior year primarily due to a reduction in the statutory tax rate in Japan for the three and six months ended December 31, 2016, compared to the same periods from the prior year.

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

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Valuation Allowance

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In reviewing the need for a valuation allowance, we consider our historical and future projected operations along with other positive and negative evidence in assessing if sufficient future taxable income will be generated to use the existing deferred tax assets. The following summarizes our conclusions on the need for a valuation allowance in each jurisdiction as of December 31, 2016:

U.S. – As of June 30, 2016, we believed the weight of negative evidence was greater than the existing positive evidence and concluded that it was more-likely-than-not that we would be unable to realize our U.S. net deferred tax assets. As a result, a full valuation allowance was established on our U.S. net deferred tax assets which continue to remain in place as of December 31, 2016. For future periods in which we remain in a full valuation allowance position, we would expect our U.S. tax provision expense to be limited to the alternative minimum tax (if applicable) for federal tax purposes, which approximates 2% of earnings before income taxes, state taxes in various jurisdictions, and interest and penalties on our uncertain tax positions.

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

Unrecognized Tax Benefits

The Company has evaluated its unrecognized tax benefits and determined that there has not been a material change in the amount of such benefits for the three or six months ended December 31, 2016.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

6.	Share-Based Compensation

As of December 31, 2016, we had share-based compensation plans which are described in Note 10 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2016. We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. As of December 31, 2016, we had 65,138 stock options outstanding and 636,824 restricted shares outstanding. During the six months ended December 31, 2016, no stock options were granted or exercised; however, 19,281 stock options were cancelled. We recorded share-based compensation related to the issuance of restricted stock to employees and board members as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Share-based compensation expense included in the consolidated statement of operations:
Cost of sales	$6	$7	$14	$8
Sales and marketing	98	43	170	73
Research and development	21	48	29	78
General and administrative	184	117	338	223
Total	$309	$215	$551	$382

A summary of the activity of our time-based, service condition restricted shares during the six months ended December 31, 2016, is presented below:

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2016	464,117	$5.39
Granted	221,000	5.56
Vested	(78,611)	5.35
Forfeited	(19,682)	5.72
Non-vested at December 31, 2016	586,824	$5.45

In conjunction with the resignation of one of our directors (See Note 17 – Commitments and Contingencies – Board Representation and Standstill Agreement), we accelerated the vesting of 5,400 shares of restricted stock. This acceleration of vesting resulted in stock compensation expense of $27 during the six months ended December 31, 2016.

During the six months ended December 31, 2016, we issued 50,000 performance-based restricted shares (“PSAs”) to senior and executive management. The PSAs issued in fiscal year 2016 will be released only if certain company financial performance criteria are achieved over a cumulative three-year performance period. The weighted-average grant date fair value per share for these PSAs was established on the date the cumulative three-year performance criteria was approved by our Board of Directors (“Board”).

During the six months ended December 31, 2016, 5,387 previously granted performance-based restricted shares were forfeited due to a failure to meet performance goals associated with our fiscal year 2016 financial results. A summary of the activity of our performance-based restricted shares during the three months ended December 31, 2016, is presented below:

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Performance Stock Awards	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2016	5,387	$5.14
Granted	50,000	5.49
Vested	-	-
Forfeited	(5,387)	5.14
Non-vested at December 31, 2016	50,000	$5.49

7.	Pensions and Other Postretirement Benefits

Defined Contribution Plans

We maintain a retirement savings plan available to U.S. employees that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. We match 50% of the first 5% of the participants’ compensation invested by the employee in the 401(k) plan. We made matching contributions of $88 during each of the three months ended December 31, 2016 and 2015, respectively, and $221 and $212 during the six months ended December 31, 2016 and 2015, respectively.

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our U.K. based employees. The Stakeholder Plan provides for discretionary matching contributions of between 4% and 7% of the employee’s salary. We contributed $7 and $12 to the Stakeholder Plan for the three months ended December 31, 2016 and 2015, respectively, and $20 and $26 to the Stakeholder Plan for the six months ended December 31, 2016 and 2015, respectively.

Defined Benefit Plans

The following table provides the components of net periodic pension cost of our German defined benefit pension plans recognized in earnings for the three and six months ended December 31, 2016 and 2015:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Net Periodic Benefit Cost
Interest cost	$12	$24	$25	$48
Expected return on plan assets	(3)	(5)	(7)	(11)
Recognized actuarial loss	18	12	38	25
Net periodic benefit cost	$27	$31	$56	$62

We contributed $3 and $4 to our German defined benefit pension plans for the three months ended December 31, 2016 and 2015, respectively, and $7 and $8 to for the six months ended December 31, 2016 and 2015, respectively. We expect to make additional, similar, quarterly contributions during the remaining quarters of our fiscal year 2017.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

8.	Inventories

Inventories consist of the following:

	December 31, 2016	June 30, 2016

Raw materials	$1,087	$1,233
Work-in-process	78	133
Finished goods	836	2,129
	$2,001	$3,495

9.	Property and Equipment, net

Property and equipment consists of the following:

	December 31, 2016	June 30, 2016

Leasehold improvements	$2,710	$2,750
Machinery and equipment	14,461	15,000
	17,171	17,750
Less: Accumulated depreciation	(14,408)	(14,689)
	$2,763	$3,061

Depreciation expense for property and equipment was $459 and $427 for the three months ended December 31, 2016 and 2015, respectively, and $914 and $822 for the six months ended December 31, 2016 and 2015, respectively.

10.	Intangible Assets, net

Intangible assets, net of $137 and $143 at December 31, 2016 and June 30, 2016, respectively, consist of patents and an internet domain name (www.concurrent.com). The domain name is considered an indefinite lived intangible asset and is not amortizable. Intangible assets are included in other long-term assets, net in our consolidated balance sheets.

Amortization expense related to finite-lived intangible assets was $3 for each of the three months ended December 31, 2016 and 2015, respectively, and $6 and $39 for the six months ended December 31, 2016 and 2015, respectively.

11.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2016	June 30, 2016

Accounts payable, trade	$2,316	$4,767
Accrued payroll, vacation and other employee expenses	2,175	2,757
Accrued income taxes	127	389
Dividend payable	100	95
Other accrued expenses	1,190	1,183
	$5,908	$9,191

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

12.	Sale of Product Line

On September 9, 2015, we sold the customer contracts and intellectual property related to our multi-screen video analytics product line for $3,500 pursuant to an Asset Purchase Agreement (“APA”) dated August 31, 2015 with Verimatrix, Inc. (“Verimatrix”), a privately-held video revenue security company based in San Diego, California. The APA included customary terms and conditions, including provisions that require the Company to indemnify Verimatrix for certain losses that it incurs as a result of a breach by the Company of its representations and warranties in the APA and certain other matters. Proceeds from the sale were payable to the Company as follows: (1) a $2,750 payment to the Company in cash (received on September 10, 2015), (2) a $375 deferred payment (received in full on June 30, 2016) and (3) $375 placed in escrow (released and received in full on June 30, 2016). No amounts were held back pusuant to indemnification provisions in the APA.

The customer contracts and intellectual property sold had a net book value of $188 (which was included in intangible assets, net in our consolidated balance sheet). As a result of the sale, we also included $1,016 (net liability, consisting primarily of unearned deferred revenue) of related assets and liabilities not sold or transferred in the transaction in the calculation of the recorded gain. Additionally, through September 30, 2015, we incurred $212 in legal, accounting and other expenses that would not have been incurred otherwise. As a result, we recorded a net gain of $4,116 in our consolidated statement of operations for the six months ended December 31, 2015.

On July 1, 2015, we had adopted ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). As a result, we evaluated the sale of our multi-screen video analytics product line in light of this new standard. We concluded that the sale of our multi-screen video analytics product line in September 2015 was not a “material shift” (as defined in ASU 2014-08) for us and therefore, was not considered a discontinued operation. The operating profit related to the multi-screen video analytics product line for the six months ended December 31, 2015 (through the date of sale) was $179.

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

•	Content Delivery - Our content delivery solutions product line consists of software, hardware and services for intelligently streaming video content to a variety of consumer devices and storing and managing content in the network. Our streaming video and storage products and services are deployed by service providers to support consumer-facing video services including live broadcast video, video-on-demand and time-shifted video applications such as cloud based digital video recording. The Content Delivery segment also includes Aquari, our unified scale-out storage solutions product line currently marketed to our content delivery and other third-party customers. Additionally, the Content Delivery segment for the three and six months ended December 31, 2015 includes the results of our multi-screen data analytics product line sold on September 9, 2015 (through the date of sale).

•	Real-Time - Our real-time solutions product line consists of real-time Linux operating system versions, development and performance optimization tools, simulation software and other system software combined, in many cases, with computer platforms and services. These real-time products are sold to a wide variety of companies seeking high performance, real-time computer solutions in the defense, aerospace, financial and automotive markets around the world.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

These operating segments were determined based on the nature of the products and services offered and the nature and industry of customers serviced. The measures that are used to assess the reportable segment’s operating performance are sales and operating income. Operating income for reportable segments is defined as gross margin less selling and marketing, research and development expenses, and certain general and administrative expenses. Any transactions between operating segments are eliminated in consolidation.

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

The table below represents information about the Company’s reportable operating segments for the three and six months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
	2016			2015
	Content Delivery	Real-Time	Total	Content Delivery	Real-Time	Total
Product	$4,916	$5,330	$10,246	$6,174	$3,800	$9,974
Services	2,321	2,980	5,301	2,433	2,492	4,925
Revenue from external customers	$7,237	$8,310	$15,547	$8,607	$6,292	$14,899

Gross margin	$4,309	$5,140	$9,449	$5,616	$3,760	$9,376

Sales and marketing	(2,339)	(1,631)	(3,970)	(2,174)	(1,426)	(3,600)
Research and development	(1,832)	(984)	(2,816)	(2,798)	(964)	(3,762)
General and administrative	(75)	(150)	(225)	(60)	(176)	(236)
Operating income for reportable segments	$63	$2,375	2,438	$584	$1,194	1,778

Corporate and unallocated costs:
Sales and marketing			(398)			(197)
General and administrative			(2,088)			(1,939)
			(2,486)			(2,136)

Operating loss			(48)			(358)

Interest income			13			6
Interest expense			(1)			-
Other income, net			51			24
Income (loss) before income taxes			$15			$(328)

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

	Six Months Ended December 31,
	2016			2015
	Content Delivery	Real-Time	Total	Content Delivery	Real-Time	Total
Product	$7,356	$10,749	$18,105	$10,123	$8,345	$18,468
Services	5,000	5,558	10,558	4,930	4,852	9,782
Revenue from external customers	$12,356	$16,307	$28,663	$15,053	$13,197	$28,250

Gross margin	$6,834	$9,798	$16,632	$9,342	$7,891	$17,233

Sales and marketing	(4,955)	(3,091)	(8,046)	(4,084)	(2,755)	(6,839)
Research and development	(4,057)	(2,066)	(6,123)	(5,669)	(1,930)	(7,599)
General and administrative	(148)	(283)	(431)	(117)	(294)	(411)
Operating income (loss) for reportable segments	$(2,326)	$4,358	2,032	$(528)	$2,912	2,384

Corporate and unallocated costs:
Sales and marketing			(797)			(352)
General and administrative			(4,226)			(3,542)
Gain on sale of product line, net			-			4,116
			(5,023)			222

Operating income (loss)			(2,991)			2,606

Interest income			40			9
Interest expense			(4)			-
Other income, net			170			147
Income (loss) before income taxes			$(2,785)			$2,762

Geographic Information

We attribute revenues to individual countries and geographic areas based upon location of our customers. A summary of our revenue by geographic area is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

United States	$9,262	$8,125	$16,043	$16,730
Canada	290	2,455	1,191	3,571
Total North America	9,552	10,580	17,234	20,301

Japan	3,158	2,038	5,793	4,135
Other Asia-Pacific	1,152	389	2,498	691
Total Asia-Pacific	4,310	2,427	8,291	4,826

Europe	1,316	1,889	2,769	3,114

South America	369	3	369	9
Total revenue	$15,547	$14,899	$28,663	$28,250

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

14.	Concentration of Risk

The following table summarizes revenues by significant customer where such revenue accounted for 10% or more of total revenues for any one of the indicated periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Customer A(1)	21%	16%	14%	20%
Customer B	<10%	14%	<10%	<10%
Customer C	<10%	10%	<10%	<10%

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

We assess credit risk through ongoing credit evaluations of customers’ financial condition, and collateral is generally not required. The following summarizes accounts receivable by significant customers for whom accounts receivable were 10% or more of total accounts receivables for any one of the indicated periods:

	December 31,	June 30,
	2016	2016

Customer D	11%	<10%
Customer A(1)	<10%	37%

(1)Data for all periods reflects the merger of two customers consummated in the year ended June 30, 2016. consummated in the year ended June 30, 2016.

The following summarizes purchases from significant vendors where such purchases accounted for 10% or more of total purchases for any one of the indicated periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Vendor A	16%	<10%	15%	11%
Vendor B	12%	<10%	<10%	<10%
Vendor C	<10%	<10%	14%	<10%
Vendor D	<10%	22%	13%	18%
Vendor E	<10%	20%	<10%	19%

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

15.	Dividends

During the six months ended December 31, 2016, our Board approved quarterly cash dividends as follows:

			Dividends Declared
Record Date	Payment Date	Type	Per Share	Total

September 13, 2016	September 27, 2016	Quarterly	$0.12	$1,182

December 14, 2016	December 28, 2016	Quarterly	$0.12	$1,187
				$2,369

As of December 31, 2016, we recorded $336 of dividends payable to holders of restricted common stock who held restricted shares at the time of the dividend record dates and still hold those restricted shares as of December 31, 2016. Such dividends will be paid when the restrictions on a holder’s restricted common shares lapse. This dividend payable is divided between current payable and non-current payable in the amounts of $100 and $236, respectively, based upon the expected vesting date of the underlying shares. These holders of restricted common stock will receive the dividend payments as long as they remain eligible at the vesting date of the shares. For the six months ended December 31, 2016, $25 of dividends payable were forfeited and returned to capital for restricted shares that were forfeited prior to meeting vesting requirements. Because the participants are not entitled to these dividends unless they complete the requisite service period for the shares to vest, they are not “participating dividends” as defined under ASC Topic 260-10, Earnings per Share.

16.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes, for the six months ended December 31, 2016:

	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at June 30, 2016	$(1,637)	$1,092	$(545)

Other comprehensive income (loss) before reclassifications	69	(291)	(222)
Amounts reclassified from accumulated other comprehensive income (loss)	38	-	38
Net current period other comprehensive income (loss)	107	(291)	(184)
Balance at December 31, 2016	$(1,530)	$801	$(729)

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

17.	Commitments and Contingencies

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

Severance Arrangements

Pursuant to the terms of the employment agreements with our executive officers and certain other employees, employment may be terminated by either the respective executive officer or us at any time. In the event the employee voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end. In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect. In the event our CEO resigns within three months of a change in control or the CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two, as well as incremental medical costs. Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period. At December 31, 2016, the maximum contingent liability under these agreements is $2,194. Our employment agreements with certain of our employees contain certain offset provisions, as defined in their respective agreements.

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

Overview

We provide software, hardware and professional services for the content delivery market, storage solutions market and the high-performance, real-time market. Effective July 1, 2016, we changed the way our chief operating decision maker views our operating results by providing more discrete segment financial information. As a result, our reportable operating segments now consist of Content Delivery and Real-Time. Our Content Delivery segment includes both our content delivery solutions and Aquari storage solutions product lines.

Our content delivery solutions consist of software, hardware and services for intelligently streaming video content to a variety of consumer devices and storing and managing content in the network. Our streaming video and storage products and services are deployed by service providers to support consumer-facing video services including live broadcast video, video-on-demand and time-shifted video applications such as cloud-based digital video recording. In fiscal 2016, we introduced Aquari, our unified scale-out storage solutions product to our content delivery and other third-party customers. In September 2015, we sold our multi-screen video analytics product line for collecting and analyzing data related to content delivery applications (see Note 12 – Sale of Product Line to the accompanying condensed consolidated financial statements).

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

Results of Operations for the Three months ended December 31, 2016 Compared to the Three months ended December 31, 2015

Revenue

The following table sets forth our revenue for the three months ended December 31, 2016 and 2015 for each of our operating segments as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Three Months Ended December 31,		$	%
	2016	2015	Change	Change

Content delivery revenue:
Product	$4,916	$6,174	$(1,258)	(20.4)%
Service	2,321	2,433	(112)	(4.6)%
Total Content delivery revenue	$7,237	$8,607	$(1,370)	(15.9)%

Real-time revenue:
Product	$5,330	$3,800	1,530	40.3%
Service	2,980	2,492	488	19.6%
Total Real-time revenue	$8,310	$6,292	$2,018	32.1%

An analysis of revenue by operating segment is described below.

Content Delivery

Content delivery product revenue decreased by $1.3 million, or 20.4%, for the three months ended December 31, 2016 compared to the prior year period. Additionally, the three months ended December 31, 2016 includes $0.8 million of revenue from our Aquari storage product solution compared to $0.2 million in the same period last year. The period-over-period decrease in content delivery product revenue resulted from the following:

•	North American content delivery product revenue decreased by $1.0 million, or 22.1%, due to a large system purchase by one customer in the prior year period who did not purchase any product in the current year period.
•	European content delivery product revenue decreased by $0.5 million, or 50.5%. European content delivery product revenue fluctuates from period to period primarily due to the product upgrade and expansion patterns of our customers. The current year period includes revenue of $0.1 million from the sale of our Aquari storage product solution to our first non-video-related customer.
•	Asia-Pacific content delivery product revenue decreased by $0.1 million, or 17.6%.
•	South American content delivery product revenue increased $0.4 million (we had no sales in this region in the prior year period).

Fluctuation in content delivery product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue. Our content delivery product revenue is also subject to customers’ capital spending cycles, including product upgrade and expansion patterns, and may be impacted in the future by consolidation of the industry in which our customers operate.

Content delivery services revenue decreased by $0.1 million, or 4.6%, for the three months ended December 31, 2016 compared to the prior year. The decrease period-over-period is primarily due to a decrease in content delivery installations partially offset by an increase in out-of-warranty repairs.

Real-Time

Real-time product revenue increased $1.5 million, or 40.3%, for the three months ended December 31, 2016 compared to the prior year period. The period-over-period increase in real-time product revenue resulted primarily from the following:

•	North American real-time product revenue decreased by $0.1 million, or 3.4%.
•	European real-time product revenue decreased by less than $0.1 million, or 14.2%.
•	Asia-Pacific real-time product revenue increased by $1.7 million, or 182.1%, primarily in Japan due to an increase in sales to one direct customer and an increase in sales to one of our regional distributors. Included in this increase is approximately $0.1 million from favorable foreign exchange rate changes.

Revenue from defense contractors and the government tend to vary by quarter and year, and are dependent upon government initiatives and funding availability.

Real-time service revenue increased by $0.5 million, or 19.6%, for the three months ended December 31, 2016 compared to the prior year period. The increase is primarily due to an increase in annual maintenance revenue in our Asia-Pacific region.

Gross Margin

The following tables set forth our gross margins and gross margin percentage of revenues for the three months ended December 31, 2016 and 2015 for each of our operating segments as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Three Months Ended December 31,			%
	2016	2015	Change	Change

Content delivery gross margin:
Gross margin dollars	$4,309	$5,616	$(1,307)	(23.3)%
Gross margin percentage	59.5%	65.2%	(5.7)%

Real-time gross margin:
Gross margin dollars	$5,140	$3,760	$1,380	36.7%
Gross margin percentage	61.9%	59.8%	2.1%

Total gross margin:
Gross margin dollars	$9,449	$9,376	$73	0.8%
Gross margin percentage	60.8%	62.9%	(2.1)%

Consolidated gross margin was $9.5 million for the three months ended December 31, 2016, an increase of $0.1 million, or 0.8%, from $9.4 million for the three months ended December 31, 2015. Consolidated gross margin percentage declined to 60.8% for the three months ended December 31, 2016 from 62.9% for the three months ended December 31, 2015. An analysis by operating segment is described below.

Content Delivery

Segment gross margin dollars were $4.3 million for the three months ended December 31, 2016, a decrease of $1.3 million, or 23.3%, from $5.6 million for the three months ended December 31, 2015. The decrease in gross margin dollars is due to the decrease in content delivery product revenue. The decline in gross margin percentage is primarily due to (1) lower gross margins on certain content delivery sales to some of our larger customers and (2) lower than average gross margins on the sales of our Aquari storage product solution.

Additionally, the decrease in gross margin dollars on content delivery services revenue had a minimal impact on the overall change in segment gross margin dollars. However, the increase in the service gross margin percentage of service revenue was primarily due a favorable service mix due to an increase in out-of-warranty repairs.

Real-Time

Segment gross margin dollars were $5.1 million for the three months ended December 31, 2016, an increase of $1.4 million, or 36.7%, from $3.8 million for the three months ended December 31, 2015. The increase in gross margin dollars is a primarily due to the increase in both real-time product and service revenue. The increase in gross margin percentage is primarily due an improvement in service margins due to the predominantly fixed-cost nature of our service operations.

Segment Operating Expenses

Segment operating expenses include selling and marketing, research and development expenses, and certain general and administrative expenses. The following tables set forth our segment operating expenses for the three months ended December 31, 2016 and 2015 for each of our operating segments as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Three Months Ended December 31,		$	%
	2016	2015	Change	Change

Sales and marketing:
Content delivery	$2,339	$2,174	$165	7.6%
Real-time	1,631	1,426	205	14.4%

Research and development:
Content delivery	$1,832	$2,798	$(966)	(34.5)%
Real-time	984	964	20	2.1%

General and administrative:
Content delivery	$75	$60	$15	25.0%
Real-time	150	176	(26)	(14.8)%

Sales and Marketing - An analysis of sales and marketing expenses by operating segment is described below.

Content Delivery

Segment sales and marketing expenses were $2.3 million for the three months ended December 31, 2016, an increase of $0.1 million, or 7.6%, from $2.2 million for the three months ended December 31, 2015. This period-over-period increase primarily resulted from a $0.1 million increase in sales personnel and related costs.

Real-Time

Segment sales and marketing expenses were $1.6 million for the three months ended December 31, 2016, an increase of $0.2 million, or 14.4%, from $1.4 million for the three months ended December 31, 2015. This period-over-period increase primarily resulted from an increase in commissions due to increased sales.

Research and Development - An analysis of research and development expenses by operating segment is described below.

Content Delivery

Segment research and development expenses were $1.8 million for the three months ended December 31, 2016, a decrease of $1.0 million, or 34.5%, from $2.8 million for the three months ended December 31, 2015. The period-over-period decrease primarily resulted from (1) a $0.8 million decrease from a reduction of headcount in the U.S. within our development teams and (2) a $0.1 million decrease in recruiting fees.

Real-Time

Segment research and development expenses were $1.0 million for each of the three months ended December 31, 2016 and 2015, respectively.

Segment Operating Income

Segment operating income is defined as gross margin less selling and marketing, research and development expenses, and certain general and administrative expenses. The following tables set forth our segment operating income for the three months ended December 31, 2016 and 2015 for each of our operating segments as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Three Months Ended December 31,		$	%
	2016	2015	Change	Change

Segment operating income:
Content delivery	$63	$584	$(521)	(89.2)%
Real-time	2,375	1,194	1,181	98.9%

An analysis of operating income by operating segment is described below.

Content Delivery

The period-over-period decrease primarily resulted from lower product revenues and gross margin dollars, partially offset by the reduction in research and development costs, as described above.

Real-Time

The period-over-period increase primarily resulted from higher product and services revenues and related gross margin dollars partially offset by slightly higher sales and marketing costs, as described above.

Corporate and Unallocated Costs

Corporate and unallocated costs include certain corporate sales and marketing and corporate general and administrative expenses (executive, finance, legal, risk management and human resources). These expenses are not included in the measure of segment operating income but are included in the reconciliation to income (loss) before income taxes. The following tables set forth our corporate and unallocated costs for the three months ended December 31, 2016 and 2015 as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Three Months Ended December 31,		$	%
	2016	2015	Change	Change

Sales and marketing	398	197	201	102.0%
General and administrative	2,088	1,939	149	7.7%

Sales and Marketing. Sales and marketing expenses increased approximately $0.2 million, or 102.0%, to $0.4 million for the three months ended December 31, 2016 from $0.2 million for the three months ended December 31, 2015. This increase was primarily due to (1) a $0.1 million increase in severance costs and (2) a $0.1 million increase in outside marketing costs.

General and Administrative. General and administrative expenses increased approximately $0.2 million, or 7.7%, to $2.1 million for the three months ended December 31, 2016 from $1.9 million for the three months ended December 31, 2015. This increase was primarily due to (1) a $0.4 million increase in legal and other professional fees primarily associated with settlement of our shareholder litigation and exploration of strategic alternatives, offset by (2) a $0.3 million bonus paid to our chief executive officer in connection with the execution of an amendment to his employment agreement in October 2015.

Other

Other Income, net. During each of the three months ended December 31, 2016 and 2015, we recognized less than $0.1 million in net realized currency translation gains. These gains and losses result from the impact of the changes in value of the British pound, euro and Japanese yen, relative to the U.S. dollar, on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our European and Japanese subsidiaries for which the British pound, euro and Japanese yen are the functional currencies.

Provision (Benefit) for Income Taxes. We recorded consolidated income tax expense of $0.1 million for the three months ended December 31, 2016 compared to a less than $0.1 million consolidated income tax benefit for the three months ended December 31, 2015. For the three months ended December 31, 2016, the domestic tax expense is higher than the prior year due to the full valuation allowance that is now being applied to any tax benefit generated from operating losses in the U.S. The domestic expense is primarily attributable to interest and penalties on uncertain tax positions and minimum state taxes in a number of jurisdictions for the three months ended December 31, 2016. The foreign tax expense is lower than the prior year primarily due to a reduction in the statutory tax rate in Japan for the three months ended December 31, 2016, compared to the same period from the prior year.

In jurisdictions other than the U.K. and Japan, we either generate net operating losses or occasionally utilize some of the net operating loss carryforward amounts. However, because of the cumulative accounting losses in those jurisdictions, we maintain a full valuation allowance on those losses. This results in no net income tax provision impact in those jurisdictions as of December 31, 2016.

Net Loss. Our consolidated net loss for the three months ended December 31, 2016 was $0.1 million, or a $0.01 loss per basic and diluted share, compared to a consolidated net loss for the three months ended December 31, 2015 of $0.3 million, or $0.03 loss per basic and diluted share.

Results of Operations for the Six months ended December 31, 2016 Compared to the Six months ended December 31, 2015

Revenue

The following table sets forth our revenue for the six months ended December 31, 2016 and 2015 for each of our operating segments as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Six Months Ended December 31,		$	%
	2016	2015	Change	Change

Content delivery revenue:
Product	$7,356	$10,123	$(2,767)	(27.3)%
Service	5,000	4,930	70	1.4%
Total Content delivery revenue	$12,356	$15,053	$(2,697)	(17.9)%

Real-time revenue:
Product	$10,749	$8,345	2,404	28.8%
Service	5,558	4,852	706	14.6%
Total Real-time revenue	$16,307	$13,197	$3,110	23.6%

An analysis of revenue by operating segment is described below.

Content Delivery

Content delivery product revenue decreased $2.8 million, or 27.3%, for the six months ended December 31, 2016 compared to the prior year period. Additionally, the six months ended December 31, 2016 includes $0.9 million of revenue from our Aquari storage product solution compared to $0.3 million in the prior year period. The period-over-period decrease in content delivery product revenue resulted from the following:

•	North American content delivery product revenue decreased by $2.8 million, or 34.5 due to purchasing decreases of two major customers period-over-period.
•	European content delivery product revenue decreased by $0.9 million, or 60.4%. The current year period includes revenue of $0.1 million from the sale of our Aquari storage product solution to our first non-video-related customer.
•	Asia-Pacific content delivery product revenue increased by $0.5 million, or 57.1%, driven by our largest customer in Japan. Included in this increase is approximately $0.1 million from favorable foreign exchange rate changes.
•	South American content delivery product revenue increased $0.4 million (we had no sales in this region in the prior year period).

Fluctuation in content delivery product revenue is often due to the fact that we have a small number of customers making periodic large purchases that account for a significant percentage of revenue. Our content delivery product revenue is also subject to customers’ capital spending cycles, including product upgrade and expansion patterns, and may be impacted in the future by consolidation of the industry in which our customers operate.

Content delivery services revenue increased by $0.1 million, or 1.4%, for the six months ended December 31, 2016 compared to the prior year period despite the loss of $0.5 million in content delivery service revenue as a result of the sale of our multi-screen video analytics product line in September 2015. The increase period-over-period is primarily due to (1) an increase in content delivery installations and out-of-warranty repairs and (2) an increase in storage solutions installations.

Real-Time

Real-time product revenue increased $2.4 million, or 28.8%, for the six months ended December 31, 2016 compared to the prior year period. The period-over-period increase in real-time product revenue resulted primarily from the following:

•	North American real-time product revenue decreased by $0.4 million, or 7.5%.
•	European real-time product revenue increased by $0.4 million, or 59.3%.
•	Asia-Pacific real-time product revenue increased by $2.4 million, or 89.4%, primarily in Japan. Included in this increase is approximately $0.3 million from favorable foreign exchange rate changes.

Revenue from defense contractors and the government tend to vary by quarter and year, and are dependent upon government initiatives and funding availability.

Real-time service revenue increased by $0.7 million, or 14.6%, for the six months ended December 31, 2016 compared to the prior year period. The increase is primarily due to incremental time and material service projects in Japan and an increase in annual maintenance revenue in another Asia-Pacific location.

Gross Margin

The following tables set forth our gross margins and gross margin percentage of revenues for the six months ended December 31, 2016 and 2015 for each of our operating segments as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Six Months Ended December 31,			%
	2016	2015	Change	Change
Content delivery gross margin:
Gross margin dollars	$6,834	$9,342	$(2,508)	(26.8)%
Gross margin percentage	55.3%	62.1%	(6.8)%

Real-time gross margin:
Gross margin dollars	$9,798	$7,891	$1,907	24.2%
Gross margin percentage	60.1%	59.8%	0.3%

Total gross margin:
Gross margin dollars	$16,632	$17,233	$(601)	(3.5)%
Gross margin percentage	58.0%	61.0%	(3.0)%

Consolidated gross margin was $16.6 million for the six months ended December 31, 2016, a decrease of $0.6 million, or 3.5% from $17.2 million for the six months ended December 31, 2015. Consolidated gross margin percentage declined to 58.0% for the six months ended December 31, 2016 from 61.0% for the six months ended December 31, 2015. An analysis by operating segment is described below.

Content Delivery

Segment gross margin dollars were $6.8 million for the six months ended December 31, 2016, a decrease of $2.5 million, or 26.8%, from $9.3 million for the six months ended December 31, 2015. The decrease in gross margin dollars is due to the decrease in content delivery product revenue. The decline in gross margin percentage of product revenue is primarily due to (1) lower gross margins on certain content delivery sales to some of our larger customers and (2) lower than average gross margins on the sales of our Aquari storage product solution.

Additionally, the increase in gross margin dollars on content delivery services revenue had a minimal impact on the overall change in segment gross margin dollars. The service gross margin percentage of service revenue remained flat despite the loss of high margin service revenue from our multi-screen video analytics product line, which was sold in September 2015.

Real-Time

Segment gross margin dollars were $9.8 million for the six months ended December 31, 2016, an increase of $1.9 million, or 24.2%, from $7.9 million for the six months ended December 31, 2015. The increase in gross margin dollars is a primarily due to the increase in real-time product revenue. The slight increase in gross margin percentage is primarily due a favorable product mix period-over-period.

An increase in gross margin dollars on real-time services revenue had an impact on the overall change in segment gross margin dollars. Service gross margin percentage of service revenue increased to 67.8% for the six months ended December 31, 2016 from 65.4% for the six months ended December 31, 2015 primarily due to the predominantly fixed-cost nature of our service operations.

Segment Operating Expenses

Segment operating expenses include selling and marketing, research and development expenses, and certain general and administrative expenses. The following tables set forth our segment operating expenses for the six months ended December 31, 2016 and 2015 for each of our operating segments as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Six Months Ended December 31,		$	%
	2016	2015	Change	Change

Sales and marketing:
Content delivery	$4,955	$4,084	$871	21.3%
Real-time	3,091	2,755	336	12.2%

Research and development:
Content delivery	$4,057	$5,669	$(1,612)	(28.4)%
Real-time	2,066	1,930	136	7.0%

General and administrative:
Content delivery	$148	$117	$31	26.5%
Real-time	283	294	(11)	(3.7)%

Sales and Marketing - An analysis of sales and marketing expenses by operating segment is described below.

Content Delivery

Segment sales and marketing expenses were $5.0 million for the six months ended December 31, 2016, an increase of $0.9 million, or 21.3%, from $4.1 million for the six months ended December 31, 2015. This period-over-period increase primarily resulted from (1) a $0.4 million increase in sales personnel and related costs to help expand penetration of our existing products in our target markets and new markets for our Aquari storage solutions product, (2) a $0.3 million increase in travel and trade show expenses to promote visibility of our products and (3) a $0.1 million increase in depreciation expense related to equipment on loan to customers to demonstrate our systems in a live environment.

Real-Time

Segment sales and marketing expenses were $3.1 million for the six months ended December 31, 2016, an increase of $0.3 million, or 12.2%, from $2.8 million for the six months ended December 31, 2015. This period-over-period increase primarily resulted from (1) a $0.2 increase in sales personnel and related costs, including commissions and (2) a $0.1 million from unfavorable foreign exchange rate changes.

Research and Development - An analysis of research and development expenses by operating segment is described below.

Content Delivery

Segment research and development expenses were $4.1 million for the six months ended December 31, 2016, a decrease of $1.6 million, or 28.4%, from $5.7 million for the six months ended December 31, 2015. The period-over-period decrease primarily resulted from (1) a $1.3 million decrease from a reduction of headcount in the U.S. within our development teams, (2) a $0.2 million decrease in subcontractor and outsourced development costs, (3) a $0.2 million decrease in overall research and development expenses as a result of the sale of our multi-screen video analytics product line in September 2015, primarily related to personnel costs, partially offset by (4) a $0.2 million increase in severance related to the reduced headcount noted above.

Real-Time

Segment research and development expenses were $2.1 million for the six months ended December 31, 2016, an increase of $0.2 million, or 7.0%, from $1.9 million for the six months ended December 31, 2015. The period-over-period increase primarily resulted from an increase in personnel and related costs.

Segment Operating Income

Segment operating income is defined as gross margin less selling and marketing, research and development expenses, and certain general and administrative expenses. The following tables set forth our segment operating income for the six months ended December 31, 2016 and 2015 for each of our operating segments as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Six Months Ended December 31,		$	%
	2016	2015	Change	Change

Segment operating income (loss):
Content delivery	$(2,326)	$(528)	$(1,798)	340.5%
Real-time	4,358	2,912	1,446	49.7%

An analysis of operating income by operating segment is described below.

Content Delivery

The period-over-period decrease primarily resulted from lower product revenues and gross margin dollars, as described above.

Real-Time

The period-over-period increase primarily resulted from higher product and services revenues and related gross margin dollars partially offset by slightly higher sales and marketing and research and development costs, as described above.

Corporate and Unallocated Costs

Corporate and unallocated costs include certain corporate sales and marketing and corporate general and administrative expenses (executive, finance, legal, risk management and human resources). These expenses are not included in the measure of segment operating income but are included in the reconciliation to income (loss) before income taxes. The following tables set forth our corporate and unallocated costs for the six months ended December 31, 2016 and 2015 as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Six Months Ended December 31,		$	%
	2016	2015	Change	Change

Sales and marketing	797	352	445	126.4%
General and administrative	4,226	3,542	684	19.3%
Gain on sale of product line, net	-	(4,116)	4,116	(100.0)%

Sales and Marketing. Sales and marketing expenses increased approximately $0.4 million, or 126.4%, to $0.8 million for the six months ended December 31, 2016 from $0.4 million for the six months ended December 31, 2015. This increase was primarily due to (1) a $0.2 million increase in personnel costs related to the addition of a sales executive in Europe starting in the third quarter of the prior fiscal year, including commissions, (2) a $0.1 million increase in severance costs and (3) a $0.2 million increase in outsourced marketing activities.

General and Administrative. General and administrative expenses increased approximately $0.7 million, or 19.3%, to $4.2 million for the six months ended December 31, 2016 from $3.5 million for the six months ended December 31, 2015. This increase was primarily due to (1) a $0.7 million increase in legal and other professional fees primarily associated with our entry into a Board Representation and Standstill Agreement with an investor and affiliate of that investor, settlement of our shareholder litigation and exploration of strategic alternatives, (2) a $0.2 million increase in personnel-related costs, including an increase in share-based compensation costs, partially offset by (3) a $0.3 million bonus paid to our chief executive officer in connection with the execution of an amendment to his employment agreement in October 2015.

Gain on Sale of Product Line, net. During the six months ended December 31, 2015, we sold the customer contracts and intellectual property related to our multi-screen video analytics product line for $3.5 million. The recorded net gain of $4.1 million included (1) customer contracts and intellectual property with a net book value of $0.2 million, (2) related assets and liabilities not sold or transferred in the transaction of $1.0 million (net liability, consisting primarily of unearned deferred revenue) and (3) legal, accounting and other expenses of $0.2 million that would not have been incurred otherwise.

Other

Other Income, net. During each of the six months ended December 31, 2016 and 2015, we recognized $0.1 million in net realized currency translation gains. These gains and losses result from the impact of the changes in value of the British pound, euro and Japanese yen, relative to the U.S. dollar, on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our European and Japanese subsidiaries for which the British pound, euro and Japanese yen are the functional currencies.

Provision (Benefit) for Income Taxes. We recorded consolidated income tax expense of $0.2 million for the six months ended December 31, 2016 compared to a $0.2 million consolidated income tax benefit for the six months ended December 31, 2015. For the six months ended December 31, 2016, the domestic tax expense is higher than the prior year due to the full valuation allowance that is now being applied to any tax benefit generated from operating losses in the U.S. The domestic expense is primarily attributable to interest and penalties on uncertain tax positions and minimum state taxes in a number of jurisdictions for the six months ended December 31, 2016. The foreign tax expense is lower than the prior year primarily due to a reduction in the statutory tax rate in Japan for the six months ended December 31, 2016, compared to the same period from the prior year.

In jurisdictions other than the U.K. and Japan, we either generate net operating losses or occasionally utilize some of the net operating loss carryforward amounts. However, because of the cumulative accounting losses in those jurisdictions, we maintain a full valuation allowance on those losses. This results in no net income tax provision impact in those jurisdictions as of December 31, 2016.

Net Income (Loss). Our consolidated net loss for the six months ended December 31, 2016 was $3.0 million, or a $0.33 loss per basic and diluted share, compared to consolidated net income for the six months ended December 31, 2015 of $2.9 million, or $0.32 income per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, product and service costs, operating results and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

•	our reliance on a small customer base, typically represented by a small number of large, concentrated orders (the largest three customers accounted for 28% and 37% of total revenue for the six months ended December 31, 2016 and 2015, respectively, giving effect to recent mergers and acquisitions);

•	our content delivery product revenue is subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate;

•	the rate of growth or decline or change in market, if any, of content delivery market expansions and the pace that video service companies implement, upgrade or replace content delivery technology;

•	our investment strategy into the storage solutions market;

•	the impact of the global economic conditions on our business and our customers, including European Union austerity measures and the impact of the U.K. exiting the European Union;

•	our ability to renew maintenance and support service agreements with customers and retain existing customers;

•	the impact of U.S. Government sequestration on our business and our customers;

•	the rate of growth or decline, if any, of deployment of our real-time products;

•	the actual versus anticipated decline in revenue from maintenance and product sales of real-time proprietary systems;

•	our future access to capital;

•	our ability to manage expenses consistent with the rate of growth or decline in our markets;

•	our exploration and evaluation of strategic alternatives;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product and service sales;

•	timing of product shipments, which typically occur during the last month of the quarter;

•	the impact of delays of product acceptance from our customers;

•	the percentage of sales derived from outside the U.S. where there are generally longer accounts receivable collection cycles;

•	the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital;

•	the rate of growth or decline, if any, of sales to the government and government related entities; and

•	the use of cash to pay quarterly and special dividends.

Uses and Sources of Cash

We generated $1.6 million and used $3.6 million of cash from operating activities during the six months ended December 31, 2016 and 2015, respectively. Operating cash flows during the six months ended December 31, 2016 were primarily attributable to the collection of accounts during the period, offset by the current period net loss and the timing of payments made against our accounts payable to settle inventory purchases and other obligations. Operating cash outflows during the six months ended December 31, 2015 were primarily attributable to the increase in accounts receivable created by certain larger sales that occurred late in the prior year’s second quarter.

We invested $0.5 million and $1.0 million in property and equipment during the six months ended December 31, 2016 and 2015, respectively. Capital additions during each of these periods were primarily related to: (1) development and test equipment for our development group, (2) demonstration systems used by our sales and marketing group and (3) facilities improvements. We expect capital additions to increase during the remainder of our current fiscal year, primarily to support our continuing investment in our Aquari storage solutions product line.

During the six months ended December 31, 2015, we sold the customer contracts and intellectual property related to our multi-screen video analytics product line for $3.5 million. Cash proceeds from the transaction consisted of $2.8 million paid immediately after closing. The balance of the sales price was collected in full in June 2016.

We paid two quarterly cash dividends of $0.12 per share during each of the six months ended December 31, 2016 and 2015. During the six months ended December 31, 2016 and 2015, we also paid less than $0.1 million of additional dividends in each period that had been held as dividends payable from previous declarations to restricted stockholders for whom restrictions lapsed during each period. We intend to pay a regular quarterly cash dividend on shares of our common stock subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board may deem relevant. We believe that a portion of our dividends may be treated as a return of capital to stockholders, rather than dividend income, as we believe dividend payments may exceed our cumulative earnings and profits.

Although we do not have any outstanding debt or borrowing facilities in place at December 31, 2016, we periodically review the need for credit arrangements. However, based upon our existing cash balances, historical cash usage, and anticipated operating cash flow in the near term, we believe that existing cash balances will be sufficient to meet our anticipated working capital, capital expenditure requirements and any dividend payments for at least the next twelve months.

At December 31, 2016, we had working capital (current assets less current liabilities) of $17.4 million including cash and cash equivalents of $18.8 million. At June 30, 2016, we had working capital of $22.6 million, including cash and cash equivalents of $20.3 million. At December 31, 2016, we had no material commitments for capital expenditures.

As of December 31, 2016, approximately $1.9 million, or 10.1% of our cash is in foreign accounts and there is no expectation that any foreign cash would need to be transferred from these foreign accounts to cover operations in the next 12 months. Based upon our existing cash balances and short-term investments, historical cash usage and anticipated operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital, dividend payments and capital expenditure requirements for at least the next 12 months.

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

Critical Accounting Policies and Estimates

The SEC defines “critical accounting estimates” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies and estimates are disclosed under the section “Application of Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. Our critical accounting estimates have not changed in any material respect during the three months ended December 31, 2016.

Recent Accounting Guidance

See Note 2 – Recent Accounting Guidance to our accompanying condensed consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and the expected effects on our consolidated results of operations and financial condition.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this quarterly report may constitute “forward-looking statements” within the meaning of the federal securities laws. When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, market share, new market growth, payment of dividends, ability to utilize our net deferred tax assets and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of our forward-looking statements in this report include, but are not limited to, the impact of our content delivery strategy on our business, the impact of our new Aquari storage solution strategy on our business, the impact of any strategic initiatives we may undertake; the impact of the current reestablishment of and potential for future release of our tax valuation allowances on future income tax provisions and income taxes paid, expected level of capital additions, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash, the impact of litigation and the payment of dividends. These statements are based on beliefs and assumptions of our management, which are based on currently available information. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: the potential consolidation of the markets that we serve; U.S. Government sequestration; European austerity measures; the impact of the U.K. exiting the European Union; delays or cancellations of customer orders; non-renewal of maintenance and support service agreements with customers; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; margins of the content delivery business to capture new business; fluctuations and timing of large content delivery orders; risks associated with our operations in the People’s Republic of China; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products; the impact of reductions in force on our operations; rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, tariffs and currency fluctuations; the impact of competition on the pricing of content delivery products; failure to effectively service the installed base; the entry of new, well-capitalized competitors into our markets; the success of new content delivery products, including acceptance of our new storage solutions; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macroeconomic environment; continuing unevenness of the global economic recovery; global terrorism; privacy concerns over data collection; our ability to utilize net operating losses to offset cash taxes in the event of an ownership change as defined by the Internal Revenue Service; earthquakes, tsunamis, floods and other natural disasters in areas in which our customers and suppliers operate; the process of evaluation of strategic alternatives; and the availability of debt or equity financing to support our liquidity needs.

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

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

We conducted an evaluation as of December 31, 2016, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management concluded that our disclosures controls and procedures were effective as of December 31, 2016.

Changes in Internal Control

There were no changes to our internal controls over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description of Document

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.5	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.6	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Certificate of Designations of Series B Participating Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2016).

3.8	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

3.9	Certificate of Elimination of Series B Participating Preferred Stock of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

3.10	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

10.1	Amendment to Tax Asset Preservation Plan, dated October 13, 2016, between Registrant and American Stock Transfer & Trust Company, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 13, 2016).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

101.LAB**	XBRL Labels Linkbase Document.

101. PRE**	XBRL Presentation Linkbase Document.

*	Required earnings per share data is provided in the Notes to the condensed consolidated financial statements in this report.
**	Included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2017	CONCURRENT COMPUTER CORPORATION

	By:	/s/ Emory O. Berry
Emory O. Berry
Chief Financial Officer and
Executive Vice President of Operations
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description of Document

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.5	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.6	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Certificate of Designations of Series B Participating Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2016).

3.8	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

3.9	Certificate of Elimination of Series B Participating Preferred Stock of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

3.10	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

10.1	Amendment to Tax Asset Preservation Plan, dated October 13, 2016, between Registrant and American Stock Transfer & Trust Company, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 13, 2016).

11.1*	Statement Regarding Computation of Per Share Earnings.

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

101.LAB**	XBRL Labels Linkbase Document.

101. PRE**	XBRL Presentation Linkbase Document.

*	Required earnings per share data is provided in the Notes to the condensed consolidated financial statements in this report.
**	Included herewith.

