Form 10-Q
period 2017-03-31
CONCURRENT COMPUTER CORP/DE
filed 2017-05-15
CIK 749038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of the Registrant's Common Stock, par value $0.01 per share, outstanding as of May 11, 2017 was 9,853,561.

Concurrent Computer Corporation

Form 10-Q

For the Three Months Ended March 31, 2017

Part I - Financial Information

Item 1.	Condensed Consolidated Financial Statements

Concurrent Computer Corporation

Condensed Consolidated Balance Sheets

(Amounts in thousands, except share and per share data)

	March 31, 2017	June 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,750	$20,268
Short-term investments	2,423	-
Accounts receivable, net of allowance for doubtful accounts of $54 and $55 at March 31, 2017 and June 30, 2016, respectively	8,944	15,104
Inventories	2,939	3,495
Prepaid expenses and other current assets	1,855	1,061
Total current assets	31,911	39,928

Property and equipment, net	2,319	3,061
Deferred income taxes, net	761	924
Other long-term assets, net	1,356	1,323
Total assets	$36,347	$45,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,925	$9,191
Deferred revenue	6,694	8,126
Total current liabilities	16,619	17,317

Long-term liabilities:
Deferred revenue	643	1,168
Pension liability	3,624	3,720
Other long-term liabilities	2,092	2,033
Total liabilities	22,978	24,238

Commitments and contingencies (Note 17)

Stockholders' equity:
Shares of series preferred stock, par value $0.01; 1,250,000 authorized; none issued	-	-
Shares of class A preferred stock, par value $100; 20,000 authorized; none issued	-	-
Shares of common stock, par value $0.01; 14,000,000 authorized; 9,301,954, and 9,218,093 issued and outstanding at March 31, 2017 and June 30, 2016, respectively	93	92
Capital in excess of par value	211,666	210,971
Accumulated deficit	(197,425)	(189,265)
Treasury stock, at cost; 37,788 shares	(255)	(255)
Accumulated other comprehensive income (loss)	(710)	(545)
Total stockholders' equity	13,369	20,998
Total liabilities and stockholders' equity	$36,347	$45,236

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation

Condensed Consolidated STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenues:
Product	$9,430	$10,772	$27,535	$29,240
Service	5,551	4,684	16,109	14,466
Total revenues	14,981	15,456	43,644	43,706

Cost of sales:
Product	4,405	5,676	12,274	12,670
Service	2,072	1,821	6,234	5,844
Total cost of sales	6,477	7,497	18,508	18,514
Gross margin	8,504	7,959	25,136	25,192

Operating expenses:
Sales and marketing	4,024	4,252	12,867	11,443
Research and development	3,057	3,467	9,180	11,066
General and administrative	2,996	2,150	7,653	6,103
Gain on sale of product line, net	-	-	-	(4,116)
Total operating expenses	10,077	9,869	29,700	24,496
Operating income (loss)	(1,573)	(1,910)	(4,564)	696

Interest income	21	16	61	24
Interest expense	(2)	(1)	(6)	(1)
Other income, net	38	277	208	425
Income (loss) before income taxes	(1,516)	(1,618)	(4,301)	1,144

Provision (benefit) for income taxes	142	(442)	373	(604)
Net income (loss)	$(1,658)	$(1,176)	$(4,674)	$1,748

Net income (loss) per share
Basic	$(0.18)	$(0.13)	$(0.51)	$0.19
Diluted	$(0.18)	$(0.13)	$(0.51)	$0.19
Weighted average shares outstanding - basic	9,261,862	9,168,978	9,231,932	9,147,681
Weighted average shares outstanding - diluted	9,261,862	9,168,978	9,231,932	9,227,966

Cash dividends declared per common share	$0.12	$0.12	$0.36	$0.36

The accompanying notes are an integral part of the condensed consolidated financial statements.

Concurrent Computer Corporation

Condensed Consolidated STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Net income (loss)	$(1,658)	$(1,176)	$(4,674)	$1,748

Other comprehensive income (loss):
Foreign currency translation adjustment	38	(79)	(253)	(202)
Pension and post-retirement benefits, net of tax	(19)	(35)	88	10
Other comprehensive income (loss)	19	(114)	(165)	(192)

Comprehensive income (loss)	$(1,639)	$(1,290)	$(4,839)	$1,556

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONCURRENT COMPUTER CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

For the nine month period ended March 31, 2017

(Amounts in thousands, except share data)

			Capital In Excess Of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock Shares	Cost	Total
	Common Stock
		Par
	Shares	Value

Balance at June 30, 2016	9,218,093	$92	$210,971	$(189,265)	$(545)	(37,788)	$(255)	$20,998
Dividends declared				(3,552)				(3,552)
Dividends forfeited with restricted stock forfeitures				66				66
Share-based compensation expense			696					696
Lapse of restriction on restricted stock	83,861	1	(1)					-
Other comprehensive income (loss), net of taxes:
Net loss				(4,674)				(4,674)
Foreign currency translation adjustment					(253)			(253)
Pension plan					88			88
Total comprehensive income (loss)								(4,839)
Balance at March 31, 2017	9,301,954	$93	$211,666	$(197,425)	$(710)	(37,788)	$(255)	$13,369

 The accompanying notes are an integral part of the condensed consolidated financial statements

Concurrent Computer Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Nine Months Ended March 31,
	2017	2016

Cash flows provided by (used in) operating activities:
Net income (loss)	$(4,674)	$1,748
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,341	1,270
Share-based compensation	696	561
Deferred income taxes, net	87	(1,175)
Provision for excess and obsolete inventories	190	171
Provision for bad debts	-	31
Foreign currency exchange gains	(131)	(408)
Gain on sale of product line, net	-	(4,116)
Decrease (increase) in assets:
Accounts receivable	6,091	(4,257)
Inventories	367	106
Prepaid expenses and other current assets	(806)	(560)
Other long-term assets	(62)	(112)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	786	2,607
Deferred revenue	(1,841)	(580)
Pension and other long-term liabilities	142	150
Net cash provided by (used in) operating activities	2,186	(4,564)

Cash flows provided by (used in) investing activities:
Additions to property and equipment	(719)	(1,621)
Purchases of short-term investments	(2,423)	-
Purchase of domain name	-	(35)
Proceeds from sale of product line	-	2,750
Net cash used in investing activities	(3,142)	1,094

Cash flows used in financing activities:
Dividends paid	(3,396)	(3,364)
Net cash used in financing activities	(3,396)	(3,364)

Effect of exchange rates on cash and cash equivalents	(166)	114

Decrease in cash and cash equivalents	(4,518)	(6,720)
Cash and cash equivalents - beginning of period	20,268	25,451
Cash and cash equivalents - end of period	$15,750	$18,731

Cash paid during the period for:
Interest	$4	$2
Income taxes (net of refunds)	$793	$502

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

We provide software, hardware and professional services for the content delivery market, storage solutions market and the high-performance, real-time market. Effective July 1, 2016, we changed the way our chief operating decision maker (“CODM”) views our operating results by providing more discrete segment financial information. As a result, our reportable operating segments now consist of Content Delivery and Real-Time.

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for fair presentation have been included. The year-end condensed consolidated balance sheet data as of June 30, 2016 was derived from our audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the SEC on August 30, 2016.

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

In August 2016, the FASB issued ASU No. 2016-15, Clarification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments in the statement of cash flows, by adding or clarifying guidance on eight specific cash flow issues. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The amendments in this update should be applied retrospectively to all periods presented, unless deemed impracticable, in which case, prospective application is permitted. We do not expect ASU 2016-15 to have a material impact on our consolidated financial statements or disclosures.

In January 2017, the FASB issued ASU No. 2017-01 - Business Combinations (Topic 805) (“ASU 2017-01”), which clarifies the definition of a business. For accounting and financial reporting purposes, businesses are generally comprised of three elements; inputs, processes, and outputs. Integrated sets of assets and activities capable of providing these three elements may not always be considered a business, and the lack of one of the three elements does not always disqualify the set from being a business. The issuance of ASU 2017-01 provides a clarifying screen to determine when a set of assets and activities is not a business. Primarily, the screen requires that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The amendments contained in ASU 2017-01 are effective for annual periods beginning after December 15, 2017 and may be early adopted for certain transactions that have occurred before the effective date, but only when the underlying transaction has not been reported in the financial statements that have been issued or made available for issuance. We do not expect ASU 2017-01 to have a material impact on our consolidated financial statements or disclosures.

In March 2017, the FASB issued ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”) which requires the service cost component of the net periodic benefit cost to be presented in the same income statement line items as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization. Other components will be presented separately from the line items that include the service cost and outside of any subtotal of operating income, if one is presented. ASU 2017-07 is effective annual periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The guidance on the presentation of the components of net periodic benefit cost requires retrospective application. The guidance limiting the capitalization of net periodic benefit cost requires prospective application. We do not expect ASU 2017-07 to have a material impact on our consolidated financial statements or disclosures.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

3.	Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each year. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares including dilutive common share equivalents. Under the treasury stock method, incremental shares representing the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued are included in the computation. Common share equivalents of 238,696 and 207,586 for the three months ended March 31, 2017 and 2016, respectively, and 250,441 and 86,359 for the nine months ended March 31, 2017 and 2016, respectively, were excluded from the calculation as their effect was anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Basic and diluted EPS calculation:
Net income (loss)	$(1,658)	$(1,176)	$(4,674)	$1,748

Basic weighted average number of shares outstanding	9,261,862	9,168,978	9,231,932	9,147,681
Effect of dilutive securities:
Employee stock options	-	-	-	-
Restricted shares	-	-	-	80,285
Diluted weighted average number of shares outstanding	9,261,862	9,168,978	9,231,932	9,227,966

Basic EPS	$(0.18)	$(0.13)	$(0.51)	$0.19

Diluted EPS	$(0.18)	$(0.13)	$(0.51)	$0.19

4.	Fair Value Measurements

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

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Our investment portfolio consists of money market funds, U.S. Treasury bills and commercial paper. Our investment portfolio has an average maturity of three months or less and no investments within the portfolio have an original maturity of one year or more. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost less any unamortized premium or discount, which approximates fair value. All investments with original maturities of more than three months are classified as short-term investments. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. Interest on securities is recorded in interest income. Any realized gains or losses would be shown in the accompanying consolidated statements of operations in other income or expense. We provide fair value measurements disclosures of our available-for-sale securities in accordance with one of the three levels of fair value measurement.

Our financial assets measured at fair value on a recurring basis as of March 31, 2017 are as follows:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$6,093	$6,093	$-	$-
Money market funds	7,325	7,325	-	-
U.S. Treasury bills	600	-	600	-
Commercial paper	1,732	-	1,732	-
Cash and cash equivalents	15,750	13,418	2,332	-

Commercial paper	2,423	-	2,423	-
Short-term investments	2,423	-	2,423	-
	$18,173	$13,418	$4,755	$-

Our financial assets measured at fair value on a recurring basis as of June 30, 2016 are as follows:

	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)

Cash	$10,213	$10,213	$-	$-
Money market funds	10,055	10,055	-	-
Cash and cash equivalents	$20,268	$20,268	$-	$-

The following is a summary of available-for-sale securities as of March 31, 2017:

	Cost	Unrealized Gains	Unrealized Losses	Estimated FairValue

Commercial paper	$2,423	$-	$-	$2,423
Total marketable securities	$2,423	$-	$-	$2,423

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

5.	Income Taxes

Components of Provision (Benefit) for Income Taxes

The domestic and foreign components of income (loss) before the provision (benefit) for income taxes are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

United States	$(2,877)	$(2,025)	$(6,208)	$298
Foreign	1,361	407	1,907	846
Income (loss) before income taxes	$(1,516)	$(1,618)	$(4,301)	$1,144

We recorded income tax expense for our domestic and foreign subsidiaries of $142 and an income tax benefit of $442 during the three months ended March 31, 2017 and 2016, respectively, and an income tax expense of $373 and an income tax benefit of $604 during the nine months ended March 31, 2017 and 2016, respectively. The components of the provision (benefit) for income taxes are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

United States	$7	$(750)	$23	$(1,161)
Foreign	135	308	350	557
Provision (benefit) for income taxes	$142	$(442)	$373	$(604)

For the three and nine months ended March 31, 2017, the domestic tax expense is higher than the prior year due to the full valuation allowance that is now being applied to any tax benefit generated from operating losses. The domestic expense is primarily attributable to interest and penalties on uncertain tax positions and minimum state taxes in a number of jurisdictions for the three and nine months ended March 31, 2017. The foreign tax expense is lower than the prior year primarily due to lower income in Japan and a reduction in the statutory tax rate in Japan for the three and nine months ended March 31, 2017, compared to the same periods from the prior year.

Net Operating Losses

As of June 30, 2016, we had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $89,957 for income tax purposes, of which none expire in fiscal year 2017, and the remainder expire at various dates through fiscal year 2035. We recently completed an evaluation of the potential effect of Section 382 of the Internal Revenue Code (the “Code”) on our ability to utilize these net operating losses. The study concluded that we have not had an ownership change for the period from July 22, 1993 to June 30, 2016. If we experience an ownership change as defined in Section 382 of the Code, our ability to use these NOLs will be substantially limited, which could therefore significantly impair the value of that asset. On March 1, 2016, we adopted a Tax Asset Preservation Plan (“TAPP”) in order to protect the value of our NOLs. At our 2016 Annual Meeting of Stockholders held on October 26, 2016, our stockholders adopted a formal amendment to our certificate of incorporation for the same purpose. The TAPP terminated in accordance with its terms on November 3, 2016 concurrent with the effectiveness of the amendment to our certificate of incorporation.

As of June 30, 2016, we had state NOLs of $51,093 and foreign NOLs of $28,208. The state NOLs expire between fiscal year 2017 and fiscal year 2035. The foreign NOLs expire according to the rules of each country. Currently, none of the jurisdictions in which the Company has foreign NOLs are subject to expiration due to indefinite carryforward periods.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Valuation Allowance

Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In reviewing the need for a valuation allowance, we consider our historical and future projected operations along with other positive and negative evidence in assessing if sufficient future taxable income will be generated to use the existing deferred tax assets. The following summarizes our conclusions on the need for a valuation allowance in each jurisdiction as of March 31, 2017:

U.S. – As of June 30, 2016, we believed the weight of negative evidence was greater than the existing positive evidence and concluded that it was more-likely-than-not that we would be unable to realize our U.S. net deferred tax assets. As a result, a full valuation allowance was established on our U.S. net deferred tax assets which continue to remain in place as of March 31, 2017. For future periods in which we remain in a full valuation allowance position, we would expect our U.S. tax provision expense to be limited to the alternative minimum tax (if applicable) for federal tax purposes, which approximates 2% of earnings before income taxes, state taxes in various jurisdictions, and interest and penalties on our uncertain tax positions.

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

Unrecognized Tax Benefits

The Company has evaluated its unrecognized tax benefits and determined that there has not been a material change in the amount of such benefits for the three or nine months ended March 31, 2017.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Research and Development Tax Credits

During the three months ended March 31, 2017, the Company applied for both a U.S. federal and state of Georgia research and development tax credit for its fiscal year ending June 30, 2016 in the amounts of $719 and $675, respectively. For U.S. federal tax purposes, the credit cannot be utilized immediately but will carryforward for a period of 20 years. As we do not expect to be able to realize the benefit of the U.S. federal tax credit carryforward before its expiration, we maintain a full valuation allowance on this item. For the state of Georgia tax credit, we have recorded the credit within other current assets with an offset in accrued expenses in our consolidated balance sheet as of March 31, 2017. As future payroll tax withholdings of our Georgia-based employees become due, we are able to offset the withholding amount dollar-for-dollar against the credit. As a result, as the credit is claimed, we will (1) reduce other current assets and offset the payroll tax liability and (2) reduce accrued expenses and recognize a reduction of operating expenses.

6.	Share-Based Compensation

As of March 31, 2017, we had share-based compensation plans which are described in Note 10 of the consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2016. We recognize stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. As of March 31, 2017, we had 55,138 stock options outstanding and 589,395 restricted shares outstanding. During the nine months ended March 31, 2017, no stock options were granted or exercised; however, 29,281 stock options were cancelled. We recorded share-based compensation related to the issuance of restricted stock to employees and board members as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Share-based compensation expense included in the consolidated statement of operations:
Cost of sales	$5	$8	$19	$16
Sales and marketing	(51)	40	119	113
Research and development	19	7	48	85
General and administrative	172	124	510	347
Total	$145	$179	$696	$561

A summary of the activity of our time-based, service condition restricted shares during the nine months ended March 31, 2017, is presented below:

Restricted Stock Awards	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2016	464,117	$5.39
Granted	247,000	5.51
Vested	(83,861)	5.35
Forfeited	(87,861)	5.63
Non-vested at March 31, 2017	539,395	$5.41

In conjunction with the resignation of one of our directors (See Note 17 – Commitments and Contingencies – Board Representation and Standstill Agreement), we accelerated the vesting of 5,400 shares of restricted stock. This acceleration of vesting resulted in stock compensation expense of $27 during the nine months ended March 31, 2017.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

During the nine months ended March 31, 2017, we issued 50,000 performance-based restricted shares (“PSAs”) to senior and executive management. The PSAs issued in fiscal year 2016 will be released only if certain company financial performance criteria are achieved over a cumulative three-year performance period. The weighted-average grant date fair value per share for these PSAs was established on the date the cumulative three-year performance criteria was approved by our Board of Directors (“Board”).

During the nine months ended March 31, 2017, 5,387 previously granted performance-based restricted shares were forfeited due to a failure to meet performance goals associated with our fiscal year 2016 financial results. A summary of the activity of our performance-based restricted shares during the three months ended March 31, 2017, is presented below:

Performance Stock Awards	Shares	Weighted- Average Grant Date Fair Value

Non-vested at July 1, 2016	5,387	$5.14
Granted	50,000	5.49
Vested	-	-
Forfeited	(5,387)	5.14
Non-vested at March 31, 2017	50,000	$5.49

7.	Pensions and Other Postretirement Benefits

Defined Contribution Plans

We maintain a retirement savings plan available to U.S. employees that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code. We match 50% of the first 5% of the participants’ compensation invested by the employee in the 401(k) plan. We made matching contributions of $117 and $120 during the three months ended March 31, 2017 and 2016, respectively, and $338 and $332 during the nine months ended March 31, 2017 and 2016, respectively.

We also maintain a defined contribution plan (the “Stakeholder Plan”) for our U.K. based employees. The Stakeholder Plan provides for discretionary matching contributions of between 4% and 7% of the employee’s salary. We contributed $7 and $9 to the Stakeholder Plan for the three months ended March 31, 2017 and 2016, respectively, and $28 and $35 to the Stakeholder Plan for the nine months ended March 31, 2017 and 2016, respectively.

Defined Benefit Plans

The following table provides the components of net periodic pension cost of our German defined benefit pension plans recognized in earnings for the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Net Periodic Benefit Cost
Interest cost	$13	$24	$38	$72
Expected return on plan assets	(4)	(5)	(11)	(16)
Recognized actuarial loss	19	12	57	(37)
Net periodic benefit cost	$28	$31	$84	$19

We contributed $3 and $4 to our German defined benefit pension plans for the three months ended March 31, 2017 and 2016, respectively, and $10 and $12 to for the nine months ended March 31, 2017 and 2016, respectively. We expect to make additional, similar, quarterly contributions during the remaining quarters of our fiscal year 2017.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

8.	Inventories

Inventories consist of the following:

	March 31, 2017	June 30, 2016

Raw materials	$1,556	$1,233
Work-in-process	106	133
Finished goods	1,277	2,129
	$2,939	$3,495

9.	Property and Equipment, net

Property and equipment consists of the following:

	March 31, 2017	June 30, 2016

Leasehold improvements	$2,684	$2,750
Machinery and equipment	13,764	15,000
	16,448	17,750
Less: Accumulated depreciation	(14,129)	(14,689)
	$2,319	$3,061

Depreciation expense for property and equipment was $418 and $405 for the three months ended March 31, 2017 and 2016, respectively, and $1,332 and $1,228 for the nine months ended March 31, 2017 and 2016, respectively.

10.	Intangible Assets, net

Intangible assets, net of $137 and $143 at March 31, 2017 and June 30, 2016, respectively, consist of patents and an internet domain name (www.concurrent.com). The domain name is considered an indefinite lived intangible asset and is not amortizable. Intangible assets are included in other long-term assets, net in our consolidated balance sheets.

Amortization expense related to finite-lived intangible assets was $3 for each of the three months ended March 31, 2017 and 2016 and $9 and $42 for the nine months ended March 31, 2017 and 2016, respectively.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

11.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2017	June 30, 2016

Accounts payable, trade	$3,949	$4,767
Accrued payroll, vacation and other employee expenses	3,314	2,757
Accrued income taxes	6	389
Dividend payable	101	95
Deferred refundable tax credit	675	-
Other accrued expenses	1,880	1,183
	$9,925	$9,191

12.	Sale of Product Line

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

The customer contracts and intellectual property sold had a net book value of $188 (which was included in intangible assets, net in our consolidated balance sheet). As a result of the sale, we also included $1,016 (net liability, consisting primarily of unearned deferred revenue) of related assets and liabilities not sold or transferred in the transaction in the calculation of the recorded gain. Additionally, through September 30, 2015, we incurred $212 in legal, accounting and other expenses that would not have been incurred otherwise. As a result, we recorded a net gain of $4,116 in our consolidated statement of operations for the nine months ended March 31, 2016.

On July 1, 2015, we had adopted ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). As a result, we evaluated the sale of our multi-screen video analytics product line in light of this new standard. We concluded that the sale of our multi-screen video analytics product line in September 2015 was not a “material shift” (as defined in ASU 2014-08) for us and therefore, was not considered a discontinued operation. The operating profit related to the multi-screen video analytics product line for the nine months ended March 31, 2016 (through the date of sale) was $179.

13.	Segment Information

Reportable Operating Segments

The “management approach” has been used to present the following segment information. This approach is based upon the way the management organizes segments within the Company for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the CODM for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.

Effective July 1, 2016, we changed the way our CODM views our operating results by providing more discrete segment financial information. As a result, our reportable operating segments now consist of Content Delivery and Real-Time.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

•	Content Delivery - Our content delivery solutions product line consists of software, hardware and services for intelligently streaming video content to a variety of consumer devices and storing and managing content in the network. Our streaming video and storage products and services are deployed by service providers to support consumer-facing video services including live broadcast video, video-on-demand and time-shifted video applications such as cloud based digital video recording. The Content Delivery segment also includes Aquari, our unified scale-out storage solutions product line currently marketed to our content delivery and other third-party customers. Additionally, the Content Delivery segment for the three and nine months ended March 31, 2016 includes the results of our multi-screen data analytics product line sold on September 9, 2015 (through the date of sale).

•	Real-Time - Our real-time solutions product line consists of real-time Linux operating system versions, development and performance optimization tools, simulation software and other system software combined, in many cases, with computer platforms and services. These real-time products are sold to a wide variety of companies seeking high performance, real-time computer solutions in the defense, aerospace, financial and automotive markets around the world.

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

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

The table below represents information about the Company’s reportable operating segments for the three and nine months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017			2016
	Content Delivery	Real-Time	Total	Content Delivery	Real-Time	Total
Product	$4,537	$4,893	$9,430	$5,887	$4,885	$10,772
Services	2,908	2,643	5,551	2,250	2,434	4,684
Revenue from external customers	$7,445	$7,536	$14,981	$8,137	$7,319	$15,456

Gross margin	$4,115	$4,389	$8,504	$3,857	$4,102	$7,959

Sales and marketing	(2,288)	(1,447)	(3,735)	(2,381)	(1,410)	(3,791)
Research and development	(2,010)	(1,047)	(3,057)	(2,533)	(934)	(3,467)
General and administrative	(77)	(144)	(221)	(60)	(125)	(185)
Operating income (loss) for reportable segments	$(260)	$1,751	1,491	$(1,117)	$1,633	516

Corporate and unallocated costs:
Sales and marketing			(289)			(461)
General and administrative			(2,775)			(1,965)
			(3,064)			(2,426)

Operating loss			(1,573)			(1,910)

Interest income			21			16
Interest expense			(2)			(1)
Other income, net			38			277
Loss before income taxes			$(1,516)			$(1,618)

	Nine Months Ended March 31,
	2017			2016
	Content Delivery	Real-Time	Total	Content Delivery	Real-Time	Total
Product	$11,893	$15,642	$27,535	$16,010	$13,230	$29,240
Services	7,908	8,201	16,109	7,180	7,286	14,466
Revenue from external customers	$19,801	$23,843	$43,644	$23,190	$20,516	$43,706

Gross margin	$10,949	$14,187	$25,136	$13,199	$11,993	$25,192

Sales and marketing	(7,243)	(4,538)	(11,781)	(6,465)	(4,165)	(10,630)
Research and development	(6,067)	(3,113)	(9,180)	(8,202)	(2,864)	(11,066)
General and administrative	(225)	(427)	(652)	(177)	(419)	(596)
Operating income (loss) for reportable segments	$(2,586)	$6,109	3,523	$(1,645)	$4,545	2,900

Corporate and unallocated costs:
Sales and marketing			(1,086)			(813)
General and administrative			(7,001)			(5,507)
Gain on sale of product line, net			-			4,116
			(8,087)			(2,204)

Operating income (loss)			(4,564)			696
			-
Interest income			61			24
Interest expense			(6)			(1)
Other income, net			208			425
Income (loss) before income taxes			$(4,301)			$1,144

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Geographic Information

We attribute revenues to individual countries and geographic areas based upon location of our customers. A summary of our revenue by geographic area is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

United States	$8,730	$7,863	$24,773	$24,593
Canada	270	1,203	1,461	4,774
Total North America	9,000	9,066	26,234	29,367

Japan	3,912	4,462	9,705	8,597
Other Asia-Pacific	565	643	3,063	1,334
Total Asia-Pacific	4,477	5,105	12,768	9,931

Europe	1,504	1,282	4,273	4,396

South America	-	3	369	12
Total revenue	$14,981	$15,456	$43,644	$43,706

14.	Concentration of Risk

The following table summarizes revenues by significant customer where such revenue accounted for 10% or more of total revenues for any one of the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Customer A	15%	13%	<10%	<10%
Customer B	<10%	10%	<10%	<10%
Customer C(1)	<10%	10%	10%	17%

(1)	Data for all periods reflects the merger of two customers consummated in the year ended June 30, 2016.

We assess credit risk through ongoing credit evaluations of customers’ financial condition, and collateral is generally not required. The following summarizes accounts receivable by significant customers for whom accounts receivable were 10% or more of total accounts receivables for any one of the indicated periods:

	March 31,	June 30,
	2017	2016

Customer C(1)	11%	37%

(1)	Data for all periods reflects the merger of two customers consummated in the year ended June 30, 2016.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

The following summarizes purchases from significant vendors where such purchases accounted for 10% or more of total purchases for any one of the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Vendor A	17%	<10%	15%	13%
Vendor B	13%	16%	13%	<10%
Vendor C	10%	<10%	<10%	<10%
Vendor D	<10%	13%	10%	12%
Vendor E	<10%	20%	<10%	20%
Vendor F	<10%	10%	<10%	<10%

15.	Dividends

During the nine months ended March 31, 2017, our Board approved quarterly cash dividends as follows:

			Dividends Declared
Record Date	Payment Date	Type	Per Share	Total

September 13, 2016	September 27, 2016	Quarterly	$0.12	$1,182

December 14, 2016	December 28, 2016	Quarterly	$0.12	$1,187

March 14, 2017	March 28, 2017	Quarterly	$0.12	$1,183
				$3,552

As of March 31, 2017, we recorded $367 of dividends payable to holders of restricted common stock who held restricted shares at the time of the dividend record dates and still hold those restricted shares as of March 31, 2017. Such dividends will be paid when the restrictions on a holder’s restricted common shares lapse. This dividend payable is divided between current payable and non-current payable in the amounts of $102 and $265, respectively, based upon the expected vesting date of the underlying shares. These holders of restricted common stock will receive the dividend payments as long as they remain eligible at the vesting date of the shares. For the nine months ended March 31, 2017, $66 of dividends payable were forfeited and returned to capital for restricted shares that were forfeited prior to meeting vesting requirements. Because the participants are not entitled to these dividends unless they complete the requisite service period for the shares to vest, they are not “participating dividends” as defined under ASC Topic 260-10, Earnings per Share.

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

16.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes, for the nine months ended March 31, 2017:

	Pension and Postretirement Benefit Plans	Currency Translation Adjustments	Total
Balance at June 30, 2016	$(1,637)	$1,092	$(545)

Other comprehensive income (loss) before reclassifications	31	(253)	(222)
Amounts reclassified from accumulated other comprehensive income (loss)	57	-	57
Net current period other comprehensive income (loss)	88	(253)	(165)
Balance at March 31, 2017	$(1,549)	$839	$(710)

17.	Commitments and Contingencies

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

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

Severance Arrangements

Pursuant to the terms of the employment agreements with our executive officers and certain other employees, employment may be terminated by either the respective executive officer or us at any time. In the event the employee voluntarily resigns (except as described below) or is terminated for cause, compensation under the employment agreement will end. In the event an agreement is terminated by us without cause or in certain circumstances constructively by us, the terminated employee will receive severance compensation for a period from 6 to 12 months, depending on the officer, in an annualized amount equal to the respective employee's base salary then in effect. In the event our CEO resigns within three months of a change in control or the CEO’s agreement is terminated by us within one year of a change of control other than for due cause, disability or non-renewal by our CEO, our CEO will be entitled to severance compensation multiplied by two, as well as incremental medical costs. Additionally, if terminated, our CEO and CFO may be entitled to bonuses during the severance period. At March 31, 2017, the maximum contingent liability under these agreements is $2,090. Our employment agreements with certain of our employees contain certain offset provisions, as defined in their respective agreements.

Board Representation and Standstill Agreement

As previously disclosed in our Form 8-K filed on August 29, 2016, the Company entered into a Board Representation and Standstill Agreement (the “Standstill Agreement”) with an investor and its affiliated party. Pursuant to the terms of the Standstill Agreement, in consideration for certain restrictions applicable to the investor, our Board, among other things (1) agreed to appoint a nominee of the investor to serve on the Company’s Board until the 2016 Annual Meeting of Stockholders of the Company (the nominee was subsequently elected as a director of the Company at the 2016 Annual Meeting of Stockholders held on October 26, 2016) and (2) agreed to pay up to $235 for fees and expenses incurred by the investor and its affiliated party in connection with the Standstill Agreement.

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

Sale of Real-Time business

On May 15, 2017, the Company completed the sale and transfer of certain assets and certain liabilities primarily related to our Real-Time business segment pursuant to an Asset Purchase Agreement (the “RT APA”) dated as of May 15, 2017 with Real Time, Inc. (the “Purchaser”), an investment company owned by Battery Ventures, a private-equity firm, for $35 million less agreed upon adjustments for working capital. Pursuant to the terms of the RT APA, the Company will sell and transfer certain respective equity interests in one of its subsidiaries, which constitutes the European operations of the Real-Time business, upon receipt of French regulatory approval. The RT APA includes customary terms and conditions, including provisions that require the Company to indemnify the Purchaser for certain losses that it incurs as a result of a breach by the Company of its representations and warranties in the RT APA and certain other matters.

Gross proceeds from the sale are payable to the Company as follows: (1) a $30.2 million payment to the Company in cash received on May 15, 2017 (subject to an adjustment for estimated working capital as defined in the RT APA), (2) a $2.8 million payment in cash to the Company concurrently with the transfer of the European operations of the Real-Time business to the Purchaser and (3) $2.0 million placed in escrow as security for certain purchase price adjustments and for the Company’s indemnification obligations to the Purchaser under the RT APA which amount will be released to the Company on or before May 15, 2018 (less any portion of the escrow used to make indemnification or purchase price adjustment payments to the Purchaser).

Concurrent Computer Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - continued

(Amounts in thousands, except for share and per share data)

The RT APA contains customary representations and warranties of each of the parties. The RT APA contains indemnification rights in favor of the Company following closing for (i) breaches of any of the representations or warranties by the Purchaser including, but not limited to, breaches related to organization, authorization, and governmental authorization, (ii) breaches of the covenants or agreements of the Purchaser in the RT APA, and (iii) liabilities which the Purchaser agrees to assume in the RT APA.

In conjunction with the RT APA, the Company and the Purchaser entered into a Transition Services Agreement (the “TSA”). Under the TSA, the Company has agreed to provide various services to the Purchaser on a fee-for-service basis for a term of six months as of the date of the TSA, subject to a renewal term of up to eighteen months. Additionally, the Company and the Purchaser entered into a License and Support Agreement (the “LSA”). Under the LSA, the Purchaser has agreed to provide a royalty-free, non-exclusive license to certain software products that are purchased assets under the RT APA to the Company for a term of three years as of the date of the LSA.

In accordance with ASC 360-10, Property, Plant and Equipment, the sale of the Real-Time business did not meet the “held-for-sale” criteria in the standard at March 31, 2017 and therefore, is not reported as “held-for-sale” in our condensed consolidated balance sheet as of March 31, 2017. Additionally, because the sale also did not meet the guidelines under ASU 2014-08 for reporting as a discontinued operation, the Real-Time business is not reflected as a discontinued operation in our condensed consolidated statements of operations for the three months and nine months ended March 31, 2017 but will be reflected as a discontinued operation beginning with our Annual Report on Form 10-K for the year ended June 30, 2017.

Other than the sale of our Real-Time business described above, we have evaluated subsequent events through the date these financial statements were issued and determined that there were no other material subsequent events that require recognition or additional disclosure in our consolidated financial statements.

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

Our content delivery solutions consist of software, hardware and services for intelligently streaming video content to a variety of consumer devices and storing and managing content in the network. Our streaming video and storage products and services are deployed by service providers to support consumer-facing video services including live broadcast video, video-on-demand and time-shifted video applications such as cloud-based digital video recording. In fiscal year 2016, we introduced Aquari, our unified scale-out storage solutions product to our content delivery and other third-party customers. In September 2015, we sold our multi-screen video analytics product line for collecting and analyzing data related to content delivery applications (see Note 12 – Sale of Product Line to the accompanying condensed consolidated financial statements).

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

On May 15, 2017, we announced the sale of our Real-Time business segment (see Note 18 – Subsequent Events to the accompanying condensed consolidated financial statements). Because this transaction did not qualify as a discontinued operation as of March 31, 2017, the following discussions continue to include the results of this business segment as a continuing operation.

Results of Operations for the Three months ended March 31, 2017 Compared to the Three months ended March 31, 2016

Revenue

The following table sets forth our revenue for the three months ended March 31, 2017 and 2016 for each of our operating segments as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Three Months Ended March 31,		$	%
	2017	2016	Change	Change

Content delivery revenue:
Product	$4,537	$5,887	$(1,350)	(22.9%)
Service	2,908	2,250	658	29.2%
Total Content delivery revenue	$7,445	$8,137	$(692)	(8.5%)

Real-time revenue:
Product	$4,893	$4,885	8	0.2%
Service	2,643	2,434	209	8.6%
Total Real-time revenue	$7,536	$7,319	$217	3.0%

An analysis of revenue by operating segment is described below.

Content Delivery

Content delivery product revenue decreased by $1.3 million, or 22.9%, for the three months ended March 31, 2017 compared to the prior year period. Additionally, the three months ended March 31, 2017 includes $1.0 million of revenue from our Aquari storage product solution compared to $1.3 million in the same period last year. The period-over-period decrease in content delivery product revenue resulted from the following:

•	North American content delivery product revenue decreased by $1.3 million, or 38.5%, due to two customers who purchased a lower volume of products in the current year period.
•	European content delivery product revenue decreased by $0.1 million, or 16.3%. European content delivery product revenue fluctuates from period to period primarily due to the product upgrade and expansion patterns of our customers. The current year period includes revenue of $0.5 million from the sale of our Aquari storage product solution compared to revenue of $0.4 million in the prior year period.
•	Asia-Pacific content delivery product revenue increased by $0.1 million, or 5.2%.

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

Content delivery services revenue increased by $0.7 million, or 29.2%, for the three months ended March 31, 2017 compared to the prior year. The increase period-over-period is primarily due to an increase in the volume of out-of-warranty revenue.

Real-Time

Real-time product revenue was flat for the three months ended March 31, 2017 compared to the prior year period. However, changes in real-time product revenue across regions are as follows:

•	North American real-time product revenue increased by $0.6 million, or 29.8%.
•	European real-time product revenue increased by $0.3 million, or 113.9%.
•	Asia-Pacific real-time product revenue decreased by $0.9 million, or 33.4%, primarily in Japan.

Revenue from defense contractors and the government tend to vary by quarter and year, and are dependent upon government initiatives and funding availability.

Real-time service revenue increased by $0.2 million, or 8.6%, for the three months ended March 31, 2017 compared to the prior year period. The increase is due to an increase in annual maintenance revenue in all regions.

Gross Margin

The following tables set forth our gross margins and gross margin percentage of revenues for the three months ended March 31, 2017 and 2016 for each of our operating segments as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Three Months Ended March 31,			%
	2017	2016	Change	Change

Content delivery gross margin:
Gross margin dollars	$4,115	$3,857	$258	6.7%
Gross margin percentage	55.3%	47.4%	7.9%

Real-time gross margin:
Gross margin dollars	$4,389	$4,102	$287	7.0%
Gross margin percentage	58.2%	56.0%	2.2%

Total gross margin:
Gross margin dollars	$8,504	$7,959	$545	6.8%
Gross margin percentage	56.8%	51.5%	5.3%

Consolidated gross margin was $8.5 million for the three months ended March 31, 2017, an increase of $0.5 million, or 6.8%, from $8.0 million for the three months ended March 31, 2016. Consolidated gross margin percentage improved to 56.8% for the three months ended March 31, 2017 from 51.5% for the three months ended March 31, 2016. An analysis by operating segment is described below.

Content Delivery

Segment gross margin dollars were $4.1 million for the three months ended March 31, 2017, an increase of $0.2 million, or 6.7%, from $3.9 million for the three months ended March 31, 2016. The increase in gross margin dollars is due to an increase in content delivery services revenue partially offset by a decrease in content delivery product revenue. The improvement in gross margin percentage is primarily due to (1) higher gross margin on certain content delivery product sales to our largest customer in Japan, (2) improved gross margins on the sales of our Aquari storage product solution and (3) a favorable service mix due to an increase in the volume of out-of-warranty revenue.

Real-Time

Segment gross margin dollars were $4.4 million for the three months ended March 31, 2017, an increase of $0.3 million, or 7.0%, from $4.1 million for the three months ended March 31, 2016. The increase in gross margin dollars is a primarily due to the increase in both real-time product and service revenue. The increase in gross margin percentage is primarily due a favorable mix of product sales, including higher software-only sales period-over-period.

Segment Operating Expenses

Segment operating expenses include selling and marketing, research and development expenses, and certain general and administrative expenses. The following tables set forth our segment operating expenses for the three months ended March 31, 2017 and 2016 for each of our operating segments as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Three Months Ended March 31,		$	%
	2017	2016	Change	Change

Sales and marketing:
Content delivery	$2,288	$2,381	$(93)	(3.9%)
Real-time	$1,447	$1,410	$37	2.6%

Research and development:
Content delivery	$2,010	$2,533	$(523)	(20.6%)
Real-time	$1,047	$934	$113	12.1%

General and administrative:
Content delivery	$77	$60	$17	28.3%
Real-time	$144	$125	$19	15.2%

Sales and Marketing - An analysis of sales and marketing expenses by operating segment is described below.

Content Delivery

Segment sales and marketing expenses were $2.3 million for the three months ended March 31, 2017, a decrease of $0.1 million, or 3.9%, from $2.4 million for the three months ended March 31, 2016. This period-over-period decrease primarily resulted from (1) a $0.4 million decrease in sales personnel and related costs including commissions and share-based compensation, partially offset by (2) a $0.3 million increase in severance costs due to changes in segment sales leadership.

Real-Time

Segment sales and marketing expenses were $1.4 million for each of the three months ended March 31, 2017 and 2016.

Research and Development - An analysis of research and development expenses by operating segment is described below.

Content Delivery

Segment research and development expenses were $2.0 million for the three months ended March 31, 2017, a decrease of $0.5 million, or 20.6%, from $2.5 million for the three months ended March 31, 2016. The period-over-period decrease primarily resulted from a $0.5 million decrease due to a reduction of headcount in the U.S. within our development teams.

Real-Time

Segment research and development expenses were $1.0 million for the three months ended March 31, 2017, an increase of $0.1 million, or 12.1%, from $0.9 million for the three months ended March 31, 2016. The period-over-period increase primarily resulted from an increase in personnel and related costs due to an increase in headcount.

Segment Operating Income (Loss)

Segment operating income (loss) is defined as gross margin less selling and marketing, research and development expenses, and certain general and administrative expenses. The following tables set forth our segment operating income (loss) for the three months ended March 31, 2017 and 2016 for each of our operating segments as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Three Months Ended March 31,		$	%
	2017	2016	Change	Change

Segment operating income (loss):
Content delivery	$(260)	$(1,117)	$857	76.7%
Real-time	$1,751	$1,633	$118	7.2%

An analysis of operating income (loss) by operating segment is described below.

Content Delivery

The period-over-period increase primarily resulted from higher services revenues and related gross margin dollars and the reduction in research and development costs, as described above.

Real-Time

The period-over-period increase primarily resulted from higher product and services revenues and related gross margin dollars, as described above.

Corporate and Unallocated Costs

Corporate and unallocated costs include certain corporate sales and marketing and corporate general and administrative expenses (executive, finance, legal, risk management and human resources). These expenses are not included in the measure of segment operating income but are included in the reconciliation to income (loss) before income taxes. The following tables set forth our corporate and unallocated costs for the three months ended March 31, 2017 and 2016 as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Three Months Ended March 31,		$	%
	2017	2016	Change	Change

Sales and marketing	$289	$461	$(172)	(37.3%)
General and administrative	$2,775	$1,965	$810	41.2%

Sales and Marketing. Sales and marketing expenses decreased approximately $0.2 million, or 37.3%, to $0.3 million for the three months ended March 31, 2017 from $0.5 million for the three months ended March 31, 2016. This decrease was primarily due to (1) a $0.1 million decrease in personnel and related costs and (2) a $0.1 million decrease in recruiting costs.

General and Administrative. General and administrative expenses increased approximately $0.8 million, or 41.2%, to $2.7 million for the three months ended March 31, 2017 from $2.0 million for the three months ended March 31, 2016. This increase was primarily due to (1) a $1.1 million increase in legal, accounting and other professional fees primarily associated with our disposition of our Real-Time business segment consummated in May 2017, partially offset by (2) a $0.1 decrease in personnel and related costs, (3) a $0.1 million decrease in recruiting costs and (4) $0.1 million in professional fees associated with our Tax Asset Preservation Plan incurred in the prior year period.

Other

Other Income, net. During the three months ended March 31, 2017 and 2016, we recognized less than $0.1 million and $0.4 million in net realized currency translation gains, respectively. These gains and losses result from the impact of the changes in value of the British pound, euro and Japanese yen, relative to the U.S. dollar, on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our European and Japanese subsidiaries for which the British pound, euro and Japanese yen are the functional currencies.

Provision (Benefit) for Income Taxes. We recorded consolidated income tax expense of $0.1 million for the three months ended March 31, 2017 compared to $0.4 million consolidated income tax benefit for the three months ended March 31, 2016. For the three months ended March 31, 2017, the domestic tax expense is higher than the prior year due to the full valuation allowance that is now being applied to any tax benefit generated from operating losses in the U.S. The domestic expense is primarily attributable to interest and penalties on uncertain tax positions and minimum state taxes in a number of jurisdictions for the three months ended March 31, 2017. The foreign tax expense is lower than the prior year primarily due to lower income in Japan and a reduction in the statutory tax rate in Japan for the three months ended March 31, 2017, compared to the same period from the prior year.

In jurisdictions other than the U.K. and Japan, we either generate net operating losses or occasionally utilize some of the net operating loss carryforward amounts. However, because of the cumulative accounting losses in those jurisdictions, we maintain a full valuation allowance on those losses. This results in no net income tax provision impact in those jurisdictions as of March 31, 2017.

Net Loss. Our consolidated net loss for the three months ended March 31, 2017 was $1.7 million, or a $0.18 loss per basic and diluted share, compared to a consolidated net loss for the three months ended March 31, 2016 of $1.2 million, or $0.13 loss per basic and diluted share.

Results of Operations for the Nine months ended March 31, 2017 Compared to the Nine months ended March 31, 2016

Revenue

The following table sets forth our revenue for the nine months ended March 31, 2017 and 2016 for each of our operating segments as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Nine Months Ended March 31,		$	%
	2017	2016	Change	Change

Content delivery revenue:
Product	$11,893	$16,010	$(4,117)	(25.7%)
Service	7,908	7,180	728	10.1%
Total Content delivery revenue	$19,801	$23,190	$(3,389)	(14.6%)

Real-time revenue:
Product	$15,642	$13,230	2,412	18.2%
Service	8,201	7,286	915	12.6%
Total Real-time revenue	$23,843	$20,516	$3,327	16.2%

An analysis of revenue by operating segment is described below.

Content Delivery

Content delivery product revenue decreased $4.1 million, or 25.7%, for the nine months ended March 31, 2017 compared to the prior year period. Additionally, the nine months ended March 31, 2017 includes $2.0 million of revenue from our Aquari storage product solution compared to $1.6 million in the prior year period. The period-over-period decrease in content delivery product revenue resulted from the following:

•	North American content delivery product revenue decreased by $4.0 million, or 35.7% due to purchasing decreases of two major customers period-over-period.
•	European content delivery product revenue decreased by $1.1 million, or 47.3%.
•	Asia-Pacific content delivery product revenue increased by $0.6 million, or 21.8%, driven by our largest customer in Japan. Included in this increase is approximately $0.1 million from favorable foreign exchange rate changes.
•	South American content delivery product revenue increased $0.4 million (we had no sales in this region in the prior year period).

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

Content delivery services revenue increased by $0.7 million, or 10.1%, for the nine months ended March 31, 2017 compared to the prior year period despite the loss of $0.5 million in content delivery service revenue as a result of the sale of our multi-screen video analytics product line in September 2015. The increase period-over-period is primarily due to an increase in the volume of out-of-warranty revenue.

Real-Time

Real-time product revenue increased $2.4 million, or 18.2%, for the nine months ended March 31, 2017 compared to the prior year period. The period-over-period increase in real-time product revenue resulted primarily from the following:

•	North American real-time product revenue increased by $0.3 million, or 3.5%.
•	European real-time product revenue increased by $0.6 million, or 73.3%.
•	Asia-Pacific real-time product revenue increased by $1.5 million, or 29.3%. Included in this increase is approximately $0.3 million from favorable foreign exchange rate changes.

Revenue from defense contractors and the government tend to vary by quarter and year, and are dependent upon government initiatives and funding availability.

Real-time service revenue increased by $0.9 million, or 12.6%, for the nine months ended March 31, 2017 compared to the prior year period. The increase is primarily due to (1) an increase in domestic annual maintenance revenue, (2) incremental time and material service projects in Japan and (3) an increase in annual maintenance revenue in another Asia-Pacific location.

Gross Margin

The following tables set forth our gross margins and gross margin percentage of revenues for the nine months ended March 31, 2017 and 2016 for each of our operating segments as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Nine Months Ended March 31,			%
	2017	2016	Change	Change

Content delivery gross margin:
Gross margin dollars	$10,949	$13,199	$(2,250)	(17.0%)
Gross margin percentage	55.3%	56.9%	(1.6%)

Real-time gross margin:
Gross margin dollars	$14,187	$11,993	$2,194	18.3%
Gross margin percentage	59.5%	58.5%	1.0%

Total gross margin:
Gross margin dollars	$25,136	$25,192	$(56)	(0.2%)
Gross margin percentage	57.6%	57.6%	0.0%

Consolidated gross margin was $25.1 million for the nine months ended March 31, 2017, a decrease of $0.1 million, or 0.2% from $25.2 million for the nine months ended March 31, 2016. Consolidated gross margin percentage was 57.6% for each of the nine months ended March 31, 2017 and 2016. An analysis by operating segment is described below.

Content Delivery

Segment gross margin dollars were $10.9 million for the nine months ended March 31, 2017, a decrease of $2.3 million, or 17.0%, from $13.2 million for the nine months ended March 31, 2016. The decrease in gross margin dollars is due to the decrease in content delivery product revenue partially offset by an increase in gross margin dollars on content delivery services revenue. The decline in gross margin percentage of product revenue is primarily due to (1) lower gross margins on certain content delivery sales to some of our larger customers and (2) although improving, continued lower than average gross margins on the sales of our Aquari storage product solution. Additionally, the service gross margin percentage of content delivery service revenue improved slightly due to a higher volume of out-of-warranty revenue and despite the loss of high margin service revenue from our multi-screen video analytics product line, which was sold in September 2015.

Real-Time

Segment gross margin dollars were $14.2 million for the nine months ended March 31, 2017, an increase of $2.2 million, or 18.3%, from $12.0 million for the nine months ended March 31, 2016. The increase in gross margin dollars is a due to the increase in both real-time product and service revenue. The increase in gross margin percentage is primarily due to (1) a favorable product mix period-over-period and (2) an improvement in service margins due to the predominantly fixed-cost nature of our service operations.

Segment Operating Expenses

Segment operating expenses include selling and marketing, research and development expenses, and certain general and administrative expenses. The following tables set forth our segment operating expenses for the nine months ended March 31, 2017 and 2016 for each of our operating segments as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Nine Months Ended March 31,		$	%
	2017	2016	Change	Change

Sales and marketing:
Content delivery	$7,243	$6,465	$778	12.0%
Real-time	4,538	4,165	373	9.0%

Research and development:
Content delivery	$6,067	$8,202	$(2,135)	(26.0%)
Real-time	3,113	2,864	249	8.7%

General and administrative:
Content delivery	$225	$177	$48	27.1%
Real-time	427	419	8	1.9%

Sales and Marketing - An analysis of sales and marketing expenses by operating segment is described below.

Content Delivery

Segment sales and marketing expenses were $7.2 million for the nine months ended March 31, 2017, an increase of $0.7 million, or 12.0%, from $6.5 million for the nine months ended March 31, 2016. This period-over-period increase primarily resulted from (1) a $0.2 million increase in personnel-related costs to help expand penetration of existing products in our target markets and new markets for our Aquari storage solutions product, (2) a $0.4 million increase in severance expense due to changes in our sales leadership, (3) a $0.2 million increase in travel and trade show expenses to promote visibility of our products, (4) a $0.1 million increase in depreciation expense related to equipment on loan to customers to demonstrate our systems in a live environment, partially offset by (5) $0.3 million in lower commissions.

Real-Time

Segment sales and marketing expenses were $4.5 million for the nine months ended March 31, 2017, an increase of $0.3 million, or 9.0%, from $4.2 million for the nine months ended March 31, 2016. This period-over-period increase primarily resulted from (1) a $0.2 increase in sales personnel and related costs and (2) a $0.2 million increase in commissions.

Research and Development - An analysis of research and development expenses by operating segment is described below.

Content Delivery

Segment research and development expenses were $6.1 million for the nine months ended March 31, 2017, a decrease of $2.1 million, or 26.0%, from $8.2 million for the nine months ended March 31, 2016. The period-over-period decrease primarily resulted from (1) a $1.5 million decrease from a reduction of headcount in the U.S. within our development teams, (2) a $0.2 million decrease in subcontractor and outsourced development costs, (3) a $0.1 million decrease in recruiting costs, (4) a $0.2 million decrease in overall research and development expenses as a result of the sale of our multi-screen video analytics product line in September 2015, primarily related to personnel costs, partially offset by (5) a $0.1 million increase in severance related to the reduced headcount noted above.

Real-Time

Segment research and development expenses were $3.1 million for the nine months ended March 31, 2017, an increase of $0.2 million, or 8.7%, from $2.9 million for the nine months ended March 31, 2016. The period-over-period increase primarily resulted from an increase in personnel and related costs.

Segment Operating Income (Loss)

Segment operating income (loss) is defined as gross margin less selling and marketing, research and development expenses, and certain general and administrative expenses. The following tables set forth our segment operating income (loss) for the nine months ended March 31, 2017 and 2016 for each of our operating segments as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Nine Months Ended March 31,		$	%
	2017	2016	Change	Change

Segment operating income (loss):
Content delivery	$(2,586)	$(1,645)	$(941)	(57.2%)
Real-time	$6,109	$4,545	$1,564	34.4%

An analysis of operating income (loss) by operating segment is described below.

Content Delivery

The period-over-period decrease primarily resulted from lower product revenues and related gross margin dollars partially offset by lower research and development costs, as described above.

Real-Time

The period-over-period increase primarily resulted from higher product and services revenues and related gross margin dollars partially offset by slightly higher sales and marketing and research and development costs, as described above.

Corporate and Unallocated Costs

Corporate and unallocated costs include certain corporate sales and marketing and corporate general and administrative expenses (executive, finance, legal, risk management and human resources). These expenses are not included in the measure of segment operating income but are included in the reconciliation to income (loss) before income taxes. The following tables set forth our corporate and unallocated costs for the nine months ended March 31, 2017 and 2016 as well as comparative data showing increases and decreases between periods (dollars in thousands):

	Nine Months Ended March 31,		$	%
	2017	2016	Change	Change

Sales and marketing	$1,086	$813	$273	33.6%
General and administrative	$7,001	$5,507	$1,494	27.1%
Gain on sale of product line, net	$-	$(4,116)	$4,116	(100.0%)

Sales and Marketing. Sales and marketing expenses increased approximately $0.3 million, or 33.6%, to $1.1 million for the nine months ended March 31, 2017 from $0.8 million for the nine months ended March 31, 2016. This increase was primarily due to (1) a $0.2 million increase in outsourced marketing activities and (2) a $0.1 million increase in severance costs.

General and Administrative. General and administrative expenses increased approximately $1.5 million, or 27.1%, to $7.0 million for the nine months ended March 31, 2017 from $5.5 million for the nine months ended March 31, 2016. This increase was primarily due to (1) a $1.1 million increase in legal, accounting and other professional fees primarily associated with our disposition of our Real-Time business segment consummated in May 2017, (2) a $0.7 million increase in legal and other professional fees primarily associated with our entry into a Board Representation and Standstill Agreement with an investor and affiliate of that investor, settlement of our shareholder litigation and exploration of other strategic alternatives, (2) a $0.2 million increase in personnel-related costs, including an increase in share-based compensation costs, partially offset by (3) a $0.3 million bonus paid to our chief executive officer in connection with the execution of an amendment to his employment agreement in October 2015.

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

Other

Other Income, net. During nine months ended March 31, 2017 and 2016, we recognized $0.1 million and $0.4 million in net realized currency translation gains, respectively. These gains and losses result from the impact of the changes in value of the British pound, euro and Japanese yen, relative to the U.S. dollar, on foreign currency transactions related to short-term intercompany accounts which are settled in the normal course of business by our European and Japanese subsidiaries for which the British pound, euro and Japanese yen are the functional currencies.

Provision (Benefit) for Income Taxes. We recorded consolidated income tax expense of $0.4 million for the nine months ended March 31, 2017 compared to a $0.6 million consolidated income tax benefit for the nine months ended March 31, 2016. For the nine months ended March 31, 2017, the domestic tax expense is higher than the prior year due to the full valuation allowance that is now being applied to any tax benefit generated from operating losses in the U.S. The domestic expense is primarily attributable to interest and penalties on uncertain tax positions and minimum state taxes in a number of jurisdictions for the nine months ended March 31, 2017. The foreign tax expense is lower than the prior year primarily due to lower income in Japan and a reduction in the statutory tax rate in Japan for the nine months ended March 31, 2017, compared to the same period from the prior year.

In jurisdictions other than the U.K. and Japan, we either generate net operating losses or occasionally utilize some of the net operating loss carryforward amounts. However, because of the cumulative accounting losses in those jurisdictions, we maintain a full valuation allowance on those losses. This results in no net income tax provision impact in those jurisdictions as of March 31, 2017.

Net Income (Loss). Our consolidated net loss for the nine months ended March 31, 2017 was $4.7 million, or a $0.51 loss per basic and diluted share, compared to consolidated net income for the nine months ended March 31, 2016 of $1.7 million, or $0.19 income per basic and diluted share.

Liquidity and Capital Resources

Our liquidity is dependent upon many factors, including sales volume, product and service costs, operating results and the efficiency of asset use and turnover. Our future liquidity will be affected by, among other things:

•	our reliance on a small customer base, typically represented by a small number of large, concentrated orders (the largest three customers accounted for 26% and 32% of total revenue for the nine months ended March 31, 2017 and 2016, respectively, giving effect to recent mergers and acquisitions);

•	our content delivery product revenue is subject to customers’ capital spending cycles and may be impacted in the future by consolidation of the industry in which our customers operate;

•	the rate of growth or decline or change in market, if any, of content delivery market expansions and the pace that video service companies implement, upgrade or replace content delivery technology;

•	our investment strategy into the storage solutions market;

•	the impact of the global economic conditions on our business and our customers, including European Union austerity measures and the impact of the U.K. exiting the European Union;

•	our ability to renew maintenance and support service agreements with customers and retain existing customers;

•	the impact of U.S. Government sequestration on our business and our customers;

•	our future access to capital;

•	our ability to manage expenses consistent with the rate of growth or decline in our markets;

•	our exploration and evaluation of strategic alternatives;

•	ongoing cost control actions and expenses, including capital expenditures;

•	the margins on our product and service sales;

•	timing of product shipments, which typically occur during the last month of the quarter;

•	the impact of delays of product acceptance from our customers;

•	the percentage of sales derived from outside the U.S. where there are generally longer accounts receivable collection cycles;

•	the number of countries in which we operate, which may require maintenance of minimum cash levels in each country and, in certain cases, may restrict the repatriation of cash, by requiring us to maintain levels of capital;

•	the rate of growth or decline, if any, of sales to the government and government related entities; and

•	the use of cash to pay quarterly and special dividends.

Uses and Sources of Cash

We generated $2.2 million and used $4.6 million of cash from operating activities during the nine months ended March 31, 2017 and 2016, respectively. Operating cash flows during the nine months ended March 31, 2017 were primarily attributable to the collection of accounts receivable during the period, offset by the current period net loss. Operating cash outflows during the nine months ended March 31, 2016 were primarily attributable to the increase in accounts receivable created by certain larger sales that occurred late in the third quarter due to the timing of orders and shipments.

We invested $0.7 million and $1.6 million in property and equipment during the nine months ended March 31, 2017 and 2016, respectively. Capital additions during each of these periods were primarily related to: (1) development and test equipment for our development group, (2) demonstration systems used by our sales and marketing group and (3) facilities improvements. We expect capital additions to increase during the remainder of our current fiscal year, primarily to support our continuing investment in our Aquari storage solutions product line.

We invested $2.4 million in short-term investments during the nine months ended March 31, 2017, compared to $0 in the same period of the prior year. We moved cash to these short-term investments in the third quarter of fiscal year 2017 so that we may earn a higher return than we had previously earned with our cash and cash equivalent balances. Our short-term investments consist of highly liquid U.S Treasury bills and commercial paper. Additionally, our short-term investments have original maturities of more than 3 months but no more than 12 months.

During the nine months ended March 31, 2016, we sold the customer contracts and intellectual property related to our multi-screen video analytics product line for $3.5 million. Cash proceeds from the transaction consisted of $2.8 million paid immediately after closing. The balance of the sales price was collected in full in June 2016.

We paid three quarterly cash dividends of $0.12 per share during each of the nine months ended March 31, 2017 and 2016. During the nine months ended March 31, 2017 and 2016, we also paid less than $0.1 million of additional dividends in each period that had been held as dividends payable from previous declarations to restricted stockholders for whom restrictions lapsed during each period. We intend to pay a regular quarterly cash dividend on shares of our common stock subject to, among other things, our results of operations, cash balances, future cash requirements, financial condition, statutory requirements of Delaware law, and other factors that the Board may deem relevant. We believe that a portion of our dividends may be treated as a return of capital to stockholders, rather than dividend income, as we believe dividend payments may exceed our cumulative earnings and profits.

Although we do not have any outstanding debt or borrowing facilities in place at March 31, 2017, we periodically review the need for credit arrangements. However, based upon our existing cash balances, historical cash usage, and anticipated operating cash flow in the near term, we believe that existing cash balances will be sufficient to meet our anticipated working capital, capital expenditure requirements and any dividend payments for at least the next twelve months.

At March 31, 2017, we had working capital (current assets less current liabilities) of $15.4 million including cash and cash equivalents of $15.8 million. At June 30, 2016, we had working capital of $22.6 million, including cash and cash equivalents of $20.3 million. At March 31, 2017, we had no material commitments for capital expenditures.

As of March 31, 2017, approximately $2.2 million, or 14.2% of our cash is in foreign accounts and there is no expectation that any foreign cash would need to be transferred from these foreign accounts to cover operations in the next 12 months. Based upon our existing cash balances and short-term investments, historical cash usage and anticipated operating cash flow in the current fiscal year, we believe that existing cash balances will be sufficient to meet our anticipated working capital, dividend payments and capital expenditure requirements for at least the next 12 months.

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

Critical Accounting Policies and Estimates

The SEC defines “critical accounting estimates” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies and estimates are disclosed under the section “Application of Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016. Our critical accounting estimates have not changed in any material respect during the three months ended March 31, 2017.

Recent Accounting Guidance

See Note 2 – Recent Accounting Guidance to our accompanying condensed consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and the expected effects on our consolidated results of operations and financial condition.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements made or incorporated by reference in this quarterly report may constitute “forward-looking statements” within the meaning of the federal securities laws. When used or incorporated by reference in this report, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions, are intended to identify forward-looking statements. Statements regarding future events and developments, our future performance, market share, new market growth, payment of dividends, ability to utilize our net deferred tax assets and availability of earnings and profits with respect to dividend income, as well as our expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Examples of our forward-looking statements in this report include, but are not limited to, the impact of our content delivery strategy on our business, the impact of our new Aquari storage solution strategy on our business, the impact of any strategic initiatives we may undertake; the impact of the current reestablishment of and potential for future release of our tax valuation allowances on future income tax provisions and income taxes paid, expected level of capital additions, our expected cash position, the impact of interest rate changes and fluctuation in currency exchange rates, our sufficiency of cash, the impact of litigation and the payment of dividends. These statements are based on beliefs and assumptions of our management, which are based on currently available information. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. The risks and uncertainties which could affect our financial condition or results of operations include, without limitation: the potential consolidation of the markets that we serve; U.S. Government sequestration; European austerity measures; the impact of the U.K. exiting the European Union; delays or cancellations of customer orders; non-renewal of maintenance and support service agreements with customers; changes in product demand; economic conditions; various inventory risks due to changes in market conditions; margins of the content delivery business to capture new business; our ability to obtain regulatory approval for the sale of the European operations of our Real-Time business within the time frame anticipated or at all; our ability to reinvest the net proceeds from the sale of our Real-Time segment in a manner that we believe will generate an adequate return to our remaining business; fluctuations and timing of large content delivery orders; risks associated with our operations in the People’s Republic of China; uncertainties relating to the development and ownership of intellectual property; uncertainties relating to our ability and the ability of other companies to enforce their intellectual property rights; the pricing and availability of equipment, materials and inventories; the concentration of our customers; failure to effectively manage change; delays in testing and introductions of new products; the impact of reductions in force on our operations; rapid technology changes; system errors or failures; reliance on a limited number of suppliers and failure of components provided by those suppliers; uncertainties associated with international business activities, including foreign regulations, trade controls, taxes, tariffs and currency fluctuations; the impact of competition on the pricing of content delivery products; failure to effectively service the installed base; the entry of new, well-capitalized competitors into our markets; the success of new content delivery products, including acceptance of our new storage solutions; the success of our relationships with technology and channel partners; capital spending patterns by a limited customer base; the current challenging macroeconomic environment; continuing unevenness of the global economic recovery; global terrorism; privacy concerns over data collection; our ability to utilize net operating losses to offset cash taxes in the event of an ownership change as defined by the Internal Revenue Service; earthquakes, tsunamis, floods and other natural disasters in areas in which our customers and suppliers operate; the process of evaluation of strategic alternatives; and the availability of debt or equity financing to support our liquidity needs.

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

Evaluation of Controls and Procedures

We conducted an evaluation as of March 31, 2017, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control

There were no changes to our internal controls over financial reporting during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description of Document

2.1	Asset Purchase Agreement, dated as of May 15, 2017, by and between Concurrent Computer Corporation and Concurrent Computer Corporation (France), on the one hand, and Real Time, Inc. on the other hand (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 15, 2017).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.5	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.6	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Certificate of Designations of Series B Participating Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2016).

3.8	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

3.9	Certificate of Elimination of Series B Participating Preferred Stock of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

3.10	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

10.1

License and Support Agreement, dated as of May 15, 2017, by and between Concurrent Computer Corporation and Real Time, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 15, 2017).

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

Date: May 15, 2017	CONCURRENT COMPUTER CORPORATION

	By:	/s/ Emory O. Berry
Emory O. Berry
Chief Financial Officer and Executive Vice President of Operations
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description of Document

2.1	Asset Purchase Agreement, dated as of May 15, 2017, by and between Concurrent Computer Corporation and Concurrent Computer Corporation (France), on the one hand, and Real Time, Inc. on the other hand (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 15, 2017).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 33-62440)).

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Proxy on Form DEFR14A filed on June 2, 2008).

3.3	Certificate of Amendment to its Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 30, 2011).

3.4	Certificate of Correction to Restated Certificate of Incorporation of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

3.5	Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.6	Amendment to Amended Certificate of Designations of Series A Participating Cumulative Preferred Stock (incorporated by reference to the Form 8-A/A, dated August 9, 2002).

3.7	Certificate of Designations of Series B Participating Preferred Stock (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 1, 2016).

3.8	Certificate of Amendment to the Restated Certificate of Incorporation of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

3.9	Certificate of Elimination of Series B Participating Preferred Stock of Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 7, 2016).

3.10	Amended and Restated Bylaws of the Registrant (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).

10.1

License and Support Agreement, dated as of May 15, 2017, by and between Concurrent Computer Corporation and Real Time, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 15, 2017).

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